Form 10-K
period 1993-12-31
NEW YORK TIMES CO
filed 1994-03-21
CIK 71691

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                ---------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993                         COMMISSION
                                                            FILE NUMBER 1-5837

                           THE NEW YORK TIMES COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             NEW YORK                                      13-1102020
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
  229 WEST 43D STREET, NEW YORK, N. Y.                        10036
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 556-1234

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                              WHICH REGISTERED
Class A Common Stock of $.10 par value                American Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 Not Applicable
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes. X. No.  ....

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of Class A Common Stock held by non-affiliates as of February 28, 1994, was approximately $2.14 billion. As of such date, non-affiliates held 55,597 shares of Class B Common Stock. There is no active market for such stock.

     The number of outstanding shares of each class of the registrant's common stock as of February 28, 1994, was as follows: 106,461,863 shares of Class A Common Stock and 431,681 shares of Class B Common Stock.


          DOCUMENT INCORPORATED BY REFERENCE                           PART
Proxy Statement for the 1994 Annual Meeting of Stockholders . .......   III


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      INDEX TO THE NEW YORK TIMES COMPANY
                                 1993 FORM 10-K

                            ------------------------

                                     PART I

ITEM NO.                                                                                   PAGE

1. Business.........................................................................          1
       Introduction.................................................................          1
          Summary of Segment Information............................................          1
       Newspapers...................................................................          2
          The New York Times........................................................          2
             Circulation............................................................          2
             Advertising............................................................          3
             Production.............................................................          3
          The Boston Globe..........................................................          4
             Circulation............................................................          4
             Advertising............................................................          5
             Production.............................................................          5
          Regional Newspapers.......................................................          5
          International Herald Tribune S.A..........................................          6
       Magazines....................................................................          6
          Women's Magazines.........................................................          6
          Sports/Leisure Magazines..................................................          7
       Broadcasting/Information Services............................................          7
          Broadcasting..............................................................          7
          Information Services......................................................          8
       Forest Products Companies....................................................          8
       Competition..................................................................          9
       Employees....................................................................         10
2. Properties.......................................................................         10
3. Legal Proceedings................................................................         11
4. Submission of Matters to a Vote of Security Holders..............................         11
Executive Officers of the Registrant................................................         11
                                            PART II
5. Market for the Registrant's Common Equity and Related Stockholder Matters........         13
6. Selected Financial Data..........................................................         13
7. Management's Discussion and Analysis of Financial Condition and Results of
Operations..........................................................................         13
8. Financial Statements and Supplementary Data......................................         13
9. Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure..........................................................................         13
                                           PART III
10. Directors and Executive Officers of the Registrant..............................         13
11. Executive Compensation..........................................................         13
12. Security Ownership of Certain Beneficial Owners and Management..................         13
13. Certain Relationships and Related Transactions..................................         13
                                            PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................         14

                                     PART I

ITEM 1. BUSINESS.

                                  INTRODUCTION

     The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is engaged in diversified activities in the communications field. The Company also has substantial equity interests in two Canadian newsprint companies and a Maine supercalendered paper manufacturing partnership.

     On October 1, 1993, a wholly owned subsidiary of the Company was merged with Affiliated Publications, Inc. ("API"), the parent company of The Boston Globe, which became a wholly owned subsidiary of the Company. (See Note 2 of Notes to Consolidated Financial Statements and "Newspapers--The Boston Globe".)

     The Company currently classifies its businesses into the following segments:

          Newspapers: The New York Times ("The Times"); The Boston Globe, a daily newspaper, and the Boston Sunday Globe (both editions, "The Globe"); 23 other daily and five non-daily newspapers in Alabama, California, Florida, Kentucky, Louisiana, Maine, Mississippi, North Carolina, South Carolina and Tennessee ("Regional Newspapers"); a newspaper wholesaler in the New York City metropolitan area; and a one-half interest in the International Herald Tribune.

          Magazines: Family Circle, McCall's, American HomeStyle, Child, Fitness, Custom Builder, Golf Digest, Golf World (U.S.), Golf World (U.K.), Golf Shop Operations, Golf World Industry News (U.K.), Golf Weekly (U.K.), Tennis, Tennis Buyer's Guide, Cruising World, Sailing World, Sailing Business, Snow Country and Ski Business.

          Broadcasting/Information Services: television stations WREG-TV in Memphis, Tennessee, WNEP-TV in Wilkes-Barre/Scranton, Pennsylvania, WHNT-TV in Huntsville, Alabama, WQAD-TV in Moline, Illinois, and KFSM-TV in Fort Smith, Arkansas; radio stations WQXR (FM) and WQEW (AM) in New York City; news, photo and graphics services and news and features syndication; TimesFax; The New York Times Index; and licensing of electronic data bases and microform, CD-ROM products and the trademarks and copyrights of The Times.

SUMMARY OF SEGMENT INFORMATION

     In 1993 the Company's consolidated revenues increased to $2,019,654,000 from $1,773,535,000 in 1992, due principally to the October 1, 1993 acquisition of The Globe, the June 1992 acquisition of two wholesale newspaper distribution businesses and higher advertising and circulation revenues. The Company's net income in 1993 was $6,123,000, or $.07 per share, compared with a net loss of $44,709,000, or $.57 per share, in 1992. The 1993 net income includes pre-tax charges aggregating $35,400,000, or $.23 per share, to cover severance and related costs resulting from anticipated white-collar and composing room staff reductions at The Times and an after-tax noncash charge of $47,000,000, or $.56 per share, to write down the Company's investment in its Forest Products Group to reflect current operating conditions and economic factors in the industry. The 1992 loss includes an after-tax charge of $33,437,000, or $.43 per share, related to the net cumulative effect of adopting three accounting changes in 1992 and a pre-tax loss of $53,768,000, or $.47 per share, due to the closing of The Gwinnett (Georgia) Daily News, the sale of its residual assets and its 1992 operations. A summary of segment information for the three years ended December 31, 1993, is set forth on pages F-2 and F-3 of this Form 10-K. Also see "Management's Discussion and Analysis" on pages F-4 through F-7 of this Form 10-K.

     As part of the API merger, the Company acquired a one-third interest in BPI Communications, L.P. ("BPI"), a publisher of speciality magazines including Billboard and Hollywood Reporter. In February 1994 BPI was sold and the Company received approximately $53,000,000 for its interest. The Company expects to receive additional payments of approximately $2,000,000 later in the year. (See
Note 2 of Notes to Consolidated Financial Statements.)

     The Company's largest source of revenues is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Traditionally second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first quarter. Advertising volume tends to be lower in the third quarter primarily because of the summer slow-down in many areas of economic activity. In addition, quarterly trends are affected by the overall economy and economic conditions that may exist in specific markets served by the Company's business segments.

                                   NEWSPAPERS

     The Newspaper Group had revenues of $1,537,934,000 in 1993, compared with $1,306,952,000 in 1992, and an operating profit of $114,332,000 in 1993, compared with $81,173,000 in 1992. Exclusive of the special items discussed in more detail in "Management's Discussion and Analysis" on pages F-4 and F-5 of this Form 10-K, operating profit of the Newspaper Group increased to $150,832,000 in 1993 from $129,073,000 in 1992. Improvements in operating profit were mainly due to inclusion of the results of The Globe since the October 1, 1993 acquisition date, higher advertising and circulation revenues, cost controls throughout the Group and cost savings related to The Times's Edison facility. Advertising weakness at the Company's two California regional newspapers and higher depreciation and newsprint prices partially offset the higher results.

THE NEW YORK TIMES
  CIRCULATION

     The Times, a standard-size weekday and Sunday newspaper which commenced publication in 1851, is circulated in each of the 50 states and the District of Columbia and worldwide. Approximately 64% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area which includes New York City, Westchester and parts of upstate New York, Connecticut and New Jersey; 36% is sold elsewhere. On Sundays approximately 63% of the circulation is sold in the greater New York City area and 37% elsewhere. According to reports of the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines on an annual basis, for the semi-annual period ended September 30, 1993, of all seven-day United States newspapers, The Times's daily and Sunday circulations were the largest.

     The Times's average weekday and Sunday circulations for the five 12-month periods ended September 30, 1993, as audited by ABC (except as indicated), are shown in the table below.

                                                                     Weekday     Sunday
                                                                   -----------   -------
                                                                   (Thousands of copies)
1989.............................................................     1,091.9     1,644.1
1990.............................................................     1,128.3     1,695.9
1991.............................................................     1,160.0     1,730.0
1992.............................................................     1,175.9     1,757.0
1993 (unaudited).................................................     1,185.0     1,785.0

     During the year ended December 31, 1993, the average weekday circulation of The Times increased by approximately 1,700 copies to 1,179,000 copies and the average Sunday circulation of The Times increased by approximately 17,100 copies to 1,781,200 copies. Approximately 52% of the weekday circulation and 42% of the larger Sunday circulation were sold through home and office delivery; the remainder were sold primarily on newsstands.

     The suggested newsstand price of The Times within the New York City metropolitan area is $.50 on weekdays and $2.00 on Sunday. The suggested newsstand price in the New England-Middle Atlantic states outside the New York City metropolitan area is $.75 on weekdays and $2.00 on Sundays. The suggested newsstand price of the National Edition, distributed throughout the rest of the country, is $.75 on weekdays and $3.50 on Sundays, except that, effective January 10, 1994, the suggested newsstand price of the National Edition in 11 southwest and southeast states and the Caribbean is $1.00 on weekdays.

  ADVERTISING

     The Times published 77,787,000 lines of advertising in 1993, compared with 77,012,000 lines in 1992. Both figures include part-run linage, which totaled 21,728,000 lines in 1993, compared with 20,574,000 lines in 1992.

     Total linage in The Times for the five years ended December 31, 1993, as measured by Leading National Advertisers Incorporated ("LNA"), an independent agency that measures advertising volume, is shown in the table below. The "National" heading in the table below includes such categories as automotive, financial and general advertising.

                   Retail                 National               Classified
           ----------------------  ----------------------  ----------------------    Total
             Weekday     Sunday      Weekday     Sunday      Weekday     Sunday
           -----------  ---------  -----------  ---------  -----------  ---------  ---------
                                         (Thousands of lines)
1989           21,365      29,267      13,527      15,581       9,612      18,681    108,033
1990           19,542      25,983      11,823      13,920       7,434      14,341     93,043
1991           17,344      22,318      10,173      12,134       5,661      10,988     78,618
1992           18,082      21,528       9,696      12,811       4,721      10,174     77,012
1993           18,377      23,172       9,494      12,463       4,030      10,251     77,787

The table includes linage for The New York Times Magazine, which published 2,857 pages of advertising in 1993, compared with 2,742 pages in 1992.

     Advertising rates for The Times increased an average of 5% in January 1993 and in January 1994.

  PRODUCTION

     Except for The New York Times Magazine, the Television section, the National Edition and certain supplements, The Times is currently produced at its New York City production facility and a newly-operational production and distribution facility in Edison, New Jersey.

     The Times is fully photocomposed, and all news is processed through electronic editing terminals and photocomposition equipment that produce text at a rate of up to 3,000 lines per minute. Page images are reproduced on lightweight printing plates through the use of negatives that are produced by laser beams scanning paste-ups. The page images are transmitted by direct wire to the platemaking room in the Manhattan facility and by a combination of microwave and satellite transmission from the composing room in the Manhattan facility to the platemaking room in Edison and each of the eight National Edition printing sites around the country.

     The new Edison facility, which recently replaced an older production facility in Carlstadt, New Jersey, prints all the advance sections of the Sunday newspaper (except The New York Times Magazine and the Television section) and approximately one-third of the weekday New York edition. The Edison facility houses six 10-unit Goss Colorliner presses as well as modern, automated packaging and distribution equipment. No decision has been made as to the disposition of the Carlstadt plant, which was closed in February 1993. During 1993 The Times began printing some of its advance Sunday sections at Edison in color; it expects to add at least two color sections in 1994.

     The National Edition of The Times is distributed from eight printing sites: in the Midwest from printing sites in Chicago, Illinois, and Warren, Ohio; in the West from printing sites in Torrance and Walnut Creek, California, and Tacoma, Washington; in the Southwest from a printing site in Austin, Texas; and in the Southeast from printing sites in Atlanta, Georgia, and Ft. Lauderdale, Florida. Satellite transmission of page images to the National Edition printing sites permits early-morning delivery to homes and newsstands in many major markets.

     In June 1992 the Company acquired two wholesale newspaper distribution businesses that distribute The Times and other newspapers and periodicals in New York City and central and northern New Jersey. (See Note 2 of Notes to Consolidated Financial Statements.) These wholesalers operate under the name of City & Suburban Delivery Systems. Approximately 46% of The Times's daily circulation and 40% of its Sunday circulation in the New York City metropolitan area are delivered to retail outlets and home delivery depots through these wholesale operations.

     The Times has an agreement with R.R. Donnelley & Sons Company to print The New York Times Magazine through December 1999 and an agreement with KTB Associates, Inc. to print the Television section through February 1998.

     In 1993 The Times used approximately 301,000 metric tons of newsprint, which was purchased primarily under long-term contracts from both related and unrelated suppliers (see "Forest Products Companies"). The New York Times Magazine used approximately 21,000 metric tons of supercalendered paper, an intermediate grade of magazine quality paper, in 1993. This supercalendered paper was purchased under long-term contracts from both related (see "Forest Products Companies") and unrelated suppliers. The Times and The New York Times Magazine are not dependent on any one supplier.

THE BOSTON GLOBE

     The Company acquired The Globe on October 1, 1993, pursuant to a merger of a wholly owned subsidiary of the Company into API. The Globe is owned and published by an API subsidiary, Globe Newspaper Company (as used herein, "The Globe" may also be used to refer to Globe Newspaper Company).

  CIRCULATION

     The Globe is distributed throughout New England, though its circulation is concentrated in the Boston metropolitan area. According to ABC reports, as of September 30, 1993, the daily circulation of The Globe was the 12th largest of any daily newspaper, and circulation of the Sunday edition was the 9th largest of any Sunday newspaper published in the United States; and its daily and Sunday circulation was the largest of all newspapers published in either Boston or New England.

     During the year ended December 26, 1993, the average weekday circulation of The Globe decreased by approximately 3,300 copies to 504,600 copies and the average Sunday circulation increased by approximately 2,700 copies to 814,500 copies. Approximately 68% of The Globe's total daily circulation and 54% of The Globe's total Sunday circulation were sold through home or office delivery; the remainder were sold primarily on newsstands.

     Within the 30-mile-radius of Boston, the newsstand price of the daily edition of The Globe during 1993 was $.35. The newsstand price for copies sold more than 30 miles from Boston was $.50. The newsstand price of the Sunday edition of The Globe was $1.50. The seven-day home delivery price for the newspaper was $4.00.

     The following table shows the average weekday and Sunday paid circulation of The Globe for the editions and the periods indicated.

     PERIOD                                                              WEEKDAY    SUNDAY
- ----------------------------------------------------------------------  ---------  ---------
52 Weeks ended March 28, 1993*........................................    506,996    811,743
26 Weeks ended September 26, 1993**...................................    507,647    814,036

- ---------------

 * Per audit report of ABC.

** As submitted by The Globe to ABC.

  ADVERTISING

     The Globe's total advertising volume by category of advertising for the year ended December 31, 1993 for all editions, as measured by The Globe, is set forth below:

Run of Press inches, Daily & Sunday
  Retail...............................................................................         816,911
  National.............................................................................         510,973
  Classified...........................................................................       1,158,163
Zone advertising inches................................................................         252,408
Preprint distribution in pieces........................................................     637,670,000

     Advertising rates in each category of advertising were adjusted in 1993. The latest increase in retail advertising rates occurred on January 1, 1994. Increases in national and classified advertising rates occurred effective July 1, 1993 and August 1, 1993, respectively. These increases ranged from 2.1% to 4.5%.

  PRODUCTION

     All editions of The Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Massachusetts, satellite plant. Both of the plants use Goss Metroliner offset presses. The Boston plant has a comprehensive computerized information system utilizing terminals for entering news and advertising copy into its phototext setting equipment. The data for printing The Globe at the Billerica plant are delivered by dedicated telephone lines.

     In June 1992, The Globe purchased a 126,000 square foot building in Westwood, Massachusetts, which became operational as a Sunday pre-print storage, inserting and packaging plant in the fall of 1993.

     Virtually all of The Globe's home-delivered circulation is delivered through The Globe's distribution subsidiary, Community Newsdealers Inc.

     In 1993, The Globe used approximately 128,000 metric tons of newsprint. The major portion was purchased under long-term contracts with unrelated suppliers; The Globe is not dependent on any one supplier.

REGIONAL NEWSPAPERS

     The Company currently owns 23 daily and five non-daily smaller-city newspapers.

                               Daily Newspapers                                 Non-Daily Newspapers
                               ----------------                                 --------------------

Sarasota Herald-Tribune        The Courier (Houma, La.)                         York County Coast Star
(Fla.)                         Daily Commercial                                      (Kennebunk, Me.)
The Press Democrat (Santa           (Leesburg, Fla.)                            The News-Sun (Sebring/
Rosa, Cal.)                    Times-News                                            Avon Park, Fla.)
The Ledger (Lakeland, Fla.)         (Hendersonville, N.C.)                      Marco Island Eagle
The Gainesville Sun (Fla.)      Daily World (Opelousas, La.)                    (Fla.)
Santa Barbara                   The Dispatch (Lexington, N.C.)                  News-Leader
     News-Press (Cal.)          Lenoir News-Topic (N.C.)                        (Fernandina Beach, Fla.)
Spartanburg                     Daily Comet (Thibodaux, La.)                    The Banner-Independent
Herald-Journal (S.C.)           Palatka Daily News (Fla.)                            (Booneville, Miss.)
Wilmington Morning Star         The Messenger
(N.C.)                               (Madisonville, Ky.)
Ocala Star-Banner (Fla.)        The Daily Corinthian
Times Daily                          (Corinth, Miss.)
     (Florence, Ala.)           Lake City Reporter (Fla.)
The Tuscaloosa News (Ala.)      State Gazette (Dyersburg,
The Gadsden Times (Ala.)        Tenn.)

     The regional daily newspapers achieved circulation gains for the year ended December 31, 1993, as weekday circulation increased 4,500 copies to 851,000 copies and Sunday circulation increased 9,200 copies to 853,700 copies; the circulation of the non-dailies decreased 500 copies to 72,700 copies. Advertising volume, stated on the basis of six columns per page, was 35,163,700 inches in 1993, compared with 33,854,000 inches in 1992. The circulation gains and the advertising volume exclude the 1992 circulation and advertising volume of The Gwinnett (Georgia) Daily News, which the Company closed in September 1992. The circulation and advertising volume include the two weekly Georgia newspapers sold at year-end, The Forsyth County News (Cumming) and The Winder News (Winder). (See Note 2 of Notes to Consolidated Financial Statements.)

     All of the Regional Newspapers are produced by photocomposition and offset printing. In 1993 the Regional Newspapers used approximately 99,000 metric tons of newsprint, which was purchased under long-term contracts from both related (see "Forest Products Companies") and unrelated suppliers. The Regional Newspapers are not dependent on any one supplier.

INTERNATIONAL HERALD TRIBUNE S.A.

     The Company owns a one-half interest in the International Herald Tribune S.A., which publishes the International Herald Tribune. The newspaper is edited in Paris and printed simultaneously in Paris, London, Zurich, Hong Kong, Singapore, The Hague, Marseille, Tokyo, Rome, Frankfurt and New York. The other one-half interest is owned by The Washington Post Company.

                                   MAGAZINES

     The Company's Magazine Group had revenues of $394,463,000 in 1993, compared with $386,120,000 in 1992, and operating profit of $12,330,000 in 1993, compared with $9,929,000 in 1992. Exclusive of the amortization costs associated with the acquisitions of McCall's and Golf World (U.S.), which were structured to maximize cash flow, the Group's operating profit was $25,400,000 in 1993, which is equal to 1992. Continuing softness in advertising in the consumer packaged goods category in the women's magazines field continues to affect the Group adversely.

     All of the Company's magazines are printed under long-term contracts with unrelated printers. In 1993 the magazines used approximately 78,000 metric tons of coated paper, all of which was purchased from unrelated suppliers under long-term contracts.

WOMEN'S MAGAZINES

     As of December 31, 1993, NYT Women's Magazines published the magazines listed in the chart below:

                                                                                              PERCENTAGE
                                                                                               INCREASE
                                                                                             (DECREASE) IN
                                                                                                AVERAGE
                               PUBLICATION          SUBJECT/                     AVERAGE      CIRCULATION    ADVERTISING
    MAGAZINE                      CYCLE             AUDIENCE        RATEBASE   CIRCULATION(1)  OVER 1992       PAGES(4)
- --------------------------  -----------------  ------------------  ----------  -----------  ---------------  -----------
Family Circle.............  17 issues per      Women's Service     5,000,000    5,092,000           (1.3)         1,570
                            year
McCall's..................  Monthly            Women's Service     4,600,000    4,604,000           (1.6)         1,138
American HomeStyle(2).....  8 issues per year  Home decorating       700,000(2)   712,000            7.4            469
Child(3)..................  10 issues per      Parents of            650,000(3)   612,000           13.3            872
                            year               children under 12
Fitness...................  6 issues per year  Health and fitness    500,000(5)   408,000           40.9            237
Custom Builder............  7 issues per year  Trade publication      Not          28,000            4.7            357
                                               for the shelter     Applicable
                                               field

                              PERCENTAGE
                               INCREASE
                             (DECREASE) IN
                              ADVERTISING
    MAGAZINE                PAGES OVER 1992
- --------------------------  ---------------
Family Circle.............          (8.9)
McCall's..................          (5.2)
American HomeStyle(2).....           3.3
Child(3)..................           5.1
Fitness...................          91.3
Custom Builder............          42.2


- ---------------

(1) As reported by the publisher to ABC or the Business Publications Association ("BPA").

(2) Formerly called Decorating Remodeling. Six ancillary publications were published in 1993: Home Plans (four times a year), Kitchen Plans (two times a year), Build It, Build It Ultra, Weekend Decorator, Weekend Remodeler. The Ratebase for American HomeStyle increased from 675,000 to 700,000 in January 1994.

(3) Four ancillary publications were published in 1993: Organized Parent, Organized Pregnancy, Having a Baby, Child's Guide to Baby Products. The Ratebase for Child increased from 600,000 to 650,000 in January 1994.

(4) As reported by the publisher to Publisher's Information Bureau ("PIB"); or, in the case of Custom Builder, as calculated by the publisher using the same methodology as for PIB.

(5) The Ratebase increased from 400,000 to 500,000 in January 1994.

     In 1993, NYT Women's Magazines also published 14 Special Interest Publications on such topics as Christmas, food and shelter.

SPORTS/LEISURE MAGAZINES

     As of December 31, 1993, NYT Sports/Leisure Magazines published the magazines listed in the chart below:

                                                                                          PERCENTAGE                  PERCENTAGE
                                                                                           INCREASE                    INCREASE
                                                                                         (DECREASE) IN               (DECREASE) IN
                                                                                            AVERAGE                   ADVERTISING
                            PUBLICATION                                       AVERAGE     CIRCULATION   ADVERTISING      PAGES
    MAGAZINE                   CYCLE        SUBJECT/AUDIENCE     RATEBASE   CIRCULATION(1) OVER 1992      PAGES(2)     OVER 1992
- -----------------------  -----------------  -------------------  ---------  -----------  -------------  -----------  -------------
Golf Digest............  Monthly            Golf                 1,450,000   1,459,000           2.8         1,344           0.9
Tennis.................  Monthly            Tennis                 800,000     804,000           5.8           795           3.5
Snow Country...........  8 issues per year  Skiing market          460,000     428,000          14.9           669          24.6
                                            Recreational
Cruising World.........  Monthly            sailors                143,000     148,000           0.9         1,169          10.3
                         44 issues per
Golf World (U.S.)......  year               Golf                   135,000     141,000           2.0         1,622          (1.9)
Golf World (U.K.)......  Monthly            Golf                    94,500      95,000           3.0         1,180           5.9
Sailing World..........  Monthly            Racing sailors          61,000      64,000           1.5           555          13.0
                         10 issues per
Golf Shop Operations...  year               Golf trade              16,500      17,000           1.3         1,469          (2.1)
Ski Business...........  6 issues per year  Ski trade               11,500      12,000          (8.1)          302          62.4
Tennis Buyer's Guide...  6 issues per year  Tennis trade            10,100      10,000          (0.9)          326          (9.9)
Sailing Business.......  6 issues per year  Sailing trade            8,500       8,000(3)       17.7            93           3.3
Golf Weekly (U.K.).....  Weekly             Golf                     8,250       8,000         (21.6)          651           8.7
Golf World Industry
News (U.K.)............  Monthly            Golf trade               5,000       5,000           0             231          20.3

- ---------------
(1) As reported by the publisher to ABC or BPA.

(2) As reported by the publisher to PIB; or, in the case of trade publications, as calculated by the publisher using the same methodology as for PIB.

(3) As provided by publisher.

                       BROADCASTING/INFORMATION SERVICES

     Broadcasting/Information Services had revenues of $87,257,000 in 1993, up from $80,463,000 in 1992, and an operating profit of $19,403,000 in 1993, compared with $14,766,000 in 1992. Higher local advertising revenues at the Company's television stations accounted for the improved results.

BROADCASTING

     The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. Each television station's license is for a five-year term. The licenses for WREG-TV (Memphis, Tenn.), WHNT-TV (Huntsville, Ala.), WQAD-TV (Moline, Ill.) and KFSM-TV (Fort Smith, Ark.) will expire in 1997. The license of WNEP-TV (Wilkes-Barre/Scranton, Pa.) will expire on August 1, 1994. The Company expects this license to be renewed.

     All of the television stations have three principal sources of revenue: local advertising sold to advertisers in the immediate geographic areas of the stations, national spot advertising and compensation paid by the networks for carrying commercial network programs. WREG-TV, WHNT-TV and KFSM-TV are affiliated with the CBS Television Network and WNEP-TV and WQAD-TV are affiliated with the ABC Television Network.

     WREG-TV, WQAD-TV and KFSM-TV are in the VHF band; WNEP-TV and WHNT-TV are in the UHF band, as are all other stations in their markets. According to A. C. Nielsen Company, Memphis is the 42nd largest television market in the United States, Wilkes-Barre/Scranton is the 47th largest market, Huntsville is the 87th largest market, Moline is part of the Quad Cities market, the 88th largest, and Fort Smith is the 118th largest market.

     The Company's two radio stations serve the New York metropolitan area. WQXR
(FM) is currently the only commercial classical music station serving this market. WQEW (AM) is the only station that offers a format of American popular standards for the market. Applications for renewal of the FCC licenses for both stations for the seven-year terms starting June 1, 1991, are pending. Although the National Hispanic Media Coalition has filed an opposition to the radio stations' license renewals, the Company expects its licenses to be renewed.

INFORMATION SERVICES

     The New York Times Syndication Sales Corporation ("Syndication Sales") operates The New York Times News Service, Special Features and the licensing and reprint permission operations of The Times. The News Service transmits articles, graphics and photographs from The Times to approximately 650 newspapers and magazines in the United States and in 53 countries worldwide. Special Features markets other supplemental news services and feature material, graphics and photographs from The Times and other leading news sources to newspapers and magazines around the world.

     In 1993 the Company continued to expand its distribution of TimesFax, a six- to eight-page synopsis of The Times delivered to customers' facsimile machines or personal computers in markets where The Times is not easily available. In addition to distribution by satellite to cruise ships and U.S. Navy vessels, TimesFax is distributed to hotels, governments and corporations in over 50 countries and territories. In 1993 the Company launched its first industry specific fax product: The Monday Media edition, a six-page synopsis of media-related news, is produced weekly and distributed to media and advertising executives.

     Through its Index department and Times On-Line Services, Inc., the Company creates The New York Times Index and computer-retrievable data bases. The Company licenses Mead Data Central, Inc. to store, market and distribute its on-line computer data bases and University Microfilms, Inc. to produce and sell The New York Times Index and The Times on microform and CD-ROM. The Company has entered into license agreements which will make material from The Times available online on the day of publication through Dow Jones Business Information Services and America Online beginning in the first half of 1994.

                           FOREST PRODUCTS COMPANIES

     The Company has equity interests in two Canadian newsprint companies, Donohue Malbaie Inc. ("Malbaie"), and Gaspesia Pulp and Paper Company Ltd. ("Gaspesia"), and in a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison") (collectively, the "Forest Products Companies"). None of these companies' debt is guaranteed by the Company. Exclusive of the $47,000,000 noncash charge to write down the Company's investment in the Forest Products Group (see "Summary of Segment Information"), the Company's equity in operations (an after-tax amount) of these businesses in 1993 was a loss of $4,852,000 compared with a loss of $8,718,000 in 1992. Softness due to oversupply is continuing. The improved year over year results are due principally to lower newsprint discounts and a favorable Canadian exchange rate.

     The Company has a 49% equity interest in Malbaie. The other 51% is owned by Donohue, Inc. ("Donohue"), a publicly traded Canadian company whose voting shares are controlled by Quebecor, a Canadian publishing company. Malbaie purchases pulp from Donohue and manufactures newsprint from this raw material on the paper machine it owns within the Donohue paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Donohue for its pulp. The production capacity for 1993 of Malbaie was 196,000 metric tons. In 1993 Malbaie produced 192,000 metric tons of newsprint, 82,000 tons of which were sold to the Company with the balance sold to Donohue for resale.

     The Company has a 49% equity interest in Gaspesia. The other 51% is owned by Abitibi-Price Inc. ("Abitibi"), a publicly traded Canadian company. Gaspesia produces newsprint at Chandler, Quebec, on the southern coast of the Gaspe Peninsula. Gaspesia has cutting rights on approximately 2,500 square miles of forest under a license from the Province of Quebec. It also purchases wood from local jobbers and farmers. The production capacity for 1993 of Gaspesia was 256,000 metric tons. Under the terms of the Company's agreement with Abitibi, all of Gaspesia's production is purchased by Abitibi for resale to the Company and other customers. The Company has a long-term newsprint purchase agreement with Abitibi, pursuant to which it purchased 133,000 tons of newsprint from Abitibi in 1993. The Company includes all of this newsprint as affiliated tonnage when calculating how much newsprint the Company purchases from affiliated companies.

     Madison is a partnership between Northern SC Paper Corporation ("Northern") and a subsidiary of Myllykoski Oy, a Finnish papermaking company. The Company owns 80% of Northern, and Myllykoski Oy, through a subsidiary, owns the remaining 20%. Madison produces supercalendered paper at its facility in Madison, Maine. Madison purchases all its wood from local suppliers, mostly under long-term contracts. Madison's production capacity for 1993 was 170,000 metric tons, 10,050 tons of which were sold to the Company. In 1994 Madison's five largest customers, one of which is the Company, are expected to purchase approximately 68% of Madison's budgeted production.

     The Forest Products Companies are subject to comprehensive environmental protection laws, regulations and orders of provincial, federal, state and local authorities of Canada or the United States (the "Environmental Laws"). The Environmental Laws impose effluent and emission limitations and require the Forest Products Companies to obtain, and operate in compliance with the conditions of, permits and other governmental authorizations ("Governmental Authorizations"). The Forest Products Companies follow policies and operate monitoring programs to ensure compliance with applicable Environmental Laws and Governmental Authorizations and to minimize exposure to environmental liabilities. Various regulatory authorities periodically review the status of the operations of the Forest Products Companies. Based on the foregoing, the Company believes that the Forest Products Companies are in substantial compliance with such Environmental Laws and Governmental Authorizations.

                                  COMPETITION

     The Times competes with newspapers of general circulation in New York City and its suburbs. The Times also competes in varying degrees with national publications such as The Wall Street Journal and USA Today and with television, radio and other media. Based on a specially prepared LNA report and The Times's own internal analysis, The Times believes that it ranks first in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area. The Regional Newspapers and the International Herald Tribune compete with a variety of other advertising media in their respective markets.

     The Globe competes with other newspapers distributed in Boston and its neighboring suburbs. However, the only major daily metropolitan newspaper in direct competition with The Globe is The Boston Herald (daily and Sunday), whose publisher and sole stockholder (through Herald Media, Inc.) is Patrick J. Purcell. The Globe also competes with other communications media, such as direct mail, magazines, radio, television (including cable television), and nationally-distributed newspapers. Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc., for the 12-month period ending December 31, 1993, The Globe ranked first in advertising inches among all newspapers published in Boston and New England.

     All the magazines published by the Company compete directly with comparable publications as well as with general interest magazines and other media, such as newspapers and broadcasting.

     All of the Company's television stations compete directly with other television stations in their respective markets and with other video services such as cable network programming carried on local cable systems. WQXR (FM) competes in New York City with WNYC (a non-commercial station) for the classical music audience, and it and WQEW (AM) compete with many adult-audience commercial radio stations and other media in New York City and surrounding suburbs.

     Syndication Sales's operations compete with several other syndicated features and supplemental news services.

     The Forest Products Companies are in a highly-competitive industry.

                                   EMPLOYEES

     As of December 31, 1993, the Company had approximately 13,000 full-time employees.

     Approximately 4,290 full-time employees of The Times and City & Suburban Delivery Systems, which operates its newspaper wholesaler business, are represented by 14 unions. The Times has collective bargaining agreements effective through March 30, 2000, with all of its six production unions and with seven of its eight non-production unions. The production agreements enabled The Times to begin full operation of its Edison production and distribution facility in February 1993. The Times is in the process of negotiating the remaining agreement with the Newspaper Guild of New York; this agreement expired on March 30, 1993; The Times cannot predict the timing or the outcome of the negotiations. Three other entities owned by the Company (The Press Democrat, WQXR and WQEW) also have collective bargaining agreements covering certain of their employees.

     Approximately 2,103 full-time employees of The Globe and Wilson Tisdale Company, its subsidiary which owns the truck fleet used in delivery of The Globe, are represented by 12 unions. As of December 31, 1993, labor agreements with four of its 11 mechanical unions were in effect with expiration dates ranging from December 31, 1995, to December 31, 1998. Labor agreements with six of the other mechanical unions expired on December 31, 1992, and one expired on December 31, 1993; negotiations are proceeding with respect to these new agreements, all of which The Globe expects to be completed during 1994. A new agreement with The Boston Globe Employees' Association covering the period from January 1, 1991, through December 31, 1994, was recently approved by the union membership. On March 10, 1994, the membership of that union voted to affiliate with The Newspaper Guild.

ITEM 2. PROPERTIES.

     The Times: The Company owns its headquarters at 229 West 43d Street, New York, New York. The building has 15 stories and approximately 714,000 square feet of floor space and serves as a publishing facility for The Times.

     The other publishing facility is located in Edison, New Jersey. This 1,300,000 square foot facility is occupied pursuant to a long-term lease with renewal and purchase options. The Edison production and distribution facility began producing newspapers in September 1992, and produces all of the advance Sunday sections of The Times (except The New York Times Magazine and the Television section) and approximately one-third of the weekday and Sunday New York edition. (See Notes 3 and 13 of Notes to Consolidated Financial Statements.)

     The Edison facility is the first step in a plan to modernize the production facilities of The Times, giving the Company the ability to add color, increase paging and sections and improve quality. To complete this upgrade in capability and capacity, the Company plans to replace the production facility housed in the basement at its 43d Street facility.

     On December 17, 1993, the Company executed a lease agreement and related agreements with the City of New York under which the Company will lease a 31-acre site for this replacement facility in Queens, New York. The agreements include a package of tax benefits and energy cost reductions valued at approximately $29 million. The Company has ten years in which to begin construction, and the lease will run for 25 years from the start of construction. The Company has the option to purchase the property at any time prior to the end of the lease. Construction of the facility is subject to approval of the Company's Board of Directors. (See Note 3 of Notes to Consolidated Financial Statements.)

     The Globe owns its printing plants in Boston and Billerica, Massachusetts, as well as its new Sunday pre-print storage, inserting and packaging plant in Westwood, Massachusetts. The Globe and its subsidiaries own or lease office and other facilities that are suitable and adequate for their current activities.

     The Regional Newspapers own their printing facilities. The Company's regional newspapers, magazines, broadcast stations and information businesses own or lease office facilities that are suitable and adequate for their current activities.

ITEM 3.  LEGAL PROCEEDINGS.

     There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. Such actions are usually for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing such actions with legal counsel to the Company that the ultimate liability which might result from such actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

        EXECUTIVE OFFICERS OF THE REGISTRANT

                                                    Employed
                                                       By
                                                   Registrant                       Position(s) As Of
Name                                      Age        Since                          March 21, 1994(1)
- ------------------------------------  -----------  ----------  -----------------------------------------------------------
CORPORATE OFFICERS
Arthur Ochs Sulzberger..............          68      1951     Chairman (since 1973); Chief Executive Officer; Director;
                                                                 Publisher of The New York Times ("The Times") (1963 to
                                                                 1992)
Lance R. Primis.....................          47      1969     President and Chief Operating Officer (since 1992);
                                                                 President and General Manager of The Times (1988 to 1992)
Katharine P. Darrow.................          50      1970     Senior Vice President (since 1993), Broadcasting, Corporate
                                                                 Development and Human Resources; Vice President,
                                                                 Broadcasting/Information Services and Corporate
                                                                 Development (1989 to 1993); Vice President, Information
                                                                 Services (1988 to 1989); General Counsel (1981 to 1989)
David L. Gorham.....................          61      1974     Senior Vice President and Chief Financial Officer (since
                                                                 1980); Treasurer (1988 to 1992)
Michael E. Ryan.....................          55      1956     Senior Vice President (since 1980), Law, Forest Products
                                                                 and Special Projects
Frank R. Gatti......................          47      1974     Vice President (since 1988); Corporate Controller
Leslie A. Mardenborough.............          45      1981     Vice President, Human Resources (since 1990); Director,
                                                                 Corporate Personnel (1987 to 1990)
Gordon Medenica.....................          42      1982     Vice President, Operations and Planning (since 1993); Vice
                                                                 President, Corporate Planning (1990 to 1993); Director,
                                                                 Planning (1986 to 1990)
Thomas H. Nied......................          51      1977     Vice President, Taxation (since 1990); Tax Director (1977
                                                                 to 1990)
Elise J. Ross.......................          50      1973     Vice President and Chief Information Officer (since 1992);
                                                                 Senior Vice President of Systems and Technology of The
                                                                 Times (1992); Senior Vice President of Systems of The
                                                                 Times (1988 to 1992)
Solomon B. Watson IV................          49      1974     Vice President (since 1990); General Counsel (since 1989);
                                                                 Secretary (1979 to 1989)

                                                    Employed
                                                       By
                                                   Registrant                       Position(s) As Of
Name                                      Age        Since                          March 21, 1994(1)
- ------------------------------------  -----------  ----------  -----------------------------------------------------------
Laura J. Corwin.....................          49      1980     Secretary (since 1989) and Corporate Counsel (since January
                                                                 1993); Assistant Secretary (1983 to 1989)
Richard G. Thomas...................          45      1977     Treasurer (since 1992); Assistant Treasurer (1983 to 1992)

OPERATING UNIT EXECUTIVES
James W. FitzGerald.................          55      1968     President, Sports/Leisure Division of the Company's
                                                                 Magazine Group (since 1985)
Stephen Golden......................          47      1974     Vice President, Forest Products, Health, Safety and
                                                                 Environmental Affairs (since 1992); President and General
                                                                 Manager of the Company's Forest Products Group (since
                                                                 January 1994); Vice President, Forest Products (1990 to
                                                                 1992); Director, Forest Products Group (1987 to 1990)
C. Frank Roberts....................          50      1970     Vice President, Broadcasting (since 1986)
Arthur O. Sulzberger, Jr............          42      1978     Publisher of The Times (since 1992); Deputy Publisher of
                                                                 The Times (1988 to 1992)
William O. Taylor...................          61      1993     Publisher of The Boston Globe (since 1978) and Chairman and
                                                                 Chief Executive Officer of Globe Newspaper Company (since
                                                                 1982)
James C. Weeks......................          51      1971     President, Regional Newspaper Group of the Company (since
                                                                 1993); Senior Vice President, Operations, Regional
                                                                 Newspaper Group (1988 to 1993)

- ---------------

(1) During the past five years, all of the executive officers listed above have
    held positions which were the same or substantially    similar to those they
    currently hold except as indicated above.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The information required by this item appears at page F-26 of this Form
10-K.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this item appears at page F-28 of this Form
10-K.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this item appears at pages F-4 to F-7 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this item appears at pages F-2, F-3 and F-8 to F-27 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this item is incorporated by reference to pages 6 to 14 of the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to pages 14 to 20 (but only up to and not including the paragraph entitled "Performance Presentation") of the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to pages 1 to 8 of the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to pages 14 to 15 and pages 17 to 20 (but only up to and not including the paragraph entitled "Performance Presentation") of the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.
     (A) DOCUMENTS FILED AS PART OF THIS REPORT

          (1) FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

             (a) The consolidated financial statements of the Company are filed as part of this Form 10-K and are set forth on pages F-2, F-3 and F-8 to F-25. The report of Deloitte & Touche, Independent Public Accountants, dated February 10, 1994, is set forth on page F-26 of this Form 10-K.

             (b) The following additional consolidated financial information is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements set forth on pages F-2, F-3 and F-8 to F-25. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements at the aforementioned pages.

                                                                                              Page
                                                                                              ----
     Consent of Independent Public Accountants.........................................         18
     Consolidated Schedules for the Three Years Ended December 31, 1993:
          V--Property, Plant and Equipment.............................................        S-1
          VI--Accumulated Depreciation of Property, Plant and Equipment................        S-2
          VIII--Valuation and Qualifying Accounts......................................        S-3
          IX--Short-term Borrowings....................................................        S-4
          X--Supplementary Income Statement Information................................        S-5

             Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

          (2) EXHIBITS

             (2.1) Agreement and Plan of Merger dated as of June 11, 1993, as amended by the First Amendment dated as of August 12, 1993, by and among the Company, Sphere, Inc. and Affiliated Publications, Inc. (filed as
        Exhibit 2 to the Form S-4 Registration Statement, Registration No. 33-50043, on August 23, 1993, and included as Annex I to the Joint Proxy Statement/Prospectus included in such Registration Statement (schedules omitted--the Company agrees to furnish a copy of any schedule to the Commission upon request), and incorporated by reference herein).

             (2.2) Stockholders Agreement dated as of June 11, 1993 by and between the Company and the other parties signatory thereto (filed as Exhibit 2.1 to the Form S-4 Registration Statement, Registration No. 33-50043, on August 23, 1993, and included as Annex II to the Joint Proxy Statement/Prospectus included in such Registration Statement, and incorporated by reference herein).

             (3.1) Certificate of Incorporation as amended by the Class A and Class B stockholders and as restated on September 29, 1993.

             (3.2) By-laws as amended through February 17, 1994.

             (4) The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt of the Company and any subsidiary for which consolidated or unconsolidated financial statements are required to be filed, and for which the amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

             (9.1) Globe Voting Trust Agreement, dated as of October 1, 1993.

             (9.2) Jordan Voting Trust Agreement, dated as of January 29, 1987, as amended through May 15, 1987 (filed as Exhibit 9.2 to API's Form 10-K for fiscal year ended December 31, 1989, and incorporated by reference herein).

             (10.1) The Company's Executive Incentive Compensation Plan as amended through December 20, 1990 (filed as an Exhibit to the Company's Form 10-K dated March 1, 1991, and incorporated by reference herein).

             (10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through April 13, 1993.

             (10.3) The Company's 1991 Executive Cash Bonus Plan, adopted on April 16, 1991 (filed as an Exhibit to the Company's Proxy Statement dated March 1, 1991, and incorporated by reference herein).

             (10.4) The Company's Non-Employee Directors' Stock Option Plan, adopted on April 16, 1991 (filed as an Exhibit to the Company's Proxy Statement dated March 1, 1991, and incorporated by reference herein).

             (10.5) The Company's Supplemental Executive Retirement Plan as amended through May 5, 1989 (filed as an Exhibit to the Company's Form 10-K dated March 29, 1990, and incorporated by reference herein).

             (10.6) Lease (short form) between the Company and Z Edison Limited Partnership dated April 8, 1987 (filed as an Exhibit to the Company's Form 10-K dated March 27, 1988, and incorporated by reference herein).

             (10.8) Agreement of Lease, dated as of December 15, 1993, between The City of New York, Landlord, and the Company, Tenant (as successor to New York City Economic Development Corporation (the "EDC"), pursuant to an Assignment and Assumption of Lease With Consent, made as of December 15, 1993, between the EDC, as Assignor, to the Company, as Assignee).

             (10.9) Funding Agreement #1, dated as of December 15, 1993, between the EDC and the Company.

             (10.10) Funding Agreement #2, dated as of December 15, 1993, between the EDC and the Company.

             (10.11) Funding Agreement #3, dated as of December 15, 1993, between the EDC and the Company.

             (10.12) Funding Agreement #4, dated as of December 15, 1993, between the EDC and the Company.

             (10.13) New York City Public Utility Service Power Service Agreement, made as of May 3, 1993, between The City of New York, acting by and through its Public Utility Service, and The New York Times Newspaper Division of the Company.

             (10.14) Employment Agreement, dated May 19, 1993, between API, Globe Newspaper Company and William O. Taylor.

             (10.15) API's 1989 Stock Option Plan (filed as Annex F-1 to API's Proxy Statement-Joint Prospectus, dated as of April 28, 1989, contained in API's Registration Statement on

        Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

             (10.16) API's Supplemental Executive Retirement Plan, as amended effective September 15, 1993.

             (10.17) API's 1990 Stock Option Plan (Restated 1991) (filed as
        Exhibit 1 to API's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1991 (Commission File No. 1-10251), and incorporated by reference herein).

             (10.18) Form of Substituted Stock Option Option Agreement/Incentive 86 among API, its predecessor company and certain employees (filed as Exhibit 10.27 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

             (10.19) Form of Substituted Stock Option Option Agreement/Incentive 87 among API, its predecessor company and certain employees (filed as Exhibit 10.29 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

             (10.20) Form of Substituted Stock Option Option Agreement/Incentive 88 among API, its predecessor company and certain employees (filed as Exhibit 10.31 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

             (21) Subsidiaries of the Company.

     (B) REPORTS ON FORM 8-K

          During the quarter ended December 31, 1993, no reports on Form 8-K were filed.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
Date: March 21, 1994
(Registrant)
                                          THE NEW YORK TIMES COMPANY
                                           By:    LAURA J. CORWIN
                                               .................................
                                                  Laura J. Corwin, Secretary

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                       TITLE                           DATE
- ---------------------------------------------------  --------------------------------------  --------------------
              ARTHUR OCHS SULZBERGER                 Chairman (Chief                               March 21, 1994
             (Arthur Ochs Sulzberger)                  Executive Officer),
                                                       Director
                   JOHN F. AKERS                     Director                                      March 21, 1994
                  (John F. Akers)
                  FRANK R. GATTI                     Vice President,                               March 21, 1994
                 (Frank R. Gatti)                      Corporate Controller
                                                       (Principal Accounting
                                                       Officer)
                  RICHARD L. GELB                    Director                                      March 21, 1994
                 (Richard L. Gelb)
              LOUIS V. GERSTNER, JR.                 Director                                      March 21, 1994
             (Louis V. Gerstner, Jr.)
                  DAVID L. GORHAM                    Senior Vice President and Chief               March 21, 1994
                 (David L. Gorham)                     Financial Officer (Principal
                                                       Financial Officer)
                MARIAN S. HEISKELL                   Director                                      March 21, 1994
               (Marian S. Heiskell)
             A. LEON HIGGINBOTHAM, JR.               Director                                      March 21, 1994
            (A. Leon Higginbotham, Jr.)
                 RUTH S. HOLMBERG                    Director                                      March 21, 1994
                (Ruth S. Holmberg)
                ROBERT A. LAWRENCE                   Director                                      March 21, 1994
               (Robert A. Lawrence)
                 WALTER E. MATTSON                   Director                                      March 21, 1994
                (Walter E. Mattson)
                 GEORGE B. MUNROE                    Director                                      March 21, 1994
                (George B. Munroe)
                CHARLES H. PRICE II                  Director                                      March 21, 1994
               (Charles H. Price II)
                  LANCE R. PRIMIS                    President (Chief Operating Officer)           March 21, 1994
                 (Lance R. Primis)
                  GEORGE L. SHINN                    Director                                      March 21, 1994
                 (George L. Shinn)
                 DONALD M. STEWART                   Director                                      March 21, 1994
                (Donald M. Stewart)
               JUDITH P. SULZBERGER                  Director                                      March 21, 1994
              (Judith P. Sulzberger)
                 WILLIAM O. TAYLOR                   Director                                      March 21, 1994
                (William O. Taylor)
                  CYRUS R. VANCE                     Director                                      March 21, 1994
                 (Cyrus R. Vance)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

THE NEW YORK TIMES COMPANY:

     We consent to the incorporation by reference in Registration Statements No. 2-91826, 33-31538, 33-43210, 33-43211, 33-50461, 33-50465, 33-50457, 33-50467
and 33-50459 on Forms S-8 of our report dated February 10, 1994, appearing in this Annual Report on Form 10-K of The New York Times Company (the "Company") for the year ended December 31, 1993.

     We also consent to the Company extending the reference to us under the heading "Experts" in Registration Statement No. 33-31538 to comprehend our report, dated February 10, 1994, on the consolidated balance sheets of the Company as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993 included in the aforementioned Form 10-K.

DELOITTE & TOUCHE

New York, New York
March 21, 1994

                           THE NEW YORK TIMES COMPANY
                     1993 Consolidated Financial Statements

- ----------------------------------------------------------------------
Contents                                                         Page
- ----------------------------------------------------------------------
Financial Highlights                                               F-1

Segment Information                                                F-2

Management's Discussion and Analysis                               F-4

Consolidated Statements of Operations                              F-8

Consolidated Balance Sheets                                        F-9

Consolidated Statements of Cash Flows                             F-11

Consolidated Statements of Stockholders' Equity                   F-13

Notes to Consolidated Financial Statements                        F-14

Independent Auditors' Report                                      F-26

Management's Responsibilities Report                              F-26

Market Information                                                F-26

Quarterly Information                                             F-27

Ten-Year Supplemental Financial Data                              F-28

FINANCIAL HIGHLIGHTS

- --------------------------------------------------------------------------------------------------------------------
Dollars in thousands except per share data                                Year Ended December 31
                                                         1993         1992         1991         1990        1989
- --------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
Revenues                                              $2,019,654   $1,773,535   $1,703,101   $1,776,761   $1,768,893
Operating profit                                         126,581       88,408       93,639      129,779      169,044
Income from continuing operations before income
  taxes and equity in operations of forest
  products group                                         101,206        8,525       63,053      110,190      148,364
Income (Loss) from continuing operations before
  equity in operations of forest products group           57,975       (2,554)      41,293       60,871       84,097
Equity in operations of forest products group            (51,852)      (8,718)       5,700        3,965      (15,922)
Income (Loss) from continuing operations before
  net cumulative effect of accounting changes              6,123      (11,272)      46,993       64,836       68,175
Income from discontinued operations, net of taxes           -            -            -            -         198,448
Net cumulative effect of accounting changes                 -         (33,437)        -            -            -
Net income (loss)                                          6,123      (44,709)      46,993       64,836      266,623
- --------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Property, plant and equipment - net                    1,112,024      902,755      966,593    1,013,430      972,474
Total assets                                           3,215,204    1,994,974    2,127,981    2,149,623    2,187,520
Long-term debt and capital lease obligations             460,063      206,911      213,487      319,449      337,417
Common stockholders' equity                            1,598,883      999,630    1,073,442    1,055,785    1,064,446
- --------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Continuing operations before net cumulative
  effect of accounting changes                               .07         (.14)         .61          .85          .87
Discontinued operations                                     -            -            -            -            2.52
Net cumulative effect of accounting changes                 -            (.43)        -            -            -
Net income (loss)                                            .07         (.57)         .61          .85         3.39
Dividends                                                    .56          .56          .56          .54          .50
Common stockholders' equity (end of year)                  14.96        12.54        13.70        13.68        13.63
- --------------------------------------------------------------------------------------------------------------------
KEY RATIOS (See notes below)
Operating profit to revenues                                   6%           5%           5%           7%          10%
Income from continuing operations before equity in
  operations of forest products group to revenues              3%           2%           2%           3%           5%
Return on average stockholders' equity                      -               2%           4%           6%          27%
Return on average total assets                              -               1%           2%           3%          13%
Long-term debt and capital lease obligations to
  total capitalization                                        22%          17%          17%          23%          24%
Current assets to current liabilities                        .89         1.08          .89          .81          .86
- --------------------------------------------------------------------------------------------------------------------
EMPLOYEES                                                 13,000       10,100       10,100       10,400       10,600
- --------------------------------------------------------------------------------------------------------------------
Amounts for 1993 have been affected by the October 1, 1993 acquisition of The Boston Globe (see Note 2).


In September 1992 the Company closed The Gwinnett (Ga.) Daily News and sold the residual assets. The closing and related sale resulted in a pre-tax loss of $53.8 million ($37.1 million after taxes or $.47 per share). This transaction is not reflected in the 1992 income amounts used in the applicable key ratio calculations presented above.

Net cumulative effect of accounting changes reflects the 1992 adoption of the change in methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits. The net cumulative effect is not reflected in the 1992 income amounts used in the applicable key ratio calculations presented above.

For 1993, return on average stockholders' equity and return on average total assets are less than 1 percent due to several factors which lowered net income for the year. See Management's Discussion and Analysis on page F-4.

SEGMENT INFORMATION
- ------------------------------------------------------------------------------
The Company has classified its business into the following segments and equity interests:

NEWSPAPERS: The New York Times, The Boston Globe, 28 regional newspapers, a wholesale newspaper distribution business in the New York City metropolitan area and a one-half interest in the International Herald Tribune S.A.

MAGAZINES: Numerous publications and related activities in the women's publishing and sports/leisure fields.

BROADCASTING/INFORMATION SERVICES: Five network-affiliated television stations, two radio stations, a news service, a features syndicate, TimesFax and licensing operations of The New York Times databases and microfilm.

FOREST PRODUCTS: Equity interests in two newsprint companies and a partnership in a supercalendered paper mill that together supply the major portion of the Newspaper Group's annual paper requirements.

- -------------------------------------------------------------------------------
Dollars in thousands                                 Year Ended December 31
                                                 1993         1992         1991
- -------------------------------------------------------------------------------
REVENUES
Newspapers                                 $1,537,934   $1,306,952   $1,274,435
Magazines                                     394,463      386,120      352,686
Broadcasting/Information services              87,257       80,463       75,980
- -------------------------------------------------------------------------------
Total                                      $2,019,654   $1,773,535   $1,703,101
- -------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Newspapers                                 $  114,332   $   81,173   $   93,578
Magazines                                      12,330        9,929         (492)
Broadcasting/Information services              19,403       14,766       13,957
Unallocated corporate expenses                (19,484)     (17,460)     (13,404)
- -------------------------------------------------------------------------------
Total                                         126,581       88,408       93,639
Interest expense, net of interest income       25,375       26,115       30,586
Loss on disposition of Gwinnett Daily News       -          53,768         -
- -------------------------------------------------------------------------------
Income before income taxes and equity
  in operations of forest products group      101,206        8,525       63,053
Income taxes                                   43,231       11,079       21,760
- -------------------------------------------------------------------------------
Income (Loss) before equity in
  operations of forest products group          57,975       (2,554)      41,293
Equity in operations of forest products
  group                                       (51,852)      (8,718)       5,700
- -------------------------------------------------------------------------------
INCOME (LOSS) BEFORE NET CUMULATIVE
EFFECT OF ACCOUNTING CHANGES               $    6,123   $  (11,272)  $   46,993
- -------------------------------------------------------------------------------
See notes to consolidated financial statements.

SEGMENT INFORMATION
- -------------------------------------------------------------------------------
Dollars in thousands                                 Year Ended December 31
                                                  1993        1992         1991
- -------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
Newspapers                                  $   98,957  $   74,495   $   77,090
Magazines                                       18,616      20,628       26,683
Broadcasting/Information services               10,731      12,424       12,621
Corporate                                          528         385          446
- -------------------------------------------------------------------------------
Total                                       $  128,832  $  107,932   $  116,840
- -------------------------------------------------------------------------------
CAPITAL EXPENDITURES
Newspapers                                  $   71,746  $   42,675   $   21,867
Magazines                                        3,059       1,888        1,467
Broadcasting/Information services                3,323       1,863        2,697
Corporate                                        1,491         903          169
- -------------------------------------------------------------------------------
Total                                       $   79,619  $   47,329   $   26,200
- -------------------------------------------------------------------------------
IDENTIFIABLE ASSETS AT DECEMBER 31
Newspapers                                  $2,676,779  $1,321,667   $1,444,462
Magazines                                      247,723     255,777      272,323
Broadcasting/Information services              113,675     117,679      122,436
Corporate                                      101,007     160,459      125,760
Investment in forest products group             76,020     139,392      163,000
- -------------------------------------------------------------------------------
Total                                       $3,215,204  $1,994,974   $2,127,981
- -------------------------------------------------------------------------------
See notes to consolidated financial statements.

Newspaper Group amounts for 1993 have been affected by the October 1, 1993 acquisition of The Boston Globe (see Note 2).

Newspaper Group operating profit for 1993, 1992 and 1991 includes charges of $35.4 million, $28.0 million and $20.0 million, respectively, for costs related to staff reductions at The New York Times newspaper.

Equity in operations of Forest Products Group and investment in Forest Products Group for 1993 reflect an after-tax noncash charge of $47.0 million to write down the Company's investment in this Group to reflect current operating conditions and economic factors in the industry.

Newspaper Group operating results for 1992 were negatively affected by $21.4 million for labor disruptions and training and start-up costs related to the new production and distribution facility located in Edison, New Jersey ("Edison") for The New York Times newspaper.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- -------------------------------------------------------------------------------
Per share amounts in the following Management's Discussion and Analysis are computed on an after-tax basis.

Results of Operations: 1993 Compared with 1992

In 1993, the Company reported net income of $6.1 million, or $.07 per share compared with a net loss of $44.7 million, or $.57 per share, in 1992.

  Earnings for 1993 were affected by the following factors:

             - $47.0 million after-tax charge ($.56 per share) against equity in operations of the Forest Products Group to write down the Company's investment in the Group to reflect current operating conditions and economic factors in the industry.

             - $30.0 million pre-tax charge ($.20 per share) to cover severance and related costs resulting from anticipated white-collar staff reductions at The New York Times newspaper ("The Times").

             - $5.4 million pre-tax charge ($.03 per share) to cover severance and related costs resulting from voluntary early retirements from the composing room of The Times.

             - $2.6 million pre-tax gain ($.02 per share) on the sale of assets.

             - $5.6 million tax expense ($.07 per share) due to the enactment of the Omnibus Budget Reconciliation Act of 1993 ("Tax Act") which increased the Federal corporate income tax rate from 34 percent to 35 percent retroactively to January 1, 1993, affected the deductibility of certain costs and caused the Company to remeasure its year-end 1992 deferred tax balances to reflect the higher tax rate.

             - $3.7 million pre-tax ($.02 per share) in unfavorable advertising and circulation rate adjustments due to a snowstorm in March that disrupted delivery of The Times.

  Earnings for 1992 were affected by the following factors:

             - $33.4 million after-tax charge ($.43 per share) for the adoption as of January 1, 1992, of three mandated non-cash accounting changes related to income taxes, postretirement benefits and postemployment benefits.

             - $3.1 million pre-tax gain ($.02 per share) on the sales of assets.

             - $28.0 million pre-tax charge ($.20 per share) to cover severance and related costs for production unions at The Times.

             - $53.8 million pre-tax loss ($.47 per share) due to the closing of
               The Gwinnett (Ga.) Daily News, the sale of its residual assets and its 1992 operations.

             - $10.4 million pre-tax ($.07 per share) for training and start-up costs related to The Times's new production and distribution facility located in Edison, N.J. ("Edison").

             - $11.0 million pre-tax ($.08 per share) due to labor disruptions arising from a dispute between independent distributors of The Times and its Drivers' Union.

  Exclusive of the factors described above for the 1993 and 1992 periods, earnings would have been $.93 per share in 1993 compared with $.66 per share in 1992.

  Consolidated revenues for 1993 increased to $2.02 billion from $1.77 billion in 1992, due principally to the October 1, 1993 acquisition of The Boston Globe ("The Globe"), the June 1992 acquisition of two wholesale newspaper distribution businesses and higher advertising and circulation revenues. Costs and expenses after excluding special items increased to $1.86 billion from $1.64 billion in 1992. The increase was due principally to the October 1993 Globe acquisition, the June 1992 wholesale distribution business acquisition and higher newsprint, depreciation, and payroll and benefit costs.

  Operating profit after excluding the special factors rose to $163.1 million from $134.7 million in 1992 due principally to higher advertising and circulation revenues in the Newspaper Group, which included the operations of The Globe subsequent to October 1, 1993 and a strong performance by the Company's television stations which was partially offset by higher newsprint prices and increased depreciation.

  Interest expense, net of interest income, declined to $25.4 million in 1993 from $26.1 million in 1992. Lower levels of borrowings through the first half of 1993 were partially offset by increased borrowings in connection with the Company's stock repurchase program (see Note 13) and the utilization of cash balances in connection with the October 1, 1993 acquisition of The Globe.

  The Company's effective income tax rate for 1993 was 42.7 percent compared with 44.5 percent in 1992, exclusive of the effect of the Gwinnett transaction. The lower rate is due principally to the recognition of capital loss carryforwards and state operating loss carryforwards, which were partially offset by the negative impact of the Tax Act.

  A discussion of the operating results of the Company's segments and equity interests follows:

  Exclusive of the special pre-tax items ($36.5 million in 1993 and $47.9 million in 1992), operating profit of the Newspaper Group was $150.8 million compared with $129.1 million in 1992 on revenues of $1.54 billion and $1.31 billion respectively. Improvements in revenues were due to higher advertising and circulation rates, principally at The Times, the June 1992 acquisition of two wholesale newspaper distribution businesses and the October 1, 1993 acquisition of The Globe. The higher operating profit results principally from the inclusion of the results of The Globe since the October 1, 1993 acquisition date, higher advertising and circulation revenues, cost controls throughout the Group and cost savings related to Edison, which were partially offset by advertising weakness at the Company's two California regional newspapers, increased depreciation and start-up and redesign costs related to certain sections of The Times.

- -------------------------------------------------------------------------------
  Advertising linage at The Times increased 1.0 percent over 1992 to 77.8 million lines. Retail advertising rose 4.9 percent over 1992 while national and classified advertising declined 2.4 percent and 4.1 percent respectively. Circulation of The Times for the year ended December 31, 1993 was 1,179,000 copies weekdays, approximately equal to the 1992 period. Sunday circulation of 1,781,200 copies reached a record high, up 17,100 copies over the prior year.

  At The Globe, full-run advertising volume for the year 1993 increased 4.0 percent over 1992 to 2.5 million inches. Retail and classified advertising increased 9.9 percent and 2.6 percent, respectively, over 1992, but national advertising declined 1.6 percent. Circulation of The Globe for the year ended December 31, 1993 was 504,600 copies weekdays, down 3,300 copies, and 814,500 copies Sundays, up 2,700 copies.

  At the 30 regional newspapers that were in the Group for the entire 1993 and 1992 periods (two weekly newspapers were sold at the end of 1993), advertising volume increased 3.9 percent to 35.2 million inches. The 1993 amount includes a significantly higher volume of advertising inserts. Circulation for the daily regional newspapers for the year ended December 31, 1993 was 851,000 copies weekdays, up 4,500 copies, and 853,700 copies Sundays, up 9,200 copies. Circulation for the non-dailies was 72,700 copies, down 500 copies.

  The Magazine Group's operating profit was $12.3 million in 1993 compared with $9.9 million in 1992 on revenues of $394.5 million and $386.1 million respectively. Exclusive of the amortization costs associated with the acquisitions of McCall's and Golf World (U.S.), the Group's operating profit was $25.4 million in both years. Results for 1993 were adversely affected by an August 1993 lawsuit settlement of $1.5 million. In addition, continuing softness in the consumer packaged goods category in the women's magazines field continues to affect the Group adversely.

  Advertising pages as reported to Publications Information Bureau ("PIB") for Golf Digest increased 1 percent from 1992 to 1,344 pages; for Tennis increased 4 percent from 1992 to 795 pages; for Family Circle decreased 9 percent from 1992 to 1,570 pages, and for McCall's decreased 5 percent from 1992 to 1,138 pages.

  The Broadcasting/Information Services Group operating profit was $19.4 million compared with $14.8 million in 1992 on revenues of $87.3 million and $80.5 million respectively. Higher local advertising revenues at the Company's television stations accounted for the improved results.

  Exclusive of the $47.0 million noncash charge to write down the Company's investment in its Forest Products Group, equity in operations (an after-tax amount) of the Group was a loss of $4.9 million compared with a loss of $8.7 million in 1992. The 1993 results have been adversely affected by $0.6 million resulting from the impact of the Tax Act. Lower newsprint discounts and a favorable Canadian exchange rate accounted for the improved results. Higher newsprint discounts which were effective October 1, 1993 negatively affected the Group during the fourth quarter and into 1994.

  The Forest Products Group write-down resulted principally from the softening of paper prices due to continuing oversupply, as well as high costs and projected environmental expenditures at one mill.

  All of the Company's paper mills were affected by pricing difficulties in 1993. Newsprint prices showed some strengthening during the second and third quarters but they resumed their decline in October and were at their lowest point at year-end. This trend continued into the first quarter of 1994 as prices fell further in January. A modest March 1, 1994, newsprint price increase has been announced throughout the industry. However, other recently announced increases have not become effective because of oversupply, and it is uncertain whether this increase will be realized. In addition to pricing difficulties, one of the Company's two newsprint mills has been unable to fully overcome high cost disadvantages. This mill also requires a capital expenditure (estimated to be $25.0 million) to comply with environmental regulations which become effective in 1995. This expenditure, if it is made, will not lower the mill's costs.

  In measuring the write-down, the Company projected the future cash flows of the mills, including the required capital expenditure, and determined that the value of those cash flows was less than the carrying value of its investment in the Forest Products Group. Due in part to this write-down, the Company currently expects to report an improvement in 1994 equity operations since it will not be recording operating losses for one of its mills.

- -------------------------------------------------------------------------------
Results of Operations: 1992 Compared with 1991

In 1992, the Company reported a net loss of $44.7 million, or $.57 per share, compared with net income of $47.0 million, or $.61 per share, in 1991. The 1992 year was adversely affected by $33.4 million, or $.43 per share, resulting from the net cumulative effect of adopting three mandated noncash accounting changes related to postretirement and postemployment benefits (see Note 11) and income taxes (see Note 7) as of January 1, 1992.

  Exclusive of the net cumulative effect of the accounting changes, the net loss for 1992 was $11.3 million or $.14 per share. Earnings for 1992 and 1991 have also been affected by the following factors:

             - $3.1 million pre-tax gains ($.02 per share) in 1992 on the sale of assets.

             - $28.0 million pre-tax charge ($.20 per share) in 1992 to cover severance and related costs resulting from labor agreements for various production unions at The Times.

             - $53.8 million pre-tax loss ($.47 per share) in 1992 due to the closing of The Gwinnett (Ga.) Daily News, the sale of its residual assets and its 1992 operations.

- ------------------------------------------------------------------------------
             - $10.4 million pre-tax ($.07 per share) in 1992 for training and start-up costs related to commencement of operations at Edison.

             - $11.0 million pre-tax ($.08 per share) in 1992 due to labor disruptions arising from a dispute between inde-pendent distributors of The Times and its Drivers' Union.

             - $7.8 million pre-tax ($.05 per share) in 1992 for the annual charge related to postretirement benefits.

             - $20.0 million pre-tax charge ($.15 per share) in 1991 to cover severance and related costs resulting from a voluntary early retirement program for 160 employees, mainly Newspaper Guild at The Times.

             - $10.0 million ($.13 per share) in 1991 for the reversal of a provision for income taxes which related to a settlement with the Internal Revenue Service for tax years 1980 through 1984.

  Exclusive of these factors, 1992 earnings would have been $.71 per share compared with $.63 per share for 1991.

  Excluding the factors mentioned above, the principal reason for the increase in net income is higher advertising and circulation revenues in the Newspaper and Magazine Groups and lower newsprint costs due to increased price discounting offset, in part, by the adverse effect such discounting had on equity in earnings of the Forest Products Group.

  Consolidated revenues increased to $1.77 billion from $1.70 billion in 1991. The increase was due principally to higher advertising rates, higher circulation revenues in the Newspaper and Magazine Groups and the June 1992 acquisition of two wholesale newspaper distribution businesses, which distribute The Times and other publications in New York City and parts of New Jersey.

  Excluding the special factors, costs and expenses increased to $1.63 billion in 1992 from $1.59 billion in 1991 due principally to higher payroll and benefit costs and operating expenses of two wholesale distribution businesses acquired in June 1992 offset, in part, by lower newsprint prices.

  Interest expense, net of interest income, declined to $26.1 million compared with $30.6 million in 1991 due to lower levels of borrowings.

  The nondeductibility of a portion of the loss on the closedown and sale of The Gwinnett (Ga.) Daily News significantly increased the Company's tax rate. Exclusive of the Gwinnett transaction and the 1991 favorable IRS settlement, the effective income tax rate in 1992 declined to 44.5 percent compared with 50.4 percent in 1991. The lower rate is due principally to a decrease in the relationship of amortization expense for intangible assets to 1992's pre-tax income, which was significantly higher than that of 1991.

  A discussion of the operating results of the Company's segments and equity interests follows:

  Exclusive of the special pre-tax items ($47.9 million in 1992 and $20.0 million in 1991), operating profit of the Newspaper Group increased to $129.1 million in 1992 from $113.6 million in 1991 on revenues of $1.31 billion and $1.27 billion respectively.

  Improvements in revenues and operating profit were due to higher advertising and circulation rates and increased circulation. Lower newsprint costs also favorably affected the Group. The June 1992 acquisition of wholesale newspaper distribution businesses also increased the Group's revenues.

  Advertising linage at The Times declined 2.0 percent to 77.0 million lines compared with 1991. Retail advertising was flat compared with 1991 and national advertising rose 0.9 percent. However, classified advertising declined 10.5 percent from last year. Circulation of The Times for the year ended December 31, 1992, reached record highs. Circulation was 1,181,500 copies weekdays and 1,763,800 copies Sundays, up 21,600 copies and 29,800 copies, respectively, over the prior year.

  Depreciation of the building portion of Edison amounted to $14.0 million per year beginning in 1990. Depreciation of the facility's equipment has begun and will increase as each element is placed in service. Production commenced in September 1992 and depreciation of related equipment began in the fourth quarter.

  Full operation of the facility began during the first quarter of 1993. The Company estimates that depreciation of the building and equipment will total $33.0 million in 1993 increasing to $35.0 million in 1994 when the facility is operational for a full year.

  At the 30 regional newspapers that were in the Group for the entire 1992 and 1991 periods, advertising volume increased 2.5 percent to 33.8 million inches. The 1992 amount includes a significantly higher volume of advertising inserts. Circulation for the daily regional newspapers for the year ended December 31, 1992, was 844,500 copies Sundays, up 13,800 copies, and 846,500 copies weekdays, up 10,400 copies. Circulation for the non-dailies was 73,200 copies, up 3,100 copies.

  The Magazine Group's operating profit was $9.9 million in 1992 compared with a loss of $0.5 million in 1991 on revenues of $386.1 million and $352.7 million respectively. Exclusive of the amortization costs associated with the acquisitions of McCall's and Golf World (U.S.), which were structured to maximize cash flow, the Group's operating profit was $25.4 million in 1992 compared with $21.2 million in 1991. The better 1992 results were primarily due to increased advertising pages at most of the Group's magazines and lower magazine paper prices. Most of the Group's magazines increased their market share compared with 1991.

  Advertising pages as reported to PIB for Golf Digest increased 10 percent from 1991 to 1,332 pages; for Tennis increased 4 percent from 1991 to 768 pages; for Family Circle increased 12 percent from 1991 to 1,723 pages, and for McCall's increased 11 percent from 1991 to 1,201 pages.

  Broadcasting/Information Services Group operating profit was $14.8 million in 1992 compared with $14.0 million in 1991 on revenues of $80.5 million and $76.0 million respectively. The higher operating profit was due to higher local advertising revenues at the Company's television stations offset, in part, by costs related to a format change for the AM radio station WQEW, formerly WQXR-AM.

  Equity in operations of the Forest Products Group (an after-tax amount) was a loss of $8.7 million compared with income of $5.7 million in 1991. Higher paper discounts due to oversupply continue to have a negative impact.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONCLUDED)
- -------------------------------------------------------------------------------
Liquidity and Capital Resources

Net cash provided by operating activities of $175.3 million was used primarily to modernize facilities and equipment, to pay dividends to stockholders, to repurchase shares of the Company's Class A Common Stock and, in part, to purchase The Globe. The ratio of current assets to current liabilities was 0.89 at December 31, 1993 compared with 1.08 at December 31, 1992, and long-term debt and capital lease obligations as a percentage of total capitalization was 22 percent at December 31, 1993 compared with 17 percent at December 31,1992. The increase was due principally to the impact of the Company's stock repurchase program discussed below, which was partially offset by the acquisition of The Globe on October 1, 1993.

  In October 1993, the Company announced authorized expenditures of up to $150.0 million for repurchases of its Class A Common Stock. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. To date the Company has repurchased approximately 30,000 shares of its Class A Common Stock at an average price of $24.78 per share under this program.

  Under a previously announced program that expired at the close of The Globe transaction, the Company expended approximately $254.0 million. Under this program, the Company repurchased approximately 10,231,000 shares of its Class A Common Stock at an average price of $24.87 per share.

  In December 1993 the Company and the City of New York executed a lease agreement and related agreements, under which the Company will lease 31 acres of City-owned land in Queens, New York, on which The Times plans to build a state-of-the-art printing and distribution facility. The Company estimates that the cost of the new facility will be approximately $280.0 million with construction to begin in the summer of 1994 and completion expected in 1997. Construction of the facility is subject to approval of the Company's Board of Directors.

  The Company currently estimates that, exclusive of the Queens facility, capital expenditures for 1994 will range from $90.0 million to $110.0 million.

  In connection with the 1991 divestiture of a jointly-owned affiliate, Spruce Falls Power and Paper Company Limited, the Company committed to lend up to $26.5 million (C$30.0 million) to the new owners of the mill. Such loans will take place over a five-year period ending December 1996. To date the Company has loaned approximately U.S. $20.5 million under the commitment.

  In October 1993 the Company issued notes totaling $200.0 million to an insurance company with interest payable semi-annually. $100.0 million of five-year notes were issued at a rate of 5.50 percent, and the remaining $100.0 million were issued as six and one-half year notes at a rate of 5.77 percent.

  In connection with the previously announced charges totaling $35.4 million for white-collar and production union staff reductions (see Note 4), the Company currently anticipates that the staff reductions and related expenditures will occur during 1994 and that the cost of this program will be recovered through reduced costs over a two-year period. The charges cover approximately 300 employees with an average annual wage and benefit cost of $110,000 per employee. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund this charge through internally generated funds.

  In January 1994 a definitive agreement was reached regarding the sale of a partnership (BPI Communications, L.P.) in which the Company has a one-third interest. In February 1994, the Company received approximately $53.0 million, which will primarily be utilized to repay notes payable, which totaled $62.3 million at December 31, 1993.

  In addition to cash provided from operating activities, the Company has several established sources for future liquidity purposes, including several revolving credit and term loan agreements. At December 31, 1993, $150.0 million was available for borrowing by the Company under these agreements. The Company anticipates that during 1994 cash for operating, investing and financing activities will continue to come from a combination of internally generated funds and external financing.

CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------
Dollars and shares in thousands except               Year Ended December 31
per share data                                   1993         1992         1991
- -------------------------------------------------------------------------------
REVENUES
Advertising                                $1,399,042   $1,254,764   $1,254,365
Circulation                                   473,971      419,454      390,600
Other                                         146,641       99,317       58,136
- -------------------------------------------------------------------------------
Total                                       2,019,654    1,773,535    1,703,101
- -------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs:
  Raw materials                               280,531      250,575      288,618
  Wages and benefits                          437,528      388,403      361,660
  Other                                       418,554      365,651      341,105
- -------------------------------------------------------------------------------
Total                                       1,136,613    1,004,629      991,383
Selling, general and administrative
  expenses                                    756,460      680,498      618,079
- -------------------------------------------------------------------------------
Total                                       1,893,073    1,685,127    1,609,462
- -------------------------------------------------------------------------------
OPERATING PROFIT                              126,581       88,408       93,639
Interest expense, net of interest income       25,375       26,115       30,586
Loss on disposition of Gwinnett Daily News       -          53,768         -
- -------------------------------------------------------------------------------
Income before income taxes and equity
  in operations of forest products group      101,206        8,525       63,053
Income taxes                                   43,231       11,079       21,760
- -------------------------------------------------------------------------------
Income (Loss) before equity in operations
  of forest products group                     57,975       (2,554)      41,293
Equity in operations of forest products
  group                                       (51,852)      (8,718)       5,700
- -------------------------------------------------------------------------------
Income (Loss) before net cumulative
  effect of accounting changes                  6,123      (11,272)      46,993
Net cumulative effect of accounting
  changes                                        -         (33,437)        -
- -------------------------------------------------------------------------------
NET INCOME (LOSS)                          $    6,123   $  (44,709)  $   46,993
- -------------------------------------------------------------------------------
Average number of common shares
  outstanding                                  84,459       78,534       77,299
Per share of common stock
  Before net cumulative effect of
    accounting changes                     $      .07   $     (.14)  $      .61
  Net cumulative effect of accounting
    changes                                      -            (.43)        -
  Net income (loss)                               .07         (.57)         .61
  Dividends                                       .56          .56          .56
- -------------------------------------------------------------------------------
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
                                                               December 31
                                                           1993         1992
- -------------------------------------------------------------------------------
ASSETS                                                    Dollars in thousands
- -------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments (at cost which
  approximates market:
  1993, $27,744,000; 1992, $91,685,000)              $   42,058     $  118,503

Accounts receivable (net of allowances: 1993,
  $43,507,000; 1992, $33,300,000)                       264,218        192,233

Inventories                                              47,271         51,551

Deferred subscription costs                              32,597         32,830

Other current assets                                    107,009         37,661
- -------------------------------------------------------------------------------
Total current assets                                    493,153        432,778
- -------------------------------------------------------------------------------
INVESTMENT IN FOREST PRODUCTS GROUP                      76,020        139,392
- -------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT (at cost)

Land                                                     65,839         61,961

Buildings, building equipment and improvements          650,186        597,597

Equipment                                               874,479        751,186

Construction and equipment installations in progress     93,007         47,842
- -------------------------------------------------------------------------------
Total                                                 1,683,511      1,458,586

Less accumulated depreciation                           571,487        555,831
- -------------------------------------------------------------------------------
Total property, plant and equipment - net             1,112,024        902,755
- -------------------------------------------------------------------------------
INTANGIBLE ASSETS ACQUIRED

Costs in excess of net assets acquired                1,383,582        554,014

Other intangible assets acquired                        227,377         63,200
- -------------------------------------------------------------------------------
Total                                                 1,610,959        617,214

Less accumulated amortization                           190,006        160,991
- -------------------------------------------------------------------------------
Total intangible assets acquired - net                1,420,953        456,223
- -------------------------------------------------------------------------------
MISCELLANEOUS ASSETS                                    113,054         63,826
- -------------------------------------------------------------------------------
Total                                                $3,215,204     $1,994,974
- -------------------------------------------------------------------------------
See notes to consolidated financial statements.

- -------------------------------------------------------------------------------
                                                               December 31
                                                           1993            1992
- -------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                       Dollars in thousands
- -------------------------------------------------------------------------------
CURRENT LIABILITIES

Accounts payable                                        $  115,402   $  139,115

Notes payable                                               62,340         -

Payrolls                                                    71,256      47,820

Accrued expenses                                           171,515      90,063

Unexpired subscriptions                                    130,627     119,508

Short-term debt                                              2,590       2,643
- -------------------------------------------------------------------------------
Total current liabilities                                  553,730     399,149
- -------------------------------------------------------------------------------
OTHER LIABILITIES

Long-term debt                                             413,581     158,131

Capital lease obligations                                   46,482      48,780

Deferred income taxes                                      196,875     187,701

Other                                                      403,869     199,799
- -------------------------------------------------------------------------------
Total other liabilities                                  1,060,807     594,411
- -------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

5 1/2% Cumulative prior preference stock of $100 par
  value - authorized 110,000 shares; outstanding:
  1993 and 1992, 17,837 shares                               1,784       1,784

Serial preferred stock of $1 par value - authorized
  200,000 shares - none issued                                -           -

Common stock of $.10 par value

Class A - authorized 200,000,000 shares; issued:
  1993, 107,678,024 shares; 1992, 88,047,623 shares
  (including treasury shares: 1993, 1,251,573; 1992,
  8,773,419)                                                10,768       8,805

Class B, convertible - authorized 600,000 shares;
  issued: 1993, 571,624 shares; 1992, 571,804
  (including treasury shares: 1993 and 1992,
  139,943)                                                      57          57

Additional capital                                         599,758     164,928

Earnings reinvested in the business                      1,022,958   1,065,347

Common stock held in treasury, at cost                     (34,658)   (239,507)

- -------------------------------------------------------------------------------
Total stockholders' equity                               1,600,667   1,001,414
- -------------------------------------------------------------------------------
Total                                                   $3,215,204  $1,994,974
- -------------------------------------------------------------------------------
See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                                    Year Ended December 31
                                                                                  1993           1992           1991
- --------------------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED):

OPERATING ACTIVITIES
Income (loss) before net cumulative effect of accounting changes               $   6,123      $ (11,272)   $  46,993
Adjustments to reconcile income (loss) before net cumulative effect of accounting changes to net cash provided by operating activities
  Depreciation                                                                    89,274         69,880       72,441
  Amortization                                                                    39,558         38,052       44,399
  Equity in operations of forest products group - net                             52,311            943       (6,406)
  Cash distributions and dividends from forest products group                       -             6,775          775
  Loss on closing and disposition of Gwinnett Daily News                            -            53,768         -
  Deferred income taxes                                                          (37,901)       (18,216)       8,729
  (Increase) Decrease in receivables - net                                       (21,636)           430       (2,375)
  Decrease (Increase) in inventories                                              10,799        (10,707)       5,471
  Decrease (Increase) in deferred subscription costs and other current assets      4,749          1,078      (13,963)
  (Decrease) Increase in accounts payable                                        (41,429)        15,216        9,120
  Increase (Decrease) in payrolls and accrued expenses                            46,758        (12,474)       9,377
  Increase in unexpired subscriptions                                             11,196          4,342        6,666
  Other - net                                                                     15,491            290        4,944
- --------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                        175,293        138,105      186,171
- --------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Businesses acquired, net of cash acquired                                       (134,384)       (23,091)        -
Proceeds on sale of residual assets of Gwinnett Daily News                          -            68,000         -
Additions to property, plant and equipment                                       (75,738)       (47,068)     (39,708)
Purchases of marketable securities                                               (65,077)          -            -
Proceeds from sales of marketable securities                                      65,077           -            -
Decrease in investment in forest products group                                     -              -          46,234
Loans to former affiliate                                                        (15,000)          -          (5,000)
Other investing proceeds                                                             944          4,985        1,495
Other investing payments                                                          (1,986)        (8,629)     (16,354)
- --------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (226,164)        (5,803)     (13,333)
- --------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Short-term borrowing - net                                                        62,340           -         (11,971)
Long-term obligations and notes payable
  Increase                                                                       200,000           -          76,963
  Reduction                                                                       (5,510)       (63,847)    (167,477)
Capital shares
  Issuance                                                                        19,894         19,785       15,121
  Repurchase                                                                    (255,222)          -              (9)
Dividends paid to stockholders                                                   (47,076)       (54,935)     (32,580)
- --------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                            (25,574)       (98,997)    (119,953)
- --------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in Cash and short-term investments                       (76,445)        33,305       52,885
Cash and short-term investments at the beginning of the year                     118,503         85,198       32,313
- --------------------------------------------------------------------------------------------------------------------
Cash and short-term investments at the end of the year                         $  42,058      $ 118,503    $  85,198
- --------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements and supplemental disclosures to consolidated statements of cash flows.


SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------
Dollars in thousands                                Year Ended December 31
                                              1993           1992          1991
- -------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING
TRANSACTIONS

Capital lease assets and obligations
  incurred                             $      338     $      668     $      311
                                       ==========     ==========     ==========
Businesses acquired
  Fair value of assets acquired        $1,237,029     $   34,462
  Liabilities assumed                    (209,000)       (11,371)
  Liabilities incurred, net of
    payments                              (18,744)          -
  Common stock issued                    (874,901)          -
                                        ---------     ----------
  Net cash paid                         $ 134,384     $   23,091
                                        =========     ==========

Valuation reserve (investment in
  forest products group)                                             $ (26,927)
                                                                     ==========
CASH FLOW INFORMATION

Cash payments during the year for

  Interest (net of amount capitalized)  $  26,861     $ 28,486       $  31,367
                                        =========     ========       =========

  Income taxes                          $  55,327     $ 36,776       $  25,620
                                        =========     ========       =========

- -------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
except per share data                                Capital Stock                                              Common
                                            5 1/2%      Class A      Class B                    Earnings         Stock
                                          Preference     Common       Common                   Reinvested       Held in
                                                                                Additional       in the        Treasury
                                                                                  Capital       Business        at cost
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1991                   $1,798      $  8,755        $58       $178,826      $1,157,045     $(288,899)
- ------------------------------------------------------------------------------------------------------------------------
Net income                                                                                         46,993
- ------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                               (98)
Dividends, common - $.56 per share                                                                (43,306)
- ------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. - 26,544 Class A
  shares from treasury                                                                348                           370
Employee stock purchase plan - 1,041,858
  Class A shares                                              1                    (2,062)                       16,978
Stock options - 95,125 Class A shares                        13                       963                          (891)
Stock conversions - 8,572 shares                              1         (1)
- ------------------------------------------------------------------------------------------------------------------------
Purchase of company stock -
  143 preference shares                       (14)                                      5
- ------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                       (1,657)
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1991                  1,784         8,770         57        178,080       1,158,977      (272,442)
- ------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                          (44,709)
- ------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                               (98)
Dividends, common - $.56 per share                                                                (43,987)
- ------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. - 19,576 Class A
  shares from treasury                                                               (491)                          524
Employee stock purchase plan - 1,069,743
  Class A shares                                              1                   (16,432)                       34,311
Stock options - 252,435 Class A shares                       34                     3,771                        (1,900)
Stock conversions - 600 shares                             -          -
- ------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                       (4,836)
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                  1,784         8,805         57        164,928       1,065,347      (239,507)
- ------------------------------------------------------------------------------------------------------------------------
Net income                                                                                          6,123
- ------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                               (98)
Dividends, common - $.56 per share                                                                (47,003)
- ------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
The Globe acquisition - 36,397,313
  Class A shares                                          1,940                   432,624                       440,337
Retirement units, etc. 10,877 Class A
  shares from treasury                                                                123                           339
Employee stock purchase plan - 819,166
  Class A shares                                                                   (2,612)                       20,329
Stock options -  185,611 Class A shares                      23                     4,695                          (934)
Stock conversions -  180 shares                             -          -
- ------------------------------------------------------------------------------------------------------------------------
Purchase of company stock - 10,260,900
  Class A shares                                                                                               (255,222)
- ------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                       (1,411)
- ------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                 $1,784       $10,768        $57       $599,758      $1,022,958     $ (34,658)
- ------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                        F-13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements include the accounts of The New York Times Company and all subsidiaries (the "Company") after elimination of intercompany items.

Inventories. Inventories are stated at the lower of cost or current market value. Inventory cost generally is based on the last-in, first-out ("LIFO") method for newsprint and magazine paper and the first-in, first-out ("FIFO") method for other inventories.

Investments. Investments in which the Company has at least a 20 percent but not more than 50 percent interest are accounted for under the equity method.

Property, Plant and Equipment. Property, plant and equipment is stated at cost, and depreciation is computed by the straight-line method over estimated service lives. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

Intangible Assets Acquired. Costs in excess of net assets acquired consist of excess costs of businesses acquired over values assigned to their net tangible assets and other intangible assets. The excess costs which arose from acquisitions after October 31, 1970 are being amortized by the straight-line method principally over 40 years. The remaining portion of such excess, which arose from acquisitions before November 1, 1970 (approximately $13,000,000), is not being amortized since in the opinion of management there has been no diminution in value. Other intangible assets acquired consist principally of advertiser and subscriber relationships which are being amortized over the remaining lives, ranging from 5 to 40 years.

Subscription Revenues and Costs. Proceeds from subscriptions and related costs, principally agency commissions, are deferred at the time of sale and are included in the Consolidated Statements of Operations on a pro rata basis over the terms of the subscriptions.

Foreign Currency Translation. The assets and liabilities of foreign companies are translated at the year-end exchange rates. Results of operations are translated at the average rates of exchange in effect during the year. The resultant translation adjustment is included as a component of stockholders' equity.

Earnings Per Share. Earnings per share is computed after preference dividends and is based on the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. The effect of shares issuable under the Company's Incentive Plans (see Note 12), including stock options, is not material and therefore excluded from the computation.

Cash and Short-Term Investments. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company has overdraft positions at certain banks caused by outstanding checks. These overdrafts have been reclassified to accounts payable.
- -------------------------------------------------------------------------------
2.  ACQUISITIONS/DIVESTITURES

On October 1, 1993, pursuant to an Agreement and Plan of Merger dated June 11, 1993, as amended as of August 12, 1993 (the "Merger Agreement"), a wholly-owned subsidiary of the Company was merged with Affiliated Publications, Inc., the parent company of The Boston Globe ("The Globe"), which became a wholly-owned subsidiary of the Company.

  The transaction was accounted for as a purchase and, accordingly, the results of The Globe's operations have been included in the Company's consolidated financial statements beginning October 1, 1993, the date the transaction closed. The acquisition had a net cost of approximately $1,028,000,000. Under the Merger Agreement the Company exchanged cash of approximately $160,000,000 for 15 percent of The Globe's common stock with the remainder of the consideration paid by the exchange of approximately 36,400,000 shares of the Company's Class A Common Stock valued at $24.03 per share. The purchase resulted in increases in costs in excess of net assets acquired of approximately $830,000,000 (which will be amortized by the straight-line method over 40 years); other intangible assets acquired of $161,000,000 (which consist principally of advertiser and subscriber relationships which are being amortized by the straight-line method over an average period of 33 years); and property, plant and equipment of $246,000,000. Net liabilities assumed as a result of the transaction totaled approximately $209,000,000.

  The following pro forma supplemental financial information is presented as if the enterprises had combined at the beginning of the respective periods. It is not necessarily indicative of the combined results that would have occurred had the merger taken place as of the beginning of the periods provided, nor necessarily indicative of results that may be achieved in the future:

(Dollars in thousands                                Year Ended December 31,
except per share data)                                     1993         1992
- ----------------------------------------------------------------------------
Revenues                                            $ 2,335,985   $2,187,490
Income (loss)
  before net cumulative
  effect of accounting changes                            1,380      (14,237)
Net income (loss)                                         1,380      (61,783)
Income (loss)
  per share before net
  cumulative effect of
  accounting changes                                        .01         (.13)
Net income (loss) per share                                 .01         (.54)

Pro forma depreciation and amortization expense for the year ended December 31, 1993 and 1992 was approximately $166,816,000 and $158,363,000 respectively.

  On December 31, 1993 the Company sold two weekly newspapers and recognized a pre-tax gain of $2,600,000, or $.02 per share, on the transaction.

  In January 1994, a definitive agreement was announced regarding the sale of BPI Communications, L.P. ("BPI"), a partnership in which the Company acquired a one-third interest through its October 1993 merger with The Globe. The Company received approximately $53,000,000 when the transaction was completed in February 1994 with additional payments of approximately $2,000,000 expected later in the year. For financial reporting purposes, no gain or loss will be recognized on the transaction. The Company's investment in BPI of $55,000,000 has been included in other current assets on the accompanying Consolidated Balance Sheet at December 31, 1993.

  In September 1992 the Company closed The Gwinnett (Ga.) Daily News and sold the residual assets. The closing, related sale and its 1992 operations resulted in a pre-tax loss of approximately $53,768,000 ($37,113,000 after taxes or $.47 per share). The newspaper had not earned a profit since its acquisition in 1987, but its annual operating losses were not material.

  In June 1992 the Company acquired two wholesale newspaper distribution businesses that distribute The Times and other newspapers and periodicals in New York City and central and northern New Jersey. The acquisition was accounted for as a purchase; accordingly, the operating results have been included in the consolidated financial statements from the date of the acquisition. The cost of the acquisition was approximately $34,500,000, of which $23,091,000 was paid in cash with the remainder representing net liabilities assumed. The purchase resulted in an increase in intangible assets acquired of $34,462,000.

  In April 1991 the Company increased its interest in the International Herald Tribune S.A. to 50 percent.
- -------------------------------------------------------------------------------
3.  CAPITAL INVESTMENT PROJECTS

Depreciation of the building portion of the Company's Edison facility, amounting to approximately $14,000,000 per year, began in 1990 when the facility was substantially completed. Due to the resolution of various labor issues, commencement of production at the facility was delayed until late in 1992. Depreciation of the equipment began during the fourth quarter and was phased in as each element was placed in service with full operation of the facility beginning in the first quarter of 1993. Depreciation of the building and equipment totaled $33,000,000 in 1993 and will increase to $35,000,000 in 1994 when the facility is operational for a full year.

  In February 1993 the Company announced that The Times closed its printing plant in Carlstadt, New Jersey, and transferred production and distribution to the new Edison facility. The carrying value of the facility (approximately $24,000,000) has been included in miscellaneous assets at December 31, 1993 pending the Company's determination of the future of the facility. The closing of the plant and decision related to its future is not expected to result in a writedown.

  In December 1993 the Company and the City of New York executed a lease agreement and related agreements, under which the Company will lease 31 acres of City-owned land in Queens, New York, on which The Times plans to build a state-of-the-art printing and distribution facility. Such agreement will not commence until certain provisions relating to site preparation have been met and, accordingly, the transaction has not yet been recorded on the Company's financial statements. The Company estimates that the cost of the new facility will be approximately $280,000,000 with construction to begin in the summer of 1994 and completion expected in 1997. The new facility will replace presses and distribution facilities now located at The Times's facility in Manhattan. The lease will continue for 25 years after the start of construction with an option ultimately to purchase the property. Under the terms of the agreement, The
Times would receive various tax and energy cost reductions. Construction of the facility is subject to approval of the Company's Board of Directors.
- -------------------------------------------------------------------------------
4.  VOLUNTARY STAFF REDUCTIONS AND PRODUCTION UNION NEGOTIATIONS

The Company announced two fourth quarter 1993 pre-tax charges totaling $35,400,000 or $.23 per share for severance and related costs resulting from anticipated white-collar staff reductions (approximately $30,000,000) and voluntary early retirements from the composing room (approximately $5,400,000) at The Times.

  In 1993 the Company completed the negotiations of long-term labor agreements with all of its production unions, which extend to the year 2000. These agreements include wages, payments to the unions' benefit and pension funds, job security and financial incentives. The agreements extend to all of The Times's production and distribution facilities and to any new facilities which the Company might utilize (see Note 3).

  In connection with these agreements, the Company recorded two pre-tax charges, $28,000,000, or $.20 per share, in 1992 and $30,000,000, or $.22 per share, in
1989) for voluntary production union staff reductions at The Times related to the opening of Edison (see Note 3), the further automation of newspaper production in the composing room and the announced closing of Carlstadt.

  In 1991 the Company recorded a $20,000,000 before-tax charge ($.15 per share) for severance and related costs resulting from a voluntary termination benefits program for approximately 160 employees at The Times, most of whom were members of The Newspaper Guild of New York.

  At December 31, 1993 and 1992, approximately $40,000,000 and $29,000,000, respectively, are included in accrued expenses in the accompanying Consolidated Balance Sheets, which represents the unpaid balance of the pre-tax charges.

- -------------------------------------------------------------------------------
5.  INVESTMENT IN FOREST PRODUCTS GROUP

The Company has equity interests in two Canadian newsprint companies and a paper manufacturing company operating as a partnership. The equity interests in the newsprint companies are: Donohue Malbaie Inc. - 49 percent; and Gaspesia Pulp and Paper Company Ltd. - 49 percent.

  In 1993 the Company recorded an after-tax noncash charge of $47.0 million ($.56 per share) against equity in operations to write down the Company's investment in the Forest Products Group to reflect current operating conditions and economic factors in the industry.

  In December 1991 the Company and Kimberly-Clark Corporation announced the completion of the divestiture of their jointly-owned affiliate, Spruce Falls Power and Paper Company, Limited ("Spruce Falls"). Spruce Falls is a producer of newsprint in which the Company held a 49.5 percent equity interest.

  In connection with the divestiture, the Company committed to lend up to $26,500,000 (C$30,000,000) to the new owners of the mill. Such loans will take place over a five-year period ending December 1996. At December 31, 1993 and 1992 the Company had loaned Spruce Falls approximately $20,515,000 and $5,515,000, respectively, under the loan commitment. Interest on the outstanding balance is payable quarterly at annual rates ranging from 4 to 10 percent. Commencing in December 1997, the borrowings outstanding at the end of the commitment (December 1996) are payable annually over a 5 year period in 20 percent increments.

  The Company and Myllykoski Oy, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison Paper Industries ("Madison").

  Loans and contributions to Madison by an 80 percent-owned subsidiary of the Company totaled $1,279,000, $1,337,000 and $1,806,000, respectively, in 1993,
1992 and 1991. The partners' interests in the net assets of Madison at any time will depend on their capital accounts, as defined, at such time. Through the 80 percent-owned subsidiary, the Company's share of Madison's profits and losses is 40 percent.

  At December 31, 1993, the Company recorded a distribution receivable from Donohue Malbaie Inc. of $8,224,000. Such amount is included in other current assets in the Company's consolidated balance sheet at such date. No other distributions were received from the Canadian newsprint companies in 1993, 1992 or 1991. The Company's share of undistributed earnings of these companies aggregated approximately $3,975,000 and $24,551,000 at December 31, 1993 and 1992, respectively.

  Loans and contributions to the Canadian newsprint companies by the Company totaled $171,000 in 1991. No loans and contributions were made in 1993 or 1992.

- -------------------------------------------------------------------------------
Condensed Combined Balance Sheets
of Forest Products Group

Dollars in thousands
- -------------------------------------------------------------------------------
December 31                                         1993                   1992
- -------------------------------------------------------------------------------

Current assets                                 $  87,984              $  76,317
Less current liabilities                          75,073                 65,026
- -------------------------------------------------------------------------------
Working capital                                   12,911                 11,291
Fixed assets, net, etc.                          345,413                372,554
Long-term debt                                   (71,528)               (77,025)
Deferred income taxes, etc.                     (102,752)               (86,755)
- -------------------------------------------------------------------------------
Net assets                                      $184,044               $220,065
- -------------------------------------------------------------------------------

At December 31, 1993 long-term debt of the Forest Products Group (exclusive of $10,275,000 due within one year) matures as follows: 1995, $10,335,000; 1996,
$46,085,000; and 1997, $15,108,000. The maturities of a substantial portion of the debt may be accelerated if cash flow, as defined, exceed certain levels. None of the Forest Products Group's debt is guaranteed by the Company.

- -------------------------------------------------------------------------------
Condensed Combined Statements of Operations of Forest Products Group

Dollars in thousands
- -------------------------------------------------------------------------------
Year Ended December 31                    1993             1992            1991
- -------------------------------------------------------------------------------
Net sales and other income            $254,324         $266,451        $287,924
Costs and expenses                     269,845          297,117         276,062
- -------------------------------------------------------------------------------
Income (Loss) before taxes             (15,521)         (30,666)         11,862
Income tax benefit                      (2,700)         (11,680)           (544)
- -------------------------------------------------------------------------------
Net income (loss)                     $(12,821)        $(18,986)       $ 12,406
- -------------------------------------------------------------------------------

  The condensed combined financial information of the Forest Products Group excludes the income tax effects related to Madison. Such tax effects (see Note
7) have been included in the Company's consolidated financial statements.

  The accumulated translation adjustment (included in earnings reinvested in the business) decreased stockholders' equity by $2,628,000 and $1,217,000 at December 31, 1993 and 1992 respectively. Upon the disposition of Spruce Falls in 1991, stockholders' equity was reduced by $3,506,000 to reflect the accumulated translation adjustment for such company.

  Adjustments from translating certain balance sheet accounts, principally of the Canadian newsprint companies, for each of the three years in the period ended December 31, 1993, are set forth in the Consolidated Statements of Stockholders' Equity.

  During 1993, 1992 and 1991, the Company's Newspaper Group purchased newsprint and supercalendered paper from the Forest Products Group at competitive prices. Such purchases aggregated approximately $102,000,000, $112,000,000, and $127,000,000 respectively.

- --------------------------------------------------------------------------------
6.        INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets are composed of the following:

- ---------------------------------------
Dollars in thousands
- ---------------------------------------
December 31              1993      1992
- ---------------------------------------
Newsprint and
  magazine paper      $38,691   $44,570
Work-in-process, etc.   8,580     6,981
- ---------------------------------------
Total                 $47,271   $51,551
- ---------------------------------------

Utilization of the LIFO method reduced inventories as calculated on the FIFO method by approximately $2,263,000 and $1,765,000 at December 31, 1993 and 1992 respectively.
- --------------------------------------------------------------------------------
7.        INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes ("SFAS 109") as of January 1, 1992 which changed its method of accounting for income taxes from the deferred method (Accounting Principles Board Opinion No. 11 - "APB 11") to an asset and liability approach. The cumulative effect of this change in accounting method on net income was a credit of $13,414,000 ($.17 per share) and was reflected as of January 1, 1992. Income taxes for 1991 are measured under APB 11.

  SFAS 109 requires recognition of deferred tax liabilities and assets for the estimated future tax consequences attributable to temporary differences. Such temporary differences exist when the tax basis differs from the financial reporting amount of assets or liabilities. All tax liabilities and tax assets are measured using current tax law and applicable rates. A valuation allowance is recorded to reduce deferred tax assets to amounts which, in management's judgment, are most likely to be realized.

  SFAS 109 further requires adjustment of tax balances to reflect enacted changes in tax law or rates in the period of enactment. Accordingly, 1993 results include increased tax expense resulting from the enactment of the Tax Act in August. The Tax Act increased the statutory corporate income tax rate one percent (to 35 percent) retroactive to January 1, 1993, and made other changes concerning the deductibility of certain costs in determining taxable income.

  Income tax expense as shown in the Consolidated Statements of Operations is composed of the following:

- -----------------------------------------------------
Dollars in thousands      1993       1992        1991
- -----------------------------------------------------
Current tax expense
Federal                $60,178     $8,970     $21,666
State, local,
foreign                 17,612      1,413         695
- -----------------------------------------------------
                        77,790     10,383      22,361
- -----------------------------------------------------
Deferred tax expense
Federal                (26,982)    (1,157)     (2,335)
State, local,
foreign                 (8,919)     1,302       4,941
- -----------------------------------------------------
                       (35,901)       145       2,606
- -----------------------------------------------------
Income tax expense
including the
tax effects of
equity in
operations              41,889     10,528      24,967
Less income tax
(benefit) expense
related to equity
in operations           (1,342)      (551)      3,207
- -----------------------------------------------------
Income tax expense     $43,231    $11,079     $21,760
- -----------------------------------------------------

Tax expense in 1993 was reduced by approximately $7,000,000 and $2,485,000, respectively, relating to a decrease in valuation allowance and recognition of federal tax benefits of capital loss carryforwards. Of the decrease in valuation allowance, $4,390,000 was associated with federal tax benefits of capital loss carryforwards; with the remainder attributable to state and local tax benefits of net operating loss carryforwards. Adjustment of the Company's deferred tax balances for the one percent rate increase provided in the Tax Act added $4,359,000 to deferred tax expense, inclusive of $600,000 of expense reported in equity in operations of the forest products group. In accordance with the provisions of SFAS 109, approximately $1,600,000 of additional reduction in valuation allowance, which was established against acquired deferred tax assets, was recorded as a reduction of goodwill. No such amounts affected 1992 tax expense.

  In connection with the Gwinnett transaction in 1992 (see Note 2), the Company had a net tax benefit of $16,655,000 on a pre-tax loss of $53,768,000. The difference of $1,626,000 between the tax benefit and such benefit calculated at the federal statutory rate is mainly attributable to an unrecognized capital loss (which increased tax expense by $3,405,000), net of the impact of previously amortized intangibles (which decreased tax expense by $1,779,000).

  In 1991 the Company reversed a provision for income tax contingencies of $10,000,000 related to a settlement with the Internal Revenue Service for tax years 1980 through 1984.

  The components of deferred income tax expense for 1991, which totaled $2,606,000, are as follows: depreciation $13,288,000; tax certificate $(10,409,000); tax settlement $(10,000,000); subscription expenses $7,969,000;
and other net deferred tax expense of  $1,758,000.

  Income tax benefits credited directly to stockholders' equity totaled $3,595,000, $3,735,000 and $707,000 during 1993, 1992 and 1991 respectively.

  Foreign taxes included in income tax expense in each of the years presented were not significant.

  The reasons for the variance between the effective tax rate on income before income taxes and equity in operations of the Forest Products Group and the federal statutory rate (exclusive in 1992 of the loss on the disposition of Gwinnett) are as follows:


Year Ended December 31      1993                1992                1991
- ------------------------------------------------------------------------------
                                 % of                % of                 % of
Dollars in thousands    Amount Pretax       Amount Pretax        Amount Pretax
- ------------------------------------------------------------------------------
Tax at federal
 statutory rate        $35,422  35.0%      $21,180  34.0%       $21,438  34.0%
Increase (decrease)
resulting from
State and local taxes
- - net                    6,883    6.8        2,294    3.7         3,507    5.6
Capital loss
carryforwards           (6,875)  (6.8)           -      -            -      -
Amortization of
intangible
assets acquired          5,602    5.5        4,033    6.5        6,970   11.1
Change in enacted tax
rate                     3,759    3.7            -      -            -      -
Tax settlement               -      -            -      -      (10,000) (15.9)
Other - net             (1,560)  (1.5)         227    0.3         (155)  (0.3)
- ------------------------------------------------------------------------------
Subtotal                43,231  42.7%       27,734   44.5%      21,760  34.5%
- ------------------------------------------------------------------------------
Gwinnett disposition         -            (16,655)                    -
- ------------------------------------------------------------------------------
Income tax expense     $43,231             $11,079              $21,760
- ------------------------------------------------------------------------------

Federal income taxes currently refundable totaled $2,992,000 and $4,842,000 at December 31, 1993 and 1992, respectively, and are included in other current assets on the Consolidated Balance Sheets. The components of the net deferred tax liabilities recognized on the respective Consolidated Balance Sheets, are as follows:

- -----------------------------------------
Dollars in thousands
December 31             1993         1992
- -----------------------------------------
Deferred Tax Assets

Intangible assets
acquired             $23,568    $  23,504

Accrued state and
local taxes           19,890       18,522

Postretirement and
postemployment        78,655       40,177
benefits

Other accrued
employee benefits    110,218       25,370
and compensation

Allowance for
doubtful              23,557       24,077
accounts

AMT credit                 -        4,033
carryforward

Tax loss              23,595       26,741
carryforwards

Other                 20,151        6,521
- -----------------------------------------
Total deferred tax   299,634      168,945
assets
Valuation allowance  (25,064)     (19,851)
- -----------------------------------------
Net deferred tax    $274,570     $149,094
assets
- -----------------------------------------

- -----------------------------------------
Dollars in thousands
December 31             1993         1992
- -----------------------------------------
Deferred Tax
Liabilities
Property, plant and
equipment           $131,189    $ 127,691

Tax certificate      137,343      145,631

Nontaxable          145,298            -
acquisition

Deferred
subscription          21,743      21,361
expenses

Safe harbor tax       20,376      24,433
lease

Other                 18,446      20,703
- -----------------------------------------
Total deferred tax   474,395     339,819
liabilities
- -----------------------------------------
Net deferred tax    (274,570)   (149,094)
assets
- -----------------------------------------
Net deferred tax     199,825     190,725
liability
- -----------------------------------------
Less amounts
included in:
Other current        (4,812)          -
assets

Accrued expenses       7,762      3,024
- -----------------------------------------
Deferred income     $196,875   $187,701
taxes
- -----------------------------------------

At December 31, 1993, there were no federal net operating loss carryforwards. Benefits from state and local loss carryforwards are attributable mainly to tax operating losses. Such loss carryforwards expire in accordance with provisions of applicable tax law and have remaining lives ranging from 1 to 15 years. At
December 31, 1993 the tax benefits relating to these   carryforwards expire as
follows:  1996, $4,829,000; 1997, $7,984,000; 1998, $3,017,000; 1999 through
2003, $6,540,000 and 2004 through 2008, $1,225,000.
  In connection with the sale in 1989 of its cable television system, the Federal Communications Commission granted the Company a tax certificate. This certificate enabled the Company to defer income taxes on the gain on the transaction and pay such taxes over a number of years. Under the provisions of the Internal Revenue Code, this is accomplished through a reduction in the tax bases of various assets. As a result, $10,820,000, $10,388,000 and $10,409,000 of income taxes that were so deferred became currently payable in 1993, 1992 and 1991 respectively. Additional income taxes that were deferred will become currently payable over the remaining lives of those assets with reduced tax bases.
  Federal income tax returns for all years through 1989 have been examined by the Internal Revenue Service. Tentative agreements have been reached for all years through 1989.

Examinations of the tax returns for the years 1990 through 1992 have not commenced. Management is of the opinion that any assessments resulting from these examinations will not have a material effect on the consolidated financial statements.

  Equity in operations of the Forest Products Group (see Note 5) includes the income tax effects of the Company's interest in Madison and its equity in the operations of the Canadian newsprint companies. Of such amounts, tax benefits of $585,000 in 1993, $1,219,000 in 1992 and $120,000 in 1991 are applicable to the Canadian newsprint companies. Deferred taxes attributable to the Company's interest in Madison were $1,562,000, $265,000, and $(561,000), respectively, for 1993, 1992 and 1991.  These deferred taxes relate principally to differences between financial reporting and tax depreciation. The Company's consolidated federal income tax returns include the income tax effects of its interest in Madison.
- --------------------------------------------------------------------------------
8.        DEBT

Long-term debt consisted of the following:


- -----------------------------------------
Dollars in thousands
December 31             1993         1992
- -----------------------------------------
Notes due 1998-2000
          (a)       $200,000    $      -
Notes due 1995 net of
  unamortized discount:
  1993, $2,444; 1992,
  $4,169 (b)         159,856     158,131
Notes due 1995 net of
 unamortized premium of
 $3,725 in 1993(c)    53,725          -

Other notes, due in
 1993 at a weighted
 average interest
 rate of 7.80%
 in 1992                   -        22
- -----------------------------------------
Total                413,581   158,153
Less current portion       -        22
- -----------------------------------------
Total long-term
  portion           $413,581  $158,131
- -----------------------------------------

  (a) In October 1993 the Company issued senior notes totaling $200,000,000 to an insurance company with interest payable semi-annually. Five-year notes totaling $100,000,000 were issued at a rate of 5.50 percent, and the remaining $100,000,000 were issued as six and one-half year notes at a rate of 5.77 percent.
  (b) In connection with the 1985 acquisition of certain newspapers, the Company issued 10-year notes with an aggregate stated value of $162,300,000 which have been discounted at an interest rate of 11.85 percent for financial reporting purposes. Interest on certain of the notes is payable semi-annually. The original difference of $12,600,000 between the stated value of the notes and the amount that results from discounting the notes at 11.85 percent is being amortized as interest expense over the term of the notes. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of these notes is $179,000,000.
  (c) In connection with the 1993 acquisition of The Globe (see Note 2), the Company assumed $50,000,000 of 9.34 percent fixed-rate notes maturing July 1995 which have been valued for financial reporting purposes using a discount rate of
4.25 percent. Interest on the notes is payable semi-annually. The excess of the fair value of the notes at the acquisition date over the stated value of such notes was $4,303,000, which is being amortized as a reduction of interest expense over the remaining term of the notes.
  The Company has an interest rate swap agreement (the "Agreement") with a major financial institution to manage interest costs. The Agreement matures in 1995 and effectively converts the 9.34 percent interest rate to a variable rate which is semi-annually indexed to the six-month LIBOR rate. Based on quoted market prices, the Agreement was valued at $1,800,000 at the acquisition date and is being amortized as interest expense over its term. Such amount has been included in miscellaneous assets in the accompanying balance sheet at December 31, 1993. During the 1993 fourth quarter and on December 31, 1993, the Company's effective interest rate on these unsecured notes was 6.42 percent.
  As of December 31, 1993, the recorded amounts for these unsecured notes and the Agreement approximate fair value.
- ------------------------------------------------------------------------------
  In May 1992 the Company entered into an $80,000,000 revolving credit and term loan agreement with a group of banks, which replaced the previous $100,000,000 revolving credit and term loan agreement which would have terminated in July 1992. The new agreement, as amended, terminates in May 1995. At such time, then outstanding borrowings would be payable semi-annually aggregating 5 percent, 20 percent, 45 percent and 30 percent annually from 1995 to 1998. At the Company's discretion, this facility may be converted into term loans at any time. The Company also has a $40,000,000 revolving credit agreement with the same group of banks that expires May 1994, at which time, any outstanding borrowings would be payable.
  The agreements permit borrowings which bear interest, at the Company's option,
(i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the London interbank rate. Borrowings under these agreements may be prepaid without penalty. In October 1992 the Company entered into a new $20,000,000 revolving credit and term loan agreement with a bank and its affiliate, which replaced a previous $30,000,000 revolving credit agreement with the same bank. The new agreement, as amended, terminates in May 1995. At such time, then outstanding borrowings would be payable semi-annually aggregating 5 percent, 20 percent, 45 percent and 30 percent annually from 1995 to 1998. At the Company's discretion, this facility may be converted into term loans at any time. The Company also has entered into a $10,000,000 revolving credit agreement with the same bank and its affiliate that expires May 1994, at which time, any outstanding borrowings would be payable.
  The agreements permit borrowings which bear interest, at the Company's option,
(i) for domestic borrowings: based on the certificates of deposit rate, a prime rate or a quoted rate; or (ii) for

Eurodollar borrowings based on the London interbank rate. Borrowings under these agreements may be prepaid without penalty.
  No borrowings under any of the above agreements were outstanding during 1993.

  Both agreements provide for an annual commitment fee of 1/8th of 1 percent on the unused commitment. Certain of the agreements also include provisions which require, among other matters, specified levels of stockholders' equity. At December 31, 1993 approximately $1,148,000,000 of stockholders' equity was unrestricted.
  Short-term debt is comprised of current maturities of long-term debt and capital lease obligations. Outstanding notes payable at December 31, 1993 consists of $62,340,000 of short-term bank borrowings at an average interest rate of 3.71 percent. There were no outstanding notes payable at December 31, 1992.

  Interest expense, net of interest income, as shown in the accompanying Consolidated Statements of Operations consisted of the following:

- -------------------------------------------------------
Dollars in thousands
Year Ended
December 31             1993         1992          1991
- -------------------------------------------------------
Interest expense     $29,549      $30,075       $32,401
Interest income       (4,174)      (3,960)       (1,815)
- -------------------------------------------------------
Net                  $25,375      $26,115       $30,586
- -------------------------------------------------------
  In connection with various construction projects, interest of approximately $1,351,000 and $705,000 was capitalized as property, plant and equipment for
1993 and 1992 respectively. There was no interest capitalized in 1991.
- --------------------------------------------------------------------------------
9.        LEASE COMMITMENTS

In December 1993, the Company and The City of New York executed a long-term lease agreement and related agreements, under which the Company will lease land to build a state-of-the-art printing and distribution facility for The Times (see Note 3).

Operating Leases:
Such lease commitments are primarily for office space and equipment. Certain office space leases provide for adjustments relating to changes in real estate taxes and other operating expenses.
  Rental expense amounted to $24,744,000 in 1993, $23,689,000 in 1992 and
$24,159,000 in 1991. The approximate minimum rental commitments under noncancelable leases (exclusive of minimum sublease rentals of $301,000) at December 31, 1993 were as follows: 1994, $16,917,000; 1995, $11,977,000; 1996,
$9,647,000; 1997, $8,566,000; 1998, $7,416,000 and $36,427,000 thereafter.

Capital Leases:
In connection with its Capital Investment Projects (see Note 3), the Company entered into a long-term lease for a building and site in Edison, New Jersey. The lease provides the Company with certain early cancellation rights, as well as renewal and purchase options. For financial reporting purposes, the lease has been classified as a capital lease; accordingly, an asset of approximately $57,000,000 (included in buildings, building equipment and improvements at December 31, 1993 and 1992) has been recorded.
The following is a schedule of future minimum lease payments under all capitalized leases together with the present value of the net minimum lease payments as of December 31, 1993:

Dollars in thousands
- --------------------------------------
Year Ended December 31          Amount
- --------------------------------------
1994                          $  7,221
1995                             6,871
1996                             6,623
1997                             6,411
1998                             6,400
Later years                     52,800
- --------------------------------------
Total minimum lease
payments                        86,326
Less: amount representing
interest                        37,254
- --------------------------------------
Present value of net
minimum lease payments
including current
maturities of $2,590           $49,072
- --------------------------------------

- --------------------------------------------------------------------------------
10.       PENSION PLANS
The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements, including a joint Company-union plan and a number of joint industry-union plans. These plans cover substantially all employees.
  The Company-sponsored pension plans provide participating employees with retirement benefits in accordance with benefit provision formulas which are based on years of service and final average or career pay, and where applicable, employee contributions. Funding is based on an evaluation and review of the assets, liabilities and requirements of each plan. Retirement benefits are also provided under supplemental unfunded pension plans. Amounts for 1993 have increased due to the October 1, 1993 acquisition of The Globe.
  Net periodic pension cost was $16,461,000 in 1993, $15,082,000 in 1992, and $14,467,000 in 1991. The components of net periodic pension cost are:

- ----------------------------------------------------------------
Dollars in thousands
Year Ended December 31             1993         1992        1991
- ----------------------------------------------------------------
Service cost                    $14,075      $11,879     $11,210
Interest cost                    26,675       24,167      22,451
Actual return on
 plan assets                    (38,907)     (25,365)    (37,430)
Curtailment gain                      -         (885)          -
Net amortization
 and deferral                    14,618        5,286      18,236
- ----------------------------------------------------------------
Net periodic
 pension cost                   $16,461      $15,082     $14,467
- ----------------------------------------------------------------

Assumptions used in the actuarial computations were:

- ----------------------------------------------------------------
Year Ended December 31             1993         1992        1991
- ----------------------------------------------------------------
Discount rate                      7.0%         8.0%       8.25%
Rate of increase in
compensation levels                5.5%         5.5%        5.5%
Expected long-term
 rate of return
 on assets                        8.75%        8.75%       8.75%
- ----------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several other pension plans including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $17,970,000 in 1993, $15,700,000 in 1992, and $15,052,000 in 1991.


The funded status of the Company's plans which were valued at September 30, 1993 and 1992 is as follows:


                            Plans          Plans
                            Whose          Whose
                           Assets        Accumulated
                           Exceed          Benefits
December 31, 1993        Accumulated       Exceed
Dollars in thousands      Benefits         Assets
- ----------------------------------------------------
Actuarial present
          value of
benefit obligation:
Vested benefit
     obligation            $187,972      $219,554
- ----------------------------------------------------
Accumulated benefit
          obligation       $193,951     $227,102
- ----------------------------------------------------
Projected benefit
          obligation       $251,679     $282,179
Plan assets at fair
          value             234,366      142,015
- ----------------------------------------------------
Projected benefit
 obligation in
 excess of plan
  assets                     17,313     140,164
Unrecognized net
          losses            (24,972)    (20,043)
Unrecognized prior
  service cost                7,746      (9,633)

Unrecognized
 transition obligation       (2,690)     (2,724)
Fourth-quarter
 contribution, net           (2,675)     (3,220)
Adjustment required
 to recognize
additional minimum
liability                         -      10,087
- ----------------------------------------------------
Recorded pension
 (asset) liability         $ (5,278)   $114,631
- ----------------------------------------------------


                            Plans          Plans
                            Whose          Whose
                           Assets        Accumulated
                           Exceed          Benefits
December 31, 1992        Accumulated       Exceed
Dollars in thousands      Benefits         Assets
- ----------------------------------------------------
Actuarial present
          value of
benefit obligation:
Vested benefit
          obligation        $230,705     $21,039
- ----------------------------------------------------
Accumulated benefit
          obligation        $235,994     $21,153
- ----------------------------------------------------
Projected benefit
          obligation        $296,312     $30,722
Plan assets at fair
          value              284,469         -
- ----------------------------------------------------
Projected benefit
          obligation
in excess of plan
assets                        11,843    30,722
Unrecognized net
 gains (losses)                6,181    (6,393)
Unrecognized prior
 service cost                 (1,202)   (1,005)
Unrecognized net
 asset (transition
 obligation)                   1,873    (6,339)
Fourth-quarter
 contribution, net            (3,172)     (265)
Adjustment required
 to recognize
additional minimum
liability                          -     4,167
- ----------------------------------------------------
Recorded pension
  liability                 $ 15,523   $20,887
- ----------------------------------------------------

Plan assets, which were valued as of September 30, 1993 and 1992, consist of money market investments, investments in marketable fixed income and equity securities, an investment in a diversified real estate equity fund and investments in group annuity insurance contracts.
  The additional liability relating to the unfunded status of these plans is included in other liabilities on the Consolidated Balance Sheets as of December 31, 1993 and 1992 and miscellaneous assets includes a related intangible asset of equal amount.

- --------------------------------------------------------------------------------
11.       POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND POSTEMPLOYMENT
          BENEFITS
The Company provides health and life insurance benefits to retired employees
(and their eligible dependents) who are not covered by any collective bargaining agreements if the employee meets specified age and service requirements.
  The Company adopted the provisions of SFAS No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"), changing to the accrual method of accounting for these benefits effective January 1, 1992.
Prior to 1992, postretirement benefit expenses were recognized on a pay-as-you-go basis and were not material.
  As permitted by SFAS 106, the Company elected to recognize in 1992 the accumulated postretirement benefit obligation related to prior service costs.
The Company recorded this obligation of $64,856,000 ($37,411,000 after taxes or $.48 per share) as the cumulative effect of an accounting change at January 1, 1992.
  Net periodic postretirement cost was $10,809,000 and $7,776,000 in 1993 and 1992 respectively. The components of this cost are as follows:

- --------------------------------------------
Dollars in thousands           1993     1992
- --------------------------------------------
Service cost for benefits
earned during the period     $3,955   $3,299
Interest cost on
 accumulated postretirement
 benefit obligation           6,854    5,239
Curtailment gain                  -     (762)
- --------------------------------------------
Net periodic
 postretirement
 benefit cost               $10,809  $7,776
- -------------------------------------------
The Company's policy is to fund the
above-mentioned payments as claims
and premiums are paid.
  The following table sets forth the
amounts included in "Accrued
Expenses" and "Other Liabilities" in
the Consolidated Balance Sheets at
December 31, 1993 and 1992 based on
valuation dates of September 30 in
each year.  The 1993 amounts have
increased principally due to the
October 1, 1993 acquisition of The
Globe.

- --------------------------------------------
Dollars in thousands
- --------------------------------------------
December 31                    1993     1992
- --------------------------------------------
Accumulated postretirement
benefit obligation
Retirees                    $53,677  $28,054
Fully eligible active        28,450   18,943
plan participants
Other active plan
participants                 51,522  25,645
- --------------------------------------------
Total                       133,649  72,642
Unrecognized net gains
          (losses)            3,093  (2,198)
Fourth-quarter expense
 net of benefit
 payment                        621     -
- --------------------------------------------
Total accrued
 postretirement
benefit liability           137,363  70,444
Current portion included
in accrued expenses           4,040   2,591
- --------------------------------------------
Long-term accrued
 postretirement
benefit liability          $133,323 $67,853
- --------------------------------------------

  For 1993 the accumulated postretirement benefit obligation was determined using a discount rate of 7.0 percent, an estimated increase in compensation levels of 5.5 percent and a health care cost trend rate of between 13 percent and 11 percent in the first year grading down to 5 percent in the year 2008.
  Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $18,857,000 and increase the net periodic postretirement benefit cost for 1993 by $2,300,000.
  For 1992 the accumulated postretirement benefit obligation was determined using a discount rate of 8.0 percent, an estimated increase in compensation levels of 5.5 percent and a health care cost trend rate of approximately 15.0 percent for pre-age-65 benefits, decreasing to 6.25 percent in the year 2014 and thereafter and a rate of 14.75 percent for post-age-65 benefits decreasing to
6.0 percent in the year 2014 and thereafter.
  In connection with collective bargaining agreements, the Company contributes to several welfare plans including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total contributions to these welfare funds were approximately $18,000,000 and $16,800,000 in 1993 and 1992 respectively.
  The Company also adopted SFAS No. 112 - Employers' Accounting for Postemployment Benefits ("SFAS 112") as of the beginning of 1992. SFAS 112 requires that certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation, disability benefits and health care continuation coverage be accrued if attributable to employees' service already rendered. The cumulative effect on net income of this change in accounting method resulted in a one-time charge of $16,365,000 ($9,440,000 after taxes or $.12 per share) and has been reflected as of January 1, 1992.

- --------------------------------------------------------------------------------
12.       EXECUTIVE AND NON-EMPLOYEE DIRECTORS' INCENTIVE PLAN

Under the Company's 1991 Executive Stock Incentive Plan and 1991 Executive Cash Bonus Plan (together the "1991 Executive Plans"), the Board of Directors may authorize incentive compensation awards and grant stock options to key employees of the Company. Awards may be granted in cash, restricted and unrestricted shares of the Company's Class A Common Stock, Retirement Units or such other forms as the Board of Directors deems appropriate. Under the 1991 Executive Plans, stock options of up to 10,000,000 shares of Class A Common Stock may be granted and stock awards of up to 1,000,000 shares of Class A Common Stock may be made. In adopting the 1991 Executive Plans, shares previously available for issuance of retirement units and stock options under prior plans are no longer available for future awards.
  Retirement Units are payable in Class A Common Stock over a period of 10 years following retirement.
  Stock options currently outstanding were granted under the Company's 1974 and 1984 Stock Option Plans and the 1991 Executive Plans. The Plans provide for granting of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair market value of the Class A Common Stock on the date of grant. These options have terms of five or ten years, and become exercisable in annual periods ranging from one year to four years from the date of grant. Payment upon exercise of an option may be made in cash, with previously-acquired shares, with shares (valued at fair market value) which would be otherwise issued on the exercise of the option or any combination thereof.
  Under the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), non-qualified options with ten-year terms are granted annually to each non-employee director of the Company. Each annual grant allows the director to purchase from the Company up to 1,000 shares of Class A Common Stock at the fair market value of such shares at the date of grant. Options for an aggregate of 250,000 shares of Class A Common Stock may be granted under the Directors' Plan.
  Outstanding stocks options granted to key employees of The Globe to purchase its Series A and/or Series B Common Stock prior to the merger have been converted to stock options to purchase the Company's Class A Common Stock. The former Globe stock options were converted at a ratio of 0.6 shares of Class A Common for each share of Globe stock as determined by the merger agreement. All of these stock options became exercisable effective with the merger on October 1, 1993.
  Changes in stock options for each of the three years in the period ended December 31, 1993 were as follows:


- --------------------------------------------------------------
Dollars in thousands                    Option Price
except per share data        Shares     Per Share($)     Total
- --------------------------------------------------------------
Options outstanding
January 1, 1991           3,296,385    4.77 to 38.87    76,344
Granted                   1,269,064   20.00 to 20.81    25,391
Exercised                  (134,984)   4.77 to 18.40    (1,121)
Terminations                (94,957)  20.56 to 38.87    (2,515)
- --------------------------------------------------------------
Options outstanding
December 31, 1991         4,335,508    5.76 to 38.87    98,099
Granted                   1,103,410  25.93 to  28.88    28,473
Exercised                  (466,320)   5.76 to 26.75    (7,900)
Terminations                (91,982)  20.56 to 36.43    (2,737)
- --------------------------------------------------------------
Options outstanding
December 31, 1992         4,880,616   13.96 to 38.87   115,935
Granted                   1,909,080   26.50 to 30.68    50,641
Globe stock
option conversion           958,654    6.89 to 22.50    14,381
Exercised                  (346,334)   6.89 to 26.75    (6,333)
Terminations                (41,175)  20.00 to 36.43    (1,116)
- --------------------------------------------------------------
Options outstanding
December 31, 1993         7,360,841    6.89 to 38.87  $173,508
- --------------------------------------------------------------
Options which became
exercisable during
1991                      1,086,077            20.56   $22,332
1992                        728,859   20.00 to 20.81    14,588
1993                      1,803,174    6.89 to 28.88    35,098
- --------------------------------------------------------------
Options exercisable
at December 31,
1991                      3,066,444    5.76 to 38.87   $72,708
1992                      3,237,964   13.96 to 38.87    76,678
1993                      4,673,663    6.89 to 38.87   104,789
- --------------------------------------------------------------

- --------------------------------------------------------------------------------
13.       CAPITAL STOCK

The 5 1/2 percent cumulative prior preference stock, which is redeemable at the option of the Company on 30-day's notice at par plus accrued dividends, is entitled to an annual dividend of $5.50 payable quarterly.
  The serial preferred stock is subordinate to the 5 1/2 percent cumulative prior preference stock. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.
  The Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A shares. As provided for in the certificate of incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30 percent of the Board of Directors, and the Class A and Class B Common Stock have the right to vote together on reservations of Company stock for stock options, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.
  At a special meeting of shareholders in September 1993, an amendment of the Company's Restated Certificate of Incorporation was approved to increase the total number of authorized shares of Class A Common Stock to 200,000,000 shares, thereby increasing the Company's overall total number of authorized shares of capital stock of The New York Times Company to 200,910,000 shares.
  Under a stock repurchase program which commenced in June 1993 and expired at the close of The Globe transaction on October 1, 1993, the Company repurchased approximately 10,231,000 shares of its Class A Common Stock at an average price of $24.87 per share.
  In a new program announced in October 1993, the Company's Board of Directors authorized additional expenditures of up to $150,000,000 for repurchases of its Class A Common Stock. Under the new Board authorization, purchases may be made from time to time either in the open market or through private transactions.
The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. Under this program, to date, the Company has repurchased approximately 30,000 shares of its Class A Common Stock at an average price of $24.78 per share. Had stock repurchases, under both programs, occurred as of January 1, 1993, earnings per share for the year 1993 would have been $.08.
  Under the 1994 Offering of the Employee Stock Purchase Plan, eligible employees may purchase Class A Common Stock through payroll deductions during 1994 at the lower of $20.03 per share (85 percent of the average market price on November 1, 1993) or 85 percent of the average market price on December 29, 1994.
  Shares of Class A Common Stock reserved for issuance at December 31, 1993 and 1992 were as follows:

- --------------------------------------------------
December 31                     1993         1992
- --------------------------------------------------
Retirement Units
Outstanding                  216,806       229,574
Stock Awards
Available                    993,359             -
Stock Options
Outstanding                7,360,841     4,880,616
Available                  5,988,480     7,651,526
Employee Stock
Purchase Plan
Available                    993,919     1,813,085
Voluntary Conversion of
Class B Common Stock
Available                    571,624      571,804
- --------------------------------------------------
Total                     16,125,029   15,146,605
- --------------------------------------------------

- --------------------------------------------------------------------------------
14.       ACCOUNTING CHANGES

During 1992, the Company adopted three noncash accounting changes mandated by the Financial Accounting Standards Board: SFAS No. 106-Employers' Accounting for Postretirement Benefits Other Than Pensions (see Note 11), SFAS 109-Accounting for Income Taxes (see Note 7) and SFAS 112-Employers' Accounting for Postemployment Benefits (see Note 11). All accounting changes have been adopted prospectively and, accordingly, earnings for 1991 have not been restated.
  The cumulative effect of adopting these accounting changes is as follows:

- ----------------------------------------------
               After-tax effects    Earnings
          (Dollars in thousands)    per share
- ----------------------------------------------
Postretirement Benefits $(37,411)    $(.48)
Income Taxes              13,414       .17
Postemployment Benefits   (9,440)     (.12)
                        --------     -----
Net charge              $(33,437)    $(.43)
                        ========     =====
- ----------------------------------------------

- --------------------------------------------------------------------------------
15.       SEGMENTS
The Company's segment and related information is included on pages 2 and 3 of this Appendix. The information for the years 1993, 1992 and 1991 appearing therein is presented on a basis consistent with, and is an integral part of, the consolidated financial statements. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.

- --------------------------------------------------------------------------------
16.       CONTINGENT LIABILITIES

There are various libel and other legal actions that have arisen in the ordinary course of business and are now pending against the Company. Such actions are usually for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing such actions with legal counsel to the Company that the ultimate liability which might result from such actions would not have a material adverse effect on the consolidated financial statements.

- --------------------------------------------------------------------------------
17.       RECLASSIFICATIONS

For comparability, certain 1991 and 1992 amounts have been reclassified to conform with the 1993 presentation.

INDEPENDENT AUDITORS' REPORT
BOARD OF DIRECTORS
AND STOCKHOLDERS OF
THE NEW YORK TIMES COMPANY:

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 31, 1993 and 1992 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also include the financial schedules listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
  As discussed in notes 7, 11 and 14, the Company changed its methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits effective January 1, 1992 to conform with Statements of Financial Accounting Standards 109, 106 and 112.

     -Deloitte & Touche-

New York, New York
February 10, 1994



MANAGEMENT'S RESPONSIBILITIES
REPORT

The Company's consolidated financial statements were prepared by management who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's best estimates and judgments.
  Management is further responsible for maintaining a system of internal accounting control, designed to provide reasonable assurance that the Company's assets are adequately safeguarded and that the accounting records reflect transactions executed in accordance with management's authorization. The system of internal control is continually reviewed for its effectiveness and is augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit.
  The consolidated financial statements were audited by Deloitte & Touche, independent auditors. Their audit was conducted in accordance with generally accepted auditing standards and their report is shown on this page.
  The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, internal auditors and management to discuss specific accounting, financial reporting and internal control matters. Both the independent auditors and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects, subject to ratification by stockholders, the firm which is to perform audit and other related work for the Company.

MARKET INFORMATION

The Class A Common Stock is listed on the American Stock Exchange. The Class B convertible Common Stock and the 5 1/2 percent cumulative prior preference stock are unlisted and are not actively traded. Dividends on the preference stock were paid at the quarterly rate of $1.375 per share during each of the two years.
  The approximate number of security holders of record as of January 31, 1994 was as follows: Class A Common Stock: 17,245; Class B Common Stock: 43; 5 1/2 percent cumulative prior preference stock: 65.

The market price range of Class A Common Stock in 1993 and 1992 is as follows:


- ------------------------------------------
Quarter Ended        1993         1992
- ------------------------------------------
                High    Low   High    Low
March 31      $31.25 $26.37 $32.12 $22.62
June 30        31.25  23.00  32.00  26.00
September 30   26.12  22.62  29.75  25.00
December 31    28.75  22.37  28.37  23.62
Year           31.25  22.37  32.12  22.62
- ------------------------------------------


QUARTERLY INFORMATION (Unaudited)
- ----------------------------------------------------------------------------------------------------------------
Dollars and shares in millions       First         Second          Third          Fourth
except per share data               Quarter        Quarter        Quarter        Quarter                Year
                                  1993    1992    1993   1992    1993    1992    1993   1992       1993     1992
- ----------------------------------------------------------------------------------------------------------------
Revenues                       $ 454.5 $ 435.9 $ 483.6 $443.2 $ 445.6 $ 426.2 $ 636.0 $468.2   $2,019.7 $1,773.5
- ----------------------------------------------------------------------------------------------------------------
Costs and Expenses
Production costs:
Raw materials                     63.7    67.6    67.5   62.1    64.2    63.6    85.1   57.3      280.5    250.6
Wages and benefits               101.2    91.4   100.1   92.7    99.8   100.5   136.4  103.8      437.5    388.4
Other                             94.5    84.5    98.6   84.5   102.9    88.7   122.6  107.9      418.6    365.6
- ----------------------------------------------------------------------------------------------------------------
Total                            259.4   243.5   266.2  239.3   266.9   252.8   344.1  269.0    1,136.6  1,004.6
Selling, general and
administrative
expenses                         164.0   157.6   168.4  167.2   166.5   162.0   257.6  193.7      756.5    680.5
- ----------------------------------------------------------------------------------------------------------------
Total                            423.4   401.1   434.6  406.5   433.4   414.8   601.7  462.7    1,893.1  1,685.1
- ----------------------------------------------------------------------------------------------------------------
Operating profit                  31.1    34.8    49.0   36.7    12.2    11.4    34.3    5.5      126.6     88.4
Interest expense, net              5.2     7.0     5.2    6.7     6.6     6.4     8.4    6.0       25.4     26.1
Loss on disposition
          of
Gwinnett Daily News                 -      1.6       -    1.1       -    51.1       -      -          -     53.8
Income taxes                     12.9     11.2    20.9   12.4     6.5   (13.2)    2.9    0.7       43.2     11.1
- ----------------------------------------------------------------------------------------------------------------
Income (Loss) before
equity in operations of
forest products group            13.0     15.0    22.9   16.5    (0.9)  (32.9)   23.0   (1.2)      58.0     (2.6)
Equity in operations of
forest products group             (2.1)   (1.6)   (0.5)  (2.5)   (2.1)   (2.1)  (47.2)  (2.5)     (51.9)    (8.7)
- ----------------------------------------------------------------------------------------------------------------
Income (Loss) before
net cumulative effect
of accounting changes             10.9    13.4    22.4   14.0    (3.0)  (35.0)  (24.2)  (3.7)       6.1    (11.3)
Net cumulative effect
of accounting changes               -    (33.4)     -       -       -       -        -     -          -    (33.4)
- ----------------------------------------------------------------------------------------------------------------
Net income (loss)               $ 10.9  $(20.0) $ 22.4  $14.0  $ (3.0) $(35.0) $(24.2) $(3.7)     $ 6.1   $(44.7)
- ----------------------------------------------------------------------------------------------------------------
Average number of
          common
shares outstanding                79.9    78.4    79.7   78.5    72.4    78.6   106.0   78.6       84.5     78.5
Per share of common
          stock
Before net cumulative
effect of
accounting changes               $ .14   $ .17   $ .28   $.18  $ (.04)  $(.44) $ (.23) $(.05)     $ .07   $ (.14)
Net cumulative effect
of accounting changes                -    (.43)      -      -       -       -       -      -          -     (.43)
Net income (loss)                  .14    (.26)    .28    .18    (.04)   (.44)   (.23)  (.05)       .07     (.57)
Dividends                          .14     .14     .14    .14     .14     .14     .14    .14        .56      .56
- ----------------------------------------------------------------------------------------------------------------

The 1993 quarters do not equal the 1993 year-end amount for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table above. The significant differences in the number of shares in the 1993 periods are due principally to the issuance of approximately 36.4 million shares due to the October 1993 Globe acquisition offset, in part, by stock repurchases of approximately 10.3 million shares during the third and fourth quarter.
  The Company's largest source of revenues is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that in the first quarter. Advertising volume tends to be lower in the third quarter primarily because of the summer slow-down in many areas of economic activity. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.
  First-quarter 1993 was negatively affected by $3.7 million pre-tax ($.02 per share) due to a March snowstorm.
  Third-quarter 1993 includes $5.6 million ($.07 per share) of additional income tax expense due to the enactment of the Tax Act.
  Fourth-quarter 1993 includes a $2.6 million pre-tax gain ($.02 per share) on the sale of assets.
  Fourth-quarter 1993 includes $35.4 million of pre-tax charges ($.19 per share) for white-collar and production union staff reductions at The Times.
  Fourth-quarter 1993 includes an after-tax noncash charge to equity in operations of $47.0 million ($.44 per share) to write-down the Company's investment in its Forest Products Group to reflect current operating conditions and economic factors in the industry.
  First-quarter 1992 includes $3.1 million pre-tax gain ($.02 per share) on the sales of assets.
  Second-quarter 1992 was negatively affected by $11.0 million pre-tax ($.08 per share) due to labor disruptions at The Times.
  Third and fourth-quarter 1992 include pre-tax $2.8 million ($.02 per share) and $7.6 million ($.05 per share), respectively, for training and start-up costs for commencement of operations at Edison.
  Fourth-quarter 1992 includes a $28.0 million pre-tax charge ($.20 per share) for voluntary union staff reductions at The Times.


TEN-YEAR SUPPLEMENTAL FINANCIAL DATA
- --------------------------------------------------------------------------------------------------------------------------------
Dollars and shares in millions                                                 Year Ended December 31
except per share data                              1993    1992    1991    1990    1989    1988    1987    1986    1985    1984
- --------------------------------------------------------------------------------------------------------------------------------
Revenues and Income
Revenues                                          $2,020  $1,774  $1,703  $1,777  $1,769  $1,700  $1,642  $1,524  $1,358  $1,199
- --------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                     127      88      94     130     169     251     284     266     210     176
- --------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from continuing operations before
  equity in forest products group                     58      (2)     41      61      84     132     138     110      93      86
Equity in operations of forest products group        (52)     (9)      6       4     (16)     29      18      20      21      13
- --------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from continuing operations               6     (11)     47      65      68     161     156     130     114      99
Discontinued operations                                -       -       -       -     199       7       4       2       2       1
Net cumulative effect of accounting changes            -     (34)      -       -       -       -       -       -       -       -
- --------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      6     (45)     47      65     267     168     160     132     116     100
- --------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
Total assets                                       3,215   1,995   2,128   2,150   2,188   1,915   1,712   1,405   1,296     869
Long-term debt and capital lease obligations         460     207     213     319     337     378     391     217     274      75
Common stockholders' equity                        1,599   1,000   1,073   1,056   1,064     873     823     705     586     485
- --------------------------------------------------------------------------------------------------------------------------------
Per share of Common Stock
Continuing operations                                .07    (.14)    .61     .85     .87    2.00    1.91    1.60    1.43    1.25
Discontinued operations                                -       -       -       -    2.52     .08     .05     .03     .02     .01
Net cumulative effect of accounting changes            -    (.43)      -       -       -       -       -       -       -       -
Net income (loss)                                    .07    (.57)    .61     .85    3.39    2.08    1.96    1.63    1.45    1.26
Dividends                                            .56     .56     .56     .54     .50     .46     .40     .33     .29     .25
Common stockholders' equity (end of year)          14.96   12.54   13.70   13.68   13.63   11.02   10.04    8.59    7.24    6.09
- --------------------------------------------------------------------------------------------------------------------------------
Shares Outstanding (end of year)
Class A and Class B Common                         106.9    79.7    78.4    77.2    78.1    79.2    82.0    82.0    80.9    79.7
- --------------------------------------------------------------------------------------------------------------------------------
Market Price (end of year)                         26.25   26.37   23.62   20.62   26.37   26.87   31.00   35.50   24.50   19.19
- --------------------------------------------------------------------------------------------------------------------------------

1993 - Results include pre-tax $3.7 million ($.02 per share) due to a March snowstorm.

  Results include $5.6 million ($.07 per share) of additional tax expense due to the enactment of the Tax Act.

  Results include a $2.6 million pre-tax gain ($.02 per share) on the sale of assets.

  Results include $35.4 million of pre-tax charges ($.23 per share) for staff reductions at The Times.

  Results include an after-tax noncash charge of $47.0 million ($.56 per share) against equity in operations to write down the Company's investment in its Forest Products Group to reflect current operating conditions and economic factors in the industry.

1992 -    Results included a $53.8 million pre-tax loss ($.47 per share) on the closing of The Gwinnett (Ga.) Daily News.

  Results included a $3.1 million pre-tax gain ($.02 per share) from the sales of assets.

  Results included a $28.0 million pre-tax charge ($.20 per share) for voluntary union staff reductions at The Times.

  Results included $21.4 million pre-tax ($.15 per share) for labor disruptions and training and start-up costs at Edison.

1991 - Results included a $20.0 million pre-tax charge ($.15 per share) for voluntary union staff reductions at The Times.

  Results include the reversal of a provision for income taxes of $10.0 million ($.13 per share) for a favorable tax settlement.

1989 - Results included an after-tax gain of $193.3 million ($2.46 per share) from the sale of the Company's cable television operations. The gain and results of operations through the 1989 sale date are included as discontinued operations.

  Results included a $30.0 million pre-tax charge ($.22 per share) for voluntary union staff reductions at The Times.

  Results included an after-tax charge of $27.2 million ($.35 per share) for a valuation reserve against the Company's investment in the Forest Products Group.

1986 -      Results included an interest charge of $8.5 million ($.05 per share)
which relates to a court decision arising from the Company's 1981 acquisition of two cable television systems.

1985 -      Results included a $2.8 million gain ($.03 per share) from the sale of property. The Company acquired five newspapers and two television stations for $389.6 million.

                                                                      SCHEDULE V

                           THE NEW YORK TIMES COMPANY
                         PROPERTY, PLANT AND EQUIPMENT
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

- --------------------------------------------------------------------------------------------------------
            Column A                 Column B       Column C     Column D      Column E      Column F
- --------------------------------------------------------------------------------------------------------
                                    Balance at                                  Other       Balance at
                                     beginning                                changes--         end
         Classification              of period     Additions    Retirements  add (deduct)    of period
- --------------------------------------------------------------------------------------------------------
                                                           Dollars in thousands
YEAR ENDED DECEMBER 31, 1993
     Land........................  $      61,961  $        275   $      15    $    3,618(2,3) $   65,839
     Buildings, building
       equipment and
       improvements..............        597,597         9,587         147        43,149(2,3)    650,186(5)
     Equipment...................        751,186        28,610       9,497       104,180(2,3)    874,479
     Construction and equipment
       installations in
       progress..................         47,842        41,147(1)     --           4,018(2)       93,007
                                   -------------  ------------  -----------  ------------  -------------
               Total.............  $   1,458,586  $     79,619   $   9,659    $  154,965(2,3) $1,683,511
                                   -------------  ------------  -----------  ------------  -------------
                                   -------------  ------------  -----------  ------------  -------------
YEAR ENDED DECEMBER 31, 1992
     Land........................  $      66,022  $        551   $     894    $   (3,718)(4) $    61,961
     Buildings, building
       equipment and
       improvements..............        605,416         9,849         856       (16,812)(4)     597,597(5)
     Equipment...................        770,651        16,917      14,319       (22,063)(4)     751,186
     Construction and equipment
       installations in
       progress..................         27,830        20,012(1)     --          --              47,842
                                   -------------  ------------  -----------  ------------  -------------
               Total.............  $   1,469,919  $     47,329   $  16,069    $  (42,593)(4) $ 1,458,586
                                   -------------  ------------  -----------  ------------  -------------
                                   -------------  ------------  -----------  ------------  -------------
YEAR ENDED DECEMBER 31, 1991
     Land........................  $      60,131  $      5,908   $      17    $   --       $      66,022
     Buildings, building
       equipment and
       improvements..............        602,402         3,182         168        --             605,416(5)
     Equipment...................        762,250        15,248       6,847        --             770,651
     Construction and equipment
       installations in
       progress..................         25,968         1,862(1)     --          --              27,830
                                   -------------  ------------  -----------  ------------  -------------
               Total.............  $   1,450,751  $     26,200   $   7,032    $   --       $   1,469,919
                                   -------------  ------------  -----------  ------------  -------------
                                   -------------  ------------  -----------  ------------  -------------

- ---------------

(1) Net change for the period.

(2) Includes property, plant and equipment acquired through the October 1, 1993 acquisition of The Boston Globe.

(3) Includes reclassification of closed production facility (totaling $89 million) to miscellaneous assets pending decision related to future use of such facility.

(4) Sale of residual assets of The Gwinnett (Ga.) Daily News.

(5) Includes $57 million capitalized lease of building and site for a production and distribution facility in Edison, New Jersey for The New York Times.

                                                                     SCHEDULE VI

                           THE NEW YORK TIMES COMPANY
           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

- -----------------------------------------------------------------------------------------------------------
                Column A                    Column B     Column C     Column D      Column E     Column F
- -----------------------------------------------------------------------------------------------------------
                                           Balance at                                Other      Balance at
                                            beginning                              changes--        end
               Description                  of period   Additions(1) Retirements  add (deduct)   of period
- -----------------------------------------------------------------------------------------------------------
                                                                 Dollars in thousands
YEAR ENDED DECEMBER 31, 1993
     Buildings, building equipment and
       improvements......................  $   209,247   $  31,386    $     101    $  (21,616)(2) $ 218,916
     Equipment...........................      346,584      57,888        8,445       (43,456)(2)   352,571
                                           -----------  -----------  -----------  ------------  -----------
               Total.....................  $   555,831   $  89,274    $   8,546    $  (65,072)(2) $ 571,487
                                           -----------  -----------  -----------  ------------  -----------
                                           -----------  -----------  -----------  ------------  -----------
YEAR ENDED DECEMBER 31, 1992
     Buildings, building equipment and
       improvements......................  $   178,869   $  31,834    $     378    $   (1,078)(3) $ 209,247
     Equipment...........................      324,457      38,046       10,771        (5,148)(3)   346,584
                                           -----------  -----------  -----------  ------------  -----------
               Total.....................  $   503,326   $  69,880    $  11,149    $   (6,226)(3) $ 555,831
                                           -----------  -----------  -----------  ------------  -----------
                                           -----------  -----------  -----------  ------------  -----------
YEAR ENDED DECEMBER 31, 1991
     Buildings, building equipment and
       improvements......................  $   147,723   $  31,187    $      41    $   --       $   178,869
     Equipment...........................      289,598      41,254        6,395        --           324,457
                                           -----------  -----------  -----------  ------------  -----------
               Total.....................  $   437,321   $  72,441    $   6,436    $   --       $   503,326
                                           -----------  -----------  -----------  ------------  -----------
                                           -----------  -----------  -----------  ------------  -----------

- ---------------

(1) Depreciation of property, plant and equipment is provided at annual rates based on estimated service lives. The rates are applied by the straight-line method using ranges of estimated service lives as follows: 15 to 50 years for buildings; 5 to 30 years for building equipment and improvements and 2 to 20 years for equipment.

(2) Reclassification of closed production facility to miscellaneous assets pending decision related to future use of such facility.

(3) Sale of residual assets of The Gwinnett (Ga.) Daily News.

                                                                   SCHEDULE VIII

                           THE NEW YORK TIMES COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

- ----------------------------------------------------------------------------------------------------------
                       Column A                          Column B     Column C     Column D     Column E
- ----------------------------------------------------------------------------------------------------------
                                                                     Additions    Deductions
                                                                      charged        for
                                                                      to costs     purposes
                                                                        and          for
                                                        Balance at    expenses      which       Balance
                                                        beginning        or        accounts      at end
                     Description                        of period     revenues    were set up  of period
- ----------------------------------------------------------------------------------------------------------
                                                                      Dollars in thousands
YEAR ENDED DECEMBER 31, 1993
     Deducted from assets to which they apply
          Uncollectible accounts......................  $   12,809   $   18,495   $   14,196   $   17,108
          Returns and allowances, etc.................      20,491       71,657       65,749       26,399
                                                        -----------  -----------  -----------  -----------
               Total..................................  $   33,300   $   90,152   $   79,945   $   43,507
                                                        -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------
YEAR ENDED DECEMBER 31, 1992
     Deducted from assets to which they apply
          Uncollectible accounts......................  $   13,020   $   14,848   $   15,059   $   12,809
          Returns and allowances, etc.................      17,621       61,154       58,284       20,491
                                                        -----------  -----------  -----------  -----------
               Total..................................  $   30,641   $   76,002   $   73,343   $   33,300
                                                        -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------
YEAR ENDED DECEMBER 31, 1991
     Deducted from assets to which they apply
          Uncollectible accounts......................  $   11,837   $   20,334   $   19,151   $   13,020
          Returns and allowances, etc.................      17,968       42,957       43,304       17,621
          Investment in forest products group
          valuation allowance.........................      26,927       --           26,927       --
                                                        -----------  -----------  -----------  -----------
               Total..................................  $   56,732   $   63,291   $   89,382   $   30,641
                                                        -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------

                                                                     SCHEDULE IX

                           THE NEW YORK TIMES COMPANY
                             SHORT-TERM BORROWINGS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

- -------------------------------------------------------------------------------------------------------------------
                  Column A                      Column B       Column C      Column D     Column E      Column F
- -------------------------------------------------------------------------------------------------------------------
                                                                              Maximum      Average      Weighted
                                                                              amount       amount        average
                                                               Weighted     outstanding  outstanding  interest rate
           Category of aggregate               Balance at       average     during the   during the    during the
           short-term borrowings              end of period  interest rate    period      period(1)     period(2)
- -------------------------------------------------------------------------------------------------------------------
                                                                      Dollars in thousands
YEAR ENDED DECEMBER 31, 1993
     Borrowings from banks and commercial
       paper................................  $     62,340          3.7%    $  281,050   $   75,924          3.5%
                                              -------------       ------    -----------  -----------       ------
                                              -------------       ------    -----------  -----------       ------
YEAR ENDED DECEMBER 31, 1992
     Borrowings from banks and commercial
       paper................................  $    --               -- %    $   45,000   $    2,331          4.0%
                                              -------------       ------    -----------  -----------       ------
                                              -------------       ------    -----------  -----------       ------
YEAR ENDED DECEMBER 31, 1991
     Borrowings from banks and commercial
       paper................................  $    --               -- %    $   66,000   $   18,941          6.6%
                                              -------------       ------    -----------  -----------       ------
                                              -------------       ------    -----------  -----------       ------

- ---------------

(1) Calculated by dividing the aggregate amount borrowed during the year by the number of days in a year.

(2) Calculated by dividing the total short-term interest expense by the average short-term borrowings outstanding during the period.

                                                                      SCHEDULE X

                           THE NEW YORK TIMES COMPANY
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1993

- --------------------------------------------------------------------------------------------------------------------------
                                       Column A                                               Column B
- --------------------------------------------------------------------------------------------------------------------------
                                                                                          Charged to costs
                                        Item(1)                                             and expenses
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                  Dollars in
                                                                                                   thousands
            YEAR ENDED DECEMBER 31, 1993
               Advertising costs (promotion, media, etc.)..............................  $       112,153
                                                                                         -------------------
                                                                                         -------------------
            YEAR ENDED DECEMBER 31, 1992
               Advertising costs (promotion, media, etc.)..............................  $        98,144
                                                                                         -------------------
                                                                                         -------------------
            YEAR ENDED DECEMBER 31, 1991
               Advertising costs (promotion, media, etc.)..............................  $        95,463
                                                                                         -------------------
                                                                                         -------------------

        -----------------------

        (1) Amounts for other items required by this schedule are omitted as they are presented in the consolidated financial statements or are less than 1% of consolidated revenues.

                                EXHIBIT INDEX

Exhibit
  No.                           Description
- ------   ---------------------------------------------------------------

  3.1 -Certificate of Incorporation as amended by the Class A and Class B stockholders and as restated on September 29, 1993.

  3.2    -By-laws as amended through February 17, 1994.

  9.1    -Globe Voting Trust Agreement, dated as of October 1, 1993.

 10.2 -The Company's 1991 Executive Stock Incentive Plan, as amended through April 13, 1993.

 10.8    -Agreement of Lease, dated as of December 15, 1993, between
          The City of New York, Landlord, and the Company, Tenant (as successor to New York City Economic Development Corporation (the "EDC"), pursuant to an Assignment and Assumption of Lease With Consent, made as of December 15, 1993, between the EDC, as Assignor, to the Company, as Assignee).

 10.9 -Funding Agreement #1, dated as of December 15, 1993, between the EDC and the Company.

 10.10 -Funding Agreement #2, dated as of December 15, 1993, between the EDC and the Company.

 10.11 -Funding Agreement #3, dated as of December 15, 1993, between the EDC and the Company.

 10.12 -Funding Agreement #4, dated as of December 15, 1993, between the EDC and the Company.

 10.13   -New York City Public Utility Service Power Service
          Agreement, made as of May 3, 1993, between The City of New York, acting by and through its Public Utility Service, and The New York Times Newspaper Division of the Company.

 10.14   -Employment Agreement, dated May 19, 1993, between API,
          Globe Newspaper Company and William O. Taylor.

 10.16 -API's Supplemental Executive Retirement Plan, as amended effective September 15, 1993.

 21      -Subsidiaries of the Company.