Form 10-Q
period 1994-03-31
NEW YORK TIMES CO
filed 1994-05-10
CIK 71691

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934.


  For Quarter Ended                                March 31, 1994
                                                -----------------
  Commission file number                             1-5837
                                                -----------------



                        THE NEW YORK TIMES COMPANY
                        --------------------------
          (Exact name of registrant as specified in its charter)


             NEW YORK                                 13-1102020
   -------------------------------              ---------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)



                 229 WEST 43RD STREET, NEW YORK, NEW YORK
                 ----------------------------------------
                 (Address of principal executive offices)

                                  10036
                               ------------
                                (Zip Code)


  Registrant's telephone number, including area code     212-556-1234
                                                         ------------



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
  Exchange Act of 1934 during the preceding 12 months, and (2) has been
  subject to such filing requirements for the past 90 days.  Yes  X     No     .
                                                                 -----     -----



  Number of shares of each class of the registrant's common stock outstanding as of March 31, 1994 (exclusive of treasury shares):


        Class A Common Stock           106,286,192 shares
        Class B Common Stock           430,181 shares

                                               THE NEW YORK TIMES COMPANY
                                               Form 10-Q
                                               March 31, 1994
                                               INDEX


  PART I.   FINANCIAL INFORMATION (Unaudited)                           Page
                                                                        ----

       Item 1.  Financial Statements:

            Condensed Consolidated Financial Statements

            Condensed Consolidated Statements of Income for the
              Three Months Ended March 31, 1994 and 1993   . . . . . .     3

            Condensed Consolidated Balance Sheets as of March 31,
              1994 and December 31, 1993   . . . . . . . . . . . . . .     4

            Condensed Consolidated Statements of Cash Flows for
              the Three Months Ended March 31, 1994 and 1993 . . . . .     6

            Notes to Condensed Consolidated Financial Statements . . .     7

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations:

            Segment Information    . . . . . . . . . . . . . . . . . .    10

            Results of Operations - First Quarter of 1994
              Compared with First Quarter of 1993  . . . . . . . . . .    12

            Liquidity and Capital Resources  . . . . . . . . . . . . .    14

  PART II. OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of
                  Security-Holders . . . . . . . . . . . . . . . . . .    16

  SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

                                              THE NEW YORK TIMES COMPANY
                                              Form 10-Q
                                              March 31, 1994
                                              PART I. FINANCIAL INFORMATION


 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
 (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                 1994          1993
                                                 ----          ----
                                       (Dollars and shares in thousands
                                            except per share data)
    Revenues
      Advertising                            $411,623      $313,528
      Circulation                             144,296       109,172
      Other                                    33,593        31,782
                                              -------       -------
       Total                                  589,512       454,482
                                              -------       -------

    Production Costs
      Raw Materials                            78,419        63,734
      Wages and Benefits                      132,032       101,144
      Other                                   112,930        94,534
                                              -------       -------
       Total                                  323,381       259,412

    Selling, General and Administrative
      Expenses                                222,979       163,997
                                              -------       -------
       Total                                  546,360       423,409
                                              -------       -------

    Operating Profit                           43,152        31,073

    Interest Expense, Net of Interest
      Income                                    8,666         5,220
                                              -------       -------

    Income Before Income Taxes and Equity in
      Operations of Forest Products Group      34,486        25,853

    Income Taxes                               16,721        12,823
                                              -------       -------

    Income Before Equity in Operations of
      Forest Products Group                    17,765        13,030

    Equity in Operations of Forest Products
      Group                                       (30)       (2,142)
                                              -------       -------

    Net Income                               $ 17,735      $ 10,888

    Average Number of Common Shares
      Outstanding                             106,856        79,734

    Per Share of Common Stock
      Net Income                                $ .17          $.14
      Cash Dividends                              .14           .14


          See notes to condensed consolidated financial statements.

                                                  THE NEW YORK TIMES COMPANY
                                                  Form 10-Q
                                                  March 31, 1994
                                                  PART I. FINANCIAL INFORMATION



     CONDENSED CONSOLIDATED BALANCE SHEETS
     (Unaudited)
                                              March 31,        December 31,
                                                   1994                1993
                                                   ----                ----
                                                   (Dollars in thousands)
ASSETS
Current Assets
  Cash and short-term investments . . .      $   65,045            $ 42,058
                                             ----------          ----------
Accounts receivable-net . . . . . . . .         274,305             264,218
                                             ----------          ----------
Inventories
  Newsprint and magazine paper  . . . .          40,133              38,691
  Work-in-process, etc  . . . . . . . .          10,154               8,580
                                             ----------          ----------

      Total inventories . . . . . . . .          50,287              47,271
                                             ----------          ----------

  Deferred subscription costs . . . . .          39,449              32,597
                                             ----------          ----------

  Other current assets  . . . . . . . .          49,731             107,009
                                             ----------          ----------

      Total current assets  . . . . . .         478,817             493,153
Other Assets

  Investment in forest products group .          75,218              76,020

   Property, plant and equipment (less
      accumulated depreciation of
      $591,998,000 in 1994 and
      $571,487,000 in 1993  . . . . . .       1,119,198           1,112,024

  Intangible assets acquired
    Cost in excess of net assets acquired
    (less accumulated amortization of
    $145,034,000 in 1994 and $136,442,000
    in 1993)  . . . . . . . . . . . . .       1,239,267           1,247,140

    Other intangible assets acquired
    (less accumulated amortization of
    $56,596,000 in 1994 and
    $53,564,000 in 1993)  . . . . . . .         169,075             173,813

  Miscellaneous assets  . . . . . . . .         112,334             113,054
                                             ----------          ----------

      TOTAL ASSETS  . . . . . . . . . .      $3,193,909          $3,215,204
                                             ==========          ==========

              See notes to condensed consolidated financial statements.
                                   (Continued) - 1

                                                  THE NEW YORK TIMES COMPANY
                                                  Form 10-Q
                                                  March 31, 1994
                                                  PART I. FINANCIAL INFORMATION



     CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
     (Unaudited)

                                          March 31,   December 31,
                                               1994           1993
                                               ----           ----
                                            (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable  . . . . . . . . . .    $123,443       $115,402
  Notes payable . . . . . . . . . . . .           -         62,340
  Payrolls  . . . . . . . . . . . . . .      70,615         71,256
  Accrued expenses  . . . . . . . . . .     187,516        171,515
  Unexpired subscriptions . . . . . . .     152,054        130,627
  Short-term debt . . . . . . . . . . .       2,678          2,590
                                            -------        -------

    Total current liabilities . . . . .     536,306        553,730
                                            -------        -------

Other Liabilities

  Long-term debt  . . . . . . . . . . .     413,446        413,581
  Capital lease obligations . . . . . .      45,945         46,482
  Deferred income taxes . . . . . . . .     198,200        196,875
  Other . . . . . . . . . . . . . . . .     402,795        403,869
                                            -------        -------

    Total other liabilities . . . . . .   1,060,386      1,060,807
                                         ----------      ---------

Equity Put Options  . . . . . . . . . .       2,198              -
                                            -------        -------

Stockholders' Equity

  Capital shares  . . . . . . . . . . .      12,623         12,609
  Additional capital  . . . . . . . . .     600,312        599,758
  Earnings reinvested in the business .   1,024,714      1,022,958
  Common stock held in treasury, at cost    (42,630)       (34,658)
                                            -------        -------

    Total stockholders' equity  . . . .   1,595,019      1,600,667
                                          ---------      ---------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY  . . . . . .  $3,193,909     $3,215,204
                                         ==========     ==========

              See notes to condensed consolidated financial statements.
                                   (Concluded) - 2

                                                  THE NEW YORK TIMES COMPANY
                                                  Form 10-Q
                                                  March 31, 1994
                                                  PART I. FINANCIAL INFORMATION



     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     (Unaudited)

                                                 Three Months Ended
                                                      March 31,
     CASH PROVIDED (USED):                      1994           1993
                                                ----           ----
                                               (Dollars in thousands)
   OPERATING ACTIVITIES
   Net income  . . . . . . . . . . . . . .   $ 17,735       $ 10,888

   Adjustments to reconcile net income to
     net cash provided by operating activities
     Depreciation and amortization . . . .     38,896         28,261
     Deferred income taxes . . . . . . . .      1,325         (4,928)
     Equity in operations of forest
     products group-net  . . . . . . . . .        195          2,577
     Other-net . . . . . . . . . . . . . .     28,669         (4,917)
                                              -------        -------
   Net cash provided by operating
     activities  . . . . . . . . . . . . .     86,820         31,881
                                              -------        -------

   INVESTING ACTIVITIES
   Net proceeds on sale of BPI
   Communications, L.P.  . . . . . . . . .     52,992              -
   Purchase of marketable securities . . .          -        (39,944)
   Additions to property, plant and
   equipment . . . . . . . . . . . . . . .   (29,302)        (13,847)
   Loans to former affiliate . . . . . . .    (3,000)         (5,000)
   Other-net . . . . . . . . . . . . . . .      (584)         (1,926)
                                              -------        -------
   Net cash provided by(used in)investing
     activities  . . . . . . . . . . . . .     20,106        (60,717)
                                              -------        -------

   FINANCING ACTIVITIES
   Short-term borrowings - net . . . . . .    (62,340)             -
   Long-term obligations and notes payable
     Reduction . . . . . . . . . . . . . .     (1,436)        (1,694)
   Capital Shares
     Issuance  . . . . . . . . . . . . . .        239            477
     Repurchase  . . . . . . . . . . . . .     (5,510)             -
   Dividends paid to stockholders  . . . .    (14,990)       (11,163)
   Other-net . . . . . . . . . . . . . . .         98             -
                                              -------        -------
   Net cash used in financing activities .    (83,939)       (12,380)
                                              -------        -------
   Increase (Decrease) in Cash and short-
     term investments  . . . . . . . . . .     22,987        (41,216)
   Cash and short-term investments at the
   beginning of the year . . . . . . . . .     42,058        118,503
   Cash and short-term investments at the     -------        -------
     end of the quarter  . . . . . . . . .    $65,045        $77,287
                                              =======        =======

              See notes to condensed consolidated financial statements.

                                              THE NEW YORK TIMES COMPANY
                                              Form 10-Q
                                              March 31, 1994
                                              PART I. FINANCIAL INFORMATION




 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 1.  General

          a. Results for the interim periods should not be considered as indicative of results for a full year.

          b. The information furnished, in the opinion of management, reflects all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of results for the interim periods presented.

          c.    The 1994 amounts are subject to year-end audit.

 2.  Income Taxes

      For the three months ended March 31, 1994 and 1993, income tax expense includes the reversal of deferred income taxes of $5,221,000 and $5,383,000 respectively. The principal reasons for the variance between the effective tax rate on income before income taxes and equity in operations of Forest Products Group and the Federal statutory rate (exclusive of the effects of the Company's interest in Madison Paper Industries ("Madison"), a partnership) are state and local taxes and the amortization of certain intangible assets acquired.

      Equity in operations of Forest Products Group includes the income tax effects of the Company's interest in Madison and its equity in the operations of Canadian forest products companies. For the three months ended March 31, 1994 and 1993, income tax benefit included in equity in operations was $36,000 and $519,000 respectively . The Company's consolidated Federal income tax return includes the Company's interest in Madison.

 3.  Earnings Per Share

      The computation of earnings per share data is not separately disclosed as such computation can be clearly determined from the Condensed
 Consolidated Statements of Income.

 4.  Cash and Short-Term Investments

      For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company has overdraft positions at certain banks caused by outstanding checks. These overdrafts have been reclassified to accounts payable.

      For the three-month periods ended March 31, 1994 and 1993, the Company made cash payments for interest (net of amounts capitalized) totaling $13,847,000 and $1,884,000 respectively. Cash payments for income taxes for the three-month periods ended March 31, 1994 and 1993 totaled $5,295,000 and $5,729,000 respectively.

                                          THE NEW YORK TIMES COMPANY
                                          Form 10-Q
                                          March 31, 1994
                                          PART I. FINANCIAL INFORMATION









 NOTES TO CONDENSED CONSOLIDATED
 FINANCIAL STATEMENTS (Continued)


 5.  Capital Investment Projects

      In December 1993 the Company and the City of New York executed a lease agreement and related agreements, under which the Company will lease 31 acres of City-owned land in Queens, New York, on which The Times plans to build a state-of-the-art printing and distribution facility. The Company's preliminary estimate is that the cost of the new facility will be approximately $280,000,000 with construction to begin in the summer of 1994 and completion expected in 1997. The lease will continue for 25 years after the start of construction with an option to ultimately purchase the property. Construction of the facility is subject to approval of the Company's Board of Directors.

 6.  Staff Reductions and Union Negotiations

      In April, The Newspaper Guild of New York ratified a collective bargaining agreement, which extends to the year 2000 and is the final in a series of long-term agreements reached with all of the major unions at The Times over the past two years. These agreements encompass wages, benefits, job security and other incentives. The agreements extend to all of The Times's current production and distribution facilities and to any new facilities which the Company might utilize.

      In connection with these agreements and additional white-collar staff reductions for non-union employees, the Company recorded pre-tax charges ($35,400,000, or $.23 per share, in 1993, $28,000,000, or $.20 per share, in 1992 and $30,000,000, or $.22 per share, in 1989) for severance and related costs for staff reductions at The Times.

      At March 31, 1994 and December 31, 1993, approximately $38,300,000 and $40,000,000, respectively, are included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid balance of these pre-tax charges.

 7.  Acquisition

      On October 1, 1993, pursuant to an Agreement and Plan of Merger dated June 11, 1993, as amended as of August 12, 1993 (the "Merger Agreement"), a wholly-owned subsidiary of the Company was merged with Affiliated Publications, Inc. the parent company of The Boston Globe ("The Globe"), which became a wholly-owned subsidiary of the Company.


      Pro forma operating results for the three months ended March 31, 1993 had the merger occurred at the beginning of that period are as follows: revenues of $556,819,000; net income of $8,844,000; and net income per share of $.08. This is not necessarily indicative of the combined results that would have occurred had the merger taken place at the beginning of that period, nor necessarily indicative of results that may be obtained in the future.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1994
                                             PART I. FINANCIAL INFORMATION




NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS(Concluded)

8.  Stock Repurchase Program

     On October 21, 1993, the Company announced authorized expenditures of up to $150,000,000 for repurchases of its Class A Common Stock. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. To date, the Company has repurchased approximately 601,000 shares of its Class A Common Stock at an average price of $27.13 per share.

9.  Equity Put Options

     In addition to the Company's stock repurchase program (see Note 8), the Company has sold put options in a series of private placements that entitle the holder, upon exercise, to sell one share of Class A Common Stock to the Company at a specified price. The equity put option balance on the accompanying condensed consolidated balance sheet at March 31, 1994, is the purchase price for 80,000 Class A Common Shares that the Company would be obligated to pay if all the options were exercised. The proceeds from the issuance of the put options ($98,000 as of March 31, 1994 and $500,000 to date) are accounted for as additional paid-in capital.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1994
                                             PART I. FINANCIAL INFORMATION




MANAGEMENT'S DISCUSSION AND ANALYSIS (Unaudited)
- - ------------------------------------------------

Segment Information
- - -------------------

                                                 Three Months Ended
                                                     March 31,
                                                 1994          1993
                                                 ----          ----
                                             (Dollars in thousands)
   REVENUES
   Newspapers  . . . . . . . . . . . . . .   $468,924      $339,421
   Magazines . . . . . . . . . . . . . . .     96,466        94,955
   Broadcasting/Information Services . . .     24,122        20,106
                                              -------       -------
   Total . . . . . . . . . . . . . . . . .   $589,512      $454,482
                                             ========      ========

   OPERATING PROFIT (LOSS)
   Newspapers  . . . . . . . . . . . . . .    $45,072       $28,617
   Magazines . . . . . . . . . . . . . . .        166         3,226
   Broadcasting/Information Services . . .      4,071         3,632
   Unallocated Corporate Expenses  . . . .     (6,157)       (4,402)
                                               ------        ------
   Total . . . . . . . . . . . . . . . . .     43,152        31,073

   INTEREST EXPENSE, NET OF INTEREST INCOME     8,666         5,220
                                               ------       -------

   INCOME BEFORE INCOME TAXES AND EQUITY IN
     OPERATIONS OF FOREST PRODUCTS GROUP .     34,486        25,853

   INCOME TAXES  . . . . . . . . . . . . .     16,721        12,823
                                               ------       -------

   INCOME BEFORE EQUITY IN OPERATIONS
     OF FOREST PRODUCTS GROUP  . . . . . .     17,765        13,030

   EQUITY IN OPERATIONS OF FOREST PRODUCTS        (30)       (2,142)
     GROUP . . . . . . . . . . . . . . . .
                                               ------       -------
   NET INCOME  . . . . . . . . . . . . . .    $17,735       $10,888
                                              =======       =======

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1994
                                             PART I. FINANCIAL INFORMATION




MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)
- - --------------------------------------------------

Segment Information
- - -------------------

                                                Three Months Ended
                                                     March 31,
                                                 1994         1993
                                                 ----         ----
                                            (Dollars in thousands)
   DEPRECIATION AND AMORTIZATION
   Newspapers                                 $33,006       $20,826
   Magazines                                    3,265         4,657
   Broadcasting/Information Services            2,470         2,635
   Corporate                                      155           143
                                              -------       -------
   Total                                      $38,896       $28,261
                                              =======       =======

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1994
                                             PART I. FINANCIAL INFORMATION




MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)
- - --------------------------------------------------

     The Company's largest source of revenues is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first quarter. Advertising volume tends to be the lowest in the third quarter primarily because of the summer slow-down in many areas of economic activity. In addition, quarterly trends are affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

Results of Operations - First Quarter of 1994
- - ----------------------------------------------
Compared with First Quarter of 1993
- - -----------------------------------

     The Company reported first-quarter net income of $17.7 million, or $.17 per share, compared with net income of $10.9 million, or $.14 per
share, in 1993.   The higher 1994 net income was principally due to
increases in advertising and circulation revenues at The New York Times ("The Times") and the Regional Newspaper Group, which were partially offset by softness in advertising at the Company's magazines. The 1994 per share amount was also affected by dilution from the October 1, 1993 acquisition of The Boston Globe ("The Globe"). Results for 1993 were adversely affected by $3.7 million pre-tax ($.02 per share) due to a March snowstorm, which disrupted delivery of The Times.

     Consolidated revenues for the 1994 first quarter increased to $589.5 million compared with $454.5 million for the first quarter of 1993, due principally to the inclusion of The Globe, although revenues at The Times, Regional Newspapers and other operating groups also increased. The Company's costs and expenses rose to $546.4 million from $423.4 due to the inclusion of Globe operations and acquisition amortization and higher wages and benefits costs throughout the Company.

     For the first quarter of 1994 the Company's operating profit rose to $43.2 million from $31.1 million in the 1993 first quarter, and operating profit before depreciation and amortization rose significantly to $82.0 million from $59.3 million in the 1993 quarter. Improved operating performances at The Times and Regional Newspapers and the contribution from The Globe principally accounted for the higher results. The Company anticipates that depreciation and amortization will approximate $160 million for the year 1994 as compared with $129 million in 1993.

     Interest expense, net of interest income, rose to $8.7 million in the 1994 first quarter from $5.2 million last year due principally to borrowings incurred in connection with the Company's stock repurchase programs and the acquisition of The Globe. Since the inception of the stock repurchase programs in June of 1993, the Company has expended approximately $270.8 million and repurchased 10.8 million shares.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1994
                                             PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
- - ------------------------------------------------


     The Company's 1994 effective income tax rate was 48.5 percent compared with 49.6 percent in the 1993 first quarter. Increased nondeductible amortization of intangible assets (resulting from The Globe acquisition in October 1993) and a higher federal statutory tax rate increased the tax rate. However, more than offsetting these factors was a reduction of the proportion of such nondeductible amortization to pre-tax accounting income in 1994 as compared with 1993.

     A discussion of the operating results of the Company's segments and equity interests follows:

     Operating profit of the Newspaper Group was $45.1 million compared with $32.3 million in 1993, excluding the impact of the March 1993 snowstorm, on revenues of $468.9 million and $339.4 million respectively. The improved operating performance is due to a combination of higher advertising and circulation revenues, cost controls and the inclusion of The Globe in the 1994 quarter. The increase in revenues was principally due to inclusion of The Globe, although revenues at The Times and Regional Newspapers also increased.

     Advertising volume at The Times for the first quarter of 1994 was 856,500 inches, up 2.8 percent over the 1993 quarter. The retail, national, classified and zoned categories each showed gains, and preprint
distribution was up 3.4 percent.   Average circulation of The Times for the
six months ended March 31, 1994, as reported to the Audit Bureau of Circulation ("ABC"), was 1,188,000 copies on weekdays, down 42,200 copies from the same 1993 period and 1,767,800 copies on Sundays, down 44,700 copies.

     At The Globe, advertising volume was 656,600 inches for the 1994 first quarter, up 7.4 percent over the 1993 first quarter. As with The Times, ad volume increased in all categories and preprint distribution also increased by 13.4 percent. Average circulation for the six months ended March 31, 1994, as reported to ABC, was 500,300 copies weekdays, down 4,500 copies and 815,300 copies Sundays, up 3,900 copies.

     At the 28 regional newspapers that were in the Group for the entire 1994 and 1993 periods, advertising inches for the first quarter increased to 3.9 million inches, up 3.1 percent. The retail category was flat when compared with the 1993 first quarter, but the national, legal and classified categories all increased and preprint distribution was up 7.5 percent. For the six months ended March 31, 1994, average circulation for the same 28 newspapers as reported to ABC was 874,400 copies on weekdays, down 5,300 copies, and 878,200 copies on Sunday, up 600 copies. Circulation was 55,000 copies for the nondailies, down 2,100 copies.

     The circulation numbers throughout the Newspaper Group were adversely affected by several factors which included newsstand and home delivery price increases, the harsh 1994 winter and the strength of circulation during the comparable 1993 ABC period, which included the 1992 Presidential election.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1994
                                             PART I. FINANCIAL INFORMATION



MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)
- - --------------------------------------------------


     The Magazine Group had first-quarter operating profit of $0.2 million in 1994 compared with $3.2 million in 1993 on revenues of $96.5 million and $95.0 million respectively. Exclusive of the amortization associated with the McCall's and Golf World (U.S.) acquisitions, the Group's first-quarter operating profit was $2.0 million in 1994 compared with $6.5 million in 1993's first quarter. Lower ad pages and the timing of certain promotion costs in the Company's Sports/Leisure Magazines as well as continuing softness in advertising in the consumer packaged goods category in the Women's Magazines affected the Group's quarterly comparisons.

     The Broadcasting/Information Services Group operating profit was $4.1 million compared with $3.6 million in the 1993 first quarter, on revenues of $24.1 million and $20.1 million respectively. Higher advertising revenues at the Company's broadcasting properties accounted for the improved results.

     Equity in operations (an after-tax amount) of the Forest Products Group for the first quarter of 1994 was break-even compared with a loss of $2.1 million in the 1993 quarter. The improvement resulted principally from the fact that the Company no longer records the operating losses for one of its mills as a result of a fourth quarter 1993 write-down of its investment in this Group. The amount of excess capacity in the industry has begun to diminish but there is still oversupply in the market. While some of the previously announced March 1, 1994, newsprint price increase has taken effect, it is too early to predict whether it will be fully realized.

Liquidity and Capital Resources
- - -------------------------------

     Net cash provided by operating activities of $86.8 million increased significantly over the 1993 first-quarter amount of $31.9 million.
Stronger operations throughout the Company and the inclusion of The Globe contributed to the increase. Such cash was used primarily to modernize facilities and equipment, to pay dividends to stockholders, to repurchase shares of the Company's Class A Common Stock and to reduce short-term borrowings. The ratio of current assets to current liabilities was .89 at both March 31, 1994 and December 31, 1993, and long-term debt and capital lease obligations as a percentage of total capitalization was 22 percent at both March 31, 1994 and December 31, 1993.

     In October 1993, the Company announced authorized expenditures of up to $150.0 million for repurchases of its Class A Common Stock. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. To date, the Company has repurchased approximately 601,000 shares of its Class A Common Stock at an average price of $27.13 per share under this program.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1994
                                             PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Concluded)
- - ------------------------------------------------


     In December 1993 the Company and the City of New York executed a lease agreement and related agreements, under which the Company will lease 31 acres of City-owned land in Queens, New York, on which The Times plans to build a state-of-the-art printing and distribution facility. The Company's preliminary estimate is that the cost of the new facility will be approximately $280.0 million with construction to begin in the summer of 1994 and completion expected in 1997. Construction of the facility is subject to approval of the Company's Board of Directors.

     The Company currently estimates that, exclusive of the Queens facility, capital expenditures for 1994 will range from $90.0 million to $110.0 million.

     In connection with the 1991 divestiture of a jointly-owned affiliate, Spruce Falls Power and Paper Company, Limited, the Company committed to lend up to $26.5 million (C$30.0 million) to the new owners of the mill. Such loans will take place over a five-year period ending December 1996. To date, the Company has loaned approximately U.S. $23.5 million under the commitment.

     In October 1993 the Company issued notes totaling $200.0 million to an insurance company with interest payable semi-annually. $100.0 million of five-year notes were issued at a rate of 5.50 percent, and the remaining $100.0 million were issued as six and one-half year notes at a rate of 5.77 percent.

     In connection with the previously announced fourth-quarter 1993 charges totaling $35.4 million for staff reductions (see Note 6), the Company currently anticipates that the staff reductions and related expenditures will occur during 1994 and that the amounts of these charges will be recovered through reduced costs over a two-year period. The charges cover approximately 300 employees with an average annual wage and benefit cost of $110,000 per employee. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund the amounts through internally generated funds. Through March 31, 1994, approximately $3.4 million has been expended in connection with these charges.

     In January 1994 a definitive agreement was reached regarding the sale of a partnership (BPI Communications, L.P.) in which the Company had a one-third interest. In February 1994, the Company received approximately $53.0 million, which was primarily utilized to repay notes payable, which totaled $62.3 million at December 31, 1993.

     In addition to cash provided from operating activities, the Company has several established sources for future liquidity purposes, including several revolving credit and term loan agreements. At March 31, 1994, $150.0 million was available for borrowing by the Company under these agreements. The Company anticipates that during 1994 cash for operating, investing and financing activities will continue to come from a combination of internally generated funds and external financing.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1994
                                             PART I. FINANCIAL INFORMATION




Item 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------
     (a)  The Company's annual meeting of stockholders was held on April
          19, 1994.

     (c)  The following matters were voted on at the annual meeting:

     1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The result of the vote taken was as follows:

                                           For         Withheld
                                        ----------     --------
          Class A Directors:
          Louis V. Gerstner, Jr.        92,388,967     345,498
          A. Leon Higginbotham, Jr.     92,406,945     327,520
          Robert A. Lawrence            92,400,967     333,498
          Charles H. Price II           92,411,644     322,821
          Donald M. Stewart             92,416,315     318,150


          Class B Directors:
          John F. Akers                    403,572           0
          Richard L. Gelb                  403,572           0
          Marian S. Heiskell               403,572           0
          Ruth S. Holmberg                 403,572           0
          Walter E. Mattson                403,572           0
          George B. Munroe                 403,572           0
          George L. Shinn                  403,572           0
          Arthur Ochs Sulzberger           403,572           0
          Judith P. Sulzberger             403,572           0
          William O. Taylor                403,572           0
          Cyrus R. Vance                   403,572           0

     2. The stockholders (with Class A and Class B stockholders voting together) approved the amendment of the Company's Employee Stock Purchase Plan, approved by the stockholders of the Company on April 22, 1969, and amended on April 20, 1971, April 26, 1977, April 21, 1981, April 24, 1984
and April 18, 1989, to increase the number of shares sold thereunder by an additional 6,000,000. The result of the vote taken was as follows:

          For                                       76,971,836
          Against                                    8,169,440
          Abstain                                      322,508
          Total Against and Abstain*                 8,491,948
          Broker Non-Votes                           7,674,253




- - --------------------

  * An abstention vote had the same effect as a vote against this matter.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1994
                                             PART II. OTHER INFORMATION



     3. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche, independent certified public accountants, as auditors of the Company for the year ending December 31, 1994. The result of the vote taken was as follows:

          For                                      92,713,027
          Against                                     231,236
          Abstain                                     193,773
          Total Against and Abstain*                  425,009







































- - --------------------

  * An abstention vote had the same effect as a vote against this matter.

                                              THE NEW YORK TIMES COMPANY
                                              Form 10-Q
                                              March 31, 1994
                                              SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE NEW YORK TIMES COMPANY
                                             --------------------------
                                                    (Registrant)


 Date:  May 10, 1994                              /s/ D. L.  Gorham
        ------------                         --------------------------
                                                    (Signature)
                                                  David L. Gorham
                                             Senior Vice President and
                                              Chief Financial Officer