Form 10-Q
period 1994-06-30
NEW YORK TIMES CO
filed 1994-08-10
CIK 71691

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.



For Quarter Ended                                               June 30, 1994
                                                                -------------

Commission file number                                              1-5837
                                                                -------------




                           THE NEW YORK TIMES COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)


             NEW YORK                                            13-1102020
  -------------------------------                           -------------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)





                    229 WEST 43RD STREET, NEW YORK, NEW YORK
                    ----------------------------------------
                    (Address of principal executive offices)

                                        10036
                                     ----------
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
                            ---      ---

Number of shares of each class of the registrant's common stock outstanding as of June 30, 1994 (exclusive of treasury shares):


            Class A Common Stock                104,943,313 shares
            Class B Common Stock                    430,178 shares

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   INDEX


PART I.   FINANCIAL INFORMATION (Unaudited)                                 Page

   Item 1.   Financial Statements:

             Condensed Consolidated Financial Statements

             Condensed Consolidated Statements of Income for the Three
                  and Six Months Ended June 30, 1994 and 1993                3

             Condensed Consolidated Balance Sheets as of June 30, 1994
                  and December 31, 1993                                      4

             Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1994 and 1993                    6

             Notes to Condensed Consolidated Financial Statements            7

   Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations:

             Segment Information                                            11

             Results of Operations - Second Quarter of 1994
                  Compared with Second Quarter of 1993                      13

             Results of Operations - Six Months of 1994
                  Compared with Six Months of 1993                          15

             Liquidity and Capital Resources                                17

PART II.    OTHER INFORMATION

   Item 5.   Other Information                                              19

   Item 6.   Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                                  21

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                      1994            1993                1994           1993
                                                      ----            ----                ----           ----
                                                                   (Dollars and shares in thousands
                                                                        except per share data)
Revenues
   Advertising                                    $ 444,849         $  335,492      $  856,472        $  649,020
   Circulation                                      151,848            111,777         296,144           220,949
   Other                                             38,832             36,283          72,425            68,065
                                                  ---------         ----------      ----------        ----------
       Total                                        635,529            483,552       1,225,041           938,034
                                                  ---------         ----------      ----------        ----------

Production Costs
   Raw Materials                                     80,451             67,472         158,870           131,206
   Wages and Benefits                               133,665            100,112         265,697           201,256
   Other                                            117,582             98,570         230,512           193,104
                                                  ---------         ----------      ----------        ----------
       Total                                        331,698            266,154         655,079           525,566
Selling, General and Administrative Expenses        230,421            168,481         453,400           332,478
                                                  ---------         ----------      ----------        ----------

       Total                                        562,119            434,635       1,108,479           858,044
                                                  ---------         ----------      ----------        ----------

Operating Profit                                     73,410             48,917         116,562            79,990

Interest Expense, Net of Interest Income              8,027              5,151          16,693            10,371
                                                  ---------         ----------      ----------        ----------

Income Before Income Taxes and Equity in
  Operations of Forest Products Group                65,383             43,766          99,869            69,619

Income Taxes                                         31,416             20,851          48,137            33,674
                                                  ---------         ----------      ----------        ----------

Income Before Equity in Operations of Forest
  Products Group                                     33,967             22,915          51,732            35,945

Equity in Operations of Forest Products Group           330               (526)            300            (2,668)
                                                  ---------         ----------      ----------        ----------

Net Income                                       $   34,297        $    22,389     $    52,032       $    33,277
                                                 ==========        ===========     ===========       ===========

Average Number of Common Shares Outstanding         106,345             79,721         106,600            79,727

Per Share of Common Stock
  Net Income                                           $.32               $.28            $.49              $.42
  Cash Dividends                                        .14                .14             .28               .28

            See notes to condensed consolidated financial statements.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                       June 30,             December 31,
                                                                                          1994                     1993
                                                                                       --------             ------------
                                                                                              (Dollars in thousands)
ASSETS

Current Assets

   Cash and short-term investments                                                $        64,887         $       42,058
                                                                                  ---------------         --------------

   Accounts receivable-net                                                                245,284                264,218
                                                                                  ---------------         --------------

   Inventories
       Newsprint and magazine paper                                                        21,870                 38,691
       Work-in-process, etc.                                                                5,148                  8,580
                                                                                  ---------------         --------------

            Total inventories                                                              27,018                 47,271
                                                                                  ---------------         --------------

   Other current assets                                                                    91,884                139,606
                                                                                  ---------------         --------------

            Total current assets                                                          429,073                493,153

Other Assets

   Investment in forest products group                                                     75,876                 76,020

   Property, plant and equipment (less accumulated
       depreciation of $615,719,000 in 1994 and
       $571,487,000 in 1993)                                                            1,092,376              1,112,024

   Intangible assets acquired
       Cost in excess of net assets acquired (less
       accumulated amortization of $148,908,000
       in 1994 and $136,442,000 in 1993)                                                1,221,958              1,247,140

       Other intangible assets acquired (less
       accumulated amortization of $3,863,000
       in 1994 and $53,564,000 in 1993)                                                   156,883                173,813

   Miscellaneous assets                                                                   110,588                113,054
                                                                                  ---------------         --------------

            TOTAL ASSETS                                                          $     3,086,754         $    3,215,204
                                                                                  ===============         ==============

            See notes to condensed consolidated financial statements.
                                 (Continued) - 1

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Unaudited)

                                                                                     June 30,            December 31,
                                                                                        1994                    1993
                                                                                     --------            ------------
                                                                                        (Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Accounts payable                                                            $       127,284           $      115,402
   Notes payable                                                                             -                   62,340
   Payrolls                                                                             73,554                   71,256
   Accrued expenses                                                                    190,462                  171,515
   Unexpired subscriptions                                                              71,173                  130,627
   Short-term debt                                                                      52,719                    2,590
                                                                               ---------------           --------------

       Total current liabilities                                                       515,192                  553,730
                                                                               ---------------           --------------

Other Liabilities

   Long-term debt                                                                      363,338                  413,581
   Capital lease obligations                                                            50,491                   46,482
   Deferred income taxes                                                               191,335                  196,875
   Other                                                                               382,865                  403,869
                                                                               ---------------           --------------

       Total other liabilities                                                         988,029                1,060,807
                                                                               ---------------           --------------

Equity Put Options                                                                      20,683                        -
                                                                               ---------------           --------------

Stockholders' Equity

   Capital shares                                                                       12,630                   12,609
   Additional capital                                                                  583,653                  599,758
   Earnings reinvested in the business                                               1,044,103                1,022,958
   Common stock held in treasury, at cost                                              (77,536)                 (34,658)
                                                                               ---------------           --------------

       Total stockholders' equity                                                    1,562,850                1,600,667
                                                                               ---------------           --------------

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                                               $     3,086,754           $    3,215,204
                                                                               ===============           ==============


            See notes to condensed consolidated financial statements.

                                 (Concluded) - 2

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                   Six Months Ended
                                                                                                       June 30,
CASH PROVIDED (USED):                                                                          1994                 1993
                                                                                               ----                 ----
                                                                                                (Dollars in thousands)
OPERATING ACTIVITIES

Net income                                                                               $     52,032           $     33,277

Adjustments to reconcile net income to net cash provided by operating activities

     Depreciation and amortization                                                             77,679                 57,271
     Deferred income taxes                                                                     (5,540)                (2,611)
     Equity in operations of forest products group-net                                             (2)                 3,064
     Other-net                                                                                 27,139                (12,988)
                                                                                         ------------           ------------

Net cash provided by operating activities                                                     151,308                 78,013
                                                                                         ------------           ------------

INVESTING ACTIVITIES

Net proceeds on sale of BPI Communications, L.P.                                               52,992                      -
Purchases of marketable securities                                                                  -                (65,077)
Proceeds from sales of marketable securities                                                        -                 21,974
Additions to property, plant and equipment                                                    (63,057)               (36,608)
Loans to former affiliate                                                                      (5,954)               (10,000)
Other-net                                                                                       5,735                 (2,595)
                                                                                         ------------           ------------

Net cash used in investing activities                                                         (10,284)               (92,306)
                                                                                         ------------           ------------

FINANCING ACTIVITIES

Short-term borrowings - net                                                                   (62,340)                     -
Long-term obligations and notes payable
     Reduction                                                                                 (2,649)                (2,902)
Capital Shares
     Issuance                                                                                   1,193                    790
     Repurchase                                                                               (25,390)                     -
Dividends paid to stockholders                                                                (29,907)               (22,358)
  Other-net                                                                                       898                      -
                                                                                         ------------           ------------

Net cash used in financing activities                                                        (118,195)               (24,470)
                                                                                         ------------           ------------

Increase (Decrease) in Cash and short-term investments                                         22,829                (38,763)

Cash and short-term investments at the beginning of the year                                   42,058                118,503
                                                                                         ------------           ------------
Cash and short-term investments at the end of the quarter                                $     64,887           $     79,740
                                                                                         ============           ============

            See notes to condensed consolidated financial statements.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION


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

2.     Income Taxes
          For the three and six months ended June 30, 1994, income tax expense includes the reversal of deferred income taxes of $4,906,000 and $10,127,000 respectively. For the comparable 1993 periods, income taxes include $2,754,000 of deferred income tax expense and $2,629,000 of deferred income tax benefit, respectively. The principal reasons for the variance between the effective tax rate on income before income taxes and equity in operations of Forest Products Group and the Federal statutory rate (exclusive of the effects of the Company's interest in Madison Paper Industries ("Madison"), a partnership) are state and local taxes and the amortization of certain intangible assets acquired.
          Equity in operations of Forest Products Group includes the income tax effects of the Company's interest in Madison and its equity in the operations of Canadian forest products companies. For the three and six months ended June 30, 1994, income tax expense included in equity in operations was $44,000 and $8,000 respectively. For the comparable 1993 periods, income tax benefit included in equity in operations was $98,000 and $617,000, respectively. The Company's consolidated Federal income tax return includes the Company's interest in Madison.

3.     Earnings Per Share
          The computation of earnings per share data is not separately disclosed as such computation can be clearly determined from the Condensed Consolidated Statements of Income.

4.     Cash and Short-Term Investments
          For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company has overdraft positions at certain banks caused by outstanding checks. These overdrafts, including $14,945,000 related to repurchases of the Company's stock (see Note 9), have been reclassified to accounts payable.
          For the six-month periods ended June 30, 1994 and 1993, the Company made cash payments for interest (net of amounts capitalized) totaling $20,278,000 and $12,118,000 respectively. Cash payments for income taxes for the six-month periods ended June 30, 1994 and 1993 totaled $39,355,000 and $26,847,000 respectively.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION


NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)


5.     Capital Investment Projects
          In December 1993 the Company and the City of New York executed a 25-year lease and related agreements, under which the Company will lease 31 acres of City-owned land in Queens, New York, on which The New York Times ("The Times") will build a state-of-the-art production and distribution facility. Conditions stipulated under the lease were met in June 1994 and accordingly a capital lease of $5,000,000 was recorded at such time.
          In July 1994, the Company's Board of Directors approved the construction of the new facility which will allow for later news deadlines and provide color and inserting capability for the daily newspaper. The cost of the new facility, excluding capitalized interest currently projected to be $45,000,000, is estimated to be $315,000,000.
          Construction of the facility is scheduled to begin in August 1994 with completion anticipated by late 1997. The new facility will replace The Times's Manhattan production and distribution facility. Business and news operations will remain at the Manhattan building. No write-down is anticipated as a result of the discontinuance of production at the Manhattan facility.

6.     Staff Reductions and Union Negotiations
          In April 1994 The Newspaper Guild of New York ratified a collective bargaining agreement which extends to the year 2000, and is the final in a series of long-term agreements reached with all of the major unions at The Times. These agreements encompass wages, benefits, job security and other incentives. The agreements extend to all of The Times's current production and distribution facilities and to any new facilities (see Note 5) which the Company might utilize.
          In connection with these agreements and additional white-collar staff reductions for non-union employees, the Company recorded pre-tax charges ($35,400,000, or $.23 per share, in 1993, $28,000,000, or $.20 per share, in
1992, $20,000,000, or $.15 per share in 1991, and $30,000,000, or $.22 per share, in 1989) for severance and related costs for staff reductions at The
Times.
          At June 30, 1994 and December 31, 1993, approximately $33,500,000 and $40,000,000, respectively, are included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid balance of these pre-tax charges.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)


7.     Disposition/Acquisition
          On July 26, 1994, pursuant to an Asset Purchase Agreement dated as of June 17, 1994 (the "Agreement") the Company completed the sale of its Women's Magazines Division. In connection with the Agreement, the Company also entered into a non-competition agreement (the "Non-Compete") for a four-year period commencing on July 26, 1994. The amount of the Non-Compete of $40,000,000 will be amortized on a straight-line basis over the four-year period. The net after-tax proceeds from the sale, inclusive of the Non-Compete, of approximately $150,000,000 will be used for various corporate purposes, including the repayment of existing debt and the repurchase of the Company's Class A Common Stock. As a result of this transaction, the Company anticipates a gain in the range of $.95 to $1.05 per share which will be recorded in the third quarter. The net assets of this transaction are $30,174,000 and are included in other current assets on the accompanying June 30, 1994 Condensed Consolidated Balance Sheet.
          On October 1, 1993, pursuant to an Agreement and Plan of Merger dated June 11, 1993, as amended as of August 12, 1993, a wholly-owned subsidiary of the Company was merged with Affiliated Publications, Inc. the parent company of The Boston Globe ("The Globe"), which became a wholly-owned subsidiary of the Company.
          Pro forma operating results for the six months ended June 30, 1993, had The Globe merger occurred at the beginning of that period are as follows: revenues of $1,150,796,000; net income of $33,492,000; and net income per share of $.29.
          Pro forma operating results for the six months ended June 30, 1994, had the Women's Magazines Division sale occurred as of January 1, 1993, are as follows: revenues of $1,104,687,000; net income of $59,242,000; and net income per share of $.56.
          Pro forma operating results for the six months ended June 30, 1993, had the Women's Magazines Division sale and The Globe merger occurred at the beginning of that period are as follows: revenues of $1,038,666,000; net income of $41,536,000; and net income per share of $.36.
          The above pro forma results are not necessarily indicative of the results of operations that might have occurred had the sale and the merger taken place at the beginning of the respective periods, nor necessarily indicative of the results that may be obtained in the future. The estimated gain on the sale is not included in the above pro forma operating results.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Concluded)

8.     Debt
          At June 30, 1994, the Company classified approximately $112,300,000 of notes due in April 1995 as long-term debt. The Company intends to refinance these obligations for a period of at least one year through either the issuance of long-term debt or borrowings supported by the Company's existing revolving credit and term loan agreements.
          In June 1994, the Company entered into an additional $50,000,000 revolving credit agreement with a bank. The agreement expires in June 1995, at which time, then outstanding borrowings would be payable. The agreement permits borrowings which bear interest, at the Company's option, (i) for domestic borrowings: at the Federal funds rate, or a quoted rate; or (ii) for Eurodollar borrowings: based on the London interbank rate. Borrowings under these agreements may be prepaid without penalty. No borrowings under the above agreement or any of the Company's other revolving credit agreements were outstanding during 1994.
          In connection with the acquisition of The Globe, the Company assumed $50,000,000 of 9.34 percent fixed rate notes which mature in July 1995 and an interest rate swap agreement which converts the fixed rate to a variable rate that is semi-annually indexed to the six-month LIBOR rate. During the 1994 second quarter, the Company's effective interest rate on these unsecured notes was 6.95 percent.

9.     Stock Repurchase Program
          On October 21, 1993, the Company announced authorized expenditures of up to $150,000,000 for repurchases of its Class A Common Stock. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. As of August 9, 1994, the Company has repurchased approximately 2,455,000 shares of its Class A Common Stock at an average price of $25.17 per share.

10.    Equity Put Options
          In addition to the Company's stock repurchase program (see Note 9), beginning March 1994 the Company sold put options in a series of private placements that entitle the holder, upon exercise, to sell one share of Class A Common Stock to the Company at a specified price. The equity put option amount of $20,683,000 shown on the accompanying Condensed Consolidated Balance Sheet at June 30, 1994, represents the purchase price for 820,000 Class A Common Shares that the Company would be obligated to pay if all the options were exercised. The proceeds from the sale of put options ($898,000 for the period ended June 30, 1994) are accounted for as additional paid-in capital.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Unaudited)

Segment Information

                                                                        Three Months Ended                 Six Months Ended
                                                                             June 30,                         June 30,
                                                                        1994           1993             1994              1993
                                                                        ----           ----             ----              ----
                                                                                        (Dollars in thousands)
REVENUES

Newspapers                                                          $ 498,630        $ 356,827       $   967,554        $  696,248
Magazines                                                             108,885          104,255           205,351           199,210
Broadcasting/Information Services                                      28,014           22,470            52,136            42,576
                                                                    ---------        ---------       -----------        ----------
Total                                                               $ 635,529        $ 483,552        $1,225,041        $  938,034
                                                                    =========        =========       ===========        ==========

OPERATING PROFIT (LOSS)

Newspapers                                                         $   62,844       $   41,766        $  107,916       $    70,383
Magazines                                                              10,014            4,886            10,180             8,112
Broadcasting/Information Services                                       7,656            5,674            11,727             9,306
Unallocated Corporate Expenses                                         (7,104)          (3,409)          (13,261)           (7,811)
                                                                    ---------        ---------       -----------        ----------
Total                                                                  73,410           48,917           116,562            79,990

INTEREST EXPENSE, NET
  OF INTEREST INCOME                                                    8,027            5,151            16,693            10,371
                                                                    ---------        ---------       -----------        ----------

INCOME BEFORE INCOME TAXES AND
  EQUITY IN OPERATIONS OF
  FOREST PRODUCTS GROUP                                                65,383           43,766            99,869            69,619

INCOME TAXES                                                           31,416           20,851            48,137            33,674
                                                                    ---------        ---------       -----------        ----------

INCOME BEFORE EQUITY IN OPERATIONS
  OF FOREST PRODUCTS GROUP                                             33,967           22,915            51,732            35,945

EQUITY IN OPERATIONS OF
  FOREST PRODUCTS GROUP                                                   330             (526)               300           (2,668)
                                                                    ---------        ---------       -----------        ----------

NET INCOME                                                          $  34,297        $  22,389       $    52,032        $   33,277
                                                                    =========        =========       ===========        ==========

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)
Segment Information

                                                                          Three Months Ended                Six Months Ended
                                                                                June 30,                        June 30,
                                                                         1994            1993            1994           1993
                                                                    ------------       --------         ---------    -----------
                                                                                        (Dollars in thousands)
 DEPRECIATION AND AMORTIZATION

 Newspapers                                                           $32,935           $21,594           $65,941        $42,420
 Magazines                                                              3,191             4,664             6,456          9,321
 Broadcasting/Information Services                                      2,455             2,604             4,925          5,239
 Corporate                                                                202               148               357            291
                                                                    ---------         ---------         ---------       --------

 Total                                                                $38,783           $29,010           $77,679        $57,271
                                                                    =========         =========         =========       ========

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

          The Company's largest source of revenues is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first quarter. Advertising volume tends to be lower in the third quarter primarily because of the summer slow-down in many areas of economic activity. In addition, quarterly trends are affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.
          In July 1994, the Company completed the sale of its Women's Magazines Division (see Note 7). As a result of this transaction the Company anticipates a gain in the range of $.95 to $1.05 per share which will be recorded in the third quarter.

Results of Operations - Second Quarter of 1994
Compared with Second Quarter of 1993
          The Company reported second-quarter net income of $34.3 million, or $.32 per share, compared with net income of $22.4 million, or $.28 per share, in
1993.   The higher 1994 net income was principally due to increases in advertising and circulation revenues at The New York Times ("The Times") and the Regional Newspaper Group ("Regionals"), as well as higher operating profits at the Company's other operating groups which were partially offset by higher interest expense. Dilution from the October 1, 1993 acquisition of The Boston Globe ("The Globe") affected the 1994 per share amount.
          Consolidated revenues for the 1994 second quarter increased to $635.5 million compared with $483.6 million for the second quarter of 1993, due principally to the inclusion of The Globe, although revenues at The Times, Regionals and other operating groups also increased. The Company's costs and expenses rose to $562.1 million from $434.6 million due to the inclusion of The Globe's operations and acquisition amortization and higher wages and benefits costs throughout the Company.
          For the second quarter of 1994 the Company's operating profit rose to $73.4 million from $48.9 million in the 1993 second quarter, and operating profit before depreciation and amortization rose significantly to $112.2 million from $77.9 million in the 1993 quarter. Improved operating performances at The Times and Regionals and the contribution from The Globe accounted for the higher results. The Company anticipates that depreciation and amortization will approximate $155 million for the year 1994 as compared with $129 million in 1993.
          Interest expense, net of interest income, rose to $8.0 million in the 1994 second quarter from $5.2 million last year due principally to borrowings incurred in connection with the Company's stock repurchase programs and the acquisition of The Globe. Since the inception of the stock repurchase programs authorized in 1993, the Company has expended approximately $315.3 million and repurchased 12.7 million shares.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

          The Company's 1994 second-quarter effective income tax rate was 48.0 percent compared with 47.6 percent in the 1993 second quarter. Increased nondeductible amortization of intangible assets (resulting from The Globe acquisition in October 1993) and a higher federal statutory tax rate increased the tax rate. Offsetting these factors was a reduction of the proportion of such nondeductible amortization to pre-tax accounting income in 1994 as compared with 1993.
A discussion of the operating results of the Company's segments and equity interests follows:
          Operating profit of the Newspaper Group was $62.8 million compared with $41.8 million in 1993, on revenues of $498.6 million and $356.8 million respectively. The improved operating performance is due to a combination of higher advertising and circulation revenues, lower newsprint prices and the inclusion of The Globe in the 1994 quarter. The increase in revenues was principally due to inclusion of The Globe, although revenues at The Times and Regionals also increased.
          Advertising volume at The Times for the second quarter of 1994 was 963,500 inches, up 4.5 percent over the 1993 quarter. The national and zoned categories each showed strong gains, while retail and classified declined slightly. Average circulation for the three months ended June 30, 1994, was 1,137,500 copies on weekdays, down 28,200 copies from the same 1993 period and 1,729,500 copies on Sundays, down 45,700 copies.
          At The Globe, advertising volume was 732,200 inches for the 1994 second quarter, up 4.5 percent over the 1993 second quarter. Ad volume increased strongly in the classified and zoned categories. Average circulation for the three months ended June 30, 1994, was 509,200 copies weekdays, down 300 copies and 808,600 copies Sundays, up 700 copies.
          At the Regionals, advertising inches for the second quarter increased to 4.4 million inches, up 3.0 percent. While the retail category was flat when compared with the 1993 second quarter, strong classified advertising accounted for the increase. For the three months ended June 30, 1994, average circulation was 829,200 copies on weekdays, down 8,700 copies, and 834,800 copies on Sunday, down 3,500 copies. Circulation was 52,100 copies for the nondailies, down 2,800 copies.
          The Magazine Group had second-quarter operating profit of $10.0 million in 1994 compared with $4.9 million in 1993 on revenues of $108.9 million and $104.3 million respectively. Exclusive of the amortization associated with the McCall's and Golf World (U.S.) acquisitions, the Group's second-quarter operating profit was $11.8 million in 1994 compared with $8.2 million in 1993's second quarter. The higher second-quarter operating profit resulted principally from higher advertising revenues at Family Circle and the timing of certain costs for the Women's Magazines.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

          The Broadcasting/Information Services Group operating profit was $7.7 million compared with $5.7 million in the 1993 second quarter, on revenues of $28.0 million and $22.5 million respectively. Higher advertising revenues at the Company's Broadcasting Division accounted for the improved results.
          Equity in operations (an after-tax amount) of the Forest Products Group for the second quarter of 1994 was $0.3 million compared with a loss of $0.5 million in the 1993 quarter. The improvement resulted principally from the fact that the Company no longer records the operating losses for one of its mills as a result of a fourth-quarter 1993 write-down of its investment in this Group. Oversupply in the paper markets has diminished and higher prices during the second half of the year should improve the Group's results.

Results of Operations - Six Months of 1994
Compared with Six Months of 1993
          Net income was $52.0 million, or $.49 per share, compared with $33.3 million, or $.42 per share last year. The 1993 six months were negatively impacted by $3.7 million pre-tax ($.02 per share) due to a snowstorm in March that disrupted delivery of The Times, and required certain advertising and circulation rate adjustments. The higher 1994 net income was principally due to increases in advertising and circulation revenues at The Times and Regionals as well as higher operating profits at the Company's other operating groups. Dilution from The Globe acquisition affected the 1994 per share amount.
          Consolidated revenues for the 1994 six-month period increased to $1.23 billion, compared with $938.0 million for the first six months of 1993, due principally to the acquisition of The Globe although revenues at The Times, Regionals and other operating groups also increased. The Company's costs and expenses increased to $1.11 billion from $858.0 million due principally to the inclusion of The Globe's operations and acquisition amortization and higher wages and benefits costs throughout the Company.
          For the first six months of 1994 the Company's operating profit rose to $116.6 million from $80.0 million in the comparable 1993 period and operating profit before depreciation and amortization rose to $194.2 million from $137.3 million. Improved operating performances at The Times and Regionals and the 1994 contribution from The Globe principally accounted for the higher results.
          Interest expense, net of interest income, rose to $16.7 million for the 1994 six-month period from $10.4 million last year due principally to borrowings in connection with the Company's stock repurchase programs and the acquisition of The Globe.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

          The effective income tax rate for the first six months of 1994 was
48.2 percent compared with 48.4 percent in the comparable 1993 period. A reduction of the proportion of nondeductible amortization to pre-tax accounting income was offset by the higher 1994 federal statutory rate and the increase in nondeductible amortization of intangible assets in 1994 due to The Globe acquisition.
A discussion of the operating results of the Company's segments and equity interests follows:
          For the six months, excluding the effects of the March 1993 snowstorm ($3.7 million), operating profit of the Newspaper Group increased to $107.9 million from $74.1 million in the six months of 1993. Revenues of $967.6 million in 1994 increased from $696.2 million in 1993 due principally to the inclusion of The Globe, although revenues at The Times and Regionals also increased. The higher 1994 operating profit was due to higher advertising and circulation revenues, lower newsprint prices and the inclusion of the operations of The Globe in 1994.
          Advertising volume at The Times for the first six months of 1994 was 1,820,200 inches, up 3.7 percent over the comparable 1993 period. Strong national and zoned advertising accounted for the increase. Average circulation for the six months ended June 30, 1994 was 1,151,000 copies weekdays, down 42,000 copies over the same 1993 period, and 1,743,700 copies Sundays, down 56,300 copies from the comparable 1993 period.
          At The Globe, advertising volume for the first six months of 1994 was 1,388,700 inches, up 5.9 percent over the comparable 1993 period. Advertising was up in all major categories. Average circulation for the six months ended June 30, 1994 was 505,200 copies weekdays, down 1,400 copies, and 810,500 copies Sunday, up 900 copies.
          Advertising volume for the Regionals for the first six months of 1994 increased 3.0 percent from the 1993 six-month period to 8.3 million inches. While retail advertising was flat, classified, legal and national increased.
For the six months ended June 30, 1994, circulation for the dailies was 861,200 copies weekdays, down 10,100 copies, and 867,500 copies Sundays, down 5,500 copies. Circulation of 54,400 copies for the non-dailies was down 2,700 copies.
          The circulation numbers throughout the Newspaper Group were adversely affected by newsstand and home delivery price increases and the harsh 1994 winter.
          The Magazine Group's six-month operating profit was $10.2 million in 1994 compared with $8.1 million in 1993 on revenues of $205.4 million and $199.2 million respectively. Exclusive of the amortization costs associated with the acquisitions of McCall's and Golf World (U.S.), the Group's operating profit was $13.8 million compared with $14.7 million for the 1993 period. Advertising softness and higher promotion expenses at the Sports/Leisure Magazines were partially offset by increased second quarter advertising revenues at Family Circle and the timing of certain costs for the Women's Magazines.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

          The Broadcasting/Information Services Group operating profit was $11.7 million for the first six months of 1994 compared with $9.3 million in the 1993 six-month period on revenues of $52.1 million and $42.6 million respectively. Higher local advertising revenues at the Company's Broadcasting Division accounted for the improved results.
          Equity in earnings (an after-tax amount) of the Forest Products Group was $0.3 million compared with a loss of $2.7 million in the first six months of 1993. The improvement resulted principally from the fact that the Company no longer records the operating losses for one of its mills, due to a fourth quarter 1993 write down of its investment in this Group. Cost controls and a favorable exchange rate also favorably affected the Group's results. Oversupply in the paper markets has diminished and higher prices during the second half of 1994 should improve the Group's results.

Liquidity and Capital Resources
          Net cash provided by operating activities of $151.3 million increased significantly over the 1993 six-month amount of $78.0 million. Stronger operations throughout the Company and the inclusion of The Globe contributed to the increase. Such cash was used primarily to modernize facilities and equipment, to pay dividends to stockholders, to repurchase shares of the Company's Class A Common Stock and to reduce short-term borrowings. The ratio of current assets to current liabilities was .83 at June 30, 1994, and .89 at December 31, 1993, and long-term debt and capital lease obligations as a percentage of total capitalization was 21 percent at June 30, 1994, compared with 22 percent at December 31, 1993.
          In October 1993, the Company announced authorized expenditures of up to $150.0 million for repurchases of its Class A Common Stock. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. As of August 9, 1994, the Company has repurchased approximately 2,455,000 shares of its Class A Common Stock at an average price of $25.17 per share under this program.
          In July 1994 the Company's Board of Directors approved the construction of a new production and distribution facility in Queens, New York, for production of The Times (see Note 5). The cost of the new facility is estimated to be $315.0 million, exclusive of capitalized interest currently projected to be $45.0 million. Construction is scheduled to begin in August 1994, with completion expected in late 1997.
          The Company currently anticipates that, inclusive of the Queens facility, capital expenditures for 1994 will range from $190.0 million to $210.0 million.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Concluded)

          In July 1994 the Company completed the sale of its Women's Magazines Division (see Note 7). The net after-tax proceeds, including transaction costs and payments received under a non-competition agreement, totaling approximately $150.0 million will be used for general corporate purposes, including the repayment of existing debt and the repurchase of the Company's Class A Common Stock.
          In connection with a commitment related to the 1991 divestiture of a jointly-owned newsprint affiliate, Spruce Falls Power and Paper Company, Limited, the Company has fulfilled its commitment to lend $26.5 million (C$30.0 million) to the new owners of the mill. To date the mill has been operating profitably and all interest payments related to the loan have been received by the Company. Under the terms of the loan, the five-year repayment period is not scheduled to commence until December 1997. The Company currently anticipates that these loans will be repaid in full.
          The Company is currently not engaged in interest rate swaps or hedging activity of a material nature. The Company has one interest rate swap agreement with a major financial institution to manage interest costs on $50.0 million of notes due in 1995 (see Note 8).
          In connection with the previously announced fourth-quarter 1993 charges totaling $35.4 million for staff reductions (see Note 6), the Company currently anticipates that the staff reductions and related expenditures will occur during 1994 and that the amounts of these charges will be recovered through reduced costs over a two-year period. The charges cover approximately 300 employees with an average annual wage and benefit cost of $110,000 per employee. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund the amounts through internally generated funds. Through June 30, 1994, approximately $4.0 million has been expended in connection with these charges.
          In January 1994 a definitive agreement was reached regarding the sale of a partnership (BPI Communications, L.P.) in which the Company had a one-third interest. In February 1994, the Company received net proceeds of approximately $53.0 million, which was primarily utilized to repay notes payable, which totaled $62.3 million at December 31, 1993.
          In addition to cash provided from operating activities, the Company has several established sources for future liquidity purposes, including several revolving credit and term loan agreements. At June 30, 1994, $200.0 million was available for borrowing by the Company under these agreements. The Company anticipates that during 1994 cash for operating, investing and financing activities will continue to come from a combination of internally generated funds and external financing.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART II. OTHER INFORMATION

Item 5. Other Information

          On July 26, 1994, the Company completed the sale of its Women's Magazines Division, pursuant to an Asset Purchase Agreement (the "Agreement"), dated as of June 17, 1994, between the Company, two wholly-owned subsidiaries of the Company, The Family Circle, Inc. and Retail Magazines Marketing Company, Inc. (together with the Company, the "Seller") and Gruner + Jahr Printing and Publishing Co. (the "Buyer"). (A copy of the Agreement is filed as Exhibit 2.1 and is incorporated herein by reference.) The significant publications of the Women's Magazines Division include: Family Circle, McCall's, Child, Fitness, American HomeStyle, Mary Emmerling's Country, and Custom Builder.

          The aggregate consideration due to the Company of $323,926,000 consists of (i) $10,000,000 paid upon execution of the Agreement on June 17, 1994, and (ii) $313,926,000 paid upon completion of the sale on July 26, 1994 ($27,500,000 of which was paid into escrow and is due to the Company December 26, 1994, subject to certain post-closing adjustments described in Article 10 of the Agreement and $40,000,000 of which is allocated to a non-competition agreement pursuant to Section 3.1 of the Agreement). On July 26, 1994, the Company and The Family Circle, Inc. paid consideration of $48,926,000 to the Buyer to fulfill currently outstanding subscriptions for the Women's Magazines, as provided in the Fulfillment Agreement, dated as of July 26, 1994. (A copy of the Fulfillment Agreement is filed as Exhibit 2.2 and is incorporated herein by reference.) The Company plans to use the proceeds for general corporate purposes, including the repayment of existing debt and the repurchase of the Company's Class A Common Stock. The consideration was arrived at by arms-length bargaining between the Seller and the Buyer.

Item 6. Exhibits and Reports on Form 8-K

        (a)       Exhibits

                  2.1 Asset Purchase Agreement between the Seller and the Buyer, dated as of June 17, 1994.

                        The Asset Purchase Agreement contains at the end thereof a list of exhibits that have not been filed. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any such exhibit upon request.

                  2.2 Fulfillment Agreement between the Company, The Family Circle, Inc. and the Buyer, dated as of July 26, 1994.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   PART II. OTHER INFORMATION


                  99.1 Unaudited pro forma condensed consolidated balance sheet as of June 30, 1994, and the unaudited pro forma condensed consolidated statements of income for the year ended December 31, 1993, and the six-month periods ended June 30, 1994 and 1993.

        (b)       Reports on Form 8-K

        No reports on Form 8-K have been filed during the period for which this report is filed.

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   June 30, 1994
                                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE NEW YORK TIMES COMPANY
                                              (Registrant)


Date:     August 10, 1994                    /s/ D. L. Gorham
                                               (Signature)
                                             David L. Gorham
                                         Senior Vice President and
                                          Chief Financial Officer