Form 10-Q
period 1994-09-30
NEW YORK TIMES CO
filed 1994-11-14
CIK 71691

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.



For Quarter Ended                         September 30, 1994
                                          ------------------
Commission file number                           1-5837
                                                 ------

                           THE NEW YORK TIMES COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)


             NEW YORK                                   13-1102020
             --------                                   ----------
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

Number of shares of each class of the registrant's common stock outstanding as of October 31, 1994 (exclusive of treasury shares):


            Class A Common Stock                   99,160,329 shares
            Class B Common Stock                      430,178 shares

                                                      THE NEW YORK TIMES COMPANY
                                                      Form 10-Q
                                                      September 31, 1994
                                                      INDEX

PART I.     FINANCIAL INFORMATION (Unaudited)                              Page
      Item 1.  Financial Statements:

               Condensed Consolidated Financial Statements

               Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 1994 and 1993.... 3

               Condensed Consolidated Balance Sheets as of September 30,
                1994 and December 31, 1993................................. 4

               Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 1994 and 1993.............. 6

               Notes to Condensed Consolidated Financial Statements........ 7

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations:

               Segment Information........................................ 12

               Results of Operations - Third Quarter of 1994
                Compared with Third Quarter of 1993....................... 14

               Results of Operations - Nine Months of 1994
                Compared with Nine Months of 1993......................... 16

               Liquidity and Capital Resources............................ 19

PART II.    OTHER INFORMATION
      Item 6. Exhibits and Reports on Form 8-K............................ 21

SIGNATURES................................................................ 22

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 September 30, 1994
                                                 PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                  Three Months Ended                      Nine Months Ended
                                                     September 30,                           September 30,
                                                  1994          1993                      1994         1993
                                                  ----          ----                      ----         ----
                                                            (Dollars and shares in thousands
                                                                 except per share data)
Revenues
  Advertising                                   $364,266    $  300,056                $1,220,738    $  949,076
  Circulation                                    123,383       109,134                   419,527       330,083
  Other                                           39,501        36,384                   111,926       104,449
                                               -----------  -----------               -----------   -----------
     Total                                       527,150       445,574                 1,752,191     1,383,608
                                               -----------  -----------               -----------   -----------


Production Costs
   Raw Materials                                  65,973        64,217                   224,843       195,423
   Wages and Benefits                            129,876        99,799                   395,573       301,055
   Other                                          96,165       102,876                   326,677       295,980
                                               -----------  -----------               -----------   -----------
       Total                                     292,014       266,892                   947,093       792,458
Selling, General and Administrative Expenses     201,861       166,516                   655,261       498,994
                                               -----------  -----------               -----------   -----------
       Total                                     493,875       433,408                 1,602,354     1,291,452
                                               -----------  -----------               -----------   -----------

Operating Profit                                  33,275        12,166                   149,837        92,156

Interest Expense, Net of Interest Income           6,193         6,554                    22,886        16,925

Gain on Sales of Magazines                       203,979           -                     203,979           -
                                               -----------  -----------               -----------   -----------
Income Before Income Taxes and Equity in
  Operations of Forest Products Group            231,061         5,612                   330,930        75,231

Income Taxes                                     111,913         6,505                   160,050        40,179
                                               -----------  -----------               -----------   -----------

Income (Loss) Before Equity in Operations of
  Forest Products Group                          119,148          (893)                  170,880        35,052

Equity in Operations of Forest Products Group      1,486        (2,139)                    1,786        (4,807)
                                               -----------  -----------               -----------   -----------
Net Income (Loss)                               $120,634    $   (3,032)               $  172,666     $  30,245
                                               -----------  -----------               -----------   -----------
                                               -----------  -----------               -----------   -----------

Average Number of Common Shares Outstanding      104,254        72,366                   105,818        77,273

Per Share of Common Stock
  Net Income (Loss)                                $1.16         $(.04)                    $1.63          $.39
  Cash Dividends                                     .14           .14                       .42           .42


               See notes to condensed consolidated financial statements.

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 September 30, 1994
                                                 PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                            September 30,        December 31,
                                                                     1994                1993
                                                                     ----                ----
                                                                    (Dollars in thousands)
ASSETS

Current Assets
   Cash and short-term investments                           $    99,674           $   42,058
                                                            -------------         -------------
   Marketable securities                                          88,538                  -
                                                            -------------         -------------
   Accounts receivable-net                                       230,181              264,218
                                                            -------------         -------------
   Inventories
       Newsprint and magazine paper                               23,682               38,691
       Work-in-process, etc.                                       5,855                8,580
                                                            -------------         -------------
            Total inventories                                     29,537               47,271
                                                            -------------         -------------

   Other current assets                                           94,050              139,606
                                                            -------------         -------------

            Total current assets                                 541,980              493,153

Other Assets

   Investment in forest products group                            79,496               76,020

   Property, plant and equipment (less accumulated
       depreciation of $637,929,000 in 1994 and
       $571,487,000 in 1993)                                   1,109,429            1,112,024

   Intangible assets acquired
       Cost in excess of net assets acquired (less
       accumulated amortization of $157,467,000
       in 1994 and $136,442,000 in 1993)                       1,228,927            1,247,140

       Other intangible assets acquired (less
       accumulated amortization of $5,201,000
       in 1994 and $53,564,000 in 1993)                          155,545              173,813

   Miscellaneous assets                                          109,566              113,054
                                                            -------------         -------------
            TOTAL ASSETS                                     $ 3,224,943          $ 3,215,204
                                                            -------------         -------------
                                                            -------------         -------------

            See notes to condensed consolidated financial statements.
                                 (Continued) - 1

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 September 30, 1994
                                                 PART I. FINANCIAL INFORMATION


CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Unaudited)

                                                        September 30,               December 31,
                                                                1994                       1993
                                                                ----                       ----
                                                                 (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable                                      $   139,086                $   115,402
   Notes payable                                               -                         62,340
   Payrolls                                                   80,524                     71,256
   Accrued expenses                                          248,351                    171,515
   Unexpired subscriptions                                    77,224                    130,627
   Short-term debt                                            52,658                      2,590
                                                         -------------             -------------
       Total current liabilities                             597,843                    553,730
                                                         -------------             -------------

Other Liabilities

   Long-term debt                                            363,216                    413,581
   Capital lease obligations                                  49,958                     46,482
   Deferred income taxes                                     175,463                    196,875
   Other                                                     434,807                    403,869
                                                         -------------             -------------

       Total other liabilities                             1,023,444                  1,060,807
                                                         -------------             -------------

Equity Put Options                                             7,594                    -
                                                         -------------             -------------

Stockholders' Equity

   Capital shares                                             12,606                     12,609
   Additional capital                                        597,972                    599,758
   Earnings reinvested in the business                     1,150,826                  1,022,958
   Common stock held in treasury, at cost                   (165,342)                   (34,658)
                                                         -------------             -------------

       Total stockholders' equity                          1,596,062                  1,600,667
                                                         -------------             -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 3,224,943                $ 3,215,204
                                                         -------------             -------------
                                                         -------------             -------------

            See notes to condensed consolidated financial statements.
                                 (Concluded) - 2

                          THE NEW YORK TIMES COMPANY
                          Form 10-Q
                          September 30, 1994
                          PART I. FINANCIAL INFORMATION


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                              Nine Months Ended
                                                                  September 30,
CASH PROVIDED (USED):                                         1994         1993

OPERATING ACTIVITIES

Net income                                                $172,666     $ 30,245

Adjustments to reconcile net income to net cash provided by operating activities

     Depreciation and amortization                         113,817       86,274
     Deferred income taxes                                 (17,228)      (3,691)
     Equity in operations of forest products group-net      (2,198)       4,451
     Gain on sales of magazines                           (203,979)         -
     Other-net                                             124,532       14,266
                                                          ----------   ---------
Net cash provided by operating activities                  187,610      131,545
                                                          ----------   ---------

INVESTING ACTIVITIES

Net proceeds on sale of BPI Communications, L.P.            54,180          -
Net proceeds from sales of magazines                       224,898          -
Purchases of marketable securities                         (88,538)     (65,077)
Proceeds from sales of marketable securities                   -         65,077
Additions to property, plant and equipment                (107,459)     (48,952)
Loans to former affiliate                                   (5,954)     (15,000)
Other-net                                                   (1,492)      (5,385)
                                                          ----------   ---------

Net cash provided by (used in) investing activities         75,635      (69,337)
                                                          ----------   ---------

FINANCING ACTIVITIES

Short-term borrowings - net                                (62,340)     49,262
Long-term obligations and notes payable
     Increase                                                 -        200,000
     Reduction                                              (3,898)     (4,341)
Capital Shares
     Issuance                                                2,129         791
     Repurchase                                            (98,115)   (249,263)
Dividends paid to stockholders                             (44,501)    (32,211)
Other-net                                                    1,096         -
                                                          ----------   ---------

Net cash used in financing activities                     (205,629)    (35,762)
                                                          ----------   ---------

Increase in Cash and short-term investments                 57,616      26,446

Cash and short-term investments at the beginning of
  the year                                                  42,058     118,503
                                                          ----------   ---------
Cash and short-term investments at the end of the
  quarter                                                 $ 99,674    $144,949
                                                          ----------   ---------
                                                          ----------   ---------

            See notes to condensed consolidated financial statements.

                                      -7-
                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION


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

2.     Income Taxes

          For the three and nine months ended September 30, 1994, income tax expense includes the reversal of deferred income taxes of $16,188,000 and $26,316,000 respectively. For the comparable 1993 periods, income taxes include deferred income tax expense of $4,891,000 and $2,262,000 respectively. The principal reasons for the variance between the effective tax rate on income before income taxes and equity in operations of Forest Products Group and the Federal statutory rate (exclusive of the effects of the Company's interest in Madison Paper Industries ("Madison"), a partnership) are state and local taxes and the amortization of certain intangible assets acquired.

          Equity in operations of Forest Products Group includes the income tax effects of the Company's interest in Madison and its equity in the operations of Canadian forest products companies. For the three and nine months ended September 30, 1994, income tax expense included in equity in operations was $739,000 and $747,000 respectively. For the comparable 1993 periods, income tax expense (benefit) included in equity in operations was $526,000 and $(91,000) respectively. The Company's consolidated Federal income tax return includes the Company's interest in Madison.

3.     Earnings Per Share

          The computation of earnings per share data is not separately disclosed as such computation can be clearly determined from the Condensed Consolidated Statements of Operations.

4.     Cash and Short-Term Investments

          For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company has overdraft positions at certain banks caused by outstanding checks. These overdrafts, including $29,954,000 as of September 30, 1994 related to repurchases of the Company's stock (see Note 9), have been reclassified to accounts payable.

          For the nine-month periods ended September 30, 1994 and 1993, the Company made cash payments for interest (net of amounts capitalized) totaling $31,363,000 and $13,861,000 respectively. Cash payments for income taxes for the nine-month periods ended September 30, 1994 and 1993 totaled $122,755,000 and $36,296,000 respectively.

                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION


NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)


5.     Capital Investment Projects

          In December 1993 the Company and the City of New York executed a 25-year lease and related agreements, under which the Company is leasing 31 acres of City-owned land in Queens, New York, on which The New York Times ("The Times") is building a state-of-the-art production and distribution facility. Conditions stipulated under the lease were met in June 1994 and, accordingly, a capital lease of $5,000,000 was recorded at such time.

          In July 1994 the Company's Board of Directors approved the construction of the new facility which will allow for later news deadlines and provide color and inserting capability for the daily newspaper. The cost of the new facility, excluding capitalized interest currently projected to be $45,000,000, is estimated to be $315,000,000.

          Construction of the facility began in August 1994 with completion anticipated in the second half of 1997. The new facility will replace The Times's Manhattan production and distribution facility. Business and news operations will remain at the Manhattan building. No write-down is anticipated as a result of the discontinuance of production at the Manhattan facility.

6.     Staff Reductions and Union Negotiations

          In April 1994 The Newspaper Guild of New York ratified a collective bargaining agreement, which extends to the year 2000 and is the final in a series of long-term agreements reached with all of the major unions at The Times. These agreements encompass wages, benefits, job security and other incentives. The agreements extend to all of The Times's current production and distribution facilities and to any new facilities (see Note 5) which the Company might utilize.

          In connection with these union agreements and additional white-collar staff reductions for non-union employees, the Company recorded pre-tax charges ($35,400,000, or $.23 per share, in 1993; $28,000,000, or $.20 per share, in
1992; $20,000,000, or $.15 per share, in 1991; and $30,000,000, or $.22 per share, in 1989) for severance and related costs for staff reductions at The
Times.

          At September 30, 1994 and December 31, 1993, approximately $27,400,000 and $40,000,000, respectively, are included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid balance of these pre-tax charges.

                                      -9-
                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)


7.     Disposition/Acquisition

          On August 12, 1994, the Company completed the sale of its U.K. Golf publications and on July 26, 1994, pursuant to an Asset Purchase Agreement dated as of June 17, 1994 (the "Agreement"), the Company completed the sale of its Women's Magazines Division. In connection with the Agreement, the Company also entered into a Non-Compete Agreement (the "Non-Compete") for a four-year period commencing on July 26, 1994. The amount of the Non-Compete of $40,000,000 will be amortized on a straight-line basis over the four-year period. The net after-tax proceeds from the sales, inclusive of the Non-Compete, of approximately $160,000,000 will be used for various corporate purposes, including the repayment of existing debt and the repurchase of the Company's Class A Common Stock. As a result of these transactions, the Company recognized a pre-tax gain of approximately $204,000,000 ($1.01 per share for the third quarter and $.99 for the nine months). At September 30, 1994, $27,500,000 of the proceeds from the sale of the Women's Magazines Division were being held in escrow and is due to the Company, subject to certain post-closing adjustments. Accordingly, this amount is included in Other Current Assets on the accompanying Condensed Consolidated Balance Sheets.

          On October 1, 1993, pursuant to an Agreement and Plan of Merger dated June 11, 1993, as amended as of August 12, 1993, a wholly-owned subsidiary of the Company was merged with Affiliated Publications, Inc., the parent company of The Boston Globe ("The Globe"), which became a wholly-owned subsidiary of the Company.

          Pro forma operating results for the nine months ended September 30, 1993, had The Globe merger occurred at the beginning of that period are as follows: revenues of $1,699,939,000; net income of $25,300,000; and net income per share of $.22.

          Pro forma operating results for the nine months ended September 30, 1994, had the magazine sales occurred as of January 1, 1993, are as follows: revenues of $1,626,570,000; net income of $74,835,000; and net income per share of $.71. Pro forma operating results for the nine months ended September 30, 1993, had the magazine sales and The Globe merger occurred at the beginning of that period are as follows: revenues of $1,525,211,000; net income of $38,136,000; and net income per share of $.34.

          The above pro forma results are not necessarily indicative of the results of operations that might have occurred had the sales and the merger taken place at the beginning of the respective periods, nor necessarily indicative of the results that may be obtained in the future. The gain on the sales is not included in the above pro forma operating results.

                                      -10-
                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION


NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

8.     Debt

          At September 30, 1994, the Company classified approximately $162,300,000 of notes due in 1995 as long-term debt. The Company's intent to refinance these obligations, for a period of at least one year through the issuance of long-term borrowings, is supported by the existing revolving credit and term loan agreements.

          In October 1994 the Company entered into a new $93,300,000 revolving credit and term loan agreement with a group of banks, which replaced a previous $80,000,000 revolving credit and term loan agreement which would have terminated in May 1995. The new agreement terminates in October 1998. At such time, then outstanding borrowings would be payable semi-annually in equal installments over one year. At the Company's discretion, this facility may be converted into term loans at any time. The Company has also entered into a $46,700,000 revolving credit agreement with the same group of banks which replaced a previous $40,000,000 revolving credit agreement which would have terminated in October 1994. This agreement expires in October 1995. A previous $50,000,000 revolving credit agreement was terminated in October 1994 and the underlying bank was included in the two new aforementioned revolving credit agreements.

          The agreements permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificate of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the London interbank ("LIBOR") rate. Borrowings under these agreements may be prepaid without penalty. No borrowings under the above agreement or any of the Company's other revolving credit agreements were outstanding during 1994.

          In connection with the acquisition of The Globe, the Company assumed $50,000,000 of 9.34 percent fixed rate notes which mature in July 1995 and an interest rate swap agreement which converts the fixed rate to a variable rate that is semi-annually indexed to the six-month LIBOR rate. During the 1994 third quarter, the Company's effective interest rate on these unsecured notes was 8.45 percent.

9.     Stock Repurchase Program

          In October 1994 the Company announced authorized expenditures of up to $100,000,000 for repurchases of its Class A Common Stock. The Company has expended all of the $150,000,000 authorized under its previous stock repurchase program announced in October 1993. Under the new program, purchases may be made from time to time either in the open market or through private transactions.
The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. As of November 11, 1994, under the two programs the Company has repurchased approximately 8,826,000 shares of its Class A Common Stock at an average price of $23.49 per share.

                                      -11-
                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION


NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Concluded)

10.    Equity Put Options

          In addition to the Company's stock repurchase program (see Note 9), beginning March 1994 the Company sold put options in a series of private placements that entitle the holder, upon exercise, to sell one share of Class A Common Stock to the Company at a specified price. The equity put option amount of $7,594,000 shown on the accompanying Condensed Consolidated Balance Sheets at September 30, 1994, represents the purchase price for 320,000 Class A Common Shares that the Company would be obligated to pay if all the options were exercised. The proceeds from the sale of put options ($1,096,000 for the period ended September 30, 1994) are accounted for as additional paid-in capital.

                                            THE NEW YORK TIMES COMPANY
                                            Form 10-Q
                                            September 30, 1994
                                            PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Unaudited)

Segment Information


                                            Three Months Ended                 Nine Months Ended
                                               September 30,                      September 30,
                                            1994          1993                 1994          1993
                                            ----          ----                 ----          ----
                                                           (Dollars in thousands)

REVENUES
Newspapers                                $461,410     $ 327,484            $1,428,964    $1,023,732
Magazines                                   39,380        96,954               244,731       296,164
Broadcasting/Information Services           26,360        21,136                78,496        63,712
                                         ----------   -----------          ------------  ------------
Total                                     $527,150     $ 445,574            $1,752,191    $1,383,608
                                         ----------   -----------          ------------  ------------
                                         ----------   -----------          ------------  ------------

OPERATING PROFIT (LOSS)

Newspapers                                $ 28,344     $  13,101            $  136,260    $   83,484
Magazines                                    5,527          (663)               15,707         7,449
Broadcasting/Information Services            5,622         4,343                17,349        13,649
Unallocated Corporate Expenses              (6,218)       (4,615)              (19,479)      (12,426)
                                         ----------   -----------          ------------  ------------
Total                                       33,275        12,166               149,837        92,156

INTEREST EXPENSE, NET
  OF INTEREST INCOME                         6,193         6,554                22,886        16,925

GAIN ON SALES OF MAGAZINES                 203,979            -                203,979           -
                                         ----------   -----------          ------------  ------------

INCOME BEFORE INCOME TAXES AND
  EQUITY IN OPERATIONS OF
  FOREST PRODUCTS GROUP                    231,061         5,612               330,930        75,231

INCOME TAXES                               111,913         6,505               160,050        40,179
                                         ----------   -----------          ------------  ------------

INCOME (LOSS) BEFORE EQUITY IN OPERATIONS
  OF FOREST PRODUCTS GROUP                 119,148          (893)              170,880        35,052

EQUITY IN OPERATIONS OF
  FOREST PRODUCTS GROUP                      1,486        (2,139)                1,786        (4,807)
                                         ----------   -----------          ------------  ------------

NET INCOME (LOSS)                         $120,634     $  (3,032)           $  172,666    $   30,245
                                         ----------   -----------          ------------  ------------
                                         ----------   -----------          ------------  ------------

                                            THE NEW YORK TIMES COMPANY
                                            Form 10-Q
                                            September 30, 1994
                                            PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)
Segment Information

                                            Three Months Ended                 Nine Months Ended
                                               September 30,                      September 30,
                                            1994          1993                 1994          1993
                                            ----          ----                 ----          ----
                                                           (Dollars in thousands)

  DEPRECIATION AND AMORTIZATION
  Newspapers                              $32,849       $21,627             $  98,790       $64,047
  Magazines                                   579         4,661                 7,035        13,982
  Broadcasting/Information Services         2,500         2,536                 7,425         7,775
  Corporate                                   210           179                   567           470
                                         ----------    ----------          ------------    ----------
  Total                                   $36,138       $29,003             $ 113,817       $86,274
                                         ----------    ----------          ------------    ----------
                                         ----------    ----------          ------------    ----------

                                      -14-
                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION



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

          In the third quarter of 1994, the Company completed the sales of its Women's Magazines Division and its U.K. Golf publications (see Note 7). As a result of these transactions, the Company recorded a pre-tax gain of approximately $204.0 million ($1.01 per share for the third quarter and $.99 per share for the nine months).

          The 1993 third quarter and year-to-date results include the impact ($.05 per share for quarter and nine months) for the remeasurement of the Company's 1992 year-end deferred tax balances to reflect the increase in the Federal corporate income tax rate from 34 to 35 percent under the Omnibus Budget Reconciliation Act of 1993 ("Tax Act").

          The 1993 nine-month results were also adversely impacted by $3.7 million of pre-tax advertising and circulation rate adjustments ($.02 per share) due to a snowstorm in March that disrupted delivery of The New York Times ("The Times").

Results of Operations - Third Quarter of 1994
Compared with Third Quarter of 1993

          The Company reported third-quarter net income of $120.6 million, or $1.16 per share, compared with a net loss of $3.0 million, or $.04 per share, in
1993.   However, exclusive of the 1994 third-quarter gains from the magazine sales and a 1993 tax rate adjustment, third-quarter earnings would have been $.15 per share in 1994, compared with $.01 per share in 1993. The higher 1994 net income was principally due to increases in revenues at The Times and the Regional Newspaper Group ("Regionals"), as well as higher operating profits at the Company's other operating groups. Dilution from the October 1, 1993 acquisition of The Boston Globe ("The Globe") affected the 1994 per share amount.

          Consolidated revenues for the 1994 third quarter increased to $527.2 million compared with $445.6 million for the third quarter of 1993, due principally to the inclusion of The Globe in 1994, offset, in part, by the lack of revenues attributable to the magazines sold in the 1994 third quarter. The Company's costs and expenses rose to $493.9 million from $433.4 million due to the inclusion in 1994 of The Globe's operations and acquisition amortization expense as well as higher wages and benefits costs throughout the Company, offset, in part, by the lack of expenses in 1994 associated with the magazines sold.

                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

          For the third quarter of 1994 the Company's operating profit, excluding gains on the magazine sales, rose to $33.3 million from $12.2 million in the 1993 third quarter, and operating profit before depreciation and amortization rose significantly to $69.4 million from $41.2 million in the 1993 quarter. Improved operating performances at The Times and Regionals and the contribution from The Globe accounted for the higher results.

          Interest expense, net of interest income, declined to $6.2 million in the 1994 third quarter from $6.6 million last year. The decline was principally due to lower borrowings as a result of the proceeds received from the third-quarter magazine sales.

          The Company's 1994 and 1993 third-quarter effective tax rates, exclusive of the gains on the sales of the magazines in 1994 and the Tax Act in 1993, were 48.2 and 53.0 percent respectively. Despite the fact that non-deductible amortization was greater in 1994, it represented a smaller proportion of pre-tax income when compared with 1993. This resulted in a lower effective tax rate in 1994.

A discussion of the operating results of the Company's segments and equity interests follows:

          Operating profit of the Newspaper Group was $28.3 million compared with $13.1 million in 1993, on revenues of $461.4 million and $327.5 million respectively. The improved operating performance is due to a combination of higher advertising and circulation revenues, cost controls and the inclusion of The Globe in the 1994 quarter. The increase in revenues was principally due to the inclusion of The Globe, although revenues at The Times and Regionals also increased. Higher newsprint prices are expected for the remainder of the year and into 1995, as a result of increased demand for newsprint in the market. These price increases will have an unfavorable impact on the Group's future operating results.

          Advertising volume at The Times for the third quarter of 1994 was 843,300 inches, up 3.7 percent over the 1993 quarter. The classified and zoned categories each showed strong gains, while retail declined slightly. Average circulation for the three months ended September 30, 1994, was 1,092,300 copies on weekdays, down 27,700 copies from the same 1993 period, and 1,720,200 copies on Sundays, down 19,800 copies.

          At The Globe, advertising volume was 692,900 inches for the 1994 third quarter, up 8.2 percent over the 1993 third quarter on a pro forma basis. Ad volume increased strongly in the classified and retail categories. Average circulation for the three months ended September 30, 1994, was 503,800 copies weekdays, down 2,100 copies, and 813,600 copies Sundays, down 5,600 copies.

                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

          At the Regionals, advertising volume for the 1994 third quarter increased to 4.1 million inches, up 4.9 percent over the 1993 third quarter. While all categories were up when compared with the 1993 third quarter, strong classified and retail advertising accounted for most of the increase. For the three months ended September 30, 1994, average circulation was 804,300 copies on weekdays, down 9,800 copies, and 812,300 copies on Sunday, down 1,400 copies. Circulation was 51,500 copies for the nondailies, down 2,700 copies.

            The circulation numbers throughout the Newspaper Group were adversely affected by newsstand and home delivery price increases.

          The Magazine Group had third-quarter operating profit of $5.5 million in 1994 compared with a loss of $0.7 million in 1993 on revenues of $39.4 million and $97.0 million respectively. The decrease in revenues and the increase in operating profit are primarily due to the exclusion of the Women's Magazines Division which was sold in the third quarter of 1994.

          In connection with the sale of the Women's Magazine Division, the Company entered into a four-year Non-Compete Agreement, for which it received $40.0 million. This amount is being recognized as income over the four-year period commencing with the closing of the sale on July 26, 1994. Excluding the 1994 non-compete income and the operations of the Women's Magazines Division and the U.K. Golf publications for 1993, the results for the third quarter were about equal with the 1993 results, despite fewer advertising pages at Golf Digest.
          The Broadcasting/Information Services Group operating profit was $5.6 million compared with $4.3 million in the 1993 third quarter, on revenues of $26.4 million and $21.1 million respectively. Higher advertising revenues at the Company's Broadcasting Division accounted for the improved results.

          Equity in operations (an after-tax amount) of the Forest Products Group for the third quarter of 1994 was $1.5 million compared with a loss of $2.1 million in the 1993 quarter. The improvement resulted primarily from the fact that the Company no longer records the operating losses for one of its mills as a result of a fourth-quarter 1993 write-down of its investment in this Group. Higher sales prices also improved the Group's results during the third quarter and this favorable trend should continue for the remainder of the year and into 1995.

Results of Operations - Nine Months of 1994
Compared with Nine Months of 1993

          Net income was $172.7 million, or $1.63 per share, compared with $30.2 million, or $.39 per share, last year. Exclusive of the 1994 magazine gains, the 1993 third-quarter tax rate adjustment and 1993 snowstorm costs,

                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)

the nine-month results would have been $.64 per share in 1994 compared with $.46 per share in the comparable 1993 period. Exclusive of these special items, the higher 1994 net income was principally due to increases in revenues at The Times and Regionals as well as higher operating profits at the Company's other operating groups. Dilution from The Globe acquisition affected the 1994 per share amount.

          Consolidated revenues for the 1994 nine-month period increased to $1.75 billion, compared with $1.38 billion for the first nine months of 1993, due principally to the inclusion of The Globe in 1994, offset, in part, by the lack of revenues attributable to the magazines sold in the 1994 third quarter. The Company's costs and expenses increased to $1.60 billion from $1.29 billion due principally to the inclusion of The Globe's operations and acquisition amortization expense as well as higher wages and benefits costs throughout the Company offset, in part, by the lack of expenses associated with the magazines sold.

          For the first nine months of 1994 the Company's operating profit, excluding the gains on the magazine sales, rose to $149.8 million from $92.2 million in the comparable 1993 period and operating profit before depreciation and amortization rose to $263.7 million from $178.4 million. Improved operating performances at The Times and Regionals and the 1994 contribution from The Globe accounted for the higher results.

          Interest expense, net of interest income, rose to $22.9 million for the 1994 nine-month period from $16.9 million last year due principally to borrowings in connection with the Company's stock repurchase programs (see Note
9) and the acquisition of The Globe. Under the two stock repurchase programs authorized in 1993 and the authorized 1994 program, the Company has expended approximately $461.8 million to repurchase 19.1 million shares of Class A Common Stock.

          The Company's effective tax rates for the first nine months of 1993 and 1994, exclusive of the gains on the sales of the magazines in 1994 and the Tax Act in 1993, were 48.2 and 50.1 percent respectively. Despite the fact that non-deductible amortization was greater in 1994, it represented a smaller proportion of pre-tax income when compared with 1993. This resulted in a lower effective tax rate in 1994.

A discussion of the operating results of the Company's segments and equity interests follows:

          For the nine months, excluding the costs of the March 1993 snowstorm, operating profit of the Newspaper Group increased to $136.3 million from $87.2 million in the nine months of 1993. Revenues of $1.43 billion in 1994 increased from $1.02 billion in 1993 due principally to the inclusion of The Globe, although revenues at The Times and Regionals also increased. The higher 1994 operating profit was due to higher advertising and circulation revenues, lower newsprint costs, cost controls and the inclusion in 1994 of the operations of The Globe. Higher newsprint prices are expected for the remainder of the year and into 1995, as a result of increased demand for newsprint in the market. These price increases will have an unfavorable impact on the Group's future operating results.

                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


          Advertising volume at The Times for the first nine months of 1994 was 2,663,200 inches, up 3.7 percent over the comparable 1993 period. Strong classified and zoned advertising accounted for the increase. Average circulation for the nine months ended September 30, 1994 was 1,131,700 copies weekdays, down 34,900 copies over the same 1993 period, and 1,736,200 copies Sundays, down 43,200 copies from the comparable 1993 period.

          At The Globe, advertising volume for the first nine months of 1994 was 2,081,700 inches, up 6.6 percent over the comparable 1993 period on a pro forma basis. Advertising was up in all major categories. Average circulation for the nine months ended September 30, 1994 was 504,900 copies weekdays, down 1,500 copies, and 811,500 copies Sunday, down 1,700 copies.

          At the Regionals, advertising volume for the first nine months of 1994 increased 3.7 percent from the 1993 nine-month period to 12.4 million inches. Advertising increased in all areas, especially classified. For the nine months ended September 30, 1994, circulation for the dailies was 842,200 copies weekdays, down 9,900 copies, and 849,200 copies Sundays, down 3,900 copies. Circulation of 53,500 copies for the non-dailies was down 2,600 copies.

          The circulation numbers throughout the Newspaper Group were adversely affected by newsstand and home delivery price increases and the harsh 1994 winter.

          The Magazine Group's nine-month operating profit was $15.7 million in 1994 compared with $7.4 million in 1993 on revenues of $244.7 million and $296.2 million respectively. The decrease in revenues and the increase in operating profit were due to the exclusion of the Women's Magazines Division which was sold in the third quarter of 1994.

          Excluding the operations of the Women's Magazines Division and the U.K. Golf publications for 1993 and non-compete income in 1994, the 1994 nine-month results were slightly lower than the prior year, due primarily to fewer advertising pages in 1994.


          The Broadcasting/Information Services Group operating profit was $17.3 million for the first nine months of 1994 compared with $13.6 million in the 1993 nine-month period on revenues of $78.5 million and $63.7 million respectively. Higher local advertising revenues at the Company's Broadcasting Division accounted for the improved results.

          Equity in earnings (an after-tax amount) of the Forest Products Group was $1.8 million compared with a loss of $4.8 million in the first nine months of 1993. The improvement resulted primarily from the Company no longer recording the operating losses for one of its mills, due to a 1993 fourth-quarter write-down of its investment in this

                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)


Group. In addition, higher sales prices improved the Group's results during the third quarter and this favorable trend should continue for the remainder of the year and into 1995.

Liquidity and Capital Resources

          Net cash provided by operating activities of $187.6 million increased significantly over the 1993 nine-month amount of $131.5 million. Stronger operations throughout the Company and the inclusion of The Globe contributed to the increase. Such cash was used primarily to modernize facilities and equipment, to pay dividends to stockholders, to repurchase shares of the Company's Class A Common Stock and to reduce short-term borrowings. The ratio of current assets to current liabilities was .91 at September 30, 1994, and .89 at December 31, 1993, and long-term debt and capital lease obligations as a percentage of total capitalization was 21 percent at September 30, 1994, compared with 22 percent at December 31, 1993.

          In October 1994, the Company announced authorized expenditures of up to $100.0 million for repurchases of its Class A Common Stock. The Company has expended all of the $150.0 million authorized under its current stock repurchase program announced in October 1993. Under these programs, purchases may be made from time to time either in the open market or through private transactions.
The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. As of November 11, 1994, the Company has expended approximately $207.3 million to repurchase 8,826,000 shares of its Class A Common Stock.

          The Company anticipates that depreciation and amortization will approximate $155.0 million for the year in 1994 as compared with $129.0 million in 1993.

          In July 1994, the Company's Board of Directors approved the construction of a new production and distribution facility in Queens, New York, for production of The Times (see Note 5). The cost of the new facility is estimated to be $315.0 million, exclusive of capitalized interest currently projected to be $45.0 million. Construction began in August 1994, with completion expected in the second half of 1997.

          The Company currently anticipates that, inclusive of the Queens facility, capital expenditures for 1994 will range from $190.0 million to $210.0 million.

          During the third quarter, the Company completed the sale of its Women's Magazines Division and U.K. Golf publications (see Note 7). The net after-tax proceeds, including transaction costs and payments received under a non-compete agreement totaling approximately $160.0 million, will be used for general corporate purposes, including the repayment of existing debt and the repurchase of the Company's Class A Common Stock.

                                                THE NEW YORK TIMES COMPANY
                                                Form 10-Q
                                                September 30, 1994
                                                PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Concluded)


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

          The Company is currently not engaged in interest rate swaps or hedging activity of a material nature. The Company has one interest rate swap agreement with a major financial institution to manage interest costs on $50.0 million of notes due in July 1995 (see Note 8).

          In connection with the previously announced fourth-quarter 1993 charges totaling $35.4 million for staff reductions (see Note 6), the Company currently anticipates that the staff reductions and related expenditures will occur during 1994 and into 1995 and that the amounts of these charges will be recovered through reduced costs over a two-year period. The charges cover approximately 300 employees with an average annual wage and benefit cost of $110,000 per employee. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund the amounts through internally generated funds. Through September 30, 1994, approximately $15.4 million has been expended in connection with these charges.

          In January 1994 a definitive agreement was reached regarding the sale of a partnership (BPI Communications, L.P.) in which the Company had a one-third interest. In February and August 1994, the Company received net proceeds of approximately $54.2 million, which was primarily utilized to repay notes payable, which totaled $62.3 million at December 31, 1993.

          In addition to cash provided from operating activities, the Company has several established sources for future liquidity purposes, including several revolving credit and term loan agreements. Currently, $170.0 million is available for borrowing by the Company under these agreements. These revolving credit and term loan agreements support the Company's classification of $162.0 million of debt to long-term. It is the Company's intent to refinance these obligations on a long term basis through the issuance of debt. The Company anticipates that during 1994, cash for operating, investing and financing activities will continue to come from a combination of internally generated funds and external financing.

                                      -21-
                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 September 30, 1994
                                                 PART II. OTHER INFORMATION





Item 6. Exhibits and Reports on Form 8-K

          (a)       Exhibits

                    27.       Financial Data Schedule

          (b)       Reports on Form 8-K


          No reports on Form 8-K have been filed during the period for which this report is filed.

                                      -22-
                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 September 30, 1994
                                                 SIGNATURES

                                    SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE NEW YORK TIMES COMPANY
                                            --------------------------
                                                    (Registrant)


Date:     November 14, 1994                      /S/   D.L. Gorham
          -----------------                 --------------------------------
                                                        (Signature)
                                                       David L. Gorham
                                                   Senior Vice President and
                                                    Chief Financial Officer