Form 10-K
period 1994-12-31
NEW YORK TIMES CO
filed 1995-03-09
CIK 71691

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994        COMMISSION FILE NUMBER 1-5837

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    The aggregate market value of Class A Common Stock held by non-affiliates as of February 27, 1995, was approximately $1.46 billion. As of such date, non-affiliates held 54,094 shares of Class B Common Stock. There is no active market for such stock.

    The number of outstanding shares of each class of the registrant's common stock as of February 27, 1995, was as follows: 97,454,012 shares of Class A Common Stock and 430,178 shares of Class B Common Stock.


                     DOCUMENT INCORPORATED BY REFERENCE                   PART
Proxy Statement for the 1995 Annual Meeting of Stockholders ...........    III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      INDEX TO THE NEW YORK TIMES COMPANY
                                 1994 FORM 10-K

                              -------------------

                                     PART I

ITEM NO.                                                                PAGE

1. Business.........................................................        1
      Introduction..................................................        1
        Summary of Segment Information..............................        1
      Newspapers....................................................        2
        The New York Times..........................................        2
          Circulation...............................................        2
          Advertising...............................................        2
          Production................................................        3
        The Boston Globe............................................        4
          Circulation...............................................        4
          Advertising...............................................        5
          Production................................................        5
        Regional Newspapers.........................................        6
        International Herald Tribune................................        6
      Magazines.....................................................        7
      Broadcasting/Information Services.............................        7
        Broadcasting................................................        7
        Information Services........................................        8
      Forest Products Companies.....................................        8
      Competition...................................................        9
      Employees.....................................................       10
2. Properties.......................................................       10
3. Legal Proceedings................................................       11
4. Submission of Matters to a Vote of Security Holders..............       11
      Executive Officers of the Registrant..........................       11

                                  PART II
5. Market for the Registrant's Common Equity and Related Stockholder
     Matters........................................................       13
6. Selected Financial Data..........................................       13
7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations..........................................       13
8. Financial Statements and Supplementary Data......................       13
9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure...........................................       13

                                  PART III
10. Directors and Executive Officers of the Registrant..............       13
11. Executive Compensation..........................................       13
12. Security Ownership of Certain Beneficial Owners and Management..       13
13. Certain Relationships and Related Transactions..................       13

                                  PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form
      8-K...........................................................       14

                                     PART I

ITEM 1. BUSINESS.

                                  INTRODUCTION

    The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is engaged in diversified activities in the communications field. The Company also has substantial equity interests in a Canadian newsprint company and a Maine supercalendered paper manufacturing partnership.

    The Company currently classifies its businesses into the following segments:

        Newspapers: The New York Times ("The Times"); The Boston Globe, a daily newspaper, and the Boston Sunday Globe (both editions, "The Globe"); 23 other daily and five non-daily newspapers in Alabama, California, Florida, Kentucky, Louisiana, Maine, Mississippi, North Carolina, South Carolina and Tennessee ("Regional Newspapers"); newspaper wholesalers in the New York City and Boston metropolitan areas; and a one-half interest in the International Herald Tribune.

        Magazines: Golf Digest, Golf World, Golf Shop Operations, Tennis, Tennis Buyer's Guide, Cruising World, Sailing World, Sailing Business, Snow Country and Snow Country Business.

        Broadcasting/Information Services: television stations WREG-TV in Memphis, Tennessee, WNEP-TV in Wilkes-Barre/Scranton, Pennsylvania, WHNT-TV in Huntsville, Alabama, WQAD-TV in Moline, Illinois, and KFSM-TV in Fort Smith, Arkansas; radio stations WQXR (FM) and WQEW (AM) in New York City; NYT Video Productions; news, photo and graphics services and news and features syndication; TimesFax; The New York Times Index; and licensing of electronic data bases and microform, CD-ROM products and the trademarks and copyrights of The Times.

SUMMARY OF SEGMENT INFORMATION

    In 1994 the Company's consolidated revenues increased to $2,357,563,000 from $2,019,654,000 in 1993, due principally to the inclusion of the revenues of The Globe for all of 1994, higher advertising and circulation revenues in the Newspaper Group and increased local and national television advertising revenues in the Broadcasting/Information Services Group offset, in part, by decreased revenues resulting from the sales of the Company's Women's Magazines Division and its U.K. golf publications. The Company's net income in 1994 was $213,349,000, or $2.05 per share, compared with $6,123,000, or $.07 per share, in 1993. The 1994 net income includes net pre-tax gains of approximately $200,873,000, or $.99 per share, resulting from the sales of the Company's Women's Magazines Division and its U.K. golf publications and the divestiture of the Company's minority interest in a Canadian newsprint mill. A summary of segment information for the three years ended December 31, 1994, is set forth on pages F-2 and F-3 of this Form 10-K. Also see "Management's Discussion and Analysis" on pages F-4 through F-8 of this Form 10-K.

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

                                   NEWSPAPERS

    The Newspaper Group had revenues of $1,968,252,000 in 1994, compared with $1,537,934,000 in 1993, and an operating profit of $196,067,000 in 1994, compared with $114,332,000 (this amount includes certain special items for 1993 which are discussed in more detail in "Management's Discussion and Analysis" on page F-4 of this Form 10-K). Improvements in operating profit were mainly due to the inclusion of the results of The Globe for an entire year and higher advertising and circulation revenues.

THE NEW YORK TIMES

CIRCULATION

    The Times, a standard-size weekday and Sunday newspaper which commenced publication in 1851, is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 64% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area which includes New York City, Westchester and parts of upstate New York, Connecticut and New Jersey; 36% is sold elsewhere. On Sundays, approximately 63% of the circulation is sold in the greater New York City area and 37% elsewhere. According to reports of the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines on an annual basis, for the semi-annual period ended September 30, 1994, of all seven-day United States newspapers, The Times's daily and Sunday circulations were the largest.

    The Times's average weekday and Sunday circulations for the five 12-month periods ended September 30, 1994, as audited by ABC (except as indicated), are shown in the table below.


                                                       Weekday        Sunday
                                                       (Thousands of copies)
1990................................................   1,128.3        1,695.9
1991................................................   1,160.0        1,730.0
1992................................................   1,175.9        1,757.0
1993................................................   1,183.1        1,783.9
1994 (unaudited)....................................   1,149.7        1,746.7

    During the year ended December 31, 1994, the average weekday circulation of The Times decreased by approximately 36,200 copies to 1,142,800 copies and the average Sunday circulation of The Times decreased by approximately 37,300 copies to 1,743,900 copies. Approximately 52% of the weekday circulation and 42% of the larger Sunday circulation were sold through home and office delivery; the remainder were sold primarily on newsstands.

    The weekly rate charged to subscribers for home-delivered copies of The Times in the New York City metropolitan area is $6.10. The suggested newsstand price of The Times within the New York City metropolitan area is $.60 on weekdays and $2.00 on Sunday. The suggested newsstand price in the New England-Middle Atlantic states outside the New York City metropolitan area is $1.00 on weekdays and $2.50 on Sundays. The suggested newsstand price of the National Edition, distributed throughout the rest of the country, is $1.00 on weekdays and $4.00 on Sundays.

  ADVERTISING

    The Times published 3,733,600 inches of advertising in 1994, compared with 3,608,900 inches in 1993. Both figures include part-run volume, which totaled 925,600 inches in 1994, compared with 854,600 inches in 1993.

    Total volume in The Times for the five years ended December 31, 1994, as measured by The Times, is shown in the table below. The "National" heading in the table below includes such categories as entertainment, financial, magazine and general advertising.

                       Full Run
           -------------------------------                        Preprint
           Retail   National    Classified  Zoned    Total*       Copies
           Inches   Inches      Inches      Inches   Inches       Distributed
          ------   --------   ----------   ------    -------     -----------
                         (Inches and Preprints in Thousands)
1990       805.6    1,273.8     1,490.2     906.2    4,475.8       235,794
1991       732.1    1,117.9     1,061.6     760.9    3,672.5       279,273
1992       700.7    1,106.3       970.6     819.8    3,597.4       269,007
1993       701.2    1,142.5       910.6     854.6    3,608.9       294,906
1994       693.3    1,166.6       948.1     925.6    3,733.6       294,985

- ------------

* All totals exclude preprint inches.

The table includes volume for The New York Times Magazine, which published 2,781 pages of advertising in 1994, compared with 2,857 pages in 1993.

    Advertising rates for The Times increased an average of 5% in January 1994 and in January 1995.

  PRODUCTION

    Generally, The Times is produced at its New York City production facility and at its newly-operational production and distribution facility in Edison, New Jersey.

    The Times is fully photocomposed, and all news is processed through electronic editing terminals and photocomposition equipment. Page images are reproduced on lightweight printing plates through the use of negatives that are produced by laser-scanned paste-ups. The page images are transmitted by direct wire to the platemaking room in the Manhattan facility and by a combination of microwave and satellite transmission from the composing room in the Manhattan facility to the platemaking room in Edison and each of the eight National Edition printing sites around the country.

    The Times initiated a pagination program in the first quarter of 1994, which enables editors to electronically design a newspaper page, including news text, graphics and ads, thereby avoiding all or part of the manual paste-up of the page before it is converted into a printing plate. By the end of 1994, three Sunday sections and a small number of daily pages were paginated. The Times's goal is to paginate the entire newspaper by the end of 1996.

    The Edison facility prints all the advance sections of the Sunday newspaper (except The New York Times Magazine and the Television section) and approximately one-third of the weekday New York edition. The Edison facility houses six 10-unit Goss Colorliner presses as well as modern, automated packaging and distribution equipment. The Times prints four of its advance Sunday sections at Edison in color.

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

    The Times has agreements with two commercial printing companies to print The New York Times Magazine and its Television section.

    In 1994 The Times used approximately 295,200 metric tons of newsprint, which was purchased primarily under long-term contracts from both related (see "Forest Products Companies") and unrelated suppliers. The New York Times Magazine used approximately 21,000 metric tons of supercalendered paper, an intermediate grade of magazine quality paper, in 1994. This supercalendered paper was purchased under long-term contracts from both related (see "Forest Products Companies") and unrelated suppliers. The Times and The New York Times Magazine are not dependent on any one supplier.

THE BOSTON GLOBE

    The Company acquired The Globe on October 1, 1993, pursuant to a merger of a wholly owned subsidiary of the Company into Affiliated Publications, Inc. ("API"). The Globe is owned and published by an API subsidiary, Globe Newspaper Company (as used herein, "The Globe" may also be used to refer to Globe Newspaper Company).

  CIRCULATION

    The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC reports, as of September 25, 1994, the daily circulation of The Globe was the 13th largest of any daily newspaper, and circulation of the Sunday edition was the 8th largest of any Sunday newspaper published in the United States; and its daily and Sunday circulation was the largest of all newspapers published in either Boston or New England.

    During the year ended December 31, 1994, the average weekday circulation of The Globe was approximately equal to 1993 with 504,500 copies and the average Sunday circulation decreased by 9,700 copies to 804,800 copies.

    Approximately 69% of The Globe's total daily circulation and 55% of The Globe's total Sunday circulation were sold through home or office delivery; the remainder were sold primarily on newsstands. Virtually all of The Globe's home-delivered circulation is delivered through The Globe's distribution subsidiary, Community Newsdealers Inc.

    Within the 30-mile radius of Boston, the newsstand price of the daily edition of The Globe during 1994 was $.35. The newsstand price for copies sold more than 30 miles from Boston was $.50. The newsstand price of the Sunday edition of The Globe was increased from $1.50 to $1.75, effective April 3, 1994, for copies sold more than 30 miles from Boston, and effective October 2, 1994, within that radius. The seven-day home delivery price for the newspaper was $4.00 throughout 1994 within the 30-mile radius, but was increased to $4.50, effective September 26, 1994, beyond that area.

    The following table shows the average weekday and Sunday paid circulation of The Globe for the editions and the periods indicated, as audited by ABC (except as indicated).

    Period                                         Weekday     Sunday
- -----------------------------------------------   ---------    -------
52 Weeks ended March 27, 1994..................     504,069    814,664
26 Weeks ended September 26, 1994 (unaudited)..     506,545    811,100

  ADVERTISING

    The Globe's total advertising volume by category of advertising for the two years ended December 31, 1994, for all editions, as measured by The Globe, is set forth below:

                       Full Run
            ------------------------------                          Preprint
            Retail    National   Classified  Zoned     Total*       Copies
            Inches    Inches     Inches      Inches    Inches       Distributed
            ------    --------   ----------  -------   -------      -----------
                        (Inches and Preprints in Thousands)
1993        816.9     547.9      1,121.3     252.4     2,738.5      640,241
1994        830.7     562.4      1,217.5     273.6     2,884.2      702,757

- ------------

* All totals exclude preprint inches.

    Advertising rates in each category of advertising, except for classified real estate, were adjusted in 1994. The latest increase in retail advertising rates occurred on January 1, 1995. Increases in national and classified advertising rates occurred effective July 1, 1994, and August 1, 1994, respectively. These increases ranged from 3.5% to 4.8%.

  PRODUCTION

    All editions of The Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Massachusetts, satellite plant. Both of the plants use Goss Metroliner offset presses. The Boston plant has a comprehensive computerized information system utilizing terminals for entering news and advertising copy into its phototext setting equipment. The data for printing The Globe at the Billerica plant are delivered by dedicated telephone lines. The Globe also owns a Sunday pre-print storage, inserting and packaging plant in Westwood, Massachusetts.

    The Globe's pagination project, which started in 1989, continued according to plan as full-page output doubled in 1994 to approximately 700 pages per week, or almost 50% of The Globe's pages produced weekly. The pagination process outputs all page elements, including text, graphics, images and advertising (both classified agate as well as display), thus eliminating the need for manual paste-up of the pages. The Globe plans to paginate most of the remaining portions of the newspaper by early 1996.

    In 1994 The Globe used approximately 136,600 metric tons of newsprint. The major portion was purchased under long-term contracts with related (see "Forest Product Companies") and unrelated suppliers; The Globe is not dependent on any one supplier.

REGIONAL NEWSPAPERS

    The Company currently owns 23 daily and five non-daily smaller-city newspapers.


                    Daily Newspapers
                    ----------------

Sarasota Herald-Tribune        The Courier (Houma, La.)
  (Fla.)                       Daily Commercial
The Press Democrat (Santa        (Leesburg, Fla.)
  Rosa, Cal.)                  Times-News
The Ledger (Lakeland, Fla.)      (Hendersonville, N.C.)
The Gainesville Sun (Fla.)     Daily World (Opelousas, La.)
Santa Barbara                  The Dispatch (Lexington, N.C.)
  News-Press (Cal.)            Lenoir News-Topic (N.C.)
Spartanburg                    Daily Comet (Thibodaux, La.)
  Herald-Journal (S.C.)        Palatka Daily News (Fla.)
Wilmington Morning Star        The Messenger
  (N.C.)                         (Madisonville, Ky.)
Ocala Star-Banner (Fla.)       The Daily Corinthian
Times Daily                      (Corinth, Miss.)
  (Florence, Ala.)             Lake City Reporter (Fla.)
The Tuscaloosa News (Ala.)     State Gazette (Dyersburg,
The Gadsden Times (Ala.)         Tenn.)


  Non-Daily Newspapers
  --------------------

  York County Coast Star
    (Kennebunk, Me.)
  The News-Sun (Sebring/
    Avon Park, Fla.)
  Marco Island Eagle
    (Fla.)
  News-Leader
    (Fernandina Beach, Fla.)
  The Banner-Independent
    (Booneville, Miss.)









    The regional daily newspapers' weekday circulation for the year ended December 31, 1994 decreased 7,500 copies to 843,500 copies, and Sunday circulation decreased 2,300 copies to 851,400 copies; the circulation of the non-dailies decreased 19,600 copies to 53,100 copies. The decrease in circulation of the non-dailies was attributable primarily to the sale of two weekly Georgia newspapers, The Forsyth County News (Cumming) and The Winder News (Winder). Advertising volume, stated on the basis of six columns per page, was 17,086,800 inches in 1994, compared with 16,378,900 inches in 1993. Preprints distributed in 1994 were 962,867,000, compared with 930,390,000 in 1993.

    All of the Regional Newspapers are produced by photocomposition and offset printing. In 1994 the Regional Newspapers used approximately 103,600 metric tons of newsprint, which was purchased under long-term contracts from both related (see "Forest Products Companies") and unrelated suppliers. The Regional Newspapers are not dependent on any one supplier.

INTERNATIONAL HERALD TRIBUNE

    The Company owns a one-half interest in the International Herald Tribune S.A., which publishes the International Herald Tribune. The newspaper is edited in Paris and printed simultaneously in Frankfurt, Hong Kong, London, Marseille, New York, Paris, Rome, Singapore, The Hague, Tokyo and Zurich. The other one-half interest is owned by The Washington Post Company.

                                   MAGAZINES

    The Company's Magazine Group had revenues of $280,061,000 in 1994, compared with $394,463,000 in 1993, and operating profit of $19,204,000 in 1994, compared with $12,330,000 in 1993. The decrease in revenues is primarily due to the sale of the Women's Magazines Division in the third quarter of 1994.

    On July 26, 1994, the Company sold its Women's Magazines Division to Gruner+Jahr Printing and Publishing Co. On August 12, 1994, the Company sold Golf World (U.K.), Golf Illustrated Weekly and Golf Industry News to EMAP plc. The net after-tax proceeds to the Company from these sales, inclusive of a four-year $40,000,000 non-competition agreement entered into in connection with the Women's Magazines sale, were approximately $160,000,000. (See Note 2 of Notes to Consolidated Financial Statements.)

    All of the Company's magazines are printed under long-term contracts with unrelated printers. In 1994 the magazines used approximately 18,000 metric tons of coated paper, all of which was purchased from unrelated suppliers under long-term contracts.

    As of December 31, 1994, the Company published the magazines listed in the chart below:


                          PUBLICATION
   MAGAZINE                  CYCLE          SUBJECT/AUDIENCE       RATE BASE
- -----------------     ------------------    --------------------   ---------
Golf Digest......     Monthly               Golf                   1,450,000
Tennis...........     Monthly               Tennis                   800,000
Snow Country.....     8 issues per year     Skiing/mountain          465,000
                                            lifestyle
Cruising World...     Monthly               Recreational sailors     143,000
Golf World ......     45 issues per year    Golf                     140,000
Sailing World....     Monthly               Racing sailors            61,000
Golf Shop
  Operations.....     10 issues per year    Golf trade                16,900
Snow Country
  Business.......     6 issues per year     Ski trade                 12,900
Tennis Buyer's
  Guide..........     6 issues per year     Tennis trade              10,200
Sailing Business.     6 issues per year     Sailing trade              8,500



                                     PERCENTAGE                    PERCENTAGE
                                      INCREASE                      INCREASE
                                    (DECREASE) IN                  (DECREASE) IN
                                       AVERAGE                      ADVERTISING
                      AVERAGE       CIRCULATION   ADVERTISING         PAGES
   MAGAZINE         CIRCULATION1     OVER 1993      PAGES2          OVER 1993
- ------------------  ------------   -------------  -----------     -------------
Golf Digest.......    1,467,000         (0.5)        1,321             (1.7)
Tennis............      803,000         (0.1)          823              3.5
Snow Country......      471,000          8.6           818             22.3
Cruising World....      148,000          0.1         1,320             12.9
Golf World .......      143,000          0.8         1,780              9.7
Sailing World.....       70,000          8.5           579              4.3
Golf Shop
  Operations......       17,000         (1.1)        1,450              (1.3)
Snow Country
Business..........       14,000        (12.7)          343              13.6
Tennis Buyer's
Guide...........         11,000          8.6           263             (19.3)
Sailing Business..        9,000          5.9            93               0.0

- ------------
1 As reported by the publisher to ABC or the Business Publications Association.

2 As reported by the publisher to Publisher's Information Bureau ("PIB"); or, in the case of trade publications, as calculated by the publisher using the same methodology as for PIB.

                       BROADCASTING/INFORMATION SERVICES

    The Broadcasting/Information Services Group had revenues of $109,250,000 in 1994, up from $87,257,000 in 1993, and an operating profit of $25,048,000 in 1994, compared with $19,403,000 in 1993. Higher national and local advertising revenues at the Company's television stations accounted for the improved results.

BROADCASTING

    The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. Each television station's license is for a five-year term. The licenses for WREG-TV (Memphis, Tenn.), WHNT-TV (Huntsville, Ala.), WQAD-TV (Moline, Ill.) and KFSM-TV (Fort Smith, Ark.) will expire in 1997. The license of WNEP-TV (Wilkes-Barre/Scranton, Pa.) will expire in 1999.

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

    WREG-TV, WQAD-TV and KFSM-TV are in the VHF band; WNEP-TV and WHNT-TV are in the UHF band, as are all other stations in their markets. According to A. C. Nielsen Company, Memphis is the 42nd largest television market in the United States, Wilkes-Barre/Scranton is the 47th largest market, Huntsville is the 83rd largest market, Moline is part of the Quad Cities market, the 88th largest, and Fort Smith is the 118th largest market.

    The Broadcasting/Information Services Group produces high quality commercial video and television programming through NYT Video Productions.

    The Company's two radio stations serve the New York City metropolitan area. WQXR (FM) is currently the only commercial classical music station serving this market. WQEW (AM) is the only station that offers a format of American popular standards for the market. The licenses of WQEW(AM) and WQXR(FM) were renewed during 1994 and will expire on February 1, 1998.

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

    In 1994 the Company continued to expand its distribution of TimesFax, a six- to eight-page synopsis of The Times delivered to customers' facsimile machines or personal computers in markets where The Times is not easily available. In addition to distribution by satellite to cruise ships and U.S. Navy vessels, TimesFax is distributed to hotels, governments and corporations in over 50 countries and territories. In 1994 the Company also continued to expand its distribution of its first industry-specific fax product, The Monday Media edition, a weekly six-page synopsis of media-related news distributed to media and advertising executives.

    NYT New Media/New Products develops and markets new services, including CD-ROM disks for consumers, database marketing and multimedia education services. In 1994, New Media created and introduced @TIMES, an online service which carries information from The Times on America Online and is one of its most frequently accessed services. NYT Custom Publishing designs, writes, edits, produces, sells and markets magazines for clients under contract.

    NYT Business Information Services, through the group's Index department and Times On-Line Services, Inc., creates The New York Times Index and computer-retrievable data bases. The Company licenses LEXIS/NEXIS and DataTimes to store, market and distribute its on-line computer data bases and University Microfilms, Inc. to produce and sell The New York Times Index and The Times on microform and CD-ROM. The Company also makes material from The Times available online through a license agreement with Dow Jones Business Information Services.

                           FOREST PRODUCTS COMPANIES

    In December 1994 the Company divested its minority interest in Gaspesia Pulp & Paper Company Ltd. ("Gaspesia"), a Canadian newsprint mill. The Company transferred its interest to Abitibi-Price, Inc. ("Abitibi"), the majority owner. The Company purchased 144,000 metric tons of newsprint in 1994 from Abitibi, and in connection with the divestiture of its interest in Gaspesia, the Company entered into a new long-term agreement to purchase newsprint from Abitibi.

    The Company has equity interests in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie") and in a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison") (collectively, the "Forest Products Companies"). Neither of these companies' debt is guaranteed by the Company. The Company's equity in operations (an after-tax amount) of these businesses in 1994 was a profit of $3,264,000 compared with a loss of $4,852,000 in 1993, exclusive of a $47,000,000 non-cash charge to write down the Company's investment in Gaspesia to its expected net realizable value. The improved year over year results are due principally to the fact that the Company did not record operating losses for Gaspesia in 1994 following the 1993 write-down of the Company's investment in Gaspesia. Higher sales prices in 1994 also improved the Forest Products Companies' results. The Company believes that this favorable trend will continue in 1995.

    The Company has a 49% equity interest in Malbaie. The other 51% is owned by Donohue, Inc. ("Donohue"), a publicly-traded Canadian company whose voting shares are controlled by Quebecor, a Canadian publishing company. Malbaie purchases pulp from Donohue and manufactures newsprint from this raw material on the paper machine it owns within the Donohue paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Donohue for its pulp. The production capacity of Malbaie in 1994 was 196,000 metric tons. In 1994 Malbaie produced 194,000 metric tons of newsprint, 84,000 tons of which were sold to the Company with the balance sold to Donohue for resale.

    The primary raw material used by the Company is newsprint. In 1994 the Company consumed approximately 535,400 metric tons of newsprint purchased from a number of suppliers in addition to Gaspesia and Malbaie. The Company believes it has an adequate supply of newsprint available through contracts at market prices from its various suppliers.

    Madison is a partnership between Northern SC Paper Corporation ("Northern") and a subsidiary of Myllykoski Oy, a Finnish papermaking company. The Company owns 80% of Northern, and Myllykoski Oy, through a subsidiary, owns the remaining 20%. Madison produces supercalendered paper at its facility in Madison, Maine. Madison purchases all its wood from local suppliers, mostly under long-term contracts. In 1994 Madison produced 173,000 metric tons, 11,000 tons of which were sold to the Company. In 1995 Madison's five largest customers (which do not include the Company) are expected to purchase approximately 49% of Madison's budgeted production.

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

                                  COMPETITION

    The Times competes with newspapers of general circulation in New York City and its suburbs. The Times also competes in varying degrees with national publications such as The Wall Street Journal and USA Today and with television, radio and other media. Based on a specially prepared report by Leading National Advertisers Incorporated, an independent agency that measures advertising revenue, and The Times's own internal analysis, The Times believes that it ranks first in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area. The Regional Newspapers and the International Herald Tribune compete with a variety of other advertising media in their respective markets.

    The Globe competes with other newspapers distributed in Boston and its neighboring suburbs. However, the only major daily metropolitan newspaper in direct competition with The Globe is The

Boston Herald (daily and Sunday), whose publisher and sole stockholder (through Herald Media, Inc.) is Patrick J. Purcell. The Globe also competes with other communications media, such as direct mail, magazines, radio, television (including cable television), and weekly, suburban and nationally distributed newspapers. Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc., for the 12-month period ending December 31, 1994, The Globe ranked first in advertising inches among all newspapers published in Boston and New England.

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

                                   EMPLOYEES

    As of December 31, 1994, the Company had approximately 12,800 full-time employees.

    Approximately 3,355 full-time employees of The Times and City & Suburban Delivery Systems, which operates its wholesaler business, are represented by 14 unions. The Times has collective bargaining agreements effective through March 30, 2000 with all of its six production unions and with all of its eight non-production unions. The production agreements enabled The Times to begin full operation of its Edison production and distribution facility in February 1993. Three other entities owned by the Company (The Press Democrat, WQXR and WQEW) also have collective bargaining agreements covering certain of their employees.

    API and its subsidiaries, including The Globe, employ approximately 3,100 employees full-time. Of these, approximately 2,100 are represented by 12 unions. As of December 31, 1994, labor agreements with nine of its 11 mechanical unions were in effect with expiration dates ranging from December 31, 1995 to December 31, 2001. Labor agreements with two of the other mechanical unions expired on December 31, 1992; negotiations are proceeding with respect to these new agreements, both of which The Globe expects to be completed during early 1995. The agreement with The Boston Globe Employees' Association, an affiliate of The Newspaper Guild, expired December 31, 1994. Negotiations have commenced and The Globe expects them to be successfully completed.

ITEM 2. PROPERTIES.

    The Times: The Company owns its headquarters at 229 West 43d Street, New York, New York. The building has 15 stories and approximately 714,000 square feet of floor space and serves as a publishing facility for The Times.

    The other publishing facility is located in Edison, New Jersey. This 1,300,000 square foot facility is occupied pursuant to a long-term lease with renewal and purchase options. The Edison production and distribution facility began producing newspapers in September 1992, and produces all of the advance Sunday sections of The Times (except The New York Times Magazine and the Television section) and approximately one-third of the weekday and Sunday New York edition. (See Notes 3, 8 and 13 of Notes to Consolidated Financial Statements.)

    The Edison facility replaced an older production facility in Carlstadt, New Jersey, which was closed in February 1993. The Company completed removal of equipment from the facility in September 1994 and has commenced marketing of the Carlstadt facility for lease.

    The Edison facility is the first step in a plan to modernize the production facilities of The Times. To complete this modernization, the Company plans to replace the production facility housed in the basement at its 43d Street facility.

    In December 1993 the Company executed a lease agreement and related agreements with the City of New York under which the Company is leasing a 31-acre site in College Point, Queens to replace the 43d Street production facility. The Company has the option to purchase the property at any time prior to the end of the lease in 2019. In August 1994 the Company began construction, and it expects the 515,000 square-foot printing and distribution plant to be operational in the second half of 1997. Together with the Edison plant, the College Point facility will provide a number of benefits, including later deadlines, color in the daily paper, increased flexibility in paging and sectioning the paper and daily advertising inserts. (See Note 8 of Notes to Consolidated Financial Statements.)

    The Globe owns its printing plants in Boston and Billerica, Massachusetts, as well as its Sunday pre-print storage, inserting and packaging plant in Westwood, Massachusetts. The Globe and its subsidiaries own or lease office and other facilities that are suitable and adequate for their current activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

        EXECUTIVE OFFICERS OF THE REGISTRANT

                               Employed
                                  By
                              Registrant            Position(s) As Of
Name                     Age    Since               March 9, 1995(1)
- ---------------------    ---  ----------  --------------------------------------
CORPORATE OFFICERS

Arthur Ochs Sulzberger.. 69      1951     Chairman (since 1973); Chief Executive
                                           Officer; Director; Publisher of The
                                           New York Times ("The Times") (1963
                                           to 1992)

Lance R. Primis......... 48      1969     President and Chief Operating Officer
                                           (since 1992); President and General
                                           Manager of The Times (1988 to 1992)

                              Employed
                                 By
                             Registrant                  Position(s) As Of
Name                     Age    Since                     March 9, 1995(1)
- ------------------------ ---  ----------   -------------------------------------
Katharine P. Darrow..... 51      1970      Senior Vice President (since 1993),
                                           Broadcasting, Corporate Development
                                             and Human Resources; Vice President
                                             (1988-1993), Broadcasting/Informa-
                                             tion Services and Corporate
                                             Development

David L. Gorham......... 62      1974      Senior Vice President and Chief
                                             Financial Officer (since 1980);
                                             Treasurer (1988 to 1992)

Frank R. Gatti.......... 48      1974      Vice President (since 1988);
                                             Corporate Controller

Leslie A. Mardenborough. 46      1981      Vice President, Human Resources
                                             (since 1990); Director, Corporate
                                             Personnel (1987 to 1990)

Gordon Medenica......... 43      1982      Vice President, Operations and
                                             Planning (since 1993); Vice
                                             President, Corporate Planning (1990
                                             to 1993); Director, Planning (1986
                                             to 1990)

Thomas H. Nied.......... 52      1977      Vice President, Taxation (since
                                             1990); Tax Director (1977 to 1990)

Solomon B. Watson IV.... 50      1974      Vice President (since 1990); General
                                             Counsel (since 1989)

Laura J. Corwin......... 49      1980      Secretary (since 1989) and Corporate
                                             Counsel (since January 1993)

Richard G. Thomas....... 46      1977      Treasurer (since 1992); Assistant
                                             Treasurer (1983 to 1992)

OPERATING UNIT EXECUTIVES

James W. FitzGerald..... 56      1968      President, Sports/Leisure Division of
                                             the Company's Magazine Group (since
                                             1985)

Stephen Golden.......... 47      1974      Vice President, Forest Products,
                                             Health, Safety and Environmental
                                             Affairs (since 1992); President and
                                             General Manager of the Company's
                                             Forest Products Group (since
                                             January 1994); Vice President,
                                             Forest Products (1990 to 1992);
                                             Director, Forest Products Group
                                             (1987 to 1990)

C. Frank Roberts........ 51      1970      Vice President, Broadcasting (since
                                             1986)

Arthur O. Sulzberger, Jr 43      1978      Publisher of The Times (since 1992);
                                             Deputy Publisher of The Times (1988
                                             to 1992)

William O. Taylor....... 62      1993      Publisher of The Boston Globe (since
                                             1978) and Chairman and Chief
                                             Executive Officer of Globe
                                             Newspaper Company (since 1982)

James C. Weeks.......... 52      1971      President, Regional Newspaper Group
                                             of the Company (since 1993); Senior
                                             Vice President, Operations,
                                             Regional Newspaper Group (1988 to
                                             1993)

- ------------
(1) During the past five years, all of the executive officers listed above have held positions which were the same or substantially similar to those they currently hold except as indicated above.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    The information required by this item appears at page F-27 of this Form
10-K.

ITEM 6. SELECTED FINANCIAL DATA.

    The information required by this item appears at page F-1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item appears at pages F-4 to F-8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item appears at pages F-2, F-3, pages F-9 to F-26 and page F-28 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this item is incorporated by reference to pages 9 to 13 of the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference to pages 14 to 20 of the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference to pages 1 to 8 of the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference to page 14 and pages 17 to 20 of the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
    (a) DOCUMENTS FILED AS PART OF THIS REPORT

        (1) FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

           (a) The consolidated financial statements of the Company are filed as part of this Form 10-K and are set forth on pages F-2, F-3 and F-9 to F-26. The report of Deloitte & Touche LLP, Independent Public Accountants, dated February 9, 1995, is set forth on page F-27 of this Form 10-K.

           (b) The following additional consolidated financial information is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements set forth on pages F-2, F-3 and F-9 to F-26. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements at the aforementioned pages.

                                                                     Page
                                                                  ----------
    Independent Auditors' Consent...............................  Exhibit 23
    Consolidated Schedules for the Three Years Ended December
      31, 1994:
    II--Valuation and Qualifying Accounts........................     S-1

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

           (2.2) Stockholders Agreement dated as of June 11, 1993, by and between the Company and the other parties signatory thereto (filed as Exhibit 2.1 to the Form S-4 Registration Statement, Registration No. 33-50043, on August 23, 1993, and included as Annex II to the Joint Proxy Statement/Prospectus included in such Registration Statement, and incorporated by reference herein).

           (2.3) Asset Purchase Agreement between the Company, The Family Circle, Inc., Retail Magazines Marketing Company, Inc. and Gruner + Jahr Printing and Publishing Co., dated as of June 17, 1994 (filed as an Exhibit to the Company's Form 10-Q dated August 10, 1994, (Exhibits omitted - The Company agrees to furnish a copy of any exhibit to the Commission upon request), and incorporated by reference herein).

           (2.4) Fulfillment Agreement between the Company, The Family Circle, Inc. and Gruner + Jahr Printing and Publishing Co., dated as of July 26, 1994 (filed as an Exhibit to the Company's Form 10-Q dated August 10, 1994, and incorporated by reference herein).

           (3.1) Certificate of Incorporation as amended by the Class A and Class B stockholders and as restated on September 29, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (3.2) By-laws as amended through February 17, 1994 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

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

           (9.1) Globe Voting Trust Agreement, dated as of October 1, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

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

           (10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through December 15, 1994.

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

           (10.7) Agreement of Lease, dated as of December 15, 1993, between The City of New York, Landlord, and the Company, Tenant (as successor to New York City Economic Development Corporation (the "EDC"), pursuant to an Assignment and Assumption of Lease With Consent, made as of December 15, 1993, between the EDC, as Assignor, to the Company, as Assignee) (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.8) Funding Agreement #1, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.9) Funding Agreement #2, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.10) Funding Agreement #3, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.11) Funding Agreement #4, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.12) New York City Public Utility Service Power Service Agreement, made as of May 3, 1993, between The City of New York, acting by and through its Public Utility Service, and The New York Times Newspaper Division of the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.13) Employment Agreement, dated May 19, 1993, between API, Globe Newspaper Company and William O. Taylor (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.14) API's 1989 Stock Option Plan (filed as Annex F-1 to API's Proxy Statement-Joint Prospectus, dated as of April 28, 1989, contained in API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (10.15) API's Supplemental Executive Retirement Plan, as amended effective September 15, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.16) API's 1990 Stock Option Plan (Restated 1991) (filed as
       Exhibit 1 to API's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1991 (Commission File No. 1-10251), and incorporated by reference herein).

           (10.17) Form of Substituted Stock Option Agreement/Incentive 86 among API, its predecessor company and certain employees (filed as Exhibit
       10.27 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (10.18) Form of Substituted Stock Option Agreement/Incentive 87 among API, its predecessor company and certain employees (filed as Exhibit
       10.29 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (10.19) Form of Substituted Stock Option Agreement/Incentive 88 among API, its predecessor company and certain employees (filed as Exhibit
       10.31 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (21) Subsidiaries of the Company

           (23) Consent of Deloitte & Touche LLP

           (27) Financial Data Schedule

    (b) REPORTS ON FORM 8-K

        During the quarter ended December 31, 1994, no reports on Form 8-K were filed. On January 6, 1995, the Company filed a report on Form 8-K dated December 12, 1994 relating to the disposition of the Company's interest in Gaspesia Pulp & Paper Company Ltd., a Canadian newsprint mill. On March 1, 1995, the Company filed a report on Form 8-K dated February 24, 1995 relating to the Company's announcement of an agreement with Narragansett Television, Inc. to purchase WTKR-TV, Norfolk, Virginia.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
Date: March 9, 1995
(Registrant)
                                          THE NEW YORK TIMES COMPANY
                                           By:    LAURA J. CORWIN
                                               .................................
                                                  Laura J. Corwin, Secretary

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                        TITLE                     DATE
- --------------------------  --------------------------------  --------------
  ARTHUR OCHS SULZBERGER    Chairman (Chief                    March 9, 1995
                              Executive Officer),
                              Director
      JOHN F. AKERS         Director                           March 9, 1995
      FRANK R. GATTI        Vice President,                    March 9, 1995
                              Corporate Controller
                              (Principal Accounting
                              Officer)
     RICHARD L. GELB        Director                           March 9, 1995
  LOUIS V. GERSTNER, JR.    Director                           March 9, 1995
     DAVID L. GORHAM        Senior Vice President and Chief    March 9, 1995
                              Financial Officer (Principal
                              Financial Officer)
    MARIAN S. HEISKELL      Director                           March 9, 1995
A. LEON HIGGINBOTHAM, JR.   Director                           March 9, 1995
     RUTH S. HOLMBERG       Director                           March 9, 1995
    ROBERT A. LAWRENCE      Director                           March 9, 1995
     GEORGE B. MUNROE       Director                           March 9, 1995
   CHARLES H. PRICE II      Director                           March 9, 1995
     LANCE R. PRIMIS        President (Chief Operating         March 9, 1995
                              Officer)
     GEORGE L. SHINN        Director                           March 9, 1995
    DONALD M. STEWART       Director                           March 9, 1995
   JUDITH P. SULZBERGER     Director                           March 9, 1995
    WILLIAM O. TAYLOR       Director                           March 9, 1995
      CYRUS R. VANCE        Director                           March 9, 1995

                                  THE NEW YORK TIMES COMPANY

                            1994 Consolidated Financial Statements

- --------------------------------------------------------------------------------
Contents                                                                    Page
- --------------------------------------------------------------------------------


Financial Highlights ..............................................         F-1

Segment Information ...............................................         F-2

Management's Discussion and Analysis ..............................         F-4

Consolidated Statements of Operations .............................         F-9

Consolidated Balance Sheets .......................................         F-10

Consolidated Statements of Cash Flows .............................         F-12

Consolidated Statements of Stockholders' Equity ...................         F-14

Notes to Consolidated Financial Statements ........................         F-15

Independent Auditors' Report ......................................         F-27

Management's Responsibilities Report ..............................         F-27

Market Information ................................................         F-27

Quarterly Information .............................................         F-28

Ten-Year Supplemental Financial Data ..............................         F-29

FINANCIAL HIGHLIGHTS
- --------------------------------------------------------------------------------
Dollars in thousands except per            Year Ended December 31
  share data
                                               1994          1993         1992
- --------------------------------------------------------------------------------
REVENUES AND INCOME
Revenues                                $ 2,357,563   $ 2,019,654  $ 1,773,535
Operating profit                            211,242       126,581       88,408
Income before income taxes and
  equity in operations of forest
  products group                            383,953       101,206        8,525
Income (Loss) before equity
  in operations of forest
  products group                            210,085        57,975       (2,554)
Equity in operations of
  forest products group                       3,264       (51,852)      (8,718)
Income (Loss) before net
   cumulative effect of
   accounting changes                       213,349         6,123      (11,272)
Net cumulative effect of
   accounting changes                            --            --      (33,437)
Net income (loss)                           213,349         6,123      (44,709)
- --------------------------------------------------------------------------------
FINANCIAL POSITION
Property, plant and
  equipment - net                         1,158,751     1,112,024      902,755
Total assets                              3,137,631     3,215,204    1,994,974
Long-term debt and capital
  lease obligations                         523,196       460,063      206,911
Common stockholders' equity               1,543,539     1,598,883      999,630
- --------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Income (Loss) before net
  cumulative effect of accounting
  changes                                      2.05           .07         (.14)
Net cumulative effect of
  accounting changes                             --            --         (.43)
Net income (loss)                              2.05           .07         (.57)
Dividends                                       .56           .56          .56
Common stockholders' equity
  (end of year)                               15.71         14.96        12.54
- --------------------------------------------------------------------------------
KEY RATIOS (See notes below)
Operating profit to revenues                      9%            6%           5%
Income before equity in operations
  of forest products group to revenues            5%            3%           2%
Return on average stockholders' equity            7%           --            2%
Return on average total assets                    3%           --            1%
Long-term debt and capital lease
  obligations to total capitalization            25%           22%          17%
Current assets to current liabilities           .91           .89         1.08
- --------------------------------------------------------------------------------
EMPLOYEES                                    12,800        13,000       10,100
- --------------------------------------------------------------------------------


FINANCIAL HIGHLIGHTS
- --------------------------------------------------------------------------------
Dollars in thousands except per share data       Year Ended December 31

                                                        1991             1990
- --------------------------------------------------------------------------------
REVENUES AND INCOME
Revenues                                         $ 1,703,101      $ 1,776,761
Operating profit                                      93,639          129,779
Income before income taxes and equity in
  operations  of forest products group                63,053          110,190
Income (Loss) before equity
  in operations of forest products group              41,293           60,871
Equity in operations of forest products group          5,700            3,965
Income (Loss) before net cumulative effect
   of accounting changes                              46,993           64,836
Net cumulative effect of accounting changes               --               --
Net income (loss)                                     46,993           64,836
- --------------------------------------------------------------------------------
FINANCIAL POSITION
Property, plant and equipment - net                  966,593        1,013,430
Total assets                                       2,127,981        2,149,623
Long-term debt and capital lease obligations         213,487          319,449
Common stockholders' equity                        1,073,442        1,055,785
- --------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Income (Loss) before net cumulative
  effect of accounting changes                           .61              .85
Net cumulative effect of accounting changes               --               --
Net income (loss)                                        .61              .85
Dividends                                                .56              .54
Common stockholders' equity (end of year)              13.70            13.68
- --------------------------------------------------------------------------------
KEY RATIOS (See notes below)
Operating profit to revenues                               5%               7%
Income before equity in operations
  of forest products group to revenues                     2%               3%
Return on average stockholders' equity                     4%               6%
Return on average total assets                             2%               3%
Long-term debt and capital lease obligations
  to total capitalization                                 17%              23%
Current assets to current liabilities                    .89              .81
- --------------------------------------------------------------------------------
EMPLOYEES                                             10,100           10,400
- --------------------------------------------------------------------------------


In 1994, the Company sold its Women's Magazines Division and U.K. golf publications, and divested a minority interest in a Canadian paper mill ("Gaspesia") (see Note 2). As a result of these transactions, the Company recorded a net pre-tax gain of approximately $200.9 million ($103.3 million after taxes or $.99 per share). These transactions are not reflected in the 1994 income amounts used in the applicable key ratio calculations presented above.

Amounts for 1993 were affected by the October 1, 1993 acquisition of The Boston Globe (see Note 2).

For 1993, return on average stockholders' equity and return on average total assets are less than 1 percent due to several factors which lowered net income for the year. See Management's Discussion and Analysis on page F-4.

In September 1992, the Company closed The Gwinnett (Ga.) Daily News and sold the residual assets. The closing and related sale resulted in a pre-tax loss of $53.8 million ($37.1 million after taxes or $.47 per share). This transaction is not reflected in the 1992 income amounts used in the applicable key ratio calculations presented above.


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

SEGMENT INFORMATION
- ------------------------------------------------------------------------------

The Company has classified its business into the following segments and equity interests:


NEWSPAPERS: The New York Times, The Boston Globe, 28 regional newspapers, newspaper wholesalers and a one-half interest in the International Herald Tribune S.A.


MAGAZINES: Numerous publications and related activities in the sports/leisure field.


BROADCASTING/INFORMATION SERVICES: Five network-affiliated television stations, two radio stations, a news service, a features syndicate, TimesFax and licensing operations of The New York Times databases and microfilm.


FOREST PRODUCTS: Equity interests in a newsprint company and a partnership in a supercalendered paper mill that together supply a portion of the Newspaper Group's annual paper requirements.

- ------------------------------------------------------------------------------
Dollars in thousands                       Year Ended December 31
                                             1994            1993         1992
- ------------------------------------------------------------------------------
REVENUES
Newspapers                             $1,968,252      $1,537,934   $1,306,952
Magazines                                 280,061         394,463      386,120
Broadcasting/Information services         109,250          87,257       80,463
- -------------------------------------------------------------------------------
Total                                  $2,357,563      $2,019,654   $1,773,535
- -------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Newspapers                             $  196,067      $  114,332   $   81,173
Magazines                                  19,204          12,330        9,929
Broadcasting/Information services          25,048          19,403       14,766
Unallocated corporate expenses            (29,077)        (19,484)     (17,460)
- -------------------------------------------------------------------------------
Total                                     211,242         126,581       88,408
Interest expense, net of
  interest income                          28,162          25,375       26,115
Net gain (loss) on dispositions           200,873              --      (53,768)
- -------------------------------------------------------------------------------
Income before income taxes
  and equity in operations of
  forest products group                   383,953         101,206        8,525
Income taxes                              173,868          43,231       11,079
- -------------------------------------------------------------------------------
Income (Loss) before equity in
  operations of forest products
  group                                   210,085          57,975       (2,554)
Equity in operations of forest
  products group                            3,264         (51,852)      (8,718)
- -------------------------------------------------------------------------------
INCOME (LOSS) BEFORE
  NET CUMULATIVE
EFFECT OF ACCOUNTING CHANGES           $  213,349      $    6,123   $  (11,272)
- -------------------------------------------------------------------------------
See notes to consolidated financial statements.

SEGMENT INFORMATION
- ------------------------------------------------------------------------------
Dollars in thousands                              Year Ended December 31
                                               1994         1993          1992
- ------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
Newspapers                               $  135,507   $   98,957    $   74,495
Magazines                                     7,593       18,616        20,628
Broadcasting/Information services            10,373       10,731        12,424
Corporate                                       784          528           385
- ------------------------------------------------------------------------------
Total                                    $  154,257   $  128,832    $  107,932
- ------------------------------------------------------------------------------
CAPITAL EXPENDITURES
Newspapers                               $  185,616   $   71,746    $   42,675
Magazines                                       906        3,059         1,888
Broadcasting/Information services             5,619        3,323         1,863
Corporate                                       794        1,491           903
- ------------------------------------------------------------------------------
Total                                    $  192,935   $   79,619    $   47,329
- ------------------------------------------------------------------------------
IDENTIFIABLE ASSETS AT DECEMBER 31
Newspapers                               $2,717,945   $2,676,779    $1,321,667
Magazines                                    91,797      247,723       255,777
Broadcasting/Information services           115,882      113,675       117,679
Corporate                                   126,574      101,007       160,459
Investment in forest products group          85,433       76,020       139,392
- ------------------------------------------------------------------------------
Total                                    $3,137,631   $3,215,204    $1,994,974
- ------------------------------------------------------------------------------
See notes to consolidated financial statements.


Magazine Group amounts for 1994 have been affected by the dispositions of the Women's Magazines Division and the U.K. golf publications (see Note 2).


Newspaper Group amounts for 1994 have been affected by the inclusion of The Boston Globe's operations for the entire year, while the 1993 amounts only include its operations from the October 1, 1993 acquisition date (see Note 2).


Newspaper Group operating profit for 1993 and 1992 includes charges of $35.4 million and $28.0 million, respectively, for costs related to staff reductions at The New York Times newspaper.


Equity in operations of Forest Products Group and investment in Forest Products Group for 1993 reflect an after-tax noncash charge of $47.0 million to write down the Company's investment in Gaspesia.


Newspaper Group operating results for 1992 were negatively affected by $21.4 million for labor disruptions and training and start-up costs related to the new production and distribution facility located in Edison, New Jersey ("Edison") for The New York Times newspaper.

MANAGEMENT'S DISCUSSION AND ANALYSIS
- --------------------------------------------------------------------------------

Per share amounts in the following Management's Discussion and Analysis are computed on an after-tax basis.

RESULTS OF OPERATIONS: 1994 COMPARED WITH 1993

In 1994, the Company reported net income of $213.3 million, or $2.05 per share, compared with $6.1 million, or $.07 per share, in 1993.
   Exclusive of the special factors described in detail below, annual earnings would have been $1.06 per share in 1994 compared with $.91 per share in 1993. Operating profit for 1994, after excluding the special factors, rose to $211.2 million from $163.1 million in 1993. The improvement in ongoing operations in 1994's annual earnings was due to higher revenues at The New York Times, Regional Newspapers and Broadcasting and the inclusion of The Boston Globe's ("The Globe") operations for the entire year compared with one quarter in 1993.
   Revenues for 1994 increased to $2.36 billion from $2.02 billion in 1993. The 1994 annual revenues included The Globe for an entire year, but the Women's Magazines and U.K. golf publications only through the first six months. Annual revenues for 1993 included an entire year of revenues from the magazines sold in 1994, but only the fourth-quarter revenues from The Globe. On a comparable basis, excluding revenues attributable to The Globe and the magazines sold, 1994 annual revenues increased by approximately 6 percent over 1993. The growth in 1994 revenues was due to higher revenues in the Newspaper Group and Broadcasting.
   The Company's costs and expenses after excluding special factors increased to $2.15 billion from $1.86 billion in 1993. The increase was due to the inclusion of The Globe's operations and acquisition amortization expense for the entire year, as well as higher wages and benefits costs throughout the Company offset, in part, by the reduction in expenses associated with the magazines sold.

    Earnings for 1994 were affected by the following special factors:

     - $200.9 million net pre-tax gain ($.99 per share) relating to the divestitures of the Women's Magazines Division, U.K. golf publications and a minority interest in Gaspesia Pulp & Paper Company Ltd. ("Gaspesia"), a Canadian newsprint mill.

    Earnings for 1993 were affected by the following special factors:

     - $47.0 million after-tax charge ($.56 per share) against equity in operations of the Forest Products Group to write down the Company's investment in Gaspesia.
     - $35.4 million pre-tax charges ($.23 per share) for severance and related costs resulting from staff reductions at The New York Times newspaper ("The Times").
     - $4.4 million unfavorable tax adjustment ($.05 per share) due to a federal corporate income tax rate increase which required the remeasurement of deferred tax balances.
     - $3.7 million pre-tax costs ($.02 per share) due to a severe snowstorm that disrupted delivery of The Times.
     -  $2.6 million pre-tax gain ($.02 per share) on the sale of assets.

   Operating profit before depreciation, amortization, interest and income taxes, excluding the net proceeds from the 1994 dispositions, rose significantly to $365.5 million in 1994 from $255.4 million in 1993. The increase was due to improved operating results and the inclusion of The Globe's operations for an entire year in 1994.
   Interest expense, net of interest income, rose to $28.2 million in 1994 from $25.4 million in 1993. The increase was a result of higher borrowings in connection with stock repurchases and the October 1993 acquisition of The Globe.
   Exclusive of the taxes related to the 1994 magazine sales and the disposition of Gaspesia, the Company's effective income tax rate for 1994 was 41.7 percent compared with 42.7 percent in 1993. The rates in both years reflect the utilization of capital tax loss carryforwards.
   A discussion of the Company's financial performance, exclusive of the special factors noted above, follows:
   Operating profit of the Newspaper Group in 1994 was $196.1 million compared with $150.8 million in 1993. Revenues increased to $1.97 billion in 1994 from $1.54 billion in the prior year. The improvements in 1994 revenues and operating profit were due to a combination of higher advertising and circulation rates, increased advertising volume, and the inclusion of the operations of The Globe for an entire year. The Group was affected by higher newsprint prices in the fourth quarter of 1994, as a result of increased demand for newsprint in the market. These price increases are expected to continue into 1995 and will have an adverse impact on the Group's future operating results.
   Advertising volume at The Times increased 3.5 percent over 1993 to 3.7 million inches. National, classified and zoned advertising categories experienced increases of 2.1 percent, 4.1 percent and 8.3 percent, respectively. However, retail advertising decreased by 1.1 percent. Circulation of The Times for the year ended December 31, 1994 was 1,142,800 copies weekdays, down 36,200 copies. Sunday circulation for the year was 1,743,900 copies, down 37,300 copies from the prior year.
   At The Globe, advertising volume for the year 1994 increased 5.3 percent over 1993 to 2.9 million inches. Advertising increased in all categories, especially classified which was up 8.6 percent over 1993. Circulation of The Globe for the year ended December 31, 1994 was 504,500 copies weekdays, approximately equal to the 1993 period, and 804,800 copies Sundays, down 9,700 copies.
   At the 28 regional newspapers that were in the Group for the entire 1994 and 1993 periods (two weekly newspapers were sold at the end of 1993), advertising volume increased 4.3 percent to 17.1 million inches. Advertising increased in all categories over 1993. Circulation for the daily regional newspapers for the year ended December 31, 1994 was 843,500 copies weekdays, down 7,500 copies, and 851,400 copies Sundays, down 2,300 copies. Circulation for the year was 53,100 copies, down 2,400 copies for the non-dailies.
   Average circulation for 1994 throughout the Newspaper Group was adversely affected by newsstand and home delivery price increases.

- --------------------------------------------------------------------------------
   Operating profit for the Magazine Group was $19.2 million in 1994, compared with $12.3 million in 1993, on revenues of $280.1 million and $394.5 million, respectively. The decrease in revenues for the year was primarily due to the lack of revenues attributable to the Women's Magazines Division and the U.K.
golf publications, which were sold in the third quarter of 1994.
    In connection with the sale of the Women's Magazines Division, the Company entered into a four-year non-compete agreement for which it received $40.0 million. This amount is being recognized as income, on a straight-line basis, over a four-year period commencing with the closing of the sale on July 26, 1994. The 1994 revenues for the Group included $4.2 million relating to this agreement.
   Excluding the 1993 and 1994 operations of the Women's Magazines Division, the U.K. golf publications and the non-compete income arising from the Women's sale in 1994, both the revenues and the operating profit of the Sports/Leisure Magazines for 1994 were down somewhat from the comparable period in 1993. This was due primarily to softness in advertising at Golf Digest and Tennis magazines and higher subscription promotion costs.
   Advertising pages as reported to Publisher's Information Bureau ("PIB") for Golf Digest decreased 2 percent from 1993 to 1,321 pages and for Tennis increased 4 percent from 1993 to 823 pages.
   The Broadcasting/Information Services Group's operating profit was $25.0 million in 1994, compared with $19.4 million in 1993 on revenues of $109.3 million and $87.3 million, respectively. Higher national and local advertising revenues at the television stations accounted for the improved operating results.
   Equity in operations of the Forest Products Group (an after-tax amount) was $3.3 million in 1994, compared with a loss of $4.9 million in 1993. The 1994 improvements resulted from the Company no longer needing to record its share of operating losses for Gaspesia as a result of the 1993 write-down. In addition, higher sales prices improved the Group's operating results during the second half of the year and this favorable trend should continue into 1995.

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS: 1993 COMPARED WITH 1992

In 1993, the Company reported net income of $6.1 million, or $.07 per share, compared with a net loss of $44.7 million, or $.57 per share, in 1992.

   Earnings for 1993 were affected by the following factors:

     - $47.0 million after-tax charge ($.56 per share) against equity in operations of the Forest Products Group to write down the Company's investment in Gaspesia to its net realizable value.
     - $35.4 million pre-tax charge ($.23 per share) to cover severance and related costs resulting from anticipated white-collar staff reductions, and voluntary early retirements from the composing room at The New York Times newspaper.
     -  $2.6 million pre-tax gain ($.02 per share) on the sale of assets.
     - $1.2 million tax expense ($.02 per share) due to the enactment of the Omnibus Budget Reconciliation Act of 1993 ("Tax Act") which increased the federal corporate income tax rate from 34 percent to 35 percent retroactively to January 1, 1993.
     - $4.4 million tax expense ($.05 per share) due to the Tax Act, which affected the deductibility of certain costs and caused the Company to remeasure its year-end 1992 deferred tax balances to reflect the higher tax rate.
     - $3.7 million pre-tax ($.02 per share) in unfavorable advertising and circulation rate adjustments due to a severe snowstorm in March that disrupted delivery of The Times.

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

   Exclusive of the factors described above for the 1993 and 1992 periods, earnings would have been $.93 per share in 1993 compared with $.66 per share in 1992.
   Consolidated revenues for 1993 increased to $2.02 billion from $1.77 billion in 1992, due principally to the October 1, 1993 acquisition of The Boston Globe, the June 1992 acquisition of two wholesale newspaper distribution businesses and higher advertising and circulation revenues. Costs and expenses after excluding special items increased to $1.86 billion from $1.64 billion in 1992. The increase was due principally to the October 1993 Globe acquisition, the June 1992 wholesale distribution business acquisition and higher newsprint, depreciation, and payroll and benefit costs.
   Operating profit after excluding the special factors rose to $163.1 million from $134.7 million in 1992 due principally to higher advertising and circulation revenues in the Newspaper

- --------------------------------------------------------------------------------

Group, which included the operations of The Globe subsequent to October 1, 1993 and a strong performance by the Company's television stations, which was partially offset by higher newsprint prices and increased depreciation.
   Interest expense, net of interest income, declined to $25.4 million in 1993 from $26.1 million in 1992. Lower levels of borrowings through the first half of 1993 were partly offset by increased borrowings in connection with the Company's stock repurchase program (Note 12) and the utilization of cash balances in connection with the October 1, 1993 acquisition of The Globe.
   The Company's effective income tax rate for 1993 was 42.7 percent compared with 44.5 percent in 1992, exclusive of the effect of the Gwinnett transaction. The lower rate is due principally to the recognition of capital loss carryforwards and state operating loss carryforwards, which were partially offset by the negative impact of the Tax Act.
   A discussion of the operating results of the Company's segments and equity interests follows:
   Exclusive of the special pre-tax items ($36.5 million in 1993 and $47.9 million in 1992), operating profit of the Newspaper Group was $150.8 million compared with $129.1 million in 1992 on revenues of $1.54 billion and $1.31 billion, respectively. Improvements in revenues were due to higher advertising and circulation rates, principally at The Times, the June 1992 acquisition of two wholesale newspaper distribution businesses and the October 1, 1993 acquisition of The Globe. The higher operating profit resulted principally from the inclusion of the results of The Globe since the October 1, 1993 acquisition date, higher advertising and circulation revenues, cost controls throughout the Group and cost savings related to Edison, which were partly offset by advertising weakness at the Company's two California regional newspapers, increased depreciation and start-up and redesign costs related to certain sections of The Times.
   Advertising linage at The Times increased 1.0 percent over 1992 to 77.8 million lines. Retail advertising rose 4.9 percent over 1992 while national and classified advertising declined 2.4 percent and 4.1 percent, respectively. Circulation of The Times for the year ended December 31, 1993 was 1,179,000 copies weekdays, approximately equal to the 1992 period. Sunday circulation of 1,781,200 copies reached a record high, up 17,100 copies over the prior year.
   At The Globe, full-run advertising volume for the year 1993 increased 4.0 percent over 1992 to 2.5 million inches. Retail and classified advertising increased 9.9 percent and 2.6 percent, respectively, over 1992, but national advertising declined 1.6 percent. Circulation of The Globe for the year ended December 31, 1993 was 504,600 copies weekdays, down 3,300 copies, and 814,500 copies Sundays, up 2,700 copies.
   At the 30 regional newspapers that were in the Group for the entire 1993 and 1992 periods (two weekly newspapers were sold at the end of 1993), advertising volume increased 3.9 percent to 35.2 million inches. The 1993 amount includes a significantly higher volume of advertising inserts. Circulation for the daily regional newspapers for the year ended December 31, 1993 was 851,000 copies weekdays, up 4,500 copies, and 853,700 copies Sundays, up 9,200 copies. Circulation for the non-dailies was 72,700 copies, down 500 copies.
   The Magazine Group's operating profit was $12.3 million in 1993 compared with $9.9 million in 1992 on revenues of $394.5 million and $386.1 million, respectively. Exclusive of the amortization costs associated with the acquisitions of McCall's and Golf World (U.S.), the Group's operating profit was $25.4 million in both years. Results for 1993 were adversely affected by an August 1993 lawsuit settlement of $1.5 million. In addition, continuing softness in the consumer packaged goods category in the women's magazines field affected the Group adversely in 1994.
   Advertising pages as reported to PIB for Golf Digest increased 1 percent from 1992 to 1,344 pages; for Tennis, increased 4 percent from 1992 to 795 pages; for Family Circle, decreased 9 percent from 1992 to 1,570 pages; and for McCall's, decreased 5 percent from 1992 to 1,138 pages.
   The Broadcasting/Information Services Group operating profit was $19.4 million compared with $14.8 million in 1992 on revenues of $87.3 million and $80.5 million, respectively. Higher local advertising revenues at the Company's television stations accounted for the improved results.
   Exclusive of the $47.0 million noncash charge to write down the Company's investment in Gaspesia, equity in operations (an after-tax amount) of the Forest Products Group was a loss of $4.9 million compared with a loss of $8.7 million in 1992. The 1993 results were adversely affected by $0.6 million resulting from the impact of the Tax Act. Lower newsprint discounts and a favorable Canadian exchange rate accounted for the improved results. Higher newsprint discounts, which were effective October 1, 1993, negatively affected the Group during the fourth quarter and into 1994.
   All of the Company's paper mills were affected by pricing difficulties in 1993. Newsprint prices showed some strengthening during the second and third quarters, but they resumed their decline in October and were at their lowest point at year-end. This trend continued into the first quarter of 1994 as prices fell further in January, where they remained stable until mid-1994. Newsprint prices began to increase in the third and fourth quarters of 1994.
   The Forest Products Group write-down resulted from the softening of paper prices due to continuing oversupply, as well as high costs and required regulatory environmental expenditures (estimated to be $25.0 million) at Gaspesia. In measuring the write-down, the Company projected the future cash flows of the mills, including the required capital expenditures, and determined that the value of Gaspesia's cash flows was less than the carrying value of the Company's investment. Due in part to this write-down, the Company reported an improvement in 1994's equity in operations, since it was not required to record its interest in the operations of Gaspesia.

- --------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

   Net cash provided by operating activities of $181.6 million was used primarily to repurchase shares of the Company's Class A Common Stock, to modernize facilities and equipment, and to pay dividends to stockholders. The decrease in net cash provided by operating activities from 1993 is due primarily to an increase in estimated income taxes paid, which were associated with the gains on the sales of the magazines in 1994. Exclusive of the estimated taxes paid related to the magazine sales, the net cash provided by operating activities would have been $295.1 million. The ratio of current assets to current liabilities was .91 at December 31, 1994, compared with .89 at December 31, 1993, and long-term debt and capital lease obligations as a percentage of total capitalization was 25 percent at December 31, 1994, compared with 22 percent at December 31, 1993.
   In 1994, the Company fully expended all of the $150.0 million authorized under the stock repurchase program announced in October 1993. In October 1994, the Company announced additional authorized expenditures of up to $100.0 million for repurchases of its Class A Common Stock. Under these programs, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. Through December 31, 1994, under the two programs, the Company has repurchased approximately 10,074,000 shares of its Class A Common Stock at an average effective price of $23.42 per share.
   In January 1995, the Company repurchased approximately 397,000 shares of its Class A Common Stock at an average effective price of $22.32 per share under the $100.0 million authorization. The Company has expended substantially all of this authorization. In February 1995, the Company's Board of Directors authorized additional expenditures of up to $50.0 million for repurchases of its Class A Common Stock.
   In July 1994, the Company's Board of Directors approved the construction of a new production and distribution facility in College Point, New York, for the production of The Times. The Company estimates that the cost of the new facility will be approximately $315.0 million, exclusive of capitalized interest currently projected to be $45.0 million. Construction began in August 1994 and completion is expected in the second half of 1997. While the new facility will replace The Times's Manhattan production and distribution facility, business and news operations will remain at the Manhattan building. No write-down is anticipated as a result of the discontinuance of production at the Manhattan facility.
   The Company currently estimates that, exclusive of the College Point facility, capital expenditures for 1995 will range from $120.0 million to $150.0 million.
   In February 1994, the sale of a partnership (BPI Communications, L.P.) in which the Company had a one-third interest was completed. In 1994, the Company received approximately $55.0 million, which was primarily utilized to repay notes payable.
   During the 1994 third quarter, the Company completed the sale of its Women's Magazines Division and U.K. golf publications (See Note 2). The net after-tax proceeds, including transaction costs and payments received under a non-compete agreement, totaling approximately $160.0 million, were used for general corporate purposes, including the repayment of debt and the repurchase of the Company's Class A Common Stock.
   In connection with the 1991 divestiture of a jointly-owned affiliate, Spruce Falls Power and Paper Company Limited, the Company has fulfilled its commitment to lend up to $26.5 million (C$30.0 million) to the new owners of the mill. Under the terms of the loan, the five-year repayment period is not scheduled to commence until December 1997. The Company expects the former affiliate to fulfill its contractual obligation as stipulated in the loan agreement.
   In connection with the 1993 charges totaling $35.4 million for staff reductions (see Note 3), approximately $16.5 million has been disbursed. The Company has committed the remaining funds. As a result of the timing of certain union pension and welfare fund contributions, the remaining cash outflows associated with these charges are expected to occur over the next two years. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund these charges through internally-generated funds.
   In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement No. 114 - Accounting by Creditors for Impairment of a Loan ("SFAS 114"). SFAS 114 requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loans' effective interest rate. In October 1994, the FASB issued Statement No. 118 - Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures ("SFAS 118"). SFAS 118 amends SFAS 114 and allows a creditor to use existing methods for recognizing interest income on an impaired loan. These statements are effective for fiscal years ended after December 15, 1994. The Company does not believe operations will be affected by the adoption of SFAS 114 and SFAS 118.
   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company has an interest rate swap agreement with a major financial institution to manage interest costs on $50.0 million of notes due in July 1995. The swap agreement converted a 9.34 percent fixed interest rate to an effective interest rate of
7.73 percent in 1994.
   The Company has on file a shelf registration with the Securities and Exchange Commission that permits the issuance of up to $400.0 million of unsecured senior debt securities. The Company intends to use the net proceeds from the sale of any of these securities for general corporate purposes, which may include repayment of debt and possible future acquisitions.
   In December 1994, the Company entered into forward interest rate swaps to hedge against interest rate increases for the period prior to the issuance of debt. Gains or losses on these transactions are deferred and amortized as an adjustment to interest expense

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONCLUDED)
- --------------------------------------------------------------------------------
commencing with the issuance of debt. At December 31, 1994, the Company had hedged approximately $20.0 million of anticipated first-quarter borrowings. The carrying value of such swap agreements approximated the year-end fair value and, accordingly, no deferred gains or losses were recorded. Subsequent to year-end, the Company entered into forward interest rate swaps which hedged an additional $130.0 million of first-quarter anticipated borrowings. In total, these swaps fix the ten-year treasury rate used to determine the Company's interest rate at
7.8 percent on $150 million of anticipated borrowings.
   In December 1994, the Company established a $200.0 million commercial paper program. Borrowings are in the form of unsecured notes sold at a discount with maturities of up to 270 days. As of December 31, 1994, $60.7 million of such notes were outstanding.
   In addition to cash provided from operating activities, the Company has several established sources for future liquidity purposes, including several revolving credit and term loan agreements. At December 31, 1994, $170.0 million was available for borrowing by the Company under these agreements.
   These revolving credit and term loan agreements and the unsecured senior debt securities available under the shelf registration allow for the Company's classification of $273.5 million of debt as long-term. The Company intends to refinance these obligations on a long-term basis through the issuance of debt.
   The Company anticipates that during 1995, cash for operating, investing and financing activities will continue to come from a combination of internally-generated funds and external financing.

CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------
Dollars and shares in thousands
  except per share data                            Year Ended December 31
                                              1994          1993        1992
- --------------------------------------------------------------------------------
REVENUES
Advertising                               $1,656,999    $1,399,042   $1,254,764
Circulation                                  545,854       473,971      419,454
Other                                        154,710       146,641       99,317
- --------------------------------------------------------------------------------
Total                                      2,357,563     2,019,654    1,773,535
- --------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs
  Raw materials                              304,360       280,531      250,575
  Wages and benefits                         529,701       437,528      388,403
  Other                                      428,663       418,554      365,651
- --------------------------------------------------------------------------------
Total                                      1,262,724     1,136,613    1,004,629
Selling, general and administrative
  expenses                                   883,597       756,460      680,498
- --------------------------------------------------------------------------------
Total                                      2,146,321     1,893,073    1,685,127
- --------------------------------------------------------------------------------
OPERATING PROFIT                             211,242       126,581       88,408
Interest expense, net of interest
  income                                      28,162        25,375       26,115
Net gain (loss) on dispositions              200,873            --      (53,768)
- --------------------------------------------------------------------------------
Income before income taxes and equity
  in operations of forest products
  group                                      383,953       101,206        8,525
Income taxes                                 173,868        43,231       11,079
- --------------------------------------------------------------------------------
Income (Loss) before equity in
  operations of forest products group        210,085        57,975       (2,554)
Equity in operations of forest
  products group                               3,264       (51,852)      (8,718)
- --------------------------------------------------------------------------------
Income (Loss) before net cumulative
  effect of accounting changes               213,349         6,123      (11,272)
Net cumulative effect of accounting
  changes                                         --            --      (33,437)
- --------------------------------------------------------------------------------
NET INCOME (LOSS)                         $  213,349    $    6,123   $  (44,709)
- --------------------------------------------------------------------------------
Average number of common shares
  outstanding                                104,070        84,459       78,534
Per share of common stock
  Income (Loss) before net cumulative
    effect of accounting changes          $     2.05    $      .07   $     (.14)
  Net cumulative effect of
    accounting  changes                           --            --         (.43)
  Net income (loss)                             2.05           .07         (.57)
  Dividends                                      .56           .56          .56
- --------------------------------------------------------------------------------
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
                                                                December 31
                                                            1994           1993
- -------------------------------------------------------------------------------
 ASSETS                                                     Dollars in thousand
- -------------------------------------------------------------------------------
 CURRENT ASSETS
 Cash and short-term investments (at cost which
   approximates market:
   1994, $14,255,000; 1993, $27,744,000)              $   41,419      $  42,058
 Accounts receivable (net of allowances:
   1994, $28,157,000; 1993, $43,507,000)                 247,750        264,218
 Inventories                                              30,545         47,271
 Deferred subscription costs                              10,659         32,597
 Other current assets                                     81,401        107,009
- -------------------------------------------------------------------------------
 Total current assets                                    411,774        493,153
- -------------------------------------------------------------------------------
 INVESTMENT IN FOREST PRODUCTS GROUP                      85,433         76,020
- -------------------------------------------------------------------------------
 PROPERTY, PLANT AND EQUIPMENT (at cost)
 Land                                                     62,945         65,839
 Buildings, building equipment and improvements          629,152        650,186
 Equipment                                               908,630        874,479
 Construction and equipment installations
   in progress                                           218,041         93,007
- -------------------------------------------------------------------------------
 Total                                                 1,818,768      1,683,511
 Less accumulated depreciation                           660,017        571,487
- -------------------------------------------------------------------------------
 Total property, plant and equipment - net             1,158,751      1,112,024
- -------------------------------------------------------------------------------
 INTANGIBLE ASSETS ACQUIRED
 Costs in excess of net assets acquired                1,391,250      1,383,582
 Other intangible assets acquired                        160,747        227,377
- -------------------------------------------------------------------------------
 Total                                                 1,551,997      1,610,959
 Less accumulated amortization                           172,531        190,006
- -------------------------------------------------------------------------------
 Total intangible assets acquired - net                1,379,466      1,420,953
- -------------------------------------------------------------------------------
 MISCELLANEOUS ASSETS                                    102,207        113,054
- -------------------------------------------------------------------------------
 Total                                                $3,137,631     $3,215,204
- -------------------------------------------------------------------------------
 See notes to consolidated financial statements.

- ------------------------------------------------------------------------------

                                                               December 31
                                                          1994          1993
- ------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     Dollars in thousands
- -------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts and notes payable                              $121,504      $177,742
Payrolls                                                  67,012        71,256
Accrued expenses                                         182,338       171,515
Unexpired subscriptions                                   77,697       130,627
Current portion of capital lease
  obligations                                              2,681         2,590
- -------------------------------------------------------------------------------
Total current liabilities                                451,232       553,730
- -------------------------------------------------------------------------------
OTHER LIABILITIES
Long-term debt                                           473,530       413,581
Capital lease obligations                                 49,666        46,482
Deferred income taxes                                    176,588       196,875
Other                                                    441,323       403,869
- -------------------------------------------------------------------------------
Total other liabilities                                1,141,107     1,060,807
- -------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
5 1/2 percent cumulative prior preference stock
  of $100 par value - authorized
  110,000 shares; outstanding: 1994, 17,530
  shares and 1993, 17,837 shares                           1,753         1,784
Serial preferred stock of $1 par value -
  authorized 200,000 shares - none issued                     --            --
Common stock of $.10 par value
Class A - authorized 200,000,000 shares; issued:
  1994, 108,052,347 shares; 1993, 107,678,024
  shares (including treasury shares: 1994,
  10,242,381; 1993, 1,251,573)                            10,805        10,768
Class B, convertible - authorized 600,000
  shares; issued: 1994, 570,121 shares;
  1993, 571,624 (including treasury shares:
  1994 and 1993, 139,943)                                     57            57
Additional capital                                       597,860       599,758
Earnings reinvested in the business                    1,179,715     1,022,958
Common stock held in treasury, at cost                  (244,898)      (34,658)
- -------------------------------------------------------------------------------
Total stockholders' equity                             1,545,292     1,600,667
- -------------------------------------------------------------------------------
Total                                                 $3,137,631    $3,215,204
- --------------------------------------------------------------------------------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
Dollars in thousands                                  Year Ended December 31
                                                   1994       1993         1992
- --------------------------------------------------------------------------------
CASH PROVIDED (USED):

OPERATING ACTIVITIES
Income (Loss) before net cumulative effect
  of accounting changes                         $213,349     $6,123    $(11,272)
Adjustments to reconcile income (loss)
before net cumulative effect of accounting
changes to net cash provided by operating
activities
  Depreciation                                   104,624     89,274      69,880
  Amortization                                    49,633     39,558      38,052
  Equity in operations of forest
    products group - net                          (3,240)    52,311         943
  Cash distributions and dividends from
    forest products group                          8,224         --       6,775
  Net (gain) loss on dispositions               (200,873)        --      53,768
  Proceeds from non-compete agreement             40,000         --          --
  Deferred income taxes                          (33,732)   (37,901)    (18,216)
  (Increase) Decrease in receivables - net       (18,573)   (21,636)        430
  (Increase) Decrease in inventories              (4,035)    10,799     (10,707)
  (Increase) Decrease in deferred subscription
    costs and other current assets               (17,820)     4,749       1,078
  Increase (Decrease) in accounts payable         17,481    (41,429)     15,216
  (Decrease) Increase in payrolls and
     accrued expenses                             (6,359)    64,823       5,405
  Increase in unexpired subscriptions             18,027     11,196       4,342
  Other - net                                     14,879     15,491         290

- --------------------------------------------------------------------------------
Net cash provided by operating activities        181,585    193,358     155,984
- --------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net proceeds on sale of BPI Communications,
  L.P.                                            55,367         --          --
Net proceeds from dispositions                   243,776         --      68,000
Businesses acquired, net of cash acquired             --   (134,384)    (23,091)
Additions to property, plant and equipment      (186,203)   (75,738)    (47,068)
Purchases of marketable securities               (88,358)   (65,077)         --
Proceeds from sales of marketable securities      88,358     65,077          --
Other investing proceeds                           7,725        944       4,985
Other investing payments                          (8,505)   (16,986)     (8,629)
- --------------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                     112,160   (226,164)     (5,803)
- --------------------------------------------------------------------------------
FINANCING ACTIVITIES
Short-term borrowing - net                        (1,935)    62,340          --
Long-term obligations
  Increase                                            --    200,000          --
  Reduction                                       (5,113)    (5,510)    (63,847)
Capital shares
  Issuance                                         2,577      1,829       1,906
  Repurchase                                    (232,815)  (255,222)         --
Dividends paid to stockholders                   (58,287)   (47,076)    (54,935)
Other financing proceeds                           1,189         --          --
- --------------------------------------------------------------------------------
Net cash used in financing activities           (294,384)   (43,639)   (116,876)
- --------------------------------------------------------------------------------
Net (decrease) increase in Cash and
   short-term investments                           (639)   (76,445)     33,305
Cash and short-term investments at
   the beginning of the year                      42,058    118,503      85,198
- --------------------------------------------------------------------------------
Cash and short-term investments at
  the end of the year                           $ 41,419   $ 42,058   $ 118,503
- --------------------------------------------------------------------------------
See notes to consolidated financial statements and supplemental disclosures to consolidated statements of cash flows.

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
Dollars in thousands                         Year Ended December 31
                                              1994         1993           1992
- --------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING
  TRANSACTIONS

Capital lease assets and
  obligations incurred                     $ 5,990       $   338       $   668
                                       ===========   ===========    ==========

Businesses acquired
  Fair value of assets acquired                       $1,257,029       $34,462
  Liabilities assumed                                   (229,000)      (11,371)
  Liabilities incurred, net of
   payments                                              (18,744)           --
  Common stock issued                                   (874,901)           --
                                                      -----------   -----------
  Net cash paid                                         $134,384       $23,091
                                                      ===========   ===========

  Issuance of common shares                $21,723       $18,188       $17,965
                                        ===========   ===========   ===========
CASH FLOW INFORMATION

Cash payments during the
  year for

  Interest (net of amount
    capitalized)                           $36,320       $26,861       $28,486
                                        ===========   ===========   ===========

  Income taxes                            $220,973       $55,327       $36,776
                                        ===========   ===========   ===========
- --------------------------------------------------------------------------------

The increase in income taxes paid (and corresponding decrease in net cash provided by operating activities) is in large part due to an increase in estimated income tax payments of approximately $113,500,000 related to the net gain on dispositions in 1994. Under Financial Accounting Standards Board ("FASB") Statement No. 95, "Statement of Cash Flows," all income tax payments are included in determining net cash flow from operating activities, but the net cash received from the dispositions must be reported as an investing cash flow.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- ------------------------------------------------------------------------------------------------------------------------------------

Dollars in thousands
except per share data                                      Capital Stock
                                                  ------------------------------------                                        Common
                                                    5 1/2 %       Class A      Class B                      Earnings           Stock
                                                  Preference       Common       Common                    Reinvested         Held in
                                                  ------------------------------------      Additional        in the       Treasury,
                                                                                               Capital      Business         at cost
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1992                              $1,784       $8,770          $57        $178,080    $1,158,977      $(272,442)
- ------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                                                     (44,709)
- ------------------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                                          (98)
Dividends, common - $.56 per share                                                                           (43,987)
- ------------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. - 19,576 Class A
  shares from treasury                                                                            (491)                         524
Employee stock purchase plan - 1,069,743
  Class A shares                                                       1                       (16,432)                      34,311
Stock options - 252,435 Class A shares                                34                         3,771                       (1,900)
Stock conversions - 600 shares                                        --             --
- ------------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                                  (4,836)
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1992                             1,784       8,805             57        164,928     1,065,347       (239,507)
- ------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                     6,123
- ------------------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                                          (98)
Dividends, common - $.56 per share                                                                           (47,003)
- ------------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
The Globe acquisition - 36,397,313 Class
  A shares                                                         1,940                       432,624                      440,337
Retirement units, etc. - 10,877 Class A
  shares from treasury                                                                             123                          339
Employee stock purchase plan - 819,166
  Class A shares                                                                                (2,612)                      20,329
Stock options - 185,611 Class A shares                                23                         4,695                         (934)
Stock conversions - 180 shares                                        --             --
- ------------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock:
  10,260,900 Class A shares                                                                                                (255,222)
- ------------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                                 (1,411)
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                          1,784         10,768             57        599,758     1,022,958        (34,658)
- ------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                   213,349
- ------------------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                                          (97)
Dividends, common - $.56 per share                                                                           (58,190)
- ------------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. - 10,889 Class A
  shares from treasury                                                                            (128)                         271
Employee stock purchase plan - 1,191,323
   Class A shares                                                      2                        (7,237)                      29,119
Stock options - 223,700 Class A shares                                35                         6,928                       (3,385)
Stock conversions - 1,503 shares                                      --             --
- ------------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock:
   10,043,900 Class A shares                                                                                               (236,245)
   307  5 1/2 percent preference shares               (31)                                          10
Proceeds from the sale of put options                                                            1,189
Equity put option obligations                                                                   (2,660)
- ------------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                                   1,695
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                         $1,753        $10,805            $57       $597,860    $1,179,715      $(244,898)
- ------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INTANGIBLE ASSETS ACQUIRED. Costs in excess of net assets acquired consist of excess costs of businesses acquired over values assigned to their net tangible assets and other intangible assets. The Company evaluates periodically whether there has been a permanent impairment in any of its intangible assets, inclusive of goodwill. The major factors which are considered in such valuation include the cash flow and operating profit from the operations of the acquired business, and any contemplated long-term strategies which might affect the viability of such business. The excess costs which arose from acquisitions after October 31, 1970 are being amortized by the straight-line method principally over 40 years. The remaining portion of such excess, which arose from acquisitions before November 1, 1970 (approximately $13,000,000), is not being amortized since in the opinion of management there has been no diminution in value. Other intangible assets acquired consist principally of advertiser and subscriber relationships which are being amortized over the remaining lives, ranging from 5 to 40 years. The general policy of 5 to 40 years relates to all intangible assets with the life of 5 years used for various software licenses and lives of 40 years used for mastheads on various acquired properties.

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

EARNINGS PER SHARE. Earnings per share is computed after preference dividends and is based on the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. The effect of shares issuable under the Company's Incentive Plans (see Note 11), including stock options, is not material and therefore excluded from the computation.

CASH AND SHORT-TERM INVESTMENTS. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company has overdraft positions at certain banks caused by outstanding checks. These overdrafts have been reclassified to accounts payable.

DERIVATIVES. The Company has interest rate swap agreements with major financial institutions that are used to manage exposure to fluctuations in interest rates. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. The credit standings of counterparties are monitored and the Company does not anticipate nonperformance.

- --------------------------------------------------------------------------------
2.   ACQUISITIONS/DIVESTITURES

In December 1994, the Company divested its minority interest in Gaspesia Pulp & Paper Company Ltd. ("Gaspesia"), a Canadian newsprint mill. The Company's 49 percent interest was transferred to Abitibi-Price, Inc., the majority owner. In connection with the transfer, a pre-tax charge of approximately $3,100,000 ($.02 per share) was recorded. In 1993, the Company wrote down its investment in Gaspesia by $47,000,000 ($.56 per share) to reflect its net realizable value.
   In July and August 1994, the Company completed the sales of its Women's Magazines Division and U.K. golf publications, respectively. These transactions resulted in a pre-tax gain of approximately $204,000,000 ($1.01 per share). In connection with the sale of the Women's Magazines Division, the Company entered into a four-year non-compete agreement, for which it received
$40,000,000. This amount is being recognized as operating income, on a straight-line basis, over a four-year period commencing with the closing of the sale on July 26, 1994.
    On October 1, 1993, pursuant to an Agreement and Plan of Merger dated June 11, 1993, as amended as of August 12, 1993 (the "Agreement"), a wholly-owned subsidiary of the Company was merged with Affiliated Publications, Inc., the parent company of The Boston Globe ("The Globe"), which became a wholly-owned subsidiary of the Company.
   The transaction was accounted for as a purchase and, accordingly, The Globe's operations have been included in the Company's consolidated financial statements beginning October 1, 1993, the date the transaction closed. The acquisition had a net cost of approximately $1,028,000,000. Under the Merger
                                     F-15

Agreement the Company exchanged cash of approximately $160,000,000 for 15 percent of The Globe's common stock with the remainder of the consideration paid by the exchange of approximately 36,400,000 shares of the Company's Class A Common Stock valued at $24.03 per share. The purchase resulted in increases in costs in excess of net assets acquired of approximately $850,000,000 (which is being amortized by the straight-line method over 40 years); other intangible assets acquired of $161,000,000 (which consist principally of advertiser and subscriber relationships which are being amortized by the straight-line method over an average period of 33 years); and property, plant and equipment of $246,000,000. Net liabilities assumed as a result of the transaction totaled approximately $229,000,000.
   Pro forma operating results for the year ended December 31, 1993, had the transaction occurred at the beginning of that period are as follows: revenues of $2,335,985,000; net income of $1,178,000; and net income per share of $.01.
   Pro forma operating results for the year ended December 31, 1994, had the magazines sales occurred as of January 1, 1993 are as follows: revenues of $2,231,942,000; net income of $115,518,000; and net income per share of $1.11.
   Pro forma operating results for the year ended December 31, 1993, had the magazine sales and The Globe transaction occurred at the beginning of that period are as follows: revenues of $2,097,828,000; net income of $14,009,000; and net income per share of $.13.
   The above pro forma results are not necessarily indicative of the combined results that would have occurred had the sales and the merger taken place as of the beginning of the periods provided, nor necessarily indicative of results that may be achieved in the future. The gain on the sales is not included in the above pro forma operating results.
   In February 1994, the sale of BPI Communications, L.P.("BPI"), a partnership in which the Company acquired a one-third interest through the 1993 acquisition of The Globe, was completed. The Company received approximately $55,000,000 in 1994 from the sale. For financial reporting purposes, no gain or loss was recognized on the sale. The investment in BPI of $55,000,000 was included in other current assets on the accompanying Consolidated Balance Sheets at December 31, 1993.
   On December 31, 1993, the Company sold two weekly newspapers and recognized a pre-tax gain of $2,600,000, or $.02 per share, on the transaction.
   In September 1992, the Company closed The Gwinnett (Ga.) Daily News and sold the residual assets. The closing, related sale and its 1992 operations resulted in a pre-tax loss of approximately $53,768,000 ($37,113,000 after taxes or $.47 per share). The newspaper had not earned a profit since its acquisition in 1987, but its annual operating losses were not material.
   In June 1992, the Company acquired two wholesale newspaper distribution businesses that distribute The New York Times and other newspapers and periodicals in New York City and central and northern New Jersey. The acquisition was accounted for as a purchase; accordingly, the operating results have been included in the consolidated financial statements from the date of the acquisition. The cost of the acquisition was approximately $34,500,000, of which $23,091,000 was paid in cash with the remainder representing net liabilities assumed. The purchase resulted in an increase in intangible assets acquired of $34,462,000.
   In connection with the divestiture of a newsprint mill in 1991, the Company made a loan commitment of up to $26,500,000 (C$30,000,000) to the new owners of the mill. At December 31, 1994, the commitment was fully funded. Interest on the outstanding balance is payable quarterly at annual rates ranging from 4 to 10 percent. Commencing in December 1997, the borrowings outstanding at December 1996 are payable annually over a five-year period in 20 percent increments. The Company expects the obligation to be satisfied as stipulated in the loan commitment.

- --------------------------------------------------------------------------------
3.   VOLUNTARY STAFF REDUCTIONS
      AND UNION NEGOTIATIONS

The Company has completed its negotiations of long-term labor agreements with all of its unions at The New York Times ("The Times") and they extend to the year 2000. These agreements encompass wages, payments to the unions' benefits and pension funds, job security and financial incentives. The agreements apply to all of The Times's current and new production and distribution facilities.
   In connection with these agreements, the Company recorded pre-tax charges in 1993 totaling $35,400,000, or $.23 per share, for severance and related costs resulting from anticipated white-collar staff reductions (approximately $30,000,000) and voluntary early retirements from the composing room (approximately $5,400,000) at The Times.
   The Company recorded two pre-tax charges ($28,000,000, or $.20 per share, in 1992 and $30,000,000, or $.22 per share, in 1989) for voluntary production union staff reductions at The Times related to the opening of Edison (see Note 8), the further automation of newspaper production in the composing room and the announced closing of Carlstadt.
   In 1991 the Company recorded a $20,000,000 before-tax charge ($.15 per share) for severance and related costs resulting from a voluntary termination benefits program for approximately 160 employees at The Times, most of whom were members of The Newspaper Guild of New York.
   At December 31, 1994 and 1993, approximately $23,700,000 and $40,000,000, respectively, are included in accrued expenses in the accompanying Consolidated Balance Sheets, which represents the unpaid balance of the pre-tax charges. The Company has committed the remaining funds. The remaining cash flows associated with these charges are expected to occur over the next two years due to the timing of certain union pension and welfare fund contributions.

- --------------------------------------------------------------------------------
4.   INVESTMENT IN FOREST PRODUCTS GROUP

The Company has equity interests in a Canadian newsprint company, Donohue
Malbaie, Inc. ("Malbaie"), and in a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison"). The equity interest in Malbaie represents a 49 percent ownership interest.
   The Company and Myllykoski Oy, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The partners' interests in the net assets of Madison at any time will depend on their capital accounts, as defined, at such time. Through an 80 percent-owned subsidiary, the Company's share of Madison's profits and losses is 40 percent.
   In December 1994, the Company divested its minority interest in Gaspesia, which was written down to its net realizable value in 1993 (see Note 2).
   Loans and contributions to Madison by the 80 percent-owned subsidiary of the Company totaled $1,523,000, $1,279,000 and $1,337,000, respectively, in 1994,
1993 and 1992.
   At December 31, 1993, the Company recorded a distribution receivable from Malbaie of $8,224,000, which is included in other current assets on the
Company's Consolidated Balance Sheets at such date. The Company received payment of the receivable in 1994. No other distributions were received from Malbaie in 1994, 1993 or 1992. The Company's share of undistributed earnings of Malbaie aggregated approximately $4,882,000 and $3,975,000 at December 31, 1994 and
1993, respectively.
   No loans or contributions were made to Malbaie in 1994, 1993 or 1992.
   Condensed combined balance sheets of the Forest Products Group, which exclude Gaspesia at December 31, 1994, are as follows:
- --------------------------------------------------------------------------------
Condensed Combined Balance Sheets
of Forest Products Group
- --------------------------------------------------------------------------------
Dollars in thousands
- --------------------------------------------------------------------------------
December 31                                               1994             1993
- --------------------------------------------------------------------------------
Current assets                                         $66,280          $87,984
Less current liabilities                                33,027           75,073
- --------------------------------------------------------------------------------
Working capital                                         33,253           12,911
Fixed assets, net                                      236,961          345,413
Long-term debt                                         (62,355)         (71,528)
Deferred income taxes                                 (103,756)        (102,752)
- --------------------------------------------------------------------------------
Net assets                                            $104,103         $184,044
- --------------------------------------------------------------------------------

   At December 31, 1994, long-term debt of the Forest Products Group (exclusive of $11,300,000 due within one year) matures as follows: 1996, $47,347,000; 1997,
$500,000; 998, $14,408,000; and 1999, $100,000. The maturities of a substantial portion of the debt may be accelerated if cash flow, as defined, exceeds certain levels. None of the Forest Products Group's debt is guaranteed by the Company.


   Condensed combined statements of operations of the Forest Products Group, which exclude the operations of Gaspesia subsequent to the write-down at
December 31, 1993, are as follows:
- --------------------------------------------------------------------------------
Condensed Combined Statements of Operations
of Forest Products Group
- --------------------------------------------------------------------------------
Dollars in thousands
- --------------------------------------------------------------------------------
Year Ended December 31                      1994           1993            1992
- --------------------------------------------------------------------------------
Net sales and other
  income                                $189,805       $254,324        $266,451
Costs and expenses                       180,860        269,845         297,117
- --------------------------------------------------------------------------------
Income (Loss) before
  taxes                                    8,945        (15,521)        (30,666)
Income tax expense
  (benefit)                                1,136         (2,700)        (11,680)
- --------------------------------------------------------------------------------
Net income (loss)                         $7,809       $(12,821)       $(18,986)
- --------------------------------------------------------------------------------

   The condensed combined financial information of the Forest Products Group excludes the income tax effects related to Madison. Such tax effects (see Note
6) have been included in the Company's consolidated financial statements. Adjustments from translating certain balance sheet accounts, principally of the Canadian newsprint companies, for each of the three years in the period ended December 31, 1994, are set forth in the Consolidated Statements of Stockholders' Equity.
   The accumulated translation adjustment (included in earnings reinvested in the business) decreased stockholders' equity by $933,000 and $2,628,000 at December 31, 1994 and 1993, respectively. Upon the disposition in 1994, stockholders' equity was increased by $3,000,000, net of tax, to reflect the accumulated translation adjustment related to Gaspesia.
   During 1994, 1993 and 1992, the Company's Newspaper Group purchased newsprint and supercalendered paper from the Forest Products Group (including Gaspesia through the disposal date) at competitive prices. Such purchases aggregated approximately $107,000,000, $102,000,000, and $112,000,000, respectively.

- --------------------------------------------------------------------------------
5.   INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets are composed of the following:
- -------------------------------------------------------------
Dollars in thousands
- -------------------------------------------------------------
December 31                              1994            1993
- -------------------------------------------------------------
Newsprint and magazine paper          $24,783         $38,691
Work-in-process, etc                    5,762           8,580
- -------------------------------------------------------------
Total                                 $30,545         $47,271
- -------------------------------------------------------------


Utilization of the LIFO method reduced inventories as calculated on the FIFO method by approximately $2,694,000 and $2,263,000 at December 31, 1994 and 1993, respectively.



- --------------------------------------------------------------------------------
6.   INCOME TAXES


   Income tax expense for each of the years presented is determined in accordance with Statement of Financial Accounting Standard No. 109-Accounting for Income Taxes ("SFAS 109"). The Company adopted SFAS 109 in 1992 and reflected a credit of $13,414,000 as of January 1, 1992, representing the cumulative effect of this accounting change on net income.
   SFAS 109 requires recognition of deferred tax liabilities and assets for the estimated future tax consequences attributable to temporary differences. Such temporary differences exist when the tax basis differs from the financial reporting amount of assets or liabilities. All tax liabilities and tax assets are measured using current tax law and applicable rates. A valuation allowance is recorded to reduce deferred tax assets to amounts which, in management's judgment, are most likely to be realized.
   Income tax expense as shown in the Consolidated Statements of Operations is composed of the following:
- ------------------------------------------------------------

Dollars in thousands           1994       1993         1992
- ------------------------------------------------------------
Current tax expense
 Federal                   $159,779     60,178       $8,970
 State, local, foreign       49,651     17,612        1,413
- ------------------------------------------------------------
                            209,430     77,790       10,383
- ------------------------------------------------------------
Deferred tax expense
 Federal                    (20,955)   (26,982)      (1,157)
 State, local, foreign      (13,088)    (8,919)       1,302
- ------------------------------------------------------------
                            (34,043)   (35,901)         145
- ------------------------------------------------------------
Income tax expense from
  continuing operations     175,387     41,889       10,528
Less income tax expense
  (benefit) related to
  equity in operations        1,519     (1,342)        (551)
- ------------------------------------------------------------
Income tax expense         $173,868    $43,231      $11,079
- ------------------------------------------------------------

   Tax expense in 1994 was reduced by approximately $10,000,000 and $3,000,000, respectively, relating to a decrease in valuation allowance and recognition of federal capital loss tax benefits. The decrease in valuation allowance is associated with federal capital loss tax benefits. An increase in valuation allowance associated with state and local capital loss carryforward tax benefits added approximately $1,058,000 to 1994 tax expense.
   Tax expense in 1993 was reduced by approximately $7,000,000 and $2,485,000, respectively, relating to a decrease in valuation allowance and recognition of federal tax benefits of capital loss carryforwards. Of the decrease in valuation allowance, $4,390,000 was associated with federal tax benefits of capital loss carryforwards; with the remainder attributable to state and local tax benefits of net operating loss carryforwards. Adjustment of the Company's deferred tax balances for the one percent rate increase provided in the Tax Reform Act of 1993 added $4,359,000 to deferred tax expense, inclusive of $600,000 of expense reported in equity in operations of the Forest Products Group.
   In connection with the Gwinnett transaction in 1992 (see Note 2), the Company had a net tax benefit of $16,655,000 on a pre-tax loss of $53,768,000. The difference of $1,626,000 between the tax benefit and such benefit calculated at the federal statutory rate is mainly attributable to an unrecognized capital loss (which increased tax expense by $3,405,000), net of the impact of previously amortized intangibles (which decreased tax expense by $1,779,000).
   In accordance with the provisions of SFAS 109, approximately $1,600,000 of additional reduction in valuation allowance, which was established against acquired deferred tax assets, was recorded as a reduction of goodwill in 1993. No such amounts affected 1994 or 1992 tax expense.
   Income tax benefits credited directly to stockholders' equity totaled $2,434,000, $3,595,000 and $3,735,000 during 1994, 1993 and 1992, respectively.
   Foreign taxes included in income tax expense in 1994 of $4,979,000 were principally attributable to the disposition of the Company's U.K. golf publications. Foreign taxes included in income tax expense in 1993 and 1992 were not significant.
   Equity in operations of the Forest Products Group (see Note 4) includes the income tax effects of the Company's interest in Madison and its equity in the operations of the Canadian newsprint companies. Of such amounts, tax benefits of $117,000 in 1994, $585,000 in 1993 and $1,219,000 in 1992 are applicable to the
Canadian newsprint companies. Deferred taxes attributable to the Company's interest in Madison were a benefit of $(39,000) in 1994, and expense of $1,562,000 and $265,000, respectively, for 1993 and 1992. These deferred taxes relate principally to differences between financial reporting and tax depreciation. The Company's consolidated federal income tax returns include the income tax effects of its interest in Madison.

   The reasons for the variance between the effective tax rate on income before income taxes and equity in operations of the Forest Products Group and the federal statutory rate (exclusive of the net gain on dispositions in 1994 and loss on dispositions in 1992) are as follows:


- --------------------------------------------------------------------------------
Year Ended December 31          1994              1993             1992
- --------------------------------------------------------------------------------
                                       % of              % of            % of
Dollars in thousands          Amount   Pretax   Amount   Pretax  Amount   Pretax
- --------------------------------------------------------------------------------
Tax at federal statutory
  rate                       $64,078  35.0%    $35,422  35.0%   $21,180   34.0%
Increase (decrease)
  resulting from State and
  local taxes - net            5,177   2.8       6,883   6.8      2,294    3.7
 Capital loss tax benefits   (10,000) (5.4)     (6,875) (6.8)        --     --
 Amortization of intangible
   assets acquired            11,139   6.1       5,602   5.5      4,033    6.5
 Change in enacted tax rate     --      --       3,759   3.7         --     --
 Other - net                   5,920   3.2      (1,560) (1.5)       227    0.3
- --------------------------------------------------------------------------------
Subtotal                      76,314  41.7%     43,231  42.7%    27,734   44.5%
- --------------------------------------------------------------------------------
Dispositions                  97,554                --          (16,655)
- --------------------------------------------------------------------------------
Income tax expense          $173,868           $43,231          $11,079
- --------------------------------------------------------------------------------

Federal income taxes currently refundable totaled $28,109,000 and $2,992,000 at December 31, 1994 and 1993, respectively, and are included in other current assets on the Consolidated Balance Sheets. The components of the net deferred tax liabilities recognized on the respective Consolidated Balance Sheets are as follows:

- --------------------------------------------------------
Dollars in thousands
December 31                            1994        1993
- --------------------------------------------------------
Deferred Tax Assets
 Intangible assets acquired         $10,425     $23,568
 Accrued state and local taxes       14,996      19,890
 Postretirement and
   postemployment benefits           81,707      78,655
 Other accrued employee
   benefits and compensation         89,569     110,218
 Allowance for doubtful
   accounts                          26,305      23,557
 Tax loss carryforwards              20,260      23,595
 Unearned Income                     21,848        --
 Other                                4,578      22,860
- --------------------------------------------------------
Total deferred tax assets           269,688     302,343
Valuation allowance                 (19,774)    (27,773)
- --------------------------------------------------------
Net deferred tax assets            $249,914    $274,570
- --------------------------------------------------------

- --------------------------------------------------------
Dollars in thousands
December 31                            1994      1993
- --------------------------------------------------------
Deferred Tax Liabilities
 Property, plant and
   equipment                       $121,617    $131,189
 Tax certificate                    125,664     137,343
 Nontaxable acquisition             125,782     145,298
 Deferred subscription
   expenses                           8,627      21,743
 Safe harbor tax lease               19,717      20,376
 Unremitted earnings                    833        --
 Investment in Forest
   Products Group                    13,324        --
 Other                                2,641      18,446
- -------------------------------------------------------
Total deferred tax liabilities      418,205     474,395
- --------------------------------------------------------
Net deferred tax assets            (249,914)   (274,570)
- --------------------------------------------------------
Net deferred tax liability          168,291     199,825
- --------------------------------------------------------
Less amounts included in:
 Other current assets                (9,296)     (4,812)
 Accrued expenses                       999       7,762
- --------------------------------------------------------
Deferred income taxes              $176,588    $196,875
- --------------------------------------------------------


   At December 31, 1994, there were no federal net operating loss carryforwards. Benefits from state and local loss carryforwards are attributable mainly to tax operating losses. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from 1 to 15 years. At December 31, 1994, the tax benefits relating to these carryforwards expire as follows: 1996, $4,015,000; 1997, $2,678,000; 1998, $3,018,000; 1999 through
2003, $10,442,000; and 2004 through 2008, $107,000.
   In connection with the sale in 1989 of its cable television system, the Federal Communications Commission granted the Company a tax certificate. This certificate enabled the Company to defer income taxes on the gain on the transaction and pay such taxes over a number of years. Under the provisions of the Internal Revenue Code, this is accomplished through a reduction in the tax bases of various assets. As a result, $10,508,000, $10,820,000 and $10,388,000 of income taxes that were so deferred became currently payable in 1994, 1993 and 1992, respectively. Additional income taxes that were deferred will become currently payable over the remaining lives of those assets with reduced tax bases.
   Federal income tax returns for all years through 1989 have been examined by the Internal Revenue Service, for which tentative agreements have been reached. Examinations of the tax returns for the years 1990 through 1993 have not commenced. Management is of the opinion that any assessments resulting from these examinations will not have a material effect on the consolidated financial statements.

- --------------------------------------------------------------------------------
7.   DEBT


In February 1995, the Company filed a shelf registration statement with the Securities Exchange Commission that permits the issuance of up to $400,000,000 in unsecured senior debt securities. The unsecured senior debt securities available under the shelf registration allow for the Company's classification of certain current obligations as long-term debt.

Long-term debt consisted of the following:

- --------------------------------------------------------------------------------
Dollars in thousands
- --------------------------------------------------------------------------------
December 31                                              1994             1993
- --------------------------------------------------------------------------------
Notes due 1998-2000 (a)                                $200,000         $200,000
Notes due 1995 net of
  unamortized discount:
  1994, $511; 1993, $2,444 (b)                          161,789          159,856
Notes due 1995 including
  unamortized premium:
  1994, $1,336; 1993, $3,725 (c)                         51,336           53,725
Commercial Paper (d)                                     60,405             --
- --------------------------------------------------------------------------------
Total                                                   473,530          413,581
Less current portion                                       --               --
- --------------------------------------------------------------------------------
Total long-term portion                                $473,530         $413,581
- --------------------------------------------------------------------------------

   (a) In October 1993, the Company issued senior notes totaling $200,000,000 to an insurance company with interest payable semi-annually. Five-year notes totaling $100,000,000 were issued at a rate of 5.50 percent, and the remaining $100,000,000 were issued as six and one-half year notes at a rate of 5.77 percent.
   (b) In connection with the 1985 acquisition of certain newspapers, the Company issued 10-year notes with an aggregate stated value of $162,300,000 which have been discounted at an interest rate of 11.85 percent for financial reporting purposes. Interest on certain of the notes is payable semi-annually. The original difference of $12,600,000 between the stated value of the notes and the amount that results from discounting the notes at 11.85 percent is being amortized as interest expense over the term of the notes. The December 31, 1994 amount is included in long-term debt since the Company has the intent and the ability, supported by the new shelf registration, to refinance these obligations for at least one year.
   (c) In connection with the 1993 acquisition of The Globe (see Note 2), the Company assumed $50,000,000 of 9.34 percent fixed-rate notes maturing July 1995, which have been valued for financial reporting purposes using a discount rate of
4.25 percent. Interest on the notes is payable semi-annually. The excess of the fair value of the notes at the acquisition date over the stated value of such notes was $4,303,000, which is being amortized as a reduction of interest expense over the remaining term of the notes. The December 31, 1994 amount is included in long-term debt since the Company has the intent and the ability, supported by the new shelf registration, to refinance these obligations for at least one year.
   The Company has an interest rate swap agreement (the "Agreement") with a major financial institution to manage interest costs. The Agreement matures in 1995 and effectively converts the 9.34 percent interest rate to a variable rate which is semi-annually indexed to the six-month London interbank ("LIBOR") rate. Based on quoted market prices, the Agreement was valued at $1,800,000 as of the acquisition date and is being amortized as interest expense over its term. As of December 31, 1994, the carrying value of the Agreement was $600,000. The difference of the carrying value and the estimated fair value at December 31, 1994 was not significant. During 1994, the Company's effective interest rate on these unsecured notes was 7.70 percent.
   (d) In December 1994, the Company established a $200,000,000 commercial paper program. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days. The $60,700,000 in aggregate face value of such notes outstanding at December 31, 1994 were issued at a weighted average interest rate of 6.06 percent. The outstanding commercial paper was supported by the Company's revolving credit and term loan agreements. Commercial paper is classified as long-term debt as the Company intends to refinance these obligations for at least one year either through continued short-term borrowings or the issuance of long-term debt supported by the new shelf registration.
   Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of long-term debt, excluding the current portion, was $455,100,000 and $432,725,000 at December 31, 1994 and 1993,
respectively.

- --------------------------------------------------------------------------------
   In October 1994, the Company entered into a $93,300,000 revolving credit and term loan agreement with a group of banks, which replaced the previous
$80,000,000 revolving credit and term loan agreement which would have terminated in May 1995. The new agreement, as amended, terminates in October 1998. At such time, then outstanding borrowings would be payable semi-annually in equal installments over one year. At the Company's discretion, this facility may be converted into term loans at any time. The agreement provides for an annual commitment fee of 0.11 percent on the unused commitment.
   The Company also has a $46,700,000 revolving credit agreement with the same group of banks, which replaces a previous $40,000,000 revolving credit agreement that terminated in October 1994. This agreement expires in October 1995. The agreement provides for an annual commitment fee of 0.08 percent on the unused commitment. A previous $50,000,000 revolving credit agreement was terminated in October 1994 and the underlying bank was included in the two new aforementioned revolving credit agreements.
   The agreements permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate. Borrowings under these agreements may be prepaid without penalty.
     In October 1992, the Company entered into a $20,000,000 revolving credit and term loan agreement with a bank and its affiliate, which replaced a previous $30,000,000 revolving credit agreement with the same bank. The new agreement, as amended, terminates in May 1996. At such time, then outstanding borrowings would be payable semi-annually aggregating 5 percent, 20 percent, 45 percent and 30 percent annually from 1996 to 1999. At the Company's discretion, this facility may be converted into term loans at any time. The Company also has entered into a $10,000,000 revolving credit agreement with the same bank and its affiliate that expires May 1995, at which time, any outstanding borrowings would be payable. Both agreements provide for an annual commitment fee of 1/8th of 1 percent on the unused commitment.
   The agreements permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificates of deposit rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate. Borrowings under these agreements may be prepaid without penalty.
   No borrowings under any of the above agreements were outstanding during 1994. Certain of the agreements also include provisions which require, among other matters, specified levels of stockholders' equity. At December 31, 1994, approximately $795,000,000 of stockholders' equity was unrestricted.
   In December 1994, the Company entered into a forward interest rate swap to hedge against possible interest rate increases during the period prior to the planned issuance of long-term debt. Gains or losses on these hedging transactions are deferred and amortized as adjustments of interest expense commencing on the date of issuance of debt. At December 31, 1994, the swaps entered into by the Company hedged approximately $20,000,000 of anticipated borrowings during the first quarter of 1995. At December 31, 1994, the carrying amount of such swaps approximated the fair value. Accordingly, no deferred gains or losses were recorded on the accompanying balance sheet. Subsequent to year-end, the Company entered into forward interest rate swaps which hedged an additional $130.0 million of anticipated first-quarter borrowings. In total, these swaps fix the 10-year treasury rate used to determine the Company's interest rate at 7.8 percent on $150.0 million of anticipated borrowings.
   Short-term debt is comprised of current maturities of long-term debt and capital lease obligations. Outstanding notes payable at December 31, 1993 consist of $62,340,000 of short-term bank borrowings at an average interest rate of 3.71 percent. There were no outstanding notes payable at December 31, 1994.
   Interest expense, net of interest income, as shown in the accompanying Consolidated Statements of Operations consisted of the following:

- --------------------------------------------------------------------------------
Dollars in thousands
- --------------------------------------------------------------------------------
Year Ended December 31                       1994           1993           1992
- --------------------------------------------------------------------------------
Interest expense                          $34,880        $29,549        $30,075
Interest income                            (6,718)        (4,174)        (3,960)
- --------------------------------------------------------------------------------
Net                                       $28,162        $25,375        $26,115
- --------------------------------------------------------------------------------

In connection with various construction projects, interest of approximately $4,943,000, $1,351,000 and $705,000 was capitalized as property, plant and equipment for 1994, 1993 and 1992, respectively.


- --------------------------------------------------------------------------------
8.   CAPITAL INVESTMENT PROJECTS

In December 1993, the Company and the City of New York executed a lease agreement and related agreements, under which the Company is leasing 31 acres of City-owned land in College Point, Queens, New York, on which The Times is building a state-of-the-art production and distribution facility. Conditions stipulated under the lease were met in June 1994 and, accordingly, a capital lease of $5,000,000 was recorded at such time. The lease will continue for 25 years after the start of construction with an option to ultimately purchase the property. Under the terms of the agreement, The Times would receive various tax and energy cost reductions.
   In July 1994, the Company's Board of Directors approved the construction of the new facility which will allow for later news deadlines and provide color and inserting capability for the daily newspaper. The cost of the new facility, excluding capitalized interest currently projected to be $45,000,000, is estimated to be $315,000,000.
   Construction of the facility began in August 1994 with completion anticipated in the second half of 1997. While the new facility will replace
The Times's Manhattan production and distribution facility, business and news operations will remain at the Manhattan building. No write-down is anticipated as a result of the discontinuance of production at the Manhattan facility.
   The Company's Edison facility commenced production in late 1992. Depreciation of the equipment began during the fourth quarter of 1992 and was phased in as each element was placed in service. Full operation of the facility began in the first quarter of 1993. Depreciation of the building and equipment totaled $33,000,000 in 1993 and increased to $35,000,000 in 1994 when the facility was operational for a full year.
   In 1993, the Company announced that The Times closed its printing plant in Carlstadt, New Jersey, and transferred production and distribution to the Edison facility. The Company completed removal of equipment from the facility in September 1994 and has commenced marketing of the Carlstadt facility for lease. The carrying value of the facility, which reflects management's estimate of its net realizable value (approximately $16,400,000), has been included in miscellaneous assets at December 31, 1994.

- --------------------------------------------------------------------------------
9.   PENSION PLANS

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements, including a joint Company-union plan and a number of joint industry-union plans. These plans cover substantially all employees.
   The Company-sponsored pension plans provide participating employees with retirement benefits in accordance with benefit provision formulas which are based on years of service and final average or career pay and, where applicable, employee contributions. Funding is based on an evaluation and review of the assets, liabilities and requirements of each plan. Retirement benefits are also provided under supplemental unfunded pension plans.
   Net periodic pension cost was $32,730,000 in 1994, $16,461,000 in 1993, and $15,082,000 in 1992. The components of net periodic pension cost are:

- --------------------------------------------------------------------------------
Dollars in thousands
- --------------------------------------------------------------------------------
Year Ended December 31                      1994          1993             1992
- --------------------------------------------------------------------------------
Service cost                             $19,194       $14,075          $11,879
Interest cost                             38,933        26,675           24,167
Actual loss (return) on plan assets        2,942       (38,907)         (25,365)
Curtailment loss (gain)
   (See Note 2)                            1,887          --               (885)

Net amortization and
  deferral                               (30,226)       14,618            5,286
- --------------------------------------------------------------------------------
Net periodic pension cost                $32,730       $16,461          $15,082
- --------------------------------------------------------------------------------

Due to the sale of the Women's Magazines Division, the Company recognized a curtailment loss in 1994. Accordingly, net periodic pension cost relating to certain plans was remeasured at July 1994, using an increased discount rate of
8.0 percent.

Assumptions used in the actuarial computations were:

- --------------------------------------------------------------------------------
Year Ended December 31                       1994          1993          1992
- --------------------------------------------------------------------------------

Discount rate                                8.25%         7.00%         8.00%
Rate of increase in
  compensation levels                        5.50%         5.50%         5.50%
Expected long-term rate of
  return on assets                           8.75%         8.75%         8.75%

- --------------------------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several other pension plans including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $19,535,000 in 1994, $17,970,000 in 1993, and $15,700,000 in 1992.


The funded status of the Company's plans which were valued at September 30, 1994 and 1993 is as follows:
- --------------------------------------------------------------------------------
                                                 Plans Whose         Plans Whose
                                                  Assets Exceed     Accumulated
December 31, 1994                                 Accumulated         Benefits
Dollars in thousands                               Benefits        Exceed Assets
- --------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
Vested benefit obligation                           $187,656           $207,104
- --------------------------------------------------------------------------------
Accumulated benefit obligation                      $193,129           $212,519
- --------------------------------------------------------------------------------
Projected benefit obligation                        $238,574           $263,044
Plan assets at fair value                            231,236            144,200
- --------------------------------------------------------------------------------
Projected benefit obligation
  in excess of plan assets                             7,338            118,844
Unrecognized net (losses) gains                      (12,337)            11,269
Unrecognized prior service cost                        6,567            (10,814)
Unrecognized transition obligation                    (2,038)            (1,517)
Fourth-quarter contribution, net                      (2,483)            (7,891)
- --------------------------------------------------------------------------------
Recorded pension (asset) liability                   $(2,953)          $109,891
- --------------------------------------------------------------------------------

















- --------------------------------------------------------------------------------
                                                   Plans Whose      Plans Whose
                                                   Assets Exceed    Accumulated
December 31, 1993                                  Accumulated        Benefits
Dollars in thousands                                Benefits       Exceed Assets
- ------------------------------------------------------------------------------
Actuarial present value of benefit obligation:
Vested benefit obligation                               $187,972      $219,554
- ------------------------------------------------------------------------------
Accumulated benefit obligation                          $193,951       $227,102
- ------------------------------------------------------------------------------
Projected benefit obligation                            $251,679       $282,179
Plan assets at fair value                                234,366        142,015
- ------------------------------------------------------------------------------
Projected benefit obligation
  in excess of plan assets                                17,313        140,164
Unrecognized net (losses)                                (24,972)       (20,043)
Unrecognized prior service cost                            7,746         (9,633)
Unrecognized transition obligation                        (2,690)        (2,724)
Fourth-quarter contribution, net                          (2,675)        (3,220)
Adjustment required to
  recognize additional minimum liability                                 10,087
- --------------------------------------------------------------------------------
Recorded pension (asset) liability                       $(5,278)      $114,631
- --------------------------------------------------------------------------------


Plan assets, which were valued as of September 30, 1994 and 1993, consist of money market investments, investments in marketable fixed income and equity securities, an investment in a diversified real estate equity fund and investments in group annuity insurance contracts.
   The additional minimum liability relating to the unfunded status of these plans is included in other liabilities on the Consolidated Balance Sheets as of December 31, 1993 and miscellaneous assets includes a related intangible asset of an equal amount. No such liability was required as of December 31, 1994.

- --------------------------------------------------------------------------------
10.  POSTRETIREMENT BENEFITS OTHER THAN
     PENSIONS AND POSTEMPLOYMENT BENEFITS

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employee meets specified age and service requirements.
   The Company adopted the provisions of SFAS No. 106 - Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106"), changing to the accrual method of accounting for these benefits effective January 1, 1992. Prior to 1992, postretirement benefit expenses were recognized on a pay-as-you-go basis and were not material.
   As permitted by SFAS 106, the Company elected to recognize in 1992 the accumulated postretirement benefit obligation related to prior service costs. The Company recorded this obligation of $64,856,000 ($37,411,000 after taxes or $.48 per share) as the cumulative effect of an accounting change at January 1, 1992.
   Net periodic postretirement cost was $12,419,000 and $10,809,000 in 1994 and 1993, respectively. The components of this cost are as follows:

- --------------------------------------------------------------------------------
Dollars in thousands                        1994              1993
- --------------------------------------------------------------------------------
Service cost for benefits
  earned during the period                $4,629            $3,955
Interest cost on accumulated
  postretirement benefit obligation        9,376             6,854
Net amortization and deferral               (102)                -
Curtailment gain (See Note 2)             (1,484)                -
- --------------------------------------------------------------------------------
Net periodic postretirement
   benefit cost                          $12,419           $10,809
- --------------------------------------------------------------------------------
The Company's policy is to fund the above-mentioned payments as claims and premiums are paid.
   The following table sets forth the amounts included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets at December 31, 1994 and 1993, based on valuation dates of September 30 in each year.

- --------------------------------------------------------------------------------
Dollars in thousands
- --------------------------------------------------------------------------------
December 31                                                1994            1993
- --------------------------------------------------------------------------------
Accumulated postretirement benefit
 obligation
 Retirees                                               $49,595         $53,677
 Fully eligible active plan participants                 26,894          28,450
 Other active plan participants                          45,017          51,522
- --------------------------------------------------------------------------------
Total                                                   121,506         133,649
Unrecognized net gains                                   26,287           4,535
Fourth-quarter benefit
  payments                                               (1,035)           (821)
- --------------------------------------------------------------------------------
Total accrued postretirement
  benefit liability                                     146,758         137,363
Current portion included in
  accrued expenses                                        4,400           4,040
- --------------------------------------------------------------------------------
Long-term accrued postretirement
  benefit liability                                    $142,358        $133,323
- --------------------------------------------------------------------------------


   Subsequent to the measurement date, a plan amendment was adopted to reduce benefits for participants retiring after January 1, 1995. The effect on the accumulated postretirement benefit obligation is a reduction of $16,736,000. This amount will be amortized over a period of approximately nine years.
   For 1994, the accumulated postretirement benefit obligation was determined using a discount rate of 8.25 percent, an estimated increase in compensation levels of 5.5 percent and a health care cost trend rate of between 12.0 percent and 10.0 percent in the first year grading down to 5.0 percent in the year 2008.
   Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 31, 1994 by $16,833,000 and increase the net periodic postretirement benefit cost for 1994 by $2,297,000.
   For 1993, the accumulated postretirement benefit obligation was determined using a discount rate of 7.0 percent, an estimated increase in compensation levels of 5.5 percent and a health care cost trend rate of between 13.0 percent and 11.0 percent in the first year, grading down to 5.0 percent in the year 2008.
   In connection with collective bargaining agreements, the Company contributes to several welfare plans including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total contributions to these welfare funds were approximately $25,460,000 and $18,000,000 in 1994 and 1993, respectively.
   The Company also adopted SFAS No. 112 - Employers' Accounting for Postemployment Benefits ("SFAS 112") as of the beginning of 1992. SFAS 112 requires that certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation, disability benefits and health care continuation coverage, be accrued if attributable to employees' service already rendered. The cumulative effect on net income of this change in accounting method resulted in a one-time charge of $16,365,000 ($9,440,000 after taxes or $.12 per share) and has been reflected as of January 1, 1992.

- --------------------------------------------------------------------------------
11.  EXECUTIVE AND NON-EMPLOYEE DIRECTORS'
     INCENTIVE PLAN

Under the Company's 1991 Executive Stock Incentive Plan and 1991 Executive Cash Bonus Plan (together the "1991 Executive Plans"), the Board of Directors may authorize incentive compensation awards and grant stock options to key employees of the Company. Awards may be granted in cash, restricted and unrestricted shares of the Company's Class A Common Stock, Retirement Units or such other forms as the Board of Directors deems appropriate. Under the 1991 Executive Plans, stock options of up to 10,000,000 shares of Class A Common Stock may be granted and stock awards of up to 1,000,000 shares of Class A Common Stock may be made. In adopting the 1991 Executive Plans, shares previously available for issuance of retirement units and stock options under prior plans are no longer available for future awards.
   Retirement Units are payable in Class A Common Stock over a period of 10 years following retirement.
   Stock options currently outstanding were granted under the Company's 1984 Stock Option Plan and the 1991 Executive Plans. The Plans provide for granting of both incentive and non-qualified stock options principally at an option price per share of 100 percent of the fair market value of the Class A Common Stock on the date of grant. These options have terms of five or ten years, and become exercisable in annual periods ranging from one year to four years from the date of grant. Payment upon exercise of an option may be made in cash, with previously-acquired shares, with shares (valued at fair market value) which would be otherwise issued on the exercise of the option or any combination thereof.
   Under the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), non-qualified options with ten-year terms are granted annually to each non-employee director of the Company. Each annual grant allows the director to purchase from the Company up to 1,000 shares of Class A Common Stock at the fair market value of such shares at the date of grant. Options for an aggregate of 250,000 shares of Class A Common Stock may be granted under the Directors' Plan.
   Outstanding stock options granted to key employees of The Globe to purchase its Series A and/or Series B Common Stock prior to the merger have been converted to stock options to purchase the Company's Class A Common Stock. The former Globe stock options were converted at a ratio of 0.6 shares of Class A Common for each share of Globe stock as determined by the merger agreement.
All of these stock options became exercisable as of the acquisition date.
   Changes in stock options for each of the three years in the period ended December 31, 1994 were as follows:

- ------------------------------------------------------------------------
 Dollars in thousands                       Option Price
 except per share data        Shares        Per Share ($)        Total
- ------------------------------------------------------------------------
 Options oustanding
   January 1, 1992         4,335,508          5.76 to 38.87     $98,099
 Granted                   1,103,410         25.93 to 28.88      28,473
 Exercised                  (466,320)         5.76 to 26.75      (7,900)
 Terminations                (91,982)        20.56 to 36.43      (2,737)
- ------------------------------------------------------------------------
 Options outstanding
   December 31, 1992       4,880,616         13.96 to 38.87     115,935
 Granted                   1,909,080         26.50 to 30.68      50,641
 Globe stock option
   conversion                958,654          6.89 to 22.50      14,381
 Exercised                  (346,334)         6.89 to 26.75      (6,333)
 Terminations                (41,175)        20.00 to 36.43      (1,116)
- ------------------------------------------------------------------------
 Options outstanding
   December 31, 1993       7,360,841          6.89 to 38.87     173,508
 Granted                   2,426,376         22.56 to 26.18      54,807
 Exercised                  (378,392)         6.89 to 26.75      (6,634)
 Terminations               (127,037)        11.45 to 36.43      (3,174)
- ------------------------------------------------------------------------
 Options outstanding
   outstanding
   December 31, 1994       9,281,788          6.89 to 38.87    $218,507
- ------------------------------------------------------------------------
 Options which became
   exercisable during
 1992                        728,859         20.00 to 20.81     $14,588
 1993                      1,803,174          6.89 to 28.88      35,098
 1994                        761,221         20.00 to 30.68      19,021
- ------------------------------------------------------------------------
 Options exercisable
   at December 31,
 1992                      3,237,964         13.96 to 38.87     $76,678
 1993                      4,673,663          6.89 to 38.87     104,789
 1994                      4,953,313          6.89 to 38.87     114,260
- ------------------------------------------------------------------------

- --------------------------------------------------------------------------------
12.  CAPITAL STOCK


The 5 1/2 percent cumulative prior preference stock, which is redeemable at the option of the Company on 30-day's notice at par plus accrued dividends, is entitled to an annual dividend of $5.50 payable quarterly.
   The serial preferred stock is subordinate to the 5 1/2 percent cumulative prior preference stock. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.
   The Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A shares. As provided for in the Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30 percent of the Board of Directors, and the Class A and Class B Common Stock have the right to vote together on reservations of Company stock for stock options, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.
   At the April 1994 annual meeting of the Company's Class A and B Common Stockholders, an amendment to the Employee Stock Purchase Plan was approved to reserve an additional 6,000,000 shares of Class A Common Stock for sale under the Plan.
   At a special meeting of shareholders in September 1993, an amendment of the Company's Restated Certificate of Incorporation was approved to increase the total number of authorized shares of Class A Common Stock to 200,000,000 shares, thereby increasing the Company's overall total number of authorized shares of capital stock of The New York Times Company to 200,910,000 shares.
   Under a stock repurchase program which commenced in June 1993 and expired at the close of The Globe transaction on October 1, 1993, the Company repurchased approximately 10,231,000 shares of its Class A Common Stock at an average price of $24.87 per share.
    The Company expended all of the $150,000,000 authorized under its previous stock repurchase program announced in October 1993. In October 1994, the Company announced authorized expenditures of up to $100,000,000 for repurchases of its Class A Common Stock. Under the new program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. Under the two programs, the Company has repurchased approximately 10,074,000 shares of its Class A Common Stock at an average effective price of $23.42 per share. Had the stock repurchases, under both programs, occurred as of January 1, 1994, earnings per share for the year 1994 would have been $2.12.
   In January 1995, the Company repurchased approximately 397,000 shares of its Class A Common Stock at an average effective price of $22.32 per share under the $100.0 million authorization. The Company has expended substantially all of this authorization. In February 1995, the Company's Board of Directors authorized additional expenditures of up to $50.0 million for repurchases of its Class A Common Stock.
   In addition to the Company's stock repurchase program, in 1994 the Company sold equity put options in a series of private placements that entitle the holder, upon exercise, to sell shares of Class A Common Stock to the Company at a specified price. In 1994, put options for 1,210,000 shares were issued for $1,189,000 in premiums which have been accounted for as additional capital. As of December 31, 1994, put options of $2,660,000 included in other liabilities for 120,000 shares remain outstanding at strike prices ranging from $21.88 to $22.50 per share with exercise dates in March 1995. Premiums received on these options reduced the average price of repurchased shares to $23.42 per share from $23.53 per share.
   Under the 1995 Offering of the Employee Stock Purchase Plan, eligible employees may purchase Class A Common Stock through payroll deductions during 1995 at the lower of $19.23 per share (85 percent of the average market price on November 1, 1994) or 85 percent of the average market price on December 28, 1995. Shares of Class A Common Stock reserved for issuance at December 31, 1994 and 1993 were as follows:

- --------------------------------------------------------------------------------
December 31                                              1994               1993
- --------------------------------------------------------------------------------
Retirement Units
  Outstanding                                         221,021            216,806
Stock Awards
 Available                                            973,844            993,359
Stock Options
  Outstanding                                       9,281,788          7,360,841
  Available                                         3,646,047          5,988,480
Employee Stock
Purchase Plan
  Available                                         5,802,596            993,919
Voluntary Conversion of
Class B Common Stock
  Available                                           570,121            571,624
- --------------------------------------------------------------------------------
Total                                              20,495,417         16,125,029
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
13.  LEASE COMMITMENTS



OPERATING LEASES:
Such lease commitments are primarily for office space and equipment. Certain office space leases provide for adjustments relating to changes in real estate taxes and other operating expenses.
   Rental expense amounted to $26,559,000 in 1994, $24,744,000 in 1993 and
$23,689,000 in 1992. The approximate minimum rental commitments under noncancelable leases (exclusive of minimum sublease rentals of $878,000) at December 31, 1994 were as follows: 1995, $15,711,000; 1996, $13,252,000; 1997,
$10,758,000; 1998, $9,066,000; 1999, $7,995,000 and $28,275,000 thereafter.

CAPITAL LEASES:
In 1993, the Company and The City of New York executed a long-term lease agreement and related agreements, under which the Company is leasing City-owned land to build a state-of-the-art printing and distribution facility for The Times. Conditions stipulated under the lease were met in 1994 and, accordingly, a capital lease of $5,000,000 was recorded at such time (see Note 8).
   The Company also has a long-term lease for a building and site in Edison, New Jersey. The lease provides the Company with certain early cancellation rights, as well as renewal and purchase options. For financial reporting purposes, the lease has been classified as a capital lease; accordingly, an asset of approximately $57,000,000 (included in buildings, building equipment and improvements at December 31, 1994 and 1993) has been recorded.
   The following is a schedule of future minimum lease payments under all capitalized leases together with the present value of the net minimum lease payments as of December 31, 1994:

- --------------------------------------------------------------------------------
 Dollars in thousands
- --------------------------------------------------------------------------------
 Year Ended December 31                         Amount
- --------------------------------------------------------------------------------

 1995                                           $7,089
 1996                                            6,838
 1997                                            6,734
 1998                                            7,018
 1999                                            6,971
 Later years                                    64,110
- --------------------------------------------------------------------------------
 Total minimum lease payments                   98,760
 Less: amount representing interest             46,413
- --------------------------------------------------------------------------------
 Present value of net minimum
   lease payments including current
   maturities of $2,681                        $52,347
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
14.  ACCOUNTING CHANGES

During 1992, the Company adopted three noncash accounting changes mandated by the Financial Accounting Standards Board: SFAS No. 106-Employers' Accounting for Postretirement Benefits Other Than Pensions (see Note 10), SFAS 109-Accounting for Income Taxes (see Note 6) and SFAS 112-Employers' Accounting for Postemployment Benefits (see Note 10).


   The cumulative effect of adopting these accounting changes is as follows:

- --------------------------------------------------------------------------------
                         After-tax effects             Earnings
                    (Dollars in thousands)            per share
- --------------------------------------------------------------------------------
Postretirement Benefits          $(37,411)              $(.48)
Income Taxes                       13,414                   17
Postemployment Benefits            (9,440)                (.12)
                                  --------               ------
Net charge                        $(33,437)              $(.43)
                                  =========              ======
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
15.  SEGMENTS


The Company's segment and related information is included on pages 2 and 3 of this Appendix. The information for the years 1994, 1993 and 1992 appearing therein is presented on a basis consistent with, and is an integral part of, the consolidated financial statements. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.


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


- --------------------------------------------------------------------------------
17.  RECLASSIFICATIONS


For comparability, certain 1992 and 1993 amounts have been reclassified to conform with the 1994 presentation.

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS AND STOCKHOLDERS OF
THE NEW YORK TIMES COMPANY:

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also include the financial schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As discussed in notes 6, 10 and 14, the Company changed its methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits effective January 1, 1992 to conform with Statements of Financial Accounting Standards 109, 106 and 112.

Deloitte & Touche LLP

New York, New York
February 9, 1995

MANAGEMENT'S RESPONSIBILITIES REPORT

The Company's consolidated financial statements were prepared by management who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's best estimates and judgments.
     Management is further responsible for maintaining a system of internal accounting control, designed to provide reasonable assurance that the Company's assets are adequately safeguarded and that the accounting records reflect transactions executed in accordance with management's authorization. The system of internal control is continually reviewed for its effectiveness and is augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit.
     The consolidated financial statements were audited by Deloitte & Touche LLP, independent auditors. Their audit was conducted in accordance with generally accepted auditing standards and their report is shown on this page.
     The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors, internal auditors and management to discuss specific accounting, financial reporting and internal control matters. Both the independent auditors and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects, subject to ratification by stockholders, the firm which is to perform audit and other related work for the Company.

- --------------------------------------------------------------------------------
MARKET INFORMATION
- --------------------------------------------------------------------------------

The Class A Common Stock is listed on the American Stock Exchange. The Class B convertible Common Stock and the 5 1/2 percent cumulative prior preference stock are unlisted and are not actively traded. Dividends on the preference stock were paid at the quarterly rate of $1.375 per share during each of the two years.
     The approximate number of security holders of record as of January 31, 1995 was as follows: Class A Common Stock: 17,678; Class B Common Stock: 44;
5 1/2 percent cumulative prior preference stock: 66.

     The market price range of Class A Common Stock in 1994 and 1993 is as follows:

- ------------------------------------------------------------------------
Quarter Ended                    1994                        1993
- ------------------------------------------------------------------------
                         High           Low           High          Low
March 31                $29.50        $25.75        $31.25        $26.37
June 30                  27.62         23.00         31.25         23.00
September 30             25.00         21.62         26.12         22.62
December 31              24.62         21.25         28.75         22.37
Year                     29.50         21.25         31.25         22.37
- ------------------------------------------------------------------------

QUARTERLY INFORMATION
  (Unaudited)
- --------------------------------------------------------------------------------
Dollars and shares in
        millions               First Quarter      Second Quarter   Third Quarter
except per share data          1994      1993      1994      1993     1994
- --------------------------------------------------------------------------------
Revenues                     $589.5    $454.5    $635.5    $483.6   $527.2
- --------------------------------------------------------------------------------
Costs and Expenses
 Production costs:
   Raw materials               78.4      63.7      80.4      67.5     66.0
   Wages and benefits         132.1     101.2     133.7     100.1    129.8
   Other                      112.9      94.5     117.6      98.6     96.2
- --------------------------------------------------------------------------------
 Total                        323.4     259.4     331.7     266.2    292.0
 Selling, general and
   administrative
     expenses                 223.0     164.0     230.4     168.4    201.9
- --------------------------------------------------------------------------------
Total                         546.4     423.4     562.1     434.6    493.9
- --------------------------------------------------------------------------------
Operating profit               43.1      31.1      73.4      49.0     33.3
Interest expense, net           8.7       5.2       8.0       5.2      6.2
Net gain (loss) on
  dispositions                    -         -         -         -    204.0
Income taxes                   16.7      12.9      31.4      20.9    112.0
- --------------------------------------------------------------------------------
Income (Loss) before
  equity in operations of
  forest products group        17.7      13.0      34.0      22.9    119.1
Equity in operations of
  forest products group            -     (2.1)      0.3      (0.5)     1.5
- --------------------------------------------------------------------------------
Net income (loss)             $17.7     $10.9     $34.3     $22.4   $120.6
- --------------------------------------------------------------------------------
Average number of common
  shares outstanding          106.9      79.9     106.3      79.7    104.3
Per share of common
 stock
 Net income (loss)             $.17      $.14      $.32      $.28    $1.16
 Dividends                      .14       .14       .14       .14      .14
- --------------------------------------------------------------------------------




QUARTERLY INFORMATION
  (Unaudited)
- --------------------------------------------------------------------------------
Dollars and shares in
        millions         Third Quarter    Fourth Quarter           Year
except per share data            1993    1994       1993       1994    1993
- --------------------------------------------------------------------------------
Revenues                     $ $445.6   $605.4    $636.0   $2,357.6    $2,019.7
- --------------------------------------------------------------------------------
Costs and Expenses
 Production costs:
   Raw materials                 64.2    79.6       85.1      304.4       280.5
   Wages and benefits            99.8   134.1      136.4      529.7       437.5
   Other                        102.9   102.0      122.6      428.7       418.6
- --------------------------------------------------------------------------------
 Total                          266.9   315.7      344.1    1,262.8     1,136.6
 Selling, general and
   administrative
     expenses                   166.5   228.3      257.6      883.6       756.5
- --------------------------------------------------------------------------------
Total                           433.4   544.0      601.7    2,146.4     1,893.1
- --------------------------------------------------------------------------------
Operating profit                 12.2    61.4       34.3      211.2       126.6
Interest expense, net             6.6     5.3        8.4       28.2        25.4
Net gain (loss) on
  dispositions                      -    (3.1)         -      200.9           -
Income taxes                      6.5   13.8        2.9       173.9        43.2
- --------------------------------------------------------------------------------
Income (Loss) before
  equity in operations of
  forest products group          (0.9)    39.2       23.0     210.0        58.0
Equity in operations of
  forest products group          (2.1)     1.5      (47.2)      3.3       (51.9)
- --------------------------------------------------------------------------------
Net income (loss)               $(3.0)  $40.7      $(24.2)   $213.3        $6.1
- --------------------------------------------------------------------------------
Average number of common
  shares outstanding             72.4     98.8      106.0     104.1        84.5
Per share of common
 stock
 Net income (loss)              $(.04)    $.41     $(.23)     $2.05        $.07
 Dividends                        .14      .14       .14        .56         .56
- --------------------------------------------------------------------------------


   The 1994 and 1993 quarters do not equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table above.
   Annual and quarterly per share amounts are affected by the timing of share issuances and repurchases. During the second half of 1993, 10.3 million shares of Class A Common Stock were repurchased for approximately $255.2 million. On October 1, 1993, 36.4 million shares were issued in connection with the acquisition of The Globe. During 1994, approximately $235.2 million was expended to repurchase 10.0 million shares.
   The Company's largest source of revenues is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that in the first quarter. Advertising volume tends to be lower in the third quarter primarily because of the summer slow-down in many areas of economic activity. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.
   Third-quarter 1994 includes a $204.0 million pre-tax gain ($.99 per share) from the sales of the Women's Magazines Division and U.K. golf publications.
   Fourth-quarter 1994 includes a $3.1 million loss ($.02 per share) on the disposition of Gaspesia.
   First-quarter 1993 was negatively affected by $3.7 million pre-tax ($.02 per share) rate adjustments due to a severe snowstorm.
   Third-quarter 1993 includes $4.4 million ($.05 per share) of additional income tax expense due to the enactment of the Tax Act.
   Fourth-quarter 1993 includes a $2.6 million pre-tax gain ($.02 per share) on the sale of assets.
   Fourth-quarter 1993 includes $35.4 million of pre-tax charges ($.19 per share) for severance and related costs for staff reductions at The Times.
   Fourth-quarter 1993 includes an after-tax noncash charge to equity in operations of $47.0 million ($.44 per share) to write down its investment in Gaspesia to its net realizable value.

TEN-YEAR SUPPLEMENTAL
  FINANCIAL DATA
- --------------------------------------------------------------------------------
Dollars and shares in
  millions                            Year Ended December 31
except per share data          1994       1993       1992       1991        1990
- --------------------------------------------------------------------------------
Revenues and Income
Revenues                     $2,358     $2,020     $1,774     $1,703      $1,777
- --------------------------------------------------------------------------------
Operating Profit                211        127         88         94         130
- --------------------------------------------------------------------------------
Income (Loss) from
  continuing operations
  before equity in
  forest products group         210         58         (2)        41          61
Equity in operations of
  forest products group           3        (52)        (9)         6           4
- --------------------------------------------------------------------------------
Income (Loss) from
  continuing operations         213          6        (11)        47          65
Discontinued operations           -          -          -          -           -
Net cumulative effect of
  accounting changes              -          -        (34)         -           -
- --------------------------------------------------------------------------------
Net income (loss)               213          6        (45)        47          65
- --------------------------------------------------------------------------------
Balance Sheet
Total assets                  3,138      3,215      1,995      2,128       2,150
Long-term debt
  and capital lease
  obligations                   523        460        207        213         319
Common stockholders'
  equity                      1,544      1,599      1,000      1,073       1,056
- --------------------------------------------------------------------------------
Per share of Common Stock
Continuing operations          2.05        .07       (.14)       .61         .85
Discontinued operations           -          -          -          -           -
Net cumulative effect of
  accounting changes              -          -       (.43)         -           -
Net income (loss)              2.05        .07       (.57)       .61         .85
Dividends                       .56        .56        .56        .56         .54
Common stockholders'
  equity (end of year)        15.71      14.96      12.54      13.70       13.68
- --------------------------------------------------------------------------------
Shares Outstanding
  (end of year)
Class A and Class B
  Common                       98.2      106.9       79.7       78.4        77.2
- --------------------------------------------------------------------------------
Market Price
  (end of year)               22.12      26.25      26.37      23.62       20.62
- --------------------------------------------------------------------------------



TEN-YEAR SUPPLEMENTAL
  FINANCIAL DATA
- -------------------------------------------------------------------------
Dollars and shares in                   Year Ended December 31
  millions
except per share data              1989      1988    1987    1986    1985
- -------------------------------------------------------------------------
Revenues and Income
Revenues                         $1,769    $1,700  $1,642  $1,524  $1,358
- -------------------------------------------------------------------------
Operating Profit                    169       251     284     266     210
- -------------------------------------------------------------------------
Income (Loss) from
  continuing operations
  before equity in
  forest products group              84       132     138     110      93
Equity in operations of
  forest products group             (16)       29      18      20      21
- -------------------------------------------------------------------------
Income (Loss) from
  continuing operations              68       161     156     130     114
Discontinued operations             199         7       4       2       2
Net cumulative effect of
  accounting changes                  -         -       -       -       -
- -------------------------------------------------------------------------
Net income (loss)                   267       168     160     132     116
- -------------------------------------------------------------------------
Balance Sheet
Total assets                      2,188     1,915   1,712   1,405   1,296
Long-term debt
  and capital lease
  obligations                       337       378     391     217     274
Common stockholders'
  equity                          1,064       873     823     705     586
- -------------------------------------------------------------------------
Per share of Common Stock
Continuing operations               .87     2.00     1.91    1.60    1.43
Discontinued operations            2.52      .08      .05     .03     .02
Net cumulative effect of
  accounting changes                  -        -        -       -       -
Net income (loss)                  3.39     2.08     1.96    1.63    1.45
Dividends                           .50      .46      .40     .33     .29
Common stockholders'
  equity (end of year)            13.63    11.02    10.04    8.59    7.24
- -------------------------------------------------------------------------
Shares Outstanding
  (end of year)
Class A and Class B
  Common                           78.1     79.2     82.0    82.0    80.9
- -------------------------------------------------------------------------
Market Price
  (end of year)                   26.37    26.87    31.00   35.50   24.50
- -------------------------------------------------------------------------



1994 - Results include a net pre-tax gain of $200.9 million ($.99 per share) on the sale of the Women's Magazines Division and U.K. golf publications and the disposition of Gaspesia.
1993 - Results included pre-tax $3.7 million ($.02 per share) rate adjustments due to a severe snowstorm.
   Results included $4.4 million ($.05 per share) of additional tax expense for remeasurement of deferred tax balances due to the enactment of the Tax Act.
   Results included $1.2 million ($.02 per share) of additional tax expense due to the Tax Act which increased the federal corporate income tax rate.
   Results included a $2.6 million pre-tax gain ($.02 per share) on the sale of assets.
   Results included $35.4 million of pre-tax charges ($.23 per share) for staff reductions at The Times.
   Results included an after-tax noncash charge of $47.0 million ($.56 per share) against equity in operations to write down the Company's investment in Gaspesia to its net realizable value.
1992 - Results included a $53.8 million pre-tax loss ($.47 per share) on the closing of The Gwinnett (Ga.) Daily News.
   Results included a $3.1 million pre-tax gain ($.02 per share) from the sales of assets.
   Results included a $28.0 million pre-tax charge ($.20 per share) for voluntary union staff reductions at The Times.
   Results included $21.4 million pre-tax ($.15 per share) for labor disruptions and training and start-up costs at Edison.
1991 - Results included a $20.0 million pre-tax charge ($.15 per share) for voluntary union staff reductions at The Times.
   Results included the reversal of a provision for income taxes of $10.0 million ($.13 per share) for a favorable tax settlement.
1989 - Results included an after-tax gain of $193.3 million ($2.46 per share) from the sale of the Company's cable television operations. The gain and results of operations through the 1989 sale date are included as discontinued operations.
   Results included a $30.0 million pre-tax charge ($.22 per share) for voluntary union staff reductions at The Times.
   Results included an after-tax charge of $27.2 million ($.35 per share) for a valuation reserve against the Company's investment in the Forest Products Group. 1986 - Results included an interest charge of $8.5 million ($.05 per share) which relates to a court decision arising from the Company's 1981 acquisition of two cable television systems.
1985 - Results included a $2.8 million gain ($.03 per share) from the sale of property. The Company acquired five newspapers and two television stations for $389.6 million.

                                                                     SCHEDULE II

                           THE NEW YORK TIMES COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994

- --------------------------------------------------------------------------------
                 Column A              Column B   Column C    Column D  Column E
- --------------------------------------------------------------------------------
                                                              Deduc-
                                                               tions
                                                  Additions     for
                                                  charged     purposes
                                       Balance    to costs      for
                                          at        and        which    Balance
                                       beginning  expenses    accounts  at end
                                         of         or        were set    of
                Description             period    revenues       up      period
- --------------------------------------------------------------------------------
                                                       Dollars in thousands
YEAR ENDED DECEMBER 31, 1994
  Deducted from assets to which they
    apply
      Uncollectible accounts.........    $17,108    $23,134    $17,974   $22,268
      Returns and allowances, etc....     26,399     44,562     65,072     5,889
                                         -------    --------   --------  -------
          Total......................    $43,507    $67,696    $83,046   $28,157
                                         =======    ========   ========  =======
YEAR ENDED DECEMBER 31, 1993
  Deducted from assets to which they
    apply
      Uncollectible accounts.........    $12,809    $18,495    $14,196   $17,108
      Returns and allowances, etc....     20,491     71,657     65,749    26,399
                                         -------    --------   --------  -------
          Total......................    $33,300    $90,152    $79,945   $43,507
                                         =======    ========   ========  =======
YEAR ENDED DECEMBER 31, 1992
  Deducted from assets to which they
    apply
      Uncollectible accounts.........    $13,020    $14,848    $15,059   $12,809
      Returns and allowances, etc....     17,621     61,154     58,284    20,491
                                         -------    --------   --------  -------
          Total......................    $30,641    $76,002    $73,343   $33,300
                                         =======    ========   ========  =======

                              Exhibit Index
                              -------------

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

           (2.2) Stockholders Agreement dated as of June 11, 1993, by and between the Company and the other parties signatory thereto (filed as Exhibit 2.1 to the Form S-4 Registration Statement, Registration No. 33-50043, on August 23, 1993, and included as Annex II to the Joint Proxy Statement/Prospectus included in such Registration Statement, and incorporated by reference herein).

           (2.3) Asset Purchase Agreement between the Company, The Family Circle, Inc., Retail Magazines Marketing Company, Inc. and Gruner + Jahr Printing and Publishing Co., dated as of June 17, 1994 (filed as an Exhibit to the Company's Form 10-Q dated August 10, 1994, (Exhibits omitted - The Company agrees to furnish a copy of any exhibit to the Commission upon request), and incorporated by reference herein).

           (2.4) Fulfillment Agreement between the Company, The Family Circle, Inc. and Gruner + Jahr Printing and Publishing Co., dated as of July 26, 1994 (filed as an Exhibit to the Company's Form 10-Q dated August 10, 1994, and incorporated by reference herein).

           (3.1) Certificate of Incorporation as amended by the Class A and Class B stockholders and as restated on September 29, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (3.2) By-laws as amended through February 17, 1994 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

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

           (9.1) Globe Voting Trust Agreement, dated as of October 1, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

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

           (10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through December 15, 1994.

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

           (10.7) Agreement of Lease, dated as of December 15, 1993, between The City of New York, Landlord, and the Company, Tenant (as successor to New York City Economic Development Corporation (the "EDC"), pursuant to an Assignment and Assumption of Lease With Consent, made as of December 15, 1993, between the EDC, as Assignor, to the Company, as Assignee) (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.8) Funding Agreement #1, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.9) Funding Agreement #2, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.10) Funding Agreement #3, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.11) Funding Agreement #4, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.12) New York City Public Utility Service Power Service Agreement, made as of May 3, 1993, between The City of New York, acting by and through its Public Utility Service, and The New York Times Newspaper Division of the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.13) Employment Agreement, dated May 19, 1993, between API, Globe Newspaper Company and William O. Taylor (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.14) API's 1989 Stock Option Plan (filed as Annex F-1 to API's Proxy Statement-Joint Prospectus, dated as of April 28, 1989, contained in API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (10.15) API's Supplemental Executive Retirement Plan, as amended effective September 15, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (10.16) API's 1990 Stock Option Plan (Restated 1991) (filed as
       Exhibit 1 to API's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1991 (Commission File No. 1-10251), and incorporated by reference herein).

           (10.17) Form of Substituted Stock Option Agreement/Incentive 86 among API, its predecessor company and certain employees (filed as Exhibit
       10.27 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (10.18) Form of Substituted Stock Option Agreement/Incentive 87 among API, its predecessor company and certain employees (filed as Exhibit
       10.29 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (10.19) Form of Substituted Stock Option Agreement/Incentive 88 among API, its predecessor company and certain employees (filed as Exhibit
       10.31 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (21) Subsidiaries of the Company

           (23) Consent of Deloitte & Touche LLP

           (27) Financial Data Schedule