Form 10-Q
period 1995-03-31
NEW YORK TIMES CO
filed 1995-05-11
CIK 71691

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                 QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.


For Quarter Ended            March 31, 1995
                             ----------------
Commission file number           1-5837
                             --------------

                         THE NEW YORK TIMES COMPANY
                         --------------------------
           (Exact name of registrant as specified in its charter)


     NEW YORK                                    13-1102020
- ------------------                              ------------

 (State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)




                  229 WEST 43RD STREET, NEW YORK, NEW YORK
                  ----------------------------------------
                  (Address of principal executive offices)

                                   10036
                                   -----
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
                                               -----     ------


Number of shares of each class of the registrant's common stock outstanding as of April 30, 1995 (exclusive of treasury shares):


      Class A Common Stock              96,577,496 shares
      Class B Common Stock                 430,178 shares

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             INDEX


         PART I.   FINANCIAL INFORMATION (Unaudited)                                                             Page
                                                                                                                 ----

                 Item 1. Financial Statements:

                         Condensed Consolidated Financial Statements


                         Condensed Consolidated Statements of Income for the Three
                             Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . .   3


                         Condensed Consolidated Balance Sheets as of March 31, 1995
                             and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4


                         Condensed Consolidated Statements of Cash Flows for the
                             Three Months Ended March 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .   6

                         Notes to Condensed Consolidated Financial Statements  . . . . . . . . . . . . . . . . .   7

                 Item 2. Management's Discussion and Analysis of Financial Condition
                             and Results of Operations:

                         Segment Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

                         Results of Operations - First Quarter of 1995
                             Compared with First Quarter of 1994 . . . . . . . . . . . . . . . . . . . . . . . .  13

                         Liquidity and Capital Resources . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15


         PART II.  OTHER INFORMATION

                 Item 4. Submission of Matters to a Vote of Security-Holders . . . . . . . . . . . . . . . . . .  18


                 Item 6. Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

         SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION



CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      1995                        1994
                                                                                    -------                     -------
                                                                                      (Dollars and shares in thousands
                                                                                         except per share data)
             Revenues
                Advertising  . . . . . . . . . . . . . . . . . . . . . . . . .          $401,151                    $411,623
                Circulation  . . . . . . . . . . . . . . . . . . . . . . . . .           129,741                     144,296
                Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            40,273                      33,593
                                                                                    -------------               -------------
                   Total . . . . . . . . . . . . . . . . . . . . . . . . . . .           571,165                     589,512
                                                                                    -------------               -------------

             Production Costs
                Raw Materials  . . . . . . . . . . . . . . . . . . . . . . . .            79,991                      78,419
                Wages and Benefits . . . . . . . . . . . . . . . . . . . . . .           131,379                     132,032
                Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            96,188                     112,930
                                                                                    -------------               -------------
                   Total . . . . . . . . . . . . . . . . . . . . . . . . . . .           307,558                     323,381
             Selling, General and Administrative Expenses  . . . . . . . . . .           206,090                     222,979
                                                                                    -------------               -------------

                   Total . . . . . . . . . . . . . . . . . . . . . . . . . . .           513,648                     546,360
                                                                                    -------------               -------------

             Operating Profit  . . . . . . . . . . . . . . . . . . . . . . . .            57,517                      43,152

             Interest Expense, Net of Interest Income  . . . . . . . . . . . .             7,344                       8,666
                                                                                    -------------               -------------

             Income Before Income Taxes and Equity in
               Operations of Forest Products Group . . . . . . . . . . . . . .            50,173                      34,486

             Income Taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .            24,484                      16,721
                                                                                    -------------               -------------

             Income Before Equity in Operations of Forest
               Products Group  . . . . . . . . . . . . . . . . . . . . . . . .            25,689                      17,765

             Equity in Operations of Forest Products Group . . . . . . . . . .             1,670                        (30)
                                                                                    -------------               -------------

             Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 27,359                    $ 17,735
                                                                                    =============               =============

             Average Number of Common Shares Outstanding . . . . . . . . . . .            97,826                     106,856

             Per Share of Common Stock
               Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .              $.28                        $.17
               Cash Dividends  . . . . . . . . . . . . . . . . . . . . . . . .               .14                         .14

         See notes to condensed consolidated financial statements.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION


CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                                    March 31,         December 31,
                                                                                         1995                 1994
                                                                                     --------               ------
                                                                                 (Dollars in thousands)
        ASSETS

             Current Assets

                Cash and short-term investments  . . . . . . . . . . . .      $      174,780       $        41,419
                                                                             ----------------     -----------------

                Marketable securities  . . . . . . . . . . . . . . . . .              39,370                     -
                                                                             ----------------     -----------------

                Accounts receivable-net  . . . . . . . . . . . . . . . .             241,299               247,750
                                                                             ----------------     -----------------

                Inventories
                   Newsprint and magazine paper  . . . . . . . . . . . .              26,514                24,783
                   Work-in-process, etc.   . . . . . . . . . . . . . . .               6,275                 5,762
                                                                             ----------------     -----------------

                       Total inventories . . . . . . . . . . . . . . . .              32,789                30,545
                                                                             ----------------     -----------------

                Other current assets   . . . . . . . . . . . . . . . . .              85,511                92,060
                                                                             ----------------     -----------------

                       Total current assets  . . . . . . . . . . . . . .             573,749               411,774

             Other Assets

                Investment in forest products group  . . . . . . . . . .              87,026                85,433

                Property, plant and equipment (less accumulated
                   depreciation of $675,246,000 in 1995 and
                   $660,017,000 in 1994)   . . . . . . . . . . . . . . .           1,163,944             1,158,751

                Intangible assets acquired
                   Cost in excess of net assets acquired (less
                   accumulated amortization of $169,408,000
                   in 1995 and $166,045,000 in 1994)   . . . . . . . . .           1,207,392             1,225,205

                   Other intangible assets acquired (less
                   accumulated amortization of $7,786,000
                   in 1995 and $6,486,000 in 1994)   . . . . . . . . . .             152,961               154,261

                Miscellaneous assets   . . . . . . . . . . . . . . . . .             102,869               102,207
                                                                             ----------------     -----------------

                       TOTAL ASSETS  . . . . . . . . . . . . . . . . . .      $    3,287,941       $     3,137,631
                                                                             ================     =================

         See notes to condensed consolidated financial statements.
                              (Continued) - 1

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION



CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Unaudited)

                                                                              March 31,         December 31,
                                                                                  1995                 1994
                                                                              --------             --------
                                                                            (Dollars in thousands)
        LIABILITIES AND STOCKHOLDERS' EQUITY

             Current Liabilities

                Accounts and notes payable   . . . . . . . . . . . .    $      101,360        $      121,504
                Payrolls   . . . . . . . . . . . . . . . . . . . . .            66,958                67,012
                Accrued expenses   . . . . . . . . . . . . . . . . .           180,475               182,338
                Unexpired subscriptions  . . . . . . . . . . . . . .            83,478                77,697
                Current portion of long-term debt  . . . . . . . . .            64,329                 2,681
                                                                       ----------------      ----------------

                   Total current liabilities   . . . . . . . . . . .           496,600               451,232
                                                                       ----------------      ----------------

             Other Liabilities

                Long-term debt   . . . . . . . . . . . . . . . . . .           588,842               473,530
                Capital lease obligations  . . . . . . . . . . . . .            49,178                49,666
                Deferred income taxes  . . . . . . . . . . . . . . .           172,401               176,588
                Other  . . . . . . . . . . . . . . . . . . . . . . .           438,849               441,323
                                                                       ----------------      ----------------

                   Total other liabilities   . . . . . . . . . . . .         1,249,270             1,141,107
                                                                       ----------------      ----------------

             Stockholders' Equity

                Capital shares   . . . . . . . . . . . . . . . . . .            12,620                12,615
                Additional capital   . . . . . . . . . . . . . . . .           600,557               597,860
                Earnings reinvested in the business  . . . . . . . .         1,193,440             1,179,715
                Common stock held in treasury, at cost   . . . . . .          (264,546)             (244,898)
                                                                       ----------------      ----------------

                   Total stockholders' equity  . . . . . . . . . . .         1,542,071             1,545,292
                                                                       ----------------      ----------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . .    $    3,287,941        $    3,137,631
                                                                       ================      ================


         See notes to condensed consolidated financial statements.

                              (Concluded) - 2

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION



        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        (Unaudited)                                                                                Three Months Ended
                                                                                                         March 31,
        CASH PROVIDED (USED):                                                                   1995                 1994
                                                                                               ------               ------
                                                                                                  (Dollars in thousands)
             OPERATING ACTIVITIES

             Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 27,359         $ 17,735

             Adjustments to reconcile net income to net
               cash provided by operating activities

                 Depreciation and amortization . . . . . . . . . . . . . . . . . . . .           36,402           38,896
                 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . .           (5,602)           1,325
                 Equity in operations of forest products group-net . . . . . . . . . .           (2,192)             195
                 Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,406           28,669
                                                                                              ----------       ----------

             Net cash provided by operating activities . . . . . . . . . . . . . . . .           69,373           86,820
                                                                                              ----------       ----------

             INVESTING ACTIVITIES

             Net proceeds from sale of BPI Communications, L.P.  . . . . . . . . . . .                -           52,992
             Purchases of marketable securities  . . . . . . . . . . . . . . . . . . .          (39,370)              -
             Additions to property, plant and equipment  . . . . . . . . . . . . . . .          (35,713)         (29,302)
             Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,439)          (3,584)
                                                                                              ----------       ----------

             Net cash (used in) provided by investing activities . . . . . . . . . . .          (79,522)          20,106
                                                                                              ----------       ----------

             FINANCING ACTIVITIES

             Short-term borrowings-net . . . . . . . . . . . . . . . . . . . . . . . .          (49,472)         (62,340)
             Long-term obligations
                 Increase  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          388,842                -
                 Reduction . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (163,768)          (1,436)
             Capital Shares
                 Issuance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              185              239
                 Repurchase  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (18,569)          (5,510)
             Dividends paid to stockholders  . . . . . . . . . . . . . . . . . . . . .          (13,690)         (14,990)
             Other-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (18)              98
                                                                                              ----------       ----------

             Net cash (used in) provided by financing activities . . . . . . . . . . .          143,510          (83,939)
                                                                                              ----------       ----------

             Increase in Cash and short-term investments . . . . . . . . . . . . . . .          133,361           22,987

             Cash and short-term investments at the beginning of the year  . . . . . .           41,419           42,058
                                                                                              ----------       ----------
             Cash and short-term investments at the end of the quarter . . . . . . . .         $174,780         $ 65,045
                                                                                              ==========       ==========

         See notes to condensed consolidated financial statements.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION



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

         c.    The 1995 amounts are subject to year-end audit.

2.  Income Taxes

     For the three months ended March 31, 1995 and 1994, income tax expense includes the reversal of deferred income taxes of $5,724,000 and $5,221,000, respectively. The principal reasons for the variance between the effective tax rate on income before income taxes and equity in operations of Forest Products Group and the federal statutory rate (exclusive of the effects of the Company's interest in Madison Paper Industries ("Madison"), a partnership) are state and local taxes and the amortization of certain intangible assets acquired.

     Equity in operations of Forest Products Group includes the income tax effects of the Company's interest in Madison and its equity in the operations of Canadian forest products companies. For the three months ended March 31, 1995 and 1994, income tax expense (benefit) included in equity in operations was $452,000 and $(36,000), respectively. The Company's consolidated federal income tax return includes the Company's interest in Madison.

3.  Earnings Per Share

     The computation of earnings per share data is not separately disclosed as such computation can be clearly determined from the Condensed
Consolidated Statements of Income.

4.  Cash and Short-Term Investments

     For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company has overdraft positions at certain banks caused by outstanding checks. These overdrafts, including $1,015,000 as of March 31, 1995 related to repurchases of the Company's stock (see Note 10), have been reclassified to accounts payable.

     For the three-month period ended March 31, 1995 and 1994, the Company made cash payments for interest (net of amounts capitalized) totaling $8,392,000 and $13,847,000, respectively. Cash payments for income taxes for the three-month period ended March 31, 1995 and 1994 totaled $7,405,000 and $5,295,000, respectively.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION


NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)



5.  Marketable Securities

    The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified the marketable securities as held-to-maturity, since the Company has the intent and ability to hold them to maturity. Held-to-maturity investments are carried at amortized cost.

6.  Capital Investment Projects

     In December 1993, the Company and the City of New York executed a 25-year lease and related agreements, under which the Company is leasing 31 acres of City-owned land in College Point, New York, on which The New York Times ("The Times") is building a state-of-the-art production and distribution facility. Conditions stipulated under the lease were met in June 1994 and, accordingly, a capital lease of $5,000,000 was recorded at such time.

     In July 1994, the Company's Board of Directors approved the construction of the new facility, which will allow for later news deadlines and provide color and inserting capability for the daily newspaper. The cost of the new facility, excluding capitalized interest currently projected to be $45,000,000, is estimated to be $315,000,000.

     Construction of the facility began in August 1994 with completion anticipated in the second half of 1997. While the new facility will replace The Times's Manhattan production and distribution facility, business and news operations will remain at the Manhattan building. No write-down is anticipated as a result of the discontinuance of production at the Manhattan facility.

7.  Staff Reductions and Union Negotiations

     In 1994, the Company completed its negotiations of long-term labor agreements with all of its unions at The Times and they extend to the year 2000. These agreements encompass wages, payments to the unions' benefits and pension funds, job security and financial incentives. These agreements apply to all of The Times's current and new production and distribution facilities.

     In connection with these union agreements and additional white-collar staff reductions for non-union employees, the Company recorded pre-tax charges ($35,400,000, or $.23 per share, in 1993; $28,000,000, or $.20 per share, in 1992; $20,000,000, or $.15 per share, in 1991; and $30,000,000, or $.22 per share, in 1989) for severance and related costs for staff reductions at The Times.

     At March 31, 1995 and December 31, 1994, approximately $15,800,000 and $23,700,000, respectively, were included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid balance of these pre-tax charges. The Company has committed the remaining funds. The remaining cash outflow associated with these charges are expected to occur over the next two years due to the timing of certain union pension and welfare fund contributions.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION



NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)


8.  Acquisition/Dispositions

     In February 1995, the Company announced an agreement for the purchase of WTKR-TV in Norfolk, Virginia from Narragansett Television, Inc. The closing, currently expected in early summer, is subject to regulatory approval. In March 1995, the Company announced that it is in discussions for the possible sale of seven of its small regional newspapers. The net assets of $17,205,000 related to these properties are included in other current assets on the accompanying March 31, 1995 Condensed Consolidated Balance Sheet. On May 5, 1995, the Company signed a letter of intent to sell The Daily Commercial (Leesburg, Fla.). The closing is expected to occur in the second quarter. The disposition will not have a material effect on the Company's consolidated financial statements. The potential dispositions and acquisition will not have a material impact on the future operations of the Company.

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

     Pro forma operating results for the three months ended March 31, 1994, had the sales of the U.K. golf publications and Women's Magazines Division occurred at the beginning of that period are as follows: revenues of $530,533,000; net income of $23,243,000; and net income per share of $.22.


     The above pro forma results are not necessarily indicative of the results of operations that might have occurred had the sales taken place at the beginning of the period, nor necessarily indicative of the results that may be obtained in the future. The gain on the sales is not included in the above pro forma operating results.

9.  Debt

     On March 29, 1995, the Company completed a public offering of $400,000,000 in unsecured notes and debentures. Ten-year notes maturing March 15, 2005, totaling $250,000,000 were issued at a rate of 7.625 percent; the remaining $150,000,000 were issued as 30-year debentures maturing March 15, 2025, at a rate of 8.25 percent and are callable after 10 years. For both issuances interest is payable semi-annually on March 15 and September 15.

     The net proceeds from the offering were used to repay notes of $162,300,000 due March 31, 1995, with an effective interest rate of 11.85 percent related to the 1985 acquisition of three newspapers; and $50,000,000 will be used to repay 9.34 percent notes due July 15, 1995 assumed in connection with the October 1993 acquisition of The Boston Globe. The remaining net proceeds will be used for general corporate purposes, including the repayment at maturity of additional indebtedness from the Company's commercial paper program.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION


NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Concluded)


10.  Stock Repurchase Program

     During the first quarter of 1995, the remainder of an October 1994 $100,000,000 authorization was spent to repurchase approximately 600,000 shares of Class A Common Stock at an average price of $22.09. In February 1995, the Company's Board of Directors authorized additional expenditures of up to $50,000,000. To date, the Company has repurchased approximately 900,000 shares of its Class A Common Stock at an average price of $22.90 per share under this program. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued.

11.  Equity Put Options

     In addition to the Company's stock repurchase program (see Note 9), the Company sold put options in a series of private placements that entitle the holder, upon exercise, to sell one share of Class A Common Stock to the Company at a specified price. At March 31, 1995, and December 31, 1994, approximately $230,000 and $2,660,000, respectively, were included in other liabilities on the accompanying Condensed Consolidated Balance Sheets, which represents the amount that the Company would be obligated to pay if all the options were exercised. The proceeds from the sale of put options are accounted for as additional paid-in capital.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION




MANAGEMENT'S DISCUSSION AND ANALYSIS (Unaudited)
- ------------------------------------------------

Segment Information
- -------------------

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                           1995           1994
                                                                                        -------        -------
                                                                                          (Dollars in thousands)

            REVENUES

            Newspapers  . . . . . . . . . . . . . . . . . . . . . . . . . .             $513,094       $478,518
            Magazines . . . . . . . . . . . . . . . . . . . . . . . . . . .               40,902         96,466
            Broadcasting  . . . . . . . . . . . . . . . . . . . . . . . . .               17,169         14,528
                                                                                       ----------     ----------
              Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $571,165       $589,512
                                                                                       ==========     ==========

            OPERATING PROFIT (LOSS)

            Newspapers  . . . . . . . . . . . . . . . . . . . . . . . . . .            $  50,810      $  48,079
            Magazines . . . . . . . . . . . . . . . . . . . . . . . . . . .               10,199            166
            Broadcasting  . . . . . . . . . . . . . . . . . . . . . . . . .                2,744          1,064
            Unallocated Corporate Expenses  . . . . . . . . . . . . . . . .               (6,236)        (6,157)
                                                                                       ----------     ----------
              Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .               57,517         43,152

            INTEREST EXPENSE, NET OF INTEREST INCOME  . . . . . . . . . . .                7,344          8,666
                                                                                       ----------     ----------

            INCOME BEFORE INCOME TAXES AND EQUITY IN
              OPERATIONS OF FOREST PRODUCTS GROUP   . . . . . . . . . . . .               50,173         34,486

            INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . .               24,484         16,721
                                                                                       ----------     ----------

            INCOME BEFORE EQUITY IN OPERATIONS
              OF FOREST PRODUCTS GROUP  . . . . . . . . . . . . . . . . . .               25,689         17,765

            EQUITY IN OPERATIONS OF FOREST PRODUCTS GROUP . . . . . . . . .                1,670            (30)
                                                                                       ----------     ----------

            NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 27,359       $ 17,735
                                                                                       ==========     ==========

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION






MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)
- --------------------------------------------------
Segment Information
- -------------------

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                                1995            1994
                                                                                             -------          ------
                                                                                             (Dollars in thousands)

              DEPRECIATION AND AMORTIZATION

              Newspapers. . . . . . . . . . . . . . . . . . . . . . . . . . .                $33,447         $33,012
              Magazines . . . . . . . . . . . . . . . . . . . . . . . . . . .                    585           3,265
              Broadcasting  . . . . . . . . . . . . . . . . . . . . . . . . .                  2,173           2,464
              Corporate . . . . . . . . . . . . . . . . . . . . . . . . . . .                    197             155
                                                                                          ----------      ----------

                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .                $36,402         $38,896
                                                                                          ==========      ==========

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION



MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
- ------------------------------------------------

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

Results of Operations - First Quarter of 1995
- ----------------------------------------------
Compared with First Quarter of 1994
- -----------------------------------

     The 1995 first-quarter net income was $27.4 million, or $.28 per share, compared with net income of $17.7 million, or $.17 per share, in 1994. The higher 1995 net income was principally due to improvements throughout all of the Company's operating groups, as well as higher equity in operations of the Forest Products Group.

     Revenues for the 1995 first quarter were $571.2 million compared with $589.5 million in the 1994 quarter. The lower revenues were due to the absence of the Women's Magazines and U.K. golf publications, which were sold in the 1994 third quarter offset, in part, by increased revenues in the Newspaper and Broadcasting Groups and the Sports/Leisure Magazines. On a comparable basis, excluding the revenues attributable to the magazines sold, 1995 first-quarter revenues increased by approximately 8 percent over 1994.

     For the first quarter of 1995, as a result of a strong operating performance, earnings before depreciation, amortization, interest and income taxes rose to $93.9 million from $82.0 million in the 1994 quarter. The Company currently anticipates that depreciation and amortization will approximate $150 million for the year 1995 as compared with $154 million in 1994.

     The quarterly per-share amounts were affected by the repurchase of the Company's Class A Common Stock throughout 1994 as well as in the 1995 first quarter. During 1994, approximately $235.2 million was expended to repurchase approximately 10.0 million shares. In the first quarter of 1995, an additional $19.5 million was expended to repurchase approximately
0.9 million shares.

     Interest expense, net of interest income, declined to $7.3 million in the first quarter of 1995 from $8.7 million last year. The decline was due principally to a higher level of capitalized interest in connection with facilities under construction.

     The 1995 and 1994 first-quarter effective tax rates, were 48.8 and
48.5 percent, respectively. The Company currently estimates that its annual effective income tax rate for 1995 will be 48.8 percent compared with 41.7 percent in 1994. The lower 1994 rate was due principally to the utilization of capital loss carryforwards in the fourth quarter of 1994.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
- ------------------------------------------------

     A discussion of the operating results of the Company's segments and equity interests follows:

     Beginning with the 1995 first quarter, the Information Services Division, formerly included with the Broadcasting Division, has been reclassified to the Newspaper Group Segment. The Information Services operations are closely aligned with the Newspaper Segment since they distribute The New York Times's related materials in a variety of electronic forms. The Information Services Division consists primarily of a news service, a features syndicate, TimesFax, NYT Custom Publishing and the licensing operations of The New York Times databases, CD-ROM and microfilm. The 1994 amounts have also been reclassified to conform with this presentation.

     The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 28 Regional Newspapers, newspaper wholesalers, Information Services and a 50 percent interest in the International Herald Tribune.

     First-quarter 1995 operating profit rose to $50.8 million from $48.1 million in the 1994 first quarter. Revenues were $513.1 million in the 1995 first quarter, compared with $478.5 million in 1994. The 7 percent increase in the Group's revenues was due primarily to higher advertising and circulation revenues. The increase in advertising revenues was due to a combination of higher advertising volume and rates. The circulation revenue increase was primarily due to higher rates, offset by the softness in circulation copies. The operating performance improved despite higher newsprint prices, which were 22 percent greater in the 1995 first quarter compared with the 1994 first quarter. Royalties from database licensing contributed to the improved performance. Higher newsprint prices are expected for the remainder of the year as a result of increased demand in the market. Management has begun to implement measures which are currently expected to minimize the impact of these price increases on the Groups' operating results for the year.


     At The Times, advertising volume for the first quarter of 1995 was 918,200 inches, up 7.2 percent from the 1994 first quarter. The zoned, classified and national advertising categories showed gains, but the retail advertising category was slightly down. Average circulation for the six months ended March 31, 1995, as reported to the Audit Bureau of Circulations ("ABC"), was 1,170,900 copies weekdays, down 17,100 copies from 1994, and 1,770,500 copies Sundays, up 2,700 copies.

     At The Globe, advertising volume was 684,600 inches for the 1995 first quarter, up 4.2 percent over the 1994 first quarter. Advertising was up in all categories except retail and preprint distribution was up 9.3 percent. Average circulation for the six months ended March 31, 1995, as reported to ABC, was 500,600 copies weekdays, up 300 copies, and 785,900 copies Sundays, down 29,400 copies.

     For the Regional Newspapers, advertising volume for the first quarter increased to 4.1 million inches, up 4.0 percent. Strong advertising in the classified and retail categories accounted for the improved results. Preprint distribution was down 4.3 percent. For the six months ended March 31, 1995, average circulation as reported to

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION



MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
- ------------------------------------------------


ABC, was 868,100 copies on weekdays, down 6,300 copies and 879,900 copies on Sunday, up 1,700 copies. Circulation was 54,900 copies for the nondailies, down 100 copies.

     The Magazine Group's first-quarter operating profit was $10.2 million in 1995 compared with $0.2 million in 1994 on revenues of $40.9 million and $96.5 million, respectively. The change in revenues for the quarter was due to the lack of revenues attributable to the Women's Magazines and U.K. golf publications which were sold in the 1994 third quarter.

     Excluding the 1994 first-quarter operations of the magazines sold and the 1995 first-quarter non-compete income of $2.5 million arising from the Women's Magazines sale (see Note 8), 1995 first-quarter operating profit for the Sports/Leisure Magazines was $7.7 million compared with $4.9 million in the 1994 quarter. Revenues for the Sports/Leisure Magazines for the first quarter of 1995 were $38.4 million compared with $34.6 million in the comparable 1994 period. The increases were primarily due to higher advertising revenues at Golf Digest and lower subscription promotion costs.

     The Broadcasting Group's first-quarter profit more than doubled as compared with the 1994 first quarter. Operating profit rose to $2.7 million in the 1995 first quarter from $1.1 million in the comparable 1994 quarter. First-quarter revenues were $17.2 million compared with $14.5 million in the 1994 quarter, an increase of 19 percent. Higher local advertising revenues and network compensation at the television stations, as well as higher revenues at the radio stations, accounted for the improved results.

     The Forest Products Group's equity in earnings (an after-tax amount) was $1.7 million for the first quarter of 1995, compared with break-even results in 1994. The 1995 improvement resulted from higher sales prices. This favorable trend is expected to continue throughout 1995.

Liquidity and Capital Resources
- -------------------------------

     Net cash provided by operating activities was $69.4 million in the 1995 first quarter compared with $86.8 million in 1994. Such cash was used primarily to modernize facilities and equipment, to pay dividends to stockholders and to repurchase shares of the Company's Class A Common Stock. The ratio of current assets to current liabilities was 1.16 at March 31, 1995, and .91 at December 31, 1994, and long-term debt and capital lease obligations as a percentage of total capitalization was 29 percent at March 31, 1995, compared with 25 percent at December 31, 1994.

     In March 1995 the Company completed a public offering of $400.0 million in unsecured notes and debentures (see Note 9). Ten-year notes totaling $250.0 million maturing March 15, 2005 were issued at a rate of
7.625 percent, and the remaining $150 million were issued as 30-year debentures maturing March 15, 2025 at a rate of 8.25 percent.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION



MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
- ------------------------------------------------


     The net proceeds from the offering were used to repay $162.3 million of notes due March 1995, and will be used to repay $50.0 million of notes due July 1995 and to repay indebtedness from the Company's commercial paper program. The remaining proceeds will be used for general corporate purposes.

     During the first quarter of 1995, the remainder of an October 1994 $100.0 million authorization was spent to repurchase approximately 0.6 million shares of Class A Common Stock at an average price of $22.09. In February 1995, the Company's Board of Directors authorized additional expenditures of up to $50.0 million. To date, the Company has repurchased approximately 0.9 million shares of its Class A Common Stock at an average price of $22.90 per share under this program. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued.

     The Company currently anticipates that depreciation and amortization will approximate $150.0 million for the year in 1995 as compared with $154.0 million in 1994.

     In July 1994, the Company's Board of Directors approved the construction of a new production and distribution facility in College Point, New York, for production of The Times (see Note 6). The cost of the new facility is estimated to be $315.0 million, exclusive of capitalized interest currently projected to be $45.0 million. Construction began in August 1994, with completion expected in the second half of 1997. While the new facility will replace The Times's Manhattan production and distribution facility, business and news operations will remain at the Manhattan building. No write-down is anticipated as a result of the discontinuance of production at the Manhattan facility.

     The Company currently anticipates that, inclusive of the College Point facility, capital expenditures for 1995 will range from $250.0 million to $300.0 million.

     In connection with a commitment related to the 1991 divestiture of a jointly-owned newsprint affiliate, Spruce Falls Power and Paper Company, Limited, the Company has fulfilled its commitment to lend $26.5 million (C$30.0 million) to the new owners of the mill. To date, the mill has been operating profitably and all interest payments related to the loan have been received by the Company. Under the terms of the loan, the five-year repayment period is not scheduled to commence until December 1997. The Company expects the former affiliate to fulfill its contractual obligation as stipulated in the loan agreement.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Concluded)
- ------------------------------------------------


     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-Lived Assets ("SFAS 121"). SFAS 121 will require a review for impairment of long-lived assets and certain identifiable intangible assets to be held and used, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement shall be effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not believe operations will be affected by the adoption of SFAS 121.

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company is currently not engaged in interest rate swaps or hedging activity of a material nature. The Company has one interest rate swap agreement with a major financial institution to manage interest costs on $50.0 million of notes due in July 1995 (see Note 9). The swap agreement converted a 9.34 percent fixed interest rate to an effective interest rate of 10.3 percent for the 1995 first quarter.

     In connection with the 1993 charges totaling $35.4 million for staff reductions (see Note 7), approximately $23.8 million has been disbursed.
The Company has committed the remaining funds. As a result of the timing of certain union pension and welfare fund contributions, the remaining cash outflow associated with these charges are expected to occur over the next two years. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund the amounts through internally-generated funds.

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

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART II. OTHER INFORMATION





Item 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

     (a)  The Company's annual meeting of stockholders was held on April
18,1995.

     (c)  The following matters were voted on at the annual meeting:

     1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The results of the vote taken was as follows:

                                                               For        Withheld
                                                               ---        --------

                Class A Directors:
                Louis V. Gerstner, Jr.                  85,591,845        703,525
                A. Leon Higginbotham, Jr.               85,537,609        757,761
                Robert A. Lawrence                      85,596,511        698,859
                Charles H. Price II                     85,612,219        683,151
                Donald M. Stewart                       85,602,338        693,032

                Class B Directors:
                John F. Akers                              411,383             0
                Richard L. Gelb                            411,383             0
                Marian S. Heiskell                         411,383             0
                Ruth S. Holmberg                           411,383             0
                George B. Munroe                           411,383             0
                George L. Shinn                            411,383             0
                Arthur Ochs Sulzberger                     411,383             0
                Judith P. Sulzberger                       411,383             0
                William O. Taylor                          411,383             0
                Cyrus R. Vance                             411,383             0

     2. The stockholders (with Class A and Class B stockholders voting together) approved the amendment of the Company's 1991 Executive Cash Bonus Plan and the 1991 Executive Stock Incentive Plan. The result of the vote taken was as follows:



     For                                     75,870,880
     Against                                  8,737,292
     Abstain                                  2,098,581
     Total Against and Abstain*              10,835,873







- --------------------

  *  An abstention vote had the same effect as a vote against this matter.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             PART II. OTHER INFORMATION



     3. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending December 31, 1995. The result of the vote taken was as follows:


     For                                  86,280,639
     Against                                 217,109
     Abstain                                 209,005
     Total Against and Abstain*              426,114


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------



     (a)       Exhibits
               --------

     3(ii)     By-laws



     27.       Financial Data Schedule



     (b)  Reports on Form 8-K
          -------------------

     As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, on January 6, 1995, the Company filed a report on Form 8-K, dated December 12, 1994, relating to the disposition of the Company's interest in Gaspesia Pulp & Paper Company Ltd., a Canadian newsprint mill; and on March 1, 1995, the Company filed a report on Form 8-K, dated February 24, 1995, relating to the Company's announcement of an agreement with Narragansett Television, Inc. to purchase WTKR-TV, Norfolk, Virginia.







- --------------------

  *  An abstention vote had the same effect as a vote against this matter.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             March 31, 1995
                                             SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE NEW YORK TIMES COMPANY
                                                 --------------------------
                                                        (Registrant)


Date:  May 11, 1995                                  /S/   D.L. Gorham
       ------------                          ---------------------------------
                                                         (signature)
                                                       David L. Gorham
                                                  Senior Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


     3(ii)     By-laws



     27.       Financial Data Schedule