Form 10-Q
period 1995-06-30
NEW YORK TIMES CO
filed 1995-08-10
CIK 71691

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                             QUARTERLY REPORT UNDER
                             SECTION 13 or 15(d) OF
                            THE SECURITIES EXCHANGE
                                  ACT OF 1934.


For Quarter Ended                         June 30, 1995
                                          ------------

Commission file number                       1-5837
                                          ------------

                           THE NEW YORK TIMES COMPANY
                          ---------------------------
             (Exact name of registrant as specified in its charter)


            NEW YORK                                       13-1102020
           ---------                                   -----------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)





                    229 WEST 43RD STREET, NEW YORK, NEW YORK
                   ------------------------------------------
                    (Address of principal executive offices)

                                     10036
                                    -------
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


Number of shares of each class of the registrant's common stock outstanding as of July 31, 1995 (exclusive of treasury shares):


           Class A Common Stock                           95,912,773 shares
           Class B Common Stock                              428,976 shares

                                              THE NEW YORK TIMES COMPANY
                                              Form 10-Q
                                              June 30, 1995
                                              INDEX


PART I.    FINANCIAL INFORMATION (Unaudited)                          Page
                                                                      ----
        Item 1.  Financial Statements:

                 Condensed Consolidated Financial Statements

                 Condensed Consolidated Statements of Income for
                    the Three and Six Months Ended June 30, 1995
                    and 1994..........................................  3

                 Condensed Consolidated Balance Sheets as of
                    June 30, 1995 and December 31, 1994...............  4

                 Condensed Consolidated Statements of Cash
                    Flows for the Six Months Ended June 30, 1995
                    and 1994..........................................  6

                 Notes to Condensed Consolidated Financial
                    Statements........................................  7

        Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations:

                 Segment Information..................................  11

                 Results of Operations - Second Quarter
                    of 1995 Compared with Second Quarter of 1994......  13

                 Results of Operations - Six Months of 1995
                    Compared with Six Months of 1994..................  15

                 Liquidity and Capital Resources......................  17

PART II.   OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K......................  20

SIGNATURES............................................................  21

                                              THE NEW YORK TIMES COMPANY
                                              Form 10-Q
                                              June 30, 1995
                                              PART I. FINANCIAL INFORMATION


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                                                  Three Months Ended                  Six Months Ended
                                                                          June 30,                           June 30
                                                                  1995                1994            1995           1994
                                                                 ------              ------          ------         ------
                                                                            (Dollars and shares in thousands
                                                                                 except per share data)
Revenues
    Advertising ......................................     $  427,672        $  444,849        $  828,823        $  856,472
    Circulation ......................................        138,603           151,848           268,344           296,144
    Other ............................................         44,114            38,832            84,387            72,425
                                                            ---------        ----------        ----------        ----------
       Total .........................................        610,389           635,529         1,181,554         1,225,041
                                                            ---------        ----------        ----------        ----------
Production Costs
    Raw Materials ....................................         85,675            80,451           165,666           158,870
    Wages and Benefits ...............................        133,588           133,665           264,967           265,697
    Other ............................................         97,592           117,582           193,780           230,512
                                                            ---------        ----------        ----------        ----------
       Total .........................................        316,855           331,698           624,413           655,079
Selling, General and  Administrative Expenses ........        211,939           230,421           418,029           453,400
                                                            ---------        ----------        ----------        ----------
       Total .........................................        528,794           562,119         1,042,442         1,108,479
                                                            ---------        ----------        ----------        ----------

Operating Profit .....................................         81,595            73,410           139,112           116,562
Interest Expense, Net of Interest Income .............          6,732             8,027            14,076            16,693
                                                            ---------        ----------        ----------        ----------
Income Before Income Taxes and Equity in
  Operations of Forest Products Group ................         74,863            65,383           125,036            99,869

Income Taxes .........................................         34,181            31,416            58,665            48,137
                                                            ---------        ----------        ----------        ----------
Income Before Equity in Operations of Forest
  Products Group .....................................         40,682            33,967            66,371            51,732

Equity in Operations of Forest Products Group ........          2,574               330             4,244               300
                                                            ---------        ----------        ----------        ----------
Net Income ...........................................     $   43,256        $   34,297        $   70,615        $   52,032
                                                            =========        ==========        ==========        ==========
Average Number of Common Shares Outstanding ..........         96,781           106,345            97,304           106,600

Per Share of Common Stock
  Net Income .........................................     $      .45        $      .32        $      .73        $      .49
  Cash Dividends .....................................            .14               .14               .28               .28

           See notes to condensed consolidated financial statements.

                                                  THE NEW YORK TIMES COMPANY
                                                  Form 10-Q
                                                  June 30, 1995
                                                  PART I. FINANCIAL INFORMATION





CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                                      June 30,   December 31,
                                                          1995          1994
                                                       -------        ------
                                                      (Dollars in thousands)
ASSETS

Current Assets

    Cash and short-term investments ...............   $  124,184   $   41,419
                                                    ------------  -----------
    Marketable securities .........................       19,677         --
                                                    ------------  -----------



    Accounts receivable-net .......................      246,260      247,750
                                                    ------------  -----------
    Inventories
       Newsprint and magazine paper ...............       28,773       24,783
       Work-in-process, etc .......................        6,062        5,762
                                                    ------------  -----------

           Total inventories ......................       34,835       30,545
                                                    ------------  -----------

    Other current assets ..........................       67,222       92,060
                                                    ------------  -----------

           Total current assets ...................      492,178      411,774

Other Assets

    Investment in forest products group ...........       91,863       85,433

    Property, plant and equipment (less accumulated
       depreciation of $695,128,000 in 1995 and
       $660,017,000 in 1994) ......................    1,211,727    1,158,751

    Intangible assets acquired
       Cost in excess of net assets acquired (less
       accumulated amortization of $177,920,000
       in 1995 and $166,045,000 in 1994) ..........    1,200,962    1,225,205

       Other intangible assets acquired (less
       accumulated amortization of $9,089,000
       in 1995 and $6,486,000 in 1994) ............      208,625      154,261

    Miscellaneous assets ..........................      103,928      102,207
                                                    ------------  -----------

           TOTAL ASSETS ...........................   $3,309,283   $3,137,631
                                                     ===========  ===========

        See notes to condensed consolidated financial statements.
                                (Continued) - 1

                                                  THE NEW YORK TIMES COMPANY
                                                  Form 10-Q
                                                  June 30, 1995
                                                  PART I. FINANCIAL INFORMATION




CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Unaudited)

                                                   June 30,      December 31,
                                                       1995             1994
                                                   --------          -------
                                                    (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Accounts payable and notes payable .......      $ 115,211       $ 121,504
    Payrolls .................................         74,129          67,012
    Accrued expenses .........................        193,744         182,338
    Unexpired subscriptions ..................         79,038          77,697
    Current portion of long-term debt ........         52,764           2,681
                                                   ----------       ---------
       Total current liabilities .............        514,886         451,232
                                                   ----------       ---------
Other Liabilities

    Long-term debt ...........................        588,957         473,530
    Capital lease obligations ................         48,611          49,666
    Deferred income taxes ....................        168,625         176,588
    Other ....................................        444,389         441,323
                                                   ----------       ---------
       Total other liabilities ...............      1,250,582       1,141,107
                                                   ----------       ---------
Stockholders' Equity

    Capital shares ...........................         12,626          12,615
    Additional capital .......................        598,740         597,860
    Earnings reinvested in the business ......      1,223,608       1,179,715
    Common stock held in treasury, at cost ...       (291,159)       (244,898)
                                                   ----------       ---------

       Total stockholders' equity ............      1,543,815       1,545,292
                                                   ----------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...    $ 3,309,283     $ 3,137,631
                                                   ==========       =========


               See notes to condensed consolidated financial statements.

                                (Concluded) - 2

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION





CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                        Six Months Ended
                                                                           June 30,
CASH PROVIDED (USED):                                                   1995        1994
                                                                        ----        ----
OPERATING ACTIVITIES
Net income .....................................................   $  70,615   $  52,032

Adjustments to reconcile net income to net cash provided by operating activities

     Depreciation and amortization .............................      72,324      77,679
     Deferred income taxes .....................................     (12,949)     (5,540)
     Equity in operations of forest products group-net .........      (5,706)         (2)
     Other-net .................................................      47,845      27,139
                                                                   ---------    --------

Net cash provided by operating activities ......................     172,129     151,308
                                                                   ---------    --------
INVESTING ACTIVITIES

Business acquired ..............................................     (71,913)       --
Net proceeds on sale of BPI Communications, L.P ................        --        52,992
Purchases of marketable securities .............................     (39,370)       --
Proceeds from sales of marketable securities ...................      19,693        --
Additions to property, plant and equipment .....................     (90,715)    (63,057)
Other-net ......................................................         796        (219)
                                                                   ---------     --------
Net cash used in investing activities ..........................    (181,509)    (10,284)
                                                                   ---------     --------
FINANCING ACTIVITIES

Short-term borrowings - net ....................................     (60,405)    (62,340)
Long-term obligations and notes payable
     Increase ..................................................     388,842         --
     Reduction .................................................    (164,882)     (2,649)
Capital Shares
     Issuance ..................................................         723       1,193
     Repurchase ................................................     (44,960)    (25,390)
Dividends paid to stockholders .................................     (27,268)    (29,907)
Other-net ......................................................          95         898
                                                                   ---------     --------
Net cash provided by (used in) financing activities ............      92,145    (118,195)
                                                                   ---------     --------
Increase in Cash and short-term investments ....................      82,765      22,829

Cash and short-term investments at the beginning of the year ...      41,419      42,058
                                                                   ---------     --------
Cash and short-term investments at the end of the quarter ......   $ 124,184    $ 64,887
                                                                   =========     ========

            See notes to condensed consolidated inancial statements.

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION



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

2.   Income Taxes

        For the three and six months ended June 30, 1995, income tax expense includes the reversal of deferred income taxes of $7,508,000 and $13,232,000, respectively. For the comparable 1994 periods, income taxes include deferred income tax expense of $4,906,000 and $10,127,000, respectively. The principal reasons for the variance between the effective tax rate on income before income taxes and equity in operations of Forest Products Group and the federal statutory rate (exclusive of the effects of the Company's interest in Madison Paper Industries ("Madison"), a partnership) are state and local taxes and the amortization of certain intangible assets acquired.

        Equity in operations of Forest Products Group includes the income tax effects of the Company's interest in Madison and its equity in the operations of a Canadian forest products company. For the three and six months ended June 30, 1995, income tax expense included in equity in operations was $870,000 and $1,322,000, respectively. For the comparable 1994 periods, income tax expense included in equity in operations was $44,000 and $8,000, respectively. The Company's consolidated federal income tax return includes the Company's interest in Madison.

3.   Earnings Per Share

        The computation of earnings per share data is not separately disclosed as such computation can be clearly determined from the Condensed Consolidated Statements of Income.

4.   Cash and Short-Term Investments

        For purposes of the Condensed Consolidated Statements of Cash Flows, the Company considers all highly-liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company has overdraft positions at certain banks caused by outstanding checks. These overdrafts, including $874,000 as of June 30, 1995 related to repurchases of the Company's stock (see Note 10), have been reclassified to accounts payable.

        For the six-month periods ended June 30, 1995 and 1994, the Company made cash payments for interest (net of amounts capitalized) totaling $12,461,000 and $20,278,000, respectively. Cash payments for income taxes for the six-month periods ended June 30, 1995 and 1994 totaled $31,379,000 and $39,355,000, respectively.

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION


NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)



5.   Marketable Securities

             The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. The Company has classified the marketable debt securities as held-to-maturity, since the Company has the intent and ability to hold them to maturity. Held-to-maturity investments are carried at amortized cost.

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

        In July 1994, the Company's Board of Directors approved the construction of the new facility, which will allow for later news deadlines and provide color and inserting capability for the daily editions of The Times. The cost of the new facility, excluding capitalized interest currently projected to be $45,000,000, is estimated to be $315,000,000.

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

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION



NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)



        At June 30, 1995 and December 31, 1994, approximately $14,700,000 and $23,700,000, respectively, were included in Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid, but committed, balance of these pre-tax charges. The remaining cash outflows of the unpaid balance are expected to occur over the next two years due to the timing of certain union pension and welfare fund contributions.

8.   Acquisition/Dispositions

        In June 1995 the Company acquired WTKR-TV in Norfolk, Virginia. The acquisition was accounted for as a purchase. The aggregate cost of the acquisition was $72,556,000, of which $71,913,000 was paid in cash with the remainder representing operating liabilities assumed. The purchase resulted in increases of other intangible assets of approximately $56,791,000 (which consist of network affiliation agreement, FCC licenses and other intangible assets); property, plant and equipment of $14,285,000, and other assets of $1,480,000. Net liabilities assumed as a result of the transaction totaled approximately $643,000.

        In May 1995, the Company sold the York County Coast Star (Kennebunk, ME) and in July and August 1995 the Company completed the sales of six additional small regional newspapers. The net gain from the dispositions will not have a material effect on the Company's consolidated financial statements. The net assets of $13,203,000 of the six properties are included in other current assets on the accompanying June 30, 1995 Condensed Consolidated Balance Sheet. These dispositions and acquisition will not have a material impact on the future operations of the Company.

        In the third quarter of 1994, the Company completed the sales of its Women's Magazines Division and U.K. golf publications. These transactions resulted in a pre-tax gain of approximately $204,000,000 ($1.01 per share). In connection with the sale of the Women's Magazines Division, the Company entered into a four-year non-compete agreement, for which it received $40,000,000. This amount is being recognized as operating income, on a straight-line basis, over a four-year period that commenced July 26, 1994.

        Pro forma operating results for the six months ended June 30, 1994, had the sales of the U.K. golf publications and Women's Magazines Division occurred at the beginning of that period, are as follows: revenues of $1,104,687; net income of $59,242,000; and net income per share of $.56.

        The above pro forma results are not necessarily indicative of the results of operations that might have occurred had the sales taken place at the beginning of the period, nor necessarily indicative of the results that may be obtained in the future. The gain on the sales is not included in the above pro forma operating results.

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION



NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Concluded)



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

        The net proceeds from the offering were used to repay notes of $162,300,000 due March 31, 1995, with an effective interest rate of 11.85 percent related to the 1985 acquisition of three newspapers; $50,000,000 was used to repay 9.34 percent notes due July 15, 1995 assumed in connection with the October 1993 acquisition of The Boston Globe; and to repay indebtedness from the Company's commercial paper program. The remaining net proceeds will be used for general corporate purposes.

10.  Stock Repurchase Program

        During the first quarter of 1995, the remainder of an October 1994 $100,000,000 authorization was expended to repurchase approximately 600,000 shares of Class A Common Stock at an average price of $22.08. In February 1995 the Company's Board of Directors authorized additional repurchases of up to $50,000,000. To date, the Company has repurchased approximately 1,400,000 shares of its Class A Common Stock at an average price of $22.80 per share under this program. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued.

11.  Equity Put Options

        In addition to the Company's stock repurchase program (see Note 10), the Company sold put options in a series of private placements that entitle the holder, upon exercise, to sell one share of Class A Common Stock to the Company at a specified price. At June 30, 1995, and December 31, 1994, approximately $3,060,000 and $2,660,000, respectively, were included in other liabilities on the accompanying Condensed Consolidated Balance Sheets, which represents the amount that the Company would be obligated to pay if all the options were exercised. The proceeds from the sale of put options are accounted for as additional paid-in capital.

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Unaudited)
-----------------------------------------------

Segment Information
-------------------
                                                Three Months Ended                   Six Months Ended
                                                        June 30,                         June 30,
                                                 1995             1994            1995              1994
                                              --------           -------         -------          ---------
                                                                  (Dollars in thousands)

REVENUES
Newspapers ...........................   $    546,672        $    508,102        $  1,059,766        $    986,620
Magazines ............................         42,929             108,885              83,831             205,351
Broadcasting .........................         20,788              18,542              37,957              33,070
                                         ------------        ------------        ------------        ------------
Total ................................   $    610,389        $    635,529        $  1,181,554        $  1,225,041
                                         ============        ============        ============        ============
OPERATING PROFIT (LOSS)

Newspapers ...........................   $     70,531        $     65,773        $    121,341        $    113,852
Magazines ............................         10,924              10,014              21,123              10,180
Broadcasting .........................          6,228               4,727               8,972               5,791
Unallocated Corporate Expenses .......         (6,088)             (7,104)            (12,324)            (13,261)
                                         ------------        ------------        ------------        ------------
Total ................................         81,595              73,410             139,112             116,562

INTEREST EXPENSE, NET
   OF INTEREST INCOME ................          6,732               8,027              14,076              16,693
                                         ------------        ------------        ------------        ------------
INCOME BEFORE INCOME TAXES AND
   EQUITY IN OPERATIONS OF
   FOREST PRODUCTS GROUP .............         74,863              65,383             125,036              99,869

INCOME TAXES .........................         34,181              31,416              58,665              48,137
                                         ------------        ------------        ------------        ------------
INCOME BEFORE EQUITY IN OPERATIONS
   OF FOREST PRODUCTS GROUP ..........         40,682              33,967              66,371              51,732

EQUITY IN OPERATIONS OF
   FOREST PRODUCTS GROUP .............          2,574                 330               4,244                 300
                                         ------------        ------------        ------------        ------------
NET INCOME............................   $     43,256        $     34,297        $     70,615        $     52,032
                                         ============        ============        ============        ============

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION




MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)
-------------------------------------------------
Segment Information
--------------------
                                                    Three Months Ended                          Six Months Ended
                                                          June 30,                                  June 30,
                                                   1995                 1994                 1995                 1994
                                                 -------              -------             --------              -------

                                                                          (Dollars in thousands)

DEPRECIATION AND AMORTIZATION

Newspapers ..............................          $32,945              $32,974              $66,392              $65,986
Magazines ...............................              555                3,191                1,140                6,456
Broadcasting ............................            2,183                2,416                4,356                4,880
Corporate ...............................              239                  202                  436                  357
                                                  --------              -------              -------              -------
Total ...................................          $35,922              $38,783              $72,324              $77,679
                                                  ========              =======              =======              =======

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
-----------------------------------------------

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

Results of Operations - Second Quarter of 1995
----------------------------------------------
Compared with Second Quarter of 1994
-----------------------------------

        The 1995 second-quarter net income was $43.3 million, or $.45 per share, compared with net income of $34.3 million, or $.32 per share, in 1994. The higher 1995 net income was mainly due to improvements in the Newspaper, Broadcasting and the Forest Products Groups.

        Revenues for the 1995 second quarter were $610.4 million compared with $635.5 million in the 1994 quarter. The Company's costs and expenses for the 1995 second quarter decreased to $528.8 million from $562.1 million in 1994. The declines were due to the absence of the revenues and expenses attributable to the Women's Magazines and U.K. golf publications, which were sold in the 1994 third quarter. On a comparable basis, excluding the revenues and costs and expenses attributable to the magazines sold, 1995 second-quarter revenues and costs and expenses both increased by approximately 7 percent over the comparable 1994 period. The improvement in revenues was a result of increased revenues at the Newspaper and Broadcasting Groups. The increase in costs and expenses was primarily due to higher newsprint costs.

        For the second quarter of 1995, earnings before depreciation, amortization, interest and income taxes rose to $117.5 million from $112.2 million in the 1994 quarter. The Company currently anticipates that depreciation and amortization will approximate $150 million for the year 1995 as compared with $154 million in 1994.

        The quarterly per-share amounts were affected by the repurchase of the Company's Class A Common Stock throughout 1994 as well as in the first half of 1995. During 1994, approximately $235.2 million was expended to repurchase approximately 10.0 million shares. In the first six months of 1995, the Company continued its repurchase program and expended $45.7 million to repurchase approximately 2.0 million shares.

        Interest expense, net of interest income, declined to $6.7 million in the second quarter of 1995 from $8.0 million last year. The decline was due principally to a higher level of capitalized interest in connection with facilities under construction.

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
------------------------------------------------

        The 1995 and 1994 second-quarter effective tax rates, were 45.7 and 48.0 percent, respectively. This is principally attributable to a reduction in the proportion of nondeductible amortization to income before income taxes in 1995 as compared with 1994.

        A discussion of the operating results of the Company's segments and equity interests follows:

        The Newspaper Group, as of June 30, 1995, consisted of The New York Times ("The Times"), The Boston Globe ("The Globe"), 27 Regional Newspapers, newspaper wholesalers, Information Services and a 50 percent interest in the International Herald Tribune. In May 1995 the Company sold the York County Coast Star (Kennebunk, ME). The impact of the sale was immaterial.

        Second-quarter 1995 operating profit for the Group rose to $70.5 million from $65.8 million in the 1994 second quarter. Revenues were $546.7 million in the 1995 second quarter, compared with $508.1 million in 1994. The increase in revenues was principally due to a combination of higher advertising rates and volume, enhanced database licensing royalties, and higher circulation revenues which resulted from higher prices, offset by the softness in circulation copies. The Times experienced almost a 15 percent gain in circulation revenues for the second quarter, with The Globe and the Regional Newspapers recording gains of almost 7 percent for the same period.

        The operating performance improved despite higher newsprint prices, which were 36 percent greater in the 1995 second quarter compared with the 1994 second quarter. In order to offset such price increases, newsprint conservation and cost control programs were implemented. These cost management programs, combined with aggressive pricing, contributed to the improved results for the quarter. Higher newsprint prices are expected for the remainder of the year, but these cost management programs are expected to offset a portion of these price increases.

        At The Times, advertising volume for the second quarter of 1995 was 971,700 inches, up 0.9 percent from the 1994 second quarter. The zoned, national and retail advertising categories showed gains, while the classified advertising category was down. Average circulation for the three months ended June 30, 1995 was 1,101,300 copies weekdays, down 36,200 copies from 1994, and 1,687,900 copies Sundays, down 41,600 copies.

        At The Globe, advertising volume for the second quarter of 1995 was 756,100 inches, up 3.3 percent from the 1994 second quarter. Advertising was up in all categories except classified. Preprint distribution was up 8.5 percent. Average circulation for the three months ended June 30, 1995 was 499,000 copies weekdays, down 10,200 copies from 1994, and 788,200 copies Sundays, down 20,400 copies.

        For the 27 Regional Newspapers that were in the Group for the same period, advertising volume for the second quarter increased to 4.3 million inches, up 0.4 percent. Strong advertising in the classified and retail categories accounted for the improved results. Preprint distribution was up 0.9 percent. For the three months

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION



MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
-----------------------------------------------

ended June 30, 1995, average circulation was 813,700 copies on weekdays, down 15,500 copies from 1994 and 821,600 copies on Sunday, down 13,200 copies. Circulation was 40,900 copies for the nondailies, up 100 copies.

        The Magazine Group's second-quarter operating profit was $10.9 million in 1995 compared with $10.0 million in 1994 on revenues of $42.9 million and $108.9 million, respectively. The changes in revenues and operating profit for the quarter were due to the absence of the operations of the Women's Magazines and U.K. golf publications which were sold in the 1994 third quarter.

        Excluding the 1994 second-quarter operations of the magazines sold and the 1995 second-quarter non-compete income of $2.5 million arising from the Women's Magazines sale (see Note 8), 1995 second-quarter operating profit for the Sports/Leisure Magazines was $8.4 million compared with $9.6 million in the 1994 quarter. Revenues for the Sports/Leisure Magazines for the second quarter of 1995 were $40.4 million compared with $40.8 million in the comparable 1994 period. The decrease in the results of operations was primarily due to lower second-quarter advertising revenues at Golf Digest and Tennis magazines, offset by lower subscription promotion costs.

        The Broadcasting Group's second-quarter operating profit rose to $6.2 million in the 1995 second quarter from $4.7 million in the comparable 1994 quarter. Second-quarter revenues were $20.8 million compared with $18.5 million in the 1994 quarter. Higher local advertising revenue at the television and radio stations, as well as higher network compensation, accounted for the improved results.

        The Forest Products Group's equity in operations (an after-tax amount) was $2.6 million for the second quarter of 1995, compared with $0.3 million in 1994. The 1995 improvement resulted from higher sales prices. This trend is expected to continue for the remainder of 1995.

Results of Operations - Six Months of 1995
------------------------------------------
Compared with Six Months of 1994
--------------------------------

        Net income rose to $70.6 million, or $.73 per share, up from $52.0 million, or $.49 per share, in 1994. The higher 1995 net income was principally due to improvements in the Newspaper, Broadcast and Forest Products Groups.

        Consolidated revenues for the 1995 six-month period decreased to $1.18 billion, compared with $1.23 billion for the first six months of 1994. The decline was due to the absence of the revenues attributable to the Women's Magazines and U.K. Golf publications which were sold in the third quarter of 1994. Exclusive of the revenues attributable to the magazines which were sold, revenues for the six months increased by approximately 7 percent over the comparable 1994 period.

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
-----------------------------------------------

        The Company's costs and expenses decreased to $1.04 billion from $1.11 billion. Excluding the costs and expenses attributable to the sold magazines, costs and expenses increased 7 percent primarily due to higher newsprint costs.

        For the first six months of 1995, the Company's operating profit before depreciation and amortization rose to $211.4 million from $194.2 million in the comparable 1994 period.

        Interest expense, net of interest income, declined to $14.1 million for the 1995 six-month period from $16.7 million last year due to higher level of capitalized interest in connection with facilities under construction.

        The Company's effective tax rate for the first six months of 1995 was
46.9 percent compared with 48.2 percent in the comparable 1994 period. The Company currently estimates that its 1995 annual effective income tax rate will approximate the six-month rate for 1995. The 1994 annual effective income tax rate was 41.7 percent as a result of the utilization of capital loss carryforwards.

A discussion of the operating results of the Company's segments and equity interests follows:

        For the six months operating profit of the Newspaper Group increased to $121.3 million from $113.9 million in the six months of 1994. Revenues of $1.06 billion in 1995 increased from $986.6 million in 1994 due to a combination of higher advertising rates and volume, enhanced database licensing royalties, and higher circulation revenues, which resulted from higher prices, offset by softness in circulation copies. The Group's operating performance increased despite rising newsprint prices. The Company implemented newsprint conservation and cost control programs to offset the effect of such price increases. These cost programs, combined with aggressive pricing, contributed to improved results. Higher newsprint prices are expected for the remainder of the year and into 1996 as a result of increased demand for newsprint in the market. These cost management programs are expected to offset these price increases.

        Advertising volume at The Times for the first six months of 1995 was 1,889,900 inches, up 3.8 percent over the comparable 1994 period. The zoned and national categories showed strong gains, while retail and classified declined slightly. Average circulation for the six months ended June 30, 1995 was 1,129,600 copies weekdays, down 21,400 copies from 1994, and 1,713,300 copies Sundays, down 12,400 copies from the comparable 1994 period.

        At The Globe, advertising volume for the first six months of 1995 was 1,440,700 inches, up 3.7 percent over the comparable 1994 period. Advertising was up in all categories except retail. Preprint distribution was up 8.6 percent. Average circulation for the six months ended June 30, 1995 was 498,400 copies weekdays, down 7,100 copies from 1994, and 786,800 copies Sunday, down 23,700 copies.

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
-----------------------------------------------

        For the 27 Regional Newspapers that were in the Group for the same period, advertising volume for the first six months of 1995 increased 2.1 percent from the 1994 six-month period to 8.4 million inches. Strong advertising in the classified and retail categories accounted for the increase. Preprint distribution was down 1.8 percent. For the six months ended June 30, 1995, circulation for the dailies was 852,500 copies weekdays, down 8,600 copies from 1994, and 861,400 copies Sundays, down 6,300 copies. Circulation of 44,200 copies for the non-dailies was up 300 copies.

        The Magazine Group's six-month operating profit was $21.1 million in 1995 compared with $10.2 million in 1994 on revenues of $83.8 million and $205.4 million respectively. The changes in revenues and operating profit were due to the absence of the Women's Magazines and U.K. Golf publications which were sold in the 1994 third quarter.

        Excluding the 1994 operations of the Women's Magazines Division and the U.K. golf publications and the 1995 non-compete income, the 1995 six-month operating profit rose to $16.1 million from $14.5 million. Revenues were $78.8 million for the first six months, compared with $75.4 million in the comparable 1994 period. Higher six-month advertising revenues at Golf Digest and lower subscription promotion costs accounted for the improved results.

        The Broadcasting Group's operating profit rose to $9.0 million for the first six months of 1995 compared with $5.8 million in the 1994 six-month period on revenues of $38.0 million and $33.1 million respectively. Higher local advertising revenues at the television and radio stations, as well as higher network compensation accounted for the improved results.

        Equity in operations (an after-tax amount) of the Forest Products Group was $4.2 million compared with $0.3 million in the first six months of 1994. The improvement resulted primarily from higher sales prices. This favorable trend should continue for the remainder of the year.

Liquidity and Capital Resources
-------------------------------
        Net cash provided by operating activities was $172.1 million in the 1995 second quarter compared with $151.3 million in 1994. Such cash was used primarily to modernize facilities and equipment, for acquisitions, to pay dividends to stockholders and to repurchase shares of the Company's Class A Common Stock. The ratio of current assets to current liabilities was .96 at June 30, 1995, and .91 at December 31, 1994; and long-term debt and capital lease obligations as a percentage of total capitalization was 29 percent at June 30, 1995, compared with 25 percent at December 31, 1994.

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
-----------------------------------------------

        In March 1995 the Company completed a public offering of $400.0 million in unsecured notes and debentures (see Note 9). Ten-year notes totaling $250.0 million maturing March 15, 2005 were issued at a rate of 7.625 percent; and the remaining $150.0 million were issued as 30-year debentures maturing March 15, 2025 at a rate of 8.25 percent.

        The net proceeds from the offering were used to repay $162.3 million of notes due March 1995, $50.0 million of notes due July 1995 and indebtedness from the Company's commercial paper program. The remaining proceeds will be used for general corporate purposes.

        During the first quarter of 1995, the remainder of an October 1994 $100.0 million authorization was expended to repurchase approximately 0.6 million shares of Class A Common Stock at an average price of $22.08. In February 1995, the Company's Board of Directors authorized additional expenditures of up to $50.0 million. To date, the Company has repurchased approximately 1.4 million shares of its Class A Common Stock at an average price of $22.80 per share under this program. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued.

        The Company currently anticipates that depreciation and amortization will approximate $150.0 million for the year in 1995 as compared with $154.0 million in 1994.

        In July 1994, the Company's Board of Directors approved the construction of a new production and distribution facility in College Point, New York, for production of The Times (see Note 6). The cost of the new facility is estimated to be $315.0 million, exclusive of capitalized interest currently projected to be $45.0 million. Construction began in August 1994 with completion expected in the second half of 1997. While the new facility will replace The Times's Manhattan production and distribution facility, business and news operations will remain at the Manhattan building. No write-down is anticipated as a result of the discontinuance of production at the Manhattan facility.

        The Company currently anticipates that, inclusive of the College Point facility, capital expenditures for 1995 are expected to be in the range of $250.0 million to $300.0 million.

        In connection with a commitment related to the 1991 divestiture of a jointly-owned newsprint affiliate, Spruce Falls Power and Paper Company, Limited, the Company has fulfilled its commitment to lend $26.5 million (C$30.0 million) to the new owners of the mill. To date, the mill has been operating profitably and all interest payments related to the loan have been received by the Company. Under the terms of the loan, the five-year

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART I. FINANCIAL INFORMATION


MANAGEMENT'S DISCUSSION AND ANALYSIS (Concluded)
-----------------------------------------------

repayment period is not scheduled to commence until December 1997. The Company expects the former affiliate to fulfill its contractual obligation as stipulated in the loan agreement.

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-Lived Assets ("SFAS 121"). SFAS 121 will require a review for impairment of long-lived assets and certain identifiable intangible assets to be held and used, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement shall be effective for financial statements for fiscal years beginning after December 15, 1995. The Company does not believe operating results will be materially affected by the adoption of SFAS 121.

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. The Company is not currently engaged in interest rate swaps or hedging activity of a material nature. The Company had one interest rate swap agreement with a major financial institution to manage interest costs on $50.0 million of notes which were paid in July 1995 (see Note 9). The swap agreement converted a 9.34 percent fixed interest rate to an effective interest rate of 10.3 percent for the 1995 second quarter.

        In connection with the 1993 charges totaling $35.4 million for staff reductions (see Note 7), approximately $24.5 million has been disbursed. The Company has committed the remaining funds. As a result of the timing of certain union pension and welfare fund contributions, the remaining cash outflow associated with these charges are expected to occur over the next two years. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund the amounts through internally-generated funds.

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

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


        (a)    Exhibits
               --------


               27.   Financial Data Schedule


        (b)    Reports on Form 8-K
               -------------------

        No reports on Form 8-K have been filed during the period for which this report is filed.

                                                 THE NEW YORK TIMES COMPANY
                                                 Form 10-Q
                                                 June 30, 1995
                                                 SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the the undersigned thereunto duly authorized.



                                                THE NEW YORK TIMES COMPANY
                                                --------------------------
                                                      (Registrant)



Date:  August 10, 1995                          /s/ D.L. Gorham
       ---------------                     -----------------------------------
                                                       (Signature)
                                                     David L. Gorham
                                                 Senior Vice President and
                                                  Chief Financial Officer