Form 10-Q
period 1995-09-30
NEW YORK TIMES CO
filed 1995-11-13
CIK 71691

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


For Quarter Ended          September 30, 1995
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


Number of shares of each class of the registrant's common stock outstanding as of October 31, 1995 (exclusive of treasury shares):


      Class A Common Stock      96,008,364 shares
      Class B Common Stock         428,976 shares

                                                   THE NEW YORK TIMES COMPANY
                                                   Form 10-Q
                                                   September 30, 1995
                                                   INDEX


PART I.  FINANCIAL INFORMATION (Unaudited)                                  Page
                                                                            ----

     Item 1. Financial Statements:

          Condensed Consolidated Financial Statements

          Condensed Consolidated Statements of Income for the Three
             and Nine Months Ended September 30, 1995 and 1994  . . . . .     3

          Condensed Consolidated Balance Sheets as of September 30, 1995
             and December 31, 1994  . . . . . . . . . . . . . . . . . . .     4

          Condensed Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1995 and 1994  . . . . . . .     6

          Notes to Condensed Consolidated Financial Statements  . . . . .     7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

          Segment Information . . . . . . . . . . . . . . . . . . . . . .    11

          Results of Operations - Third Quarter of 1995
             Compared with Third Quarter of 1994  . . . . . . . . . . . .    13

          Results of Operations - Nine Months of 1995
             Compared with Nine Months of 1994  . . . . . . . . . . . . .    15

          Liquidity and Capital Resources . . . . . . . . . . . . . . . .    17

PART II.     OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .    20

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

                                    Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                       1995      1994        1995        1994
                                      -------  -------    --------      -------
                                           (Dollars and shares in thousands
                                                except per share data)
Revenues
  Advertising . . . . . . . . . . .  $385,065  $364,266  $1,213,888  $1,220,738
  Circulation . . . . . . . . . . .   139,315   123,383     407,659     419,527
  Other . . . . . . . . . . . . . .    48,331    39,501     132,718     111,926
                                     --------  --------  ----------  ----------
    Total . . . . . . . . . . . . .   572,711   527,150   1,754,265   1,752,191
                                     --------  --------  ----------  ----------

Production Costs
  Raw Materials . . . . . . . . . .    90,499    65,973     256,165     224,843
  Wages and Benefits  . . . . . . .   135,053   129,876     400,020     395,573
  Other . . . . . . . . . . . . . .    97,224    96,165     291,004     326,677
                                     --------  --------  ----------  ----------
    Total . . . . . . . . . . . . .   322,776   292,014     947,189     947,093
Selling, General and  Administrative
  Expenses  . . . . . . . . . . . .   209,690   201,861     627,719     655,261
                                     --------  --------  ----------  ----------

    Total . . . . . . . . . . . . .   532,466   493,875   1,574,908   1,602,354
                                     --------  --------  ----------  ----------

Operating Profit  . . . . . . . . .    40,245    33,275     179,357     149,837

Interest Expense, Net of Interest
  Income  . . . . . . . . . . . . .     5,577     6,193      19,653      22,886

Gain on Dispositions  . . . . . . .    11,291   203,979      11,291     203,979
                                     --------  --------  ----------  ----------

Income Before Income Taxes and
  Equity in Operations of Forest
  Products Group  . . . . . . . . .    45,959   231,061     170,995     330,930

Income Taxes  . . . . . . . . . . .    18,032   111,913      76,697     160,050
                                     --------  --------  ----------  ----------

Income Before Equity in Operations
  of Forest Products Group  . . . .    27,927   119,148      94,298     170,880

Equity in Operations of Forest
  Products Group  . . . . . . . . .     4,279     1,486       8,523       1,786
                                     --------  --------  ----------  ----------

Net Income  . . . . . . . . . . . .  $ 32,206  $120,634  $  102,821  $  172,666
                                     ========  ========  ==========  ==========

Average Number of Common Shares
  Outstanding . . . . . . . . . . .    96,343   104,254      96,983     105,818

Per Share of Common Stock
  Net Income  . . . . . . . . . . .      $.33     $1.16       $1.06       $1.63
  Cash Dividends  . . . . . . . . .       .14       .14         .42         .42

            See notes to condensed consolidated financial statements.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                         September 30,  December 31,
                                             1995          1994
                                           --------        ------
                                           (Dollars in thousands)
ASSETS

   Current Assets

     Cash and short-term investments . .   $  77,426    $  41,419

     Accounts receivable-net . . . . . .     264,083      247,750

     Inventories
       Newsprint and magazine paper  . .      34,086       24,783
       Work-in-process, etc. . . . . . .       6,260        5,762
                                           ---------    ---------

         Total inventories   . . . . . .      40,346       30,545
                                           ---------    ---------

     Other current assets  . . . . . . .      78,811       92,060
                                           ---------    ---------

         Total current assets  . . . . .     460,666      411,774

   Other Assets

     Investment in forest products group      95,224       85,433

     Property, plant and equipment (less
       accumulated depreciation of
       $718,318,000 in 1995 and
       $660,017,000 in 1994) . . . . . .   1,248,584    1,158,751

     Intangible assets acquired
       Cost in excess of net assets
       acquired (less accumulated
       amortization of $186,446,000
       in 1995 and $166,045,000 in 1994)   1,192,435    1,225,205

       Other intangible assets acquired
       (less accumulated amortization of
       $10,746,000 in 1995 and $6,486,000
       in 1994)  . . . . . . . . . . . .     207,882      154,261

     Miscellaneous assets  . . . . . . .     116,030      102,207
                                          ----------   ----------

         TOTAL ASSETS  . . . . . . . . .  $3,320,821   $3,137,631
                                          ==========   ==========


         See notes to condensed consolidated financial statements.
                              (Continued) - 1

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)
(Unaudited)

                                        September 30,  December 31,
                                            1995          1994
                                           --------     --------
                                           (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities

     Accounts and notes payable  . . . .  $  144,921   $  121,504
     Payrolls  . . . . . . . . . . . . .      75,112       67,012
     Accrued expenses  . . . . . . . . .     183,283      182,338
     Unexpired subscriptions . . . . . .      84,641       77,697
     Current portion of long-term debt .       2,982        2,681
                                          ----------   ----------
       Total current liabilities . . . .     490,939      451,232
                                          ----------   ----------

   Other Liabilities

     Long-term debt  . . . . . . . . . .     589,074      473,530
     Capital lease obligations . . . . .      48,845       49,666
     Deferred income taxes . . . . . . .     170,589      176,588
     Other . . . . . . . . . . . . . . .     459,160      441,323
                                          ----------   ----------
       Total other liabilities . . . . .   1,267,668    1,141,107
                                          ----------   ----------

   Stockholders' Equity

     Capital shares  . . . . . . . . . .      12,663       12,615
     Additional capital  . . . . . . . .     605,299      597,860
     Earnings reinvested in the business   1,242,911    1,179,715
     Common stock held in treasury, at
       cost  . . . . . . . . . . . . . .    (298,659)    (244,898)
                                          ----------   ----------

       Total stockholders' equity  . . .   1,562,214    1,545,292
                                          ----------   ----------

   TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY..........                     $3,320,821   $3,137,631
                                          ==========   ==========


         See notes to condensed consolidated financial statements.

                              (Concluded) - 2

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)                                           Nine Months Ended
                                                        September 30,
CASH PROVIDED (USED):                                 1995           1994
                                                     ------         ------
                                                    (Dollars in thousands)
OPERATING ACTIVITIES

Net income  . . . . . . . . . . . . . . . . .       $102,821       $172,666

Adjustments to reconcile net income to net cash provided by operating activities

  Depreciation and amortization   . . . . . .        109,363        113,817
  Deferred income taxes   . . . . . . . . . .        (13,296)       (17,228)
  Equity in operations of forest products
    group-net . . . . . . . . . . . . . . . .        (11,727)        (2,198)
  Gain on sales . . . . . . . . . . . . . . .        (11,291)      (203,979)
  Other-net   . . . . . . . . . . . . . . . .         34,852        124,532
                                                    --------       --------

Net cash provided by operating activities . .        210,722        187,610
                                                    --------       --------

INVESTING ACTIVITIES

Purchase of WTKR-TV.  . . . . . . . . . . . .        (71,214)          -
Net proceeds from sales . . . . . . . . . . .         27,536        279,078
Purchases of marketable securities  . . . . .        (39,370)       (88,538)
Proceeds from sales of marketable securities          39,370           -
Additions to property, plant and equipment  .       (152,504)      (107,459)
Other-net . . . . . . . . . . . . . . . . . .         (5,122)        (7,446)
                                                    --------       --------

Net cash (used in) provided by investing
  activities  . . . . . . . . . . . . . . . .       (201,304)        75,635
                                                    --------       --------

FINANCING ACTIVITIES

Short-term borrowings - net . . . . . . . . .        (60,405)       (62,340)
Long-term obligations and notes payable
  Increase  . . . . . . . . . . . . . . . . .        388,842           -
  Reduction   . . . . . . . . . . . . . . . .       (216,113)        (3,898)
Capital Shares
  Issuance  . . . . . . . . . . . . . . . . .          1,302          2,129
  Repurchase  . . . . . . . . . . . . . . . .        (46,536)       (98,115)
Dividends paid to stockholders  . . . . . . .        (40,760)       (44,501)
Other-net . . . . . . . . . . . . . . . . . .            259          1,096
                                                    --------       --------

Net cash provided by (used in) financing
  activities  . . . . . . . . . . . . . . . .         26,589       (205,629)
                                                    --------       --------

Increase in Cash and short-term investments .         36,007         57,616

Cash and short-term investments at the beginning
of the year . . . . . . . . . . . . . . . . .         41,419         42,058
                                                    --------       --------

Cash and short-term investments at the end of
  the quarter . . . . . . . . . . . . . . . .       $ 77,426       $ 99,674
                                                    ========       ========


         See notes to condensed consolidated financial statements.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

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

2.  Income Taxes

     For the three and nine months ended September 30, 1995, income tax expense includes the reversal of deferred income taxes of $603,000 and $13,835,000, respectively. For the comparable 1994 periods, income taxes include deferred income tax expense of $16,188,000 and $26,316,000, respectively. The principal reasons for the variance between the effective tax rate on income before income taxes and equity in operations of Forest Products Group and the federal statutory rate (exclusive of the effects of the Company's interest in Madison Paper Industries ("Madison"), a partnership) are state and local taxes and the amortization of certain intangible assets acquired.

     Equity in operations of Forest Products Group includes the income tax effects of the Company's interest in Madison and its equity in the operations of a Canadian forest products company. For the three and nine months ended September 30, 1995, income tax expense included in equity in operations was $1,559,000 and $2,881,000, respectively. For the comparable 1994 periods, income tax expense included in equity in operations was $739,000 and $747,000, respectively. The Company's consolidated federal income tax return includes the Company's interest in Madison.

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

     For the nine month periods ended September 30, 1995 and 1994, the Company made cash payments for interest (net of amounts capitalized) totaling $26,522,000 and $31,363,000, respectively. Cash payments for income taxes for the nine month periods ended September 30, 1995 and 1994 totaled $76,780,000 and $122,755,000, respectively.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

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

     Construction of the facility began in August 1994 with completion anticipated by mid-1997. While the new facility will replace The Times's Manhattan production and distribution facility, business and news operations will remain at the Manhattan building. No write-down is anticipated as a result of the discontinuance of production at the Manhattan facility.

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

     At September 30, 1995 and December 31, 1994, approximately $10,943,000 and $23,700,000, respectively, were included in Accrued Expenses on the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid, but committed, balance of these charges. The remaining cash outflows of the unpaid balance are expected to occur over the next two years due to the timing of the payments to certain union pension and welfare funds.

7.  Acquisition/Dispositions

     In May 1995, the Company sold The York County Coast Star (Kennebunk,
ME). The sale did not have a material effect on the Company's consolidated financial statements. In the third quarter of 1995, the Company completed the sales of seven small regional newspapers: The Daily Commercial (Leesburg, FL) in July 1995; and The

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Continued)

Daily Corinthian (Corinth, MS), The Messenger (Madisonville, KY), The Lenoir News-Topic (Lenoir, NC), The State Gazette (Dyersburg, TN) and The Banner-Independent (Booneville, MS) in August 1995. The sales resulted in a net pre-tax gain of approximately $11,300,000. These dispositions will not have a material impact on the future operations of either the Newspaper Segment or the Company.

     In June 1995 the Company acquired WTKR-TV in Norfolk, Virginia. The acquisition was accounted for as a purchase. The aggregate cost of the acquisition was $72,159,000, of which $71,214,000 was paid in cash with the remainder representing liabilities assumed. The purchase resulted in increases in other intangible assets of approximately $57,705,000 (which consist of network affiliation agreement, FCC licenses and other intangible assets); property, plant and equipment of $13,841,000, and other assets of $1,064,000. Net liabilities assumed as a result of the transaction totaled approximately $945,000. This acquisition will not have a material impact on the future operations of the Company.

     In the third quarter of 1994, the Company completed the sales of its Women's Magazines Division and U.K. golf publications. These sales resulted in a pre-tax gain of approximately $204,000,000 ($1.01 per share). In connection with the sale of the Women's Magazines Division, the Company entered into a four-year non-compete agreement, for which it received $40,000,000. This amount is being recognized as operating income, on a straight-line basis, over a four-year period that commenced July 26, 1994.

     Pro forma amounts for the nine months ended September 30, 1994, had the sales of the U.K. golf publications and Women's Magazines Division occurred at the beginning of that period, are as follows: revenues of $1,626,570,000; net income of $74,835,000; and net income per share of $.71.

     The above pro forma amounts are not necessarily indicative of the operations that might have occurred had the sales taken place at the beginning of the period, nor necessarily indicative of the operations that may be obtained in the future. The gain on the sales is not included in the above pro forma amounts.

8.  Debt

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

     The net proceeds from the offering were used to repay notes of $162,300,000 due March 31, 1995, with an effective interest rate of 11.85 percent related to the 1985 acquisition of three newspapers; and $50,000,000 was used to repay 9.34 percent notes due July 15, 1995 assumed in connection with the October 1993 acquisition

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Concluded)

of The Boston Globe; and to repay indebtedness from the Company's commercial paper program. The remaining net proceeds were used for general corporate purposes.

9.  Stock Repurchase Program

     During the first quarter of 1995, the remainder of an October 1994 $100,000,000 authorization was expended to repurchase approximately 600,000 shares of Class A Common Stock at an average price of $22.08. In February 1995 the Company's Board of Directors authorized additional repurchases of up to $50,000,000. To date, the Company has repurchased approximately 1,415,000 shares of its Class A Common Stock at an average price of $22.84 per share under this program. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction.
Purchases may be suspended from time to time or discontinued.

10.  Equity Put Options

     In addition to the Company's stock repurchase program (see Note 9), the Company sold put options in a series of private placements that entitle the holder, upon exercise, to sell one share of Class A Common Stock to the Company at a specified price. At September 30, 1995, and December 31, 1994, approximately $4,015,000 and $2,660,000, respectively, were included in other liabilities on the accompanying Condensed Consolidated Balance Sheets, which represents the amount that the Company would be obligated to pay if all the options were exercised. The proceeds from the sale of put options are accounted for as additional paid-in capital.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Unaudited)
------------------------------------------------

Segment Information
-------------------

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                      1995      1994         1995       1994
                                     ------    ------       ------     ------
                                                (Dollars in thousands)

REVENUES

Newspapers  . . . . . . . . . . .   $507,067  $470,782   $1,566,833  $1,457,402
Magazines . . . . . . . . . . . .     43,430    39,380      127,261     244,731
Broadcasting  . . . . . . . . . .     22,214    16,988       60,171      50,058
                                    --------  --------   ----------  ----------
Total . . . . . . . . . . . . . .   $572,711  $527,150   $1,754,265  $1,752,191
                                    ========  ========   ==========  ==========

OPERATING PROFIT (LOSS)

Newspapers  . . . . . . . . . . .    $33,723   $31,069   $  155,064  $  144,921
Magazines . . . . . . . . . . . .      7,466     5,527       28,589      15,707
Broadcasting  . . . . . . . . . .      4,397     2,897       13,369       8,688
Unallocated Corporate Expenses  .     (5,341)   (6,218)     (17,665)    (19,479)
                                    --------  --------   ----------  ----------
Total . . . . . . . . . . . . . .     40,245    33,275      179,357     149,837

INTEREST EXPENSE, NET
 OF INTEREST INCOME   . . . . . .      5,577     6,193       19,653      22,886

GAIN ON DISPOSITIONS  . . . . . .     11,291   203,979       11,291     203,979
                                    --------  --------   ----------  ----------

INCOME BEFORE INCOME TAXES AND
  EQUITY IN OPERATIONS OF
  FOREST PRODUCTS GROUP . . . . .     45,959   231,061      170,995     330,930

INCOME TAXES  . . . . . . . . . .     18,032   111,913       76,697     160,050
                                    --------  --------   ----------  ----------

INCOME BEFORE EQUITY IN OPERATIONS
  OF FOREST PRODUCTS GROUP  . . .     27,927   119,148       94,298     170,880

EQUITY IN OPERATIONS OF
  FOREST PRODUCTS GROUP . . . . .      4,279     1,486        8,523       1,786
                                    --------  --------   ----------  ----------

NET INCOME  . . . . . . . . . . .    $32,206  $120,634     $102,821    $172,666
                                    ========  ========   ==========  ==========

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS - (Continued)
--------------------------------------------------
Segment Information
-------------------

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                      1995      1994         1995       1994
                                     ------    ------       ------     ------
                                                (Dollars in thousands)

 DEPRECIATION AND AMORTIZATION

 Newspapers . . . . . . . . . . .    $32,728   $32,956      $99,120     $98,942
 Magazines  . . . . . . . . . . .        387       579        1,527       7,035
 Broadcasting . . . . . . . . . .      3,503     2,393        7,859       7,273
 Corporate  . . . . . . . . . . .        421       210          857         567
                                    --------  --------   ----------  ----------

 Total                               $37,039   $36,138     $109,363    $113,817
                                    ========  ========   ==========  ==========

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
------------------------------------------------

     The Company's largest source of revenues is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Traditionally, second and fourth quarter advertising volume is higher than that which occurs in the first quarter. In the fourth quarter, advertising volume is affected by specific categories of advertising, especially retail. Advertising volume tends to be lower in the third quarter primarily because of the summer slow-down in many areas of economic activity.

     The cost of raw materials for the Company and the entire publishing industry have been adversely affected by the significant increases in newsprint and magazine paper prices throughout 1995 and this trend is expected to continue into 1996.

     In addition, quarterly trends are affected by the overall economy and specific economic conditions that exist in the markets served by each of the Company's business segments.

Results of Operations - Third Quarter of 1995
----------------------------------------------
Compared with Third Quarter of 1994
-----------------------------------

     The 1995 third quarter net income was $32.2 million, or $.33 per share, compared with net income of $120.6 million, or $1.16 per share, in 1994. The 1995 results include a pre-tax gain of $11.3 million ($.05 per share) from the third quarter sales of six small newspapers, while 1994 includes a pre-tax gain of $204.0 million ($1.01 per share for the third quarter and $.99 for the nine months) from the sales of the Women's Magazines Division and U.K. golf publications. Excluding these gains, 1995 third quarter earnings per share would have been $.28 per share, compared with $.15 per share in 1994. The Company experienced improved results throughout all of its operating groups as well as higher earnings from the Forest Products Group. The third quarter was also favorably affected by a lower effective tax rate.

     Revenues increased to $572.7 million in the 1995 quarter from $527.2 million in the 1994 quarter. The improvement in revenues was primarily due to a combination of higher advertising and circulation revenues. The Company's costs and expenses for the 1995 third quarter increased to $532.5 million from $493.9 million in 1994. The increase in costs and expenses was primarily due to significantly higher newsprint prices.

     For the third quarter of 1995, earnings before depreciation, amortization, interest and income taxes, excluding the gains from the newspaper and magazine sales, rose to $77.3 million from $69.4 million in the 1994 quarter. The Company anticipates that depreciation and amortization will approximate $148 million for the year 1995 as compared with $154 million in 1994.

     The quarterly per-share amounts were affected by the repurchase of the Company's Class A Common Stock throughout 1994 as well as in 1995. During 1994, approximately $235.2 million was expended to repurchase approximately
10.0 million shares. In the first nine months of 1995, the Company continued its repurchase program and expended $46.4 million to repurchase approximately 2.1 million shares.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
------------------------------------------------

     Interest expense, net of interest income, declined to $5.6 million in the third quarter of 1995 from $6.2 million last year. The decline was due principally to a higher level of capitalized interest in connection with facilities under construction and a lower rate of interest on the Company's debt.

     The 1995 and 1994 third quarter effective tax rates, exclusive of the gains, were 33.7 and 48.2 percent respectively. The decrease in 1995 is primarily attributable to a favorable state tax ruling.

     A discussion of the operating results of the Company's segments and equity interests follows:

     The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 Regional Newspapers, newspaper wholesalers, Information Services and a 50 percent interest in the International Herald Tribune.

     Third quarter 1995 operating profit for the Group rose to $33.7 million from $31.1 million in the 1994 third quarter. Revenues were $507.1 million in the 1995 third quarter, compared with $470.8 million in 1994. The increase in revenues for the third quarter was the result of a combination of higher circulation and advertising rates and enhanced database licensing royalties. Circulation revenues continue to grow throughout the Group despite a decline in circulation volume. The Times experienced an 18 percent gain in circulation revenues for the third quarter, with The Globe and the 21 Regional Newspapers each recording gains of 8 percent for the same period.

     The Group's operating performance improved despite a 45 percent increase in newsprint prices in the third quarter of 1995 compared with the third quarter of 1994. In order to offset this significant price increase, newsprint conservation and cost control programs were implemented. These cost management programs, combined with aggressive pricing, contributed to the improved results for the quarter. Higher newsprint prices are expected for the remainder of the year, but these cost management programs are expected to offset a portion of these price increases.

     At The Times, advertising volume for the third quarter of 1995 was 844,600 inches, up 0.1 percent from the 1994 third quarter. The zoned category was up, while the retail, classified and national advertising categories were down. Average circulation for the three months ended September 30, 1995 was 1,061,700 copies weekdays, down 30,600 copies from 1994, and 1,647,700 copies Sundays, down 72,500 copies.

     At The Globe, advertising volume for the third quarter of 1995 was 686,800 inches, down 0.9 percent from the 1994 third quarter. Advertising was up in all categories except retail. Preprint distribution was down 2.1 percent. Average circulation for the three months ended September 30, 1995 was 498,700 copies weekdays, down 5,100 copies from 1994, and 799,200 copies Sundays, down 14,400 copies.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
------------------------------------------------

     For the 21 Regional Newspapers that were in the Group for the same period, advertising volume for the third quarter increased to 3.8 million inches, up 1.3 percent. Strong advertising in the classified and national categories accounted for the improved results. For the three months ended September 30, 1995, average circulation was 717,400 copies on weekdays, down 19,900 copies from 1994 and 767,200 copies on Sunday, down 14,800 copies. Circulation was 32,200 copies for the nondailies, down 1,000 copies.

     The Magazine Group's third quarter operating profit was $7.5 million in 1995 compared with $5.5 million in 1994 on revenues of $43.4 million and $39.4 million respectively. Excluding the 1994 third quarter operations of the magazines sold and the non-compete income arising from the Women's Magazines sale (see Note 7), 1995 third quarter operating profit for the Sports/Leisure Magazines was $5.0 million compared with $3.9 million in the 1994 quarter. Revenues for the Sports/Leisure Magazines for the third quarter of 1995 were $40.9 million compared with $36.5 million in the comparable 1994 period. The increase in the results of operations was primarily due to higher third quarter advertising revenues at Golf Digest.

     The Broadcasting Group's third quarter operating profit rose to $4.4 million in 1995 from $2.9 million in the comparable 1994 quarter. Third quarter revenues were $22.2 million in 1995 compared with $17.0 million in the 1994 quarter. Increased results were due to higher local advertising revenues at the television and radio stations, higher network compensation, as well as the inclusion of the operations of WTKR-TV, Norfolk, VA (acquired June 1995).

     The Forest Products Group's equity in operations (an after-tax amount) was $4.3 million for the third quarter of 1995, compared with $1.5 million in 1994. The 1995 improvement resulted from higher sales prices. This trend is expected to continue for the remainder of 1995.

Results of Operations - Nine Months of 1995
-------------------------------------------
Compared with Nine Months of 1994
---------------------------------

     For the nine months, net income was $102.8 million, or $1.06 per share, as compared with $172.7 million, or $1.63 per share, in 1994. Exclusive of the 1995 small newspaper sales and the 1994 magazine sales, 1995 nine-month earnings would have been $1.01 per share, compared with $.64 per share in 1994. The higher 1995 net income was principally due to improved results throughout all the operating groups and higher earnings from its Forest Products Group. A lower effective tax rate also had a favorable impact on results.

     Revenues for the 1995 nine months were $1.75 billion, approximating 1994 nine month revenues. However, excluding the revenues attributable to the magazines which were sold in 1994, revenues for the nine months increased approximately 8 percent.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
------------------------------------------------

     The Company's costs and expenses decreased to $1.57 billion from $1.60 billion. Excluding the costs and expenses attributable to the magazines sold, costs and expenses increased 7 percent primarily due to significantly higher newsprint prices, offset by savings from newsprint conservation programs.

     For the first nine months of 1995, the Company's operating profit before depreciation and amortization, interest and income taxes, excluding the gains from the newspaper and magazine sales, rose to $288.7 million from $263.7 million in the comparable 1994 period. Interest expense, net of interest income, declined to $19.7 million for the 1995 nine-month period from $22.9 million last year due to higher levels of capitalized interest in connection with facilities under construction and a lower rate of interest on the Company's outstanding debt.

     The Company's effective tax rate, exclusive of the gains, for the first nine months of 1995 was 45.1 percent compared with 48.2 percent in the comparable 1994 period. The 1995 nine-month effective tax rate is somewhat lower than the first half of 1995 as a result of a favorable state tax ruling. The Company currently estimates that its 1995 annual effective income tax rate will approximate the nine-month rate for 1995. The 1994 annual effective income tax rate was 41.7 percent as a result of the utilization in the fourth quarter of capital loss carryforwards.

A discussion of the operating results of the Company's segments and equity interests follows:

     For the nine months, operating profit of the Newspaper Group increased to $155.1 million from $144.9 million in the nine months of 1994. Revenues of $1.57 billion in 1995 increased from $1.46 billion in 1994 due to a combination of higher circulation revenues, higher advertising rates and volume and enhanced database licensing royalties. Circulation revenues continue to grow throughout the Group despite a decline in circulation volume. The Times experienced a 15 percent gain in circulation revenues for the nine months. The Globe and the 21 Regional Newspapers each recorded circulation revenue gains of 6 percent for the nine months. The Group's operating performance increased despite significantly higher newsprint prices. The Company implemented newsprint conservation and cost control programs to offset the effect of such price increases. These cost programs, combined with aggressive pricing, contributed to improved results. Higher newsprint prices are expected for the remainder of the year and into 1996 as a result of increased demand for newsprint in the market. These cost management programs are expected to offset a portion of these price increases.

     Advertising volume at The Times for the first nine months of 1995 was 2,734,600 inches, up 2.7 percent over the comparable 1994 period. The zoned and national categories showed gains, while retail and classified declined slightly. Average circulation for the nine months ended September 30, 1995 was 1,107,500 copies weekdays, down 24,200 copies from 1994, and 1,704,700 copies Sundays, down 31,500 copies from the comparable 1994 period.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
------------------------------------------------

     At The Globe, advertising volume for the first nine months of 1995 was 2,127,400 inches, up 2.2 percent over the comparable 1994 period.
Advertising was up in all categories except retail. Preprint distribution was up 5.3 percent. Average circulation for the nine months ended September 30, 1995 was 498,500 copies weekdays, down 6,400 copies from 1994, and 791,000 copies Sunday, down 20,500 copies.

     For the 21 Regional Newspapers that were in the Group for the same period, advertising volume for the first nine months of 1995 increased 2.2 percent from the 1994 nine-month period to 11.4 million inches. Strong advertising in the classified category accounted for the increase. Preprint distribution was down 1.3 percent. For the nine months ended September 30, 1995, circulation for the dailies was 757,000 copies weekdays, down 13,500 copies from 1994, and 805,400 copies Sundays, down 9,600 copies. Circulation of 36,600 copies for the non-dailies was down 100 copies.

     The Magazine Group's nine-month operating profit was $28.6 million in 1995 compared with $15.7 million in 1994 on revenues of $127.3 million and $244.7 million respectively. The changes in revenues and operating profit were due to the absence of the Women's Magazines and U.K. golf publications which were sold in the 1994 third quarter.

     Excluding the 1994 operations of the magazines sold and the non-compete income arising from the sale of the Women's Magazines, the 1995 nine-month operating profit rose to $21.1 million from $18.4 million. Revenues were $119.8 million for the first nine months, compared with $111.9 million in the comparable 1994 period. Higher nine-month advertising revenues at Golf Digest accounted for the improved results.

     The Broadcasting Group's operating profit rose to $13.4 million for the first nine months of 1995 compared with $8.7 million in the 1994 nine-month period on revenues of $60.2 million and $50.1 million respectively. Higher local advertising revenues at the television and radio stations, as well as higher network compensation and the inclusion of the operations of WTKR-TV, Norfolk, VA (acquired June 1995), accounted for the improved results.

     Equity in operations (an after-tax amount) of the Forest Products Group was $8.5 million compared with $1.8 million in the first nine months of 1994. The improvement resulted primarily from higher sales prices.
This favorable trend should continue for the remainder of the year and into 1996.

Liquidity and Capital Resources
-------------------------------
     Net cash provided by operating activities was $210.7 million in the 1995 third quarter compared with $187.6 million in 1994. Such cash was used primarily to modernize facilities and equipment, for acquisitions, to pay dividends to stockholders and to repurchase shares of the Company's Class A Common Stock. The ratio of current assets to current liabilities was .94 at September 30, 1995, and .91 at December 31, 1994; and long-term debt and capital lease obligations as a percentage of total capitalization was 29 percent at September 30, 1995, compared with 25 percent at December 31, 1994.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Continued)
------------------------------------------------

     In March 1995, the Company completed a public offering of $400.0 million in unsecured notes and debentures (see Note 8). Ten-year notes totaling $250.0 million maturing March 15, 2005 were issued at a rate of
7.625 percent; and the remaining $150.0 million were issued as 30-year debentures maturing March 15, 2025 at a rate of 8.25 percent.

     The net proceeds from the offering were used to repay $162.3 million of notes due March 1995, $50.0 million of notes due July 1995 and indebtedness from the Company's commercial paper program. The remaining proceeds were used for general corporate purposes.

     During the first quarter of 1995, the remainder of an October 1994 $100.0 million authorization was expended to repurchase approximately 0.6 million shares of Class A Common Stock at an average price of $22.08. In February 1995, the Company's Board of Directors authorized additional expenditures of up to $50.0 million. To date, the Company has repurchased approximately 1.4 million shares of its Class A Common Stock at an average price of $22.84 per share under this program. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction.
Purchases may be suspended from time to time or discontinued.

     The Company currently anticipates that depreciation and amortization will approximate $148.0 million for the year in 1995 as compared with $154.0 million in 1994.

     In July 1994, the Company's Board of Directors approved the construction of a new production and distribution facility in College Point, New York, for production of The Times (see Note 5). The cost of the new facility is estimated to be $315.0 million, exclusive of capitalized interest currently projected to be $45.0 million. Construction began in August 1994 with completion expected in mid-1997. While the new facility will replace The Times's Manhattan production and distribution facility, business and news operations will remain at the Manhattan building. No write-down is anticipated as a result of the discontinuance of production at the Manhattan facility.

     The Company currently anticipates that, inclusive of the College Point facility, capital expenditures for 1995 will be in the range of $225.0 million to $250.0 million.

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

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART I. FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS (Concluded)
------------------------------------------------

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

     In connection with the 1993 charges totaling $35.4 million for staff reductions (see Note 6), approximately $27.9 million has been disbursed. The Company has committed the remaining funds. As a result of the timing of the payment to certain union pension and welfare funds, the remaining cash outflow associated with these charges are expected to occur over the next two years. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund these payments through internally-generated funds.

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

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits
          --------

          27.  Financial Data Schedule

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K have been filed during the period for which this report is filed.

                                             THE NEW YORK TIMES COMPANY
                                             Form 10-Q
                                             September 30, 1995
                                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE NEW YORK TIMES COMPANY
                                             --------------------------
                                                    (Registrant)


Date:  November 13, 1995                           /S/ D.P. Baker
       -----------------                -----------------------------------
                                                    (Signature)
                                                   Diane P. Baker
                                             Senior Vice President and
                                              Chief Financial Officer