Form 10-K
period 1995-12-31
NEW YORK TIMES CO
filed 1996-03-11
CIK 71691

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  ------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995       Commission file number 1-5837

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


          Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange on
             Title of each class                           which registered
             -------------------                       ------------------------
   Class A Common Stock of $.10 par value               American Stock Exchange

          Securities registered pursuant to Section 12(g) Of The Act:

                                 Not Applicable
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes. [X] No.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    The aggregate market value of Class A Common Stock held by non-affiliates as of February 26, 1996, was approximately $2.04 billion. As of such date, non-affiliates held 52,272 shares of Class B Common Stock. There is no active market for such stock.

    The number of outstanding shares of each class of the registrant's common stock as of February 26, 1996, was as follows: 97,225,562 shares of Class A Common Stock and 428,916 shares of Class B Common Stock.


                     DOCUMENT INCORPORATED BY REFERENCE                    PART
                     ----------------------------------                    ----
Proxy Statement for the 1996 Annual Meeting of Stockholders ............    III


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO THE NEW YORK TIMES COMPANY
                                 1995 FORM 10-K

                              -------------------

                                     PART I

ITEM NO.                                                                  PAGE
-------                                                                   ----

1. Business.........................................................        1
      Introduction..................................................        1
        Summary of Segment Information..............................        1
      Newspapers....................................................        1
        The New York Times..........................................        2
          Circulation...............................................        2
          Advertising...............................................        2
          Production and Distribution...............................        3
        The Boston Globe............................................        4
          Circulation...............................................        4
          Advertising...............................................        4
          Production................................................        5
        Regional Newspapers.........................................        5
        International Herald Tribune................................        6
        Information Services........................................        6
        New Ventures................................................        6
      Magazines.....................................................        7
        New Ventures................................................        7
      Broadcasting..................................................        8
      Forest Products Companies.....................................        8
      Competition...................................................        9
      Employees.....................................................       10
2. Properties.......................................................       10
3. Legal Proceedings................................................       11
4. Submission of Matters to a Vote of Security Holders..............       11
      Executive Officers of the Registrant..........................       11

                                  PART II
5. Market for the Registrant's Common Equity and Related Stockholder
     Matters........................................................       13
6. Selected Financial Data..........................................       13
7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations..........................................       13
8. Financial Statements and Supplementary Data......................       13
9. Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure...........................................       13

                                  PART III
10. Directors and Executive Officers of the Registrant..............       13
11. Executive Compensation..........................................       13
12. Security Ownership of Certain Beneficial Owners and Management..       13
13. Certain Relationships and Related Transactions..................       13

                                  PART IV
14. Exhibits, Financial Statement Schedules and Reports on Form
       8-K..........................................................       14

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

    The Company currently classifies its businesses into the following segments:

        Newspapers: The New York Times ("The Times"); The Boston Globe, a daily newspaper, and the Boston Sunday Globe (both editions, "The Globe"); 18 other daily and three non-daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina ("Regional Newspapers"); newspaper distributors in the New York City and Boston metropolitan areas; a one-half interest in the International Herald Tribune; news, photo and graphics services and news and features syndication; TimesFax; The New York Times Index; and licensing of electronic data bases and microform, CD-ROM products and the trademarks and copyrights of The Times.

        Magazines: Golf Digest, Golf World, Golf Shop Operations, Tennis, Tennis Buyer's Guide, Cruising World, Sailing World, Snow Country and Snow Country Business.

        Broadcasting: television stations WTKR-TV in Norfolk, Virginia; WREG-TV in Memphis, Tennessee; WNEP-TV in Wilkes-Barre/Scranton, Pennsylvania; WHNT-TV in Huntsville, Alabama; WQAD-TV in Moline, Illinois; and KFSM-TV in Fort Smith, Arkansas; radio stations WQXR (FM) and WQEW (AM) in New York City; and NYT Video Productions.

SUMMARY OF SEGMENT INFORMATION

    In 1995 the Company's consolidated revenues increased to $2,409,403,000 from $2,357,563,000 in 1994 due principally to strong revenues at the Company's newspaper and broadcast properties. The Company's net income in 1995 was $135,860,000, or $1.40 per share, compared with $213,349,000, or $2.05 per share, in 1994. Exclusive of special factors set forth on page F-3 on this Form 10-K, annual earnings from ongoing operations would have been $1.41 per share in 1995, compared with $1.06 per share in 1994. A summary of segment information for the three years ended December 31, 1995, is set forth on pages F-2 and F-3 of this Form 10-K. Also see "Management's Discussion and Analysis" on pages F-4 through F-8 of this Form 10-K.

    The Company's largest source of revenues is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that in the first quarter. Advertising volume tends to be lower in the third quarter primarily because of the summer slow-down in many areas of economic activity. National and local economic conditions influence the level of retail, national and classified advertising revenue generated in the markets served by the Company's business segments. Circulation revenue is affected by competition from other forms of media available in the Company's respective markets.

                                   NEWSPAPERS

    The Newspaper Group had revenues of $2,161,356,000 in 1995, compared with $2,006,184,000 in 1994, and an operating profit of $208,465,000 in 1995, compared with $207,489,000 in 1994. (These amounts include certain special items for 1995 which are discussed in more detail in "Management's Discussion and Analysis" on page F-4 of this Form 10-K.) Improvements in operating profit occurred despite a significant increase in newsprint prices, as increased advertising and circulation rates and cost controls enabled the Newspaper Group to overcome a $76.2 million increase for the year in newsprint costs (net of conservation programs).

    The Newspaper Group segment consists of two categories: Newspapers (consisting of The New York Times, The Boston Globe, 21 Regional Newspapers, newspaper distributors, a 50 percent interest in the International Herald Tribune and Information Services) and New Ventures (consisting of projects developed in electronic media by The Times and The Globe, as well as various new media investments such as NYT Video News International, Inc. and The Popcorn Channel, L.P.). The Newspapers category had revenues of $2,160,399,000 in 1995 and an operating profit of $221,566,000 in 1995, while the New Ventures category had revenues of $957,000 and an operating loss of $13,101,000.

THE NEW YORK TIMES

Circulation

    The Times, a standard-size weekday and Sunday newspaper which commenced publication in 1851, is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 62% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester and parts of upstate New York, Connecticut and New Jersey; 38% is sold elsewhere. On Sundays, approximately 60% of the circulation is sold in the greater New York City area and 40% elsewhere. According to reports of the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines on an annual basis, for the semi-annual period ended September 30, 1995, of all seven-day United States newspapers, The Times's weekday and Sunday circulations were the largest.

    The Times's average weekday and Sunday circulations for the five 12-month periods ended September 30, 1995, as audited by ABC (except as indicated), are shown in the table below:

                                                       Weekday        Sunday
                                                       -------        ------
                                                       (Thousands of copies)
1995 (unaudited)....................................   1,124.5        1,720.5
1994................................................   1,148.8        1,742.2
1993................................................   1,183.1        1,783.9
1992................................................   1,166.9        1,753.9
1991................................................   1,153.6        1,728.3


    During the year ended December 31, 1995, the average weekday circulation of The Times decreased by approximately 22,100 copies to 1,120,700 copies and the average Sunday circulation of The Times decreased by approximately 31,300 copies to 1,712,600 copies. Approximately 55% of the weekday circulation and 47% of the larger Sunday circulation were sold through home and office delivery; the remainder was sold primarily on newsstands.

    The weekly rate charged to subscribers for home-delivered copies of The Times in the New York City metropolitan area is $6.70. The suggested newsstand price of The Times within the New York City metropolitan area is $.60 on weekdays and $2.50 on Sundays. The suggested newsstand price in the New England-Middle Atlantic states outside the New York City metropolitan area is $1.00 on weekdays and $2.50 on Sundays. The suggested newsstand price of the National Edition, distributed throughout the rest of the country, is $1.00 on weekdays and $4.00 on Sundays.

  Advertising

    The Times published 3,831,200 inches of advertising in 1995, compared with 3,733,600 inches in 1994. Both figures include part-run volume, which totaled 1,061,200 inches in 1995, compared with 925,600 inches in 1994.

    Total volume in The Times for the three years ended December 31, 1995, as measured by The Times, is shown in the table below. The "National" heading in the table below includes such categories as entertainment, financial, magazine and general advertising.

                       Full Run
          ----------------------------------                         Preprint
          Retail   National   Classified      Zoned      Total*       Copies
          Inches    Inches      Inches       Inches      Inches     Distributed
          ------   --------   ----------     -------     -------    -----------
                               (Inches and Preprints in Thousands)
1995       667.3    1,181.6      921.1       1,061.2     3,831.2     306,505
1994       693.3    1,166.6      948.1         925.6     3,733.6     294,985
1993       701.2    1,142.5      910.6         854.6     3,608.9     294,906

------------
* All totals exclude preprint inches.

The table includes volume for The New York Times Magazine, which published 2,809 pages of advertising in 1995, compared with 2,781 pages in 1994.

    Advertising rates for The Times increased an average of 5% in January 1995, 4% in May 1995 and 9.5% in January 1996.

  Production And Distribution

    The Times is processed through electronic editing terminals and sent electronically to high-resolution image setters. The Times initiated a pagination program in the first quarter of 1994, which enables editors to electronically design a newspaper page, including news text, graphics and ads, thereby avoiding all or part of the manual paste-up of the various elements on a page. By the end of 1995, seven sections of the Sunday newspaper and over 50% of the weekday newspaper were paginated. The Times's goal is to paginate the entire newspaper by the end of 1996.

    Generally, The Times is printed at its New York City production facility and at its production and distribution facility in Edison, New Jersey.

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

    The National Edition of The Times is distributed from eight printing sites with which it has contract printing agreements: in the Midwest from printing sites in Chicago, Illinois, and Warren, Ohio; in the West from printing sites in Torrance and Walnut Creek, California, and Tacoma, Washington; in the Southwest from a printing site in Austin, Texas; and in the Southeast from printing sites in Atlanta, Georgia, and Ft. Lauderdale, Florida. Satellite transmission of page images to the National Edition printing sites permits early-morning delivery to homes and newsstands in many major markets.

    The Company owns a wholesale newspaper distribution business that distributes The Times and other newspapers and periodicals in New York City and central and northern New Jersey. This wholesaler operates under the name of City & Suburban Delivery Systems. Approximately 49% of The Times's single-copy daily circulation and 38% of its single-copy Sunday circulation in the New York City metropolitan area are delivered to retail outlets through this wholesale operation.

    In 1995 The Times used approximately 276,000 metric tons of newsprint, compared to 295,200 metric tons in 1994. This newsprint was purchased primarily under long-term contracts from both related (see "Forest Products Companies") and unrelated suppliers. In 1995 The New York Times Magazine used approximately 20,000 metric tons of supercalendered paper, an intermediate grade of magazine quality paper, compared to 21,000 metric tons in 1994. This supercalendered paper was purchased under long-term contracts from both related (see "Forest Products Companies") and unrelated suppliers. The Times and The New York Times Magazine are not dependent on any one supplier.

THE BOSTON GLOBE

    The Company acquired The Globe on October 1, 1993, pursuant to a merger of a wholly owned subsidiary of the Company into Affiliated Publications, Inc. ("API"). The Globe is owned and published by an API subsidiary, Globe Newspaper Company (as used herein, "The Globe" may also be used to refer to Globe Newspaper Company).

  Circulation

    The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC reports, as of September 24, 1995, the weekday circulation of The Globe was the 13th largest of any weekday newspaper, and circulation of the Sunday edition was the ninth largest of any Sunday newspaper published in the United States; and its weekday and Sunday circulation was the largest of all newspapers published in either Boston or New England.

    The following table shows the average weekday and Sunday paid circulation of The Globe for the editions and the periods indicated, as audited by ABC.

    Period                                                  Weekday     Sunday
    ------                                                 ---------    -------
26 Weeks ended September 24, 1995.......................     498,853    793,672
52 Weeks ended March 26, 1995...........................     503,651    798,508

    During the year ended December 31, 1995, the average weekday circulation of The Globe was down 6,800 copies below 1994 to 497,700 copies and the average Sunday circulation decreased by 15,500 copies below 1994 to 789,300 copies.

    Approximately 70% of The Globe's total weekday circulation and 57% of The Globe's total Sunday circulation were sold through home or office delivery; the remainder was sold primarily on newsstands. Virtually all of The Globe's home-delivered circulation is delivered through The Globe's distribution subsidiary, Community Newsdealers, Inc.

    The weekly rate charged to subscribers for home-delivered copies of The Globe is $4.50 within the 30-mile radius of Boston and $5.00 outside of the 30-mile radius. The suggested newsstand price of The Globe within the 30-mile radius is $.50 on weekdays and $1.75 on Sundays. The suggested newsstand price outside the 30-mile radius is $.50 on weekdays and $2.00 on Sundays.

  Advertising

    The Globe's total advertising volume by category of advertising for the two years ended December 31, 1995, for all editions, as measured by The Globe, is set forth below:

                          Full Run
          ----------------------------------                         Preprint
          Retail     National   Classified     Zoned      Total*      Copies
          Inches      Inches      Inches       Inches     Inches    Distributed
          ------     --------   ----------     ------     -------   -----------
                               (Inches and Preprints in Thousands)
1995       812.9       573.9     1,252.4       307.7     2,946.9      730,944
1994       830.7       562.4     1,217.5       273.6     2,884.2      702,757

------------
* All totals exclude preprint inches.

    Advertising rates in each category of advertising, except for classified real estate, were adjusted in 1995. The latest increase in retail advertising rates occurred on September 1, 1995. Increases in classified and national advertising rates occurred effective April 1, 1995, and July 1, 1995, respectively. These rate increases ranged from 5% to 8%.

  Production

    The Globe's pagination project, which started in 1989, continued according to plan as full-page output increased in 1995 to approximately 900 pages per week, or almost 70% of The Globe's pages produced weekly. The Globe plans to paginate most of the remaining portions of the newspaper by mid-1996.

    All editions of The Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Massachusetts, satellite plant. Both of the plants use Goss Metroliner offset presses. The Globe also owns a Sunday pre-print storage, inserting and packaging plant in Westwood, Massachusetts.

    In 1995 The Globe used approximately 136,000 metric tons of newsprint, which is approximately the same amount it used in 1994. The major portion was purchased under long-term contracts with related (see "Forest Product Companies") and unrelated suppliers. The Globe is not dependent on any one supplier.

REGIONAL NEWSPAPERS

    The Company currently owns 18 daily and three non-daily smaller-city newspapers.

                   Daily Newspapers                              Non-Daily Newspapers
Sarasota Herald-Tribune          Times Daily                     The News-Sun (Sebring/
  (Fla.)                            (Florence, Ala.)                Avon Park, Fla.)
The Press Democrat (Santa        The Tuscaloosa News (Ala.)      Marco Island Eagle
  Rosa, Cal.)                    The Gadsden Times (Ala.)           (Fla.)
The Ledger (Lakeland, Fla.)      The Courier (Houma, La.)        News-Leader
The Gainesville Sun (Fla.)       Times-News                         (Fernandina Beach, Fla.)
Santa Barbara                       (Hendersonville, N.C.)
  News-Press (Cal.)              Daily World (Opelousas, La.)
Spartanburg                      The Dispatch (Lexington, N.C.)
  Herald-Journal (S.C.)          Daily Comet (Thibodaux, La.)
Wilmington Morning Star          Palatka Daily News (Fla.)
  (N.C.)                         Lake City Reporter (Fla.)
Star-Banner (Ocala, Fla.)

    The regional daily newspapers' weekday circulation for the year ended December 31, 1995, decreased 18,000 copies to 753,700 copies, and Sunday circulation decreased 13,000 copies to 803,900 copies; the circulation of the non-dailies decreased 600 copies to 36,000 copies. Advertising volume, stated on the basis of six columns per page, was 15,525,000 inches in 1995, compared with 15,359,700 inches in 1994. These figures exclude the circulation numbers and advertising volume of five daily newspapers, The Daily Corinthian (Corinth, Mississippi), State Gazette (Dyersburg, Tennessee), Daily Commercial (Leesburg, Florida), Lenoir News-Topic (Lenoir, North Carolina) and The Messenger (Madisonville, Kentucky), as well as two weekly newspapers, The Banner-Independent (Booneville, Mississippi) and York County Coast Star (Kennebunk, Maine), which were sold in 1995. (See Note 2 of Notes to Consolidated Financial Statements.) Preprints distributed in 1995 were 913,922,000, compared with 904,434,000 in 1994 (in each case, not including preprints distributed by the seven Regional Newspapers sold in 1995).

    All of the Regional Newspapers are produced by photocomposition and offset printing. In 1995 the Regional Newspapers used approximately 94,000 metric tons of newsprint (not including 2,000 metric tons of newsprint used by the seven Regional Newspapers sold in 1995), which was purchased under long-term contracts from both related (see "Forest Products Companies") and unrelated suppliers. The Regional Newspapers are not dependent on any one supplier.

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

INFORMATION SERVICES

    The New York Times Syndication Sales Corporation ("Syndication Sales") operates The New York Times News Service, The New York Times Syndicate and the licensing and reprint permission operations of The Times. The News Service transmits articles, graphics and photographs from The Times to approximately 650 newspapers and magazines in the United States and in more than 50 countries worldwide. The New York Times Syndicate markets other supplemental news services and feature material, graphics and photographs from The Times and other leading news sources to newspapers and magazines around the world. In 1995, Syndication Sales introduced two sites on the World Wide Web with news about computers and health.

    NYT Business Information Services, through the group's Index department and Times On-Line Services, Inc., produces The New York Times Index, a print publication. The Company licenses LEXIS/NEXIS, Dow Jones Business Information Services, UMI, Knight-Ridder Information, Inc., and DataTimes to store, market and distribute its on-line computer data bases. The Company also licenses UMI to produce and sell The New York Times Index and The Times on microform and CD-ROM.

    In 1995 the Company continued to expand its distribution of TimesFax, a six- to eight-page synopsis of The Times delivered to customers' facsimile machines or personal computers in markets where The Times is not easily available, and created an Internet edition of TimesFax. In addition to distribution by satellite to cruise ships and U.S. Navy vessels, TimesFax is distributed to hotels, governments and corporations in over 50 countries and territories. In 1995 the Company launched a specialized fax product for the legal profession.

    NYT Custom Publishing designs, writes, edits, produces, sells and markets magazines for clients under contract, including IBM, USAir Group, Inc. and Four Seasons Hotels Limited.

    Information Services also develops and markets new services, including CD-ROM disks, database marketing and multimedia education services.

NEW VENTURES

    In 1994, the Company created and introduced @times, an on-line service which carries information from The Times on America Online and is one of its most frequently accessed services. In the fall of 1995, a new subsidiary of The Globe, Boston Globe Electronic Publishing, Inc., launched its Internet site located at "boston.com." Its goal is to become the principal information provider for Internet users interested in New England. By the end of 1995, the site had begun generating some revenue. The New York Times's website, The New York Times(sm) on the Web, is located at "nytimes.com." and went on-line in January 1996. According to Netscape, the Internet software company, The New York Times on the Web had one of the most successful launches to date of any of its customers. Additionally, several Regional Newspapers have created on-line services tailored to their local market interests and needs.

    In April 1995 the Company acquired a majority interest in Video News International ("VNI"), a worldwide video newsgathering operation specializing in low-cost, high-quality footage for sale globally to major television and cable networks. VNI offers its customers a variety of products and services, including global news coverage and production, spot news, long-form programming and videojournalism training.

    The Company owns 40% of Popcorn Channel, L.P., through the Company's wholly-owned subsidiary NYT Broadcast Holdings, Inc. The Popcorn Channel, a new basic cable network which launched in November 1995, provides viewers with localized movie theater listings along with previews of the top motion pictures in current release.

    In September 1995, the Company also invested in OVATION, a visual and performing arts cable television network which is scheduled to launch in 1996.

                                    MAGAZINES

    The Company's Magazine Group had revenues of $162,941,000 in 1995, compared with $280,061,000 in 1994, and operating profit of $28,741,000 in 1995, compared with $19,204,000 in 1994. The decrease in revenues is primarily due to the revenues attributable to the Women's Magazines Division and certain U.K. golf publications, which were sold in the third quarter of 1994.

    The Magazine Group segment consists of two categories: Magazines (including those publications set forth in the table below) and New Ventures (including computerized systems for golf tee time reservations, on-line magazine services and related activities in the sports/leisure field). The Magazines category had revenues of $152,819,000 in 1995 and an operating profit of $19,971,000 in 1995, while the New Ventures category had revenues of $122,000 and an operating loss of $1,230,000 in 1995. The Magazine Group's revenues for 1995 also include $10 million relating to the non-competition agreement entered into in connection with the sale of the Women's Magazines Division (described below).

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

    All of the Company's magazines are printed under long-term contracts with unrelated printers. In 1995 the magazines used approximately 16,100 metric tons of coated paper, all of which was purchased from unrelated suppliers under long-term contracts. The Magazine Group is not dependent on any one supplier.

    As of December 31, 1995, the Company published the magazines listed in the chart below:

                                                                                                PERCENTAGE
                                                                                                 INCREASE
                                                                                               (DECREASE) IN
                                                                                                  AVERAGE
                         PUBLICATION                                             AVERAGE        CIRCULATION   ADVERTISING
   MAGAZINE                 CYCLE         SUBJECT/AUDIENCE        RATE BASE    CIRCULATION(1)    OVER 1994      PAGES(2)
-------------------  -------------------  ---------------------   ---------    --------------  -------------  -----------
Golf Digest........  Monthly              Golf                    1,500,000      1,507,900           2.8           1,304
Tennis.............  Monthly              Tennis                    800,000        804,800           0.2             717
Snow Country.......  8 issues per year    Skiing/mountain           475,000        479,500           1.8             814
                                          lifestyle
Cruising World.....  Monthly              Recreational sailors      146,000        150,900           2.0           1,365
Golf World.........  46 issues per year   Golf                      145,000        146,300           2.3           1,682
Sailing World......  Monthly              Racing sailors             65,000         68,500          (2.1)            583
Golf Shop
  Operations.......  10 issues per year   Golf trade                 22,600(3)      17,100           0.6           1,383
Snow Country
  Business.........  6 issues per year    Ski trade                  20,371(3)      15,800          12.9             271
Tennis Buyer's
  Guide............  6 issues per year    Tennis trade               12,975(3)      10,800          (1.8)            216

                      PERCENTAGE
                       INCREASE
                     (DECREASE) IN
                      ADVERTISING
                         PAGES
   MAGAZINE            OVER 1994
-------------------  -------------
                     <
Golf Digest........       (1.3)
Tennis.............      (12.9)
Snow Country.......       (0.5)
Cruising World.....        3.4
Golf World.........       (5.5)
Sailing World......        0.7
Golf Shop
  Operations.......       (4.6)
Snow Country
  Business.........      (21.0)
Tennis Buyer's
  Guide............      (17.9)

------------
1 As reported by the publisher to ABC or the Business Publications Association.

2 As reported by the publisher to Publisher's Information Bureau ("PIB"); or, in the case of trade publications, as calculated by the publisher using the same methodology as for PIB.

3 For these trade publications, the average print order is disclosed as the applicable measure for advertisers.

NEW VENTURES

    In October 1995, the Company acquired the business of PAR Business Systems, Inc., which provides computerized systems for golf tee time reservations and automated pro shop business systems for the golf industry. The new business is being operated by Golf Digest Information Systems, Inc., an indirect subsidiary of the Company. The Magazine Group has entered into a contract to purchase 450 acres of property in Palm Beach Gardens, Florida, and intends to build and operate a daily fee 36-hole golf course and teaching facility, which will become the home of the Golf Digest Golf School. The Magazine Group also offers various golf and travel information and excerpts from its publications on the World Wide Web and the Microsoft Network.

                                  BROADCASTING

    The Broadcasting Group had revenues of $85,106,000 in 1995, up from $71,318,000 in 1994, and an operating profit of $18,943,000 in 1995, compared with $13,626,000 in 1994. The Company acquired WTKR-TV, the CBS affiliate which serves the Norfolk-Portsmouth-Newport News television market in Virginia, in June 1995. (See Note 2 of Notes to Consolidated Financial Statements.) Higher local advertising revenues and network compensation at the Company's television stations, as well as the acquisition of WTKR, accounted for the improved results.

    The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. Each television station's license is for a five-year term. The license for WTKR-TV will expire in October 1996. The licenses for WREG-TV (Memphis, Tenn.), WHNT-TV (Huntsville, Ala.), WQAD-TV (Moline, Ill.) and KFSM-TV (Fort Smith, Ark.) will expire in 1997. The license for WNEP-TV
(Wilkes-Barre/Scranton, Pa.) will expire in 1999.

    All of the television stations have three principal sources of revenue: local advertising sold to advertisers in the immediate geographic areas of the stations, national spot advertising and compensation paid by the networks for carrying commercial network programs. WTKR-TV, WREG-TV, WHNT-TV and KFSM-TV are affiliated with the CBS Television Network, and WNEP-TV and WQAD-TV are affiliated with the ABC Television Network.

    WTKR-TV, WREG-TV, WQAD-TV and KFSM-TV are in the VHF band; WNEP-TV and WHNT-TV are in the UHF band, as are all other stations in their markets. According to A. C. Nielsen Company, Norfolk is the 40th largest television market in the United States, Memphis is the 42nd largest, Wilkes-Barre/Scranton is the 49th largest, Huntsville is the 86th largest, Moline is part of the Quad Cities market, the 88th largest, and Fort Smith is the 118th largest market.

    The Broadcasting Group produces high quality commercial video and television programming through NYT Video Productions.

    The Company's two radio stations serve the New York City metropolitan area. WQXR (FM) is currently the only commercial classical music station serving this market. WQEW (AM) is the only station covering the total New York City region that offers a format of American popular standards for the market. The licenses of WQEW(AM) and WQXR(FM) were renewed during 1994 and will expire on February 1, 1998.

                           FOREST PRODUCTS COMPANIES

    The primary raw material used by the Company is newsprint. In 1995, the Company consumed approximately 508,000 metric tons of newsprint purchased from various suppliers, including those in which it holds an equity interest. The Company believes it has an adequate supply of newsprint available through contracts at market prices from its various suppliers.

    The Company has equity interests in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"), and in a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison") (collectively, the "Forest Products Companies"). Neither of these companies' debt is guaranteed by the Company. The Company's equity in operations (an after-tax amount) of these businesses in 1995 was a profit of $14,051,000, up from $3,264,000 in 1994. The improved year over year results are due principally to higher selling prices. Newsprint prices as of December 31, 1995, were significantly higher than 1994 year-end prices. During 1995, notwithstanding the decline in domestic consumption, the newsprint market remained tight due to the lack of capacity growth and strong overseas demand.

    The Company has a 49% equity interest in Malbaie. The other 51% is owned by Donohue, Inc. ("Donohue"), a publicly-traded Canadian company whose voting shares are controlled by Quebecor, a Canadian publishing company. Malbaie purchases pulp from Donohue and manufactures newsprint from this raw material on the paper machine it owns within the Donohue paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Donohue for its pulp. In 1995 Malbaie produced 192,000 metric tons of newsprint, 88,000 tons of which were sold to the Company, with the balance sold to Donohue for resale.

    Madison is a partnership between Northern SC Paper Corporation ("Northern") and a subsidiary of Myllykoski Oy, a Finnish papermaking company. The Company owns 80% of Northern, and Myllykoski Oy, through a subsidiary, owns the remaining 20%. Through Northern, the Company's share of Madison's profits and losses is 40%. Madison produces supercalendered paper at its facility in Madison, Maine. Madison purchases all its wood from local suppliers, mostly under long-term contracts. In 1995 Madison produced 180,000 metric tons, 10,000 tons of which were sold to the Company. In 1996 Madison's five largest customers (of which the smallest is the Company) are expected to purchase approximately 39% of Madison's budgeted production.

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

                                  COMPETITION

    The Times competes with newspapers of general circulation in New York City and its suburbs. The Times also competes in varying degrees with national publications such as The Wall Street Journal and USA Today and with magazines, television, radio and other media. Based on a specially prepared report by Competitive Media Reporting, Inc., an independent agency that measures advertising revenue, and The Times's internal analysis, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area. The Regional Newspapers and the International Herald Tribune compete with a variety of other advertising media in their respective markets.

    The Globe competes with other newspapers distributed in Boston and its neighboring suburbs, including The Boston Herald (daily and Sunday). The Globe also competes with other communications media, such as direct mail, magazines, radio, television (including cable television), and weekly, suburban and nationally distributed newspapers. Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc., for the 12-month period ending December 31, 1995, The Globe ranked first in advertising inches among all newspapers published in Boston and New England.

    All the magazines published by the Company compete directly with comparable publications as well as with general interest magazines and other media, such as newspapers and broadcasting.

    All of the Company's television stations compete directly with other television stations in their respective markets and with other video services, such as cable network programming carried on local cable systems. WQXR (FM) competes for listeners with WNYC (FM) (a non-commercial station) for the classical music audience, and it and WQEW (AM) compete for listeners and revenues with many adult-audience commercial radio stations and other media in New York City and surrounding suburbs.

    Syndication Sales's operations compete with several other syndicated features and supplemental news services.

    The Forest Products Companies are in a highly-competitive industry.

                                   EMPLOYEES

    As of December 31, 1995, the Company had approximately 12,300 full-time equivalent employees.

    Approximately 3,600 full-time equivalent employees of The Times and City & Suburban Delivery Systems, which operates its wholesaler business, are represented by 16 unions. The Times has collective bargaining agreements effective through March 30, 2000, with all of its six production unions and with six of its non-production unions. The Times's contracts with the International Brotherhood of Electricians (covering approximately 30 non-production employees) and the International Union of Operating Engineers (covering approximately 20 non-production employees) will expire in the first half of 1996. Negotiations regarding new contracts with both of these unions will be initiated in the first quarter of 1996. In early 1996, both The Times and City & Suburban Delivery Systems will initiate negotiations with 13 unions representing their respective production and non-production employees (approximately 3,500) regarding a wage package covering the period beginning March 31, 1996, and ending March 30, 2000. In the event the parties are unable to reach agreement, the matter will be submitted to binding arbitration.

     API and its subsidiaries, including The Globe, employ approximately 3,100 full-time equivalent employees. Of these, approximately 2,100 are represented by 12 unions. As of December 31, 1995, labor agreements with three of its 11 mechanical unions expired. Negotiations have commenced and The Globe expects them to be successfully completed in 1996. Seven other mechanical unions have contracts which continue to be in effect with expiration dates ranging from December 31, 1996, to December 31, 2001. As of December 31, 1995, three of those contracts are subject to renegotiation of wage provisions only. Negotiations continue with one mechanical union whose contract expired on December 31, 1992. The Globe expects to conclude this negotiation successfully in 1996 as well. After its agreement with The Boston Globe Employees Association ("BGEA"), an affiliate of The Newspaper Guild, expired on December 31, 1994, The Globe reached an impasse in its negotiations with the BGEA in July 1995. Thereafter, The Globe implemented the terms of its final offer to the BGEA, although negotiations are continuing.

    Three other entities owned by the Company (The Press Democrat, WQXR and WQEW) also have collective bargaining agreements covering certain of their employees.

ITEM 2. Properties.

    The Times: The Company owns its headquarters at 229 West 43d Street, New York, New York. The building has 15 stories and approximately 714,000 square feet of floor space and serves as a publishing facility for The Times. During late 1995, a renovation of The Times's newsroom commenced. The renovation is expected to be complete by 1999 and to cost approximately $30,000,000. The renovation is timed to give The Times the space and electrical infrastructure to fully paginate the newspaper by the end of 1996.

    The other publishing facility is located in Edison, New Jersey. This 1,300,000 square foot facility is occupied pursuant to a long-term lease with renewal and purchase options. The Edison production and distribution facility began producing newspapers in 1992, and produces all of the advance Sunday sections of The Times (except The New York Times Magazine and the Television section) and approximately one-third of the weekday and Sunday New York edition. (See Notes 8 and 14 of Notes to Consolidated Financial Statements.)

    The Edison facility replaced an older production facility in Carlstadt, New Jersey. The Company completed removal of equipment from the facility and has commenced marketing of the Carlstadt facility for lease or sale.

    The Edison facility is the first step in a plan to modernize the production facilities of The Times. To complete its modernization plan, the Company expects to replace the production facility housed in the basement at its 43d Street facility in 1997. The Company is constructing a 515,000 square foot printing and distribution plant in College Point, Queens, to be operational in the second half of 1997. The Company is leasing a 31-acre site in College Point and has the option to purchase the property at any time prior to the end of the lease in 2019. Together with the Edison plant, the College Point facility will provide a number of benefits, including later deadlines, increased color in the daily paper, increased flexibility in paging and sectioning the paper and daily advertising inserts. (See Notes 8 and 14 of Notes to Consolidated Financial Statements.)

    The Globe owns its printing plants in Boston (652,000 square feet) and Billerica (290,000 square feet), Massachusetts, as well as its Sunday pre-print storage, inserting and packaging plant in Westwood, Massachusetts (115,000 square feet). The Globe and its subsidiaries own or lease office and other facilities that are suitable and adequate for their current activities.

    The Regional Newspapers own their printing facilities. The Company's Regional Newspapers, magazines, broadcast stations and information businesses own or lease office facilities that are suitable and adequate for their current activities. A new 180,000 square foot color printing facility is under construction at The Ledger in Lakeland, Florida, for an expected cost of approximately $70,000,000 and completion is expected by the end of 1996.

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

ITEM 4.  Submission Of Matters To A Vote Of Security Holders.

    Not applicable.

        Executive Officers Of The Registrant

                                      Employed
                                         By
                                     Registrant                  Position(s) As Of
Name                           Age      Since                    March 11, 1996(1)
----                           ---   ----------                  -----------------
CORPORATE OFFICERS
Arthur Ochs Sulzberger.......  70       1951      Chairman (since 1973); Chief Executive Officer;
                                                    Director; Publisher of The New York Times
                                                    ("The Times") (1963 to 1992)
Lance R. Primis..............  49       1969      President and Chief Operating Officer (since
                                                    1992); President and General Manager of The
                                                    Times (1988 to 1992)

                                      Employed
                                         By
                                     Registrant                  Position(s) As Of
Name                           Age     Since                     March 11, 1996(1)
-----------------------------  ---   ----------   -----------------------------------------------
Diane P. Baker...............  41       1995      Senior Vice President and Chief Financial
                                                    Officer (since 1995); Group Senior Vice
                                                    President--Chief Financial Officer of R.H.
                                                    Macy & Co., Inc. ("Macy's") (1993 to 1995);
                                                    Senior Vice President--Finance and Chief
                                                    Financial Officer of Macy's (1990 to 1993)
Katharine P. Darrow..........  52       1970      Senior Vice President (since 1993),
                                                    Broadcasting, Corporate Development and Human
                                                    Resources; Vice President (1988 to 1993),
                                                    Broadcasting/Information Services and
                                                    Corporate Development
Michael Golden...............  46       1984      Vice President, Operations Development (since
                                                    1996); Executive Vice President and Publisher
                                                    of Tennis (1994 to 1995); Executive Vice
                                                    President and General Manager of Women's
                                                    Magazines (1991 to 1994); Publisher of McCall's
                                                    (1990-1991)
David L. Gorham..............  63       1974      Senior Vice President (since 1980) and Deputy
                                                    Chief Operating Officer (since 1995); Chief
                                                    Financial Officer (1980 to 1995); Treasurer
                                                    (1988 to 1992)
Leslie A. Mardenborough......  46       1981      Vice President, Human Resources (since 1990)
Thomas H. Nied...............  53       1977      Vice President, Taxation (since 1990)
Stuart Stoller...............  40       1996      Vice President and Corporate Controller (since
                                                    1996); Controller of Coopers and Lybrand
                                                    L.L.P. (1995); Senior Vice President--Control
                                                    and Accounting of Macy's (1993 to 1995); Group
                                                    Vice President--Control and Accounting of
                                                    Macy's (1991 to 1993); Vice President--Corporate
                                                    Accounting of Macy's (1989 to 1991)
Solomon B. Watson IV.........  51       1974      Vice President (since 1990); General Counsel
                                                    (since 1989)
Laura J. Corwin..............  50       1980      Secretary (since 1989) and Corporate Counsel
                                                    (since 1993)
Richard G. Thomas............  47       1977      Treasurer (since 1992); Assistant Treasurer
                                                    (1983 to 1992)

OPERATING UNIT EXECUTIVES
James W. FitzGerald..........  57       1968      President, The New York Times Company Magazine
                                                    Group, Inc. (since 1985)
Stephen Golden...............  49       1974      Vice President, Forest Products, Health, Safety
                                                    and Environmental Affairs (since 1992);
                                                    President and General Manager of the
                                                    Company's Forest Products Group (since 1994);
                                                    Vice President, Forest Products (1990 to
                                                    1992)
C. Frank Roberts.............  52       1970      Vice President, Broadcasting (since 1986)
Arthur O. Sulzberger, Jr.....  44       1978      Publisher of The Times (since 1992); Deputy
                                                    Publisher of The Times (1988 to 1992)
William O. Taylor............  63       1993      Publisher of The Boston Globe (since 1978) and
                                                    Chairman and Chief Executive Officer of Globe
                                                    Newspaper Company (since 1982)
James C. Weeks...............  53       1971      President, Regional Newspaper Group of the
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

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant.

    In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the paragraph immediately following footnote 10 on page 6, pages 8 to 13 and the top of page 14, but only up to and not including the section entitled "Certain Information about the Board of Directors," of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.


ITEM 11. Executive Compensation.

    The information required by this item is incorporated by reference to pages 13 to 19 and the section on page 23 entitled "Compensation Committee Interlocks and Insider Participation" of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

    The information required by this item is incorporated by reference to pages 1 to 8, but only up to and not including the section entitled "Proposal Number 1- Election of Directors," of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.


ITEM 13. Certain Relationships and Related Transactions.

    The information required by this item is incorporated by reference to page 13 and pages 16 to 19 of the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form
         8-K.

    (A) Documents Filed As Part Of This Report

        (1) Financial Statements And Supplemental Schedules

           (a) The consolidated financial statements of the Company are filed as part of this Form 10-K and are set forth on pages F-2, F-3 and F-9 to F-26. The report of Deloitte & Touche LLP, Independent Public Accountants, dated February 7, 1996, is set forth on page F-27 of this Form 10-K.

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

                                                                        Page
                                                                        ----
       Independent Auditors' Consent...............................  Exhibit 23
       Consolidated Schedules for the Three Years Ended December
          31, 1995:
            II--Valuation and Qualifying Accounts..................     S-1

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

           (3.2) By-laws as amended through February 16, 1995 (filed as an Exhibit to the Company's Form 10-Q dated May 11, 1995, and incorporated by reference herein).

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

           (9.1) Globe Voting Trust Agreement, dated as of October 1, 1993, as amended effective October 1, 1995.

           (10.1) The Company's Executive Incentive Compensation Plan as amended through December 20, 1990 (filed as an Exhibit to the Company's Form 10-K dated March 1, 1991, and incorporated by reference herein).

           (10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through April 18, 1995.

           (10.3) The Company's 1991 Executive Cash Bonus Plan, as amended through April 18, 1995.

           (10.4) The Company's Non-Employee Directors' Stock Option Plan, adopted on April 16, 1991 (filed as an Exhibit to the Company's Proxy Statement dated March 1, 1991, and incorporated by reference herein).

           (10.5) The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 1993.

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

           (10.20) The Company's Deferred Executive Compensation Plan, adopted on May 19, 1994.

           (21) Subsidiaries of the Company.

           (23) Consent of Deloitte & Touche LLP.

           (27) Financial Data Schedule.

    (B) REPORTS ON FORM 8-K

        On December 26, 1995, the Company filed a report on Form 8-K dated December 26, 1995, relating to the change in its fiscal year end from December 31 to the last Sunday in December, beginning with the fiscal year ending December 29, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 11, 1996
                                          (Registrant)
                                          THE NEW YORK TIMES COMPANY
                                           By:  /s/ LAURA J. CORWIN
                                               .................................
                                                  Laura J. Corwin, Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                     TITLE                        DATE
          ---------                     -----                        ----
  ARTHUR OCHS SULZBERGER        Chairman (Chief                  March 11, 1996
                                  Executive Officer),
                                  Director
      JOHN F. AKERS             Director                         March 11, 1996
      DIANE P. BAKER            Senior Vice President and        March 11, 1996
                                  Chief Financial Officer
                                  (Principal Financial Officer)
     RICHARD L. GELB            Director                         March 11, 1996
  LOUIS V. GERSTNER, JR.        Director                         March 11, 1996
    MARIAN S. HEISKELL          Director                         March 11, 1996
A. LEON HIGGINBOTHAM, JR.       Director                         March 11, 1996
     RUTH S. HOLMBERG           Director                         March 11, 1996
    ROBERT A. LAWRENCE          Director                         March 11, 1996
     GEORGE B. MUNROE           Director                         March 11, 1996
   CHARLES H. PRICE II          Director                         March 11, 1996
     LANCE R. PRIMIS            President (Chief Operating       March 11, 1996
                                  Officer)
     GEORGE L. SHINN            Director                         March 11, 1996
    DONALD M. STEWART           Director                         March 11, 1996
      STUART STOLLER            Vice President,                  March 11, 1996
                                  Corporate Controller
                                  (Principal Accounting
                                  Officer)
   JUDITH P. SULZBERGER         Director                         March 11, 1996
    WILLIAM O. TAYLOR           Director                         March 11, 1996
      CYRUS R. VANCE            Director                         March 11, 1996

                                    Appendix

                              1995 Financial Report

                           THE NEW YORK TIMES COMPANY

                     1995 Consolidated Financial Statements



-------------------------------------------------------------------------------


Contents                                                      Page

-------------------------------------------------------------------------------


Financial Highlights                                           F-1

Segment Information                                            F-2

Management's Discussion and Analysis                           F-4

Consolidated Statements of Income                              F-9

Consolidated Balance Sheets                                    F-10

Consolidated Statements of Cash Flows                          F-12

Consolidated Statements of Stockholders' Equity                F-14

Notes to Consolidated Financial Statements                     F-15

Independent Auditors' Report                                   F-27

Management's Responsibilities Report                           F-27

Market Information                                             F-27

Quarterly Information                                          F-28

Ten-Year Supplemental Financial Data                           F-29

FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------------------------------------------------------

  Dollars in thousands except per share data                                      Year Ended December 31
                                                            1995           1994           1993           1992           1991
  --------------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
Revenues                                              $ 2,409,403    $ 2,357,563    $ 2,019,654     $ 1,773,535     $ 1,703,101
Operating profit                                          228,580        211,242        126,581          88,408          93,639
Income before income taxes and equity in operations
  of forest products group                                214,641        383,953        101,206           8,525          63,053
Income (Loss) before equity
  in operations of forest products group                  121,809        210,085         57,975          (2,554)         41,293
Equity in operations of forest products group              14,051          3,264        (51,852)         (8,718)          5,700
Income (Loss) before net cumulative effect
   of accounting changes                                  135,860        213,349          6,123         (11,272)         46,993
Net cumulative effect of accounting changes                    --             --             --         (33,437)             --
Net income (loss)                                         135,860        213,349          6,123         (44,709)         46,993

------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Property, plant and equipment - net                     1,276,066      1,158,751      1,112,024         902,755         966,593
Total assets                                            3,376,730      3,137,631      3,215,204       1,994,974       2,127,981
Long-term debt and capital lease obligations              637,873        523,196        460,063         206,911         213,487
Common stockholders' equity                             1,610,349      1,543,539      1,598,883         999,630       1,073,442

------------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Income (Loss) before net cumulative
  effect of accounting changes                               1.40           2.05            .07            (.14)            .61
Net cumulative effect of accounting changes                    --             --             --            (.43)             --
Net income (loss)                                            1.40           2.05            .07            (.57)            .61
Dividends                                                     .56            .56            .56             .56             .56
Common stockholders' equity (end of year)                   16.50          15.71          14.96           12.54           13.70

------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS (See notes below)
Operating profit to revenues                                    9%             9%             6%              5%              5%
Income before equity in operations
  of forest products group to revenues                          5%             5%             3%              2%              2%
Return on average stockholders' equity                          8%             7%            --               2%              4%
Return on average total assets                                  4%             3%            --               1%              2%
Long-term debt and capital lease obligations
  to total capitalization                                      28%            25%            22%             17%             17%
Current assets to current liabilities                         .89            .91            .89            1.08             .89

------------------------------------------------------------------------------------------------------------------------------------
EMPLOYEES                                                  12,300         12,800         13,000          10,100          10,100
------------------------------------------------------------------------------------------------------------------------------------

In 1995, the Company sold small regional newspapers (see Note 2). The sales resulted in a pre-tax gain of approximately $11.3 million ($5.0 million after taxes or $.05 per share). These transactions are not reflected in the 1995 income amounts used in the applicable key ratio calculations presented above.

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

Amounts for 1995 through 1993 include The Boston Globe since its acquisition on October 1, 1993 (see Note 2).

For 1993, return on average stockholders' equity and return on average total assets are less than 1 percent due to several factors which lowered net income for the year (see Management's Discussion and Analysis on page F-6).

In 1992, the Company closed The Gwinnett (Ga.) Daily News and sold the residual assets. The closing and related sale resulted in a pre-tax loss of $53.8 million ($37.1 million after taxes or $.47 per share). Net cumulative effect of accounting changes reflects the 1992 adoption of the change in methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits. The net cumulative effect and the Gwinnett transaction are not reflected in the 1992 income amounts used in the applicable key ratio calculations presented above.

SEGMENT INFORMATION
--------------------------------------------------------------------------------


The Company has classified its business into the following segments and equity interests:


NEWSPAPERS: The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 regional newspapers, newspaper distributors, a one-half interest in the International Herald Tribune S.A., a news service, a features syndicate, TimesFax, licensing operations of The New York Times databases/microfilm and New Ventures. New Ventures include projects developed in electronic media by The Times and The Globe as well as various new media investments.


MAGAZINES: Numerous publications and New Ventures such as computerized systems for golf tee time reservations and on-line magazine services, and related activities in the sports/leisure field.


BROADCASTING: Six network-affiliated television stations and two radio stations.


FOREST PRODUCTS: Equity interests in a newsprint company and a partnership in a supercalendered paper mill that together supply a portion of the Newspaper Group's annual paper requirements.

-----------------------------------------------------------------------------------------
Dollars in thousands                                       Year Ended December 31
                                                   1995             1994            1993
-----------------------------------------------------------------------------------------
REVENUES
Newspapers                                      $ 2,161,356    $ 2,006,184    $ 1,563,281
Magazines                                           162,941        280,061        394,463
Broadcasting                                         85,106         71,318         61,910
-----------------------------------------------------------------------------------------
Total                                           $ 2,409,403    $ 2,357,563    $ 2,019,654
-----------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Newspapers                                      $   208,465    $   207,489    $   125,597
Magazines                                            28,741         19,204         12,330
Broadcasting                                         18,943         13,626          8,138
Unallocated corporate expenses                      (27,569)       (29,077)       (19,484)
-----------------------------------------------------------------------------------------
Total                                               228,580        211,242        126,581
Interest expense, net of interest income             25,230         28,162         25,375
Net gain on dispositions                             11,291        200,873             --
-----------------------------------------------------------------------------------------
Income before income taxes and equity
  in operations of forest products group            214,641        383,953        101,206
Income taxes                                         92,832        173,868         43,231
-----------------------------------------------------------------------------------------
Income before equity in
  operations of forest products group               121,809        210,085         57,975
Equity in operations of forest products group        14,051          3,264        (51,852)
-----------------------------------------------------------------------------------------
NET INCOME                                      $   135,860    $   213,349    $     6,123
-----------------------------------------------------------------------------------------

See notes to consolidated financial statements.

SEGMENT INFORMATION
-------------------------------------------------------------------------------
Dollars in thousands                              Year Ended December 31
                                             1995           1994          1993
-------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION

Newspapers                            $   133,264    $   135,767   $    98,963
Magazines                                  (7,000)         3,426        18,616
Broadcasting                               11,519         10,113        10,725
Corporate                                   1,151            784           528
-------------------------------------------------------------------------------
Total                                 $   138,934    $   150,090   $   128,832
-------------------------------------------------------------------------------
CAPITAL EXPENDITURES

Newspapers                            $   196,096    $   188,222   $    71,780
Magazines                                     736            906         3,059
Broadcasting                                4,093          3,013         3,289
Corporate                                  11,130            794         1,491
-------------------------------------------------------------------------------
Total                                 $   212,055    $   192,935   $    79,619
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS AT DECEMBER 31

Newspapers                            $ 2,832,297    $ 2,732,953   $ 2,685,611
Magazines                                  99,525         91,797       247,723
Broadcasting                              174,363        100,874       104,843
Corporate                                 168,576        126,574       101,007
Investment in forest products group       101,969         85,433        76,020
-------------------------------------------------------------------------------
Total                                 $ 3,376,730    $ 3,137,631   $ 3,215,204
-------------------------------------------------------------------------------

See notes to consolidated financial statements.

Newspaper Group operating profit for 1995 and 1993 includes charges of $8.5 million and $35.4 million, respectively, for costs related to staff reductions. Unallocated corporate expenses for 1995 includes a charge of $1.6 million for similar staff reductions.


Magazine Group amounts for 1994 have been affected by the dispositions of the Women's Magazines Division and the U.K. golf publications (see Note 2). The 1995 and 1994 amortization amounts include $10.0 million and $4.2 million, respectively, of the income relating to a $40.0 million non-compete agreement, associated with the disposition of the Women's Magazines Division, which is being recognized straight-line over four years.


Newspaper Group amounts for 1995 and 1994 have been affected by the inclusion of The Globe's operations for the entire year, while the 1993 amounts only include its operations from the October 1, 1993 acquisition date (see Note 2).


Equity in operations of Forest Products Group and investment in Forest Products Group for 1993 reflect an after-tax noncash charge of $47.0 million to write down the Company's investment in Gaspesia.

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

Advertising and circulation revenues accounted for approximately 69 percent and 23 percent of the Company's revenues in 1995. National and local economic conditions influence the level of retail, national and classified advertising generated in the markets served by the Company's business segments. Circulation revenue is affected by competition from other forms of media available in the Company's respective markets.

    The cost of raw materials for the Company and the entire publishing industry was adversely affected by the significant increases in newsprint and magazine paper prices throughout 1995. The unfavorable impact of these increases is expected to continue during 1996. However, it its unclear whether paper prices will continue to rise in 1996.

    Per share amounts in the following Management's Discussion and Analysis are computed on an after-tax basis.


RESULTS OF OPERATIONS: 1995 Compared with 1994
In 1995, the Company reported net income of $135.9 million, or $1.40 per share, compared with net income of $213.3 million, or $2.05 per share, in 1994.
    Exclusive of special factors as described below, annual earnings from ongoing operations would have been $1.41 per share in 1995, compared with $1.06 per share in 1994, an increase of 33 percent. The improvement in ongoing operations in 1995's annual earnings was primarily due to higher revenues from the Company's newspaper and broadcast properties and higher earnings from its Forest Products Group.
    Consolidated revenues for 1995 increased to $2.41 billion from $2.36 billion in 1994. Excluding the revenues attributable to the operations divested during 1995 and 1994, annual revenues on a comparable basis were up 8 percent over 1994. The growth in revenues for the year was driven by strong revenues at the newspaper and broadcast properties.
    The Company's costs and expenses, excluding special factors, increased to $2.17 billion from $2.15 billion in 1994. Excluding the costs and expenses associated with the 1995 and 1994 divestitures, costs increased approximately 9 percent. The increase was primarily due to higher newsprint and magazine paper prices and higher wages and benefits costs throughout the Company.
    The Company's earnings for the year before interest, income taxes, depreciation and amortization ("EBITDA"), excluding the net gains from the 1995 and 1994 divestitures, rose to $367.5 million from $361.3 million in the comparable 1994 period.
    Earnings for 1995 were affected by the following special factors:
     - $10.1 million pre-tax charge ($.06 per share) for severance and related costs resulting from work force reductions ("buyouts").
     - $11.3 million pre-tax gain ($.05 per share) on the sales of small regional newspapers.
    Earnings for 1994 were affected by the following special factor:
     - $200.9 million net pre-tax gain ($.99 per share) relating to the divestitures of the Women's Magazines Division, U.K. golf publications and a minority interest in Gaspesia Pulp & Paper Company Ltd. ("Gaspesia"), a Canadian newsprint mill.

    Annual per share amounts were affected by the repurchase of the Company's Class A Common Stock throughout 1994 and 1995. During 1995, $46.3 million was expended to repurchase approximately 2.1 million shares. In 1994, approximately $235.2 million was expended to repurchase 10.0 million shares.
    Interest expense, net of interest income, declined to $25.2 million from $28.2 million in 1994. The 1995 decline was due to higher levels of capitalized interest in connection with new construction and a lower rate of interest on the Company's outstanding debt, offset by higher debt balances.
    Exclusive of taxes related to the 1995 and the 1994 divestitures, the annual effective income tax rate for 1995 was 42.5 percent compared with 41.7 percent in 1994. The 1995 tax rate includes the effects of a 1995 favorable state tax ruling. The 1994 rate includes the utilization of capital loss carryforwards.
    The following discussion provides additional information with respect to the Company's traditional operations and new ventures.

--------------------------------------------------------------------------------

NEWSPAPER GROUP: The table below shows the Newspaper Group's revenues, EBITDA and operating profit split between newspapers/related businesses and new ventures. The Newspapers category consists of: The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 Regional Newspapers, newspaper distributors, a 50 percent interest in the International Herald Tribune, and Information Services (previously included in the Broadcasting Group) which includes a news service, a features syndicate, TimesFax and licensing operations of The New York Times databases and microfilm. The New Ventures category consists of new projects developed in electronic media by The Times and The Globe as well as various new media investments such as Video News International and The Popcorn Channel.

(Dollars in thousands)                    1995             1994
------------------------------------------------------------------
REVENUES
Newspapers                           $2,160,399       $2,006,184
New Ventures                                957                -
------------------------------------------------------------------
Total Revenues                       $2,161,356       $2,006,184
------------------------------------------------------------------
EBITDA
Newspapers                           $  354,415       $  343,256
New Ventures                            (12,686)               -
------------------------------------------------------------------
Total EBITDA                         $  341,729       $  343,256
------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Newspapers                           $  221,566       $  207,489
New Ventures                            (13,101)               -
------------------------------------------------------------------
Total Operating Profit               $  208,465       $  207,489
------------------------------------------------------------------

--------------------------------------------------------------------------------


    Excluding buyouts associated with the Group, operating profit in 1995 was $217.0 million compared with $207.5 million in 1994. Revenues increased to $2.16 billion in 1995 from $2.01 billion in the prior year. Operating profit improved despite a significant increase in newsprint prices over 1994. Increased advertising and circulation rates and cost controls enabled the Group to overcome a $76.2 million increase for the year in newsprint costs (net of conservation programs).

    Revenues increased approximately 8 percent for the year. The increase was attributable to higher advertising rates and volume, higher circulation revenues and database royalties. The Times experienced a 15 percent gain in circulation revenues while The Globe recorded an 11 percent increase for the year. At the 21 Regional Newspapers, circulation revenue grew 7 percent for the year.

    Average circulation on a comparable basis for the year was as follows:

                               Weekday               Sunday
------------------------------------------------------------------
(Copies in thousands)      1995   % Change       1995   % Change
------------------------------------------------------------------
AVERAGE CIRCULATION
The New York Times      1,120.7       -1.9    1,712.6       -1.8
The Boston Globe          497.7       -1.3      789.3       -1.9
Regional Newspapers       753.7       -2.3      803.9       -1.6
------------------------------------------------------------------

    The average circulation decline is partly attributable to the increase in newsstand and home delivery prices and a decrease in distribution to selected outlying areas.

    Advertising volume on a comparable basis for the year was as follows:

------------------------------------------------------------------
(Inches in thousands)                            1995   % Change
------------------------------------------------------------------
ADVERTISING VOLUME (EXCLUDING PREPRINTS)
The New York Times                            3,831.2       +2.6
The Boston Globe                              2,946.9       +2.2
Regional Newspapers                          15,525.1       +1.1
------------------------------------------------------------------

    Advertising volume at The Times increased 2.6 percent over 1994. Zoned and national advertising categories increased 14.6 percent and 1.3 percent, respectively, while retail and classified advertising experienced decreases of
3.8 percent and 2.8 percent, respectively.

    At The Globe, advertising volume for the year increased 2.2 percent over 1994. Advertising increased in all categories except retail, which declined 2.1 percent. Advertising volume for the 21 Regional Newspapers increased 1.1 percent over 1994. Classified advertising increased 8.0 percent, while the retail category decreased 2.1 percent.

MAGAZINE GROUP: The Magazine Group is comprised of a number of publications, New Ventures such as computerized systems for golf tee time reservations and on-line magazine services, and related activities in the sports/leisure field. The revenues for the Group include a $40.0 million non-compete agreement, associated with the divestiture of the Women's Magazine Division, which is being recognized straight-line over four years.


------------------------------------------------------------------
(Dollars in thousands)                     1995             1994
------------------------------------------------------------------
REVENUES
Sports/Leisure Magazines               $152,819         $144,777
New Ventures                                122                -
Non-Compete                              10,000            4,167
1994 Divested Magazines                       -          131,117
------------------------------------------------------------------
Total Revenues                         $162,941         $280,061
------------------------------------------------------------------
EBITDA
Sports/Leisure Magazines               $ 22,876         $ 21,611
New Ventures                             (1,135)               -
1994 Divested Magazines                       -            1,019
------------------------------------------------------------------
Total EBITDA                           $ 21,741         $ 22,630
------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Sports/Leisure Magazines               $ 19,971         $ 19,439
New Ventures                             (1,230)               -
Non-Compete                              10,000            4,167
1994 Divested Magazines                       -           (4,402)
------------------------------------------------------------------
Total Operating Profit                 $ 28,741         $ 19,204
------------------------------------------------------------------

    Operating profit for the Group was $28.7 million in 1995, compared with $19.2 million in 1994, on revenues of $162.9 million and $280.1 million, respectively. The decrease in revenues for the year was primarily due to the revenues attributable to the Women's Magazines Division and the U.K. golf publications, which were sold in the third quarter of 1994.

    Excluding the operations of the 1994 divested magazines and the non-compete income, revenues for 1995 increased approximately 6 percent due to higher advertising revenues at Golf Digest and Golf World USA offset, in part, by sluggish advertising at Tennis magazine. Operating profit for the Sports/Leisure Magazines increased slightly due to improved revenues offset by higher paper prices and subscription costs.

    Advertising pages as reported to Publisher's Information Bureau ("PIB") for Golf Digest decreased 1.3 percent to 1,304 pages and for Tennis decreased 12.9 percent to 717 pages.

THE BROADCASTING GROUP: The Broadcasting Group consists of six network-affiliated television stations and two radio stations.


(Dollars in thousands)                     1995             1994
------------------------------------------------------------------
Revenues                                $85,106          $71,318
------------------------------------------------------------------
EBITDA                                  $30,462          $23,739
------------------------------------------------------------------
Operating Profit                        $18,943          $13,626
------------------------------------------------------------------

    The Broadcasting Group's operating profit increased 39 percent over 1994. The Group's operating profit was $18.9 million in 1995, compared with $13.6 million in 1994, on revenues of $85.1 million and $71.3 million, respectively. Increased results for the year were due to higher local advertising revenues, higher network compensation and the added operations of WTKR-TV, Norfolk, Va., which was acquired in June 1995.


FOREST PRODUCTS GROUP:  Equity in operations of the Forest Products Group
(an after-tax amount) was $14.1 million in 1995 compared with $3.3 million in 1994. The 1995 improvement resulted principally from higher paper sales prices.

--------------------------------------------------------------------------------


RESULTS OF OPERATIONS: 1994 COMPARED WITH 1993
In 1994, the Company reported net income of $213.3 million, or $2.05 per share, compared with $6.1 million, or $.07 per share, in 1993.

    Exclusive of the special factors described below, annual earnings would have been $1.06 per share in 1994 compared with $.91 per share in 1993. Operating profit for 1994, after excluding the special factors, rose to $211.2 million from $163.1 million in 1993. The improvement in ongoing operations in 1994's annual earnings was due to higher revenues at The Times, Regional Newspapers and Broadcasting and the inclusion of The Globe's operations for the entire year compared with one quarter in 1993.

    Revenues for 1994 increased to $2.36 billion from $2.02 billion in 1993. The 1994 annual revenues included The Globe for an entire year, but the Women's Magazines and U.K. golf publications only through the first six months. Annual revenues for 1993 included an entire year of revenues from the magazines sold in 1994, but only the fourth-quarter revenues from The Globe. On a comparable basis, excluding revenues attributable to The Globe and the magazines sold, 1994 annual revenues increased by approximately 6 percent over 1993. The growth in 1994 revenues was due to higher revenues in the Newspaper and Broadcasting Groups.

    The Company's costs and expenses after excluding special factors increased to $2.15 billion from $1.86 billion in 1993. The increase was due to the inclusion of The Globe's operations and acquisition amortization expense for the entire year, as well as higher wages and benefits costs throughout the Company offset, in part, by the reduction in expenses associated with the magazines sold.

    Earnings for 1994 were affected by the following special factor:

      - $200.9 million net pre-tax gain ($.99 per share) relating to the divestitures of the Women's Magazines Division, U.K. golf publications and a minority interest in Gaspesia.

    Earnings for 1993 were affected by the following special factors:

      - $47.0 million after-tax charge ($.56 per share) against equity in operations of the Forest Products Group to write down the Company's investment in Gaspesia.

      - $35.4 million pre-tax charges ($.23 per share) for severance and related costs resulting from staff reductions at The Times.

      - $4.4 million unfavorable tax adjustment ($.05 per share) due to a federal corporate income tax rate increase which required the remeasurement of deferred tax balances.

      - $3.7 million pre-tax costs ($.02 per share) due to a severe snowstorm that disrupted delivery of The Times.

      -  $2.6 million pre-tax gain ($.02 per share) on the sale of assets.

    Excluding the net gain from the dispositions, EBITDA rose significantly to $361.3 million in 1994 from $255.4 million in 1993. The increase was due to improved operating results and the inclusion of The Globe's operations for an entire year in 1994.

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

    A discussion of the Company's financial performance follows:

NEWSPAPER GROUP:

(Dollars in thousands)                   1994             1993
------------------------------------------------------------------
Revenues                             $2,006,184       $1,563,281
------------------------------------------------------------------
EBITDA                               $  343,256       $  224,560
------------------------------------------------------------------
Operating Profit                     $  207,489       $  125,597
------------------------------------------------------------------

    Operating profit of the Newspaper Group, adjusted for special factors, in 1994 was $207.5 million compared with $162.1 million in 1993. Revenues increased to $2.01 billion in 1994 from $1.56 billion in the prior year. The improvements in 1994 revenues and operating profit were due to a combination of higher advertising and circulation rates, increased advertising volume, and the inclusion of the operations of The Globe for an entire year. The Group was affected by higher newsprint prices in the fourth quarter of 1994, as a result of increased demand for newsprint in the market. These prices increased in 1995.

    Average circulation for 1994 throughout the Newspaper Group was adversely affected by newsstand and home delivery price increases. Average circulation on a comparable basis for the year was as follows:

                                   Weekday              Sunday
------------------------------------------------------------------
(Copies in thousands)      1994   % Change       1994   % Change
------------------------------------------------------------------
AVERAGE CIRCULATION
The New York Times      1,142.8       -3.1    1,743.9       -2.1
The Boston Globe          504.5          -      804.8       -1.2
Regional Newspapers       843.5       -0.9      851.4       -0.3

    Advertising volume on a comparable basis for the year was as follows:

------------------------------------------------------------------
(Inches in thousands)                            1994   % Change
------------------------------------------------------------------
ADVERTISING VOLUME (EXCLUDING PREPRINTS)
The New York Times                            3,733.6       +3.5
The Boston Globe                              2,884.2       +5.3
Regional Newspapers                          17,086.8       +4.3
------------------------------------------------------------------

    Advertising volume at The Times increased 3.5 percent. National, classified and zoned advertising categories experienced increases of 2.1 percent, 4.1 percent and 8.3 percent, respectively. However, retail advertising decreased by
1.1 percent.

    At The Globe, advertising volume for the year 1994 increased 5.3 percent over 1993. Advertising increased in all categories, especially classified which was up 8.6 percent over 1993.

--------------------------------------------------------------------------------


    At the 28 regional newspapers that were in the Group for the entire 1994 and 1993 periods (two weekly newspapers were sold at the end of 1993), advertising volume increased 4.3 percent. Advertising increased in all categories over 1993.

MAGAZINE GROUP:

(Dollars in thousands)                     1994             1993
------------------------------------------------------------------
REVENUES
Sports/Leisure Magazines               $144,777         $146,306
Non-Compete                               4,167                -
1994 Divested Magazines                 131,117         $248,157
------------------------------------------------------------------
Total Revenues                         $280,061         $394,463
------------------------------------------------------------------
EBITDA
Sports/Leisure Magazines               $ 21,611         $ 26,364
1994 Divested Magazines                   1,019            4,582
------------------------------------------------------------------
Total EBITDA                           $ 22,630         $ 30,946
------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Sports/Leisure Magazines               $ 19,439         $ 22,780
Non-Compete                               4,167                -
1994 Divested Magazines                  (4,402)         (10,450)
------------------------------------------------------------------
Total Operating Profit                 $ 19,204         $ 12,330
------------------------------------------------------------------

    Operating profit for the Magazine Group was $19.2 million in 1994, compared with $12.3 million in 1993, on revenues of $280.1 million and $394.5 million, respectively. The decrease in revenues for the year was primarily due to the lack of revenues attributable to the Women's Magazines Division and the U.K. golf publications, which were sold in the third quarter of 1994.

     In connection with the sale of the Women's Magazines Division, the Company entered into a four-year non-compete agreement for which it received $40.0 million. This amount is being recognized as income, on a straight-line basis, over a four- year period commencing with the closing of the sale on July 26, 1994. The 1994 revenues for the Group included $4.2 million relating to this agreement.

    Excluding the 1993 and 1994 operations of the Women's Magazines Division, the U.K. golf publications and the non-compete income arising from the Women's sale in 1994, both the revenues and the operating profit of the Sports/Leisure Magazines for 1994 were down from the comparable period in 1993. This was due primarily to softness in advertising at Golf Digest and Tennis magazines and higher subscription promotion costs.

    Advertising pages as reported to Publisher's Information Bureau for Golf Digest decreased 2 percent from 1993 to 1,321 pages and for Tennis increased 4 percent from 1993 to 823 pages.

BROADCASTING GROUP:

(Dollars in thousands)                     1994             1993
------------------------------------------------------------------
Revenues                                $71,318          $61,910
------------------------------------------------------------------
EBITDA                                  $23,739          $18,863
------------------------------------------------------------------
Operating Profit                        $13,626          $ 8,138
------------------------------------------------------------------

    The Broadcasting Group's operating profit was $13.6 million in 1994, compared with $8.1 million in 1993 on revenues of $71.3 million and $61.9 million, respectively. Higher national and local advertising revenues at the television stations accounted for the improved operating results.

FOREST PRODUCTS GROUP: Equity in operations of the Forest Products Group (an after-tax amount) was $3.3 million in 1994, compared with a loss of $4.9 million in 1993, when adjusted for the Gaspesia write-down. The 1994 improvements resulted from the Company no longer needing to record its share of operating losses for Gaspesia as a result of the 1993 write-down. In addition, higher sales prices improved the Group's operating results during the second half of the year and this favorable trend continued into 1995.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
    Net cash provided by operating activities in 1995 of $295.2 million and the incremental proceeds from the debt offering (see below) were used primarily to modernize facilities and equipment, to fund acquisitions, to pay dividends to stockholders and to repurchase shares of the Company's Class A Common Stock. The ratio of current assets to current liabilities was .89 at December 31, 1995, compared with .91 at December 31, 1994, and long-term debt and capital lease obligations as a percentage of total capitalization was 28 percent at December 31, 1995, compared with 25 percent at December 31, 1994.

FINANCING: In March 1995, the Company completed a public offering of $400.0 million of unsecured notes and debentures. The offering consisted of ten-year notes aggregating $250.0 million maturing March 15, 2005 at an annual rate of 7.625% (the "Notes") and 30-year debentures aggregating $150.0 million maturing March 15, 2025 at an annual rate of 8.25% (the "Debentures"), (collectively referred to herein as the "Offering").

The Debentures are callable after ten years. Interest is payable semi-annually on March 15 and September 15 on both the Notes and the Debentures.

    The net proceeds from the Offering were used to repay the principal balance of the $162.3 million 11.85% Notes due March 31, 1995, $50.0 million of 9.34% Notes due July 15, 1995 and indebtedness outstanding under the Company's commercial paper program. The remaining net proceeds were used for general corporate purposes. Accordingly, at December 31, 1994, the 11.85% Notes due March 31, 1995, the 9.34% Notes due July 15, 1995 and the amounts outstanding under the Company's commercial paper facility were classified as long-term debt as they were expected to be refinanced on a long-term basis under the Offering.

     The Company has established a $200.0 million commercial paper program, which is supported by the Company's revolving credit and term loan agreements. Borrowings are in the form of

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONCLUDED)
-------------------------------------------------------------------------------

unsecured notes sold at a discount with maturities ranging up to 270 days. There were no borrowings outstanding under the commercial paper program at December 31, 1995.

     In addition to the commercial paper program, the Company has several established sources for future liquidity purposes, including several revolving credit and term loan agreements. At December 31, 1995, $170.0 million was available for borrowing by the Company under these agreements.

     In connection with the divestiture of a jointly-owned affiliate, Spruce Falls Power and Paper Company Limited, the Company has fulfilled its commitment to lend $26.5 million in 1994 to the new owners of the mill. Under the terms of the loan, the five-year repayment period is not scheduled to commence until December 1997. The Company expects the former affiliate to fulfill its contractual obligation as stipulated in the loan agreement.

    At December 31, 1995, approximately $17.5 million remains from charges associated with staff reductions. The remaining cash outflows associated with these charges are expected to occur over the next three years as a result of the timing of certain union pension and welfare fund contributions. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund these charges through internally-generated funds.

STOCK REPURCHASE PROGRAM: During the first quarter of 1995, the Company spent the remainder of the $100.0 million authorized pursuant to a stock repurchase program announced in October 1994. In February 1995, the Board of Directors authorized expenditures of up to an additional $50.0 million. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued.

     In 1995, $46.3 million was expended under the two programs to repurchase approximately 2.1 million shares. To date, approximately $18.0 million remains from the 1995 authorization.

CAPITAL EXPENDITURES: In July 1994, the Company's Board of Directors approved the construction of a new production and distribution facility in College Point, New York, for the production of The Times. The Company estimates that the cost of the new facility will be approximately $315.0 million, exclusive of capitalized interest currently projected to be $35.0 million. Construction began in August 1994 and completion is expected in the middle of 1997. While the new facility will replace The Times's Manhattan production and distribution facility, business and news operations will remain at the Manhattan building. No write-down is anticipated as a result of the discontinuance of production at the Manhattan facility.

     The Company currently estimates that, inclusive of the College Point facility, capital expenditures for 1996 will range from $275.0 million to $325.0 million.

     The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover planned capital expenditures, dividend payments to stockholders and other cash requirements.

NEW ACCOUNTING PRONOUNCEMENTS: In March 1995, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets ("SFAS 121"). SFAS 121 will require a review for impairment of long-lived assets and certain identifiable intangible assets to be held and used, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for the Company's 1996 financial statements. The Company does not believe operating results will be materially affected upon the adoption of SFAS 121.

    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). This statement is effective for the Company's 1996 financial statements. SFAS 123 encourages companies to account for stock compensation awards based on their fair value at the date they are granted. The resulting compensation cost would be shown as an expense on the income statement. Companies choosing not to apply the new accounting method are permitted to continue following current accounting requirements, however, they will be required to disclose in the notes to the financial statements the effect on net income and earnings per share had the new accounting method been applied. The Company anticipates that it will continue to apply current accounting requirements upon adoption of this standard.


CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------------

Dollars and shares in thousands except per share data
                                                          Year Ended December 31

                                                     1995          1994          1993
---------------------------------------------------------------------------------------
REVENUES
Advertising                                     $ 1,672,598   $ 1,656,999   $ 1,399,042
Circulation                                         551,985       545,854       473,971
Other                                               184,820       154,710       146,641
---------------------------------------------------------------------------------------
Total                                             2,409,403     2,357,563     2,019,654
---------------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs
  Raw materials                                     368,152       304,360       280,531
  Wages and benefits                                537,159       529,701       437,528
  Other                                             399,107       428,663       418,554
---------------------------------------------------------------------------------------
Total                                             1,304,418     1,262,724     1,136,613
Selling, general and
  administrative expenses                           876,405       883,597       756,460
---------------------------------------------------------------------------------------
Total                                             2,180,823     2,146,321     1,893,073
---------------------------------------------------------------------------------------
OPERATING PROFIT                                    228,580       211,242       126,581
Interest expense, net of interest income             25,230        28,162        25,375
Net gain on dispositions                             11,291       200,873            --
---------------------------------------------------------------------------------------
Income before income taxes and equity
  in operations of forest products group            214,641       383,953       101,206
Income taxes                                         92,832       173,868        43,231

---------------------------------------------------------------------------------------
Income before equity in operations
  of forest products group                          121,809       210,085        57,975
Equity in operations of forest products group        14,051         3,264       (51,852)
---------------------------------------------------------------------------------------
NET INCOME                                      $   135,860   $   213,349   $     6,123
---------------------------------------------------------------------------------------
Average number of common shares outstanding          96,854       104,070        84,459
---------------------------------------------------------------------------------------
Per share of common stock
  Net income                                    $      1.40   $      2.05   $       .07
  Dividends                                             .56           .56           .56
---------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                              December 31
                                                           1995           1994
--------------------------------------------------------------------------------
ASSETS                                                      Dollars in thousands
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments
  (at cost which approximates market:
  1995, $56,891,000; 1994, $14,255,000)                 $   91,442   $   41,419
Accounts receivable (net of allowances:
  1995, $25,865,000; 1994, $28,157,000)                    277,974      247,750
Inventories                                                 42,844       30,545
Deferred subscription costs                                 10,333       10,659
Other current assets                                        40,042       81,401
--------------------------------------------------------------------------------
Total current assets                                       462,635      411,774
--------------------------------------------------------------------------------
INVESTMENT IN FOREST PRODUCTS GROUP                        101,969       85,433
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT (at cost)
Land                                                        65,188       62,945
Buildings, building equipment and improvements             649,131      629,152
Equipment                                                  956,890      908,630
Construction and equipment installations in progress       345,721      218,041
--------------------------------------------------------------------------------
Total                                                    2,016,930    1,818,768
Less accumulated depreciation                              740,864      660,017
--------------------------------------------------------------------------------
Total property, plant and equipment - net                1,276,066    1,158,751
--------------------------------------------------------------------------------
INTANGIBLE ASSETS ACQUIRED
Costs in excess of net assets acquired                   1,383,687    1,391,250
Other intangible assets acquired                           218,646      160,747
--------------------------------------------------------------------------------
Total                                                    1,602,333    1,551,997
Less accumulated amortization                              207,489      172,531
--------------------------------------------------------------------------------
Total intangible assets acquired - net                   1,394,844    1,379,466
--------------------------------------------------------------------------------
MISCELLANEOUS ASSETS                                       141,216      102,207
--------------------------------------------------------------------------------
Total                                                   $3,376,730   $3,137,631
--------------------------------------------------------------------------------

See notes to consolidated financial statements.


----------------------------------------------------------------------------------------------------------------------

                                                                                                    December 31
                                                                                              1995                 1994
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                           Dollars in thousands
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable                                                                             $   156,722    $   121,504
Accrued payroll                                                                                   74,560         67,012
Accrued expenses                                                                                 200,576        182,338
Unexpired subscriptions                                                                           81,919         77,697
Current portion of capital lease obligations                                                       3,139          2,681
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        516,916        451,232
-----------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES
Long-term debt                                                                                   589,193        473,530
Capital lease obligations                                                                         48,680         49,666
Deferred income taxes                                                                            168,715        176,588
Other                                                                                            441,124        441,323
-----------------------------------------------------------------------------------------------------------------------
Total other liabilities                                                                        1,247,712      1,141,107
-----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
5 1/2 percent cumulative prior preference stock of $100 par value - authorized
  110,000 shares; outstanding: 1995 and 1994, 17,530 shares                                        1,753          1,753
Serial preferred stock of $1 par value - authorized 200,000 shares - none issued                      --             --
Common stock of $.10 par value
Class A - authorized 200,000,000 shares; issued: 1995, 108,950,897 shares;
  1994, 108,052,347 shares (including treasury shares: 1995, 11,775,295; 1994, 10,242,381)        10,895         10,805
Class B, convertible - authorized 600,000 shares; issued: 1995, 568,919 shares;
  1994, 570,121 (including treasury shares: 1995 and 1994, 139,943)                                   57             57
Additional capital                                                                               618,570        597,860
Earnings reinvested in the business                                                            1,262,022      1,179,715
Common stock held in treasury, at cost                                                          (281,195)      (244,898)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     1,612,102      1,545,292
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                        $ 3,376,730    $ 3,137,631
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------------------

Dollars in thousands                                                                    Year Ended December 31
                                                                                     1995         1994           1993
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED (USED):

OPERATING ACTIVITIES
Net income                                                                         $ 135,860    $ 213,349    $   6,123
Adjustments to reconcile net income to net cash provided
 by operating activities
  Depreciation                                                                       102,271      104,624       89,274
  Amortization - net                                                                  36,663       45,466       39,558
  Equity in operations of forest products group - net                                (20,064)      (3,240)      52,311
  Cash distributions and dividends from forest products group                          4,330        8,224           --
  Net gain on dispositions                                                           (11,291)    (200,873)          --
  Proceeds from non-compete agreement                                                    --       40,000           --
  Deferred income taxes                                                              (9,225)     (33,732)     (37,901)
  Increase in receivables - net                                                      (32,762)     (18,573)     (21,636)
  (Increase) Decrease in inventories                                                 (12,723)      (4,035)      10,799
  Decrease (Increase) in deferred subscription costs and other current assets         51,939      (17,820)       4,749
  Increase (Decrease) in accounts payable                                             28,200       17,481      (41,429)
  Increase (Decrease) in accrued payroll and accrued expenses                         45,275       (6,359)      64,823
  Increase in unexpired subscriptions                                                  4,832       18,027       11,196
  Other - net                                                                        (28,140)      19,046       15,491
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            295,165      181,585      193,358
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Net proceeds from sale of BPI Communications, L.P.                                        --       55,367           --
Net proceeds from dispositions                                                        27,536      243,776           --
Businesses acquired, net of cash acquired                                            (71,214)          --     (134,384)
Additions to property, plant and equipment                                          (200,688)    (186,203)     (75,738)
Purchases of marketable securities                                                   (39,370)     (88,358)     (65,077)
Proceeds from sales of marketable securities                                          39,370       88,358       65,077
Other investing proceeds                                                               8,610        7,725          944
Other investing payments                                                             (17,873)      (8,505)     (16,986)
----------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                 (253,629)     112,160     (226,164)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Short-term borrowing - net                                                                --       (1,935)      62,340
Long-term obligations
  Increase                                                                           400,000           --      200,000
  Reduction                                                                         (278,244)      (5,113)      (5,510)
Capital shares
  Issuance                                                                             1,908        2,577        1,829
  Repurchase                                                                         (49,987)    (232,815)    (255,222)
Dividends paid to stockholders                                                       (54,291)     (58,287)     (47,076)
Other financing (payments) proceeds                                                  (10,899)       1,189           --
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                    8,487     (294,384)     (43,639)
----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in Cash and short-term investments                            50,023         (639)     (76,445)
Cash and short-term investments at the beginning of the year                          41,419       42,058      118,503
----------------------------------------------------------------------------------------------------------------------

Cash and short-term investments at the end of the year                             $  91,442    $  41,419    $  42,058
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements and supplemental disclosures to consolidated statements of cash flows.

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------

Dollars in thousands                                         Year Ended December 31
                                                     1995           1994            1993
------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING TRANSACTIONS

Capital lease assets and obligations incurred    $    2,495    $     5,990     $       338
                                                 ==========    ===========     ===========


Businesses acquired
  Fair value of assets acquired                      72,610                     1,257,029
  Liabilities assumed                                (1,396)                     (229,000)
  Liabilities incurred, net of payments                  --                       (18,744)
  Common stock issued                                    --                      (874,901)
                                                 ----------                    -----------
  Net cash paid                                  $   71,214                    $   134,384
                                                 ==========                    ===========

  Issuance of common shares                      $   20,569    $    21,723     $    18,188
                                                 ==========    ===========     ===========


CASH FLOW INFORMATION


Cash payments during the year for


  Interest (net of amount capitalized)           $   29,277    $    36,320     $    26,861
                                                 ==========    ===========     ===========


  Income taxes                                   $   86,851    $   220,973     $    55,327
                                                 ==========    ===========     ===========

  ----------------------------------------------------------------------------------------


For 1994, the increase in income taxes paid (and corresponding decrease in net cash provided by operating activities) is in large part due to an increase in estimated income tax payments of approximately $113,500,000 related to the net gain on dispositions in 1994. Under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," all income tax payments are included in determining net cash flow from operating activities, but the net cash proceeds received from the dispositions are reported as an investing cash inflow.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
except per share data                                         Capital Stock
                                                    --------------------------------------                                Common
                                                       5 1/2 %      Class A      Class B                   Earnings        Stock
                                                    Preference       Common       Common                 Reinvested      Held in
                                                    -------------------------------------- Additional        in the    Treasury,
                                                                                              Capital      Business      at cost
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1993                                $1,784       $8,805          $57     $164,928    $1,065,347    $(239,507)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                    6,123
----------------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                                         (98)
Dividends, common - $.56 per share                                                                          (47,003)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
The Globe acquisition - 36,397,313 Class A shares                     1,940                   432,624                    440,337
Retirement units, etc. - 10,877 Class A shares
  from treasury                                                                                   123                        339
Employee stock purchase plan - 819,166
  Class A shares                                                                               (2,612)                    20,329
Stock options - 185,611 Class A shares                                   23                     4,695                       (934)
Stock conversions - 180 shares                                            -            -
----------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock: 10,260,900 Class A shares                                                                    (255,222)
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                                 (1,411)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1993                               1,784       10,768           57      599,758     1,022,958      (34,658)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                  213,349
----------------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                                         (97)
Dividends, common - $.56 per share                                                                          (58,190)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. - 10,889 Class A shares
  from treasury                                                                                  (128)                       271
Employee stock purchase plan - 1,191,323
  Class A shares                                                          2                    (7,237)                    29,119
Stock options - 223,700 Class A shares                                   35                     6,928                     (3,385)
Stock conversions - 1,503 shares                                          -            -
----------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock:
  10,043,900 Class A shares                                                                                             (236,245)
  307   5 1/2 percent preference shares                    (31)                                    10
Proceeds from the sale of put options                                                           1,189
Equity put option obligations                                                                  (2,660)
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                                  1,695
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                               1,753       10,805           57      597,860     1,179,715     (244,898)
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                                  135,860
----------------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                                         (96)
Dividends, common - $.56 per share                                                                          (54,195)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. - 21,421 Class A shares
  from treasury                                                                                  (308)                       533
Employee stock purchase plan - 1,100,348
   Class A shares                                                         1                    (4,852)                    26,023
Stock options - 297,569 Class A shares                                   89                    22,925                    (16,317)
Stock conversions - 1,202 shares
----------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock: 2,054,904 Class A shares                                                                      (46,536)
Proceeds from the sale of put options                                                             285
Fulfilled equity put option obligations                                                         2,660
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                                    738
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                              $1,753      $10,895          $57     $618,570    $1,262,022    $(281,195)
----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. The New York Times Company and all subsidiaries (the "Company"), is engaged in diversified activities in the communications field. The Company's principal businesses are newspapers, magazines and broadcasting. The Company also has equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership. The Company's major source of revenue is advertising from its newspaper business. The newspapers operate in the Northeast, Southeast and California markets.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company after elimination of intercompany items.

FISCAL YEAR. The Company changed its fiscal year-end to the last Sunday in December, beginning with the fiscal year ending December 29, 1996.

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

INTANGIBLE ASSETS ACQUIRED. Costs in excess of net assets acquired consist of excess costs of businesses acquired over values assigned to their net tangible assets and other intangible assets. The Company evaluates periodically whether there has been a permanent impairment in any of its intangible assets, inclusive of goodwill. The major factors which are considered in such valuation include the cash flow and any contemplated long-term strategies which might affect the viability of such business. The excess costs which arose from acquisitions after October 31, 1970 are being amortized by the straight-line method principally over 40 years. The remaining portion of such excess, which arose from acquisitions before November 1, 1970 (approximately $13,000,000), is not being amortized since in the opinion of management there has been no diminution in value. Other intangible assets acquired consist principally of advertiser and subscriber relationships which are being amortized over the remaining lives, ranging from 5 to 40 years. The general policy of 5 to 40 years relates to all intangible assets with the life of 5 years used for various software licenses and lives of 40 years used for mastheads on various acquired properties.

SUBSCRIPTION REVENUES AND COSTS. Proceeds from subscriptions and related costs, principally agency commissions, are deferred at the time of sale and are included in the Consolidated Statements of Income on a pro rata basis over the terms of the subscriptions.

FOREIGN CURRENCY TRANSLATION. The assets and liabilities of foreign companies are translated at the year-end exchange rates. Results of operations are translated at the average rates of exchange in effect during the year. The resultant translation adjustment is included as a component of stockholders' equity.

EARNINGS PER SHARE. Earnings per share is computed after preference dividends and is based on the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. The effect of shares issuable under the Company's Incentive Plans (see Note 11), including stock options, is not material and therefore is excluded from the computation.

CASH AND SHORT-TERM INVESTMENTS. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company has overdraft positions at certain banks as a result of outstanding checks, which have been reclassified to accounts payable.

DERIVATIVES. The Company had interest rate swap agreements with major financial institutions that were used to manage exposure to fluctuations in interest rates. The Company was exposed to credit losses in the event of nonperformance by the counterparties to its interest rate swap agreements. As of December 31, 1995, the Company did not have any derivative financial instruments.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets ("SFAS 121"). SFAS 121 will require a review for impairment of long-lived assets and certain identifiable intangible assets to be held and used, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for the Company's 1996 financial statements. The Company does not believe operating results will be materially affected upon the adoption of SFAS 121.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). This statement is effective for the Company's 1996 financial statements. SFAS 123 encourages companies to account for stock compensation awards based on their fair value at the date they are granted. The resulting compensation cost would be shown as an expense on the income statement. Companies choosing not to apply the new accounting method are permitted to continue following current accounting requirements, however, they will be required to disclose in the notes to the financial statements the effect on net income and earnings per share had the new accounting method been applied. The Company anticipates that it will continue to apply current accounting requirements upon adoption of this standard.

--------------------------------------------------------------------------------
2.    ACQUISITIONS/DIVESTITURES


In June 1995, the Company acquired WTKR-TV in Norfolk, Virginia. The acquisition was accounted for as a purchase. The aggregate net cost of the acquisition was $71,214,000 which was paid in cash. The purchase resulted in increases in other intangible assets of approximately $57,705,000 (which consist of a network affiliation agreement, FCC licenses and other intangible assets); property, plant and equipment of $13,841,000, and other assets of $1,064,000. Net liabilities assumed as a result of the transaction totaled approximately $1,396,000. This acquisition will not have a material impact on the future operations of the Company.

    In the third quarter of 1995, the Company completed the sales of six small regional newspapers: The Daily Commercial (Leesburg, FL); The Daily Corinthian (Corinth, MS), The Messenger (Madisonville, KY), The Lenoir News-Topic (Lenoir,
NC), The State Gazette (Dyersburg, TN) and The Banner-Independent (Booneville,
MS). The sales resulted in a net pre-tax gain of approximately $11,300,000 ($5,000,000 after taxes, or $.05 per share). In May 1995, the Company sold The York County Coast Star (Kennebunk, ME). The sale did not have a material effect on the Company's consolidated financial statements. These dispositions will not have a material impact on the future operations of the Company.

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

    The divestitures of the Women's Magazines Division, U.K. golf publications and the minority interest in Gaspesia resulted in a net pre-tax gain of $200.9 million ($103.3 million after taxes or $.99 per share).

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

    Pro forma operating results for the year ended December 31, 1993, had The Globe transaction occurred at the beginning of that period are as follows: revenues of $2,335,985,000; net income of $1,178,000; and net income per share of $.01.

     Pro forma operating results for the year ended December 31, 1994, had the magazines sales occurred as of January 1, 1994 were as follows: revenues of $2,231,942,000; net income of $115,518,000; and net income per share of $1.11.

    Pro forma operating results for the year ended December 31, 1993, had the magazine sales and The Globe transaction occurred at the beginning of that period were as follows: revenues of $2,097,828,000; net income of $14,009,000; and net income per share of $.13.

    The above pro forma results are not necessarily indicative of the combined results that would have occurred had the sales and the merger taken place as of the beginning of the periods provided, nor necessarily indicative of results that may be achieved in the future. The gain on the sales is not included in the above pro forma operating results.

    In February 1994, the sale of BPI Communications, L.P., a partnership in which the Company acquired a one-third interest through the 1993 acquisition of The Globe, was completed. The Company received approximately $55,000,000 in 1994 from the sale. For financial reporting purposes, no gain or loss was recognized on the sale.

    On December 31, 1993, the Company sold two weekly newspapers and recognized a pre-tax gain of $2,600,000, or $.02 per share, on the transaction.

    In connection with the divestiture of a newsprint mill in 1991, the Company made a loan commitment of up to $26,500,000 to the new owners of the mill. At December 31, 1994, the commitment was fully funded. Interest on the outstanding balance is payable quarterly at annual rates ranging from 4 to 10 percent. Commencing in December 1997, the borrowings outstanding at December 1996 are payable annually over a five-year period in 20 percent increments. The Company expects the obligation to be satisfied as stipulated in the loan commitment.

--------------------------------------------------------------------------------
3.    INVESTMENT IN FOREST PRODUCTS GROUP


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

     Loans to Madison by the 80 percent-owned subsidiary of the Company totaled $1,882,000, $1,523,000, and $1,279,000 in 1995, 1994 and 1993, respectively. No contributions were made to Madison in 1995, 1994 or 1993.

    The Company received distributions from Malbaie of $4,330,000 and $8,224,000 in 1995 and 1994, respectively. No distributions were received from Malbaie in 1993. The Company's share of undistributed earnings of Malbaie aggregated approximately $9,200,000 and $4,882,000 at December 31, 1995 and 1994,
respectively.

     No loans or contributions were made to Malbaie in 1995, 1994 or 1993.

     Condensed combined balance sheets of the Forest Products Group are as follows:
------------------------------------------------------------------
Condensed Combined Balance Sheets
of Forest Products Group
Dollars in thousands
------------------------------------------------------------------
December 31                                 1995            1994
------------------------------------------------------------------
Current assets                         $  94,934       $  66,280
Less current liabilities                  88,129          33,027
------------------------------------------------------------------
Working capital                            6,805          33,253
Fixed assets, net                        234,240         236,961
Long-term debt                              (771)        (62,355)
Deferred income taxes and other         (106,667)       (103,756)
------------------------------------------------------------------
Net assets                             $ 133,607       $ 104,103
------------------------------------------------------------------


    The current portion of debt of the Forest Products Group of $46,678,000 is included in current liabilities. At December 31, 1995, long-term debt of the Forest Products Group matures as follows: 1997, $526,000; 1998, $152,000; and 1999, $93,000. The Forest Products Group's debt is not guaranteed by the Company.

    Condensed combined statements of operations of the Forest Products Group, which exclude the operations of Gaspesia subsequent to the write-down at December 31, 1993, are as follows:

-------------------------------------------------------------------
Condensed Combined Statements of Operations
of Forest Products Group
Dollars in thousands
-------------------------------------------------------------------
Year Ended December 31               1995        1994        1993
-------------------------------------------------------------------
Net sales and other income      $ 268,377   $ 189,805   $ 254,324
Costs and expenses                216,342     180,860     269,845
-------------------------------------------------------------------
Income (Loss) before taxes         52,035       8,945     (15,521)
Income tax expense (benefit)        7,969       1,136      (2,700)
-------------------------------------------------------------------
Net income (loss)               $  44,066   $   7,809   $ (12,821)
-------------------------------------------------------------------

    The condensed combined financial information of the Forest Products Group excludes the income tax effects attributable to Madison. Such tax effects (see
Note 6) have been included in the Company's consolidated financial statements.

    Adjustments from translating certain balance sheet accounts, principally of the Canadian newsprint companies, for each of the three years in the period ended December 31, 1995, are set forth in the Consolidated Statements of Stockholders' Equity.

    The cumulative translation adjustment (included in earnings reinvested in the business) decreased stockholders' equity by $195,000 and $933,000 at December 31, 1995 and 1994, respectively. Upon the disposition of Gaspesia in 1994, stockholders' equity was increased by $3,000,000, net of tax, to reflect the cumulative translation adjustment related to Gaspesia.

    During 1995, 1994 and 1993, the Company's Newspaper Group purchased newsprint and supercalendered paper from the Forest Products Group (including Gaspesia through the disposal date) at competitive prices. Such purchases aggregated approximately $59,000,000, $107,000,000 and $102,000,000, respectively.

-------------------------------------------------------------------------------

4.    INVENTORIES


Inventories as shown in the accompanying Consolidated Balance Sheets are composed of the following:

-----------------------------------------------------------------
Dollars in thousands
-----------------------------------------------------------------
December 31                                  1995          1994
-----------------------------------------------------------------
Newsprint and magazine paper              $36,965       $24,783
Work-in-process, etc.                       5,879         5,762
-----------------------------------------------------------------
Total                                     $42,844       $30,545
-----------------------------------------------------------------

Utilization of the LIFO method reduced inventories as calculated on the FIFO method by approximately $11,731,000 and $2,694,000 at December 31, 1995 and 1994, respectively.

--------------------------------------------------------------------------------
5.    VOLUNTARY STAFF REDUCTIONS AND UNION NEGOTIATIONS

    In 1995 the Company recorded pre-tax charges of approximately $10,100,000, or $.06 per share, for work force reductions at The Times, The Globe and corporate headquarters. In 1993 the Company recorded pre-tax charges of $35,400,000, or $.23 per share, for severance and related costs resulting from anticipated white-collar staff reductions (approximately $30,000,000) and voluntary early retirements from the composing room (approximately $5,400,000) at The Times.

    At December 31, 1995 and 1994, approximately $17,472,000 and $22,563,000, respectively, are included in accrued expenses in the accompanying Consolidated Balance Sheets, which represents the unpaid balance of the pre-tax charges. The Company has committed the remaining funds. The remaining cash flows associated with these charges are expected to be paid over the next three years due to the timing of certain union pension and welfare fund contributions.

--------------------------------------------------------------------------------

6.    INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109").

    Income tax expense as shown in the Consolidated Statements of Operations is composed of the following:

-------------------------------------------------------------------
Dollars in thousands                    1995      1994       1993
-------------------------------------------------------------------
Current tax expense
  Federal                           $105,999  $159,779    $60,178
  State, local, foreign                1,970    49,651     17,612
-------------------------------------------------------------------
                                     107,969   209,430     77,790
-------------------------------------------------------------------
Deferred tax expense
  Federal                            (22,483)  (20,955)   (26,982)
  State, local, foreign               12,493   (13,088)    (8,919)
-------------------------------------------------------------------
                                      (9,990)  (34,043)   (35,901)
-------------------------------------------------------------------
Income tax expense from
  continuing operations               97,979   175,387     41,889
Less income tax expense (benefit)
  related to equity in operations      5,147     1,519     (1,342)
-------------------------------------------------------------------
Income tax expense                  $ 92,832  $173,868    $43,231
-------------------------------------------------------------------

    Tax expense in 1995 was reduced by $10,986,000 as a result of a favorable state tax ruling and federal, state and local tax refunds. A further reduction of $4,339,000 ($6,676,000 before federal tax effect) in 1995 tax expense relates to a reduction in the valuation allowance attributable to state and local capital and net operating loss tax benefits. The remaining decrease in the valuation reserve is due principally to the expiration of net operating loss tax benefits and does not affect income tax expense.
    Tax expense in 1994 was reduced by approximately $10,000,000 and $3,000,000, respectively, relating to a decrease in valuation allowance and recognition of federal capital loss tax benefits. The decrease in valuation allowance is associated with federal capital loss tax benefits. An increase in valuation allowance associated with state and local capital loss carryforward tax benefits added approximately $688,000 (net of federal tax benefit) to 1994 tax expense.
    Tax expense in 1993 was reduced by $6,317,000. The reduction was due to a decrease in the valuation allowance of $4,390,000 related to federal capital loss carryforwards, and benefits associated with state and local operating loss carryforwards net of federal tax effect. Adjustment of the Company's deferred tax balances for the one percent rate increase provided in the Tax Reform Act of 1993 added $4,359,000 to deferred tax expense, inclusive of $600,000 of expense reported in equity in operations of the Forest Products Group.
    In accordance with the provisions of SFAS 109, approximately $1,600,000 of additional reduction in valuation allowance, which was established against acquired deferred tax assets, was recorded as a reduction of goodwill in 1993. No such amounts affected 1995 or 1994 tax expense.
     Income tax benefits credited directly to stockholders' equity totaled $837,000, $2,434,000 and $3,595,000 during 1995, 1994 and 1993, respectively.
     Foreign taxes included in income tax expense in 1994 of $4,979,000 were principally attributable to the disposition of the Company's U.K. golf publications. Foreign taxes included in income tax expense in 1995 and 1993 were not significant.
    Equity in operations of the Forest Products Group (see Note 3) includes the income tax effects of the Company's interest in Madison and its equity in the operations of the Canadian newsprint companies. Of such amounts, tax expense of $850,000 in 1995, and tax benefits of $117,000 in 1994 and $585,000 in 1993 are applicable to the Canadian newsprint companies. Deferred taxes attributable to the Company's interest in Madison were an expense of $273,000 in 1995, a benefit of $(39,000) in 1994, and expense of $1,562,000 in 1993. These deferred taxes result principally from differences between depreciation used for financial reporting and that used for tax reporting. The Company's consolidated federal income tax returns include the income tax effects of its interest in Madison.

    The reasons for the variance between the effective tax rate on income before income taxes and equity in operations of the Forest Products Group and the federal statutory rate (exclusive of the net gain on dispositions in 1995 and 1994) are as follows:



---------------------------------------------------------------------------------------------------
Year Ended December 31                     1995                     1994                      1993
---------------------------------------------------------------------------------------------------
                                                 % of                  % of                  % of
Dollars in thousands                  Amount   Pretax       Amount   Pretax        Amount  Pretax
---------------------------------------------------------------------------------------------------

Tax at federal statutory rate        $71,173     35.0%    $ 64,078     35.0%      $35,422    35.0%
Increase (decrease) resulting from
  State and local taxes - net          8,090      4.0        5,177      2.8         6,883     6.8
  Capital loss tax benefits                 -        -     (10,000)    (5.4)       (6,875)   (6.8)
  Amortization of nondeductible
    intangible assets acquired        11,061      5.4       11,139      6.1         5,602     5.5
  Change in enacted tax rate               -        -            -        -         3,759     3.7
  Other - net                         (3,826)    (1.9)       5,920      3.2        (1,560)   (1.5)
---------------------------------------------------------------------------------------------------
Subtotal                              86,498     42.5%      76,314     41.7%       43,231    42.7%
---------------------------------------------------------------------------------------------------
Dispositions                           6,334                97,554                      -
---------------------------------------------------------------------------------------------------
Income tax expense                   $92,832              $173,868                $43,231
---------------------------------------------------------------------------------------------------

Federal income taxes payable (refundable) totaled $8,725,000 and $(28,109,000) as of December 31, 1995 and 1994, respectively. Current income taxes payable are included in accrued expenses while refundable amounts are included in other current assets. The components of the net deferred tax liabilities recognized on the respective Consolidated Balance Sheets are as follows:

-----------------------------------------------------------------
Dollars in thousands
December 31                                1995            1994
-----------------------------------------------------------------
Deferred Tax Assets
  Intangible assets acquired            $  5,941        $ 10,425
  Accrued state and local taxes           17,033          14,996
  Postretirement and
    postemployment benefits               86,822          81,707
  Other accrued employee benefits
    and compensation                      93,777          89,569
  Allowance for doubtful
    accounts                              13,411          13,113
  Tax loss carryforwards                   8,571          20,260
  Deferred Income                         29,811          35,040
  Other                                   10,550           4,578
-----------------------------------------------------------------
Total deferred tax assets                265,916         269,688
Valuation allowance                      (10,724)        (19,774)
-----------------------------------------------------------------
Net deferred tax assets                 $255,192        $249,914
-----------------------------------------------------------------

-----------------------------------------------------------------
Dollars in thousands
December 31                                 1995            1994
-----------------------------------------------------------------
Deferred Tax Liabilities
  Property, plant and equipment         $134,613        $121,617
  Tax certificate                        113,238         125,664
  Nontaxable acquisition                 123,880         125,782
  Deferred subscription
    expenses                               8,013           8,627
  Safe harbor tax lease                   18,975          19,717
  Unremitted earnings                      1,238             833
  Investment in Forest Products
    Group                                 13,382          13,324
  Other                                    1,084           2,641
-----------------------------------------------------------------
Total deferred tax liabilities           414,423         418,205
-----------------------------------------------------------------
Net deferred tax assets                 (255,192)       (249,914)
-----------------------------------------------------------------
Net deferred tax liability               159,231         168,291
-----------------------------------------------------------------
Less amounts included in:
  Other current assets                   (10,559)         (9,296)
  Accrued expenses                         1,075             999
-----------------------------------------------------------------
Deferred income taxes                   $168,715        $176,588
-----------------------------------------------------------------

    At December 31, 1995, tax loss carryforwards include only state and local tax loss benefits. The benefits are primarily attributable to tax operating losses. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from 1 to 13 years. The remaining $8,571,000 of operating loss carryforwards will expire in years through 2008.

    In 1989, the Federal Communications Commission granted the Company a tax certificate in connection with the sale of its cable television system. This certificate permitted the Company to defer income taxes on the gain on the transaction and pay such taxes over a number of years. Under the provisions of the Internal Revenue Code, this is accomplished through a reduction in the tax bases of various assets which results in lower tax depreciation and amortization deductions in subsequent years. As a result, $10,994,000, $10,508,000, and $10,820,000 of income taxes that were deferred became currently payable in 1995, 1994 and 1993, respectively.

Federal income tax returns for all years through 1989 have been examined by the Internal Revenue Service and the respective tax years have been closed by statute. Examinations of the tax returns for the years 1990 through 1992 are in process. Management is of the opinion that any assessments resulting from these examinations will not have a material effect on the consolidated financial statements.

--------------------------------------------------------------------------------
7.       DEBT

Long-Term Debt consists of the following:

------------------------------------------------------------------
Dollars in thousands
------------------------------------------------------------------
December 31                                      1995       1994
------------------------------------------------------------------
5.50% to 5.77% Senior Notes due              $200,000   $200,000
   1998-2000 (a)
7.625% Notes due 2005, net of unamortized     244,041          -
  debt issuance costs of $5,959 in 1995;
  effective interest rate 7.996% (b)
8.25% Debentures due 2025 (due 2005 at        145,152          -
  option of Company), net of unamortized
  debt issuance costs of $4,848 in 1995;
  effective interest rate 8.553% (b)
11.85% Notes, discounted, due 1995 net of           -    161,789
  unamortized discount of $511 in 1994 (c)
9.34% Notes due 1995, including                     -     51,336
  unamortized premium of $1,336 in 1994;
  effective interest rate 4.25% (c)
Commercial Paper (d)                                -     60,405
------------------------------------------------------------------
Total Notes, Debentures and Other             589,193    473,530
------------------------------------------------------------------
Less: Current Portion                               -          -
------------------------------------------------------------------
Total Long-Term Debt                         $589,193   $473,530
------------------------------------------------------------------


    (a) In October 1993, the Company issued senior notes totaling $200,000,000 to an insurance company with interest payable semi-annually. Five-year notes totaling $100,000,000 were issued at an annual rate of 5.50 percent, and the remaining $100,000,000 were issued as six and one-half year notes at an annual rate of 5.77 percent.

    (b) In March 1995, the Company completed a public offering of $400,000,000 of unsecured notes and debentures. The offering consisted of ten-year notes aggregating $250,000,000 maturing March 15, 2005 at an annual rate of 7.625% (the "Notes") and 30-year debentures aggregating $150,000,000 maturing March 15, 2025 at an annual rate of 8.25% (the "Debentures"), (collectively referred to herein as the "Offering"). The Debentures are callable after ten years. Interest is payable semi-annually on March 15 and September 15 on both the Notes and Debentures.

    The net proceeds from the Offering were used to repay the principal balance of the $162,300,000 11.85% Notes due March 31, 1995, $50,000,000 of 9.34% Notes
due July 15, 1995 and indebtedness outstanding under the Company's commercial paper program. The remaining net proceeds were used for general corporate purposes. Accordingly, at December 31, 1994, the 11.85% Notes due March 31, 1995, the 9.34% Notes due July 15, 1995 and the amounts outstanding under the Company's commercial paper program were classified as long-term debt as they were refinanced on a long-term basis under the Offering.

    (c) In connection with the 1985 acquisition of certain newspapers, the Company issued 10-year notes with an aggregate stated value of $162,300,000 which were discounted at an annual interest rate of 11.85 percent for financial reporting purposes. Interest on certain of the notes was payable semi-annually.

    In connection with the 1993 acquisition of The Globe (see Note 2), the Company assumed $50,000,000 of 9.34 percent fixed-rate notes maturing July 1995, which had been valued for financial reporting purposes using a discount rate of
4.25 percent. Interest on the notes was payable semi-annually.

    (d) In December 1994, the Company established a $200,000,000 commercial paper program. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days. There were no borrowings outstanding under the commercial paper program at December 31, 1995. The $60,700,000 in aggregate face value of such notes outstanding at December 31, 1994 were issued at a weighted average annual interest rate of 6.06 percent. The outstanding commercial paper is supported by the Company's revolving credit and term loan agreements.

    Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of long-term debt, excluding the current portion, was $647,900,000 and $455,100,000 at December 31, 1995 and 1994,
respectively.

--------------------------------------------------------------------------------

    The Company has a $93,300,000 revolving credit and term loan agreement with a group of banks, which, as amended, terminates in October 1998. At such time, the outstanding borrowings would be payable semi-annually in equal installments over one year. At the Company's discretion, this facility may be converted into term loans at any time. The agreement provides for an annual commitment fee of
0.11 percent on the unused commitment.

    The Company also has a $46,700,000 revolving credit agreement with the same group of banks, which expires in October 1996. The agreement provides for an annual commitment fee of 0.06 percent on the unused commitment.
    The agreements permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate. Borrowings under these agreements may be prepaid without penalty.

    The Company has a $20,000,000 revolving credit and term loan agreement with a bank and its affiliate, which as amended, terminates in December 1999. At such time, the outstanding borrowings would be payable semi-annually in equal installments over one year. At the Company's discretion, this facility may be converted into term loans at any time. The agreement provides for an annual commitment fee of 0.09 percent on the unused commitment. The Company also has entered into a $10,000,000 revolving credit agreement with the same bank and its affiliate that expires November 1996, at which time, any outstanding borrowings would be payable. The agreement provides for an annual commitment fee of 0.06 percent on the unused commitment.

     The agreements permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificates of deposit rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate. Borrowings under these agreements may be prepaid without penalty.

     No borrowings under any of the above agreements were outstanding during 1995 and 1994.

    Certain of the agreements also include provisions which require, among other matters, specified levels of stockholders' equity. At December 31, 1995, approximately $862,000,000 of stockholders' equity was unrestricted.

     Short-term debt is comprised of the current portion of capital lease obligations. There were no outstanding notes payable at December 31, 1995 and 1994.

     The aggregate amount of maturities of long-term debt over the next five years are as follows: 1996, none; 1997, none; 1998, $100,000,000; 1999, none;
2000, $100,000,000; and $400,000,000 thereafter.

    Interest expense, net of capitalized interest and interest income, as shown in the accompanying Consolidated Statements of Income consists of the following:


-----------------------------------------------------------------
Dollars in thousands
-----------------------------------------------------------------
December 31,                      1995         1994        1993
-----------------------------------------------------------------
Interest expense              $ 48,751      $39,823     $30,900
Capitalized interest           (15,177)      (4,943)     (1,351)
Interest income                 (8,344)      (6,718)     (4,174)
-----------------------------------------------------------------
Net                           $ 25,230      $28,162     $25,375
-----------------------------------------------------------------


--------------------------------------------------------------------------------
8. LEASE COMMITMENTS

OPERATING LEASES:
Such lease commitments are primarily for office space and equipment. Certain office space leases provide for adjustments relating to changes in real estate taxes and other operating expenses.

    Rental expense amounted to $27,699,000 in 1995, $26,559,000 in 1994, and
$24,744,000 in 1993. The approximate minimum rental commitments under noncancelable leases (exclusive of minimum sublease rentals of $152,000) at December 31, 1995 were as follows: 1996, $17,454,000; 1997, $14,390,000; 1998,
$12,334,000; 1999, $9,919,000; 2000, $6,798,000 and $24,529,000 thereafter.

CAPITAL LEASES:
In 1993, the Company and the City of New York executed a long-term lease agreement and related agreements, under which the Company is leasing 31 acres of City-owned land in College Point, New York, on which The Times is building a state-of-the-art printing and distribution facility. Conditions stipulated under the lease were met in 1994 and, accordingly, a capital lease of $5,000,000 was recorded at such time. The lease will continue for 25 years after the start of construction with an option to ultimately purchase the property. Under the terms of the agreement, The Times would receive various tax and energy cost reductions.

     The Company also has a long-term lease for a building and site in Edison, New Jersey. The lease provides the Company with certain early cancellation rights, as well as renewal and purchase options. For financial reporting purposes, the lease has been classified as a capital lease; accordingly, an asset of approximately $57,000,000 (included in buildings, building equipment and improvements at December 31, 1995 and 1994) has been recorded.

    The following is a schedule of future minimum lease payments under all capitalized leases together with the present value of the net minimum lease payments as of December 31, 1995:

--------------------------------------------------------------------
Dollars in thousands
--------------------------------------------------------------------
Year Ended December 31                                      Amount
--------------------------------------------------------------------

1996                                                      $  7,433
1997                                                         7,337
1998                                                         7,386
1999                                                         7,288
2000                                                         7,140
Later years                                                 57,108
--------------------------------------------------------------------
Total minimum lease payments                                93,692
Less: amount representing interest                          41,873
--------------------------------------------------------------------
Present value of net minimum
  lease payments including current
  maturities of $3,139                                     $51,819
--------------------------------------------------------------------

--------------------------------------------------------------------------------
9.    PENSION PLANS

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements, including a joint Company-union plan and a number of joint industry-union plans. These plans cover substantially all employees.

    The Company-sponsored pension plans provide participating employees with retirement benefits in accordance with benefit provision formulas which are based on years of service and final average or career pay and, where applicable, employee contribu-tions. Funding is based on an evaluation and review of the assets, liabilities and requirements of each plan. Retirement benefits are also provided under supplemental unfunded pension plans.

     Net periodic pension cost was $25,688,000 in 1995, $32,730,000 in 1994 and $16,461,000 in 1993. The components of net periodic pension cost are:

  -------------------------------------------------------------------
  Dollars in thousands
  -------------------------------------------------------------------
  Year Ended December 31                  1995       1994      1993
  -------------------------------------------------------------------
  Service cost                        $ 16,413   $ 19,194  $ 14,075
  Interest cost                         41,859     38,933    26,675
  Actual (return) loss on plan assets  (74,904)     2,942   (38,907)
  Curtailment loss                           -      1,887         -
  Net amortization and
    deferral                            42,320    (30,226)   14,618
  -------------------------------------------------------------------
  Net periodic pension cost           $ 25,688   $ 32,730  $ 16,461
  -------------------------------------------------------------------


Due to the sale of the Women's Magazines Division, the Company recognized a curtailment loss in 1994 (see Note 2). Accordingly, net periodic pension cost relating to certain plans was remeasured at July 1994, using an increased discount rate of 8.0 percent.


Assumptions used in the actuarial computations were:

-------------------------------------------------------------------
Year Ended December 31                  1995      1994       1993
-------------------------------------------------------------------

Discount rate                           7.25%     8.25%      7.00%
Rate of increase in
  compensation levels                   5.50%     5.50%      5.50%
Expected long-term rate of
  return on assets                      8.75%     8.75%      8.75%

-------------------------------------------------------------------


In connection with collective bargaining agreements, the Company contributes to several other pension plans including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $20,679,000 in 1995, $19,535,000 in 1994 and $17,970,000 in 1993.



The funded status of the Company's plans which were valued at September 30, 1995 and 1994 is as follows:

-------------------------------------------------------------------
                                     Plans Whose    Plans Whose
                                    Assets Exceed   Accumulated
December 31, 1995                    Accumulated      Benefits
Dollars in thousands                   Benefits    Exceed Assets
-------------------------------------------------------------------
Actuarial present value of benefit
obligation:
Vested benefit obligation                 $234,139       $256,239
-------------------------------------------------------------------
Accumulated benefit obligation            $239,507       $264,219
-------------------------------------------------------------------
Projected benefit obligation              $297,317       $331,039
Plan assets at fair value                  269,633        178,539
-------------------------------------------------------------------
Projected benefit obligation
  in excess of plan assets                  27,684        152,500
Unrecognized net (losses) gains            (28,150)       (23,770)
Unrecognized prior service cost              6,131         (9,945)
Unrecognized transition obligation          (1,645)        (1,274)
Fourth-quarter contribution, net            (1,365)        (8,986)
Adjustment required to recognize
  additional minimum liability                   -          2,384
-------------------------------------------------------------------
Recorded pension liability                $  2,655       $110,909
-------------------------------------------------------------------

-------------------------------------------------------------------
                                     Plans Whose      Plans Whose
                                    Assets Exceed     Accumulated
December 31, 1994                    Accumulated      Benefits
Dollars in thousands                   Benefits    Exceed Assets
-------------------------------------------------------------------
Actuarial present value of benefit obligation:
Vested benefit obligation                 $187,656       $207,104
-------------------------------------------------------------------
Accumulated benefit obligation            $193,129       $212,519
-------------------------------------------------------------------
Projected benefit obligation              $238,574       $263,044
Plan assets at fair value                  231,236        144,200
-------------------------------------------------------------------
Projected benefit obligation
  in excess of plan assets                   7,338        118,844
Unrecognized net (losses) gains            (12,337)        11,269
Unrecognized prior service cost              6,567        (10,814)
Unrecognized transition obligation          (2,038)        (1,517)
Fourth-quarter contribution, net            (2,483)        (7,891)
-------------------------------------------------------------------
Recorded pension (asset) liability      $   (2,953)      $109,891
-------------------------------------------------------------------


Plan assets, which were valued as of September 30, 1995 and 1994, consist of money market investments, investments in marketable fixed income and equity securities, an investment in a diversified real estate equity fund and investments in group annuity insurance contracts.

    The additional minimum liability relating to the unfunded status of these plans is included in other liabilities on the Consolidated Balance Sheets as of December 31, 1995 and miscellaneous assets includes a related intangible asset of an equal amount. No such liability was required as of December 31, 1994.

--------------------------------------------------------------------------------

10.   POSTRETIREMENT BENEFITS OTHER THAN
      PENSIONS AND POSTEMPLOYMENT BENEFITS

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employee meets specified age and service requirements.

    In accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, the Company accrues the costs of such benefits during the employee's active years of service.

    Net periodic postretirement cost was $7,842,000 in 1995, $12,419,000 in 1994 and $10,809,000 in 1993, respectively. The decrease in 1995 cost was a result of a plan amendment which was adopted to reduce benefits for participants retiring after January 1, 1995. The effect on the accumulated postretirement benefit obligation is a reduction of $16,736,000. This amount is being amortized over a period of approximately nine years beginning in 1995. The components of this cost are as follows:

----------------------------------------------------------------
Dollars in thousands                  1995      1994      1993
----------------------------------------------------------------
Service cost for benefits
  earned during the period         $ 2,820   $ 4,629   $ 3,955
Interest cost on accumulated
  postretirement obligation          8,142     9,376     6,854
Net amortization and deferral       (3,120)     (102)        -
Curtailment gain (See Note 2)            -    (1,484)        -
----------------------------------------------------------------
Net periodic postretirement cost   $ 7,842   $12,419   $10,809
----------------------------------------------------------------

The Company's policy is to fund the above-mentioned payments as claims and premiums are paid.

    The following table sets forth the amounts included in Accrued Expenses and Other Liabilities on the Consolidated Balance Sheets at December 31, 1995 and 1994, based on valuation dates of September 30 in each year.

----------------------------------------------------------------
Dollars in thousands
----------------------------------------------------------------
December 31                            1995                1994
----------------------------------------------------------------
Accumulated postretirement
  benefit obligation
  Retirees                         $ 55,954            $ 49,595
  Fully eligible active plan         19,870              26,894
    participants
  Other active plan participants     44,965              45,017
----------------------------------------------------------------
Total                               120,789             121,506
Unrecognized net gains               16,536              26,287
Unrecognized prior service cost      13,597                   -
Fourth-quarter benefit
  payments                            (544)             (1,035)
----------------------------------------------------------------
Total accrued postretirement
  benefit liability                 150,378             146,758
Current portion included in
  accrued expenses                    4,400               4,400
----------------------------------------------------------------
Long-term accrued postretirement
  benefit liability                $145,978            $142,358
----------------------------------------------------------------

    Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 31, 1995 by $16,706,000 and increase the net periodic postretirement benefit cost for 1995 by $1,785,000.
    For 1995, the accumulated postretirement benefit obligation was determined using a discount rate of 7.25 percent, an estimated increase in compensation levels of 5.5 percent and a health care cost trend rate of between 11.0 percent and 9.25 percent in the first year, grading down to 5.0 percent in the year 2008.
    For 1994, the accumulated postretirement benefit obligation was determined using a discount rate of 8.25 percent, an estimated increase in compensation levels of 5.5 percent and a health care cost trend rate of between 12.0 percent and 10.0 percent in the first year grading down to 5.0 percent in the year 2008.
    In connection with collective bargaining agreements, the Company contributes to several welfare plans including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total contributions to these welfare funds were approximately $26,034,000, $25,460,000 and $18,000,000 in 1995, 1994 and 1993, respectively.
    In accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation, disability benefits and health care continuation coverage during the employees' active years of service.

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

    Changes in stock options for each of the three years in the period ended December 31, 1995 were as follows:

  ----------------------------------------------------------------
  Dollars in thousands                   Option Price
  except per share data       Shares    Per Share ($)      Total
  ----------------------------------------------------------------
  Options outstanding
    January 1, 1993        4,880,616   13.96 to 38.87   $115,935
  Granted                  1,909,080   26.50 to 30.68     50,641
  Globe stock option
    conversion               958,654    6.89 to 22.50     14,381
  Exercised                 (346,334)   6.89 to 26.75     (6,333)
  Terminations               (41,175)  20.00 to 36.43     (1,116)
  ----------------------------------------------------------------
  Options outstanding
    December 31, 1993      7,360,841    6.89 to 38.87    173,508
  Granted                  2,426,376   22.56 to 26.18     54,807
  Exercised                 (378,392)   6.89 to 26.75     (6,634)
  Terminations              (127,037)  11.45 to 36.43     (3,174)
  ----------------------------------------------------------------
  Options outstanding
    December 31, 1994      9,281,788    6.89 to 38.87    218,507
  Granted                  2,047,438   23.18 to 29.75     60,826
  Exercised                 (909,622)   6.89 to 26.75    (18,741)
  Terminations              (412,379)  11.45 to 36.43    (11,009)
  ----------------------------------------------------------------
  Options outstanding
    December 31, 1995     10,007,225   10.31 to 38.87   $249,583
  ----------------------------------------------------------------
  Options which became
    exercisable during
  1993                     1,803,174    6.89 to 28.88    $35,098
  1994                       761,221   20.00 to 30.68     19,021
  1995                     1,285,288   20.00 to 26.50     30,667
  ----------------------------------------------------------------
  Options exercisable
    at December 31,
  1993                     4,673,663    6.89 to 38.87   $104,789
  1994                     4,953,313    6.89 to 38.87    114,260
  1995                     5,272,657   10.31 to 38.87    124,603
  ----------------------------------------------------------------

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

    The Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A shares. As provided for in the Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect five of the fifteen directors of the Board, and the Class A and Class B Common Stock have the right to vote together on reservations of Company stock for stock options and other stock-related plans, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

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

     The Company spent $150,000,000 authorized under its previous stock repurchase program announced in October 1993. In October 1994, the Company announced authorized expenditures of up to $100,000,000 for repurchases of its Class A Common Stock. Under the two programs, the Company has repurchased approximately 10,074,000 shares of its Class A Common Stock at an average effective price of $23.42 per share. Had the stock repurchases, under both programs, occurred as of January 1, 1994, earnings per share for the year 1994 would have been $2.12, an increase of $.07 per share.

     During the first quarter of 1995, the remainder of the October 1994 $100,000,000 authorization was spent to repurchase approximately 639,000 shares of Class A Common Stock at an average price of $22.08. In February 1995 the Company's Board of Directors authorized additional expenditures of up to $50,000,000. As of February 26, 1996, the Company repurchased approximately 1,415,000 shares of its Class A Common Stock at an average price of $22.84 per share under this program. Under the program, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe transaction. Purchases may be suspended from time to time or discontinued. The remaining amount of this authorization is approximately $18,000,000. Had the 1995 stock repurchases occurred as of January 1, 1995, earnings per share for the year 1995 would have been $1.41, an increase of $.01 per share.

    In addition to the Company's stock repurchase program, in 1994 the Company began to sell equity put options in a series of private placements that entitle the holder, upon exercise, to sell shares of Class A Common Stock to the Company at a specified price. In 1995 and 1994, put options for 300,000 and 1,210,000 shares were issued for $285,000 and $1,189,000 in premiums, respectively, which have been accounted for as a part of additional capital. As of December 31, 1995 all put options issued in 1995 have expired. Put options for 120,000 shares that were outstanding at December 31, 1994 have been exercised or expired and the amount of $2,660,000 that was recorded in other liabilities has been reclassed to additional capital as of December 31, 1995. Premiums received in 1995 from put options reduced the average price of shares repurchased during 1995 to $22.51 per share from $22.65 per share; premiums received in 1994 reduced the average price of shares repurchased during 1994 to $23.42 per share from $23.53 per share.

    Under the 1996 Offering of the Employee Stock Purchase Plan, eligible employees may purchase Class A Common Stock through payroll deductions during 1996 at the lower of $23.85 per share (85 percent of the average market price on November 1, 1995) or 85 percent of the average market price on December 30, 1996. Shares of Class A Common Stock reserved for issuance at December 31, 1995 and 1994 were as follows:

  -----------------------------------------------------------------
  December 31                                    1995        1994
  -----------------------------------------------------------------
  Retirement Units Outstanding                197,000     221,021
  Stock Awards Available                      965,686     973,844
  Stock Options
    Outstanding                            10,007,225   9,281,788
    Available                               1,888,961   3,646,047
  Employee Stock
  Purchase Plan
    Available                               4,702,248   5,802,596
  Voluntary Conversion of
  Class B Common Stock
    Available                                 568,919     570,121
  -----------------------------------------------------------------
  Total                                    18,330,039  20,495,417
  -----------------------------------------------------------------

--------------------------------------------------------------------------------
13.   SEGMENTS

The Company's segment and related information is included on pages 2 and 3 of this Appendix. The information for the years 1995, 1994 and 1993 appearing therein is presented on a basis consistent with, and is an integral part of, the consolidated financial statements. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.

--------------------------------------------------------------------------------
14.   COMMITMENTS AND CONTINGENT LIABILITIES

In July 1994, the Company's Board of Directors approved the construction of the new facility in College Point which will allow for later news deadlines and provide color and inserting capability for The Times's daily newspaper. The cost of the new facility, excluding capitalized interest currently projected to be $35,000,000, is estimated to be $315,000,000. As of December 31, 1995, the
Company has spent approximately $176,600,000 excluding capitalized interest.

     The Company is presently engaged in additional projects to modernize and improve other production facilities. As of December 31, 1995, the Company has committed $123,200,000 and spent approximately $50,000,000 for these additional projects.

    There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. Such actions are usually for amounts greatly in excess of the payments, if any, that the Company may be required to make. It is the opinion of management after reviewing such actions with legal counsel to the Company that the ultimate liability which might result from such actions would not have a material adverse effect on the consolidated financial statements.

--------------------------------------------------------------------------------

15.      RECLASSIFICATIONS

For comparability, certain 1993 and 1994 amounts have been reclassified to conform with the 1995 presentation.

INDEPENDENT AUDITORS' REPORT BOARD OF DIRECTORS AND STOCKHOLDERS OF THE NEW YORK TIMES COMPANY:

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also include the financial schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/Deloitte & Touche LLP
------------------------
   Deloitte & Touche LLP



New York, New York
February 7, 1996

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

--------------------------------------------------------------------------------
MARKET INFORMATION
--------------------------------------------------------------------------------

The Class A Common Stock is listed on the American Stock Exchange. The Class B convertible Common Stock and the 5 1/2 percent cumulative prior preference stock are unlisted and are not actively traded. Dividends on the preference stock were paid at the quarterly rate of $1.375 per share during each of the two years.

     The approximate number of security holders of record as of January 31, 1996 was as follows: Class A Common Stock: 16,111; Class B Common Stock: 41; 5 1/2 percent cumulative prior preference stock: 61.

The market price range of Class A Common Stock in 1995 and 1994 is as follows:

 -------------------------------------------------------------------
  Quarter Ended                1995                     1994
  ------------------------------------------------------------------
                         High         Low        High          Low
  March 31             $23.50      $20.12      $29.50       $25.75
  June 30               24.50       21.62       27.62        23.00
  September 30          29.25       22.62       25.00        21.62
  December 31           30.87       27.12       24.62        21.25
  Year                  30.87       20.12       29.50        21.25
  ------------------------------------------------------------------

QUARTERLY INFORMATION (Unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
Dollars and shares in millions       First Quarter     Second Quarter      Third Quarter     Fourth Quarter           Year
except per share data              1995      1994      1995     1994     1995      1994     1995      1994       1995        1994
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                        $ 571.2   $ 589.5   $ 610.4  $ 635.5  $ 572.7   $ 527.2  $ 655.1   $ 605.4  $ 2,409.4  $  2,357.6
-----------------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
  Production costs:
    Raw materials                  80.0      78.4      85.7     80.4     90.5      66.0    111.9      79.6      368.1       304.4
    Wages and benefits            131.4     132.1     133.6    133.7    135.1     129.8    137.1     134.1      537.2       529.7
    Other                          96.2     112.9      97.6    117.6     97.2      96.2    108.1     102.0      399.1       428.7
-----------------------------------------------------------------------------------------------------------------------------------
  Total                           307.6     323.4     316.9    331.7    322.8     292.0    357.1     315.7    1,304.4     1,262.8
  Selling, general and
    administrative expenses       206.0     223.0     211.9    230.4    209.7     201.9    248.8     228.3      876.4       883.6
-----------------------------------------------------------------------------------------------------------------------------------
Total                             513.6    546.4      528.8    562.1    532.5     493.9    605.9     544.0    2,180.8     2,146.4
-----------------------------------------------------------------------------------------------------------------------------------
Operating profit                   57.6      43.1      81.6     73.4     40.2      33.3     49.2      61.4      228.6       211.2
Interest expense, net               7.3       8.7       6.7      8.0      5.6       6.2      5.6       5.3       25.2        28.2
Net gain (loss) on dispositions       -         -         -        -     11.3     204.0        -      (3.1)      11.3       200.9
Income taxes                       24.5      16.7      34.2     31.4     18.0     112.0     16.1      13.8       92.8       173.9
-----------------------------------------------------------------------------------------------------------------------------------
Income before
  equity in operations of
  forest products group            25.8      17.7      40.7     34.0     27.9     119.1     27.5      39.2      121.9       210.0
Equity in operations of
  forest products group             1.6         -       2.6      0.3      4.3       1.5      5.5       1.5       14.0         3.3
-----------------------------------------------------------------------------------------------------------------------------------
Net income                      $  27.4   $  17.7   $  43.3  $  34.3  $  32.2   $ 120.6  $  33.0   $  40.7  $   135.9  $    213.3
-----------------------------------------------------------------------------------------------------------------------------------
Average number of common
  shares outstanding               97.8     106.9      96.8    106.3     96.3     104.3     96.5      98.8       96.9       104.1
Per share of common stock
  Net income                    $   .28   $   .17   $   .45  $   .32  $   .33   $  1.16  $   .34   $   .41  $    1.40  $     2.05
  Dividends                         .14       .14       .14      .14      .14       .14      .14       .14        .56         .56
-----------------------------------------------------------------------------------------------------------------------------------


    The 1994 quarters do not equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table above.

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

    The cost of raw materials for the Company and the entire publishing industry has been adversely affected by the significant increases in newsprint and magazine paper prices throughout 1995. The unfavorable impact of these increases is expected to continue during 1996. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

     Third-quarter 1995 includes a $11.3 million pre-tax gain ($.05 per share) from the sales of small regional newspapers.

     Fourth-quarter 1995 includes a $10.1 million pre-tax charge ($.06 per share) for severance and related costs for work force reductions.

     Third-quarter 1994 includes a $204.0 million pre-tax gain ($.99 per share) from the sales of the Women's Magazines Division and U.K. golf publications.

     Fourth-quarter 1994 includes a $3.1 million loss ($.02 per share) on the disposition of Gaspesia.


TEN-YEAR SUPPLEMENTAL FINANCIAL DATA
------------------------------------------------------------------------------------------------------------------------------------

Dollars and shares in millions                                        Year Ended December 31
except per share data                1995      1994      1993      1992     1991      1990      1989      1988      1987      1986
------------------------------------------------------------------------------------------------------------------------------------

Revenues and Income
Revenues                           $2,409    $2,358    $2,020    $1,774   $1,703    $1,777    $1,769    $1,700    $1,642    $1,524
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                      229       211       127        88       94       130       169       251       284       266
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from continuing
  operations before equity
  in forest products group            122       210        58        (2)      41        61        84       132       138       110
Equity in operations of
  forest products group                14         3       (52)       (9)       6         4       (16)       29        18        20
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from continuing
  operations                          136       213         6       (11)      47        65        68       161       156       130
Discontinued operations                 -         -         -         -        -         -       199         7         4         2
Net cumulative effect of
  accounting changes                    -         -         -       (34)       -         -         -         -         -         -
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     136       213         6       (45)      47        65       267       168       160       132
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
Total assets                        3,377     3,138     3,215     1,995    2,128     2,150     2,188     1,915     1,712     1,405
Long-term debt
  and capital lease obligations       638       523       460       207      213       319       337       378       391       217
Common stockholders' equity         1,610     1,544     1,599     1,000    1,073     1,056     1,064       873       823       705
------------------------------------------------------------------------------------------------------------------------------------
Per share of Common Stock
Continuing operations                1.40      2.05       .07      (.14)     .61       .85       .87      2.00      1.91      1.60
Discontinued operations                 -         -         -         -        -         -      2.52       .08       .05       .03
Net cumulative effect of
  accounting changes                    -         -         -      (.43)       -         -         -         -         -         -
Net income (loss)                    1.40      2.05       .07      (.57)     .61       .85      3.39      2.08      1.96      1.63
Dividends                             .56       .56       .56       .56      .56       .54       .50       .46       .40       .33
Common stockholders'
  equity (end of year)              16.50     15.71     14.96     12.54    13.70     13.68     13.63     11.02     10.04      8.59
------------------------------------------------------------------------------------------------------------------------------------
Shares Outstanding (end of year)
Class A and Class B Common           97.6      98.2     106.9      79.7     78.4      77.2      78.1      79.2      82.0      82.0
------------------------------------------------------------------------------------------------------------------------------------
Market Price (end of year)          29.62     22.12     26.25     26.37    23.62     20.62     26.37     26.87     31.00     35.50
------------------------------------------------------------------------------------------------------------------------------------

1995 - Results included: a net pre-tax gain of $11.3 million ($.05 per share) from the sales of small regional newspapers; $10.1 million pre-tax charge ($.06 per share) for work force reductions.

1994 - Results included: a net pre-tax gain of $200.9 million ($.99 per share) from the sales of the Women's Magazines Division and U.K. golf publications and the disposition of Gaspesia.

1993 - Results included: a pre-tax $3.7 million ($.02 per share) rate adjustments due to a severe snowstorm; $4.4 million ($.05 per share) of additional tax expense for remeasurement of deferred tax balances due to the enactment of the Tax Act; $1.2 million ($.02 per share) of additional tax expense due to the Tax Act which increased the federal corporate income tax rate; a $2.6 million pre-tax gain ($.02 per share) on the sale of assets; $35.4 million of pre-tax charges ($.23 per share) for staff reductions at The Times; an after-tax noncash charge of $47.0 million ($.56 per share) against equity in operations to write down the Company's investment in Gaspesia to its net realizable value.

1992 - Results included: $53.8 million pre-tax loss ($.47 per share) on the closing of The Gwinnett (Ga.) Daily News; a $3.1 million pre-tax gain ($.02 per share) from the sales of assets; a $28.0 million pre-tax charge ($.20 per share) for voluntary union staff reductions at The Times; $21.4 million pre-tax ($.15 per share) for labor disruptions and training and start-up costs at Edison. Net cumulative effect of accounting changes reflects the 1992 adoption of the change in methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits.

1991 - Results included: a $20.0 million pre-tax charge ($.15 per share) for voluntary union staff reductions at The Times; the reversal of a provision for income taxes of $10.0 million ($.13 per share) for a favorable tax settlement.

1989 - Results included: an after-tax gain of $193.3 million ($2.46 per share) from the sale of the Company's cable television operations, of which the gain and results of operations through the 1989 sale date are included as discontinued operations; a $30.0 million pre-tax charge ($.22 per share) for voluntary union staff reductions at The Times; an after-tax charge of $27.2 million ($.35 per share) for a valuation reserve against the Company's investment in the Forest Products Group.

1986 - Results included: an interest charge of $8.5 million ($.05 per share) which relates to a court decision arising from the Company's 1981 acquisition of two cable television systems.



                                                                                                             SCHEDULE II







                                             THE NEW YORK TIMES COMPANY

                                          VALUATION AND QUALIFYING ACCOUNTS

                                     For the Three Years Ended December 31, 1995


------------------------------------------------------------------------------------------------------------------------
                Column A                        Column B        Column C                Column D                Column E

------------------------------------------------------------------------------------------------------------------------
                                                                                        Deduc-
                                                                                         tions
                                                                Additions                 for
                                                                charged                 purposes
                                                                to costs                  for
                                                Balance           and                    which
                                                   at           expenses                accounts                Balance
                                                beginning          or                   were set                 at end
                Description                     of period       revenues                   up                   of period

-------------------------------------------------------------------------------------------------------------------------
                                                                   Dollars in thousands

YEAR ENDED DECEMBER 31, 1995
    Deducted from assets to which they apply
        Uncollectible accounts . . . . . . .    $22,268         $20,749                 $24,075                 $18,942
        Returns and allowances, etc. . . . .      5,889           9,892                   8,858                   6,923
                                                -------         -------                 -------                 -------
        Total  . . . . . . . . . . . . . . .    $28,157         $30,641                 $32,933                 $25,865
                                                =======         =======                 =======                 =======

YEAR ENDED DECEMBER 31, 1994
    Deducted from assets to which they apply
        Uncollectible accounts . . . . . . .    $17,108         $23,134                 $17,974                 $22,268
        Returns and allowances, etc. . . . .     26,399          44,562                  65,072                   5,889
                                                -------         -------                 -------                 -------
        Total  . . . . . . . . . . . . . . .    $43,507         $67,696                 $83,046                 $28,157
                                                =======         =======                 =======                 =======

YEAR ENDED DECEMBER 31, 1993
    Deducted from assets to which they apply
        Uncollectible accounts . . . . . . .    $12,809         $18,495                 $14,196                 $17,108
        Returns and allowances, etc. . . . .     20,491          71,657                  65,749                  26,399
                                                -------         -------                 -------                 -------
        Total  . . . . . . . . . . . . . . .    $33,300         $90,152                 $79,945                 $43,507
                                                =======         =======                 =======                 =======


                                 EXHIBIT INDEX

EXHIBIT
  NO.                                      DESCRIPTION
--------                                   -----------
(2.1)     Agreement and Plan of Merger dated as of June 11, 1993, as amended by the
          First Amendment dated as of August 12, 1993, by and among the Company,
          Sphere, Inc. and Affiliated Publications, Inc. (filed as Exhibit 2 to the
          Form S-4 Registration Statement, Registration No. 33-50043, on August 23,
          1993, and included as Annex I to the Joint Proxy Statement/Prospectus included in such Registration Statement (schedules omitted--the Company agrees to furnish a copy of any schedule to the Commission upon request), and incorporated by reference herein).
(2.2)     Stockholders Agreement dated as of June 11, 1993, by and between the Company and the other parties signatory thereto (filed as Exhibit 2.1 to the Form S-4
          Registration Statement, Registration No. 33-50043, on August 23, 1993, and
          included as Annex II to the Joint Proxy Statement/Prospectus included in such
          Registration Statement, and incorporated by reference herein).
(3.1)     Certificate of Incorporation as amended by the Class A and Class B stockholders and as restated on September 29, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(3.2)     By-laws as amended through February 16, 1995 (filed as an Exhibit to the
          Company's Form 10-Q dated May 11, 1995, and incorporated by reference herein).
(4)       The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt of the Company and any subsidiary for which consolidated or unconsolidated financial statements are required to be filed, and for which the amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
(9.1)     Globe Voting Trust Agreement, dated as of October 1, 1993, as amended effective October 1, 1995.
(10.1)    The Company's Executive Incentive Compensation Plan as amended through
          December 20, 1990 (filed as an Exhibit to the Company's Form 10-K dated March
          1, 1991, and incorporated by reference herein).
(10.2)    The Company's 1991 Executive Stock Incentive Plan, as amended through April
          18, 1995.
(10.3)    The Company's 1991 Executive Cash Bonus Plan, as amended through April 18,
          1995.
(10.4)    The Company's Non-Employee Directors' Stock Option Plan, adopted on April 16,
          1991 (filed as an Exhibit to the Company's Proxy Statement dated March 1,
          1991, and incorporated by reference herein).
(10.5)    The Company's Supplemental Executive Retirement Plan, as amended and restated
          through January 1, 1993.
(10.6)    Lease (short form) between the Company and Z Edison Limited Partnership dated
          April 8, 1987 (filed as an Exhibit to the Company's Form 10-K dated March 27,
          1988, and incorporated by reference herein).
(10.7)    Agreement of Lease, dated as of December 15, 1993, between The City of New
          York, Landlord, and the Company, Tenant (as successor to New York City
          Economic Development Corporation (the "EDC"), pursuant to an Assignment and
          Assumption of Lease With Consent, made as of December 15, 1993, between the
          EDC, as Assignor, to the Company, as Assignee) (filed as an Exhibit to the
          Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.8)    Funding Agreement #1, dated as of December 15, 1993, between the EDC and the
          Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.9)    Funding Agreement #2, dated as of December 15, 1993, between the EDC and the
          Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

EXHIBIT
  NO.                                      DESCRIPTION
--------                                   -----------
(10.10)   Funding Agreement #3, dated as of December 15, 1993, between the EDC and the
          Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.11)   Funding Agreement #4, dated as of December 15, 1993, between the EDC and the
          Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.12)   New York City Public Utility Service Power Service Agreement, made as of May
          3, 1993, between The City of New York, acting by and through its Public
          Utility Service, and The New York Times Newspaper Division of the Company
          (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.13)   Employment Agreement, dated May 19, 1993, between API, Globe Newspaper
          Company and William O. Taylor (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.14)   API's 1989 Stock Option Plan (filed as Annex F-1 to API's Proxy
          Statement-Joint Prospectus, dated as of April 28, 1989, contained in API's
          Registration Statement on Form S-4 (Registration Statement No. 33-28373)
          declared effective April 28, 1989, and incorporated by reference herein).
(10.15)   API's Supplemental Executive Retirement Plan, as amended effective September
          15, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21,
          1994, and incorporated by reference herein).
(10.16)   API's 1990 Stock Option Plan (Restated 1991) (filed as Exhibit 1 to API's
          Quarterly Report on Form 10-Q for the Quarter ended June 30, 1991 (Commission
          File No. 1-10251), and incorporated by reference herein).
(10.17)   Form of Substituted Stock Option Agreement/Incentive 86 among API, its predecessor company and certain employees (filed as Exhibit 10.27 to Post-
          Effective Amendment No. 1 filed August 11, 1989, to API's Registration
          Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).
(10.18)   Form of Substituted Stock Option Agreement/Incentive 87 among API, its predecessor company and certain employees (filed as Exhibit 10.29 to Post-
          Effective Amendment No. 1 filed August 11, 1989, to API's Registration
          Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).
(10.19)   Form of Substituted Stock Option Agreement/Incentive 88 among API, its predecessor company and certain employees (filed as Exhibit 10.31 to Post-
          Effective Amendment No. 1 filed August 11, 1989, to API's Registration
          Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).
(10.20)   The Company's Deferred Executive Compensation Plan, adopted on May 19, 1994.
(21)      Subsidiaries of the Company.
(23)      Consent of Deloitte & Touche LLP.
(27)      Financial Data Schedule.