Form 10-Q
period 1996-03-31
NEW YORK TIMES CO
filed 1996-05-01
CIK 71691

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                      March 31, 1996
                                   --------------------
Commission file number                    1-5837
                                    --------------------

                                 THE NEW YORK TIMES COMPANY
                                 --------------------------
                 (Exact name of registrant as specified in its charter)

         NEW YORK                                                13-1102020
- ----------------------                                        ----------------

  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                         229 WEST 43RD STREET, NEW YORK, NEW YORK
                         ----------------------------------------
                         (Address of principal executive offices)

                                             10036
                                         -----------
                                          (Zip Code)

Registrant's telephone number, including area code 212-556-1234

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X ____ No ____ .

Number of shares of each class of the registrant's common stock outstanding as of April 26, 1996 (exclusive of treasury shares):

         Class A Common Stock                97,305,913 shares
         Class B Common Stock                   428,316 shares




                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY
                           --------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)
              (Dollars and shares in thousands, except per share data)

                                                       For the Quarter Ended
                                                  ----------------------------------------
                                                          March 31,              March 31,
                                                            1996                   1995
                                                  ----------------------------------------
                                                                    (13 Weeks)
Revenues
   Advertising....................................         $429,644               $401,151
   Circulation....................................          147,147                129,741
   Other..........................................           45,694                 40,151
                                                       --------------          -------------
      Total.......................................          622,485                571,043
                                                       --------------          -------------

Production Costs
   Raw Materials..................................          105,879                 79,991
   Wages and Benefits.............................          136,834                131,379
   Other..........................................           99,715                 96,188
                                                       --------------          -------------
      Total.......................................          342,428                307,558
Selling, General and Administrative Expenses......          219,434                205,922
                                                       --------------          -------------

      Total.......................................          561,862                513,480
                                                       --------------          -------------

Operating Profit..................................           60,623                 57,563

Income from Joint Ventures........................            4,682                  2,076

Interest Expense, Net of Interest Income..........            6,438                  7,344
                                                       --------------          -------------

Income Before Income Taxes........................           58,867                 52,295

Income Taxes......................................           26,153                 24,936
                                                       --------------          -------------

Net Income........................................         $ 32,714               $ 27,359
                                                       ==============          =============

Average Number of Common Shares Outstanding.......           97,653                 97,826

Per Share of Common Stock
  Net Income......................................             $.33                   $.28
  Cash Dividends..................................              .14                    .14


                      See notes to condensed consolidated financial statements.



                           THE NEW YORK TIMES COMPANY
                           --------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                             (Dollars in thousands)


                                                               March 31,           December 31,
                                                                  1996                 1995
                                                           ---------------------------------------
ASSETS                                                        (Unaudited)
- ------

Current Assets
- --------------
   Cash and short-term investments.....................          $  55,481             $  91,442

   Accounts receivable-net.............................            296,004               277,974

   Inventories
      Newsprint and magazine paper.....................             40,068                36,965
      Work-in-process, etc.............................              6,067                 5,879
                                                           -----------------     -----------------

         Total inventories.............................             46,135                42,844

   Other current assets................................             56,227                47,394
                                                           -----------------     -----------------

         Total current assets..........................            453,847               459,654
                                                           -----------------     -----------------

Other Assets
- ------------

   Investment in joint ventures........................            129,571               129,206

   Property, plant and equipment (less accumulated
      depreciation of $766,188,000 in 1996 and
      $740,864,000 in 1995)............................          1,291,116             1,276,066

   Intangible assets acquired
      Cost in excess of net assets acquired (less
      accumulated amortization of $203,678,000
      in 1996 and $195,079,000 in 1995)................          1,180,009             1,188,608

      Other intangible assets acquired (less
      accumulated amortization of $14,075,000
      in 1996 and $12,410,000 in 1995).................            205,189               206,236

   Miscellaneous assets................................            117,785               116,960
                                                           -----------------     -----------------

         TOTAL ASSETS..................................         $3,377,517            $3,376,730
                                                           =================     =================


                      See notes to condensed consolidated financial statements.



                           THE NEW YORK TIMES COMPANY
                           --------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                             (Dollars in thousands)


                                                           March 31,           December 31,
                                                             1996                  1995
                                                       ---------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                      (Unaudited)
- ------------------------------------

Current Liabilities
- -------------------
   Accounts payable.................................         $  130,653           $  156,722
   Accrued payroll..................................             68,593               74,560
   Accrued expenses.................................            201,659              200,576
   Unexpired subscriptions..........................             89,527               81,919
   Current portion of capital lease obligations.....              3,256                3,139
                                                       ------------------    -----------------

      Total current liabilities.....................            493,688              516,916
                                                       ------------------    -----------------

Other Liabilities
- -----------------

   Long-term debt...................................            589,314              589,193
   Capital lease obligations........................             48,335               48,680
   Deferred income taxes............................            157,794              168,715
   Other............................................            456,589              441,124
                                                       ------------------    -----------------

      Total other liabilities.......................          1,252,032            1,247,712
                                                       ------------------    -----------------

Stockholders' Equity
- --------------------

   Capital shares...................................             12,729               12,705
   Additional capital...............................            623,699              618,570
   Earnings reinvested in the business..............          1,281,041            1,262,022
   Common stock held in treasury, at cost...........           (285,672)            (281,195)
                                                       ------------------    -----------------

      Total stockholders' equity....................          1,631,797            1,612,102
                                                       ------------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....               $3,377,517           $3,376,730
                                                       ==================    =================


                         See notes to condensed consolidated financial statements.



                           THE NEW YORK TIMES COMPANY
                           --------------------------

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (Unaudited)
                             (Dollars in thousands)


                                                                             For the Quarter Ended
                                                                       -----------------------------------
                                                                       March 31,              March 31,
                                                                          1996                   1995
                                                                       -----------------------------------
                                                                                  (13 Weeks)
OPERATING ACTIVITIES:
- ---------------------
Net cash provided by operating activities...........................     $ 26,885               $ 69,373
                                                                       ------------           ------------

INVESTING ACTIVITIES:
- ---------------------

Purchases of marketable securities..................................        -                    (39,370)
Additions to property, plant and equipment..........................      (46,651)               (35,713)
Other-net...........................................................         (705)                (4,439)
                                                                       ------------           ------------

Net cash (used in) investing activities.............................      (47,356)               (79,522)
                                                                       ------------           ------------

FINANCING ACTIVITIES:
- --------------------

Long-term obligations
    Increase........................................................        -                    400,000
    Reduction.......................................................         (820)              (212,556)
Capital Shares
    Issuance........................................................          141                    185
    Repurchase......................................................        -                    (18,569)
Dividends paid to stockholders......................................      (13,695)               (13,690)
Other-net...........................................................       (1,116)               (11,860)
                                                                       ------------           ------------

Net cash (used in) provided by financing activities.................      (15,490)               143,510
                                                                       ------------           ------------

(Decrease)/increase in Cash and short-term investments..............      (35,961)               133,361

Cash and short-term investments at the beginning of the year........       91,442                 41,419
                                                                       ------------           ------------
Cash and short-term investments at the end of the quarter...........     $ 55,481               $174,780
                                                                       ============           ============


                      See notes to condensed consolidated financial statements.


                           THE NEW YORK TIMES COMPANY
                           --------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (Unaudited)
                                   -----------

1.    GENERAL

         a. The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 1995 for The New York Times Company ("the Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim period have been included. Because of the seasonal nature of the business, results for the interim periods are not necessarily indicative of a full year's operations.

         b. Earnings per share is computed after preference dividends and is based on the weighted average number of Class A and Class B common shares outstanding during the period. The dilutive effect of the Company's common stock equivalents (shares under option) was insignificant or anti-dilutive, thus, fully-diluted earnings per share is not presented.

         c. Certain reclassifications have been made to the 1995 Condensed Consolidated Financial Statements to conform with classifications used at March 31, 1996.

2.    INCOME TAXES

        The reasons for the variances between the effective tax rate on income before income taxes and the federal statutory rate are as follows:

         -------------------------------------------------------------------------------------------
                                                          March 31,               March 31,
         -------------------------------------------------------------------------------------------
         For the Thirteen Weeks Ended                        1996                   1995
         -------------------------------------------------------------------------------------------
                                                                   % of                      % of
         (Dollars in thousands)                         Amount     Pretax       Amount      Pretax
         -------------------------------------------------------------------------------------------
         Pretax income..............................   $58,867     100.0%      $52,295      100.0%
                                                     ===============================================

         Tax at federal statutory rate..............   $20,603      35.0%      $18,303       35.0%

         State and local taxes, net of federal
         benefits...................................     3,682       6.2%        3,653        7.0%

         Amortization of nondeductible intangible
          assets acquired...........................     2,110       3.6%        2,970        5.7%

         Foreign income.............................      (960)     (1.6%)        (306)      (0.6%)

         Other net..................................       718       1.2%          316        0.6%
                                                     -----------------------------------------------

         Income Taxes...............................   $26,153      44.4%      $24,936       47.7%
                                                     ===============================================

      The principal reasons for the variance between the effective tax rate on income before income taxes and the federal statutory rate are state and local taxes and the amortization of certain acquired intangible assets.

3.    STAFF REDUCTIONS

        In the 1996 first quarter, the Company recorded approximately $1,200,000 of pretax charges relating to additional staff reductions primarily at The Times. In 1995, the Company recorded pretax charges of approximately $10,100,000, or $.06 per share, for workforce reductions at The Times, The Globe and corporate headquarters. In 1993, the Company recorded pretax charges of $35,400,000 or $.23 per share, for severance and related costs for staff reductions at The Times.

        At March 31, 1996 and December 31, 1995, approximately $12,800,000 and $17,472,000, respectively, were included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid balance of these pretax charges. The Company has committed the remaining funds. The remaining cash outflows associated with these charges are expected to occur over the next three years due to the timing of certain union pension and welfare fund contributions.

4.    ACQUISITION/DISPOSITIONS

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

        In the third quarter of 1995, the Company completed the sales of six small regional newspapers. The sales resulted in a net pretax gain of approximately $11,300,000 ($5,000,000 after taxes, or $.05 per share). In addition, the Company sold a small regional newspaper in the second quarter of 1995. The sale did not have a material effect on the Company's consolidated financial statements. These dispositions will not have a material impact on the future operations of the Company.

        The first quarter of 1996 includes the results of WTKR-TV and does not include any operations from the small regional newspapers which were sold in 1995.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

        Advertising and circulation revenues accounted for approximately 69 percent and 24 percent, respectively, of the Company's revenues in the first quarter of 1996. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters. Advertising volume tends to be less in these quarters because economic activity is lower in the post-holiday season and the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

        The cost of raw materials for the Company and the entire publishing industry was adversely affected by the significant increases in newsprint and magazine paper prices throughout 1995. The unfavorable impact of these increases is expected to continue during 1996. However, paper prices are not expected to increase in 1996.

        Beginning with the 1996 first quarter, equity ownership interests in investments of between 20 percent and 50 percent held by the Company are reported on a pretax basis. These equity ownership interests include investments in two paper mills, the International Herald Tribune, S.A. ("IHT") and a new venture. The 1995 amounts have been reclassified to conform with this presentation.

Results of Operations - First Quarter of 1996
- ---------------------------------------------
Compared with First Quarter of 1995
- -----------------------------------

        The 1996 first-quarter net income was $32.7 million, or $.33 per share, compared with net income of $27.4 million, or $.28 per share, in 1995. The higher 1996 net income was principally due to improved operations in the Newspaper Group, and higher earnings from the Company's investment in paper mills.

        Revenues for the 1996 first quarter were $622.5 million compared with $571.0 million in the 1995 quarter, an increase of 9.0 percent. On a comparable basis, adjusted for acquisitions/dispositions of certain properties, 1996 first-quarter revenues increased by approximately 9.2 percent over 1995.

        Operating profit rose to $60.6 million for the first quarter of 1996 from the operating profit of $57.6 million in 1995. The improvement in operating profit in the Newspaper Group was partially offset by incremental Corporate expenses associated with the Company's reengineering program and a decrease in operating profit at the Magazine Group. For the first quarter of 1996, earnings before interest, income taxes, depreciation and amortization ("EBITDA") rose to $100.9 million from $93.5 million in the 1995 quarter. Depreciation and amortization expense was $35.6 million in the first quarter of 1996 compared with $33.9 million in 1995.

        Costs and expenses for the Company increased to $561.9 million in the first quarter of 1996 from $513.5 million in 1995 due primarily to higher paper costs and higher wages and benefits costs.

        Income from Joint Ventures, which includes investments in two paper mills, IHT and a new venture, increased to $4.7 million for the first quarter of 1996 from $2.1 million in 1995. The increase was primarily a result of higher selling prices for paper at the mills in which the Company has investments.

        Interest expense, net of interest income, declined to $6.4 million in the first quarter of 1996 from $7.3 million last year. The decline was due principally to a higher level of capitalized interest in connection with facilities under construction.

        The 1996 and 1995 first-quarter effective tax rates, were 44.4 and 47.7 percent, respectively. The variance was due principally to a decrease in the amortization of nondeductible intangible assets.

Segment Information
- -------------------

- ---------------------------------------------------------------------------------------------
                                                                  For the Quarter Ended
                                                               ------------------------------
                                                                 March 31,      March 31,
(Dollars in thousands)                                             1996           1995
- ---------------------------------------------------------------------------------------------
                                                                        (13 Weeks)

REVENUES
- --------
Newspapers.................................................         $560,320       $512,972
Magazines..................................................           40,713         40,902
Broadcasting...............................................           21,452         17,169
                                                               ------------------------------
  Total....................................................         $622,485       $571,043
                                                               ==============================

OPERATING PROFIT (LOSS)
- -----------------------

Newspapers.................................................         $ 61,146      $  50,856
Magazines..................................................            7,070         10,199
Broadcasting...............................................            3,384          2,744
Unallocated Corporate Expenses.............................          (10,977)        (6,236)
                                                               ------------------------------
  Total....................................................         $ 60,623      $  57,563
                                                               ==============================


DEPRECIATION AND AMORTIZATION
- -----------------------------

Newspapers.................................................          $33,724        $33,352
Magazines..................................................           (1,871)        (1,915)
Broadcasting...............................................            3,285          2,173
Corporate..................................................              345            197
Joint Ventures.............................................               97             95
                                                               ------------------------------
   Total...................................................          $35,580        $33,902
                                                               ==============================


A discussion of the operating results of the Company's segments follows:

NEWSPAPER GROUP: The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 Regional Newspapers, newspaper wholesalers, and Information Services (which includes a news service, a features syndicate and TimesFax and licensing operations of The New York Times databases and microfilm). The New Ventures category consists of new projects developed in electronic media by The Times and The Globe as well as various new media investments such as Video News International.

              ---------------------------------------------------------
                                             For the Quarter Ended
                                           ----------------------------
                                            March 31,     March 31,
              (Dollars in thousands)          1996          1995
              ---------------------------------------------------------
                                                   (13 Weeks)
              REVENUES
              Newspapers                      $558,433       $512,972
              New Ventures                       1,887              -
              ---------------------------------------------------------
              Total Revenues                  $560,320       $512,972
              ---------------------------------------------------------
              EBITDA
              Newspapers                      $ 96,991       $ 84,311
              New Ventures                      (2,121)          (103)
              ---------------------------------------------------------
              Total EBITDA                    $ 94,870       $ 84,208
              ---------------------------------------------------------
              OPERATING PROFIT (LOSS)
              Newspapers                      $ 63,539       $ 50,959
              New Ventures                      (2,393)          (103)
              ---------------------------------------------------------
              Total Operating Profit          $ 61,146       $ 50,856
              ---------------------------------------------------------

        First-quarter 1996 operating profit rose to $61.1 million from $50.9 million in the 1995 first quarter. Revenues were $560.3 million in the 1996 first quarter, compared with $513.0 million in 1995. The 9.2 percent increase in the Group's revenues was due primarily to higher advertising and circulation revenues as a result of higher rates offset by the softness in advertising volume and circulation. Operating profit improved despite a 45 percent increase in the price of newsprint over the comparable 1995 period.

        Average circulation for the six months ended March 31, 1996, as reported to the Audit Bureau of Circulations ("ABC") on a comparable basis was as follows:

      --------------------------------------------------------------------------
                                                Weekday             Sunday
      --------------------------------------------------------------------------
      (Copies in thousands)             1996    % Change     1996    % Change
      --------------------------------------------------------------------------
      AVERAGE ABC CIRCULATION
      FOR THE SIX MONTHS ENDED 3/31/96
      The New York Times               1,157.7       -1.1  1,746.7        -1.3
      The Boston Globe                   486.4       -2.8    777.9        -1.0
      Regional Newspapers                758.3       -4.3    817.8        -2.8
      --------------------------------------------------------------------------

        The average circulation decline is partly attributable to the increase in newsstand and home delivery prices and a decrease in distribution to selected outlying areas.

        Advertising volume on a comparable basis for the quarter was as follows:

                ---------------------------------------------------------------
                                                           For the Quarter Ended
                                                                 March 31,
                                                         ----------------------
                (Inches in thousands)                     1996      % Change
                ---------------------------------------------------------------
                ADVERTISING VOLUME (EXCLUDING PREPRINTS)
                The New York Times                         908.5         -4.4
                The Boston Globe                           684.6         -2.4
                Regional Newspapers                      3,690.8         -1.6
                ---------------------------------------------------------------

        Advertising volume at The Times for the first quarter of 1996 decreased
4.4 percent from the 1995 first quarter. The retail, classified and zoned advertising categories showed decreases of 10.2 percent, 9.1 percent and 5.1 percent, respectively, while the national advertising category was up 3.4 percent.

        At The Globe, advertising volume for the 1996 first quarter decreased
2.4 percent over the 1995 first quarter. Advertising was lower in retail and national categories by 8.5 percent and 8.2 percent, respectively, while zoned and classified categories increased 9.0 percent and 1.1 percent, respectively. Preprint distribution was down 12.9 percent.

        For the Regional Newspapers, advertising volume for the first quarter decreased 1.6 percent. Weak advertising in the retail category offset by improvement in classified accounted for the decrease. Preprint distribution decreased 1.0 percent.

MAGAZINE GROUP: The Magazine Group is comprised of a number of publications, New Ventures such as computerized systems for golf tee time reservations and on-line magazine services, and related activities in the sports/leisure fields.

                       ---------------------------------------------------------
                                                      For the Quarter Ended
                                                   -----------------------------
                                                    March 31,      March 31,
                       (Dollars in thousands)          1996          1995
                       ---------------------------------------------------------
                                                           (13 Weeks)
                       REVENUES
                       Sports/Leisure Magazines         $38,043        $38,402
                       Non-Compete                        2,500          2,500
                       New Ventures                         170              -
                       ---------------------------------------------------------
                       Total Revenues                   $40,713        $40,902
                       ---------------------------------------------------------
                       EBITDA
                       Sports/Leisure Magazines         $ 6,368        $ 8,284
                       New Ventures                      (1,169)             -
                       ---------------------------------------------------------
                       Total EBITDA                     $ 5,199        $ 8,284
                       ---------------------------------------------------------
                       OPERATING PROFIT (LOSS)
                       Sports/Leisure Magazines         $ 5,888        $ 7,699
                       Non-Compete                        2,500          2,500
                       New Ventures                      (1,318)             -
                       ---------------------------------------------------------
                       Total Operating Profit           $ 7,070        $10,199
                       ---------------------------------------------------------

        The Magazine Group's first-quarter operating profit was $7.1 million in 1996 compared with $10.2 million in 1995 on revenues of $40.7 million and $40.9 million, respectively. The decrease was primarily due to lower advertising revenues at Golf Digest and an increase in paper costs throughout the Group.

BROADCASTING GROUP: The Broadcasting Group consists of six network-affiliated television stations and two radio stations.

           ----------------------------------------------------
                                      For the Quarter Ended
                                    ---------------------------
                                     March 31,     March 31,
           (Dollars in thousands)       1996         1995
           ----------------------------------------------------
                                           (13 Weeks)
           Revenues                      $21,452      $17,169
           ----------------------------------------------------
           EBITDA                        $ 6,669      $ 4,917
           ----------------------------------------------------
           Operating Profit              $ 3,384      $ 2,744
           ----------------------------------------------------


        The Broadcasting Group's first-quarter profit increased 23.3 percent as compared with the 1995 first quarter. Operating profit rose to $3.4 million in the 1996 first quarter from $2.7 million in 1995 on revenues of $21.5 million and $17.2 million, respectively. The revenue and operating profit increase was principally attributable to the operations of WTKR-TV, Norfolk, VA, which was acquired in June 1995.

      Liquidity and Capital Resources
      -------------------------------

        Net cash provided by operating activities was $26.9 million in the 1996 first quarter compared with $69.4 million in 1995. Such cash, in addition to available cash balances, was primarily used to modernize facilities and equipment, pay dividends to stockholders and for working capital requirements. The ratio of current assets to current liabilities was .92 at March 31, 1996, and .89 at December 31, 1995, and long-term debt and capital lease obligations as a percentage of total capitalization was 28 percent at March 31, 1996, and at December 31, 1995.

        FINANCING: At March 31, 1996, approximately $12.8 million of payments remain from changes associated with staff reductions. The remaining cash outflows associated with these charges are expected to occur over the next three years as a result of the timing of certain union pension and welfare fund contributions. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund the amounts through internally-generated funds.

        CAPITAL EXPENDITURES: The Company is constructing a new production and distribution facility in College Point, New York for the production of The Times. The Company estimates that the cost of the new facility will be approximately $315.0 million, exclusive of capitalized interest currently projected to be $35.0 million. Construction began in August 1994 and completion is expected in the middle of 1997.

        The Company currently estimates that, inclusive of the College Point facility, capital expenditures for 1996 will range from $275.0 million to $300.0 million. The Company currently anticipates that depreciation and amortization will approximate $150.0 million to $160.0 million for 1996 compared with $138.9 million in 1995.

        The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover planned capital expenditures, dividend payments to stockholders and other cash requirements.

        Factors That Could Affect Operating Results
        -------------------------------------------

        The following factors, among others, could cause the Company's consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company: a) newsprint and magazine paper prices that differ from levels anticipated by the Company;
b) national and local economic conditions, which could influence the level of retail, national and classified advertising revenue and circulation revenue generated by the markets served by the Company's business segments, including, but not limited to, such conditions occurring in the New York City and Boston metropolitan regions; c) competition from other forms of media available in the Company's respective markets, which could affect levels (rate and volume) of advertising and circulation generated by the markets served by the Company's business segments; d) labor disputes, which could affect the Company's ability to produce and deliver some of its products or could impair the efficiency of its operations; e) uncertainties resulting from the development of new products and services for new markets, which could affect the success of the Company's investment in such products and services; and f) the availability and prices of media properties, which could affect the Company's strategy of continuing to diversify into electronic media. The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof or the effectiveness of the Private Litigation Securities Reform Act of 1995.

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security-Holders
        ---------------------------------------------------

        (a) The Company's annual meeting of stockholders was held on April 16, 1996.

        (c)    The following matters were voted on at the annual meeting:

               1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The results of the vote taken was as follows:

                                                   For           Withheld
                                                   ---           --------
        Class A Directors:
        Louis V. Gerstner, Jr.                 84,177,780          437,129
        A. Leon Higginbotham, Jr.              84,201,753          413,156
        Robert A. Lawrence                     84,203,401          411,508
        Charles H. Price II                    84,190,718          424,191
        Donald M. Stewart                      84,208,436          406,473

        Class B Directors:
        John F. Akers                             418,958                0
        Richard L. Gelb                           418,958                0
        Marian S. Heiskell                        418,958                0
        Ruth S. Holmberg                          418,958                0
        George B. Munroe                          418,958                0
        George L. Shinn                           418,958                0
        Arthur Ochs Sulzberger                    418,958                0
        Judith P. Sulzberger                      418,958                0
        William O. Taylor                         418,958                0
        Cyrus R. Vance                            418,958                0

               2.     The stockholders (with Class A and Class B stockholders

voting together) approved the amendment of the Company's 1991 Executive Cash

Bonus Plan and the 1991 Executive Stock Incentive Plan.  The result of the vote taken was as follows:

        For                                                     55,865,924
        Against                                                 22,957,466
        Abstain                                                  1,164,668
        Broker Non-Vote                                          5,045,809
        Total Against, Abstain and Broker Non-Vote*             29,167,943




- ------------------------------------
  * An abstention vote and a broker non-vote had the same effect as a vote against this matter.

               3      The stockholders (with Class A and Class B stockholders

voting together) ratified the selection, by the Audit Committee of the Board of

Directors, of Deloitte & Touche LLP, independent certified public accountants,

as auditors of the Company for the year ending December 31, 1996. The result of the vote taken was as follows:

        For                                               84,569,435
        Against                                              245,312
        Abstain                                              219,120
        Broker Non-Vote                                            0
        Total Against, Abstain and Broker Non-Vote*          464,432


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------



        (a)    Exhibits

               11.    Statements re:  Computation of earnings per share

               27.    Financial Data Schedule



        (b)    Reports on Form 8-K

               No reports on Form 8-K have been filed during the period for which this report is filed.





- -------------------------
   *   An abstention vote had the same effect as a vote against this matter.

                                   SIGNATURES
                                   ----------






        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      THE NEW YORK TIMES COMPANY
                                                      --------------------------
                                                             (Registrant)



Date:    May 1, 1996                                     /S/ Diane P. Baker
        --------------                            ------------------------------
                                                             Diane P. Baker
                                                      Senior Vice President and
                                                        Chief Financial Officer
                                                   (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                   -------------------------------------------
                          Quarter Ended March 31, 1996
                          ----------------------------



Exhibit No.                Exhibit
- -----------                -------

11 Statements of Computation of Simple, Primary and Fully-Diluted Net Income Per Share

27                         Financial Data Schedule