Form 10-Q
period 1996-06-30
NEW YORK TIMES CO
filed 1996-08-14
CIK 71691

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

         QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

For Quarter Ended                    June 30, 1996
                                   ------------------
Commission file number                   1-5837
                                   ------------------

                            THE NEW YORK TIMES COMPANY
                            --------------------------
              (Exact name of registrant as specified in its charter)

       NEW YORK                                             13-1102020
       ----------                                          -----------
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
Number of shares of each class of the registrant's common stock outstanding as of August 4, 1996 (exclusive of treasury shares):

        Class A Common Stock      96,767,170 shares
        Class B Common Stock         428,316 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY
                           --------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   -------------------------------------------
                                   (Unaudited)

            (Dollars and shares in thousands, except per share data)

                                                                 Three Months Ended                        Six Months Ended
                                                            -------------------------------        ---------------------------------
                                                               June 30,        June 30,              June 30,           June 30,
                                                                 1996            1995                  1996               1995
                                                            -------------------------------        ---------------------------------
                                                                     (13 Weeks)                               (26 Weeks)
Revenues
    Advertising...........................................   $    447,261       $   427,672         $   876,905       $    828,823
    Circulation...........................................        154,580           138,603             301,727            268,344
    Other.................................................         43,403            43,705              89,097             83,856
                                                            ---------------   ---------------      --------------    ---------------
       Total..............................................        645,244           609,980           1,267,729          1,181,023
                                                            ---------------   ---------------      --------------    ---------------

Production Costs
    Raw Materials.........................................         96,619            85,675             202,498            165,666
    Wages and Benefits....................................        135,546           133,588             272,380            264,967
    Other.................................................        101,633            97,592             201,348            193,780
                                                            ---------------   ---------------      --------------    ---------------
       Total..............................................        333,798           316,855             676,226            624,413
Selling, General and Administrative Expenses..............        221,175           210,544             440,609            416,466
                                                            ---------------   ---------------      --------------    ---------------

       Total..............................................        554,973           527,399           1,116,835          1,040,879
                                                            ---------------   ---------------      --------------    ---------------

Operating Profit..........................................         90,271            82,581             150,894            140,144

Income from Joint Ventures................................          2,210             2,458               6,892              4,534

Interest Expense, Net of Interest Income..................          5,962             6,732              12,400             14,076
                                                            ---------------   ---------------      --------------    ---------------

Income Before Income Taxes................................         86,519            78,307             145,386            130,602

Income Taxes..............................................         39,707            35,051              65,860             59,987
                                                            ---------------   ---------------      --------------    ---------------

Net Income................................................  $      46,812      $     43,256        $     79,526      $      70,615
                                                            ===============   ===============      ==============    ===============

Average Number of Common Shares Outstanding...............         97,754            96,781              97,703             97,304

Per Share of Common Stock
  Net Income..............................................           $.48              $.45                $.81               $.73
  Cash Dividends..........................................            .14               .14                 .28                .28


                  See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY
                           --------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                             (Dollars in thousands)

                                                             June 30,       December 31,
                                                               1996            1995
                                                          -------------   --------------
ASSETS                                                       (Unaudited)
- ------
Current Assets
- --------------

   Cash and short-term investments...................      $  113,638     $     91,442

   Accounts receivable-net...........................         279,675          277,974

   Inventories
     Newsprint and magazine paper....................          33,236           36,965
     Work-in-process, etc............................           5,473            5,879
                                                          -------------   --------------

        Total inventories............................          38,709           42,844

   Other current assets..............................          54,517           47,394
                                                          -------------   --------------

        Total current assets.........................         486,539          459,654
                                                          -------------   --------------

Other Assets
- ------------
   Investment in joint ventures......................         136,301          129,206

   Property, plant and equipment (less accumulated
     depreciation of $772,712 in 1996 and
     $740,864 in 1995)...............................       1,302,532        1,276,066

   Intangible assets acquired (less accumulated
     amortization of $228,342 in 1996
     and $207,489 in 1995)...........................       1,407,639        1,394,844

   Miscellaneous assets..............................         107,719          116,960
                                                          -------------   --------------

        TOTAL ASSETS.................................      $3,440,730     $  3,376,730
                                                          =============   ==============


                 See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY
                           --------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                             (Dollars in thousands)


                                                 June 30,         December 31,
                                                   1996               1995
                                              ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY            (Unaudited)
- ------------------------------------

Current Liabilities
- -------------------
   Accounts and notes payable..............   $     146,976      $     156,722
   Accrued payroll and other related
    liabilities............................          73,239             74,560
   Accrued expenses........................         216,075            200,576
   Unexpired subscriptions.................          87,454             81,919
   Current portion of long-term debt.......           3,365              3,139
                                              ---------------    ---------------

     Total current liabilities.............         527,109            516,916
                                              ---------------    ---------------

Other Liabilities
- -----------------

   Long-term debt..........................         589,438            589,193
   Capital lease obligations...............          48,158             48,680
   Deferred income taxes...................         155,533            168,715
   Other...................................         458,626            441,124
                                              ---------------    ---------------

     Total other liabilities...............       1,251,755          1,247,712
                                              ---------------    ---------------

Stockholders' Equity
- --------------------
   Capital shares..........................          12,762             12,705
   Additional capital......................         631,586            618,570
   Earnings reinvested in the business.....       1,314,138          1,262,022
   Common stock held in treasury, at cost..        (296,620)          (281,195)
                                              ---------------    ---------------

     Total stockholders' equity............       1,661,866          1,612,102
                                              ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY...................................   $   3,440,730      $   3,376,730
                                              ===============    ===============


                 See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY
                           --------------------------

                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                       ----------------------------------------------

                                        (Unaudited)
                                  (Dollars in thousands)


                                                                                               For the Six Months Ended
                                                                                         --------------------------------------
                                                                                           June 30,               June 30,
                                                                                             1996                   1995
                                                                                         --------------------------------------
                                                                                                      (26 Weeks)
OPERATING ACTIVITIES:
- --------------------

Net cash provided by operating activities..........................................        $   154,325            $   170,996
                                                                                         ---------------        ---------------

INVESTING ACTIVITIES:
- --------------------

Acquisitions, net of cash acquired.................................................            (16,695)               (71,913)
Purchases of marketable securities.................................................                  -                (39,370)
Proceeds from sale of marketable securities........................................                  -                 19,693
Additions to property, plant and equipment.........................................            (98,113)               (90,715)
Other-net..........................................................................             15,154                    796
                                                                                         ---------------        ---------------

Net cash used in investing activities..............................................            (99,654)              (181,509)
                                                                                         ---------------        ---------------

FINANCING ACTIVITIES:
- --------------------

Long-term obligations
     Increase  ....................................................................                  -                400,000
     Reduction ....................................................................             (1,665)              (224,154)
Capital Shares
     Issuance  ....................................................................                271                    723
     Repurchase....................................................................             (3,671)               (44,960)
Dividends paid to stockholders.....................................................            (27,410)               (27,268)
Other-net  ........................................................................                  -                (11,063)
                                                                                         ---------------        ---------------

Net cash (used in) provided by financing activities................................            (32,475)                93,278
                                                                                         ---------------        ---------------

Increase in cash and short-term investments........................................             22,196                 82,765

Cash and short-term investments at the beginning of the year.......................             91,442                 41,419
                                                                                         ---------------        ---------------

Cash and short-term investments at the end of the quarter..........................        $   113,638            $   124,184
                                                                                         ===============        ===============


                 See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY
                           --------------------------

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    ----------------------------------------------------
                                   (Unaudited)

1.   GENERAL

       a. The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 1995 for The New York Times Company (the "Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim period have been included. Because of the seasonal nature of the business, results for the interim periods are not necessarily indicative of a full year's operations.

       b. Earnings per share is computed after preference dividends and is based on the weighted average number of Class A and Class B common shares outstanding during the period. The dilutive effect of the Company's common stock equivalents (shares under option) was insignificant or anti-dilutive, thus, fully-diluted earnings per share is not presented.

       c. Certain reclassifications have been made to the 1995 Condensed Consolidated Financial Statements to conform with classifications used at June 30, 1996.

2.   INCOME TAXES

      The reasons for the variances between the effective tax rate on income before income taxes and the federal statutory rate are as follows:


          ------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                       Six Months Ended
                                            --------------------------------------------------------------------------------
                                                June 30,            June 30,            June 30,             June 30,
                                                  1996                1995                1996                 1995
          ------------------------------------------------------------------------------------------------------------------
                                                          % of               % of             % of                    % of
          (Dollars in thousands)              Amount   Pre-tax   Amount   Pre-tax     Amount   Pre-tax     Amount  Pre-tax
          ------------------------------------------------------------------------------------------------------------------

          Pre-tax income..................   $86,519    100.0%  $78,307    100.0%   $145,386    100.0%   $130,602   100.0%
                                            ================================================================================

          Tax at federal statutory rate...   $30,282     35.0%  $27,408     35.0%    $50,885     35.0%    $45,711    35.0%

          State and local taxes,
            net of federal benefits.......     5,401      6.3%    5,534      7.1%      9,083      6.3%      9,187     7.0%

          Amortization of nondeductible
            intangible assets acquired....     3,223      3.7%    3,555      4.5%      5,333      3.7%      6,525     5.0%

          Foreign income .................      (141)    (0.2%)    (914)    (1.1%)    (1,101)    (0.8%)    (1,220)   (0.9%)

          Other net ......................       942      1.1%     (532)    (0.7%)     1,660      1.1%       (216)   (0.2%)
                                            --------------------------------------------------------------------------------

          Income taxes at effective tax
            rate..........................   $39,707     45.9%  $35,051     44.8%    $65,860     45.3%    $59,987    45.9%
                                            ================================================================================

3.   STAFF REDUCTIONS

      In the six months ended June 1996, the Company recorded approximately $5,600,000, or $.03 per share, of pre-tax charges relating to additional staff reductions primarily at The New York Times ("The Times"). In the year ended 1995, the Company recorded pre-tax charges of approximately $10,100,000, or $.06 per share, for workforce reductions at The Times, The Boston Globe and corporate headquarters. In 1993, the Company recorded pre-tax charges of $35,400,000, or $.23 per share, for severance and related costs for staff reductions at The Times.

      At June 30, 1996 and December 31, 1995, approximately $13,400,000 and $17,472,000, respectively, were included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid balance of these pre-tax charges. The Company has committed the remaining funds. The remaining cash outflows associated with these charges are expected to occur over the next three years due to the timing of certain union pension and welfare fund contributions.

4.   ACQUISITIONS/DISPOSITIONS

      In June 1996, the Company acquired a newspaper distribution business that distributes The Times and other newspapers and periodicals throughout Long Island, Westchester and Fairfield counties in the New York City metropolitan area. The acquisition was accounted for as a purchase, accordingly, the operating results have been included in the consolidated financial statements from the acquisition date. The aggregate cost of the acquisition was $30,673,000, of which $16,695,000 was paid in cash, $9,915,000 in notes and accounts receivable which were forgiven and the remainder representing short-term notes and assumed liabilities. The purchase resulted in increases of other intangible assets of approximately $27,644,000 (consisting primarily of a customer list) and accounts receivable and equipment of $3,029,000.

      In June 1995, the Company acquired WTKR-TV in Norfolk, Virginia. The acquisition was accounted for as a purchase. The aggregate net cost of the acquisition was $71,301,000 which was paid in cash. The purchase resulted in increases in other intangible assets of approximately $61,343,000 (which consist of a network affiliation agreement, FCC licenses and other intangible assets); property, plant and equipment of $11,189,000, and other assets of $445,000.
Net liabilities assumed as a result of the transaction totaled approximately $1,676,000.

      In the third quarter of 1995, the Company completed the sales of six small regional newspapers. The sales resulted in a net pre-tax gain of approximately $11,300,000 ($5,000,000 after taxes, or $.05 per share). In addition, the Company sold a small regional newspaper in the second quarter of 1995. The sale did not have a material effect on the Company's consolidated financial statements.

      Had the acquisitions and dispositions occurred at the beginning of each period presented, the pro forma impact on the results of operations for each period presented would not have been material. These acquisitions and dispositions will not have a material impact on the future operations of the Company. The second quarter and six months of 1996 include the results of WTKR-TV, but do not include any operations from the small regional newspapers sold in 1995.

Subsequent Event
- ----------------

      In July 1996, the Company completed the acquisition of KFOR-TV and WHO-TV, NBC-affiliated stations which serve the Oklahoma City, Oklahoma and Des Moines, Iowa markets respectively. The cost of the acquisition was approximately $226,000,000, subject to certain closing adjustments, of which approximately $143,000,000 was financed by the issuance of commercial paper with the balance paid in cash. The operations of these stations were not included in the second-quarter and six-month results.

5.   DEBT

      In July 1996, the Company entered into $100,000,000 and $200,000,000 revolving credit and term loan agreements with a group of banks ("New Agreements"). The New Agreements replace existing revolving credit and term loan agreements aggregating $170,000,000. The New Agreements expire in July 1997 and July 2001, respectively, at which time any outstanding borrowings would be payable. At the Company's discretion, these facilities may be converted into term loans at any time. The $100,000,000 agreement provides for an annual facility fee of 0.0475%. The $200,000,000 agreement provides for an annual facility fee of 0.0675% based on the Company's current credit rating.

      The agreements permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. The New Agreements include provisions which require, among other matters, specified levels of stockholders' equity. On a pro forma basis as of June 30, 1996, if the New Agreements had been in effect, approximately $862,000,000 of stockholders' equity would have been unrestricted.

      In July 1996, the Company increased its commercial paper facility to $300,000,000 from $200,000,000. In July 1996, the Company had approximately $143,000,000 in outstanding commercial paper with maturities ranging up to 60 days at a weighted average interest rate of approximately 5.4%. The outstanding commercial paper is supported by the Company's New Agreements.

      The New Agreements and commercial paper facility will be used for acquisitions and general corporate purposes.

6.   STOCK REPURCHASE PROGRAM

      During the first six months of 1996, the Company spent approximately $3,700,000 to repurchase approximately 119,000 shares of Class A Common Stock at an average price of $30.80 under the February 1995 authorization of $50,000,000. In May 1996, the Board of Directors authorized additional repurchases of up to $32,000,000. Subsequent to June 30, 1996, the Company spent approximately $15,300,000 to repurchase approximately 514,000 shares of Class A Common Stock at an average price of $29.78. To date, approximately $31,000,000 remain from the May 1996 authorization.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

      Advertising and circulation revenues accounted for approximately 69% and 24%, respectively, of the Company's revenues in both the second quarter and six months of 1996. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters. Advertising volume tends to be less in these quarters because economic activity is lower in the post-holiday season and the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

      The cost of raw materials for the Company and the entire publishing industry was adversely affected by the significant increases in newsprint and magazine paper prices throughout 1995. The unfavorable impact of these increases is expected to continue during most of 1996. However, paper prices have declined and prices paid in the latter part of 1996 are expected to be lower than those paid in 1995.

      Beginning with the 1996 first quarter, equity ownership interests in investments of between 20 percent and 50 percent held by the Company are reported on a pre-tax basis and are included in the line "Income from Joint Ventures" in the Condensed Consolidated Statements of Income. These equity ownership interests include investments in two paper mills, the International Herald Tribune S.A.S. ("IHT") and a new venture. The 1995 amounts have been reclassified to conform with this presentation.

      The 1996 second-quarter and six-month results were affected by the following special factors:

        - $5.6 million pre-tax charge ($.02 per share for the quarter and $.03 per share for the six months) for severance and related costs resulting from work force reductions ("buyouts").

        - $7.8 million pre-tax gain ($.04 per share for the quarter and six months) on the sale of the 110 Fifth Avenue building.

      It is likely that the Company will continue to have severance and related costs due to workforce reductions in 1996 and subsequent years, as the Company responds to competitive conditions and changes in technology by reducing its cost structure and streamlining its operations.

RESULTS OF OPERATIONS
- ---------------------

      The 1996 second-quarter net income was $46.8 million, or $.48 per share, compared with net income of $43.3 million, or $.45 per share, in 1995. For the first six months of 1996, net income rose 12.6% to $79.5 million, or $.81 per share, from $70.6 million, or $.73 per share, in 1995. Exclusive of special factors as described above, 1996 second-quarter earnings and six-month earnings would have been $.46 and $.80 per share respectively. The higher 1996 net income was principally due to improved operations in the Newspaper and Broadcast Groups and higher earnings from the Company's investments in paper mills.

      Revenues for the second quarter of 1996 were $645.2 million compared with $610.0 million in the 1995 quarter, an increase of 5.8%. Revenues for the first six months of 1996 were $1.27 billion, an increase of 7.3% over the first six-month revenues of $1.18 billion in 1995. On a comparable basis, adjusted for acquisitions and dispositions of certain properties, 1996 second-quarter revenues increased by approximately 5.9% over 1995 and six-month revenues increased by approximately 7.5% over 1995.

      Costs and expenses for the Company increased to $555.0 million in the second quarter of 1996 from $527.4 million in 1995 and increased to $1.12 billion in the first six months of 1996 from $1.04 billion in 1995 due primarily to higher paper costs and higher wages and benefits costs.

      Operating profit rose to $90.3 million for the second quarter of 1996 from the operating profit of $82.6 million in 1995. Operating profit rose to $150.9 million for the first six months of 1996 from the operating profit of $140.1 million in 1995. The improvement in operating profit in the Newspaper and Broadcast Groups was partially offset by incremental corporate expenses associated with the Company's reengineering program and a decrease in operating profit at the Magazine Group.

      Income from Joint Ventures decreased to $2.2 million for the second quarter of 1996 from $2.5 million in 1995 and increased to $6.9 million in the first six months of 1996 from $4.5 million in 1995. The second-quarter decrease was due to losses from a new venture. The six-month increase was primarily a result of higher selling prices for paper at the mills in which the Company has investments offset by losses incurred from a new venture.

      The 1996 second-quarter earnings before interest, income taxes, depreciation and amortization ("EBITDA") rose to $128.8 million from $118.5 million in the 1995 quarter; EBITDA for the first six months of 1996 rose to $229.7 million from $212.0 million in the comparable 1995 period. Depreciation and amortization expense was $36.3 million in the second quarter of 1996 compared with $33.4 million in 1995 and $71.9 million for the first half of 1996 compared with $67.3 million in 1995.

      Interest expense, net of interest income, declined to $6.0 million and $12.4 million for the 1996 second quarter and six months, respectively, from $6.7 million and $14.1 million in the comparable 1995 periods. The decline was due principally to a higher level of capitalized interest in connection with facilities under construction.

      The Company utilized an effective tax rate of 45.3% for the first six months of 1996 compared with an effective tax rate of 45.9% in 1995. For the 1996 second quarter, the effective tax rate was 45.9% as compared to 44.8% in the 1995 quarter. The variations in the rates were due, in part, to varying levels of state and local taxes and foreign-source income.

Segment Information
- -------------------

- -------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                      Six Months Ended
                                                         ----------------------------------------------------------------------
                                                               June 30,         June 30,            June 30,         June 30,
(Dollars in thousands)                                          1996             1995                 1996            1995
- -------------------------------------------------------------------------------------------------------------------------------
REVENUES
Newspapers                                                     $577,195         $546,263          $1,137,515       $1,059,235
Magazines                                                        41,706           42,929              82,419           83,831
Broadcasting                                                     26,343           20,788              47,795           37,957
- -------------------------------------------------------------------------------------------------------------------------------
  Total                                                        $645,244         $609,980          $1,267,729       $1,181,023
===============================================================================================================================

OPERATING PROFIT (LOSS)
Newspapers                                                     $ 82,372         $ 71,517          $  143,518       $  122,373
Magazines                                                         6,464           10,924              13,534           21,123
Broadcasting                                                      7,988            6,228              11,372            8,972
Unallocated Corporate Expenses                                   (6,553)          (6,088)            (17,530)         (12,324)
- -------------------------------------------------------------------------------------------------------------------------------
  Total                                                        $ 90,271         $ 82,581          $  150,894       $  140,144
===============================================================================================================================

DEPRECIATION AND AMORTIZATION
Newspapers                                                     $ 34,397         $ 32,850          $   68,121       $   66,202
Magazines                                                        (1,718)          (1,945)             (3,589)          (3,860)
Broadcasting                                                      3,289            2,183               6,574            4,356
Corporate                                                           256              239                 601              436
Joint Ventures                                                       95               95                 192              190
- -------------------------------------------------------------------------------------------------------------------------------
   Total                                                       $ 36,319         $ 33,422          $   71,899       $   67,324
===============================================================================================================================

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


          -------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                     Six Months Ended
                                                 ----------------------------------------------------------------------
                                                       June 30,          June 30,             June 30,       June 30,
          (Dollars in thousands)                          1996              1995                 1996           1995
          -------------------------------------------------------------------------------------------------------------
          REVENUES
          Newspapers                                  $575,283           $546,172           $1,133,716     $1,059,144
          New Ventures                                   1,912                 91                3,799             91
          -------------------------------------------------------------------------------------------------------------
          Total Revenues                              $577,195           $546,263           $1,137,515     $1,059,235
          -------------------------------------------------------------------------------------------------------------
          EBITDA
          Newspapers                                  $118,472           $105,147           $  215,463     $  189,458
          New Ventures                                  (1,703)              (780)              (3,824)          (883)
          -------------------------------------------------------------------------------------------------------------
          Total EBITDA                                $116,769           $104,367           $  211,639     $  188,575
          -------------------------------------------------------------------------------------------------------------
          OPERATING PROFIT (LOSS)
          Newspapers                                  $ 84,382           $ 72,343           $  147,921     $  123,302
          New Ventures                                  (2,010)              (826)              (4,403)          (929)
          -------------------------------------------------------------------------------------------------------------
          Total Operating Profit                      $ 82,372           $ 71,517           $  143,518     $  122,373
          -------------------------------------------------------------------------------------------------------------

      The Group's second-quarter 1996 operating profit, excluding buyouts, rose to $86.6 million from $71.5 million in the 1995 second quarter on revenues of $577.2 million and $546.3 million respectively. Operating profit for the first six months of 1996, excluding buyouts, rose to $148.8 million from $122.4 million in 1995 on revenues of $1.14 billion and $1.06 billion respectively. The increase in the Group's revenues for both the quarter and six months was due primarily to higher advertising and circulation rates offset by softness in advertising and circulation volume. Operating profit improved despite a 25% and 33% increase in the average cost of newsprint for the quarter and first six months respectively.

      Average circulation for the three and six months ended June 30, 1996 on a comparable basis were as follows:

            ----------------------------------------------------------------
                                      Three Months Ended June 30, 1996
                                   -----------------------------------------
            (Copies in thousands)  Weekday   % Change    Sunday   % Change
            ----------------------------------------------------------------
            AVERAGE CIRCULATION
            The New York Times     1,092.8       -1.0   1,675.6       -0.8
            The Boston Globe         470.0       -6.2     758.2       -4.0
            Regional Newspapers      719.2       -3.4     771.9       -2.2
            ----------------------------------------------------------------


            ----------------------------------------------------------------
                                       Six Months Ended June 30, 1996
                                   -----------------------------------------
            (Copies in thousands)  Weekday   % Change    Sunday   % Change
            ----------------------------------------------------------------
            AVERAGE CIRCULATION
            The New York Times     1,121.1       -0.9   1,715.4       -0.8
            The Boston Globe         473.0       -5.4     765.3       -2.8
            Regional Newspapers      746.2       -4.1     804.0       -2.5
            ----------------------------------------------------------------


      The average circulation decline is partly attributable to the increase in newsstand and home delivery prices and a decrease in distribution to selected outlying areas.

      Advertising volume on a comparable basis for the quarter and six months was as follows:


       --------------------------------------------------------------------------------
                                             Three Months            Six Months
                                                Ended                   Ended
                                               June 30,                June 30,
                                           --------------------------------------------
       (Inches in thousands)                 1996    % Change         1996   % Change
       --------------------------------------------------------------------------------
       ADVERTISING VOLUME (EXCLUDING
       PREPRINTS)
       The New York Times                   956.0      +1.3        1,857.1       -2.0
       The Boston Globe                     748.6      +0.9        1,433.3       -0.7
       Regional Newspapers                3,980.6      +0.4        7,671.4       -0.6
       --------------------------------------------------------------------------------

      Advertising volume at The Times for the second quarter of 1996 increased 1.3% from the 1995 second quarter. The classified, zoned, and national categories showed increases of 4.2%, 3.6% and 1.7%, respectively, while retail showed a decrease of 7.1%. For the 1996 six months, advertising volume decreased 2.0%. All categories, except national, experienced declines with retail being the most significant with an 8.8% decrease from the 1995 six months.

      At The Globe, advertising volume for the 1996 second quarter increased 0.9% over the 1995 second quarter. Classified advertising increased 7.9% over 1995, while all other categories showed decreases. For the 1996 six months, advertising volume decreased 0.7% as a result of decreases in the retail and national categories of 6.4% and 5.9%, respectively, offset by increased advertising in the classified and zoned categories. Preprint distribution was down 3.8% for the quarter and 8.4% for the six months over 1995.

      Advertising volume at the Regional Newspaper Group for the second quarter of 1996 increased 0.4% from the 1995 second quarter. The increase was a result of higher volume in all advertising categories except retail. For the 1996 six months, advertising volume decreased 0.6% over 1995. Advertising was lower in the national and retail categories, while the legal and classified categories were up over 1995. Preprint distribution increased 2.3% and 0.6% for the second-quarter and six-month periods over 1995.

MAGAZINE GROUP: The Magazine Group is comprised of a number of publications, New Ventures such as computerized systems for golf tee-time reservations and on-line magazine services, and related activities in the sports/leisure fields.

             -----------------------------------------------------------------------------
                                        Three Months Ended           Six Months Ended
                                      ----------------------------------------------------
                                        June 30,     June 30,       June 30,    June 30,
             (Dollars in thousands)      1996        1995            1996        1995
             -----------------------------------------------------------------------------
             REVENUES
             Sports/Leisure Magazines    $38,947      $40,429        $76,990     $78,831
             Non-Compete                   2,500        2,500          5,000       5,000
             New Ventures                    259            -            429           -
             -----------------------------------------------------------------------------
             Total Revenues              $41,706      $42,929        $82,419     $83,831
             -----------------------------------------------------------------------------
             EBITDA
             Sports/Leisure Magazines    $ 6,088      $ 8,979        $12,456     $17,263
             New Ventures                 (1,342)           -         (2,511)          -
             -----------------------------------------------------------------------------
             Total EBITDA                $ 4,746      $ 8,979        $ 9,945     $17,263
             -----------------------------------------------------------------------------
             OPERATING PROFIT (LOSS)
             Sports/Leisure Magazines    $ 5,508      $ 8,424        $11,396     $16,123
             Non-Compete                   2,500        2,500          5,000       5,000
             New Ventures                 (1,544)           -         (2,862)          -
             -----------------------------------------------------------------------------
             Total Operating Profit      $ 6,464      $10,924        $13,534     $21,123
             -----------------------------------------------------------------------------

      The Magazine Group's second-quarter operating profit was $6.5 million in 1996 compared with $10.9 million in 1995 on revenues of $41.7 million and $42.9 million respectively. Operating profit for the first six months was $13.5 million in 1996 compared with $21.1 million in 1995 on revenues of $82.4 million and $83.8 million respectively. The decreases were primarily due to lower advertising revenues and an increase in paper costs.

BROADCASTING GROUP: At June 30, 1996, the Broadcasting Group consisted of six network-affiliated television stations and two radio stations.

          ---------------------------------------------------------------------
                                        Three Months             Six Months
                                           Ended                   Ended
                                  ---------------------------------------------
                                  June 30,   June 30,     June 30,   June 30,
          (Dollars in thousands)    1996      1995          1996      1995
          ---------------------------------------------------------------------
          Revenues                 $26,343    $20,788      $47,795    $37,957
          ---------------------------------------------------------------------
          EBITDA                   $11,277    $ 8,411      $17,946    $13,328
          ---------------------------------------------------------------------
          Operating Profit         $ 7,988    $ 6,228      $11,372    $ 8,972
          ---------------------------------------------------------------------

      The Broadcasting Group's second-quarter operating profit, excluding buyouts, was $8.2 million in the 1996 compared with $6.2 million in 1995 on revenues of $26.3 million and $20.8 million respectively. Operating profit, excluding buyouts, was $11.6 million for the first six months of 1996 compared with $9.0 million in 1995 on revenues of $47.8 million and $38.0 million respectively. The revenue and operating profit increases were principally attributable to the operations of WTKR-TV, Norfolk, Virginia, which was acquired in June 1995. In July 1996, the Company acquired KFOR-TV, Oklahoma City, Oklahoma and WHO-TV, Des Moines, Iowa. (See Note 4 of the Notes to Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources
- -------------------------------

      Net cash provided by operating activities was $154.3 million in the 1996 second quarter compared with $171.0 million in 1995. Such cash was primarily used to modernize facilities and equipment, pay dividends to stockholders and for acquisitions. The ratio of current assets to current liabilities was .92 at June 30, 1996, and .89 at December 31, 1995, and long-term debt and capital lease obligations as a percentage of total capitalization was 28 percent at June 30, 1996, and at December 31, 1995. The Company believes that cash generated from its operations and the availability of funds from external sources, as discussed below, should be adequate to cover working capital needs, planned capital expenditures, dividend payments to stockholders and other cash requirements.

      FINANCING: In July 1996, the Company entered into $100.0 million and $200.0 million revolving credit and term loan agreements with a group of banks ("New Agreements"). The New Agreements replace existing revolving credit and term loan agreements aggregating $170.0 million. The New Agreements expire in July 1997 and July 2001, respectively, at which time any outstanding borrowings would be payable. At the Company's discretion, these facilities may be converted into term loans at any time. Interest is payable on a quarterly basis for both agreements.

      In July 1996, the Company increased the commercial paper facility to $300.0 million from $200.0 million. In July 1996, the Company had approximately $143.0 million in outstanding commercial paper with maturities ranging up to 60 days at a weighted average interest rate of approximately 5.4%. The outstanding commercial paper is supported by the Company's New Agreements.

      The New Agreements and commercial paper facility will be used for acquisitions and general corporate purposes.

      STOCK REPURCHASE PROGRAM: At January 1, 1996, approximately $18.0 million remained under a $50.0 million authorization pursuant to a stock repurchase plan announced in February 1995. In May 1996, the Board of Directors authorized additional expenditures of up to $32.0 million. During the first six months of 1996, the Company spent approximately $3.7 million under these authorizations. Under the programs, purchases may be made from time to time either in the open market or through private transactions. The number of shares that may be purchased in market transactions may be limited as a result of The Globe acquisition. Purchases may be suspended from time to time or discontinued. Subsequent to June 30, 1996, the Company spent approximately $15.3 million under the two authorizations noted above. To date, approximately $31.0 million remain from the May 1996 authorization.

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

      The Company currently estimates that, inclusive of the College Point facility, capital expenditures for 1996 will range from $270.0 million to $290.0 million. The Company currently anticipates that depreciation and amortization will be approximately $150.0 million to $160.0 million for 1996 compared with $138.9 million in 1995.

      ACQUISITIONS: In June 1996, the Company acquired a newspaper distribution business that distributes The Times and other newspapers and periodicals throughout Long Island, Westchester and Fairfield counties in the New York City metropolitan area. The acquisition was accounted for as a purchase, accordingly, the operating results have been included in the consolidated financial statements from the acquisition date. The aggregate cost of the acquisition was $30,673,000, of which $16,695,000 was paid in cash, $9,915,000 in notes and accounts receivable which were forgiven and the remainder representing short-term notes and assumed liabilities.

      In July 1996, the Company completed the acquisition of KFOR-TV and WHO-TV, NBC-affiliated stations which serve the Oklahoma City, Oklahoma and Des Moines, Iowa markets respectively. The cost of the acquisition was approximately $226.0 million, subject to certain closing adjustments, of which approximately $143.0 million was financed by the issuance of commercial paper with the balance paid in cash.

      OTHER: At June 30, 1996, approximately $13.4 million of payments remain from charges associated with staff reductions. The cash outflows associated with these charges are expected to occur over the next three years as a result of the timing of certain union pension and welfare fund contributions. The Company does not anticipate that its ongoing business operations will be affected by this reduction of staff and expects to fund the amounts through internally-generated funds.

Factors That Could Affect Operating Results
- -------------------------------------------

      Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties, including the price of raw materials, the impact of competing products and pricing, and other risks detailed from time to time in the Company's publicly-filed documents, including its Quarterly Report on Form 10-Q for the period ended March 31, 1996.

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

                                                     THE NEW YORK TIMES COMPANY
                                                     --------------------------
                                                            (Registrant)

Date: August 14, 1996                                /S/  Diane P. Baker
      ----------------                             -----------------------------
                                                          Diane P. Baker
                                                     Senior Vice President and
                                                      Chief Financial Officer
                                                  (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                   -------------------------------------------
                           Quarter Ended June 30, 1996
                           ---------------------------

Exhibit No.                  Exhibit
- -----------                  -------

11                           Statements of Computation of Primary and
                             Fully-Diluted Net Income Per Share

27                           Financial Data Schedule