Form 10-Q
period 1996-09-29
NEW YORK TIMES CO
filed 1996-11-12
CIK 71691

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                      For Quarter Ended September 29, 1996
                       ----------------------------------

                           THE NEW YORK TIMES COMPANY
                       ---------------------------------

             (Exact name of registrant as specified in its charter)

              NEW YORK                               1-5837                              13-1102020
    ----------------------------          ----------------------------          ----------------------------
  (State or other jurisdiction of            Commission file number         (I.R.S. Employer Identification No.)
   incorporation or organization)

                    229 WEST 43RD STREET, NEW YORK, NEW YORK
               -------------------------------------------------

                    (Address of principal executive offices)

                                     10036
                                     -----

                                   (Zip Code)

       Registrant's telephone number, including area code    212-556-1234
                                                             ------------

    I ndicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Number of shares of each class of the registrant's common stock outstanding as of November 3, 1996 (exclusive of treasury shares):

Class A Common Stock                                       96,314,646 shares
Class B Common Stock                                          428,316 shares

                         PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY
                           --------------------------
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)
             (Dollars and shares in thousands, except per share data)

                                                                 Three Months Ended        Nine Months Ended
                                                               ----------------------  --------------------------
                                                               Sept. 29,   Sept. 30,    Sept. 29,     Sept. 30,
                                                                  1996        1995         1996          1995
                                                               ----------  ----------  ------------  ------------
                                                                     (13 Weeks)                (39 Weeks)
Revenues
  Advertising................................................  $  422,299  $  385,065  $  1,299,204  $  1,213,888
  Circulation................................................     134,087     139,315       442,755       407,659
  Other......................................................      72,657      48,598       154,813       132,454
                                                               ----------  ----------  ------------  ------------
      Total..................................................     629,043     572,978     1,896,772     1,754,001
                                                               ----------  ----------  ------------  ------------
Costs and Expenses
  Production Costs
    Raw Materials............................................      85,920      90,499       288,418       256,165
    Wages and Benefits.......................................     140,682     135,053       413,062       400,020
    Other....................................................     107,425      97,224       308,773       291,004
                                                               ----------  ----------  ------------  ------------
      Total..................................................     334,027     322,776     1,010,253       947,189
  Selling, General and Administrative Expenses...............     232,149     207,595       680,509       624,061
  Impairment Loss............................................     126,763      --           126,763       --
                                                               ----------  ----------  ------------  ------------
      Total..................................................     692,939     530,371     1,817,525     1,571,250
                                                               ----------  ----------  ------------  ------------
Operating (Loss) Profit......................................     (63,896)     42,607        79,247       182,751

Income from Joint Ventures...................................       6,395       3,476        13,287         8,010

Interest Expense, Net of Interest Income.....................       7,975       5,577        20,375        19,653

Gain on Dispositions, Net....................................      25,085      11,291        32,836        11,291
                                                               ----------  ----------  ------------  ------------

(Loss) Income Before Income Taxes............................     (40,391)     51,797       104,995       182,399

Income Taxes.................................................       7,293      19,591        73,153        79,578
                                                               ----------  ----------  ------------  ------------

Net (Loss) Income............................................  $  (47,684) $   32,206  $     31,842  $    102,821
                                                               ----------  ----------  ------------  ------------
                                                               ----------  ----------  ------------  ------------

Average Number of Common Shares Outstanding..................      97,008      96,343        97,472        96,983

Per Share of Common Stock
  Net (Loss) Income..........................................  $    (0.49) $      .33  $        .33  $       1.06
  Cash Dividends.............................................         .14         .14           .42           .42

           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY
                           --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                             (Dollars in thousands)

                                                                                      September 29,  December 31,
                                                                                          1996           1995
                                                                                      -------------  ------------
                                                                                       (Unaudited)
ASSETS
------

Current Assets
--------------

  Cash and short-term investments...................................................   $    43,769    $   91,442

  Accounts receivable, net..........................................................       286,023       277,974

  Inventories
    Newsprint and magazine paper....................................................        20,261        36,965
    Work-in-process, etc............................................................         5,679         5,879
                                                                                      -------------  ------------
      Total inventories.............................................................        25,940        42,844

  Other current assets..............................................................        82,459        47,394
                                                                                      -------------  ------------
      Total current assets..........................................................       438,191       459,654
                                                                                      -------------  ------------

Other Assets
------------

Investment in joint ventures........................................................       140,222       129,206

Property, plant and equipment (less accumulated depreciation of
  $784,890 in 1996 and $740,864 in 1995)............................................     1,359,967     1,276,066

Intangible assets acquired (less accumulated amortization of
  $194,773 in 1996 and $207,489 in 1995)............................................     1,476,282     1,394,844

Miscellaneous assets................................................................       104,905       116,960
                                                                                      -------------  ------------
      TOTAL ASSETS..................................................................   $ 3,519,567    $3,376,730
                                                                                      -------------  ------------
                                                                                      -------------  ------------

           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY
                           --------------------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                             (Dollars in thousands)

                                                                                      September 29,  December 31,
                                                                                          1996           1995
                                                                                      -------------  ------------
                                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
-------------------

  Accounts and notes payable........................................................   $   156,262    $  156,722
  Accrued payroll and other related liabilities.....................................        82,219        74,560
  Accrued expenses..................................................................       236,137       200,576
  Unexpired subscriptions...........................................................        90,854        81,919
  Current portion of capital lease obligations......................................         3,397         3,139
                                                                                      -------------  ------------
      Total current liabilities.....................................................       568,869       516,916
                                                                                      -------------  ------------

Other Liabilities
-----------------

  Long-term debt....................................................................       743,463       589,193
  Capital lease obligations.........................................................        47,591        48,680
  Deferred income taxes.............................................................       130,508       168,715
  Other.............................................................................       460,321       441,124
                                                                                      -------------  ------------
      Total other liabilities.......................................................     1,381,883     1,247,712
                                                                                      -------------  ------------

Stockholders' Equity
--------------------

  Capital shares....................................................................        12,774        12,705
  Additional capital................................................................       633,271       618,570
  Earnings reinvested in the business...............................................     1,252,903     1,262,022
  Common stock held in treasury, at cost............................................      (330,133)     (281,195)
                                                                                      -------------  ------------
      Total stockholders' equity....................................................     1,568,815     1,612,102
                                                                                      -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................   $ 3,519,567    $3,376,730
                                                                                      -------------  ------------
                                                                                      -------------  ------------

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

                                                                                       For the Nine Months Ended
                                                                                      ----------------------------
                                                                                      September 29,  September 30,
                                                                                          1996           1995
                                                                                      -------------  -------------

                                                                                               (39 Weeks)
OPERATING ACTIVITIES:
---------------------

Net cash provided by operating activities...........................................   $   267,683    $   197,910
                                                                                      -------------  -------------

INVESTING ACTIVITIES:
---------------------

Acquisitions, net of cash acquired..................................................      (249,620)       (71,214)
Net proceeds from dispositions......................................................        16,893         27,536
Purchases of marketable securities..................................................       --             (39,370)
Proceeds from sale of marketable securities.........................................       --              39,370
Additions to property, plant and equipment..........................................      (157,048)      (152,504)
Other-net...........................................................................        (1,690)        (5,122)
                                                                                      -------------  -------------
Net cash used in investing activities...............................................      (391,465)      (201,304)
                                                                                      -------------  -------------

FINANCING ACTIVITIES:
---------------------

Long-term obligations
  Increase..........................................................................       153,900        400,000
  Reduction.........................................................................        (2,558)      (274,864)
Capital Shares
  Issuance..........................................................................           582          1,302
  Repurchase........................................................................       (34,877)       (46,536)
Dividends paid to stockholders......................................................       (40,989)       (40,760)
Other-net...........................................................................            51            259
                                                                                      -------------  -------------
Net cash provided by financing activities...........................................        76,109         39,401
                                                                                      -------------  -------------

(Decrease) increase in cash and short-term investments..............................       (47,673)        36,007

Cash and short-term investments at the beginning of the year........................        91,442         41,419
                                                                                      -------------  -------------
Cash and short-term investments at the end of the quarter...........................   $    43,769    $    77,426
                                                                                      -------------  -------------
                                                                                      -------------  -------------

           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY
                           --------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (Unaudited)

1. GENERAL

    a. The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 1995 for The New York Times Company (the "Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. Because of the seasonal nature of the business, results for the interim periods are not necessarily indicative of a full year's operations.

    b. Earnings per share is computed after preference dividends and is based on the weighted average number of Class A and Class B common shares outstanding during the periods. The dilutive effect of the Company's common stock equivalents (shares under option) was insignificant or anti-dilutive, thus, fully-diluted earnings per share is not presented.

    c. Certain reclassifications have been made to the 1995 Condensed Consolidated Financial Statements to conform with classifications used at September 29, 1996.

2. IMPAIRMENT LOSS

    In September 1996, the Company recorded a non-cash accounting charge related to an impairment of certain long-lived assets as required by the Financial Accounting Standards Board No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121 charge"). As a result of the Company's recently completed strategic review process, updated analyses were prepared to determine if there was impairment of any long-lived asset and certain assets, primarily in the Newspaper Group, met the test for impairment. These assets were associated with three small regional newspapers, certain wholesale distribution operations and a printing facility. The revised carrying values of these assets were generally calculated on the basis of discounted estimated future cash flow and resulted in the pre-tax non-cash charge of $126,763,000 ($94,500,000 after-tax or $.97 per share).

    The SFAS 121 charge has no impact on the Company's 1996 cash flow or its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expense related to these assets will decrease in future periods. However, in conjunction with the review for impairment, the estimated lives of certain of the Company's long-lived assets were reviewed, which resulted in the acceleration of amortization expense for certain intangible assets. In the aggregate, the net effect of the change on depreciation and amortization expense is not anticipated to have a material effect on earnings per share in the future.

3. INCOME TAXES

    The variances between the effective tax rate on income before income taxes and the federal statutory rate are as follows:

                                         Three Months Ended                          Nine Months Ended
                             ------------------------------------------  ------------------------------------------
                                September 29,         September 30,         September 29,         September 30,
                                     1996                  1995                  1996                  1995
                             --------------------  --------------------  --------------------  --------------------

                                          % of                  % of                  % of                  % of
(Dollars in thousands)        Amount     Pre-tax    Amount     Pre-tax    Amount     Pre-tax    Amount     Pre-tax
---------------------------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Pre-tax income*............  $  61,288      100.0% $  40,506      100.0% $ 198,923      100.0% $ 171,108      100.0%
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Tax at federal statutory
  rate.....................     21,451       35.0%    14,177       35.0%    69,623       35.0%    59,888       35.0%
State and local income
  taxes, net of federal
  benefits.................      4,266        7.0%    (2,006)      (5.0%)   12,551        6.3%     7,181        4.2%
Amortization of
  nondeductible intangible
  assets acquired..........      1,807        2.9%     1,485        3.7%     7,140        3.6%     8,010        4.7%
Foreign income.............       (427)      (0.7%)     (184)      (0.5%)   (1,528)      (0.7%)   (1,404)      (0.8%)
Other net..................        667        1.1%      (215)      (0.4%)    2,327        1.1%      (431)      (0.3%)
                             ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income taxes at effective
  tax rate*................     27,764       45.3%    13,257       32.8%    90,113       45.3%    73,244       42.8%
SFAS 121 charge............    (32,264)               --                   (32,264)               --
Gain on Dispositions,
  Net......................     11,793                 6,334                15,304                 6,334
                             ---------             ---------             ---------             ---------
Income Tax Expense.........  $   7,293             $  19,591             $  73,153             $  79,578
                             ---------             ---------             ---------             ---------
                             ---------             ---------             ---------             ---------

--------------------------

* Exclusive of the 1996 SFAS 121 charge and the Gain on Dispositions, Net in 1996 and 1995.

    The variance between the effective tax rate on the SFAS 121 charge and the Gain on Dispositions, Net and the federal statuory rate is primarily due to the nondeductibility of certain assets and state and local taxes included in the tax calculation.

4. ACQUISITIONS/DISPOSITIONS

    a. Acquisitions
    ---------------

        In July 1996, the Company acquired KFOR-TV in Oklahoma City, Oklahoma and WHO-TV in Des Moines, Iowa ("New Television Stations"). The acquisition was accounted for as a purchase. Accordingly, the operating results have been included in the consolidated financial statements from the acquisition date. The aggregate cost of the acquisition was approximately $234,075,000, of which approximately $232,925,000 was paid in cash with the balance representing accrued liabilities. The purchases resulted in increases in intangible assets of approximately $193,272,000 (consisting primarily of network affiliation agreements, FCC licenses and other intangible assets); property plant and equipment of $33,532,000 and other assets of $9,468,000. Net liabilities assumed as a result of the transaction totaled approximately $2,197,000.

        In June 1996, the Company acquired a newspaper distribution business ("Newspaper Distribution Business") that distributes The Times and other newspapers and periodicals throughout Long Island, Westchester and Fairfield counties in the New York City metropolitan area. The acquisition was accounted for as a purchase. Accordingly, the operating results have been included in the consolidated financial statements from the acquisition date. The aggregate cost of the acquisition was $30,673,000, of which $16,695,000 was paid in cash, $9,915,000 in notes and accounts receivable which were forgiven and the remainder representing short-term notes and assumed liabilities. The purchase resulted in increases of intangible assets of approximately $27,644,000 (consisting primarily of a customer list) and accounts receivable and equipment of $3,029,000.

        In June 1995, the Company acquired WTKR-TV in Norfolk, Virginia. The acquisition was accounted for as a purchase. Accordingly, the operating results have been included in the consolidated financial statements from the acquisition date. The aggregate net cost of the acquisition was $71,301,000, which was paid in cash. The purchase resulted in increases in intangible assets of approximately $61,343,000 (which consist of a network affiliation agreement, FCC licenses and other intangible assets); property, plant and equipment of $11,189,000, and other assets of $445,000. Net liabilities assumed as a result of the transaction totaled approximately $1,676,000.

    b. Dispositions
    ---------------

        In September 1996, the Company recognized a gain contingency from the disposition of a paper mill in a prior year. This resulted in a pre-tax gain of approximately $25,085,000 ($.14 per share).

        In June 1996, the Company sold its building at 110 Fifth Avenue, New York, New York. The sale resulted in a pre-tax gain of approximately $7,751,000 ($.04 per share).

        In the third quarter of 1995, the Company completed the sales of six small regional newspapers. The sales resulted in a net pre-tax gain of approximately $11,291,000 ($4,957,000 after taxes, or $.05 per share). In addition, the Company sold a small regional newspaper in the second quarter of 1995. The sale did not have a material effect on the Company's consolidated financial statements.

    Had the acquisitions and dispositions occurred at the beginning of each period presented, the pro forma impact on the results of operations for each period presented would not have been material. The third quarter and nine months of 1996 include the results of the New Television Stations, the Newspaper Distribution Business and WTKR-TV. The third quarter and nine months of 1996 do not include any operations from the small regional newspapers sold in 1995.

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

    The agreements permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. The New Agreements include provisions which require, among other matters, minimum specified levels of stockholders' equity. At September 29, 1996, approximately $863,000,000 of stockholders' equity was unrestricted under the new agreement.

    In July 1996, the Company increased its commercial paper facility to $300,000,000 from $200,000,000. At September 29, 1996, the Company had approximately $153,900,000 in outstanding commercial paper with maturities ranging up to 71 days at a weighted average interest rate of approximately 5.4%. The September 29, 1996 amount is included in long-term debt since the Company has the intention and ability, supported by the Company's New Agreements, to refinance these obligations for at least one year.

    The New Agreements and commercial paper facility will be used for acquisitions and general corporate purposes. In July 1996, the Company utilized approximately $143,000,000 of the commercial paper facility to finance its acquisition of the New Television Stations.

6. STOCK REPURCHASE PROGRAM

    During the first nine months of 1996, the Company spent approximately $34,900,000 to repurchase approximately 1,150,000 shares of Class A Common Stock at an average price of $30.33 under the February 1995 authorization of $50,000,000 and the May 1996 authorization of $32,000,000. Subsequent to September 29, 1996, the Company spent approximately $3,100,000 to repurchase approximately 86,500 shares of Class A Common Stock at an average price of $35.56. To date, approximately $12,000,000 remain from the May 1996 authorization.

7. EQUITY PUT OPTIONS

    In addition to the Company's stock repurchase program (see Note 6), the Company sold put options in two private placements that entitle the holder, upon exercise, to sell one share of Class A Common Stock to the Company at a specified price. At September 29, 1996, approximately $1,200,000 was included in other liabilities on the accompanying Condensed Consolidated Balance Sheets, which represents the amount that the Company would be obligated to pay if all the options were exercised. The proceeds from the sale of put options are accounted for as additional paid-in capital. All put options that were outstanding at September 29, 1996 expired in October 1996.

8. STAFF REDUCTIONS

    In the nine months ended September 1996, the Company recorded approximately $12,600,000, or $.07 per share, of pre-tax charges relating to additional staff reductions primarily at The New York Times ("The Times") and corporate headquarters. In the year ended 1995, the Company recorded pre-tax charges of approximately $10,100,000, or $.06 per share, for workforce reductions at The Times, The Boston Globe and corporate headquarters. In 1993, the Company recorded pre-tax charges of $35,400,000, or $.23 per share, for severance and related costs for staff reductions at The Times.

    At September 29, 1996 and December 31, 1995, approximately $18,014,000 and $17,472,000, respectively, were included in accrued expenses on the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid balance of these pre-tax charges. The remaining cash outflows associated with these charges are expected to occur over the next three years due to the timing of certain union pension and welfare fund contributions.

Item 2. Management's Discussion and Analysis
--------------------------------------------

Advertising and circulation revenues accounted for approximately 68% and 23%, respectively, of the Company's revenues in the first nine months of 1996. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters. Advertising volume tends to be less in these quarters because economic activity is lower in the post-holiday season and the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

    The cost of raw materials for the Company and the entire publishing industry has been adversely affected by the significant increases in newsprint and magazine paper prices throughout 1995 and into 1996. However, paper prices have begun to decline and prices in the 3rd quarter of 1996 were lower than those in 1995. The lower prices are expected to continue through the end of 1996. The Company currently expects that in the fourth quarter of 1996 these lower prices will reduce the cost of raw materials in the Newspaper and Magazine Groups and will result in slightly lower Income from Joint Ventures.

    Beginning with the 1996 first quarter, equity ownership interests in investments of between 20% and 50% held by the Company are reported on a pre-tax basis and are included in the line "Income from Joint Ventures" in the Condensed Consolidated Statements of Operations. These equity ownership interests include investments in two paper mills, the International Herald Tribune S.A.S. ("IHT") and a new venture. The 1995 amounts have been reclassified to conform with this presentation.

    The 1996 third-quarter and nine-month results were affected by the following special factors:

    - $126.8 million pre-tax non-cash accounting charge ($.97 per share for the quarter and nine months) related to the measurement for impairment of long-lived assets as required by Financial Accounting Standards Board No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121 charge").

    - $25.1 million pre-tax gain ($.14 per share for the quarter and nine months) resulting from the recognition of a gain contingency from the disposition of a paper mill in a prior year.

    - $7.0 million pre-tax charge for the quarter ($.04 per share) and $12.6 million pre-tax charge for the nine months ($.07 per share) for severance and related costs resulting from work force reductions ("buyouts").

    - $7.8 million pre-tax gain ($.04 per share for the nine months) from the sale of the 110 Fifth Avenue building.

    The 1995 third-quarter and nine-month results were affected by the following special factor:

    - $11.3 million pre-tax gain ($.05 per share for the quarter and nine months) resulting from a sale of six small regional newspapers.

    It is likely that the Company will continue to have severance and related costs due to workforce reductions in 1996 and subsequent years, as the Company responds to competitive conditions and changes in technology by reducing its cost structure and streamlining its operations.

RESULTS OF OPERATIONS
---------------------

The 1996 third-quarter net loss was $47.7 million, or $.49 per share, compared with net income of $32.2 million, or $.33 per share, in 1995. For the first nine months of 1996, net income was $31.8 million, or $.33 per share compared, with $102.8 million, or $1.06 per share, in 1995. Exclusive of the special factors described above, 1996 third-quarter and nine-month net income would have been $37.4 million, or $.38 per share, and $115.7 million, or $1.19 per share, compared to 1995 third-quarter and nine-month net income, which would have been $27.2 million, or $.28 per share, and $97.8 million, or $1.01 per share, respectively. The increase in 1996 net income (exclusive of special factors) of 37.3% for the quarter and 18.3% for the nine months is principally due to improved operations in the Newspaper and Broadcast Groups and higher earnings from paper mills in which the Company has investments.

    Revenues for the third quarter of 1996 were $629.0 million compared with $573.0 million in the 1995 quarter, an increase of 9.8%. Revenues for the first nine months of 1996 were $1.90 billion, an increase of 8.1% over the first nine-month revenues of $1.75 billion in 1995. On a comparable basis, adjusted for acquisitions and dispositions of certain properties, 1996 third-quarter revenues increased by approximately 8.5% over 1995 and nine-month revenues increased by approximately 7.8% over 1995.

    Production costs and expenses for the third quarter of 1996 increased to $334.0 million in 1996 from $322.8 million in 1995. The increase was due to higher wage and benefit expenses, offset in part by lower newsprint and magazine paper prices. Production costs and expenses for the first nine months of 1996 were $1.01 billion compared with $947.2 million in 1995. The increase was due to higher newsprint and magazine paper prices in the first half of the year, higher wages and benefits, and increased depreciation expenses associated with new equipment.

    Selling, general and administrative expenses for the third quarter and nine months of 1996 were $232.1 million and $680.5 million compared with $207.6 million and $624.1 million in the 1995 comparable periods. The increases were primarily due to buyout charges, increased salary and benefit expenses, and increased amortization costs associated with acquisitions.

    In September 1996, the Company recorded the SFAS 121 charge of $126.8 million (See Note 2 of the Notes To Condensed Financial Statements).

    Operating profit before special factors, rose to $69.9 million for the third quarter of 1996 from the operating profit of $42.6 million in 1995 and rose to $218.6 million for the first nine months of 1996 from $182.8 million in 1995. The improvement in operating profit in the Newspaper and Broadcast Groups was partially offset by incremental corporate expenses associated with the Company's reengineering program and a decrease in operating profit at the Magazine Group.

    Income from Joint Ventures increased to $6.4 million for the third quarter of 1996 from $3.5 million in 1995 and increased to $13.3 million in the first nine months of 1996 from $8.0 million in 1995. The increases were primarily a result of higher selling prices for paper at the mills in which the Company has investments offset by losses incurred from a new venture.

    The 1996 third-quarter earnings, excluding the SFAS 121 charge and Gains on Dispositions, Net and before interest, income taxes, depreciation and amortization ("EBITDA") rose to $108.3 million from $80.6 million in the 1995 quarter; EBITDA for the first nine months of 1996 rose to $330.2 million from $292.6 million in the comparable 1995 period. Depreciation and amortization expense was $39.0 million in the third quarter of 1996 compared with $34.5 million in 1995 and $110.9 million for the first nine months of 1996 compared with $101.9 million in 1995.

    Interest expense, net of interest income, increased to $8.0 million and $20.4 million for the 1996 third quarter and nine months, respectively, from $5.6 million and $19.7 million in the comparable 1995 periods. The increase was due principally to the financing cost associated with the acquisition of the New Television Stations in July 1996.

    Gain on Dispositions, Net increased to $25.1 million for the third quarter of 1996 from $11.3 million in 1995 and increased to $32.8 million in the first nine months of 1996 from $11.3 million in 1995. The third quarter and nine months include a $25.1 million gain from the recognition of a gain contingency and a $7.8 million gain from the sale of a building (see special factors described above). The 1995 third quarter and nine months included a $11.3 million gain resulting from a sale of six small newspapers (see special factors described above).

    The Company utilized an effective tax rate, exclusive of the taxes related to the special factors, of 45.3% for the quarter and first nine months of 1996, compared with an effective tax rate of 32.7% and 42.8% in the comparable 1995 periods. The variations in the rates for both periods primarily related to a favorable state tax ruling in the third quarter of 1995.

SEGMENT INFORMATION
-------------------

                                                            Three Months Ended            Nine Months Ended
                                                       ----------------------------  ----------------------------
                                                       September 29,  September 30,  September 29,  September 30,
(Dollars in thousands)                                     1996           1995           1996           1995
-----------------------------------------------------  -------------  -------------  -------------  -------------
REVENUES
Newspapers...........................................   $   557,208    $   507,334    $ 1,694,723    $ 1,566,569
Magazines............................................        40,217         43,430        122,636        127,261
Broadcasting.........................................        31,618         22,214         79,413         60,171
                                                       -------------  -------------  -------------  -------------
    Total............................................   $   629,043    $   572,978    $ 1,896,772    $ 1,754,001
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
OPERATING (LOSS) PROFIT
Newspapers...........................................   $   (61,281)   $    36,085    $    82,237    $   158,458
Magazines............................................         6,287          7,466         19,821         28,589
Broadcasting.........................................         7,331          4,397         18,703         13,369
Unallocated Corporate Expenses.......................       (16,233)        (5,341)       (41,514)       (17,665)
                                                       -------------  -------------  -------------  -------------
    Total............................................   $   (63,896)   $    42,607    $    79,247    $   182,751
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
DEPRECIATION AND AMORTIZATION
Newspapers...........................................   $    34,780    $    32,633    $   102,901    $    98,835
Magazines............................................        (1,929)        (2,113)        (5,518)        (5,973)
Broadcasting.........................................         5,447          3,503         12,021          7,859
Corporate............................................           651            421          1,252            857
Joint Ventures.......................................            96             95            288            285
                                                       -------------  -------------  -------------  -------------
    Total............................................   $    39,045    $    34,539    $   110,944    $   101,863
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

A discussion of the operating results of the Company's segments follows:

    NEWSPAPER GROUP: The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 Regional Newspapers, newspaper wholesalers, and Information Services (which includes a news service, a features syndicate, TimesFax, licensing operations of The Times databases and microfilm). The New Ventures category consists of new projects developed in electronic media by The Times and The Globe as well as various new media investments such as Video News International.

                                                            Three Months Ended            Nine Months Ended
                                                       ----------------------------  ----------------------------
                                                       September 29,  September 30,  September 29,  September 30,
(Dollars in thousands)                                     1996           1995           1996           1995
-----------------------------------------------------  -------------  -------------  -------------  -------------
REVENUES
Newspapers...........................................   $   555,471    $   506,944    $ 1,689,187    $ 1,566,088
New Ventures.........................................         1,737            390          5,536            481
                                                       -------------  -------------  -------------  -------------
Total Revenues.......................................   $   557,208    $   507,334    $ 1,694,723    $ 1,566,569
                                                       -------------  -------------  -------------  -------------
EBITDA
Newspapers...........................................   $   102,191    $    71,963    $   317,654    $   261,444
New Ventures.........................................        (3,000)        (3,245)        (6,824)        (4,151)
                                                       -------------  -------------  -------------  -------------
Total EBITDA.........................................   $    99,191    $    68,718    $   310,830    $   257,293
                                                       -------------  -------------  -------------  -------------
OPERATING (LOSS) PROFIT
Newspapers...........................................   $   (54,895)   $    39,457    $    93,026    $   162,759
New Ventures.........................................        (6,386)        (3,372)       (10,789)        (4,301)
                                                       -------------  -------------  -------------  -------------
Total Operating Profit...............................   $   (61,281)   $    36,085    $    82,237    $   158,458
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

    The Group's third-quarter 1996 operating profit, excluding buyouts and the SFAS 121 charge, rose to $62.7 million from $36.1 million in the 1995 third quarter on revenues of $557.2 million and $507.3 million respectively. Operating profit for the first nine months of 1996, excluding buyouts and the SFAS 121 charge, rose to $211.5 million from $158.5 million in 1995 on revenues of $1.69 billion and $1.57 billion respectively. The increase in the Group's revenues for both the quarter and nine months was due primarily to higher advertising and circulation revenues as a result of higher rates offset by softness in advertising and circulation volume. The improvement in operating profit for the third quarter included the favorable effect of a 4% decrease in the Company's average cost of newsprint over the 1995 third quarter. Operating profit for the nine months improved despite a 20% increase in the Company's average cost of newsprint over the comparable 1995 period.

    Average circulation for the three and nine months, 1996 on a comparable basis were as follows:

                                                                             Three Months Ended September 29, 1996
                                                                        ------------------------------------------------
(Copies in thousands)                                                     Weekday     % Change     Sunday     % Change
----------------------------------------------------------------------  -----------  -----------  ---------  -----------
AVERAGE CIRCULATION
The New York Times....................................................     1,050.5       (1.1%)     1,635.7      (0.7%)
The Boston Globe......................................................       472.0       (5.4%)       767.5      (4.0%)
Regional Newspapers...................................................       696.8       (2.9%)       756.8      (1.4%)


                                                                              Nine Months Ended September 29, 1996
                                                                        ------------------------------------------------
(Copies in thousands)                                                     Weekday     % Change     Sunday     % Change
----------------------------------------------------------------------  -----------  -----------  ---------  -----------
AVERAGE CIRCULATION
The New York Times....................................................     1,096.2       (1.0%)      1690.8      (0.7%)
The Boston Globe......................................................       472.7       (5.5%)       766.1      (3.2%)
Regional Newspapers...................................................       729.7       (3.8%)       788.3      (2.1%)

    The average circulation decline is partly attributable to the increase in newsstand and home delivery prices and a decrease in distribution to selected outlying areas.

    Advertising volume on a comparable basis for the quarter and nine months was as follows:

                                                                         Three Months Ended      Nine Months Ended
(Inches in thousands)                                                      September 29,           September 29,
---------------------------------------------------------------------  ----------------------  ----------------------
                                                                         1996      % Change      1996      % Change
                                                                       ---------  -----------  ---------  -----------
ADVERTISING VOLUME (EXCLUDING PREPRINTS)
The New York Times...................................................      848.2      (2.4)%     2,705.8      (2.1)%
The Boston Globe.....................................................      698.5      (0.4)%     2,131.9      (0.6)%
Regional Newspapers..................................................    3,711.0      (0.1)%    11,382.4      (0.4)%

    Advertising volume at The Times for the third quarter of 1996 decreased 2.4% from the 1995 third quarter. The retail and zoned categories showed decreases of 5.3% and 9.0%, respectively, while national and classified showed increases of 2.9% and 0.8%. For the 1996 nine months, advertising volume decreased 2.1%. All categories, except national, experienced declines, with retail being the most significant with a 7.9% decrease from the 1995 nine months.

    At The Globe, advertising volume for the 1996 third quarter decreased 0.4% over the 1995 third quarter. The decrease was primarily attributable to lower volume in the retail and national categories of 9.1% and 3.5% respectively. For the 1996 nine months, advertising volume decreased 0.6% as a result of decreases in the retail, national and zoned categories of 7.3%, 5.2%, and 0.3%, respectively, offset by increased advertising in the classified category of 5.1%. Preprint distribution was down 3.5% for the quarter and 6.9% for the nine months from 1995.

    Advertising volume at the Regional Newspapers decreased 0.1% and 0.4% for the third-quarter and nine-month periods from the 1995 comparable periods respectively. The decreases were a result of lower volume in the retail and national advertising categories, offset by an increase in the legal and classified categories over 1995. Preprint distribution increased 2.0% and 1.1% for the third-quarter and nine-month periods over 1995 respectively.

    MAGAZINE GROUP: The Magazine Group is comprised of a number of publications, New Ventures such as computerized systems for golf tee-time reservations and on-line magazine services, and related activities in the sports/leisure fields.

                                                            Three Months Ended            Nine Months Ended
                                                       ----------------------------  ----------------------------
                                                       September 29,  September 30,  September 29,  September 30,
(Dollars in thousands)                                     1996           1995           1996           1995
-----------------------------------------------------  -------------  -------------  -------------  -------------
REVENUES
Sports/Leisure Magazines.............................    $  37,412      $  40,930     $   114,402    $   119,761
Non-Compete..........................................        2,500          2,500           7,500          7,500
New Ventures.........................................          305         --                 734        --
                                                       -------------  -------------  -------------  -------------
Total Revenues.......................................    $  40,217      $  43,430     $   122,636    $   127,261
                                                       -------------  -------------  -------------  -------------
EBITDA
Sports/Leisure Magazines.............................    $   6,982      $   5,432     $    19,438    $    22,695
New Ventures.........................................       (1,553)           (79)         (4,064)           (79)
                                                       -------------  -------------  -------------  -------------
Total EBITDA.........................................    $   5,429      $   5,353     $    15,374    $    22,616
                                                       -------------  -------------  -------------  -------------
OPERATING PROFIT (LOSS)
Sports/Leisure Magazines.............................    $   5,525      $   5,045     $    16,921    $    21,168
Non-Compete..........................................        2,500          2,500           7,500          7,500
New Ventures.........................................       (1,738)           (79)         (4,600)           (79)
                                                       -------------  -------------  -------------  -------------
Total Operating Profit...............................    $   6,287      $   7,466     $    19,821    $    28,589
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

    The Magazine Group's third-quarter operating profit, excluding the SFAS 121 charge, was $7.4 million in 1996, compared with $7.5 million in 1995 on revenues of $40.2 million and $43.4 million respectively. Operating profit for the first nine months, excluding the SFAS 121 charge, was $20.9 million in 1996, compared with $28.6 million in 1995 on revenues of $122.6 million and $127.3 million respectively. The decreases were primarily due to lower advertising revenues in both the third quarter and nine months and an increase in paper costs for the nine months of 1996 over 1995.

    BROADCASTING GROUP: The Broadcasting Group is comprised of eight network-affiliated television stations and two radio stations.

                                                            Three Months Ended            Nine Months Ended
                                                       ----------------------------  ----------------------------
                                                       September 29,  September 30,  September 29,  September 30,
(Dollars in thousands)                                     1996           1995           1996           1995
-----------------------------------------------------  -------------  -------------  -------------  -------------
Revenues.............................................    $  31,618      $  22,214      $  79,413      $  60,171
                                                       -------------  -------------  -------------  -------------
EBITDA...............................................    $  12,778      $   7,900      $  30,724      $  21,228
                                                       -------------  -------------  -------------  -------------
Operating Profit.....................................    $   7,331      $   4,397      $  18,703      $  13,369
                                                       -------------  -------------  -------------  -------------

    The Broadcasting Group's third-quarter operating profit, was $7.3 million in the 1996 compared with $4.4 million in 1995 on revenues of $31.6 million and $22.2 million respectively. Operating profit, excluding buyouts, was $18.9 million for the first nine months of 1996 compared with $13.4 million in 1995 on revenues of $79.4 million and $60.2 million respectively. The revenue and operating profit increases were principally attributable to the operations of WTKR-TV, Norfolk, Virginia, which was acquired in June 1995, and two NBC affiliates acquired in July 1996, KFOR-TV, Oklahoma City, Oklahoma and WHO-TV, Des Moines, Iowa. (See Note 4 of the Notes to Condensed Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Net cash provided by operating activities was $267.7 million in the 1996 third quarter compared with $197.9 million in 1995. Such cash in addition to the utilization of funds from external sources, were primarily used to modernize facilities and equipment, pay dividends to stockholders and for acquisitions. The Company believes that cash generated from its operations and the availability of funds from external sources, as discussed below, should be adequate to cover working capital needs, planned capital expenditures, dividend payments to stockholders and other cash requirements. The ratio of current assets to current liabilities was .77 at September 29, 1996, and .89 at December 31, 1995, and long-term debt and capital lease obligations as a percentage of total capitalization was 34% at September 29, 1996, and 28% at December 31, 1995.

    ACQUISITIONS: In July 1996, the Company acquired KFOR-TV in Oklahoma City, Oklahoma and WHO-TV in Des Moines, Iowa ("New Television Stations"). The acquisition was accounted for as a purchase. Accordingly, the operating results have been included in the consolidated financial statements from the acquisition date. The aggregate cost of the acquisition was approximately $234.1 million, of which approximately $232.9 million was paid in cash and the balance representing accrued liabilities.

    In June 1996, the Company acquired a newspaper distribution business that distributes The Times and other newspapers and periodicals throughout Long Island, Westchester and Fairfield counties in the New York City metropolitan area. The acquisition was accounted for as a purchase. Accordingly, the operating results have been included in the consolidated financial statements from the acquisition date. The aggregate cost of the acquisition was $30.7 million, of which $16.7 million was paid in cash, $9.9 million in notes and accounts receivable which were forgiven and the remainder representing short-term notes and assumed liabilities.

    FINANCING: In July 1996, the Company entered into $100.0 million and $200.0 million revolving credit and term loan agreements with a group of banks ("New Agreements"). The New Agreements replaced existing revolving credit and term loan agreements aggregating $170.0 million. The New Agreements expire in July 1997 and July 2001, respectively, at which time any outstanding borrowings would be payable. At the Company's discretion, these facilities may be converted into term loans at any time. Interest is payable on a quarterly basis for both agreements.

    In July 1996, the Company increased the commercial paper facility to $300.0 million from $200.0 million. At September 29, 1996, the Company had approximately $153.9 million in outstanding commercial paper with maturities ranging up to 71 days at a weighted average interest rate of approximately 5.4%. The outstanding commercial paper is supported by the Company's New Agreements.

    The New Agreements and commercial paper facility will be used for acquisitions and general corporate purposes. In July 1996, the Company utilized approximately $143.0 million of the commercial paper facility to finance the acquisition of the New Television Stations.

    Subsequent to September 29,1996, a former jointly-owned affiliate, Spruce Falls Power and Paper Company Limited, repaid a $26.5 million loan receivable. The loan repayment period was not scheduled to commence until December 1997.

    LOSS IMPAIRMENT: The $126.8 million SFAS 121 charge has no impact on the Company's 1996 cash flow or its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expense related to these assets will decrease in future periods. In conjunction with the review for impairment, the estimated useful lives of certain of the Company's long-lived assets were reviewed. This review resulted in the acceleration of amortization expense for certain intangible assets. In the aggregate, the net effect of the change on depreciation and amortization expense is not anticipated to have a material effect on earnings per share in the future.

    STOCK REPURCHASE PROGRAM: At January 1, 1996, approximately $18.0 million remained under a $50 million authorization pursuant to a stock repurchase plan announced in February 1995. In May 1996, the Board of Directors authorized additional expenditures of up to $32.0 million. During the first nine months of 1996, the Company spent approximately $34.9 million under these authorizations. Under the programs, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. Subsequent to September 29, 1996, the Company spent approximately $3.1 million under the May authorization noted above. To date, approximately $12.0 million remain from the May 1996 authorization.

    CAPITAL EXPENDITURES: The Company is constructing a new production and distribution facility in College Point, New York for the production of The Times. The Company estimates that the cost of the new facility will be approximately $315.0 million, exclusive of capitalized interest currently projected to be $35.0 million. At September 29, 1996, approximately $248.9 million has been incurred. Construction began in August 1994 and completion is expected in the middle of 1997.

    The Company currently estimates that, inclusive of the College Point facility, capital expenditures for 1996 will range from $235.0 million to $250.0 million. The Company currently anticipates that depreciation and amortization will be approximately $150.0 million to $160.0 million for 1996 compared with $138.9 million in 1995.

    OTHER: At September 29, 1996, approximately $18.0 million of payments remain from charges associated with staff reductions. The cash outflows associated with these charges are expected to occur over the next three years as a result of the timing of certain union pension and welfare fund contributions. The Company expects to fund the amounts through internally-generated funds.

FACTORS THAT COULD AFFECT OPERATING RESULTS
-------------------------------------------

    Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties, including the price of newsprint and magazine paper prices that differ from levels anticipated by the Company, national and local economic conditions that could influence the level of retail, national and classified advertising revenue and circulation revenue, the impact of competing products and pricing that could affect levels (rate and volume) of advertising and circulation generated by the markets served by the Company's business segments, and other risks detailed from time to time in the Company's publicly-filed documents, including its Quarterly Reports on Form 10-Q for the period ended March 31, 1996.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------
    (a) EXHIBITS
    ------------

     10.1 The Company's 1991 Executive Stock Incentive Plan, as amended through September 19, 1996

     10.2  The Company's 1991 Executive Cash Bonus Plan, as amended through
           September 19, 1996

     10.3  The Company's Non-Employee Director's Stock Option Plan, as amended through
           September 19, 1996

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

                                                THE NEW YORK TIMES COMPANY
                                                --------------------------
                                                        (Registrant)

Date: November 12, 1996
      -----------------

                                                            /s/ Diane P. Baker
                                               --------------------------------------------
                                                              Diane P. Baker
                                                         Senior Vice President and
                                                          Chief Financial Officer
                                                       (Principal Financial Officer)

                  Exhibit Index to Quarterly Report Form 10-Q
                   -------------------------------------------

                        Quarter Ended September 29, 1996
                        -------------------------------

EXHIBIT NO.                                                 EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------

10.1         The Company's 1991 Executive Stock Incentive Plan, as amended through September 19, 1996

10.2         The Company's 1991 Executive Cash Bonus Plan, as amended through September 19, 1996

10.3         The Company's Non-Employee Director's Stock Option Plan, as amended through September 19, 1996

11.          Statements of Computation of Primary and Fully-Diluted Net Income Per Share

27.          Financial Data Schedule