Form 10-K
period 1996-12-29
NEW YORK TIMES CO
filed 1997-03-28
CIK 71691

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

FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996        COMMISSION FILE NUMBER 1-5837

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

                                 Not Applicable
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes. V . No.  ....

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

    The aggregate market value of Class A Common Stock held by non-affiliates as of March 27, 1997, was approximately $3.45 billion. As of such date, non-affiliates held 47,798 shares of Class B Common Stock. There is no active market for such stock.

    The number of outstanding shares of each class of the registrant's common stock as of March 27, 1997, was as follows: 97,611,723 shares of Class A Common Stock and 425,001 shares of Class B Common Stock.

                              DOCUMENT INCORPORATED BY REFERENCE                                    PART
Proxy Statement for the 1997 Annual Meeting of Stockholders ...................................   III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO THE NEW YORK TIMES COMPANY
                                 1996 FORM 10-K

                              -------------------

                                     PART I

ITEM NO.                                                                                    PAGE
-------------------------------------------------------------------------------------  ---------
 1. Business.........................................................................          1
      Introduction...................................................................          1
        Summary of Segment Information...............................................          1
      Newspapers.....................................................................          1
        The New York Times...........................................................          2
          Circulation................................................................          2
          Advertising................................................................          2
          Production and Distribution................................................          3
        The Boston Globe.............................................................          4
          Circulation................................................................          4
          Advertising................................................................          5
          Production.................................................................          5
        Regional Newspapers..........................................................          5
        Information Services.........................................................          6
        New Ventures.................................................................          6
      Magazines......................................................................          7
        New Ventures.................................................................          8
      Broadcasting...................................................................          8
      Forest Products Investments and Other Joint Ventures...........................          9
        Forest Product Investments...................................................          9
        Other Joint Ventures.........................................................          9
      Raw Materials..................................................................         10
      Competition....................................................................         10
      Employees......................................................................         11
 2. Properties.......................................................................         11
 3. Legal Proceedings................................................................         12
 4. Submission of Matters to a Vote of Security Holders..............................         12
      Executive Officers of the Registrant...........................................         12

                                    PART II

 5. Market for the Registrant's Common Equity and Related Stockholder
      Matters........................................................................         15
 6. Selected Financial Data..........................................................         15
 7. Management's Discussion and Analysis of Financial Condition and Results of
      Operations.....................................................................         15
 8. Financial Statements and Supplementary Data......................................         15
 9. Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure.....................................................................         15

                                    PART III

10. Directors and Executive Officers of the Registrant...............................         15
11. Executive Compensation...........................................................         15
12. Security Ownership of Certain Beneficial Owners and Management...................         15
13. Certain Relationships and Related Transactions...................................         15

                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..................         16

                                     PART I

ITEM 1. BUSINESS.

                                  INTRODUCTION

    The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company including newspapers, magazines, television and radio stations, electronic information and publishing and interests in forest products companies.

    The Company currently classifies its businesses into the following segments:

        Newspapers: THE NEW YORK TIMES ("THE TIMES"); THE BOSTON GLOBE, a daily newspaper, and the BOSTON SUNDAY GLOBE (both editions, "THE GLOBE"); 18 other daily and three non-daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina ("Regional Newspapers"); various newspaper on-line products; newspaper distributors in the New York City and Boston metropolitan areas; news, photo and graphics services and news and features syndication; TIMESFAX; THE NEW YORK TIMES INDEX; and licensing of electronic data bases and microform, CD-ROM products and the trademarks and copyrights of THE TIMES.

        Magazines: GOLF DIGEST, GOLF WORLD, GOLF SHOP OPERATIONS, TENNIS, TENNIS BUYER'S GUIDE, CRUISING WORLD, SAILING WORLD, SNOW COUNTRY and SNOW COUNTRY BUSINESS. In March 1997, the Company announced its intention to sell TENNIS, TENNIS BUYER'S GUIDE, CRUISING WORLD, SAILING WORLD, SNOW COUNTRY and SNOW COUNTRY BUSINESS.

        Broadcasting: television stations WTKR-TV in Norfolk, Virginia; WREG-TV in Memphis, Tennessee; KFOR-TV in Oklahoma City, Oklahoma; WNEP-TV in Wilkes-Barre/Scranton, Pennsylvania; WHO-TV in Des Moines, Iowa; WHNT-TV in Huntsville, Alabama; WQAD-TV in Moline, Illinois; and KFSM-TV in Fort Smith, Arkansas; and radio stations WQXR (FM) and WQEW (AM) in New York City.

        Forest Products Investments and Other Joint Ventures: Minority equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine and a one-half interest in the INTERNATIONAL HERALD TRIBUNE.

SUMMARY OF SEGMENT INFORMATION

    In 1996, the Company's consolidated revenues increased to $2,615,026,000 from $2,409,069,000 in 1995. The increase in revenues was principally due to higher advertising and circulation rates at the Newspaper Group and the additional revenues associated with the Company's recently acquired television stations. The Company's net income in 1996 was $84,534,000, or $.87 per share, compared with $135,860,000, or $1.40 per share, in 1995. Exclusive of special factors set forth on page F-4 on this Form 10-K, annual earnings from ongoing operations would have been $1.91 per share in 1996, compared with $1.41 per share in 1995. A summary of segment information for the three years ended December 29, 1996, is set forth on pages F-2 and F-3 of this Form 10-K. Also see "Management's Discussion and Analysis" on pages F-4 through F-10 of this Form 10-K.

    The Company changed its fiscal year-end to the last Sunday in December, beginning with the fiscal year ended December 29, 1996.

                                   NEWSPAPERS

    The Newspaper Group had revenues of $2,335,346,000 in 1996, compared with $2,161,022,000 in 1995, and an operating profit of $179,611,000 in 1996, compared with $212,634,000 in 1995. (These amounts include certain special items for 1996 which are discussed in more detail in "Management's Discussion and Analysis" on page F-4 of this Form 10-K.) Operating profit for the year after special items increased due to higher advertising and circulation revenues resulting from higher rates.

    The Newspaper Group segment consists of two categories: Newspapers (consisting of THE NEW YORK TIMES, THE BOSTON GLOBE, 21 Regional Newspapers, newspaper distributors, and Information Services) and New Ventures (consisting of projects developed in electronic media by THE TIMES, THE GLOBE and the Regional Newspapers, as well as various new media investments). The Newspapers category had revenues of $2,326,784,000 in 1996 and an operating profit of $195,176,000 in 1996, while the New Ventures category had revenues of $8,562,000 and an operating loss of $15,565,000.

THE NEW YORK TIMES
    CIRCULATION

    THE TIMES, a standard-size weekday and Sunday newspaper which commenced publication in 1851, is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 62% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester and parts of upstate New York, Connecticut and New Jersey; 38% is sold elsewhere. On Sundays, approximately 60% of the circulation is sold in the greater New York City area and 40% elsewhere. According to reports of the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 1996, of all seven-day United States newspapers, THE TIMES's weekday and Sunday circulations were the largest.

    THE TIMES's average weekday and Sunday circulations for the three 12-month periods ended September 30, 1996, as audited by ABC (except as indicated), are shown in the table below:

                                                                       Weekday     Sunday
                                                                     -----------  ---------
                                                                     (Thousands of copies)
1996 (unaudited)...................................................     1,112.6     1,702.4
1995...............................................................     1,124.3     1,720.3
1994...............................................................     1,148.8     1,742.2

    During the year ended December 29, 1996, the average weekday circulation of THE TIMES decreased by approximately 17,800 copies to 1,102,900 copies and the average Sunday circulation of THE TIMES decreased by approximately 32,100 copies to 1,680,500 copies. Approximately 56% of the weekday circulation and 49% of the larger Sunday circulation were sold through home and office delivery; the remainder was sold primarily on newsstands. THE TIMES's increasing percentage of home and office delivery is part of its continuing strategy to improve the stability of its circulation base and provide enhanced value to its advertisers.

    The weekly rate charged to subscribers for home-delivered copies of THE TIMES in the New York City metropolitan area is $7.20. The suggested newsstand price of THE TIMES within the New York City metropolitan area is $.60 on weekdays and $2.50 on Sundays. The suggested newsstand price in the New England-Middle Atlantic states outside the New York City metropolitan area is $1.00 on weekdays and $3.00 on Sundays. The suggested newsstand price of the National Edition, distributed throughout the rest of the country, is $1.00 on weekdays and $4.00 on Sundays.

  ADVERTISING

    THE TIMES published 3,768,400 inches of advertising in 1996, compared with 3,811,100 inches in the comparable 1995 period. Both figures include part-run volume, which totaled 1,000,400 inches in 1996, compared with 1,054,300 inches in 1995.

    Total volume in THE TIMES for the two years ended December 29, 1996, as measured by THE TIMES, is shown in the table below. The "National" heading in the table below includes such categories as entertainment, financial, magazine and general advertising.

                       Full Run
           ---------------------------------                         Preprint
            Retail    National   Classified     Zoned    Total(1)     Copies
            Inches     Inches      Inches      Inches     Inches    Distributed
           ---------  ---------  -----------  ---------  ---------  -----------
                           (Inches and Preprints in Thousands)
1996           620.2    1,229.6       918.2     1,000.4    3,768.4     296,839
1995(2)        662.3    1,173.8       920.7     1,054.3    3,811.1     303,553

------------------------

(1)   All totals exclude preprint inches.

(2) For comparability, 1995 has been restated to conform with the 1996 presentation.

The table includes volume for THE NEW YORK TIMES MAGAZINE, which published 3,009 pages of advertising in 1996, compared with 2,809 pages in 1995.

    Advertising rates for THE TIMES increased an average of 9.5% in January 1996, and 6.5% in January 1997.

  PRODUCTION AND DISTRIBUTION

    THE TIMES is processed through electronic editing terminals and sent electronically to high-resolution image setters. THE TIMES's program to enable editors to paginate the newspaper, by electronically designing and constructing the news text, headlines and graphics on the newspaper page rather than having them pasted up manually, was virtually completed in 1996. In 1997, one last remaining section will be paginated and the news and advertising on each page of the newspaper will be merged electronically.

    Generally, THE TIMES is printed at its Manhattan production facility, its production and distribution facility in Edison, New Jersey, and its new production and distribution facility in College Point, Queens. The College Point facility began to come on line in 1996, and will become fully operational in the second half of 1997. The Manhattan facility will be phased out during 1997.

    When the transition is complete, the Edison and College Point facilities will print all the advance sections of the Sunday newspaper (except THE NEW YORK TIMES MAGAZINE and the Television section) and all of the weekday New York edition. The Edison facility houses six 10-unit Goss Colorliner presses; College Point has five of the same presses. Both facilities have the capacity to print in color and have modern, automated packaging and distribution equipment.

    THE TIMES has agreements with two commercial printing companies to print THE NEW YORK TIMES MAGAZINE and its Television section. On February 18, 1997, THE TIMES began to distribute copies of the newspaper from two Northeast printing sites with which it has entered into contract printing agreements. These sites are near Boston (at THE GLOBE) and in Springfield, Virginia.

    The National Edition of THE TIMES is printed under contract at eight sites: in the Midwest from printing sites in Chicago, Illinois, and Warren, Ohio; in the West from printing sites in Torrance and Walnut Creek, California, and Tacoma, Washington; in the Southwest from a printing site in Austin, Texas; and in the Southeast from printing sites in Atlanta, Georgia, and Ft. Lauderdale, Florida. Satellite transmission of page images to the National Edition printing sites permits early-morning delivery to homes and newsstands in many major markets. THE TIMES entered into an agreement, effective January 1, 1997, with a national magazine distribution company to become the exclusive sales and marketing representative for the National Edition. During 1996, THE TIMES entered into agreements with approximately 30 newspapers and other delivery agents located in the United States and Canada to deliver THE TIMES in their respective markets and, in some cases, to expand current markets. The agreements include various arrangements for delivery on Sundays and weekdays to homes and newsstands.

    A subsidiary of the Company, City & Suburban Delivery Systems, Inc. ("City & Suburban") operates a wholesale newspaper distribution business that distributes THE TIMES and other newspapers and periodicals in New York City and central and northern New Jersey. In June 1996 City & Suburban acquired the business of Imperial Delivery Service, Inc., a newspaper wholesaler that distributed newspapers and other periodicals throughout Long Island (New York) and the counties of Westchester (New York) and Fairfield (Connecticut). In October 1996, City & Suburban expanded its operations into central New Jersey. Approximately 69% of THE TIMES's single-copy daily circulation and 70% of its single-copy Sunday circulation in the New York City metropolitan area are delivered to retail outlets through City & Suburban. Approximately 88% of THE TIMES's daily home-delivered circulation and 91% of its Sunday home-delivered circulation are delivered to depots through City & Suburban.

THE BOSTON GLOBE

    THE GLOBE is owned and published by the Company's subsidiary, Globe Newspaper Company (as used herein, "THE GLOBE" may also be used to refer to Globe Newspaper Company).

  CIRCULATION

    THE GLOBE is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC reports, as of September 29, 1996, the weekday circulation of THE GLOBE was the 14th largest of any weekday newspaper; circulation of the Sunday edition was the ninth largest of any Sunday newspaper published in the United States; and its weekday and Sunday circulation was the largest of all newspapers published in either Boston or New England.

    The following table shows the average weekday and Sunday paid circulation of THE GLOBE for the editions and the periods indicated, as reported to or audited by ABC.

     Period                                                            Weekday      Sunday
-------------------------------------------------------------------  -----------  -----------
                                                                      (Thousands of copies)
26 Weeks ended September 29, 1996..................................       471.0        763.1
52 Weeks ended March 31, 1996......................................       492.9        785.4

    During the year ended December 29, 1996, the average weekday circulation of THE GLOBE decreased 25,500 copies below 1995 to 472,200 copies and the average Sunday circulation decreased by 26,600 copies below 1995 to 762,700 copies.

    Approximately 71% of THE GLOBE's total weekday circulation and 60% of THE GLOBE's total Sunday circulation are sold through home or office delivery; the remainder are sold primarily on newsstands. Virtually all of THE GLOBE's home-delivered circulation is delivered through THE GLOBE's distribution subsidiary, Community Newsdealers, Inc. During 1996, THE GLOBE and its subsidiary, Retail Sales, Inc., assumed greater direct control of single copy distribution to further improve the stability of its circulation base. In December 1996, such distribution accounted for approximately 60% of average daily single copy distribution (up from 54% in January 1996) and 53% of its average Sunday single copy distribution (up from 45% in January 1996).

    The weekly rate charged to subscribers for home-delivered copies of THE GLOBE is $5.00 within the 30-mile radius of Boston and $5.50 outside of the 30-mile radius. The suggested newsstand price of THE GLOBE throughout its circulation area is $.50 on weekdays and $2.00 on Sundays.

  ADVERTISING

    THE GLOBE's total advertising volume by category of advertising for the two years ended December 29, 1996, for all editions, as measured by THE GLOBE, is set forth below:

                        Full Run
           -----------------------------------                           Preprint
            Retail     National    Classified      Zoned     Total(1)     Copies
            Inches      Inches       Inches       Inches      Inches    Distributed
           ---------  -----------  -----------  -----------  ---------  -----------
                             (Inches and Preprints in Thousands)
1996           764.5       549.5      1,332.8        304.4     2,951.2     686,628
1995(2)        809.4       570.8      1,246.7        304.1     2,931.0     721,187

------------------------

(1)   All totals exclude preprint inches.

(2) For comparability, 1995 has been restated to conform with the 1996 presentation.

    Advertising rates in each category of advertising were adjusted in 1996. The latest increase in retail advertising rates occurred on September 1, 1996. Increases in classified and national advertising rates occurred effective April 1, 1996, and July 1, 1996, respectively. These rate increases ranged from 5% to 8%.

  PRODUCTION

    THE GLOBE's pagination project, which started in 1989, continued according to plan, as full-page output increased in 1996 to a weekly average of 1,100 pages per week, or almost 90% of THE GLOBE's pages produced weekly. THE GLOBE plans to complete pagination of the remaining portions of the newspaper during 1997.

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

                        Daily Newspapers                               Non-Daily Newspapers

                      SARASOTA HERALD-TRIBUNE                         THE NEWS-SUN (Sebring/
                             (Fla.)                                       Avon Park, Fla.)
                      THE PRESS DEMOCRAT (Santa                       MARCO ISLAND EAGLE
                          Rosa, Cal.)                                     (Fla.)
                      THE LEDGER (Lakeland, Fla.)                     NEWS-LEADER
                      THE GAINESVILLE SUN (Fla.)                          (Fernandina Beach, Fla.)
                          SANTA BARBARA
                      NEWS-PRESS (Cal.)
                          SPARTANBURG
                      HERALD-JOURNAL (S.C.)
                      WILMINGTON MORNING STAR
                            (N.C.)
                      STAR-BANNER (Ocala, Fla.)
                      TIMES DAILY
                            (Florence, Ala.)
                      THE TUSCALOOSA NEWS (Ala.)
                      THE GADSDEN TIMES (Ala.)
                      THE COURIER (Houma, La.)
                      TIMES-NEWS
                            (Hendersonville, N.C.)
                      DAILY WORLD (Opelousas, La.)
                      THE DISPATCH (Lexington, N.C.)
                      DAILY COMET (Thibodaux, La.)
                      PALATKA DAILY NEWS (Fla.)
                      LAKE CITY REPORTER (Fla.)






    The regional daily newspapers' weekday circulation for the year ended December 29, 1996, decreased 23,600 copies to 730,100 copies, and Sunday circulation decreased 14,200 copies to 789,700 copies; the circulation of the non-dailies decreased 2,000 copies to 34,000 copies. Advertising volume, stated on the basis of six columns per page, was 15,560,600 inches in 1996, compared with 15,525,100 inches in 1995. These figures exclude the circulation numbers and advertising volume of seven newspapers which were sold in 1995. (See Note 2 of Notes to Consolidated Financial Statements.) Preprints distributed in 1996 were 929,486,000, compared with 915,930,000 in 1995 (in each case, not including preprints distributed by the seven Regional Newspapers sold in 1995).

    All of the Regional Newspapers are produced by photocomposition and offset printing.

INFORMATION SERVICES

    The New York Times Syndication Sales Corporation ("Syndication Sales") operates The New York Times News Service, The New York Times Syndicate and the licensing and reprint permission operations of THE TIMES. The News Service transmits articles, graphics and photographs from THE TIMES, THE GLOBE and other publications to approximately 650 newspapers and magazines in the United States and in more than 50 countries worldwide. The New York Times Syndicate markets other supplemental news services and feature material, graphics and photographs from THE TIMES and other leading news sources to newspapers and magazines around the world. Syndication Sales maintains two sites (introduced in 1995) on the World Wide Web with news about computers and health.

    NYT Business Information Services, through the group's Index department and Times On-Line Services, Inc., produces THE NEW YORK TIMES INDEX, a print publication. The Company licenses LEXIS/ NEXIS, Dow Jones Business Information Services, UMI, Knight-Ridder Information, Inc., DataTimes and Online Computer Library Center, Incorporated to store, market and distribute its on-line computer data bases. The Company also licenses UMI to produce and sell THE NEW YORK TIMES INDEX and THE TIMES on microform and CD-ROM.

    In 1996, the Company continued to expand its distribution of TIMESFAX, a six- to eight-page synopsis of THE TIMES delivered to customers' facsimile machines or personal computers in markets where THE TIMES is not easily available. In addition to distribution by satellite to cruise ships and U.S. Navy vessels, TIMESFAX is distributed to hotels, governments and corporations in over 50 countries and territories. It can also be accessed via the Internet.

    NYT Custom Publishing designs, writes, edits, produces, sells and markets magazines for clients under contract, including IBM and Four Seasons Hotels Limited. The Company has announced that the NYT Custom Publishing division is for sale.

    Information Services also develops and markets new services, including CD-ROM disks, database marketing and multimedia education services.

    As of January 1997, Information Services was restructured and Syndication Sales, NYT Business Information Services, and TIMESFAX became a part of THE NEW YORK TIMES.

NEW VENTURES

    In 1994, the Company created and introduced @TIMES, an on-line service which carries information from THE TIMES on America Online. This service, now renamed The New York Times on America Online, is one of the most frequently accessed services on America Online. THE NEW YORK TIMES's website, The New York Times on the Web, is located at "nytimes.com." and went on-line in January 1996. The New York Times on the Web has attracted almost 1 million registered users with an average of over 3 million pages per week viewed by users of the site. In the fall of 1995, a new subsidiary of THE GLOBE, Boston Globe Electronic Publishing, Inc., launched its Internet site located at "Boston.com." Its goal is to become the principal information provider for Internet users interested in New England. During 1996, both Boston.com and The New York Times on the Web generated advertising revenue. THE TIMES and THE GLOBE have participated in the development of Careerpath.com, the leading employment database on the Internet. Several Regional Newspapers have created on-line services tailored to their local market interests and needs. Also, the SARASOTA HERALD-TRIBUNE operates a 24-hour local news cable television channel which reaches approximately 90,000 subscribers.

    In April 1995, the Company acquired a majority interest in Video News International ("VNI"), a worldwide video newsgathering operation specializing in low-cost, high-quality footage for sale globally to major television and cable networks. In December 1996, VNI ceased operations. In January 1997, the Company established a unit to pursue certain programming ventures utilizing THE NEW YORK TIMES and other content.

    In September 1995, the Company invested in OVATION, a visual and performing arts cable television network, which launched in April 1996. OVATION is available through 29 U.S. cable systems as well as in St. Lucia, West Indies, and Bermuda. OVATION currently reaches 800,000 subscribers.

                                   MAGAZINES

    The Company's Magazine Group had revenues of $161,077,000 in 1996, compared with $162,941,000 in 1995, and operating profit of $24,778,000 in 1996, compared with $28,741,000 in 1995.

    The Magazine Group segment consists of two categories: Magazines (including those publications set forth in the table below) and New Ventures (including computerized systems for golf tee time reservations, on-line magazine services and related activities in the sports/leisure field). The Magazines category had revenues of $160,039,000 in 1996 and an operating profit of $32,537,000 in 1996, while the New Ventures category had revenues of $1,038,000 and an operating loss of $7,759,000 in 1996. The Magazine Group's revenues for 1996 include $10,000,000 relating to the non-competition agreement entered into in connection with the sale of the Women's Magazines Division on July 26, 1994, to Gruner+Jahr Printing and Publishing Co. The terms of the sale included a four-year $40,000,000 non-competition agreement. (See Note 2 of Notes to Consolidated Financial Statements.)

    As of December 29, 1996, the Company published the magazines listed in the chart below:

                                                       PUBLICATION
    MAGAZINE                                              CYCLE         SUBJECT/AUDIENCE      RATE BASE
--------------------------------------------------  ------------------  --------------------  ---------
Golf Digest.......................................  Monthly             Golf                  1,500,000
Tennis............................................  Monthly             Tennis                 800,000
Snow Country......................................  8 issues per year   Skiing/mountain        475,000
                                                                        lifestyle
Cruising World....................................  Monthly             Recreational sailors   146,000
Golf World........................................  46 issues per year  Golf                   145,000
Sailing World.....................................  Monthly             Racing sailors          65,000
Golf Shop Operations..............................  10 issues per year  Golf trade              23,266(3)
Snow Country
  Business........................................  3 issues per year   Ski trade               20,244(3)
Tennis Buyer's Guide..............................  5 issues per year   Tennis trade            11,813(3)

                                                                    PERCENTAGE                    PERCENTAGE
                                                                     INCREASE                      INCREASE
                                                                   (DECREASE) IN                 (DECREASE) IN
                                                                      AVERAGE                     ADVERTISING
                                                      AVERAGE       CIRCULATION    ADVERTISING       PAGES
    MAGAZINE                                        CIRCULATION(1)   OVER 1995      PAGES(2)       OVER 1995
--------------------------------------------------  ------------   -------------   -----------   -------------
Golf Digest.......................................   1,504,100            (0.3)       1,252             (4.0)
Tennis............................................     800,600            (0.5)         743              3.6
Snow Country......................................     475,000            (0.9)         787             (3.3)

Cruising World....................................     147,100            (2.5)       1,329             (2.6)
Golf World........................................     146,700             0.3        1,475            (12.3)
Sailing World.....................................      65,700            (4.1)         524            (10.1)
Golf Shop Operations..............................      17,600             2.9        1,255             (9.3)
Snow Country
  Business........................................      15,100            (4.4)         230            (15.1)
Tennis Buyer's Guide..............................      10,100            (6.5)         134            (38.0)

------------------------------
(1)   As reported by the publisher to ABC or the Business Publications
    Association.

(2) As reported by the publisher to Publisher's Information Bureau ("PIB"); or, in the case of trade publications, as calculated by the publisher using the same methodology as for PIB.

(3) For these trade publications, the average print order is disclosed as the applicable measure for advertisers.

    In March 1997, the Company announced its intention to sell TENNIS, TENNIS BUYER'S GUIDE, CRUISING WORLD, SAILING WORLD, SNOW COUNTRY and SNOW COUNTRY BUSINESS.

NEW VENTURES

    In October 1995, the Company acquired the business of PAR Business Systems, Inc., which provides computerized systems for golf tee time reservations and automated pro shop business systems for the golf industry. The tee time system is known as T-LINKS-TM- and is being operated by Golf Digest Information Systems, Inc., an indirect subsidiary of the Company. The Magazine Group has also commenced construction of a driving range at THE TIMES's printing facility in Edison, New Jersey. The range will feature heated stalls and a teaching center. The Magazine Group offers various golf and travel information and excerpts from its publications on the World Wide Web.

                                  BROADCASTING

    The Broadcast Group had revenues of $118,603,000 in 1996, up from $85,106,000 in 1995, and an operating profit of $30,596,000 in 1996, compared with $18,943,000 in 1995. The Company acquired KFOR-TV, an NBC affiliate, which serves the Oklahoma City, Oklahoma, market and WHO-TV, an NBC affiliate, which serves the Des Moines, Iowa, market, in July 1996. (See Note 2 of Notes to Consolidated Financial Statements.) The acquisition, Olympic advertising revenue at KFOR-TV and WHO-TV, and higher advertising revenues at most of the Company's other stations, including the full year's revenues at WTKR-TV (acquired in June
1995), accounted for the improved results.

    The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. The Telecommunications Act of 1996 lengthened television station license terms from five to eight years and radio station license terms from seven to eight years. The licenses for WREG-TV (Memphis, Tenn.), WHNT-TV (Huntsville, Ala.), WQAD-TV (Moline, Ill.) and KFSM-TV (Fort Smith, Ark.) will expire on August 1, 1997, April 1, 1997, December 1, 1997, and June 1, 1997, respectively. Applications for renewal of the licenses are due four months prior to the expiration date. The licenses of KFOR-TV (Oklahoma City, Okla.) and WHO-TV (Des Moines, Iowa) will expire in 1998. The license for WNEP-TV (Wilkes-Barre/Scranton, Pa.) will expire in 1999. The license for WTKR-TV was just renewed for a five-year term expiring October 1, 2001, which will be extended to October 1, 2004, pursuant to the FCC's implementation of the Telecommunications Act of 1996. The Company expects its future applications for renewal of its television station licenses will result in such licenses being renewed for eight-year periods.

    All of the television stations have three principal sources of revenue: local advertising sold to advertisers in the immediate geographic areas of the stations, national spot advertising and compensation paid by the networks for carrying commercial network programs. WTKR-TV, WREG-TV, WHNT-TV and KFSM-TV are affiliated with the CBS Television Network; WNEP-TV and WQAD-TV are affiliated with the ABC Television Network; and KFOR-TV and WHO-TV are affiliated with the NBC Television Network.

    WTKR-TV, WREG-TV, KFOR-TV, WHO-TV, WQAD-TV and KFSM-TV are in the VHF band; WNEP-TV and WHNT-TV are in the UHF band, as are all other stations in their markets. According to A. C. Nielsen Company, a research company which measures audiences for television stations, Norfolk is the 40th largest television market in the United States, Memphis is the 42nd largest, Oklahoma City is the 43rd largest market, Wilkes-Barre/Scranton is the 49th largest, Des Moines is the 72nd largest market, Huntsville is the 81st largest, Moline is part of the Quad Cities market, the 88th largest, and Fort Smith is the 118th largest market.

    The Company's two radio stations serve the New York City metropolitan area. WQXR (FM) is currently the only commercial classical music station serving this market. WQEW (AM) is the only station covering the total New York City region that offers a format of American popular standards for the market. The licenses of WQEW(AM) and WQXR(FM) were renewed during 1994 and will expire on

June 1, 1998. The Company expects its future applications for renewal of the radio station licenses will result in such licenses being renewed for an eight-year period.

              FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

    The Company has ownership interests in one newsprint mill and one supercalendered paper mill (the "Forest Products Investments"), the INTERNATIONAL HERALD TRIBUNE and a new venture. Income from these joint ventures in 1996 was $18,223,000, increased from $15,029,000 in 1995. The improved results for 1996 were due principally to higher average selling prices for paper at the Forest Products Investments, partially offset by losses incurred by the new venture.

FOREST PRODUCTS INVESTMENTS

    The Company has a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by Donohue, Inc. ("Donohue"), a publicly-traded Canadian company whose voting shares are controlled by Quebecor, a Canadian publishing company. Malbaie purchases pulp from Donohue and manufactures newsprint from this raw material on the paper machine it owns within the Donohue paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Donohue for its pulp. In 1996 Malbaie produced 196,000 metric tons of newsprint, 76,000 tons of which were sold to the Company, with the balance sold to Donohue for resale.

    The Company has an equity interest in a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison"). Madison is a partnership between Northern SC Paper Corporation ("Northern") and a subsidiary of Myllykoski Oy, a Finnish papermaking company. Through Northern, the Company's interest in Madison is 40%. Madison produces supercalendered paper at its facility in Madison, Maine. Madison purchases all its wood from local suppliers, mostly under long-term contracts. In 1996 Madison produced 169,000 metric tons, 11,000 tons of which were sold to the Company. In 1997 Madison's five largest customers (of which the fourth largest is the Company) are expected to purchase approximately 54% of Madison's budgeted production.

    The debt of Malbaie and Madison is not guaranteed by the Company.

    Malbaie and Madison are subject to comprehensive environmental protection laws, regulations and orders of provincial, federal, state and local authorities of Canada or the United States (the "Environmental Laws"). The Environmental Laws impose effluent and emission limitations and require Malbaie and Madison to obtain, and operate in compliance with the conditions of, permits and other governmental authorizations ("Governmental Authorizations"). Malbaie and Madison follow policies and operate monitoring programs to ensure compliance with applicable Environmental Laws and Governmental Authorizations and to minimize exposure to environmental liabilities. Various regulatory authorities periodically review the status of the operations of Malbaie and Madison. Based on the foregoing, the Company believes that Malbaie and Madison are in substantial compliance with such Environmental Laws and Governmental Authorizations.

OTHER JOINT VENTURES

    Each of the Company and The Washington Post Company owns a one-half interest in the International Herald Tribune S.A.S, which publishes the INTERNATIONAL HERALD TRIBUNE. In 1996, the Company began a five-year term as managing partner of the newspaper's operations. The newspaper is edited in Paris and printed simultaneously in Frankfurt, Hong Kong, London, Marseille, New York, Paris, Rome, Singapore, The Hague, Tokyo and Zurich. The International Herald Tribune opened a new print site in Kuala Lumpur, Malaysia, and expects to open one in Bangkok, Thailand, in the first half of 1997.

    NYT Broadcast Holdings, Inc., a wholly-owned subsidiary of the Company, owns 10% (down from 40% at the beginning of 1996) of Popcorn Channel, L.P. The Popcorn Channel, a basic cable network which launched in November 1995, ceased operations in December 1996.

                                 RAW MATERIALS

    The primary raw materials used by the Company are newsprint and supercalendered and coated paper. Neither the Company nor any of its businesses is dependent on any one supplier of paper.

    In 1996, THE TIMES used approximately 276,000 metric tons of newsprint, compared to 281,000 in 1995. The 1995 amount has been restated to include newsprint used to print the Sunday television guide in order to conform with the 1996 amount. In 1996, THE NEW YORK TIMES MAGAZINE used approximately 19,000 metric tons of supercalendered paper, a grade of magazine quality paper, compared to 20,000 in 1995. In 1996, THE GLOBE used approximately 136,000 metric tons of newsprint, compared to 142,000 in 1995. The 1995 amount has been restated to include newsprint used to print the Sunday comics and the television guide in order to conform with the 1996 amount. The Regional Newspapers used approximately 90,500 metric tons of newsprint in 1996, compared to 94,000 in 1995. In 1996, the magazines published by the Magazine Group used approximately 14,400 metric tons of coated paper, compared to 16,100 in 1995.

    The paper used by THE TIMES, THE NEW YORK TIMES MAGAZINE, THE GLOBE, the Regional Newspapers and the magazines published by the Magazine Group was purchased under long-term contracts with related suppliers in which the Company holds equity interests (see "Forest Product Investments") and unrelated suppliers.

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

    THE GLOBE competes with other daily, weekly and national newspapers distributed in Boston, its neighboring suburbs and the greater New England region, including, among others, THE BOSTON HERALD (daily and Sunday). THE GLOBE also competes with other communications media, such as direct mail, magazines, radio and television (including cable television). Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc., for the 12-month period ending December 29, 1996, THE GLOBE ranked first in advertising inches among all newspapers published in Boston and New England.

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

    Madison and Malbaie are in a highly competitive industry.

                                   EMPLOYEES

    As of December 29, 1996, the Company had approximately 12,800 full-time equivalent employees.

    Approximately 3,950 full-time equivalent employees of THE TIMES and City & Suburban are represented by 16 unions. THE TIMES has collective bargaining agreements effective through March 30, 2000, with all of its production unions, except for New York Newspaper Printing Pressmen's Union (which contract expires on March 30, 2005, and covers approximately 450 employees), and with all of its non-production unions, except for the International Brotherhood of Electricians (which contract expires on March 30, 1999, and covers approximately 20 employees in this non-production union) and the International Union of Operating Engineers. (One of this non-production union's contracts with THE TIMES, covering approximately 20 employees, expired in mid-1996; the parties are continuing to negotiate a successor contract.) City & Suburban has collective bargaining agreements effective through March 30, 2000, with its sole production union and with two of its three non-production unions. City & Suburban's contract with the United Auto Workers (covering approximately 50 employees in this non-production union) expired in May 1995; the parties are continuing to negotiate a successor contract. THE TIMES reached agreements with three of its production unions (covering approximately 970 employees) on a wage package for the period beginning March 31, 1996, and ending March 30, 2000. Wage packages covering the same period with the other unions representing production and non-production employees at THE TIMES and City & Suburban (approximately 3,400 employees) are being negotiated. If such negotiations are not successful, the wage packages will be submitted to binding arbitration for resolution.

    THE GLOBE and its subsidiaries employ approximately 3,000 full-time equivalent employees. Of these, approximately 2,000 are represented by 12 unions. As of December 29, 1996, a labor agreement with one of its 11 production unions expired. Negotiations have commenced and THE GLOBE expects them to be successfully completed in 1997. Negotiations continue with two production unions, one of whose contract expired on December 31, 1992 and the other on December 31, 1995. THE GLOBE expects to conclude these negotiations successfully in 1997 as well. Eight other production unions have contracts which continue to be in effect with expiration dates ranging from December 31, 1998, to December 31, 2001. Its agreement for the period January 1, 1995, through December 31, 1997, with The Boston Globe Employees Association ("BGEA"), an affiliate of The Newspaper Guild that represents non-production employees of THE GLOBE, was ratified by the BGEA membership on March 20, 1997.

    Three other entities owned by the Company (THE PRESS DEMOCRAT, WQXR and WQEW) also have collective bargaining agreements covering certain of their employees.

ITEM 2. PROPERTIES.

    THE TIMES: The Company owns its headquarters at 229 West 43d Street, New York, New York. The building has 15 stories and approximately 714,000 square feet of floor space and serves as a publishing facility for THE TIMES. During late 1995, a renovation of THE TIMES's newsroom commenced. The renovation is expected to be complete by 1999. The renovation was designed to give THE TIMES necessary additional space and an enhanced electrical infrastructure.

    A second publishing facility is located in Edison, New Jersey. This 1,300,000 square foot production and distribution facility is occupied pursuant to a long-term lease with renewal and purchase options. The Edison plant began producing newspapers in 1992. The Edison facility replaced an older production facility in Carlstadt, New Jersey, which is for sale.

    The Edison facility was the first step in a plan to modernize the production facilities of THE TIMES. To complete its modernization plan, the Company will replace the production facility housed in the basement at its 43d Street facility with a 515,000 square foot printing and distribution plant in College Point, Queens, to be operational in the middle of 1997. The Company is leasing the 31-acre site in College Point and has the option to purchase the property at any time prior to the end of the lease in 2019. Together with the Edison plant, the College Point facility will provide a number of benefits, including later deadlines, increased color in the daily paper, increased flexibility in paging and sectioning the paper and daily advertising inserts.

    THE GLOBE owns its printing plants in Boston (652,000 square feet) and Billerica (290,000 square feet), Massachusetts, as well as its Sunday pre-print storage, inserting and packaging plant in Westwood, Massachusetts (115,000 square feet). THE GLOBE and its subsidiaries own or lease office and other facilities that are suitable and adequate for their current activities.

    The Regional Newspapers own their printing facilities. The Company's Regional Newspapers, magazines, broadcast stations and information businesses own or lease office facilities that are suitable and adequate for their current activities. A new 180,000 square foot color printing facility is under construction at THE LEDGER in Lakeland, Florida, and completion is expected by the end of 1997.

    The Company sold its office building at 110 Fifth Avenue in New York City in June 1996. The building had been used by the Women's Magazines Division, which was sold in 1994.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

        EXECUTIVE OFFICERS OF THE REGISTRANT

                                           Employed By
                                            Registrant                         Position(s) As Of
Name                                  Age     Since                            March 28, 1997(1)
------------------------------------  ---  ------------   -----------------------------------------------------------
CORPORATE OFFICERS
Arthur Ochs Sulzberger.......  71      1951        Chairman (since 1973); Chief Executive Officer; Director;
                                                            Publisher of THE NEW YORK TIMES ("THE TIMES") (1963 to
                                                            1992)

Russell T. Lewis.............  49      1966(2)     President and Chief Operating Officer (since
                                                   1996); President and General Manager of THE
                                                     TIMES (1993 to 1996); Deputy General Manager
                                                     of THE TIMES (1991 to 1993)

Diane P. Baker...............  42      1995        Senior Vice President, Chief Financial Officer
                                                   (since 1995) and Treasurer (since 1996); Group
                                                     Senior Vice President--Chief Financial
                                                     Officer of R.H. Macy & Co., Inc. ("Macy's")
                                                     (1993 to 1995); Senior Vice
                                                     President--Finance and Chief Financial
                                                     Officer of Macy's (1990 to 1993)

Katharine P. Darrow..........  53      1970(3)     Senior Vice President (since 1993),
                                                   Broadcasting (since 1993), Real Estate (since
                                                     1993), Corporate Communications (since 1996),
                                                     Corporate Development and Human Resources
                                                     (1993 to 1996); Vice President (1988 to
                                                     1993), Broadcasting/Information Services and
                                                     Corporate Development

------------------------------
(1) During the past five years, all of the executive officers listed above have held positions which were the same or substantially similar to those they currently hold except as indicated above.
(2)   Mr. Lewis left the Company in 1973 and returned in 1977.
(3)   Mrs. Darrow left the Company in 1971 and returned in 1973.

                                    Employed By
                                     Registrant                   Position(s) As Of
Name                           Age     Since                      March 28, 1997(1)
-----------------------------  ---  ------------   -----------------------------------------------
Leonard P. Forman............  51      1974(2)     Senior Vice President (since 1996), Corporate Development,
                                                     New Ventures and Electronic Businesses; President and
                                                     Chief Executive Officer of Nynex/Newsday electronic
                                                     service joint venture (1995); Chief Operating Officer of
                                                     the Newspaper Association of America (1992 to 1994);
                                                     President and Chief Executive Officer of the Newspaper
                                                     Advertising Bureau (1989 to 1992)

John M. O'Brien..............  54      1960        Senior Vice President (since 1996), Operations;
                                                     Executive Vice President (1992 to 1996) and
                                                     Deputy General Manager (1991 to 1996) of THE
                                                     TIMES

Donald S. Schneider..........  50      1996        Senior Vice President (since 1996), Human
                                                     Resources; Vice President, Human Resources,
                                                     of the North American Division of Bertelsmann
                                                     Entertainment Company, a division of
                                                     Bertelsmann A.G. (1993 to 1996); Senior Vice
                                                     President, Human Resources, of Frank B. Hall
                                                     & Company (1988 to 1993)

Solomon B. Watson IV.........  52      1974        Senior Vice President (since 1996); Vice
                                                   President (1990 to 1996); General Counsel
                                                     (since 1989)

Michael Golden...............  47      1984        Vice President, Operations Development (since
                                                     1996); Executive Vice President and Publisher
                                                     of TENNIS (1994 to 1995); Executive Vice
                                                     President and General Manager of Women's
                                                     Magazines (1991 to 1994); Publisher of
                                                     MCCALL'S (1990 to 1991)

Stuart Stoller...............  41      1996        Vice President and Corporate Controller (since
                                                     1996); Controller of Coopers and Lybrand
                                                     L.L.P. (1995); Senior Vice President--Control
                                                     and Accounting of Macy's (1993 to 1995);
                                                     Group Vice President--Control and Accounting
                                                     of Macy's (1991 to 1993); Vice
                                                     President--Corporate Accounting of Macy's
                                                     (1989 to 1991)

Laura J. Corwin..............  52      1980        Secretary (since 1989) and Corporate Counsel
                                                   (since 1993)

OPERATING UNIT EXECUTIVES

James W. FitzGerald..........  58      1968        President, The New York Times Company Magazine
                                                     Group, Inc. (since 1985)

Stephen Golden...............  50      1967(3)     Vice President, Forest Products, Health, Safety
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

------------------------
(1) During the past five years, all of the executive officers listed above have held positions which were the same or substantially similar to those they currently hold except as indicated above.
(2)   Mr. Forman left the Company in 1986 and returned in 1996.
(3)   Mr. Golden left the Company in 1969 and returned in 1974.

                                    Employed By
                                     Registrant                   Position(s) As Of
Name                           Age     Since                      March 28, 1997(1)
-----------------------------  ---  ------------   -----------------------------------------------
C. Frank Roberts.............  53      1970        Vice President, Broadcasting (since 1986)

Arthur O. Sulzberger, Jr.....  45      1978        Publisher of THE TIMES (since 1992); Deputy Publisher of
                                                            THE TIMES (1988 to 1992)

William O. Taylor............  64      1993        Publisher of THE BOSTON GLOBE (since 1978) and Chairman and
                                                            Chief Executive Officer of Globe Newspaper Company (since
                                                            1982); Director (since 1993)

James C. Weeks...............  54      1971        President, Regional Newspaper Group of the Company (since
                                                            1993); Executive Vice President, Operations, Regional
                                                            Newspaper Group (1988 to 1993)

------------------------------

(1) During the past five years, all of the executive officers listed above have held positions which were the same or substantially similar to those they currently hold except as indicated above.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    The information required by this item appears at page F-29 of this Form
10-K.

ITEM 6. SELECTED FINANCIAL DATA.

    The information required by this item appears at page F-1 of this Form 10-K.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item appears at pages F-4 to F-10 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item appears at pages F-2, F-3, pages F-11 to F-28 and page F-30 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 and pages 10 to 14, but only up to and not including the section entitled "Certain Information about the Board of Directors", of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is incorporated by reference to pages 14 to 20, but only up to and not including the section entitled "Performance Presentation", of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is incorporated by reference to pages 1 to 9 of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference to page 14 and pages 17 to 20, but only up to and not including the section entitled "Performance Presentation", of the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
  (A) DOCUMENTS FILED AS PART OF THIS REPORT

        (1) FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

           (a) The consolidated financial statements of the Company are filed as part of this Form 10-K and are set forth on pages F-2, F-3 and F-11 to F-28. The report of Deloitte & Touche LLP, Independent Public Accountants, dated February 3, 1997, is set forth on page F-29 of this Form 10-K.

           (b) The following additional consolidated financial information is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements set forth on pages F-2, F-3 and F-11 to F-28. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements at the aforementioned pages.

                                                                                                  Page
                                                                                              ------------
            Statements of Computation of Primary and Fully Diluted Net Income Per Share.....   Exhibit 11
            Independent Auditors' Consent...................................................   Exhibit 23
            Consolidated Schedules for the Three Years Ended December 29, 1996:
                II--Valuation and Qualifying Accounts.......................................      S-1

           Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

        (2) EXHIBITS

           (2.1) Agreement and Plan of Merger dated as of June 11, 1993, as amended by the First Amendment dated as of August 12, 1993, by and among the Company, Sphere, Inc. and Affiliated Publications, Inc. ("API") (filed as Exhibit 2 to the Form S-4 Registration Statement, Registration No. 33-50043, on August 23, 1993, and included as Annex I to the Joint Proxy Statement/ Prospectus included in such Registration Statement (schedules omitted--the Company agrees to furnish a copy of any schedule to the Commission upon request), and incorporated by reference herein).

           (3.1) Certificate of Incorporation as amended by the Class A and Class B stockholders and as restated on September 29, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (3.2) By-laws as amended through March 20, 1997.

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

           (9.1) Globe Voting Trust Agreement, dated as of October 1, 1993, as amended effective October 1, 1995 (filed as an Exhibit to the Company's Form 10-K dated March 11, 1996, and incorporated by reference herein).

           (10.1) The Company's Executive Incentive Compensation Plan as amended through December 20, 1990 (filed as an Exhibit to the Company's Form 10-K dated March 1, 1991, and incorporated by reference herein).

           (10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through September 19, 1996 (filed as an Exhibit to the Company's 10-Q dated November 12, 1996, and incorporated by reference herein).

           (10.3) The Company's 1991 Executive Cash Bonus Plan, as amended through September 19, 1996 (filed as an Exhibit to the Company's 10-Q dated November 12, 1996, and incorporated by reference herein).

           (10.4) The Company's Non-Employee Directors' Stock Option Plan, as amended through September 19, 1996 (filed as an Exhibit to the Company's 10-Q dated November 12, 1996, and incorporated by reference herein).

           (10.5) The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 11, 1996, and incorporated by reference herein).

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

           (10.17) Form of Substituted Stock Option Agreement/Incentive 87 among API, its predecessor company and certain employees (filed as Exhibit
       10.29 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (10.18) Form of Substituted Stock Option Agreement/Incentive 88 among API, its predecessor company and certain employees (filed as Exhibit
       10.31 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (10.19) The Company's Deferred Executive Compensation Plan, as amended through November 8, 1996.

           (11) Statements of Computation of Primary and Fully-Diluted Net Income Per Share.

           (21) Subsidiaries of the Company.

           (23) Consent of Deloitte & Touche LLP.

           (27) Financial Data Schedule.

    (B) REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the fiscal year ended December 29, 1996.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: March 28, 1997
                                             (Registrant)

                                          THE NEW YORK TIMES COMPANY

                                            By:          /S/ LAURA J. CORWIN
                                                 ...............................

                                                  Laura J. Corwin, SECRETARY

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                     SIGNATURE                                        TITLE                          DATE
---------------------------------------------------  ---------------------------------------  -------------------

              ARTHUR OCHS SULZBERGER                 Chairman (Chief Executive Officer),           March 28, 1997
                                                       Director

                   JOHN F. AKERS                     Director                                      March 28, 1997

                  DIANE P. BAKER                     Senior Vice President,                        March 28, 1997
                                                       Chief Financial Officer
                                                       and Treasurer
                                                       (Principal Financial Officer)

                  RICHARD L. GELB                    Director                                      March 28, 1997

              LOUIS V. GERSTNER, JR.                 Director                                      March 28, 1997

                MARIAN S. HEISKELL                   Director                                      March 28, 1997

             A. LEON HIGGINBOTHAM, JR.               Director                                      March 28, 1997

                 RUTH S. HOLMBERG                    Director                                      March 28, 1997

                ROBERT A. LAWRENCE                   Director                                      March 28, 1997

                 RUSSELL T. LEWIS                    President (Chief Operating Officer)           March 28, 1997

                 GEORGE B. MUNROE                    Director                                      March 28, 1997

                CHARLES H. PRICE II                  Director                                      March 28, 1997

                  GEORGE L. SHINN                    Director                                      March 28, 1997

                 DONALD M. STEWART                   Director                                      March 28, 1997

                  STUART STOLLER                     Vice President, Corporate Controller          March 28, 1997
                                                       (Principal Accounting Officer)

               JUDITH P. SULZBERGER                  Director                                      March 28, 1997

                 WILLIAM O. TAYLOR                   Director                                      March 28, 1997

                  CYRUS R. VANCE                     Director                                      March 28, 1997

                                    APPENDIX

                              1996 FINANCIAL REPORT

                           THE NEW YORK TIMES COMPANY

                     1996 CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
Contents                                                                Page
--------------------------------------------------------------------------------

Financial Highlights                                                    F-1

Segment Information                                                     F-2

Management's Discussion and Analysis                                    F-4

Consolidated Statements of Income                                       F-11

Consolidated Balance Sheets                                             F-12

Consolidated Statements of Cash Flows                                   F-14

Consolidated Statements of Stockholders' Equity                         F-16

Notes to Consolidated Financial Statements                              F-17

Independent Auditors' Report                                            F-29

Management's Responsibilities Report                                    F-29

Market Information                                                      F-29

Quarterly Information                                                   F-30

Ten-Year Supplemental Financial Data                                    F-31


FINANCIAL HIGHLIGHTS
-------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands except per share data                                       Year Ended
                                                -------------------------------------------------------------------------------
                                                 December 29,                                December 31,
                                                -------------    --------------------------------------------------------------
                                                        1996              1995            1994            1993             1992
-------------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME

Revenues                                           $2,615,026      $2,409,069       $2,356,782      $2,018,606       $1,772,810
Operating profit                                      173,280         232,749          210,899         126,028           88,116
Income (Loss) before income taxes                     197,909         233,839          388,736          48,108             (491)
Income (Loss) before net cumulative effect
   of accounting changes                               84,534         135,860          213,349           6,123          (11,272)
Net cumulative effect of accounting changes                 -               -                -               -          (33,437)
Net income (loss)                                      84,534         135,860          213,349           6,123          (44,709)
-------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION

Property, plant and equipment - net                 1,358,029       1,266,609        1,158,751       1,112,024          902,755
Total assets                                        3,539,871       3,389,704        3,137,631       3,215,204        1,994,974
Long-term debt and capital lease obligations          636,632         637,873          523,196         460,063          206,911
Common stockholders' equity                         1,623,379       1,610,349        1,543,539       1,598,883          999,630
-------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK

Income (Loss) before net cumulative
   effect of accounting changes                           .87            1.40             2.05             .07             (.14)
Net cumulative effect of accounting changes                 -               -                -               -             (.43)
Net income (loss)                                         .87            1.40             2.05             .07             (.57)
Dividends                                                 .57             .56              .56             .56              .56
Common stockholders' equity (end of year)               16.62           16.50            15.71           14.96            12.54
-------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS (See notes below)

Operating profit to revenues                              11%             10%               9%              6%               5%
Return on average stockholders' equity                    10%              8%               7%               -               2%
Return on average total assets                             5%              4%               3%               -               1%
Long-term debt and capital lease obligations
   to total capitalization                                28%             28%              25%             22%              17%
Current assets to current liabilities                     .73             .91              .91             .89             1.08
-------------------------------------------------------------------------------------------------------------------------------
EMPLOYEES                                              12,800          12,300           12,800          13,000           10,100
-------------------------------------------------------------------------------------------------------------------------------

The following transactions are NOT reflected in the respective year income amounts used in the applicable key ratio calculations presented above:

In 1996, the Company recorded a $126.8 million pre-tax non-cash charge ($94.5 million after taxes or $.97 per share) relating to Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121 charge") (see Note 3). The Company also recorded gains totaling $32.8 million ($17.5 million after taxes or $.18 per share) from the sale of a building and the realization of a gain contingency from the disposition of a paper mill in a prior year (see
Note 2).

In 1995, the Company sold small regional newspapers (see Note 2). The sales resulted in a pre-tax gain of approximately $11.3 million ($5.0 million after taxes or $.05 per share).

In 1994, the Company sold its Women's Magazines Division and U.K. golf publications, and divested a minority interest in a Canadian paper mill (see
Note 2), which resulted in a net pre-tax gain of approximately $200.9 million ($103.3 million after taxes or $.99 per share).

For 1993, return on average stockholders' equity and return on average total assets are less than 1% due to several factors (see F-31) which lowered net income for the year. Amounts for 1996 through 1993 include The Boston Globe since its acquisition on October 1, 1993.

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

SEGMENT INFORMATION
-------------------------------------------------------------------------------

The Company has classified its business into the following segments and equity interests:

NEWSPAPER GROUP: The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 regional newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of The New York Times databases/microfilm and New Ventures. New Ventures include projects developed in electronic media by The Times and The Globe.

MAGAZINE GROUP: Numerous sports-related publications and related activities in the sports/leisure field, and New Ventures such as computerized systems for golf tee time reservations and on-line magazine services.

BROADCAST GROUP: Eight network-affiliated television stations and two radio stations.

JOINT VENTURES: Equity ownership interests in a newsprint mill, a supercalendered paper mill, a one-half interest in the International Herald Tribune S.A.S., and a new venture. The new venture ceased operations in December 1996.



-----------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                              Year Ended
                                                 ----------------------------------------------------------------------------
                                                     December 29,                 December 31,                  December 31,
                                                            1996                         1995                          1994
-----------------------------------------------------------------------------------------------------------------------------
REVENUES

Newspapers                                           $ 2,335,346                  $ 2,161,022                   $ 2,005,047
Magazines                                                161,077                      162,941                       280,417
Broadcast                                                118,603                       85,106                        71,318
-----------------------------------------------------------------------------------------------------------------------------
Total                                                $ 2,615,026                  $ 2,409,069                   $ 2,356,782
-----------------------------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)

Newspapers                                           $   179,611                  $   212,634                   $   206,790
Magazines                                                 24,778                       28,741                        19,560
Broadcast                                                 30,596                       18,943                        13,626
Unallocated corporate expenses                           (61,705)                     (27,569)                      (29,077)
-----------------------------------------------------------------------------------------------------------------------------
Total                                                    173,280                      232,749                       210,899

Income from Joint Ventures                                18,223                       15,029                         5,126
Interest expense, net of interest income                  26,430                       25,230                        28,162
Net gain on dispositions                                  32,836                       11,291                       200,873
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               197,909                      233,839                       388,736
Income taxes                                             113,375                       97,979                       175,387
-----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                           $    84,534                  $   135,860                   $   213,349
-----------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

Newspaper Group operating profit for 1996 and 1995 includes charges of $31.9 million and $8.5 million, respectively, for costs related to staff reductions. The 1996 Broadcast Group operating profit includes charges of $0.3 million for costs related to staff reductions. Unallocated corporate expenses for 1996 and 1995 include a charge of $11.9 million and $1.6 million, respectively, for costs related to staff reductions.

The 1996 Newspaper Group and Magazine Group operating profits include $125.7 million and $1.1 million, respectively, of the non-cash SFAS 121 charge.

Magazine Group amounts for 1994 were affected by the dispositions of the Women's Magazines Division and the U.K. golf publications (see Note 2). The 1996, 1995 and 1994 amounts include the amortization of the income relating to a $40.0 million non-compete agreement, associated with the disposition of the Women's Magazines Division, which is being recognized straight-line over four years. Amortization of this income was $10.0 million, $10.0 million and $4.2 million in 1996, 1995 and 1994, respectively.

Broadcast Group amounts for 1996 and 1995 were affected by the acquisitions of new television stations (see Note 2).


SEGMENT INFORMATION
----------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                            Year Ended
                                              ------------------------------------------------------------------------------
                                                     December 29,                   December 31,                December 31,
                                                            1996                           1995                        1994
----------------------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION

Newspapers                                          $   138,630                    $   132,884                   $   135,387
Magazines                                                (7,320)                        (7,000)                        3,426
Broadcast                                                14,161                          8,527                         6,914
Corporate                                                 2,022                          1,151                           784
Investment in Joint Ventures                                384                            380                           380
----------------------------------------------------------------------------------------------------------------------------
Total                                               $   147,877                    $   135,942                   $   146,891
----------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES

Newspapers                                          $   179,762                    $   196,096                   $   188,222
Magazines                                                 2,554                            736                           906
Broadcast                                                 4,438                          4,093                         3,013
Corporate                                                20,080                         11,130                           794
----------------------------------------------------------------------------------------------------------------------------
Total                                               $   206,834                    $   212,055                   $   192,935
----------------------------------------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS

Newspapers                                          $ 2,733,243                    $ 2,805,061                   $ 2,710,031
Magazines                                                92,632                         89,731                        81,531
Broadcast                                               406,053                        174,363                       100,874
Corporate                                               170,688                        191,343                       136,840
Investment in Joint Ventures                            137,255                        129,206                       108,355
----------------------------------------------------------------------------------------------------------------------------
Total                                               $ 3,539,871                    $ 3,389,704                   $ 3,137,631
----------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

OVERVIEW

Advertising and circulation revenues accounted for approximately 69% and 23%, respectively, of the Company's revenues in 1996. Other revenues primarily include newspaper wholesaler distribution operations and database royalties.

     The Company and the entire publishing industry were adversely affected by the significant increases in newsprint and magazine paper prices throughout 1995 and into the first quarter of 1996. Paper prices began to decline during the second quarter of 1996 and were lower at 1996 year-end than at 1995 year-end. Although newsprint prices are expected to drift upward in 1997, they are not expected to be as volatile as in the last two years.

     Per share amounts in the following Management's Discussion and Analysis are computed on an after-tax basis.

RESULTS OF OPERATIONS: 1996 COMPARED WITH 1995

In 1996, the Company reported net income of $84.5 million, or $.87 per share, compared with $135.9 million, or $1.40 per share, in 1995.

     Exclusive of the special factors described below, net income for 1996 increased 36% to $185.9 million, or $1.91 per share, from net income for 1995 of $136.7 million, or $1.41 per share. The higher 1996 net income was principally due to improved operations in the Newspaper and Broadcast Groups and higher earnings from the Company's investments in paper mills.

     Consolidated revenues for 1996 were $2.62 billion, an increase of 8.5% over revenues of $2.41 billion in 1995. On a comparable basis, adjusted for acquisitions/dispositions, annual revenues increased by approximately 8% in 1996 over 1995. The increase in revenues on a comparable basis was primarily due to higher advertising and circulation rates at the Newspaper Group.

     Operating profit before special factors rose to $344.2 million in 1996 from $242.8 million in 1995. The improvement in operating profit from the Newspaper and Broadcast Groups was partially offset by incremental corporate expenses associated with the Company's reengineering initiatives and higher net development losses in new ventures.

     Production costs and expenses for 1996 increased 3.3% to $1.35 billion from $1.30 billion in 1995. The increase was due to higher salaries and benefits, and increased depreciation expense associated with new equipment offset, in part, by lower newsprint and magazine paper expenses.

     Selling, general and administrative expenses for 1996 increased 10.9% to $967.1 million from $871.9 million in 1995. The increase was primarily due to higher severance charges, salaries and benefits, and increased amortization expense associated with new acquisitions.

     Included in 1996 operating costs and expenses is a $126.8 million charge for an impairment loss (see Note 3 of notes to consolidated financial statements).

     Earnings for 1996 were affected by the following special factors:

     - $44.1 million pre-tax charge ($.25 per share) for severance and related costs resulting from work force reductions ("buyouts").

     - $126.8 million pre-tax charge ($.97 per share) resulting from a non-cash charge relating to Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121 charge").

     - $25.1 million pre-tax gain ($.14 per share) resulting from the realization of a gain contingency from the disposition of a paper mill in a prior year ("Gain realization").

     - $7.8 million pre-tax gain ($.04 per share) from the sale of the Company's 110 Fifth Avenue building ("Sale of a building").

     Earnings for 1995 were affected by the following special factors:

     -    $10.1 million pre-tax charge ($.06 per share) for buyouts.

     - $11.3 million pre-tax gain ($.05 per share) resulting from the sale of six small regional newspapers ("Sale of small newspapers").

     The Company's earnings for the year before interest, income taxes, depreciation and amortization ("EBITDA"), excluding the SFAS 121 charge and gains on dispositions, rose to $466.1 million in 1996 from $383.7 million in 1995.

     Interest expense, net of interest income, increased to $26.4 million from $25.2 million in 1995. The increase was a result of higher debt levels incurred for acquisitions, partially offset by higher levels of capitalized interest associated with new construction.

     Net gains on dispositions were $32.8 million in 1996 and $11.3 million in 1995. The 1996 results include the Gain realization and the Sale of a building (see special factors described above). The 1995 results include the Sale of small newspapers (see special factors described above).

     The Company's annual effective tax rate was 44.7% in 1996, exclusive of taxes associated with the gains and the SFAS 121 charge, as compared to 41.2% in 1995. The variation in the rate was primarily due to a favorable state tax ruling in 1995.

     The following discussion provides additional information with respect to the Company's traditional operations and new ventures:

NEWSPAPER GROUP: The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 regional newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of The New York Times databases/microfilm and New Ventures. New Ventures include projects developed in electronic media by The Times and The Globe.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
(Dollars in thousands)                           1996                    1995
-------------------------------------------------------------------------------
REVENUES

Newspapers                                $ 2,326,784             $ 2,160,065
New Ventures                                    8,562                     957
-------------------------------------------------------------------------------
Total Revenues                            $ 2,335,346             $ 2,161,022
-------------------------------------------------------------------------------
EBITDA

Newspapers                                $   454,944             $   354,154
New Ventures                                  (11,011)                 (8,636)
-------------------------------------------------------------------------------
Total EBITDA                              $   443,933             $   345,518
-------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)

Newspapers                                $   195,176             $   221,685
New Ventures                                  (15,565)                 (9,051)
-------------------------------------------------------------------------------
Total Operating Profit                    $   179,611             $   212,634
-------------------------------------------------------------------------------

     The Newspaper Group's operating profit for 1996, excluding buyouts and the SFAS 121 charge associated with the Group, rose to $337.2 million from $221.1 million in 1995, on revenues of $2.3 billion and $2.2 billion, respectively. The 8% increase in revenues for the year was primarily due to higher advertising and circulation revenues as a result of higher rates. Due to the higher rates, certain properties experienced softness in advertising and circulation volume. Other revenue increased 26% for the year as the Newspaper Group acquired and expanded its wholesale newspaper delivery operations. Operating profit for the year improved despite a 6.3% increase in the Group's average cost of newsprint, exclusive of a LIFO credit, over 1995.

     Average circulation of daily newspapers on a comparable basis for the year was as follows:

-----------------------------------------------------------------------------
                                    Weekday                     Sunday
-----------------------------------------------------------------------------
(Copies in thousands)             1996     % Change      1996      % Change
-----------------------------------------------------------------------------
AVERAGE CIRCULATION

The New York Times             1,102.9         -1.6   1,680.5          -1.9
The Boston Globe                 472.2         -5.1     762.7          -3.4
Regional Newspapers              730.1         -3.1     789.7          -1.8
-----------------------------------------------------------------------------

   Advertising volume on a comparable basis for the year was as follows:
-------------------------------------------------------------------------------
(Inches in thousands)                                    1996     % Change
-------------------------------------------------------------------------------
ADVERTISING VOLUME (excluding preprints)

The New York Times                                    3,768.4         -1.1
The Boston Globe                                      2,951.2         +0.7
Regional Newspapers                                  15,560.6         +0.2
-------------------------------------------------------------------------------

     Advertising volume at The Times decreased 1.1% over 1995. Zoned, retail and classified categories showed decreases of 5.1%, 6.4%, and 0.2%, respectively, while national experienced an increase of 4.8%.

     At The Globe, advertising volume for the year increased 0.7% over 1995. Classified and zoned categories showed increases of 6.9% and 0.1%, respectively, offset by decreases in retail and national categories of 5.5% and 3.7%, respectively. Preprint distribution in 1996 was down 4.8% over 1995.

     Advertising volume at the Regional Newspapers increased 0.2% over 1995. Legal and classified categories showed increases of 11.9% and 4.0%, respectively, offset by decreases in retail and national categories of 3.5% and 1.2%, respectively. Preprint distribution in 1996 was up 1.5% over 1995.

MAGAZINE GROUP: The Magazine Group is comprised of a number of sports-related publications and related activities in the sports/leisure fields, and New Ventures such as computerized systems for golf tee-time reservations and on-line magazine services.

     The revenues for the Group include a $40.0 million non-compete agreement associated with the divestiture of the Women's Magazine Division, which is being recognized straight-line over four years ending in July 1998.

----------------------------------------------------------------------------
(Dollars in thousands)                        1996                    1995
----------------------------------------------------------------------------
REVENUES

Sports/Leisure Magazines                 $ 150,039               $ 152,819
Non-Compete                                 10,000                  10,000
New Ventures                                 1,038                     122
----------------------------------------------------------------------------
Total Revenues                           $ 161,077               $ 162,941
----------------------------------------------------------------------------
EBITDA

Sports/Leisure Magazines                 $  25,555               $  22,876
New Ventures                                (7,026)                 (1,135)
----------------------------------------------------------------------------
Total EBITDA                             $  18,529               $  21,741
----------------------------------------------------------------------------
OPERATING PROFIT (LOSS)

Sports/Leisure Magazines                 $  22,537               $  19,971
Non-Compete                                 10,000                  10,000
New Ventures                                (7,759)                 (1,230)
----------------------------------------------------------------------------
Total Operating Profit                   $  24,778               $  28,741
----------------------------------------------------------------------------

     The Magazine Group's operating profit for 1996, excluding the SFAS 121 charge associated with the Group, was $25.8 million in 1996 compared with $28.7 million in 1995, on revenues of $161.1 million and $162.9 million, respectively. The decreases for the year were primarily related to the higher net development losses from its new ventures. (See Recent Developments on page F-9.)

     Advertising pages, as reported to Publisher's Information Bureau, for Golf Digest decreased 4.0% to 1,252 pages and for Tennis increased 3.6% to 743 pages.

BROADCAST GROUP: The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

-------------------------------------------------------------------------
(Dollars in thousands)                     1996                    1995
-------------------------------------------------------------------------

Revenues                              $ 118,603               $  85,106
-------------------------------------------------------------------------
EBITDA                                $  44,757               $  27,470
-------------------------------------------------------------------------
Operating Profit                      $  30,596               $  18,943
-------------------------------------------------------------------------

     The Broadcast Group's operating profit, excluding buyouts associated with the Group, was $30.9 million in 1996, compared with $18.9 million in 1995, on revenues of $118.6 million and $85.1 million, respectively.

     The revenue and operating profit increases were principally attributable to the performance of WTKR-TV, Norfolk, Virginia, which was acquired in June 1995, and two NBC affiliates acquired in July 1996, KFOR-TV, Oklahoma City, Oklahoma, and WHO-TV, Des Moines, Iowa ("New Television Stations"). These three stations contributed $11.3 million of operating profit in 1996.

------------------------------------------------------------------------------


JOINT VENTURES: Income from Joint Ventures increased to $18.2 million in 1996 from $15.0 million in 1995. The increase was primarily the result of higher average selling prices for paper at the mills in which the Company has investments, offset by losses incurred from a new venture. The new venture ceased operations in December 1996.

RESULTS OF OPERATIONS: 1995 COMPARED WITH 1994

In 1995, the Company reported net income of $135.9 million, or $1.40 per share, compared with net income of $213.3 million, or $2.05 per share, in 1994.

     Exclusive of the special factors described below, annual earnings from ongoing operations would have been $1.41 per share in 1995, compared with $1.06 per share in 1994, an increase of 33%. The improvement in ongoing operations in 1995 earnings was primarily due to higher revenues from the Company's newspaper and broadcast properties and higher earnings from the Company's investments in paper mills.

     Consolidated revenues for 1995 increased to $2.41 billion from $2.36 billion in 1994. Excluding the revenues attributable to the operations divested during 1995 and 1994, annual revenues on a comparable basis were up 8% over 1994. The growth in revenues for the year was driven by strong revenues at the newspaper and broadcast properties.

     Production costs and expenses for 1995 increased 3.3% to $1.30 billion from $1.26 billion in 1994. The increase was primarily due to higher newsprint and magazine paper expenses, and higher salaries and benefits expenses.

     Selling, general and administrative expenses for 1995 decreased 1.3% to $871.9 million from $883.2 million in 1994. The decrease was due to the absence of costs and expenses associated with the 1995 and 1994 divestitures offset, in part, by higher salaries and benefits costs and buyouts.

     Earnings for 1995 were affected by the following special factors:

     -    $10.1 million pre-tax charge ($.06 per share) for buyouts.

     - $11.3 million pre-tax gain ($.05 per share) on the Sale of small newspapers.

     Earnings for 1994 were affected by the following special factor:

     - $200.9 million net pre-tax gain ($.99 per share) relating to the divestitures of the Women's Magazines Division, U.K. golf publications ("Divested magazines") and a minority interest in Gaspesia Pulp & Paper Company Ltd. ("Gaspesia"), a Canadian newsprint mill.

     The Company's earnings for the year before interest, income taxes, depreciation and amortization ("EBITDA"), excluding the net gains from the 1995 and 1994 divestitures, rose to $383.7 million from $362.9 million in the comparable 1994 period.

     Interest expense, net of interest income, declined to $25.2 million from $28.2 million in 1994. The 1995 decline was due to higher levels of capitalized interest in connection with new construction and a lower rate of interest on the Company's outstanding debt, offset by higher debt balances.

     Net gains on dispositions were $11.3 million in 1995 and $200.9 million in 1994. The 1995 results include the Sale of small newspapers and the 1994 results include the net gains associated with the Divested magazines and Gaspesia.

     Exclusive of taxes related to the 1995 and the 1994 divestitures, the annual effective income tax rate for 1995 was 41.2%, as compared with 41.4% in 1994. The 1995 tax rate includes the effects of a 1995 favorable state tax ruling. The 1994 rate includes the utilization of capital loss carryforwards.

     The following discussion provides additional information with respect to the Company's traditional operations and new ventures:

NEWSPAPER GROUP:

-------------------------------------------------------------------------------
(Dollars in thousands)                           1995                    1994
-------------------------------------------------------------------------------
REVENUES

Newspapers                                $ 2,160,065             $ 2,005,047
New Ventures                                      957                       -
-------------------------------------------------------------------------------
Total Revenues                            $ 2,161,022             $ 2,005,047
-------------------------------------------------------------------------------
EBITDA

Newspapers                                $   354,154             $   342,177
New Ventures                                   (8,636)                      -
-------------------------------------------------------------------------------
Total EBITDA                              $   345,518             $   342,177
-------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)

Newspapers                                $   221,685             $   206,790
New Ventures                                   (9,051)                      -
-------------------------------------------------------------------------------
Total Operating Profit                    $   212,634             $   206,790
-------------------------------------------------------------------------------

     Excluding buyouts associated with the Group, operating profit in 1995 was $221.1 million compared with $206.8 million in 1994. Revenues increased to $2.16 billion in 1995 from $2.01 billion in the prior year. Operating profit improved despite a significant increase in newsprint prices over 1994. Increased advertising and circulation rates and cost controls enabled the Group to overcome a $76.2 million increase for the year in newsprint costs (net of conservation programs).

     Revenues increased approximately 8% for the year. The increase was attributable to higher advertising rates and volume, higher circulation revenues and database royalties. The Times experienced a 15% increase in circulation revenues while The Globe recorded an 11% increase for the year. At the 21 Regional Newspapers, circulation revenue grew 7% for the year.

-------------------------------------------------------------------------------

     Average circulation of daily newspapers on a comparable basis for the year was as follows:

--------------------------------------------------------------------------
                                  Weekday                   Sunday
--------------------------------------------------------------------------
(Copies in thousands)         1995    % Change         1995     % Change
--------------------------------------------------------------------------
AVERAGE CIRCULATION

The New York Times         1,120.7        -1.9      1,712.6         -1.8
The Boston Globe             497.7        -1.3        789.3         -1.9
Regional Newspapers          753.7        -2.3        803.9         -1.6
--------------------------------------------------------------------------

     The average circulation decline is partly attributable to the increase in newsstand and home delivery prices and a decrease in distribution to selected outlying areas. Advertising volume on a comparable basis for the year was as follows:

------------------------------------------------------------------------------
(Inches in thousands)                                   1995        % Change
------------------------------------------------------------------------------
ADVERTISING VOLUME (excluding preprints)

The New York Times                                   3,831.2            +2.6
The Boston Globe                                     2,946.9            +2.2
Regional Newspapers                                 15,525.1            +1.1
------------------------------------------------------------------------------

     Advertising volume at The Times increased 2.6% over 1994. Zoned and national advertising categories increased 14.6% and 1.3%, respectively, while retail and classified advertising experienced decreases of 3.8% and 2.8%, respectively.

     At The Globe, advertising volume for the year increased 2.2% over 1994. Advertising increased in all categories except retail, which declined 2.1%. Advertising volume for the 21 Regional Newspapers increased 1.1% over 1994. Classified advertising increased 8.0%, while the retail category decreased 2.1%.

MAGAZINE GROUP:

-------------------------------------------------------------------------
(Dollars in thousands)                     1995                    1994
-------------------------------------------------------------------------
REVENUES

Sports/Leisure Magazines              $ 152,819               $ 144,777
New Ventures                                122                       -
Non-Compete                              10,000                   4,167
1994 Divested Magazines                       -                 131,473
-------------------------------------------------------------------------
Total Revenues                        $ 162,941               $ 280,417
-------------------------------------------------------------------------
EBITDA

Sports/Leisure Magazines              $  22,876               $  21,967
New Ventures                             (1,135)                      -
1994 Divested Magazines                       -                   1,019
-------------------------------------------------------------------------
Total EBITDA                          $  21,741               $  22,986
-------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Sports/Leisure Magazines              $  19,971               $  19,439
New Ventures                             (1,230)                      -
Non-Compete                              10,000                   4,167
1994 Divested Magazines                       -                  (4,046)
-------------------------------------------------------------------------
Total Operating Profit                $  28,741               $  19,560
-------------------------------------------------------------------------

     The revenues for the Group include a $40.0 million non-compete agreement, associated with the divestiture of the Women's Magazine Division, which is being recognized straight-line over four years beginning August 1994.

     Operating profit for the Group was $28.7 million in 1995, compared with $19.6 million in 1994, on revenues of $162.9 million and $280.4 million, respectively. The decrease in revenues for the year was primarily due to the revenues attributable to the Women's Magazines Division and the U.K. golf publications, which were sold in the third quarter of 1994.

     Excluding the operations of the 1994 Divested magazines and the non-compete income, revenues for 1995 increased approximately 6% due to higher advertising revenues at Golf Digest and Golf World USA offset, in part, by sluggish advertising at Tennis magazine. Operating profit for the Group increased slightly due to improved revenues offset by higher paper prices and subscription costs.

     Advertising pages, as reported to Publisher's Information Bureau, for Golf Digest decreased 1.3% to 1,304 pages and for Tennis decreased 12.9% to 717 pages.

BROADCAST GROUP: The Broadcast Group consisted of six network-affiliated television stations and two radio stations.

----------------------------------------------------------------------------
(Dollars in thousands)                        1995                    1994
----------------------------------------------------------------------------
Revenues                                   $85,106                 $71,318
----------------------------------------------------------------------------
EBITDA                                     $27,470                 $20,540
----------------------------------------------------------------------------
Operating Profit                           $18,943                 $13,626
----------------------------------------------------------------------------

     The Broadcast Group's operating profit increased 39% over 1994. The Group's operating profit was $18.9 million in 1995, compared with $13.6 million in 1994, on revenues of $85.1 million and $71.3 million, respectively. Increased results for the year were due to higher local advertising revenues, higher network compensation and the added operations of WTKR-TV, Norfolk, Va., which was acquired in June 1995.

JOINT VENTURES: Income from Joint Ventures was $15.0 million in 1995 compared with $5.1 million in 1994. The 1995 improvement resulted principally from higher selling prices for paper at the mills in which the Company has investments.

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $426.0 million in 1996. Such cash, in addition to borrowed funds, was primarily used for acquisitions, the construction of production and distribution facilities, stock repurchases and the payment of dividends to stockholders. The Company believes that cash generated from its operations and the availability of funds from external sources, as discussed below, should be adequate to cover working capital needs, planned capital expenditures, dividend payments to stockholders and other cash requirements. The ratio of current assets to current liabilities was .73 at December 29, 1996, and .91 at December 31, 1995. The decrease in the ratio of current assets to current liabilities is primarily related to an increase in current liabilities which resulted, in part, from the accrual of buyouts at the end of 1996 (see Other on page F-9), commercial paper-borrowings and a decrease in inventories. However, such increases in current liabilities and the decrease in inventories aided the improvement in net cash provided by operations. In 1997, the Company does not anticipate the same level of net cash provided by operations as that resulting from working capital improvements in 1996. Long-term debt and capital lease obligations as a percentage of total capitalization was 28% at both December 29, 1996 and December 31, 1995.

FINANCING: In July 1996, the Company entered into a $200.0 million revolving credit agreement and a $100.0 million revolving credit agreement with a group of banks ("New Agreements"). The New Agreements replaced existing revolving credit agreements aggregating $170.0 million. The New Agreements expire in July 1997 and July 2001, respectively, at which time any outstanding borrowings would be payable. The facilities covered by the New Agreements will be used for acquisitions and general corporate purposes. Interest is payable on a quarterly basis for both agreements. The New Agreements include provisions which require, among other matters, specified levels of stockholders' equity. At December 29, 1996, approximately $900.0 million of stockholders' equity was unrestricted under the New Agreements.

     In July 1996, the Company increased its ability to issue commercial paper from $200.0 to $300.0 million, which is supported by the Company's New Agreements. In July 1996, the Company utilized approximately $143.0 million of its commercial paper facility to finance the acquisition of the New Television Stations. At December 29, 1996, the Company had approximately $45.5 million in outstanding commercial paper with original maturities ranging up to 82 days, at a weighted average interest rate of approximately 5.5%.

     In 1996, a former jointly-owned affiliate, Spruce Falls Power and Paper Company Limited, repaid a $26.5 million loan receivable. The loan repayment period was not scheduled to commence until December 1997.

ACQUISITIONS: In July 1996, the Company acquired the New Television Stations. The aggregate cost of the acquisition was approximately $234.1 million, of which approximately $233.6 million was paid in cash ($143.0 million was financed using the Company's commercial paper facility) and the balance representing assumed liabilities.

     In 1996, the Company acquired newspaper distribution businesses that distribute The Times, other newspapers and periodicals throughout the New York City metropolitan area. The aggregate cost of these acquisitions was approximately $31.7 million, of which approximately $14.1 million was paid in cash, $9.8 million in notes and accounts receivable which were forgiven, and the balance representing assumed liabilities.

CAPITAL EXPENDITURES: The Company is constructing a new production and distribution facility at College Point in New York City, for the production of The Times and a new printing facility in Lakeland, Florida, for a regional newspaper. The Company estimates that the cost of the new facilities will be approximately $383.0 million, exclusive of estimated capitalized interest of $37.0 million. At December 29, 1996, approximately $307.0 million had been incurred, exclusive of capitalized interest for these projects. Construction at College Point began in August 1994 and completion is expected by the middle of 1997. Construction in Lakeland began in June 1995 and completion is expected by the end of 1997.

     The Company currently estimates that, inclusive of the College Point and Lakeland facilities, capital expenditures for 1997 will range from $170.0 million to $190.0 million, exclusive of capitalized interest.

STOCK REPURCHASE PROGRAM: At January 1, 1996, approximately $18.0 million remained under a $50.0 million authorization pursuant to a stock repurchase plan announced in February 1995. In May 1996, the Board of Directors authorized additional expenditures of up to $32.0 million. During 1996, the Company spent approximately $43.8 million under these authorizations. In February 1997, the Board of Directors authorized expenditures of an additional $150.0 million. Under the authorizations, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. To date, approximately $152.7 million remain from the authorizations.

IMPAIRMENT LOSS: The $126.8 million SFAS 121 charge recorded in the third quarter of 1996 had no impact on the Company's 1996 cash flow or its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expense related to certain assets will decrease in future periods. In conjunction with the review for impairment, the estimated useful lives of certain of the Company's long-lived assets were reviewed. This review resulted in the acceleration of amortization expense for certain intangible assets. In the aggregate, the net effect of the changes on depreciation and amortization expense is not expected to have a material affect on net income in the future.

-------------------------------------------------------------------------------

RECENT DEVELOPMENTS: In March 1997, the Company announced its intention to sell the NYT Custom Publishing division and the following sports/leisure magazines:
Tennis, Tennis Buyer's Guide, Cruising World, Sailing World, Snow Country and Snow Country Business. The sale of these businesses will not have a material impact on the future results of operations or the financial position of the Company.

NEW ACCOUNTING PRONOUNCEMENTS: In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share ("SFAS 128"), effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 will eliminate the required disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("common stock equivalents") and instead require reporting of "basic" earnings per share, which will exclude common stock equivalents. Additionally, SFAS 128 changes the methodology for fully diluted earnings per share. Under the pronouncement, the Company anticipates that future reported earnings per share will be higher than under current rules, assuming stock prices remain at current or higher levels. Earnings per share presented in these financial statements would not be affected under the new pronouncement.

OTHER: At December 29, 1996 and December 31, 1995, approximately $49.1 million and $17.5 million of cash payments have not yet been made from prior charges for buyouts. The cash payments associated with these charges are expected to occur over the next three years as a result of the timing of certain union pension and welfare fund contributions. The Company expects to fund the amounts through internally-generated funds.

FACTORS THAT COULD AFFECT OPERATING RESULTS

This Annual Report on Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC:

ADVERTISING REVENUES: Advertising revenue is the Company's most significant source of revenue. Competition from other forms of media available in the Company's respective markets, including direct marketing, affects the Company's ability to attract and retain advertisers and to increase advertising rates.

     In addition, advertising and thus the Company's quarterly consolidated results are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than in the first and third quarters. National and local economic conditions, most particularly in the New York City and Boston metropolitan regions, influence the Company's retail, national and, most particularly, classified advertising revenue.

CIRCULATION REVENUES: Circulation revenue is a significant source of revenue for the Company. Circulation revenue and the Company's ability to achieve price increases for its products are affected by competition from other publications and other forms of media available in the Company's respective markets. Circulation could also be negatively affected by an economic downturn in the Company's markets, including, but not limited to, the New York City or Boston metropolitan regions, decreased consumer spending on discretionary items like newspapers and magazines and the decreasing number of newspaper readers among young people.

PAPER PRICES: Newsprint and magazine paper are the Company's most important raw materials and represent a significant component of the Company's cost of goods sold. To the extent that such raw material prices increase materially, the Company's operating results could be adversely affected.

LABOR RELATIONS: Advances in technology and other factors have allowed the Company to realize cost savings by reducing the size of its overall workforce. There is no assurance that the Company will continue to be able to realize cost savings in such manner. A significant portion of the Company's employees are unionized, and the Company's results could be adversely affected if labor negotiations were to restrict its ability to maximize the efficiency of its operations. In addition, if the Company experienced labor unrest, its ability to produce and deliver its products could be impaired.

NEW PRODUCTS IN NEW MARKETS: There are substantial uncertainties associated with the Company's efforts to develop new products and services for evolving markets. The success of these ventures will be determined not only by the Company's efforts, but in some cases by those of its partners, fellow investors and licensees. Initial timetables for the introduction and development of new products or services may not be achieved, and price/profitability targets may not prove feasible. External factors, such as the development of competitive alternatives and market response, may cause new markets to move in unanticipated directions.

     Because of the potential threat to the Company's traditional sources of revenue (particularly classified advertising and circulation) posed by on-line competition, the Company may seek to develop its own on-line products, which may incur losses. The Company may also consider the acquisition of specific properties or business which fall outside its preferred parameters if such properties are deemed sufficiently attractive to the Company. Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and unanticipated problems and liabilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONCLUDED)

PRODUCT PORTFOLIO: From time to time, the Company evaluates the various components of its portfolio of products and may, as a result, buy or sell different properties. Such acquisitions or divestitures may affect the Company's costs, revenues and profitability.

TELEVISION BROADCASTING: The Company's television stations are subject to continuing technological and regulatory developments that may affect their future profitability. The advent of digital broadcasting is one such development. The Federal Communications Commission is expected to issue rules in 1997 under which all television stations will change to a new system of digital broadcasting. The direct hardware costs of this change will be substantial, and the new digital transmission systems to be used by television stations, cable systems and direct broadcast satellites will greatly increase the number of electronic video services with which the Company's stations compete.

     The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof.


CONSOLIDATED STATEMENTS OF INCOME
----------------------------------------------------------------------------------------------------------
Dollars and shares in thousands except per share data                      Year Ended
                                                   -------------------------------------------------------
                                                    December 29,          December 31,        December 31,
                                                           1996                  1995                1994

----------------------------------------------------------------------------------------------------------
REVENUES

Advertising                                         $ 1,798,498           $ 1,672,598         $ 1,656,999
Circulation                                             593,627               551,985             545,854
Other                                                   222,901               184,486             153,929
----------------------------------------------------------------------------------------------------------
Total                                                 2,615,026             2,409,069           2,356,782
----------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES

Production costs
   Raw materials                                        364,237               368,152             304,360
   Wages and benefits                                   557,543               537,159             529,701
   Other                                                426,060               399,107             428,663
----------------------------------------------------------------------------------------------------------
Total                                                 1,347,840             1,304,418           1,262,724
Selling, general and administrative expenses            967,143               871,902             883,159
Impairment loss                                         126,763                     -                   -
----------------------------------------------------------------------------------------------------------
Total                                                 2,441,746             2,176,320           2,145,883
----------------------------------------------------------------------------------------------------------
OPERATING PROFIT                                        173,280               232,749             210,899

Income from Joint Ventures                               18,223                15,029               5,126
Interest expense, net of interest income                 26,430                25,230              28,162
Net gain on dispositions                                 32,836                11,291             200,873
----------------------------------------------------------------------------------------------------------
Income before income taxes                              197,909               233,839             388,736
Income taxes                                            113,375                97,979             175,387
----------------------------------------------------------------------------------------------------------
NET INCOME                                          $    84,534           $   135,860         $   213,349
----------------------------------------------------------------------------------------------------------
Average number of common shares outstanding              97,293                96,854             104,070
----------------------------------------------------------------------------------------------------------
Per share of common stock
   Net income                                       $       .87           $      1.40         $      2.05
   Dividends                                                .57                   .56                 .56
----------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------
                                                                                       December 29,        December 31,
                                                                                              1996                1995
-----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                      Dollars in thousands
-----------------------------------------------------------------------------------------------------------------------

CURRENT ASSETS

Cash and short-term investments (at cost which approximates market:
   1996, $157,000; 1995, $56,891,000)                                                  $    39,103         $    91,442
Accounts receivable (net of allowances: 1996, $31,312,000; 1995, $25,865,000)              309,164             277,974
Inventories                                                                                 33,808              42,844
Deferred subscription costs                                                                 12,308              10,333
Other current assets                                                                        84,389              50,035
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       478,772             472,628
----------------------------------------------------------------------------------------------------------------------
INVESTMENT IN JOINT VENTURES                                                               137,255             129,206
----------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT

Land                                                                                        64,384              65,188
Buildings, building equipment and improvements                                             646,029             649,131
Equipment                                                                                1,057,555             956,890
Construction and equipment installations in progress                                       397,181             336,264
----------------------------------------------------------------------------------------------------------------------
Total - at cost                                                                          2,165,149           2,007,473
Less accumulated depreciation                                                              807,120             740,864
----------------------------------------------------------------------------------------------------------------------
Property, plant and equipment - net                                                      1,358,029           1,266,609
----------------------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS ACQUIRED

Costs in excess of net assets acquired                                                   1,225,868           1,383,687
Other intangible assets acquired                                                           419,426             218,646
----------------------------------------------------------------------------------------------------------------------
Total                                                                                    1,645,294           1,602,333
Less accumulated amortization                                                              207,580             207,489
----------------------------------------------------------------------------------------------------------------------
Intangible assets acquired - net                                                         1,437,714           1,394,844
----------------------------------------------------------------------------------------------------------------------
MISCELLANEOUS ASSETS                                                                       128,101             126,417
----------------------------------------------------------------------------------------------------------------------
Total                                                                                  $ 3,539,871         $ 3,389,704
----------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.


-------------------------------------------------------------------------------------------------------------------------------
                                                                                               December 29,        December 31,
                                                                                                      1996                1995
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                 Dollars in thousands
-------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES

Commercial paper outstanding                                                                   $    45,500         $         -
Accounts payable                                                                                   171,853             156,722
Accrued payroll and other related liabilities                                                       84,458              74,560
Accrued expenses                                                                                   258,468             200,281
Unexpired subscriptions                                                                             90,059              81,919
Current portion of capital lease obligations                                                         3,359               3,139
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                          653,697             516,621
------------------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES

Long-term debt                                                                                     589,693             589,193
Capital lease obligations                                                                           46,939              48,680
Deferred income taxes                                                                              188,560             181,984
Other                                                                                              435,850             441,124
------------------------------------------------------------------------------------------------------------------------------
Total other liabilities                                                                          1,261,042           1,260,981
------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

5 1/2 percent cumulative prior preference stock of $100 par value - authorized
   110,000 shares; outstanding: 1996 and 1995, 17,530 shares                                         1,753               1,753
Serial preferred stock of $1 par value - authorized 200,000 shares - none issued                         -                   -
Common stock of $.10 par value
Class A - authorized 200,000,000 shares; issued: 1996, 110,622,041 shares;
   1995, 108,950,897 shares (including treasury shares: 1996, 13,349,205; 1995, 11,775,295)         11,062              10,895
Class B, convertible - authorized 600,000 shares; issued: 1996, 568,259 shares;
   1995, 568,919 shares (including treasury shares: 1996 and 1995, 139,943)                             57                  57
Additional capital                                                                                 663,007             618,570
Earnings reinvested in the business                                                              1,290,899           1,262,022
Common stock held in treasury, at cost                                                            (341,646)           (281,195)
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                       1,625,132           1,612,102
------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          $ 3,539,871         $ 3,389,704
------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                                                  Year Ended
                                                                                  ----------------------------------------------
                                                                                     December 29,   December 31,    December 31,
                                                                                            1996           1995            1994
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                            $   84,534     $  135,860     $   213,349
Adjustments to reconcile net income to net cash provided by operating activities
   Depreciation                                                                          108,787        102,271         104,624
   Amortization - net                                                                     39,090         33,671          42,267
   Impairment loss                                                                       126,763              -               -
   Equity in operations of Joint Ventures - net                                          (21,713)       (20,064)         (3,240)
   Cash distributions and dividends from Joint Ventures                                   16,957          7,980           8,224
   Net gain on dispositions                                                              (32,836)       (11,291)       (200,873)
   Proceeds from non-compete agreement                                                         -              -          40,000
   Deferred income taxes                                                                  (6,005)        (9,225)        (33,732)
   Changes in operating assets and liabilities, net of acquisitions
     Increase in accounts receivable - net                                               (24,192)       (32,762)        (18,573)
     Decrease (Increase) in inventories                                                    9,036        (12,723)         (4,035)
     (Increase) Decrease in deferred subscription costs and other current assets         (25,821)        51,939         (17,820)
     Increase in accounts payable                                                         15,870         28,200          17,481
     Increase (Decrease) in accrued payroll and accrued expenses                          87,854         45,275          (6,359)
     Increase in unexpired subscriptions                                                   8,093          4,832          18,027
     Other - net                                                                          39,615        (27,665)         19,839
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                426,032        296,298         179,179
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Net proceeds from sale of BPI Communications, L.P.                                             -              -          55,367
Net proceeds from dispositions                                                            16,878         27,536         243,776
Businesses acquired, net of cash acquired                                               (247,756)       (71,214)              -
Additions to property, plant and equipment                                              (211,320)      (200,688)       (186,203)
Purchases of marketable securities                                                             -        (39,370)        (88,358)
Proceeds from sales of marketable securities                                                   -         39,370          88,358
Other investing proceeds                                                                  24,815          4,960           7,725
Other investing payments                                                                  (4,357)       (17,873)         (8,505)
-------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                     (421,740)      (257,279)        112,160
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Commercial paper borrowings                                                               45,500              -         (62,340)
Long-term obligations
   Increase                                                                                    -        400,000          60,405
   Reduction                                                                              (3,377)      (275,727)         (2,707)
Capital shares
   Issuance                                                                                    -          1,908           2,577
   Repurchase                                                                            (43,273)       (49,987)       (232,815)
Dividends paid to stockholders                                                           (55,532)       (54,291)        (58,287)
Other financing proceeds (payments)                                                           51        (10,899)          1,189
-------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                      (56,631)        11,004        (291,978)
-------------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH AND SHORT-TERM INVESTMENTS                               (52,339)        50,023            (639)
CASH AND SHORT-TERM INVESTMENTS AT THE BEGINNING OF THE YEAR                              91,442         41,419          42,058
-------------------------------------------------------------------------------------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS AT THE END OF THE YEAR                                $   39,103     $   91,442     $    41,419
-------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements and supplemental disclosures to consolidated statements of cash flows.


SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                           Year Ended
                                                         ----------------------------------------------------------
                                                         December 29,          December 31,           December 31,
                                                                1996                  1995                   1994
-------------------------------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING TRANSACTIONS

Capital lease assets and obligations incurred             $    1,929             $   2,495              $   5,990
                                                         ============           ===========            ===========

Businesses acquired
   Fair value of assets acquired                          $  267,536             $  72,610
   Assets forgiven                                            (9,833)                    -
   Liabilities assumed                                        (9,498)               (1,396)
   Liabilities incurred, net of payments                        (449)                    -
                                                         ------------           -----------
   Net cash paid                                          $  247,756             $  71,214
                                                         ============           ===========

Issuance of common shares - net                           $   23,155             $  22,477              $  38,897
                                                         ============           ===========            ===========

CASH FLOW INFORMATION

Cash payments during the year for

   Interest (net of amount capitalized)                   $   24,367             $  29,277              $  36,320
                                                         ============           ===========             ==========

   Income taxes                                           $  133,871             $  86,851              $ 220,973
                                                         ============           ===========            ===========

-------------------------------------------------------------------------------------------------------------------


Amounts in these statements of cash flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

During 1996, federal tax authorities issued a favorable ruling on matters affecting The Boston Globe which had originated prior to its acquisition in 1993. As a result, accrued federal taxes were reduced by $25,000,000. In accordance with SFAS 109, this tax benefit was excluded from income and was applied as a reduction of goodwill.

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


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
except per share data

                                                                                                               Common
                                                         Capital Stock                          Earnings        Stock
                                               ---------------------------------              Reinvested      Held in
                                                   5 1/2 %    Class A  Class B   Additional       in the    Treasury,
                                                Preference     Common   Common      Capital     Business      at cost        Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JANUARY 1, 1994                            $1,784    $10,768      $57     $599,758   $1,022,958     $(34,658)  $1,600,667
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                       213,349                   213,349
-----------------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                              (97)                      (97)
Dividends, common - $.56 per share                                                               (58,190)                  (58,190)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. -
  10,889 Class A shares
   from treasury                                                                       (128)                      271          143
Employee stock purchase plan - 1,191,323
   Class A shares                                                   2                (7,237)                   29,119       21,884
Stock options - 223,700 Class A shares                             35                 6,928                    (3,385)       3,578
Stock conversions - 1,503 shares                                    -        -
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock:
   10,043,900 Class A shares
   307   5 1/2 percent
     preference shares                                 (31)                              10                  (236,245)    (236,266)
Proceeds from the sale of put options                                                 1,189                                  1,189
Equity put option obligations                                                        (2,660)                                (2,660)
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                       1,695                     1,695
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1994                           1,753     10,805       57      597,860    1,179,715     (244,898)   1,545,292
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                       135,860                   135,860
-----------------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                              (96)                      (96)
Dividends, common - $.56 per share                                                               (54,195)                  (54,195)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. -
  21,421 Class A shares
   from treasury                                                                       (308)                      533          225
Employee stock purchase plan - 1,100,348
   Class A shares                                                   1                (4,852)                   26,023       21,172
Stock options - 297,569 Class A shares                             89                22,925                   (16,317)       6,697
Stock conversions - 1,202 shares                                    -        -
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock: 2,054,904 Class A shares                                                           (46,536)     (46,536)
Proceeds from the sale of put options                                                   285                                    285
Fulfilled equity put option obligations                                               2,660                                  2,660
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                         738                       738
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                           1,753     10,895       57      618,570    1,262,022     (281,195)   1,612,102
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                        84,534                    84,534
-----------------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50 per share                                                              (96)                      (96)
Dividends, common - $.57 per share                                                               (55,436)                  (55,436)
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. - 16,127 Class A shares
   from treasury                                                                       (271)                      383          112
Employee stock purchase plan - 967,125
   Class A shares                                                                       729                    22,707       23,436
Stock options - 508,222 Class A shares                            167                43,928                   (39,702)       4,393
Stock conversions - 660 shares                                      -        -
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock: 1,394,900 Class A shares                                                           (43,839)     (43,839)
Proceeds from the sale of put options                                                    51                                     51
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                        (125)                     (125)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 1996                          $1,753    $11,062      $57     $663,007   $1,290,899    $(341,646)  $1,625,132
-----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS. The New York Times Company (the "Company") is engaged in diversified activities in the communications field. The Company's principal businesses are newspapers, magazines and broadcast. The Company also has equity interests in a Canadian newsprint mill and a supercalendered paper mill. The Company's major source of revenue is advertising from its newspaper business. The newspapers operate in the Northeast, Southeast and California markets.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company after elimination of intercompany items.

FISCAL YEAR. The Company changed its fiscal year-end to the last Sunday in December, beginning with the fiscal year ended December 29, 1996.

INVENTORIES. Inventories are stated at the lower of cost or current market value. Inventory cost generally is based on the last-in, first-out ("LIFO") method for newsprint and magazine paper and the first-in, first-out ("FIFO") method for other inventories.

INVESTMENTS. Investments in which the Company has at least a 20% but not more than 50% interest are accounted for under the equity method.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost, and depreciation is computed by the straight-line method over estimated service lives. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

INTANGIBLE ASSETS ACQUIRED. Costs in excess of net assets acquired consist of excess costs of businesses acquired over values assigned to their net tangible assets and other intangible assets. The Company evaluates quarterly whether there has been a permanent impairment in any of its intangible assets, inclusive of goodwill. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the future operating cash flows to be generated by the acquired businesses. The excess costs which arose from acquisitions after October 31, 1970 are being amortized by the straight-line method principally over 40 years. The remaining portion of such excess, which arose from acquisitions before November 1, 1970 (approximately $13,000,000), is not being amortized since in the opinion of management there has been no diminution in value. Other intangible assets acquired consist principally of advertiser and subscriber relationships and mastheads which are being amortized over their remaining lives, ranging from 5 to 40 years. The general policy relating to intangible assets is a life of 5 years for various software licenses and a life of 40 years for mastheads on various acquired properties.

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

EARNINGS PER SHARE. Earnings per share is computed after preference dividends and is based on the weighted average number of shares of Class A and Class B Common Stock outstanding during each year. The effect of shares issuable under the Company's Incentive Plans (see Note 12), including stock options, is not material and therefore is excluded from the computation.

CASH AND SHORT-TERM INVESTMENTS. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents. The Company has overdraft positions at certain banks as a result of outstanding checks, which have been reclassified to accounts payable.

DERIVATIVES. The Company enters into foreign exchange contracts as a hedge against foreign accounts payable. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains on those payables. As of December 29, 1996, these contracts were immaterial.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS. In 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121") (see Note 3) and the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") (see Note 12).

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share ("SFAS 128"), effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 will eliminate the required disclosure of primary earnings per share which includes the dilutive effect of stock options, warrants and other convertible securities ("common stock equivalents") and instead require reporting of "basic" earnings per share, which will exclude common stock equivalents. Additionally, SFAS 128 changes the methodology for fully diluted earnings per share. Under the pronouncement, the Company anticipates that future reported earnings per share will be higher than under current rules, assuming stock prices remain at current or higher levels. Earnings per share presented in these financial statements would not be affected under the new pronouncement.

-------------------------------------------------------------------------------
2.      ACQUISITIONS/DISPOSITIONS

ACQUISITIONS: In July 1996, the Company acquired KFOR-TV in Oklahoma City, Oklahoma, and WHO-TV in Des Moines, Iowa ("New Television Stations"). The aggregate cost of the acquisition was approximately $234,075,000, of which approximately $233,626,000 was paid in cash and the balance representing assumed liabilities. The purchases resulted in increases in intangible assets of approximately $192,644,000 (consisting primarily of network affiliation agreements, Federal Communications Commission ("FCC") licenses and other intangible assets), property, plant and equipment of $33,532,000, other assets of $9,687,000, and assumed liabilities of $1,788,000.

     In 1996, the Company acquired newspaper distribution businesses that distribute The Times, other newspapers and periodicals throughout the New York City metropolitan area. The aggregate cost of these acquisitions was approximately $31,673,000, of which approximately $14,130,000 was paid in cash, $9,833,000 in notes and accounts receivable which were forgiven, and the balance representing assumed liabilities. The purchase resulted in increases in intangible assets of approximately $28,644,000 (consisting primarily of a customer list), and accounts receivable and equipment of $3,029,000.

     In June 1995, the Company acquired WTKR-TV in Norfolk, Virginia. The aggregate net cost of the acquisition was $71,299,000 which was paid in cash. The purchase resulted in increases in other intangible assets of approximately $61,343,000 (which consist of a network affiliation agreement, FCC licenses and other intangible assets), property, plant and equipment of $11,189,000, and other assets of $445,000. Net liabilities assumed as a result of the transaction totaled approximately $1,678,000.

     These acquisitions have been accounted for by the purchase method. The preliminary purchase cost allocations for the above-mentioned acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those set forth in the accompanying consolidated balance sheet at December 29, 1996, however, the changes are not expected to have a material effect on the consolidated financial position of the Company. The consolidated financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. The foregoing acquisitions, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

DISPOSITIONS: In connection with the divestiture of a newsprint mill in 1991, the Company made a loan commitment of up to $26,500,000 to the new owners of the mill. At December 31, 1995, the commitment was fully funded. In 1996, the Company received the funds to satisfy this loan. As a result of the repayment, the Company realized a $25,085,000 pre-tax gain ($13,292,000 after taxes, or $.14 per share) resulting from the realization of a gain contingency from the divestiture of the mill.

     In June 1996, the Company sold the 110 Fifth Avenue building in New York City which the Women's Magazine Division formerly occupied. The sale resulted in a $7,751,000 pre-tax gain ($4,240,000 after taxes, or $.04 per share).

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

     In December 1994, the Company divested its minority interest in Gaspesia Pulp & Paper Company Ltd. ("Gaspesia"), a Canadian newsprint mill. The Company's 49% interest was transferred to Abitibi-Price, Inc., the majority owner. In connection with the transfer, a pre-tax charge of approximately $3,100,000 ($.02 per share) was recorded. In 1993, the Company wrote down its investment in Gaspesia by $47,000,000 ($.56 per share) to reflect its net realizable value.

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

     The divestitures of the Women's Magazines Division, U.K. golf publications and the minority interest in Gaspesia resulted in a net pre-tax gain of $200,900,000 ($103,300,000 after taxes, or $.99 per share).

     Pro forma operating results for the year ended December 31, 1994, had the magazines sales occurred as of January 1, 1994 were as follows: revenues of $2,231,942,000; net income of $115,518,000; and net income per share of $1.11.

     The above pro forma results are not necessarily indicative of the operating results that would have occurred had the sales taken place as of the beginning of the period provided, nor necessarily indicative of results that may be achieved in the future. The gain on the sales is not included in the above pro forma operating results.

     In February 1994, the Company completed the sale of BPI Communications, L.P., a partnership in which the Company acquired a one-third interest through the 1993 acquisition of The Boston Globe. The Company received approximately $55,000,000 in 1994 from the sale. For financial reporting purposes, no gain or loss was recognized on the sale.

-------------------------------------------------------------------------------
3.      IMPAIRMENT LOSS

In September 1996, the Company recorded a non-cash accounting charge related to an impairment of certain long-lived assets as required by SFAS 121 which was principally, in concept, the accounting policy used by the Company in prior years. As a result of the Company's strategic review process, updated analyses were prepared to determine if there was impairment of any long-lived asset and certain assets, primarily in the Newspaper Group, met the test for impairment. These assets were associated with three small regional newspapers, certain wholesale distribution operations and a printing facility. The revised carrying values of these assets were generally calculated on the basis of discounted estimated future cash flow and resulted in a pre-tax non-cash charge of $126,763,000 ($94,500,000 after-tax, or $.97 per share).

     The SFAS 121 charge had no impact on the Company's 1996 cash flow or its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expense related to these assets will decrease in future periods. However, in conjunction with the review for impairment, the estimated lives of certain of the Company's long-lived assets were reviewed, which resulted in the acceleration of amortization expense for certain intangible assets. In the aggregate, the net effect of the change on depreciation and amortization expense is not expected to have a material affect on net income in the future.

-------------------------------------------------------------------------------
4.      INVESTMENT IN JOINT VENTURES

Investment in Joint Ventures consists of equity ownership interests in two paper mills ("Forest Products Investments"), the International Herald Tribune S.A.S. ("IHT"), and the operations of a new venture. The new venture ceased operations in December 1996. The results of IHT and the new venture are not material to the operations of the Company.

     The Forest Products Investments consist of a newsprint company, Donohue Malbaie Inc. ("Malbaie"), and a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison") (collectively referred to herein as "Paper mills"). The equity interest in Malbaie represents a 49% ownership interest.

     The Company and Myllykoski Oy, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The partners' interests in the net assets of Madison at any time will depend on their capital accounts, as defined, at such time. Through an 80%-owned subsidiary, the Company's share of Madison's profits and losses is 40%.

     The Company received distributions from Madison of $6,200,000 and $3,650,000, in 1996 and 1995, respectively. No distributions were received in 1994. Loans to Madison by the 80%-owned subsidiary of the Company totaled $1,769,000, $1,882,000 and $1,523,000, in 1996, 1995 and 1994, respectively. No contributions were made to Madison in 1996, 1995 or 1994.

     The Company received distributions from Malbaie of $10,757,000, $4,330,000 and $8,224,000 in 1996, 1995 and 1994, respectively. No loans or contributions were made to Malbaie in 1996, 1995 or 1994.

     In December 1994, the Company divested its minority interest in Gaspesia, which was written down to its net realizable value in 1993 (see Note 2).

     Condensed combined balance sheets of the Paper mills are as follows:

--------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS
OF PAPER MILLS
--------------------------------------------------------------------------
           Dollars in thousands        December 29,          December 31,
                                              1996                  1995
--------------------------------------------------------------------------
Current assets                          $   73,781             $  94,934
Less current liabilities                    36,477                88,129
--------------------------------------------------------------------------
Working capital                             37,304                 6,805
Fixed assets, net                          226,938               234,240
Long-term debt                                (245)                 (771)
Deferred income taxes and other           (109,074)             (106,667)
--------------------------------------------------------------------------
Net assets                               $ 154,923             $ 133,607
--------------------------------------------------------------------------

     The current portion of debt of the Paper mills of $10,500,000 is included in current liabilities in the above tables. At December 29, 1996, long-term debt of the Paper mills matures as follows: 1998, $137,000; and 1999, $108,000. The debt of the Paper mills is not guaranteed by the Company.

     Condensed combined income statements of the Paper mills are as follows:

-------------------------------------------------------------------------------
CONDENSED COMBINED INCOME STATEMENTS
OF PAPER MILLS
-------------------------------------------------------------
Dollars in thousands          1996        1995         1994
-------------------------------------------------------------
Net sales and
     other income         $268,654    $268,377     $189,805
Costs and
     expenses              203,120     216,342      180,860
-------------------------------------------------------------
Income before taxes         65,534      52,035        8,945
Income tax expense           9,635       7,969        1,136
-------------------------------------------------------------
Net income                $ 55,899    $ 44,066     $  7,809
-------------------------------------------------------------

     The condensed combined financial information of the Paper mills excludes the income tax effects attributable to Madison. Such tax effects (see Note 8) have been included in the Company's consolidated financial statements.

     Adjustments from translating certain balance sheet accounts, for each of the three years in the period ended December 29, 1996, are set forth in the Consolidated Statements of Stockholders' Equity. The cumulative translation adjustment (included in earnings reinvested in the business) decreased stockholders' equity by $320,000 and $195,000 at December 29, 1996 and December 31, 1995, respectively. Upon the disposition of Gaspesia in 1994, stockholders' equity was increased by $3,000,000, net of tax, to reflect the cumulative translation adjustment related to Gaspesia.

     During 1996, 1995 and 1994, the Company's Newspaper Group purchased newsprint and supercalendered paper from the Paper mills (including Gaspesia through the disposal date) at competitive prices. Such purchases aggregated approximately $80,000,000, $59,000,000, and $107,000,000, respectively.

-------------------------------------------------------------------------------
5.      INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets are composed of the following:

-----------------------------------------------------------------------
Dollars in thousands                December 29,          December 31,
                                           1996                  1995
-----------------------------------------------------------------------
Newsprint and magazine paper            $28,778               $36,965
Work-in-process, etc.                     5,030                 5,879
-----------------------------------------------------------------------
Total                                   $33,808               $42,844
-----------------------------------------------------------------------

Inventories are stated at the lower of cost or current market value. Cost is determined utilizing the LIFO method for 78% and 70% of inventory in 1996 and 1995, respectively. The replacement cost of inventory was approximately $36,700,000 and $54,600,000 at December 29, 1996 and December 31, 1995,
respectively.

-------------------------------------------------------------------------------
6.      LEASE COMMITMENTS

OPERATING LEASES: Such lease commitments are primarily for office space and equipment. Certain office space leases provide for adjustments relating to changes in real estate taxes and other operating expenses.

     Rental expense amounted to $29,664,000 in 1996, $27,699,000 in 1995 and
$26,559,000 in 1994. The approximate minimum rental commitments under noncancelable leases (exclusive of minimum sublease rentals of $292,000) at December 29, 1996 were as follows: 1997, $15,312,000; 1998, $12,555,000; 1999,
$10,097,000; 2000, $6,840,000; 2001, $5,683,000 and $15,250,000 thereafter.

CAPITAL LEASES: In 1994, the Company recorded a $5,000,000 capital lease for 31 acres of City-owned land in College Point, New York City, on which the Company is building a printing and distribution facility. The lease will continue for 25 years after the start of construction with an option to ultimately purchase the property. Under the terms of the lease agreement with the City of New York, the Company would receive various tax and energy cost reductions.

     The Company also has a long-term lease for a building and site in Edison, New Jersey. The lease provides the Company with certain early cancellation rights, as well as renewal and purchase options. For financial reporting purposes, the lease has been classified as a capital lease; accordingly, an asset of approximately $57,000,000 (included in buildings, building equipment and improvements at December 29, 1996 and December 31,
1995) has been recorded.

     The following is a schedule of future minimum lease payments under all capitalized leases together with the present value of the net minimum lease payments as of December 29, 1996:

--------------------------------------------------------
Dollars in thousands                            Amount
--------------------------------------------------------
1997                                          $  7,965
1998                                             7,765
1999                                             7,538
2000                                             7,457
2001                                             7,014
Later years                                     49,884
--------------------------------------------------------
Total minimum lease payments                    87,623
Less: amount representing interest              37,325
--------------------------------------------------------
Present value of net minimum lease
  payments including current
   maturities of $3,359                        $50,298
--------------------------------------------------------

-------------------------------------------------------------------------------
7.      DEBT

Long-Term Debt consists of the following:


-------------------------------------------------------------------------------------------
Dollars in thousands                                      December 29,        December 31,
                                                                 1996                1995
-------------------------------------------------------------------------------------------
5.50% to 5.77% Senior Notes due                              $200,000            $200,000
   1998-2000 (a)
7.625% Notes due 2005, net of unamortized debt                244,501             244,041
   costs of $5,499 in 1996, $5,959 in 1995; effective
   interest rate 7.996% (b)
8.25% Debentures due 2025 (due                                145,192             145,152
   2005 at option of Company), net of
   unamortized debt costs of $4,808 in 1996,
   $4,848 in 1995; effective interest rate
   8.553% (b)
-------------------------------------------------------------------------------------------
Total Notes and Debentures                                    589,693             589,193
-------------------------------------------------------------------------------------------
Less: Current Portion                                               -                   -
-------------------------------------------------------------------------------------------
Total Long-Term Debt                                         $589,693            $589,193
-------------------------------------------------------------------------------------------


     (a) In October 1993, the Company issued senior notes totaling $200,000,000 to an insurance company with interest payable semi-annually. Five-year notes totaling $100,000,000 were issued at an annual rate of 5.50%, and the remaining $100,000,000 were issued as six and one-half year notes at an annual rate of 5.77%.

     (b) In March 1995, the Company completed a public offering of $400,000,000 of unsecured notes and debentures. The offering consisted of ten-year notes aggregating $250,000,000 maturing March 15, 2005 at an annual rate of 7.625% (the "Notes") and 30-year debentures aggregating $150,000,000 maturing March 15, 2025 at an annual rate of 8.25% (the "Debentures") (collectively referred to herein as the "Offering"). The Debentures are callable after ten years. Interest is payable semi-annually on March 15 and September 15 on both the Notes and Debentures.

     The net proceeds from the Offering were used to repay the principal balance of $162,300,000 of 11.85% Notes due March 31, 1995, $50,000,000 of 9.34% Notes
due July 15, 1995 and indebtedness outstanding under the Company's commercial paper program. The remaining net proceeds were used for general corporate purposes.

     Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of long-term debt, excluding the current portion, was approximately $626,600,000 and $647,900,000 at December 29, 1996 and December 31, 1995, respectively.

-------------------------------------------------------------------------------

     In July 1996, the Company entered into a $200,000,000 revolving credit agreement and a $100,000,000 revolving credit agreement with a group of banks ("New Agreements"). The New Agreements replaced existing revolving credit agreements aggregating $170,000,000. The New Agreements expire in July 1997 and July 2001, respectively, at which time any outstanding borrowings would be payable. The $200,000,000 agreement provides for an annual facility fee of 0.0675% based on the Company's current credit rating. The $100,000,000 agreement provides for an annual facility fee of 0.0475%.

     No borrowings under any of the above agreements were outstanding during 1996 and 1995.

     In July 1996, the Company increased its ability to issue commercial paper from $200,000,000 to $300,000,000, which is supported by the Company's New Agreements. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days. At December 29, 1996, the Company had approximately $45,500,000 in outstanding commercial paper with original maturities ranging up to 82 days, at a weighted average interest rate of approximately 5.5%.

     The New Agreements permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. The New Agreements include provisions which require, among other matters, specified levels of stockholders' equity. At December 29, 1996, approximately $900,000,000 of stockholders' equity was unrestricted under the New Agreements.

     The aggregate face amount of maturities of long-term debt over the next five years are as follows: 1997, none; 1998, $100,000,000; 1999, none; 2000,
$100,000,000; 2001, none and $400,000,000 thereafter.

     Interest expense, net of capitalized interest and interest income, as shown in the accompanying Consolidated Statements of Income consists of the following:

---------------------------------------------------------------------
Dollars in thousands         1996             1995             1994
---------------------------------------------------------------------
Interest expense          $50,333          $48,751          $39,823
Capitalized interest      (19,574)         (15,177)          (4,943)
Interest income            (4,329)          (8,344)          (6,718)
---------------------------------------------------------------------
Net                       $26,430          $25,230          $28,162
---------------------------------------------------------------------

-------------------------------------------------------------------------------
8. INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109").

     The components of income tax expense as shown in the Consolidated Statements of Income is presented on the adjacent table:

-----------------------------------------------------------------------
Dollars in thousands                1996          1995           1994
-----------------------------------------------------------------------
Current tax expense
   Federal                     $  90,886     $ 105,999      $ 159,779
   State, local, foreign          28,494         1,970         49,651
-----------------------------------------------------------------------
                                 119,380       107,969        209,430
-----------------------------------------------------------------------
Deferred tax expense
   Federal                         6,076       (22,483)       (20,955)
   State, local, foreign         (12,081)       12,493        (13,088)
-----------------------------------------------------------------------
                                  (6,005)       (9,990)       (34,043)
-----------------------------------------------------------------------
Income tax expense             $ 113,375     $  97,979      $ 175,387
-----------------------------------------------------------------------


     The reasons for the variance between the effective tax rate on income taxes before income and the federal statutory rate (exclusive of the impairment loss in fiscal 1996 and net gains on dispositions in each period) are as follows:

--------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                              1996                         1995                          1994
--------------------------------------------------------------------------------------------------------------------------
                                                                % of                       % of                       % of
                                              Amount          Pretax       Amount        Pretax           Amount    Pretax
--------------------------------------------------------------------------------------------------------------------------
Tax at federal statutory rate               $102,143           35.0%     $ 77,892         35.0%         $ 65,752     35.0%

Increase (decrease) resulting from
   State and local taxes - net                14,310            4.9         8,880          4.0             5,476      2.9
   Capital loss tax benefits                       -              -             -            -           (10,000)    (5.3)
   Amortization of nondeductible
     intangible assets acquired               12,856            4.4        11,061          5.0            11,139      5.9
   Other - net                                 1,026             .4        (6,188)        (2.8)            5,466      2.9
--------------------------------------------------------------------------------------------------------------------------
Subtotal                                     130,335           44.7%       91,645         41.2%           77,833     41.4%
--------------------------------------------------------------------------------------------------------------------------
Impairment Loss                              (32,264)                           -                              -
--------------------------------------------------------------------------------------------------------------------------
Dispositions                                  15,304                        6,334                         97,554
--------------------------------------------------------------------------------------------------------------------------
Income tax expense                          $113,375                     $ 97,979                       $175,387
--------------------------------------------------------------------------------------------------------------------------



     Tax expense in 1996 was reduced by $5,571,000 ($8,517,000 before federal tax effect) due to a reduction in the valuation allowance attributable to state net operating loss tax benefits. Other state and local operating loss tax benefits further reduced 1996 tax expense by $2,507,000.

     Tax expense in 1995 was reduced by $10,986,000 as a result of a favorable state tax ruling and adjustments to federal, state and local tax liabilities. A further reduction of $4,339,000 ($6,676,000 before federal tax effect) in 1995 tax expense relates to a reduction in the valuation allowance attributable to state and local capital and net operating loss tax benefits. The remaining decrease in the valuation allowance is due principally to the expiration of net operating loss tax benefits and does not affect income tax expense.

     Tax expense in 1994 was reduced by approximately $10,000,000 relating to a decrease in the valuation allowance and $3,000,000 from the recognition of federal capital loss tax benefits. The decrease in the valuation allowance is associated with federal capital loss tax benefits. An increase in the valuation allowance associated with state and local capital loss carryforward tax benefits added approximately $688,000 (net of federal tax benefit) to 1994 tax expense.

     During 1996, federal tax authorities issued a favorable ruling on matters affecting The Boston Globe which had originated prior to its acquisition in 1993. As a result, accrued federal taxes were reduced by $25,000,000. In accordance with SFAS 109, this tax benefit was excluded from income and was applied as a reduction of goodwill. Income tax benefits, which related to the exercise of options and the employee stock purchase plan, reduced current taxes payable and increased additional capital by $3,645,000, $837,000, and $2,434,000 during 1996, 1995 and 1994, respectively.

     Foreign taxes included in income tax expense totaled $882,000, $774,000 and $5,096,000 in fiscal 1996, 1995 and 1994, respectively. Foreign taxes are principally applicable to the Company's equity in the operations of a Canadian newsprint mill. In 1994, $4,759,000 of foreign taxes were attributable to the disposition of the Company's U.K. golf publications.

     Current income taxes payable are included in accrued expenses while refundable amounts are included in other current assets.

-----------------------------------------------------------------------------
Dollars in thousands                           December 29,     December 31,
                                                      1996             1995
-----------------------------------------------------------------------------
Deferred Tax Assets
   Intangible assets acquired                     $ 17,541         $  5,941
   Accrued state and local taxes                    12,852           17,033
   Postretirement and
     postemployment benefits                        90,160           86,822
   Other accrued employee benefits
     and compensation                              109,761           93,777
   Accounts receivable allowances                   20,116           14,443
   Deferred income                                   7,940           25,996
   Other                                            12,273           20,231
-----------------------------------------------------------------------------
Total deferred tax assets                          270,643          264,243
Valuation allowance                                 (4,671)         (10,724)
-----------------------------------------------------------------------------
Net deferred tax assets                           $265,972         $253,519
-----------------------------------------------------------------------------

     At December 29, 1996, tax loss carryforwards include only state and local tax loss benefits. The benefits are attributable to tax operating losses. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from 1 to 15 years. The remaining operating loss carryforwards will result in a reduction of state and local income taxes of approximately $5,006,000 and will expire in years through 2008.

     In 1989, the FCC granted the Company a tax certificate in connection with the sale of its cable television system. This certificate enables the Company to defer income taxes on the gain to future years by reducing the tax bases of various assets which would otherwise be available as tax deductions.

            The components of the net deferred tax liabilities recognized on the respective Consolidated Balance Sheets are as follows:

-----------------------------------------------------------------------------
Dollars in thousands                           December 29,     December 31,
                                                      1996             1995
-----------------------------------------------------------------------------
Deferred Tax Liabilities
   Property, plant and equipment                  $130,954         $ 94,714
   Tax certificate                                  93,495          113,238
   Nontaxable acquisition                          115,514          123,880
   Safe harbor tax lease                            17,843           18,975
   Investments in Joint Ventures                    44,094           51,608
   Other                                            17,298           10,335
-----------------------------------------------------------------------------
Total deferred tax liabilities                     419,198          412,750
-----------------------------------------------------------------------------
Net deferred tax assets                           (265,972)        (253,519)
-----------------------------------------------------------------------------
Net deferred tax liability                         153,226          159,231
-----------------------------------------------------------------------------
Less amounts included in:
   Other current assets                            (36,164)         (23,533)
   Accrued expenses                                    830              780
-----------------------------------------------------------------------------
Deferred income taxes                             $188,560         $181,984
-----------------------------------------------------------------------------

     Federal income tax returns for all years through 1989 have been examined by the Internal Revenue Service and the respective tax years have been closed by statute. Examinations of the tax returns for the years 1990 through 1993 are in process. Management is of the opinion that any assessments resulting from these examinations will not have a material effect on the consolidated financial statements.

--------------------------------------------------------------------------------
9.      VOLUNTARY STAFF REDUCTIONS

The Company recorded pre-tax charges of approximately $44,100,000, or $.25 per share, and $10,100,000, or $.06 per share in 1996 and 1995, respectively, for work force reductions primarily at The New York Times, The Boston Globe and corporate headquarters. In 1993, the Company recorded pre-tax charges of $35,400,000, or $.23 per share, for severance and related costs for work force reductions at The Times.

     At December 29, 1996 and December 31, 1995, approximately $49,052,000 and $17,472,000, respectively, are included in accrued expenses in the accompanying Consolidated Balance Sheets, which represents the unpaid balance of the pre-tax charges. The remaining cash payments associated with these charges are expected to be paid over the next three years due to the timing of certain union pension and welfare fund contributions.

-------------------------------------------------------------------------------
10.     PENSION PLANS

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements, including a joint Company-union plan and a number of joint industry-union plans. These plans cover substantially all employees.

     The Company-sponsored pension plans provide participating employees with retirement benefits in accordance with benefit provision formulas which are based on years of service and final average or career pay and, where applicable, employee contributions. Funding is based on an evaluation and review of the assets, liabilities and requirements of each plan. In 1996, the Company merged the assets of two of the plans. Retirement benefits are also provided under supplemental unfunded pension plans.

     Net periodic pension cost for all Company-sponsored plans was $32,958,000 in 1996, $25,688,000 in 1995, and $32,730,000 in 1994. The components of net periodic pension cost are:

------------------------------------------------------------------------------
Dollars in thousands                       1996           1995          1994
------------------------------------------------------------------------------
Service cost                           $ 20,984       $ 16,413      $ 19,194
Interest cost                            45,353         41,859        38,933
Actual (return) loss on plan assets     (59,062)       (74,904)        2,942
Curtailment loss                              -              -         1,887
Net amortization and
   deferral                              25,683         42,320       (30,226)
------------------------------------------------------------------------------
Net periodic pension cost              $ 32,958       $ 25,688      $ 32,730
------------------------------------------------------------------------------

As a result of the sale of the Women's Magazines Division, the Company recognized a curtailment loss in 1994 (see Note 2). Accordingly, net periodic pension cost relating to certain plans was remeasured at July 1994, using an increased discount rate of 8.0%.

Assumptions used in the actuarial computations were:

-------------------------------------------------------------------------------
                                            1996          1995           1994
-------------------------------------------------------------------------------
Discount rate                              7.75%         7.25%          8.25%
Rate of increase in
   compensation levels                     5.50%         5.50%          5.50%
Expected long-term rate of
   return on assets                        8.75%         8.75%          8.75%
-------------------------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several other pension plans including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $21,111,000 in 1996, $20,679,000 in 1995, and $19,535,000 in 1994.

     Plan assets which were valued as of September 30, 1996 and 1995, consist of money market investments, investments in marketable fixed income and equity securities, an investment in a diversified real estate equity fund and investments in group annuity insurance contracts.

     The funded status of the Company's plans which were valued at September 30, 1996 and 1995 is as follows:

----------------------------------------------------------------------------
Dollars in thousands                 Plans Whose              Plans Whose
                                    Assets Exceed             Accumulated
                                     Accumulated               Benefits
                                      Benefits               Exceed Assets
----------------------------------------------------------------------------
                                                December 29, 1996
----------------------------------------------------------------------------
Actuarial present value of
  benefit obligation:
Vested benefit obligation                $367,438                 $ 64,312
----------------------------------------------------------------------------
Accumulated benefit obligation            375,492                   67,789
----------------------------------------------------------------------------
Projected benefit obligation              454,995                   71,167
Plan assets at fair value                 439,184                   66,459
----------------------------------------------------------------------------
Projected benefit obligation
   in excess of plan assets                15,811                    4,708
Unrecognized net gains                     27,493                    8,962
Unrecognized prior service cost             2,529                        -
Unrecognized transition asset                 419                        -
Fourth-quarter contribution, net                -                     (431)
----------------------------------------------------------------------------
Recorded pension liability               $ 46,252                 $ 13,239
----------------------------------------------------------------------------
                                                December 31, 1995
----------------------------------------------------------------------------
Actuarial present value of
  benefit obligation:
Vested benefit obligation                $234,139                 $198,233
----------------------------------------------------------------------------
Accumulated benefit obligation            239,507                  205,260
----------------------------------------------------------------------------
Projected benefit obligation              297,317                  237,302
Plan assets at fair value                 269,633                  178,539
----------------------------------------------------------------------------
Projected benefit obligation
   in excess of plan assets                27,684                   58,763
Unrecognized net (losses)                 (28,150)                  (2,725)
Unrecognized prior service cost             6,131                   (3,445)
Unrecognized transition
  (obligation) asset                       (1,645)                   2,063
Fourth-quarter contribution, net           (1,365)                  (8,297)
----------------------------------------------------------------------------
Recorded pension liability               $  2,655                 $ 46,359
----------------------------------------------------------------------------

The Company's liability for its unfunded non-qualified plans ("the Plans") was $71,204,000 and $64,549,000 as of December 29, 1996 and December 31,
1995, respectively. At December 29, 1996, the projected benefit obligation of the Plans totaled $100,665,000 of which $30,257,000 ($21,645,000 of unrecognized actuarial losses, $5,910,000 of unrecognized prior service cost and $2,702,000 of unrecognized transition obligation) is subject to amortization. At December 31, 1995, the projected benefit obligation of the Plans totaled $93,048,000 of which $30,883,000 ($21,046,000 of unrecognized actuarial losses, $6,500,000 of unrecognized prior service cost and $3,337,000 of unrecognized transition obligation) is subject to amortization. These amounts are not included in the funded status of the plans shown above.

     An additional minimum liability of $796,000 in 1996 and $2,384,000 in 1995 relating to the unfunded status of these Plans is included in other liabilities in the Consolidated Balance Sheets. Miscellaneous assets in both years includes a related intangible asset of an equal amount.

-------------------------------------------------------------------------------
11.     POSTRETIREMENT BENEFITS OTHER THAN
        PENSIONS AND POSTEMPLOYMENT BENEFITS

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

     Net periodic postretirement cost was $9,565,000 in 1996, $7,842,000 in 1995, and $12,419,000 in 1994, respectively. The decrease in 1995 cost was a result of a plan amendment which was adopted to reduce benefits for participants retiring after January 1, 1995. The effect of this plan amendment on the accumulated postretirement benefit obligation was a reduction of $16,736,000. This amount is being amortized over a period of approximately nine years beginning in 1995. The components of this cost are as follows:

------------------------------------------------------------------------------
Dollars in thousands                       1996           1995          1994
------------------------------------------------------------------------------
Service cost for benefits
   earned during the period              $3,682         $2,820       $ 4,629
Interest cost on accumulated
   postretirement obligation              8,250          8,142         9,376
Net amortization and deferral            (2,367)        (3,120)         (102)
Curtailment gain (See Note 2)                 -              -        (1,484)
------------------------------------------------------------------------------
Net periodic postretirement cost         $9,565         $7,842       $12,419
------------------------------------------------------------------------------

The Company's policy is to fund the above-mentioned plans as claims and premiums are paid.

     For 1996, the accumulated postretirement benefit obligation was determined using a discount rate of 7.75%, an estimated increase in compensation levels of 5.5% and a health care cost trend rate of between 10.0% and 8.5% in the first year, grading down to 5.0% in the year 2008.

     For 1995, the accumulated postretirement benefit obligation was determined using a discount rate of 7.25%, an estimated increase in compensation levels of 5.5% and a health care cost trend rate of between 11.0% and 9.25% in the first year, grading down to 5.0% in the year 2008.

     For 1994, the accumulated postretirement benefit obligation was determined using a discount rate of 8.25%, an estimated increase in compensation levels of 5.5% and a health care cost trend rate of between 12.0% and 10.0% in the first year, grading down to 5.0% in the year 2008.

     The following table sets forth the amounts included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets at December 29, 1996 and December 31, 1995, based on valuation dates of September 30 in each year:

-------------------------------------------------------------------------
   Dollars in thousands                      December 29,    December 31,
                                                    1996            1995
-------------------------------------------------------------------------
Accumulated postretirement
   benefit obligation
   Retirees                                     $ 51,164        $ 55,954
   Fully eligible active plan participants        19,510          19,870
   Other active plan participants                 43,451          44,965
-------------------------------------------------------------------------
Total                                            114,125         120,789
Unrecognized net gains                            32,212          16,536
Unrecognized prior service cost                   11,929          13,597
Fourth-quarter benefit
   payments                                         (822)           (544)
-------------------------------------------------------------------------
Total accrued postretirement
   benefit liability                             157,444         150,378
Current portion included in
   accrued expenses                                4,400           4,400
-------------------------------------------------------------------------
Long-term accrued
   postretirement benefit liability             $153,044        $145,978
-------------------------------------------------------------------------

     Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 29, 1996 by $16,465,000, and increase the net periodic postretirement benefit cost for 1996 by $2,090,000.

     In connection with collective bargaining agreements, the Company contributes to several welfare plans including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total contributions to these welfare funds were approximately $24,745,000, $26,034,000 and $25,460,000 in 1996, 1995 and 1994, respectively.

     In accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation, disability benefits and health care continuation coverage during the employees' active years of service.

-------------------------------------------------------------------------------
12.     EXECUTIVE AND NON-EMPLOYEE DIRECTORS'
        INCENTIVE PLAN

Under the Company's 1991 Executive Stock Incentive Plan and 1991 Executive Cash Bonus Plan (together the "1991 Executive Plans"), the Board of Directors may authorize incentive compensation awards and grant stock options to key employees of the Company. Awards may be granted in cash, restricted and unrestricted shares of the Company's Class A Common Stock, Retirement Units or such other forms as the Board of Directors deems appropriate. Under the 1991 Executive Plans, stock options of up to 20,000,000 shares of Class A Common Stock may be granted and stock awards of up to 1,000,000 shares of Class A Common Stock may be made. In adopting the 1991 Executive Plans, shares previously available for issuance of retirement units and stock options under prior plans are no longer available for future awards.

     Retirement Units are payable in Class A Common Stock generally over a period of ten years following retirement.

     Stock options currently outstanding were granted under the Company's 1984 Stock Option Plan and the 1991 Executive Plans.

The Plans provide for granting of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Class A Common Stock on the date of grant. These options have a term of ten years, and become exercisable in annual periods ranging from one year to four years from the date of grant. Payment upon exercise of an option may be made in cash, with previously-acquired shares, with shares (valued at fair market value) which would be otherwise issued on the exercise of the option or any combination thereof.

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

Changes in the Company's stock options for each of the three years in the period ended December 29, 1996 were as follows:


------------------------------------------------------------------------------------------------------------
Shares in thousands                      1996                     1995                         1994
                                ----------------------   ----------------------       ----------------------
                                          Weighted                 Weighted                     Weighted
                                           Average                  Average                      Average
                                Shares  Exercise Price   Shares  Exercise Price       Shares  Exercise Price
------------------------------------------------------------------------------------------------------------

Options outstanding,
   beginning of year            10,007     $25            9,282          $24           7,361         $24
Granted                          2,169      38            2,047           30           2,426          23
Exercised                       (1,672)     24             (910)          21            (378)         18
Forfeited                         (135)     28             (412)          27            (127)         25
                               ========                  =======                      =======
Options outstanding, end of
   year                         10,369      28           10,007           25           9,282          24
                               ========                  =======                      =======
Options exercisable,
   end of year                   5,279      24            5,273           24           4,953          23
                               ========                  =======                      =======
------------------------------------------------------------------------------------------------------------


The following table summarizes information about the Company's stock options outstanding as of December 29, 1996:

---------------------------------------------------------------------------------------------------------------------
Shares in thousands                               Options Outstanding                           Options Exercisable
                      --------------------------------------------------------------------    -----------------------

                                          Weighted Average     Weighted                                Weighted
Exercise Price           Outstanding          Remaining        Remaining       Exercisable              Average
Ranges                     Shares         Contractual Life  Exercise Price       Shares             Exercise Price
---------------------------------------------------------------------------------------------------------------------
$10 - 19                         352          5 years            $15               352                    $15
$20 - 29                       5,714          7 years             24             4,260                     24
$30 - 38                       4,303          9 years             34               667                     30
                            --------                         ---------         --------           -------------------
                              10,369                              28             5,279                     24
                            ========                                           ========


--------------------------------------------------------------------------------

The Company applies Accounting Principles Board Opinion No. 25, Accounting For Stock Issued to Employees, and related interpretations to accounting for its stock option and employee stock purchase plans (see Note 13), (collectively referred to herein as "Employee Stock Based Plans"). Accordingly, no compensation cost has been recognized for the aforementioned plans. Had compensation cost for the Employee Stock Based Plans been determined over the vesting period on the fair value at the grant date for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The fair value of each option grant and employee stock purchase plan ("ESPP") rights are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996: (a) Stock options: dividend yield, 1.88%; expected volatility, 25.91%; risk-free rate, 5.53%; expected life, 5 years; (b) ESPP rights: dividend yield, 2.0%; expected volatility, 21.22%; risk-free rate, 5.47%; expected life, 1 year. The fair value on the date of grant of stock options and ESPP rights offered in 1996 was $8.12 and $5.81, respectively. The pro forma effect for 1996 on the amounts presented below is not representative of the pro forma effect in future years because it does not take into account pro forma compensation expense related to grants made prior to 1995. The pro forma effect on net income for 1995 is not material because substantially all grants were made in December 1995. The pro forma effect and the related disclosure below is in accordance with the disclosure provisions of SFAS 123.

-----------------------------------------------------------------------------
Dollars in thousands                                    1996
                                         ------------------------------------
except per share data                       As reported           Pro forma
-----------------------------------------------------------------------------
Net income                                        $84,534           $76,889
Earnings per share                                $   .87           $   .79
-----------------------------------------------------------------------------

-------------------------------------------------------------------------------
13.     CAPITAL STOCK

The 5 1/2% cumulative prior preference stock, which is redeemable at the option of the Company on 30-days notice at par plus accrued dividends, is entitled to an annual dividend of $5.50 payable quarterly.

     The serial preferred stock is subordinate to the 5 1/2% cumulative prior preference stock. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

     The Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A shares. As provided for in the Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect thirty percent of the directors of the Board, and the Class A and Class B Common Stock have the right to vote together on reservations of Company stock for stock options and other stock-related plans, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

     At the April 1996 annual meeting of the Company's Class A and B Common Shareholders, an amendment to the 1991 Executive Stock Incentive Plan was approved to reserve an additional 10,000,000 shares of Class A Common Stock for issuance thereunder pursuant to the exercise of stock options.

     In 1995, the Company spent approximately $46,500,000 to repurchase approximately 2,055,000 shares of Class A Common Stock, at an average price of $22.65, under the October 1994 authorization of $100,000,000 and the February 1995 authorization of $50,000,000. In 1996, the Company spent approximately $43,800,000 to repurchase approximately 1,395,000 shares of Class A Common Stock, at an average price of $31.43, under the February 1995 authorization and the May 1996 authorization of $32,000,000. After December 29, 1996, the Company spent approximately $3,500,000 to repurchase approximately 91,000 shares of Class A Common Stock at an average price of $38.13. In February 1997, the Board of Directors authorized expenditures of an additional $150.0 million. Under the authorizations, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. To date, the remaining amount of these authorizations is approximately $152,700,000. Had the 1996 and 1995 stock repurchases occurred as of January 1 in the respective years, the impact on earnings per share would have been immaterial.

     In addition to the Company's stock repurchase program, in 1994 the Company began to sell equity put options in a series of private placements that entitle the holder, upon exercise, to sell shares of Class A Common Stock to the Company at a specified price. In 1996 and 1995, put options for 40,000 and 300,000 shares were issued for $51,000 and $285,000 in premiums, respectively, which have been accounted for as a part of additional capital. All put options issued have expired. Premiums received in 1995 reduced the average price of shares repurchased during 1995 to $22.51 per share from $22.65 per share.

    Under the 1997 Offering of the ESPP, eligible employees may purchase Class A Common Stock through payroll deductions during 1997 at the lower of $30.60 per share (85% of the average market price on November 1, 1996) or 85% of the average market price on November 26, 1997. Approximately 35 to 40 percent of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company issued approximately 967,000 shares, 1,100,000 shares and 1,191,000 shares in 1996, 1995 and 1994, respectively.

  Shares of Class A Common Stock reserved for issuance were as follows:

---------------------------------------------------------------------------
                                  December 29, 1996     December 31, 1995
---------------------------------------------------------------------------
Stock Options
   Outstanding                           10,368,627            10,007,225
   Available                              9,793,667             1,888,961
Employee Stock Purchase Plan
   Available                              3,735,123             4,702,248
Stock Awards Available                      963,880               965,686
Voluntary Conversion of
Class B Common Stock
   Available                                568,259               568,919
Retirement Units Outstanding                174,844               197,000
---------------------------------------------------------------------------
Total                                    25,604,400            18,330,039
---------------------------------------------------------------------------

-------------------------------------------------------------------------------
14.     SEGMENTS

The Company's segment and related information is included on pages F-2 and F-3 of this Appendix. The information for the years 1996, 1995 and 1994 appearing therein is presented on a basis consistent with, and is an integral part of, the consolidated financial statements. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.

-------------------------------------------------------------------------------
15.     COMMITMENTS AND CONTINGENT LIABILITIES

New printing and distribution facilities are under construction at College Point in New York City, and Lakeland, Florida. The cost of the new facilities is currently estimated to be $383,000,000, excluding capitalized interest of $37,000,000. At December 29, 1996, the Company had incurred capital expenditures of approximately $307,000,000, excluding capitalized interest.

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

-------------------------------------------------------------------------------
16.     RECLASSIFICATIONS

For comparability, certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
AND STOCKHOLDERS OF
THE NEW YORK TIMES COMPANY:

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 1996. Our audits also include the financial statement schedule listed in the Index at Item 14a. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

- Deloitte & Touche LLP -

New York, New York
February 3, 1997

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


-------------------------------------------------------------------------------
MARKET INFORMATION
-------------------------------------------------------------------------------

The Class A Common Stock is listed on the American Stock Exchange. The Class B Common Stock and the 5 1/2% cumulative prior preference stock are unlisted and are not actively traded. Dividends on the preference stock were paid at the quarterly rate of $1.375 per share during each of the last two years. The approximate number of security holders of record as of February 28, 1997 was as follows: Class A Common Stock: 12,949; Class B Common Stock: 40; 5 1/2% cumulative prior preference stock: 56. The market price range of Class A Common Stock in 1996 and 1995 is as follows:

------------------------------------------------------------------------------
Quarter Ended             1996                                     1995
------------------------------------------------------------------------------
                      High         Low                       High        Low
March 31            $30.50      $25.75       March 31      $23.50     $20.12
June 30              33.87       28.37       June 30        24.50      21.62
September 29         33.87       27.50       September 30   29.25      22.62
December 29          39.87       33.25       December 31    30.87      27.12
Year                 39.87       25.75       Year           30.87      20.12
------------------------------------------------------------------------------

QUARTERLY INFORMATION (UNAUDITED)


---------------------------------------------------------------------------------------------------------
Dollars and shares in millions       First Quarter             Second Quarter              Third Quarter
except per share data          --------------------------------------------------------------------------
                                     1996     1995           1996         1995           1996        1995
---------------------------------------------------------------------------------------------------------
Revenues                           $622.5   $571.0         $645.2       $610.0         $629.0      $573.0
---------------------------------------------------------------------------------------------------------
Costs and Expenses
   Production costs:
     Raw materials                  105.9     80.0           96.6         85.7           85.9        90.5
     Wages and benefits             136.8    131.4          135.6        133.6          140.7       135.1
     Other                           99.7     96.2          101.6         97.6          107.4        97.2
---------------------------------------------------------------------------------------------------------
   Total                            342.4    307.6          333.8        316.9          334.0       322.8
   Selling, general and
     administrative expenses        219.5    205.9          228.9        210.5          232.1       207.6
   Impairment Loss                      -        -              -            -          126.8           -
---------------------------------------------------------------------------------------------------------
Total                               561.9    513.5          562.7        527.4          692.9       530.4
---------------------------------------------------------------------------------------------------------
Operating profit (loss)              60.6     57.5           82.5         82.6          (63.9)       42.6
Income from Joint Ventures            4.7      2.1            2.2          2.5            6.4         3.5
Interest expense, net                 6.4      7.3            6.0          6.7            8.0         5.6
Net gain on dispositions                -        -            7.8            -           25.1        11.3
Income taxes                         26.2     24.9           39.7         35.1            7.3        19.6
---------------------------------------------------------------------------------------------------------
Net income (loss)                  $ 32.7   $ 27.4         $ 46.8       $ 43.3         $(47.7)     $ 32.2
---------------------------------------------------------------------------------------------------------
Average number of common
   shares outstanding                97.7     97.8           97.8         96.8           97.0        96.3
Per share of common stock
   Net income (loss)               $  .33   $  .28         $  .48       $  .45         $ (.49)     $  .33
   Dividends                          .14      .14            .14          .14            .14         .14
---------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
Dollars and shares in millions          Fourth Quarter                      Year
except per share data            --------------------------------------------------------
                                        1996        1995             1996          1995
-----------------------------------------------------------------------------------------

Revenues                            $718.3       $655.1        $2,615.0         $2,409.1
-----------------------------------------------------------------------------------------
Costs and Expenses
   Production costs:
     Raw materials                    75.8        112.0           364.2            368.1
     Wages and benefits              144.5        137.1           557.6            537.2
     Other                           117.3        108.1           426.0            399.1
-----------------------------------------------------------------------------------------
   Total                             337.6        357.2         1,347.8          1,304.4
   Selling, general and
     administrative expenses         286.6        247.9           967.1            871.9
   Impairment Loss                       -            -           126.8                -
-----------------------------------------------------------------------------------------
Total                                624.2        605.1         2,441.7          2,176.3
-----------------------------------------------------------------------------------------
Operating profit (loss)               94.1         50.0           173.3            232.7
Income from Joint Ventures             4.9          7.0            18.2             15.1
Interest expense, net                  6.0          5.6            26.4             25.2
Net gain on dispositions                 -            -            32.9             11.3
Income taxes                          40.2         18.4           113.4             98.0
-----------------------------------------------------------------------------------------
Net income (loss)                   $ 52.8       $ 33.0        $   84.6         $  135.9
-----------------------------------------------------------------------------------------
Average number of common
   shares outstanding                 96.8         96.5            97.3             96.9
Per share of common stock
   Net income (loss)                $  .54       $  .34        $    .87         $   1.40
   Dividends                           .15          .14             .57              .56
-----------------------------------------------------------------------------------------



     The 1996 quarters do not equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table above.

     The Company's largest source of revenues is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters. Advertising volume tends to be less in these quarters primarily because economic activity is lower in the post holiday season and summer periods. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

     The Company and the entire publishing industry was adversely affected by significant increases in newsprint and magazine paper prices throughout 1995 and into the first quarter of 1996.

     First-quarter 1996 results included a $1.2 million pre-tax charge for severance and related costs for work force reductions ("buyouts").

     Second-quarter 1996 results included a $4.4 million pre-tax charge ($.03 per share) for buyouts and a $7.8 million pre-tax gain ($.04 per share) on the sale of the 110 Fifth Avenue building.

     Third-quarter 1996 results included a $126.8 million pre-tax non-cash accounting charge ($.97 per share) related to the measurement for impairment of long-lived assets as required by SFAS 121, a $25.1 million pre-tax gain ($.14 per share) resulting from the realization of a gain contingency from the disposition of a paper mill in a prior year and a $7.0 million pre-tax charge ($.04 per share) for buyouts.

     Fourth-quarter 1996 results included a $31.5 million pre-tax charge ($.18 per share) for buyouts.

     Third-quarter 1995 results included an $11.3 million pre-tax gain ($.05 per share) from the sales of small regional newspapers.

     Fourth-quarter 1995 results included a $10.1 million pre-tax charge ($.06 per share) for buyouts.

TEN-YEAR SUPPLEMENTAL FINANCIAL DATA


---------------------------------------------------------------------------------------------------------------------
                                                                      Year Ended December
Dollars and shares in millions            ---------------------------------------------------------------------------
except per share data                     1996    1995   1994    1993    1992    1991    1990    1989    1988   1987
---------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
Revenues                                $2,615  $2,409 $2,357  $2,019  $1,773  $1,703  $1,776  $1,768  $1,700 $1,690
---------------------------------------------------------------------------------------------------------------------
Operating Profit                           173     233    211     126      88      93     129     168     251    291
---------------------------------------------------------------------------------------------------------------------
Income (Loss) from  Joint Ventures          18      15      5     (53)     (9)     (9)      8     (11)     35     18
---------------------------------------------------------------------------------------------------------------------
Income (Loss) from continuing
   operations                               85     136    213       6     (11)     47      65      68     161    156
Discontinued operations                      -       -      -       -       -       -       -     199       7      4
Net cumulative effect of
   accounting changes                        -       -      -       -     (34)      -       -       -       -      -
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                           85     136    213       6     (45)     47      65     267     168    160
---------------------------------------------------------------------------------------------------------------------
BALANCE SHEET

Total assets                             3,540   3,390  3,138   3,215   1,995   2,128   2,150   2,188   1,915  1,712
Long-term debt
   and capital lease obligations           637     638    523     460     207     213     319     337     378    391
Common stockholders' equity              1,623   1,610  1,544   1,599   1,000   1,073   1,056   1,064     873    823
---------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK

Continuing operations                      .87    1.40   2.05     .07    (.14)    .61     .85     .87    2.00   1.91
Discontinued operations                      -       -      -       -       -       -       -    2.52     .08    .05
Net cumulative effect of
   accounting changes                        -       -      -       -    (.43)      -       -       -       -      -
Net income (loss)                          .87    1.40   2.05     .07    (.57)    .61     .85    3.39    2.08   1.96
Dividends                                  .57     .56    .56     .56     .56     .56     .54     .50     .46    .40
Common stockholders'
   equity (end of year)                  16.62   16.50  15.71   14.96   12.54   13.70   13.68   13.63   11.02  10.04
---------------------------------------------------------------------------------------------------------------------
SHARES OUTSTANDING (end of year)

Class A and Class B Common                97.7    97.6   98.2   106.9    79.7    78.4    77.2    78.1    79.2   82.0
---------------------------------------------------------------------------------------------------------------------
MARKET PRICE (end of year)               38.50   29.62  22.12   26.25   26.37   23.62   20.62   26.37   26.87  31.00
---------------------------------------------------------------------------------------------------------------------


1996 - Results included: a $126.8 million pre-tax non-cash accounting charge ($.97 per share) related to the measurement for impairment of long-lived assets; $44.1 million pre-tax charge ($.25 per share) for work force reductions; $25.1 million pre-tax gain ($.14 per share) resulting from the realization of a gain contingency from the disposition of a paper mill in a prior year; $7.8 million pre-tax gain ($.04 per share) on the sale of an office building.

1995 - Results included: a net pre-tax gain of $11.3 million ($.05 per share) from the sales of small regional newspapers; $10.1 million pre-tax charge ($.06 per share) for work force reductions.

1994 - Results included: a net pre-tax gain of $200.9 million ($.99 per share) from the sales of the Women's Magazines Division and U.K. golf publications and the disposition of Gaspesia.

1993 - Results included: a pre-tax $3.7 million charge ($.02 per share) for rate adjustments due to a severe snowstorm; $4.4 million ($.05 per share) of additional tax expense for remeasurement of deferred tax balances due to the enactment of the 1993 Tax Act; $1.2 million ($.02 per share) of additional tax expense due to the 1993 Tax Act which increased the federal corporate income tax rate; a $2.6 million pre-tax gain ($.02 per share) on the sale of assets; $35.4 million of pre-tax charges ($.23 per share) for staff reductions at The Times; pre-tax non-cash charge of $47.0 million ($.56 per share) against equity in operations to write down the Gaspesia investment to its net realizable value.

1992 - Results included: $53.8 million pre-tax loss ($.47 per share) on the closing of The Gwinnett (Ga.) Daily News; a $3.1 million pre-tax gain ($.02 per share) from the sales of assets; a $28.0 million pre-tax charge ($.20 per share) for voluntary union staff reductions at The Times; $21.4 million pre-tax charge ($.15 per share) for labor disruptions and training and start-up costs at Edison. Net cumulative effect of accounting changes reflects the 1992 adoption of the change in methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits.

1991 - Results included: a $20.0 million pre-tax charge ($.15 per share) for voluntary union staff reductions at The Times; the reversal of a provision for income taxes of $10.0 million ($.13 per share) for a favorable tax settlement.

1989 - Results included: an after-tax gain of $193.3 million ($2.46 per share) from the sale of the Company's cable television operations, of which the gain and results of operations through the 1989 sale date are included as discontinued operations; a $30.0 million pre-tax charge ($.22 per share) for voluntary union staff reductions at The Times; a pre-tax charge of $27.2 million ($.35 per share) for a valuation reserve against the Company's investment in the Forest Products Investments.

                                                                     SCHEDULE II

                           THE NEW YORK TIMES COMPANY
                       VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 29, 1996

   -------------------------------------------------------------------------------------------
                   Column A                      Column B     Column C     Column D     Column E

--------------------------------------------------------------------------------------------------
                                                                            Deduc-
                                                                             tions
                                                                              for
                                                                           purposes
                                                              Additions       for
                                                             charged to      which
                                                Balance at    costs and    accounts      Balance
                                                 beginning   expenses or   were set      at end
                 Description                     of period    revenues        up        of period
--------------------------------------------------------------------------------------------------
                                                               Dollars in thousands

YEAR ENDED DECEMBER 29, 1996
  Deducted from assets to which they apply
    Uncollectible accounts....................   $  18,942    $  23,526    $  18,109    $  24,359
    Returns and allowances, etc. .............       6,923       10,324       10,294        6,953
                                                -----------  -----------  -----------  -----------
        Total.................................   $  25,865    $  33,850    $  28,403    $  31,312
                                                -----------  -----------  -----------  -----------
                                                -----------  -----------  -----------  -----------

YEAR ENDED DECEMBER 31, 1995
  Deducted from assets to which they apply
    Uncollectible accounts....................   $  22,268    $  20,749    $  24,075    $  18,942
    Returns and allowances, etc. .............       5,889        9,892        8,858        6,923
                                                -----------  -----------  -----------  -----------
        Total.................................   $  28,157    $  30,641    $  32,933    $  25,865
                                                -----------  -----------  -----------  -----------
                                                -----------  -----------  -----------  -----------

YEAR ENDED DECEMBER 31, 1994
  Deducted from assets to which they apply
    Uncollectible accounts....................   $  17,108    $  23,134    $  17,974    $  22,268
    Returns and allowances, etc. .............      26,399       44,562       65,072        5,889
                                                -----------  -----------  -----------  -----------
        Total.................................   $  43,507    $  67,696    $  83,046    $  28,157
                                                -----------  -----------  -----------  -----------
                                                -----------  -----------  -----------  -----------

                                 EXHIBIT INDEX

           (2.1) Agreement and Plan of Merger dated as of June 11, 1993, as amended by the First Amendment dated as of August 12, 1993, by and among the Company, Sphere, Inc. and Affiliated Publications, Inc. ("API") (filed as Exhibit 2 to the Form S-4 Registration Statement, Registration No. 33-50043, on August 23, 1993, and included as Annex I to the Joint Proxy Statement/ Prospectus included in such Registration Statement (schedules omitted--the Company agrees to furnish a copy of any schedule to the Commission upon request), and incorporated by reference herein).

           (3.1) Certificate of Incorporation as amended by the Class A and Class B stockholders and as restated on September 29, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

           (3.2) By-laws as amended through March 20, 1997.

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

           (9.1) Globe Voting Trust Agreement, dated as of October 1, 1993, as amended effective October 1, 1995 (filed as an Exhibit to the Company's Form 10-K dated March 11, 1996, and incorporated by reference herein).

           (10.1) The Company's Executive Incentive Compensation Plan as amended through December 20, 1990 (filed as an Exhibit to the Company's Form 10-K dated March 1, 1991, and incorporated by reference herein).

           (10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through September 19, 1996 (filed as an Exhibit to the Company's 10-Q dated November 12, 1996, and incorporated by reference herein).

           (10.3) The Company's 1991 Executive Cash Bonus Plan, as amended through September 19, 1996 (filed as an Exhibit to the Company's 10-Q dated November 12, 1996, and incorporated by reference herein).

           (10.4) The Company's Non-Employee Directors' Stock Option Plan, as amended through September 19, 1996 (filed as an Exhibit to the Company's 10-Q dated November 12, 1996, and incorporated by reference herein).

           (10.5) The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 11, 1996, and incorporated by reference herein).

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

           (10.17) Form of Substituted Stock Option Agreement/Incentive 87 among API, its predecessor company and certain employees (filed as Exhibit
       10.29 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (10.18) Form of Substituted Stock Option Agreement/Incentive 88 among API, its predecessor company and certain employees (filed as Exhibit
       10.31 to Post-Effective Amendment No. 1 filed August 11, 1989, to API's Registration Statement on Form S-4 (Registration Statement No. 33-28373) declared effective April 28, 1989, and incorporated by reference herein).

           (10.19) The Company's Deferred Executive Compensation Plan, as amended through November 8, 1996.

           (11) Statements of Computation of Primary and Fully-Diluted Net Income Per Share.

           (21) Subsidiaries of the Company.

           (23) Consent of Deloitte & Touche LLP.

           (27) Financial Data Schedule.