Form 10-Q/A
period 1997-05-02
NEW YORK TIMES CO
filed 1997-05-12
CIK 71691

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                   MARCH 30, 1997
                                    --------------

Commission file number                  1-5837
                                    --------------

                              THE NEW YORK TIMES COMPANY
                ------------------------------------------------------
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

                                        10036
                                      ---------
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

Number of shares of each class of the registrant's common stock outstanding as of May 4, 1997 (exclusive of treasury shares):

    Class A Common Stock          95,268,649 shares
    Class B Common Stock             425,001 shares

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



                                                        For the Quarter Ended
                                                     --------------------------
                                                      March 30,        March 31,
                                                        1997             1996
                                                     --------------------------
                                                             (13 Weeks)

Revenues
  Advertising . . . . . . . . . . . . . . . . . . .    $476,548       $431,617
  Circulation . . . . . . . . . . . . . . . . . . .     168,554        162,556
  Other . . . . . . . . . . . . . . . . . . . . . .      47,359         33,402
                                                     -----------     ----------
    Total . . . . . . . . . . . . . . . . . . . . .     692,461        627,575
                                                     -----------     ----------

Production Costs
  Raw Materials . . . . . . . . . . . . . . . . . .      73,477        105,567
  Wages and Benefits. . . . . . . . . . . . . . . .     153,172        136,834
  Other . . . . . . . . . . . . . . . . . . . . . .     114,645        105,116
                                                     -----------     ----------
    Total . . . . . . . . . . . . . . . . . . . . .     341,294        347,517

Selling, General and Administrative Expenses. . . .     249,912        219,435
                                                     -----------     ----------

    Total . . . . . . . . . . . . . . . . . . . . .     591,206        566,952
                                                     -----------     ----------

Operating Profit. . . . . . . . . . . . . . . . . .     101,255         60,623

Income from Joint Ventures. . . . . . . . . . . . .       1,315          4,682

Interest Expense, Net of Interest Income. . . . . .       8,318          6,438
                                                     -----------     ----------

Income Before Income Taxes. . . . . . . . . . . . .      94,252         58,867

Income Taxes. . . . . . . . . . . . . . . . . . . .      42,413         26,153
                                                     -----------     ----------

Net Income. . . . . . . . . . . . . . . . . . . . .   $  51,839      $  32,714
                                                     -----------     ----------
                                                     -----------     ----------

Weighted Average Number of Common and
  Common Equivalent Shares. . . . . . . . . . . . .     101,066         97,653

Earnings Per Common and Common Equivalent Share . .        $.51           $.33

Cash Dividends Per Common Share . . . . . . . . . .        $.15           $.14


              See notes to condensed consolidated financial statements.

                              THE NEW YORK TIMES COMPANY
                              --------------------------

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                                     (Unaudited)
                                (Dollars in thousands)





                                                      March 30,     December 29,
                                                        1997           1996
                                                -------------------------------

ASSETS
------

Current Assets
--------------

  Cash and short-term investments. . . . . . . . .    $  45,772      $  39,103

  Accounts receivable-net. . . . . . . . . . . . .      295,532        309,164

  Inventories
    Newsprint and magazine paper . . . . . . . . .       31,814         28,778
    Work-in-process, etc.. . . . . . . . . . . . .        5,928          5,030
                                                    -------------   ------------

       Total inventories . . . . . . . . . . . . .       37,742         33,808

  Other current assets . . . . . . . . . . . . . .       90,255         96,697
                                                    -------------   ------------

       Total current assets. . . . . . . . . . . .      469,301        478,772
                                                    -------------   ------------

Other Assets
------------

  Investment in joint ventures . . . . . . . . . .      137,031        137,255

  Property, plant and equipment (less accumulated
    depreciation of $832,671 in 1997 and
    $807,120 in 1996). . . . . . . . . . . . . . .    1,393,456      1,358,029

  Intangible assets acquired
    Cost in excess of net assets acquired (less
    accumulated amortization of $189,923
    in 1997 and $184,196 in 1996). . . . . . . . .    1,028,180      1,041,672

    Other intangible assets acquired (less
    accumulated amortization of $27,518
    in 1997 and $23,384 in 1996) . . . . . . . . .      394,702        396,042

  Miscellaneous assets . . . . . . . . . . . . . .      140,828        128,101
                                                    -------------   ------------

       TOTAL ASSETS. . . . . . . . . . . . . . . .   $3,563,498     $3,539,871
                                                    -------------   ------------
                                                    -------------   ------------

              See notes to condensed consolidated financial statements.

                              THE NEW YORK TIMES COMPANY
                              --------------------------

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                        -------------------------------------
                                     (Unaudited)
                                (Dollars in thousands)


                                                      March 30,     December 29,
                                                        1997            1996
                                                --------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
-------------------

  Commercial paper outstanding . . . . . . . . . .    $  14,900      $  45,500
  Accounts payable . . . . . . . . . . . . . . . .      199,897        171,853
  Accrued payroll and other related liabilities. .       73,895         84,458
  Accrued expenses . . . . . . . . . . . . . . . .      259,766        258,468
  Unexpired subscriptions. . . . . . . . . . . . .       89,152         90,059
  Current portion of capital lease obligations . .        3,893          3,359
                                                    -------------   ------------

    Total current liabilities. . . . . . . . . . .      641,503        653,697
                                                    -------------   ------------

Other Liabilities
-----------------

  Long-term debt . . . . . . . . . . . . . . . . .      589,823        589,693
  Capital lease obligations. . . . . . . . . . . .       46,668         46,939
  Deferred income taxes. . . . . . . . . . . . . .      188,674        188,560
  Other. . . . . . . . . . . . . . . . . . . . . .      440,572        435,850
                                                    -------------   ------------

    Total other liabilities. . . . . . . . . . . .    1,265,737      1,261,042
                                                    -------------   ------------

Total Liabilities. . . . . . . . . . . . . . . . .    1,907,240      1,914,739
                                                    -------------   ------------

Stockholders' Equity
--------------------

  Capital stock. . . . . . . . . . . . . . . . . .       12,986         12,872
  Additional paid in capital . . . . . . . . . . .      690,898        663,007
  Earnings reinvested in the business. . . . . . .    1,327,736      1,290,899
  Common stock held in treasury, at cost . . . . .     (375,362)      (341,646)
                                                    -------------   ------------

    Total stockholders' equity . . . . . . . . . .    1,656,258      1,625,132
                                                    -------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........   $3,563,498     $3,539,871
                                                    -------------   ------------
                                                    -------------   ------------


              See notes to condensed consolidated financial statements.

                              THE NEW YORK TIMES COMPANY
                              --------------------------

                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    ----------------------------------------------
                                     (Unaudited)
                                (Dollars in thousands)

                                                       For the Quarter Ended
                                                  -----------------------------
                                                   March 30,          March 31,
                                                     1997                1996
                                                  -----------------------------
                                                           (13 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------

Net cash provided by operating activities. . . . .    $104,607        $  26,885
                                                     -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

Additions to property, plant and equipment . . . .     (44,746)         (46,651)
Other - net. . . . . . . . . . . . . . . . . . . .          66             (705)
                                                     -----------    ------------

Net cash used in investing activities. . . . . . .     (44,680)         (47,356)
                                                     -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Commercial paper reduction - net . . . . . . . . .     (30,600)           -
Long-term debt reduction . . . . . . . . . . . . .        (973)            (820)
Capital Shares
    Issuance . . . . . . . . . . . . . . . . . . .       4,002              880
    Repurchase . . . . . . . . . . . . . . . . . .     (10,970)            (739)
Dividends paid to stockholders . . . . . . . . . .     (14,717)         (13,695)
Other - net. . . . . . . . . . . . . . . . . . . .        -              (1,116)
                                                     -----------     ------------

Net cash used in financing activities. . . . . . .     (53,258)         (15,490)
                                                     -----------     ------------

Increase (Decrease) in cash and short-term
  investments. . . . . . . . . . . . . . . . . . .       6,669          (35,961)

Cash and short-term investments at the beginning
  of the year. . . . . . . . . . . . . . . . . . .      39,103           91,442
                                                     -----------     ------------
Cash and short-term investments at the end of
  the quarter. . . . . . . . . . . . . . . . . . .   $  45,772        $  55,481
                                                     -----------     ------------
                                                     -----------     ------------

SUPPLEMENTAL INFORMATION:
------------------------

     Amounts in these statements of cash flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

     Repurchases of common stock in connection with certain exercises under the Company's stock option plans increased treasury stock by $23,312 and $3,742 in 1997 and 1996, respectively. Additional paid in capital increased by a corresponding amount.


              See notes to condensed consolidated financial statements.

                               THE NEW YORK TIMES COMPANY
                               --------------------------

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  ----------------------------------------------------

                                       (Unaudited)


1.   GENERAL
     The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 29, 1996, for The New York Times Company (the "Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim period ended, have been included. Due to the seasonal nature of the Company's business, results for the interim periods are not necessarily indicative of a full year's operations.
     Certain reclassifications have been made to the 1996 Condensed Consolidated Financial Statements to conform with classifications used at March 30, 1997.

2.   INCOME TAXES
     Variances between the effective tax rate on income before income taxes and the federal statutory rate are presented in the following reconciliation:


----------------------------------------------------------------------------------------------------------
                                                                   March 30,               March 31,
----------------------------------------------------------------------------------------------------------
For the Thirteen Weeks Ended                                         1997                    1996
----------------------------------------------------------------------------------------------------------
                                                                           % of                    % of
(Dollars in thousands)                                        Amount      Pretax      Amount      Pretax
----------------------------------------------------------------------------------   ---------------------

Pretax income . . . . . . . . . . . . . . . . . . . . . .   $94,252       100.0%     $58,867      100.0%
                                                           -----------------------   ---------------------
                                                           -----------------------   ---------------------

Tax at federal statutory rate . . . . . . . . . . . . . .    32,988        35.0%      20,603       35.0%

State and local taxes, net of federal benefits. . . . . .     6,291         6.7%       3,682        6.2%

Amortization of nondeductible intangible
 assets acquired. . . . . . . . . . . . . . . . . . . . .     2,180         2.3%       2,110        3.6%

Foreign income. . . . . . . . . . . . . . . . . . . . . .      (255)        (.3%)       (960)      (1.6%)

Other-net . . . . . . . . . . . . . . . . . . . . . . . .     1,209         1.3%         718        1.2%
                                                           -----------------------   ---------------------

Income Taxes. . . . . . . . . . . . . . . . . . . . . . .   $42,413        45.0%     $26,153       44.4%
                                                           -----------------------   ---------------------
                                                           -----------------------   ---------------------

3.  DISPOSITIONS

     In March 1997, the Company announced its plans to sell the NYT Custom Publishing division and the following sports/leisure magazines: Tennis, Tennis Buyer's Guide, Cruising World, Sailing World, Snow Country and Snow Country Business. The operating profit (loss) of these magazines was not material to the results of the Company in the first quarter of 1997 and their sale will not have a material impact on the future results or the financial position of the Company.

4.   EARNINGS PER SHARE

     Earnings per share is computed after preference dividends and is based on the weighted average number of Class A and Class B common shares outstanding during the period. The 1997 first-quarter calculation reflects primary earnings per share including incremental shares associated with stock options in accordance with Accounting Principles Board Opinion No.15, "Earnings Per Share" ("APB 15"). Fully diluted earnings per share in the first quarter of 1997 is not presented since dilution is not material. The potential dilutive effect of stock options on 1996 earnings per share was not material.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which supersedes APB 15. SFAS 128 is effective for periods after December 15, 1997, at which time earnings per share for periods prior to the effective date will be restated. SFAS 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share which excludes the dilutive effect of common stock equivalents such as stock options, warrants and other convertible securities. SFAS 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Diluted earnings per share under SFAS 128 is computed similarly to fully diluted earnings per share under APB 15.

     Pro forma dual presentation of basic and diluted earnings per share for the three months ended March 1997, assuming the adoption of SFAS 128 in the first quarter of 1997, is as follows:

                    Basic Earnings Per Share      $0.53
                                                  -----
                                                  -----

                    Diluted Earnings Per Share    $0.51
                                                  -----
                                                  -----

5.   DEBT OBLIGATIONS

     The Company currently maintains $300,000,000 in revolving credit agreements of which $100,000,000 expires in July 1997, which the Company plans to renew for one year at that time, and of which $200,000,000 expires in July 2001. These agreements contain provisions for, among other matters, specified levels of stockholders' equity. At March 30, 1997, approximately $930,000,000 of stockholders' equity was unrestricted under these agreements. At March 30, 1997 and December 29, 1996, the Company had commercial paper outstanding of $14,900,000 and $45,500,000, respectively, which is supported by the revolving credit agreements.

6.   STOCK REPURCHASE PROGRAM

     At December 29, 1996, approximately $6,200,000 remained under a May 1996 stock repurchase authorization. In February 1997, the Board of Directors authorized additional expenditures of up to $150,000,000. During the first three months of 1997, the Company paid approximately $3,500,000 to repurchase approximately 91,000 shares of Class A Common Stock at an average price of $38.13 per share under these authorizations. Subsequent to March 30, 1997, the Company paid approximately $96,600,000 to repurchase approximately 2,366,000 shares of Class A Common Stock at an average price of approximately $41 per share. Approximately 1,900,000 of these shares were purchased under an agreement with an investment firm. The agreement provides for a settlement amount in cash or in shares of Class A Common Stock, at the Company's discretion, based on the Company's weighted average stock price as defined in the agreement. To date, approximately $56,100,000 remain from the February 1997 authorization. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans.

7.   VOLUNTARY STAFF REDUCTIONS


     In the 1997 first quarter, the Company recorded approximately $2,500,000, or $.01 per share, at corporate headquarters and The New York Times, for pretax charges relating to staff reductions. At March 30, 1997 and December 29, 1996, approximately $28,953,000 and $49,052,000, respectively, were included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid balance of total pretax charges relating to staff reductions. The remaining cash outflows associated with these charges are expected to occur over the next three years due to the timing of certain union pension and welfare fund contributions.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     Advertising and circulation revenues accounted for approximately 69% and 24%, respectively, of the Company's revenues in the first quarter of 1997. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters since economic activity tends to be lower in the post-holiday season and the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

     Newsprint is the major component of the Company's cost of raw materials. Newsprint prices, which were at historic highs in the first quarter of 1996, began to decline during the second quarter of 1996 and fell dramatically by year-end. A newsprint price increase announced by suppliers to be effective in March 1997, has started to be implemented, and prices are expected to drift upward in the remainder of 1997. However, 1997 newsprint prices are not expected to reach prior year highs.

RESULTS OF OPERATIONS - FIRST QUARTER OF 1997
COMPARED WITH FIRST QUARTER OF 1996

     The 1997 first-quarter net income was $51.8 million, or $.51 per share, compared with net income of $32.7 million, or $.33 per share, in the first quarter of 1996. The higher 1997 net income was principally due to improved operations in the Newspaper and Broadcast Groups, resulting primarily from higher advertising revenues and lower newsprint prices.

     The earnings per share amount in the first quarter of 1997 reflects a $.01 per share ($2.5 million pretax) charge for buyouts as well as a $.02 per share decrease resulting from the inclusion of outstanding stock options in the earnings per share calculation as required by Accounting Principles Board Opinion No. 15, "Earnings Per Share" ("APB 15"). This provision of APB 15 was triggered primarily as a result of the Company's higher stock price. The first quarter of 1996 did not include the dilutive effect of outstanding stock options. Certain provisions of APB 15 will be superseded by Statement of Financial Accounting Standards No. 128, "Earnings Per Share", effective December 15, 1997, and earnings per share amounts for periods prior to the effective date will then be restated.

     Revenues for the first quarter of 1997 were $692.5 million, a 10% increase over 1996 first-quarter revenues of $627.6 million. On a comparable basis, adjusted for the acquisitions of certain properties, first-quarter revenues increased in 1997 by approximately 9% over 1996.

     Costs and expenses for the Company increased to $591.2 million in the first quarter of 1997 from $567.0 million in 1996 due primarily to higher wages and payroll-related costs, and promotional expenses, offset by lower raw material costs resulting from lower paper prices.

     Operating profit rose to $101.3 million for the first quarter of 1997 from $60.6 million in 1996. The improvement in operating profit was principally due to improved operations in the Newspaper and Broadcast Groups.

     The 1997 first-quarter earnings before interest, income taxes, depreciation and amortization ("EBITDA") rose to $143.0 million from $100.1 million in the comparable 1996 period.

     Income from Joint Ventures decreased to $1.3 million in the 1997 first quarter from $4.7 million in 1996. The decrease was primarily a result of lower selling prices for paper from the mills in which the Company has investments.

     Interest expense, net of interest income, increased to $8.3 million in the 1997 first quarter from $6.4 million in 1996. The increase was primarily a result of lower levels of investment income and capitalized interest associated with new construction.

     The effective tax rate for the first quarter of 1997 was 45.0% compared with an effective tax rate of 44.4% in the comparable 1996 period.


SEGMENT INFORMATION
-------------------

-------------------------------------------------------------------------------
                                                      For the Quarter Ended
                                                  -----------------------------
                                                   March 30,          March 31,
(Dollars in thousands)                               1997               1996
-------------------------------------------------------------------------------
                                                            (13 Weeks)

REVENUES
--------

Newspapers. . . . . . . . . . . . . . . . . . .    $ 620,960          $ 565,410
Magazines . . . . . . . . . . . . . . . . . . .       40,147             40,710
Broadcasting. . . . . . . . . . . . . . . . . .       31,354             21,455
                                                  ------------------------------
  Total . . . . . . . . . . . . . . . . . . . .    $ 692,461          $ 627,575
                                                  ------------------------------
                                                  ------------------------------

OPERATING PROFIT (LOSS)
-----------------------

Newspapers. . . . . . . . . . . . . . . . . . .    $  98,463          $  61,146
Magazines . . . . . . . . . . . . . . . . . . .        5,711              7,070
Broadcasting. . . . . . . . . . . . . . . . . .        5,684              3,384
Unallocated Corporate Expenses. . . . . . . . .       (8,603)           (10,977)
                                                  ------------------------------
  Total . . . . . . . . . . . . . . . . . . . .    $ 101,255          $  60,623
                                                  ------------------------------
                                                  ------------------------------

DEPRECIATION AND AMORTIZATION
-----------------------------

Newspapers. . . . . . . . . . . . . . . . . . .    $  36,899          $  33,724
Magazines . . . . . . . . . . . . . . . . . . .       (1,737)            (1,871)
Broadcasting. . . . . . . . . . . . . . . . . .        4,718              2,544
Corporate . . . . . . . . . . . . . . . . . . .          423                345
Joint Ventures. . . . . . . . . . . . . . . . .           89                 97
                                                  ------------------------------
   Total. . . . . . . . . . . . . . . . . . . .    $  40,392          $  34,839
                                                  ------------------------------
                                                  ------------------------------

A discussion of the operating results of the Company's segments follows:

NEWSPAPER GROUP: The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 Regional Newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of The New York Times databases and microfilm and New Ventures. New Ventures include projects developed in electronic media by The Times and The Globe.

     -----------------------------------------------------------------
                                              For the Quarter Ended
                                             -------------------------
                                              March 30,    March 31,
     (Dollars in thousands)                     1997         1996
     -----------------------------------------------------------------
                                                     (13 Weeks)
     REVENUES
     Newspapers                                 $ 618,690    $ 563,523
     New Ventures                                   2,270        1,887
     -----------------------------------------------------------------
     Total Revenues                             $ 620,960    $ 565,410
     -----------------------------------------------------------------
     EBITDA
     Newspapers                                 $ 136,657    $  96,991
     New Ventures                                  (1,295)      (2,121)
     -----------------------------------------------------------------
     Total EBITDA                               $ 135,362    $  94,870
     -----------------------------------------------------------------
     OPERATING PROFIT (LOSS)
     Newspapers                                 $  99,970    $  63,539
     New Ventures                                  (1,507)      (2,393)
     -----------------------------------------------------------------
     Total Operating Profit                     $  98,463    $  61,146
     -----------------------------------------------------------------

     The Newspaper Group's first-quarter operating profit, excluding buyouts associated with the Group of $1.5 million, rose to $100.0 million in 1997 from $61.1 million in the 1996 first quarter. Revenues were $621.0 million in the 1997 first quarter, compared with $565.4 million in 1996. The 10% increase in the Group's revenues was due primarily to higher advertising rates and volume. The improvement in operating profit in the first quarter of 1997 included the favorable effect of a 33% decrease in the Company's average cost of newsprint compared to 1996.

     Average circulation of daily newspapers for the six months ended March 31, 1997, as reported to the Audit Bureau of Circulations ("ABC") on a comparable basis, was as follows:

------------------------------------------------------------------------------
                                          Weekday                 Sunday
------------------------------------------------------------------------------
(Copies in thousands)               1997     % Change        1997    % Change
------------------------------------------------------------------------------
AVERAGE ABC CIRCULATION
FOR THE SIX MONTHS ENDED 3/31/97
The New York Times                 1,107      (4.4%)        1,644      (5.9%)
The Boston Globe                     466      (4.1%)          751      (3.4%)
Regional Newspapers                  751      (1.0%)          813      (0.6%)
------------------------------------------------------------------------------

     The average circulation decline is partly attributable to the increase in newsstand and home delivery prices and a decrease in distribution to selected outlying areas. To increase circulation, the Company is investing in a national image campaign at The Times, as well as other product enhancements and improvements in delivery service.

     Advertising volume on a comparable basis for the quarter was as follows:

--------------------------------------------------------------------
                                               For the Quarter Ended
                                                    March 30,
                                               ---------------------
(Inches in thousands)                            1997      % Change
--------------------------------------------------------------------
                                                     (13 Weeks)
ADVERTISING VOLUME (EXCLUDING PREPRINTS)
The New York Times                               928         3.0%
The Boston Globe                                 708         4.2%
Regional Newspapers                            3,744         1.1%
--------------------------------------------------------------------

     Advertising volume at The Times for the first quarter of 1997 increased 3.0% from the 1996 first quarter. The national and classified advertising categories showed increases of 6.5% and 3.7%, respectively, while retail remained flat and zoned advertising was down .6%. Preprint distribution was down 11.7%.

     At The Globe, advertising volume for the 1997 first quarter increased 4.2% over the 1996 first quarter. Advertising was higher in retail, national and classified categories by 3.9%, 1.6% and 8.2%, respectively, while zoned was down 8.1%. Preprint distribution was up 9.2%.

     For the Regional Newspapers, advertising volume for the first quarter increased 1.1%. Classified advertising improved by 1.7% with retail remaining flat. Preprint distribution increased 12.8%.

MAGAZINE GROUP: The Magazine Group is comprised of a number of sports-related publications, related activities in the sports/leisure fields, and New Ventures such as computerized systems for golf tee time reservations and on-line magazine services. The revenues for the Group includes the amortization of a $40.0 million non-compete agreement, associated with the divestiture of the Women's Magazine Division, which is being recognized on a straight-line basis over four years ending in July 1998.
     ------------------------------------------------------------------
                                                For the Quarter Ended
                                             --------------------------
                                               March 30,    March 31,
     (Dollars in thousands)                       1997        1996
     ------------------------------------------------------------------
                                                   (13 Weeks)

     REVENUES
     Sports/Leisure Magazines                    $ 37,377     $ 38,040
     Non-Compete                                    2,500        2,500
     New Ventures                                     270          170
     ------------------------------------------------------------------
     Total Revenues                              $ 40,147     $ 40,710
     ------------------------------------------------------------------
     EBITDA
     Sports/Leisure Magazines                    $  6,158     $  6,368
     New Ventures                                  (2,184)      (1,169)
     ------------------------------------------------------------------
     Total EBITDA                                $  3,974     $  5,199
     ------------------------------------------------------------------
     OPERATING PROFIT (LOSS)
     Sports/Leisure Magazines                    $  5,600     $  5,888
     Non-Compete                                    2,500        2,500
     New Ventures                                  (2,389)      (1,318)
     ------------------------------------------------------------------
     Total Operating Profit                      $  5,711     $  7,070
     ------------------------------------------------------------------

     The Magazine Group's first-quarter operating profit was $5.7 million in 1997 compared with $7.1 million in 1996 on revenues of $40.1 million and $40.7 million, respectively. The operating profit decrease was primarily related to increased losses associated with two new ventures, one of which was discontinued in 1997. In March 1997, the Company announced its plans to sell its tennis, sailing and ski magazines. The operating profit (loss) of these magazines was not material to the Group in the first quarter of 1997 and their sale will not have a material impact on the future results or the financial position of the Company.

BROADCASTING GROUP: The Broadcasting Group consists of eight network-affiliated television stations and two radio stations.

     -------------------------------------------------------
                                    For the Quarter Ended
                                   -------------------------
                                    March 30,    March 31,
     (Dollars in thousands)            1997        1996
     -------------------------------------------------------
                                           (13 Weeks)

     Revenues                        $31,354      $21,455
     -------------------------------------------------------
     EBITDA                          $10,402      $ 5,928
     -------------------------------------------------------
     Operating Profit                $ 5,684      $ 3,384
     -------------------------------------------------------

          The Broadcasting Group's first-quarter operating profit rose to $5.7 million in 1997 from $3.4 million in 1996 on revenues of $31.4 million and $21.5 million, respectively. The revenue and operating profit increases were principally attributable to the acquisition of KFOR-TV, Oklahoma City, Oklahoma, and WHO-TV, Des Moines, Iowa, two NBC affiliates which were acquired in July 1996, as well as strong advertising revenues throughout the Group. These two new stations contributed $1.5 million of operating profit in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $104.6 million in the 1997 first quarter compared with $26.9 million in 1996. The increase in operating cash flows was primarily used for the construction of production and distribution facilities, commercial paper reduction, stock repurchases and the payment of dividends to stockholders. The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover working capital needs, planned capital expenditures, dividend payments to stockholders, stock repurchases and other cash requirements. The ratio of current assets to current liabilities was .73 at March 30, 1997, and December 29, 1996. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 28% at March 30, 1997 and at December 29, 1996.

FINANCING: The Company currently maintains $300.0 million in revolving credit agreements of which $100.0 million expires in July 1997, which the Company plans to renew for one year at that time, and of which $200.0 million expires in July 2001. These agreements contain provisions for, among other matters, specified levels of stockholders' equity. At March 30, 1997, approximately $930.0 million of stockholders' equity was unrestricted under these agreements. At March 30, 1997 and December 29, 1996, the Company had commercial paper outstanding of $14.9 million and $45.5 million, respectively, which is supported by the revolving credit agreements. The Company's long-term debt was $589.8 million at March 30, 1997, of which $100.0 million is due in October 1998.

CAPITAL EXPENDITURES: The Company's new production and distribution facilities under construction in College Point, New York City and Lakeland, Florida are estimated to cost approximately $383.0 million, exclusive of capitalized interest currently projected to be $38.3 million. At March 30, 1997, approximately $328.0 million had been incurred exclusive of capitalized interest for these projects. Completion of construction at College Point is expected in the middle of 1997. Completion of construction in Lakeland is expected by the end of 1997. The Company currently estimates that, inclusive of these new facilities, capital expenditures for 1997 will range from $170.0 million to $190.0 million. The Company currently anticipates that depreciation and amortization will approximate $170.0 million to $180.0 million for 1997 compared with $138.9 million in 1996.

STOCK REPURCHASE PROGRAM: At December 29, 1996, approximately $6.2 million remained under a May 1996 stock repurchase authorization. In February 1997, the Board of Directors authorized additional expenditures of up to $150.0 million. During the first three months of 1997, the Company paid approximately $3.5 million to repurchase approximately 91,000 shares of Class A Common Stock at an average price of $38.13 per share under these authorizations. Subsequent to March 30, 1997, the Company paid approximately $96.6 million to repurchase approximately 2,366,000 shares of Class A Common Stock at an average price of approximately $41 per share. Approximately 1,900,000 of these shares were purchased under an agreement with an investment firm. The agreement provides for a settlement amount in cash or in shares of Class A Common Stock, at the Company's discretion, based on the Company's weighted average stock price as defined in the agreement. To date, approximately $56.1 million remain from the February 1997 authorization. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans.

OTHER: At March 30, 1997, approximately $29.0 million of payments remain from charges associated with staff reductions. The remaining cash outflows associated with these charges are expected to occur over the next three years as a result of the timing of certain union pension and welfare fund contributions.

FACTORS THAT COULD AFFECT OPERATING RESULTS

     Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. Such risks and uncertainties include national and local conditions that could influence the level of retail, national and classified advertising revenue as well as circulation revenue, the impact of competition that could affect levels (rate and volume) of advertising and circulation generated by the markets served by the Company's business segments, material increases in newsprint and magazine paper prices, and other risks detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended December 29, 1996.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  EXHIBITS

          10.5. Amendment No. 1, dated May 1, 1997, to the Company's Supplemental Executive Retirement Plan

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

                                             THE NEW YORK TIMES COMPANY
                                                     (Registrant)

Date:     May 12, 1997                           /s/ Diane P. Baker
          -----------                        --------------------------
                                                    Diane P. Baker
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)

                     EXHIBIT INDEX TO QUARTERLY REPORT FORM 10-Q
                             QUARTER ENDED MARCH 30, 1997



EXHIBIT NO.         EXHIBIT

10.5 Amendment No. 1, dated May 1, 1997 to the Company's Supplemental Executive Retirement Plan

11                  Statements of Computation of Primary and Fully-Diluted Net
                    Income Per Share

27                  Financial Data Schedule