Form 10-Q
period 1997-06-29
NEW YORK TIMES CO
filed 1997-08-11
CIK 71691

                                            FORM 10-Q


                                 SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C. 20549


                               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                                OF THE SECURITIES EXCHANGE ACT OF 1934.



For Quarter Ended                         June 29, 1997
                                      -----------------------

Commission file number                        1-5837
                                     -----------------------

                                    THE NEW YORK TIMES COMPANY
                                    --------------------------
                      (Exact name of registrant as specified in its charter)


        NEW YORK                                               13-1102020
------------------------                                ------------------------
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
                            ----      -----

Number of shares of each class of the registrant's common stock outstanding as of August 3, 1997 (exclusive of treasury shares):


          Class A Common Stock                       95,465,416 shares
          Class B Common Stock                          425,001 shares

                           PART I. FINANCIAL INFORMATION

                           Item 1.  Financial Statements

                            THE NEW YORK TIMES COMPANY
                            --------------------------

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    -------------------------------------------
                                    (Unaudited)
               (Dollars and shares in thousands, except per share data)



                                                          Three Months Ended                        Six Months Ended
                                                      ----------------------------           -----------------------------
                                                         June 29,       June 30,                June 29,          June 30,
                                                           1997           1996                    1997              1996
                                                      ----------------------------           -----------------------------
                                                              (13 Weeks)                                (26 Weeks)

Revenues
 Advertising.....................................      $  504,996       $  449,685              $  981,544      $  881,302
 Circulation.....................................         169,132          163,363                 337,686         325,919
 Other...........................................          47,819           36,458                  95,178          69,860
                                                     ------------     ------------          --------------    ------------
  Total..........................................         721,947          649,506               1,414,408       1,277,081
                                                     ------------     ------------          --------------    ------------
Production Costs
 Raw Materials...................................          76,280           96,382                 149,757         201,949
 Wages and Benefits..............................         139,898          135,546                 293,070         272,380
 Other...........................................         119,708          106,132                 234,353         211,248
                                                     ------------     ------------          --------------    ------------
  Total..........................................         335,886          338,060                 677,180         685,577
Selling, General and Administrative Expenses.....         258,712          228,926                 508,624         448,361
                                                     ------------     ------------          --------------    ------------
  Total..........................................         594,598          566,986               1,185,804       1,133,938
                                                     ------------     ------------          --------------    ------------
Operating Profit.................................         127,349           82,520                 228,604         143,143

Income from Joint Ventures.......................           3,052            2,210                   4,367           6,892

Interest Expense, Net of Interest Income.........          11,389            5,962                  19,707          12,400

Net Gain on Disposition..........................            -               7,751                    -              7,751
                                                     ------------     ------------          --------------    ------------
Income Before Income Taxes.......................         119,012           86,519                 213,264         145,386

Income Taxes.....................................          34,063           39,707                  76,476          65,860
                                                     ------------     ------------          --------------    ------------
Net Income.......................................       $  84,949        $  46,812              $  136,788       $  79,526
                                                     ------------     ------------          --------------    ------------
                                                     ------------     ------------          --------------    ------------
Weighted Average Number of Common and
  Common Equivalent Shares.......................          99,835           97,755                 100,450          97,703

Earnings Per Common and
  Common Equivalent Share........................            $.85             $.48                   $1.36            $.81

Cash Dividends Per Common Share..................            $.16             $.14                  $  .31            $.28


               See notes to condensed consolidated financial statements.

                            THE NEW YORK TIMES COMPANY
                            --------------------------

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       -------------------------------------
                               (Dollars in thousands)


                                                                                    June 29,           December 29,
                                                                                      1997                 1996
                                                                                  ------------         ------------
ASSETS                                                                             (Unaudited)
------
Current Assets
--------------

 Cash and short-term investments...............................................      $  38,525            $  39,103

 Accounts receivable - net.....................................................        302,278              309,164

 Inventories
  Newsprint and magazine paper.................................................         26,568               28,778
  Work-in-process, etc.........................................................          5,175                5,030
                                                                                  ------------         ------------
   Total inventories...........................................................         31,743               33,808

 Other current assets..........................................................         89,756               96,697
                                                                                  ------------         ------------
   Total current assets........................................................        462,302              478,772
                                                                                  ------------         ------------
Other Assets
------------

 Investment in joint ventures..................................................        137,079              137,255

 Property, plant and equipment (less accumulated depreciation
  of $864,305 in 1997 and $807,120 in 1996)....................................      1,397,270            1,358,029

 Intangible assets acquired
  Cost in excess of net assets acquired (less accumulated amortization
  of $198,576 in 1997 and $184,196 in 1996)....................................      1,013,607            1,041,672

  Other intangible assets acquired (less
  accumulated amortization of $31,789
  in 1997 and $23,384 in 1996).................................................        392,086              396,042

 Miscellaneous assets..........................................................        133,361              128,101
                                                                                  ------------         ------------
   TOTAL ASSETS ...............................................................   $  3,535,705         $  3,539,871
                                                                                  ------------         ------------
                                                                                  ------------         ------------

                See notes to condensed consolidated financial statements.

                            THE NEW YORK TIMES COMPANY
                            --------------------------

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       -------------------------------------
                               (Dollars in thousands)


                                                                                    June 29,           December 29,
                                                                                      1997                1996
                                                                                  ------------         ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                              (Unaudited)
------------------------------------

Current Liabilities
-------------------

 Commercial paper...........................................................       $  74,200              $  45,500
 Accounts payable...........................................................         175,289                171,853
 Accrued payroll and other related liabilities..............................          82,668                 84,458
 Accrued expenses...........................................................         236,253                258,468
 Unexpired subscriptions....................................................          83,221                 90,059
 Current portion of capital lease obligations...............................           3,606                  3,359
                                                                                ------------           ------------
  Total current liabilities.................................................         655,237                653,697
                                                                                ------------           ------------
Other Liabilities
-----------------

 Long-term debt.............................................................         589,958                589,693
 Capital lease obligations..................................................          46,181                 46,939
 Deferred income taxes......................................................         155,109                188,560
 Other......................................................................         466,125                435,850
                                                                                ------------           ------------
  Total other liabilities...................................................       1,257,373              1,261,042
                                                                                ------------           ------------
Total Liabilities...........................................................       1,912,610              1,914,739
-----------------                                                               ------------           ------------

Stockholders' Equity

 Capital stock..............................................................          13,020                 12,872
 Additional paid in capital.................................................         694,068                663,007
 Earnings reinvested in the business........................................       1,397,387              1,290,899
 Common stock held in treasury, at cost.....................................        (481,380)              (341,646)
                                                                                ------------           ------------
  Total stockholders' equity................................................       1,623,095              1,625,132

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................    $  3,535,705           $  3,539,871
                                                                                ------------           ------------
                                                                                ------------           ------------

                See notes to condensed consolidated financial statements.

                                THE NEW YORK TIMES COMPANY
                                --------------------------

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       -----------------------------------------------
                                        (Unaudited)
                                  (Dollars in thousands)



                                                                                          For the Six Months Ended
                                                                                      ---------------------------------
                                                                                         June 29,           June 30,
                                                                                           1997               1996
                                                                                      ---------------------------------
                                                                                                  (26 Weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------

Net cash provided by operating activities.............................................   $  190,982           $  154,325
                                                                                         ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------

Acquisitions, net of cash acquired.....................................................        -                (16,695)
Additions to property, plant and equipment.............................................     (94,777)            (98,113)
Net proceeds from disposition..........................................................      11,522              16,878
Other - net............................................................................        (300)             (1,724)
                                                                                          ---------          ----------
Net cash used in investing activities..................................................     (83,555)            (99,654)
                                                                                          ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------

Commercial paper increase - net.........................................................      28,700               -
Long-term debt reduction................................................................      (1,884)            (1,665)
Capital Shares
  Issuance..............................................................................       5,053              1,931
  Repurchase............................................................................    (110,154)            (5,331)
Dividends paid to stockholders..........................................................     (30,064)           (27,410)
Other - net.............................................................................         344               -
                                                                                           ---------         ----------
Net cash used in financing activities...................................................    (108,005)           (32,475)
                                                                                           ---------         ----------
Decrease (increase) in cash and short-term investments..................................        (578)            22,196

Cash and short-term investments at the beginning of the year............................      39,103             91,442
                                                                                          ----------         ----------
Cash and short-term investments at the end of the quarter...............................  $   38,525         $  113,638
                                                                                          ----------         ----------
                                                                                          ----------         ----------

SUPPLEMENTAL INFORMATION
------------------------

 Amounts in these statements of cash flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

NONCASH ACTIVITY
----------------

 Repurchases of common stock in connection with certain exercises under the Company's stock option plans increased treasury stock by $30,146 and $10,094 in 1997 and 1996, respectively. Additional paid in capital increased by a corresponding amount.


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

      Certain reclassifications have been made to the 1996 Condensed Consolidated Financial Statements to conform with classifications used at June 29, 1997.

2. Income Taxes

      The reasons for the variances between the effective tax rate on income before income taxes and the federal statutory rate, exclusive of a favorable adjustment resulting from the completion of the Company's federal tax audits for periods through 1992 ("Favorable Tax Adjustment") in 1997 and a disposition in 1996, are as follows:


--------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                          Six Months Ended
                                        -----------------------------------------------------------------------------------
                                               June 29,           June 30,              June 29,             June 30,
                                                1997                1996                  1997                 1996
---------------------------------------------------------------------------------------------------------------------------
                                                     % of                % of                   % of                 % of
     (Dollars in thousands)               Amount    Pre-tax    Amount    Pre-tax    Amount    Pre-tax     Amount    Pre-tax
---------------------------------------------------------------------------------------------------------------------------

Tax at federal statutory rate........... $41,654     35.0%    $27,569     35.0%     $74,642     35.0%    $48,172     35.0%

State and local taxes,
 net of federal benefits................   7,434      6.3%      4,851      6.2%      13,725      6.4%      8,533      6.2%

Amortization of nondeductible
 intangible assets acquired.............   2,974      2.5%      3,060      3.8%       5,154      2.4%      5,170      3.8%

Other - net.............................       1       -          716      0.9%         955      0.5%        474      0.3%
                                          ----------------------------------------------------------------------------------

Subtotal................................  52,063     43.8%     36,196     45.9%      94,476     44.3%     62,349     45.3%

Favorable Tax Adjustment................ (18,000)                -                  (18,000)                -

Disposition.............................    -                   3,511                                      3,511
                                          ----------------------------------------------------------------------------------

Income taxes............................ $34,063              $39,707               $76,476              $65,860
                                          ----------------------------------------------------------------------------------
                                          ----------------------------------------------------------------------------------



3. Dispositions

      In March 1997, the Company announced its plans to sell the NYT Custom Publishing division and the following sports/leisure magazines: Tennis, Tennis Buyer's Guide, Cruising World, Sailing World, Snow Country and Snow Country Business. The operating profit (loss) of these properties was not material to the results of the Company for the second quarter and the first six months of 1997.

4. Earnings Per Share

      Earnings per share is computed after preference dividends and is based on the weighted average number of Class A and Class B common shares outstanding during the period. The 1997 second-quarter and six-month calculations reflect primary earnings per share including incremental shares associated with stock options in accordance with Accounting Principles Board Opinion No.15, "Earnings Per Share" ("APB 15"). Fully diluted earnings per share for the second quarter and the first six months of 1997 is not presented since dilution is not material. The potential dilutive effect of stock options on 1996 earnings per share was not material.

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

      Pro forma dual presentation of basic and diluted earnings per share for the second quarter and six months ended June 29,1997, assuming the adoption of SFAS 128 in the first quarter of 1997, is as follows:

                                      Three Months Ended      Six Months Ended
                                         June 29,1997            June 29,1997
                                       -----------------      ------------------

        Basic Earnings Per Share               $.88                 $1.41

        Diluted Earnings Per Share             $.85                 $1.36

5.  Debt Obligations

      The Company currently maintains $300,000,000 in revolving credit agreements, $100,000,000 of which was renewed in July 1997 and has been extended through July 1998, and $200,000,000 of which had an original maturity of July 2001 and has been extended through July 2002. The extended agreements permit borrowings which bear interest, at the Company's option,
(i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. In addition, these agreements include provisions which require, among other matters, specified levels of stockholders' equity. At June 29, 1997, approximately $896,500,000 of stockholders' equity was unrestricted under these agreements. At June 29, 1997, and December 29, 1996, the Company had commercial paper outstanding of $74,200,000 and $45,500,000, respectively, which is supported by the revolving credit agreements.

6. Stock Repurchase Program

      During the first six months of 1997, the Company paid approximately $100,200,000 to repurchase approximately 2,500,000 shares of Class A Common Stock. Approximately 1,900,000 of these shares were purchased under an agreement with an investment firm. The agreement provides for a settlement amount ("Settlement Amount") in cash or in shares of Class A Common Stock, at the Company's discretion, based on the Company's weighted average stock price as defined in the agreement. The current estimated Settlement Amount is approximately $15,000,000.

      At December 29, 1996, approximately $6,200,000 remained under a May 1996 stock repurchase authorization. In February 1997, the Board of Directors authorized additional expenditures of up to $150,000,000. To date, including the estimated Settlement Amount, approximately $41,000,000 remain from the February 1997 authorization. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans.

7. Equity Put Options

      In the second quarter of 1997, the Company sold 180,000 put options in two private placements. The put options entitle the holder, upon exercise, to sell one share of Class A Common Stock to the Company at a specified price. At June 29, 1997, approximately $5,430,000 was included in other liabilities on the accompanying Condensed Consolidated Balance Sheets, which represents the amount that the Company would be obligated to pay if all the options were exercised. The proceeds from the sale of put options are accounted for as additional paid-in capital. To date, 90,000 put options have expired and the remaining unexercised put options expire on various dates through September 1997.

8. Voluntary Staff Reductions

      During the first six months of 1997, the Company recorded approximately $2,500,000, or $.01 per share, for pre-tax charges relating to staff reductions at corporate headquarters and The New York Times. At June 29, 1997, and December 29, 1996, approximately $23,044,000 and $49,052,000, respectively, were included in liabilities in the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid balance of total pre-tax charges relating to staff reductions. This balance will be principally paid within one year.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------

      Advertising and circulation revenues accounted for approximately 69% and 24%, respectively, of the Company's revenues in the first six months of 1997. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters since economic activity tends to be lower in the post-holiday season and the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

      Newsprint is the major component of the Company's cost of raw materials. Newsprint prices, which were at historic highs in the first quarter of 1996, began to decline during the second quarter of 1996, and fell dramatically by year end. Newsprint prices increased in the first half of 1997. A subsequent price increase may occur in the second half of the year which could further increase the Company's cost of newsprint by the end of 1997 or the beginning of 1998. However, the Company's cost of newsprint for 1997 will remain significantly lower than 1996.

      The special factors that affected the 1997 and 1996 reported results were as follows:

      1997
      ----

          - $18.0 million Favorable Tax Adjustment ($.18 per share for the second quarter and six months)

          - $2.5 million pre-tax charge ($.01 per share for the six months) for severance and related costs resulting from workforce reductions ("buyouts").

      1996
      ----

          - $7.8 million pre-tax gain ($.04 per share for the second quarter and six months) from the sale of the 110 Fifth Avenue building.

          - $5.5 million pre-tax charge ($.02 per share for the second quarter and $.03 per share for the six months) for buyouts.


Results of Operations
---------------------

      The 1997 second-quarter net income was $84.9 million, or $.85 per share, compared with net income of $46.8 million, or $.48 per share, in the second quarter of 1996. For the first six months of 1997, net income rose to $136.8 million, or $1.36 per share, from $79.5 million, or $.81 per share, in 1996. Exclusive of the Favorable Tax Adjustment and other special factors described above, 1997 second-quarter net income increased 48.7% to $66.9 million, or $.67 per share, from $45.0 million, or $.46 per share in 1996, and 1997 net income for the six months increased 53.3% to $120.2 million, or $1.19 per share, from $78.4 million, or $.80 per share, in 1996. The higher 1997 net income was principally due to higher advertising revenues and lower newsprint prices in the Newspaper Group, and to the acquisition of two television stations in the Broadcast Group in July 1996.

      The earnings per share amounts in the second quarter and six-month period of 1997 reflect a $.03 and $.05 per share decrease, respectively, resulting from the inclusion of outstanding stock options in the earnings per share calculation as required by APB 15. Included in these amounts for both periods is $.01 per share related to the Favorable Tax Adjustment which is a special factor. This provision of APB 15 was triggered primarily as a result of the Company's higher stock price. The 1996 reported results did not include the effect of outstanding stock options. Certain provisions of APB 15 will be superseded by SFAS 128, which will be adopted in the fourth quarter of 1997, at which time earnings per share amounts will be restated.

      Revenues for the second quarter of 1997 were $721.9 million, an 11.2% increase over the 1996 second-quarter revenues of $649.5 million. Revenues for the first six months of 1997 were $1.4 billion, an increase of 10.8% over revenues of $1.3 billion in 1996. On a comparable basis, adjusted for the acquisitions of certain properties, second-quarter and six-month revenues increased by approximately 7% over 1996.

      Costs and expenses increased to $594.6 million for the second quarter of 1997 from $567.0 million in 1996, and increased to $1.19 billion for the first six months of 1997 from $1.13 billion in 1996 primarily due to higher wages and payroll-related costs, and promotional expenses, offset by lower raw material costs resulting from lower paper prices.

      Operating profit rose to $127.3 million for the second quarter of 1997 from $82.5 million in 1996. Operating profit rose to $228.6 million for the first six months of 1997 from $143.1 million in 1996. The improvement in operating profit was principally due to higher advertising revenues and lower newsprint prices in the Newspaper Group, and to the acquisition of two television stations in the Broadcast Group in July 1996.

      The 1997 second-quarter earnings before interest, income taxes, depreciation and amortization ("EBITDA") rose to $174.0 million from $120.3 million in the comparable 1996 period. EBITDA for the first six months of 1997 rose to $317.0 million from $220.5 million in 1996.

      Income from Joint Ventures increased to $3.1 million in the second quarter of 1997 from $2.2 million in 1996. For the first six months of 1997, income decreased to $4.4 million from $6.9 million in 1996. The increase in the second quarter of 1997 was attributable to the absence of a loss from a new venture which occurred in 1996. The decrease for the six months was primarily a result of lower selling prices for paper from the mills in which the Company has investments, partially offset by the absence of the 1996 new venture loss.

      Interest expense, net of interest income, increased in the second quarter and first six months of 1997. The increase was primarily a result of lower interest income and capitalized interest associated with construction.

      Excluding the $18.0 million Favorable Tax Adjustment, the Company's effective tax rate was 43.8% for the second quarter of 1997 compared with an effective tax rate of 45.9% in the 1996 quarter. For the first six months of 1997, the effective tax rate was 44.3% compared to 45.3% in 1996. The variations in rates were principally attributed to a lower percentage of non-deductible amortization.


Segment Information
-------------------
---------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended            Six Months Ended
                                                          -----------------------------------------------------------
                                                                   June 29,     June 30,        June 29,   June 30,
(Dollars in thousands)                                              1997          1996            1997      1996
---------------------------------------------------------------------------------------------------------------------
                                                                        (13 Weeks)                   (26 Weeks)
Revenues
Newspapers                                                         $637,099      $581,468    $1,258,059   $1,146,878
Magazines                                                            46,047        41,699        86,194       82,409
Broadcasting                                                         38,801        26,339        70,155       47,794
---------------------------------------------------------------------------------------------------------------------
  Total                                                            $721,947      $649,506    $1,414,408   $1,277,081
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------

Operating Profit (Loss)
Newspapers                                                         $119,423      $ 82,372    $  217,886   $  143,518
Magazines                                                             9,247         6,464        14,958       13,534
Broadcasting                                                         11,905         7,988        17,589       11,372
Unallocated Corporate Expenses                                      (13,226)      (14,304)      (21,829)     (25,281)
---------------------------------------------------------------------------------------------------------------------
  Total                                                            $127,349      $ 82,520    $  228,604   $  143,143
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Depreciation and Amortization
Newspapers                                                         $ 40,115      $ 34,397    $   77,014   $   68,121
Magazines                                                            (1,736)       (1,718)       (3,473)      (3,589)
Broadcasting                                                          4,703         2,571         9,421        5,115
Corporate                                                               431           256           854          601
Joint Ventures                                                           88            95           177          192
---------------------------------------------------------------------------------------------------------------------
   Total                                                           $ 43,601      $ 35,601    $   83,993   $   70,440
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------


A discussion of the operating results of the Company's segments follows:

Newspaper Group: The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 Regional Newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of The New York Times databases and microfilm and New Ventures. New Ventures include projects developed in electronic media.


---------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended            Six Months Ended
                                                          -----------------------------------------------------------
                                                                   June 29,     June 30,        June 29,   June 30,
(Dollars in thousands)                                               1997         1996            1997       1996
---------------------------------------------------------------------------------------------------------------------
                                                                          (13 Weeks)                  (26 Weeks)
Revenues
Newspapers                                                         $634,451    $579,556        $1,253,141  $1,143,079
New Ventures                                                          2,648       1,912             4,918       3,799
---------------------------------------------------------------------------------------------------------------------
Total Revenues                                                     $637,099    $581,468        $1,258,059  $1,146,878
---------------------------------------------------------------------------------------------------------------------
EBITDA
Newspapers                                                         $160,650    $118,472        $  297,307  $  215,463
New Ventures                                                         (1,112)     (1,703)           (2,407)     (3,824)
---------------------------------------------------------------------------------------------------------------------
Total EBITDA                                                       $159,538    $116,769        $  294,900  $  211,639
---------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)
Newspapers                                                         $120,801    $ 84,382        $  220,771  $  147,921
New Ventures                                                         (1,378)     (2,010)           (2,885)     (4,403)
---------------------------------------------------------------------------------------------------------------------
Total Operating Profit                                             $119,423    $ 82,372        $  217,886  $  143,518
---------------------------------------------------------------------------------------------------------------------



      The Newspaper Group's operating profit was $119.4 million in the second quarter of 1997 compared with $86.6 million, excluding buyouts, in the second quarter of 1996. Revenues were $637.1 million in the second quarter of 1997, compared with $581.5 million in 1996. Operating profit, excluding buyouts, for the first six months rose to $219.4 million in 1997 from $148.8 million in 1996, on revenues of $1.3 billion and $1.1 billion, respectively. The 10% increase in the Group's revenues for both the quarter and six months was primarily due to higher advertising rates and volume. The improvement in operating profit in 1997 included the favorable effect of a 29% and 32% decrease for the second-quarter and six-month periods, respectively, in the Company's average cost of newsprint compared to 1996.

      Average circulation of daily newspapers for the second quarter and six months ended June 29, 1997, on a comparable basis, was as follows:



------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended June 29, 1997
                                                          -----------------------------------------------------------
(Copies in thousands)                                       Weekday           % Change       Sunday    % Change
---------------------------------------------------------------------------------------------------------------------
Average Circulation
The New York Times                                           1,088.9           (0.2%)        1,673.6       0.2%
The Boston Globe                                               472.9            0.6%           752.7      (0.7%)
Regional Newspapers                                            721.3            0.3%           770.1      (0.2%)
---------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
                                                                             Six Months Ended June 29, 1997
                                                          -----------------------------------------------------------
(Copies in thousands)                                       Weekday           % Change       Sunday    % Change
---------------------------------------------------------------------------------------------------------------------
Average Circulation
The New York Times                                        1,092.6              (2.5%)       1,658.8      (3.4%)
The Boston Globe                                            467.6              (1.1%)         752.9      (1.6%)
Regional Newspapers                                         745.9                -            801.3      (0.3%)
---------------------------------------------------------------------------------------------------------------------

      The average circulation decline for the six months is partly attributable to the increase in newsstand and home delivery prices and a decrease in distribution to selected outlying areas. To increase circulation, the Company is investing in a national image campaign at The Times, as well as other product enhancements and improvements in delivery service.

      Advertising volume on a comparable basis for the second quarter and six months was as follows:


---------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended           Six Months Ended
                                                                      June 29, 1997                June 29, 1997
                                                          -----------------------------------------------------------
(Inches in thousands)                                             Volume      % Change          Volume   % Change
---------------------------------------------------------------------------------------------------------------------
Advertising Volume (excluding preprints)
The New York Times                                             1,012             5.8%           1,940       4.4%
The Boston Globe                                                 771             3.8%           1,479       4.3%
Regional Newspapers                                            3,989            (0.1%)          7,733       0.5%
---------------------------------------------------------------------------------------------------------------------

      Advertising volume at The Times for the second quarter of 1997 increased approximately 5.8% from the 1996 second quarter. The national and zoned categories both showed increases of 7.0%, the classified category showed an increase of 7.3% and the retail category showed a decrease of 1.3%. For the first six months of 1997, advertising volume increased 4.4% from the comparable 1996 period. All categories except retail experienced increases, with national being the most significant with a 6.8% increase from the 1996 six months. Preprint distribution was down 0.3% and 5.9% for the second quarter and first six months, respectively.

      At the Globe, advertising volume for the 1997 second quarter increased 3.8% over the 1996 second quarter. Advertising was higher in national, classified and zoned categories by 5.6%, 7.8% and 1.7%, respectively, while the retail category was down 3.8%. For the first six months of 1997, advertising volume increased 4.3% as a result of increases in the national and classified categories of 4.7% and 8.1%, respectively, offset by decreased advertising in the retail and zoned categories. Preprint distribution was up 5.6% for the quarter and 7.4% for the six months over 1996.

      For the regional newspaper group, advertising volume for the second quarter decreased 0.1% from the 1996 second quarter. The decrease was a result of lower volume in the legal category, offset by increases in all other advertising categories. For the first six months of 1997, advertising volume increased 0.5%. Advertising volume was higher in all categories except legal. Preprint distribution increased 8.1% and 10.4% for the second-quarter and six-month periods, respectively, over 1996.

Magazine Group: The Magazine Group is comprised of a number of sports-related publications, related activities in the sports/leisure fields, and New Ventures such as computerized systems for golf tee time reservations and on-line magazine services. The revenues for the Group include the amortization of a $40.0 million non-compete agreement ("Non-Compete"), associated with the divestiture of the Women's Magazine Division, which is being recognized on a straight-line basis over four years ending in July 1998.


---------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended           Six Months Ended
                                                          -----------------------------------------------------------
                                                                  June 29,    June 30,        June 29,     June 30,
(Dollars in thousands)                                             1997         1996            1997         1996
---------------------------------------------------------------------------------------------------------------------
                                                                     (13 Weeks)                       (26 Weeks)
Revenues
Sports/Leisure Magazines                                           $42,961   $38,940           $80,338       $76,980
Non-Compete                                                          2,500     2,500             5,000         5,000
New Ventures                                                           586       259               856           429
---------------------------------------------------------------------------------------------------------------------
Total Revenues                                                     $46,047   $41,699           $86,194       $82,409
---------------------------------------------------------------------------------------------------------------------
EBITDA
Sports/Leisure Magazines                                          $  9,246  $  6,088           $15,404       $12,456
New Ventures                                                        (1,735)   (1,342)           (3,919)       (2,511)
---------------------------------------------------------------------------------------------------------------------
Total EBITDA                                                      $  7,511  $  4,746           $11,485       $ 9,945
---------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)
Sports/Leisure Magazines                                          $  8,694  $  5,508           $14,294       $11,396
Non-Compete                                                          2,500     2,500             5,000         5,000
New Ventures                                                        (1,947)   (1,544)           (4,336)       (2,862)
---------------------------------------------------------------------------------------------------------------------
Total Operating Profit                                            $  9,247  $  6,464           $14,958       $13,534
---------------------------------------------------------------------------------------------------------------------

      The Magazine Group's operating profit was $9.2 million in the second quarter of 1997 compared with $6.5 million in 1996, on revenues of $46.0 million and $41.7 million, respectively. Operating profit for the first six months was $15.0 million in 1997 compared with $13.5 million in 1996, on revenues of $86.2 million and $82.4 million, respectively. The second-quarter and six-month operating profit increases were primarily related to higher advertising revenues as a result of higher ad volume at the Company's golf-related magazines, partially offset by increased losses associated with New Ventures. In March 1997, the Company announced its plans to sell its tennis, sailing and ski magazines. The results of these magazines will be included in the Group's results until the divestitures are completed. The operating profit (loss) of these magazines was not material to the Group in the second quarter or the first six months of 1997 and their sale will not have a material impact on the future results or financial position of the Company.

Broadcasting Group:   The Broadcasting Group consists of eight network-
affiliated television stations and two radio stations.


---------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended           Six Months Ended
                                                          -----------------------------------------------------------
                                                                  June 29,    June 30,        June 29,     June 30,
(Dollars in thousands)                                             1997         1996            1997         1996
---------------------------------------------------------------------------------------------------------------------
                                                                     (13 Weeks)                       (26 Weeks)

Revenues                                                          $38,801      $26,339         $70,155       $47,794
---------------------------------------------------------------------------------------------------------------------
EBITDA                                                            $16,608      $10,559         $27,010       $16,487
---------------------------------------------------------------------------------------------------------------------
Operating Profit                                                  $11,905      $ 7,988         $17,589       $11,372
---------------------------------------------------------------------------------------------------------------------

      The Broadcasting Group's operating profit rose to $11.9 million in the second quarter of 1997 from $8.2 million in 1996, excluding buyouts, on revenues of $38.8 million and $26.3 million, respectively. Operating profit was $17.6 million for the first six months of 1997 compared with $11.6 million in 1996, excluding buyouts, on revenues of $70.2 million and $47.8 million, respectively. The revenue and operating profit increases were principally attributable to the acquisition of KFOR-TV, Oklahoma City, Oklahoma, and WHO-TV, Des Moines, Iowa, two NBC affiliates which were acquired in July 1996, as well as stronger advertising revenues at WTKR-TV, Norfolk, Virginia. The two new stations contributed $3.6 million and $5.2 million of operating profit in the second quarter and first six months of 1997, respectively.

Liquidity and Capital Resources
-------------------------------

      Net cash provided by operating activities was $191.0 million in the first six months of 1997 compared with $154.3 million in 1996. The increase in operating cash flows was primarily used for the construction of production and distribution facilities, stock repurchases and the payment of dividends to stockholders. The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover working capital needs, planned capital expenditures, dividend payments to stockholders, stock repurchases and other cash requirements. The ratio of current assets to current liabilities was .71 and .73 at June 29, 1997, and December 29, 1996, respectively. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 28% at June 29, 1997, and December 29, 1996.

Financing: The Company currently maintains $300.0 million in revolving credit agreements, $100.0 million of which was renewed in July 1997 and has been extended through July 1998, and $200.0 million of which had an original maturity of July 2001 and has been extended through July 2002. The extended agreements permit borrowings which bear interest, at the Company's option,
(i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. In addition, these agreements include provisions which require, among other matters, specified levels of stockholders' equity. At June 29, 1997, approximately $896.5 million of stockholders' equity was unrestricted under these agreements. At June 29, 1997, and December 29, 1996, the Company had commercial paper outstanding of $74.2 million and $45.5 million, respectively, which is supported by the revolving credit agreements. The Company's long-term debt, including capital leases, was $636.1 million at June 29, 1997, of which $100.0 million is due in October 1998.

Capital Expenditures: The Company's new production and distribution facilities under construction in College Point, New York City and Lakeland, Florida are substantially complete and estimated to cost approximately $375.1 million, exclusive of capitalized interest currently projected to be $38.8 million. At June 29, 1997, approximately $341.7 million had been incurred exclusive of capitalized interest for these projects.

      The Company currently estimates that, inclusive of these new facilities, capital expenditures for 1997 will range from $170.0 million to $190.0 million. The Company currently anticipates that depreciation and amortization will approximate $170.0 million to $180.0 million for 1997 compared with $147.8 million in 1996.

Stock Repurchase Program: During the first six months of 1997, the Company paid approximately $100.2 million to repurchase approximately 2.5 million shares of Class A Common Stock. Approximately 1.9 million of these shares were purchased under an agreement with an investment firm. The agreement provides for a Settlement Amount in cash or in shares of Class A Common Stock, at the Company's discretion, based on the Company's weighted average stock price as defined in the agreement. The current estimated Settlement Amount is approximately $15.0 million.

      At December 29, 1996, approximately $6.2 million remained under a May 1996 stock repurchase authorization. In February 1997, the Board of Directors authorized additional expenditures of up to $150.0 million. To date, including the estimated Settlement Amount, approximately $41.0 million remain from the February 1997 authorization. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans.

Other: At June 29, 1997, approximately $23.0 million of payments remain from charges associated with staff reductions. This unpaid balance will be principally paid within one year.

      The Company is evaluating the potential impact of the situation commonly referred to as the "Year 2000 problem". The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the Year 2000. Preliminary assessment indicates that resulting solutions will involve a mix of purchasing new systems and modifying existing systems. The Company is currently in the process of determining the costs and expenditures associated with the Year 2000 problem.

New Accounting Pronouncements: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), and SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 131 establishes standards for reporting financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. The Company is evaluating the effect, if any, of SFAS 131, on its operating segment reporting disclosure. SFAS 130 establishes standards for presenting nonshareholder related items that are excluded from net income and reported as components of stockholders' equity, such as foreign currency translation. These statements are effective for fiscal years beginning after December 15, 1997. The adoption of these statements will not have a material effect on the Company's results of operations or financial position.

Factors That Could Affect Operating Results
-------------------------------------------

      Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. Such risks and uncertainties include national and local conditions that could influence the level of retail, national and classified advertising revenues as well as circulation revenue, the impact of competition that could affect levels (rate and volume) of advertising and circulation generated by the markets served by the Company's business segments, material increases in newsprint and magazine paper prices, and other risks detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended December 29, 1996.

Item 4. Submission of Matters to a Vote of Security-Holders
        ---------------------------------------------------

 (a)   The Company's annual meeting of stockholders was held on May 16, 1997.

 (b)   The following matters were voted on at the annual meeting:

 1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The results of the vote taken was as follows:


                                                For                     Withheld
                                                ---                     --------

Class A Directors:
A. Leon Higginbotham                           85,486,005                615,512
Robert A. Lawrence                             85,251,980                849,537
Charles H. Price II                            85,488,783                612,734
Donald M. Stewart                              85,490,787                610,730
William O. Taylor                              85,257,835                843,682

Class B Directors:                                407,923                   0
John F. Akers                                     407,923                   0
Richard L. Gelb                                   407,923                   0
Ruth S. Holmberg                                  407,923                   0
Russell T. Lewis                                  407,923                   0
George B. Munroe                                  407,923                   0
George L. Shinn                                   407,923                   0
Arthur Ochs Sulzberger                            407,923                   0
Arthur O. Sulzberger, Jr.                         407,923                   0
Judith P. Sulzberger                              407,923                   0


 2. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending December 28, 1997. The result of the vote taken was as follows:

For                                                                  86,058,601
Against                                                                 168,001
Abstain                                                                 282,838
Broker Non-Vote                                                               0
Total Against, Abstain and Broker Non-Vote*                             450,839





 _______________________
* An abstention vote had the same effect as a vote against this matter.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------


 (a)    Exhibits
        --------

        10.4 The Company's Non-Employee Directors' Stock Option Plan, as amended through May 16, 1997.

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


                                               THE NEW YORK TIMES COMPANY
                                               -----------------------------
                                                   (Registrant)


Date  August 11, 1997
      ------------------                         /s/ Diane P. Baker
                                               -----------------------------
                                                     Diane P. Baker
                                                Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                   -------------------------------------------
                          Quarter Ended June 29, 1997
                          ---------------------------


Exhibit No.                    Exhibit
-----------                    -------

10.4 The Company's Non-Employee Directors' Stock Option Plan, as amended through May 16, 1997.


11                             Statements of Computation of Primary and Fully-
                               Diluted Net Income Per Share

27                             Financial Data Schedule