Form 10-Q
period 1997-09-28
NEW YORK TIMES CO
filed 1997-11-12
CIK 71691

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended          September 28, 1997

Commission file number     1-5837

                           THE NEW YORK TIMES COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                              13-1102020
-------------------------------                             ------------------
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

Number of shares of each class of the registrant's common stock outstanding as of November 2, 1997 (exclusive of treasury shares):

      Class A Common Stock    95,552,198 shares
      Class B Common Stock       424,801 shares

              Exhibit Index is located on page 20 of this document

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                Three Months Ended       Nine Months Ended
                                              ----------------------   ----------------------
                                              Sept. 28,     Sept. 29,  Sept. 28,     Sept. 29,
                                                1997          1996       1997          1996
                                              ----------------------   ----------------------
                                                    (13 Weeks)               (39 Weeks)
Revenues
    Advertising ............................  $  466,435  $  424,488   $1,447,979  $1,305,790
    Circulation ............................     165,819     165,578      503,505     491,497
    Other ..................................      51,327      41,337      146,505     111,197
                                              ----------  ----------   ----------  ----------
       Total ...............................     683,581     631,403    2,097,989   1,908,484
                                              ----------  ----------   ----------  ----------
Production Costs
    Raw Materials ..........................      78,269      85,825      228,026     287,774
    Wages and Benefits .....................     145,633     140,682      453,275     413,062
    Other ..................................     126,101     109,880      360,454     321,128
                                              ----------  ----------   ----------  ----------
       Total ...............................     350,003     336,387    1,041,755   1,021,964
Selling, General and Administrative Expenses     242,243     232,149      736,295     680,510
Impairment Loss ............................        --       126,763         --       126,763
                                              ----------  ----------   ----------  ----------
       Total ...............................     592,246     695,299    1,778,050   1,829,237
                                              ----------  ----------   ----------  ----------

Operating Profit (Loss) ....................      91,335     (63,896)     319,939      79,247

Income from Joint Ventures .................       3,359       6,395        7,726      13,287

Interest Expense, Net ......................      11,699       7,975       31,406      20,375

Net Gain on Dispositions ...................        --        25,085         --        32,836
                                              ----------  ----------   ----------  ----------
Income (Loss) Before Income Taxes ..........      82,995     (40,391)     296,259     104,995

Income Taxes ...............................      36,767       7,293      113,243      73,153
                                              ----------  ----------   ----------  ----------
Net Income (Loss) ..........................  $   46,228  $  (47,684)  $  183,016  $   31,842
                                              ==========  ==========   ==========  ==========
Weighted Average Number of Common and
  Common Equivalent Shares .................      99,646      97,008      100,106      97,472

Earnings Per Common and
  Common Equivalent Share ..................  $     0.46  $    (0.49)  $     1.83  $     0.33

Cash Dividends Per Common Share ............  $     0.16  $     0.14   $     0.47  $     0.42

           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                   September 28,  December 29,
                                                                       1997           1996
                                                                   -------------  ------------
ASSETS                                                              (Unaudited)
Current Assets

  Cash and short-term investments .................................  $   37,843  $   39,103

  Accounts receivable - net .......................................     312,578     309,164

  Inventories
    Newsprint and magazine paper ..................................      25,570      28,778
    Work-in-process, etc ..........................................       4,628       5,030
                                                                     ----------  ----------

      Total inventories ...........................................      30,198      33,808

  Other current assets ............................................      93,752      96,697
                                                                     ----------  ----------

      Total current assets ........................................     474,371     478,772
                                                                     ----------  ----------

Other Assets

  Investment in joint ventures ....................................     137,317     137,255

  Property, plant and equipment (less accumulated
    depreciation of $888,007 in 1997 and $807,120 in 1996) ........   1,383,940   1,358,029

  Intangible assets acquired
    Cost in excess of net assets acquired (less accumulated
    amortization of $204,391 in 1997 and $184,196 in 1996) ........   1,006,844   1,041,672

    Other intangible assets acquired (less accumulated
    amortization of $38,654 in 1997 and $23,384 in 1996) ..........     389,705     396,042

  Miscellaneous assets ............................................     138,870     128,101
                                                                     ----------  ----------
      TOTAL ASSETS ................................................  $3,531,047  $3,539,871
                                                                     ==========  ==========

           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     September 28,  December 29,
                                                         1997           1996
                                                     ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                  (Unaudited)

Current Liabilities

  Commercial paper .................................  $    19,000   $    45,500
  Accounts payable .................................      186,054       171,853
  Accrued payroll and other related liabilities ....       96,125        84,458
  Accrued expenses .................................      232,997       258,468
  Unexpired subscriptions ..........................       85,853        90,059
  Current portion of capital lease obligations .....        3,868         3,359
                                                      -----------   -----------
    Total current liabilities ......................      623,897       653,697
                                                      -----------   -----------
Other Liabilities

  Long-term debt ...................................      590,097       589,693
  Capital lease obligations ........................       46,149        46,939
  Deferred income taxes ............................      154,864       188,560
  Other liabilities ................................      472,358       435,850
                                                      -----------   -----------
    Total noncurrent liabilities ...................    1,263,468     1,261,042
                                                      -----------   -----------
    Total Liabilities ..............................    1,887,365     1,914,739
                                                      -----------   -----------
Stockholders' Equity

  Capital stock ....................................       13,049        12,872
  Additional paid in capital .......................      706,823       663,007
  Earnings reinvested in the business ..............    1,428,245     1,290,899
  Common stock held in treasury, at cost ...........     (504,435)     (341,646)
                                                      -----------   -----------
    Total stockholders' equity .....................    1,643,682     1,625,132
                                                      -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $ 3,531,047   $ 3,539,871
                                                      ===========   ===========

            See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                            For the Nine Months Ended
                                                           ---------------------------
                                                           September 28,  September 29,
                                                               1997           1996
                                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                              (39 Weeks)
Net cash provided by operating activities ..................  $ 309,027   $ 264,868
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions, net of cash acquired .........................       --      (246,805)
Additions to property, plant and equipment .................   (126,578)   (157,048)
Net proceeds from dispositions .............................     11,872      16,878
Other - net ................................................       (198)     (1,675)
                                                              ---------   ---------
Net cash used in investing activities ......................   (114,904)   (388,650)
                                                              ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Commercial paper - net .....................................    (26,500)    153,900
Long-term debt reduction ...................................     (2,827)     (2,558)
Capital Shares
  Issuance .................................................      6,317       2,534
  Repurchase ...............................................   (127,283)    (36,829)
Dividends paid to stockholders .............................    (45,434)    (40,989)
Other - net ................................................        344          51
                                                              ---------   ---------
Net cash (used in) provided by financing activities ........   (195,383)     76,109
                                                              ---------   ---------
Decrease in cash and short-term investments ................     (1,260)    (47,673)

Cash and short-term investments at the beginning of the year     39,103      91,442
                                                              ---------   ---------
Cash and short-term investments at the end of the quarter ..  $  37,843   $  43,769
                                                              =========   =========

NONCASH INVESTING AND FINANCING TRANSACTIONS

Repurchases of common stock in connection with certain exercises under the Company's stock option plans increased treasury stock by $36,067 and $12,109 in 1997 and 1996, respectively. Additional paid in capital increased by a corresponding amount.

Asset and liability changes related to acquisitions in 1996 were as follows:

     Fair value of assets acquired                  $268,319
     Assets forgiven                                  (9,833)
     Liabilities assumed and accrued                 (11,681)
                                                    --------
     Net cash paid                                  $246,805
                                                    ========

SUPPLEMENTAL INFORMATION

Amounts in these statements of cash flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

            See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1. General

      The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 29, 1996, for The New York Times Company (the "Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim period ended, have been included. Due to the seasonal nature of the Company's business, results for the interim periods are not necessarily indicative of a full year's operations.

      Certain reclassifications have been made to the 1996 Condensed Consolidated Financial Statements to conform with classifications used at September 28, 1997.

2. Impairment Loss

      In September 1996, the Company recorded a noncash accounting charge related to an impairment of certain long-lived assets as required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121 charge"). As a result of the Company's strategic review process, analyses were prepared to determine if there was impairment of any long-lived asset and certain assets, primarily in the Newspaper Group, met the test for impairment in 1996. These assets were associated with three small regional newspapers, certain wholesale distribution operations and a printing facility. The revised carrying values of these assets were generally calculated on the basis of discounted estimated future cash flow and resulted in the pre-tax noncash charge of $126,763,000 ($94,500,000 after-tax or $.97 per share).

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

3. Acquisitions/Dispositions

      In the first nine months of 1997, the Company sold its NYT Custom Publishing division and a closed printing facility located in Carlstadt, New Jersey. These sales did not have a material effect on the Company's consolidated financial statements. In October 1997, the Company announced that it had entered into an agreement to sell the assets of its tennis, sailing and ski magazine businesses. This transaction is expected to be completed in the fourth quarter of 1997. The operating profit (loss) of these properties was not material to the results of the Company for the third quarter and the first nine months of 1997.

      In July 1996, the Company acquired KFOR-TV in Oklahoma City, Okla., and WHO-TV in Des Moines, Iowa. The aggregate cost of the acquisition was approximately $234,075,000, of which approximately $232,925,000 was paid in cash and the balance represented accrued liabilities. The purchases resulted in increases in intangible assets of approximately $197,118,000 (consisting primarily of network affiliation agreements, Federal Communications Commission licenses and other intangible assets), property plant and equipment of $29,058,000, other assets of $9,687,000 and other assumed liabilities of $1,788,000.

      In June 1996, the Company acquired a newspaper distribution business that distributes The New York Times and other newspapers and periodicals throughout the New York City metropolitan area. The aggregate cost of the acquisition was $32,456,000 of which approximately $13,880,000 was paid in cash, $9,833,000 in notes and accounts receivable which were forgiven, and the balance represented assumed and accrued liabilities. The purchase resulted in increases in intangible assets of approximately $30,438,000 (consisting primarily of a customer list), and accounts receivable and equipment of $2,018,000.

4. Income Taxes

      The reasons for the variances between the effective tax rate on income before income taxes and the federal statutory rate, exclusive of a favorable adjustment resulting from the completion of the Company's federal tax audits for periods through 1992 ("Favorable Tax Adjustment") in 1997, and the SFAS 121 charge and gains on dispositions in 1996, are as follows:

------------------------------------------------------------------------------------------------------------------------
                                             Three Months Ended                            Nine Months Ended
                                ----------------------------------------------------------------------------------------
                                     September 28,         September 29,          September 28,         September 29,
                                         1997                  1996                   1997                  1996
------------------------------------------------------------------------------------------------------------------------
                                                % of                   % of                   % of                  % of
(Dollars in thousands)           Amount      Pre-tax     Amount     Pre-tax     Amount     Pre-tax    Amount     Pre-tax
------------------------------------------------------------------------------------------------------------------------
Tax at federal statutory rate  $ 29,048        35.0%   $ 21,451       35.0%   $103,691       35.0%  $ 69,623       35.0%

State and local taxes,
 net of federal benefits ....     6,554         7.9%      4,266        7.0%     20,279        6.8%    12,551        6.3%

Amortization of nondeductible
 intangible assets acquired .     2,143         2.6%      1,807        2.9%      7,297        2.5%     7,140        3.6%

Other - net .................      (978)       (1.2%)       240        0.4%        (24)       --         799        0.4%
                               -----------------------------------------------------------------------------------------
Subtotal ....................    36,767        44.3%     27,764       45.3%    131,243       44.3%    90,113       45.3%

Favorable Tax Adjustment ....      --                      --                   18,000                  --

Impairment Loss .............      --                   (32,264)                  --                 (32,264)

Dispositions ................      --                    11,793                   --                  15,304
                               -----------------------------------------------------------------------------------------
Income taxes ................  $ 36,767                $  7,293               $113,243              $ 73,153
                               =========================================================================================

5. Earnings Per Share

      Earnings per share is computed after preference dividends and is based on the weighted average number of Class A and Class B common shares outstanding during the period. The 1997 third-quarter and nine-month calculations reflect primary earnings per share including incremental shares associated with stock options in accordance with Accounting Principles Board Opinion No.15, "Earnings Per Share" ("APB 15"). Fully diluted earnings per share for the third quarter and the first nine months of 1997 is not presented since dilution is not material. The potential dilutive effect of stock options on 1996 earnings per share was not material.

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which supersedes APB 15. SFAS 128 is effective for periods ending after December 15, 1997, at which time previously reported earnings per share for periods prior to the effective date will be restated, as required by the pronouncement. SFAS 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share which excludes the dilutive effect of common stock equivalents such as stock options, warrants and other convertible securities. SFAS 128 requires a dual presentation of basic and diluted earnings per share by entities with complex capital structures. Diluted earnings per share under SFAS 128 is computed similarly to fully diluted earnings per share under APB 15.

      Pro forma dual presentation of basic and diluted earnings per share for the third quarter and nine months ended September 28, 1997, assuming the adoption of SFAS 128 in the first quarter of 1997, is as follows:

                                    Three Months Ended         Nine Months Ended
                                    September 28, 1997        September 28, 1997
                                    ------------------        ------------------
     Basic Earnings Per Share             $0.48                     $1.89

     Diluted Earnings Per Share           $0.46                     $1.82

6. Debt Obligations

      The Company currently maintains $300,000,000 in revolving credit agreements, $100,000,000 of which was renewed in July 1997 and has been extended through July 1998, and $200,000,000 of which had an original maturity of July 2001 and has been extended through July 2002. The extended agreements permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. In addition, these agreements include provisions which require, among other matters, specified levels of stockholders' equity. At September 28, 1997, approximately $917,000,000 of stockholders' equity was unrestricted under these agreements. At September 28, 1997, and December 29, 1996, the Company had commercial paper outstanding of $19,000,000 and $45,500,000, respectively, which is supported by the revolving credit agreements.

7. Stock Repurchase Program

      During the first nine months of 1997, the Company repurchased approximately 2,500,000 shares of Class A Common Stock at a cost of approximately $114,900,000. The average price of these repurchases was approximately $47 per share. To date, approximately $41,300,000 remain from the February 1997 authorization of $150,000,000. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans at a cost of approximately $11,800,000.

8. Voluntary Staff Reductions

      During the first nine months of 1997, the Company recorded approximately $2,500,000, or $.01 per share, for pre-tax charges relating to staff reductions at corporate headquarters and The New York Times. At September 28, 1997, and December 29, 1996, approximately $20,304,000 and $49,052,000, respectively, were included in liabilities in the accompanying Condensed Consolidated Balance Sheets, which represent the unpaid balance of total pre-tax charges relating to staff reductions. This balance will be principally paid within one year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Advertising and circulation revenues accounted for approximately 69% and 24%, respectively, of the Company's revenues in the first nine months of 1997. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters since economic activity tends to be lower in the post-holiday season and the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

      Newsprint is the major component of the Company's cost of raw materials. Newsprint prices, which were at historic highs in the first quarter of 1996, began to decline during the second quarter of 1996, and fell dramatically by year end. Newsprint prices increased in the first three quarters of 1997. A subsequent price increase may occur in the last quarter of the year which could further increase the Company's cost of newsprint by the end of 1997 or the beginning of 1998. Although the Company expects its cost of newsprint to be higher in the fourth quarter of 1997 than in the comparable 1996 quarter, the annual cost of newsprint for 1997 will remain significantly lower than 1996.

      The special factors that affected the 1997 and 1996 reported results were as follows:

            1997

            o $18.0 million favorable tax adjustment ($.18 per share for the nine months) resulting from the completion of the Company's federal tax audits for periods through 1992 ("favorable tax adjustment").

            o $2.5 million pre-tax charge ($.01 per share for the nine months) for severance and related costs resulting from work force reductions ("buyouts").

            1996

            o $126.8 million pre-tax noncash accounting charge ($.97 per share for the quarter and nine months) related to the measurement for impairment of long-lived assets as required by Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS 121 charge").

            o $25.1 million pre-tax gain ($.14 per share for the quarter and nine months) resulting from the realization of a gain contingency from the disposition of a paper mill in a prior year.

            o $7.8 million pre-tax gain ($.04 per share for the nine months) from the sale of the 110 Fifth Avenue building.

            o $7.0 million pre-tax charge for the quarter ($.04 per share) and $12.6 million pre-tax charge for the nine months ($.07 per share) for buyouts.

Results of Operations

      The 1997 third-quarter net income was $46.2 million, or $.46 earnings per share, compared with a net loss of $47.7 million, or $.49 loss per share, in the third quarter of 1996. For the first nine months of 1997, net income rose to $183.0 million, or $1.83 per share, from $31.8 million, or $.33 per share, in 1996. In the 1996 third-quarter and nine-month period, the Company recorded, among other special factors described above, a noncash accounting charge of $94.5 million or $.97 per share. Exclusive of the special factors described above, 1997 third-quarter net income increased 23.8% to $46.2 million, or $.46 per share, from $37.4 million, or $.38 per share in 1996, and 1997 net income for the nine months increased 43.8% to $166.4 million, or $1.66 per share, from $115.7 million, or $1.19 per share, in 1996. The higher 1997 net income was principally due to higher advertising revenues and lower newsprint prices in the Newspaper Group, and to the acquisition and continuing strong performance of KFOR-TV, Oklahoma City, Okla., and WHO-TV, Des Moines, Iowa, two NBC affiliates which were acquired in July 1996 ("New Television Stations").

      The earnings per share amounts in the third-quarter and nine-month periods of 1997 reflect a $.02 and $.06 per share decrease, respectively, resulting from the inclusion of outstanding stock options in the earnings per share calculation as required by Accounting Principles Board Opinion No. 15 ("APB 15"). This provision of APB 15 was triggered primarily as a result of the Company's higher stock price. Included in the $.06 per share decrease in the nine-month period is $.01 per share related to the favorable tax adjustment, which is a special factor. The 1996 reported results did not require the inclusion of outstanding stock options. Certain provisions of APB 15 will be superseded by Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will be adopted in the fourth quarter of 1997, at which time previously reported earnings per share amounts will be restated, as required by the pronouncement.

      Revenues for the third quarter of 1997 were $683.6 million, an 8.3% increase over the 1996 third-quarter revenues of $631.4 million. Revenues for the first nine months of 1997 were $2.1 billion, a 9.9% increase from $1.9 billion in 1996. On a comparable basis, adjusted for the acquisitions of certain properties, third-quarter and nine-month revenues increased by approximately 8% and 7%, respectively, over 1996.

      Production costs in the third quarter of 1997 were $350.0 million, a 4% increase over the 1996 third-quarter production costs of $336.4 million. Production costs for the first nine months of 1997 were $1.04 billion, a 2% increase from $1.02 billion in 1996. The increase was primarily due to higher salary and payroll-related costs and depreciation expenses associated with new production facilities, partially offset by lower raw material costs resulting from lower paper prices.

      Selling, general and administrative expenses ("SGA expenses") in the third quarter of 1997 were $242.2 million, a 4% increase over the 1996 third quarter of $232.1 million. SGA expenses, exclusive of buyouts of $7.0 million in the 1996 quarter, increased 8% in the third quarter of 1997. SGA expenses for the first nine months of 1997 were $736.3 million, an 8% increase from $680.5 million in 1996. SGA expenses, exclusive of buyouts of $2.5 million and $12.6 million in 1997 and 1996, respectively, increased 10% in the first nine months of 1997. The increases were primarily due to higher salary and payroll-related costs and promotional expenses.

      The Impairment Loss in 1996 is related to the SFAS 121 charge of $126.8 million (See Note 2 of Notes to Condensed Consolidated Financial Statements).

      Operating profit in the third quarter of 1997 was $91.3 million compared with an operating loss of $63.9 million in 1996. Operating profit, exclusive of buyouts of $7.0 million and the SFAS 121 charge of $126.8 million in the 1996 quarter, increased to $91.3 million in the third quarter of 1997 from $69.9 million in 1996. Operating profit for the first nine months of 1997 was $319.9 million compared with $79.2 million in 1996. Operating profit, exclusive of buyouts of $2.5 million in the first nine months of 1997 and the SFAS 121 charge of $126.8 million and buyouts of $12.6 million in 1996, rose to $322.4 million in 1997 from $218.6 million in 1996. The improvement in operating profit was principally due to higher advertising revenues and lower newsprint prices in the Newspaper Group, and to the acquisition and continuing strong performance of the New Television Stations.

      The 1997 third-quarter earnings before interest, income taxes, depreciation and amortization ("EBITDA") rose to $139.4 million from $5.6 million in 1996. EBITDA for the first nine months of 1997 rose to $456.4 million from $233.8 million in 1996. EBITDA for the 1996 third quarter and the first nine months was $107.2 million and $327.7 million, respectively, exclusive of the SFAS 121 charge of $126.8 and gains on dispositions of $32.8 million. EBITDA is presented because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under generally accepted accounting principles ("GAAP"). The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

      Income from Joint Ventures decreased to $3.4 million in the third quarter of 1997 from $6.4 million in 1996. For the first nine months of 1997, such income decreased to $7.7 million from $13.3 million in 1996. The decrease in the third quarter and nine months of 1997 was primarily attributable to lower selling prices for paper from the mills in which the Company has investments. The decrease in the nine months was partially offset by the absence of a loss from a new venture which ceased operations in December 1996.

      Interest Expense, Net increased to $11.7 million in the third quarter of 1997 from $8.0 million in 1996. For the nine months of 1997, Interest Expense, Net increased to $31.4 million from $20.4 million in 1996. Interest income and capitalized interest included in the amounts presented was $0.8 million and $6.7 million in the quarter and nine months of 1997, respectively, compared with $5.6 million and $17.3 million in the comparable quarter and nine months of 1996, respectively. The 1997 increases in Interest Expense, Net were primarily attributable to lower capitalization of interest associated with construction.

      The Company's effective tax rate was 44.3% in the 1997 third quarter and first nine months of 1997, excluding the favorable tax adjustment, compared to 45.3% in the 1996 quarter and nine months. The 1996 third-quarter and nine-month rates exclude the tax effect of the SFAS 121 charge and gains on dispositions. The variation in the projected annual effective tax rate was principally attributable to a lower percentage of nondeductible amortization.

Segment Information

----------------------------------------------------------------------------------------
                                      Three Months Ended          Nine Months Ended
                               ---------------------------------------------------------
                               September 28,  September 29,  September 28,  September 29,
(Dollars in thousands)             1997           1996           1997           1996
----------------------------------------------------------------------------------------
                                          (13 Weeks)                   (39 Weeks)
Revenues
Newspapers                      $   605,271   $   559,562     $ 1,863,330   $ 1,706,440
Magazines                            43,377        40,219         129,571       122,628
Broadcasting                         34,933        31,622         105,088        79,416
----------------------------------------------------------------------------------------
  Total                         $   683,581   $   631,403     $ 2,097,989   $ 1,908,484
========================================================================================
Operating Profit (Loss)
Newspapers                      $    84,830   $   (61,281)    $   302,716   $    82,237
Magazines                             6,603         6,287          21,561        19,821
Broadcasting                          9,656         7,331          27,245        18,703
Unallocated Corporate Expenses       (9,754)      (16,233)        (31,583)      (41,514)
----------------------------------------------------------------------------------------
  Total                         $    91,335   $   (63,896)    $   319,939   $    79,247
========================================================================================
Depreciation and Amortization
Newspapers                      $    41,773   $    34,780     $   118,787   $   102,901
Magazines                            (2,019)       (1,929)         (5,492)       (5,518)
Broadcasting                          3,913         4,374          13,334         9,489
Corporate                               977           651           1,831         1,252
Joint Ventures                           89            96             266           288
----------------------------------------------------------------------------------------
  Total                         $    44,733   $    37,972     $   128,726   $   108,412
========================================================================================

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

-----------------------------------------------------------------------------------
                              Three Months Ended              Nine Months Ended
                         ----------------------------------------------------------
                         September 28,  September 29,   September 28,  September 29,
(Dollars in thousands)       1997           1996            1997           1996
-----------------------------------------------------------------------------------
                                 (13 Weeks)                      (39 Weeks)
Revenues
Newspapers                $   601,011   $   557,824      $ 1,854,152   $ 1,700,903
New Ventures                    4,260         1,738            9,178         5,537
-----------------------------------------------------------------------------------
Total Revenues            $   605,271   $   559,562      $ 1,863,330   $ 1,706,440
-----------------------------------------------------------------------------------
EBITDA
Newspapers                $   128,206   $   102,191      $   425,513   $   317,654
New Ventures                   (1,603)       (3,000)          (4,010)       (6,824)
-----------------------------------------------------------------------------------
Total EBITDA              $   126,603   $    99,191      $   421,503   $   310,830
-----------------------------------------------------------------------------------
Operating Profit (Loss)
Newspapers                $    86,704   $   (54,895)     $   307,475   $    93,026
New Ventures                   (1,874)       (6,386)          (4,759)      (10,789)
-----------------------------------------------------------------------------------
Total Operating Profit    $    84,830   $   (61,281)     $   302,716   $    82,237
-----------------------------------------------------------------------------------

      The Newspaper Group's operating profit was $84.8 million in the third quarter of 1997 compared with $65.4 million, in 1996, excluding buyouts and the SFAS 121 charge. Revenues were $605.3 million in the third quarter of 1997, compared with $559.6 million in 1996. Operating profit for the first nine months of 1997, excluding buyouts, rose to $304.2 million in 1997 from $214.3 million in 1996, excluding buyouts and the SFAS 121 charge, on revenues of $1.9 billion and $1.7 billion, respectively. The increase in the Group's revenues for both the quarter and nine months was primarily due to higher advertising revenues as a result of higher rates and volume. The improvement in operating profit in 1997 included the favorable effect of a 14% and 26% decrease for the third-quarter and nine-month periods, respectively, in the Company's average cost of newsprint compared to 1996.

      Average circulation of daily newspapers for the third quarter and nine months ended September 28, 1997, on a comparable basis, was as follows:

            --------------------------------------------------------------------
                                         Three Months Ended September 28, 1997
                                      ------------------------------------------
            (Copies in thousands)      Weekday    % Change    Sunday    % Change
            --------------------------------------------------------------------
            Average Circulation
            The New York Times         1,060.5       1.0%     1,642.4      0.4%
            The Boston Globe             480.6       1.8%       764.9     -0.3%
            Regional Newspapers          702.4       0.8%       758.0      0.2%
            --------------------------------------------------------------------

            --------------------------------------------------------------------
                                         Nine Months Ended September 28, 1997
                                      ------------------------------------------
            (Copies in thousands)      Weekday    % Change    Sunday    % Change
            --------------------------------------------------------------------
            Average Circulation
            The New York Times         1,079.9      -1.5%     1,653.5     -2.2%
            The Boston Globe             472.3      -0.1%       756.3     -1.3%
            Regional Newspapers          731.4       0.2%       786.9     -0.2%

      The average circulation decline for the nine months is partly attributable to the increase in newsstand and home delivery prices and a decrease in distribution to selected outlying areas. To increase circulation, the Company is investing in a national image campaign at The Times, as well as other product enhancements and improvements in delivery service.

      Advertising volume on a comparable basis for the third quarter and nine months was as follows:

----------------------------------------------------------------------------------------------
                                              Three Months Ended           Nine Months Ended
                                              September 28, 1997           September 28, 1997
                                           ---------------------------------------------------
(Inches in thousands)                       Volume         % Change      Volume       % Change
----------------------------------------------------------------------------------------------
Advertising Volume (excluding preprints)
The New York Times                            888.1           4.8%       2,827.8        4.5%
The Boston Globe                              697.0           0.9%       2,175.8        3.2%
Regional Newspapers                         3,777.7           1.4%      11,510.8        0.8%
----------------------------------------------------------------------------------------------

      Advertising volume at The Times for the third quarter of 1997 increased approximately 4.8% from the 1996 third quarter. The national, classified and zoned categories showed increases of 10.0%, 4.3% and 3.0%, respectively, while the retail category was down 1.7%. For the first nine months of 1997, advertising volume increased 4.5% from the comparable 1996 period. The national, classified and zoned categories showed increases of 7.6%, 5.3% and 3.3%, respectively, while the retail category was down 1.1%. Preprint distribution was up 26.7% for the quarter and 4.2% for the nine months over 1996.

      At The Globe, advertising volume for the 1997 third quarter increased 0.9% from the 1996 third quarter. Advertising volume was higher in the national, classified and zoned categories by 2.6%, 3.9% and 7.1%, respectively, while the retail category was down 8.7%. For the first nine months of 1997, advertising volume increased 3.2% primarily as a result of increases in the national and classified categories of 4.1% and 6.7%, respectively, offset by a decrease of 3.1% in the retail category. Preprint distribution was up 3.5% for the quarter and 6.1% for the nine months over 1996.

      For the regional newspaper group, advertising volume for the third quarter increased 1.4% from the 1996 third quarter. For the first nine months of 1997, advertising volume increased 0.8%. The increases were a result of higher volume in all advertising categories except legal. Preprint distribution increased 10.8% and 10.5% for the third-quarter and nine-month periods, respectively, over 1996.

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

---------------------------------------------------------------------------------------
                                  Three Months Ended              Nine Months Ended
                            -----------------------------------------------------------
                            September 28,  September 29,    September 28,  September 29,
(Dollars in thousands)          1997           1996             1997           1996
---------------------------------------------------------------------------------------
                                      (13 Weeks)                      (39 Weeks)
Revenues
Sports/Leisure Magazines         $40,062        $37,414         $120,400       $114,394
Non-Compete                        2,500          2,500            7,500          7,500
New Ventures                         815            305            1,671            734
---------------------------------------------------------------------------------------
Total Revenues                   $43,377        $40,219         $129,571       $122,628
---------------------------------------------------------------------------------------
EBITDA
Sports/Leisure Magazines         $ 6,465        $ 6,982         $ 21,869       $ 19,438
New Ventures                      (1,881)        (1,553)          (5,800)        (4,064)
---------------------------------------------------------------------------------------
Total EBITDA                     $ 4,584        $ 5,429         $ 16,069       $ 15,374
---------------------------------------------------------------------------------------
Operating Profit (Loss)
Sports/Leisure Magazines         $ 6,210        $ 5,525         $ 20,504       $ 16,921
Non-Compete                        2,500          2,500            7,500          7,500
New Ventures                      (2,107)        (1,738)          (6,443)        (4,600)
---------------------------------------------------------------------------------------
Total Operating Profit           $ 6,603        $ 6,287         $ 21,561       $ 19,821
---------------------------------------------------------------------------------------

      The Magazine Group's operating profit was $6.6 million in the third quarter of 1997 compared with $7.4 million in 1996, excluding the SFAS 121 charge, on revenues of $43.4 million and $40.2 million, respectively. The decrease in operating profit in the third quarter of 1997 was primarily related to increased costs associated with increased promotion expenses and higher new venture losses. Operating profit for the first nine months was $21.6 million in 1997 compared with $20.9 million in 1996, excluding the SFAS 121 charge, on revenues of $129.6 million and $122.6 million, respectively. The improvement in nine-month operating profit was primarily related to higher advertising revenues as a result of higher ad volume at the golf-related publications, partially offset by increased losses associated with new ventures. In October 1997, the Company announced it had entered into an agreement to sell the assets of its tennis, sailing and ski magazine businesses. The transaction is expected to be completed in the fourth quarter of 1997. The results of these magazines will be included in the Group's results until the divestitures are completed. The operating profit (loss) of these magazines was not material to the Group in the third quarter or the first nine months of 1997 and their sale will not have a material impact on the future results or financial position of the Company.

Broadcasting Group: The Broadcasting Group consists of eight network-affiliated television stations and two radio stations.

--------------------------------------------------------------------------------
                            Three Months Ended            Nine Months Ended
                      ----------------------------------------------------------
                      September 28,  September 29,  September 28,  September 29,
(Dollars in thousands)     1997           1996           1997           1996
--------------------------------------------------------------------------------
                                 (13 Weeks)                    (26 Weeks)

Revenues                 $34,933        $31,622       $105,088        $79,416
--------------------------------------------------------------------------------
EBITDA                   $13,569        $11,705       $ 40,579        $28,192
--------------------------------------------------------------------------------
Operating Profit         $ 9,656        $ 7,331       $ 27,245        $18,703
--------------------------------------------------------------------------------

      The Broadcasting Group's operating profit rose to $9.7 million in the third quarter of 1997 from $7.3 million in 1996, on revenues of $34.9 million and $31.6 million, respectively. Operating profit was $27.2 million for the first nine months of 1997 compared with $18.9 million in 1996, excluding buyouts, on revenues of $105.1 million and $79.4 million, respectively. The revenue and operating profit increases were principally attributable to the acquisition of the New Television Stations, as well as stronger advertising revenues at most of the Broadcast properties. The New Television Stations contributed $3.9 million and $9.1 million of operating profit in the third quarter and first nine months of 1997, respectively.

Liquidity and Capital Resources

      Net cash provided by operating activities was $309.0 million in the first nine months of 1997 compared with $264.9 million in 1996. The increase of $44.2 million, or 17%, in 1997 was attributable to higher earnings and other changes in working capital. The increase in operating cash flows was primarily used for the construction of production and distribution facilities, stock repurchases and the payment of dividends to stockholders. Net cash used in investing activities was $114.9 million in the first nine months of 1997 compared with $388.7 million in 1996. The decrease of $273.7 million was primarily attributable to the acquisition of certain properties in 1996 (See Note 3 of Notes to Condensed Consolidated Financial Statements). Net cash used in financing activities was $195.4 million in the first nine months of 1997 compared with cash provided by financing activities of $76.1 million in 1996. The increase of $271.5 million was primarily related to an increase in share repurchases in 1997 and the financing of the New Television Stations, partially through the commercial paper program, in 1996 (see Financing section below).

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover working capital needs, planned capital expenditures, dividend payments to stockholders, stock repurchases and other cash requirements. The ratio of current assets to current liabilities was .76 and .77 at September 28, 1997 and September 29, 1996, respectively. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 28% at September 28, 1997 compared to 34% at September 29, 1996.

Financing: The Company currently maintains $300.0 million in revolving credit agreements, $100.0 million of which was renewed in July 1997 and has been extended through July 1998, and $200.0 million of which had an original maturity of July 2001 and has been extended through July 2002. The extended agreements permit borrowings which bear interest, at the Company's option,
(i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. In addition, these agreements included provisions which require, among other matters, specified levels of stockholders' equity. Approximately $917.0 million and $863.0 million of stockholders' equity was unrestricted under these agreements at September 28, 1997, and September 29, 1996, respectively. Approximately $19.0 million and $153.9 million of commercial paper, supported by the revolving credit agreements, was outstanding at September 28, 1997 and September 29, 1996, respectively. The higher level of outstanding commercial paper at September 29, 1996 was primarily related to the acquisition of the New Television Stations. The Company's long-term debt, including capital leases, was $636.2 million at September 28, 1997, of which $100.0 million is due in October 1998. At September 29, 1996, the Company's long-term debt, including capital leases, was $791.1 million.

Capital Expenditures: The Company currently estimates that, inclusive of the new facilities in College Point, New York City and Lakeland, Florida, capital expenditures for 1997 will range from $160.0 million to $180.0 million. The Company currently anticipates that depreciation and amortization expense will approximate $170.0 million to $180.0 million for 1997 compared with $147.8 million in 1996.

Stock Repurchase Program: During the first nine months of 1997, the Company repurchased approximately 2.5 million shares of Class A Common Stock at a cost of approximately $114.9 million compared to approximately 1.2 million shares at cost of approximately $34.9 million in 1996. To date, approximately $41.3 million remain from the February 1997 authorization. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans at a cost of approximately $11.8 million.

Acquisitions/Dispositions: In the first nine months of 1997, the Company sold its NYT Custom Publishing division and a closed printing facility located in Carlstadt, New Jersey. These sales did not have a material effect on the Company's consolidated financial statements. In October 1997, the Company announced that it had entered into an agreement to sell the assets of its tennis, sailing and ski magazine businesses. This transaction is expected to be completed in the fourth quarter of 1997.

      In July 1996, the Company acquired the New Television Stations. The aggregate cost of the acquisition was approximately $234.1 million, of which approximately $232.9 million was paid in cash ($143.0 million was financed using the Company's commercial paper facility) and the balance represented accrued liabilities.

      In June 1996, the Company acquired a newspaper distribution business that distributes The Times, other newspapers and periodicals throughout the New York City metropolitan area. The aggregate cost of the acquisition was $32.5 million of which approximately $13.9 million was paid in cash, $9.8 million in notes and accounts receivable which were forgiven, and the balance represented assumed and accrued liabilities.

Other: At September 28, 1997, approximately $20.3 million of payments remain from charges associated with staff reductions. This balance will be principally paid within one year.

      The Company is evaluating the potential impact of the situation commonly referred to as the "Year 2000 problem". The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000. Preliminary assessment indicates that solutions will involve a mix of purchasing new systems and modifying existing systems and confirming vendor compliance. The Company currently anticipates that incremental capital expenditures associated with the Year 2000 problem will be modest. Additional expenses to remediate existing systems are currently expected to range between $10.0 million and $15.0 million. These expenses are expected to be incurred through 1999.

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

                           PART II. OTHER INFORMATION

Item 5. Other Information

            On October 16, 1997, the Company announced the following executive changes: Arthur Ochs Sulzberger resigned as Chairman and Chief Executive Officer of the Company and was elected Chairman Emeritus; he remains on the Board of Directors. Arthur O. Sulzberger, Jr. was appointed Chairman of the Board and continues as Publisher of The New York Times. Russell T. Lewis, President of the Company, was appointed to the additional position of Chief Executive Officer, and Michael Golden was elected to the Board and appointed Vice Chairman and Senior Vice President.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.2   By-laws as amended through October 16, 1997

            10.20 The Company's Non-Employee Directors Deferral Plan

            11    Statements re: Computation of earnings per share

            27    Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the period for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                THE NEW YORK TIMES COMPANY
                                                       (Registrant)


Date: November 12, 1997                         /s/  Diane P. Baker
                                               -----------------------------
                                                     Diane P. Baker
                                                Senior Vice President and
                                                 Chief Financial Officer
                                               (Principal Financial Officer)

                  Exhibit Index to Quarterly Report Form 10-Q
                        Quarter Ended September 28, 1997

Exhibit No.             Exhibit
-----------             -------

3.2                     By-laws as amended through October 16, 1997

10.20                   The Company's Non-Employee Directors Deferral Plan.

11                      Statements of Computation of Primary and Fully Diluted
                        Net Income Per Share

27                      Financial Data Schedule