Form 10-K405
period 1997-12-28
NEW YORK TIMES CO
filed 1998-03-02
CIK 71691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                -----------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997        Commission file number 1-5837

                           The New York Times Company
             (Exact name of registrant as specified in its charter)


                New York                                         13-1102020
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)



   229 West 43d Street, New York, N.Y.                              10036
(Address of principal executive offices)                         (Zip Code)



        Registrant's telephone number, including area code (212) 556-1234

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
          Title of each class                               which registered
          -------------------                           ------------------------
Class A Common Stock of $.10 par value                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable
                                (Title of class)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of Class A Common Stock held by non-affiliates as of February 25, 1998, was approximately $5.10 billion. As of such date, non-affiliates held 47,598 shares of Class B Common Stock. There is no active market for such stock.

      The number of outstanding shares of each class of the registrant's common stock as of February 25, 1998, was as follows: 95,834,039 shares of Class A Common Stock and 424,801 shares of Class B Common Stock.

               Document incorporated by reference                          Part
               ----------------------------------                          ----
Proxy Statement for the 1998 Annual Meeting of Stockholders...............  III

================================================================================

                       INDEX TO THE NEW YORK TIMES COMPANY

                                 1997 FORM 10-K

                                -----------------

                                     PART I

Item No.                                                                    Page
-------                                                                     ----

  1.  Business............................................................   1
        Introduction......................................................   1
        Newspapers........................................................   1
          The New York Times..............................................   2
            Circulation...................................................   2
            Advertising...................................................   3
            Production and Distribution...................................   3
            Related Businesses............................................   4
          The Boston Globe................................................   4
            Circulation...................................................   4
            Advertising...................................................   5
            Production and Distribution...................................   5
          Regional Newspapers.............................................   6
          New Ventures....................................................   6
        Magazines.........................................................   7
          New Ventures....................................................   7
        Broadcasting......................................................   8
        Forest Products Investments and Other Joint Ventures..............   8
          Forest Product Investments......................................   8
          Other Joint Ventures............................................   9
        Raw Materials.....................................................   9
        Competition.......................................................   9
        Employees.........................................................  10
          Labor Relations.................................................  10
  2.  Properties..........................................................  11
  3.  Legal Proceedings...................................................  11
  4.  Submission of Matters to a Vote of Security Holders.................  12
        Executive Officers of the Registrant..............................  12

                                     PART II

  5.  Market for the Registrant's Common Equity and Related
        Stockholder Matters...............................................  14
  6.  Selected Financial Data.............................................  14
  7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations.........................................  14
  8.  Financial Statements and Supplementary Data.........................  14
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  14

                                    PART III

  10. Directors and Executive Officers of the Registrant..................  14
  11. Executive Compensation..............................................  14
  12. Security Ownership of Certain Beneficial Owners and Management......  14
  13. Certain Relationships and Related Transactions......................  14

                                     PART IV

  14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....  15

                                     PART I

Item 1. Business.

                                  INTRODUCTION

      The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company including newspapers, magazines, television and radio stations, electronic information and publishing and forest products investments.

      The Company currently classifies its businesses into the following segments:

            Newspapers: The New York Times ("The Times"); The Boston Globe, a daily newspaper, and the Boston Sunday Globe (both editions, "The Globe"); 18 other daily and three non-daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina ("Regional Newspapers"); newspaper distributors in the New York City and Boston metropolitan areas; various newspaper on-line products; news, photo and graphics services and news and features syndication; TimesFax; The New York Times Index; and licensing of electronic data bases and microform, CD-ROM products and the trademarks and copyrights of The Times and The Globe.

            Magazines: Golf Digest, Golf World and Golf Shop Operations. In November 1997, the Company sold the assets of its tennis, sailing and ski magazines and related businesses. The six magazines included in the sale were Tennis, Tennis Buyer's Guide, Cruising World, Sailing World, Snow Country and Snow Country Business.

            Broadcasting: television stations WTKR-TV in Norfolk, Virginia; WREG-TV in Memphis, Tennessee; KFOR-TV in Oklahoma City, Oklahoma; WNEP-TV in Wilkes-Barre/Scranton, Pennsylvania; WHO-TV in Des Moines, Iowa; WHNT-TV in Huntsville, Alabama; WQAD-TV in Moline, Illinois; and KFSM-TV in Fort Smith, Arkansas; and radio stations WQXR (FM) and WQEW (AM) in New York City.

            Forest Products Investments and Other Joint Ventures: Minority equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine, and a one-half interest in the International Herald Tribune.

      In 1997, the Company's consolidated revenues increased to $2,866,418,000 from $2,628,271,000 in 1996. The increase in revenues was principally due to higher advertising revenues at the Newspaper Group as a result of higher rates and volume and the additional revenues associated with the Company's new television stations, acquired in July 1996. The Company's net income in 1997 was $262,301,000, or $2.72 basic earnings per share ($2.66 diluted earnings per share), compared with $84,534,000, or $.87 basic earnings per share ($.86 diluted earnings per share), in 1996. Net income in fiscal 1996 was reduced by a non-cash accounting charge of $94,500,000 or $.97 basic earnings per share ($.96 diluted earnings per share). Exclusive of special items set forth on page F-4 of this Form 10-K, annual earnings from ongoing operations would have been $2.58 basic earnings per share ($2.53 diluted earnings per share) in 1997, compared with $1.91 basic earnings per share ($1.89 diluted earnings per share) in 1996. For fiscal 1997, the increase in net income was primarily a result of higher advertising revenues, lower cost of newsprint for the majority of the year in the Newspaper Group, and the continuing strong performance of the two new television stations, acquired in July 1996, in the Broadcast Group. A summary of segment information for the three years ended December 28, 1997, is set forth on pages F-2 and F-3 of this Form 10-K. Also see "Management's Discussion and Analysis" on pages F-4 through F-11 of this Form 10-K.

      The Company changed its fiscal year-end to the last Sunday in December, beginning with the fiscal year ended December 29, 1996.

                                   NEWSPAPERS

      The Newspaper Group had revenues of $2,557,080,000 in 1997, compared with $2,348,592,000 in 1996, and an operating profit of $434,057,000 in 1997, compared with $179,611,000 in 1996. (These amounts include certain special items for 1997 and 1996 which are discussed in more detail in "Management's Discussion and Analysis" on page F-4 of this Form 10-K.) Operating profit for the year, excluding special items, increased due principally to higher advertising revenues resulting from higher rates and volume, and the lower cost of newsprint.

      The Newspaper Group segment consists of two categories: Newspapers (consisting of The Times, The Globe, 21 Regional Newspapers, newspaper distributors, and certain related businesses) and New Ventures (consisting of projects developed in electronic media by The Times, The Globe and the Regional Newspapers, as well as various new media investments). The Newspapers category had revenues of $2,541,262,000 in 1997 and an operating profit of $441,396,000 in 1997, while the New Ventures category had revenues of $15,818,000 and an operating loss of $7,339,000.

THE NEW YORK TIMES

   Circulation

      The Times is a standard-size weekday and Sunday newspaper which commenced publication in 1851. In 1997, The Times introduced a daily color New York edition with separate daily culture and sports sections, as well as other new features. Weekday color printing, later deadlines for news and sports results, and new and expanded sections were made possible by the Company's new production and distribution facility at College Point, Queens, described below under "The New York Times--Production and Distribution." The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 62% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester and parts of upstate New York, Connecticut and New Jersey; 38% is sold elsewhere. On Sundays, approximately 59% of the circulation is sold in the greater New York City area and 41% elsewhere. According to reports of the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 1997, of all seven-day United States newspapers, The Times's weekday and Sunday circulations were the largest.

      The Times's average weekday and Sunday circulations for the three 12-month periods ended September 30, 1997, as audited by ABC (except as indicated), are shown in the table below:

                                                   Weekday        Sunday
                                                  --------        -------
                                                    (Thousands of copies)

       1997 (unaudited)..........................  1,090.3        1,651.4
       1996......................................  1,111.8        1,701.8
       1995......................................  1,124.3        1,720.3

      During the year ended December 28, 1997, the average weekday circulation of The Times decreased by approximately 13,300 copies to 1,089,600 copies and the average Sunday circulation of The Times decreased by approximately 29,200 copies to 1,651,300 copies. Approximately 58% of the weekday circulation and 51% of the larger Sunday circulation were sold through home and office delivery in 1997, compared with approximately 56% of the weekly circulation and 49% of the larger Sunday circulation sold through home and office delivery in 1996; the remainder were sold primarily on newsstands in 1997 and 1996. The Times's increasing percentage of home and office delivery is part of its continuing strategy to improve the stability of its circulation base and provide added value to its advertisers. The Times embarked on a national marketing campaign in 1997, focusing on home delivery and retail distribution.

      The weekly rate charged to subscribers for home-delivered copies of The Times in the New York City metropolitan area is $7.20. The suggested newsstand price of The Times within the New York City metropolitan area is $.60 on weekdays and $2.50 on Sundays. The suggested newsstand price for the New England and Washington editions is $1.00 on weekdays and $3.00 on Sundays. The suggested newsstand price of the National Edition, distributed throughout the rest of the country, is $1.00 on weekdays and $4.00 on Sundays.

   Advertising

      Total volume in The Times for the two years ended December 28, 1997, as measured by The Times, is shown in the table below. The "National" heading in the table below includes such categories as entertainment, financial, magazine and general advertising.

                       Full Run
            ------------------------------                       Preprint
            Retail    National  Classified    Zoned   Total(1)    Copies
            Inches     Inches     Inches     Inches    Inches   Distributed
            ------    --------  ----------   ------   --------  -----------
                           (Inches and Preprints in Thousands)

    1997     606.8     1,330.8     971.1     1,034.6   3,943.3    318,490

    1996     620.2     1,229.6     918.2     1,000.4   3,768.4    296,839

----------
(1) All totals exclude preprint inches.

The table includes volume for The New York Times Magazine, which published 3,116 pages of advertising in 1997, compared with 3,009 pages in 1996.

      Advertising rates for The Times increased an average of 6.5% in January 1997, and 6% in January 1998.

   Production and Distribution

      News text, headlines, graphics, photos and advertisements are configured into newspaper pages on electronic editing terminals and sent electronically to high-resolution image setters. The completed pages are then transmitted electronically to The Times's own printing plants in the New York metropolitan area and to remote printing sites around the country.

      Generally, The Times is printed at its production and distribution facility in Edison, New Jersey, and its new production and distribution facility in College Point, Queens. The College Point facility began to come on line in January 1997, and became fully operational in the second quarter of 1997. The Times's Manhattan facility was phased out during the second quarter of 1997.

      The Edison and College Point facilities print all of the advance sections of the Sunday newspaper (except The New York Times Magazine and the Television section) and all of the weekday New York edition. The Edison facility houses six 10-unit Goss Colorliner presses; College Point has five of the same presses. Both facilities have the capacity to print in color and have modern, automated packaging and distribution equipment.

      The Times has agreements with two commercial printing companies to print its Television section and The New York Times Magazine.

      The New England and Washington editions of The Times are printed under contract at two sites: near Boston (at The Globe) and in Springfield, Virginia.

      The National Edition of The Times is printed under contract at eight sites: in the Midwest at printing sites in Chicago, Illinois, and Canton, Ohio; in the West at printing sites in Torrance and Walnut Creek, California, and Tacoma, Washington; in the Southwest at a printing site in Austin, Texas; and in the Southeast at printing sites in Atlanta, Georgia, and Ft. Lauderdale, Florida. It is anticipated that a ninth site will be added in the spring of 1998 in Lakeland, Florida, at the Company's regional newspaper, The Ledger. Satellite transmission of page images to the National Edition printing sites permits early-morning delivery to homes and newsstands in many major markets.

      The Times entered into an agreement, effective January 1, 1997, with a national magazine distribution company to become the exclusive single copy sales and marketing representative for the National Edition. The Times currently has agreements with approximately 63 newspapers and other delivery agents located in the United

States and Canada to deliver The Times in their respective markets and, in some cases, to expand current markets. The agreements include various arrangements for delivery on Sundays and weekdays to homes and newsstands.

      A subsidiary of the Company, City & Suburban Delivery Systems, Inc. ("City & Suburban"), operates a wholesale newspaper distribution business that distributes The Times and other newspapers and periodicals in New York City, Long Island (New York), the counties of Westchester (New York) and Fairfield (Connecticut) and central and northern New Jersey. Approximately 85% of The Times's single-copy daily circulation and 87% of its single-copy Sunday circulation in the New York City metropolitan area are delivered to retail outlets by City & Suburban. Approximately 87% of The Times's daily home-delivered circulation and 89% of its Sunday home-delivered circulation are delivered to depots by City & Suburban.

   Related Businesses

      The New York Times Electronic Media Company ("Electronic Media") was founded to develop new products and distribution channels for The Times and includes NYT Business Information Services, consumer on-line products, and NYT Television.

      NYT Business Information Services produces on-line computer databases and The New York Times Index, a print publication. The Company licenses LEXIS/NEXIS, Dow Jones Business Information Services, UMI, The Dialog Corp. and Online Computer Library Center, Incorporated to store, market and distribute its on-line computer databases. The Company also licenses UMI to produce and sell The New York Times Index and The Times on microform and CD-ROM.

      The New York Times on America Online is one of America Online's most frequently accessed services. The New York Times's Web site, The New York Times on the Web, is located at nytimes.com and has attracted over 3,000,000 registered users. In 1998, the Company anticipates launching a new Web site, New York Today, at nytoday.com, which seeks to be the definitive on-line guide to New York for New Yorkers and visitors.

      In January 1997, the Company established a division, NYT Television, to pursue certain programming ventures utilizing The Times and other content.

      The New York Times News Services includes, among other things, The New York Times Syndication Sales Corporation ("Syndication Sales"), The New York Times News Service and TimesFax.

      Syndication Sales operates The New York Times News Service, The New York Times Syndicate and the licensing and reprint permission operations of The Times. The News Service transmits articles, graphics and photographs from The Times, The Globe and other publications to approximately 650 newspapers and magazines in the United States and in more than 50 countries worldwide. The New York Times Syndicate markets other supplemental news services and feature material, graphics and photographs from The Times and other leading news sources to newspapers and magazines around the world.

      In 1997, the Company continued to expand its distribution of TimesFax, a six to eight page synopsis of The Times delivered to customers' facsimile machines or personal computers in markets where The Times is not easily available.

      In 1997, the Company sold its NYT Custom Publishing division.

THE BOSTON GLOBE

      The Globe is owned and published by the Company's subsidiary, Globe Newspaper Company (as used herein, "The Globe" may also be used to refer to Globe Newspaper Company).

   Circulation

      The Globe is a standard-size weekday and Sunday newspaper which commenced publication in 1872, and was acquired by the Company in 1993. The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC reports, as of September 28, 1997, the weekday circulation of The Globe was the 14th largest of any weekday newspaper; circulation of the Sunday edition was the ninth largest of any Sunday newspaper published in the United States; and its weekday and Sunday circulation was the largest of all newspapers published in either Boston or New England.

      The Globe's average weekday and Sunday paid circulation for the two 12-month periods ended March 30, 1997, and March 31, 1996, as audited by ABC, are shown in the table below:

                                                          Weekday   Sunday
                                                         --------   ------
                                                        (Thousands of copies)

    1997..............................................     468.8     757.4

    1996..............................................     492.9     785.4

      During the year ended December 28, 1997, the average weekday circulation of The Globe increased approximately 2,600 copies over 1996 to approximately 474,800 copies and the average Sunday circulation decreased by approximately 7,500 copies below 1996 to approximately 755,200 copies.

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

   Advertising

      The Globe's total advertising volume by category of advertising for the two years ended December 28, 1997, for all editions, as measured by The Globe, is set forth below:

                       Full Run
            ------------------------------                       Preprint
            Retail    National  Classified    Zoned   Total(1)    Copies
            Inches     Inches     Inches     Inches    Inches   Distributed
            ------    --------  ----------   ------   --------  -----------
                           (Inches and Preprints in Thousands)

    1997     729.6       601.2   1,374.6       304.5   3,009.9    729,228
    1996(2)  764.5       554.6   1,295.3       304.4   2,918.8    686,628

----------
(1)   All totals exclude preprint inches.
(2) For comparability, 1996 has been restated to conform with the 1997 presentation.

      Advertising rates in each category of advertising were adjusted in 1997. The latest increase in certain retail advertising rates occurred on September 1, 1997. Increases in classified and national advertising rates were effective as of April 1, 1997, and July 1, 1997, respectively. These rate increases ranged from 3% to 5%.

   Production and Distribution

      The Globe's project (commenced in 1989) to electronically design and construct the news text, headlines, graphics and photos on the newspaper page (rather than having them pasted up manually) continued according to plan: full-page output increased in 1997 to a weekly average of 1,200 pages per week, or almost 95% of The Globe's pages produced weekly. The Globe plans to complete the project during 1998.

      All editions of The Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Massachusetts, satellite plant. Both of the plants use Goss Metroliner offset presses. The Globe also owns a Sunday pre-print storage, inserting and packaging plant in Westwood, Massachusetts.

      Virtually all of The Globe's home-delivered circulation is delivered through The Globe's distribution subsidiary, Community Newsdealers, Inc. During 1997, The Globe and its subsidiary, Retail Sales, Inc., increased their direct control of single copy distribution to further improve the stability of its circulation base. In December 1997, such distribution accounted for approximately 66% of average daily single copy distribution (up from 60% a year earlier) and 57% of its average Sunday single copy distribution (up from 53% a year earlier).

REGIONAL NEWSPAPERS

      The Company currently owns 18 daily and three non-daily smaller-city newspapers.

                 Daily Newspapers                         Non-Daily Newspapers
                 ----------------                         ---------------------
Sarasota Herald-Tribune      Times Daily                  The News-Sun (Sebring/
    (Fla.)                       (Florence, Ala.)             Avon Park, Fla.)
The Press Democrat (Santa    The Tuscaloosa News (Ala.)   Marco Island Eagle
    Rosa, Cal.)              The Gadsden Times (Ala.)         (Fla.)
The Ledger (Lakeland, Fla.)  The Courier (Houma, La.)     News-Leader
The Gainesville Sun (Fla.)   Times-News                       (Fernandina
Santa Barbara                    (Hendersonville, N.C.)       Beach, Fla.)
    News-Press (Cal.)        Daily World (Opelousas, La.)
Spartanburg                  The Dispatch (Lexington, N.C.)
    Herald-Journal (S.C.)    Daily Comet (Thibodaux, La.)
Wilmington Morning Star      Palatka Daily News (Fla.)
    (N.C.)                   Lake City Reporter (Fla.)
Star-Banner (Ocala, Fla.)

      The regional daily newspapers' circulation for the years ended December 28, 1997, and December 29, 1996, is shown in the table below:

                    Daily Weekday       Non-Daily           Sunday
                    -------------       ---------           ------
                                  (Thousands of Copies)
           1997         733.4             33.0               788.7
           1996         730.1             34.0               789.7

      Advertising volume, stated on the basis of six columns per page, was 15,659,800 inches in 1997, compared with 15,602,800 inches in 1996. Preprints distributed in 1997 were 1,015,240,000, compared with 928,765,000 in 1996.

      All of the Regional Newspapers are produced by photocomposition and offset printing.

NEW VENTURES

      The following businesses relating to Newspapers were classified by the Company as "New Ventures" during 1997: The New York Times on America Online, The New York Times on the Web, boston.com, Careerpath.com, various Regional Newspaper on-line services, NYT Television, and the Company's investments in OVATION and Zip2 Corporation.

      The New York Times on America Online, The New York Times on the Web and NYT Television are described above under "The New York Times--Related Businesses." Boston Globe Electronic Publishing, Inc. operates The Globe's Internet site boston.com, an Internet gateway to Boston and New England. The Times and The Globe have participated in the development of Careerpath.com, the leading employment database on the Internet. Several Regional Newspapers have created on-line services tailored to their local market interests and needs. The Sarasota Herald-Tribune operates a 24-hour local news cable television channel which reaches approximately 123,000 subscribers.

      The Company has an investment in OVATION, a visual and performing arts cable television network, which launched in April 1996. In the fall of 1997, OVATION launched on Time Warner Cable in New York City. OVATION is available through approximately 51 U.S. cable systems as well as in St. Lucia, West Indies, and Bermuda. OVATION currently reaches approximately 880,000 subscribers.

      During 1997, the Company invested in Zip2 Corporation, a leading provider of software and on-line business systems designed to facilitate newspapers' efforts to capture on-line advertising revenue.

      The financial results of such New Ventures are set forth in Management's Discussion and Analysis on pages F-4 through F-11 of this Form 10-K.

                                    MAGAZINES

      The Company's Magazine Group had revenues of $164,832,000 in 1997, compared with $161,071,000 in 1996, and an operating profit of $28,332,000 in 1997, compared with $24,778,000 in 1996. In November 1997, the Company sold the assets of its tennis, sailing and ski magazines and related businesses. The six magazines included in the sale were Tennis, Tennis Buyer's Guide, Cruising World, Sailing World, Snow Country and Snow Country Business (the "Sold Magazines"). Excluding the Sold Magazines, the Magazine Group had revenues of $125,104,000 and operating profit of $26,155,000 in 1997.

      The Magazine Group segment consists of two categories: Magazines (including those publications set forth in the table below and related activities in the golf field) and New Ventures (which included in 1997 a driving range, on-line magazine services and computerized systems for golf tee time reservations). The Magazines category had revenues of $162,676,000 and an operating profit of $36,354,000 in 1997, while the New Ventures category had revenues of $2,156,000 and an operating loss of $8,022,000 in 1997. The Magazine Group's 1997 results include 11 months of results of the Sold Magazines. The Magazine Group's revenues for 1997 include $10,000,000 relating to the non-competition agreement entered into in connection with the sale in 1994 of the Women's Magazines Division. The terms of the sale included a four-year $40,000,000 non-competition agreement, which expires in 1998.

      As of December 28, 1997, the Company published the magazines listed in the chart below:

                                                                                         Percentage                  Percentage
                                                                                          Increase                    Increase
                                                                                        (Decrease) in               (Decrease) in
                                                                                           Average                   Advertising
                               Publication       Subject/                  Average       Circulation   Advertising     Pages
      Magazine                    Cycle          Audience   Rate Base   Circulation(1)    Over 1996      Pages(2)    Over 1996
      --------                 -----------       --------   ---------   --------------  -------------  -----------  -------------
Golf Digest............    Monthly              Golf        1,500,000      1,519,900        1.1           1,369           9.3
Golf World.............    46 issues per year   Golf          145,000        148,500        1.2           1,457          (1.2)
Golf Shop Operations...    10 issues per year   Golf trade     23,600(3)      18,200        3.4           1,056         (15.9)

----------
(1)   As reported by the publisher to ABC or the Business Publications
      Association.
(2) As reported by the publisher to Publisher's Information Bureau ("PIB"); or, in the case of Golf Shop Operations, as calculated by the publisher using the same methodology as for PIB.
(3) For this trade publication, the average print order is disclosed as the applicable measure for advertisers.

NEW VENTURES

      The Magazine Group offers various golf and travel information and excerpts from its publications on the World Wide Web. During 1997, the Magazine Group opened a driving range adjacent to The Times's printing facility in Edison, New Jersey. The range features heated stalls and a teaching center. In October 1995, the Company acquired the business of PAR Business Systems, Inc., which provided computerized systems for golf tee time reservations and automated pro shop business systems for the golf industry. The tee time system was known as T-LINKS(TM) and was operated by Golf Digest Information Systems, Inc., an indirect subsidiary of the Company. In the fourth quarter of 1997, the Company decided to exit the T-LINKS(TM) business.

      The financial results of such New Ventures are set forth in Management's Discussion and Analysis on pages F-4 through F-11 of this Form 10-K.

                                  BROADCASTING

      The Broadcast Group had revenues of $144,506,000 in 1997, up from $118,608,000 in 1996, and an operating profit of $39,368,000 in 1997, compared with $30,596,000 in 1996. Higher advertising revenue at most of the Company's television stations, including the full year's revenue at KFOR-TV and WHO-TV (acquired July 1996), accounted for the improved results.

      The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. Radio and television license renewals are now normally granted for terms of eight years. The license renewal application of WTKR-TV (Norfolk, Virginia) was approved in 1996 and will expire in 2004. The license renewal applications for WREG-TV (Memphis, Tennessee), WHNT-TV (Huntsville, Alabama), WQAD-TV (Moline, Illinois) and KFSM-TV (Fort Smith, Arkansas) were all approved during 1997 for terms expiring in 2005. Applications for renewal of station licenses are due to be filed four months prior to their expiration dates. Pursuant to that schedule, the license renewal application for WHO-TV (Des Moines, Iowa) was filed on September 30, 1997; the license renewal applications for KFOR-TV (Oklahoma City, Oklahoma) and WQXR (FM) and WQEW (AM) (New York, New
York) were filed during the first quarter of 1998; and the license renewal application for WNEP-TV (Scranton, Pennsylvania) will be filed in 1999. The Company anticipates that its present and future applications for renewal of its station licenses will result in such licenses being renewed for eight-year periods.

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

      WTKR-TV, WREG-TV, KFOR-TV, WHO-TV, WQAD-TV and KFSM-TV are in the VHF band; WNEP-TV and WHNT-TV are in the UHF band, as are all other stations in their markets. According to A. C. Nielsen Company, a research company which measures audiences for television stations, Norfolk is the 39th largest television market in the United States, Memphis is the 42nd largest, Oklahoma City is the 44th largest market, Wilkes-Barre/Scranton is the 47th largest, Des Moines is the 69th largest market, Huntsville is the 82nd largest, Moline is part of the Quad Cities market, the 89th largest, and Fort Smith is the 116th largest market.

      The Company's two radio stations serve the New York City metropolitan area. WQXR (FM) is currently the only commercial classical music station serving this market. WQEW (AM) is the only station covering the total New York City region that offers a format of American popular standards.

              FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

      The Company has ownership interests in one newsprint mill and one supercalendered paper mill (the "Forest Products Investments") and the International Herald Tribune. Income from these joint ventures decreased in 1997 to $13,990,000 from $18,223,000 in 1996. The decrease in results for 1997 was due principally to lower selling prices for paper at the Forest Products Investments.

Forest Products Investments

      The Company has a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by Donohue, Inc. ("Donohue"), a publicly-traded Canadian company whose voting shares are controlled by Quebecor, a Canadian publishing company. Malbaie purchases pulp from Donohue and manufactures newsprint from this raw material on the paper machine it owns within the Donohue paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Donohue for its pulp. In 1997, Malbaie produced 205,000 metric tons of newsprint, 68,000 tons of which were sold to the Company, with the balance sold to Donohue for resale.

      The Company has an equity interest in a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison"). Madison is a partnership between Northern SC Paper Corporation

("Northern") and a subsidiary of Myllykoski Oy, a Finnish papermaking company. Through Northern, the Company's interest in Madison is 40%. Madison produces supercalendered paper at its facility in Madison, Maine. Madison purchases all of its wood from local suppliers, mostly under long-term contracts. In 1997, Madison produced 188,000 metric tons, 11,000 tons of which were sold to the Company.

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

Other Joint Ventures

      Each of the Company and The Washington Post Company owns a one-half interest in the International Herald Tribune S.A.S., which publishes the International Herald Tribune. In 1996, the Company began a five-year term as managing partner of the newspaper's operations. The newspaper is edited in Paris and printed simultaneously in Frankfurt, Hong Kong, Kuala Lumpur, London, Marseille, New York, Paris, Rome, Singapore, Tel Aviv, The Hague, Tokyo, Toulouse and Zurich. The International Herald Tribune opened new print sites in Kuala Lumpur, Malaysia, and Tel Aviv, Israel, in 1997; and it launched an edition of the newspaper in Israel, with an English-language local news section inserted in the global edition, in September 1997. It expects to publish more of these global/local editions in the next few years.

                                  RAW MATERIALS

      The primary raw materials used by the Company are newsprint and supercalendered and coated paper. Neither the Company nor any of its businesses is dependent on any one supplier of paper.

      In 1997, The Times used approximately 295,000 metric tons of newsprint, compared to 276,000 in 1996. The New York Times Magazine used approximately 22,000 metric tons of coated paper and supercalendered paper, grades of magazine quality paper, in both 1997 and 1996. In 1997, The Globe used approximately 141,000 metric tons of newsprint, compared to 136,000 in 1996. The Globe used approximately 5,000 metric tons of a grade of paper higher than newsprint for its Sunday magazine both in 1997 and 1996. The Regional Newspapers used approximately 94,000 metric tons of newsprint in 1997, compared to 90,500 in 1996. In 1997, the magazines published by the Magazine Group used approximately 14,500 metric tons of coated paper, compared to 14,400 in 1996. The 1997 amount includes coated paper used by the Sold Magazines through November 1997.

      The paper used by The Times, The New York Times Magazine, The Globe, the Regional Newspapers and the magazines published by the Magazine Group was purchased under long-term contracts with unrelated suppliers and related suppliers in which the Company holds equity interests (see "Forest Products Investments").

                                   COMPETITION

      The Times competes with newspapers of general circulation in New York City and its suburbs. The Times also competes in varying degrees with national publications such as The Wall Street Journal and USA Today and with magazines, television, radio and other media. Based on recent data provided by Competitive Media Reporting, Inc., an independent agency that measures advertising sales volume and estimates advertising revenue, and The Times's internal analysis, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area. The Regional Newspapers and the International Herald Tribune compete with a variety of other advertising media in their respective markets.

      The Globe competes with other daily, weekly and national newspapers distributed in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday). The Globe also competes with other communications media, such as direct mail, magazines, radio and television (including cable television). Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc., for the 12-month period ending December 28, 1997, The Globe ranked first in advertising inches among all newspapers published in Boston and New England.

      The magazines published by the Company compete directly with other golfing publications as well as with general interest magazines and other media, primarily broadcast and cable television.

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

      Malbaie and Madison are in a highly competitive industry.

                                    EMPLOYEES

      As of December 28, 1997, the Company had approximately 13,100 full-time equivalent employees.

                      The Times                      5,000
                      The Globe                      3,200
                      Regional Newspapers            3,400
                      Broadcast Group                  900
                      Magazine Group                   300
                      Corporate                        300
                                                    ------
                      Total Company                 13,100
                                                    ======

LABOR RELATIONS

      Approximately 3,800 full-time equivalent employees of The Times and City & Suburban are represented by 16 unions.

      The Times has collective bargaining agreements effective through March 30, 2000, with all of its production unions, except for the New York Newspaper Printing Pressmen's Union (which contract expires on March 30, 2005, and covers approximately 450 employees), and with all of its non-production unions, except for the Newspaper Guild of New York (which contract expires on March 30, 2003, and covers approximately 1,500 employees), the International Brotherhood of Electricians (which contract expires on March 30, 1999, and covers approximately five employees) and the International Union of Operating Engineers. (One of this non-production union's contracts with The Times, covering approximately 20 employees, expired in mid-1996; the parties are continuing to negotiate a successor contract).

      City & Suburban has collective bargaining agreements effective through March 30, 2000, with its sole production union and with two of its three non-production unions. City & Suburban's contract with the United Auto Workers (covering approximately 10 employees in this non-production union) expired in May 1995; the parties are continuing to negotiate a successor contract.

      The Times has agreements with four of its unions (covering approximately 2,400 employees) on a wage package for the period beginning March 31, 1996, and ending March 30, 2000, except for the Newspaper Guild of New York agreement, which ends on March 30, 2003. City & Suburban reached agreements with two of its unions (covering approximately 25 employees) on a wage package for the period beginning March 31, 1996, and ending March 30, 2000. Wage packages covering the same period with the other unions representing production and non-production employees at The Times and City & Suburban (approximately 950 employees) are being negotiated. If such negotiations are not successful, the wage packages will be submitted to binding arbitration for resolution.

      Approximately 2,100 full-time equivalent employees of The Globe and its subsidiaries are represented by 12 unions. On December 28, 1997, The Globe's labor agreement with The Boston Globe Employees Association, an affiliate of The Newspaper Guild representing non-production employees, expired. Negotiations have commenced and The Globe expects them to be completed in 1998. Negotiations continue with one production union whose contract expired in December 31, 1995. The Globe expects to conclude these negotiations in 1998 as well. In late December 1997, The Globe concluded its negotiations with Boston Typographical Union No. 13 (representing composing room employees) for a new 10-year agreement, effective January 1, 1997, through December 31, 2006. Nine other production unions have contracts that continue to be in effect with expiration dates ranging from December 31, 1998, to December 31, 2001.

      The Company cannot predict the timing or the outcome of the various negotiations described above.

      Three other entities owned by the Company (The Press Democrat, WQXR and WQEW) also have collective bargaining agreements covering certain of their employees.

Item 2. Properties.

      The Times: The Company owns its headquarters at 229 West 43d Street, New York, New York. The building has 15 stories and approximately 714,000 square feet of floor space and serves as a publishing facility for The Times. A renovation of The Times's newsroom, commenced in 1995, is expected to be complete by 1999. The renovation was designed to give The Times necessary additional space and an enhanced electrical infrastructure.

      The Company has two modern printing facilities: one in Edison, New Jersey, and the other in College Point, Queens. The Edison facility, a 1,300,000 square foot production and distribution facility, is occupied pursuant to a long-term lease with renewal and purchase options. The Edison plant began producing newspapers in 1992. The College Point facility is a 515,000 square foot printing and distribution plant which commenced operations in the middle of 1997. The Company is leasing the 31-acre site in College Point and has the option to purchase the property at any time prior to the end of the lease in 2019. These two facilities provide a number of benefits, including later deadlines, increased color in the daily paper, increased flexibility in paging and sectioning the paper and daily advertising inserts.

      In 1997, the Company completed the sale of a former production facility in Carlstadt, New Jersey.

      The Globe owns its printing plants in Boston (652,000 square feet) and Billerica (290,000 square feet), Massachusetts, as well as its Sunday pre-print storage, inserting and packaging plant in Westwood, Massachusetts (115,000 square feet). The Globe and its subsidiaries own or lease office and other facilities that are suitable and adequate for their current activities.

      The Regional Newspapers own their printing facilities (in the aggregate, 670,000 square feet). The Company's Regional Newspapers, magazines, broadcast stations and information businesses own or lease office facilities that are suitable and adequate for their current activities. A new color printing facility was completed in 1997 at The Ledger in Lakeland, Florida.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

  Not applicable.

      Executive Officers of the Registrant

                                   Employed By          Position(s) As Of
Name                        Age  Registrant Since       February 27, 1998
--------------------------  ---  ----------------  -----------------------------
Corporate Officers

Arthur O. Sulzberger, Jr...  46      1978          Chairman (since 1997) and
                                                     Publisher of The Times
                                                     (since 1992)

Russell T. Lewis...........  50      1966(1)       President (since 1996) and
                                                     Chief Executive Officer
                                                     (since 1997); Chief
                                                     Operating Officer (1996 to
                                                     1997); President and
                                                     General Manager of The
                                                     Times (1993 to 1996);
                                                     Deputy General Manager of
                                                     The Times (1991 to 1993)

Michael Golden.............  48      1984          Vice Chairman and Senior Vice
                                                     President (since 1997);
                                                     Vice President, Operations
                                                     Development (1996 to 1997);
                                                     Executive Vice President,
                                                     Sports/Leisure Magazines
                                                     and Publisher of Tennis
                                                     (1994 to 1995); Executive
                                                     Vice President and General
                                                     Manager of Women's
                                                     Magazines (1991 to 1994)

Cynthia H. Augustine.......  40      1986(2)       Senior Vice President (since
                                                     1998), Human Resources;
                                                     Partner of Sabin, Bermant
                                                     and Gould LLP (1994 to
                                                     1998); Of Counsel, Sabin,
                                                     Bermant and Gould LLP (1993
                                                     to 1994); Attorney at the
                                                     Company (1986 to 1993)

Diane P. Baker.............  43      1995          Senior Vice President and
                                                     Chief Financial Officer
                                                     (since 1995); Treasurer
                                                     (1996 to 1997); Group
                                                     Senior Vice
                                                     President--Chief Financial
                                                     Officer of R.H. Macy & Co.,
                                                     Inc. ("Macy's") (1993 to
                                                     1995); Senior Vice
                                                     President--Finance and
                                                     Chief Financial Officer of
                                                     Macy's (1990 to 1993)

Katharine P. Darrow........  54      1970(3)       Senior Vice President (since
                                                     1993), Broadcasting (since
                                                     1993), Real Estate (since
                                                     1993), Corporate
                                                     Communications (1996 to
                                                     1997), Corporate
                                                     Development and Human
                                                     Resources (1993 to 1996);
                                                     Vice Chairman, The
                                                     International Herald
                                                     Tribune S.A.S. (since
                                                     1996); Vice President (1988
                                                     to 1993), Broadcasting/
                                                     Information Services and
                                                     Corporate Development

Leonard P. Forman..........  52      1974(4)       Senior Vice President (since
                                                     1996), Corporate
                                                     Development, New Ventures
                                                     and Electronic Businesses;
                                                     President and Chief
                                                     Executive Officer of
                                                     Nynex/Newsday electronic
                                                     service joint venture
                                                     (1995); Chief Operating
                                                     Officer of the Newspaper
                                                     Association of America
                                                     (1992 to 1994)

John M. O'Brien............  55      1960          Senior Vice President (since
                                                     1996), Operations;
                                                     Executive Vice President
                                                     (1992 to 1996) and Deputy
                                                     General Manager (1991 to
                                                     1996) of The Times

Solomon B. Watson IV.......  53      1974          Senior Vice President (since
                                                     1996); Vice President (1990
                                                     to 1996); General Counsel
                                                     (since 1989)

----------
(1)   Mr. Lewis left the Company in 1973 and returned in 1977.
(2)   Ms. Augustine left the Company in 1993 and returned in 1998.
(3)   Mrs. Darrow left the Company in 1971 and returned in 1973.
(4)   Mr. Forman left the Company in 1986 and returned in 1996.

                                   Employed By          Position(s) As Of
Name                        Age  Registrant Since       February 27, 1998
--------------------------  ---  ----------------  -----------------------------
Laura J. Corwin............  52      1980          Vice President (since 1997);
                                                     Secretary (since 1989) and
                                                     Corporate Counsel (1993 to
                                                     1997)

Stuart Stoller.............  42      1996          Vice President and Corporate
                                                     Controller (since 1996);
                                                     Controller of Coopers and
                                                     Lybrand L.L.P. (1995);
                                                     Senior Vice
                                                     President--Control and
                                                     Accounting of Macy's (1993
                                                     to 1995); Group Vice
                                                     President--Control and
                                                     Accounting of Macy's (1991
                                                     to 1993)

Ellen Taus.................  39      1996          Treasurer (since 1997);
                                                     Assistant Treasurer (1996
                                                     to 1997); Independent
                                                     Financial and Transition
                                                     Consultant (1994 to 1996);
                                                     Vice President--Corporate
                                                     Finance of Macy's (1992 to
                                                     1994)

Operating Unit Executives

James W. FitzGerald........  59      1968          President, The New York Times
                                                     Company Magazine Group,
                                                     Inc. (since 1985)

Stephen Golden.............  50      1967(1)       Vice President, Forest
                                                     Products, Health, Safety
                                                     and Environmental Affairs
                                                     (since 1992); President of
                                                     the Company's Forest
                                                     Products Group (since 1994)

C. Frank Roberts...........  54      1970          Vice President, Broadcasting
                                                     (since 1986); President,
                                                     The New York Times Company
                                                     Broadcast Group (since
                                                     1985)

William O. Taylor..........  65      1993          Chairman and Chief Executive
                                                     Officer of Globe Newspaper
                                                     Company (since 1982);
                                                     Director (since 1993);
                                                     Publisher of The Boston
                                                     Globe (1978 to 1997)

James C. Weeks.............  55      1971          President, The New York Times
                                                     Company Regional Newspaper
                                                     Group (since 1993);
                                                     Executive Vice President,
                                                     Operations, Regional
                                                     Newspaper Group (1988 to
                                                     1993)

----------
(1)   Mr. Golden left the Company in 1969 and returned in 1974.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

      The information required by this item appears at page F-31 of this Form 10-K.

Item 6. Selected Financial Data.

      The information required by this item appears at page F-1 of this Form
10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The information required by this item appears at pages F-4 to F-11 of this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

      The information required by this item appears at pages F-2, F-3, pages F-12 to F-30 and page F-32 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 and pages 9 to 13 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

      The information required by this item is incorporated by reference to pages 15 to 19, but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this item is incorporated by reference to pages 1 to 8 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

      The information required by this item is incorporated by reference to page 13 and pages 16 to 19, but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of this report

      (1) Financial Statements and Supplemental Schedules

            (a) The consolidated financial statements of the Company are filed as part of this Form 10-K and are set forth on pages F-2, F-3 and F-12 to F-30. The report of Deloitte & Touche LLP, Independent Public Accountants, dated January 30, 1998, is set forth on page F-31 of this Form 10-K.

            (b) The following additional consolidated financial information is filed as part of this Form 10-K and should be read in conjunction with the consolidated financial statements set forth on pages F-2, F-3 and F-12 to F-30. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the consolidated financial statements at the aforementioned pages.

                                                                         Page
                                                                         ----

        Independent Auditors' Consent................................ Exhibit 23

        Consolidated Schedules for the Three Years Ended
           December 28, 1997: II--Valuation and Qualifying Accounts..    S-1

            Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

      (2) Exhibits

            (2.1) Agreement and Plan of Merger dated as of June 11, 1993, as amended by the First Amendment dated as of August 12, 1993, by and among the Company, Sphere, Inc. and Affiliated Publications, Inc. ("API") (filed as Exhibit 2 to the Form S-4 Registration Statement, Registration No. 33-50043, on August 23, 1993, and included as Annex I to the Joint Proxy Statement/Prospectus included in such Registration Statement (schedules omitted--the Company agrees to furnish a copy of any schedule to the Securities and Exchange Commission upon request), and incorporated by reference herein).

            (3.1) Certificate of Incorporation as amended by the Class A and Class B stockholders and as restated on September 29, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

            (3.2) By-laws as amended through February 19, 1998.

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

            (10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through February 19, 1998.

            (10.3) The Company's 1991 Executive Cash Bonus Plan, as amended through September 19, 1996 (filed as an Exhibit to the Company's 10-Q dated November 12, 1996, and incorporated by reference herein).

            (10.4) The Company's Non-Employee Directors' Stock Option Plan, as amended through February 19, 1998.

            (10.5) The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 11, 1996, and incorporated by reference herein).

            (10.6) Amendment No. 1, dated May 1, 1997, to the Company's Supplemental Executive Retirement Plan (filed as an Exhibit to the Company's Form 10-Q dated March 30, 1997, and incorporated by reference herein).

            (10.7) Lease (short form) between the Company and Z Edison Limited Partnership dated April 8, 1987 (filed as an Exhibit to the Company's Form 10-K dated March 27, 1988, and incorporated by reference herein).

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

            (10.16) API's Supplemental Executive Retirement Plan, as amended effective December 17, 1996.

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

            (10.19) The Company's Deferred Executive Compensation Plan.

            (10.20) The New York Times Designated Employees Deferred Earnings Plan.

            (10.21) The Company's Non-Employee Directors Deferral Plan (filed as an Exhibit to the Company's Form 10-Q dated November 12, 1997, and incorporated by reference herein).

            (21) Subsidiaries of the Company.

            (23) Consent of Deloitte & Touche LLP.

            (27) Financial Data Schedules.

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the fiscal year ended December 28, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 1998

                              (Registrant)

                              THE NEW YORK TIMES COMPANY


                              By:         /S/ LAURA J. CORWIN
                                   ---------------------------------------------
                                   Laura J. Corwin, Vice President and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Title                           Date
        ---------                       -----                           ----

 ARTHUR OCHS SULZBERGER      Chairman Emeritus, Director           March 2, 1998

ARTHUR O. SULZBERGER, JR.    Chairman, Director (Principal         March 2, 1998
                               Executive Officer)

    RUSSELL T. LEWIS         Chief Executive Officer,              March 2, 1998
                               President and Director

     MICHAEL GOLDEN          Vice Chairman, Senior Vice            March 2, 1998
                               President and Director

      JOHN F. AKERS          Director                              March 2, 1998

     DIANE P. BAKER          Senior Vice President and             March 2, 1998
                               Chief Financial Officer
                               (Principal Financial Officer)

     RICHARD L. GELB         Director                              March 2, 1998

A. LEON HIGGINBOTHAM, JR.    Director                              March 2, 1998

    RUTH S. HOLMBERG         Director                              March 2, 1998

   ROBERT A. LAWRENCE        Director                              March 2, 1998

    GEORGE B. MUNROE         Director                              March 2, 1998

   CHARLES H. PRICE II       Director                              March 2, 1998

     GEORGE L. SHINN         Director                              March 2, 1998

    DONALD M. STEWART        Director                              March 2, 1998

     STUART STOLLER          Vice President, Corporate             March 2, 1998
                               Controller (Principal
                               Accounting Officer)

  JUDITH P. SULZBERGER       Director                              March 2, 1998

    WILLIAM O. TAYLOR        Director                              March 2, 1998

                                    Appendix

                              1997 Financial Report

                           THE NEW YORK TIMES COMPANY

                     1997 Consolidated Financial Statements

--------------------------------------------------------------------------------
Contents                                                                   Page
--------------------------------------------------------------------------------
Financial Highlights                                                        F-1
Segment Information                                                         F-2
Management's Discussion and Analysis                                        F-4
Consolidated Statements of Income                                           F-12
Consolidated Balance Sheets                                                 F-13
Consolidated Statements of Cash Flows                                       F-15
Consolidated Statements of Stockholders' Equity                             F-17
Notes to Consolidated Financial Statements                                  F-18
Independent Auditors' Report                                                F-31
Management's Responsibilities Report                                        F-31
Market Information                                                          F-31
Quarterly Information                                                       F-32
Ten-Year Supplemental Financial Data                                        F-33

FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share data                                    Years Ended
                                                 -------------------------------------------------------------------------
                                                 December 28,       December 29,                   December 31,
                                                 ------------       ------------       -----------------------------------
                                                        1997               1996          1995          1994           1993
--------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
Revenues                                          $2,866,418         $2,628,271    $2,428,124    $2,396,517     $2,057,370
Operating profit                                     455,102            173,280       232,749       210,899        126,028
Income before income taxes                           437,365            197,909       233,839       388,736         48,108
Net income                                           262,301             84,534       135,860       213,349          6,123
--------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Property, plant and equipment - net                1,366,931          1,358,029     1,266,609     1,158,751      1,112,024
Total assets                                       3,639,018          3,539,871     3,389,704     3,137,631      3,215,204
Long-term debt and capital lease obligations         535,428            636,632       637,873       523,196        460,063
Common stockholders' equity                        1,728,062          1,623,379     1,610,349     1,543,539      1,598,883
--------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Basic earnings                                          2.72                .87          1.40          2.05            .07
Diluted earnings                                        2.66                .86          1.39          2.04            .07
Dividends                                                .64                .57           .56           .56            .56
Common stockholders' equity (end of year)              17.90              16.69         16.50         15.71          14.96
--------------------------------------------------------------------------------------------------------------------------
KEY RATIOS (See notes below)
Operating profit to revenues                             16%                11%           10%            9%             6%
Return on average stockholders' equity                   15%                10%            8%            7%              -
Return on average total assets                            7%                 5%            4%            3%              -
Long-term debt and capital lease obligations
  to total capitalization                                24%                28%           28%           25%            22%
Current assets to current liabilities                    .88                .74           .92           .92            .89
--------------------------------------------------------------------------------------------------------------------------
EMPLOYEES                                             13,100             12,800        12,300        12,800         13,000
--------------------------------------------------------------------------------------------------------------------------

All earnings per share amounts for special items below are the same for basic and diluted earnings per share unless otherwise noted.

The following transactions are NOT reflected in the respective year income amounts used in the applicable key ratio calculations presented above:

In 1997, the Company recorded an $18.0 million favorable tax adjustment ($.19 basic earnings per share, $.18 diluted earnings per share) resulting from the completion of the Company's federal income tax audits for periods through 1992. In addition, the Company recorded aggregate pre-tax gains totaling $10.4 million ($5.7 million after taxes or $.06 per share) from the sale of the assets of its tennis, sailing and ski businesses and certain small properties, net of the exit costs associated with the shutdown of a golf-related business (see Note 2 of Notes to the consolidated financial statements). The Company also recorded a $10.1 million pre-tax noncash charge ($5.7 million after taxes or $.06 per share) relating to the adoption of Emerging Issues Task Force Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation ("EITF 97-13") (see Note 3 of Notes to the consolidated financial statements).

In 1996, the Company recorded a $126.8 million pre-tax noncash charge ($94.5 million after taxes or $.97 basic earnings per share, $.96 diluted earnings per share) relating to Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121 charge") (see Note 4 of Notes to the consolidated financial statements). The Company also recorded pre-tax gains totaling $32.8 million ($17.5 million after taxes or $.18 per share) from the sale of a building and the realization of a gain contingency from the disposition of a paper mill in a prior year (see Note 2 of Notes to the consolidated financial statements).

In 1995, the Company sold small regional newspapers (see Note 2 of Notes to the consolidated financial statements). The sales resulted in a pre-tax gain of approximately $11.3 million ($5.0 million after taxes or $.05 per share).

In 1994, the Company sold its Women's Magazines Division and U.K. golf publications, and divested a minority interest in a Canadian paper mill, which resulted in a net pre-tax gain of approximately $200.9 million ($103.3 million after taxes or $.99 per share).

For 1993, return on average stockholders' equity and return on average total assets are less than 1% due to several factors (see F-33) which lowered net income for the year. Amounts for 1997 through 1993 include The Boston Globe since its acquisition on October 1, 1993.

SEGMENT INFORMATION

The Company has classified its business   Magazine Group: Three golf-related
into the following segments and equity    publications and related activities in
interests:                                the golf field, and New Ventures, such
                                          as on-line magazine services.

Newspaper Group: The New York Times       Broadcast Group: Eight
("The Times"), The Boston Globe ("The     network-affiliated television
Globe"), 21 regional newspapers,          stations and two radio stations.
newspaper distributors, a news service,
a features syndicate, TimesFax,           Joint Ventures: Equity ownership
licensing operations of The New York      interests in a newsprint mill, a
Times databases/microfilm and New         supercalendered paper mill, a one-half
Ventures. New Ventures include, among     interest in the International Herald
other things, projects developed in       Tribune S.A.S., and a new venture. The
electronic media.                         new venture ceased operations in
                                          December 1996.

-------------------------------------------------------------------------------
Dollars in thousands                                  Years Ended
                                       ----------------------------------------
                                       December 28,  December 29,   December 31,
                                              1997          1996           1995
-------------------------------------------------------------------------------
REVENUES
Newspapers                              $ 2,557,080   $ 2,348,592   $ 2,180,077
Magazines                                   164,832       161,071       162,941
Broadcast                                   144,506       118,608        85,106
-------------------------------------------------------------------------------
Total                                   $ 2,866,418   $ 2,628,271   $ 2,428,124
-------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Newspapers                              $   434,057   $   179,611   $   212,634
Magazines                                    28,332        24,778        28,741
Broadcast                                    39,368        30,596        18,943
Unallocated corporate expenses              (46,655)      (61,705)      (27,569)
-------------------------------------------------------------------------------
Total                                       455,102       173,280       232,749
Income from Joint Ventures                   13,990        18,223        15,029
Interest expense, net                        42,115        26,430        25,230
Net gain on dispositions of assets           10,388        32,836        11,291
-------------------------------------------------------------------------------
Income before income taxes                  437,365       197,909       233,839
Income taxes                                175,064       113,375        97,979
-------------------------------------------------------------------------------
NET INCOME                              $   262,301   $    84,534   $   135,860
-------------------------------------------------------------------------------

See Notes to the consolidated financial statements.

Newspaper Group operating profit for 1997, 1996 and 1995 includes charges of $7.5 million, $31.9 million and $8.5 million, respectively, for costs related to work force reductions ("buyouts"). The 1996 Broadcast Group operating profit includes a charge of $0.3 million for buyouts.

The 1996 Newspaper Group and Magazine Group operating profits include $125.7 million and $1.1 million, respectively, of the noncash SFAS 121 charge (see Note 4 of Notes to the consolidated financial statements).

Magazine Group amounts include the amortization of the income relating to a $40.0 million non-compete agreement, associated with the disposition of the Women's Magazines Division, which is being recognized straight-line over four years. Amortization of this income was $10.0 million in each of 1997, 1996 and 1995.

Broadcast Group amounts for 1996 and 1995 were affected by the acquisitions of new television stations (see Note 2 of Notes to the consolidated financial statements).

Unallocated corporate expenses for 1997, 1996 and 1995 include charges of $1.0 million, $11.9 million, and $1.6 million, respectively, for buyouts. Unallocated corporate expenses for 1997 also include a $10.1 million noncash charge related to the adoption of EITF 97-13 (see Note 3 of Notes to the consolidated financial statements).

SEGMENT INFORMATION
-------------------------------------------------------------------------------
Dollars in thousands                                 Years Ended
                                       ----------------------------------------
                                       December 28,  December 29,  December 31,
                                              1997          1996          1995
-------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
Newspapers                             $   160,192   $   138,630   $   132,884
Magazines                                   (7,330)       (7,320)       (7,000)
Broadcast                                   17,919        14,161         8,527
Corporate                                    2,761         2,022         1,151
Investment in Joint Ventures                   355           384           380
-------------------------------------------------------------------------------
Total                                  $   173,897   $   147,877   $   135,942
-------------------------------------------------------------------------------
CAPITAL EXPENDITURES
Newspapers                             $   117,346   $   179,762   $   196,096
Magazines                                    3,205         2,554           736
Broadcast                                    7,225         4,438         4,093
Corporate                                   32,392        20,080        11,130
-------------------------------------------------------------------------------
Total                                  $   160,168   $   206,834   $   212,055
-------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Newspapers                             $ 2,711,180   $ 2,733,243   $ 2,805,061
Magazines                                   56,236        92,632        89,731
Broadcast                                  409,742       406,053       174,363
Corporate                                  327,510       170,688       191,343
Investment in Joint Ventures               134,350       137,255       129,206
-------------------------------------------------------------------------------
Total                                  $ 3,639,018   $ 3,539,871   $ 3,389,704
-------------------------------------------------------------------------------

See Notes to the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
OVERVIEW

Advertising and circulation revenues accounted for approximately 70% and 23%, respectively, of the Company's revenues in 1997. Other revenues primarily included newspaper wholesaler distribution operations and database royalties.

      Newsprint is the major component of the Company's cost of raw materials. Newsprint prices fell dramatically throughout 1996 from the historic highs of 1995. Although newsprint prices increased in 1997 and the Company's cost of newsprint was higher in the fourth quarter of 1997 than in the comparable 1996 quarter, the annual cost of newsprint for 1997 was significantly lower than 1996. Newsprint prices are expected to drift upward in 1998, but they are not expected to be as volatile as in the last few years.

      In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128"), which is effective for fiscal periods ending after December 15, 1997. SFAS 128 replaced primary earnings per share ("EPS") with basic EPS and fully diluted EPS with diluted EPS. SFAS 128 also required previously reported earnings per share to be restated. Earnings per share amounts presented in the following Management's Discussion and Analysis are in accordance with the new accounting pronouncement. All earnings per share amounts are also the same for basic and diluted earnings per share unless otherwise noted.

RESULTS OF OPERATIONS: 1997 COMPARED WITH 1996

In 1997, the Company reported net income of $262.3 million or $2.72 basic earnings per share ($2.66 diluted earnings per share), compared with $84.5 million or $.87 basic earnings per share ($.86 diluted earnings per share), in 1996. Net income in fiscal 1996 was reduced by a noncash accounting charge of $94.5 million or $.97 basic earnings per share ($.96 diluted earnings per share) (see special items described below).

      Exclusive of the special items described below, net income for 1997 increased 34% to $249.0 million, or $2.58 basic earnings per share ($2.53 diluted earnings per share), from net income for 1996 of $185.9 million, or $1.91 basic earnings per share ($1.89 diluted earnings per share).

      The increase in 1997 net income was primarily a result of higher advertising revenues, lower cost of newsprint for the majority of the year in the Newspaper Group, and the continuing strong performance of KFOR-TV, Oklahoma City, Okla., and WHO-TV, Des Moines, Iowa, both acquired in July 1996, in the Broadcast Group.

      Earnings for 1997 were affected by the following special items:

      - $18.0 million favorable tax adjustment ($.19 basic earnings per share, $.18 diluted earnings per share) resulting from the completion of the Company's federal income tax audits for periods through 1992 ("favorable tax adjustment").

      - $10.4 million aggregate pre-tax gain ($.06 per share) resulting from the sale of the assets of the tennis, sailing and ski businesses and certain small properties, net of the exit costs associated with the shutdown of a golf-related business.

      - $10.1 million pre-tax charge ($.06 per share) resulting from a noncash charge relating to the adoption of Emerging Issues Task Force Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation ("EITF 97-13 charge").

      - $8.5 million pre-tax charge ($.05 per share) for severance and related costs resulting from work force reductions ("buyouts").

      Earnings for 1996 were affected by the following special items:

      - $126.8 million pre-tax charge ($.97 basic earnings per share, $.96 diluted earnings per share) resulting from a noncash charge relating to SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121 charge").

      -     $44.1 million pre-tax charge ($.25 per share) for buyouts.

      - $25.1 million pre-tax gain ($.14 per share) resulting from the realization of a gain contingency from the disposition of a paper mill in a prior year ("paper mill gain realization").

      - $7.8 million pre-tax gain ($.04 per share) from the sale of the Company's 110 Fifth Avenue building ("sale of a building").

      Consolidated revenues for 1997 were $2.87 billion, an increase of 9.1% over revenues of $2.63 billion in 1996. On a comparable basis, adjusted for the acquisitions/dispositions of certain properties, 1997 revenues increased by approximately 7% over 1996. The increase in revenues on a comparable basis was primarily due to higher advertising revenues at the Newspaper Group as a result of higher rates and volume.

      Production costs for 1997 increased 3.8% to $1.41 billion from $1.36 billion in 1996. The increase was primarily due to higher salary and payroll-related costs and depreciation expenses associated with new production facilities, partially offset by a lower cost of newsprint during the majority of the year.

      Selling, general and administrative expenses ("SGA expenses") for 1997 increased 3.3% to $999.1 million from $967.1 million in 1996. SGA expenses for 1997, exclusive of buyouts and the EITF 97-13 charge (see Note 3 of Notes to the consolidated financial statements), increased 6.2% to $980.5 from $923.0 million in 1996, exclusive of buyouts.

--------------------------------------------------------------------------------

      The impairment loss in 1996 is related to the SFAS 121 charge of $126.8 million (see Note 4 of Notes to the consolidated financial statements).

      Operating profit for 1997 rose to $455.1 million from $173.3 million in 1996. Operating profit for 1997, exclusive of buyouts and the EITF 97-13 charge, rose to $473.7 million from $344.2 million in 1996, exclusive of the SFAS 121 charge and buyouts. The improvement in operating profit was principally attributable to higher advertising revenues and a lower cost of newsprint for the majority of the year in the Newspaper Group, and to the continuing strong performance of KFOR-TV and WHO-TV.

      The Company's earnings for the year before interest, income taxes, depreciation and amortization ("EBITDA") for 1997 rose to $653.4 million from $372.2 million in 1996. EBITDA for 1997, excluding gains on dispositions, exit costs associated with the shutdown of a golf-related business and the EITF 97-13 charge, was $653.1 million compared with $466.1 million in 1996, excluding the SFAS 121 charge and gains on dispositions.

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

      In 1997, Interest expense, net increased to $42.1 million from $26.4 million in 1996. The increase was primarily a result of lower capitalization of interest expense associated with construction. Interest income and capitalized interest included in the amounts presented were $8.3 million in 1997 compared with $23.9 million in 1996.

      Net gains on dispositions were $10.4 million in 1997 compared with $32.8 million in 1996. The 1997 results include the sale of the assets of the tennis, sailing and ski businesses and certain small properties, net of the exit costs associated with the shutdown of a golf-related business (see special items described above). The 1996 results include the paper mill gain realization and the sale of a building (see special items described above).

      The Company's annual effective tax rate was 44.1% in 1997 compared with 44.7% in 1996. The 1997 and 1996 effective tax rates exclude the favorable tax adjustment, taxes associated with disposition of assets and the SFAS 121 charge where appropriate. The effective tax rate change was primarily attributable to non-taxable items.

      The following discussion provides additional information with respect to the Company's traditional operations and new ventures:

NEWSPAPER GROUP: The Times, The Globe, 21 regional newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of The New York Times databases/microfilm and New Ventures. New Ventures include, among other things, projects developed in electronic media.

-----------------------------------------------------------------------------
(Dollars in thousands)                              1997                 1996
-----------------------------------------------------------------------------
REVENUES
Newspapers                                    $2,541,262           $2,340,029
New Ventures                                      15,818                8,563
-----------------------------------------------------------------------------
Total Revenues                                $2,557,080           $2,348,592
-----------------------------------------------------------------------------
EBITDA
Newspapers                                    $  600,581           $  454,944
New Ventures                                      (6,332)             (11,011)
----------------------------------------------------------------------------
Total EBITDA                                  $  594,249           $  443,933
----------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Newspapers                                    $  441,396           $  195,176
New Ventures                                      (7,339)             (15,565)
----------------------------------------------------------------------------
Total Operating Profit                        $  434,057           $  179,611
-----------------------------------------------------------------------------

      The Newspaper Group's operating profit for 1997, excluding buyouts, rose to $441.6 million from $337.2 million in 1996, excluding the SFAS 121 charge and buyouts, on revenues of $2.6 billion and $2.3 billion, respectively. The 8.9% increase in revenues for the year was primarily due to higher advertising as a result of higher rates and volume. Other revenue increased 25.5% in 1997 due to the expanded wholesale newspaper delivery operations of The Times. Operating profit for the year included a favorable 15% decrease in the cost of newsprint compared to 1996, exclusive of LIFO adjustments.

      Advertising volume on a comparable basis for the year was as follows:

-----------------------------------------------------------------------------
(Inches in thousands)                                   1997        % Change
-----------------------------------------------------------------------------
ADVERTISING VOLUME
  (excluding preprints)
The New York Times                                    3,943.3           4.6%
The Boston Globe                                      3,009.9           3.1%
Regional Newspapers                                  15,659.8           0.4%
------------------------------------------- ---------------------------------

     Advertising volume at The Times increased 4.6% in 1997 over 1996. The national, classified and zoned categories increased 8.2%, 5.8% and 3.4%, respectively, while the retail category decreased 2.2%. Preprint distribution in 1997 improved 7.3% over 1996.

     Advertising volume at The Globe increased 3.1% in 1997 over 1996. The national and classified categories increased 8.4% and 6.1%, respectively, the zoned category remained flat and the retail category decreased 4.6%. Preprint distribution in 1997 improved 6.2% over 1996.

     Advertising volume at the Regional Newspapers increased 0.4% in 1997 over 1996. The national and classified categories increased 14.4% and 2.0%, respectively, while the retail and legal categories decreased 1.1% and 5.1%, respectively. Preprint distribution in 1997 improved 9.3% over 1996.

-------------------------------------------------------------------------------

     Average circulation of daily newspapers on a comparable basis for the year was as follows:

-------------------------------------------------------------------------
                                   Weekday                  Sunday
-------------------------------------------------------------------------
(Copies in thousands)           1997      % Change      1997     % Change
-------------------------------------------------------------------------
AVERAGE CIRCULATION
The New York Times           1,089.6       (1.2%)    1,651.3       (1.7%)
The Boston Globe               474.8        0.6%       755.2       (1.0%)
Regional Newspapers            733.4        0.5%       788.7       (0.1%)
-------------------------------------------------------------------------

      The average circulation decline for the year at The Times and on Sunday at The Globe and the Regional Newspapers is partly attributable to increases in newsstand and home delivery prices and a decrease in distribution to selected outlying areas. To increase circulation, The Times is investing in a national image campaign, adding new products and sections and has also entered into approximately 63 home delivery distribution arrangements to expand national circulation. In addition, the Company has added new products and sections, and made improvements in delivery service at The Globe and the Regional Newspapers. The benefit of these programs began to be realized in the latter part of 1997.

Magazine Group: The Magazine Group is comprised of three golf-related publications and related activities in the golf field, and New Ventures, such as on-line magazine services.

      The revenues for the Group include a $40.0 million non-compete agreement associated with the divestiture of the Women's Magazine Division, which is being recognized on a straight-line basis over four years ending in July 1998.

---------------------------------------------------------------------------
(Dollars in thousands)                             1997                1996
---------------------------------------------------------------------------
REVENUES
Magazines                                      $152,676            $150,033
Non-Compete                                      10,000              10,000
New Ventures                                      2,156               1,038
---------------------------------------------------------------------------
Total Revenues                                 $164,832            $161,071
---------------------------------------------------------------------------
EBITDA
Magazines                                      $ 28,131            $ 25,555
New Ventures                                     (7,129)             (7,026)
---------------------------------------------------------------------------
Total EBITDA                                   $ 21,002            $ 18,529
---------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Magazines                                      $ 26,354            $ 22,537
Non-Compete                                      10,000              10,000
New Ventures                                     (8,022)             (7,759)
---------------------------------------------------------------------------
Total Operating Profit                         $ 28,332            $ 24,778
---------------------------------------------------------------------------

      The Magazine Group's operating profit for 1997 was $28.3 million compared with $25.8 million in 1996, excluding the SFAS 121 charge, on revenues of $164.8 million and $161.1 million, respectively. The improvement in operating profit was primarily related to higher advertising revenues as a result of increased advertising pages at the golf-related publications. Advertising pages for Golf Digest, as reported to Publisher's Information Bureau, increased 9.3% to 1,369 pages in 1997.

      New Venture losses were primarily attributable to the operations of a tee time reservation system. The Company decided to exit this business in the fourth quarter of 1997. In November 1997, the Company completed the sale of the assets of its tennis, sailing and ski magazine businesses (see Note 2 of Notes to the consolidated financial statements). The Magazine Group's 1997 results include eleven months of results of the sold magazine businesses.

BROADCAST GROUP: The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

---------------------------------------------------------------------------
(Dollars in thousands)                             1997                1996
---------------------------------------------------------------------------
REVENUES                                       $144,506            $118,608
---------------------------------------------------------------------------
EBITDA                                         $ 57,287            $ 44,757
---------------------------------------------------------------------------
OPERATING PROFIT                               $ 39,368            $ 30,596
---------------------------------------------------------------------------

      The Broadcast Group's operating profit was $39.4 million in 1997 compared with $30.9 million in 1996, excluding buyouts, on revenues of $144.5 million and $118.6 million, respectively.

      The revenue and operating profit increases were principally attributable to the strong performance of KFOR-TV and WHO-TV. These new stations, which were acquired in July 1996, contributed $12.7 million and $6.1 million of operating profit in 1997 and 1996, respectively.

JOINT VENTURES: Income from Joint Ventures decreased to $14.0 million in 1997 from $18.2 million in 1996. The decrease was primarily attributable to lower selling prices for paper from the mills in which the Company has investments, partially offset by the absence of a loss from a new venture, which ceased operations in December 1996.

RESULTS OF OPERATIONS: 1996 COMPARED WITH 1995

In 1996, the Company reported net income of $84.5 million or $.87 basic earnings per share ($.86 diluted earnings per share), compared with $135.9 million or $1.40 basic earnings per share ($1.39 diluted earnings per share), in 1995. Net income in fiscal 1996 was reduced by a noncash accounting charge of $94.5 million or $.97 basic earnings per share ($.96 diluted earnings per share) (see special items described below).

      Exclusive of the special items described below, net income for 1996 increased 36% to $185.9 million or $1.91 basic earnings per share ($1.89 diluted earnings per share), from net income for 1995 of $136.7 million, or $1.41 basic per share ($1.40 diluted earnings per share).

      The higher 1996 net income was principally due to improved operations in the Newspaper and Broadcast Groups and higher earnings from the Company's investments in paper mills.

      Earnings for 1996 were affected by the following special items:

            - $126.8 million pre-tax charge ($.97 basic earnings per share, $.96 diluted earnings per share) resulting from the SFAS 121 charge.

-------------------------------------------------------------------------------

            -     $44.1 million pre-tax charge ($.25 per share) for buyouts.

            - $25.1 million pre-tax gain ($.14 per share) resulting from the paper mill gain realization.

            - $7.8 million pre-tax gain ($.04 per share) from sale of a building.

      Earnings for 1995 were affected by the following special items:

            -     $10.1 million pre-tax charge ($.06 per share) for buyouts.

            - $11.3 million pre-tax gain ($.05 per share) resulting from the sale of six small regional newspapers ("sale of small newspapers").

      Consolidated revenues for 1996 were $2.63 billion, an increase of 8.2% over revenues of $2.43 billion in 1995. On a comparable basis, adjusted for acquisitions/dispositions of certain properties, 1996 revenues increased by approximately 8% in 1996 over 1995. The increase in revenues on a comparable basis was primarily due to higher advertising and circulation rates at the Newspaper Group.

      Production costs for 1996 increased 2.1% to $1.36 billion from $1.33 billion in 1995. The increase was due to higher salaries and benefits and increased depreciation expense associated with new equipment offset, in part, by lower newsprint and magazine paper expenses.

      SGA expenses for 1996 increased 12.2% to $967.1 million from $861.9 million in 1995. SGA expenses in 1996, exclusive of buyouts, increased 8.4% to $923.0 million from $851.8 million in 1995. The increase was primarily due to higher salaries and benefits, and increased amortization expense associated with new acquisitions.

      The impairment loss in 1996 is related to the SFAS 121 charge of $126.8 million (see Note 4 of Notes to the consolidated financial statements).

      Operating profit for 1996 decreased to $173.3 million from $232.7 million in 1995. Operating profit for 1996, excluding buyouts and the SFAS 121 charge,rose to $344.2 million from $242.8 million in 1995, excluding buyouts. The improvement in operating profit from the Newspaper and Broadcast Groups was partially offset by incremental corporate expenses associated with the Company's reengineering initiatives and higher net development losses in new ventures.

      The Company's EBITDA for 1996 decreased to $372.2 million from $395.0 million in 1995. EBITDA for 1996, excluding the SFAS 121 charge and gains on dispositions, rose to $466.1 million from $383.7 million in 1995, excluding a gain from a disposition.

      EBITDA is presented because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under GAAP. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

      In 1996, Interest expense, net increased to $26.4 million from $25.2 million in 1995. The increase net was a result of higher debt levels incurred for acquisitions partially offset by higher capitalization of interest expense associated with construction. Interest income and capitalized interest included in the amounts presented was $23.9 million in 1996 compared with $23.5 million in 1995.

      Net gains on dispositions were $32.8 million in 1996 and $11.3 million in 1995. The 1996 results include the paper mill gain realization and the sale of a building (see special items described above). The 1995 results include the sale of small newspapers (see special items described above).

      The Company's annual effective tax rate was 44.7% in 1996, exclusive of taxes associated with the gains and the SFAS 121 charge, as compared to 41.2% in 1995. The variation in the rate was primarily due to a favorable state tax ruling in 1995.

      The following discussion provides additional information with respect to the Company's traditional operations and new ventures:

NEWSPAPER GROUP:

---------------------------------------------------------------------------
(Dollars in thousands)                             1996                1995
---------------------------------------------------------------------------
REVENUES
Newspapers                                   $2,340,029          $2,179,120
New Ventures                                      8,563                 957
---------------------------------------------------------------------------
Total Revenues                               $2,348,592          $2,180,077
---------------------------------------------------------------------------
EBITDA
Newspapers                                   $  454,944          $  354,154
New Ventures                                    (11,011)             (8,636)
---------------------------------------------------------------------------
Total EBITDA                                 $  443,933          $  345,518
---------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Newspapers                                   $  195,176          $  221,685
New Ventures                                    (15,565)             (9,051)
---------------------------------------------------------------------------
Total Operating Profit                       $  179,611          $  212,634
---------------------------------------------------------------------------

      The Newspaper Group's operating profit for 1996, excluding buyouts and the SFAS 121 charge, rose to $337.2 million from $221.1 million in 1995, excluding buyouts, on revenues of $2.3 billion and $2.2 billion, respectively. The 7.7% increase in revenues for the year was primarily due to higher advertising and circulation revenues as a result of higher rates. Due to the higher rates, certain properties experienced softness in advertising and circulation volume. Other revenue increased 28.1% for the year as the Newspaper Group expanded its wholesale newspaper delivery operations. Operating profit for the year improved despite a 6.3% increase in the Group's average cost of newsprint, exclusive of a LIFO credit, over 1995.

      Advertising volume on a comparable basis for the year was as follows:

-------------------------------------------------------------------------
(Inches in thousands)                                   1996     % Change
-------------------------------------------------------------------------
ADVERTISING VOLUME
  (excluding preprints)
The New York Times                                   3,768.4        (1.1%)
The Boston Globe                                     2,918.8         0.7%
Regional Newspapers                                 15,560.6         0.2%
-------------------------------------------------------------------------

-------------------------------------------------------------------------------

      Advertising volume at The Times decreased 1.1% in 1996 over 1995. The zoned, retail and classified categories decreased 5.1%, 6.4%, and 0.2%, respectively, while national experienced an increase of 4.8%.

      Advertising volume at The Globe increased 0.7% in 1996 over 1995. Classified and zoned categories increased 6.9% and 0.1%, respectively, while the retail and national categories decreased 5.5% and 3.7%, respectively. Preprint distribution in 1996 decreased 4.8% over 1995.

      Advertising volume at the Regional Newspapers increased 0.2% in 1996 over 1995. Legal and classified categories increased 11.9% and 4.0%, respectively, while the retail and national categories decreased 3.5% and 1.2%, respectively. Preprint distribution in 1996 improved 1.5% over 1995.

      Average circulation of daily newspapers on a comparable basis for the year was as follows:

---------------------------------------------------------------------------
                                   Weekday                      Sunday
---------------------------------------------------------------------------
(Copies in thousands)           1996     % Change         1996     % Change
---------------------------------------------------------------------------
AVERAGE CIRCULATION
The New York Times           1,102.9       (1.6%)      1,680.5       (1.9%)
The Boston Globe               472.2       (5.1%)        762.7       (3.4%)
Regional Newspapers            730.1       (3.1%)        789.7       (1.8%)
---------------------------------------------------------------------------

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

-----------------------------------------------------------------------------
(Dollars in thousands)                             1996                  1995
-----------------------------------------------------------------------------
REVENUES
Magazines                                      $150,033              $152,819
Non-Compete                                      10,000                10,000
New Ventures                                      1,038                   122
-----------------------------------------------------------------------------
Total Revenues                                 $161,071              $162,941
-----------------------------------------------------------------------------
EBITDA
Magazines                                      $ 25,555              $ 22,876
New Ventures                                     (7,026)               (1,135)
-----------------------------------------------------------------------------
Total EBITDA                                   $ 18,529              $ 21,741
-----------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Magazines                                      $ 22,537              $ 19,971
Non-Compete                                      10,000                10,000
New Ventures                                     (7,759)               (1,230)
-----------------------------------------------------------------------------
Total Operating Profit                         $ 24,778              $ 28,741
-----------------------------------------------------------------------------

      The Magazine Group's operating profit for 1996, excluding the SFAS 121 charge, was $25.8 million in 1996 compared with $28.7 million in 1995, on revenues of $161.1 million and $162.9 million, respectively. The decreases for the year were primarily related to the higher net development losses from its new ventures.

      Advertising pages for Golf Digest, as reported to Publisher's Information Bureau, decreased 4.0% to 1,252 pages and for Tennis increased 3.6% to 743 pages in 1996.

BROADCAST GROUP:

---------------------------------------------------------------------------
(Dollars in thousands)                             1996                1995
---------------------------------------------------------------------------
REVENUES                                       $118,608           $  85,106
---------------------------------------------------------------------------
EBITDA                                         $ 44,757           $  27,470
---------------------------------------------------------------------------
OPERATING PROFIT                               $ 30,596           $  18,943
---------------------------------------------------------------------------

      The Broadcast Group's operating profit for 1996, excluding buyouts, was $30.9 million compared with $18.9 million in 1995, on revenues of $118.6 million and $85.1 million, respectively. The revenue and operating profit increases were principally attributable to the performance of WTKR-TV, which was acquired in June 1995, and to KFOR-TV and WHO-TV, which were acquired in July 1996. These three stations contributed $11.3 million of operating profit in 1996.

      JOINT VENTURES: Income from Joint Ventures increased to $18.2 million in 1996 from $15.0 million in 1995. The increase was primarily the result of higher average selling prices for paper at the mills in which the Company has investments, offset by losses incurred from a new venture. The new venture ceased operations in December 1996.

-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $452.2 million in 1997 compared with $425.1 million in 1996. The increase of $27.1 million, or 6.4%, was primarily attributable to higher earnings. The increase in operating cash flows was primarily used for the construction of production and distribution facilities, stock repurchases and the payment of dividends to stockholders.

      Net cash used in investing activities was $119.1 million in 1997 compared with $420.8 million in 1996. The decrease of $301.7 million was primarily attributable to the acquisition of certain properties in 1996 (See Note 2 of Notes to the consolidated financial statements).

      Net cash used in financing activities was $265.3 million in 1997 compared with $56.6 million in 1996. The increase of $208.7 million was primarily related to an increase in share repurchases and a reduction in commercial paper borrowings in 1997 (see Financing below).

      The Company believes that cash generated from its operations and the availability of funds from external sources, as discussed below, should be adequate to cover working capital needs, stock repurchases, planned capital expenditures, dividend payments to stockholders and other cash requirements. The ratio of current assets to current liabilities was .88 at December 28, 1997, and
 .74 at December 29, 1996. The increase in the ratio of current assets to current liabilities is primarily related to an increase in short-term investments offset, in part, by an increase in the current portion of debt. Long-term debt and capital lease obligations, as a percentage of total capitalization, was 24% at December 28, 1997, and 28% at December 29, 1996.

FINANCING: The Company currently maintains $300.0 million in revolving credit agreements (the "Revolvers"), $100.0 million of which was renewed in July 1997 and has been extended through July 1998, and $200.0 million of which had an original maturity of July 2001 and has been extended through July 2002. The Revolvers permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. The Revolvers include provisions which require, among other matters, specified levels of stockholders' equity. Approximately $935.9 million of stockholders' equity was unrestricted under the Revolvers at December 28, 1997. The Company's long-term debt, including capital leases, was $535.4 million at December 28, 1997, compared with $636.6 million at December 29, 1996.

     In July 1996, the Company increased its ability to issue commercial paper from $200.0 to $300.0 million, which is supported by the Company's Revolvers. In July 1996, the Company utilized approximately $143.0 million of its commercial paper facility to finance the acquisition of KFOR-TV and WHO-TV. At December 28, 1997, the Company had no borrowings outstanding under its commercial paper facility. At December 29, 1996, the Company had approximately $45.5 million in outstanding commercial paper with original maturities ranging up to 82 days, at a weighted average interest rate of approximately 5.5%.

ACQUISITIONS/DISPOSITIONS: In November 1997, the Company sold the assets of its tennis, sailing, and ski businesses ("magazine sale") and certain small properties, and exited a golf-related business. These transactions resulted in a $10.4 million net pre-tax gain ($5.7 million after taxes, or $.06 per share). This gain does not include a portion of the proceeds of the magazine sale, which is in escrow pending the completion of a post-closing requirement.

      In 1997, the Company sold its NYT Custom Publishing division and a closed printing facility. These sales did not have a material effect on the Company's consolidated financial statements.

      In July 1996, the Company acquired KFOR-TV and WHO-TV. The aggregate cost of the acquisition was approximately $234.1 million, of which approximately $232.9 million was paid in cash ($143.0 million was financed using the Company's commercial paper facility) and the balance represented accrued liabilities.

      In 1996, the Company acquired newspaper distribution businesses that distribute The Times, other newspapers and periodicals throughout the New York City metropolitan area. The aggregate cost of these acquisitions was $32.5 million, of which approximately $13.9 million was paid in cash, $9.8 million in notes and accounts receivable which were forgiven, and the balance represented assumed and accrued liabilities.

CAPITAL EXPENDITURES: In 1997, the Company completed construction of a new production and distribution facility in New York City for The Times and a new printing facility in Lakeland, Florida, for a Regional Newspaper. The cost of the new facilities was approximately $356.3 million, exclusive of estimated capitalized interest of $38.6 million.

      The Company currently estimates that capital expenditures for 1998 will range from $90.0 million to $110.0 million compared with $160.2 million in 1997 and $206.8 million in 1996.

STOCK REPURCHASE PROGRAM: The Company repurchased approximately 3.0 million shares of Class A Common stock at a cost of $145.6 million in 1997 compared with approximately 1.4 million shares at a cost of $43.8 million in 1996 pursuant to a stock repurchase plan which began in February 1995. In December 1997, the Company's Board of Directors authorized additional expenditures of up to $215.0 million for share repurchases. Under the authorizations, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. As of February 1, 1998, the remaining amount of repurchase authorizations is approximately $188.5 million. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans at a cost of approximately $22.2 million in 1997.

-------------------------------------------------------------------------------
In 1997, the Company redeemed all of its outstanding 5 1/2 percent cumulative prior preference stock at par value at a cost of approximately $1.8 million.

NONCASH ACCOUNTING CHARGES: The $10.1 million EITF 97-13 charge recorded in the fourth quarter of 1997 was related to certain corporate expenses associated with the Company's business process/technology reengineering program. This charge had no impact on the Company's 1997 cash flow.

      The $126.8 million SFAS 121 charge recorded in the third quarter of 1996 was related to an impairment of certain long-lived assets. This charge had no impact on the Company's 1996 cash flow and will not impact its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expense related to certain assets will decrease in future periods. In conjunction with the review for impairment, the estimated useful lives of certain of the Company's long-lived assets were reviewed. This review resulted in the acceleration of amortization expense for certain intangible assets. In the aggregate, the changes to depreciation and amortization expense are not expected to have a material effect on net income in the future.

OTHER: At December 28, 1997, approximately $25.0 million of payments had not yet been made from prior charges for buyouts. This balance will principally be paid within one year.

      The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the year 2000. Preliminary assessment indicates that solutions will involve a mix of purchasing new systems, modifying existing systems, retiring obsolete systems and confirming vendor compliance. The Company currently anticipates that incremental capital expenditures associated with the Year 2000 problem will be modest. Additional expenses to remediate existing systems are currently expected to range between $10.0 million and $15.0 million. These expenses are expected to be incurred through 1999.

NEW ACCOUNTING PRONOUNCEMENTS: In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), and SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 131 establishes standards for reporting financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. The Company is evaluating the effect, if any, of SFAS 131 on its operating segment reporting disclosure. SFAS 130 establishes standards for presenting nonshareholder related items that are excluded from net income and reported as components of stockholders' equity, such as foreign currency translation. These statements are effective for fiscal years beginning after December 15, 1997. The adoption of these statements will not have a material effect on the Company's results of operations or financial position.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

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

      In addition, advertising and thus the Company's quarterly consolidated results are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than in the first and third quarters. National and local economic conditions, most particularly in the New York City and Boston metropolitan regions, influence the levels of the Company's retail, national and, most particularly, classified advertising revenue. Structural changes in the retail environment may also depress the level of display advertising revenue.

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

PAPER PRICES: Newsprint and magazine paper are the Company's most important raw materials and represent a significant component of the Company's cost of goods sold. To the extent that such historically volatile raw material prices increase materially, the Company's operating results could be adversely affected.

MANAGEMENT'S DISCUSSION AND ANALYSIS (CONCLUDED)
-------------------------------------------------------------------------------

LABOR RELATIONS: Advances in technology and other factors have allowed the Company to realize cost savings by reducing the size of its overall workforce. There is no assurance that the Company will continue to be able to realize cost savings in such manner. A significant portion of the Company's employees are unionized, and the Company's results could be adversely affected if labor negotiations were to restrict its ability to maximize the efficiency of its operations. In addition, if the Company experienced labor unrest, its ability to produce and deliver its largest products could be impaired.

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

PRODUCT PORTFOLIO; ACQUISITIONS: From time to time, the Company evaluates the various components of its portfolio of products and may, as a result, buy or sell different properties. Such acquisitions or divestitures may affect the Company's costs, revenues and profitability.

      Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and unanticipated problems and liabilities.

TELEVISION BROADCASTING: The Company's television stations are subject to continuing technological and regulatory developments that may affect their future profitability. The advent of digital broadcasting is one such development. The Federal Communications Commission ("FCC") adopted rules in 1997 under which all television stations are required to change to a new system of digital broadcasting. The direct hardware costs of this change will be substantial and the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers. Additionally, the new digital transmission systems to be used by television stations, cable systems and direct broadcast satellites could greatly increase the number of electronic video services with which the Company's stations compete.

     The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the date hereof.

     The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

CONSOLIDATED STATEMENTS OF INCOME
--------------------------------------------------------------------------------

Dollars and shares in thousands, except per share data

                                                             Years Ended
                                              -----------------------------------------
                                              December 28,  December 29,   December 31,
                                                  1997          1996           1995
---------------------------------------------------------------------------------------
REVENUES
Advertising                                   $1,999,844     $1,811,411     $1,682,707
Circulation                                      672,662        659,818        613,527
Other                                            193,912        157,042        131,890
---------------------------------------------------------------------------------------
Total                                          2,866,418      2,628,271      2,428,124
---------------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs
   Raw materials                                 317,811        363,503        363,808
   Wages and benefits                            604,924        557,543        548,812
   Other                                         489,531        440,038        420,863
---------------------------------------------------------------------------------------
Total                                          1,412,266      1,361,084      1,333,483
Selling, general and administrative expenses     999,050        967,144        861,892
Impairment loss                                    --           126,763          --
---------------------------------------------------------------------------------------
Total                                          2,411,316      2,454,991      2,195,375
---------------------------------------------------------------------------------------
OPERATING PROFIT                                 455,102        173,280        232,749
Income from Joint Ventures                        13,990         18,223         15,029
Interest expense, net                             42,115         26,430         25,230
Net gain on dispositions of assets                10,388         32,836         11,291
---------------------------------------------------------------------------------------
Income before income taxes                       437,365        197,909        233,839
Income taxes                                     175,064        113,375         97,979
---------------------------------------------------------------------------------------
NET INCOME                                    $  262,301     $   84,534     $  135,860
---------------------------------------------------------------------------------------
Average number of common shares outstanding
   Basic                                          96,520         97,293         96,854
   Diluted                                        98,575         98,442         97,376
---------------------------------------------------------------------------------------
Per share of common stock
   Basic Earnings                             $     2.72     $      .87     $     1.40
   Diluted Earnings                                 2.66            .86           1.39
   Dividends                                         .64            .57            .56
---------------------------------------------------------------------------------------

See Notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------

Dollars in thousands
                                                                    December 28,  December 29,
                                                                        1997          1996
----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

Cash and short-term investments (at cost which approximates
market: 1997, $72,516; 1996, $157)                                   $  106,820    $   39,103
Accounts receivable (net of allowances:
   1997, $25,887; 1996, $31,312)                                        331,287       309,164
Inventories                                                              32,134        33,808
Deferred income taxes                                                    60,039        36,162
Other current assets                                                     85,555        60,535
----------------------------------------------------------------------------------------------
Total current assets                                                    615,835       478,772
----------------------------------------------------------------------------------------------
INVESTMENT IN JOINT VENTURES                                            133,054       137,255
----------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
Land                                                                     71,515        64,384
Buildings, building equipment and improvements                          793,311       646,029
Equipment                                                             1,317,446     1,057,555
Construction and equipment installations in progress                     52,933       397,181
----------------------------------------------------------------------------------------------
Total - at cost                                                       2,235,205     2,165,149
Less accumulated depreciation                                           868,274       807,120
----------------------------------------------------------------------------------------------
Property, plant and equipment - net                                   1,366,931     1,358,029
----------------------------------------------------------------------------------------------
INTANGIBLE ASSETS ACQUIRED
Costs in excess of net assets acquired                                1,204,021     1,225,868
Other intangible assets acquired                                        428,474       419,426
----------------------------------------------------------------------------------------------
Total                                                                 1,632,495     1,645,294
Less accumulated amortization                                           254,790       207,580
----------------------------------------------------------------------------------------------
Intangible assets acquired - net                                      1,377,705     1,437,714
----------------------------------------------------------------------------------------------
MISCELLANEOUS ASSETS                                                    145,493       128,101
----------------------------------------------------------------------------------------------
Total                                                                $3,639,018    $3,539,871
----------------------------------------------------------------------------------------------

See Notes to the consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------
Dollars in thousands
                                                                                            December 28,   December 29,
                                                                                                1997           1996
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES

Commercial paper outstanding                                                                 $     --      $    45,500
Accounts payable                                                                                 189,580       171,853
Accrued payroll and other related liabilities                                                    103,511        84,458
Accrued expenses                                                                                 217,742       247,657
Unexpired subscriptions                                                                           82,621        90,059
Current portion of long-term debt and capital lease obligations                                  104,033         3,359
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        697,487       642,886
-----------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES

Long-term debt                                                                                   490,237       589,693
Capital lease obligations                                                                         45,191        46,939
Deferred income taxes                                                                            186,705       188,560
Other                                                                                            491,336       446,661
-----------------------------------------------------------------------------------------------------------------------
Total other liabilities                                                                        1,213,469     1,271,853
-----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

5 1/2 percent cumulative prior preference stock of $100 par value - authorized
   110,000 shares; outstanding: 1997 - none; 1996, 17,530 shares                                   --            1,753
Serial preferred stock of $1 par value - authorized 200,000 shares - none issued                   --             --
Common stock of $.10 par value:
Class A - authorized 200,000,000 shares; issued: 1997, 113,283,790 shares;
   1996, 110,622,041 shares (including treasury shares: 1997, 17,079,743; 1996, 13,349,205)       11,328        11,062
Class B, convertible - authorized 600,000 shares; issued: 1997, 564,744 shares;
   1996, 568,259 shares (including treasury shares: 1997 and 1996, 139,943)                           57            57
Additional paid-in capital                                                                       773,367       663,007
Earnings reinvested in the business                                                            1,488,910     1,290,899
Common stock held in treasury, at cost                                                          (545,600)     (341,646)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                     1,728,062     1,625,132
-----------------------------------------------------------------------------------------------------------------------
Total                                                                                        $ 3,639,018   $ 3,539,871
-----------------------------------------------------------------------------------------------------------------------

See Notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------
Dollars in thousands                                                                            Years Ended
                                                                                  -----------------------------------------
                                                                                  December 28,  December 29,   December 31,
                                                                                      1997          1996           1995
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                         $ 262,301      $  84,534      $ 135,860
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                      128,427        108,787        102,271
   Amortization - net                                                                 45,470         39,090         33,671
   Impairment loss                                                                      --          126,763           --
   Business process/technology reengineering charge                                   10,100           --             --
   Equity in operations of Joint Ventures - net                                      (16,006)       (21,713)       (20,064)
   Cash distributions and dividends from Joint Ventures                               14,982         16,957          7,980
   Net gain on dispositions                                                          (10,388)       (32,836)       (11,291)
   Deferred income taxes                                                             (26,559)        (6,005)        (9,225)
   Changes in operating assets and liabilities, net of acquisitions/dispositions:
     Increase in accounts receivable - net                                           (29,216)       (24,192)       (32,762)
     Decrease (Increase) in inventories                                                1,152          9,036        (12,723)
     (Increase) Decrease in other current assets                                      (4,927)       (25,821)        51,939
     Increase in accounts payable                                                     31,279         14,919         28,200
     (Decrease) Increase in accrued payroll and accrued expenses                      (8,559)        81,118         43,837
     Increase in unexpired subscriptions                                               4,359          8,093          4,832
     Other - net                                                                      49,741         46,351        (26,227)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                            452,156        425,081        296,298
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Net proceeds from dispositions                                                        39,727         16,878         27,536
Businesses acquired, net of cash acquired                                               --         (246,805)       (71,299)
Additions to property, plant and equipment                                          (152,671)      (211,320)      (200,688)
Purchases of marketable securities                                                      --             --          (39,370)
Proceeds from sales of marketable securities                                            --             --           39,370
Other investing proceeds                                                                 593         24,815          4,960
Other investing payments                                                              (6,782)        (4,357)       (17,788)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                               (119,133)      (420,789)      (257,279)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Commercial paper (repayments) borrowings                                             (45,500)        45,500           --
Long-term obligations
   Increase                                                                             --             --          400,000
   Reduction                                                                          (3,847)        (3,377)      (275,727)
Capital shares
   Issuance                                                                            9,930          5,358          1,908
   Repurchase                                                                       (162,615)       (48,631)       (49,987)
Dividends paid to stockholders                                                       (61,865)       (55,532)       (54,291)
Preferred stock redemption                                                            (1,753)          --             --
Other financing proceeds (payments)                                                      344             51        (10,899)
---------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                 (265,306)       (56,631)        11,004
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in Cash and short-term investments                            67,717        (52,339)        50,023
Cash and short-term investments at the beginning of the year                          39,103         91,442         41,419
---------------------------------------------------------------------------------------------------------------------------

Cash and short-term investments at the end of the year                             $ 106,820      $  39,103      $  91,442
---------------------------------------------------------------------------------------------------------------------------

See Notes to the consolidated financial statements and supplemental disclosures to consolidated statements of cash flows.

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------
Dollars in thousands                                        Years Ended
                                             ------------------------------------------
                                             December 28,   December 29,   December 31,
                                                 1997           1996           1995
---------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING TRANSACTIONS

Businesses acquired
   Fair value of assets acquired                              $ 268,319      $  72,977
   Assets forgiven                                               (9,833)          --
   Liabilities assumed and incurred                             (11,681)        (1,678)
                                                              ---------      ---------
   Net cash paid                                              $ 246,805      $  71,299
                                                              =========      =========

Issuance of common shares - net                $  30,561      $  23,155      $  22,477
                                               =========      =========      =========

CASH FLOW INFORMATION

Cash payments during the year for

   Interest (net of amount capitalized)        $  39,122      $  24,367      $  29,277
                                               =========      =========      =========

   Income taxes                                $ 169,115      $ 133,871      $  86,851
                                               =========      =========      =========
---------------------------------------------------------------------------------------

Amounts in these statements of cash flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

During 1996, federal tax authorities issued a favorable ruling on matters affecting The Globe which had originated prior to its acquisition in 1993. As a result, accrued federal taxes were reduced by $25,000,000. In accordance with SFAS 109, this tax benefit was excluded from income and was applied as a reduction of goodwill (see Note 9 of Notes to the consolidated financial statements).

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Dollars in thousands, except
per share data                                  Capital Stock                                                Common
                                   ---------------------------------------                   Earnings         Stock
                                                                             Additional    Reinvested       Held in
                                       5 1/2 %       Class A       Class B      Paid-in        in the     Treasury,
                                    Preference        Common        Common      Capital      Business       at cost          Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995           $     1,753   $    10,805   $        57  $   597,860   $ 1,179,715   $  (244,898)   $ 1,545,292
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                    135,860                      135,860
----------------------------------------------------------------------------------------------------------------------------------
Dividends, preference -
   $5.50 per share                                                                                (96)
Dividends, common -                                                                                                            (96)
   $.56 per share                                                                             (54,195)                     (54,195)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. - 21,421
   Class A shares from treasury                                                    (308)                        533            225
Employee stock purchase plan -
   1,100,348 Class A shares                                1                     (4,852)                     26,023         21,172
Stock options - 297,569
   Class A shares                                         89                     22,925                     (16,317)         6,697
Stock conversions - 1,202 shares                          --            --
----------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock:
   2,054,904 Class A shares                                                                                 (46,536)       (46,536)
Proceeds from the sale of
   put options                                                                      285                                        285
Fulfilled equity put option
   obligations                                                                    2,660                                      2,660
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                      738                          738
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995               1,753        10,895            57      618,570     1,262,022      (281,195)     1,612,102
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                     84,534                       84,534
----------------------------------------------------------------------------------------------------------------------------------
Dividends, preference - $5.50
   per share                                                                                      (96)                         (96)
Dividends, common - $.57
   per share                                                                                  (55,436)                     (55,436)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. - 16,127
   Class A shares from treasury                                                    (271)                        383            112
Employee stock purchase plan -
   967,125 Class A shares                                                           729                      22,707         23,436
Stock options - 508,222
   Class A shares                                        167                     43,928                     (39,702)         4,393
Stock conversions - 660 shares                            --            --
----------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock:
   1,394,900 Class A shares                                                                                 (43,839)       (43,839)
Proceeds from the sale of
   put options                                                                       51                                         51
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                     (125)                        (125)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 1996               1,753        11,062            57      663,007     1,290,899      (341,646)     1,625,132
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                    262,301                      262,301
----------------------------------------------------------------------------------------------------------------------------------
Dividends, preference -
   $4.125 per share                                                                               (72)                         (72)
Dividends, common -
   $.64 per share                                                                             (61,793)                     (61,793)
----------------------------------------------------------------------------------------------------------------------------------
Issuance of shares:
Retirement units, etc. - 8,595
   Class A shares from treasury                                                     202                         202            404
Employee stock purchase plan -
   799,285 Class A shares                                                         8,335                      18,730         27,065
Stock options - 1,080,963
   Class A shares                                        266                    101,570                     (77,423)        24,413
Stock awards - 3,850
   Class A Shares                                                                   (91)                         91             --
Stock conversions -
   3,515 shares                                                                                     --            --
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of company stock:
   2,966,000 Class A shares                                                                                (145,554)      (145,554)
Preferred stock redemption              (1,753)                                                                             (1,753)
Proceeds from the sale of
   put options                                                                      344                                        344
----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                                   (2,425)                      (2,425)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1997                  --   $    11,328   $        57  $   773,367   $ 1,488,910   $  (545,600)   $ 1,728,062
----------------------------------------------------------------------------------------------------------------------------------

See Notes to the consolidated financial statements.

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

INVESTMENTS. Investments in which the Company has at least a 20%, but not more than 50%, interest are accounted for under the equity method.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is stated at cost, and depreciation is computed by the straight-line method over estimated service lives. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

INTANGIBLE ASSETS ACQUIRED. Costs in excess of net assets acquired consist of excess costs of businesses acquired over values assigned to their net tangible assets and other intangible assets. The Company evaluates quarterly whether there has been a permanent impairment in any of its intangible assets, inclusive of goodwill. An impairment in value will be considered to have occurred when it is determined that the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of such intangible assets. If it has been determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets would be written down to an amount which will be equivalent to the present value of the future operating cash flows to be generated by the acquired businesses. The excess costs which arose from acquisitions after October 31, 1970, are being amortized by the straight-line method principally over 40 years. The remaining portion of such excess, which arose from acquisitions before November 1, 1970 (approximately $13,000,000), is not being amortized since in the opinion of management there has been no diminution in value. Other intangible assets acquired consist principally of advertiser and subscriber relationships and mastheads, which are being amortized over their remaining lives, ranging from 5 to 40 years. The general policy relating to intangible assets is a life of 5 years for various software licenses and a life of 40 years for mastheads on various acquired properties.

SUBSCRIPTION REVENUES AND COSTS. Proceeds from subscriptions and related costs, principally agency commissions, are deferred at the time of sale and are included in the Consolidated Statements of Income on a pro rata basis over the terms of the subscriptions.

FOREIGN CURRENCY TRANSLATION. The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resultant translation adjustment is included as a component of stockholders' equity.

EARNINGS PER SHARE. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128"), which is effective for fiscal periods ending after December 15, 1997 (see
Note 6). SFAS 128 replaced primary earnings per share ("EPS") with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company's incentive plans (see Note 13). SFAS 128 also required previously reported earnings per share to be restated. All per share amounts included in the footnotes are the same for basic and diluted earnings per share unless otherwise noted. The adoption of SFAS 128 did not have a material effect on the calculation of EPS.

CASH AND SHORT-TERM INVESTMENTS. For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly-liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. The Company has overdraft positions at certain banks as a result of outstanding checks which have been reclassified to accounts payable.

DERIVATIVES. The Company enters into foreign exchange contracts as a hedge against foreign accounts payable. Market value gains and losses are recognized, and the resulting credit or debit offsets foreign exchange gains on those payables. No such contracts were outstanding at December 28, 1997.

INVESTMENT TAX CREDITS. The Company uses the deferred method of accounting for investment tax credits.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

NEW ACCOUNTING PRONOUNCEMENTS. In 1997, the Company adopted the provisions of Emerging Issues Task Force Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation ("EITF 97-13") (see Note 3).

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), and SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 131 establishes standards for reporting financial and descriptive information for reportable segments on the same basis that is used internally for evaluating segment performance and the allocation of resources to segments. The Company is evaluating the effect, if any, of SFAS 131 on its operating segment reporting disclosure. SFAS 130 establishes standards for presenting nonshareholder related items that are excluded from net income and reported as components of stockholders' equity, such as foreign currency translation. These statements are effective for fiscal year beginning after December 15, 1997. The adoption of these statements will not have a material effect on the Company's results of operations or financial position.

--------------------------------------------------------------------------------
2.    ACQUISITIONS/DISPOSITIONS

ACQUISITIONS: In July 1996, the Company acquired KFOR-TV in Oklahoma City, Okla. and WHO-TV in Des Moines, Iowa. The aggregate cost of the acquisition was approximately $234,075,000, of which approximately $232,925,000 was paid in cash and the balance represented accrued liabilities. The purchases resulted in increases in intangible assets of approximately $197,118,000 (consisting primarily of network affiliation agreements, Federal Communications Commission licenses and other intangible assets), property plant and equipment of $29,058,000, other assets of $9,687,000 and other assumed liabilities of $1,788,000.

      In 1996, the Company acquired newspaper distribution businesses that distribute The Times, other newspapers and periodicals throughout the New York City metropolitan area. The aggregate cost of these acquisitions was approximately $32,456,000, of which approximately $13,880,000 was paid in cash, $9,833,000 in notes and accounts receivable which were forgiven, and the balance represented assumed and accrued liabilities. The purchase resulted in increases in intangible assets of approximately $30,438,000 (consisting primarily of a customer list), and accounts receivable and equipment of $2,018,000.

      In June 1995, the Company acquired WTKR-TV in Norfolk, Virginia. The aggregate net cost of the acquisition was $71,299,000, which was paid in cash. The purchase resulted in increases in other intangible assets of approximately $61,343,000 (which consist of a network affiliation agreement, FCC licenses and other intangible assets), property, plant and equipment of $11,189,000 and other assets of $445,000. Net liabilities assumed as a result of the transaction totaled approximately $1,678,000.

      These acquisitions have been accounted for by the purchase method. The consolidated financial statements include the operating results of these acquisitions subsequent to their respective dates of acquisition. The foregoing acquisitions, if they had occurred on January 1 of the year prior to acquisition, would not have had a material impact on the results of operations.

DISPOSITIONS: In November 1997, the Company sold the assets of its tennis, sailing, and ski businesses ("magazine sale") and certain small properties, and exited a golf-related business. These transactions resulted in a $10,388,000 net pre-tax gain ($5,663,000 after-taxes, or $.06 per share). This gain does not include a portion of the proceeds of the magazine sale, which is in escrow pending the completion of a post-closing requirement.

      In 1997, the Company sold its NYT Custom Publishing division and a closed printing facility. These sales did not have a material effect on the Company's consolidated financial statements.

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

      In the third quarter of 1995, the Company completed the sales of six small regional newspapers: The Daily Commercial (Leesburg, FL); The Daily Corinthian (Corinth, MS); The Messenger (Madisonville, KY); The Lenoir News-Topic (Lenoir,
NC), The State Gazette (Dyersburg, TN) and The Banner-Independent (Booneville,
MS). The sales resulted in a net pre-tax gain of approximately $11,300,000 ($5,000,000 after taxes, or $.05 per share). In May 1995, the Company sold The York County Coast Star (Kennebunk, ME). The sale did not have a material effect on the Company's consolidated financial statements.

--------------------------------------------------------------------------------
3.    BUSINESS PROCESS/TECHNOLOGY REENGINEERING CHARGE

In the fourth quarter of 1997, the Company recorded a pre-tax noncash accounting charge of $10,100,000 ($5,686,000 after-tax, or $.06 per share) as a result of adopting the provisions of EITF 97-13. This charge related to certain expenses associated with the Company's business process/technology reengineering program. This charge had no impact on the Company's 1997 cash flow.

--------------------------------------------------------------------------------
4.    IMPAIRMENT LOSS

In September 1996, the Company recorded a noncash accounting charge related to an impairment of certain long-lived assets as required by SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121 charge"), which was principally, in concept, the accounting policy used by the Company in prior years. As a result of the Company's strategic review process, analyses were prepared to determine if there was impairment of any long-lived asset and certain assets, primarily in the Newspaper Group, met the test for impairment. These assets were associated with three small regional newspapers, certain wholesale distribution operations and a printing facility. The revised carrying values of these assets were generally calculated on the basis of discounted estimated future cash flows and resulted in a pre-tax noncash charge of $126,763,000 ($94,500,000 after-tax, or $.97 basic earnings per share, $.96 diluted earnings per share).

      The SFAS 121 charge had no impact on the Company's 1996 cash flow and will not impact its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expense related to these assets will decrease in future periods. However, in conjunction with the review for impairment, the estimated lives of certain of the Company's long-lived assets were reviewed, which resulted in the acceleration of amortization expense for certain intangible assets. In the aggregate, the changes to depreciation and amortization expense are not expected to have a material effect on net income in the future.

--------------------------------------------------------------------------------
5.    INVESTMENT IN JOINT VENTURES

Investment in Joint Ventures consists of equity ownership interests in two paper mills ("Forest Products Investments"), the International Herald Tribune S.A.S. ("IHT"), and the operations of a new venture. The new venture ceased operations in December 1996. The results of the IHT and the new venture are not material to the operations of the Company.

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

      The Company received distributions from Madison of $9,680,000, $6,200,000 and $3,650,000 in 1997, 1996 and 1995, respectively. Loans to Madison by the 80%-owned subsidiary of the Company totaled $1,769,000 and $1,882,000, in 1996 and 1995, respectively. Loan repayments in 1997 were $2,470,000. No contributions were made to Madison in 1997, 1996 or 1995.

      The Company received distributions from Malbaie of $5,302,000, $10,757,000 and $4,330,000 in 1997, 1996 and 1995, respectively. No loans or contributions were made to Malbaie in 1997, 1996 or 1995.

      The current portion of debt of the paper mills included in current liabilities in the adjacent table was $145,000 and $10,500,000 at December 28, 1997, and December 29, 1996, respectively. All long-term debt of the Paper mills matures in 1999. The debt of the Paper mills is not guaranteed by the Company.

      Condensed combined balance sheets of the Paper mills are as follows:

--------------------------------------------------------------------------------
Condensed Combined Balance Sheets
of Paper mills

--------------------------------------------------------------------------------
Dollars in thousands                            December 28,        December 29,
                                                    1997                1996
--------------------------------------------------------------------------------
Current assets                                  $  67,023           $   73,781
Less current liabilities                           31,817               36,477
--------------------------------------------------------------------------------
Working capital                                    35,206               37,304
Fixed assets, net                                 215,427              226,938
Long-term debt                                        (99)                (245)
Deferred income taxes and other                   (96,168)            (109,074)
--------------------------------------------------------------------------------
Net assets                                       $154,366            $ 154,923
--------------------------------------------------------------------------------

      Condensed combined income statements of the Paper mills are as follows:

-------------------------------------------------------------------------------
Condensed Combined Income Statements
of Paper mills
--------------------------------------------------------------------------------
Dollars in thousands                1997              1996               1995
--------------------------------------------------------------------------------
Net sales and
  other income                  $234,290          $268,654           $268,377
Costs and
  expenses                       196,415           203,120            216,342
--------------------------------------------------------------------------------
Income before taxes               37,875            65,534             52,035
Income tax expense                 5,577             9,635              7,969
--------------------------------------------------------------------------------
Net income                      $ 32,298          $ 55,899          $  44,066
--------------------------------------------------------------------------------

      The condensed combined financial information of the Paper mills excludes the income tax effects attributable to Madison.

      Such tax effects (see Note 9) have been included in the Company's consolidated financial statements.

      Adjustments from translating certain balance sheet accounts, for each of the three years in the period ended December 28, 1997, are set forth in the Consolidated Statements of Stockholders' Equity. The cumulative translation adjustment (included in earnings reinvested in the business) decreased stockholders' equity by $2,745,000, $320,000 and $195,000 at December 28,1997, December 29, 1996 and December 31, 1995, respectively. During 1997, 1996 and 1995, the Company's Newspaper Group purchased newsprint and supercalendered paper from the Paper mills at competitive prices. Such purchases aggregated approximately $74,000,000, $80,000,000, and $59,000,000, respectively.

--------------------------------------------------------------------------------
6.    EARNINGS PER SHARE

The Company adopted the provisions of SFAS 128 in the fourth quarter of 1997. Basic and diluted earnings per share for the years ended December 28, 1997, December 29, 1996, and December 31, 1995 were computed as follows:

-------------------------------------------------------------------------------------------------
Dollars and shares in thousands, except per share data                   1997      1996      1995
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Basic Earnings Per Share Computation

Numerator:
  Net Income                                                         $262,301  $ 84,534  $135,860
  Less cumulative preference stock dividends                               72        96        96
                                                                     --------  --------  --------
    Income available to common stockholders                          $262,229  $ 84,438  $135,764

Denominator:
    Average number of common shares outstanding                        96,520    97,293    96,854

-------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                             $   2.72  $   0.87  $   1.40
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Diluted Earnings Per Share Computation

Numerator:
  Net Income                                                         $262,301  $ 84,534  $135,860
  Less cumulative preference stock dividends                               72        96        96
                                                                     --------  --------  --------
    Income available to common stockholders                          $262,229  $ 84,438  $135,764

Denominator:
  Average number of common shares outstanding                          96,520    97,293    96,854
  Incremental shares for assumed exercise of securities                 2,055     1,149       522
                                                                     --------  --------  --------
    Total shares                                                       98,575    98,442    97,376

-------------------------------------------------------------------------------------------------
Diluted Earnings Per Share                                           $   2.66  $   0.86  $   1.39
-------------------------------------------------------------------------------------------------


      Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options was approximately 2,195,000 in 1997, 2,167,000 in 1996, and 5,673,000 in 1995. The
incremental shares for assumed exercise of securities was determined using the Treasury Stock method.

--------------------------------------------------------------------------------
7.    INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets are composed of the following:

--------------------------------------------------------------------------------
Dollars in thousands                        December 28,          December 29,
                                                   1997                  1996
--------------------------------------------------------------------------------
Newsprint and magazine paper                    $27,694               $28,778
Work-in-process, etc.                             4,440                 5,030
--------------------------------------------------------------------------------
Total                                           $32,134               $33,808
--------------------------------------------------------------------------------

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 78% of inventory in 1997 and 1996. The replacement cost of inventory was approximately $36,400,000 and $36,700,000 at December 28, 1997, and December 29, 1996, respectively.

--------------------------------------------------------------------------------
8.    DEBT

Long-term debt consists of the following:

--------------------------------------------------------------------------------
Dollars in thousands                            December 28,      December 29,
                                                       1997              1996
--------------------------------------------------------------------------------
5.50% to 5.77% Senior Notes due                    $200,000          $200,000
   1998 and 2000 (a)
7.625% Notes due 2005, net of unamortized           245,001           244,501
   debt costs of $4,999 in 1997, $5,499
   in 1996; effective interest rate 7.996% (b)
8.25% Debentures due 2025 (due                      145,236           145,192
   2005 at option of Company), net of
   unamortized debt costs of $4,764 in
   1997, $4,808 in 1996; effective
   interest rate 8.553% (b)
--------------------------------------------------------------------------------
Total notes and debentures                          590,237           589,693
--------------------------------------------------------------------------------
Less: current portion                               100,000                 -
--------------------------------------------------------------------------------
Total long-term debt                               $490,237          $589,693
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

      (b) In March 1995, the Company completed a public offering of $400,000,000 of unsecured notes and debentures. The offering consisted of ten-year notes aggregating $250,000,000 maturing March 15, 2005, at an annual rate of 7.625% (the "Notes") and 30-year debentures aggregating $150,000,000 maturing March 15, 2025, at an annual rate of 8.25% (the "Debentures") (collectively referred to herein as the "Offering"). The Debentures are callable after ten years. Interest is payable semi-annually on March 15 and September 15 on both the Notes and the Debentures.

      The net proceeds from the Offering were used to repay the principal balance of $162,300,000 of 11.85% Notes due March 31, 1995, $50,000,000 of 9.34%
Notes due July 15, 1995 and indebtedness outstanding under the Company's commercial paper program. The remaining net proceeds were used for general corporate purposes.

      Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of long-term debt, excluding the current portion, was approximately $632,200,000 and $626,600,000 at December 28, 1997 and December 29, 1996, respectively.

--------------------------------------------------------------------------------

     In July 1996, the Company entered into a $100,000,000 revolving credit agreement and a $200,000,000 revolving credit agreement with a group of banks the (the "Revolvers"). The Revolvers replaced existing revolving credit agreements aggregating $170,000,000. The Revolvers, $100,000,000 of which was renewed in July 1997 and has been extended through July 1998, and $200,000,000 of which had an original maturity of July 2001 and has been extended through July 2002, at which time any outstanding borrowings would be payable. The $100,000,000 agreement provides for an annual facility fee of 0.0475%. The $200,000,000 agreement provides for an annual facility fee of 0.0675% based on the Company's current credit rating.

      No borrowings under the Revolvers were outstanding during 1997 or 1996.

      In July 1996, the Company increased its ability to issue commercial paper from $200,000,000 to $300,000,000, which is supported by the Company's Revolvers. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days. At December 28, 1997, the Company had no outstanding commercial paper. At December 29, 1996, the Company had approximately $45,500,000 in outstanding commercial paper with original maturities ranging up to 82 days at a weighted average interest rate of approximately 5.5%.

      The Revolvers permit borrowings which bear interest, at the Company's option, (i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. The Revolvers include provisions which require, among other matters, specified levels of stockholders' equity. At December 28, 1997, approximately $935,900,000 of stockholders' equity was unrestricted under the Revolvers.

      The aggregate face amount of maturities of long-term debt over the next five years are as follows: 1998, $100,000,000; 1999, none; 2000, $100,000,000;
2001, none; 2002, none and $400,000,000 thereafter.

      Interest expense, net as shown in the accompanying Consolidated Statements of Income consists of the following:

--------------------------------------------------------------------------------
Dollars in thousands                         1997          1996            1995
--------------------------------------------------------------------------------
Interest expense                          $50,433       $50,333         $48,751
Capitalized interest                       (5,394)      (19,574)        (15,177)
Interest income                            (2,924)       (4,329)         (8,344)
--------------------------------------------------------------------------------
Interest expense, net                     $42,115       $26,430         $25,230
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
9.    INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109").

      The components of income tax expense as shown in the Consolidated Statements of Income is presented in the adjacent table:

--------------------------------------------------------------------------------
Dollars in thousands                             1997         1996         1995
--------------------------------------------------------------------------------
Current tax expense
   Federal                                   $146,550    $  90,886     $105,999
   State, local, foreign                       55,073       28,494        1,970
--------------------------------------------------------------------------------
                                              201,623      119,380      107,969
--------------------------------------------------------------------------------
Deferred tax expense
   Federal                                    (24,102)       6,076      (22,483)
   State, local, foreign                       (2,457)     (12,081)      12,493
--------------------------------------------------------------------------------
                                              (26,559)      (6,005)      (9,990)
--------------------------------------------------------------------------------
Income tax expense                           $175,064     $113,375     $ 97,979
--------------------------------------------------------------------------------

      The reasons for the variance between the effective tax rate on income before income taxes and the federal statutory rate (exclusive of a favorable tax adjustment of $18,000,000 in fiscal 1997 resulting from the completion of the Company's federal income tax audits for periods through 1992 ("favorable tax adjustment"), the impairment loss in fiscal 1996 and gains on dispositions in each period) are presented on the table below:

--------------------------------------------------------------------------------------------------------------
Dollars in thousands                                 1997                   1996                  1995
--------------------------------------------------------------------------------------------------------------
                                                            % of                   % of                  % of
                                              Amount       Pretax     Amount      Pretax    Amount      Pretax
--------------------------------------------------------------------------------------------------------------
Tax at federal statutory rate                $ 149,442      35.0%   $ 102,143      35.0%  $  77,892      35.0%
Increase (decrease) resulting from
   State and local taxes - net                  32,837       7.7       14,310       4.9       8,880       4.0
   Amortization of nondeductible intangible
     assets acquired                             9,892       2.3       12,856       4.4      11,061       5.0
   Other - net                                  (3,832)      (.9)       1,026        .4      (6,188)     (2.8)
--------------------------------------------------------------------------------------------------------------
Subtotal                                       188,339      44.1%     130,335      44.7%     91,645      41.2%
--------------------------------------------------------------------------------------------------------------
Impairment loss                                   --                  (32,264)                 --
--------------------------------------------------------------------------------------------------------------
Favorable tax adjustment                       (18,000)                  --                    --
--------------------------------------------------------------------------------------------------------------
Dispositions                                     4,725                 15,304                 6,334
--------------------------------------------------------------------------------------------------------------
Income tax expense                           $ 175,064              $ 113,375             $  97,979
--------------------------------------------------------------------------------------------------------------

      Tax expense in 1996 was reduced by $5,571,000 ($8,517,000 before federal tax effect) due to a reduction in the valuation allowance attributable to state net operating loss tax benefits. Other state and local operating loss tax benefits further reduced 1996 tax expense by $2,507,000.

      During 1996, federal tax authorities issued a favorable ruling on matters affecting The Globe which had originated prior to its acquisition in 1993. As a result, accrued federal taxes were reduced by $25,000,000 relating to a pre-acquisition tax contingency predominately related to pre-acquisition net operating loss carryforwards. The remainder of the reduction is related to other pre-acquisition tax contingencies. In accordance with SFAS 109, this tax benefit was excluded from income and was applied as a reduction of goodwill.

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

      Income tax benefits, which related to the exercise of options and the employee stock purchase plan, reduced current taxes payable and increased additional paid-in capital by $38,553,000, $3,645,000, and $837,000 during 1997,
1996 and 1995, respectively.

      Foreign taxes included in income tax expense totaled $877,000, $882,000 and $774,000 in 1997, 1996 and 1995, respectively. Foreign taxes are principally applicable to the Company's equity in the operations of a Canadian newsprint mill.

      At December 28, 1997, tax loss carryforwards included only state tax loss benefits. The benefits are attributable to tax operating losses totaling $8,105,000 at December 28, 1997. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from 1 to 15 years. These tax loss carryforwards will, more likely than not, expire unused, and as such the Company's valuation allowance has increased to $8,105,000, as of December 28, 1997.

      The Company generated approximately $17,000,000 in investment tax credits in the state of New York, in connection with the construction of its College Point facility. The unused investment tax credit carryforward at December 28, 1997, was approximately $12,000,000, which the Company has the ability to utilize for 15 years. For financial statement purposes, the Company has selected the deferred method of accounting for investment tax credits, and as such, will amortize the $17,000,000 tax benefit over the average useful life of the assets.

      The Internal Revenue Service has completed its examination of federal income tax returns for all years through 1992. Examinations of the tax returns for the years 1993 through 1995 are in process. Management is of the opinion that any assessments resulting from these examinations will not have a material effect on the consolidated financial statements.

      The components of the net deferred tax liabilities recognized on the respective Consolidated Balance Sheets are as follows:

-------------------------------------------------------------------------------
Dollars in thousands                            December 28,      December 29,
                                                       1997              1996
-------------------------------------------------------------------------------
Deferred Tax Assets
   Retirement, postemployment and
     deferred compensation plans                   $174,069          $168,795
   Accruals for other employee benefits,
     compensation, insurance and other               33,244            20,654
   Accounts receivable allowances                    26,561            18,231
   Other                                             41,527            23,896
-------------------------------------------------------------------------------
Total deferred tax assets                           275,401           231,576
Valuation allowance                                  (8,105)           (4,671)
-------------------------------------------------------------------------------
Net deferred tax assets                             267,296           226,905
-------------------------------------------------------------------------------
Deferred Tax Liabilities
   Property, plant and equipment                    230,712           250,636
   Intangible assets                                 98,076            80,057
   Investments in Joint Ventures                     42,057            39,787
   Other                                             23,117             9,650
-------------------------------------------------------------------------------
Total deferred tax liabilities                      393,962           380,130
-------------------------------------------------------------------------------
Net deferred tax liability                          126,666           153,225
-------------------------------------------------------------------------------
Amounts included in:
   Other current assets                              60,039            36,162
   Accrued expenses                                    --                (827)
-------------------------------------------------------------------------------
Deferred income tax liability                      $186,705          $188,560
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
10. VOLUNTARY STAFF REDUCTIONS

The Company recorded pre-tax charges of approximately $8,500,000, or $.05 per share, $44,100,000, or $.25 per share, and $10,100,000, or $.06 per share in
1997, 1996 and 1995, respectively.

      At December 28, 1997 and December 29, 1996, approximately $24,990,000 and $49,052,000, respectively, of these charges were unpaid. This balance will be principally paid within one year.

--------------------------------------------------------------------------------
11. PENSION PLANS

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

      The components of net periodic pension cost for all Company-sponsored pension plans were as follows:

--------------------------------------------------------------------------------
Dollars in thousands                            1997         1996        1995
--------------------------------------------------------------------------------
Service cost                               $  19,645     $ 20,984    $ 16,413
Interest cost                                 48,734       45,353      41,859
Actual (return) loss on plan
 assets                                     (138,597)     (59,062)    (74,904)
Net amortization and
 deferral                                    100,509       25,683      42,320
--------------------------------------------------------------------------------
  Net periodic pension cost                $  30,291     $ 32,958    $ 25,688
--------------------------------------------------------------------------------

     Assumptions used in the actuarial computations were:

--------------------------------------------------------------------------------
                                               1997         1996        1995
--------------------------------------------------------------------------------
Discount rate                                  7.25%        7.75%       7.25%
Rate of increase in
   compensation levels                         5.50%        5.50%       5.50%
Expected long-term rate of
   return on assets                            8.75%        8.75%       8.75%
--------------------------------------------------------------------------------

      In connection with collective bargaining agreements, the Company contributes to several other pension plans including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $22,430,000 in 1997, $21,111,000 in 1996, and $20,679,000 in 1995.

      Plan assets, which were valued as of September 30, 1997 and 1996, consist of money market investments, investments in marketable fixed income and equity securities, an investment in a diversified real estate equity fund and investments in group annuity insurance contracts.

      The funded status of the Company's qualified plans, which were valued at September 30, 1997 and 1996, was as follows:

-------------------------------------------------------------------------------
Dollars in thousands                            Plans Whose Assets Exceed
                                                  Accumulated Benefits
                                       ----------------------------------------
                                            December 28,       December 29,
                                                    1997               1996
-------------------------------------------------------------------------------
Actuarial present value of
 benefit obligation:
Vested benefit obligation                       $489,526           $367,438
-------------------------------------------------------------------------------
Accumulated benefit obligation                   502,615            375,492
-------------------------------------------------------------------------------
Projected benefit obligation                     603,746            454,995
Plan assets at fair value                        620,562            439,184
-------------------------------------------------------------------------------
Projected benefit obligation (less
   than) in excess of plan assets                (16,816)            15,811
Unrecognized net gains                            90,519             27,493
Unrecognized prior service cost                    2,372              2,529
Unrecognized transition asset                        420                419
-------------------------------------------------------------------------------
Recorded pension liability                      $ 76,495           $ 46,252
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Dollars in thousands                            Plans Whose Assets Exceed
                                                  Accumulated Benefits
                                       ----------------------------------------
                                            December 28,       December 29,
                                                    1997               1996
-------------------------------------------------------------------------------
Actuarial present value of benefit
 obligation:
Vested benefit obligation                       --                  $64,312
-------------------------------------------------------------------------------
Accumulated benefit obligation                  --                   67,789
-------------------------------------------------------------------------------
Projected benefit obligation                    --                   71,167
Plan assets at fair value                       --                   66,459
-------------------------------------------------------------------------------
Projected benefit obligation
 in excess of plan assets                       --                    4,708
Unrecognized net gains                          --                    8,962
Fourth-quarter contribution, net                --                     (431)
-------------------------------------------------------------------------------
Recorded pension liability                      --                  $13,239
-------------------------------------------------------------------------------

      The Company's liability for its unfunded non-qualified plans (the "Plans") was $84,161,000 and $71,204,000 as of December 28, 1997 and December 29, 1996,
respectively. At December 28, 1997, the projected benefit obligation of the Plans totaled $119,751,000 of which $41,559,000 ($34,174,000 of unrecognized actuarial losses, $5,319,000 of unrecognized prior service cost and $2,066,000 of unrecognized transition obligation) is subject to amortization. At December 29, 1996, the projected benefit obligation of the Plans totaled $100,665,000 of which $30,257,000 ($21,645,000 of unrecognized actuarial losses, $5,910,000 of unrecognized prior service cost and $2,702,000 of unrecognized transition obligation) is subject to amortization. These amounts are not included in the funded status of the qualified plans shown in the table above.

      Included in the recorded pension liability for 1997 and 1996 is a minimum liability of $7,234,000 and $796,000, respectively, relating to the unfunded status of the Plans. Miscellaneous assets in the Consolidated Balance Sheets in both years included a related intangible asset of an equal amount.

--------------------------------------------------------------------------------
12. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND POSTEMPLOYMENT BENEFITS

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

      The components of net periodic postretirement cost were as follows:

--------------------------------------------------------------------------------
Dollars in thousands                         1997        1996         1995
--------------------------------------------------------------------------------
Service cost for benefits
 earned during the period                 $ 3,680     $ 3,682      $ 2,820
Interest cost on accumulated
 postretirement obligation                  8,581       8,250        8,142
Net amortization and deferral              (3,194)     (2,367)      (3,120)
--------------------------------------------------------------------------------
Net periodic postretirement cost          $ 9,067     $ 9,565      $ 7,842
--------------------------------------------------------------------------------

The Company's policy is to fund the above-mentioned plans as claims and premiums are paid.

      For 1997, the accumulated postretirement benefit obligation was determined using a discount rate of 7.25%, an estimated increase in compensation levels of 5.5% and a health care cost trend rate of between 9.25% and 8.0% in the first year, grading down to 5.0% in the year 2008.

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

      The following table sets forth the accrued postretirement benefit liability amounts included in Accrued Expenses and Other Liabilities in the Consolidated Balance Sheets at December 28, 1997, and December 29, 1996, based on valuation dates of September 30 in each year:

--------------------------------------------------------------------------------
Dollars in thousands                      December 28,            December 29,
                                                 1997                 1996
--------------------------------------------------------------------------------
Accumulated postretirement
 benefit obligation
 Retirees                                    $ 54,410             $ 51,164
 Fully eligible active plan
  participants                                 23,434               19,510
 Other active plan participants                49,576               43,451
--------------------------------------------------------------------------------
Total                                         127,420              114,125
Unrecognized net gains                         26,677               32,212
Unrecognized prior service cost                10,186               11,929
Fourth-quarter benefit payments                  (878)                (822)
--------------------------------------------------------------------------------
Total accrued postretirement
 benefit liability                            163,405              157,444
Current portion included in
 accrued expenses                               5,465                4,400
--------------------------------------------------------------------------------
Long-term accrued
 postretirement benefit liability            $157,940             $153,044
--------------------------------------------------------------------------------

      Increasing the assumed health care cost trend rates by one percentage point in each year and holding all other assumptions constant would increase the accumulated postretirement benefit obligation as of December 28, 1997, by $17,736,000, and increase the net periodic postretirement benefit cost for 1997 by $2,057,000.

      In connection with collective bargaining agreements, the Company contributes to several welfare plans including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total contributions to these welfare funds were approximately $26,873,000, $24,745,000 and $26,034,000 in 1997, 1996 and 1995, respectively.

      In accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees after employment but before retirement, such as workers' compensation, disability benefits and health care continuation coverage during the employee's active years of service.

--------------------------------------------------------------------------------
13. EXECUTIVE AND NON-EMPLOYEE DIRECTORS' INCENTIVE PLANS

Under the Company's 1991 Executive Stock Incentive Plan and 1991 Executive Cash Bonus Plan (together, the "1991 Executive Plans"), the Board of Directors may authorize incentive compensation awards and grant stock options to key employees of the Company. Awards may be granted in cash, restricted and unrestricted shares of the Company's Class A Common Stock, Retirement Units or such other forms as the Board of Directors deems appropriate. Under the 1991 Executive Plans, stock options of up to 20,000,000 shares of Class A Common Stock may be granted and stock awards of up to 1,000,000 shares of Class A Common Stock may be made. In adopting the 1991 Executive Plans, shares previously available for issuance of retirement units and stock options under prior plans are no longer available for future awards.

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

      Under the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), non-qualified options with ten-year terms are granted annually to each non-employee director of the Company. The 1997 annual grant increased the number of shares of Class A Common Stock a director may purchase from the Company from 1,000 to 2,000 shares at the fair market value of such shares at the date of grant. Options for an aggregate of 250,000 shares of Class A Common Stock may be granted under the Directors' Plan.

Changes in the Company's stock options for each of the three years in the period ended December 28, 1997 were as follows:

------------------------------------------------------------------------------------------------
Shares in thousands                1997                    1996                    1995
                          ----------------------  ----------------------  ----------------------
                                     Weighted                Weighted                Weighted
                                     Average                 Average                 Average
                          Shares  Exercise Price  Shares  Exercise Price  Shares  Exercise Price
------------------------------------------------------------------------------------------------
Options outstanding,
 beginning of year        10,369       $28        10,007       $25         9,282       $24
Granted                    2,218        64         2,169        38         2,047        30
Exercised                 (2,658)       25        (1,672)       24          (910)       21
Forfeited                   (137)       17          (135)       28          (412)       27
                          ------                  ------                  ------
Options outstanding, end
 of year                   9,792        37        10,369        28        10,007        25
                          ======                  ======                  ======
Options exercisable,
 end of year               4,639        26         5,279        24         5,273        24
                          ======                  ======                  ======
------------------------------------------------------------------------------------------------

The following table summarizes information about the Company's stock options outstanding as of December 28, 1997:

----------------------------------------------------------------------------------------------------------
Shares in thousands                  Options Outstanding                          Options Exercisable
                     ------------------------------------------------------  -----------------------------
                                    Weighted Average
Exercise Price       Outstanding  Remaining Contractual  Weighted Remaining  Exercisable  Weighted Average
Ranges                 Shares            Life              Exercise Price      Shares      Exercise Price
----------------------------------------------------------------------------------------------------------
$10-19                    222          4 years                  $15              222            $15
$20-29                  3,560          6 years                   24            3,053             24
$30-39                  3,792          9 years                   34            1,364             33
$40-64                  2,218         10 years                   64              --              --
                        -----                                                  -----
                        9,792                                    37            4,639             26
                        =====                                                  =====
----------------------------------------------------------------------------------------------------------

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to accounting for its stock option and employee stock purchase plans (see Note 14) (collectively referred to herein as "Employee Stock Based Plans"). Accordingly, no compensation cost has been recognized for the aforementioned plans. The Company adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in 1996. The weighted average fair value of $18.53 and $10.94 for 1997 and 1996 stock option grants, respectively, and of $8.81 and $5.81 for 1997 and 1996 employee stock purchase plan ("ESPP") rights, respectively, were estimated at the date of grant using the Black-Scholes option valuation model and the following assumptions:

-------------------------------------------------------------------------------------
                                      Stock Options                ESPP Rights
                                    ------------------           ----------------
                                    1997         1996          1997           1996
-------------------------------------------------------------------------------------
Risk-free interest rate            5.72%        6.14%          5.45%          5.47%
Expected life                    5 years      5 years      1.1 years      1.2 years
Expected volatility               22.62%       23.84%         22.62%         21.22%
Expected dividend yield            1.05%        1.56%          1.66%           2.0%
-------------------------------------------------------------------------------------

Had compensation cost for the Employee Stock Based Plans been determined over the vesting period based on the fair value at the grant date for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

--------------------------------------------------------------------------------------------
Dollars in thousands, except per share data            1997                    1996
                                             -----------------------  ----------------------
                                             As reported   Pro forma  As reported  Pro forma
--------------------------------------------------------------------------------------------
Net Income                                     $262,301     $249,582    $84,534     $76,889
Basic earnings per share                       $   2.72     $   2.59    $   .87     $   .79
Diluted earnings per share                     $   2.66     $   2.53    $   .86     $   .78
--------------------------------------------------------------------------------------------

The pro forma effect for 1997 and 1996 on the amounts presented above is not representative of the pro forma effect in future years because it does not take into account pro forma compensation expense related to grants made prior to 1995. The pro forma effect on net income for 1995 is not material because substantially all grants were made in December 1995.

--------------------------------------------------------------------------------
14. CAPITAL STOCK

The 5 1/2 percent cumulative prior preference stock was redeemable at the option of the Company on 30 days' notice at par plus accrued dividends and was entitled to an annual dividend of $5.50 payable quarterly. The Company redeemed all outstanding shares of its 5 1/2 percent cumulative prior preference stock on October 1, 1997, at par value at a cost of $1,753,000.

      The serial preferred stock was subordinate to the 5 1/2 percent cumulative prior preference stock. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

      The Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A shares. As provided for in the Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect thirty percent of the directors of the Board, and the Class A and Class B Common Stock have the right to vote together on reservations of Company stock for stock options and other stock- related plans, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

      At the April 1996 annual meeting of the Company's Class A and B Common Shareholders, an amendment to the 1991 Executive Stock Incentive Plan was approved to reserve an additional 10,000,000 shares of Class A Common Stock for issuance thereunder pursuant to the exercise of stock options.

      In 1996, the Company spent approximately $43,800,000 to repurchase approximately 1,395,000 shares of Class A Common Stock, at an average price of $31.43. In 1997, the Company spent approximately $145,554,000 to repurchase approximately 2,966,000 shares of Class A Common Stock, at an average price of $49.07. In December 1997, the Company's Board of Directors authorized additional expenditures of up to $215,000,000 for share repurchases. Under the authorizations, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. During the period December 29, 1997 through February 1, 1998, the Company spent approximately $37,400,000 to repurchase approximately 577,000 shares of Class A Common Stock at an average price of $64.89. As of February 1, 1998, the remaining amount of repurchase authorizations is approximately $188,500,000. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans at a cost of approximately $22,242,000 in 1997. Had the 1997 and 1996 stock repurchases occurred as of January 1 in the respective years, the impact on earnings per share would have been immaterial.

      In addition to the Company's stock repurchase program, the Company sells equity put options in private placements that entitle the holder, upon exercise, to sell shares of Class A Common Stock to the Company at a specified price. In 1997 and 1996, put options for 180,000 and 40,000 shares were issued for $344,000 and $51,000 in premiums, respectively, which have been accounted for as a part of additional paid-in capital. All put options issued have expired.

      Shares of Class A Common Stock reserved for issuance were as follows:

--------------------------------------------------------------------------------
Shares in thousands                         December 28,       December 29,
                                                   1997               1996
--------------------------------------------------------------------------------
Stock Options
 Outstanding                                      9,792             10,369
 Available                                        7,691              9,793
Employee Stock Purchase Plan
 Available                                        2,936              3,735
Stock Awards Available                              963                964
Voluntary Conversion of
Class B Common Stock
 Available                                          565                568
Retirement Units Outstanding                        159                175
--------------------------------------------------------------------------------
Total                                            22,106             25,604
--------------------------------------------------------------------------------

      Under the 1998 Offering of the ESPP, eligible employees may purchase Class A Common Stock through payroll deductions during 1998 plan year at the lower of $44.84 per share (85% of the average market price on October 1, 1997) or 85% of the average market price on November 25, 1998. Approximately 35 to 40 percent of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company issued approximately 799,000 shares, 967,000 shares and 1,100,000 shares in 1997, 1996 and 1995, respectively.

--------------------------------------------------------------------------------
15. COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES: Such lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating expenses.

      Rental expense amounted to $30,408,000 in 1997, $29,664,000 in 1996, and
$27,699,000 in 1995. The approximate minimum rental commitments under noncancelable leases at December 28, 1997, were as follows: 1998, $14,121,000; 1999, $12,598,000; 2000, $9,160,000; 2001, $6,387,000; 2002, $5,627,000 and
$15,943,000 thereafter.

CAPITAL LEASES: In 1994, the Company recorded a $5,000,000 capital lease for 31 acres of City-owned land in College Point, New York City, on which the Company has completed building a printing and distribution facility. The Company has the option to purchase the property at any time prior to the end of the lease in 2019. Under the terms of the lease agreement with the City of New York, the Company receives various tax and energy cost reductions.

      The Company also has a long-term lease for a building and site in Edison, N.J. The lease provides the Company with certain early cancellation rights, as well as renewal and purchase options.

      For financial reporting purposes, the Edison lease has been classified as a capital lease; accordingly, an asset of approximately $57,000,000 (included in buildings, building equipment and improvements at December 28, 1997 and December 29, 1996) has been recorded.

      The following is a schedule of future minimum lease payments under all capitalized leases together with the present value of the net minimum lease payments as of December 28, 1997:

--------------------------------------------------------------------------------
Dollars in thousands                                                   Amount
--------------------------------------------------------------------------------
1998                                                                 $  7,976
1999                                                                    8,491
2000                                                                    7,958
2001                                                                    7,277
2002                                                                    7,045
Later years                                                            43,365
--------------------------------------------------------------------------------
Total minimum lease payments                                           82,112
Less: imputed interest                                                (32,888)
--------------------------------------------------------------------------------
Present value of net minimum lease payments including
 current maturities of $4,033                                         $49,224
--------------------------------------------------------------------------------

OTHER: There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. Such actions are usually for amounts greatly in excess of the payments, if any, that may be required to be made.

      It is the opinion of management after reviewing such actions with legal counsel to the Company that the ultimate liability which might result from such actions would not have a material adverse effect on the consolidated financial statements.

16. SEGMENTS

The Company's segment and related information is included on pages F-2 and F-3 of this Appendix. The information for the years 1997, 1996 and 1995 appearing therein is presented on a basis consistent with, and is an integral part of, the consolidated financial statements. Revenues from individual customers, revenues between business segments and revenues, operating profit and identifiable assets of foreign operations are not significant.

--------------------------------------------------------------------------------
17. RECLASSIFICATIONS

For comparability, certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
AND STOCKHOLDERS OF
THE NEW YORK TIMES COMPANY:

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1997. Our audits also include the financial statement schedule listed in the Index at Item 14a. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 28, 1997 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
New York, New York
January 30, 1998

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

--------------------------------------------------------------------------------
MARKET INFORMATION
--------------------------------------------------------------------------------

The Class A Common Stock is listed on the New York Stock Exchange. Prior to September 25, 1997, the Class A Common Stock was listed on the American Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The approximate number of security holders of record as of January 31, 1998 was as follows: Class A Common Stock: 12,055; Class B Common Stock: 35.

The market price range of Class A Common Stock in 1997 and 1996 is as follows:

--------------------------------------------------------------------------------
  Quarter Ended           1997                                   1996
--------------------------------------------------------------------------------
                      High       Low                         High       Low

March 30            $47.88    $36.38    March 31           $30.50    $25.75
June 29              51.75     40.00    June 30             33.87     28.37
September 28         55.31     45.56    September 29        33.87     27.50
December 28          66.50     50.00    December 29         39.87     33.25
Year                 66.50     36.38    Year                39.87     25.75
--------------------------------------------------------------------------------

QUARTERLY INFORMATION (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
Dollars and shares in millions,        First Quarter      Second Quarter   Third Quarter   Fourth Quarter           Year
except per share data               -----------------------------------------------------------------------------------------
                                      1997 (a)   1996    1997 (a)   1996    1997    1996     1997    1996      1997      1996
-----------------------------------------------------------------------------------------------------------------------------
Revenues                            $692.4     $627.6  $721.9     $649.5  $683.6  $631.4   $768.4  $719.8  $2,866.4  $2,628.3
-----------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
   Production costs:
     Raw materials                    73.5      105.6    76.3       96.4    78.3    85.8     89.7    75.7     317.8     363.5
     Wages and benefits              158.4      136.8   149.3      135.6   145.6   140.7    151.6   144.5     604.9     557.5
     Other                           114.6      105.1   119.7      106.1   126.1   109.9    129.1   118.9     489.5     440.0
-----------------------------------------------------------------------------------------------------------------------------
   Total                             346.5      347.5   345.3      338.1   350.0   336.4    370.4   339.1   1,412.2   1,361.0
   Selling, general and
     administrative expenses         244.6      219.5   249.3      228.9   242.3   232.1    262.8   286.7     999.1     967.2
   Impairment Loss                      --         --      --         --      --   126.8       --      --        --     126.8
-----------------------------------------------------------------------------------------------------------------------------
Total                                591.1      567.0   594.6      567.0   592.3   695.3    633.2   625.8   2,411.3   2,455.0
-----------------------------------------------------------------------------------------------------------------------------
Operating profit (loss)              101.3       60.6   127.3       82.5    91.3   (63.9)   135.2    94.0     455.1     173.3
Income from Joint Ventures             1.3        4.7     3.1        2.2     3.4     6.4      6.3     4.9      14.0      18.2
Interest expense, net                  8.3        6.4    11.4        6.0    11.7     8.0     10.8     6.0      42.1      26.4
Net gain on dispositions of assets      --         --      --        7.8      --    25.1     10.4      --      10.4      32.9
Income taxes                          42.5       26.2    34.1       39.7    36.8     7.3     61.8    40.2     175.1     113.4
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                   $ 51.8     $ 32.7  $ 84.9     $ 46.8  $ 46.2  $(47.7)  $ 79.3  $ 52.7  $  262.3  $   84.6
-----------------------------------------------------------------------------------------------------------------------------
Average number of common
   shares outstanding
     Basic                            97.8       97.7    96.2       97.8    95.9    97.0     96.2    96.8      96.5      97.3
     Diluted                          99.6       98.4    98.1       98.9    98.0    98.0     98.5    98.3      98.6      98.4
Per share of common stock
   Basic Earnings                   $  .53     $  .33  $  .88     $  .48  $  .48  $ (.49)  $  .82  $  .54  $   2.72  $    .87
   Diluted Earnings                    .52        .33     .87        .47     .47    (.49)     .81     .54      2.66       .86
-----------------------------------------------------------------------------------------------------------------------------
   Dividends                           .15        .14     .16        .14     .16     .14      .17     .15       .64       .57
-----------------------------------------------------------------------------------------------------------------------------

      All earnings per share amounts for special items below are the same basic and diluted earnings per share unless otherwise noted.

      The 1997 and 1996 quarters do not equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table above.

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

      First-quarter 1997 results included a $2.5 million pre-tax charge ($.01 per share) for severance and related costs for work force reductions ("buyouts").

      Second-quarter 1997 results included an $18.0 million favorable adjustment ($.19 basic earning per share, $.18 diluted earnings per share) resulting from the completion of the Company's federal income tax audits for periods through 1992.

      Fourth-quarter 1997 results included a $10.4 million aggregate pre-tax gain ($.06 per share) resulting from the sale of the assets of the tennis, sailing and ski businesses and certain small properties, net of the exit costs associated with the shutdown of a golf-related business. Fourth-quarter 1997 results also included a $10.1 million pre-tax noncash charge ($.06 per share) relating to EITF Issue No. 97-13 and a $6.0 million pre-tax charge ($.04 basic earnings per share, $.03 diluted earning per share) for buyouts.

      First-quarter 1996 results included a $1.2 million pre-tax charge for buyouts.

      Second-quarter 1996 results included a $4.4 million pre-tax charge ($.03 per share) for buyouts and a $7.8 million pre-tax gain ($.04 per share) on the sale of the 110 Fifth Avenue building.

      Third-quarter 1996 results included a $126.8 million pre-tax noncash accounting charge ($.97 basic earning per share, $.96 diluted earnings per share) related to the measurement for impairment of long-lived assets as required by SFAS No. 121, a $25.1 million pre-tax gain ($.14 per share) resulting from the realization of a gain contingency from the disposition of a paper mill in a prior year and a $7.0 million pre-tax charge ($.04 per share) for buyouts.

      Fourth-quarter 1996 results included a $31.5 million pre-tax charge ($.18 per share) for buyouts.

(a) For comparability, certain amounts have been reclassified to conform with the current presentation.

TEN-YEAR SUPPLEMENTAL FINANCIAL DATA
--------------------------------------------------------------------------------------------------------------------------------
Dollars and shares in millions,                                              Years Ended December
except per share data                     --------------------------------------------------------------------------------------
                                            1997    1996    1995    1994     1993      1992      1991     1990     1989     1988
--------------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
Revenues                                  $2,866  $2,628  $2,428  $2,397  $ 2,057   $ 1,810   $ 1,737   $1,808  $ 1,797   $1,728
--------------------------------------------------------------------------------------------------------------------------------
Operating Profit                             455     173     233     211      126        88        93      129      168      251
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from  Joint Ventures            14      18      15       5      (53)       (9)       (9)       8      (11)      35
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from continuing operations     262      85     136     213        6       (11)       47       65       68      161
Discontinued operations                       --      --      --      --       --        --        --       --      199        7
Net cumulative effect of
   accounting changes                         --      --      --      --       --       (34)       --       --       --       --
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                            262      85     136     213        6       (45)       47       65      267      168
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET
Total assets                               3,639   3,540   3,390   3,138    3,215     1,995     2,128    2,150    2,188    1,915
Long-term debt
   and capital lease obligations             535     637     638     523      460       207       213      319      337      378
Common stockholders' equity                1,728   1,623   1,610   1,544    1,599     1,000     1,073    1,056    1,064      873
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Continuing operations                       2.72     .87    1.40    2.05      .07      (.14)      .61      .85      .87     2.00
Discontinued operations                       --      --      --      --       --        --        --       --     2.52      .08
Net cumulative effect of
   accounting changes                         --      --      --      --       --      (.43)       --       --       --       --
Basic Earnings                              2.72     .87    1.40    2.05      .07      (.57)      .61      .85     3.39     2.08
Diluted Earnings                            2.66     .86    1.39    2.04      .07      (.57)      .60      .84     3.37     2.06
Dividends                                    .64     .57     .56     .56      .56       .56       .56      .54      .50      .46
Common stockholders'
   equity (end of year)                    17.90   16.69   16.50   15.71    14.96     12.54     13.70    13.68    13.63    11.02
--------------------------------------------------------------------------------------------------------------------------------
Shares Outstanding (end of year)
Class A and Class B Common                  96.6    97.7    97.6    98.2    106.9      79.7      78.4     77.2     78.1     79.2
--------------------------------------------------------------------------------------------------------------------------------
Market Price (end of year)                 64.06   38.50   29.62   22.12    26.25     26.37     23.62    20.62    26.37    26.87
--------------------------------------------------------------------------------------------------------------------------------

1997 - Results included: a $10.4 million pre-tax gain ($.06 per share) resulting from the sale of the assets of the tennis, sailing and ski businesses and certain small properties, net of the exit costs associated with the shutdown of a golf-related business; a $10.1 million pre-tax noncash accounting charge ($.06 per share) related to EITF 97-13; an $8.5 million pre-tax charge ($.05 per share) for buyouts; an $18.0 million ($.19 basic earnings per share, $.18 diluted earnings per share) favorable tax adjustment.

1996 -Results included: a $126.8 million pre-tax noncash accounting charge ($.97 basic earnings per share, $.96 diluted earnings per share) related to SFAS 121; $44.1 million pre-tax charge ($.25 per share) for buyouts; $25.1 million pre-tax gain ($.14 per share) resulting from the realization of a gain contingency from the disposition of a paper mill in a prior year; $7.8 million pre-tax gain ($.04 per share) on the sale of an office building.

1995 - Results included: a net pre-tax gain of $11.3 million ($.05 per share) from the sales of small newspapers; $10.1 million pre-tax charge ($.06 per share) for buyouts.

1994 - Results included: a net pre-tax gain of $200.9 million ($.99 per share) from the sales of the Women's Magazines Division and U.K. golf publications, and the disposition of a minority interest in a newsprint mill.

1993 - Results included: a pre-tax $3.7 million charge ($.02 per share) for rate adjustments due to a severe snowstorm; $4.4 million ($.05 per share) of additional tax expense for remeasurement of deferred tax balances due to the enactment of the 1993 Tax Act; $1.2 million ($.02 per share) of additional tax expense due to the 1993 Tax Act which increased the federal corporate income tax rate; a $2.6 million pre-tax gain ($.02 per share) from the sale of assets; $35.4 million of pre-tax charges ($.23 per share) for buyouts; pre-tax noncash charge of $47.0 million ($.56 basic earnings per share, $.55 diluted earnings per share) to write down the Gaspesia investment.

1992 - Results included: $53.8 million pre-tax loss ($.47 per share) on the closing of The Gwinnett (Ga.) Daily News; a $3.1 million pre-tax gain ($.02 per share) from the sale of assets; a $28.0 million pre-tax charge ($.20 per share) for buyouts; $21.4 million pre-tax charge ($.15 per share) for labor disruptions, training and start-up costs at Edison. Net cumulative effect of accounting changes ($.43 basic earnings per share, $.42 diluted earnings per share includes the change in methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits.

1991 - Results included: a $20.0 million pre-tax charge ($.15 per share) for voluntary union staff reductions at The Times; the reversal of a provision for income taxes of $10.0 million ($.13 per share) for a favorable tax settlement.

1989 - Results included: an after-tax gain of $193.3 million ($2.46 basic earnings per share, $2.44 diluted earnings per share) from the sale of the Company's cable television operations, of which the gain and results of operations through the 1989 sale date are included as discontinued operations ($2.52 basic earnings per share, $2.50 diluted earnings per share); a $30.0 million pre-tax charge ($.22 per share) for buyouts; a pre-tax charge of $27.2 million ($.35 per share) for a valuation reserve against the Company's investment in the Forest Products Investments.

                                                                     SCHEDULE II

                           THE NEW YORK TIMES COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 28, 1997

-------------------------------------------------------------------------------------
         Column A                 Column B      Column C      Column D      Column E
-------------------------------------------------------------------------------------
                                               Additions   Deductions for
                                               charged to   purposes for
                                 Balance at    costs and       which       Balance at
                                beginning of  expenses or   accounts were    end of
       Description                 period       revenues       set up        period
-------------------------------------------------------------------------------------
                                                   Dollars in thousands
Year Ended December 28, 1997
 Deducted from assets to which
 they apply
  Uncollectible accounts .......  $24,359      $22,423        $25,893       $20,889
  Returns and allowances, etc ..    6,953        8,997         10,952         4,998
                                  -------      -------        -------       -------
   Total .......................  $31,312      $31,420        $36,845       $25,887
                                  =======      =======        =======       =======

Year Ended December 29, 1996
 Deducted from assets to which
 they apply
  Uncollectible accounts .......  $18,942      $23,526        $18,109       $24,359
  Returns and allowances, etc ..    6,923       10,324         10,294         6,953
                                  -------      -------        -------       -------
   Total .......................  $25,865      $33,850        $28,403       $31,312
                                  =======      =======        =======       =======

Year Ended December 31, 1995
 Deducted from assets to which
 they apply
  Uncollectible accounts .......  $22,268      $20,749        $24,075       $18,942
  Returns and allowances, etc ..    5,889        9,892          8,858         6,923
                                  -------      -------        -------       -------
   Total .......................  $28,157      $30,641        $32,933       $25,865
                                  =======      =======        =======       =======

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

      (3.2) By-laws as amended through February 19, 1998.

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

      (10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through February 19, 1998.

      (10.3) The Company's 1991 Executive Cash Bonus Plan, as amended through September 19, 1996 (filed as an Exhibit to the Company's 10-Q dated November 12, 1996, and incorporated by reference herein).

      (10.4) The Company's Non-Employee Directors' Stock Option Plan, as amended through February 19, 1998.

      (10.5) The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 11, 1996, and incorporated by reference herein).

      (10.6) Amendment No. 1, dated May 1, 1997, to the Company's Supplemental Executive Retirement Plan (filed as an Exhibit to the Company's Form 10-Q dated March 30, 1997, and incorporated by reference herein).

      (10.7) Lease (short form) between the Company and Z Edison Limited Partnership dated April 8, 1987 (filed as an Exhibit to the Company's Form 10-K dated March 27, 1988, and incorporated by reference herein).

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

      (10.16) API's Supplemental Executive Retirement Plan, as amended effective December 17, 1996.

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

      (10.19) The Company's Deferred Executive Compensation Plan.

      (10.20) The New York Times Designated Employees Deferred Earnings Plan.

      (10.21) The Company's Non-Employee Directors Deferral Plan (filed as an Exhibit to the Company's Form 10-Q dated November 12, 1997, and incorporated by reference herein).

      (21) Subsidiaries of the Company.

      (23) Consent of Deloitte & Touche LLP.

      (27) Financial Data Schedule.