Form 10-Q
period 1998-03-29
NEW YORK TIMES CO
filed 1998-05-07
CIK 71691

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR QUARTER ENDED              March 29, 1998
                                   ----------------------
     COMMISSION FILE NUMBER                1-5837
                                   ----------------------

                            ------------------------

                           THE NEW YORK TIMES COMPANY

             (Exact name of registrant as specified in its charter)

                  NEW YORK                                      13-1102020
---------------------------------------------  ---------------------------------------------
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)

                    229 WEST 43RD STREET, NEW YORK, NEW YORK
                    (Address of principal executive offices)

                                     10036
                                   ---------
                                   (Zip Code)

       Registrant's telephone number, including area code    212-556-1234

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    Number of shares of each class of the registrant's common stock outstanding as of May 3, 1998 (exclusive of treasury shares):

Class A Common Stock................................................................................  95,403,489 shares
Class B Common Stock................................................................................  424,801 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           THE NEW YORK TIMES COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            FOR THE QUARTER ENDED
                                                                                            ----------------------
                                                                                            MARCH 29,   MARCH 30,
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                  (13 WEEKS)
Revenues
  Advertising.............................................................................  $  507,478  $  477,378
  Circulation.............................................................................     169,522     168,554
  Other...................................................................................      45,563      46,529
                                                                                            ----------  ----------
      Total...............................................................................     722,563     692,461
                                                                                            ----------  ----------
Production Costs
  Raw Materials...........................................................................      87,778      74,975
  Wages and Benefits......................................................................     153,722     158,364
  Other...................................................................................     121,804     113,147
                                                                                            ----------  ----------
      Total...............................................................................     363,304     346,486
Selling, General and Administrative Expenses..............................................     242,889     244,720
                                                                                            ----------  ----------
      Total...............................................................................     606,193     591,206
                                                                                            ----------  ----------
Operating Profit..........................................................................     116,370     101,255
Income from Joint Ventures................................................................       4,371       1,315
Interest Expense--net.....................................................................      10,143       8,318
Gain on Disposition of Assets.............................................................       4,619      --
                                                                                            ----------  ----------
Income Before Income Taxes................................................................     115,217      94,252
Income Taxes..............................................................................      50,580      42,413
                                                                                            ----------  ----------
Net Income................................................................................  $   64,637  $   51,839
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Average Number of Common Shares Outstanding
  Basic...................................................................................      96,296      97,822
  Diluted.................................................................................      98,577      99,604
Per Share of Common Stock
  Basic Earnings..........................................................................  $      .67  $      .53
  Diluted Earnings........................................................................  $      .66  $      .52
  Dividends...............................................................................  $      .17  $      .15

           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                        MARCH 29,    DECEMBER 28,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
ASSETS
Current Assets
  Cash and short-term investments....................................................  $     65,749   $  106,820
  Accounts receivable-net............................................................       341,601      331,287
  Inventories
    Newsprint and magazine paper.....................................................        33,418       27,694
    Work-in-process, etc.............................................................         4,728        4,440
                                                                                       ------------  ------------
      Total inventories..............................................................        38,146       32,134
  Deferred Income Taxes..............................................................        60,039       60,039
  Other current assets...............................................................        90,001       85,555
                                                                                       ------------  ------------
      Total current assets...........................................................       595,536      615,835
                                                                                       ------------  ------------

Other Assets
  Investment in joint ventures.......................................................       135,744      133,054
  Property, plant and equipment (less accumulated depreciation of $890,520 in 1998
    and $868,274 in 1997)............................................................     1,344,408    1,366,931
  Intangible assets acquired
    Cost in excess of net assets acquired (less accumulated amortization of $218,925
      in 1998 and $210,815 in 1997)..................................................       985,095      993,206
    Other intangible assets acquired (less accumulated amortization of $49,205 in
      1998 and $43,975 in 1997)......................................................       379,269      384,499
  Miscellaneous assets...............................................................       155,174      145,493
                                                                                       ------------  ------------
TOTAL ASSETS.........................................................................  $  3,595,226   $3,639,018
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                        MARCH 29,    DECEMBER 28,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                       (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable...................................................................  $    168,081   $  189,580
  Accrued payroll and other related liabilities......................................        69,069      103,511
  Accrued expenses...................................................................       249,858      217,742
  Unexpired subscriptions............................................................        87,093       82,621
  Current portion of long-term debt and capital lease obligations....................       179,680      104,033
                                                                                       ------------  ------------

    Total current liabilities........................................................       753,781      697,487
                                                                                       ------------  ------------

Other Liabilities

  Long-term debt.....................................................................       414,759      490,237
  Capital lease obligations..........................................................        44,034       45,191
  Deferred income taxes..............................................................       187,396      186,705
  Other..............................................................................       497,709      491,336
                                                                                       ------------  ------------

    Total other liabilities..........................................................     1,143,898    1,213,469
                                                                                       ------------  ------------

    Total Liabilities................................................................     1,897,679    1,910,956
                                                                                       ------------  ------------

Stockholders' Equity

  Capital stock......................................................................        11,467       11,385
  Additional paid-in capital.........................................................       793,935      773,367
  Earnings reinvested in the business................................................     1,537,179    1,488,910
  Common stock held in treasury, at cost.............................................      (645,034)    (545,600)
                                                                                       ------------  ------------

    Total stockholders' equity.......................................................     1,697,547    1,728,062
                                                                                       ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................  $  3,595,226   $3,639,018
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                            FOR THE QUARTER ENDED
                                                                                            ----------------------
                                                                                            MARCH 29,   MARCH 30,
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                  (13 WEEKS)
OPERATING ACTIVITIES:
Net cash provided by operating activities.................................................  $   74,622  $  104,607
                                                                                            ----------  ----------
INVESTING ACTIVITIES:
Additions to property, plant and equipment................................................     (25,185)    (44,746)
Net proceeds from disposition.............................................................       9,934      --
Other-net.................................................................................        (994)         66
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................     (16,245)    (44,680)
                                                                                            ----------  ----------
FINANCING ACTIVITIES:
Commercial paper borrowings...............................................................      --         (30,600)
Long-term debt reduction..................................................................      (1,002)       (973)
Capital Shares
  Issuance................................................................................       2,302       4,002
  Repurchase..............................................................................     (84,380)    (10,970)
Dividends paid to stockholders............................................................     (16,368)    (14,717)
                                                                                            ----------  ----------
Net cash used in financing activities.....................................................     (99,448)    (53,258)
                                                                                            ----------  ----------
(Decrease)/increase in Cash and short-term investments....................................     (41,071)      6,669
Cash and short-term investments at the beginning of the year..............................     106,820      39,103
                                                                                            ----------  ----------
Cash and short-term investments at the end of the quarter.................................  $   65,749  $   45,772
                                                                                            ----------  ----------
                                                                                            ----------  ----------

NONCASH FINANCING TRANSACTIONS:

    Repurchases of common stock in connection with certain exercises under the Company's stock option plans increased treasury stock by $17,347 and $23,312 in 1998 and 1997, respectively. Additional paid-in capital increased by a corresponding amount.

SUPPLEMENTAL INFORMATION:

    Amounts in these statements of cash flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

    The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 28, 1997 for The New York Times Company (the "Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim period ended, have been included. Due to the seasonal nature of the Company's business, results for the interim periods are not necessarily indicative of a full year's operations.

    Certain reclassifications have been made to the 1997 Condensed Consolidated Financial Statements to conform with classifications used at March 29, 1998.

2.  INCOME TAXES

    The reasons for the variances between the effective tax rate on income before income taxes and the federal statutory rate are as follows:

                                                                    MARCH 29,               MARCH 30,
                FOR THE THIRTEEN WEEKS ENDED                           1998                    1997
------------------------------------------------------------  ----------------------  ----------------------
                                                                            % OF                    % OF
                                                               AMOUNT      PRETAX      AMOUNT      PRETAX
                                                              ---------  -----------  ---------  -----------
                                                                          (DOLLARS IN THOUSANDS)
Tax at federal statutory rate...............................  $  40,326        35.0%  $  32,988        35.0%
State and local taxes-net of federal benefit................      7,764         6.8%      7,055         7.5%
Amortization of nondeductible intangible
assets acquired.............................................      2,219         1.9%      2,202         2.3%
Other-net...................................................        271         0.2%        168         0.2%
                                                              ---------         ---   ---------         ---
Income Tax Expense..........................................  $  50,580        43.9%  $  42,413        45.0%
                                                              ---------         ---   ---------         ---

3.  DEBT OBLIGATIONS

    The Company currently maintains $300,000,000 in revolving credit agreements which require, among other matters, specified levels of stockholders' equity. At March 29, 1998, approximately $905,300,000 of stockholders' equity was unrestricted under these agreements.

    On April 2, 1998, the Company's tender offer for any and all of its $150,000,000 of outstanding publicly-held 8-1/4 percent debentures due March 15, 2025, expired. The debenture holders tendered $78,100,000 of the outstanding debentures. The amount tendered was reclassified from long-term to current debt in the Company's Condensed Consolidated Balance Sheet at March 29, 1998. In the second quarter of 1998, the Company will record a pretax extraordinary charge of approximately $14,000,000 (approximately $7,900,000 after-tax) relating to the debentures tendered.

4.  STOCK REPURCHASE PROGRAM

    During the first three months of 1998, the Company repurchased approximately 1,100,000 shares of Class A Common Stock at a cost of approximately $70,600,000. The average price of these repurchases was approximately $65 per share. To date, approximately $134,400,000 remain from the December 1997

                           THE NEW YORK TIMES COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

4.  STOCK REPURCHASE PROGRAM (CONTINUED)
authorization of $215,000,000. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans at a cost of approximately $11,400,000 in the first quarter of 1998.

5.  VOLUNTARY STAFF REDUCTIONS

    In the first quarter of 1997, the Company recorded approximately $2,500,000, or $.01 basic and diluted earnings per share, at corporate headquarters and The New York Times, for pretax charges relating to staff reductions. At March 29, 1998, and December 28, 1997, approximately $15,900,000 and $25,000,000, respectively, of these charges were unpaid. This balance will be principally paid within two years.

6.  COMPREHENSIVE INCOME

    In the first quarter of 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). Comprehensive Income for the Company includes foreign currency translation adjustments in addition to net income as reported in the Company's Condensed Consolidated Financial Statements. Comprehensive income was the same as net income for the quarters ended March 29, 1998 and March 30, 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    Advertising and circulation revenues accounted for approximately 70% and 23%, respectively, of the Company's revenues in the first quarter of 1998. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters since economic activity tends to be lower in the post-holiday season and the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

    Newsprint is the major component of the Company's cost of raw materials. The Company's cost of newsprint was higher in the first quarter of 1998 than in the comparable 1997 quarter. A price increase may occur later in the year which could further increase the Company's cost of newsprint in 1998.

    The special items that affected the 1998 and 1997 first-quarter results were as follows:

        1998

    - $4.6 million ($.03 basic and diluted earnings per share) pretax gain from the sale of equipment.

        1997

    - $2.5 million ($.01 basic and diluted earnings per share) pretax charge for severance and related costs resulting from work force reductions ("buyouts").

RESULTS OF OPERATIONS--FIRST QUARTER OF 1998
  COMPARED WITH FIRST QUARTER OF 1997

    The 1998 first-quarter net income was $64.6 million or $.67 basic ($.66 diluted) earnings per share compared with net income of $51.8 million or $.53 basic ($.52 diluted) earnings per share in the first quarter of 1997. The higher 1998 net income was principally due to higher advertising revenues, partially offset by higher newsprint costs and depreciation expense related to new production facilities.

    Revenues for the first quarter of 1998 were $722.6 million, an approximately 4% increase over 1997 first-quarter revenues of $692.5 million. On a comparable basis, adjusted for the 1997 disposition of certain properties, 1998 first-quarter revenues increased by approximately 7% over the 1997 first quarter.

    Production costs for the first quarter of 1998 were $363.3 million, an approximately 5% increase over the 1997 first-quarter production costs of $346.5 million. The increase was primarily due to higher newsprint costs and depreciation expense associated with the new production facilities; in addition, 1997 costs were higher due to one-time pressmen bonuses.

    Selling, general and administrative expenses ("SGA expenses") in the first quarter of 1998 were $242.9 million, an approximately 1% decrease over the 1997 first-quarter SGA expenses of $244.7 million. SGA expenses, exclusive of buyouts, were flat in the first quarter of 1998 as compared with the first quarter of 1997.

    Operating profit in the first quarter of 1998 was $116.4 million compared with $101.3 million in the 1997 first quarter. Operating profit increased to $116.4 million in the first quarter of 1998 from $103.8 million in 1997, excluding buyouts. The improvement in operating profit was principally due to higher advertising revenues at the Newspaper Group and the Broadcast Group.

    The 1998 first-quarter earnings before interest, income taxes, depreciation and amortization ("EBITDA") rose to $166.6 million from $143.0 million in the comparable 1997 period. EBITDA is presented because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under generally accepted accounting principles ("GAAP"). The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

    Income from Joint Ventures increased to $4.4 million in the 1998 first quarter from $1.3 million in 1997. The increase was primarily due to higher income from equity investments in paper mills.

    Interest expense-net increased to $10.1 million in the 1998 first quarter from $8.3 million in 1997. The increase was due to lower capitalization of interest expense associated with construction, partially offset by higher interest income. Interest income and capitalized interest included in the amounts presented was $1.6 million and $4.1 million in 1998 and 1997, respectively.

    The effective income tax rate for the first quarter of 1998 was 43.9% compared with an effective income tax rate of 45.0% in the comparable 1997 period. The decrease in the effective income tax rate was primarily related to lower state and local income taxes.

SEGMENT INFORMATION

                                                                                            FOR THE QUARTER ENDED
                                                                                            ----------------------
                                                                                            MARCH 29,   MARCH 30,
                                                                                               1998        1997
                                                                                            ----------  ----------

                                                                                                  (13 WEEKS)
                                                                                            (DOLLARS IN THOUSANDS)
REVENUES
Newspapers................................................................................  $  657,330  $  620,960
Broadcast.................................................................................      33,298      31,354
Magazines.................................................................................      31,935      40,147
                                                                                            ----------  ----------
    Total.................................................................................  $  722,563  $  692,461
                                                                                            ----------  ----------
                                                                                            ----------  ----------
OPERATING PROFIT (LOSS)
Newspapers................................................................................  $  107,589  $   98,463
Broadcast.................................................................................       7,284       5,684
Magazines.................................................................................       8,318       5,711
Unallocated Corporate Expenses............................................................      (6,821)     (8,603)
                                                                                            ----------  ----------
    Total.................................................................................  $  116,370  $  101,255
                                                                                            ----------  ----------
                                                                                            ----------  ----------
DEPRECIATION AND AMORTIZATION
Newspapers................................................................................  $   42,015  $   36,899
Broadcast.................................................................................       4,456       4,718
Magazines.................................................................................      (2,131)     (1,737)
Corporate.................................................................................       1,409         423
Joint Ventures............................................................................          88          89
                                                                                            ----------  ----------
    Total.................................................................................  $   45,837  $   40,392
                                                                                            ----------  ----------
                                                                                            ----------  ----------

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

                                                                        FOR THE QUARTER ENDED
                                                                        ----------------------
                                                                        MARCH 29,   MARCH 30,
                                                                           1998        1997
                                                                        ----------  ----------

                                                                              (13 WEEKS)
                                                                        (DOLLARS IN THOUSANDS)
REVENUES
Newspapers............................................................  $  651,992  $  618,690
New Ventures..........................................................       5,338       2,270
                                                                        ----------  ----------
Total Revenues........................................................  $  657,330  $  620,960
                                                                        ----------  ----------
EBITDA
Newspapers............................................................  $  150,929  $  136,657
New Ventures..........................................................      (1,325)     (1,295)
                                                                        ----------  ----------
Total EBITDA..........................................................  $  149,604  $  135,362
                                                                        ----------  ----------
OPERATING PROFIT (LOSS)
Newspapers............................................................  $  109,252  $   99,970
New Ventures..........................................................      (1,663)     (1,507)
                                                                        ----------  ----------
Total Operating Profit................................................  $  107,589  $   98,463
                                                                        ----------  ----------

    The Newspaper Group's operating profit rose to $107.6 million in the first quarter of 1998 compared with $100.0 million in the 1997 first quarter, excluding buyouts. Revenues were $657.3 million in the first quarter of 1998 compared with $621.0 million in 1997. The 6% increase in the Group's revenues for the quarter was primarily due to higher advertising revenues as a result of higher rates and volume. Continued strength in classified and national advertising was a significant factor. Additionally, first-quarter volume benefited from the timing of Easter, which occurred in April rather than in March as it did in the prior year. Typically, advertising volume declines on Easter Sunday when readership is lower due to observance of the holiday. The improvement in operating profit in the first quarter of 1998 was primarily attributable to the increase in advertising revenues of approximately 8%, offset by higher depreciation expense related to new production facilities and an unfavorable 24% increase in the Company's cost of newsprint compared to the comparable 1997 period. The increase in the cost of newsprint was partially attributable to an increase in newsprint consumption related to higher advertising volume.

    Advertising volume on a comparable basis for the quarter was as follows:

                                                                                               FOR THE QUARTER ENDED
                                                                                                   MARCH 29, 1998
                                                                                              ------------------------
                                                                                                           % CHANGE
                                                                                               VOLUME      VS. 1997
                                                                                              ---------  -------------

                                                                                               (INCHES IN THOUSANDS)
ADVERTISING VOLUME (EXCLUDING PREPRINTS)
The New York Times..........................................................................      939.5          1.2%
The Boston Globe............................................................................      712.2          0.6%
Regional Newspapers.........................................................................    3,847.2          2.8%

    Advertising volume at The Times for the first quarter of 1998 increased 1.2% over the 1997 first quarter. The national and classified categories showed increases of 5.3% and 5.8%, respectively, while the retail and zoned categories were down 5.8% and 5.2%, respectively. Preprint distribution was up 17.4%.

    At The Globe, advertising volume for the first quarter of 1998 increased 0.6% over the 1997 first quarter. Advertising volume was higher in the national and classified categories by 13.3% and 1.5%, respectively, while the retail and zoned categories were down 10.2% and 6.7%, respectively. Preprint distribution was up 1.1%.

    At the Regional Newspapers, advertising volume for the first quarter of 1998 increased 2.8% over the 1997 first quarter. National, classified and legal advertising categories improved by 6.4%, 5.9% and 4.4%, respectively, with the retail category remaining flat. Preprint distribution increased 6.1%.

    Certain of the advertising volume variances noted above were exacerbated by the timing of Easter Sunday.

    Average circulation of daily newspapers for the quarter ended March 29, 1998, on a comparable basis, was as follows:

                                                                                FOR THE QUARTER ENDED MARCH 29, 1998
                                                                        ----------------------------------------------------
                                                                                       % CHANGE                  % CHANGE
                                                                          WEEKDAY      VS. 1997      SUNDAY      VS. 1997
                                                                        -----------  -------------  ---------  -------------

                                                                                       (COPIES IN THOUSANDS)
AVERAGE NET PAID CIRCULATION
The New York Times....................................................     1,104.2           1.2%     1,656.2          0.8%
The Boston Globe......................................................       461.9           0.1%       746.1         (0.7)%
Regional Newspapers...................................................       777.5           0.9%       833.7          0.2%

    BROADCAST GROUP: The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

                                                                          FOR THE QUARTER ENDED
                                                                         ------------------------
                                                                          MARCH 29,    MARCH 30,
                                                                            1998         1997
                                                                         -----------  -----------

                                                                                (13 WEEKS)
                                                                          (DOLLARS IN THOUSANDS)
Revenues...............................................................   $  33,298    $  31,354
                                                                         -----------  -----------
EBITDA.................................................................   $  11,740    $  10,402
                                                                         -----------  -----------
Operating Profit.......................................................   $   7,284    $   5,684
                                                                         -----------  -----------

    The Broadcast Group's operating profit rose to $7.3 million in the first quarter of 1998 from $5.7 million in 1997, on revenues of $33.3 million and $31.4 million, respectively. The increase in operating profit was primarily attributable to stronger advertising revenues, particularly at the four CBS affiliates due to Winter Olympics advertising.

    MAGAZINE GROUP: The Magazine Group is comprised of three golf-related publications and related activities in the golf field, and New Ventures, such as on-line magazine services. The revenue for the Group includes the amortization of a $40.0 million non-compete agreement ("Non-Compete"), associated with the divestiture of the Women's Magazine Division, which is being recognized on a straight-line basis over four years ending in July 1998.

                                                                          FOR THE QUARTER ENDED
                                                                         ------------------------
                                                                          MARCH 29,    MARCH 30,
                                                                            1998         1997
                                                                         -----------  -----------

                                                                                (13 WEEKS)
                                                                          (DOLLARS IN THOUSANDS)
REVENUES
Magazines..............................................................   $  29,186    $  37,377
Non-Compete............................................................       2,500        2,500
New Ventures...........................................................         249          270
                                                                         -----------  -----------
Total Revenues.........................................................   $  31,935    $  40,147
                                                                         -----------  -----------
EBITDA
Magazines..............................................................   $   6,306    $   6,158
New Ventures...........................................................        (119)      (2,184)
                                                                         -----------  -----------
Total EBITDA...........................................................   $   6,187    $   3,974
                                                                         -----------  -----------
OPERATING PROFIT (LOSS)
Magazines..............................................................   $   5,937    $   5,600
Non-Compete............................................................       2,500        2,500
New Ventures...........................................................        (119)      (2,389)
                                                                         -----------  -----------
Total Operating Profit.................................................   $   8,318    $   5,711
                                                                         -----------  -----------

    The Magazine Group's first-quarter operating profit was $8.3 million in 1998 compared with $5.7 million in 1997 on revenues of $31.9 million and $40.1 million, respectively. The improvement in operating profit was principally attributable to the Company's exit from the tee time reservation business in the fourth quarter of 1997. The Group's revenues decreased as a result of the sale of the Company's tennis, sailing and ski magazine businesses in the fourth quarter of 1997. The results of the sold magazines were included in the Group's results for the first eleven months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $74.6 million in the 1998 first quarter compared with $104.6 million in 1997. The decrease of $30.0 million in 1998 was primarily due to an increase in working capital partially offset by an improvement in earnings. Net cash used in investing activities was $16.2 million in the first quarter of 1998 compared with $44.7 million in 1997. The decrease of $28.4 million in 1998 was primarily due to lower capital expenditures. Net cash used in financing activities was $99.4 million in the first quarter of 1998 compared with $53.3 million in the first quarter of 1997. The increase of $46.1 million in 1998 was primarily related to higher stock repurchases.

    The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover working capital needs, stock repurchases, planned capital expenditures, dividend payments to stockholders and other cash requirements. The ratio of current assets to current liabilities was .79 and .73 at March 29, 1998, and March 30, 1997, respectively. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 21% at March 28, 1998 (see Recent Developments below), compared with 28% at March 30, 1997.

    FINANCING: The Company currently maintains $300.0 million in revolving credit agreements, which require, among other matters, specified levels of stockholders' equity. Approximately $905.3 million and $930.0 million of stockholders' equity was unrestricted under these agreements at March 29, 1998, and March 30, 1997, respectively. The Company plans to renew $100.0 million of the revolving credit agreements which expire in July 1998. The Company's long-term debt, including capital leases, was $458.8 million and $636.5 million at March 29, 1998, and March 30, 1997, respectively.

    CAPITAL EXPENDITURES: The Company currently estimates that capital expenditures for 1998 will range from $90.0 million to $110.0 million. The Company currently anticipates that depreciation and amortization expense will approximate $190.0 million to $195.0 million for 1998 compared with $173.9 million in 1997.

    OTHER: The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the Year 2000. Preliminary assessment indicates that solutions will involve a mix of purchasing new systems, modifying existing systems, retiring obsolete systems and confirming vendor compliance. The Company currently anticipates that incremental capital expenditures associated with the Year 2000 problem will be modest. In addition, incremental expenses expected to be incurred in 1998 and 1999 to remediate existing systems are currently expected to range between $10.0 million and $15.0 million.

    RECENT DEVELOPMENTS: The Company's tender offer for any and all of its $150.0 million of outstanding publicly-held 8-1/4 percent debentures due March 15, 2025, expired on April 2, 1998. The debenture holders tendered $78.1 million of the outstanding debentures. The amount tendered was reclassified from long-term debt to current debt in the Company's Condensed Consolidated Balance Sheet at March 29, 1998. The Company financed the purchase of the debentures with available cash and through its existing commercial paper facility. By replacing higher rate long-term borrowings with lower-rate short-term alternatives, the Company expects to reduce interest expense and generate a positive return on a net present value basis. In the second quarter of 1998, the Company will record a pretax extraordinary charge of approximately $14.0 million (approximately $7.9 million after-tax) relating to the debentures tendered.

    In the second quarter of 1998, the Company will record a pretax gain of approximately $8.0 million due to the satisfaction of a post-closing requirement related to the sale of the tennis, sailing and ski magazine businesses in the fourth quarter of 1997.

    NEW ACCOUNTING PRONOUNCEMENTS: In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS 132 does not change the measurement or recognition of pension or other postretirement benefits. The adoption of SFAS 132 will not have a material effect on the Company's Consolidated Financial Statements.

    In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. The Company's accounting practices are currently in compliance with SOP 98-5. In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on expensing versus capitalization of software costs incurred for internal use, as well as the amortization of capitalized software costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. The adoption of SOP 98-1 is not expected to have a material effect on the Company's Consolidated Financial Statements. SOP 98-5 and SOP 98-1 are effective for fiscal years beginning after December 15, 1998.

FACTORS THAT COULD AFFECT OPERATING RESULTS

    Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. Such risks and uncertainties include national and local conditions that could influence the levels of retail, national and classified advertising revenue as well as circulation revenue, the impact of competition that could affect levels (rate and volume) of advertising and circulation generated by the markets served by the Company's business segments, material increases in newsprint and magazine paper prices, and other risks detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended December 28, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a) The Company's annual meeting of stockholders was held on April 16, 1998.

(b) The following matters were voted on at the annual meeting:

    1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The results of the vote taken were as follows:

CLASS A DIRECTORS:                                                       FOR        WITHHELD
-------------------------------------------------------------------  ------------  ----------
A. Leon Higginbotham...............................................    79,706,535   2,788,359
Robert A. Lawrence.................................................    81,829,784     665,110
Charles H. Price II................................................    81,828,920     665,974
Donald M. Stewart..................................................    81,836,389     658,505
William O. Taylor..................................................    81,837,644     657,250


CLASS B DIRECTORS:
-------------------------------------------------------------------
John F. Akers......................................................       416,141           0
Brenda C. Barnes...................................................       416,141           0
Richard L. Gelb....................................................       416,141           0
Michael Golden.....................................................       416,141           0
Russell T. Lewis...................................................       416,141           0
Ellen R. Marram....................................................       416,141           0
George L. Shinn....................................................       416,141           0
Arthur Ochs Sulzberger.............................................       416,141           0
Arthur O. Sulzberger, Jr...........................................       416,141           0
Judith P. Sulzberger...............................................       416,141           0

    2. The stockholders (with Class A and B stockholders voting together) ratified the amendments to the Company's 1991 Executive Cash Bonus Plan and 1991 Executive Stock Incentive Plan. The result of the vote taken was as follows:

For:............................................................    78,715,486
Against:........................................................     3,591,442
Abstain:........................................................       604,107
Broker Non-Vote.................................................             0
Total Against, Abstain and Broker Non-Vote*.....................     4,195,549

    3. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending December 27, 1998. The result of the vote taken was as follows:

For:............................................................    82,630,824
Against:........................................................       151,719
Abstain:........................................................       128,492
Broker Non-Vote.................................................             0
Total Against, Abstain and Broker Non-Vote*.....................       280,211

------------------------

*  An abstention had the same effect as a vote against this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                     EXHIBITS

                 10.2   The Company's 1991 Executive Stock Incentive Plan, as amended through April 16,
                        1998.
                 10.3   The Company's 1991 Executive Cash Bonus Plan, as amended through April 16, 1998.
                 10.4   The Company's Non-Employee Directors' Stock Option Plan, as amended through
                        February 19, 1998. (This version supersedes the version filed with the Company's
                        Form 10-K dated March 2, 1998.)

(b)                     REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the period for which this report is filed.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE NEW YORK TIMES COMPANY
                                                 (Registrant)

Date: May 7, 1998                               /s/ JOHN M. O'BRIEN
                                     -----------------------------------------
                                                  John M. O'Brien
                                             SENIOR VICE-PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

                 EXHIBIT INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          QUARTER ENDED MARCH 29, 1998

EXHIBIT NO.                                                   EXHIBIT
-------------  -----------------------------------------------------------------------------------------------------
       10.2    The Company's 1991 Executive Stock Incentive Plan, as amended through April 16, 1998
       10.3    The Company's 1991 Executive Cash Bonus Plan, as amended through April 16, 1998.
       10.4    The Company's Non-Employee Directors' Stock Option Plan, as amended through February 19, 1998. (This version supersedes the version filed with the Company's Form 10-K dated March 2, 1998.)
         27    Financial Data Schedule