Form 10-Q
period 1998-06-28
NEW YORK TIMES CO
filed 1998-08-11
CIK 71691

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended               JUNE 28, 1998
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

                                      10036
                                   ----------
                                   (Zip Code)

Registrant's telephone number, including area code    212-556-1234
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Number of shares of each class of the registrant's common stock outstanding as of August 2, 1998 (exclusive of treasury shares):

           Class A Common Stock             188,666,392 shares
                                            -----------
           Class B Common Stock                 849,602 shares
                                            -----------

            Exhibit Index is located on page 20 of this document

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                                   Three Months Ended                      Six Months Ended
                                                               ----------------------------          ------------------------------
                                                                June 28,          June 29,            June 28,           June 29,
                                                                  1998              1997                1998               1997
                                                               ----------------------------          ------------------------------
                                                                       (13 Weeks)                              (26 Weeks)
Revenues
    Advertising...........................................     $  531,977        $  504,938          $1,039,455          $  982,316
    Circulation...........................................        170,503           169,132             340,025             337,686
    Other.................................................         46,710            47,877              92,273              94,406
                                                               ----------        ----------          ----------          ----------
       Total..............................................        749,190           721,947           1,471,753           1,414,408
                                                               ----------        ----------          ----------          ----------
Production costs
    Raw materials.........................................         88,746            77,797             176,524             152,772
    Wages and benefits....................................        147,516           149,278             301,238             307,642
    Other.................................................        121,918           118,191             243,722             231,338
                                                               ----------        ----------          ----------          ----------
       Total..............................................        358,180           345,266             721,484             691,752

Selling, general and administrative expenses..............        245,896           249,332             488,785             494,052
                                                               ----------        ----------          ----------          ----------

       Total..............................................        604,076           594,598           1,210,269           1,185,804
                                                               ----------        ----------          ----------          ----------

Operating profit..........................................        145,114           127,349             261,484             228,604

Income from joint ventures................................          3,907             3,052               8,278               4,367

Interest expense - net....................................         10,484            11,389              20,627              19,707

Gains on dispositions of assets...........................          8,000              -                 12,619                -
                                                               ----------        ----------          ----------          ----------
Income before income taxes and extraordinary charge.......        146,537           119,012             261,754             213,264

Income taxes..............................................         63,806            34,063             114,386              76,476
                                                               ----------        ----------          ----------          ----------

Income before extraordinary charge........................         82,731            84,949             147,368             136,788

Extraordinary charge, net of tax..........................          7,716              -                  7,716                -
                                                               ----------        ----------          ----------          ----------

Net income                                                     $   75,015        $   84,949          $  139,652          $  136,788
                                                               ==========        ==========          ==========          ==========
Average number of common shares outstanding:*
  Basic...................................................        191,530           192,356             192,060             194,000
  Diluted.................................................        196,138           196,119             196,474             197,879

Per share of common stock:*
  Basic earnings before extraordinary charge..............     $     0.43        $     0.44          $     0.77          $     0.70
  Extraordinary charge, net of tax........................          (0.04)            -                   (0.04)              -
                                                               ----------        ----------          ----------          ----------
  Basic earnings after extraordinary charge...............     $     0.39        $     0.44          $     0.73          $     0.70
                                                               ==========        ==========          ==========          ==========

  Diluted earnings before extraordinary charge............     $     0.42        $     0.43          $     0.75          $     0.69
  Extraordinary charge, net of tax........................          (0.04)            -                   (0.04)              -
                                                               ----------        ----------          ----------          ----------
  Diluted earnings after extraordinary charge.............     $     0.38        $     0.43          $     0.71          $     0.69
                                                               ==========        ==========          ==========          ==========

  Dividends...............................................     $    0.095        $    0.080          $    0.180          $    0.155
                                                               ==========        ==========          ==========          ==========

* All share and per share information is presented on a post-2-for-1 split basis.

           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                         June 28,                December 28,
                                                                                           1998                      1997
                                                                                      ---------------           ---------------
ASSETS                                                                                  (Unaudited)
CURRENT ASSETS

    Cash and short-term investments..........................................         $        42,237           $       106,820

    Accounts receivable - net................................................                 325,198                   331,287

    Inventories
       Newsprint and magazine paper..........................................                  32,899                    27,694
       Work-in-process, etc..................................................                   4,003                     4,440
                                                                                      ---------------           ---------------

           Total inventories.................................................                  36,902                    32,134

    Deferred income taxes....................................................                  44,204                    44,204

    Other current assets.....................................................                  70,811                    85,556
                                                                                      ---------------           ---------------

           Total current assets..............................................                 519,352                   600,001
                                                                                      ---------------           ---------------

OTHER ASSETS

    Investment in joint ventures.............................................                 130,835                   133,054

    Property, plant and equipment (less accumulated
       Depreciation of $917,935 in 1998 and $868,274 in 1997)................               1,325,603                 1,366,931

    Intangible assets acquired
       Cost in excess of net assets acquired (less accumulated
       Amortization of $225,661 in 1998 and $210,815 in 1997)................                 978,359                   993,206

       Other intangible assets acquired (less accumulated
       Amortization of $54,229 in 1998 and $43,975 in 1997) .................                 374,245                   384,499

    Miscellaneous assets.....................................................                 152,438                   145,492
                                                                                      ---------------           ---------------

           TOTAL ASSETS......................................................         $     3,480,832           $     3,623,183
                                                                                      ===============           ===============


           See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                       June 28,                December 28,
                                                                                        1998                      1997
                                                                                   ---------------           ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                 (Unaudited)

CURRENT LIABILITIES

    Accounts payable......................................................         $       172,923           $       189,580
    Accrued payroll and other related liabilities.........................                  75,777                   103,511
    Accrued expenses......................................................                 165,971                   175,500
    Unexpired subscriptions...............................................                  80,440                    82,621
    Current portion of long-term debt and

      Capital lease obligations...........................................                 104,122                   104,033
                                                                                   ---------------           ---------------

       Total current liabilities..........................................                 599,233                   655,245
                                                                                   ---------------           ---------------
OTHER LIABILITIES

    Long-term debt........................................................                 414,898                   490,237
    Capital lease obligations.............................................                  43,019                    45,191
    Deferred income taxes.................................................                 184,739                   170,870
    Other.................................................................                 548,152                   533,578
                                                                                   ---------------           ---------------

       Total other liabilities............................................               1,190,808                 1,239,876
                                                                                   ---------------           ---------------

       Total liabilities..................................................               1,790,041                 1,895,121
                                                                                   ---------------           ---------------

STOCKHOLDERS' EQUITY

    Capital stock.........................................................                  21,061                    11,385
    Additional paid-in capital............................................                 255,684                   773,367
    Earnings reinvested in the business...................................               1,594,699                 1,488,910
    Common stock held in treasury, at cost................................                (180,653)                 (545,600)
                                                                                   ---------------           ---------------

       Total stockholders' equity.........................................               1,690,791                 1,728,062
                                                                                   ---------------           ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................         $     3,480,832           $     3,623,183
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

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                               For the Six Months Ended
                                                                                         --------------------------------------
                                                                                           June 28,               June 29,
                                                                                             1998                   1997
                                                                                         --------------------------------------
                                                                                                      (26 Weeks)
OPERATING ACTIVITIES:

Net cash provided by operating activities..........................................         $  228,398             $  190,982
                                                                                            ----------             ----------

INVESTING ACTIVITIES:

Additions to property, plant and equipment.........................................            (44,175)               (94,777)
Net proceeds from dispositions.....................................................              9,934                 11,522
Other - net........................................................................               (991)                  (300)
                                                                                            ----------             ----------

Net cash used in investing activities..............................................            (35,232)               (83,555)
                                                                                            ----------             ----------

FINANCING ACTIVITIES:

Commercial paper borrowings........................................................                494                 28,700
Long-term debt reduction...........................................................             (2,184)                (1,884)
Early extinguishment of debt.......................................................            (75,616)                  -
Capital shares
     Issuance  ....................................................................              4,653                  5,053
     Repurchase....................................................................           (150,579)              (110,154)
Dividends paid to stockholders.....................................................            (34,517)               (30,064)
Other - net........................................................................              -                        344
                                                                                            ----------             ----------

Net cash used in financing activities..............................................           (257,749)              (108,005)
                                                                                            ----------             ----------

Decrease in cash and short-term investments........................................            (64,583)                  (578)

Cash and short-term investments at the beginning of the year.......................            106,820                 39,103
                                                                                            ----------             ----------
Cash and short-term investments at the end of the quarter..........................         $   42,237             $   38,525
                                                                                            ==========             ==========

SUPPLEMENTAL INFORMATION:

Noncash Financing Activities:

     Repurchases of common stock in connection with certain exercises under the Company's stock option plans increased treasury stock by $25,550 and $30,146 in 1998 and 1997, respectively. Additional paid-in capital increased by a corresponding amount.

     On June 17, 1998, a 2-for-1 split of the Company's Class A and B Common Stock was effective. On this same date, the Company retired certain Class A and B treasury shares. See Note 2 to the Condensed Consolidated Financial Statements.

Other:

     Amounts in these statements of cash flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

          See notes to condensed consolidated financial statements.

1.     GENERAL

       The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 28, 1997, for The New York Times Company (the "Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim period ended, have been included. Due to the seasonal nature of the Company's business, results for the interim periods are not necessarily indicative of a full year's operations.

       Certain reclassifications have been made to the 1997 Condensed Consolidated Financial Statements to conform with classifications used at June 28, 1998.

2.     COMMON STOCK SPLIT, RETIREMENT AND DIVIDEND INCREASE

       On June 17, 1998, a 2-for-1 split of the Company's Class A and B Common Stock was effective. As a result of the stock split, the number of authorized Class A and B shares increased to 300,000,000 and 849,602, respectively. The number of shares of Class A and B Common Stock outstanding on June 17, 1998, after giving effect to the split, was 190,193,392 and 849,602, respectively. All references in the Consolidated Financial Statements referring to per share, share price and share amounts have been adjusted retroactively for the 2-for-1 stock split. As a result of the issuance of additional shares, approximately $9,552,000 was transferred from additional paid-in capital to capital stock to record the distribution.

        On June 17, 1998, the Company retired 16,911,881 shares of Class A Common Stock and 139,943 shares of Class B Common Stock. The Company accounts for treasury stock retirements on a first-in-first-out basis. As a result of this retirement, treasury stock and additional paid-in capital were reduced by approximately $539,211,000.

       On May 21, 1998, the Board of Directors authorized a $.01 increase, on a post-split basis, in the quarterly dividend payments on both classes of common stock.

3.     INCOME TAXES

       The reasons for the variances between the effective tax rate on income before income taxes and the federal statutory rate, exclusive of an extraordinary charge and gains on dispositions of assets in 1998 and a favorable adjustment resulting from the completion of the Company's federal tax audits for periods through 1992 ("favorable tax adjustment") in 1997, are as follows:

                                                        Three Months Ended                       Six Months Ended
                                                  ---------------------------------------------------------------------------------
                                                   June 28,             June 29,           June 28,            June 29,
                                                     1998                 1997                1998               1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 % of               % of             % of                    % of
(Dollars in thousands)                              Amount    Pre-tax     Amount  Pre-tax    Amount   Pre-tax    Amount   Pre-tax
-----------------------------------------------------------------------------------------------------------------------------------
Tax at federal statutory rate................      $48,488      35.0%    $41,654   35.0%    $87,197     35.0%   $74,642     35.0%

State and local taxes, net of federal benefits       9,296       6.7       9,346    7.9      16,817      6.8     16,401      7.7

Amortization of nondeductible intangible

  assets acquired............................        2,632       1.9       2,952    2.5       4,852      1.9      5,154      2.4

Other - net .................................          (96)     (0.1)     (1,889)  (1.5)          7      0.0     (1,721)    (0.8)
                                                  ---------------------------------------------------------------------------------

Subtotal.....................................      $60,320      43.5%    $52,063   43.8%   $108,873     43.7%   $94,476     44.3%

Favorable tax adjustment ....................          -                 (18,000)              -                (18,000)

Gains on dispositions of assets..............        3,486                  -                 5,513                 -
                                                  ---------------------------------------------------------------------------------

Income taxes.................................      $63,806               $34,063           $114,386             $76,476
                                                  =================================================================================

4.     DEBT OBLIGATIONS AND EXTRAORDINARY CHARGE

       On April 2, 1998, the Company's tender offer for any and all of its $150,000,000 of outstanding publicly-held 8.25% debentures due March 15, 2025, expired. The debenture holders tendered approximately $78,100,000 of the outstanding debentures. As a result, the Company recorded a pre-tax extraordinary charge of approximately $13,700,000, or $.04 basic and diluted earnings per share in the second quarter of 1998 in connection with this early extinguishment of debt.

       The Company currently maintains $300,000,000 in revolving credit agreements which require, among other matters, specified levels of stockholders' equity. At June 28, 1998, approximately $900,000,000 of stockholders' equity was unrestricted under these agreements. In July 1998, the Company renewed its $100.0 million revolving credit agreement, which had a maturity of July 1998, through July 1999. The remaining $200.0 million revolving credit agreement expires in July 2002.

5.     DISPOSITIONS OF ASSETS

       During the second quarter of 1998, the Company recorded an $8,000,000 pre-tax gain, or $.02 basic and diluted earnings per share, from the satisfaction of a post-closing requirement related to the 1997 sale of the Company's non-golf related publications.

       During the first quarter of 1998, the Company recorded a $4,600,000 pre-tax gain, or $.01 basic and diluted earnings per share, resulting from the sale of equipment.

6.     COMMON STOCK REPURCHASES

       During the first six months of 1998, the Company repurchased approximately 3,900,000 shares of Class A Common Stock at a cost of approximately $131,000,000. The average price of these repurchases was approximately $34 per share. To date, approximately $48,500,000 remains from a December 1997 Board of Directors authorization of $215,000,000. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans at a cost of approximately $17,700,000 and $9,400,000 in the first six months of 1998 and 1997, respectively.

7.     VOLUNTARY STAFF REDUCTIONS

        At June 28, 1998, and December 28, 1997, approximately $18,000,000 and $25,000,000, respectively, of the total amount of prior charges related to voluntary staff reductions remain unpaid. The $18,000,000 balance is expected to be paid within two years. No such charges were recorded in the second quarter of 1997 or in the second quarter and first six months of 1998. In the first quarter of 1997, the Company recorded approximately $2,500,000 in pre-tax charges, or $.01 basic and diluted earnings per share, relating to staff reductions at corporate headquarters and The New York Times.

8.     COMPREHENSIVE INCOME

       In the first quarter of 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive Income for the Company includes foreign currency translation adjustments in addition to net income as reported in the Company's Condensed Consolidated Financial Statements. Comprehensive income was $75,515,000 and $140,152,000 for the second quarter and first six months of 1998, respectively, and was the same as net income for the second quarter and first six months of 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Advertising and circulation revenues accounted for approximately 71% and 23%, respectively, of the Company's revenues in the second quarter and first six months of 1998. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters since economic activity tends to be lower in the post-holiday season and the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

         Newsprint is the major component of the Company's cost of raw materials and represented approximately 14% of the Company's total costs in the first six months of 1998. The Company's cost of newsprint was higher in the second quarter and the first six months of 1998 than in the comparable 1997 periods. A price increase may occur later in the year which could further increase the Company's cost of newsprint in 1998. The Company expects that any percentage increase in its cost of newsprint in the second half of 1998 (over the second half of 1997) will be lower than the percentage increase experienced in the first half of 1998 (over the first half of 1997).

RESULTS OF OPERATIONS

         The 1998 second-quarter net income increased 16.8% to $78.2 million, or $.41 basic ($.40 diluted) earnings per share, from net income of $66.9 million, or $.35 basic ($.34 diluted) earnings per share in the second quarter of 1997, exclusive of special items and an extraordinary charge noted below. For the first six months of 1998, net income increased 16.7% to $140.3 million, or $.74 basic ($.72 diluted) earnings per share, from $120.2 million or $.62 basic ($.61 diluted) earnings per share in the first six months of 1997, exclusive of special items and an extraordinary charge described below. For the first six months of 1998, the increase in net income was primarily due to higher advertising revenues and cost containment, partially offset by higher newsprint costs and depreciation expense.

         Including special items and an extraordinary charge, the Company's 1998 second-quarter net income decreased to $75.0 million, or $.39 basic ($.38 diluted) earnings per share, from its 1997 second-quarter net income of $84.9 million, or $.44 basic ($.43 diluted) earnings per share. For the first six months of 1998, net income, including special items and an extraordinary charge, rose to $139.7 million, or $.73 basic ($.71 diluted) earnings per share from $136.8 million, or $.70 basic ($.69 diluted) earnings per share in the first six months of 1997. The 1997 second-quarter and first six-month figures include a favorable tax adjustment of $18.0 million, or $.09 basic and diluted earnings per share. (Note: All share and per share amounts are presented on a post-2-for-1 split basis.)

         The special items and extraordinary charge that affected the 1998 and 1997 second-quarter and first six-month results were as follows:

                  1998

                  o $7.7 million after-tax extraordinary charge for the second quarter and first six months ($.04 basic and diluted earnings per share) in connection with the Company's repurchase of $78.1 million of its $150.0 million, 8.25% notes due in 2025 ("debt extinguishment").

                  o $8.0 million pre-tax gain for the second quarter and first six months ($.02 basic and diluted earnings per share) from the satisfaction of a post-closing requirement related to the 1997 sale of the non-golf related publications ("magazine gain").

                  o $4.6 million pre-tax gain for the first six months ($.01 basic and diluted earnings per share) from the sale of equipment ("gain on sale of equipment").

                  1997

                  o $18.0 million after-tax gain for the second quarter and first six months ($.09 basic and diluted earnings per share) resulting from the completion of the Company's federal income tax audits for the periods through 1992 ("favorable tax adjustment").

                  o $2.5 million pre-tax charge for the first six months ($.01 basic and diluted earnings per share) for severance and related costs resulting from work force reductions ("buyouts").

         Revenues for the second quarter of 1998 increased 3.8% to $749.2 million led by the Newspaper Group's 7.1% gain in advertising revenues. For the first six months of 1998, revenues grew 4.1% to $1.5 billion. On a comparable basis, adjusted for the 1997 disposition of certain properties (primarily the non-golf related publications), 1998 second-quarter and first six-month revenues increased by approximately 5.3% and 6.0% over 1997, respectively.

         Production costs for the second quarter of 1998 were $358.2 million, an approximately 3.7% increase over the 1997 second-quarter production costs of $345.3 million. For the first six months of 1998, production costs increased 4.3% to $721.5 million from $691.8 million in the first six months of 1997. The increase was primarily due to higher newsprint costs and depreciation expense associated with the new production facilities.

         Selling, general and administrative expenses ("SGA expenses") in the second quarter of 1998 decreased 1.4% to $245.9 million from $249.3 million in the second quarter of 1997. For the first six months of 1998, SGA expenses decreased 0.6% to $488.8 million from $491.6 million in the first six months of 1997, exclusive of buyouts. The decrease was primarily due to lower compensation expenses and reduced expenses as a result of the disposition of certain properties in 1997.

         Operating profit in the second quarter of 1998 increased 13.9% to $145.1 million compared with $127.3 million in the second quarter of 1997. For the first six months of 1998, operating profit rose 13.1% to $261.5 million from $231.1 million in the first six months of 1997, excluding buyouts. The improvement in operating profit was principally due to higher advertising revenues at the Newspaper Group partially offset by higher newsprint costs.

         The 1998 second-quarter earnings, before interest, income taxes, depreciation and amortization ("EBITDA"), excluding the magazine gain and the extraordinary charge, rose 12.7% to $196.0 million from $174.0 million in 1997. Including the magazine gain and the extraordinary charge, EBITDA decreased 0.9% to $190.3 million from $192.0 million in the second quarter of 1997. For the first six months of 1998, EBITDA, excluding gains on dispositions of assets and the extraordinary charge, rose 14.4% to $362.6 million from $317.0 million in the first six months of 1997. Including the special items and the extraordinary charge, EBITDA for the first six months of 1998 rose 7.9% to $361.5 million from $335.0 million in the first six months of 1997. EBITDA is presented because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under generally accepted accounting principles ("GAAP"). The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

         Income from Joint Ventures increased to $3.9 million and $8.3 million in the second quarter and first six months of 1998, respectively, from $3.1 million and $4.4 million in the comparable periods of 1997. The increase was primarily due to higher income from equity investments in paper mills.

         Interest expense - net decreased to $10.5 million in the second quarter of 1998 from $11.4 million in the second quarter of 1997. The decrease for the 1998 second quarter is primarily the result of a reduction in total indebtedness, partially offset by lower capitalized interest expense associated with construction. Total interest income and capitalized interest included in the second quarter amounts were $0.9 million in 1998 and $1.7 million in 1997. For the first six months of 1998, Interest expense - net increased to $20.6 million from $19.7 million in 1997. The increase for the first six months of 1998 is primarily attributable to a reduction in the amount of capitalized interest expense associated with construction, partially offset by a decrease in interest expense related to total indebtedness and an increase in investment income. Total interest income and capitalized interest included in the first six-month periods were $2.5 million in 1998 and $5.8 million in 1997.

         The Company's effective tax rate was 43.5% in the second quarter of 1998, compared with 43.8% in the second quarter of 1997, exclusive of a special item and an extraordinary charge. For the first six months of 1998, the effective tax rate was 43.7% compared with 44.3% in the first six months of 1997, exclusive of special items and an extraordinary charge. The decreases in the effective tax rates were primarily related to lower state and local income taxes.

SEGMENT INFORMATION

--------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                       Six Months Ended
                                         ---------------------------------------------------------------------
                                              June 28,        June 29,             June 28,         June 29,
(Dollars in thousands)                         1998              1997                1998            1997
--------------------------------------------------------------------------------------------------------------
                                                    (13 Weeks)                              (26 Weeks)
REVENUES
Newspapers                                    $671,786        $637,099           $1,329,116       $1,258,059
Magazines                                       36,355          46,047               68,290           86,194
Broadcast                                       41,049          38,801               74,347           70,155
--------------------------------------------------------------------------------------------------------------
  Total                                       $749,190        $721,947           $1,471,753       $1,414,408
==============================================================================================================

OPERATING PROFIT (LOSS)
Newspapers                                    $129,484        $119,423           $  237,073       $  217,886
Magazines                                       12,003           9,247               20,321           14,958
Broadcast                                       13,610          11,905               20,894           17,589
Unallocated Corporate Expenses                  (9,983)        (13,226)             (16,804)         (21,829)
--------------------------------------------------------------------------------------------------------------
  Total                                       $145,114        $127,349           $  261,484       $  228,604
==============================================================================================================

DEPRECIATION AND AMORTIZATION
Newspapers                                    $ 42,629        $ 40,115           $   84,644       $   77,014
Magazines                                       (2,126)         (1,736)              (4,257)          (3,473)
Broadcast                                        4,410           4,703                8,866            9,421
Corporate                                        2,014             431                3,423              854
Joint Ventures                                      88              88                  176              177
--------------------------------------------------------------------------------------------------------------
   Total                                      $ 47,015        $ 43,601           $   92,852       $   83,993
==============================================================================================================

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

-------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                     Six Months Ended
                                           ------------------------------------------------------------------
                                             June 28,          June 29,             June 28,       June 29,
(Dollars in thousands)                          1998              1997                 1998           1997
-------------------------------------------------------------------------------------------------------------
                                                      (13 Weeks)                           (26 Weeks)
REVENUES
Newspapers                                  $666,944           $634,451           $1,318,936     $1,253,141
New Ventures                                   4,842              2,648               10,180          4,918
-------------------------------------------------------------------------------------------------------------
Total Revenues                              $671,786           $637,099           $1,329,116     $1,258,059
-------------------------------------------------------------------------------------------------------------
EBITDA
Newspapers                                  $174,955           $160,650           $  325,884     $  297,307
New Ventures                                  (2,842)            (1,112)              (4,167)        (2,407)
-------------------------------------------------------------------------------------------------------------
Total EBITDA                                $172,113           $159,538           $  321,717     $  294,900
-------------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Newspapers                                  $132,803           $120,801           $  242,055     $  220,771
New Ventures                                  (3,319)            (1,378)              (4,982)        (2,885)
-------------------------------------------------------------------------------------------------------------
Total Operating Profit                      $129,484           $119,423           $  237,073     $  217,886
-------------------------------------------------------------------------------------------------------------

The Newspaper Group's operating profit was $129.5 million in the second quarter of 1998 compared with $119.4 million in the second quarter of 1997. For the first six months of 1998, operating profit was $237.1 million compared with $219.4 million in the first six months of 1997, excluding buyouts. Revenues were $671.8 million in the second quarter of 1998, compared with $637.1 million in the second quarter of 1997. For the first six months of 1998, revenues were $1.33 billion compared with $1.26 billion in the first six months of 1997. The increase in the Group's revenues for the 1998 second quarter and the first six months was primarily due to higher advertising revenues of 7.1% and 7.7%, respectively, as a result of higher rates and volume. The Company currently anticipates that 1998 advertising revenue at the Newspaper Group will increase in a range between 6.5% and 8.0%. The improvement in operating profit for the second quarter and six months was primarily attributable to increases in advertising revenue, partially offset by higher depreciation expense related to new production facilities and unfavorable increases in the cost of newsprint of 18% and 21% for the quarter and six months, respectively. Increases of 5% and 6% in the respective periods were volume related, principally due to higher advertising and new sections, and the remainder was due to higher prices.

         Average circulation of daily newspapers for the second quarter and first six months ended June 28, 1998, was as follows:

---------------------------------------------------------------------------------------------
                                               Three Months Ended June 28, 1998
                                   ----------------------------------------------------------
(Copies in thousands)                 Weekday       % Change          Sunday       % Change
---------------------------------------------------------------------------------------------
AVERAGE NET PAID CIRCULATION
The New York Times                    1,072.1          (1.5)%       1,633.7           (2.4)%
The Boston Globe                        468.8          (0.9)%         753.6            0.1%
Regional Newspapers                     724.9           0.5%          771.3            0.2%
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
                                                Six Months Ended June 28, 1998
                                   ----------------------------------------------------------
(Copies in thousands)                 Weekday       % Change          Sunday       % Change
---------------------------------------------------------------------------------------------
AVERAGE NET PAID CIRCULATION
The New York Times                    1,087.7         (0.4)%        1,645.5          (0.8)%
The Boston Globe                        465.4         (0.5)%          749.8          (0.4)%
Regional Newspapers                     751.2          0.7%           802.5           0.2%
---------------------------------------------------------------------------------------------

         The average circulation declines for the second quarter and first six months at The Times primarily reflect The Times' continuing strategy to improve the quality of its home delivered circulation base by reducing the use of promotional discounts for new subscription orders. Though this strategy results in fewer new subscribers in the short term, the remaining subscribers have a longer life as customers, resulting in higher circulation in the long term, and a more valuable audience for advertisers. Complementing this quality strategy are a number of vigorous marketing initiatives to improve single-copy sales and encourage continued circulation growth by expanding availability in major markets across the nation. Additionally, The Times and The Boston Globe have added new sections and made improvements in delivery service.

         Advertising volume on a comparable basis for the second quarter and first six months was as follows:

------------------------------------------------------------------------------------------------
                                               Three Months Ended           Six Months Ended
                                                  June 28, 1998                June 28, 1998
                                            ----------------------------------------------------
(Inches in thousands)                           Volume       % Change      Volume     % Change
------------------------------------------------------------------------------------------------
ADVERTISING VOLUME (EXCLUDING PREPRINTS)
The New York Times                             1,020.3           0.9%     1,961.0         1.1%
The Boston Globe                                 786.4           2.1%     1,498.6         1.3%
Regional Newspapers                            4,160.4           4.4%     8,007.6         3.6%
------------------------------------------------------------------------------------------------

         Advertising volume at The Times for the second quarter of 1998 increased approximately 0.9% from the 1997 second quarter. The national and classified categories increased 8.4% and 1.9%, respectively, and the retail and zoned categories decreased 9.2% and 3.4%, respectively. For the first six months of 1998, advertising volume increased 1.1% from the comparable 1997 period. The national and classified categories increased 7.3% and 3.7%, respectively, while the retail and zoned categories decreased 7.7% and 4.4%, respectively. Preprint volume was up 3.1% and 9.7% for the second quarter and first six months, respectively, over the comparable 1997 periods.

         At The Globe, advertising volume for the 1998 second quarter increased 2.1% over the 1997 second quarter. Advertising was higher in the national and classified categories by 14.5% and 0.5%, respectively, while the retail and zoned categories were down 2.8% and 4.2%, respectively. For the first six months of 1998, advertising volume increased 1.3% as a result of improvements in the national and classified categories of 13.9% and 1.0%, respectively, offset by decreased advertising in the retail and zoned categories of 6.3% and 5.3%, respectively. Preprint volume was up 3.7% and 2.4% for the second quarter and first six months, respectively, over the comparable 1997 periods.

         At the Regional Newspapers, advertising volume for the second quarter increased 4.4% from the 1997 second quarter. The increase was a result of higher volume in the retail, legal and classified categories of 3.5%, 0.4% and 6.3%, respectively, offset by a decrease in the national category of 6.0%. For the first six months of 1998, advertising volume increased 3.6%. Advertising volume was higher in all categories. Preprint volume increased 8.7% and 7.4% for the second quarter and first six month periods, respectively, over the comparable 1997 periods.

BROADCAST GROUP:   The Broadcast Group consists of eight network-affiliated
television stations and two radio stations.

-------------------------------------------------------------------------------------
                                 Three Months Ended             Six Months Ended
                         ------------------------------------------------------------
                             June 28,         June 29,     June 28,        June 29,
(Dollars in thousands)         1998              1997         1998            1997
-------------------------------------------------------------------------------------
                                     (13 Weeks)                    (26 Weeks)
Revenues                      $41,049          $38,801      $74,347         $70,155
-------------------------------------------------------------------------------------
EBITDA                        $18,020          $16,608      $29,760         $27,010
-------------------------------------------------------------------------------------
Operating Profit              $13,610          $11,905      $20,894         $17,589
-------------------------------------------------------------------------------------

         The Broadcast Group's operating profit rose to $13.6 million in the second quarter of 1998 from $11.9 million in 1997, on revenues of $41.0 million and $38.8 million, respectively. Operating profit was $20.9 million for the first six months of 1998 compared with $17.6 million in the first six months of 1997, on revenues of $74.3 million and $70.2 million, respectively. The increase in operating profit was primarily attributable to stronger advertising revenues.

MAGAZINE GROUP: The Magazine Group is comprised of three golf-related publications and related activities in the golf field, and New Ventures such as on-line magazine services. The revenues for the Group include the amortization of a $40.0 million non-compete agreement ("Non-Compete"), associated with the divestiture of the Women's Magazine Division, which is being recognized on a straight-line basis over four years ending in July 1998.

----------------------------------------------------------------------------------------------------
                                    Three Months Ended                       Six Months Ended
                             -----------------------------------------------------------------------
                                June 28,          June 29,              June 28,          June 29,
(Dollars in thousands)             1998               1997                 1998              1997
----------------------------------------------------------------------------------------------------
                                         (13 Weeks)                              (26 Weeks)
REVENUES
Magazines                        $33,475          $ 42,961               $62,661           $80,338
Non-Compete                        2,500             2,500                 5,000             5,000
New Ventures                         380               586                   629               856
----------------------------------------------------------------------------------------------------
Total Revenues                   $36,355          $ 46,047               $68,290           $86,194
----------------------------------------------------------------------------------------------------
EBITDA
Magazines                        $ 9,905          $  9,246               $16,211           $15,404
New Ventures                         (28)           (1,735)                 (147)           (3,919)
----------------------------------------------------------------------------------------------------
Total EBITDA                     $ 9,877          $  7,511               $16,064           $11,485
----------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Magazines                        $ 9,531          $  8,694               $15,468           $14,294
Non-Compete                        2,500             2,500                 5,000             5,000
New Ventures                         (28)           (1,947)                 (147)           (4,336)
----------------------------------------------------------------------------------------------------
Total Operating Profit           $12,003          $  9,247               $20,321           $14,958
----------------------------------------------------------------------------------------------------

         The Magazine Group's operating profit was $12.0 million in the second quarter of 1998 compared with $9.2 million in the second quarter of 1997, on revenues of $36.4 million and $46.0 million, respectively. Operating profit for the first six months was $20.3 million in 1998 compared with $15.0 million in the first six months of 1997, on revenues of $68.3 million and $86.2 million, respectively. The improvement in operating profit was principally attributable to the Company's exit from the tee-time reservation business in the fourth quarter of 1997. The Group's revenue decreased as a result of the sale of the Company's tennis, sailing and ski magazine businesses in the fourth quarter of 1997. The results of the sold magazines were included in the Group's results for the first eleven months of 1997. Excluding the sold magazines, operating profit was $12.0 million in the second quarter of 1998 compared with $10.9 million in the second quarter of 1997, on revenues of $36.4 million and $36.5 million, respectively. On a comparable basis, operating profit for the first six months was $20.3 million in 1998 compared with $18.4 million in the first six months of 1997, on revenues of $68.3 million and $66.1 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $228.4 million in the first six months of 1998 compared with $191.0 million in the first six months of 1997. The increase of $37.4 million in 1998 was primarily due to an improvement in operating profit. Net cash used in investing activities was $35.2 million in the first six months of 1998 compared with $83.6 million in the first six months of 1997. The decrease of $48.4 million in 1998 was primarily due to lower capital expenditures. Net cash used in financing activities was $257.7 million in the first six months of 1998 compared with $108.0 million in the first six months of 1997. The increase of $149.7 million in 1998 was primarily related to stock repurchases, the debt extinguishment and a reduction in issuances of commercial paper.

         The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover working capital needs, stock repurchases, planned capital expenditures, dividend payments to stockholders and other cash requirements. The ratio of current assets to current liabilities was .87 and .92 at June 28, 1998, and December 28, 1997, respectively. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 25% at June 28, 1998 compared with 24% at December 28, 1997.

         The Company currently estimates that capital expenditures for 1998 will range from $90.0 million to $110.0 million. The Company currently anticipates that depreciation and amortization expense will approximate $190.0 million to $195.0 million for 1998 compared with $173.9 million in 1997.

         The Company currently maintains $300.0 million in revolving credit agreements, which require, among other matters, specified levels of stockholders' equity. Approximately $900.0 million of stockholders' equity was unrestricted under these agreements at both June 28, 1998, and June 29, 1997. In July 1998, the Company renewed its $100.0 million revolving credit agreement, which had a maturity of July 1998, through July 1999. The remaining $200.0 million revolving credit agreement expires in July 2002. The Company's total long-term debt, including capital leases, was $562.0 million and $639.7 million at June 28, 1998, and June 29, 1997, respectively. The decrease is primarily attributable to the debt extinguishment.

         The Company's tender offer for any and all of its $150.0 million of outstanding publicly-held 8.25% debentures due March 15, 2025, expired on April 2, 1998. The debenture holders tendered $78.1 million of the outstanding debentures. The Company financed the purchase of the debentures with available cash and through its existing commercial paper facility. By replacing higher rate long-term borrowings with lower-rate short-term alternatives, the Company expects to reduce interest expense and generate a positive return on a net present value basis. Total cash paid in connection with the debt extinguishment was $89.3 million.

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

         NEW ACCOUNTING PRONOUNCEMENTS:

           In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS 132 does not change the measurement or recognition of pension or other postretirement benefits. The adoption of SFAS 132 will not have a material effect on the Company's Consolidated Financial Statements.

         In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. The Company's accounting practices are currently in compliance with SOP 98-5. In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on expensing versus capitalization of software costs incurred for internal use, as well as the amortization of capitalized software costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. The adoption of SOP 98-1 is not expected to have a material effect on the Company's Consolidated Financial Statements. SOP 98-5 and SOP 98-1 are effective for fiscal years beginning after December 15, 1998.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Depending on the intended use of the derivative, changes in derivative fair values may be charged to operations unless the derivative qualifies as a hedge under certain requirements. The adoption of SFAS 133 is not expected to have a material effect on the Company's Consolidated Financial Statements.

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

                           PART II. OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         (a) The Company held a special meeting of Class B stockholders on June 16, 1998.

         (b)      The following matter was voted on at the special meeting:

         The Class B stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of shares of Class A and Class B Common Stock that may be issued by the Company and to delete references to 5-1/2% Cumulative Prior Preference Stock. The result of the vote taken was as follows:

For:                                                    412,722
Against:                                                      0
Abstain:                                                      0
Broker Non-Vote:                                              0
Total Against, Abstain and Broker Non-Vote:                   0

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  3.1 Certificate of Incorporation, as amended and restated to reflect amendments effective June 19, 1998.

                  3.2      By-laws as amended through May 21, 1998.

                  27       Financial Data Schedule.

         (b)      REPORTS ON FORM 8-K

                  No reports on Form 8-K have been filed during the period for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE NEW YORK TIMES COMPANY
                                              --------------------------
                                                     (Registrant)

Date: AUGUST 11, 1998                            /s/  JOHN M. O'BRIEN
      ---------------                         -----------------------------
                                                      John M. O'Brien
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

                   EXHIBIT INDEX TO QUARTERLY REPORT FORM 10-Q
                           QUARTER ENDED JUNE 28, 1998

EXHIBIT NO.                          EXHIBIT
-----------                          -------


3.1 Certificate of Incorporation, as amended and restated to reflect amendments effective June 19, 1998.

3.2           By-laws as amended through May 21, 1998.

27            Financial Data Schedule.