Form 10-Q
period 1998-09-27
NEW YORK TIMES CO
filed 1998-11-10
CIK 71691

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


For Quarter Ended                                     September 27, 1998
                                                      ------------------

Commission file number                                      1-5837
                                                      ------------------


                           THE NEW YORK TIMES COMPANY
                    ---------------------------------------
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


Number of shares of each class of the registrant's common stock outstanding as of November 1, 1998 (exclusive of treasury shares):


           Class A Common Stock                          181,516,261 shares
           Class B Common Stock                              849,602 shares



              Exhibit Index is located on page 24 of this document

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)


                                                   Three Months Ended                      Nine Months Ended
                                          -------------------------------------   ------------------------------------
                                          September 27,   September 28,            September 27,       September 28,
                                              1998                1997                 1998                1997
                                          -------------------------------------   ------------------------------------
                                                       (13 Weeks)                              (39 Weeks)

Revenues
    Advertising ........................   $   471,166     $   466,766              $ 1,510,621          $ 1,449,082
    Circulation ........................       167,180         165,819                  507,205              503,505
    Other ..............................        44,382          50,996                  136,654              145,402
                                           -----------     -----------              -----------          -----------
       Total ...........................       682,728         683,581                2,154,480            2,097,989
                                           -----------     -----------              -----------          -----------
Production costs
    Raw materials ......................        83,492          78,266                  260,015              228,026
    Wages and benefits .................       139,522         145,633                  440,760              453,275
    Other ..............................       134,686         126,104                  378,408              360,454
                                           -----------     -----------              -----------          -----------
       Total ...........................       357,700         350,003                1,079,183            1,041,755

Selling, general and administrative
  expenses .............................       223,607         242,243                  712,392              736,295
                                           -----------     -----------              -----------          -----------
       Total ...........................       581,307         592,246                1,791,575            1,778,050
                                           -----------     -----------              -----------          -----------

Operating profit .......................       101,421          91,335                  362,905              319,939

Income from joint ventures .............         5,336           3,359                   13,614                7,726

Interest expense - net .................        10,337          11,699                   30,964               31,406

Gains on dispositions of assets ........          --              --                     12,619                 --
                                           -----------     -----------              -----------          -----------

Income before income taxes and
    extraordinary charge ...............        96,420          82,995                  358,174              296,259

Income taxes ...........................        41,445          36,767                  155,831              113,243
                                           -----------     -----------              -----------          -----------

Income before extraordinary charge .....        54,975          46,228                  202,343              183,016

Extraordinary charge, net of tax .......          --              --                      7,716                 --
                                           -----------     -----------              -----------          -----------

Net income .............................   $    54,975     $    46,228              $   194,627          $   183,016
                                           -----------     -----------              -----------          -----------
                                           -----------     -----------              -----------          -----------

Average number of common shares
  outstanding:
  Basic ................................       188,546         191,786                  190,889              193,262
  Diluted ..............................       192,284         195,622                  195,082              197,128

Per share of common stock:
  Basic earnings before extraordinary
    charge .............................   $      0.29     $      0.24              $      1.06          $      0.95
  Extraordinary charge, net of tax .....          --              --                      (0.04)                --
                                           -----------     -----------              -----------          -----------
  Basic earnings after extraordinary
    charge .............................   $      0.29     $      0.24              $      1.02          $      0.95
                                           -----------     -----------              -----------          -----------
                                           -----------     -----------              -----------          -----------

  Diluted earnings before extraordinary
    charge .............................   $      0.29     $      0.24              $      1.04          $      0.93
  Extraordinary charge, net of tax .....          --              --                      (0.04)                --
                                           -----------     -----------              -----------          -----------
  Diluted earnings after extraordinary
    charge .............................   $      0.29     $      0.24              $      1.00          $      0.93
                                           -----------     -----------              -----------          -----------
                                           -----------     -----------              -----------          -----------

  Dividends ............................   $     0.095     $     0.080              $     0.275          $     0.235
                                           -----------     -----------              -----------          -----------
                                           -----------     -----------              -----------          -----------



            See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                September 27,  December 28,
                                                                    1998           1997
                                                                -------------  ------------
                                                                 (Unaudited)

ASSETS

Current Assets

    Cash and short-term investments ..........................   $   31,825   $  106,820

    Accounts receivable - net ................................      310,271      331,287

    Inventories
       Newsprint and magazine paper ..........................       30,021       27,694
       Work-in-process, etc ..................................        4,591        4,440
                                                                 ----------   ----------

           Total inventories .................................       34,612       32,134

    Deferred income taxes ....................................       44,204       44,204

    Other current assets .....................................       70,802       85,556
                                                                 ----------   ----------

           Total current assets ..............................      491,714      600,001
                                                                 ----------   ----------

Other Assets

    Investment in joint ventures .............................      128,301      133,054

    Property, plant and equipment (less accumulated
       depreciation of $913,490 in 1998 and $868,274
       in 1997) ..............................................    1,340,608    1,366,931

    Intangible assets acquired
       Cost in excess of net assets acquired (less accumulated
       amortization of $233,715 in 1998 and $210,815
       in 1997) ..............................................      970,419      993,206

       Other intangible assets acquired (less accumulated
       amortization of $59,142 in 1998 and $43,975 in 1997) ..      369,718      384,499

    Miscellaneous assets .....................................      153,508      145,492
                                                                 ----------   ----------

           TOTAL ASSETS ......................................   $3,454,268   $3,623,183
                                                                 ----------   ----------
                                                                 ----------   ----------



            See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                  (Unaudited)


                                                      September 27,   December 28,
                                                            1998         1997
                                                     --------------- -------------
                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Commercial paper outstanding ................     $    67,750      $      --
    Accounts payable ............................         174,690          189,580
    Accrued payroll and other related liabilities          83,211          103,511
    Accrued expenses ............................         152,873          175,500
    Unexpired subscriptions .....................          82,359           82,621
    Current portion of long-term debt and
     Capital lease obligations ..................         104,152          104,033
                                                      -----------      -----------

       Total current liabilities ................         665,035          655,245
                                                      -----------      -----------

Other Liabilities

    Long-term debt ..............................         415,039          490,237
    Capital lease obligations ...................          84,007           45,191
    Deferred income taxes .......................         189,383          170,870
    Other .......................................         549,025          533,578
                                                      -----------      -----------

       Total other liabilities ..................       1,237,454        1,239,876
                                                      -----------      -----------

       Total liabilities ........................       1,902,489        1,895,121
                                                      -----------      -----------

Stockholders' Equity

    Capital stock ...............................          21,358           11,385
    Additional paid-in capital ..................         261,753          773,367
    Earnings reinvested in the business .........       1,629,970        1,488,910
    Common stock held in treasury, at cost ......        (361,302)        (545,600)
                                                      -----------      -----------

       Total stockholders' equity ...............       1,551,779        1,728,062
                                                      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......     $ 3,454,268      $ 3,623,183
                                                      -----------      -----------
                                                      -----------      -----------



            See notes to condensed consolidated financial statements.

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)



                                                                                For the Nine Months Ended
                                                                             ------------------------------
                                                                               September 27,  September 28,
                                                                                    1998          1997
                                                                             ------------------------------
                                                                                         (39 Weeks)
OPERATING ACTIVITIES:

Net cash provided by operating activities ..................................     $ 348,105      $ 309,027
                                                                                 ---------      ---------

INVESTING ACTIVITIES:

Additions to property, plant and equipment .................................       (60,458)      (126,578)
Net proceeds from dispositions .............................................         9,934         11,872
Other - net ................................................................         2,822           (198)
                                                                                 ---------      ---------

Net cash used in investing activities ......................................       (47,702)      (114,904)
                                                                                 ---------      ---------

FINANCING ACTIVITIES:

Net commercial paper borrowings ............................................        67,750        (26,500)
Long-term debt reduction ...................................................       (78,820)        (2,827)
Capital shares
     Issuance ..............................................................         6,365          6,317
     Repurchase ............................................................      (318,336)      (127,283)
Dividends paid to stockholders .............................................       (52,357)       (45,434)
Other - net ................................................................          --              344
                                                                                 ---------      ---------

Net cash used in financing activities ......................................      (375,398)      (195,383)
                                                                                 ---------      ---------

Decrease in cash and short-term investments ................................       (74,995)        (1,260)

Cash and short-term investments at the beginning of the year ...............       106,820         39,103
                                                                                 ---------      ---------

Cash and short-term investments at the end of the quarter ..................     $  31,825      $  37,843
                                                                                 ---------      ---------
                                                                                 ---------      ---------

Amounts in these Statements of Cash Flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   Unaudited

1.     General

         The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 28, 1997, for The New York Times Company (the "Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim periods ended, have been included. Due to the seasonal nature of the Company's business, results for interim periods are not necessarily indicative of a full year's operations.

         Certain reclassifications have been made to the 1997 Condensed Consolidated Financial Statements to conform with classifications used at September 27, 1998.


2.     Dispositions of Assets

         During the second quarter of 1998, the Company recorded an $8,000,000 pre-tax gain from the satisfaction of a post-closing requirement related to the 1997 sale of the Company's non-golf magazines. This gain increased basic and diluted earnings per share by $.02. For further details, see the "Magazine Group" section in "Management's Discussion and Analysis".

         During the first quarter of 1998, the Company recorded a $4,600,000 pre-tax gain resulting from the sale of equipment. The gain increased basic and diluted earnings per share by $.01.


3.     Common Stock Split, Retirement and Dividend Increase

         On June 17, 1998, a 2-for-1 split of the Company's Class A and B Common Stock was effective. Additionally, the Company increased the number of authorized Class A shares to 300,000,000 and Class B shares to 849,602. The number of shares of Class A Common Stock outstanding on June 17, 1998, after giving effect to the split, was 190,193,392; the number of Class B shares was 849,602. All references in the Consolidated Financial Statements referring to per share, share price and share amounts have been adjusted retroactively for the 2-for-1 stock split. As a result of the issuance of additional shares, approximately $9,600,000 was transferred from additional paid-in capital to capital stock to record the distribution.

         On June 17, 1998, the Company retired 16,911,881 shares of Class A Common Stock and 139,943 shares of Class B Common Stock. The Company accounts for treasury stock retirements on a first-in-first-out basis. As a result of this retirement, treasury stock and additional paid-in capital were reduced by approximately $539,200,000.

         On May 21, 1998, the Board of Directors authorized a $.01 increase, on a post-split basis, in the quarterly dividend payments on both classes of common stock.

4.     Income Taxes

         The variances between the effective tax rate on income before income taxes and the federal statutory rate, exclusive of an extraordinary charge and gains on dispositions of assets in 1998 and a favorable adjustment resulting from the completion of the Company's federal tax audits for periods through 1992 ("favorable tax adjustment") in 1997, are as follows:


                                                           Three Months Ended                          Nine Months Ended
                                                  ---------------------------------------------------------------------------------
                                                     September 27,         September 28,        September 27,       September 28,
                                                         1998                 1997                  1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                              % of                 % of                  % of                % of
(Dollars in thousands)                             Amount   Pre-tax     Amount   Pre-tax      Amount   Pre-tax     Amount   Pre-tax
-----------------------------------------------------------------------------------------------------------------------------------

Tax at federal statutory rate................      $33,747     35.0%    $29,048     35.0%     $120,944    35.0%    $103,691   35.0%

State and local taxes,
  net of federal benefits ...................        6,197      6.4       6,554      7.9        23,014     6.7       22,812    7.7

Amortization of nondeductible
  intangible assets acquired.................        1,852      1.9       2,143      2.6         6,704     1.9        7,297    2.5

Other - net .................................         (351)    (0.4)       (978)    (1.2)         (344)    0.1       (2,557)  (0.9)
                                                   --------  --------   --------  --------    --------  --------   -------- ------

Subtotal.....................................      $41,445     43.0%    $36,767     44.3%     $150,318    43.5%    $131,243   44.3%

Favorable tax adjustment ....................         --                   --                     --                (18,000)

Gains on dispositions of assets..............         --                   --                    5,513                 --
                                                   --------  --------   --------  --------    --------  --------   --------  ------

Income taxes.................................      $41,445              $36,767               $155,831             $113,243
                                                   --------  --------   --------  --------    --------  --------   --------  ------
                                                   --------  --------   --------  --------    --------  --------   --------  ------



5.     Debt Obligations and Extraordinary Charge

         On April 2, 1998, the Company's tender offer for any and all of its $150,000,000 of outstanding publicly-held 8.25% debentures due March 15, 2025, expired. The debenture holders tendered approximately $78,100,000 of the outstanding debentures. As a result, the Company recorded a pre-tax extraordinary charge of approximately $13,700,000 in the second quarter of 1998 in connection with this early extinguishment of debt. This charge reduced basic and diluted earnings per share by $.04.

         The Company currently maintains $300,000,000 in revolving credit agreements which require, among other matters, specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was approximately $760.0 million at September 27, 1998, compared with $917.0 million at September 28, 1997. In July 1998, the Company renewed its $100,000,000 revolving credit agreement, which had a maturity of July 1998, through July 1999. The remaining $200,000,000 revolving credit agreement expires in July 2002.

         On August 21, 1998, the Company filed a $300,000,000 Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission for unsecured debt securities that may be issued by the Company from time to time. This registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300,000,000 in medium-term notes. On October 8, 1998, the Company borrowed $49,500,000 under the medium-term note program. These notes mature on October 8, 2003, and pay interest semi-annually at a rate of 5%. The proceeds were utilized to pay down borrowings under the Company's commercial paper program.

         In October of 1993, the Company issued $200,000,000 of senior notes. Five-year notes totaling $100,000,000 were due in October of 1998 while the remaining six and one-half year $100,000,000 notes are due in April 2000. On October 28, 1998, the Company repaid $100,000,000 due on its five-year senior notes.


6.     Supplemental Cash Flow Information; Noncash Financing Activities

     Repurchases of common stock in connection with certain exercises under the Company's stock option plans increased treasury stock by $30,155,000 in 1998 and $36,067,000 in 1997. Additional paid-in capital increased by corresponding amounts.
     In May 1998, the Company amended a lease agreement for its Edison printing facility. The amendment modifies certain provisions of the lease agreement including extending its term by an additional 10 years through May 2018 and reducing rental obligations. As a result, capitalized lease costs and the related liability were increased by approximately $42,000,000.

7.     Common Stock Repurchases

         During the first nine months of 1998, the Company repurchased approximately 9,455,000 shares of its Class A Common Stock at a cost of approximately $303,000,000. The average price of these repurchases was approximately $32 per share. To date, approximately $419,000,000 remains from an August 1998 Board of Directors repurchase authorization of $575,000,000. Stock repurchases under this program exclude shares reacquired in connection with certain exercises under the Company's stock option plans at a cost of approximately $21,700,000 in the first nine months of 1998 and $11,800,000 in the first nine months of 1997.


8.     Voluntary Staff Reductions

         At September 27, 1998, and December 28, 1997, approximately $18,000,000 and $25,000,000 of the total amount of prior charges related to voluntary staff reductions remain unpaid. The $18,000,000 balance is expected to be paid within two years. No such charges were recorded in the second or third quarters of 1997 or in the first nine months of 1998. In the first quarter of 1997, the Company recorded approximately $2,500,000 in pre-tax charges, relating to staff reductions at corporate headquarters and The New York Times. These charges reduced basic and diluted earnings per share by $.01.

9.     Comprehensive Income

         In the first quarter of 1998, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Accounting Standards No. 130 ("FAS 130"), Reporting Comprehensive Income. Comprehensive Income for the Company includes foreign currency translation adjustments in addition to net income as reported in the Company's Condensed Consolidated Financial Statements. FAS 130 requires the disclosure of Comprehensive Income, which was $54,400,000 for the third quarter of 1998 and $193,400,000 for the first nine months of 1998 and was the same as net income for the third quarter and first nine months of 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Advertising revenues accounted for approximately 70% of the Company's revenues in the first nine months of 1998 and circulation revenues accounted for approximately 24% of its revenues in the same period. Advertising revenues cause the Company's consolidated revenues to vary by season. Second-quarter and fourth-quarter advertising volume are usually higher than first and third-quarter volume since economic activity tends to be lower after the holidays and in the summer. Quarterly trends are also affected by the overall economy and by economic conditions in the Company's various markets.

         In the first nine months of 1998, raw materials represented approximately 15% of the Company's total costs. The major component of raw materials is newsprint. The Company's cost of newsprint has been higher during all of 1998 than in 1997. A price increase has been announced that could further increase the Company's cost of newsprint in 1998; however even if it becomes effective, this increase is not expected to have a material effect on the Company's operations for the fourth quarter of 1998. The Company expects that any percentage increase in newsprint costs comparing the fourth quarter of 1998 to the 1997 comparable period will be less than the percentage increase already experienced in the first nine months of 1998 over the 1997 comparable period.


Results of Operations

         Third-quarter net income increased 18.9% to $55.0 million, or $.29 basic and diluted earnings per share, from 1997 third-quarter net income of $46.2 million, or $.24 basic and diluted earnings per share.* Net income, excluding special items and an extraordinary charge, for the first nine months, increased 17.3% to $195.2 million, or $1.03 basic ($1.01 diluted) earnings per share, from $166.4 million, or $.87 basic ($.85 diluted) earnings per share, in the first nine months of 1997. For the first nine months of 1998, the increase in net income was primarily due to higher advertising revenues and greater cost containment; higher newsprint costs and depreciation expense reduced somewhat that increase in net income. Including special items and an extraordinary charge, net income for the first nine months of 1998 rose 6.3% to $194.6 million from $183.0 million in the comparable
1997 period.

     Special Items and Extraordinary Charge

     The special items and extraordinary charge that affected the 1998 and 1997 first nine months results were:

     1998 - The overall effect of these items reduced both basic and diluted earnings per share by $.01 for the nine months.

               - $7.7 million after-tax extraordinary charge for the first nine months in connection with the Company's repurchase of $78.1 million of its $150.0 million, 8.25% notes due in 2025. This charge reduced basic and diluted earnings per share by $.04.

               - $8.0 million pre-tax gain for the first nine months from the satisfaction of a post-closing requirement related to the 1997 sale of the Company's non-golf magazines. This gain increased basic and diluted earnings per share by $.02.

               - $4.6 million pre-tax gain for the first nine months from the sale of equipment. This gain increased basic and diluted earnings per share by $.01.

--------------
* All share and per share amounts are adjusted for the 2-for-1 split that took effect in June of 1998.

     1997 - The overall effect of these items increased both basic and diluted earnings per share by $.08 for the nine months.

               - $18.0 million after-tax gain for the first nine months resulting from a favorable tax adjustment from the completion of the Company's federal income tax audits for the periods through 1992. This gain increased basic and diluted earnings per share by $.09.

               - $2.5 million pre-tax charge for the first nine months for severance and related costs resulting from work force reductions. This charge reduced basic and diluted earnings per share by $.01.

         Revenues

         Revenues for the third quarter of 1998 were $682.7 million, approximately equal to the comparable 1997 period. For the first nine months of 1998, revenues grew 2.7% to $2.2 billion. On a comparable basis, adjusted for the 1997 disposition of certain properties (primarily six magazines), 1998 third-quarter revenues increased by approximately 1.9% and nine month revenues increased approximately 4.7% over the comparable 1997 periods.

         Expenses

         Production costs for the third quarter of 1998 increased 2.2% to $357.7 million from $350.0 million in the comparable 1997 period. For the first nine months of 1998, production costs increased 3.6% to $1.08 billion from $1.04 billion in the first nine months of 1997. The increase for the nine months was primarily due to higher newsprint costs and depreciation expense associated with new production facilities. On a comparable basis, adjusted for the 1997 sale of the Company's non-golf magazines, 1998 third quarter production costs increased 3.7% and nine month production costs increased 5.0%.

         Selling, general and administrative expenses in the third quarter of 1998 decreased 7.7% to $223.6 million from $242.2 million in the third quarter of 1997. For the first nine months of 1998, these expenses decreased 2.9% to $712.4 million from $733.8 million in the first nine months of 1997, exclusive of the workforce reduction costs described above. The decrease for both periods was primarily due to lower compensation expenses and a reduction in other expenses as a result of the disposition of certain properties in 1997. On a comparable basis, adjusted for the 1997 sale of the Company's non-golf magazines, 1998 third quarter selling, general and administrative expenses decreased 5.3% and nine month selling, general and administrative expenses decreased .9%.

         Operating Profit

         Operating profit in the third quarter of 1998 increased 11.0% to $101.4 million compared with $91.3 million in the third quarter of 1997. For the first nine months of 1998, operating profit rose 12.6% to $362.9 million from $322.4 million in the first nine months of 1997, excluding workforce reduction costs. The improvement in operating profit was principally due to higher advertising revenues at the Newspaper Group and tighter cost controls. Higher newsprint costs and depreciation and amortization expense, partly offset the improvement.

         EBITDA

         "EBITDA" is earnings before interest, income taxes, depreciation and amortization. EBITDA is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under generally accepted accounting principles ("GAAP"). EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP. EBITDA for the 1998 third quarter rose 11.6% to $155.6 million from $139.4 million in 1997. For the first nine months of 1998, excluding gains on dispositions of assets and the extraordinary charge, EBITDA rose 13.5% to $518.2 million from $456.4 million in the first nine months of 1997. Including the special items and the extraordinary charge, EBITDA for the first nine months of 1998 rose 9.0% to $517.1 million from $474.4 million in the first nine months of 1997.

         Joint Ventures

         Income from Joint Ventures increased to $5.3 million from $3.4 million in the third quarter of 1998 and to $13.6 million from $7.7 million in the first nine months of 1998. The increase was primarily due to higher income from equity investments in paper mills.

         Interest

         Net interest expense, which appears as the line item "Interest Expense-net", decreased to $10.3 million in the third quarter of 1998, from $11.7 million in the third quarter of 1997. The decrease, is primarily the result of a reduction in total indebtedness. Total interest income and capitalized interest included in the third-quarter amounts were $1.1 million in 1998 and $.8 million in 1997. For the first nine months of 1998, net interest expense decreased to $31.0 million from $31.4 million in 1997. The decrease for the first nine months of 1998 is primarily attributable to a reduction in the amount of total indebtedness as well as increased investment income. Lower capitalized interest partially offset this decrease in net interest expense. Total interest income and capitalized interest included in the first nine-month amounts were $3.3 million in 1998 and $6.7 million in 1997.

         Effective Tax Rate

         The Company's effective tax rate was 43.0% in the third quarter of 1998, compared with 44.3% in the third quarter of 1997. For the first nine months of 1998, the effective tax rate was 43.5% compared with 44.3% in the first nine months of 1997, exclusive of special items and an extraordinary charge. The decreases in the effective tax rates were primarily the result of lower state and local income taxes.

Segment Information


----------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                         Nine Months Ended
                                                    ------------------------------------------------------------------------------
                                                     September 27,       September 28,         September 27,       September 28,
(Dollars in thousands)                                   1998                1997                  1998                 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                 (13 Weeks)                                (39 Weeks)
Revenues
Newspapers.......................................      $620,965             $605,271            $1,950,080           $1,863,330
Broadcast........................................        34,817               34,933               109,164              105,088
Magazines........................................        26,947               43,377                95,237              129,571
                                                       --------             --------            ----------           ----------
  Total..........................................      $682,728             $683,581            $2,154,480           $2,097,989
                                                       --------             --------            ----------           ----------
                                                       --------             --------            ----------           ----------

Operating Profit (Loss)
Newspapers.......................................      $ 95,013             $ 84,830            $  332,085           $  302,716
Broadcast........................................         9,679                9,656                30,573               27,245
Magazines........................................         4,489                6,603                24,810               21,561
Unallocated Corporate Expenses...................        (7,759)              (9,754)              (24,563)             (31,583)
                                                       --------             --------            ----------           ----------
  Total..........................................      $101,421             $ 91,335            $  362,905           $  319,939
                                                       --------             --------            ----------           ----------
                                                       --------             --------            ----------           ----------

Depreciation and Amortization
Newspapers.......................................      $ 42,932             $ 41,773            $  127,576           $  118,787
Broadcast........................................         4,392                3,913                13,258               13,334
Magazines........................................          (467)              (2,019)               (4,724)              (5,492)
Corporate........................................         1,824                  977                 5,247                1,831
Joint Ventures...................................            88                   89                   264                  266
                                                       --------             --------            ----------           ----------
   Total.........................................      $ 48,770             $ 44,733            $  141,621           $  128,726
                                                       --------             --------            ----------           ----------
                                                       --------             --------            ----------           ----------


A discussion of the operating results of the Company's segments follows:

Newspaper Group: The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 Regional Newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of The New York Times databases and microfilm and New Ventures. New Ventures primarily include projects in electronic media.


          ---------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                      Nine Months Ended
                                                  -----------------------------------------------------------------------
                                                  September 27,      September 28,      September 27,       September 28,
          (Dollars in thousands)                       1998               1997              1998                1997
          ---------------------------------------------------------------------------------------------------------------
                                                           (13 Weeks)                                (39 Weeks)
          Revenues
          Newspapers............................      $615,228           $601,011         $1,934,163          $1,854,152
          New Ventures..........................         5,737              4,260             15,917               9,178
                                                      --------           --------         ----------          ----------
          Total Revenues........................      $620,965           $605,271         $1,950,080          $1,863,330
                                                      --------           --------         ----------          ----------
          EBITDA
          Newspapers............................      $140,609           $128,206         $  466,533          $  425,513
          New Ventures..........................        (2,664)            (1,603)            (6,871)             (4,010)
                                                      --------           --------        -----------         -----------
          Total EBITDA...........................     $137,945           $126,603         $  459,661          $  421,503
                                                      --------           --------        -----------         -----------
          Operating Profit (Loss)
          Newspapers.............................     $ 98,129           $ 86,704         $  340,184          $  307,475
          New Ventures...........................       (3,116)            (1,874)            (8,099)             (4,759)
                                                      --------          ---------        -----------         -----------
          Total Operating Profit.................     $ 95,013           $ 84,830         $  332,085          $  302,716
                                                      --------          ---------        -----------         -----------


The Newspaper Group's operating profit was $95.0 million in the third quarter of 1998, compared with $84.8 million in the third quarter of 1997. For the first nine months of 1998, operating profit was $332.1 million, compared with $304.2 million in the first nine months of 1997, excluding workforce reductions. Revenues were $621.0 million in the third quarter of 1998, compared with $605.3 million in the third quarter of 1997. For the first nine months of 1998, revenues were $1.95 billion, compared with $1.86 billion in the first nine months of 1997. The increase in the Group's revenues for the 1998 third quarter and first nine months was primarily due to higher advertising revenues of 3.5% in the third quarter and 6.3% in the nine months; both increases resulted from higher rates and volume. The Company currently anticipates that 1998 advertising revenue at the Newspaper Group will increase in a range between 5.5% and 6.5%. The improvement in operating profit for the 1998 third quarter and nine months was primarily attributable to increases in advertising revenue and improved cost containment. Higher depreciation expense related to new production facilities and unfavorable increases in newsprint cost of 7.9% for the quarter and 16.4% for the first nine months, partially offset the improvements. Increases of 3.4% in the quarter and 4.8% for the first nine months were volume related, principally due to higher advertising and new sections, and the remainder of the increase was due to higher prices.

         Average circulation of daily newspapers for the third quarter and first nine months ended September 27, 1998, was as follows:


                 ---------------------------------------------------------------------------------------------
                                                             Three Months Ended September 27, 1998
                                                    ----------------------------------------------------------
                 (Copies in thousands)                 Weekday       % Change          Sunday       % Change
                 ---------------------------------------------------------------------------------------------
                 Average Net Paid Circulation
                 The New York Times                    1,063.0           0.2%        1,604.5          (2.3%)
                 The Boston Globe                        471.4          (1.9%)         749.3          (2.3%)
                 Regional Newspapers                     704.2           0.3%          755.7          (0.3%)
                 ---------------------------------------------------------------------------------------------



                 ---------------------------------------------------------------------------------------------
                                                              Nine Months Ended September 27, 1998
                                                    ----------------------------------------------------------
                 (Copies in thousands)                 Weekday       % Change          Sunday       % Change
                 ---------------------------------------------------------------------------------------------
                Average Net Paid Circulation
                 The New York Times                    1,081.6           0.2%        1,627.8           (1.6%)
                 The Boston Globe                        467.3          (1.1%)         749.3           (0.9%)
                 Regional Newspapers                     735.6           0.6%          786.9            0.0%
                 ---------------------------------------------------------------------------------------------


         The average circulation declines for the third quarter and first nine months, on Sundays, at The Times primarily reflect The Times's continuing strategy to improve the quality of its home delivered circulation base by reducing the use of promotional discounts for new subscription orders. Though this strategy results in fewer new subscribers in the short term, the remaining subscribers tend to be long-term customers, resulting in higher circulation in the long term, and a more valuable audience for advertisers. Complementing this quality strategy are a number of vigorous marketing initiatives to improve single-copy sales and encourage continued circulation growth by expanding availability in major markets across the nation. The Times and The Globe have also added new sections and made improvements in delivery service to attract new readers and retain existing ones.

         Advertising volume on a comparable basis for the third quarter and first nine months was as follows:


          ---------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended                Nine Months Ended
                                                                 September 27, 1998               September 27, 1998
                                                              ---------------------------       -------------------------
          (Inches in thousands)                                   Volume       % Change             Volume     % Change
          ---------------------------------------------------------------------------------------------------------------
          Advertising Volume (excluding preprints)
          The New York Times.................................      889.6           0.1%            2,853.5         0.9%
          The Boston Globe...................................      707.1           1.4%            2,205.7         1.4%
          Regional Newspapers................................    3,836.1           1.6%           11,843.7         3.0%
          ---------------------------------------------------------------------------------------------------------------


Advertising volume at The Times increased approximately 0.1% for the quarter and 0.9% for the first nine months. Category results were as follows:


           ------------------------------ ---------------------------- --------------------------
                                              Three Months Ended           Nine Months Ended
                                          ---------------------------- --------------------------
                                              September 27, 1998          September 27, 1998
                                          ---------------------------- --------------------------
                                                   % Change                    % Change
           ------------------------------ ---------------------------- --------------------------
           Retail.........................          (7.4%)                      (7.5%)
           National......................           +4.1%                       +6.7%
           Classified....................           +1.8%                       +2.8%
           Zoned.........................           (2.4%)                      (3.6%)
           ------------------------------ ---------------------------- --------------------------
           Total.........................           +0.1%                       +0.9%
           ------------------------------ ---------------------------- --------------------------
           Preprints.....................          (10.0%)                      +2.3%
           ------------------------------ ---------------------------- --------------------------


     Advertising volume at The Globe increased approximately 1.4% for both the quarter and first nine months. Category results were as follows:


           ------------------------------ ---------------------------- --------------------------
                                          Three Months Ended               Nine Months Ended
                                          ---------------------------- --------------------------
                                          September 27, 1998              September 27, 1998
                                          ---------------------------- --------------------------
                                                   % Change                    % Change
           ------------------------------ ---------------------------- --------------------------

           Retail........................            (2.6%)                      (5.1%)
           National......................           +20.3%                      +15.2%
           Classified....................            (0.4%)                      +0.6%
           Zoned.........................           (15.6%)                      (8.6%)
           ------------------------------ ---------------------------- --------------------------
           Total.........................            +1.4%                       +1.4%
           ------------------------------ ---------------------------- --------------------------
           Preprints.....................           +11.9%                       +5.5%
           ------------------------------ ---------------------------- --------------------------


         Advertising volume at the Regionals increased approximately 1.6% for the quarter and 3.0% for the first nine months. Category results were as follows:


           ------------------------------ ---------------------------- --------------------------
                                          Three Months Ended               Nine Months Ended
                                          ---------------------------- --------------------------
                                          September 27, 1998              September 27, 1998
                                          ---------------------------- --------------------------
                                                   % Change                    % Change
           ------------------------------ ---------------------------- --------------------------

           Retail........................            (1.1%)                      +0.8%
           National......................           (19.7%)                      (6.6%)
           Legal.........................           +12.5%                       +3.9%
           Classified....................            +4.7%                       +5.6%
           ------------------------------ ---------------------------- --------------------------
           Total.........................            +1.6%                       +3.0%
           ------------------------------ ---------------------------- --------------------------
           Preprints.....................            +7.5%                       +7.4%
           ------------------------------ ---------------------------- --------------------------

Broadcast Group: The Broadcast Group consists of eight network-affiliated television stations and two radio stations.


           -------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                        Nine Months Ended
                                          ------------------------------------------------------------------------------
                                              September 27,    September 28,          September 27,      September 28,
           (Dollars in thousands)                  1998               1997                  1998               1997
           -------------------------------------------------------------------------------------------------------------
                                                        (13 Weeks)                                (39 Weeks)
           Revenues.....................         $34,817          $34,933               $109,164            $105,088
           -------------------------------------------------------------------------------------------------------------
           EBITDA.......................         $14,071          $13,569               $ 43,831            $ 40,579
           -------------------------------------------------------------------------------------------------------------
           Operating Profit.............         $ 9,679          $ 9,656               $ 30,573            $ 27,245
           -------------------------------------------------------------------------------------------------------------


         The Broadcast Group's operating profit was $9.7 million in the third quarter of 1998 on revenues of $34.8 million, approximately equal to the 1997 operating profit and revenues for the comparable period. Operating profit was $30.6 million for the first nine months of 1998 on revenues of $109.2 million, compared with $27.2 million in the first nine months of 1997 on revenues of $105.1 million. Stronger advertising revenues were the main reason for the increase in operating profit. Third quarter advertising revenues were adversely affected by the General Motors strike, which was recently settled.

Magazine Group: The Magazine Group is comprised of three golf-related publications and related activities in the golf field, and New Ventures such as on-line magazine services. The revenues for the Group include the amortization of a $40.0 million non-compete agreement associated with the divestiture of the Women's Magazine Division. This amount was recognized on a straight-line basis over a four-year period ended July 1998.


          ------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                         Nine Months Ended
                                           ---------------------------------------------------------------------------------
                                                 September 27,      September 28,           September 27,    September 28,
          (Dollars in thousands)                     1998               1997                     1998             1997
          ------------------------------------------------------------------------------------------------------------------
                                                              (13 Weeks)                                (39 Weeks)
          Revenues
          Magazines.....................           $25,804            $40,062                  $88,465          $120,400
          Non-Compete...................               833              2,500                    5,833             7,500
          New Ventures..................               310                815                      939             1,671
          ------------------------------------------------------------------------------------------------------------------
          Total Revenues................           $26,947            $43,377                  $95,237          $129,571
          ------------------------------------------------------------------------------------------------------------------
          EBITDA
          Magazines.....................           $ 4,086            $ 6,465                  $20,297          $ 21,869
          New Ventures..................               (64)            (1,881)                    (211)           (5,800)
          ------------------------------------------------------------------------------------------------------------------
          Total EBITDA..................           $ 4,022            $ 4,584                  $20,086         $  16,069
          ------------------------------------------------------------------------------------------------------------------
          Operating Profit (Loss)
          Magazines.....................           $ 3,720            $ 6,210                  $19,188         $  20,504
          Non-Compete...................               833              2,500                    5,833             7,500
          New Ventures..................               (64)            (2,107)                    (211)           (6,443)
          ------------------------------------------------------------------------------------------------------------------
          Total Operating Profit........           $ 4,489            $ 6,603                  $24,810         $  21,561
          ------------------------------------------------------------------------------------------------------------------

         The Magazine Group's operating profit was $4.5 million in the third quarter of 1998 on revenues of $26.9 million, compared with $6.6 million in the third quarter of 1997, on revenues of $43.4 million. Consolidation in the golf equipment industry and a very competitive rate environment adversely affected the group's performance. Operating profit was $24.8 million for the first nine months of 1998 on revenues of $95.2 million, compared with $21.6 million in the first nine months of 1997, on revenues of $129.6 million. The improvement in operating profit for the nine months was principally attributable to the Company's exit from the tee-time reservation business in the fourth quarter of 1997. The Group's revenue decreased for both periods as a result of the sale of the Company's non-golf magazines in the fourth quarter of 1997. The results of the magazines that were sold were included in the Group's results for the first eleven months of 1997. Excluding the magazines that were sold, operating profit was $4.5 million in the third quarter of 1998 on revenues of $26.9 million, compared with $5.2 million in the third quarter of 1997, on revenues of $30.6 million. On a comparable basis, operating profit for the first nine months of 1998 was $24.8 million on revenues of $95.2 million, compared with $26.1 million in the first nine months of 1997, on revenues of $96.8 million.


Liquidity and Capital Resources

         Net cash provided by operating activities was $348.1 million in the first nine months of 1998, compared with $309.0 million in the first nine months of 1997. The increase of $39.1 million in 1998 was primarily due to an improvement in operating profit. Net cash used in investing activities was $47.7 million in the first nine months of 1998 compared with $114.9 million in the first nine months of 1997. The decrease of $67.2 million in 1998 was primarily due to lower capital expenditures. Net cash used in financing activities was $375.4 million in the first nine months of 1998 compared with $195.4 million in the first nine months of 1997. The increase of $180.0 million in 1998 was primarily related to stock repurchases, and the repurchase of its debentures, partially offset by an increase in issuances of commercial paper.

         Cash generated from the Company's operations and from external sources should be adequate to cover working capital needs, stock repurchases, planned capital expenditures, dividend payments to stockholders and other cash requirements. The ratio of current assets to current liabilities was .74 at September 27, 1998 and .76 and September 28, 1997. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 28% at both September 27, 1998 and September 28, 1997.

         The Company currently estimates that capital expenditures for 1998 will range from $90.0 million to $100.0 million. The Company currently anticipates that depreciation and amortization expense will approximate $190.0 million to $200.0 million for 1998 compared with $173.9 million in 1997.

         The Company currently maintains $300.0 million in revolving credit agreements, which require, among other matters, specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was approximately $760.0 million at September 27, 1998, compared with $917.0 million at September 28, 1997. The decrease in the level of unrestricted stockholders' equity is mainly due to the repurchase of Class A Common Stock. In July 1998, the Company renewed its $100.0 million revolving credit agreement, which had a maturity of July 1998, through July 1999. The remaining $200.0 million revolving credit agreement expires in July 2002. The Company's total long-term debt, including capital leases, was $603.2 million at September 27, 1998 and $640.1 million at September 28, 1997, respectively. The decrease is primarily attributable to the Company's repurchase of its debentures as described below. This decrease was offset somewhat by an increase in capitalized lease obligations as a result of an amendment to the Company's lease for the Edison facility.

         On August 21, 1998, the Company filed a $300.0 million Shelf Registration on Form S-3 with the Securities and Exchange Commission for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium term notes. On October 8, 1998, the Company borrowed $49.5 million under the medium-term note program. These notes mature on October 8, 2003 and pay interest semi-annually at a rate of 5%. The proceeds were utilized to pay down borrowings under the Company's commercial paper program.

         In October of 1993, the Company issued $200.0 million of senior notes. Five-year notes totaling $100.0 million were due in October of 1998 while the remaining six and one-half year $100.0 million notes are due in April 2000. On October 28, 1998, the Company repaid $100.0 million due on its five-year senior notes.

         The Company's tender offer for any and all of its $150.0 million of outstanding publicly-held 8.25% debentures due March 15, 2025, expired on April 2, 1998. The debenture holders tendered $78.1 million of the outstanding debentures. The Company financed the purchase of the debentures with available cash and through its existing commercial paper facility. By replacing higher rate long-term borrowings with lower-rate short-term alternatives, the Company expects to reduce interest expense and generate a positive return on a net present value basis. Total cash paid in connection with the tender offer was $89.3 million.


Year 2000 Readiness Disclosure

         The Company has evaluated the potential impact of the situation commonly referred to as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, concerns the ability of information systems, primarily computer software programs, to properly recognize and process date sensitive information related to the Year 2000.

The Company's State of Readiness

         In April 1997, the Company began an initiative to identify all of its Year 2000 concerns for all facets of its operations. A Year 2000 Program Office was established, and a detailed inventory of all systems issues required to be addressed in connection with the Year 2000 was created. Information was gathered for each system including location, type of system, its relative importance, probable method and cost of remediation, and targeted start and end dates for addressing the issue. This inventory includes systems in the following areas:

          (1) systems used to create the Company's publications;
          (2) systems used in the operation of the Company's production and distribution facilities;
          (3) systems used in the operation of the Company's broadcast operations;
          (4) business and financial applications systems; and
          (5) facility and infrastructure systems (building systems, utilities, security systems, etc.).

The systems identified in the inventory were further categorized into five priority classifications:

               Shutdown -- highest priority. If these systems (e.g., editorial systems, presses, utilities) were to fail, the Company's ability to continue its operations would be seriously impaired. Approximately 9% of the identified systems are in this category.

               Impractical Workaround -- while alternatives exist, it is too expensive to implement if these systems were to fail. Approximately 9%.

               Costly Workaround -- if these systems were to fail, a feasible but costly alternative exists. Approximately 29%.

               Additional But Manageable Cost -- If these systems fail, and alternative solution exists at a moderate cost. Approximately 22%.

               No Impact -- little if any consequence to the business if these systems fail. Approximately 31%.

     By October 1997, the Company had completed the inventory phase and turned its attention to the remediation phase. Target dates for each item in the inventory were identified and are continually monitored to ensure timely resolution of the issues. The remediation strategy involves a mix of purchasing new systems, modifying existing systems, retiring obsolete systems and confirming vendor compliance. As of October 13, 1998, 64% of all systems had been remediated and tested. Testing systems for Year 2000 compliance includes the use of dates which simulate transactions and environments, both prior and subsequent to the Year 2000, including specific testing for leap year.

     The Company has communicated with most of its suppliers and other vendors, and is contacting its significant advertisers, seeking assurances that they will be Year 2000 compliant. Although no method exists for achieving certainty that any significant business partners will function without disruption in the Year 2000, the Company's goal is to obtain as much detailed information as possible about its advertisers' and suppliers' Year 2000 plans and to identify those companies which could pose a significant risk of failure. The Company will make alternate arrangements where necessary.

     Generally, the Company is not dependent on a single source for any products or services, except for products or services supplied by public utilities. In the event a significant supplier or other vendor is unable to provide products or services to the Company due to a Year 2000 failure, the Company believes it has adequate alternate sources for such products or services. There is no guarantee, however, that such alternate products or services would be available at the same terms and conditions or that the Company would not experience some adverse effects as a result of switching to alternate sources.

The Costs to Address the Company's Year 2000 Issues

     To date, the Company has identified total estimated costs in connection with the Year 2000 problem of between $15 million and $20 million. This estimate does not include systems previously scheduled for replacement without regard to the Year 2000 issue. Of this amount, approximately $10 million will be for systems replacements involving capital outlays (which are not deducted as an expense on the Company's Condensed Consolidated Statements of Income), and the remaining amount is being deducted as an expense on the Company's Condensed Consolidated Statements of Income through mid-1999. Approximately 75% of this expense total is attributable to the use of currently available internal resources. The cost of the Company's Year 2000 remediation efforts is being funded with cash flows from operations.

Risks of Year 2000 Issues

     With respect to its internal operations, those over which the Company has direct control, the Company believes that all of its critical systems (i.e., those categorized in the shutdown or impractical workaround categories described above) will be remediated and tested by the end of the second quarter of 1999. Like most large business enterprises, the Company is reliant upon certain critical vendors. Certain of these vendors have yet to provide a Year 2000 compliant product, while services that are provided by certain other vendors cannot be tested (i.e., power and telecommunications). The Company believes the possibility of critical vendor failures to be remote based on the information supplied to date by such critical vendors.

Contingency Plans

     The Company's Year 2000 strategies include contingency planning, encompassing business continuity both within the Company and in the external business environment. The planning effort encompasses all critical Company areas. The Company's contingency planning for the Year 2000 will address a variety of scenarios that could occur.

     While no assurances can be given, because of the Company's extensive efforts to formulate and carry out an effective Year 2000 remediation program, the Company believes that such remediation will be completed on a timely basis and should effectively minimize any disruption to the Company's operations due to Year 2000 issues. The Company does not expect Year 2000 issues to have a material effect on its results of operations, liquidity or financial condition.

New Accounting Pronouncements

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

     In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. The Company's accounting practices are currently in compliance with SOP 98-5. In March 1998, the AICPA issued SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on expensing versus capitalization of software-related costs incurred for internal use, as well as the amortization of capitalized software costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. The adoption of SOP 98-1 is not expected to have a material effect on the Company's Consolidated Financial Statements. SOP 98-5 and SOP 98-1 are effective for fiscal years beginning after December 15, 1998.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity may be required to deduct any changes in the derivative's fair value from its operating income. The adoption of SFAS 133 is not expected to have a material effect on the Company's Consolidated Financial Statements.


Factors That Could Affect Operating Results

     Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company's various markets and material increases in newsprint and magazine paper prices. They also include other risks detailed from time to time in the Company's publicly-filed documents, including this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the period ended December 28, 1997.

Item 4.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.7.1 Amendment to Lease between the Company and Z Edison Limited Partnership, dated May 14, 1997.

                  10.7.2 Second Amendment to Lease between the Company and Z Edison Limited Partnership, dated June 30, 1998.


                  12       Ratio of Earnings to Fixed Charges.


                  27       Financial Data Schedule.

         (b)      Reports on Form 8-K:

         On September 24, 1998, the Company filed a Report on Form 8-K which is reported under Item 5 the Company's entry into the following agreements on that day: (i) a U.S. Distribution Agreement with Morgan Stanley & Co. Incorporated, Chase Securities Inc. and Salomon Smith Barney Inc., (ii) an Exchange Rate Agency Agreement with Morgan Stanley Dean Witter, and (iii) a Calculation Agent Agreement with The Chase Manhattan Bank. These Agreements relate to the Company's registration of up to $300,000,000 (or the equivalent in other currencies) of Medium-Term Notes (the "Notes"), pursuant to (1) a Registration Statement filed with the Securities and Exchange Commission (the "SEC") on Form S-3 (File No. 333-62023) on August 21, 1998, and declared effective by the SEC on August 28, 1998, and (2) a Prospectus Supplement, dated and filed with the SEC on September 24, 1998.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                THE NEW YORK TIMES COMPANY
                                                --------------------------------
                                                      (Registrant)


Date:     November 9, 1998                       /S/  John M. O'Brien
          ----------------                       -------------------------------
                                                     John M. O'Brien
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                        Quarter Ended September 27, 1998



Exhibit No.                                  Exhibit

10.7.1 Amendment to Lease between the Company and Z Edison Limited Partnership, dated May 14, 1997.

10.7.2 Second Amendment to Lease between the Company and Z Edison Limited Partnership, dated June 30, 1998.

12         Ratio of Earning to Fixed Charges.


27         Financial Data Schedule.