Form 10-K
period 1998-12-27
NEW YORK TIMES CO
filed 1999-02-26
CIK 71691

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                             ----------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998        COMMISSION FILE NUMBER 1-5837

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
       Title of each class                           which registered
       -------------------                           ----------------
 Class A Common Stock of $.10 par value           New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of Class A Common Stock held by non-affiliates as of February 24, 1999, was approximately $4.62 billion. As of such date, non-affiliates held 95,114 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant's common stock as of February 24, 1999, was as follows: 178,874,315 shares of Class A Common Stock and 849,520 shares of Class B Common Stock.

           Document incorporated by reference                              Part
           ----------------------------------                              ----
Proxy Statement for the 1999 Annual Meeting of Stockholders...............  III

================================================================================

                       INDEX TO THE NEW YORK TIMES COMPANY
                                 1998 FORM 10-K

                                -----------------

                                     PART I

Item No.                                                                    Page
--------                                                                    ----

 1. Business............................................................       1
      Introduction......................................................       1
      Newspapers........................................................       1
        The New York Times..............................................       1
         Circulation....................................................       1
         Advertising....................................................       2
         Production and Distribution....................................       2
         Related Businesses.............................................       4
        The Boston Globe................................................       4
         Circulation....................................................       4
         Advertising....................................................       5
         Production and Distribution....................................       5
        Regional Newspapers.............................................       6
        New Ventures....................................................       6
      Broadcasting......................................................       7
      Magazines.........................................................       8
        New Ventures....................................................       8
      Forest Products Investments and Other Joint Ventures..............       8
        Forest Product Investments......................................       8
        Other Joint Ventures............................................       9
      Raw Materials.....................................................       9
      Competition.......................................................       9
      Employees.........................................................      10
        Labor Relations.................................................      10
 2. Properties..........................................................      11
 3. Legal Proceedings...................................................      11
 4. Submission of Matters to a Vote of Security Holders.................      12
      Executive Officers of the Registrant..............................      12

                                     PART II

 5. Market for the Registrant's Common Equity and Related Stockholder
    Matters.............................................................      13
 6. Selected Financial Data.............................................      13
 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations...............................................      13
 8. Financial Statements and Supplementary Data.........................      14
 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure................................................      14

                                    PART III

10. Directors and Executive Officers of the Registrant..................      14
11. Executive Compensation..............................................      14
12. Security Ownership of Certain Beneficial Owners and Management......      14
13. Certain Relationships and Related Transactions......................      14

                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.....      14

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company including newspapers, television and radio stations, magazines, electronic information, and publishing and forest products investments. Financial information about industry segments is incorporated by reference to
Note 17 to the Consolidated Financial Statements on page F-32 of this report.

The Company currently classifies its businesses into the following segments:

o Newspapers: The New York Times ("The Times"); The Boston Globe, a daily newspaper, and the Boston Sunday Globe (both editions, "The Globe"); 18 other daily and three non-daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina ("Regional Newspapers"); newspaper distributors in the New York City and Boston metropolitan areas; various newspaper on-line products; news, photo and graphics services and news and features syndication; TimesFax; The New York Times Index; and licensing of electronic databases and microform, CD-ROM products, and the trademarks and copyrights of The Times and The Globe.

o Broadcasting: television stations WTKR(TV) in Norfolk, Virginia; WREG-TV in Memphis, Tennessee; KFOR-TV in Oklahoma City, Oklahoma; WNEP-TV in Scranton, Pennsylvania; WHO-TV in Des Moines, Iowa; WHNT-TV in Huntsville, Alabama; WQAD-TV in Moline, Illinois; and KFSM-TV in Fort Smith, Arkansas; and radio stations WQXR(FM) and WQEW(AM) in New York City.

o     Magazines: Golf Digest, Golf World and Golf Shop Operations.

o Forest Products Investments and Other Joint Ventures: Minority equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine, and a one-half interest in the International Herald Tribune.

NEWSPAPERS

The Newspaper Group segment consists of two categories: Newspapers (consisting of The Times, The Globe, 21 Regional Newspapers, newspaper distributors, and certain related businesses) and New Ventures (consisting of projects developed in electronic media by The Times, The Globe and the Regional Newspapers, as well as various new media investments).

The New York Times

Circulation

The Times is a standard-size weekday (Monday through Friday) and Sunday newspaper which commenced publication in 1851. In 1997 The Times introduced a daily color New York edition with separate daily culture and sports sections, as well as other new features. The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 61% of the weekday circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester and parts of upstate New York, Connecticut and New Jersey; 39% is sold elsewhere. On Sundays, approximately 58% of the circulation is sold in the greater New York City area and 42% elsewhere. According to reports of the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 1998, of all seven-day United States newspapers, The Times's weekday circulation was the second largest and its Sunday circulation was the largest.

The Times's average weekday and Sunday circulations for the two 12-month periods ended September 30, 1998, as audited by ABC (except as indicated), are shown in the table below:

                                                            Weekday      Sunday
                                                            -------      ------
                                                           (Thousands of copies)

       1998 (unaudited)..................................   1,088.1      1,638.9
       1997..............................................   1,090.9      1,651.4

Approximately 58% of the weekday circulation and 53% of the larger Sunday circulation were sold through home and office delivery in 1998. During the year ended December 27, 1998, the average weekday circulation of The Times increased approximately 4,700 copies above 1997 to approximately 1,094,100 copies and the average Sunday circulation decreased by approximately 6,500 copies below 1997 to approximately 1,644,800 copies.

Advertising

Total advertising volume in The Times for the two years ended December 27, 1998, as measured by The Times, is shown in the table below. The "National" heading in the table below includes such categories as entertainment, financial, magazine and general advertising.

                            Full Run
                 ------------------------------                       Preprint
                 Retail    National  Classified    Zoned   Total(1)    Copies
                 Inches     Inches     Inches     Inches    Inches   Distributed
                 ------     -------   --------    ------    ------    ---------
                              (Inches and Preprints in Thousands)

        1998      587.2     1,392.7     996.9     1,019.6   3,996.4    343,070

        1997      606.8     1,330.8     971.1     1,034.6   3,943.3    318,490

The table includes volume for The New York Times Magazine, which published 3,176 pages of advertising in 1998, compared with 3,116 pages in 1997.

Advertising rates for The Times increased an average of 6% in January 1998, and 6% in January 1999.

Based on recent data provided by Competitive Media Reporting, Inc., an independent agency that measures advertising sales volume and estimates advertising revenue, and The Times's internal analysis, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area.

Production and Distribution

Generally, The Times is printed at its production and distribution facilities in Edison, New Jersey, and College Point, New York.

The Edison and College Point facilities print all sections of the weekday and Sunday newspapers (except The New York Times Magazine and the Sunday Television section) for distribution in the New York metropolitan area. Both facilities have the capacity to print in color and have modern, automated presses, packaging and distribution equipment.

The Times has agreements with two commercial printing companies to print its Sunday Television section and The New York Times Magazine.

----------
(1)   All totals exclude preprint inches.

The editions of The Times distributed outside of the New York City area are printed under contract at the following sites:

              Region(1)         Print Sites
              ------------------------------------------------------
              Midwest           Chicago, IL; Canton, OH
              ------------------------------------------------------
              Northeast         Boston, MA(2); Springfield, VA
              ------------------------------------------------------
              Southeast         Atlanta, GA; Ft. Lauderdale, FL;
                                Lakeland, FL(3)
              ------------------------------------------------------
              Southwest         Austin, TX; Phoenix, AZ(4)
              ------------------------------------------------------
              West              Torrance and Concord, CA; Tacoma, WA
              ------------------------------------------------------

The Times currently has agreements with various newspapers and other delivery agents located in the United States and Canada to deliver The Times in their respective markets and, in some cases, to expand current markets. The agreements include various arrangements for delivery on Sundays and weekdays to homes and newsstands.

A subsidiary of the Company, City & Suburban Delivery Systems, Inc. ("City & Suburban"), operates a wholesale newspaper distribution business that distributes The Times and other newspapers and periodicals in New York City, Long Island (New York), the counties of Westchester (New York) and Fairfield (Connecticut) and central and northern New Jersey. Approximately 86% of The Times's single-copy daily circulation and 73% of its single-copy Sunday circulation in the New York City metropolitan area are delivered to retail outlets by City & Suburban. Approximately 87% of The Times's daily home-delivered circulation and 90% of its Sunday home-delivered circulation in the New York City metropolitan area are delivered to depots by City & Suburban.

----------
(1) Most advance sections of the Sunday newspaper distributed in these areas are printed at Edison, New Jersey, and College Point, New York.
(2)   At The Globe.
(3)   At the Company's regional newspaper, The Ledger.
(4)   Commenced in 1999.

Related Businesses

Name                                            Description of Business
--------------------------------------------------------------------------------
The New York Times Electronic Media Company:
--------------------------------------------------------------------------------
NYT Business Information Services               Produces on-line computer
                                                databases and The New York Times
                                                Index, a print publication

                                                Licenses LEXIS/NEXIS, Dow Jones
                                                Business Information Services,
                                                UMI, The Dialog Corp., Online
                                                Computer Library Center and
                                                Reuters to store, market and
                                                distribute the Company's on-line
                                                computer databases

                                                Also licenses UMI to produce and
                                                sell The New York Times Index
                                                and The Times on microfilm and
                                                CD-ROM
--------------------------------------------------------------------------------
Consumer On-line Products                       The New York Times on America
                                                Online

                                                The New York Times on the Web
                                                (nytimes.com)

                                                New York Today (nytoday.com)

                                                The New York Times Learning
                                                Network (nytimes.com/learning)
--------------------------------------------------------------------------------
NYT Television                                  Pursues certain programming
                                                ventures utilizing The Times and
                                                other content
--------------------------------------------------------------------------------
The New York Times News Services:
--------------------------------------------------------------------------------
The New York Times News Service                 Transmits articles, graphics and
                                                photographs from The Times, The
                                                Globe and other publications to
                                                approximately 650 newspapers and
                                                magazines in the United States
                                                and in more than 50 countries
                                                worldwide
--------------------------------------------------------------------------------
The New York Times Syndicate                    Markets other supplemental news
                                                services and feature material,
                                                graphics and photographs from
                                                The Times and other leading news
                                                sources to newspapers and
                                                magazines around the world
--------------------------------------------------------------------------------

The Boston Globe

The Globe is owned and published by the Company's subsidiary, Globe Newspaper Company, Inc. ("The Globe" may also be used to refer to Globe Newspaper Company, Inc.).

Circulation

The Globe is a standard-size weekday and Sunday newspaper which commenced publication in 1872, and was acquired by the Company in 1993. The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC reports, as of September 27, 1998, the weekday circulation of The Globe was the 14th largest of any weekday newspaper; circulation of the Sunday edition was the ninth largest of any Sunday newspaper published in the United States; and its weekday and Sunday circulation was the largest of all newspapers published in either Boston or New England.

The Globe's average weekday and Sunday paid circulation for the two 12-month periods ended March 29, 1998, and March 30, 1997, as audited by ABC, are shown in the table below:

                                                             Weekday   Sunday
                                                             -------   ------
                                                           (Thousands of copies)

      1998.............................................       474.9     754.0

      1997.............................................       468.8     757.4

During the year ended December 27, 1998, the average weekday circulation of The Globe decreased approximately 5,000 copies below 1997 to approximately 469,800 copies and the average Sunday circulation decreased by approximately 9,700 copies below 1997 to approximately 745,500 copies.

Approximately 73% of the weekday circulation and 63% of the larger Sunday circulation were sold through home or office delivery; the remainder were sold primarily on newsstands.

Advertising

The Globe's total advertising volume by category of advertising for the two years ended December 27, 1998, for all editions, as measured by The Globe, is set forth below:

                            Full Run
                 ------------------------------                       Preprint
                 Retail    National  Classified    Zoned   Total(1)    Copies
                 Inches     Inches     Inches     Inches    Inches   Distributed
                 ------     -------   --------    ------    ------    ---------
                              (Inches and Preprints in Thousands)

        1998      701.9      697.4     1,350.5     278.9    3,028.7    787,016
        1997(2)   729.6      629.6     1,346.1     304.5    3,009.9    729,228

Advertising rates in each category of advertising were adjusted in 1998. The latest increase in certain retail advertising rates occurred on September 1, 1998. Increases in classified and national advertising rates were effective as of April 1, 1998, and July 1, 1998. These rate increases ranged from 3% to 5.5%.

Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc., for the 12-month period ending December 27, 1998, The Globe ranked first in advertising inches among all newspapers published in Boston and New England.

Production and Distribution

All editions of The Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Massachusetts, satellite plant.

Virtually all of The Globe's home-delivered circulation is delivered through The Globe's distribution subsidiary, Community Newsdealers, Inc. Direct single-copy distribution by The Globe and its subsidiary Retail Sales, Inc. accounted for 66% and 57% of the average weekday and Sunday single-copy distribution in 1998.

----------
(1)   All totals exclude preprint inches.
(2) For comparability, 1997 has been restated to conform with the 1998 presentation.

Regional Newspapers

The Company currently owns 18 daily and three non-daily smaller-city newspapers.

                                   Daily Newspapers                                   Non-Daily Newspapers
--------------------------------------------------------------------------  -----------------------------------------
               The Gadsden Times (Ala.)         The Gainesville Sun (Fla.)  Marco Island Eagle (Fla.)
             The Tuscaloosa News (Ala.)        The Ledger (Lakeland, Fla.)  The News-Leader  (Fernandina Beach, Fla.)
           Times Daily (Florence, Ala.)       Daily World (Opelousas, La.)  The  News-Sun  (Sebring/Avon  Park, Fla.)
      Santa Barbara News-Press (Calif.)           The Courier (Houma, La.)
The Press Democrat (Santa Rosa, Calif.)   The Daily Comet (Thibodaux, La.)
             Daily News (Palatka, Fla.)     The Dispatch (Lexington, N.C.)
              Lake City Reporter (Fla.)  Times-News (Hendersonville, N.C.)
         Sarasota Herald-Tribune (Fla.)     Wilmington Morning Star (N.C.)
              Star-Banner (Ocala, Fla.)  Spartanburg Herald-Journal (S.C.)

      The Regional Newspapers' circulation for the years ended December 27, 1998, and December 28, 1997, is shown in the table below:

                          Daily Weekday           Non-Daily              Sunday
                          -------------           ---------              ------
                                            (Thousands of Copies)
           1998               736.8                 32.6                  787.6
           1997               733.4                 33.0                  788.7

Advertising volume, stated on the basis of six columns per page, was 16,073,900 inches in 1998, compared with 15,645,900 inches in 1997. Preprints distributed in 1998 were 1,082,712,000, compared with 1,013,200,000 in 1997.

New Ventures

The following businesses relating to Newspapers were classified by the Company as "New Ventures" during 1998: The New York Times on America Online, The New York Times on the Web, New York Today, The New York Times Learning Network, boston.com, CareerPath.com, various Regional Newspaper on-line and cable services, NYT Television, and the Company's investments in Classified Ventures, Inc., OVATION and Zip2 Corp.

The New York Times on America Online, The New York Times on the Web, New York Today, The New York Times Learning Network and NYT Television are described above under "The New York Times -- Related Businesses." Boston Globe Electronic Publishing, Inc. operates The Globe's Web site boston.com, an Internet gateway to Boston and New England. The Times and The Globe have participated in the development of CareerPath.com, an employment database on the Internet. Several Regional Newspapers have created on-line services tailored to their local market interests and needs. The Sarasota Herald-Tribune operates a 24-hour local news cable television channel which reaches approximately 156,000 subscribers.

The Company has investments in Classified Ventures, Inc., a national on-line network providing classified advertising through both nationally branded and local affiliate Web sites; OVATION, a visual and performing arts cable television network; and Zip2 Corp., a provider of software and on-line business systems designed to facilitate newspapers' efforts to capture on-line advertising revenue. Compaq Computer Corp. has agreed to purchase Zip2 Corp., and the Company expects to sell its interest in Zip2 Corp. in connection with this transaction.

BROADCASTING

The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. Radio and television license renewals are now normally granted for terms of eight years.

          Station                            License Expiration Date
          ----------------------------------------------------------
          WNEP-TV (Scranton, Penn.)          August 1, 1999
          ----------------------------------------------------------
          WTKR(TV) (Norfolk, Va.)            October 1, 2004
          ----------------------------------------------------------
          WHNT-TV (Huntsville, Ala.)         April 1, 2005
          KFSM-TV (Ft. Smith, Ark.)          June 1, 2005
          WREG-TV (Memphis, Tenn.)           August 1, 2005
          WQAD-TV (Moline, Ill.)             December 1, 2005
          ----------------------------------------------------------
          WHO-TV (Des Moines, Iowa)          February 1, 2006
          KFOR-TV (Oklahoma City, Okla.)     June 1, 2006
          ----------------------------------------------------------
          WQXR(FM) (New York, NY)            June 1, 2006
          WQEW(AM) (New York, NY)            June 1, 2006
          ----------------------------------------------------------

The Company anticipates that its present and future applications for renewal of its station licenses will result in the licenses being renewed for eight-year periods.

All of the television stations have three principal sources of revenue: local advertising sold to advertisers in the immediate geographic areas of the stations, national spot advertising (sold to individual stations rather than networks), and compensation paid by the networks for carrying commercial network programs.

                        Market's            Network
          Station       Nielsen Ranking(1)  Affiliation  Band
          -----------------------------------------------------
          WTKR(TV)      40                  CBS          VHF
          -----------------------------------------------------
          WREG-TV       43                  CBS          VHF
          -----------------------------------------------------
          KFOR-TV       45                  NBC          VHF
          -----------------------------------------------------
          WNEP-TV       51                  ABC          UHF(2)
          -----------------------------------------------------
          WHO-TV        70                  NBC          VHF
          -----------------------------------------------------
          WHNT-TV       81                  CBS          UHF(2)
          -----------------------------------------------------
          WQAD-TV       90                  ABC          VHF
          -----------------------------------------------------
          KFSM-TV       117                 CBS          VHF
          -----------------------------------------------------

The Company's two radio stations serve the New York City metropolitan area. WQXR(FM) is currently the only commercial classical music station serving this market, which is the nation's largest radio audience. In December 1998, the Company entered into a Time Brokerage Agreement with ABC, Inc., under which ABC, Inc. will provide substantially all of the programming for WQEW(AM) for an eight-year period. ABC, Inc. replaced WQEW's former format of American popular standards with Radio Disney, a national radio network for children age 12 and under. Under a separate option agreement, ABC, Inc. has acquired the right to purchase WQEW(AM) at the end of the eight-year period.

----------
(1) According to A.C. Nielsen Company, a research company that measures audiences for television stations.
(2)   All other stations in this market are also in the UHF band.

MAGAZINES

The Magazine Group segment consists of two categories: Magazines (including those publications set forth in the table below and related activities in the golf field) and New Ventures.

As of December 27, 1998, the Company published the magazines listed in the chart below:

                                                                                     Percentage                 Percentage
                                                                                      Increase                   Increase
                                                                                   (Decrease) in               (Decrease) in
                                                                                       Average                  Advertising
                                            Subject/                    Average      Circulation  Advertising      Pages
      Magazine            Frequency         Audience     Rate Base   Circulation(1)   Over 1997     Pages(2)     Over 1997
--------------------  ------------------   ----------  ------------  --------------  -----------  -----------  -------------
Golf Digest           Monthly              Golf         1,550,000      1,552,100         2.1          1,394         1.8
Golf World            46 issues per year   Golf           150,000        158,400         6.6          1,283       (11.9)
Golf Shop Operations  10 issues per year   Golf trade      17,500(3)      17,900        (1.6)         1,053        (0.3)

New Ventures

The Magazine Group offers various golf and travel information and excerpts from its publications on the World Wide Web. In February 1998 the Company sold the assets of Golf Digest Information Systems, Inc.

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

The Company has ownership interests in one newsprint mill and one supercalendered paper mill (the "Forest Products Investments") and the International Herald Tribune.

Forest Products Investments

The Company has a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by Donohue, Inc. ("Donohue"), a publicly-traded Canadian company whose voting shares are controlled by Quebecor, a Canadian publishing company. Malbaie purchases pulp from Donohue and manufactures newsprint from this raw material on the paper machine it owns within the Donohue paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Donohue for its pulp. In 1998 Malbaie produced 207,000 metric tons of newsprint, 72,000 tons of which were sold to the Company, with the balance sold to Donohue for resale.

The Company has an equity interest in a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison"). The Company's interest in Madison is 40%. Madison produces supercalendered paper at its facility in Madison, Maine. Madison purchases all of its wood from local suppliers, mostly under long-term contracts. In 1998 Madison produced 175,000 metric tons, 11,000 tons of which were sold to the Company.

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

Other Joint Ventures

The Company and The Washington Post Company each own a one-half interest in the International Herald Tribune S.A.S., which publishes the International Herald Tribune. The newspaper is edited in Paris and printed in Athens, Bologna, Frankfurt, Hong Kong, Jakarta, Kuala Lumpur, London, Marseille, New York, Paris, Singapore, Tel Aviv, The Hague, Tokyo, Toulouse and Zurich.

RAW MATERIALS

The primary raw materials used by the Company are newsprint and supercalendered and coated paper. Neither the Company nor any of its businesses is dependent on any one supplier of paper.

In 1998 and 1997, the Company used the following types and quantities of paper (all amounts in metric tons):

                                                   Coated,
                                                   Supercalendered
          Publication          Newsprint           and Other Paper
          -----------------------------------------------------------
                                 1998      1997     1998     1997
          -----------------------------------------------------------
          The Times(1)         312,000    295,000  22,000   22,000
          -----------------------------------------------------------
          The Globe(1)         141,000    141,000   5,000    5,000
          -----------------------------------------------------------
          Regional Newspapers   98,500     94,000      --       --
          -----------------------------------------------------------
          Magazine Group            --         --   9,900   14,500(2)
          -----------------------------------------------------------
          TOTAL                551,500    530,000  36,900   41,500
          -----------------------------------------------------------

The paper used by The Times, The New York Times Magazine, The Globe, the Regional Newspapers and the magazines published by the Magazine Group was purchased under long-term contracts with unrelated suppliers and related suppliers in which the Company holds equity interests (see "Forest Products Investments").

COMPETITION

The Times competes with newspapers of general circulation in New York City and its suburbs. The Times also competes in varying degrees with national publications such as The Wall Street Journal and USA Today and with magazines, television, radio, the Internet and other media. In 1998, Competitive Media Reporting, Inc., an independent agency that measures advertising sales volume and estimates advertising revenue, classified The Times as a national newspaper. The Regional Newspapers and the International Herald Tribune compete with a variety of other advertising media in their respective markets.

The Globe competes with other daily, weekly and national newspapers distributed in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (weekday and Sunday). The Globe also competes with other communications media, such as direct mail, magazines, radio, the Internet and television (including cable television).

----------
(1) The Times and The Globe use coated, supercalendered or other paper for The New York Times Magazine and The Globe's Sunday Magazine.
(2)   Includes coated paper used by six magazines sold in November 1997.

The magazines published by the Company compete directly with other golfing publications as well as with general interest magazines and other media, primarily broadcast and cable television.

All of the Company's television stations compete directly with other television stations in their respective markets and with other video services, such as cable network programming carried on local cable systems and, to a lesser extent, with the Internet. WQXR(FM) competes for listeners with WNYC(FM) (a non-commercial station) for the classical music audience and for listeners and revenues with many adult-audience commercial radio stations and other media in New York City and surrounding suburbs.

The New York Times Syndicate's operations compete with several other syndicated features and supplemental news services.

EMPLOYEES

As of December 27, 1998, the Company had approximately 13,200 full-time equivalent employees.

                                      The Times         5,000
                                      The Globe         3,300
                            Regional Newspapers         3,500
                                Broadcast Group           800
                                 Magazine Group           300
                Corporate/Shared Service Center           300
                                                       ------
                                  Total Company        13,200
                                                       ======

Labor Relations

Approximately 3,615 full-time equivalent employees of The Times and City & Suburban are represented by 16 unions.

The Times has collective bargaining agreements effective through March 30, 2000, with all of its production unions, except for the New York Newspaper Printing Pressmen's Union (which contract expires on March 30, 2005, and covers approximately 450 employees), and with all of its non-production unions, except for the Newspaper Guild of New York, the International Association of Machinists and the International Union of Operating Engineers (which contracts expire on March 30, 2003, and cover approximately 1,740 employees), and the International Brotherhood of Electricians (which contract expires on March 30, 1999, and covers approximately five employees).

City & Suburban has collective bargaining agreements effective through March 30, 2000, with its sole production union and with two of its three non-production unions. City & Suburban's contract with the United Auto Workers (covering approximately 10 employees in this non-production union) expired in May 1995; the parties are continuing to negotiate a successor contract.

The agreements described above set wages through their terms except: the Newspaper and Mail Deliverers' Union agreements with The Times and City & Suburban, covering approximately 650 production employees, do not set wage increases for the 1996-2000 period; the Typographers' Union agreement with The Times, covering approximately 50 production employees, does not set wages for the 1996-2000 period; and the Pressman's Union agreement with The Times, covering approximately 450 production employees, does not set wages for the 2001-2005 period. Wages for these time periods are subject to negotiation, and if the negotiations are unsuccessful, are submitted to binding arbitration for resolution.

Approximately 2,100 full-time equivalent employees of The Globe are represented by 12 unions. On December 28, 1997, The Globe's labor agreement with the Boston Globe Employees Association, an affiliate of The Newspaper Guild representing non-production employees, expired. Negotiations are continuing and The Globe expects them to be completed in 1999.

In 1998 The Globe concluded its negotiations with Boston Mailers Union No. 1 for a six-year contract effective January 1, 1996, through December 31, 2001. Eight other production unions have contracts that expired December 31, 1998. Negotiations have commenced for successor contracts. The Globe expects to conclude these negotiations during 1999. Two other production unions have contracts that continue to be in effect with expiration dates of December 31, 2001 (subject to a wage reopener effective December 31, 1998) and December 31, 2006.

The Company cannot predict the timing or the outcome of the various negotiations described above.

Two other entities owned by the Company (The Press Democrat and WQXR(FM)) also have collective bargaining agreements covering certain of their employees.

ITEM 2. PROPERTIES.

The general character, location, terms of occupancy and approximate size of the Company's principal plants and other materially important properties at December 27, 1998, are listed below.

General Character              Approximate Area in    Approximate Area in
of Property                    Square Feet (Owned)    Square Feet (Leased)
--------------------------------------------------------------------------
NEWSPAPER PUBLISHING:
--------------------------------------------------------------------------
Printing plants, business and
editorial offices, garages
and warehouse space located
in:
--------------------------------------------------------------------------
New York, NY                           714,000               107,500
--------------------------------------------------------------------------
College Point, NY                           --               515,000(1)
--------------------------------------------------------------------------
Edison, NJ                                  --             1,300,000(2)
--------------------------------------------------------------------------
Boston, MA                             652,000                    --
--------------------------------------------------------------------------
Billerica, MA                          290,000                    --
--------------------------------------------------------------------------
Westwood, MA                           115,000                    --
--------------------------------------------------------------------------
Other locations                      1,324,600               548,000
--------------------------------------------------------------------------
BROADCASTING
--------------------------------------------------------------------------
Business offices, studios and
transmitters at various
locations                              324,820                25,000
--------------------------------------------------------------------------
MAGAZINE PUBLISHING                     87,000                34,500
--------------------------------------------------------------------------
TOTAL                                3,507,420             2,530,000
--------------------------------------------------------------------------

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

----------
(1) The Company is leasing a 31-acre site in College Point, New York, where its printing and distribution plant is located, and has the option to purchase the property at any time prior to the end of the lease in 2019.
(2) The Edison production and distribution facility is occupied pursuant to a long-term lease with renewal and purchase options.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Executive Officers of the Registrant

                                  Employed By
                                  Registrant                         Position(s) As Of
Name                        Age     Since                            February 26, 1999
--------------------------  ---   -----------  -------------------------------------------------------------
Corporate Officers

Arthur Sulzberger, Jr.       47      1978      Chairman (since 1997) and Publisher of The Times (since 1992)

Russell T. Lewis             51      1966(1)   President (since 1996) and Chief Executive Officer (since
                                                 1997); Chief Operating Officer (1996 to 1997); President
                                                 and General Manager of The Times (1993 to 1996)

Michael Golden               49      1984      Vice Chairman and Senior Vice President (since 1997); Vice
                                                  President, Operations Development (1996 to 1997);
                                                  Executive Vice President, Sports/Leisure Magazines and
                                                  Publisher of Tennis (1994 to 1995); Executive Vice
                                                  President and General Manager of Women's Magazines (1991
                                                  to 1994)

Cynthia H. Augustine         41      1986(2)     Senior Vice President (since 1998), Human Resources; Partner in Sabin, Bermant and Gould LLP (1994 to 1998)

John M. O'Brien              56      1960      Senior Vice President and Chief Financial Officer (since
                                                  1998); Senior Vice President (1996 to 1998), Operations;
                                                  Executive Vice President (1992 to 1996) and Deputy
                                                  General Manager (1991 to 1996) of The Times

Solomon B. Watson IV         54      1974      Senior Vice President (since 1996); Vice President (1990 to
                                                  1996); General Counsel (since 1989)

Laura J. Corwin              53      1980      Vice President (since 1997); Secretary (since 1989) and
                                                  Corporate Counsel (1993 to 1997)

Stuart Stoller               43      1996      Vice President and Corporate Controller (since 1996);
                                                  Controller of Coopers and Lybrand L.L.P. (1995); Senior
                                                  Vice President, Control and Accounting, of R. H. Macy &
                                                  Co., Inc. ("Macy's") (1993 to 1995)

Ellen Taus                   40      1996      Vice President (since 1998) and Treasurer (since 1997);
                                                  Assistant Treasurer (1996 to 1997); Independent Financial
                                                  and Transition Consultant (1994 to 1996); Vice President,
                                                  Corporate Finance, of Macy's (1992 to 1994)

----------
(1)   Mr. Lewis left the Company in 1973 and returned in 1977.
(2)   Ms. Augustine left the Company in 1993 and returned in 1998.

                                  Employed By
                                  Registrant                         Position(s) As Of
Name                        Age     Since                            February 26, 1999
--------------------------  ---   -----------  -------------------------------------------------------------
Operating Unit Executives

Leonard P. Forman            53      1974(1)   President and Chief Executive Officer, The New York Times
                                                  Company Magazine Group, Inc. (since 1998); Senior Vice
                                                  President (1996-1998), Corporate Development, New
                                                  Ventures and Electronic Businesses; President and Chief
                                                  Executive Officer of NYNEX/Newsday electronic service
                                                  joint venture (1995); Chief Operating Officer of the
                                                  Newspaper Association of America (1992 to 1994)

Stephen Golden               51      1967(2)   Vice President, Forest Products, Health, Safety and
                                                  Environmental Affairs (since 1992); President of the
                                                  Company's Forest Products Group (since 1994)

C. Frank Roberts             55      1970      Vice President, Broadcasting (since 1986); President, The
                                                  New York Times Company Broadcast Group (since 1985)

Janet L. Robinson            48      1993      President and General Manager of The Times (since 1996);
                                                  Senior Vice President, Advertising of The Times
                                                  (1995-1996); Vice President (1993-1995) and Director
                                                  (1994-1995) of Advertising of The Times

Benjamin B. Taylor           52      1993      Chairman and Chief Executive Officer of Globe Newspaper
                                                  Company, Inc. (since 1998) and Publisher of The Boston
                                                  Globe (since 1997); President of The Globe (1993-1997)

James C. Weeks               56      1971      President, The New York Times Company Regional Newspaper
                                                  Group (since 1993); Executive Vice President, Operations,
                                                  Regional Newspaper Group (1988 to 1993)

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The information required by this item appears at page F-35 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item appears at page F-1 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item appears at pages F-3 to F-12 of this Form 10-K.

----------
(1)   Mr. Forman left the Company in 1986 and returned in 1996.
(2)   Mr. Golden left the Company in 1969 and returned in 1974.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item appears at pages F-13 to F-34 and page F-36 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 and pages 9 to 13, but only up to and not including the section entitled "Certain Information About the Board of Directors," of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to pages 15 to 19, but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to pages 1 to 9, but only up to and not including the section entitled "Proposal Number 1-Election of Directors," of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the section on pages 12 and 13 entitled "Interest of Directors in Certain Transactions of the Company" and pages 16 to 19, but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)   DOCUMENTS FILED AS PART OF THIS REPORT

(1)   Financial Statements and Supplemental Schedules

(a) The Consolidated Financial Statements of the Company are filed as part of this Form 10-K and are set forth on pages F-13 to F-34. The report of Deloitte & Touche LLP, Independent Public Accountants, dated January 27, 1999, is set forth on page F-35 of this Form 10-K.

(b) The following additional consolidated financial information is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements set forth on pages F-13 to F-34. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements at the aforementioned pages.

                                                                         Page
                                                                         ----

           Ratio of Earnings to Fixed Charges........................ Exhibit 12
           Independent Auditors' Consent............................. Exhibit 23
           Consolidated Schedules for the Three Years Ended
             December 27, 1998:
               II--Valuation and Qualifying Accounts..................     S-1

Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

(2) Exhibits

(2.1) Agreement and Plan of Merger, dated as of June 11, 1993, as amended by the First Amendment dated as of August 12, 1993, by and among the Company, Sphere, Inc. and Affiliated Publications, Inc. ("API") (filed as Exhibit 2 to the Form S-4 Registration Statement, Registration No. 33-50043, on August 23, 1993, and included as Annex I to the Joint Proxy Statement/Prospectus included in such Registration Statement (schedules omitted--the Company agrees to furnish a copy of any schedule to the Securities and Exchange Commission upon request), and incorporated by reference herein).

(3.1) Certificate of Incorporation as amended and restated to reflect amendments effective June 19, 1998 (filed as an Exhibit to the Company's Form 10-Q dated August 11, 1998, and incorporated by reference herein).

(3.2) By-laws as amended through May 21, 1998 (filed as an Exhibit to the Company's Form 10-Q dated August 11, 1998, and incorporated by reference herein).

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

(10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through April 16, 1998 (filed as an Exhibit to the Company's Form 10-Q dated May 7, 1998, and incorporated by reference herein).

(10.3) The Company's 1991 Executive Cash Bonus Plan, as amended through April 16, 1998 (filed as an Exhibit to the Company's 10-Q dated May 7, 1998, and incorporated by reference herein).

(10.4) The Company's Non-Employee Directors' Stock Option Plan, as amended through February 19, 1998 (filed as an Exhibit to the Company's Form 10-Q dated May 7, 1998, and incorporated by reference herein).

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

(10.7) Lease (short form) between the Company and Z Edison Limited Partnership, dated April 8, 1987 (filed as an Exhibit to the Company's Form 10-K dated March 27, 1988, and incorporated by reference herein).

(10.7.1) Amendment to Lease between the Company and Z Edison Limited
         Partnership, dated May 14, 1997 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).

(10.7.2) Second Amendment to Lease between the Company and Z Edison Limited
         Partnership, dated June 30, 1998 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).

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

(10.16) Globe Newspaper Company, Inc. Supplemental Executive Retirement Plan, as amended effective December 16, 1998.

(10.17) API's 1990 Stock Option Plan (Restated 1991) (filed as Exhibit 1 to API's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1991 (Commission File No. 1-10251), and incorporated by reference herein).

(10.18) The Company's Deferred Executive Compensation Plan, as amended effective December 28, 1998, and January 1, 1999.

(10.19) The New York Times Designated Employees Deferred Earnings Plan, as amended effective December 28, 1998, and January 1, 1999.

(10.20) The Company's Non-Employee Directors Deferral Plan (filed as an Exhibit to the Company's Form 10-Q dated November 12, 1997, and incorporated by reference herein).

(10.21) Distribution Agreement, dated as of September 24, 1998, by and among the Company, Morgan Stanley & Co., Incorporated, Chase Securities Inc. and Salomon Smith Barney Inc. (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.22) Exchange Rate Agency Agreement, dated as of September 24, 1998, by and between the Company and Morgan Stanley Dean Witter (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.23) Calculation Agent Agreement, dated as of September 24, 1998, by and between the Company and The Chase Manhattan Bank (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(12)     Ratio of Earnings to Fixed Charges.

(21)     Subsidiaries of the Company.

(23)     Consent of Deloitte & Touche LLP.

(27)     Financial Data Schedules.

(B) REPORTS ON FORM 8-K

The Company filed a report on Form 8-K dated September 24, 1998, reporting the filing of the Company's Registration Statement on Form S-3 relating to the issuance by the Company from time to time of its unsecured debt securities consisting of notes, debentures or other evidences of indebtedness at an aggregate initial offering price of $300,000,000 or, if applicable, the equivalent thereof in one or more foreign currencies or currency units.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 1999

                             (Registrant)

                             THE NEW YORK TIMES COMPANY


                             By:              /s/ LAURA J. CORWIN
                                 -----------------------------------------------
                                  Laura J. Corwin, Vice President and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                Date
---------                 -----                                ----

ARTHUR OCHS SULZBERGER    Chairman Emeritus, Director          February 26, 1999
ARTHUR SULZBERGER, JR.    Chairman, Director (Principal        February 26, 1999
                           Executive Officer)
RUSSELL T. LEWIS          Chief Executive Officer,             February 26, 1999
                           President and Director
MICHAEL GOLDEN            Vice Chairman, Senior Vice           February 26, 1999
                           President and Director
JOHN F. AKERS             Director                             February 26, 1999
BRENDA C. BARNES          Director                             February 26, 1999
RICHARD L. GELB           Director                             February 26, 1999
ROBERT A. LAWRENCE        Director                             February 26, 1999
ELLEN R. MARRAM           Director                             February 26, 1999
JOHN M. O'BRIEN           Senior Vice President and            February 26, 1999
                           Chief Financial Officer
                           (Principal Financial Officer)
CHARLES H. PRICE II       Director                             February 26, 1999
GEORGE L. SHINN           Director                             February 26, 1999
DONALD M. STEWART         Director                             February 26, 1999
STUART STOLLER            Vice President, Corporate            February 26, 1999
                           Controller (Principal Accounting
                           Officer)
JUDITH P. SULZBERGER      Director                             February 26, 1999
WILLIAM O. TAYLOR         Director                             February 26, 1999

                           THE NEW YORK TIMES COMPANY

                                    Appendix

                              1998 Financial Report

--------------------------------------------------------------------------------

Contents                                                                Page

--------------------------------------------------------------------------------

Selected Financial Data                                                 F-1
Management's Discussion and Analysis                                    F-3
Consolidated Statements of Income                                       F-13
Consolidated Balance Sheets                                             F-14
Consolidated Statements of Cash Flows                                   F-16
Consolidated Statements of Stockholders' Equity                         F-18
Notes to the Consolidated Financial Statements                          F-19
Independent Auditors' Report                                            F-35
Management's Responsibilities Report                                    F-35
Market Information                                                      F-35
Quarterly Information                                                   F-36
Ten-Year Supplemental Financial Data                                    F-38

--------------------------------------------------------------------------------

                             SELECTED FINANCIAL DATA

                                                                                       Years Ended
                                                       -----------------------------------------------------------------------------
                                                         December 27,       December 28,    December 29,           December 31,
                                                         -------------      -------------   -------------  -------------------------
(In thousands, except per share and employee data)               1998               1997            1996         1995         1994
------------------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
Revenues                                                   $2,936,705         $2,866,418      $2,628,271   $2,428,124   $2,396,517
Operating profit                                              515,220            455,102         173,280      232,749      210,899
Income before income taxes and extraordinary item             505,520            437,365         197,909      233,839      388,736
Extraordinary item,  net of tax - debt
extinguishment(1)                                              (7,716)                --              --           --           --
Net income                                                    278,914            262,301          84,534      135,860      213,349
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Property, plant and equipment - net                        $1,326,196         $1,366,931      $1,358,029   $1,266,609   $1,158,751
Total assets                                                3,465,109          3,623,183       3,539,871    3,389,704    3,137,631
Long-term debt and capital lease obligations                  597,818            535,428         636,632      637,873      523,196
Common stockholders' equity                                 1,531,470          1,729,297       1,623,523    1,610,437    1,543,539
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK(2)
Basic earnings per share
     Earnings before extraordinary item                         $1.52              $1.36          $  .43       $  .70        $1.02
     Extraordinary item, net of tax - debt
       extinguishment(1)                                         (.04)                --              --           --           --
------------------------------------------------------------------------------------------------------------------------------------
     Net income                                                 $1.48              $1.36          $  .43       $  .70        $1.02
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share
     Earnings before extraordinary item                         $1.49              $1.33          $  .43       $  .70        $1.02
     Extraordinary item, net of tax - debt
       extinguishment(1)                                         (.04)                --              --           --           --
------------------------------------------------------------------------------------------------------------------------------------
     Net income                                                 $1.45              $1.33          $  .43       $  .70        $1.02
------------------------------------------------------------------------------------------------------------------------------------
Dividends                                                       $ .37              $ .32          $  .29       $  .28        $ .28
Common stockholders' equity                                     $8.11              $8.96          $ 8.34       $ 8.31        $7.42
------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS (see notes on F-2)
Operating profit to revenues                                       18%                16%             11%          10%           9%
Return on average common stockholders' equity                      17%                15%             10%           8%           7%
Return on average total assets                                      8%                 7%              5%           4%           3%
Long-term debt and capital lease obligations
     to total capitalization                                       28%                24%             28%          28%          25%
Current assets to current liabilities                             .83                .92             .74          .92          .92
------------------------------------------------------------------------------------------------------------------------------------
FULL-TIME EQUIVALENT EMPLOYEES                                 13,200             13,100          12,800       12,300       12,800
------------------------------------------------------------------------------------------------------------------------------------

All earnings per share amounts for special items on the following page are the same for basic and diluted earnings per share unless otherwise noted.

(1)   See Note 8 of the Notes to the Consolidated Financial Statements.

(2) All share and per-share information is presented on a post two-for-one split basis. The split was effective on June 17, 1998.

The following transactions are not reflected in the respective year for income amounts used in the applicable key ratio calculations presented above:

In 1998 the Company recorded an $8 million after-tax extraordinary item in connection with the Company's repurchase of $78 million of its $150 million, 8.25% notes due in 2025 (see Note 8 of the Notes to the Consolidated Financial Statements). In addition, the Company recorded an $8 million pre-tax gain ($5 million after-tax) from the satisfaction of a post-closing requirement related to the 1997 sale of assets of the Company's tennis, sailing and ski magazines. The Company also recorded a $5 million pre-tax gain ($3 million after-tax) from the sale of equipment. These items reduced earnings per share by $.01.

In 1997 the Company recorded an $18 million favorable tax adjustment resulting from the completion of the Company's federal income tax audits for periods through 1992 (see Note 9 of the Notes to the Consolidated Financial Statements). In addition, the Company recorded aggregate pre-tax gains totaling $10 million ($6 million after-tax) from the sale of assets of the Company's tennis, sailing and ski magazines and certain other properties, net of the exit costs associated with the shutdown of a golf-related business (see Note 2 of the Notes to the Consolidated Financial Statements). The Company also recorded a $10 million pre-tax noncash charge ($6 million after-tax) relating to the adoption of Emerging Issues Task Force Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation ("EITF 97-13") (see Note 3 of the Notes to the Consolidated Financial Statements). These items increased earnings per share by $.09.

In 1996 the Company recorded a $127 million pre-tax noncash charge ($95 million after-tax) relating to Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121 charge") (see Note 4 of the Notes to the Consolidated Financial Statements). The Company also recorded pre-tax gains totaling $33 million ($18 million after-tax) from the sale of a building and the realization of a gain contingency from the disposition of a paper mill in a prior year (see
Note 2 of the Notes to the Consolidated Financial Statements). These items reduced basic earnings per share by $.40 and diluted earnings per share by $.39.

In 1995 the Company recorded a pre-tax gain of $11 million ($5 million after-tax) from the sale of several small regional newspapers (see Note 2 of the Notes to the Consolidated Financial Statements). This gain increased earnings per share by $.03.

In 1994 the Company recorded a net pre-tax gain of $201 million ($103 million after-tax) from the sale of its Women's Magazines Division and U.K. golf publications, and the disposition of a minority interest in a Canadian paper mill. This gain increased basic and diluted earnings per share by $.50 and $.49.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

In 1998 newspapers contributed 91% of the Company's $2.94 billion in revenues, while broadcast accounted for 5% and magazines for 4%.

Advertising revenues accounted for 71% of the Company's total revenues in 1998, circulation revenues made up 23%, and newspaper distribution operations and database royalties made up the balance.

Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices in 1998 increased over the prior year, although they did not rise to the levels of 1996. Newsprint prices are expected to soften in 1999 from 1998 levels.

Below is an analysis of the Company's operating costs for the year ended December 27, 1998.

CONSOLIDATED OPERATING EXPENSE COMPONENTS

  [The following table was depicted as a bar graph in the printed materials.]

[GRAPHIC OMITTED]

          Wages and Benefits            41%
          Raw Materials                 15%
          Other Operating Costs         36%
          Depreciation & Amortization    8%

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The Company's consolidated financial results for 1998, 1997 and 1996 were as follows:

--------------------------------------------------------------------------------
                                                                   % Change
                                                                 ---------------
(In millions,                        1998       1997      1996    98-97   97-96
except per share data)
--------------------------------------------------------------------------------
Revenues                          $ 2,937    $ 2,866   $ 2,628      2.5%    9.1%
--------------------------------------------------------------------------------
Operating profit                  $   515    $   455   $   173     13.2%    N/A
--------------------------------------------------------------------------------
Net Income before
  special items                   $   283    $   249   $   187     13.7%   33.2%
Special items                          (4)        13      (102)     N/A     N/A
--------------------------------------------------------------------------------
Total                             $   279    $   262   $    85      6.5%    N/A
--------------------------------------------------------------------------------
Diluted earnings per
  share before
  special items                   $  1.48    $  1.26   $   .94     17.5%   34.0%
Special items                        (.03)       .07      (.51)     N/A     N/A
--------------------------------------------------------------------------------
Total                             $  1.45    $  1.33   $   .43      9.0%    N/A
--------------------------------------------------------------------------------

Revenues were $2.94 billion in 1998, up from $2.87 billion in 1997. The 1997 revenues were up 9.1% from $2.63 billion in 1996. Revenues in all three years improved mostly as a result of higher advertising rates and volume. On a comparable basis, adjusted for acquisitions and dispositions, revenues increased 4.3% in 1998 and 7.2% in 1997.

For an explanation of special items, see "Special Items" section below.

All references to earnings per share in this Management's Discussion and Analysis are to diluted earnings per share and reflect a two-for-one stock split. The split was effective on June 17, 1998.

Operating profit for 1998 increased 13.2% to $515 million from $455 million in 1997, mainly due to higher advertising revenues at the Newspaper Group and tighter cost controls throughout the Company, despite higher newsprint expense.

In 1997 operating profit rose to $455 million from $173 million in 1996. Operating profit for 1997, exclusive of special items, rose to $474 million from $344 million in 1996. The improvement in operating profit was mainly due to higher advertising revenues and lower newsprint expense in the Newspaper Group and the continuing strong performance of KFOR-TV in Oklahoma City, Oklahoma, and WHO-TV in Des Moines, Iowa, which the Company acquired in 1996.

The Company's consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for 1998 increased 10.9% to $724 million, excluding all special items except costs associated with work force reductions ("Buyouts"). Excluding all special items, EBITDA rose 10.3% to $730 million for 1998. For 1997, EBITDA rose to $653 million from $466 million in 1996 excluding all special items except Buyouts. EBITDA for 1997, excluding all special items, was $662 million compared with $510 million in 1996.

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

OPERATING EXPENSES

Consolidated operating expenses were as follows:

----------------------------------------------------------------------------------------------------------
                                                                                    Increase/
                                                                                   (Decrease)
                                                                                    % Change
                                                                        ----------------------------------
(In millions)                       1998           1997            1996          98-97             97-96
----------------------------------------------------------------------------------------------------------
Production costs
   Raw materials                 $   354        $   323         $   363           9.6%            (11.0%)
   Wages and benefits                598            605             558          (1.2%)             8.4%
   Other                             509            484             440           5.2%             10.0%
----------------------------------------------------------------------------------------------------------
Total production
costs                              1,461          1,412           1,361           3.5%              3.7%
----------------------------------------------------------------------------------------------------------
Selling, general and
   administrative
   expenses                          960            999             967          (3.9%)             3.3%
----------------------------------------------------------------------------------------------------------
Impairment loss                       --             --             127           N/A               N/A
----------------------------------------------------------------------------------------------------------
Total                            $ 2,421        $ 2,411         $ 2,455            .4%             (1.8%)
----------------------------------------------------------------------------------------------------------

Production costs for 1998 rose 3.5% to $1.5 billion. This increase was mainly due to higher newsprint expense offset by lower costs as a result of certain divested properties. In 1997 production costs increased 3.7% to $1.4 billion. That increase was primarily due to higher salary and payroll-related costs and depreciation expenses associated with new production facilities, partly offset by lower newsprint expense.

Selling, general and administrative ("SGA") expenses for 1998 decreased 3.9% to $1 billion from 1997 as a result of lower compensation costs and the disposition of six magazines and other properties. In 1997 SGA expenses increased 3.3% over 1996. SGA expenses for 1997, exclusive of Buyouts and the EITF 97-13 charge (see
Note 3 of the Notes to the Consolidated Financial Statements), increased 6.2% to $980 million from $923 million in 1996, exclusive of Buyouts.

The impairment loss in 1996 is related to the SFAS 121 charge of $127 million (see Note 4 of the Notes to the Consolidated Financial Statements).

OTHER ITEMS

Joint Ventures

Income from Joint Ventures increased to $21 million in 1998 from $14 million in 1997. The increase was primarily due to higher selling prices for paper at the two mills in which the Company has equity interests. In 1997 Income from Joint Ventures decreased to $14 million from $18 million in 1996. The decrease resulted from lower paper prices and the disposition in December 1996 of a new venture that had operated at a loss.

Interest Expense

Net interest expense, which appears in the Company's Consolidated Statements of Income as the line item "Interest Expense-net," increased to $43 million in 1998 from $42 million in 1997. The increase is primarily the result of a reduction in capitalized interest, offset by lower interest expense on long-term borrowings. In 1997 net interest expense increased to $42 million from $26 million in 1996. The increase was primarily a result of lower capitalization of interest expense associated with the construction of the Company's College Point and Lakeland printing plants.

Total interest income and capitalized interest were $4 million in 1998, $8 million in 1997 and $24 million in 1996.

Taxes

The Company's annual effective tax rates were 43.3% in 1998, 44.1% in 1997 and 44.7% in 1996. The effective tax rates exclude the tax effects of special items in the applicable year. The decline in the effective tax rate was primarily attributable to lower state and local taxes and lower levels of non-deductible items associated with acquisitions.

EARNINGS PER SHARE

Diluted earnings per share in 1998 were $1.48, up 17.5% from $1.26 in 1997, excluding special items. The improvement was primarily due to stronger advertising revenues in the Newspaper Group, which resulted from higher rates and volume, and tighter cost controls throughout the Company. Diluted earnings per share in 1997 were up 34.0% from $.94 in 1996, excluding special items. Diluted earnings per share as reported in the Company's Consolidated Statements of Income were $1.45 in 1998, $1.33 in 1997 and $.43 in 1996. The improvement was mainly due to revenue gains in all three business segments (newspapers, broadcast and magazines) and the SFAS 121 charge in 1996. The basic weighted average Class A and Class B common shares outstanding were 189 million in 1998, 193 million in 1997 and 195 million in 1996. The diluted weighted average Class A and Class B common shares outstanding were 193 million in 1998, 197 million in 1997 and 197 million in 1996.

SPECIAL ITEMS

Over the past three years, the Company has realized gains on the disposition of certain assets and favorably settled a federal tax audit. The Company also recorded expenses for noncash accounting charges, Buyouts and a debt extinguishment (see Note 8 of the Notes to the Consolidated Financial Statements). These items were as follows:

1998

These special items reduced net income by $4 million and earnings per share by $.03.

o An $8 million after-tax extraordinary charge in connection with the Company's repurchase of $78 million of its $150 million, 8.25% notes due in 2025. This charge reduced earnings per share by $.04.
o An $8 million pre-tax gain from the satisfaction of a post-closing requirement related to the 1997 sale of the Company's assets of its tennis, sailing and ski magazines. This gain increased earnings per share by $.02.
o A $5 million pre-tax gain from the sale of equipment. This gain increased earnings per share by $.01.
o A $5 million pre-tax charge for Buyouts. This charge reduced earnings per share by $.02.

1997

These special items increased net income by $13 million and earnings per share by $.07.

o An $18 million after-tax gain resulting from a favorable tax adjustment from the completion of the Company's federal income tax audits for periods through 1992. This gain increased earnings per share by $.09.
o A $10 million pre-tax gain from the sale of assets of the Company's tennis, sailing and ski magazines and certain other properties. This gain increased earnings per share by $.03.
o A $10 million pre-tax charge resulting from a noncash charge relating to the adoption of EITF 97-13. This charge reduced earnings per share by $.03.
o A $9 million pre-tax charge for Buyouts. This charge reduced earnings per share by $.02.

1996

These special items reduced net income by $102 million and basic and diluted earnings per share by $.53 and $.51.

o A $127 million pre-tax charge resulting from a noncash charge relating to the SFAS 121 charge. This charge reduced basic and diluted earnings per share by $.49 and $.48.
o A $25 million pre-tax gain from the realization of a gain contingency from the disposition of an investment in a paper mill in a prior year. This gain increased earnings per share by $.07.
o An $8 million pre-tax gain from the sale of the Company's 110 Fifth Avenue building. This gain increased earnings per share by $.02.
o A $44 million pre-tax charge for Buyouts. This charge reduced basic and diluted earnings per share by $.13 and $.12.

OPERATING SEGMENT INFORMATION

REVENUES AND OPERATING PROFIT

Consolidated revenues, EBITDA and operating profit by business segment were as follows:

--------------------------------------------------------------------------------
                                                                  % Change
                                                              ------------------
(In millions)                   1998        1997        1996     98-97     97-96
--------------------------------------------------------------------------------
Revenues
   Newspapers                $ 2,665     $ 2,557     $ 2,348      4.2%      8.9%
   Broadcast                     151         144         119      4.9%     21.0%
   Magazines                     121         165         161    (26.7%)     2.5%
--------------------------------------------------------------------------------
Total revenues               $ 2,937     $ 2,866     $ 2,628      2.5%      9.1%
--------------------------------------------------------------------------------
EBITDA
   Newspapers                $   644     $   594     $   444      8.4%     33.8%
   Broadcast                      63          57          45     10.5%     26.7%
   Magazines                      18          21          19    (14.3%)    10.5%
--------------------------------------------------------------------------------
Total Segment
   EBITDA                    $   725     $   672     $   508      7.9%     32.3%
--------------------------------------------------------------------------------
Operating Profit
   Newspapers                $   478     $   435     $   180      9.9%      N/A
   Broadcast                      45          39          31     15.4%     25.8%
   Magazines                      22          28          25    (21.4%)    12.0%
   Unallocated
     corporate expenses          (30)        (47)        (63)    36.2%     25.4%
--------------------------------------------------------------------------------
Total operating profit       $   515     $   455     $   173     13.2%      N/A
--------------------------------------------------------------------------------

Newspaper Group

The Newspaper Group includes The New York Times (the "Times"), The Boston Globe (the "Globe"), 21 regional newspapers (the "Regionals"), newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of the Times, databases/microfilm and New Ventures. New Ventures include, among other things, projects developed in electronic media.

--------------------------------------------------------------------------------
(In millions)                                1998           1997           1996
--------------------------------------------------------------------------------
Revenues
   Newspapers                             $ 2,642        $ 2,541        $ 2,339
   New Ventures                                23             16              9
--------------------------------------------------------------------------------
   Total Revenues                         $ 2,665        $ 2,557        $ 2,348
--------------------------------------------------------------------------------
EBITDA
   Newspapers                             $   656        $   600        $   455
   New Ventures                               (12)            (6)           (11)
--------------------------------------------------------------------------------
   Total EBITDA                           $   644        $   594        $   444
--------------------------------------------------------------------------------
Operating Profit (Loss)
   Newspapers                             $   491        $   442        $   196
   New Ventures                               (13)            (7)           (16)
--------------------------------------------------------------------------------
Total Operating Profit                    $   478        $   435        $   180
--------------------------------------------------------------------------------

The Newspaper Group's operating profit for 1998 rose to $478 million, compared with $435 million in 1997. The improvement stemmed from higher advertising revenues and improved cost containment, despite an increase of 12.9% in newsprint expense. The Company's average cost of newsprint rose 8.8% and consumption increased 4.1%. Revenues grew to $2.67 billion in 1998, up 13.6 % from $2.35 billion in 1996. In 1996 operating profit was $335 million, excluding the SFAS 121 charge and Buyouts. The increases in revenues for the past three years were primarily due to higher advertising rates and volume and a slight increase in circulation revenues. Other revenue was flat in 1998 compared with 1997. However, other revenue increased 25.2% in 1997 as the Times expanded its wholesale newspaper delivery operations. Operating profit for 1997 included a favorable 15% decrease in newsprint expense compared with 1996, exclusive of LIFO adjustments.

Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

--------------------------------------------------------------------------------
                                                                   % Change
                                                              ------------------
(In millions)                     1998       1997       1996     98-97     97-96
--------------------------------------------------------------------------------
The New York Times
   Advertising                  $1,059     $  989     $  881      7.0%     12.3%
   Circulation                     442        428        418      3.3%      2.4%
   Other                           141        142        113     (0.7%)    25.7%
--------------------------------------------------------------------------------
   Total                        $1,642     $1,559     $1,412      5.3%     10.4%
--------------------------------------------------------------------------------
The Boston Globe
   Advertising                  $  449     $  441     $  402      1.8%      9.7%
   Circulation                     133        134        132     (0.7%)     1.5%
   Other                             8          8          5      N/A       N/A
--------------------------------------------------------------------------------
   Total                        $  590     $  583     $  539      1.2%      8.2%
--------------------------------------------------------------------------------
Regional Newspapers
   Advertising                  $  342     $  323     $  308      5.9%      4.9%
   Circulation                      77         78         76     (1.3%)     2.6%
   Other                            14         14         13      N/A       7.7%
--------------------------------------------------------------------------------
   Total                        $  433     $  415     $  397      4.3%      4.5%
--------------------------------------------------------------------------------
Total Newspaper
  Group
   Advertising                  $1,850     $1,753     $1,591      5.5%     10.2%
   Circulation                     652        640        626      1.9%      2.2%
   Other                           163        164        131     (0.6%)    25.2%
--------------------------------------------------------------------------------
   Total                        $2,665     $2,557     $2,348      4.2%      8.9%
--------------------------------------------------------------------------------

Advertising volume for the Times, the Globe and the Regionals was as follows:

--------------------------------------------------------------------------------
                                                                  % Change
                                                              ------------------
(Inches in thousands,
preprints in thousands
of copies)                    1998         1997         1996    98-97     97-96
--------------------------------------------------------------------------------
The New York Times
   Retail                      587          607          620    (3.3%)    (2.1%)
   National                  1,393        1,331        1,230     4.7%      8.2%
   Classified                  997          971          918     2.7%      5.8%
   Zoned                     1,019        1,034        1,000    (1.5%)     3.4%
--------------------------------------------------------------------------------
   Total                     3,996        3,943        3,768     1.3%      4.6%
--------------------------------------------------------------------------------
   Preprints               343,070      318,490      296,839     7.7%      7.3%
--------------------------------------------------------------------------------
The Boston Globe
   Retail                      702          730          765    (3.8%)    (4.6%)
   National                    697          630          555    10.6%     13.5%
   Classified                1,351        1,346        1,295     0.4%      3.9%
   Zoned                       279          304          304    (8.2%)     N/A
--------------------------------------------------------------------------------
   Total                     3,029        3,010        2,919     0.6%      3.1%
--------------------------------------------------------------------------------
   Preprints               787,016      729,228      686,628     7.9%      6.2%
--------------------------------------------------------------------------------
Regional Newspaper
   Retail                    7,884        7,830        7,933     0.7%     (1.3%)
   National                    253          275          240    (8.0%)    14.6%
   Classified                  476          454          479     4.8%     (5.2%)
   Zoned                     7,461        7,087        6,951     5.3%      2.0%
--------------------------------------------------------------------------------
   Total                    16,074       15,646       15,603     2.7%      0.3%
--------------------------------------------------------------------------------
   Preprints             1,082,712    1,013,200      928,765     6.9%      9.1%
--------------------------------------------------------------------------------

Circulation for the Times, the Globe and the Regionals was as follows:

--------------------------------------------------------------------------------
                                  Weekday                      Sunday
(Copies in thousands)       1998        % Change          1998         % Change
--------------------------------------------------------------------------------
Average Circulation
The New York Times         1,094            .5%          1,645            (.4%)
The Boston Globe             470          (1.1%)           746           (1.3%)
Regional Newspapers          737            .5%            788            (.1%)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                  Weekday                      Sunday
(Copies in thousands)       1997        % Change          1997         % Change
--------------------------------------------------------------------------------
Average Circulation
The New York Times         1,089          (1.2%)         1,651           (1.7%)
The Boston Globe             475            .6%            755           (1.0%)
Regional Newspapers          733            .5%            789           (0.2%)
--------------------------------------------------------------------------------

In 1998 the Times took several steps to improve the quality and levels of its home delivery circulation base. Circulation growth expanded due to improved availability in major markets across the nation. The Times started to realize the benefits of this strategy as daily circulation increased in 1998 and the decline on Sunday slowed. The Times and the Globe also added new sections and made improvements in delivery service to attract new readers and retain existing ones.

Broadcast Group

The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

--------------------------------------------------------------------------------
(In millions)                           1998            1997             1996
--------------------------------------------------------------------------------
Revenues                                $151           $ 144             $119
--------------------------------------------------------------------------------
EBITDA                                    63              57               45
--------------------------------------------------------------------------------
Operating Profit                        $ 45           $  39             $ 31
--------------------------------------------------------------------------------

The Broadcast Group's operating profit was $47 million in 1998, $39 million in 1997 and $31 million in 1996, excluding Buyouts. Revenues were $151 million in 1998, $144 million in 1997 and $119 million in 1996.

Revenues and operating profit rose in 1998 mainly due to political advertising generated by mid-term elections and referendums, the Winter Olympics and stringent cost controls. The revenue and operating profit increases in 1997 were principally due to the strong performance of KFOR-TV in Oklahoma City, Oklahoma, and WHO-TV in Des Moines, Iowa.

Magazine Group

This group consists of Golf Digest, Golf World and Golf Shop Operations, related activities in the golf field and new ventures such as on-line magazine services.

--------------------------------------------------------------------------------
(In millions)                                  1998          1997          1996
--------------------------------------------------------------------------------
Revenues
   Magazines                                  $ 114         $ 153         $ 150
   Non-Compete Agreement                          6            10            10
   New Ventures                                   1             2             1
--------------------------------------------------------------------------------
Total Revenues                                $ 121         $ 165         $ 161
--------------------------------------------------------------------------------
EBITDA
   Magazines                                  $  19         $  28         $  26
   New Ventures                                  (1)           (7)           (7)
--------------------------------------------------------------------------------
Total EBITDA                                  $  18         $  21         $  19
--------------------------------------------------------------------------------
Operating Profit (Loss)
   Magazines                                  $  17         $  26         $  23
   Non-Compete Agreement                          6            10            10
   New Ventures                                  (1)           (8)           (8)
--------------------------------------------------------------------------------
Total Operating Profit                        $  22         $  28         $  25
--------------------------------------------------------------------------------

The Magazine Group's operating profit declined in 1998 to $22 million from $28 million in 1997 and $25 million in 1996. On a comparable basis, excluding divestitures and income from a non-compete agreement, revenues in 1998 exceeded 1997 and 1996. Consolidation in the golf industry and a very competitive advertising environment adversely affected the Group's performance in 1998. Additionally, the benefits of the non-compete agreement expired in July 1998. In 1998 operating profit was also negatively impacted by a charge for Buyouts but benefited from lower New Venture losses. In 1997 the Company completed the sale of the assets of its tennis, sailing and ski magazines and exited its new venture in the tee-time reservation business. The Magazine Group's operating results include 11 months in 1997 and a full year in 1996 of the tennis, sailing and ski magazines (see Note 2 of the Notes to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $451 million in 1998, compared with $450 million in 1997. Operating cash flow was primarily used for share repurchases, capital expenditures, debt repayment and dividends.

Net cash used in investing activities was $56 million in 1998, compared with $117 million in 1997. The decrease of $61 million in 1998 was mainly due to lower capital expenditures.

Net cash used in financing activities was $466 million in 1998, compared with $265 million in 1997. The increase of $201 million in 1998 was primarily related to stock repurchases and the repurchase of the Company's debentures, partly offset by an increase in commercial paper outstanding (see Note 8 of the Notes to the Consolidated Financial Statements).

Cash generated from the Company's operations and from external sources should be adequate to cover working capital needs, stock repurchases, planned capital expenditures, dividend payments to stockholders and other cash requirements. The ratio of current assets to current liabilities was .83 at December 27, 1998, and
 .92 at December 28, 1997. The decrease in the ratio of current assets to current liabilities is primarily related to lower short-term investments at December 27, 1998. Long-term debt and capital lease obligations, as a percentage of total capitalization, were 28% at December 27, 1998, and 24% at December 28, 1997.

FINANCING

The Company currently maintains $300 million in revolving credit agreements, which require, among other matters, specified level of stockholders' equity. The amount of stockholders' equity over the required levels was $600 million at December 27, 1998, compared with $936 million at December 28, 1997. The decrease in the level of unrestricted stockholders' equity is mainly due to the Company's stock repurchase program. In July 1998, the Company renewed its $100 million revolving credit agreement, which had a maturity of July 1998, through July 1999. The remaining $200 million revolving credit agreement expires in July 2002.

The Company had $124 million in commercial paper outstanding with an annual weighted average interest rate of 5.3% and an average of 41 days to maturity at December 27, 1998. No such borrowings were outstanding at December 28, 1997.

On August 21, 1998, the Company filed a $300 million shelf registration statement on Form S-3 with the Securities and Exchange Commission for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300 million in medium-term notes. On October 8, 1998, the Company issued $49.5 million under the medium-term note program. These notes mature on October 8, 2003, and pay interest semi-annually at a rate of 5%. On December 4, 1998, the Company issued an additional $49.5 million under this program at a semi-annual interest rate of 5.625% due on December 4, 2008. The proceeds were utilized to pay down borrowings under the Company's commercial paper program.

In October 1993 the Company issued $200 million of senior notes. Five-year notes totaling $100 million were due in October 1998 while the remaining $100 million notes are due in April 2000. On October 28, 1998, the Company repaid $100 million due on its five-year senior notes.

The Company's tender offer for any and all of its $150 million of outstanding publicly held 8.25% debentures due March 15, 2025, expired on April 2, 1998. The debenture holders tendered $78 million of the outstanding debentures. The Company financed the purchase of the debentures with available cash and through its existing commercial paper facility. By replacing higher rate long-term borrowings with lower-rate short-term alternatives, the Company expects to reduce interest expense and generate a positive return on a net present value basis. Total cash paid in connection with the tender offer was approximately $89 million. The Company incurred a charge to operations in 1998 of $14 million ($8 million after-tax) in connection with this debt extinguishment (see Note 8 of the Notes to the Consolidated Financial Statements).

The Company's total long-term debt, including capital leases, was $600 million at December 27, 1998, and $639 million at December 28, 1997. The increase is primarily attributable to the issuance of medium-term notes and an increase in capitalized lease obligations as a result of amendments to the Company's lease for the Edison facility, offset by the Company's debt tender offer described above.

CAPITAL EXPENDITURES

The Company estimates that capital expenditures for 1999 will range from $90 million to $100 million, compared with $82 million in 1998 and $160 million in 1997. The 1998 Capital Expenditures exclude amounts related to the Company's Edison facility lease renegotiations (see Note 15 of the Notes to the Consolidated Financial Statements).

DEPRECIATION AND AMORTIZATION

The Company expects that depreciation and amortization expense will be $195 million to $200 million for 1999, compared with $188 million in 1998 and $174 million in 1997.

YEAR 2000 READINESS DISCLOSURE

The Company has evaluated the potential impact of the situation commonly known as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, concerns the ability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information related to the Year 2000.

THE COMPANY'S STATE OF READINESS

In April 1997 the Company began to identify all of its Year 2000 concerns for all facets of its operations. A Year 2000 Program Office was established, and a detailed inventory of all systems issues required to be addressed in connection with the Year 2000 was created. Information was gathered for each system including:

o    location
o    type of system and its relative importance
o    probable method and cost of remediation and
o    targeted start and end dates for addressing Year 2000 issues.

This inventory includes systems to:

o    create the Company's publications
o    operate the Company's production and distribution facilities
o    operate the Company's broadcast stations
o    operate the Company's business and financial applications and
o control facility and infrastructure areas (building systems, utilities, security systems, etc.).

The systems identified in the inventory were further categorized into five priority classifications:

o Shutdown -- highest priority. If these systems (e.g., editorial systems, presses, and utilities) were to fail, the Company's ability to continue its operations would be seriously impaired. Approximately 9% of the identified systems are in this category.
o Impractical Workaround -- If these systems were to fail, the available alternatives are too expensive to implement. Approximately 9%.
o Costly Workaround -- If these systems were to fail, a feasible but costly alternative exists. Approximately 28%.
o Additional But Manageable Cost -- If these systems fail, an alternative solution exists at a moderate cost. Approximately 22%.
o No Impact -- Little if any consequence to the business if these systems fail. Approximately 32%.

By October 1997 the Company had completed the inventory phase and turned its attention to the remediation phase. Target dates for each item in the inventory were identified and are continually monitored to ensure timely resolution of the issues. The remediation strategy involves a mix of purchasing new systems, modifying existing systems, retiring obsolete systems and confirming vendor compliance. As of January 31, 1999, 85% of all systems had been remediated and tested. Testing systems for Year 2000 compliance includes the use of dates that simulate transactions and environments, both prior and subsequent to the Year 2000, including specific testing for leap year.

The Company has communicated with most of its suppliers and other vendors, and is contacting its significant advertisers, seeking assurances that they will be Year 2000 compliant. Although there is no certainty that any major business partner will function without disruption in the Year 2000, the Company's goal is to obtain detailed information about its advertisers' and suppliers' Year 2000 plans and to identify those companies that could pose a significant risk of failure. The Company will make alternate arrangements where necessary.

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

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

To date, the Company has identified total estimated costs in connection with the Year 2000 problem of between $15 million and $20 million. This estimate does not include systems previously scheduled for replacement without regard to the Year 2000 issue. Of this amount, approximately $10 million will be for systems replacements involving capital outlays (which are not deducted as an expense on the Company's Consolidated Statements of Income). The remaining amount is being deducted as an expense on the Company's Consolidated Statements of Income through 1999. Approximately 75% of this expense total is attributable to the use of currently available internal resources. The cost of the Company's Year 2000 remediation efforts is being funded with cash flows from operations.

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

NEW ACCOUNTING PRONOUNCEMENT

In June 1998 the Financial Accounting Standard's Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity may be required to deduct any changes in the derivative's fair value from its operating income. The adoption of SFAS 133 is not expected to have a material effect on the Company's Consolidated Financial Statements.

FACTORS THAT COULD AFFECT OPERATING RESULTS

This Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's:

o    future business prospects
o    revenues
o    working capital
o    liquidity
o    capital needs
o    interest costs and
o    income

are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The risks and uncertainties include those listed below as well as other risks and factors identified from time to time in the Company's filings with the SEC.

ADVERTISING REVENUES

Advertising is the Company's most significant source of revenue. Competition from other forms of media available in the Company's various markets, including direct marketing, affects the Company's ability to attract and retain advertisers and to increase advertising rates. Advertising could be negatively affected by an economic downturn in any of the Company's markets.

Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is higher than first- and third-quarter volume since economic activity tends to be lower after the holidays and in the summer. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, affect the levels of the Company's retail, national and most particularly, classified advertising revenue. Structural changes in the retail environment may also depress the level of display advertising revenue.

CIRCULATION REVENUES

Circulation is a significant source of revenue for the Company. Circulation revenue and the Company's ability to achieve price increases for its products are affected by competition from other publications and other forms of media available in the Company's various markets. Circulation could also be negatively affected by an economic downturn in the Company's markets, including, but not limited to, the New York City or Boston metropolitan regions. Decreased consumer spending on discretionary items like newspapers and magazines and the decreasing number of newspaper readers among young people could also negatively affect circulation.

PAPER PRICES

Newsprint and magazine paper are the Company's most important raw material and represent a significant portion of the Company's operating costs. The Company's operating results could be adversely affected to the extent that such historically volatile raw material prices increase materially.

LABOR RELATIONS

Advances in technology and other factors have allowed the Company to lower costs by reducing the size of its work force. There is no assurance that the Company will continue to be able to reduce costs in this way. A significant portion of the Company's employees are unionized and the Company's results could be adversely affected if labor negotiations were to restrict its ability to maximize the efficiency of its operations. In addition, if the Company experienced labor unrest, its ability to produce and deliver its largest products could be impaired.

NEW PRODUCTS IN NEW MARKETS

There are substantial uncertainties associated with the Company's efforts to develop new products and services for evolving markets. The success of these ventures will be determined by the Company's efforts, and in some cases by those of its partners, fellow investors and licensees. Initial timetables for the introduction and development of new products or services may not be achieved and price/profitability targets may not prove feasible. External factors, such as the development of competitive alternatives and market response, may cause new markets to move in unanticipated directions.

Because of the potential threat to the Company's traditional sources of revenue (particularly classified advertising and circulation) posed by on-line competition, the Company may seek to develop its own on-line products, which may incur losses. The Company may also consider the acquisition of specific properties or business that fall outside its preferred parameters if it deems such properties sufficiently attractive.

PRODUCT PORTFOLIO; ACQUISTIONS

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

TELEVISION BROADCASTING

The Company's television stations are subject to continuing technology and regulatory developments that may affect their future profitability. The advent of digital broadcasting is one such development. The Federal Communications Commission ("FCC") adopted rules in 1997 under which all television stations are required to change to a new system of digital broadcasting. The direct hardware cost of this change will be substantial and the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers. Additionally, the new digital transmission systems to be used by television stations, cable systems and direct broadcast satellites could greatly increase the number of electronic video services with which the Company's stations compete.

YEAR 2000

A discussion of the Company's plans and assessments with respect to the Year 2000 problem is included above in this Management's Discussion and Analysis section. The Company is undertaking a remediation program to address issues related the Year 2000 problem. While the Company does not expect Year 2000 issues to have a material effect on results of operations, liquidity or financial conditions, the Company cannot guarantee that the Year 2000 problem will not disrupt operations or adversely affect its financial results. The Company is dealing with the issues arising from this problem on a timely and systematic basis.

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosure made by the Company.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

MARKET RISK

The Company's qualitative and quantitative market risk is principally associated with market interest rate fluctuations related to its debt obligations. Any such market risk is not considered significant by the Company.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Years Ended
                                                  ---------------------------------------------
                                                    December 27,    December 28,   December 29,
(In thousands, except per share data)                       1998            1997           1996
-----------------------------------------------------------------------------------------------
REVENUES
Advertising                                          $ 2,073,540     $ 1,999,844    $ 1,811,411
Circulation                                              678,784         672,662        659,818
Other                                                    184,381         193,912        157,042
-----------------------------------------------------------------------------------------------
Total                                                  2,936,705       2,866,418      2,628,271
-----------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs
   Raw materials                                         354,085         323,285        363,503
   Wages and benefits                                    598,508         604,924        557,543
   Other                                                 509,051         484,057        440,038
-----------------------------------------------------------------------------------------------
Total                                                  1,461,644       1,412,266      1,361,084
Selling, general and administrative expenses             959,841         999,050        967,144
Impairment loss                                               --              --        126,763
-----------------------------------------------------------------------------------------------
Total                                                  2,421,485       2,411,316      2,454,991
-----------------------------------------------------------------------------------------------
OPERATING PROFIT                                         515,220         455,102        173,280
Income from Joint Ventures                                21,014          13,990         18,223
Interest expense, net                                     43,333          42,115         26,430
Net gain on dispositions of assets                        12,619          10,388         32,836
-----------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item        505,520         437,365        197,909
Income taxes                                             218,890         175,064        113,375
-----------------------------------------------------------------------------------------------
Income before extraordinary item                         286,630         262,301         84,534
Extraordinary item, net of tax                             7,716              --             --
-----------------------------------------------------------------------------------------------
NET INCOME                                           $   278,914     $   262,301    $    84,534
-----------------------------------------------------------------------------------------------
Average number of common shares outstanding(1)
   Basic                                                 188,762         193,040        194,586
   Diluted                                               192,846         197,150        196,884
-----------------------------------------------------------------------------------------------
Basic earnings per share(1)
   Earnings before extraordinary item                $      1.52     $      1.36    $       .43
   Extraordinary item, net of tax                           (.04)             --             --
-----------------------------------------------------------------------------------------------
   Net income                                        $      1.48     $      1.36    $       .43
-----------------------------------------------------------------------------------------------
Diluted earnings per share(1)
   Earnings before extraordinary item                $      1.49     $      1.33    $       .43
   Extraordinary item, net of tax                           (.04)             --             --
-----------------------------------------------------------------------------------------------
   Net income                                        $      1.45     $      1.33    $       .43
-----------------------------------------------------------------------------------------------
Dividends per share(1)                               $       .37     $       .32    $       .29
-----------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

(1) All share and per share information is presented on a post two-for-one split basis. The split was effective on June 17, 1998

                           CONSOLIDATED BALANCE SHEETS

                                                             December 27,   December 28,
(In thousands)                                                       1998          1997
---------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and short-term investments (at cost which approximates
  market: 1998 - none; 1997 - $72,516)                         $   35,991    $  106,820
Accounts receivable (net of allowances:
   1998 - $34,364; 1997 - $25,887)                                331,933       331,287
Inventories                                                        32,287        32,134
Deferred income taxes                                              40,612        44,203
Other current assets                                               81,153        85,555
---------------------------------------------------------------------------------------
Total current assets                                              521,976       599,999
---------------------------------------------------------------------------------------
INVESTMENT IN JOINT VENTURES                                      122,273       133,054
---------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
Land                                                               71,935        71,515
Buildings, building equipment and improvements                    818,811       793,311
Equipment                                                       1,307,869     1,317,446
Construction and equipment installations in progress               24,885        52,933
---------------------------------------------------------------------------------------
Total - at cost                                                 2,223,500     2,235,205
Less accumulated depreciation                                     897,304       868,274
---------------------------------------------------------------------------------------
Property, plant and equipment - net                             1,326,196     1,366,931
---------------------------------------------------------------------------------------
INTANGIBLE ASSETS ACQUIRED
Costs in excess of net assets acquired                          1,204,021     1,204,021
Other intangible assets acquired                                  428,974       428,474
---------------------------------------------------------------------------------------
Total                                                           1,632,995     1,632,495
Less accumulated amortization                                     305,422       254,790
---------------------------------------------------------------------------------------
Intangible assets acquired - net                                1,327,573     1,377,705
---------------------------------------------------------------------------------------
MISCELLANEOUS ASSETS                                              167,091       145,494
---------------------------------------------------------------------------------------
Total                                                          $3,465,109    $3,623,183
---------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                                                                        December 27,     December 28,
(In thousands, except share data)                                               1998             1997
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Commercial paper outstanding                                             $   124,100      $        --
Accounts payable                                                             163,783          189,580
Accrued payroll and other related liabilities                                 87,265          103,511
Accrued expenses                                                             169,705          175,501
Unexpired subscriptions                                                       81,080           82,621
Current portion of long-term debt and capital lease obligations                1,867          104,033
------------------------------------------------------------------------------------------------------
Total current liabilities                                                    627,800          655,246
------------------------------------------------------------------------------------------------------
OTHER LIABILITIES
Long-term debt                                                               513,695          490,237
Capital lease obligations                                                     84,123           45,191
Deferred income taxes                                                        165,268          170,869
Other                                                                        542,753          532,343
------------------------------------------------------------------------------------------------------
Total other liabilities                                                    1,305,839        1,238,640
------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY(1)
Serial preferred stock of $1 par value - authorized 200,000
  shares - none issued                                                            --               --
Common stock of $.10 par value
     Class A - authorized 300,000,000 shares; issued:
       1998 - 185,763,418; 1997 - 226,567,580
       (including treasury shares: 1998 - 5,000,000;
       1997 - 34,159,486)                                                     18,575           22,656
     Class B - convertible - authorized 849,602 shares;
       issued: 1998 - 849,602; 1997 - 1,129,488
       (including treasury shares: 1998 - none and 1997 - 279,886)                86              114

Additional paid-in capital                                                        --          761,982
Accumulated other comprehensive income (loss) - foreign
   currency translation adjustments                                           (2,609)          (1,510)
Retained earnings                                                          1,677,469        1,491,655
Common stock held in treasury, at cost                                      (162,051)        (545,600)
------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                 1,531,470        1,729,297
------------------------------------------------------------------------------------------------------
Total                                                                    $ 3,465,109      $ 3,623,183
------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

(1) All share and per share information is presented on a post two-for-one split basis. The split was effective on June 17, 1998.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Years Ended
                                                           ----------------------------------------------
                                                              December 27,   December 28,   December 29,
(In thousands)                                                        1998           1997           1996
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $ 278,914      $ 262,301      $  84,534
Adjustments to reconcile net income to net cash provided by
operating activities
  Depreciation
  Amortization                                                     135,240        128,427        108,787
  Impairment loss                                                   52,997         45,470         39,090
  Business process/technology reengineering charge                      --             --        126,763
  Equity in operations of Joint Ventures                                --         10,100             --
  Cash distributions and dividends from Joint Ventures             (21,014)       (18,476)       (21,713)
  Net gain on dispositions                                          18,192         14,982         16,957
  Deferred income taxes                                            (12,619)       (10,388)       (32,836)
  Changes in operating assets and liabilities, net of               (2,010)       (26,559)        (6,005)
    acquisitions/dispositions
      Accounts receivable - net                                       (646)       (29,216)       (24,192)
      Inventories                                                     (153)         1,152          9,036
      Other current assets                                           4,402         (4,927)       (25,821)
      Accounts payable                                             (25,797)        31,279         14,919
      Accrued payroll and accrued expenses                         (22,042)        (8,559)        81,118
      Unexpired subscriptions                                       (1,541)         4,359          8,093
      Other - net                                                   47,538         49,741         46,351
---------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                          451,461        449,686        425,081
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net proceeds from dispositions                                      23,661         39,727         16,878
Businesses acquired, net of cash acquired                               --             --       (246,805)
Additions to property, plant and equipment                         (81,578)      (160,168)      (206,834)
Other investing proceeds                                            14,725         10,560         24,815
Other investing payments                                           (12,974)        (6,782)        (8,843)
---------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (56,166)      (116,663)      (420,789)
---------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Commercial paper borrowings (repayments)                           124,100        (45,500)        45,500
Long-term obligations
  Increase                                                          98,433             --             --
  Reduction                                                       (177,141)        (3,847)        (3,377)
Capital shares
  Issuance                                                          38,941          9,930          5,358
  Repurchase                                                      (480,857)      (162,615)       (48,631)
Dividends paid to stockholders                                     (69,600)       (61,865)       (55,532)
Preferred stock redemption                                              --         (1,753)            --
Other financing proceeds                                                --            344             51
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                             (466,124)      (265,306)       (56,631)
---------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and short-term investments         (70,829)        67,717        (52,339)
Cash and short-term investments at the beginning of the year       106,820         39,103         91,442
---------------------------------------------------------------------------------------------------------
Cash and short-term investments at the end of the year           $  35,991      $ 106,820      $  39,103
---------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows.

        SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years Ended
                                            -----------------------------------------------
                                              December  27,    December 28,   December 29,
(In thousands)                                         1998            1997           1996
-------------------------------------------------------------------------------------------
NONCASH INVESTING AND FINANCING TRANSACTIONS

Businesses acquired
  Fair value of assets acquired                                                  $ 268,319
  Assets forgiven                                                                   (9,833)
  Liabilities assumed and incurred                                                 (11,681)
-------------------------------------------------------------------------------------------
  Cash paid                                                                      $ 246,805
-------------------------------------------------------------------------------------------

Issuance of common shares                            34,667          30,561         23,155
-------------------------------------------------------------------------------------------

CASH FLOW INFORMATION

Cash payments during the year for

  Interest (net of amount capitalized)            $  49,025       $  39,122      $  24,367
-------------------------------------------------------------------------------------------

  Income taxes                                    $ 177,261       $ 169,115      $ 133,871
-------------------------------------------------------------------------------------------

Amounts in these statements of cash flows are presented on a cash basis and may differ from those shown in other sections of the Consolidated Financial Statements.

The Company renegotiated its lease agreement for its Edison facility, extending the capitalized lease commitment for an additional 10 years. Accordingly, the capitalized lease value was increased to $78 million, with a corresponding increase to $78 million of the capital lease obligation (see Note 15 of the Notes to the Consolidated Financial Statements).

During 1996 federal tax authorities issued a favorable ruling on matters affecting the Globe that had originated prior to its acquisition in 1993. As a result, accrued federal taxes were reduced by $25 million. The $25 million was excluded from income and was applied as a reduction of goodwill (see Note 9 of the Notes to the Consolidated Financial Statements).

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                    Capital Stock
                                            ----------------------------
                                                                                    Accumulated               Common
                                                                                       Other                   Stock
                                                                         Additional Comprehensive             Held in
(In thousands, except share and              5 1/2 %    Class A  Class B   Paid-in     Income    Retained    Treasury,
per share data)                             Preference  Common    Common   Capital     (Loss)    Earnings     at cost       Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                      $1,753   $ 21,790    $114   $607,618    $(107)    $1,262,217   $(281,195)  $1,612,190
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income
  Net Income                                                                                        84,534                   84,534
  Foreign currency translation adjustments                                               (69)                                   (69)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                          84,465
Dividends, preference - $5.50 per share                                                                (96)                     (96)
Dividends, common - $.285 per share                                                                (55,436)                 (55,436)
Issuance of shares
  Retirement units, etc. - 32,254 Class A
    shares                                                                    (271)                                383          112
  Employee stock plan - 1,934,250
Class A shares                                                                 729                              22,707       23,436
  Stock options - 1,016,444 Class A shares                  334             43,761                             (39,702)       4,393
  Stock conversions - 1,320 shares
  Purchase of stock - 2,789,800 Class A
    shares                                                                                                     (43,839)     (43,839)
  Proceeds from the sale of put options                                         51                                               51
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 1996                     1,753     22,124     114    651,888      (176)    1,291,219    (341,646)   1,625,276
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income
  Net income                                                                                       262,301                  262,301
  Foreign currency translation adjustments                                            (1,334)                                (1,334)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                         260,967
Dividends, preference - $4.125 per share                                                               (72)                     (72)
Dividends, common - $.32 per share                                                                 (61,793)                 (61,793)
Issuance of shares
  Retirement units, etc. - 17,190 Class A
    shares                                                                     202                                 202          404
  Employee stock plan - 1,598,570
Class A shares                                                               8,335                              18,730       27,065
  Stock options - 2,161,926 Class A shares                  532            101,304                             (77,423)      24,413
  Stock awards - 7,700 Class A shares                                          (91)                                 91           --
  Stock conversions - 7,030 shares
  Purchase of stock - 5,932,000 Class A
    shares                                                                                                    (145,554)    (145,554)
  Preferred stock redemption                  (1,753)                                                                        (1,753)
  Proceeds from the sale of put options                                        344                                              344
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1997                        --     22,656     114    761,982    (1,510)    1,491,655    (545,600)   1,729,297
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income
  Net income                                                                                       278,914                  278,914
  Foreign currency translation adjustments                                            (1,099)                                (1,099)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                        277,815
Dividends, common - $.37 per share                                                                 (69,600)                 (69,600)
Issuance of shares
  Retirement units, etc. - 152,866 Class A
    shares                                                                  (1,088)                              1,898          810
  Employee stock plan - 1,427,273 Class A
    shares                                                                  (3,764)                             35,802       32,038
  Stock options - 1,559,185 Class A shares                  339             76,295                             (61,433)      15,201
  Purchase of stock - 14,784,000 Class A
    shares                                                                                                    (454,091)    (454,091)
  Treasury stock retirement - 44,478,000
    shares                                               (4,420)    (28)  (833,425)                (23,500)    861,373           --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 27, 1998                        --    $18,575     $86         --   $(2,609)   $1,677,469   $(162,051)  $1,531,470
------------------------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

All share and per share information is presented on a post two-for-one split basis. The split was effective on June 17, 1998.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company after elimination of intercompany items.

Fiscal Year

The Company changed its fiscal year-end to the last Sunday in December beginning with the fiscal year ended December 29, 1996.

Inventories

Inventories are stated at the lower of cost or current market value. Inventory cost is generally based on the last-in, first-out ("LIFO") method for newsprint and magazine paper and the first-in, first-out ("FIFO") method for other inventories.

Investments

Investments in which the Company has at least a 20%, but not more than 50%, interest are accounted for under the equity method. Non-equity interests below 20% are accounted for under the cost method. The fair value of these investments approximate cost.

Property, Plant and Equipment

Property, plant and equipment is stated at cost; and depreciation is computed by the straight-line method over estimated service lives. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

Intangible Assets Acquired

Cost in excess of net assets acquired is primarily the excess of cost over the fair market value of tangible net assets acquired. Each quarter the Company evaluates whether there has been a permanent impairment in any of its intangible assets, including goodwill. An impairment in value is considered to have occurred when the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of the intangible assets. If it is determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets will be written down to the present value of the future operating cash flows to be generated by the acquired businesses. The excess costs that arose from acquisitions after October 31, 1970, are being amortized by the straight-line method mainly over 40 years. The remaining portion ($13 million), which arose from acquisitions before November 1, 1970, is not being amortized since management believes there has been no decrease in value. Other intangible assets acquired consist primarily of advertiser and subscriber relationships and mastheads, which are being amortized over their remaining lives, ranging from five to 40 years for various software licenses and a life of 40 years for mastheads on various acquired properties.

Subscription Revenues and Costs

Proceeds from subscriptions and related costs, principally agency commissions, are deferred at the time of sale and are included in the Consolidated Statements of Income on a pro rata basis over the terms of the subscriptions.

Foreign Currency Translation

The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a component of the Consolidated Statements of Stockholders' Equity and in the Stockholders' Equity section of the Consolidated Balance Sheets, in the caption "Accumulated other comprehensive income (loss) - foreign currency translation adjustments.

Earnings Per Share

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("EPS") (see
Note 6). Basic EPS is calculated by dividing net earnings available to common shares by weighted average common shares outstanding. Diluted EPS is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company's incentive plans (see Note 13). All per share amounts included in the footnotes are the same for basic and diluted earnings per share unless otherwise noted. EPS for years prior to 1998 gives effect to the two-for-one stock split effective on June 17, 1998.

Cash and Short-Term Investments

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Investment Tax Credits

The Company uses the deferred method of accounting for investment tax credits.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

New Accounting Pronouncements

In the first quarter of 1998 the Company adopted the provisions of the Statement of Financial Standards SFAS No. 130, Reporting Comprehensive Income. Comprehensive Income for the Company includes foreign currency translation adjustments in addition to net income as reported in the Company's Consolidated Statements of Stockholders' Equity and in the Stockholders' Equity section of the Company's Consolidated Balance Sheets.

In 1998 the Company adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires the reporting of financial and descriptive information about a company's reportable operating segments. Operating segments are components of an enterprise's separate financial information that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance of that component. The statement requires reporting segment profit or loss, certain specific revenue and expense items, and segment assets. In addition, SFAS 131 requires that companies report information about revenues derived from its products or services. The adoption of SFAS 131 did not have a material effect on the Company's Consolidated Financial Statements (see
Note 17).

In the fourth quarter of 1998 the Company adopted the provisions of SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS 132 did not change the measurement or recognition of pension or other postretirement benefits. The adoption of SFAS 132 did not have a material effect on the Company's Consolidated Financial Statements (see Notes 11 and 12).

In March 1998 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides guidance on expensing versus capitalization of software-related costs incurred for internal use, as well as the amortization of capitalized software costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. The Company adopted the provisions of SOP 98-1 in 1998. The Company capitalized $8 million of costs as a result of the adoption of SOP 98-1. The improvement to net income in 1998 was $4 million or $.02 per share.

In April 1998 the AICPA issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that companies expense start-up costs and organization costs as they are incurred. The Company's accounting practices are currently in compliance with SOP 98-5.

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity may be required to reflect any changes in the derivative's fair value from its operating income. The adoption of SFAS 133 is not expected to have a material effect on the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------
2.  ACQUISITIONS/DISPOSITIONS

Acquisitions

In July 1996 the Company acquired KFOR-TV in Oklahoma City (OK), and WHO-TV in Des Moines (IA). The aggregate cost of the acquisition was $234 million, of which $233 million was paid in cash and the balance represented accrued liabilities. The purchases resulted in increases in intangible assets of $197 million (consisting primarily of network affiliation agreements, Federal Communications Commission licenses and other intangible assets), property, plant and equipment of $29 million, other assets of $10 million and other assumed liabilities of $2 million.

In 1996 the Company acquired newspaper distribution businesses that distribute The New York Times, other newspapers and periodicals throughout the New York City metropolitan area. The aggregate cost of these acquisitions was $32 million, of which $14 million was paid in cash, $10 million in notes and accounts receivable which were forgiven and the balance in assumed and accrued liabilities. The purchase resulted in increases in intangible assets of $30 million (consisting primarily of a customer list) and accounts receivable and equipment of $2 million.

These acquisitions have been accounted for by the purchase method. The Consolidated Financial Statements include the operating results of these acquisitions after their respective dates of acquisition. If the foregoing acquisitions had occurred on January 1, 1996, they would not have had a material impact on the results of operations in 1996.

Dispositions

During the second quarter of 1998 the Company recorded an $8 million pre-tax gain from the satisfaction of a post-closing requirement related to the 1997 sale of assets of the Company's tennis, sailing and ski magazines (see below). This gain increased earnings per share by $.02.

During the first quarter of 1998, the Company recorded a $5 million pre-tax gain resulting from the sale of equipment. The gain increased earnings per share by $.01.

In November 1997 the Company sold the assets of its tennis, sailing and ski businesses and certain small properties, and exited a golf-related business. These transactions resulted in a $10 million net pre-tax gain. This gain increased earnings per share by $.03.

In 1997 the Company sold its NYT Custom Publishing division and a printing facility which had closed. These sales did not have a material effect on the Company's Consolidated Financial Statements.

In connection with the divestiture of a newsprint mill in 1991, the Company made a loan commitment of up to $27 million to the new owners of the mill. At December 31, 1995, the commitment was fully funded. In 1996 the Company received the funds to satisfy this loan. As a result of the repayment, the Company recorded a $25 million pre-tax gain resulting from the realization of a gain contingency from the divestiture of the mill. This gain increased earnings per share by $.07.

In June 1996 the Company sold its 110 Fifth Avenue building in New York City, which the Women's Magazine Division had occupied. The sale resulted in an $8 million pre-tax gain. This gain increased earnings per share by $.02.

--------------------------------------------------------------------------------
3.  BUSINESS PROCESS/TECHNOLOGY REENGINEERING CHARGE

In the fourth quarter of 1997, the Company recorded a pre-tax noncash accounting charge of $10 million ($6 million after-tax, or $.03 per share) as a result of adopting the provisions of Emerging Issues Task Force No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Rengineering and Information Technology Transformation. This charge related to certain expenses associated with the Company's business process/technology reengineering program. This charge had no impact on the Company's 1997 cash flow.

--------------------------------------------------------------------------------
4.  IMPAIRMENT LOSS

In September 1996 the Company recorded a noncash accounting charge related to an impairment of certain long-lived assets as required by SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121 charge"), which was principally the accounting policy used by the Company in prior years. As a result of the Company's strategic review process, analyses were prepared to determine if there was impairment of any long-lived asset. Certain assets, primarily in the Newspaper Group, met the test for impairment. These assets were associated with three small regional newspapers, certain wholesale distribution operations and a printing facility. The revised carrying values of these assets were generally calculated on the basis of discounted estimated future cash flows and resulted in a pre-tax noncash charge of $127 million ($95 million after-tax, or $.49 basic earnings per share and $.48 diluted earnings per share).

The SFAS 121 charge had no effect on the Company's 1996 cash flow and will not affect its ability to generate cash flow in the future. As a result of the SFAS 121 charge, depreciation and amortization expense related to these assets will decrease in future periods. However, in conjunction with the review for impairment, the estimated lives of certain of the Company's long-lived assets were reviewed. This review resulted in the acceleration of amortization expense for certain intangible assets. In the aggregate, the changes to depreciation and amortization expense are not expected to have a material effect on net income in the future.

--------------------------------------------------------------------------------
5.  INVESTMENT IN JOINT VENTURES

Investment in Joint Ventures consists of equity ownership interests in two paper mills ("Forest Products Investments"), the International Herald Tribune S.A.S. ("IHT"), and the operations of a new venture, which ceased operations in December 1996. The results of the IHT and the new venture are not material to the operations of the Company.

The Forest Products Investments consist of a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"), and a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison") (with Malbaie, the "Paper Mills"). The equity interest in Malbaie represents a 49% ownership interest.

The Company and Myllykoski Oy, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The partners' interests in the net assets of Madison at any time will depend on their capital accounts, as defined, at such time. Through an 80%-owned subsidiary, the Company's share of Madison's profits and losses is 40%.

The Company received distributions from Madison of $8 million in 1998, $10 million in 1997 and $6 million in 1996. Loans to Madison by the 80%-owned subsidiary of the Company totaled $2 million in 1996. Loan repayments were $15 million in 1998 and $2 million in 1997. No contributions were made to Madison in 1998, 1997 or 1996. The Company received distributions from Malbaie of $10 million in 1998, $5 million in 1997 and $11 million in 1996. No loans or contributions were made to Malbaie in 1998, 1997, or 1996.

The current portion of debt of the Paper Mills included in current liabilities in the table below was $6 million at December 27, 1998, and $.1 million at December 27, 1997. The debt of the Paper Mills is not guaranteed by the Company.

Condensed combined balance sheets of the Paper Mills were as follows:

Condensed Combined Balance Sheets
of Paper Mills
---------------------------------------------------------------
                                   December 27,   December 28,
(In thousands)                            1998           1997
---------------------------------------------------------------
Current assets                       $  61,129      $  67,023
Less current liabilities                38,970         31,817
---------------------------------------------------------------
Working capital                         22,159         35,206
Fixed assets, net                      203,114        215,427
Long-term debt                              --            (99)
Deferred income taxes and other        (60,403)       (96,168)
---------------------------------------------------------------
Net assets                            $164,870       $154,366
---------------------------------------------------------------

During 1998, 1997 and 1996 the Company's Newspaper Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $79 million for 1998, $74 million for 1997 and $80 million for 1996.

Condensed combined income statements of the Paper Mills were as follows:

-------------------------------------------------------------------------------
Condensed Combined Income Statements
of Paper Mills
------------------------------------------------------------------------------
(In thousands)                     1998               1997              1996
------------------------------------------------------------------------------
Net sales and
     other income              $248,611           $234,290          $268,654
Costs and
     expenses                   188,665            196,415           203,120
------------------------------------------------------------------------------
Income before taxes              59,946             37,875            65,534
Income tax expense                8,826              5,577             9,635
------------------------------------------------------------------------------
Net income                     $ 51,120           $ 32,298          $ 55,899
------------------------------------------------------------------------------

The condensed combined financial information of the Paper Mills excludes the income tax effects attributable to Madison. Such tax effects (see Note 9) have been included in the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------
6.  EARNINGS PER SHARE

Basic and diluted earnings per share, which include the effect of the two-for-one stock split effective on June 17, 1998, for the years ended December 27,1998, December 28, 1997, and December 29, 1996, were as follows:

-------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                                 1998          1997           1996
-------------------------------------------------------------------------------------------------------
Basic earnings per share computation
Numerator
    Net income                                                    $278,914      $262,301      $  84,534
    Less cumulative preference stock dividends                         --             72             96
-------------------------------------------------------------------------------------------------------
         Income available to common stockholders                  $278,914      $262,229      $  84,438

Denominator
         Average number of common shares outstanding               188,762       193,040        194,586
-------------------------------------------------------------------------------------------------------
Basic earnings per share                                          $   1.48      $   1.36      $    0.43
-------------------------------------------------------------------------------------------------------
Diluted earnings per share computation
Numerator
    Net income                                                    $278,914      $262,301      $  84,534
    Less cumulative preference stock dividends                         --             72             96
-------------------------------------------------------------------------------------------------------
         Income available to common stockholders                  $278,914      $262,229      $  84,438

Denominator
    Average number of common shares outstanding                    188,762       193,040        194,586
    Incremental shares for assumed exercise of securities            4,084         4,110          2,298
-------------------------------------------------------------------------------------------------------
         Total shares                                              192,846       197,150        196,884
-------------------------------------------------------------------------------------------------------
Diluted earnings per share                                        $   1.45      $   1.33      $    0.43
-------------------------------------------------------------------------------------------------------

Outstanding stock options to purchase common stock with an exercise price greater than the average market price of common stock were not included in the computation of diluted earnings per share. The balance of such options were 1,168,000 in 1998, 2,195,000 in 1997 and 2,167,000 in 1996.

The incremental shares for assumed exercise of securities was determined using the treasury stock method, which assumes repurchases of Company stock with proceeds of the stock option exercises as required.

--------------------------------------------------------------------------------
7.  INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

---------------------------------------------------------------------------
                                         December 27,         December 28,
(In thousands)                                  1998                 1997
---------------------------------------------------------------------------
Newsprint and magazine paper                 $27,705              $27,694

Work-in-process, etc.                          4,582                4,440
---------------------------------------------------------------------------
Total                                        $32,287              $32,134
---------------------------------------------------------------------------

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 88% of inventory in 1998 and 88% for 1997. The replacement cost of inventory was approximately $38 million at December 27, 1998, and $36 million at December 28, 1997.

--------------------------------------------------------------------------------
8.  DEBT

Long-term debt consists of the following:

-----------------------------------------------------------------------------
                                            December 27,        December 28,
(In thousands)                                     1998                1997
-----------------------------------------------------------------------------
5.50% - 5.77% Senior Notes due                 $100,000            $200,000
  1998 and 2000(a)

7.625% Notes due 2005, net of                   245,599             245,001
  unamortized debt costs of
  $4,461 in 1998, and $4,999
  in 1997, effective interest
  rate 7.996%(b)

8.25% Debentures due 2025 (due                   69,647             145,236
   2005 at option of Company),
   net of unamortized debt costs of
   $2,253 in 1998 and $4,764 in
   1997, effective interest rate
   8.553%(b)

5%-5.625% Medium Term Notes                      98,449                  --
due 2003 and 2008, net of
unamortized debt costs of  $551(c)
-----------------------------------------------------------------------------
Total notes and debentures                      513,695             590,237
-----------------------------------------------------------------------------
Less current portion                                 --             100,000
-----------------------------------------------------------------------------
Total long-term debt                           $513,695            $490,237
-----------------------------------------------------------------------------

(a) In October 1993 the Company issued senior notes totaling $200 million with interest payable semi-annually. Five-year notes totaling $100 million were issued at an annual rate of 5.50%, and the remaining $100 million were issued as six and one-half year notes at an annual rate of 5.77%. In October 1998 $100 million due on the five-year notes was paid.

(b) In March 1995 the Company completed a public offering of $400 million of unsecured notes and debentures. The offering consisted of 10-year notes aggregating $250 million maturing March 15, 2005, at an annual rate of 7.625% and 30-year debentures aggregating $150 million maturing March 15, 2025, at an annual rate of 8.25%. The debentures are callable after ten years. Interest is payable semi-annually on March 15 and September 15 on both the notes and the debentures.

The net proceeds from the offering were used to repay the principal balance of $162 million of 11.85% notes due March 31, 1995, $50 million of 9.34% notes due July 15, 1995, and indebtedness outstanding under the Company's commercial paper program. The remaining net proceeds were used for general corporate purposes.

The Company's tender offer for any and all of its $150 million of outstanding publicly held 8.25% debentures due March 15, 2025, expired on April 2, 1998. The debenture holders tendered $78 million of the outstanding debentures. The Company financed the purchase of the debentures with available cash and through its existing commercial paper facility. By replacing higher rate long-term borrowings with lower-rate short-term alternatives, the Company expects to reduce interest expense and generate a positive return on a net present value basis. Total cash paid in connection with the tender offer was $89 million. The Company recorded an extraordinary charge in 1998 of $14 million ($8 million net of tax or $.04 per share) in connection with this debt extinguishment.

(c) On August 21, 1998, the Company filed a $300 million shelf registration on Form S-3 with the Securities and Exchange Commission for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300 million in medium-term notes. On October 8, 1998, the Company issued $49.5 million, and on December 4, 1998, the Company issued an additional $49.5 million, under the medium-term note program. The two $49.5 million notes mature on October 8, 2003, and December 4, 2008, and pay interest semi-annually at an average rate of 5.3%. The proceeds were utilized to pay down borrowings under the Company's commercial paper program.

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of long-term debt, excluding the current portion, was $556 million at December 27, 1998, and $532 million at December 28, 1997.

In July 1996 the Company entered into a $100 million revolving credit agreement and a $200 million revolving credit agreement with a group of banks (the "Revolvers"). The Revolvers replaced existing revolving credit agreements aggregating $170 million. The $100 million Revolver was renewed in July 1998 and has been extended through July 1999; and the $200 million Revolver, which had an original maturity of July 2001, has been extended through July 2002, at which time any outstanding borrowings would be payable. The $100 million Revolver provides for an annual facility fee of 0.04%. The $200 million Revolver provides for an annual facility fee of 0.06% based on the Company's current credit rating.

In July 1996 the Company increased its ability to issue commercial paper from $200 million to $300 million, which is supported by the Company's Revolvers. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days.

At December 27, 1998, the Company had $124 million in commercial paper outstanding with an annual weighted average interest rate of 5.3% and an average of 41 days to maturity. No such borrowings were outstanding at December 28, 1997.

The Revolvers permit borrowings, which bear interest at the Company's option (i) for domestic borrowings: based on the certificates of deposit rate, the Federal Funds rate, a prime rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. The Revolvers include provisions that require, among other matters, specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $600 million at December 27, 1998. The aggregate face amount of maturities of long-term debt over the next five years are as follows: 1999, none; 2000, $100 million; 2001, none; 2002, none; 2003,
$50 million; and $372 million, thereafter.

Interest expense, net as shown in the accompanying Consolidated Statements of Income were as follows:

--------------------------------------------------------------------------------
(In thousands)                     1998               1997                1996
--------------------------------------------------------------------------------
Interest expense                $47,100            $50,433             $50,333
Capitalized interest               (173)            (5,394)            (19,574)
Interest income                  (3,594)            (2,924)             (4,329)
--------------------------------------------------------------------------------
Interest expense, net           $43,333            $42,115             $26,430
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
9.  INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with SFAS No. 109, Accounting for Income Taxes.

The reasons for the variance between the effective tax rate on income before income taxes and the federal statutory rate (exclusive of a favorable tax adjustment of $18 million in fiscal 1997 resulting from the completion of the Company's federal income tax audits for periods through 1992, the impairment loss in fiscal 1996 and gains on dispositions in each period) are presented on the following page.

The components of income tax expense as shown in the Consolidated Statements of were as follows:

-------------------------------------------------------------------------------
(In thousands)                         1998            1997              1996
-------------------------------------------------------------------------------
Current tax expense
    Federal                        $180,583        $146,550          $ 90,886
    State, local, foreign            40,317          55,073            28,494
-------------------------------------------------------------------------------
Total Current Expense               220,900         201,623           119,380
-------------------------------------------------------------------------------
Deferred tax expense
    Federal                         (10,529)        (24,102)            6,076
    State, local, foreign             8,519          (2,457)          (12,081)
-------------------------------------------------------------------------------
Total Deferred Benefit               (2,010)        (26,559)           (6,005)
-------------------------------------------------------------------------------
Income tax expense                 $218,890        $175,064          $113,375
-------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
(In thousands)                                   1998                        1997                         1996
------------------------------------------------------------------------------------------------------------------------
                                                       % of                          % of                        % of
                                         Amount      Pretax          Amount        Pretax         Amount       Pretax
------------------------------------------------------------------------------------------------------------------------
Tax at federal statutory rate          $172,515       35.0%        $149,442        35.0%        $102,143       35.0%
Increase (decrease)
     State and local taxes -- net        30,696        6.2           32,837         7.7           14,310        4.9
     Amortization of nondeductible
intangible assets acquired                9,510        1.9            9,892         2.3           12,856        4.4
     Other -- net                           704         .2           (3,832)        (.9)           1,026         .4
------------------------------------------------------------------------------------------------------------------------
Subtotal                                213,425       43.3%         188,339        44.1%         130,335       44.7%
------------------------------------------------------------------------------------------------------------------------
Impairment loss                              --                          --                      (32,264)
------------------------------------------------------------------------------------------------------------------------
Favorable tax adjustment                     --                     (18,000)                          --
------------------------------------------------------------------------------------------------------------------------
Dispositions                              5,465                       4,725                       15,304
------------------------------------------------------------------------------------------------------------------------
Income tax expense                     $218,890                    $175,064                     $113,375
------------------------------------------------------------------------------------------------------------------------

Tax expense in 1998 was reduced by $1 million ($2 million before federal tax effect) due to a reduction in the valuation allowance attributable to state net operating loss tax benefits.

Tax expense in 1996 was reduced by $6 million ($9 million before federal tax effect) due to a reduction in the valuation allowance attributable to state net operating loss tax benefits. Other state and local operating loss tax benefits further reduced 1996 tax expense by $3 million.

During 1996 federal tax authorities issued a favorable ruling on matters affecting the Globe, which had originated prior to its acquisition in 1993. As a result, accrued federal taxes were reduced by $25 million relating to a pre-acquisition tax contingency. This contingency was predominately related to pre-acquisition net operating loss carryforwards. The remainder of the reduction is related to other pre-acquisition tax contingencies. In accordance with SFAS 109, this tax benefit was excluded from income and was applied as a reduction of goodwill.

Income tax benefits, which related to the exercise of options and the employee stock purchase plan, reduced current taxes payable and increased additional paid-in capital by $32 million in 1998, $39 million in 1997 and $4 million in 1996.

At December 27, 1998, tax loss carryforwards included only state tax loss benefits. The benefits are attributable to tax operating losses totaling $5 million at December 27, 1998. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from one to 15 years. The principal portion of these tax loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $4 million as of December 27, 1998.

The Company generated $16 million in investment tax credits in the state of New York in connection with the construction of its College Point facility in 1997. The unused investment tax credit carryforward at December 27, 1998, was $5 million, which the Company has the ability to utilize for 15 years. For financial statement purposes, the Company has selected the deferred method of accounting for investment tax credits, and therefore will amortize the $16 million tax benefit over the average useful life of the assets.

The Internal Revenue Service has completed its examination of federal income tax returns for all years through 1992. Examinations of the tax returns for the years 1993 through 1995 are in process. Management is of the opinion that any assessments resulting from these examinations will not have a material effect on the Consolidated Financial Statements.

The components of the net deferred tax liabilities recognized on the respective Consolidated Balance Sheets were as follows:
-------------------------------------------------------------------------------
                                            December 27,         December 28,
(In thousands)                                     1998                1997
-------------------------------------------------------------------------------
Deferred Tax Assets
   Retirement, postemployment and
      deferred compensation plans              $184,359             $ 174,069
   Accruals for other employee
      benefits, compensation,
      insurance and other                        51,499                33,244
   Accounts receivable allowances                25,278                26,561
   Other                                         43,727                38,690
-------------------------------------------------------------------------------
Total deferred tax assets                       304,863               272,564
Valuation allowance                              (3,749)               (5,268)
-------------------------------------------------------------------------------
Net deferred tax assets                         301,114               267,296
-------------------------------------------------------------------------------
Deferred Tax Liabilities
   Property, plant and equipment                261,176               230,712
   Intangible assets                            105,204                98,076
   Investments in Joint Ventures                 42,644                42,057
   Other                                         16,746                23,117
-------------------------------------------------------------------------------
Total deferred tax liabilities                  425,770               393,962
-------------------------------------------------------------------------------
Net deferred tax liability                      124,656               126,666
-------------------------------------------------------------------------------
Amounts included in
   Other current assets                          40,612                44,203
-------------------------------------------------------------------------------
Deferred income tax liability                  $165,268              $170,869
-------------------------------------------------------------------------------

Income tax benefits related to foreign currency translation adjustments which were included in "Accumulated other comprehensive income (loss) - foreign translation adjustments" in the Company's Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity were $1 million in both 1998 and 1997 and $.1 million in 1996. The accumulated tax benefit was $2 million at December 27, 1998, and $1 million at December 28, 1997.

--------------------------------------------------------------------------------
10.  VOLUNTARY STAFF REDUCTIONS

In 1998 the Company recorded pre-tax charges of $5 million related to voluntary staff reductions. These charges reduced earnings per share by $.02. In 1997 and 1996, the Company recorded pre-tax charges of $9 million and $44 million. These charges reduced earnings per share by $.02 in 1997. In 1996 these charges reduced basic earnings per share by $.13 and diluted earnings per share by $.12.

At December 27, 1998, $23 million and at December 28, 1997, $25 million of these charges were unpaid. This balance will be principally paid within one year.

--------------------------------------------------------------------------------
11.  PENSION PLANS

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements, including a joint-Company union plan and a number of joint-industry union plans. These plans cover substantially all employees.

The Company-sponsored pension plans provide participating employees with retirement benefits in accordance with benefit provision formulas, which are based on years of service and final average or career pay and, where applicable, employee contributions. In 1996 the Company merged the assets of two of the plans. Retirement benefits are also provided under supplemental unfunded pension plans.

In accordance with SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, the components of net periodic pension cost for all Company-sponsored pension plans were as follows:

------------------------------------------------------------------------------
(In thousands)                              1998         1997           1996
------------------------------------------------------------------------------
Service cost                            $ 22,093     $ 19,645       $ 20,984
Interest cost                             51,367       48,734         45,353
Expected return on plan assets           (44,521)     (40,164)       (37,313)
Recognized actuarial loss                    958        1,006          2,864
Amortization of prior service cost           433          433            433
Amortization of transition
    obligation                               637          637            637
------------------------------------------------------------------------------
Net periodic pension cost               $ 30,967     $ 30,291       $ 32,958
------------------------------------------------------------------------------

Assumptions used in the actuarial computations were as follows:

--------------------------------------------------------------------------------
                                              1998          1997          1996
--------------------------------------------------------------------------------
Discount rate                                 6.75%         7.25%         7.75%
Rate of increase in
    compensation levels                       5.00%         5.50%         5.50%
Expected long-term rate of
    return on assets                          8.75%         8.75%         8.75%
--------------------------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several other pension plans, including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $23 million in 1998, $22 million in 1997, and $21 million in 1996.

The changes in benefit obligation and plan assets at September 30, 1998, and 1997, were as follows:

-------------------------------------------------------------------------------
(In thousands)                                         1998              1997
-------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at prior
    measurement date                              $ 723,497         $ 627,874
Service cost                                         22,093            19,645
Interest cost                                        51,367            48,734
Plan participants' contribution                         226               172
Actuarial loss                                       44,665            61,222
Special termination benefits                            824               --
Benefits paid                                       (29,448)          (34,150)
-------------------------------------------------------------------------------
Benefit obligation at current
    measurement date                                813,224           723,497
-------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at prior
    measurement date                                620,562           505,643
Actual return on plan assets                        (18,939)          142,410
Employer contribution                                 5,754             6,487
Plan participants' contributions                        226               172
Benefits paid                                       (29,448)          (34,150)
-------------------------------------------------------------------------------
Fair value of plan assets at
    current measurement date                        578,155           620,562
-------------------------------------------------------------------------------
Funded status                                      (235,069)         (102,936)
Unrecognized actuarial (gain) loss                   50,904           (56,344)
Unrecognized transition obligation                    1,009             1,646
Unrecognized prior service cost                       2,515             2,948
Contribution paid after
    measurement date                                  1,461             1,263
-------------------------------------------------------------------------------
Net amount recognized                            $ (179,180)       $ (153,423)
-------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $711 million, $577 million, and $482 million as of December 27, 1998; $120 million, $82 million, and none as of December 28, 1997.

Additional termination benefits were provided to certain Globe mechanical union employees who retired during 1998. The offer gave rise to a special charge to earnings of $.8 million under SFAS No. 88, Employers Accounting for Settlements and Curtailments of Deferred Benefit Plans and for Termination Benefits.

A minimum liability of $7 million relating to the unfunded status of the plans was recorded in Other Liabilities -- Other and a related intangible asset of an equal amount recorded in Miscellaneous Assets in the Company's Consolidated Balance Sheets as of December 28, 1997.

The financial statement effects of the Company's Supplemental Employee Retirement Plans were included in the tables above.

The primary portion of the Company's net obligation under these plans is included in Other Liabilities -- Other on the Company's Consolidated Balance Sheets.

The amount of cost recognized for employer sponsored defined contribution pension plans for the year ended December 27, 1998, was $12 million, December 28, 1997, was $10 million and December 29, 1996, was $9 million.

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

Net periodic postretirement cost was as follows:
--------------------------------------------------------------------------------
(In thousands)                                    1998       1997         1996
--------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                   $ 4,129    $ 3,680      $ 3,682
Interest cost                                    8,822      8,581        8,250
Recognized actuarial gain                         (852)    (1,535)        (699)
Amortization of prior service cost              (2,132)    (1,659)      (1,668)
--------------------------------------------------------------------------------
Net periodic postretirement
   benefit cost                                $ 9,967    $ 9,067      $ 9,565
--------------------------------------------------------------------------------

The Company's policy is to fund the above-mentioned plans as claims and premiums are paid.

For 1998 the accumulated postretirement benefit obligation was determined using a discount rate of 6.75%, an estimated increase in compensation levels of 5.0% and a health care cost trend rate of between 8.5% and 7.5% for 1998, grading down to 5.0% in the year 2008.

For 1997 the accumulated postretirement benefit obligation was determined using a discount rate of 7.25%, an estimated increase in compensation levels of 5.5% and a health care cost trend rate of between 9.25% and 8.0% for 1997, grading down to 5.0% in the year 2008.

For 1996 the accumulated postretirement benefit obligation was determined using a discount rate of 7.75%, an estimated increase in compensation levels of 5.5% and a health care cost trend rate of between 10.0% and 8.5% for 1996, grading down to 5.0% in the year 2008.

A one-percentage point change in assumed health care cost trend rates would have the following effects in 1998:

----------------------------------------------------------------
                            One-Percentage     One-Percentage
(In thousands)              Point Increase     Point Decrease
----------------------------------------------------------------
Effect on total service
  and interest cost for
  1998                           $  2,296       $  (1,926)
Effect on accumulated
  postretirement
  benefit obligation as
  of December 27, 1998           $ 20,888       $ (17,834)
----------------------------------------------------------------

The accrued postretirement benefit liability and the change in benefit obligation at September 30 in each year were as follows:

------------------------------------------------------------------------------
(In thousands)                                 1998                     1997
------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at prior
   measurement date                      $  127,420               $  114,125
Service cost                                  4,129                    3,680
Interest cost                                 8,822                    8,580
Actuarial loss                                9,195                    4,789
Amendments                                   (6,050)                      --
Benefits paid                                (3,367)                  (3,754)
------------------------------------------------------------------------------
Benefit obligation at current
   measurement date                         140,149                  127,420
------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at
prior measurement date                           --                       --
Employer contribution                         3,367                    3,754
Benefits paid                                (3,367)                  (3,754)
------------------------------------------------------------------------------
Fair value of plan assets at
   current measurement date                      --                       --
------------------------------------------------------------------------------
Funded status                              (140,149)                (127,420)
Unrecognized actuarial gain                 (16,253)                 (26,677)
Unrecognized prior service cost             (14,577)                 (10,186)
Contribution paid after
   measurement date                             609                      878
------------------------------------------------------------------------------
Net amount recognized                    $ (170,370)              $ (163,405)
------------------------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several welfare plans, including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total contributions to these welfare funds were $27 million in 1998, $27 million in 1997, and $25 million in 1996.

The primary portion of the Company's net obligation under these plans is included in other non-current liabilities on the Company's consolidated balance sheets.

In accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees after employment but before retirement (such as workers' compensation, disability benefits and health care continuation coverage) during the employee's active years of service.

--------------------------------------------------------------------------------
13.  EXECUTIVE AND NON-EMPLOYEE DIRECTORS' INCENTIVE PLANS

Under the Company's 1991 Executive Stock Incentive Plan and 1991 Executive Cash Bonus Plan (together, the "1991 Executive Plans"), the Board of Directors may authorize incentive compensation awards and grant stock options to key employees of the Company. Awards may be granted in cash, restricted and unrestricted shares of the Company's Class A Common Stock, retirement units (stock equivalents) or such other forms as the Board of Directors deems appropriate. Under the 1991 Executive Plans, stock options of up to 40 million shares of Class A Common Stock may be granted and stock awards of up to two million shares of Class A Common Stock may be made. In adopting the 1991 Executive Plans, shares previously available for issuance of retirement units and stock options under prior plans are no longer available for future awards.

Retirement units are payable in Class A Common Stock generally over a period of 10 years following retirement.

Stock options currently outstanding were granted under the Company's 1984 Stock Option Plan and the 1991 Executive Plans.

The Plans provide for granting of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Class A Common Stock on the date of grant. These options have a term of 10 years, and become exercisable in annual periods ranging from one year to four years from the date of grant. Payment upon exercise of an option may be made in cash, with previously-acquired shares, or with shares (valued at fair market value), which would be otherwise issued on the exercise of the option or any combination thereof.

Under the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), non-qualified options with 10-year terms are granted annually to each non-employee director of the Company. The 1997 annual grant increased the number of shares of Class A Common Stock a director may purchase from the Company from 2,000 to 4,000 shares at the fair market value of such shares at the date of grant. Options for an aggregate of 500,000 shares of Class A Common Stock may be granted under the Directors' Plan.

Changes in the Company's stock options for period ended December 27, 1998, were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                       1998                                 1997                                 1996
                           -------------------------------     ---------------------------------    --------------------------------
                                             Weighted                              Weighted                            Weighted
                             Number of       Average              Number of        Average            Number of         Average
(Shares in thousands)         Options     Exercise Price           Options      Exercise Price         Options      Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding,
  beginning of year             19,585         $18                   20,738          $14                20,014            $12
Granted                          4,505          34                    4,436           32                 4,338             19
Exercised                       (3,513)         13                   (5,316)          12                (3,344)            12
Forfeited                         (260)         18                     (273)           8                  (270)            14
------------------------------------------------------------------------------------------------------------------------------------
Options outstanding,
  end of year                   20,317         $23                   19,585          $18                20,738            $14
------------------------------------------------------------------------------------------------------------------------------------
Options exercisable,
  end of year                   10,045         $16                    9,278          $13                10,558            $12
------------------------------------------------------------------------------------------------------------------------------------

The Company's stock options outstanding at December 27, 1998, were as follows:

------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                Options Outstanding                                   Options Exercisable
                           ---------------------------------------------------------      ------------------------------------------
                                          Weighted Average
                              Number          Remaining         Weighted Remaining          Number               Weighted Average
Exercise Price Ranges       of Options    Contractual Life        Exercise Price          of Options              Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$ 5-10                             260        3 years                  $ 8                       260                  $  8
$10-15                           4,736        5 years                   12                     4,736                    12
$15-20                           6,475        8 years                   17                     3,846                    17
$20-35                           8,846        9 years                   33                     1,203                    32
------------------------------------------------------------------------------------------------------------------------------------
                                20,317                                 $23                    10,045                  $ 16

------------------------------------------------------------------------------------------------------------------------------------

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to accounting for its stock option and employee stock purchase plans (see Note 14) ("Employee Stock-Based Plans"). Accordingly, no compensation cost has been recognized for the aforementioned plans.

The weighted average fair values for stock option grants were $9.35 in 1998, $9.26 in 1997 and $5.47 in 1996. The weighted average values for employer stock purchase plan ("ESPP") rights were $6.67 in 1998, $4.41 in 1997 and $2.91 in 1996. The weighted average values were estimated at the date of grant using the Black Scholes Option Valuation model and the following assumptions:

-----------------------------------------------------------------------------------------------------------------------------
                                                       Stock Options                                ESPP Rights
                                             ----------------------------------       ---------------------------------------
                                                 1998        1997        1996                1998          1997          1996
-----------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate                         4.34%       5.72%       6.14%               5.15%         5.45%         5.47%
Expected life                                 5 years     5 years     5 years           1.1 years     1.1 years     1.2 years
Expected volatility                            24.90%      22.62%      23.84%              24.90%        22.62%        21.22%
Expected dividend yield                         1.08%       1.05%       1.56%               1.39%         1.66%          2.0%
-----------------------------------------------------------------------------------------------------------------------------

Had compensation cost for the Employee Stock-Based Plans been determined over the vesting period based on the fair value at the grant date for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------------------------------
                                                    1998                              1997                          1996
                                        -----------------------------    -----------------------------   --------------------------
(In thousands, except per share data)    As reported      Pro forma        As reported     Pro forma      As reported     Pro forma
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                 $ 278,914      $ 257,803          $ 262,301     $ 249,582         $ 84,534      $ 76,889
Basic earnings per share                   $    1.48      $    1.37          $    1.36     $    1.29         $    .43      $    .40
Diluted earnings per share                 $    1.45      $    1.34          $    1.33     $    1.27         $    .43      $    .39
-----------------------------------------------------------------------------------------------------------------------------------

The pro forma effect for 1998, 1997 and 1996 on the amounts presented above is not representative of the pro forma effect in future years because it does not take into account pro forma compensation expense related to grants made prior to 1995.

--------------------------------------------------------------------------------
14.  CAPITAL STOCK

The 5 1/2% cumulative prior preference stock was redeemable at the option of the Company on 30-days notice at par plus accrued dividends and was entitled to an annual dividend of $5.50 payable quarterly. The Company redeemed all outstanding shares of its 5 1/2% cumulative prior preference stock at October 1, 1997, at par value at a cost of $2 million.

The serial preferred stock was subordinate to the 5 1/2% cumulative prior preference stock. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

The Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A shares. As provided for in the Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the directors of the Board, and the Class A and

Class B Common Stock have the right to vote together on reservation of Company stock for stock options and other stock-related plans, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

At the April 1996 annual meeting of the Company's Class A and B Common Shareholders, an amendment to the 1991 Executive Stock Incentive Plan was approved to reserve an additional 20 million shares of Class A Common Stock for issuance thereunder pursuant to the exercise of stock options.

The Company spent $454 million in 1998 and $146 million in 1997 to repurchase shares of Class A Common Stock. The Company repurchased 15 million shares in 1998 at an average cost of $31 per share and 3 million shares in 1997 at an average cost of $25 per share. During the period from December 28, 1998, through January 27, 1999, the Company spent $47 million to repurchase 1.4 million shares of Class A Common Stock at an average price of $34 per share. As of January 27, 1999, the remaining amount of repurchase authorizations from the Company's Board of Directors is $300 million. Under the authorizations, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. Stock repurchases under this program exclude shares reacquired in connection with taxes due from optionees on certain exercises under the Company's stock option plans at a cost of $27 million in 1998.

Had the 1998 stock repurchases occurred as of January 1, 1998, the impact on earnings per share would have been reduced by $.04 per share. For 1997 and 1996 the impact on earnings per share would have been immaterial.

In June 1998 the Company retired from treasury 17 million Class A shares and 140,000 Class B shares. As a result of this retirement, treasury stock and Additional Paid-In Capital were both reduced by $539 million. In December 1998 the Company retired from treasury an additional 10 million Class A shares. This retirement resulted in a reduction of $322 million in treasury stock, $296 million in Additional Paid-In Capital and $26 million in Retained Earnings.

In addition to the Company's stock repurchase program, the Company sells equity options in private placements that entitle the holder, upon exercise, to sell shares of Class A Common Stock to the Company at a specified price. In 1997 put options for 400,000 shares were issued for $.3 million in premiums, which were accounted for as a part of Additional Paid-In Capital. In 1998 no put options were issued. All put options have expired.

Shares of Class A Common Stock reserved for issuance were as follows:

----------------------------------------------------------------
                                   December 27,    December 28,
(Shares in thousands)                     1998            1997
----------------------------------------------------------------
Stock Options
   Outstanding                          20,317          19,585
   Available                            11,256          15,383
----------------------------------------------------------------
Employee Stock Purchase Plan
   Available                             4,444           5,872
----------------------------------------------------------------
Voluntary Conversion of
   Class B Common Stock
   Available                             1,129           1,129
----------------------------------------------------------------
Retirement Units
   Outstanding                             157             318
   Available                             1,933           1,933
----------------------------------------------------------------
Total
   Outstanding                          20,474          19,903
   Available                            18,754          24,309
----------------------------------------------------------------

Under the 1999 Offering of the ESPP, eligible employees may purchase Class A Common Stock through payroll deductions during the 1999 plan year at the lower of $21.70 per share (85% of the average market price on October 1, 1998) or 85% of the average market price on November 29, 1999. Between 35 to 46% of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company issued 1.4 million shares in 1998, 1.6 million shares in 1997 and
1.9 million shares in 1996.

--------------------------------------------------------------------------------
15.  COMMITMENTS AND CONTINGENT LIABILITIES

Operating Leases

Such lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating expenses.

Rental expense amounted to $29 million in 1998, $30 million in 1997 and $30 million in 1996. The approximate minimum rental commitments under noncancelable leases at December 27, 1998, were as follows: 1999, $7 million; 2000, $6 million; 2001, $4 million; 2002, $3 million; 2003, $3 million and $8 million thereafter.

Capital Leases

In 1994 the Company recorded a $5 million capital lease for 31 acres of City-owned land in College Point, New York City, on which the Company has completed building a printing and distribution facility. The Company has the option to purchase the property at any time prior to the end of the lease in 2019. Under the terms of the lease agreement with the City of New York, the Company receives various tax and energy cost reductions.

The Company also has a long-term lease for a building and site in Edison, NJ. The lease provides the Company with certain early cancellation rights, as well as renewal and purchase options. For financial reporting purposes, the Edison lease has been classified as a capital lease; accordingly, an asset of $57 million (included in buildings, building equipment and improvements) was recorded at December 28, 1997. In May 1998 the Company renegotiated its lease for this property to extend its commitment for an additional 10 years through 2018. Accordingly, the Company increased its capitalized asset and corresponding liability to $78 million.

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments at December 27, 1998, are as follows:

------------------------------------------------------------
(In thousands)                                      Amount
------------------------------------------------------------
1999                                            $    7,781
2000                                                 7,474
2001                                                 7,281
2002                                                 7,057
2003                                                 6,956
Later years                                        140,650
------------------------------------------------------------
Total minimum lease payments                       177,199
Less imputed interest                              (91,209)
------------------------------------------------------------
Present value of net minimum lease
  payments including current maturities          $  85,990
------------------------------------------------------------

Other

There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made.

It is the opinion of management after reviewing these actions with legal counsel to the Company that the ultimate liability that might result from these actions would not have a material adverse effect on the consolidated financial statements.

--------------------------------------------------------------------------------
16.  RECLASSIFICATIONS

For comparability, certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

--------------------------------------------------------------------------------
17.  SEGMENT INFORMATION

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Newspaper, Broadcast and Magazine Groups. The Newspaper Group is comprised of the following operating segments, each of which has its own management: The New York Times, The Boston Globe, and 21 regional newspapers. The economic characteristics, products, services, production process, customer type and distribution methods for the operating segments of the Newspaper Group are substantially similar and have therefore been aggregated as a reportable segment.

The Broadcast and Magazine Groups are managed separately and have different economic characteristics from those of the Newspaper Group, and are therefore shown as separate reportable segments.

Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

The following are the Company's reportable operating segments:

Newspaper Group

The New York Times, The Boston Globe, 21 regional newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of The New York Times databases/microfilm and New Ventures. New Ventures include, among other things, projects developed in electronic media.

Broadcast Group

Eight network-affiliated television stations and two radio stations.

Magazine Group

Three golf publications, related activities in the golf industry and New Ventures, such as on-line magazine services.

The Company's Statements of Income on a segment basis were as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                           Years Ended
                                                                    -----------------------------------------------------------
                                                                       December 27,        December 28,           December 29,
(In thousands)                                                                1998                1997                   1996
-------------------------------------------------------------------------------------------------------------------------------
REVENUES
Newspapers                                                              $2,664,396          $2,557,080             $2,348,592
Broadcast                                                                  151,175             144,506                118,608
Magazines                                                                  121,134             164,832                161,071
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                   $2,936,705          $2,866,418             $2,628,271
-------------------------------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Newspapers                                                              $  477,782          $  434,057             $  179,611
Broadcast                                                                   45,120              39,368                 30,596
Magazines                                                                   22,110              28,332                 24,778
Unallocated corporate expenses                                             (29,792)            (46,655)               (61,705)
-------------------------------------------------------------------------------------------------------------------------------
Total                                                                      515,220             455,102                173,280
-------------------------------------------------------------------------------------------------------------------------------
Income from Joint Ventures                                                  21,014              13,990                 18,223
Interest expense, net                                                       43,333              42,115                 26,430
Net gain on dispositions of assets                                          12,619              10,388                 32,836
-------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item                          505,520             437,365                197,909
Income taxes                                                               218,890             175,064                113,375
-------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                           286,630             262,301                 84,534
Extraordinary item, net of tax - debt extinguishment                         7,716                  --                     --
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              $  278,914          $  262,301             $   84,534
-------------------------------------------------------------------------------------------------------------------------------

Newspaper Group operating profit includes Buyouts of $3 million for 1998, $8 million for 1997 and $31.9 million for 1996.

The 1998 Broadcast Group operating profit includes a charge of $2 million for Buyouts; 1996 includes a charge of $300,000 for Buyouts in this group. The 1998 Magazine Group operating profit includes a charge of $3 million for Buyouts.

The 1996 operating profit includes the noncash SFAS 121 charge for the Newspaper Group of $126 million and for the Magazine Group of $1 million (see Note 4).

Broadcast Group amounts for 1996 were affected by the acquisitions of new television stations (see Note 2).

Magazine Group amounts include the amortization of the income relating to a $40 million non-compete agreement associated with the disposition of the Women's Magazines Division. The benefit under this agreement, amounting to $40 million, was recognized on a straight-line basis over four years ending in July 1998. Amortization of this income was $6 million in 1998, $10 million in 1997 and $10 million in 1996.

The Magazine Group amounts for 1998 were affected by the sale of the assets of the tennis, sailing and ski magazines (see Note 2).

Unallocated corporate expenses include Buyouts of $1 million for 1997 and $12 million for 1996. Unallocated corporate expenses for 1997 also include a $10 million noncash charge related to the adoption of EITF 97-13 (see Note 3).

Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

--------------------------------------------------------------------------------
                                                                   % Change
                                                              ------------------
(In millions)                    1998       1997       1996     98-97     97-96
--------------------------------------------------------------------------------
The New York Times
   Advertising                 $1,059     $  989     $  881      7.0%     12.3%
   Circulation                    442        428        418      3.3%      2.4%
   Other                          141        142        113     (0.7%)    25.7%
--------------------------------------------------------------------------------
   Total                       $1,642     $1,559     $1,412      5.3%     10.4%
--------------------------------------------------------------------------------
The Boston Globe
   Advertising                 $  449     $  441     $  402      1.8%      9.7%
   Circulation                    133        134        132     (0.7%)     1.5%
   Other                            8          8          5      N/A       N/A
--------------------------------------------------------------------------------
   Total                       $  590     $  583     $  539      1.2%      8.2%
--------------------------------------------------------------------------------
Regional Newspapers
   Advertising                 $  342     $  323     $  308      5.9%      4.9%
   Circulation                     77         78         76     (1.3%)     2.6%
   Other                           14         14         13      N/A       7.7%
--------------------------------------------------------------------------------
   Total                       $  433     $  415     $  397      4.3%      4.5%
--------------------------------------------------------------------------------
Total Newspaper
Group
   Advertising                 $1,850     $1,753     $1,591      5.5%     10.2%
   Circulation                    652        640        626      1.9%      2.2%
   Other                          163        164        131     (0.6%)    25.2%
--------------------------------------------------------------------------------
   Total                       $2,665     $2,557     $2,348      4.2%      8.9%
--------------------------------------------------------------------------------

The Company's segment depreciation and amortization, capital expenditures and identifiable assets reconciled to consolidated amounts were as follows:

--------------------------------------------------------------------------------
                                                  Years Ended
                                   ---------------------------------------------
                                   December 27,    December 28,    December 29,
(In thousands)                            1998            1997            1996
--------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
Newspapers                         $   166,485     $   160,192     $   138,630
Broadcast                               17,662          17,919          14,161
Magazines                               (4,361)         (7,330)         (7,320)
Corporate                                8,099           2,764           2,054
Investment in Joint Ventures               352             352             352
--------------------------------------------------------------------------------
Total                              $   188,237     $   173,897     $   147,877
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES*
Newspapers                         $    54,178     $   117,346     $   179,762
Broadcast                                4,331           7,225           4,438
Magazines                                  631           3,205           2,554
Corporate                               22,438          32,392          20,080
--------------------------------------------------------------------------------
Total                              $    81,578     $   160,168     $   206,834
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Newspapers                         $ 2,669,290     $ 2,711,180     $ 2,733,243
Broadcast                              387,764         409,742         406,053
Magazines                               62,147          56,236          92,632
Corporate                              223,635         312,971         170,688
Investment in Joint Ventures           122,273         133,054         137,255
--------------------------------------------------------------------------------
Total                              $ 3,465,109     $ 3,623,183     $ 3,539,871
--------------------------------------------------------------------------------

* Capital expenditures exclude additions to capitalized leases for the Edison Facility in 1998 (see Note 15 of the Notes to the Consolidated Financial Statements).

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
AND STOCKHOLDERS OF
THE NEW YORK TIMES COMPANY

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 27, 1998 and December 28, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 27, 1998. Our audits also include the financial statement schedule listed in the Index at Item 14a. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

New York, New York
January 27, 1999

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

The number of security holders of record as of January 27, 1999, was as follows:
Class A Common Stock: 11,597; Class B Common Stock: 38.

The market price range of Class A Common Stock was as follows:

--------------------------------------------------------------------------
Quarter Ended                  1998                          1997
--------------------------------------------------------------------------
                          High           Low         High            Low
March                   $34.13         31.13       $23.94          $18.19
June                     38.72         33.25        25.88           20.00
September                40.69         26.25        27.66           22.78
December                 35.81         20.50        33.25           25.00
Year                     40.69         20.50        33.25           18.19
--------------------------------------------------------------------------

                        QUARTERLY INFORMATION (UNAUDITED)

                               First Quarter    Second Quarter    Third Quarter    Fourth Quarter          Year
                             -----------------------------------------------------------------------------------------
(In millions, except per
share data)                     1998    1997     1998     1997     1998    1997     1998     1997      1998       1997
----------------------------------------------------------------------------------------------------------------------
Revenues                       $ 723    $692    $ 749     $722    $ 683    $683    $ 782    $ 769    $2,937     $2,866
----------------------------------------------------------------------------------------------------------------------
Costs and expenses
  Production costs
    Raw materials                 88      75       89       78       83      78       94       92       354        323
    Wages and benefits           154     158      147      149      140     146      158      152       599        605
    Other                        122     113      122      118      135     126      130      127       509        484
----------------------------------------------------------------------------------------------------------------------
    Total production costs       364     346      358      345      358     350      382      371     1,462      1,412
  Selling, general and
    administrative expenses      243     245      246      250      224     242      247      262       960        999
----------------------------------------------------------------------------------------------------------------------
Operating profit                 116     101      145      127      101      91      153      136       515        455
Income from Joint Ventures         5       1        4        3        5       3        7        7        21         14
Interest expense, net             10       8       10       11       10      12       13       11        43         42
Net gain on dispositions
of assets                          5      --        8       --       --      --       --       10        13         10
----------------------------------------------------------------------------------------------------------------------
Earnings before taxes and
  extraordinary item             116      94      147      119       96      82      147      142       506        437
Income taxes                      51      42       64       34       41      36       63       63       219        175
----------------------------------------------------------------------------------------------------------------------
Earning before
  extraordinary item              65      52       83       85       55      46       84       79       287        262
Extraordinary item, net of
  tax(1)                          --      --       (8)      --       --      --       --       --        (8)        --
----------------------------------------------------------------------------------------------------------------------
Net income (loss)              $  65    $ 52    $  75     $ 85    $  55    $ 46    $  84    $  79    $  279     $  262
----------------------------------------------------------------------------------------------------------------------
Average number of common
  shares outstanding(2)
    Basic                        193     196      192      192      189     192      182      192       189        193
    Diluted                      197     199      196      196      192     196      186      197       193        197
----------------------------------------------------------------------------------------------------------------------
Basic earnings per share(2)
  Earnings before
    extraordinary item         $ .34    $.26    $ .43     $.44    $ .29    $.24    $ .46    $ .41    $ 1.52     $ 1.36
  Extraordinary item, net
    of tax(1)                     --      --     (.04)      --       --      --       --       --      (.04)        --
----------------------------------------------------------------------------------------------------------------------
  Net income                   $ .34    $.26    $ .39     $.44    $ .29    $.24    $ .46    $ .41    $ 1.48     $ 1.36
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per
  share(2)
  Earnings per share before
    extraordinary item         $ .33    $.26    $ .42     $.43    $ .29    $.24    $ .45    $ .40    $ 1.49     $ 1.33
  Extraordinary item, net
    of tax(1)                     --      --     (.04)      --       --      --       --       --      (.04)        --
----------------------------------------------------------------------------------------------------------------------
  Net income                   $ .33    $.26    $ .38     $.43    $ .29    $.24    $ .45    $ .40    $ 1.45     $ 1.33
----------------------------------------------------------------------------------------------------------------------
Dividends per share(2)         $.085    $.08    $.095     $.08    $.095    $.08    $.095    $.085    $  .37     $  .32
----------------------------------------------------------------------------------------------------------------------

All earnings per share amounts for special items below are the same basic and diluted earnings per share unless otherwise noted.

(1)   See Note 8 of the Notes to the Consolidated Financial Statements.

(2) All share and per-share information is presented on a post two-for-one split basis. The split was effective on June 17, 1998.

The 1998 and 1997 quarters do not equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table on the proceeding page.

The Company's largest source of revenue is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first- and third-quarters. Advertising volume tends to be less in these quarters primarily because economic activity is lower in the post holiday season and summer periods. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

First-quarter 1998 results include a $5 million pre-tax gain ($.01 per share) from the sale of equipment.

Second-quarter 1998 results include an $8 million after-tax extraordinary item in connection with a debt extinguishment (see Note 8). In addition, 1998 results include an $8 million pre-tax gain on the sale of assets of the Company's tennis, sailing and ski magazines.

Fourth-quarter 1998 results include a $5 million pre-tax charge ($.02 per share) for Buyouts.

First-quarter 1997 results included a $2.5 million pre-tax charge ($.01 earnings per share) for Buyouts.

Second-quarter 1997 results included an $18 million favorable adjustment ($.09 earning per share) resulting from the completion of the Company's federal income tax audits for periods through 1992.

Fourth-quarter 1997 results included a $10 million aggregate pre-tax gain ($.03 per share) resulting from the sale of the assets of the tennis, sailing and ski businesses and certain small properties, net of the exit costs associated with the shutdown of a golf-related business. Fourth-quarter 1997 results also included a $10 million pre-tax noncash charge ($.03 per share) relating to EITF 97-13 and a $6 million pre-tax charge ($.03 earning per share) for Buyouts.

                      TEN-YEAR SUPPLEMENTAL FINANCIAL DATA

                                                                         Years Ended December
                                          -----------------------------------------------------------------------------------------
(In millions, except per share data)       1998      1997     1996     1995     1994     1993      1992      1991      1990    1989
-----------------------------------------------------------------------------------------------------------------------------------
Revenues and Income
Revenues                                 $2,937    $2,866   $2,628   $2,428   $2,397   $2,057    $1,810    $1,737    $1,808  $1,797
-----------------------------------------------------------------------------------------------------------------------------------
Operating Profit                            515       455      173      233      211      126        88        93       129     168
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from  Joint Ventures           21        14       18       15        5      (53)       (9)       (9)        8     (11)
-----------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from continuing
   operations                               287       262       85      136      213        6       (11)       47        65      68
Discontinued operations                      --        --       --       --       --       --        --        --        --     199
Extraordinary item (1)                       (8)       --       --       --       --       --        --        --        --      --
Net cumulative effect of
   accounting changes                        --        --       --       --       --       --       (34)       --        --      --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                        $  279    $  262   $   85   $  136   $  213   $    6    $  (45)   $   47    $   65  $  267
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet
Total assets                             $3,465    $3,623   $3,540   $3,390   $3,138   $3,215    $1,995    $2,128    $2,150  $2,188
Long-term debt
   and capital lease obligations            598       535      637      638      523      460       207       213       319     337
Common stockholders' equity               1,531     1,729    1,623    1,610    1,544    1,599     1,000     1,073     1,056   1,064
-----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share(2)
    Continuing operations                $ 1.52      1.36      .43      .70     1.02      .04      (.07)      .30       .42     .44
    Discontinued operations                  --        --       --       --       --       --        --        --        --    1.26
    Extraordinary item (1)                 (.04)       --       --       --       --       --        --        --        --      --
    Net cumulative effect of accounting
     changes                                 --        --       --       --       --       --      (.22)       --        --      --
-----------------------------------------------------------------------------------------------------------------------------------
    Net income                           $ 1.48    $ 1.36   $  .43   $  .70   $ 1.02   $  .04    $ (.29)   $  .30    $  .42  $ 1.70
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share (2)
    Continuing operations                $ 1.49    $ 1.33   $  .43   $  .70   $ 1.02   $  .04    $ (.06)   $  .30    $  .42  $  .43
    Discontinued operations                  --        --       --       --       --       --        --        --        --    1.26
    Extraordinary item (1)                 (.04)       --       --       --       --       --        --        --        --      --
    Net cumulative effect of accounting
     Changes                                 --        --       --       --       --       --      (.22)       --        --      --
-----------------------------------------------------------------------------------------------------------------------------------
    Net income                           $ 1.45    $ 1.33   $  .43   $  .70   $ 1.02   $  .04    $ (.28)   $  .30    $  .42  $ 1.69
-----------------------------------------------------------------------------------------------------------------------------------
Dividends                                $  .37    $  .32   $  .29   $  .28   $  .28   $  .28    $  .28    $  .28    $  .27  $  .25
Common stockholders' equity              $ 8.11    $ 8.96   $ 8.34   $ 8.31   $ 7.42   $ 9.46    $ 6.36    $ 6.92    $ 6.90  $ 6.82
-----------------------------------------------------------------------------------------------------------------------------------
Shares Outstanding(2)
Class A and Class B Common                  182       193      195      195      196      214       159       157       154     156
-----------------------------------------------------------------------------------------------------------------------------------
Market Price (end of year)(2)            $35.31    $32.03   $19.25   $14.81   $11.06   $13.13    $13.19    $11.81    $10.31  $13.19
-----------------------------------------------------------------------------------------------------------------------------------

All references to earnings per share are the same for basic and diluted unless noted otherwise.

(1)   See Note 8 of the Notes to the Consolidated Financial Statements.

(2) All share and per-share information is presented on a post-two-for-one split basis. The split was effective on June 17, 1998.

All earnings per share amounts for special items below are the same for basic and diluted earnings per share unless otherwise noted.

1998

Results included: a $5 million pre-tax gain ($.01 earnings per share) from the sale of equipment; a $8 million extraordinary charge ($.04 per share) in connection with the Company's repurchase of $78 million of its $150 million, 8.25% notes due in 2025; an $8 million pre-tax gain ($.02 earnings per share) from the satisfaction of a post-closing requirement related to the 1997 sale of assets of the Company's tennis, sailing and ski magazines; $5 million pre-tax charge ($.02 per share) for Buyouts.

1997

Results included: a $10 million pre-tax gain ($.03 per share) resulting from the sale of the Company's assets of its tennis, sailing and ski magazines and certain small properties, net of the exit costs associated with the shutdown of a golf-related business; a $10 million pre-tax noncash accounting charge ($.03 per share) related to EITF 97-13; an $9 million pre-tax charge ($.02 per share) for Buyouts; an $18 million ($.09 per share) favorable tax adjustment.

1996

Results included: a $127 million pre-tax noncash accounting charge ($.49 basic earnings per share, $.48 diluted earnings per share) related to SFAS 121; $44 million pre-tax charge ($.13 basic per share, $.12 diluted earnings per share) for Buyouts; a $25 million pre-tax gain ($.07 per share) resulting from the realization of a gain contingency from the disposition of a paper mill in a prior year; $8 million pre-tax gain ($.02 per share) on the sale of an office building.

1995

Results included: a net pre-tax gain of $11 million ($.03 per share) from the sales of several small newspapers; a $10 million pre-tax charge ($.03 per share) for Buyouts.

1994

Results included: a net pre-tax gain of $201 million ($.50 basic earnings per share, $.49 diluted earnings per share) from the sales of the Women's Magazines Division and U.K. golf publications, and the disposition of a minority interest in a newsprint mill.

1993

Results included: a pre-tax $4 million charge ($.01 per share) for rate adjustments due to a severe snowstorm; a $4 million ($.02 per share) of additional tax expense for remeasurement of deferred tax balances due to the enactment of the Revenue Reconciliation Act of 1993; $1 million ($.01 per share) of additional tax expense due to the Revenue Reconciliation Act of 1993 which increased the federal corporate income tax rate; a $3 million pre-tax gain ($.01 per share) from the sale of assets; a $35 million of pre-tax charges ($.12 per share) for Buyouts; a pre-tax noncash charge of $47 million ($.28 per share) to write down a joint venture investment.

1992

Results included: a $54 million pre-tax loss ($.24 per share) on the closing of The Gwinnett Daily News (GA); a $3 million pre-tax gain ($.01 per share) from the sale of assets; a $28 million pre-tax charge ($.10 per share) for Buyouts; a $21 million pre-tax charge ($.08 per share) for labor disruptions, training and start-up costs at Edison. Net cumulative effect of accounting changes ($.22 per share) includes the change in methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits.

1991

Results included: a $20 million pre-tax charge ($.08 per share) for Buyouts at the Times; the reversal of a provision for income taxes of $10 million ($.06 per share) for a favorable tax settlement.

1989

Results included: an after-tax gain of $193 million ($1.26 per share) from the sale of the Company's cable television operation; a $30 million ($.11 per share) before tax charge for costs related to anticipated voluntary union staff reductions at The New York Times newspaper; a pre-tax charge of $27 million ($.17 per share) for a valuation reserve against the Company's investment in a paper mill (since sold).

                           THE NEW YORK TIMES COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 27, 1998

(In thousands)
------------------------------------------------------------------------------------------------------------------
                       Column A                           Column B       Column C        Column D       Column E
------------------------------------------------------------------------------------------------------------------
                                                                            Additions    Deductions for
                                                                           charged to     purposes for
                                                            Balance at      costs and         which      Balance
                                                             beginning     expenses or      accounts     at end of
                       Description                           of period      revenues       were set up    period
------------------------------------------------------------------------------------------------------------------
Year Ended December 27, 1998
  Deducted from assets to which they apply
    Uncollectible accounts                                    $20,889         $36,221      $28,964        $28,146
   Returns and allowances, etc                                  4,998           6,242        5,022          6,218
------------------------------------------------------------------------------------------------------------------
       Total                                                  $25,887         $42,463      $33,986        $34,364
------------------------------------------------------------------------------------------------------------------

Year Ended December 28, 1997
  Deducted from assets to which they apply
    Uncollectible accounts                                    $24,359         $22,423      $25,893        $20,889
   Returns and allowances, etc                                  6,953           8,997       10,952          4,998
------------------------------------------------------------------------------------------------------------------
       Total                                                  $31,312         $31,420      $36,845        $25,887
------------------------------------------------------------------------------------------------------------------

Year Ended December 29, 1996
  Deducted from assets to which they apply
    Uncollectible accounts                                    $18,942         $23,526      $18,109        $24,359
   Returns and allowances, etc                                  6,923          10,324       10,294          6,953
------------------------------------------------------------------------------------------------------------------
       Total                                                  $25,865         $33,850      $28,403        $31,312
------------------------------------------------------------------------------------------------------------------

                                 EXHIBIT INDEX

(2.1) Agreement and Plan of Merger, dated as of June 11, 1993, as amended by the First Amendment dated as of August 12, 1993, by and among the Company, Sphere, Inc. and Affiliated Publications, Inc. ("API") (filed as Exhibit 2 to the Form S-4 Registration Statement, Registration No. 33-50043, on August 23, 1993, and included as Annex I to the Joint Proxy Statement/Prospectus included in such Registration Statement (schedules omitted--the Company agrees to furnish a copy of any schedule to the Securities and Exchange Commission upon request), and incorporated by reference herein).

(3.1) Certificate of Incorporation as amended and restated to reflect amendments effective June 19, 1998 (filed as an Exhibit to the Company's Form 10-Q dated August 11, 1998, and incorporated by reference herein).

(3.2) By-laws as amended through May 21, 1998 (filed as an Exhibit to the Company's Form 10-Q dated August 11, 1998, and incorporated by reference herein).

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

(10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through April 16, 1998 (filed as an Exhibit to the Company's Form 10-Q dated May 7, 1998, and incorporated by reference herein).

(10.3) The Company's 1991 Executive Cash Bonus Plan, as amended through April 16, 1998 (filed as an Exhibit to the Company's 10-Q dated May 7, 1998, and incorporated by reference herein).

(10.4) The Company's Non-Employee Directors' Stock Option Plan, as amended through February 19, 1998 (filed as an Exhibit to the Company's Form 10-Q dated May 7, 1998, and incorporated by reference herein).

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

(10.7) Lease (short form) between the Company and Z Edison Limited Partnership, dated April 8, 1987 (filed as an Exhibit to the Company's Form 10-K dated March 27, 1988, and incorporated by reference herein).

(10.7.1) Amendment to Lease between the Company and Z Edison Limited
         Partnership, dated May 14, 1997 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).

(10.7.2) Second Amendment to Lease between the Company and Z Edison Limited
         Partnership, dated June 30, 1998 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).

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

(10.16) Globe Newspaper Company, Inc. Supplemental Executive Retirement Plan, as amended effective December 16, 1998.

(10.17) API's 1990 Stock Option Plan (Restated 1991) (filed as Exhibit 1 to API's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1991 (Commission File No. 1-10251), and incorporated by reference herein).

(10.18) The Company's Deferred Executive Compensation Plan, as amended effective December 28, 1998, and January 1, 1999.

(10.19) The New York Times Designated Employees Deferred Earnings Plan, as amended effective December 28, 1998, and January 1, 1999.

(10.20) The Company's Non-Employee Directors Deferral Plan (filed as an Exhibit to the Company's Form 10-Q dated November 12, 1997, and incorporated by reference herein).

(10.21) Distribution Agreement, dated as of September 24, 1998, by and among the Company, Morgan Stanley & Co., Incorporated, Chase Securities Inc. and Salomon Smith Barney Inc. (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.22) Exchange Rate Agency Agreement, dated as of September 24, 1998, by and between the Company and Morgan Stanley Dean Witter (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.23) Calculation Agent Agreement, dated as of September 24, 1998, by and between the Company and The Chase Manhattan Bank (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(12)     Ratio of Earnings to Fixed Charges.

(21)     Subsidiaries of the Company.

(23)     Consent of Deloitte & Touche LLP.

(27)     Financial Data Schedules.