Form 10-Q
period 1999-03-28
NEW YORK TIMES CO
filed 1999-05-12
CIK 71691

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                   March 28, 1999

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

                     229 WEST 43D STREET, NEW YORK, NEW YORK
                    ----------------------------------------
                    (Address of principal executive offices)

                                      10036
                                   ----------
                                   (Zip Code)

Registrant's telephone number, including area code    212-556-1234

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Number of shares of each class of the registrant's common stock outstanding as of May 7, 1999 (exclusive of treasury shares):

        Class A Common Stock 175,651,480 shares
        Class B Common Stock     849,602 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)


                                                         For the Quarter Ended
                                                       -------------------------
                                                         March 28,    March 29,
                                                              1999         1998
                                                       -------------------------
                                                              (13 Weeks)
Revenues
   Advertising .......................................   $522,801     $507,478
   Circulation .......................................    172,557      169,522
   Other .............................................     43,701       45,563
                                                         --------     --------
     Total ...........................................    739,059      722,563
                                                         --------     --------

Production Costs
   Raw materials .....................................     87,320       87,778
   Wages and benefits ................................    142,072      141,233
   Other .............................................    100,404      100,971
                                                         --------     --------
     Total ...........................................    329,796      329,982

Selling, General and Administrative Expenses .........    294,022      276,211
                                                         --------     --------

     Total ...........................................    623,818      606,193
                                                         --------     --------

Operating Profit .....................................    115,241      116,370

Income from Joint Ventures ...........................      4,203        4,371

Interest expense - net ...............................     11,896       10,143

Gain on Disposition of Asset .........................         --        4,619
                                                         --------     --------

Income before income taxes ...........................    107,548      115,217

Income Taxes .........................................     46,138       50,580
                                                         --------     --------

Net Income ...........................................   $ 61,410     $ 64,637
                                                         ========     ========

Average Number of Common Shares Outstanding
  Basic ..............................................    179,686      192,591
  Diluted ............................................    183,118      197,153

Per Share of Common Stock
  Basic earnings .....................................   $    .34     $    .34
  Diluted earnings ...................................   $    .34     $    .33
  Dividends ..........................................   $   .095     $   .085

           See Notes to Consolidated Condensed Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                        March 28,  December 27,
                                                             1999          1998
                                                      --------------------------
ASSETS                                                (Unaudited)

Current Assets

   Cash and short-term investments .................   $   39,810    $   35,991

   Accounts receivable-net .........................      321,423       331,933

   Inventories
     Newsprint and magazine paper ..................       31,061        27,705
     Work-in-process and other .....................        5,764         4,582
                                                       ----------    ----------

        Total inventories ..........................       36,825        32,287

   Deferred income taxes ...........................       40,612        40,612

   Other current assets ............................       78,518        76,153
                                                       ----------    ----------

        Total current assets .......................      517,188       516,976
                                                       ----------    ----------

Other Assets

   Investment in joint ventures ....................      126,110       122,273

   Property, plant and equipment (less
     accumulated depreciation of $929,658 in
     1999 and $897,304 in 1998) ....................    1,305,864     1,326,196

   Intangible assets acquired
     Cost in excess of net assets acquired (less
     accumulated amortization of $248,138
     in 1999 and $240,676 in 1998) .................      955,883       963,347

     Other intangible assets acquired (less
     accumulated amortization of $69,958
     in 1999 and $64,746 in 1998) ..................      359,030       364,226

   Miscellaneous assets ............................      200,044       172,091
                                                       ----------    ----------

TOTAL ASSETS .......................................   $3,464,119    $3,465,109
                                                       ==========    ==========

           See Notes to Consolidated Condensed Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)


                                                        March 28,  December 27,
                                                             1999          1998
                                                      --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                  (Unaudited)

Current Liabilities

   Commercial paper outstanding ..................   $   186,450    $   124,100
   Accounts payable ..............................       169,459        163,783
   Accrued payroll and other related liabilities .        74,898         87,265
   Accrued expenses ..............................       192,058        166,761
   Unexpired subscriptions .......................        85,818         81,080
   Current portion of long-term debt and
     capital lease obligations ...................         1,788          1,867
                                                     -----------    -----------

     Total current liabilities ...................       710,471        624,856
                                                     -----------    -----------

Other Liabilities

   Long-term debt ................................       513,858        513,695
   Capital lease obligations .....................        83,682         84,123
   Deferred income taxes .........................       165,338        165,268
   Other .........................................       566,785        545,697
                                                     -----------    -----------

     Total other liabilities .....................     1,329,663      1,308,783
                                                     -----------    -----------

     Total liabilities ...........................     2,040,134      1,933,639
                                                     -----------    -----------

Stockholders' Equity

   Capital stock .................................        18,760         18,661
   Additional paid-in capital ....................        14,533             --
   Accumulated other comprehensive loss-
     foreign currency translation adjustments ....        (2,256)        (2,609)
   Retained earnings .............................     1,721,815      1,677,469
   Common stock held in treasury, at cost ........      (328,867)      (162,051)
                                                     -----------    -----------

     Total stockholders' equity ..................     1,423,985      1,531,470
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......   $ 3,464,119    $ 3,465,109
                                                     ===========    ===========

           See Notes to Consolidated Condensed Financial Statements.

                           THE NEW YORK TIMES COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                         For the Quarter Ended
                                                       -------------------------
                                                        March 28,     March 29,
                                                             1999          1998
                                                       -------------------------
                                                              (13 Weeks)
OPERATING ACTIVITIES

Net cash provided by operating activities ........      $ 120,959     $  67,348
                                                        ---------     ---------

INVESTING ACTIVITIES

Additions to property, plant and equipment .......        (13,583)      (20,481)
Net proceeds from disposition ....................             --         9,934
Other-net ........................................         (1,599)        1,576
                                                        ---------     ---------

Net cash used in investing activities ............        (15,182)       (8,971)
                                                        ---------     ---------

FINANCING ACTIVITIES

Commercial paper borrowings ......................         62,350            --
Long-term debt reduction .........................           (521)       (1,002)
Capital Shares
   Issuance ......................................          4,544         2,302
   Repurchase ....................................       (151,267)      (84,380)
Dividends paid to stockholders ...................        (17,064)      (16,368)
                                                        ---------     ---------

Net cash used in financing activities ............       (101,958)      (99,448)
                                                        ---------     ---------

Increase/(decrease) in cash and short-term
   investments ...................................          3,819       (41,071)

Cash and short-term investments at the
   beginning of the year .........................         35,991       106,820
                                                        ---------     ---------
Cash and short-term investments at the
   end of the quarter ............................      $  39,810     $  65,749
                                                        =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION

NONCASH FINANCING TRANSACTIONS

1. Repurchases of common stock in connection with noncash exercises under the Company's stock option plans increased treasury stock by $10.0 million in 1999 and $19.1 million in 1998. Additional paid-in capital was increased by a corresponding amount. The cost of shares reacquired in connection with taxes due from optionees on noncash exercises under the Company's stock option plans are included in repurchases in the consolidated condensed statements of cash flows above and amounted to $5.7 million in the 1999 first quarter and $11.4 million in the 1998 first quarter.

2. In February 1999 the Company purchased a minority interest in TheStreet.com for $15.0 million, of which $3.0 million was in cash and $12.0 million represents an irrevocable credit for services to be used by TheStreet.com through February 2003. Investment and deferred revenue accounts were increased by $12.0 million accordingly.

OTHER

      Amounts in these statements of cash flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

           See Notes to Consolidated Condensed Financial Statements.

                           THE NEW YORK TIMES COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1. General

      The accompanying Notes to Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 27, 1998, for The New York Times Company (the "Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim period ended, have been included. Due to the seasonal nature of the Company's business, results for the interim periods are not necessarily indicative of a full year's operations.

     Certain reclassifications have been made to the 1998 Consolidated Condensed Financial Statements to conform to classifications used for the three months ended at March 28, 1999.

2. Income Taxes

      Reconciliations between the effective tax rate on income before income taxes and the federal statutory rate are as follows:

--------------------------------------------------------------------------------
                                              March 28,           March 29,
For the Quarter Ended                           1999                1998
--------------------------------------------------------------------------------
                                                     % of                  % of
(Dollars in thousands)                    Amount    Pretax     Amount     Pretax
--------------------------------------------------------------------------------
Tax at federal statutory rate ........   $37,642     35.0%    $40,326      35.0%

State and local taxes-net of
federal benefit ......................     6,174      5.7%      7,764       6.8%

Amortization of nondeductible
intangible assets acquired ...........     1,978      1.8%      2,219       1.9%

Other-net ............................       344      0.4%        271       0.2%
                                         ---------------------------------------

Income Tax Expense ...................   $46,138     42.9%    $50,580      43.9%
                                         ---------------------------------------

3. Stock Repurchase Program

      During the first three months of 1999 the Company repurchased 4,747,000 shares of Class A Common Stock at a cost of $151,119,000. The average price of these repurchases was $31.83 per share. From the end of the first quarter through May 7, 1999, the Company has repurchased 1,323,000 shares at a cost of $41,367,000. As of May 7, 1999, the remaining amount of repurchase authorizations from the Company's Board of Directors is $154,414,000.

4. Voluntary Staff Reductions

      Staff reduction accruals included in accrued expenses on the Company's Consolidated Condensed Balance Sheets amounted to $19,000,000 at March 28, 1999, and $22,000,000 at December 27, 1998. Most of this balance at March 28, 1999, will be paid within one year.

5. Comprehensive Income

      Comprehensive Income for the Company includes foreign currency translation adjustments in addition to net income as reported in the Company's Consolidated Condensed Financial Statements. Comprehensive income was $61,763,000 for the quarter ended March 28, 1999, and $64,637,000 for the quarter ended March 29, 1998.

6. Segment Statements of Income

--------------------------------------------------------------------------------
                                                       For the Quarter Ended
                                                   -----------------------------
                                                    March 28,        March 29,
(Dollars in thousands)                                   1999             1998
--------------------------------------------------------------------------------
                                                              (13 Weeks)
REVENUES
Newspapers .................................        $ 678,250         $ 657,330
Broadcast ..................................           33,093            33,298
Magazines ..................................           27,716            31,935
                                                    ---------------------------
  Total ....................................        $ 739,059         $ 722,563
                                                    ===========================

OPERATING PROFIT (LOSS)
Newspapers .................................        $ 112,361         $ 107,589
Broadcast ..................................            6,985             7,284
Magazines ..................................            4,469             8,318
Unallocated Corporate Expenses .............           (8,574)           (6,821)
                                                    ---------------------------
  Total ....................................          115,241           116,370
                                                    ---------------------------

Income from Joint Ventures .................            4,203             4,371
Interest expense, net ......................           11,896            10,143
Gain on disposition of asset ...............               --             4,619
                                                    ---------------------------
Income before income taxes .................          107,548           115,217
Income taxes ...............................           46,138            50,580
                                                    ---------------------------
NET INCOME .................................        $  61,410         $  64,637
                                                    ===========================

See Management's Discussion and Analysis of this report on Form 10-Q for more details on the Company's reportable operating segments.

7. Dividend Rate Increase

      On April 15, 1999, the Board of Directors authorized a $.01 increase in the quarterly dividend payments on both Class A and B Common Stock effective with the June 1, 1999, record date.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

      Advertising revenues accounted for 71% and circulation revenues accounted for 23% of the Company's revenues in the first quarter of 1999. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters since economic activity tends to be lower in the post-holiday season and the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

      Newsprint is the major component of the Company's cost of raw materials. The Company's cost of newsprint was lower in the first quarter of 1999 compared with the first quarter of 1998. The cost of newsprint during 1999 is expected to be below that of 1998 for the balance of the year.

      The Company's consolidated financial results for the first quarter of 1999 compared with the first quarter of 1998 were as follows:

         --------------------------------------------------------------
                                             For the Quarter Ended
                                         ------------------------------
         (Dollars in thousands, except   March 28,  March 29,
           per share data)                    1999       1998  % Change
         --------------------------------------------------------------
         Revenues                         $739,059   $722,563     2.3%
         --------------------------------------------------------------
         Operating profit                 $115,241   $116,370   -1.0%
         --------------------------------------------------------------
         Net Income before special item   $ 61,410   $ 62,046   -1.0%
         Special item                           --      2,591    N/A
         --------------------------------------------------------------
         Net Income                       $ 61,410   $ 64,637   -5.0%
         --------------------------------------------------------------
         Diluted earnings per share
         before special item              $    .34   $    .32     6.3%
         Special item                           --        .01     N/A
         --------------------------------------------------------------
         Diluted EPS                      $    .34   $    .33     3.0%
         --------------------------------------------------------------

      The 1999 first-quarter net income was $61.4 million or $.34 basic ($.34 diluted) earnings per share compared with net income of $64.6 million or $.34 basic ($.33 diluted) earnings per share in the first quarter of 1998.

      Revenues for the first quarter of 1999 were $739.0 million, a 2.3% increase over 1998 first-quarter revenues of $722.6 million. The increase was primarily due to higher advertising rates and volume in the Newspaper Group.

      Operating profit decreased slightly to $115.2 million in the first quarter of 1999 from $116.4 million in the first quarter of 1998. This slight decrease is principally related to increased expenses associated with expanding distribution of The New York Times newspaper, partially offset by higher revenues.

      The Company had a $4.6 million pre-tax gain ($2.6 million after-tax) ($.01 basic and diluted earnings per share) from the sale of equipment in the first quarter of 1998, reflected as a special item above.

      The 1999 first-quarter earnings before interest, income taxes, depreciation and amortization ("EBITDA") rose to $167.9 million from $166.6 million in the comparable 1998 period. EBITDA is presented because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under generally accepted accounting principles ("GAAP"). The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

      Consolidated operating expenses for 1999 and 1998 were as follows:

             ---------------------------------------------------------
                                            For the Quarter Ended
                                        ------------------------------
             (Dollars in                March 28,  March 29,
               thousands)                    1999       1998  % Change
             ---------------------------------------------------------
             Production costs
               Raw materials             $ 87,320   $ 87,778   -0.5%
               Wages and benefits         142,072    141,233    0.6%
               Other                      100,404    100,971   -0.6%
             ---------------------------------------------------------
             Total production costs       329,796    329,982   -0.1%
             ---------------------------------------------------------
             Selling, general and
               administrative expenses    294,022    276,211    6.4%
             ---------------------------------------------------------
             Total expenses              $623,818   $606,193    2.9%
             ---------------------------------------------------------

      Production costs for the first quarter of 1999 were $329.8 million, a 0.1% decrease from 1998 first-quarter production costs of $330.0 million.

      Selling, general and administrative expenses ("SGA expenses") in the first quarter of 1999 were $294.0 million, a 6.4% increase over the 1998 first-quarter SGA expenses of $276.2 million. The higher level of SGA expenses is principally attributable to increased distribution and promotion costs in the Newspaper Group.

Other Items

      Interest expense-net increased to $11.9 million in the 1999 first quarter from $10.1 million in the 1998 first quarter due to the Company's funding of its share repurchase program.

      The effective income tax rate for the first quarter of 1999 was 42.9%, compared with 43.9% in the 1998 first quarter. The decrease in the effective income tax rate was primarily related to lower state and local income taxes.

      Consolidated revenues, EBITDA, depreciation and amortization and operating profit by business segment were as follows:

       --------------------------------------------------------------------
                                              For the Quarter Ended
                                        -----------------------------------
                                        March 28,    March 29,
       (Dollars in thousands)                1999         1998    % Change
       --------------------------------------------------------------------
                                                  (13 Weeks)
       REVENUES

       Newspapers ...................   $ 678,250    $ 657,330         3.2%
       Broadcast ....................      33,093       33,298        -0.6%
       Magazines ....................      27,716       31,935       -13.2%
                                        ----------------------------------
         Total ......................   $ 739,059    $ 722,563         2.3%
                                        ==================================

       EBITDA

       Newspapers ...................   $ 153,541    $ 149,604         2.6%
       Broadcast ....................      11,355       11,740        -3.3%
       Magazine .....................       4,800        6,187       -22.4%
       Unallocated Corporate Expenses      (6,083)      (5,412)      -12.4%
       Joint Ventures ...............       4,291        4,459        -3.8%
                                        ----------------------------------
         Total ......................   $ 167,904    $ 166,578         0.8%
                                        ==================================

       DEPRECIATION AND AMORTIZATION


       Newspapers ...................   $  41,180    $  42,015        -2.0%
       Broadcast ....................       4,370        4,456        -1.9%
       Magazine .....................         331       (2,131)        N/A
       Corporate ....................       2,491        1,409         N/A
       Joint Ventures ...............          88           88          --
                                        ----------------------------------
         Total ......................   $  48,460    $  45,837          5.7%
                                        ==================================

       OPERATING PROFIT (LOSS)

       Newspapers ...................   $ 112,361    $ 107,589         4.4%
       Broadcast ....................       6,985        7,284        -4.1%
       Magazines ....................       4,469        8,318       -46.3%
       Unallocated Corporate Expenses      (8,574)      (6,821)      -25.7%
                                        ----------------------------------
         Total ......................   $ 115,241    $ 116,370        -1.0%
                                        ==================================

Newspaper Group: The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 regional newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of the New York Times databases and microfilm and New Ventures. New Ventures include, among other things, projects developed in electronic media.

          ---------------------------------------------------
                                       For the Quarter Ended
                                      -----------------------
                                      March  28,  March 29,
          (Dollars in thousands)            1999       1998
          ---------------------------------------------------
                                            (13 Weeks)
          Revenues                      $678,250   $657,330
          ---------------------------------------------------
          EBITDA                        $153,541   $149,604
          ---------------------------------------------------
          Operating Profit              $112,361   $107,589
          ---------------------------------------------------

      Internet-related revenue and operating profit in the Newspaper Group were as follows:

             --------------------------------------------------------
                                           For the Quarter Ended
                                      -------------------------------
                                      March 28,   March 29,
             Dollars in thousands)        1999       1998   % Change
             --------------------------------------------------------
             Revenues
               Advertising             $ 3,866    $ 2,996      29.0%
               Circulation and Other       846        971     -12.9%
                                      -------------------------------
               Total                   $ 4,712    $ 3,967      18.8%
                                      ===============================
             Operating Loss            $(3,389)   $(1,212)      N/A
                                      ===============================

      Internet-related revenue and operating profit includes The New York Times on the Web, New York Today, boston.com and the Regional Newspapers' Web sites. In July 1998, The New York Times on the Web stopped charging users outside the U.S. for subscription fees.

      Total Newspaper Group revenues were $678.3 million in the first quarter of 1999 compared with $657.3 million in the 1998 first quarter. The 3.2% increase in the Group's revenues for the quarter was primarily due to higher advertising rates and volume. In the first quarter of 1999, the Company's average cost of newsprint decreased 3.0% and consumption increased 0.8% compared with the 1998 first quarter. At The New York Times and the Regional Newspaper Group advertising revenues increased 5.4% and 6.7%, while at The Boston Globe help wanted advertising continued to soften. Circulation revenue at The New York Times increased 3.8% over the 1998 first quarter, reflecting substantial gains in daily and Sunday circulation. First-quarter operating profit for the Newspaper Group increased 4.4% to $112.4 million from $107.6 million in the 1998 first quarter.

      Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:


            ----------------------------------------------------------
                                         For the Quarter Ended
                                  ------------------------------------
                                  March 28,     March 29,
            (Dollars in thousands)     1999          1998     % Change
            ----------------------------------------------------------
            The New York Times
              Advertising          $275,553      $261,348        5.4%
              Circulation           113,618       109,415        3.8%
              Other                  34,104        34,226       -0.4%
            ----------------------------------------------------------
              Total                 423,275       404,989        4.5%
            ----------------------------------------------------------
            The Boston Globe
              Advertising           108,510       111,295       -2.5%
              Circulation            32,325        32,862       -1.6%
              Other                   2,169         1,983        9.4%
            ----------------------------------------------------------
              Total                 143,004       146,140       -2.1%
            ----------------------------------------------------------
            Regional Newspapers
              Advertising            87,894        82,355        6.7%
              Circulation            20,234        20,409       -0.9%
              Other                   3,843         3,437       11.8%
            ----------------------------------------------------------
              Total                 111,971       106,201        5.4%
            ----------------------------------------------------------
            Total Newspaper Group
              Advertising          $471,957      $454,998        3.7%
              Circulation           166,177       162,686        2.1%
              Other                  40,116        39,646        1.2%
            ----------------------------------------------------------
              Total                $678,250      $657,330        3.2%
            ==========================================================

      Advertising volume on a comparable basis for the quarter was as follows:

    ----------------------------------------------------------------------
                                              For the Quarter Ended
                                     -------------------------------------
    (Inches in thousands, preprints  March 28,    March 29,
    in thousands of copies)               1999         1998       % Change
    ----------------------------------------------------------------------
    The New York Times
      Retail                             125.3        124.0          1.0%
      National                           349.4        340.7          2.6%
      Classified                         255.0        254.7          0.1%
      Zoned                              223.8        222.5          0.6%
    ----------------------------------------------------------------------
      Total                              953.5        941.9          1.2%
    ----------------------------------------------------------------------
      Preprints                       96,509.0     74,899.0         28.9%
    ----------------------------------------------------------------------
    The Boston Globe
      Retail                             138.6        139.3         -0.5%
      National                           173.3        168.4          2.9%
      Classified                         337.3        343.0         -1.7%
      Zoned                               55.7         61.5         -9.4%
    ----------------------------------------------------------------------
      Total                              704.9        712.2         -1.0%
    ----------------------------------------------------------------------
      Preprints                      186,362.0    170,481.0          9.3%
    ----------------------------------------------------------------------
    Regional Newspaper
      Retail                           1,848.8      1,903.5         -2.9%
      National                            68.5         69.4         -1.3%
      Classified                       1,917.8      1,792.0          7.0%
      Zoned                               84.0         82.3          2.1%
    ----------------------------------------------------------------------
      Total                            3,919.1      3,847.2          1.9%
    ----------------------------------------------------------------------
      Preprints                      270,222.0    261,532.0          3.3%
    ----------------------------------------------------------------------

      Average circulation of newspapers for The Times, The Globe and the Regional Newspapers (excluding non-dailies) for the quarter ended March 28, 1999 (compared with the quarter ended March 29, 1998) was as follows:

     -------------------------------------------------------------------
                                   For the Quarter Ended March 28, 1999
                                  --------------------------------------
     (Copies in thousands)        Weekday  % Change    Sunday  % Change
     -------------------------------------------------------------------
     Average Net Paid Circulation
     The New York Times           1,128.5      2.2%   1,705.8      3.0%
     The Boston Globe               462.4      0.1%     726.1     -2.7%
     Regional Newspapers            774.9     -0.3%     826.3     -0.9%
     -------------------------------------------------------------------

      Circulation growth for The New York Times newspaper was primarily due to improved availability in major markets across the nation and its continuing programs to improve the quality and levels of its home-delivery circulation base. Additionally, The Times and The Globe have continued to make improvements in delivery service to attract new readers and retain existing ones.

Broadcast Group: The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

            ----------------------------------------------------
                                         For the Quarter Ended
                                        ------------------------
                                         March 28,    March 29,
            (Dollars in thousands)            1999         1998
            ----------------------------------------------------
                                                (13 Weeks)
            Revenues                       $33,093      $33,298
            ----------------------------------------------------
            EBITDA                         $11,355      $11,740
            ----------------------------------------------------
            Operating Profit               $ 6,985      $ 7,284
            ----------------------------------------------------

      First-quarter revenues and operating profit for the Broadcast Group were $33.1 million and $7.0 million in 1999 compared with $33.3 million and $7.3 million in the 1998 first quarter. Revenues and operating profit in the 1998 first quarter were favorably affected by the Winter Olympics, which were broadcast from four of the Company's eight television stations.

Magazine Group: The Magazine Group is comprised of three golf publications and related activities in the golf field, and New Ventures, such as on-line magazine services.

            ----------------------------------------------------
                                         For the Quarter Ended
                                        ------------------------
                                         March 28,    March 29,
            (Dollars in thousands)            1999         1998
            ----------------------------------------------------
                                              (13 Weeks)
            Revenues
            Magazines                      $27,716      $29,435
            Non-Compete                         --        2,500
            ----------------------------------------------------
            Total Revenues                 $27,716      $31,935
            ----------------------------------------------------
            EBITDA                         $ 4,800      $ 6,187
            ----------------------------------------------------
            Operating Profit (Loss)
            Magazines                      $ 4,469      $ 5,818
            Non-Compete                         --        2,500
            ----------------------------------------------------
            Total Operating Profit         $ 4,469      $ 8,318
            ----------------------------------------------------

      The Magazine Group's first-quarter revenues and operating profit were $27.7 million and $4.5 million compared with $31.9 million and $8.3 million in the 1998 first quarter. First-quarter revenue and operating profit in 1998 included $2.5 million from the amortization of a non-compete agreement that ended last July. Consolidation in the golf equipment industry and a competitive rate environment also adversely affected the Group's revenues.

Liquidity and Capital Resources

      Net cash provided by operating activities was $121.0 million in the 1999 first quarter, compared with $67.3 million in the 1998 first quarter. The increase of $53.7 million in 1999 was primarily due to a reduction in accounts receivable and an increase in accounts payable, which resulted in an improvement in cash flow. Net cash used in investing activities was $15.2 million in the first quarter of 1999, compared with $9.0 million in the 1998 first quarter. The increase of $6.2 million in 1999 was primarily due to the proceeds from the disposition of equipment in 1998. Net cash used in financing activities was $102.0 million in the first quarter of 1999, compared with $99.4 million in the first quarter of 1998. The increase of $2.6 million in 1999 was primarily related to increased funding of the Company's stock repurchase program.

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover working capital needs, stock repurchases, planned capital expenditures, dividend payments to stockholders and other cash requirements. The ratio of current assets to current liabilities was 73% at March 28, 1999, and 79% at March 29, 1998. This decrease is principally due to an increase in commercial paper outstanding at March 28, 1999, mostly resulting from the funding of stock repurchases. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 30% at March 28, 1999, compared with 21% at March 29, 1998. This increase was principally due to the funding of stock repurchases.

      Financing: The Company's total debt, including commercial paper and capital leases, was $785.8 million at March 28, 1999, and $638.5 million at March 29, 1998. The Company currently maintains $300.0 million in revolving credit agreements, which require, among other matters, specified levels of stockholders' equity. The Company had $186.5 million in commercial paper outstanding at March 28, 1999, which obligations are supported by these revolving credit agreements. No commercial paper was outstanding at March 29, 1998. Approximately $583.2 million of stockholders' equity was unrestricted under these agreements at March 28, 1999, and $905.3 million was unrestricted at March 29, 1998. This decrease was principally due to the funding of stock repurchases.

      Capital Expenditures: The Company currently estimates that capital expenditures for 1999 will range from $90.0 million to $110.0 million. The Company currently anticipates that depreciation and amortization expense will approximate $195.0 million for 1999 compared with $188.2 million in 1998.

      Year 2000 Readiness: The Company has evaluated the potential impact of the situation commonly known as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, concerns the ability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information related to the Year 2000.

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

The systems identified in the inventory were further categorized into five priority classifications:

      o Shutdown - highest priority. If these systems (e.g., editorial systems, presses, and utilities) were to fail, the Company's ability to continue its operations would be seriously impaired. Approximately 9% of the identified systems are in this category.

      o Impractical Workaround - If these systems were to fail, the available alternatives are too expensive to implement. Approximately 9%.

      o Costly Workaround - If these systems were to fail, a feasible but costly alternative exists. Approximately 28%.

      o Additional But Manageable Cost - If these systems fail, an alternative solution exists at a moderate cost. Approximately 22%.

      o No Impact - Little if any consequence to the business if these systems fail. Approximately 32%.

      By October 1997 the Company had completed the inventory phase and turned its attention to the remediation phase. Target dates for each item in the inventory were identified and are continually monitored to ensure timely resolution of the issues. The remediation strategy involves a mix of purchasing new systems, modifying existing systems, retiring obsolete systems and confirming vendor compliance. As of March 31, 1999, 90% of all systems had been remediated and tested. Testing systems for Year 2000 compliance includes the use of dates that simulate transactions and environments, both prior and subsequent to the Year 2000, including specific testing for leap year.

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

Factors That Could Affect Operating Results

      Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate or volume) of retail, national and classified advertising and circulation generated by the Company's various markets and material increases in newsprint and magazine paper prices. They also include other risks detailed from time to time in the Company's publicly-filed documents, including the Company's Annual Report on Form 10-K for the period ended December 27, 1998.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's quantitative and qualitative market risk is principally associated with market interest rate fluctuations related to its debt obligations. The Company does not consider such market risk significant.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

      (a) The Company's annual meeting of stockholders was held on April 15, 1999.

      (b)   The following matters were voted on at the annual meeting:

      1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The results of the vote taken were as follows:


Class A Directors:                        For                    Withheld
------------------                        ---                    --------
Raul E. Cesan                         152,536,691               3,532,371
Robert A. Lawrence                    155,188,068                 880,994
Charles H. Price II                   155,218,978                 850,084
Henry B. Schacht                      152,452,957               3,616,105
Donald M. Stewart                     155,211,652                 857,410

Class B Directors:
John F. Akers                             838,426                       0
Brenda C. Barnes                          838,426                       0
Richard L. Gelb                           837,826                     600
Michael Golden                            838,426                       0
Russell T. Lewis                          838,426                       0
Ellen R. Marram                           838,426                       0
Arthur Ochs Sulzberger                    838,426                       0
Arthur O. Sulzberger, Jr.                 838,426                       0
Judith P. Sulzberger                      838,426                       0

      2. The stockholders (with Class A and B stockholders voting together) ratified the amendments to the Company's 1991 Executive Cash Bonus Plan and 1991 Executive Stock Incentive Plan. The result of the vote taken was as follows:

For:                                                          151,791,389
Against:                                                        4,158,307
Abstain:                                                          957,792
Broker Non-Vote                                                         0
Total Against, Abstain and Broker Non-Vote*                     5,116,099

      3. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending December 26, 1999. The result of the vote taken was as follows:

For:                                                          156,149,547
Against:                                                          322,499
Abstain:                                                          435,442
Broker Non-Vote                                                         0
Total Against, Abstain and Broker Non-Vote*                       757,941

-----------
      * An abstention had the same effect as a vote against this matter.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.2  The Company's 1991 Executive Stock Incentive Plan, as amended through April 15, 1999.
            10.3  The Company's 1991 Executive Cash Bonus Plan, as amended through April 15, 1999.
            10.4  The Company's Non-Employee Directors' Stock Option Plan, as
                  restated as of June 17, 1998.
            12    Ratio of Earnings to Fixed Charges
            27    Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the period for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE NEW YORK TIMES COMPANY
                                                (Registrant)


Date: May 12, 1999                         /S/  John M. O'Brien
                                        -----------------------------
                                              John M. O'Brien
                                         Senior Vice President and
                                          Chief Financial Officer
                                        (Principal Financial Officer)

                 Exhibit Index to Quarterly Report on Form 10-Q
                          Quarter Ended March 28, 1999

    Exhibit No.                          Exhibit
    -----------                          -------

      10.2        The Company's 1991 Executive Stock Incentive Plan, as amended through April 15, 1999
      10.3        The Company's 1991 Executive Cash Bonus Plan, as amended
                  through April 15, 1999.
      10.4        The Company's Non-Employee Directors' Stock Option Plan,
                  restated as of June 17, 1998
      12          Ratio of Earnings to Fixed Charges
      27          Financial Data Schedule