Form 10-Q
period 1999-06-27
NEW YORK TIMES CO
filed 1999-08-11
CIK 71691

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                 June 27, 1999
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

                     229 WEST 43D STREET, NEW YORK, NEW YORK
                     ---------------------------------------
                    (Address of principal executive offices)

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

Number of shares of each class of the registrant's common stock outstanding as of August 6, 1999 (exclusive of treasury shares):

      Class A Common Stock                          173,262,836 shares
      Class B Common Stock                              849,602 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                          Three Months Ended            Six Months Ended
                                                      -------------------------    -------------------------
                                                         June 27,      June 28,       June 27,      June 28,
                                                             1999          1998           1999          1998
                                                      -------------------------    -------------------------
                                                              (13 Weeks)                   (26 Weeks)
Revenues
    Advertising ...................................   $   562,467   $   531,977    $ 1,085,268   $ 1,039,455
    Circulation ...................................       173,003       170,503        345,560       340,025
    Other .........................................        43,915        46,710         87,615        92,273
                                                      -----------   -----------    -----------   -----------
       Total ......................................       779,385       749,190      1,518,443     1,471,753
                                                      -----------   -----------    -----------   -----------

Production costs
    Raw materials .................................        82,463        88,745        169,783       176,523
    Wages and benefits ............................       152,228       148,269        294,300       289,502
    Other .........................................       102,537        97,472        202,941       198,443
                                                      -----------   -----------    -----------   -----------
       Total ......................................       337,228       334,486        667,024       664,468

Selling, general and administrative expenses ......       287,296       269,590        581,317       545,801
                                                      -----------   -----------    -----------   -----------

       Total ......................................       624,524       604,076      1,248,341     1,210,269
                                                      -----------   -----------    -----------   -----------

Operating profit ..................................       154,861       145,114        270,102       261,484

Income from joint ventures ........................         3,265         3,907          7,468         8,278

Interest expense - net ............................        12,841        10,484         24,737        20,627

Gain on dispositions of assets ....................            --         8,000             --        12,619
                                                      -----------   -----------    -----------   -----------

Income before income taxes and
    extraordinary item ............................       145,285       146,537        252,833       261,754

Income taxes ......................................        61,822        63,806        107,960       114,386
                                                      -----------   -----------    -----------   -----------

Income before extraordinary item ..................        83,463        82,731        144,873       147,368

Extraordinary item, net of tax:
    Debt extinguishment ...........................            --         7,716             --         7,716
                                                      -----------   -----------    -----------   -----------

Net Income ........................................   $    83,463   $    75,015    $   144,873   $   139,652
                                                      ===========   ===========    ===========   ===========

Average number of common shares outstanding
     Basic ........................................       176,083       191,530        177,885       192,060
     Diluted ......................................       179,331       196,138        181,225       196,474

Per share of common stock
     Basic earnings before extraordinary item .....   $      0.47   $      0.43    $      0.81   $      0.77
     Extraordinary item, net of tax ...............            --         (0.04)            --         (0.04)
                                                      ===========   ===========    ===========   ===========
     Basic earnings after extraordinary item ......   $      0.47   $      0.39    $      0.81   $      0.73
                                                      ===========   ===========    ===========   ===========
     Diluted earnings before extraordinary item ...   $      0.47   $      0.42    $      0.80   $      0.75
     Extraordinary item, net of tax ...............            --         (0.04)            --         (0.04)
                                                      -----------   -----------    -----------   -----------
     Diluted earnings after extraordinary item ....   $      0.47   $      0.38    $      0.80   $      0.71
                                                      ===========   ===========    ===========   ===========
     Dividends ....................................   $     0.105   $     0.095    $     0.200   $     0.180
                                                      ===========   ===========    ===========   ===========

            See Notes to Consolidated Condensed Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                         June 27,   December 27,
                                                             1999           1998
                                                       ----------   ------------
ASSETS                                                 (Unaudited)

Current Assets

    Cash and short-term investments .................. $   31,912     $   35,991

     Accounts receivable-net .........................    342,533        331,933

    Inventories
       Newsprint and magazine paper ..................     22,163         27,705
       Work-in-process and other .....................      5,836          4,582
                                                       ----------     ----------

           Total inventories .........................     27,999         32,287

    Deferred income taxes ............................     40,612         40,612

    Other current assets .............................     77,359         76,153
                                                       ----------     ----------

           Total current assets ......................    520,415        516,976
                                                       ----------     ----------

Other Assets

    Investments in joint ventures ....................    128,358        122,273

    Property, plant and equipment (less accumulated
       depreciation of $961,952 in 1999
       and $897,304 in 1998) .........................  1,283,094      1,326,196

    Intangible assets acquired
       Cost in excess of net assets acquired (less
       accumulated amortization of $255,610
       in 1999 and $240,676 in 1998) .................    948,413        963,347

       Other intangible assets acquired (less
       accumulated amortization of $75,261
       in 1999 and $64,746 in 1998) ..................    353,711        364,226

    Miscellaneous assets .............................    223,578        172,091
                                                       ----------     ----------

     TOTAL ASSETS .................................... $3,457,569     $3,465,109
                                                       ==========     ==========

            See Notes to Consolidated Condensed Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                        June 27,    December 27,
                                                            1999           1998
                                                     -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                 (Unaudited)

Current Liabilities

    Commercial paper outstanding ................... $   206,630    $   124,100
    Accounts payable ...............................     153,432        163,783
    Accrued payroll and other related liabilities ..      83,030         87,265
    Accrued expenses ...............................     170,474        166,761
    Unexpired subscriptions ........................      80,916         81,080
    Current portion of long-term debt and
       capital lease obligations ...................       1,756          1,867
                                                     -----------    -----------

       Total current liabilities ...................     696,238        624,856
                                                     -----------    -----------

Other Liabilities

    Long-term debt .................................     513,965        513,695
    Capital lease obligations ......................      83,550         84,123
    Deferred income taxes ..........................     177,117        165,268
    Other ..........................................     581,916        545,697
                                                     -----------    -----------

       Total other liabilities .....................   1,356,548      1,308,783
                                                     -----------    -----------

       Total liabilities ...........................   2,052,786      1,933,639
                                                     -----------    -----------

Stockholders' Equity

    Capital stock ..................................      18,863         18,661
    Additional paid-in capital .....................      28,282             --
    Accumulated other comprehensive income (loss) ..      11,950         (2,609)
    Retained earnings ..............................   1,786,740      1,677,469
    Common stock held in treasury, at cost .........    (441,052)      (162,051)
                                                     -----------    -----------

       Total stockholders' equity ..................   1,404,783      1,531,470
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......... $ 3,457,569    $ 3,465,109
                                                     ===========    ===========

            See Notes to Consolidated Condensed Financial Statements.

                           THE NEW YORK TIMES COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                      Six Months Ended
                                                                   ----------------------
                                                                    June 27,     June 28,
                                                                        1999         1998
                                                                   ----------------------
                                                                         (26 Weeks)
OPERATING ACTIVITIES

Net cash provided by operating activities ......................   $ 228,290    $ 214,968
                                                                   ---------    ---------

INVESTING ACTIVITIES

Additions to property, plant and equipment .....................     (29,291)     (37,601)
Net proceeds from dispositions .................................      11,434        9,934
Other-net ......................................................     (10,238)       5,865
                                                                   ---------    ---------

Net cash used in investing activities ..........................     (28,095)     (21,802)
                                                                   ---------    ---------

FINANCING ACTIVITIES

Commercial paper borrowings ....................................      82,530          494
Debt extinguishment ............................................          --      (75,616)
Other long-term debt reduction .................................        (684)      (2,184)
Capital shares
     Issuances .................................................       7,447        4,653
     Repurchases ...............................................    (257,965)    (150,579)
Dividends paid to stockholders .................................     (35,602)     (34,517)
                                                                   ---------    ---------

Net cash used in financing activities ..........................    (204,274)    (257,749)
                                                                   ---------    ---------

Decrease in cash and short-term investments ....................      (4,079)     (64,583)

Cash and short-term investments at the beginning of the year ...      35,991      106,820
                                                                   ---------    ---------
Cash and short-term investments at the end of the quarter ......   $  31,912    $  42,237
                                                                   =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

NONCASH FINANCING AND INVESTING TRANSACTIONS

1. Repurchases of common stock in connection with noncash exercises under the Company's stock option plans increased treasury stock by $21.5 million in 1999 and $25.5 million in 1998. Additional paid-in capital was increased by a corresponding amount. The cost of shares reacquired in connection with taxes due from optionees on noncash exercises under the Company's stock option plans is included in repurchases in the consolidated condensed statements of cash flows above and amounted to $12.9 million in the first six months of 1999 and $17.7 million in the first six months of 1998.

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

      Certain reclassifications have been made to the 1998 Consolidated Condensed Financial Statements to conform with classifications used at June 27, 1999.

2. Income Taxes

      Reconciliations between the effective rate on income before income taxes and extraordinary item, and the federal statutory rate are as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                       Six Months Ended
                                                  --------------------------------------------------------------------------------
                                                     June 27, 1999        June 28, 1998       June 27, 1999       June 28,1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                % of                % of                % of                % of
(Dollars in thousands)                              Amount   Pre-tax     Amount  Pre-tax     Amount  Pre-tax     Amount  Pre-tax
----------------------------------------------------------------------------------------------------------------------------------
Tax at the federal statutory rate ..............  $ 50,850     35.0%   $ 48,488    35.0%   $ 88,492    35.0%   $ 87,197    35.0%

State and local income taxes-net of
  federal benefit ..............................     8,249      5.7       9,296     6.7      14,355     5.7      16,817     6.8

Amortization of nondeductible intangible
  assets acquired ..............................     2,627      1.8       2,632     1.9       4,572     1.8       4,852     1.9

Other-net ......................................        96      0.1         (96)   (0.1)        541     0.2           7     0.0
                                                  --------------------------------------------------------------------------------

Subtotal .......................................  $ 61,822     42.6%   $ 60,320    43.5%   $107,960    42.7%   $108,873    43.7%
                                                  --------------------------------------------------------------------------------

Gain on dispositions of assets .................        --       --       3,486      --          --      --       5,513      --
                                                  --------------------------------------------------------------------------------

Income tax expense .............................  $ 61,822       --    $ 63,806      --    $107,960      --    $114,386      --
                                                  ================================================================================

3. Debt Obligations

      In July 1999 the availability of funds under a revolving credit agreement was increased to $200 million from $100 million, and that agreement expires in June 2000. An additional $200 million revolving credit agreement remains unchanged and expires in July 2002. The Company has a total of $400 million available under revolving credit agreements, which require, among other provisions, specified levels of stockholders' equity.

4. Stock Repurchase Program

      During the first six months of 1999, the Company repurchased 7,585,000 shares of Class A Common Stock at a cost of $245,103,000. The average price of these repurchases was $32 per share. On June 17, 1999, the Board of Directors authorized additional repurchase expenditures of up to $500,000,000. As of August 6, 1999, the remaining amount of repurchase authorizations from the Company's Board of Directors was $548,475,000.

5. Voluntary Staff Reductions

      The Company recorded work force reduction charges of $4,000,000 in the second quarter of 1999. No charges were recorded in the first quarter of 1999 or in the first six months of 1998. Staff reduction accruals included in accrued expenses on the Company's Consolidated Condensed Balance Sheets amounted to $18,944,000 at June 27, 1999, and $22,000,000 at December 27, 1998. Most of the
accruals at June 27, 1999, will be paid within one year.

6. Comprehensive Income

      The Statement of Financial Accounting Standards ("FASB") No. 130, "Reporting Comprehensive Income" established standards for reporting comprehensive income and requires that all components of comprehensive income be presented in financial statements.

      Comprehensive income for the Company principally includes an unrealized gain on available-for-sale securities, as defined under FASB No. 115, "Accounting For Certain Investments in Debt and Equity Securities," as well as foreign currency translation adjustments, in addition to net income as reported in the Company's Consolidated Condensed Statements of Income. The unrealized appreciation on available-for-sale securities, which were purchased in 1999, were included in miscellaneous assets on the Company's Consolidated Condensed Balance Sheets and amounted to $24,968,000 as of June 27, 1999. Comprehensive income was $97,669,000 for the quarter ended June 27, 1999, and $159,432,000 for the first six months of 1999. For the quarter ended June 28, 1998, comprehensive income was $75,515,000 and for the first six months of 1998 was $140,152,000. The accumulated other comprehensive income (loss) on the Company's Consolidated Condensed Balance Sheets was net of a deferred income tax liability of $9,717,000 as of June 27, 1999, and net of a deferred income tax asset of $2,135,000 as of December 27, 1998.

7. Segment Statements of Income

--------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                       Six Months Ended
                                          --------------------------------------------------------------------
                                              June 27,        June 28,             June 27,         June 28,
(Dollars in thousands)                            1999            1998                 1999             1998
--------------------------------------------------------------------------------------------------------------
                                                    (13 Weeks)                              (26 Weeks)
REVENUES
Newspapers...........................         $705,995        $671,786           $1,384,245       $1,329,116
Broadcast............................           40,805          41,049               73,897           74,347
Magazines............................           32,585          36,355               60,301           68,290
                                          --------------------------------------------------------------------
  Total..............................         $779,385        $749,190           $1,518,443       $1,471,753
                                          ====================================================================

OPERATING PROFIT (LOSS)
Newspapers...........................         $143,814        $129,484           $  256,175       $  237,073
Broadcast............................           14,705          13,610               21,691           20,894
Magazines............................            8,107          12,003               12,576           20,321
Unallocated corporate expenses.......          (11,765)         (9,983)             (20,340)         (16,804)
                                          --------------------------------------------------------------------
  Total..............................          154,861         145,114              270,102          261,484
                                          --------------------------------------------------------------------

Income from joint ventures...........            3,265           3,907                7,468            8,278
Interest expense, net................           12,841          10,484               24,737           20,627
Gain on dispositions of assets.......               --           8,000                   --           12,619
                                          --------------------------------------------------------------------
Income before income taxes
  and extraordinary item.............          145,285         146,537              252,833          261,754
Income taxes.........................           61,822          63,806              107,960          114,386
                                          --------------------------------------------------------------------
Income before extraordinary item.....           83,463          82,731              144,873          147,368
Extraordinary item, net of tax:
  Debt extinguishment................               --           7,716                   --            7,716
                                          --------------------------------------------------------------------
NET INCOME...........................         $ 83,463        $ 75,015           $  144,873       $  139,652
                                          ====================================================================

      See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more details on the Company's reportable operating segments.

8. Dividend Rate Increase

      On June 17, 1999, the Board of Directors authorized a $.01 increase in the quarterly dividend payments on both Class A and B Common Stock effective with the September 1, 1999, record date.

9. Abuzz Acquisition

      On July 22, 1999, the Company acquired Abuzz Technologies, Inc. ("Abuzz"), an Internet knowledge management concern. The principal business of Abuzz involves a software solution that facilitates the building of online communities of interest by connecting people with questions to people with answers. This acquisition is not material to the Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Advertising revenues accounted for approximately 72% and circulation revenues accounted for 22% of the Company's revenues in the second quarter and first six months of 1999. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters when economic activity tends to be lower after the holiday season and in the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

      Newsprint is the major component of the Company's cost of raw materials. The Company's cost of newsprint was lower in the second quarter and the first six months of 1999 than in the comparable 1998 periods. The cost of newsprint during the remainder of 1999 is expected to be below that of 1998.

      The Company's consolidated financial results for the quarter and six months ended June 27, 1999, compared with the quarter and six months ended June 28, 1998, were as follows:

----------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                     Six Months Ended
                                                ----------------------------------------------------------------------
                                                June 27,    June 28,                 June 27,      June 28,
(Dollars in thousands, except per share data)       1999        1998   % Change          1999          1998   % Change
----------------------------------------------------------------------------------------------------------------------
Revenues                                        $779,385    $749,190       4.0%    $1,518,443    $1,471,753       3.2%
----------------------------------------------------------------------------------------------------------------------
Operating profit                                $154,861    $145,114       6.7%    $  270,102    $  261,484       3.3%
----------------------------------------------------------------------------------------------------------------------
Net Income before special items                 $ 85,755    $ 78,227       9.6%    $  147,165    $  140,273       4.9%
Special items                                     (2,292)     (3,212)      N/A         (2,292)         (621)      N/A
----------------------------------------------------------------------------------------------------------------------
Net Income                                      $ 83,463    $ 75,015      11.3%    $  144,873    $  139,652       3.7%
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
Net Income before special items                 $   0.48    $   0.40      20.0%    $     0.81    $     0.72      12.5%
Special items                                      (0.01)      (0.02)      N/A          (0.01)        (0.01)      N/A
----------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                      $   0.47    $   0.38      23.7%    $     0.80    $     0.71      12.7%
----------------------------------------------------------------------------------------------------------------------

      The 1999 second-quarter net income was $85.8 million or $.48 diluted earnings per share compared with net income of $78.2 million or $.40 diluted earnings per share in the second quarter of 1998, excluding special items. For the first six months, net income was $147.2 million or $.81 diluted earnings per share compared with net income of $140.3 million or $.72 diluted earning per share for the first six months of 1998, excluding special items.

      Including special items, the 1999 second-quarter net income was $83.5 million or $.47 diluted earnings per share compared with net income of $75.0 million or $.38 diluted earnings per share in the second quarter of 1998. For the first six months net income, including special items, was $144.9 million or $.80 diluted earnings per share compared with the net income of $139.7 million or $.71 diluted earnings per share for the first six months of 1998.

      Revenues for the second quarter of 1999 were $779.4 million, a 4.0% increase over 1998 second-quarter revenues of $749.2 million. Revenues for the first six months of 1999 were $1,518.4 million, a 3.2% increase from $1,471.8 million for the same period in 1998. The increase was primarily from higher advertising rates.

      Operating profit in the second quarter increased 9.5% to a record $158.9 million from $145.1 million, excluding special items. On the same basis, operating profit for the first half of the year rose 4.8% to $274.1 million from $261.5 million in the corresponding period of 1998.

      Operating profit increased to $154.9 million in the second quarter of 1999 from $145.1 million in the second quarter of 1998, including special items. For the first six months of 1999, operating profit rose to $270.1 million from $261.5 million in the corresponding period of 1998.

      Special items in the second quarter of 1999 included a $4.0 million pre-tax charge ($.01 diluted earnings per share) for work force reduction expenses at The Boston Globe. In the second quarter of 1998, special items included a debt extinguishment charge and a gain on the sale of magazine properties, which together amounted to a $5.7 million pre-tax charge ($.02 diluted earnings per share). In addition, in the first quarter of 1998 there was a pre-tax gain on the sale of equipment, which totaled $4.6 million ($.01 diluted earnings per share).

      Excluding special items, EBITDA (earnings before interest, taxes, depreciation and amortization) in the second quarter rose to $210.7 million from $196.0 million in the 1998 second quarter. On the same basis, EBITDA for the six months of 1999 was $378.6 million compared with $362.6 million in the same period of 1998. The 1999 second-quarter EBITDA rose to $206.7 million from $196.0 million in the comparable 1998 period, including special items. On the same basis, EBITDA for the first six months of 1999 was $374.6 million compared with $362.6 million in the same period of 1998.

      EBITDA is presented since it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under generally accepted accounting principles ("GAAP"). The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

      Consolidated operating expenses for 1999 and 1998 were as follows:

---------------------------------------------------------------------------------------------------
                                Three Months Ended                    Six Months Ended
                       ----------------------------------------------------------------------------
                           June 27,     June 28,                 June 27,      June 28,
(Dollars in thousands)         1999         1998   % Change          1999          1998   % Change
---------------------------------------------------------------------------------------------------
Production costs
   Raw materials           $ 82,463     $ 88,745      -7.1%    $  169,783    $  176,523      -3.8%
   Wages and benefits       152,228      148,269       2.7%       294,300       289,502       1.7%
   Other                    102,537       97,472       5.2%       202,941       198,443       2.3%
---------------------------------------------------------------------------------------------------
Total production costs      337,228      334,486       0.8%       667,024       664,468       0.4%
Selling, general and
   administrative
   expenses                 287,296      269,590       6.6%       581,317       545,801       6.5%
---------------------------------------------------------------------------------------------------
Total expenses             $624,524     $604,076       3.4%    $1,248,341    $1,210,269       3.1%
---------------------------------------------------------------------------------------------------

      Production costs for the second quarter of 1999 were $337.2 million, a 0.8% increase from 1998 second-quarter production costs of $334.5 million. For the first six months of 1999, production costs were $667.0 million, a 0.4% increase from $664.5 million in the comparable period of 1998.

      Selling, general and administrative expenses ("SGA expenses") in the second quarter of 1999 were $287.3 million, a 6.6% increase over the 1998 second-quarter SGA expenses of $269.6 million. For the first six months of 1999, SGA expenses were $581.3 million, a 6.5% increase, compared to $545.8 million for the same period in 1998. These amounts include the $4.0 million buyout charge for The Boston Globe in the second quarter of 1999. The higher level of SGA expenses is partly attributable to increased national distribution and promotion costs for The New York Times newspaper, as well as higher total salary costs and buyouts.

Other Items

      Interest expense-net increased to $12.8 million in the 1999 second quarter and $24.7 million in the first six months of 1999 compared with $10.5 million and $20.6 million in the comparable 1998 periods, principally due to additional borrowings to fund the Company's share repurchase program.

      The effective income tax rate for the second quarter of 1999 was 42.6%, compared with 43.5% in the 1998 second quarter. For the first six months of 1999 the effective income tax rate was 42.7% compared with 43.7% in the first six months of 1998. The decreases in the effective income tax rates were primarily due to lower state and local income taxes.

Consolidated revenues, EBITDA, depreciation and amortization and operating profit by business segment were as follows:

--------------------------------------------------------------------------------------------------------------------
                                                Three Months Ended                      Six Months Ended
                                     -------------------------------------------------------------------------------
                                        June 27,       June 28,                 June 27,       June 28,
(Dollars in thousands)                      1999           1998   % Change          1999           1998   % Change
--------------------------------------------------------------------------------------------------------------------
                                                     (13 Weeks)                              (26 Weeks)
REVENUES

Newspapers ......................    $   705,995    $   671,786       5.1%   $ 1,384,245    $ 1,329,116       4.1%
Broadcast .......................         40,805         41,049      -0.6%        73,897         74,347      -0.6%
Magazines .......................         32,585         36,355     -10.4%        60,301         68,290     -11.7%
                                     -------------------------------------------------------------------------------
  Total .........................    $   779,385    $   749,190       4.0%   $ 1,518,443    $ 1,471,753       3.2%
                                     ===============================================================================
EBITDA

Newspapers ......................    $   184,850    $   172,113       7.4%   $   338,391    $   321,717       5.2%
Broadcast .......................         19,068         18,020       5.8%        30,423         29,760       2.2%
Magazine ........................          8,462          9,877     -14.3%        13,262         16,064     -17.4%
Unallocated Corporate Expenses ..         (9,010)        (7,969)    -13.1%       (15,093)       (13,381)    -12.8%
Joint Ventures ..................          3,353          3,995     -16.1%         7,644          8,454      -9.6%
                                     -------------------------------------------------------------------------------
  Total .........................    $   206,723    $   196,036       5.5%   $   374,627    $   362,614       3.3%
                                     ===============================================================================
DEPRECIATION AND AMORTIZATION

Newspapers ......................    $    41,036    $    42,629      -3.7%   $    82,216    $    84,644      -2.9%
Broadcast .......................          4,362          4,410      -1.1%         8,732          8,866      -1.5%
Magazine ........................            355         (2,126)      N/A            686         (4,257)      N/A
Corporate .......................          2,756          2,014      36.9%         5,247          3,423      53.3%
Joint Ventures ..................             88             88        --            176            176        --
                                     -------------------------------------------------------------------------------
  Total .........................    $    48,597    $    47,015       3.4%   $    97,057    $    92,852       4.5%
                                     ===============================================================================

OPERATING PROFIT (LOSS)

Newspapers ......................    $   143,814    $   129,484      11.1%   $   256,175    $   237,073       8.1%
Broadcast .......................         14,705         13,610       8.1%        21,691         20,894       3.8%
Magazines .......................          8,107         12,003     -32.5%        12,576         20,321     -38.1%
Unallocated Corporate Expenses ..        (11,765)        (9,983)    -17.9%       (20,340)       (16,804)    -21.0%
                                     -------------------------------------------------------------------------------
  Total .........................    $   154,861    $   145,114       6.7%   $   270,102    $   261,484       3.3%
                                     ===============================================================================

Newspaper Group: The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 regional newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of the New York Times databases and microfilm and Internet-related ventures.

--------------------------------------------------------------------------------
                              Three Months Ended         Six Months Ended
                           -----------------------------------------------------
                              June 27,     June 28,      June 27,     June 28,
(Dollars in thousands)            1999         1998          1999         1998
--------------------------------------------------------------------------------
                                  (13 Weeks)                (26 Weeks)
Revenues                      $705,995     $671,786    $1,384,245   $1,329,116
--------------------------------------------------------------------------------
EBITDA                        $184,850     $172,113    $  338,391   $  321,717
--------------------------------------------------------------------------------
Operating Profit              $143,814     $129,484    $  256,175   $  237,073
--------------------------------------------------------------------------------

      Revenues from Internet-related ventures in the Newspaper Group grew 41.4% in the second quarter to $5.9 million versus $4.2 million in the 1998 second quarter. For the first six months of 1999 revenue increased 31.8% to $10.7 million from $8.1 million in the comparable 1998 period.

      Internet-related revenue and operating loss in the Newspaper Group were as follows:

----------------------------------------------------------------------------------------------
                                   Three Months Ended             Six Months Ended
                          --------------------------------------------------------------------
                            June 27,     June 28,             June 27,   June 28,
(Dollars in thousands)          1999         1998  % Change       1999       1998   % Change
----------------------------------------------------------------------------------------------
Revenues
   Advertising             $   5,130     $  2,893    77.3%    $  9,103    $ 5,645     61.3%
   Circulation and Other         771        1,281   -39.8%       1,622      2,492    -34.9%
                          --------------------------------------------------------------------
   Total                   $   5,901     $  4,174    41.4%    $ 10,725    $ 8,137     31.8%
                          ====================================================================
Operating Loss             $  (3,211)    $(2,722)   -18.0%    $ (6,614)   $(3,941)   -67.8%
                          ====================================================================

      Internet-related revenue and operating loss includes The New York Times on the Web, New York Today, boston.com and the Regional Newspapers' Web sites. In July 1998, The New York Times on the Web stopped charging users outside the United States for subscription fees.

      Total Newspaper Group revenues in the second quarter were $706.0 million compared to $671.8 million in the comparable period of 1998. For the first six months of 1999, revenues were $1,384.2 million compared with $1,329.1 million in the first six months of 1998. The increase in 1999 revenues for the second quarter and the first six months was primarily due to higher advertising rates. Performance was strongest at The Times where advertising revenues increased 8.8% for the quarter and 7.1% for the first six months. At the Regional Newspaper Group, advertising revenues were also strong, increasing 6.0% for the quarter and 6.4% for the first six months, due in part to the success of Celebrate 2000, a comprehensive program of millennium-related advertising, circulation and promotion initiatives. The Globe showed favorable variances in advertising revenues, increasing 1.8% in the quarter, after experiencing two consecutive quarters of declines. Circulation revenue was particularly strong at The Times, increasing 2.7% for the quarter and 3.3% year to date, reflecting gains in both daily and Sunday circulation. Second-quarter operating profit for the Newspaper Group increased 14.2% to $147.8 million from $129.5 million in the 1998 second quarter, excluding special items. For the first half of the year, operating profit increased 9.7% to $260.2 million from $237.1 million in the comparable 1998 period, excluding special items.

      Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

----------------------------------------------------------------------------------------------------------------
                                     Three Months Ended                           Six Months Ended
                         ---------------------------------------------------------------------------------------
                               June 27,       June 28,                       June 27,       June 28,
(Dollars in thousands)             1999           1998     % Change              1999           1998   % Change
----------------------------------------------------------------------------------------------------------------
The New York Times
   Advertising                 $292,683       $269,146         8.8%        $  568,236     $  530,495       7.1%
   Circulation                  113,976        110,982         2.7%           227,594        220,397       3.3%
   Other                         34,031         33,924         0.3%            68,135         68,149          -
----------------------------------------------------------------------------------------------------------------
   Total                       $440,690       $414,052         6.4%        $  863,965     $  819,041       5.5%
----------------------------------------------------------------------------------------------------------------
The Boston Globe
   Advertising                 $116,726       $114,616         1.8%        $  225,236     $  225,911      -0.3%
   Circulation                   33,578         33,661        -0.3%            65,903         66,523      -0.9%
   Other                          2,153          2,093         2.9%             4,322          4,076       6.0%
----------------------------------------------------------------------------------------------------------------
   Total                       $152,457       $150,370         1.4%        $  295,461     $  296,510      -0.4%
----------------------------------------------------------------------------------------------------------------
Regional Newspapers
   Advertising                 $ 89,773       $ 84,688         6.0%        $  177,667     $  167,043       6.4%
   Circulation                   19,112         19,136        -0.1%            39,347         39,545      -0.5%
   Other                          3,963          3,540        12.0%             7,805          6,977      11.9%
----------------------------------------------------------------------------------------------------------------
   Total                       $112,848       $107,364         5.1%        $  224,819     $  213,565       5.3%
----------------------------------------------------------------------------------------------------------------
Total Newspaper Group
   Advertising                 $499,182       $468,451         6.6%        $  971,139     $  923,449       5.2%
   Circulation                  166,666        163,779         1.8%           332,844        326,465       2.0%
   Other                         40,147         39,556         1.5%            80,262         79,202       1.3%
----------------------------------------------------------------------------------------------------------------
   Total                       $705,995       $671,786         5.1%        $1,384,245     $1,329,116       4.2%
----------------------------------------------------------------------------------------------------------------

      Advertising volume on a comparable basis for the quarter was as follows:

----------------------------------------------------------------------------------------------------------------
                                        Three Months Ended                          Six months Ended
                            -------------------------------------------------------------------------------------
(Inches in thousands,
preprints in thousands of      June 27,       June 28,                       June 27,       June 28,
copies)                            1999           1998     % Change              1999           1998   % Change
----------------------------------------------------------------------------------------------------------------
The New York Times
   Retail                         137.4          136.0         1.0%             262.6          260.0       1.0%
   National                       379.6          352.0         7.8%             729.8          692.7       5.4%
   Classified                     264.2          263.7         0.2%             519.0          518.4       0.1%
   Zoned                          275.5          270.3         1.9%             499.7          492.8       1.4%
----------------------------------------------------------------------------------------------------------------
   Total                        1,056.7        1,022.0         3.4%           2,011.1        1,963.9       2.4%
----------------------------------------------------------------------------------------------------------------
   Preprints                     95,521         77,089        23.9%           192,030        151,988      26.3%
----------------------------------------------------------------------------------------------------------------
The Boston Globe
   Retail                         156.7          170.5        -8.1%             295.3          309.9      -4.7%
   National                       180.9          186.7        -3.1%             354.2          355.1      -0.3%
   Classified                     357.3          350.1         2.1%             694.7          693.0       0.2%
   Zoned                           75.0           79.1        -5.1%             130.7          140.6      -7.0%
----------------------------------------------------------------------------------------------------------------
   Total                          769.9          786.4        -2.1%           1,474.9        1,498.6      -1.6%
----------------------------------------------------------------------------------------------------------------
   Preprints                    190,836        181,132         5.4%           377,198        351,613       7.3%
----------------------------------------------------------------------------------------------------------------
Regional Newspapers
   Retail                       1,857.2        1,960.8        -5.3%           3,706.0        3,864.3      -4.1%
   National                        72.4           63.1        14.7%             140.9          132.5       6.4%
   Legal                          189.4          213.7       -11.4%             273.4          296.0      -7.6%
   Classified                   2,037.0        1,922.8         5.9%           3,954.8        3,714.8       6.5%
----------------------------------------------------------------------------------------------------------------
   Total                        4,156.0        4,160.4        -0.1%           8,075.1        8,007.6       0.8%
----------------------------------------------------------------------------------------------------------------
   Preprints                    269,634        258,854         4.2%           539,856        520,386       3.7%
----------------------------------------------------------------------------------------------------------------

      Average circulation for The Times, The Globe and the Regional Newspapers (excluding non-dailies) for the quarter and six months ended June 27, 1999, compared with the quarter and six months ended June 28, 1998, was as follows:

--------------------------------------------------------------------------------
                                                Three Months Ended
                                                   June 27, 1999
                                ------------------------------------------------
(Copies in thousands)              Weekday     % Change     Sunday    % Change
--------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                 1,102.6         2.9%    1,671.4        2.4%
The Boston Globe                     462.1        -1.4%      722.8       -4.0%
Regional Newspapers                  724.8          --       765.6       -0.7%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                 Six Months Ended
                                                   June 27, 1999
                                ------------------------------------------------
(Copies in thousands)              Weekday     % Change     Sunday    % Change
--------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                 1,115.6         2.6%    1,689.4        2.7%
The Boston Globe                     462.2        -0.7%      724.3       -3.4%
Regional Newspapers                  749.8        -0.2%      795.9       -0.8%
--------------------------------------------------------------------------------

      Circulation growth for The Times was primarily due to improved availability in major markets across the nation and programs to improve the quality and levels of its home-delivery circulation base. Additionally, The Times and The Globe have continued to make improvements in delivery service to attract new readers and retain existing ones.

      Broadcast Group: The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

--------------------------------------------------------------------------------
                           Three Months Ended              Six Months Ended
                        --------------------------------------------------------
                          June 27,    June 28,         June 27,       June 28,
(Dollars in thousands)        1999        1998             1999           1998
--------------------------------------------------------------------------------
                               (13 Weeks)                      (26 Weeks)

Revenues                   $40,805     $41,049          $73,897        $74,347
--------------------------------------------------------------------------------
EBITDA                     $19,068     $18,020          $30,423        $29,760
--------------------------------------------------------------------------------
Operating Profit           $14,705     $13,610          $21,691        $20,894
--------------------------------------------------------------------------------

      Operating profit increased 8.1% in the second quarter to $14.7 million from $13.6 million while revenues remained flat. For the first half of 1999, revenues and operating profit totaled $73.9 million and $21.7 million compared with $74.3 million and $20.9 million in the same period of 1998, when four of the Company's eight television stations benefited from broadcasting the Winter Olympics. Second-quarter and first-half operating profit and revenues were adversely affected by tornado storm coverage at the Company's Oklahoma City station.

      Magazine Group: The Magazine Group is comprised of three golf publications and related activities in the golf field.

--------------------------------------------------------------------------------
                              Three Months Ended            Six Months Ended
                           -----------------------------------------------------
                             June 27,     June 28,      June 27,      June 28,
(Dollars in thousands)           1999         1998          1999          1998
--------------------------------------------------------------------------------
                                  (13 Weeks)                   (26 Weeks)
Revenues
Magazines                     $32,585      $33,855       $60,301       $63,290
Non-Compete Agreement              --        2,500            --         5,000
--------------------------------------------------------------------------------
Total Revenues                $32,585      $36,355       $60,301       $68,290
--------------------------------------------------------------------------------
EBITDA                        $ 8,462      $ 9,877       $13,262       $16,064
--------------------------------------------------------------------------------
Operating Profit
Magazines                     $ 8,107      $ 9,503       $12,576       $15,321
Non-Compete Agreement              --        2,500            --         5,000
--------------------------------------------------------------------------------
Total Operating Profit        $ 8,107      $12,003       $12,576       $20,321
--------------------------------------------------------------------------------

      The Magazine Group's second-quarter revenues and operating profit were $32.6 million and $8.1 million compared with $33.9 million and $9.5 million in the 1998 second quarter. For the first half of 1999, revenues and operating profit were $60.3 million and $12.6 million compared with $63.3 million and $15.3 million in the first half of 1998. Excluded from these results is revenue from the amortization of a non-compete agreement that ended last July, which increased 1998 second-quarter and first-half operating profit by $2.5 million and $5.0 million. Consolidation in the golf equipment industry and a competitive rate environment adversely affected the Group's revenues.

Liquidity and Capital Resources

      Net cash provided by operating activities was $228.3 million for the first six months of 1999, compared with $215.0 million for the first six months of 1998. The increase of $13.3 million in 1999 was primarily due to improved earnings. Net cash used in investing activities was $28.1 million in the first six months of 1999, compared with $21.8 million in the 1998 comparable period. The increase of $6.3 million in 1999 was primarily due to additional contributions to minority interest investments in Internet-related companies. This increase was partially offset by reduced levels of capital expenditures. Net cash used in financing activities was $204.3 million in the first six months of 1999, compared with $257.7 million in the 1998 comparable period. The decrease of $53.4 million in 1999 was primarily related to an increase in commercial paper borrowings to fund increased levels of stock repurchases, and partially offset by the debt extinguishment in 1998.

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover working capital needs, stock repurchases, planned capital expenditures, dividend payments to stockholders and other cash requirements. The ratio of current assets to current liabilities was 75% at June 27, 1999, and 87% at June 28, 1998. This decrease is principally due to an increase in commercial paper outstanding at June 27, 1999, mostly resulting from the funding of stock repurchases. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 30% at June 27, 1999, compared with 21% at June 28, 1998. This increase was principally due to stock repurchases.

      Financing: The Company's total debt, including commercial paper and capital leases, was $805.9 million at June 27, 1999, and $562.0 million at June 28, 1998. The increase in total debt was primarily from an increase in commercial paper. Effective July 1999, the Company increased the funds available under its revolving credit agreements from $300 million to $400 million, which require, among other provisions, specified levels of stockholders' equity. A revolving credit agreement for $200 million expires in June 2000, and an additional revolving credit agreement for $200 million expires in July 2002. The Company had $206.6 million in commercial paper outstanding at June 27, 1999, which obligations are supported by these revolving credit agreements. No commercial paper was outstanding at June 28, 1998. Approximately $564.0 million of stockholders' equity was unrestricted under these agreements at June 27, 1999, and $898.6 million was unrestricted at June 28, 1998. This decrease was principally due to stock repurchases.

      Capital Expenditures: The Company currently estimates that capital expenditures for 1999 will range from $90.0 million to $100.0 million. The Company currently anticipates that depreciation and amortization expense will approximate $195.0 million for 1999 compared with $188.2 million in 1998.

      Year 2000 Readiness Disclosure: The Company has evaluated the potential impact of the situation commonly known as the "Year 2000 problem." The Year 2000 problem, which is common to most corporations, concerns the ability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information related to the Year 2000.

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

The systems identified in the inventory were further categorized into five priority classifications:

      o Shutdown - highest priority. If these systems (e.g., editorial systems, presses, and utilities) were to fail, the Company's ability to continue its operations would be seriously impaired. Approximately 8% of the identified systems are in this category.

      o Impractical Workaround - If these systems were to fail, the available alternatives are too expensive to implement. Approximately 9%.

      o Costly Workaround - If these systems were to fail, a feasible but costly alternative exists. Approximately 28%.

      o Additional But Manageable Cost - If these systems fail, an alternative solution exists at a moderate cost. Approximately 22%.

      o No Impact - Little if any consequence to the business if these systems fail. Approximately 33%.

      By October 1997 the Company had completed the inventory phase and turned its attention to the remediation phase. Target dates for each item in the inventory were identified and are continually monitored to ensure timely resolution of the issues. The remediation strategy involves a mix of purchasing new systems, modifying existing systems, retiring obsolete systems and confirming vendor compliance. As of June 27, 1999, 97% of all systems had been remediated and tested. Testing systems for Year 2000 compliance includes the use of dates that simulate transactions and environments, both prior and subsequent to the Year 2000, including specific testing for leap year.

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

      With respect to its internal operations, those over which the Company has direct control, the Company believes that all of its critical systems (i.e., those categorized in the shutdown or impractical workaround categories described above) will be remediated and tested by the end of the third quarter of 1999. Like most large business enterprises, the Company is reliant upon certain critical vendors. Certain of these vendors have yet to provide a Year 2000 compliant product, while services that are provided by certain other vendors cannot be tested (i.e., power and telecommunications). The Company believes the possibility of critical vendor failures to be remote based on the information supplied to date by such critical vendors.

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

                                            THE NEW YORK TIMES COMPANY
                                                   (Registrant)


Date:    August 11, 1999                        /S/ John M. O'Brien
                                           -----------------------------
                                                  John M. O'Brien
                                             Senior Vice President and
                                              Chief Financial Officer
                                           (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                           Quarter Ended June 27, 1999

Exhibit No.             Exhibit
-----------             -------


12                      Ratio of Earnings to Fixed Charges

27                      Financial Data Schedule