Form 10-Q
period 1999-09-26
NEW YORK TIMES CO
filed 1999-11-10
CIK 71691

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        QUARTERLY REPORT UNDER SECTION 13
                           or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

For Quarter Ended                                     September 26, 1999
                                                      ------------------

Commission file number                                      1-5837
                                                      ------------------

                           THE NEW YORK TIMES COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                      13-1102020
  ------------------------------                      -------------------
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

Number of shares of each class of the registrant's common stock outstanding as of November 5, 1999 (exclusive of treasury shares):

           Class A Common Stock                          170,406,039 shares
           Class B Common Stock                              849,520 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                              Three Months Ended                      Nine Months Ended
                                                       -----------------------------------     ----------------------------------
                                                        September 26,      September 27,       September 26,      September 27,
                                                                 1999               1998                1999               1998
                                                       -----------------------------------     ----------------------------------
Revenues
    Advertising...........................................   $513,707           $471,166          $1,598,974         $1,510,621
    Circulation...........................................    168,181            167,180             513,741            507,205
    Other.................................................     47,770             44,382             135,386            136,654
                                                             --------           --------          ----------         ----------
       Total..............................................    729,658            682,728           2,248,101          2,154,480
                                                             --------           --------          ----------         ----------

Production costs
    Raw materials.........................................     67,462             83,493             237,245            260,016
    Wages and benefits....................................    142,285            137,145             436,584            426,647
    Other.................................................    103,240             97,203             306,181            295,646
                                                             --------           --------          ----------         ----------
       Total..............................................    312,987            317,841             980,010            982,309

Selling, general and administrative expenses..............    303,901            263,466             885,219            809,266
                                                             --------           --------          ----------         ----------

       Total..............................................    616,888            581,307           1,865,229          1,791,575
                                                             --------           --------          ----------         ----------

Operating profit..........................................    112,770            101,421             382,872            362,905

Income from joint ventures................................      4,888              5,336              12,356             13,614

Interest expense - net....................................     12,936             10,337              37,673             30,964

Gain on dispositions of assets............................         --                 --                  --             12,619
                                                             --------           --------          ----------         ----------

Income before income taxes and
    extraordinary item....................................    104,722             96,420             357,555            358,174

Income taxes..............................................     44,716             41,445             152,676            155,831
                                                             --------           --------          ----------         ----------

Income before extraordinary item..........................     60,006             54,975             204,879            202,343

Extraordinary item, net of tax
    Debt extinguishment...................................         --                 --                  --              7,716
                                                             --------           --------          ----------         ----------

Net Income................................................   $ 60,006           $ 54,975          $  204,879         $  194,627
                                                             ========           ========          ==========         ==========

Average number of common shares outstanding
     Basic................................................    173,829            188,546             176,560            190,889
     Diluted..............................................    177,720            192,284             180,068            195,082

Per share of common stock
     Basic earnings before extraordinary item.............   $   0.35           $   0.29           $    1.16         $     1.06
     Extraordinary item, net of tax.......................         --                 --                  --              (0.04)
                                                             --------           --------          ----------         ----------
     Basic earnings after extraordinary item..............   $   0.35           $   0.29           $    1.16         $     1.02
                                                             ========           ========          ==========         ==========

     Diluted earnings before extraordinary item...........   $   0.34           $   0.29           $    1.14         $     1.04
     Extraordinary item, net of tax.......................         --                 --                  --              (0.04)
                                                             --------           --------          ----------         ----------
     Diluted earnings after extraordinary item............   $   0.34           $   0.29           $    1.14         $     1.00
                                                             ========           ========          ==========         ==========

     Dividends............................................   $  0.105           $  0.095           $   0.305         $    0.275
                                                             ========           ========          ==========         ==========

            See Notes to Consolidated Condensed Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                     September 26,  December 27,
                                                              1999          1998
                                                     -------------  ------------
                                                       (Unaudited)
ASSETS

Current Assets

    Cash and cash equivalents .......................   $   43,578   $   35,991

     Accounts receivable-net ........................      324,235      331,933


    Inventories
       Newsprint and magazine paper .................       28,134       27,705
       Work-in-process and other ....................        5,780        4,582
                                                        ----------   ----------

           Total inventories ........................       33,914       32,287

    Deferred income taxes ...........................       27,866       40,612

    Other current assets ............................       99,639       76,153
                                                        ----------   ----------

           Total current assets .....................      529,232      516,976
                                                        ----------   ----------

Other Assets

    Investments in joint ventures ...................      126,212      122,273

    Property, plant and equipment (less accumulated
       depreciation of $992,720 in 1999
       and $897,304 in 1998) ........................    1,267,686    1,326,196

    Intangible assets acquired
       Cost in excess of net assets acquired (less
       accumulated amortization of $264,078
       in 1999 and $240,676 in 1998) ................      969,700      963,347

       Other intangible assets acquired (less
       accumulated amortization of $80,384
       in 1999 and $64,746 in 1998) .................      348,588      364,226

    Miscellaneous assets ............................      223,918      172,091
                                                        ----------   ----------

TOTAL ASSETS ........................................   $3,465,336   $3,465,109
                                                        ==========   ==========

            See Notes to Consolidated Condensed Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                           September 26,   December 27,
                                                                                    1999           1998
                                                                           -------------   ------------
                                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

    Commercial paper outstanding .........................................   $   219,500    $   124,100
    Accounts payable .....................................................       177,839        163,783
    Accrued payroll and other related liabilities ........................        85,149         87,265
    Accrued expenses .....................................................       183,388        166,761
    Unexpired subscriptions ..............................................        83,413         81,080
    Current portion of long-term debt and
       capital lease obligations .........................................       101,926          1,867
                                                                             -----------    -----------

       Total current liabilities .........................................       851,215        624,856
                                                                             -----------    -----------

Other Liabilities

    Long-term debt .......................................................       414,195        513,695
    Capital lease obligations ............................................        83,138         84,123
    Deferred income taxes ................................................       143,113        165,268
    Other ................................................................       595,307        545,697
                                                                             -----------    -----------

       Total other liabilities ...........................................     1,235,753      1,308,783
                                                                             -----------    -----------

       Total liabilities .................................................     2,086,968      1,933,639
                                                                             -----------    -----------

Stockholders' Equity

    Capital stock of $.10 par value
      Class A - authorized 300,000,000 shares; issued: 1999 - 188,496,309;
         1998 - 185,763,418 (including treasury shares: 1999 -
         16,680,441; 1998 - 5,000,000) ...................................        18,850         18,575
      Class B - convertible - authorized 849,602 shares; issued: 1999 -
         849,520;  1998 - 849,602 (including treasury shares: 1999 and
         1998 - none) ....................................................            86             86
    Additional paid-in capital ...........................................        84,423             --
    Accumulated other comprehensive income (loss) ........................         7,166         (2,609)
    Retained earnings ....................................................     1,828,547      1,677,469
    Common stock held in treasury, at cost ...............................      (560,704)      (162,051)
                                                                             -----------    -----------

       Total stockholders' equity ........................................     1,378,368      1,531,470
                                                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $ 3,465,336    $ 3,465,109
                                                                             ===========    ===========

            See Notes to Consolidated Condensed Financial Statements.

                          THE NEW YORK TIMES COMPANY

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                          Nine Months Ended
                                                    ----------------------------
                                                    September 26,  September 27,
                                                             1999           1998
                                                    ----------------------------

OPERATING ACTIVITIES

Net cash provided by operating activities ............   $ 381,934    $ 327,594
                                                         ---------    ---------
INVESTING ACTIVITIES

Additions to property, plant and equipment ...........     (47,140)     (54,385)

Net proceeds from dispositions .......................      11,434        9,934
Other-net ............................................     (18,181)      17,260
                                                         ---------    ---------

Net cash used in investing activities ................     (53,887)     (27,191)
                                                         ---------    ---------

FINANCING ACTIVITIES

Commercial paper borrowings ..........................      95,400       67,750
Debt extinguishment ..................................          --      (75,616)
Other long-term debt reduction .......................      (1,151)      (3,204)
Capital shares
     Issuances .......................................      13,941        6,365
     Repurchases .....................................    (374,849)    (318,336)
Dividends paid to stockholders .......................     (53,801)     (52,357)
                                                         ---------    ---------

Net cash used in financing activities ................    (320,460)    (375,398)
                                                         ---------    ---------

Increase/(Decrease) in cash and cash equivalents .....       7,587      (74,995)

Cash and cash equivalents at the beginning of the year      35,991      106,820
                                                         ---------    ---------
Cash and cash equivalents at the end of the quarter ..   $  43,578    $  31,825
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

NONCASH FINANCING AND INVESTING TRANSACTIONS

1. Repurchases of common stock in connection with noncash exercises under the Company's stock option plans increased treasury stock by $24.3 million in 1999 and $30.2 million in 1998. Additional paid-in capital was increased by a corresponding amount. The cost of shares reacquired in connection with taxes due from optionees on noncash exercises under the Company's stock option plans is included in repurchases in the Consolidated Condensed Statements of Cash Flows above and amounted to $12.9 million in the first nine months of 1999 and $21.7 million in the first nine months of 1998.

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

            See Notes to Consolidated Condensed Financial Statements.

                           THE NEW YORK TIMES COMPANY

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

      The accompanying Notes to Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 27, 1998, for The New York Times Company (the "Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim period ended, have been included. Due to the seasonal nature of the Company's business, results for the interim periods are not necessarily indicative of a full year's operations. The fiscal periods included herein comprise 13 weeks for the three-month periods and 39 weeks for the nine-month periods.

      Certain reclassifications have been made to the 1998 Consolidated Condensed Financial Statements to conform with classifications used at September 26, 1999.

2. Income Taxes

      Reconciliations between the effective rate on income before income taxes and extraordinary item, and the federal statutory rate are as follows:

                                                           Three Months Ended                       Nine Months Ended
                                                   ---------------------------------------------------------------------------------
                                                      September 26,      September 27,        September 26,        September 27,
                                                               1999               1998                 1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                 % of               % of             % of                     % of
(Dollars in thousands)                               Amount   Pre-tax     Amount  Pre-tax    Amount  Pre-tax      Amount   Pre-tax
------------------------------------------------------------------------------------------------------------------------------------
Tax at the federal statutory rate..............     $36,653     35.0%    $33,747     35.0% $125,144    35.0%    $120,944     35.0%

State and local income taxes-net of federal
  benefit......................................       5,851      5.6       6,197      6.4    19,979     5.6       23,014      6.7

Amortization of nondeductible intangible
  assets acquired..............................       1,909      1.8       1,852      1.9     6,517     1.8        6,704      1.9

Other-net .....................................         303      0.3        (351)    (0.3)    1,036     0.3        (344)     (0.1)
                                                   ---------------------------------------------------------------------------------

Subtotal.......................................     $44,716     42.7%    $41,445     43.0% $152,676    42.7%    $150,318     43.5%
                                                   ---------------------------------------------------------------------------------

Gain on dispositions of assets.................          --       --          --       --        --      --        5,513       --
                                                   ---------------------------------------------------------------------------------

Income tax expense.............................     $44,716       --     $41,445       --  $152,676      --     $155,831       --
                                                   =================================================================================

      The IRS has principally completed its review of the Company's current federal tax audit cycle for the years 1993 through 1995. This tax audit resulted in a favorable tax settlement, which was not material to the Company's Consolidated Condensed Financial Statements.

3. Debt Obligations

      In July 1999 the availability of funds under a revolving credit agreement was increased to $200.0 million from $100.0 million. That agreement expires in June 2000. An additional $200.0 million revolving credit agreement remains unchanged and expires in July 2002. The Company has a total of $400.0 million in revolving credit agreements, which require, among other provisions, specified levels of stockholders' equity. The amount outstanding under these agreements was $219.5 million as of September 26, 1999. The amount available under these agreements was $180.5 million as of September 26, 1999. Approximately $537.6 million of stockholders' equity was unrestricted under these agreements at September 26, 1999.

      The Company currently maintains $599.3 million in long-term debt and capital leases, of which $100.0 million is due on April 28, 2000, and the remainder of which generally matures from October 2003 to March 2025. On November 5, 1999, the Company issued an additional $49.5 million in notes under its medium-term note program which mature on November 5, 2009.

4. Stock Repurchase Program

      During the first nine months of 1999, the Company repurchased 10.6 million shares of Class A Common Stock at a cost of $362.0 million. The average price of these repurchases was $34 per share. The effect of these repurchases on diluted earnings per share for the third quarter was an increase of $.03 and for the nine months ended September 26, 1999, was an increase of $.09. On June 17, 1999, the Board of Directors authorized additional repurchase expenditures under the Company's stock repurchase program for up to $500.0 million. As of November 5, 1999, the remaining amount of repurchase authorizations from the Company's Board of Directors was $451.4 million.

5. Voluntary Staff Reductions

      The Company recorded work force reduction expenses of $6.1 million in the third quarter of 1999 and $10.1 million for the first nine months of 1999. No charges were recorded in the first nine months of 1998. Work force reduction accruals included in accrued expenses on the Company's Consolidated Condensed Balance Sheets amounted to $17.2 million at September 26, 1999, and $22.0 million at December 27, 1998. Most of the accruals outstanding at September 26, 1999, will be paid within one year.

6. Comprehensive Income

      The Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," established standards for reporting comprehensive income and requires that all components of comprehensive income be presented in financial statements.

      Comprehensive income for the Company principally includes unrealized gains/(losses) on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," foreign currency translation adjustments, and net income as reported in the Company's Consolidated Condensed Statements of Income. The unrealized appreciation on available-for-sale securities, which were purchased in 1999, was included in miscellaneous assets on the Company's Consolidated Condensed Balance Sheets and amounted to $16.4 million as of September 26, 1999. The fair value of the available-for-sale securities included in miscellaneous assets was $32.0 million as of September 26, 1999.

      Comprehensive income for 1999 and 1998 was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                 Three Months Ended             Nine Months Ended
                                                            ---------------------------------------------------------
                                                           September 26,  September 27,  September 26,  September 27,
(Dollars in thousands)                                              1999           1998           1999           1998
---------------------------------------------------------------------------------------------------------------------
Net Income                                                       $60,006        $54,975       $204,879       $194,627
Foreign currency translation adjustments                            (152)        (1,009)         1,291         (2,153)
Change in unrealized gains/(losses) on marketable
securities                                                        (8,539)            --         16,429             --
Income tax benefit/(charge)                                        3,907            434         (7,945)           926
---------------------------------------------------------------------------------------------------------------------
Comprehensive income                                             $55,222        $54,400       $214,654       $193,400
---------------------------------------------------------------------------------------------------------------------

      The accumulated other comprehensive income (loss) on the Company's Consolidated Condensed Balance Sheets was net of a deferred income tax liability of $5.8 million as of September 26, 1999, and net of a deferred income tax asset of $2.1 million as of December 27, 1998.

7. Segment Statements of Income

-----------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                          Nine Months Ended
                                               ------------------------------------------------------------------------------
                                               September 26,       September 27,        September 26,           September 27,
(Dollars in thousands)                                  1999                1998                 1999                    1998
-----------------------------------------------------------------------------------------------------------------------------
REVENUES
Newspapers.............................              $667,680            $620,964           $2,051,926              $1,950,079
Broadcast..............................                35,210              34,817              109,107                 109,164
Magazines..............................                26,768              26,947               87,068                  95,237
                                           -----------------------------------------------------------------------------------
  Total................................              $729,658            $682,728           $2,248,101              $2,154,480
                                           ===================================================================================

OPERATING PROFIT (LOSS)
Newspapers.............................              $109,029            $ 95,013           $  365,205              $  332,085
Broadcast..............................                 9,957               9,679               31,648                  30,573
Magazines..............................                 3,975               4,489               16,551                  24,810
Unallocated corporate expenses.........               (10,191)             (7,760)             (30,532)                (24,563)
                                           -----------------------------------------------------------------------------------
  Total................................               112,770             101,421              382,872                 362,905
                                           -----------------------------------------------------------------------------------

Income from joint ventures............                  4,888               5,336               12,356                  13,614
Interest expense, net..................                12,936              10,337               37,673                  30,964
Gain on dispositions of assets.........                    --                  --                   --                  12,619
                                           -----------------------------------------------------------------------------------
Income before income taxes
  and extraordinary item...............               104,722              96,420              357,555                 358,174
Income taxes...........................                44,716              41,445              152,676                 155,831
                                           -----------------------------------------------------------------------------------
Income before extraordinary item.......                60,006              54,975              204,879                 202,343
Extraordinary item, net of tax:
  Debt extinguishment..................                    --                  --                   --                   7,716
                                           -----------------------------------------------------------------------------------
NET INCOME.............................              $ 60,006            $ 54,975           $  204,879              $  194,627
                                           ===================================================================================

      See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable operating segments.

8. Dividend Rate Increase

      On April 15, 1999, the Board of Directors authorized a $.01 increase in the quarterly dividend payments from $.095 per share to $.105 per share on both Class A and B Common Stock effective with the June 1, 1999, record date.

9. Acquisitions

      On October 14, 1999, the Company announced an agreement to acquire the assets and assume certain liabilities of a daily newspaper, the Worcester Telegram & Gazette, in Worcester, Massachusetts, for approximately $295.0 million. This acquisition is expected to close prior to the end of the Company's fiscal year ending December 1999. The cost of this acquisition is expected to be funded through financing currently available to the Company.

      On July 22, 1999, the Company acquired Abuzz Technologies, Inc. ("Abuzz"), an Internet knowledge management concern. The principal business of Abuzz involves a software solution that facilitates the building of online communities of interest by connecting people with questions to people with answers. This acquisition is not material to the Company's Consolidated Condensed Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Advertising revenues accounted for approximately 71% and circulation revenues accounted for 23% of the Company's revenues in the third quarter and first nine months of 1999. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters when economic activity tends to be lower after the holiday season and in the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

      Newsprint is the major component of the Company's cost of raw materials. The Company's cost of newsprint was lower in the third quarter and the first nine months of 1999 than in the comparable 1998 periods. The cost of newsprint during the remainder of 1999 is expected to be below that of 1998.

      The Company's consolidated financial results for the quarter and nine months ended September 26, 1999, compared with the quarter and nine months ended September 27, 1998, were as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended                        Nine Months Ended
                                           ------------------------------------------------------------------------------------
                                             September 26,  September 27,              September 26,  September 27,
(Dollars in thousands, except per share data)         1999           1998   % Change           1999           1998    % Change
------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $729,658       $682,728      6.9%      $2,248,101     $2,154,480       4.3%
------------------------------------------------------------------------------------------------------------------------------
Operating profit                                  $112,770       $101,421     11.2%      $  382,872      $  362,905      5.5%
------------------------------------------------------------------------------------------------------------------------------
Net Income before special items                   $ 63,526       $ 54,975     15.6%      $  210,691      $  195,248      7.9%
Special items                                       (3,520)            --       N/A          (5,812)           (621)     N/A
------------------------------------------------------------------------------------------------------------------------------
Net Income                                        $ 60,006       $ 54,975      9.2%      $  204,879      $  194,627      5.3%
------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
Net Income before special items                 $    0.36      $    0.29      24.1%      $     1.17    $      1.01      15.8%
Special items                                       (0.02)             --        N/A           (0.03)         (0.01)     N/A
------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                      $    0.34      $    0.29      17.2%      $     1.14    $      1.00      14.0%
------------------------------------------------------------------------------------------------------------------------------

      The 1999 third-quarter net income was $63.5 million or $.36 diluted earnings per share compared with net income of $55.0 million or $.29 diluted earnings per share in the third quarter of 1998, excluding special items. For the first nine months, net income was $210.7 million or $1.17 diluted earnings per share compared with net income of $195.2 million or $1.01 diluted earning per share for the first nine months of 1998, excluding special items.

      Including special items, the 1999 third-quarter net income was $60.0 million or $.34 diluted earnings per share compared with net income of $55.0 million or $.29 diluted earnings per share in the third quarter of 1998. For the first nine months net income, including special items, was $204.9 million or $1.14 diluted earnings per share compared with the net income of $194.6 million or $1.00 diluted earnings per share for the first nine months of 1998.

      Revenues for the third quarter of 1999 were $729.7 million, a 6.9% increase over 1998 third-quarter revenues of $682.7 million. Revenues for the first nine months of 1999 were $2,248.1 million, a 4.3% increase from $2,154.5 million for the same period in 1998. The increase was primarily from higher advertising rates and an improved advertising mix.

      Operating profit in the third quarter of 1999 increased 17.2% to a record $118.9 million from $101.4 million in the 1998 third quarter, excluding special items. On the same basis, operating profit for the first nine months of the year rose 8.3% to $393.0 million from $362.9 million in the corresponding period of 1998.

      Operating profit in the third quarter of 1999 increased 11.2% to $112.8 million from $101.4 million in the third quarter of 1998, including special items. For the first nine months of 1999, operating profit rose 5.5% to $382.9 million from $362.9 million in the corresponding period of 1998.

      Special items included a $6.1 million pre-tax charge for work force reduction expenses primarily at The Boston Globe ($.02 diluted earnings per share) in the third quarter of 1999. No special items were recorded in the third quarter of 1998. For the first nine months of 1999, there were work force reduction expenses of $10.1 million before taxes ($.03 diluted earnings per share), primarily at The Boston Globe. For the first nine months of 1998, special items included a debt extinguishment charge, a gain on the sale of magazine properties, and a gain on the sale of equipment, which together totaled a $1.1 million charge before taxes ($.01 diluted earnings per share).

      Excluding special items, EBITDA (earnings before interest, taxes, depreciation and amortization) in the third quarter rose to $172.5 million from $155.6 million in the 1998 third quarter. On the same basis, EBITDA for the first nine months of 1999 was $551.2 million compared with $518.2 million in the same period of 1998. The 1999 third-quarter EBITDA rose to $166.4 million from $155.6 million in the comparable 1998 period, including special items. On the same basis, EBITDA for the first nine months of 1999 was $541.0 million compared with $518.2 million in the same period of 1998.

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

      Consolidated operating expenses for 1999 and 1998 were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                       Three Months Ended                                Nine Months Ended
                          --------------------------------------------------------------------------------------------------
                          September 26,    September 27,                       September  26,   September 27,
(Dollars in thousands)             1999             1998        % Change                 1999            1998      % Change
----------------------------------------------------------------------------------------------------------------------------
Production costs
   Raw materials               $ 67,462         $ 83,493          -19.2%           $  237,245      $  260,016          -8.8%
   Wages and benefits           142,285          137,145            3.7%              436,584         426,647           2.3%
   Other                        103,240           97,203            6.2%              306,181         295,646           3.6%
----------------------------------------------------------------------------------------------------------------------------
Total production costs          312,987          317,841           -1.5%              980,010         982,309          -0.2%
Selling, general and
  administrative expenses       303,901          263,466           15.3%              885,219         809,266           9.4%
----------------------------------------------------------------------------------------------------------------------------
Total expenses                 $616,888         $581,307            6.1%           $1,865,229      $1,791,575           4.1%
----------------------------------------------------------------------------------------------------------------------------

      Production costs for the third quarter of 1999 were $313.0 million, a 1.5% decrease from 1998 third-quarter production costs of $317.8 million. For the first nine months of 1999, production costs were $980.0 million, a 0.2% decrease from $982.3 million in the comparable period of 1998. For the third quarter and first nine months of 1999 lower newsprint prices favorably affected costs.

      Selling, general and administrative expenses ("SGA expenses") in the third quarter of 1999 were $303.9 million, a 15.3% increase over the 1998 third-quarter SGA expenses of $263.5 million. For the first nine months of 1999, SGA expenses were $885.2 million, a 9.4% increase, compared with $809.3 million for the same period in 1998. The higher level of SGA expenses is partly attributable to increased national distribution and promotion costs at The New York Times newspaper, as well as higher total salary costs and work force reduction expenses. Work force reduction expenses included in the third quarter and nine months of 1999 were $6.1 million and $10.1 million, primarily at The Boston Globe.

Other Items

      Interest expense-net increased to $12.9 million in the 1999 third quarter and $37.7 million in the first nine months of 1999 compared with $10.3 million and $31.0 million in the comparable 1998 periods, principally due to additional borrowings to fund the Company's share repurchase program.

      The effective income tax rate for the third quarter and first nine months of 1999 was 42.7% compared with 43.0% in the 1998 third quarter and 43.5% in the first nine months of 1998. The decreases in the effective income tax rates were primarily due to lower state and local income taxes.

      Consolidated revenues, EBITDA, depreciation and amortization and operating profit by business segment were as follows:

-----------------------------------------------------------------------------------------------------------------
                                            Three Months Ended                        Nine Months Ended
                               ----------------------------------------------------------------------------------
                               September 26,  September 27,              September 26,  September 27,
(Dollars in thousands)                  1999           1998    % Change           1999           1998    % Change
-----------------------------------------------------------------------------------------------------------------
REVENUES

Newspapers ...................   $   667,680    $   620,964         7.5%   $ 2,051,926    $ 1,950,079         5.2%
Broadcast ....................        35,210         34,817         1.1%       109,107        109,164        -0.1%
Magazines ....................        26,768         26,947        -0.7%        87,068         95,237        -8.6%
                                 ---------------------------------------------------------------------------------
  Total ......................   $   729,658    $   682,728         6.9%   $ 2,248,101    $ 2,154,480         4.3%
                                 =================================================================================

EBITDA

Newspapers ...................   $   150,868    $   137,945         9.4%   $   489,260    $   459,661        6.4%
Broadcast ....................        14,329         14,071         1.8%        44,751         43,831        2.1%
Magazine .....................         4,339          4,022         7.9%        17,601         20,086      -12.4%
Unallocated corporate expenses        (8,125)        (5,905)      -37.6%       (23,218)       (19,286)     -20.4%
Joint ventures ...............         4,976          5,424        -8.3%        12,620         13,878       -9.1%
                                 ---------------------------------------------------------------------------------
  Total ......................   $   166,387    $   155,557         7.0%   $   541,014    $   518,170        4.4%
                                 =================================================================================

DEPRECIATION AND AMORTIZATION

Newspapers ...................   $    41,839    $    42,932       -2.5%    $   124,055    $   127,576       -2.8%
Broadcast ....................         4,372          4,392       -0.5%         13,103         13,258       -1.2%
Magazine .....................           364           (467)        N/A          1,050         (4,724)        N/A
Corporate ....................         2,066          1,824       13.3%          7,313          5,247       39.4%
Joint ventures ...............            88             88         --             264            264         --
                                 ---------------------------------------------------------------------------------
  Total ......................   $    48,729    $    48,769       -0.1%    $   145,785    $   141,621         2.9%
                                 =================================================================================

OPERATING PROFIT (LOSS)

Newspapers ...................   $   109,029    $    95,013       14.8%   $   365,205    $   332,085        10.0%
Broadcast ....................         9,957          9,679        2.9%        31,648         30,573         3.5%
Magazines ....................         3,975          4,489      -11.5%        16,551         24,810       -33.3%
Unallocated corporate expenses       (10,191)        (7,760)     -31.3%       (30,532)       (24,563)      -24.3%
                                 ---------------------------------------------------------------------------------
  Total ......................   $   112,770    $   101,421       11.2%   $   382,872    $   362,905         5.5%
                                 =================================================================================

Newspaper Group: The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 regional newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of the New York Times databases and microfilm and Internet-related ventures.

--------------------------------------------------------------------------------------------------------------------------------
                                               Three Months Ended                              Nine Months Ended
                              --------------------------------------------------------------------------------------------------
                              September 26,        September 27,                September 26,        September 27,
                                       1999                 1998     % Change            1999                 1998    % Change
--------------------------------------------------------------------------------------------------------------------------------
Revenues                           $667,680             $620,964         7.5%      $2,051,926          $1,950,079         5.2%
--------------------------------------------------------------------------------------------------------------------------------
EBITDA                             $150,868             $137,945         9.4%      $  489,260          $  459,661         6.4%
--------------------------------------------------------------------------------------------------------------------------------
Operating Profit                   $109,029              $95,013        14.8%      $  365,205          $  332,085        10.0%
--------------------------------------------------------------------------------------------------------------------------------

      Total Newspaper Group revenues in the third quarter were $667.7 million compared with $621.0 million in the third quarter of 1998. For the first nine months of 1999, revenues were $2,051.9 million compared with $1,950.1 million in the first nine months of 1998. The increase in 1999 revenues for the first nine months was primarily due to higher advertising rates and an improved advertising mix. Performance was strongest at The Times and The Globe where advertising revenues increased 10.9% and 9.8% for the third quarter. At the Regional Newspaper Group, advertising revenues were also strong, increasing 6.9% for the third quarter, due in part to the success of Celebrate 2000, a comprehensive program of millennium-related advertising, circulation and promotion initiatives. Third-quarter operating profit for the Newspaper Group increased 21.1% to $115.1 million from $95.0 million in the 1998 third quarter, excluding special items. For the first nine months of the year, operating profit increased 13.0% to $375.3 million from $332.1 million in the comparable 1998 period, excluding special items.

      Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended                                       Nine Months Ended
                           ---------------------------------------------------------------------------------------------------------
                           September 26,          September 27,                    September 26,          September 27,
(Dollars in thousands)              1999                   1998        % Change             1999                   1998     % Change
------------------------------------------------------------------------------------------------------------------------------------
The New York Times
    Advertising                 $260,451               $234,859         10.9%         $  828,687             $  765,355        8.3%
    Circulation                  110,397                107,767          2.4%            337,991                328,161        3.0%
    Other                         37,642                 35,463          6.1%            105,777                103,613        2.1%
------------------------------------------------------------------------------------------------------------------------------------
    Total                       $408,490               $378,089          8.0%         $1,272,455             $1,197,129        6.3%
------------------------------------------------------------------------------------------------------------------------------------
The Boston Globe
    Advertising                 $114,432               $104,207          9.8%          $ 339,668             $  330,117        2.9%
    Circulation                   34,414                 34,294          0.3%            100,317                100,817       -0.5%
    Other                          2,216                  2,139          3.6%              6,538                  6,215        5.2%
------------------------------------------------------------------------------------------------------------------------------------
    Total                       $151,062               $140,640          7.4%         $  446,523             $  437,149        2.1%
------------------------------------------------------------------------------------------------------------------------------------
Regional Newspapers
    Advertising                 $ 86,006               $ 80,448          6.9%         $  263,673             $  247,490        6.5%
    Circulation                   18,318                 18,462         -0.8%             57,665                 58,010       -0.6%
    Other                          3,804                  3,325         14.4%             11,610                 10,301       12.7%
------------------------------------------------------------------------------------------------------------------------------------
    Total                       $108,128               $102,235          5.8%         $  332,948             $  315,801        5.4%
------------------------------------------------------------------------------------------------------------------------------------
Total Newspaper Group
    Advertising                 $460,889               $419,514          9.9%         $1,432,028             $1,342,962        6.6%
    Circulation                  163,129                160,523          1.6%            495,973                486,988        1.8%
    Other                         43,662                 40,927          6.7%            123,925                120,129        3.2%
------------------------------------------------------------------------------------------------------------------------------------
    Total                       $667,680               $620,964          7.5%         $2,051,926             $1,950,079        5.2%
====================================================================================================================================

      Advertising volume was as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                              Nine months Ended
                                      ---------------------------------------------------------------------------------------------
(Inches in thousands, preprints in    September 26,      September 27,              September 26,        September 27,
thousands of copies)                           1999               1998    % Change           1999                 1998    % Change
-----------------------------------------------------------------------------------------------------------------------------------
The New York Times
    Retail                                    112.6              123.6       -8.9%          375.1                383.6       -2.2%
    National                                  330.8              301.1        9.9%        1,061.9                993.8        6.9%
    Classified                                235.4              243.3       -3.2%          748.7                761.7       -1.7%
    Zoned                                     214.3              222.8       -3.8%          720.3                715.6        0.7%
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                     893.1              890.8        0.3%        2,906.0              2,854.7        1.8%
-----------------------------------------------------------------------------------------------------------------------------------
    Preprints                                95,501             74,598       28.0%        288,557              226,586       27.3%
-----------------------------------------------------------------------------------------------------------------------------------
The Boston Globe
    Retail                                    145.8              151.1       -3.5%          441.1                461.0       -4.3%
    National                                  170.2              156.6        8.6%          524.3                511.7        2.5%
    Classified                                347.2              340.6        1.9%        1,041.8              1,033.6        0.8%
    Zoned                                      54.9               58.7       -6.5%          185.7                199.4       -6.9%
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                     718.1              707.0        1.6%        2,192.9              2,205.7       -0.6%
-----------------------------------------------------------------------------------------------------------------------------------
    Preprints                               181,565            185,041       -1.9%        558,763              536,654        4.1%
-----------------------------------------------------------------------------------------------------------------------------------
Regional Newspapers
    Retail                                  1,732.6            1,793.3       -3.4%        5,438.6              5,657.6       -3.9%
    National                                   62.4               54.2       15.1%          203.3                186.7        8.9%
    Classified                              2,001.4            1,893.2        5.7%        5,956.2              5,608.0        6.2%
    Legal                                      89.3               95.4       -6.4%          362.7                391.4       -7.3%
-----------------------------------------------------------------------------------------------------------------------------------
    Total                                   3,885.7            3,836.1        1.3%       11,960.8             11,843.7        1.0%
-----------------------------------------------------------------------------------------------------------------------------------
    Preprints                               251,086            245,466        2.3%        790,942              765,852        3.3%
-----------------------------------------------------------------------------------------------------------------------------------

      Average circulation for The Times, The Globe and the Regional Newspapers (excluding non-dailies) for the third quarter and nine months ended September 26, 1999, compared with the third quarter and nine months ended September 27, 1998, was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                         September 26, 1999
                                                 --------------------------------------------------------------------
                                                                          % Change                         % Change
(Copies in thousands)                                    Weekday                           Sunday
---------------------------------------------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                                       1,070.1              0.8%        1,637.7              1.0%
The Boston Globe                                           463.6             -1.9%          737.5             -1.5%
Regional Newspapers                                        698.6             -0.8%          747.4             -1.1%
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                         Nine Months Ended
                                                                         September 26, 1999
                                                 --------------------------------------------------------------------
                                                                          % Change                         % Change
(Copies in thousands)                                    Weekday                           Sunday
---------------------------------------------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                                       1,100.3              2.0%        1,672.7              2.2%
The Boston Globe                                           462.6             -1.1%          729.2             -2.7%
Regional Newspapers                                        732.8             -0.4%          779.8             -0.9%
---------------------------------------------------------------------------------------------------------------------

      Circulation growth for The Times was primarily due to additional availability in major markets across the nation combined with programs to improve the quality and levels of its home-delivery circulation base. Additionally, The Times and The Globe have continued to make improvements in delivery service to attract new readers and retain existing ones.

      Internet-related revenues and the operating loss in the Newspaper Group were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                                  Nine Months Ended
                              ------------------------------------------------------------------------------------------------------
                              September  26,      September  27,                    September 26,      September 27,
(Dollars in thousands)                  1999                1998       % Change              1999               1998       % Change
------------------------------------------------------------------------------------------------------------------------------------
Revenues
    Advertising                      $ 6,319             $ 3,604         75.3%           $ 15,292            $ 9,835         55.5%
    Circulation and Other              1.053                 614         71.5%              2,683              2,522          6.4%
                              ------------------------------------------------------------------------------------------------------
    Total                            $ 7,372             $ 4,218         74.8%           $ 17,975            $12,357         45.5%
                              ======================================================================================================
Operating Loss                       $(6,150)            $(3,164)       -94.4%           $(13,450)           $(7,286)       -84.6%
                              ======================================================================================================

      Revenues from Internet-related ventures in the Newspaper Group grew 74.8% in the third quarter to $7.4 million versus $4.2 million in the 1998 third quarter. For the first nine months of 1999 revenue increased 45.5% to $18.0 million from $12.4 million in the comparable 1998 period.

      Internet-related revenues and the operating loss include The New York Times on the Web, New York Today, boston.com and the Regional Newspapers' Web sites. In July 1998 The New York Times on the Web stopped charging users outside the United States for subscription fees.

      Broadcast Group: The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

-----------------------------------------------------------------------------------------------------------------
                                  Three Months Ended                               Nine Months Ended
                        -----------------------------------------------------------------------------------------
                        September 26,   September 27,                 September 26,    September 27,
(Dollars in thousands)           1999            1998     % Change             1999             1998     % Change
-----------------------------------------------------------------------------------------------------------------
Revenues                      $35,210         $34,817         1.1%         $109,107         $109,164        -0.1%
-----------------------------------------------------------------------------------------------------------------
EBITDA                        $14,329         $14,071         1.8%         $ 44,751         $ 43,831         2.1%
-----------------------------------------------------------------------------------------------------------------
Operating Profit              $ 9,957         $ 9,679         2.9%         $ 31,648         $ 30,573         3.5%
-----------------------------------------------------------------------------------------------------------------

      Revenues increased 1.1% in the third quarter to $35.2 million from $34.8 million in the 1998 third quarter, while operating profit improved 2.9% to $10.0 million from $9.7 million last year. Year-to-date, revenues and operating profit totaled $109.1 million and $31.6 million compared with $109.2 million and $30.6 million in the same period of 1998, when the Company's eight television stations benefited from broadcasting political advertising, and four of the eight television stations benefited from the Winter Olympics. Year-to-date, revenues and operating profit were adversely affected by tornado coverage at the Company's Oklahoma City station.

Magazine Group: The Magazine Group is comprised of three golf publications and related activities in the golf field.

------------------------------------------------------------------------------------------------------------------------------------
                                       Three Months Ended                                      Nine Months Ended
                             -------------------------------------------------------------------------------------------------------
                             September 26,         September 27,                  September 26,       September 27,
(Dollars in thousands)                1999                  1998    % Change              1999                 1998    % Change
------------------------------------------------------------------------------------------------------------------------------------
                                                      (13 Weeks)                                         (39 Weeks)
Revenues
Magazines                         $26,768               $26,114          2.5%         $87,068              $89,404          -2.6%
Non-Compete Agreement                  --                   833          N/A               --                5,833           N/A
------------------------------------------------------------------------------------------------------------------------------------
Total Revenues                    $26,768               $26,947         -0.7%         $87,068              $95,237          -8.6%
------------------------------------------------------------------------------------------------------------------------------------
EBITDA                           $  4,339              $  4,022          7.9%         $17,601              $20,086         -12.4%
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)
Magazines                         $ 3,975               $ 3,656          8.7%         $16,551              $18,977         -12.8%
Non-Compete Agreement                  --                   833          N/A               --                5,833           N/A
------------------------------------------------------------------------------------------------------------------------------------
Total Operating Profit            $ 3,975               $ 4,489        -11.5%         $16,551              $24,810         -33.3%
------------------------------------------------------------------------------------------------------------------------------------

      Revenue increased 2.5% in the third quarter to $26.8 million compared with $26.1 million in the third quarter last year. Operating profit increased 8.7% to $4.0 million from $3.7 million in the third quarter last year. Revenue and operating profit rose as the Group's largest publication, Golf Digest, increased its advertising volume and base. For the first nine months of 1999, revenues and operating profit were $87.1 million and $16.6 million compared with $89.4 million and $19.0 million in the same period in 1998. Excluded from the results are revenue and operating profit from the amortization of a non-compete agreement that ended in July 1998. Consolidation in the golf equipment industry and a competitive rate environment adversely affected the Group's performance.

Liquidity and Capital Resources

      Net cash provided by operating activities was $381.9 million for the first nine months of 1999 compared with $327.6 million for the first nine months of 1998. The increase of $54.3 million in 1999 was primarily due to improved earnings, as well as improvements in working capital. Net cash used in investing activities was $53.9 million in the first nine months of 1999 compared with $27.2 million in the 1998 comparable period. The increase of $26.7 million in 1999 was primarily due to additional minority interest investments in Internet-related companies. This increase was partially offset by reduced levels of capital expenditures. Net cash used in financing activities was $320.5 million in the first nine months of 1999 compared with $375.4 million in the 1998 comparable period. The decrease of $54.9 million in 1999 was primarily related to the debt extinguishment in 1998, partially offset by an increase in commercial paper borrowings to fund increased levels of stock repurchases.

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover all cash requirements, including working capital needs, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders. The ratio of current assets to current liabilities was 62% at September 26, 1999, and 74% at September 27, 1998. This decrease is principally due to an increase in commercial paper outstanding at September 26, 1999, mostly resulting from the funding of stock repurchases, as well as an increase of $100.0 million in the current portion of long-term debt. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 27% at September 26, 1999, compared with 24% at September 27, 1998.

Financing: The Company's total debt, including commercial paper and capital leases, was $818.8 million at September 26, 1999, and $670.9 million at September 27, 1998. The increase in total debt was primarily from an increase in commercial paper. On April 28, 2000, $100.0 million of long-term debt will be due; the remainder of the Company's long-term debt and capital leases generally matures between October 2003 and March 2025. On November 5, 1999, the Company issued an additional $49.5 million in notes under its medium-term note program, which mature on November 5, 2009. Effective July 1999 the Company increased the funds available under its revolving credit agreements from $300.0 million to $400.0 million. These agreements require, among other provisions, specified levels of stockholders' equity. A revolving credit agreement for $200.0 million expires in June 2000, and an additional revolving credit agreement for $200.0 million expires in July 2002. The Company had $219.5 million in commercial paper outstanding at September 26, 1999, and $67.8 million at September 27, 1998, which obligations are supported by these revolving credit agreements. The amount available under these agreements is $180.5 million as of September 26, 1999. Approximately $537.6 million of stockholders' equity was unrestricted under these agreements at September 26, 1999, and $759.6 million was unrestricted at September 27, 1998. This decrease was principally due to stock repurchases.

      On October 14, 1999, the Company announced an agreement to acquire the assets and assume certain liabilities of a daily newspaper, the Worcester Telegram & Gazette, in Worcester, Massachusetts, for approximately $295.0 million. This acquisition is expected to close prior to the end of the Company's fiscal year ending December 1999. The cost of this acquisition is expected to be funded through financing currently available to the Company.

      Capital Expenditures: The Company currently estimates that capital expenditures for 1999 will range from $80.0 million to $90.0 million. The Company currently anticipates that depreciation and amortization expense will approximate $195.0 million for 1999 compared with $188.2 million in 1998.

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

      By October 1997 the Company had completed the inventory phase and turned its attention to the remediation phase. Target dates for each item in the inventory were identified and are continually monitored to ensure timely resolution of the issues. The remediation strategy involves a mix of purchasing new systems, modifying existing systems, retiring obsolete systems and confirming vendor compliance. As of September 26, 1999, 99% of all systems had been remediated and tested. Testing systems for Year 2000 compliance includes the use of dates that simulate transactions and environments, both prior and subsequent to the Year 2000, including specific testing for leap year.

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

      To date, the Company has identified total estimated costs in connection with the Year 2000 problem of between $15.0 million and $20.0 million. This estimate does not include systems previously scheduled for replacement without regard to the Year 2000 issue. Of this amount, approximately $10.0 million will be for systems replacements involving capital outlays (which are not deducted as an expense on the Company's Consolidated Statements of Income). The remaining amount is being deducted as an expense on the Company's Consolidated Statements of Income through 1999. Approximately 75% of this expense total is attributable to the use of currently available internal resources. The cost of the Company's Year 2000 remediation efforts is being funded with cash flows from operations.

      With respect to its internal operations, those over which the Company has direct control, the Company believes that all of its critical systems (i.e., those categorized in the shutdown or impractical workaround categories described above) will be remediated and tested by the end of the fourth quarter of 1999. Like most large business enterprises, the Company is reliant upon certain critical vendors. Certain of these vendors have yet to provide a Year 2000 compliant product, while services that are provided by certain other vendors cannot be tested (i.e., power and telecommunications). The Company believes the possibility of critical vendor failures to be remote based on the information supplied to date by such critical vendors.

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

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.18.1 Amendment No.3, dated as of June 17, 1999, to the Company's Deferred Executive Compensation Plan

      10.19.1 Amendment No. 2, dated as of June 17,1999, to The New York Times Designated Employees Deferred Earnings Plan

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

                                                    THE NEW YORK TIMES COMPANY
                                                    --------------------------
                                                           (Registrant)


Date:       November 10, 1999                        /s/  John M. O'Brien
            -----------------                      -----------------------------
                                                          John M. O'Brien
                                                     Senior Vice President and
                                                      Chief Financial Officer
                                                   (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                        Quarter Ended September 26, 1999

Exhibit No.                                  Exhibit
-----------                                  -------

10.18.1 Amendment No.3, dated as of June 17, 1999, to the Company's Deferred Executive Compensation Plan

10.19.1 Amendment No. 2, dated as of June 17,1999, to The New York Times Designated Employees Deferred Earnings Plan

12          Ratio of Earnings to Fixed Charges

27          Financial Data Schedule