Form 10-K
period 1999-12-26
NEW YORK TIMES CO
filed 2000-03-14
CIK 71691

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

FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999        COMMISSION FILE NUMBER 1-5837

                                The New York Times Company
                  (Exact name of registrant as specified in its charter)



             New York                                            13-1102020
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

  229 West 43rd Street, New York, N.Y.                              10036
(Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (212) 556-1234
           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
        Title of each class                                which registered
          ---------------                             ------------------------
Class A Common Stock of $.10 par value                 New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of Class A Common Stock held by non-affiliates as of February 28, 2000, was approximately $5.76 billion. As of such date, non-affiliates held 93,870 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant's common stock as of February 28, 2000, was as follows: 171,847,239 shares of Class A Common Stock and 847,158 shares of Class B Common Stock.

                Document incorporated by reference                    Part
                 --------------------------------                     ----
      Proxy Statement for the 2000 Annual Meeting of Stockholders..... III

================================================================================

                       INDEX TO THE NEW YORK TIMES COMPANY

                                 1999 FORM 10-K

                                -----------------

                                     PART I

Item No.                                                                    Page
-------                                                                     ----

 1. Business..............................................................    1
      Introduction........................................................    1
      Newspapers..........................................................    1
        The New York Times................................................    1
          Circulation.....................................................    1
          Advertising.....................................................    2
          Production and Distribution.....................................    2
          Related Businesses..............................................    3
        New England Newspaper Group.......................................    4
          The Boston Globe................................................    4
            Circulation...................................................    4
            Advertising...................................................    4
            Production and Distribution...................................    5
        Regional Newspapers...............................................    5
        Times Company Digital.............................................    5
      Broadcasting........................................................    6
      Magazines...........................................................    7
      Investments.........................................................    7
      Forest Products Investments and Other Joint Venture.................    7
        Forest Product Investments........................................    7
        Other Joint Venture...............................................    8
      Raw Materials.......................................................    8
      Competition  .......................................................    9
      Employees...........................................................    9
        Labor Relations...................................................    9
 2. Properties............................................................   11
 3. Legal Proceedings.....................................................   11
 4. Submission of Matters to a Vote of Security Holders...................   12
      Executive Officers of the Registrant................................   12

                                     PART II

 5. Market for the Registrant's Common Equity and Related Stockholder
    Matters...............................................................   13
 6. Selected Financial Data...............................................   13
 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations.................................................   13
 8. Financial Statements and Supplementary Data...........................   13
 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure..................................................   14

                                    PART III

10. Directors and Executive Officers of the Registrant....................   14
11. Executive Compensation................................................   14
12. Security Ownership of Certain Beneficial Owners and Management........   14
13. Certain Relationships and Related Transactions........................   14

                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......   14

                                     PART I
ITEM 1. Business.

INTRODUCTION

The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company including newspapers, television and radio stations, magazines, electronic information and publishing, Internet businesses, and forest products investments. Financial information about industry segments is incorporated by reference to Note 17 to the Consolidated Financial Statements on page F-32 of this report.

The Company currently classifies its businesses into the following segments:

o Newspapers: The New York Times ("The Times"); the New England Newspaper Group, consisting of The Boston Globe, a daily newspaper, the Boston Sunday Globe (both editions, "The Globe") and the Worcester Telegram & Gazette, in Worcester, Massachusetts (acquired January 7, 2000); 18 other daily and three non-daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina ("Regional Newspapers"); newspaper distributors in the New York City and Boston metropolitan areas; news, photo and graphics services and news and features syndication; TimesFax; The New York Times Index; and licensing of electronic databases and microform, CD-ROM products, and the trademarks and copyrights of The Times and The Globe.

      Additionally, Times Company Digital, a division of the Company but not a separate segment for financial reporting purposes in 1999, operates the Company's major Internet businesses, which include the following Web sites: NYTimes.com (www.nytimes.com); Boston.com (www.boston.com), NYToday.com (www.nytoday.com), WineToday.com (www.winetoday.com), GolfDigest.com (www.golfdigest.com) and Abuzz (www.abuzz.com). The financial results of all of these Internet businesses, except GolfDigest.com, are included in the results of the Newspaper Group. The financial results of GolfDigest.com are included in the results of the Magazine Group.

o Broadcasting: television stations WREG-TV in Memphis, Tennessee; WTKR-TV in Norfolk, Virginia; KFOR-TV in Oklahoma City, Oklahoma; WNEP-TV in Scranton, Pennsylvania; WHO-TV in Des Moines, Iowa; WHNT-TV in Huntsville, Alabama; WQAD-TV in Moline, Illinois; and KFSM-TV in Fort Smith, Arkansas; and radio stations WQXR(FM) and WQEW(AM) in New York City.

o     Magazines: Golf Digest, Golf World and Golf Shop Operations.

o Forest Products Investments and Other Joint Ventures: Minority equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine, and a one-half interest in the International Herald Tribune.

NEWSPAPERS

The Newspaper Group segment consists of two categories: Newspapers (consisting of The Times, the New England Newspaper Group, 21 Regional Newspapers, newspaper distributors, and certain related businesses) and Times Company Digital, of which the following Web sites are included in the results of the Newspaper Group for 1999: NYTimes.com, Boston.com, NYToday.com, WineToday.com, and Abuzz.com.

The New York Times

Circulation

The Times is a standard-size daily (Monday through Saturday) and Sunday newspaper which commenced publication in 1851. The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 60% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester and parts of upstate New York, Connecticut and New Jersey; 40% is sold elsewhere. On Sundays, approximately 56% of the circulation is sold in the greater New York City area and 44% elsewhere. According to reports filed with the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 1999, of all seven-day United States newspapers, The Times's daily circulation was the largest and its Sunday circulation was the largest.

The Times's average weekday and Sunday circulations for the two 12-month periods ended September 30, 1998, and September 30, 1999, as audited by ABC (except as indicated), are shown in the table below:

                                              Weekday (Mon. - Fri.)     Sunday
                                              ---------------------     ------
                                                     (Thousands of copies)

       1999 (unaudited).....................        1,109.7            1,671.2

       1998.................................        1,088.1            1,638.9

Approximately 60% of the weekday circulation and 55% of the larger Sunday circulation were sold through home and office delivery in 1999. During the year ended December 26, 1999, the average weekday circulation of The Times increased approximately 16,100 copies above 1998 to approximately 1,110,200 copies and the average Sunday circulation increased by approximately 23,300 copies above 1998 to approximately 1,668,100 copies.

Advertising

Total advertising volume in The Times for the two years ended December 27, 1998, and December 26, 1999, as measured by The Times, is shown in the table below. The "National" heading in the table below includes such categories as entertainment, financial, magazine and general advertising.

                                                     Full Run
                                       ------------------------------------                            Preprint
                                        Retail       National    Classified     Zoned       Total(1)   Copies
                                        Inches       Inches      Inches         Inches      Inches     Distributed
                                        ------       --------    ----------     -------     --------   -----------
                                                            (Inches and Preprints in Thousands)
         1999.......................    567.3        1,582.1       984.1        1,015.7     4,149.2      427,857

         1998.......................    587.2        1,392.7       996.9        1,019.6     3,996.4      343,070

The table includes volume for The New York Times Magazine, which published 3,651 pages of advertising in 1999, compared with 3,176 pages in 1998.

Advertising rates for The Times increased an average of 6% in January 1999, and 7% in January 2000.

Based on recent data provided by Competitive Media Reporting, Inc., an independent agency that measures advertising sales volume and estimates advertising revenue, and The Times's internal analysis, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area.

Production and Distribution

Generally, The Times is printed at its production and distribution facilities in Edison, New Jersey, and Flushing, New York, as well as the regional print sites described below.

The Edison and Flushing facilities print all sections of the weekday and Sunday newspapers (except The New York Times Magazine and the Sunday Television section) for distribution in the New York metropolitan area. Both facilities have the capacity to print in color and have modern, automated presses, packaging and distribution equipment.

----------
(1) All totals exclude preprint inches.

The Times has agreements with two commercial printing companies to print its Sunday Television section and The New York Times Magazine.

The editions of The Times distributed outside of the New York City area are printed under contract at the following sites:

       Region(1)           Print Sites
       -------------------------------------------------------------------------
       Midwest             Chicago, IL; Canton, OH
       -------------------------------------------------------------------------
       Northeast           Billerica, MA(2); Springfield, VA
       -------------------------------------------------------------------------
       Southeast           Atlanta, GA; Ft. Lauderdale, FL; Lakeland, FL(3)
       -------------------------------------------------------------------------
       Southwest           Austin, TX; Phoenix, AZ
       -------------------------------------------------------------------------
       West                Torrance and Concord, CA; Tacoma, WA; Denver, CO(4)
       -------------------------------------------------------------------------

The Times currently has agreements with various newspapers and other delivery agents located in the United States and Canada to deliver The Times in their respective markets and, in some cases, to expand current markets. The agreements include various arrangements for delivery on Sundays and daily to homes and newsstands.

A subsidiary of the Company, City & Suburban Delivery Systems, Inc. ("City & Suburban"), operates a wholesale newspaper distribution business that distributes The Times and other newspapers and periodicals in New York City, Long Island (New York), the counties of Westchester (New York) and Fairfield (Connecticut) and New Jersey. Approximately 85% of The Times's single-copy daily circulation and 82% of its single-copy Sunday circulation in the New York City metropolitan area are delivered by City & Suburban. Approximately 86% of The Times's daily home-delivered circulation and 90% of its Sunday home-delivered circulation in the New York City metropolitan area are delivered to depots by City & Suburban.

Related Businesses

Name                                Description of Business
--------------------------------------------------------------------------------
Business Information Services       Produces online computer databases and The
                                    New York Times Index, a print publication

                                    Licenses LEXIS/NEXIS, Dow Jones Business
                                    Information Services, Bell & Howell
                                    Information and Learning, The Dialog Corp.,
                                    Online Computer Library Center and Reuters to store, market and distribute the Company's online computer databases

                                    Also licenses Bell & Howell Information and
                                    Learning to produce and sell The New York
                                    Times Index and The Times on microfilm and
                                    CD-ROM
--------------------------------------------------------------------------------
The New York Times News Services
Division:
--------------------------------------------------------------------------------
The New York Times News Service     Transmits articles, graphics and photographs
                                    from The Times, The Globe and other
                                    publications to approximately 650 newspapers
                                    and magazines in the United States and in
                                    more than 50 countries worldwide
--------------------------------------------------------------------------------
The New York Times Syndicate        Markets other supplemental news services and
                                    feature material, graphics and photographs
                                    from The Times and other leading news
                                    sources to newspapers and magazines around
                                    the world
--------------------------------------------------------------------------------
NYT Television                      Pursues certain programming ventures
                                    utilizing The Times and other content
--------------------------------------------------------------------------------

----------
(1) Most advance sections of the Sunday newspaper distributed in these areas are printed at Edison, New Jersey, Flushing, New York, and Concord, California.
(2)   At The Globe.
(3)   At the Company's regional newspaper, The Ledger.
(4)   Commenced in 2000.

New England Newspaper Group

The Boston Globe

The Globe is owned and published by the Company's subsidiary, Globe Newspaper Company, Inc. ("The Globe" may also be used to refer to Globe Newspaper Company, Inc.).

On January 7, 2000, the Company acquired the Worcester Telegram & Gazette ("Worcester"), in Worcester, Massachusetts. Commencing in the year 2000, The Globe and Worcester will be divisions of the Company's New England Newspaper Group.

Circulation

The Globe is a standard-size daily (Monday through Saturday) and Sunday newspaper which commenced publication in 1872, and was acquired by the Company in 1993. The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC reports, as of September 26, 1999, the weekday (Monday through Friday) circulation of The Globe was the 14th largest of any weekday newspaper; circulation of the Sunday edition was the tenth largest of any Sunday newspaper published in the United States; and its daily and Sunday circulation was the largest of all newspapers published in either Boston or New England.

The Globe's average weekday and Sunday paid circulation for the two 12-month periods ended March 28, 1999, and March 29, 1998, as audited by ABC, are shown in the table below:

                                              Weekday (Mon. - Fri.)    Sunday
                                              ---------------------    ------
                                                       (Thousands of copies)

      1999......................................     470.0              741.2

      1998......................................     474.9              754.0

During the year ended December 26, 1999, the average weekday circulation of The Globe decreased approximately 1,000 copies below 1998 to approximately 468,900 copies and the average Sunday circulation decreased by approximately 16,700 copies below 1998 to approximately 728,500 copies.

Approximately 74% of the weekday circulation and 64% of the larger Sunday circulation were sold through home or office delivery; the remainder were sold primarily on newsstands.

Advertising

The Globe's total advertising volume by category of advertising for the two years ended December 26, 1999, for all editions, as measured by The Globe, is set forth below:

                                                     Full Run
                                       ------------------------------------                            Preprint
                                        Retail       National    Classified      Zoned      Total(1)   Copies
                                        Inches       Inches      Inches          Inches     Inches     Distributed
                                        ------       --------    ----------      ------     --------   -----------
                                                            (Inches and Preprints in Thousands)
         1999 ......................    667.5         753.1      1,354.3          256.2     3,031.1      801,842

         1998.......................    701.9         697.4      1,350.5          278.9     3,028.7      787,016

Advertising rates in each category of advertising were adjusted in 1999. The latest increase in certain retail advertising rates occurred on September 1, 1999. Increases in classified and national advertising rates were effective as of April 1, 1999, and July 1, 1999. These rate increases ranged from 2% to 6%.

----------
(1)   All totals exclude preprint inches.

Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc., for the 12-month period ending December 26, 1999, The Globe ranked first in advertising inches among all newspapers published in Boston and New England.

Production and Distribution

All editions of The Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Massachusetts, satellite plant.

Virtually all of The Globe's home-delivered circulation is delivered through The Globe's distribution subsidiary, Community Newsdealers, Inc. Direct single-copy distribution by The Globe and its subsidiary Retail Sales, Inc. accounted for 65% and 58% of the average weekday and Sunday single-copy distribution in 1999.

Regional Newspapers

The Company currently owns 18 daily and in most cases, Sunday, and three non-daily smaller-city newspapers.

                               Daily Newspapers
-----------------------------------------------------------------------------
The Gadsden Times (Ala.)                   The Gainesville Sun (Fla.)
The Tuscaloosa News (Ala.)                 The Ledger (Lakeland, Fla.)
Times Daily (Florence, Ala.)               Daily World (Opelousas, La.)
Santa Barbara News-Press (Calif.)          The Courier (Houma, La.)
The Press Democrat (Santa Rosa, Calif.)    The Daily Comet (Thibodaux, La.)
Daily News (Palatka, Fla.)                 The Dispatch (Lexington, N.C.)
Lake City Reporter (Fla.)                  Times-News (Hendersonville, N.C.)
Sarasota Herald-Tribune (Fla.)             Wilmington Morning Star (N.C.)
Star-Banner (Ocala, Fla.)                  Spartanburg Herald-Journal (S.C.)

          Non-Daily Newspapers
---------------------------------------
Marco Island Eagle (Fla.)
The News-Leader (Fernandina Beach, Fla.)
The News-Sun (Sebring/Avon Park, Fla.)

The Regional Newspapers' circulation for the years ended December 26, 1999, and December 27, 1998, is shown in the table below:

                             Daily Weekday        Non-Daily        Sunday(1)
                             -------------        ---------        ---------
                                            (Thousands of Copies)

      1999.................      732.7              32.4             779.5

      1998.................      736.8              32.6             787.6

Advertising volume, stated on the basis of six columns per page, was 16,187,100 inches in 1999, compared with 16,073,900 inches in 1998. Preprints distributed in 1999 were 1,115,303,000, compared with 1,082,712,000 in 1998.

On February 17, 2000, the Company made a decision to offer for sale the Santa Barbara News-Press, the Daily World, the Daily News, the Lake City Reporter, The News-Sun, The News-Leader and the Marco Island Eagle.

Times Company Digital

Times Company Digital operates the Company's major Internet businesses, which include the following Web sites:

--------------------------------------------------------------------------------
NYTimes.com                         Exclusive Internet access to the complete
                                    contents of The Times, plus enhanced
                                    features, regularly updated breaking news
                                    and The New York Times Learning Network, an
                                    offering to parents, students and teachers
                                    of grades 3-12 (www.nytimes.com/learning).
--------------------------------------------------------------------------------
NYToday.com                         Information concerning life in New York
                                    City, including neighborhood news,
                                    classifieds and entertainment and restaurant
                                    reviews and listings.
--------------------------------------------------------------------------------

----------
(1) Includes fourteen daily newspapers and does not include one non-daily newspaper with a Sunday edition.

--------------------------------------------------------------------------------
Boston.com                          Information concerning Boston and New
                                    England and featuring exclusive Internet
                                    access to the complete contents of The
                                    Globe.
--------------------------------------------------------------------------------
WineToday.com                       News and information about wine, including a
                                    searchable database containing expert
                                    tastings of over 5,000 wines from around the
                                    world.
--------------------------------------------------------------------------------
GolfDigest.com                      Custom news, features and instructional
                                    information for golfers featuring exclusive
                                    Internet access to the complete contents of
                                    Golf Digest, Golf World and Golf Digest
                                    Woman.
--------------------------------------------------------------------------------
Abuzz.com                           Community-building question and answer Web
                                    site featuring the Abuzz technology.
--------------------------------------------------------------------------------

In July 1999, the Company acquired Abuzz Technologies, Inc., which has developed techniques for directing information queries to the persons most capable of answering them and archiving the resulting communication dialogue for future use.

BROADCASTING

The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. Radio and television license renewals are now normally granted for terms of eight years.

      Station                                     License Expiration Date
      -------------------------------------------------------------------
      WTKR-TV (Norfolk, Va.)                      October 1, 2004
      -------------------------------------------------------------------
      WHNT-TV (Huntsville, Ala.)                  April 1, 2005
      KFSM-TV (Ft. Smith, Ark.)                   June 1, 2005
      WREG-TV (Memphis, Tenn.)                    August 1, 2005
      WQAD-TV (Moline, Ill.)                      December 1, 2005
      -------------------------------------------------------------------
      WHO-TV (Des Moines, Iowa)                   February 1, 2006
      KFOR-TV (Oklahoma City, Okla.)              June 1, 2006
      -------------------------------------------------------------------
      WNEP-TV (Scranton, Penn.)                   August 1, 2007
      -------------------------------------------------------------------
      WQXR(FM) (New York, NY)                     June 1, 2006
      WQEW(AM) (New York, NY)                     June 1, 2006
      -------------------------------------------------------------------

The Company anticipates that its future applications for renewal of its station licenses will result in the licenses being renewed for eight-year periods.

All of the television stations have three principal sources of revenue: local advertising sold to advertisers in the immediate geographic areas of the stations, national spot advertising (sold to national clients by individual stations rather than networks), and compensation paid by the networks for carrying commercial network programs.

                            Market's                 Network
      Station               Nielsen Ranking(1)       Affiliation      Band
      ----------------------------------------------------------------------
      WREG-TV               40                       CBS              VHF
      ----------------------------------------------------------------------
      WTKR-TV               42                       CBS              VHF
      ----------------------------------------------------------------------
      KFOR-TV               45                       NBC              VHF
      ----------------------------------------------------------------------
      WNEP-TV               51                       ABC              UHF(2)
      ----------------------------------------------------------------------
      WHO-TV                70                       NBC              VHF
      ----------------------------------------------------------------------
      WHNT-TV               82                       CBS              UHF(2)
      ----------------------------------------------------------------------
      WQAD-TV               88                       ABC              VHF
      ----------------------------------------------------------------------
      KFSM-TV               118                      CBS              VHF
      ----------------------------------------------------------------------

----------
(1) According to Nielsen Media Research, a research company that measures audiences for television stations.
(2)   All other stations in this market are also in the UHF band.

The Company's two radio stations serve the New York City metropolitan area. WQXR(FM) is currently the only commercial classical music station serving this market, which is the nation's largest radio audience. In December 1998, the Company entered into a Time Brokerage Agreement with ABC, Inc., under which ABC, Inc. is providing substantially all of the programming for WQEW(AM) for an eight-year period. Under a separate option agreement, ABC, Inc. has acquired the right to purchase WQEW(AM) at the end of the eight-year period.

MAGAZINES

The Magazine Group segment includes: Magazines (including those publications set forth in the table below) and related activities in the golf field.

As of December 26, 1999, the Company published the magazines listed in the chart below:

                                                                                       Percentage                   Percentage
                                                                                       Increase                     Increase
                                                                                       (Decrease) in                (Decrease) in
                                                                                       Average                      Advertising
                                            Subject/                   Average         Circulation    Advertising   Pages
Magazine                Frequency           Audience     Rate Base     Circulation(1)  Over 1998      Pages(2)      Over 1998
--------------------    ------------------  --------     ---------     -----------     -------------  -----------   -------------
Golf Digest             Monthly             Golf         1,550,000     1,553,900            0.4          1,540          10.7
Golf World              46 issues per year  Golf           150,000       158,000           (1.3)         1,299          (1.7)
Golf Shop Operations    10 issues per year  Golf trade      17,500(3)     17,700           (0.6)           858         (19.3)

Times Company Digital, a division of the Company (described above), operates GolfDigest.com. In 2000, Golf Digest Woman will be launched as a separate publication.

INVESTMENTS

The Company has minority equity investments in:

--------------------------------------------------------------------------------
TheStreet.com                       An online provider of financial and
                                    investment news and commentary.
--------------------------------------------------------------------------------
Classified Ventures                 A national online network providing
                                    classified advertising through both
                                    nationally branded and local affiliate Web
                                    sites.
--------------------------------------------------------------------------------
CareerPath.com                      An employment database on the Internet.
--------------------------------------------------------------------------------
OVATION                             A visual and performing arts cable
                                    television network.
--------------------------------------------------------------------------------
WineShopper.com                     First Web site to offer nationwide wine
                                    sales.
--------------------------------------------------------------------------------

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURE

The Company has ownership interests in one newsprint mill and one supercalendered (glossy paper used in magazines) paper mill (the "Forest Products Investments") and the International Herald Tribune.

Forest Products Investments

The Company has a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by Donohue, Inc. ("Donohue"), a publicly-traded Canadian company whose voting shares are controlled by Quebecor, a Canadian publishing company. On February 11, 2000, Abitibi-Consolidated, Inc. announced that it will offer to purchase all of the shares of Donohue and that Quebecor has agreed to sell its shares to Abitibi-Consolidated Inc. Malbaie purchases pulp from Donohue and manufactures newsprint from this raw material on the paper machine it owns within the Donohue paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Donohue for its pulp. In 1999 Malbaie

----------
(1)   As reported by the publisher to ABC or the Business Publications
      Association.
(2) As reported by the publisher to Publisher's Information Bureau ("PIB"); or, in the case of Golf Shop Operations, as calculated by the publisher using the same methodology as for PIB.
(3) For this trade publication, the average print order is disclosed as the applicable measure for advertisers.

produced 216,000 metric tons of newsprint, 52,000 tons of which were sold to the Company, with the balance sold to Donohue for resale.

The Company has an equity interest in a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison"). The Company's interest in Madison is 40%. Madison produces supercalendered paper at its facility in Madison, Maine. Madison purchases all of its wood from local suppliers, mostly under long-term contracts. In 1999 Madison produced 175,000 metric tons, 12,000 tons of which were sold to the Company.

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

Other Joint Venture

The Company and The Washington Post Company each own a one-half interest in the International Herald Tribune S.A.S., which publishes the International Herald Tribune. The newspaper is edited in Paris and printed in Athens, Bangkok, Bologna, Frankfurt, Hong Kong, Jakarta, Kuala Lumpur, London, Madrid, Marseille, New York, Paris, Singapore, Tel Aviv, The Hague, Tokyo, Toulouse and Zurich.

RAW MATERIALS

The primary raw materials used by the Company are newsprint and supercalendered and coated paper. Neither the Company nor any of its businesses is dependent on any one supplier of paper.

In 1999 and 1998, the Company used the following types and quantities of paper (all amounts in metric tons):

                                                         Coated,
                                                         Supercalendered
    Publication                   Newsprint              and Other Paper
    ---------------------------------------------------------------------
                                  1999        1998       1999     1998
    ---------------------------------------------------------------------
    The Times(1)                  322,000     312,000    26,000   22,000
    ---------------------------------------------------------------------
    The Globe(1)                  141,000     141,000     4,000    4,000
    ---------------------------------------------------------------------
    Regional Newspapers           100,500      98,500        --       --
    ---------------------------------------------------------------------
    Magazine Group                     --          --    10,200    9,900
    ---------------------------------------------------------------------
    Total                         563,500     551,500    40,200   35,900
    ---------------------------------------------------------------------

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

----------
(1) The Times and The Globe use coated, supercalendered or other paper for The New York Times Magazine and The Globe's Sunday Magazine.

COMPETITION

The Times competes with newspapers of general circulation in New York City and its suburbs, as well as with national publications such as The Wall Street Journal and USA Today. The Times also competes with magazines, television, radio, direct mail, the Internet and other media.

The Globe competes with other daily, weekly and national newspapers distributed in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday). The Globe also competes with other communications media, such as direct mail, magazines, radio, the Internet and television.

The Regional Newspapers and the International Herald Tribune compete with a variety of other advertising media in their respective markets.

The magazines published by the Company compete directly with other golfing publications as well as with general interest magazines and other media, primarily broadcast and cable television.

All of the Company's television stations compete directly with other television stations in their respective markets and with other video services, such as cable network programming carried on local cable systems and satellite-to-home systems and, to a lesser extent, with the Internet. WQXR(FM) competes for listeners with WNYC(FM) (a non-commercial station) for the classical music audience and for listeners and revenues with many adult-audience commercial radio stations and other media in New York City and surrounding suburbs.

The New York Times Syndicate's operations compete with several other syndicated features and supplemental news services.

EMPLOYEES

As of December 26, 1999, the Company had approximately 13,400 full-time equivalent employees.

                                The Times            4,900
                                The Globe            3,200
                      Regional Newspapers            3,500
                          Broadcast Group              900
                           Magazine Group              200
                    Times Company Digital              300
          Corporate/Shared Service Center              400
                                                    ------
                            Total Company           13,400
                                                    ======

Labor Relations

Approximately 3,690 full-time equivalent employees of The Times and City & Suburban are represented by 16 unions for collective bargaining purposes. Approximately 30 employees of Times Company Digital are represented by the Newspaper Guild of New York.

The Times has collective bargaining agreements in effect through at least March 30, 2003, with all of its unions except: the New York Mailers' Union and the Paperhandlers' Union, both of which have contracts expiring March 30, 2000, that cover approximately 430 full-time production employees; and the International Brotherhood of Electricians, which has a contract expiring March 30, 2002, that covers approximately five full-time maintenance employees.

City & Suburban's collective bargaining agreement with its drivers' union expires March 30, 2008; its six agreements with its truck maintenance and building maintenance unions (covering approximately 37 full-time employees) expire in 2000; and its agreement with its support staff union (covering approximately 14 full-time employees) expired in 1995. City & Suburban is in the process of negotiating successor agreements.

The Times's agreement with its printing pressmens' union (which covers approximately 450 production employees) provides that wages for the 2000-2005 period are to be negotiated by the parties. If the negotiations do not result in an agreement, the issue of wages for this period is to be submitted to binding arbitration for resolution.

Approximately 2,100 full-time equivalent employees of The Globe are represented by 12 unions. In 1999 The Globe concluded its negotiations with the Boston Globe Employees Association, an affiliate of The Newspaper Guild representing non-production employees, for a three-year contract effective January 1, 1998 through December 31, 2000.

The Globe has a six-year contract with Boston Mailers Union No. 1 which extends until December 31, 2001. The Globe concluded negotiations with five other production unions, one for a three-year contract effective January 1, 1999, through December 31, 2001, a second for a four-year contract effective January 1, 1999, through December 31, 2002, two for six-year contracts effective January 1, 1999, through December 31, 2004, and one for a ten-year contract effective January 1, 1997, through December 31, 2006, with a provision permitting at specified times after December 31, 2002, negotiation of wages. Four other production unions have contracts that expired December 31, 1998. Negotiations have commenced for successor contracts. The Globe expects to conclude these negotiations during 2000. One other production union has a contract that continues to be in effect through December 31, 2001. This contract is open for negotiation of wages. The Globe expects to complete negotiation on this contract during 2000.

Approximately one-fourth of the 655 full-time equivalent employees of Worcester are represented by four unions. Contracts with three production unions expire October 8, 2000, August 31, 2002, and November 30, 2002, respectively. The Providence Newspaper Guild was certified as the bargaining agent for newsroom employees in 1993. Negotiations are ongoing.

The Company cannot predict the timing or the outcome of the various negotiations described above.

Two other entities owned by the Company (The Press Democrat and WQXR(FM)) also have collective bargaining agreements covering certain of their employees.

ITEM 2. Properties.

The general character, location, terms of occupancy and approximate size of the Company's principal plants and other materially important properties at December 26, 1999, are listed below.

  General Character             Approximate Area in    Approximate Area in
  of Property                   Square Feet (Owned)    Square Feet (Leased)
  -------------------------------------------------------------------------
  Newspaper Publishing:
  -------------------------------------------------------------------------
  Printing plants, business
  and editorial offices,
  garages and warehouse
  space located in:
  -------------------------------------------------------------------------
  New York, NY                         714,000               107,500
  -------------------------------------------------------------------------
  Flushing, NY                              --               515,000(1)
  -------------------------------------------------------------------------
  Edison, NJ                                --             1,300,000(2)
  -------------------------------------------------------------------------
  Boston, MA                           652,000                    --
  -------------------------------------------------------------------------
  Billerica, MA                        290,000                    --
  -------------------------------------------------------------------------
  Westwood, MA                         115,000                    --
  -------------------------------------------------------------------------
  Other locations                    1,324,600               548,000
  -------------------------------------------------------------------------
  Broadcasting
  -------------------------------------------------------------------------
  Business offices, studios
  and transmitters at
  various locations                    324,820                26,725
  -------------------------------------------------------------------------
  Magazine Publishing                   87,000                34,500
  -------------------------------------------------------------------------
  Total                              3,507,420             2,531,725
  -------------------------------------------------------------------------

ITEM 3. Legal Proceedings.

There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. Such actions are usually for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing such actions with legal counsel to the Company that the ultimate liability which might result from such actions will not have a material adverse effect on the consolidated financial statements.

----------
(1) The Company is leasing a 31-acre site in Flushing, New York, where its printing and distribution plant is located, and has the option to purchase the property at any time prior to the end of the lease in 2019.
(2) The Edison production and distribution facility is occupied pursuant to a long-term lease with renewal and purchase options.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

                                           Employed By         Position(s) As Of
Name                               Age     Registrant Since    March 13, 2000
---------------------------        ---     ----------------    --------------------------------------------------------------------
Corporate Officers

Arthur Sulzberger, Jr.             48           1978           Chairman (since 1997) and Publisher of The Times
                                                                  (since 1992)

Russell T. Lewis                   52           1966(1)        President (since 1996) and Chief Executive Officer (since 1997);
                                                                  Chief Operating Officer (1996 to 1997); President and General
                                                                  Manager of The Times (1993 to 1996)

Michael Golden                     50           1984           Vice Chairman and Senior Vice President (since 1997); Vice
                                                                  President, Operations Development (1996 to 1997); Executive Vice
                                                                  President, Sports/Leisure Magazines and Publisher of Tennis
                                                                  (1994 to 1995)

Cynthia H. Augustine               42           1986(2)        Senior Vice President (since 1998), Human Resources; Partner in
                                                                  Sabin, Bermant and Gould LLP (1994 to 1998)

John M. O'Brien                    57           1960           Senior Vice President and Chief Financial Officer (since 1998);
                                                                  Senior Vice President (1996 to 1998), Operations; Executive Vice
                                                                  President (1992 to 1996) and Deputy General Manager (1991 to
                                                                  1996) of The Times

Solomon B. Watson IV               55           1974           Senior Vice President (since 1996); Vice President (1990 to 1996);
                                                                  General Counsel (since 1989)

Laura J. Corwin                    55           1980           Vice President (since 1997); Secretary (since 1989) and Corporate
                                                                  Counsel (1993 to 1997)

James C. Lessersohn                45           1987           Vice President and Treasurer (since 1999); Vice President,
                                                                  Corporate Planning (1997 to 1999); Managing Director, Corporate
                                                                  Planning (1994 to 1997)

Stuart Stoller                     44           1996           Vice President and Corporate Controller (since 1996); Controller of
                                                                  Coopers and Lybrand L.L.P. (1995); Senior Vice President,
                                                                  Control and Accounting, of R. H. Macy & Co., Inc. (1993 to 1995)

----------
(1)   Mr. Lewis left the Company in 1973 and returned in 1977.
(2)   Ms. Augustine left the Company in 1993 and returned in 1998.

                                           Employed By         Position(s) As Of
Name                               Age     Registrant Since    March 13, 2000
---------------------------        ---     ----------------    --------------------------------------------------------------------
Operating Unit Executives

Leonard P. Forman                  54           1974(1)        President and Chief Executive Officer, The New York Times Company
                                                                  Magazine Group, Inc. (since 1998); Senior Vice President
                                                                  (1996-1998), Corporate Development, New Ventures and Electronic
                                                                  Businesses; President and Chief Executive Officer of
                                                                  NYNEX/Newsday electronic service joint venture (1995)

Richard H. Gilman                  49           1983           Publisher of The Globe (since 1999); Senior Vice President,
                                                                  Operations (1993 to 1998) and Circulation (1998 to 1999) of The
                                                                  Times

Lynn O. Matthews                   55           1973           President and Chief Operating Officer, The New York Times Company
                                                                  Regional Newspaper Group (since 2000); Publisher, Sarasota
                                                                  Herald-Tribune (1991-2000)

Martin A. Nisenholtz               44           1995           Chief Executive Officer, Times Company Digital, Inc. (since 1999);
                                                                  President, The New York Times Electronic Media Company
                                                                  (1995-1999); Corporate Director, Content Strategy, Ameritech
                                                                  Corporation (1994 to 1995)

C. Frank Roberts                   56           1970           Vice President, Broadcasting (since 1986); President, The New York
                                                                  Times Company Broadcast Group (since 1985)

Janet L. Robinson                  49           1983           President and General Manager of The Times (since 1996); Senior
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

The information required by this item appears at page F-40 of this Form 10-K.

ITEM 6. Selected Financial Data.

The information required by this item appears at page F-1 of this Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item appears at pages F-3 to F-12 of this Form 10-K.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this item appears at pages F-13 to F-37 and page F-39 to F-40 of this Form 10-K.

----------
(1)   Mr. Forman left the Company in 1986 and returned in 1996.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant.

In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the sections entitled "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal Number 1 - Election of Directors," and "Interest of Directors in Certain Transactions of the Company," but only up to and not including the section entitled "Certain Information About the Board of Directors," of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled "Compensation of Directors; Liability and Reimbursement Insurance" and "Compensation of Executive Officers," but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the sections entitled "Solicitation of Proxies," "Voting Securities of The Company," "Principal Holders of Common Stock," "Security Ownership of Management," "Section 16(a) Beneficial Ownership Reporting Compliance," "The 1997 Trust," and "Globe Voting Trust" of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the sections entitled "Interest of Directors in Certain Transactions of the Company," "Compensation of Executive Officers," but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(A)   DOCUMENTS FILED AS PART OF THIS REPORT

(1)   Financial Statements and Supplemental Schedules

(a) The Consolidated Financial Statements of the Company are filed as part of this Form 10-K and are set forth on pages F-13 to F-37. The report of Deloitte & Touche LLP, Independent Auditors, dated January 28, 2000 (February 17, 2000, as to Note 18), is set forth on page F-38 of this Form 10-K.

(b) The following additional consolidated financial information is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements set forth on pages F-13 to F-37. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements at the aforementioned pages.

                                                                                               Page
                                                                                               ----
               Ratio of Earnings to Fixed Charges.......................................    Exhibit 12
               Independent Auditors' Consent............................................    Exhibit 23
               Consolidated Schedules for the Three Years Ended December 26, 1999:
                     II--Valuation and Qualifying Accounts...............................       S-1

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

(10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through December 16, 1999.

(10.3) The Company's 1991 Executive Cash Bonus Plan, as amended through April 15, 1999 (filed as an Exhibit to the Company's 10-Q dated May 12, 1999, and incorporated by reference herein).

(10.4) The Company's Non-Employee Directors' Stock Option Plan, as amended through December 16, 1999.

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

(10.16) Globe Newspaper Company, Inc. Supplemental Executive Retirement Plan, as amended effective December 16, 1998 (filed as an Exhibit to the Company's Form 10-K dated February 26, 1999, and incorporated by reference herein).

(10.17) API's 1990 Stock Option Plan (Restated 1991) (filed as Exhibit 1 to API's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1991 (Commission File No. 1-10251), and incorporated by reference herein).

(10.18) The Company's Deferred Executive Compensation Plan, as amended effective December 8, 1999.

(10.19) The Company's Non-Employee Directors Deferral Plan (filed as an Exhibit to the Company's Form 10-Q dated November 12, 1997, and incorporated by reference herein).

(10.20) Distribution Agreement, dated as of September 24, 1998, by and among the Company, Morgan Stanley & Co., Incorporated, Chase Securities Inc. and Salomon Smith Barney Inc. (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.21) Exchange Rate Agency Agreement, dated as of September 24, 1998, by and between the Company and Morgan Stanley Dean Witter (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.22) Calculation Agent Agreement, dated as of September 24, 1998, by and between the Company and The Chase Manhattan Bank (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.23) Employment Agreement, dated as of September 1, 1999, between the Company and Martin Nisenholtz.

(12)        Ratio of Earnings to Fixed Charges.

(21)        Subsidiaries of the Company.

(23)        Consent of Deloitte & Touche LLP.

(27)        Financial Data Schedules.

(B)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the fiscal year ended December 26, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 14, 2000
                                (Registrant)

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

Signature                 Title                                  Date
---------                 -----                                  ----

ARTHUR OCHS SULZBERGER    Chairman Emeritus, Director            March 14,  2000

ARTHUR SULZBERGER, JR.    Chairman, Director (Principal          March 14,  2000
                            Executive Officer)

RUSSELL T. LEWIS          Chief Executive Officer,               March 14,  2000
                            President and Director

MICHAEL GOLDEN            Vice Chairman, Senior Vice             March 14,  2000
                            President and Director

JOHN F. AKERS             Director                               March 14,  2000

BRENDA C. BARNES          Director                               March 14,  2000

RAUL E. CESAN             Director                               March 14,  2000

RICHARD L. GELB           Director                               March 14,  2000

ROBERT A. LAWRENCE        Director                               March 14,  2000

ELLEN R. MARRAM           Director                               March 14,  2000

JOHN M. O'BRIEN           Senior Vice President and              March 14,  2000
                            Chief Financial Officer
                            (Principal Financial Officer)

CHARLES H. PRICE II       Director                               March 14,  2000

HENRY B. SCHACHT          Director                               March 14,  2000

DONALD M. STEWART         Director                               March 14,  2000

STUART STOLLER            Vice President, Corporate              March 14,  2000
                            Controller (Principal Accounting
                            Officer)

JUDITH P. SULZBERGER      Director                               March 14,  2000

                                 EXHIBIT INDEX

Exhibit
Number                                 Description
-------                                -----------

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

(10.2) The Company's 1991 Executive Stock Incentive Plan, as amended through December 16, 1999.

(10.3) The Company's 1991 Executive Cash Bonus Plan, as amended through April 15, 1999 (filed as an Exhibit to the Company's 10-Q dated May 12, 1999, and incorporated by reference herein).

(10.4) The Company's Non-Employee Directors' Stock Option Plan, as amended through December 16, 1999.

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

(10.16) Globe Newspaper Company, Inc. Supplemental Executive Retirement Plan, as amended effective December 16, 1998 (filed as an Exhibit to the Company's Form 10-K dated February 26, 1999, and incorporated by reference herein).

(10.17) API's 1990 Stock Option Plan (Restated 1991) (filed as Exhibit 1 to API's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1991 (Commission File No. 1-10251), and incorporated by reference herein).

(10.18) The Company's Deferred Executive Compensation Plan, as amended effective December 8, 1999.

(10.19) The Company's Non-Employee Directors Deferral Plan (filed as an Exhibit to the Company's Form 10-Q dated November 12, 1997, and incorporated by reference herein).

(10.20) Distribution Agreement, dated as of September 24, 1998, by and among the Company, Morgan Stanley & Co., Incorporated, Chase Securities Inc. and Salomon Smith Barney Inc. (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.21) Exchange Rate Agency Agreement, dated as of September 24, 1998, by and between the Company and Morgan Stanley Dean Witter (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.22) Calculation Agent Agreement, dated as of September 24, 1998, by and between the Company and The Chase Manhattan Bank (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.23) Employment Agreement, dated as of September 1, 1999, between the Company and Martin Nisenholtz.

(12)        Ratio of Earnings to Fixed Charges.

(21)        Subsidiaries of the Company.

(23)        Consent of Deloitte & Touche LLP.

(27)        Financial Data Schedules.

                           THE NEW YORK TIMES COMPANY

                              1999 Financial Report

-------------------------------------------------------------------------------

Contents                                                                   Page

-------------------------------------------------------------------------------
Selected Financial Data.................................................    F-1

Management's Discussion and Analysis of Financial Condition
  and Results of Operations.............................................    F-3

Consolidated Statements of Income.......................................   F-13

Consolidated Balance Sheets.............................................   F-14

Consolidated Statements of Cash Flows...................................   F-16

Consolidated Statements of Stockholders' Equity.........................   F-18

Notes to the Consolidated Financial Statements..........................   F-19

Independent Auditors' Report............................................   F-38

Management's Responsibilities Report....................................   F-38

Quarterly Information...................................................   F-39

Market Information......................................................   F-40

Ten-Year Supplemental Financial Data....................................   F-41

                             SELECTED FINANCIAL DATA

                                                                                         Years Ended
                                                         --------------------------------------------------------------------------
                                                         December 26,   December 27,    December 28,   December 29,   December 31,
(In thousands, except per share and employee data)               1999           1998            1997           1996           1995
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
Revenues                                                  $ 3,130,629    $ 2,936,705     $ 2,866,418    $ 2,628,271    $ 2,428,124
Operating profit                                              571,282        515,220         455,102        173,280        232,749
Income before income taxes and extraordinary item             538,464        505,520         437,365        197,909        233,839
Extraordinary item, net of tax - debt extinguishment(1)            --         (7,716)             --             --             --
Net income                                                    310,177        278,914         262,301         84,534        135,860
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Property, plant and equipment - net                       $ 1,218,396    $ 1,326,196     $ 1,366,931    $ 1,358,029    $ 1,266,609
Total assets                                                3,495,802      3,465,109       3,623,183      3,539,871      3,389,704
Long-term debt and capital lease obligations                  598,327        597,818         535,428        636,632        637,873
Common stockholders' equity                                 1,448,658      1,531,470       1,729,297      1,623,523      1,610,437
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Basic earnings per share
     Earnings before extraordinary item                   $      1.77    $      1.52     $      1.36    $       .43    $       .70
     Extraordinary item, net of tax - debt
        extinguishment(1)                                          --           (.04)             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                                           $      1.77    $      1.48     $      1.36    $       .43    $       .70
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share
     Earnings before extraordinary item                   $      1.73    $      1.49     $      1.33    $       .43    $       .70
     Extraordinary item, net of tax - debt
        extinguishment(1)                                          --           (.04)             --             --             --
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                                           $      1.73    $      1.45     $      1.33    $       .43    $       .70
-----------------------------------------------------------------------------------------------------------------------------------
Dividends                                                 $       .41    $       .37     $       .32    $       .29    $       .28
Common stockholders' equity                               $      8.08    $      7.94     $      8.77    $      8.25    $      8.27
-----------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Operating profit to revenues(2)                                    19%            18%             16%            12%            10%
Return on average common stockholders' equity(2)                   21%            17%             15%            11%             8%
Return on average total assets(2)                                   9%             8%              7%             5%             4%
Long-term debt and capital lease obligations
     to total capitalization                                       29%            28%             24%            28%            28%
Current assets to current liabilities                             .91            .82             .92            .74            .91
-----------------------------------------------------------------------------------------------------------------------------------
FULL-TIME EQUIVALENT EMPLOYEES                                 13,400         13,200          13,100         12,800         12,300
-----------------------------------------------------------------------------------------------------------------------------------

All earnings per share amounts for special items on the following page are the same for basic and diluted earnings per share unless otherwise noted.
(1)   See Note 7 of the Notes to the Consolidated Financial Statements.
(2)   Key operating ratios exclude special items from income as noted on page
      F-2.

Income used in computing the key operating ratios on page F-1 exclude the following special items:

1999

This item reduced earnings per share by $.05.

o The Company recorded a $15.5 million pre-tax charge ($8.9 million after-tax) principally for work force reduction charges ("Buyouts") at The Boston Globe (see Note 9 of the Notes to the Consolidated Financial Statements).

1998

These items reduced earnings per share by $.03.

o The Company recorded a $4.6 million pre-tax gain ($2.6 million after-tax) from the sale of equipment (see Note 2 of the Notes to the Consolidated Financial Statements).

o The Company recorded a $7.7 million after-tax extraordinary item in connection with its repurchase of $78.1 million of its $150.0 million, 8.25% notes due in 2025 (see Note 7 of the Notes to the Consolidated Financial Statements).

o The Company recorded an $8.0 million pre-tax gain ($4.5 million after-tax) from the satisfaction of a post-closing requirement related to the sale of assets of its tennis, sailing and ski magazines in 1997 (see Note 2 of the Notes to the Consolidated Financial Statements).

o The Company recorded a $5.4 million pre-tax charge ($3.1 million after-tax) for Buyouts (see Note 9 of the Notes to the Consolidated Financial Statements).

1997

These items increased earnings per share by $.07.

o The Company recorded an $18.0 million favorable tax adjustment resulting from the completion of its federal income tax audits for periods through 1992 (see Note 8 of the Notes to the Consolidated Financial Statements).

o The Company recorded aggregate pre-tax gains totaling $10.4 million ($5.7 million after-tax) from the sale of assets of its tennis, sailing and ski magazines and certain small properties, net of costs associated with the exit of a golf tee-time reservation operation (see Note 2 of the Notes to the Consolidated Financial Statements).

o The Company recorded a $10.1 million pre-tax noncash charge ($5.7 million after-tax) relating to the adoption of Emerging Issues Task Force Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation ("EITF 97-13") (see Note 3 of the Notes to the Consolidated Financial Statements).

o The Company recorded an $8.5 million pre-tax charge ($4.7 million after-tax) for Buyouts (see Note 9 of the Notes to the Consolidated Financial Statements).

1996

These items reduced basic earnings per share by $.53 and diluted earnings per share by $.51.

o The Company recorded a $126.8 million pre-tax noncash charge ($94.5 million after-tax) relating to Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121 charge").

o The Company recorded pre-tax gains totaling $32.9 million ($17.5 million after-tax) from the sale of a building and the realization of a gain contingency from the disposition of a paper mill in a prior year.

o The Company recorded a $44.1 million pre-tax charge ($24.4 million after-tax) for Buyouts.

1995

These items had no net effect on earnings per share.

o The Company recorded a pre-tax gain of $11.3 million ($5.0 million after-tax) from the sale of several small regional newspapers.

o The Company recorded a $10.1 million pre-tax charge ($5.9 million after-tax) for Buyouts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

In 1999 newspapers contributed 92% of the Company's $3.1 billion in revenues, while broadcasting accounted for 5% and magazines accounted for 3%.

Advertising revenues were 72% and circulation revenues were 22% of the Company's total revenues in 1999, and newspaper distribution operations and database royalties principally made up the balance.

Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices in 1999 decreased from 1998 and are expected to rise in 2000 over 1999 levels.

Below is a chart of the Company's consolidated costs and expenses for the three years ended December 26, 1999.

All percentages presented below for consolidated costs and expenses include production costs as well as selling, general and administrative expenses.

Components of Consolidated Costs and Expenses

   [The following table was depicted as a bar chart in the printed material.]

                                       1999       1998      1997
                                       ----       ----      ----
Wages and Benefits                      42%        41%       42%
Raw Materials                           13%        15%       14%
Other Operating Costs                   37%        36%       37%
Depreciation & Amortization              8%         8%        7%
                                       ----       ----      ----
                                       100%       100%      100%

Consolidated Costs and Expenses
as a Percentage of Revenues

   [The following table was depicted as a bar chart in the printed material.]

                                       1999       1998      1997
                                       ----       ----      ----
Wages and Benefits                      35%        34%       36%
Raw Materials                           10%        12%       11%
Other Operating Costs                   31%        30%       31%
Depreciation & Amortization              6%         6%        6%
                                       ----       ----      ----
                                        82%        82%       84%

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The Company's consolidated financial results for 1999, 1998 and 1997 were as follows:

--------------------------------------------------------------------------------
                                                                    % Change
                                                                  ------------
(In millions, except per
share data)                        1999        1998        1997   99-98  98-97
--------------------------------------------------------------------------------
Revenues                       $3,130.6    $2,936.7    $2,866.4     6.6    2.5
--------------------------------------------------------------------------------
Operating profit               $  571.3    $  515.2    $  455.1    10.9   13.2
--------------------------------------------------------------------------------
Income before
  special items                $  319.1    $  282.6    $  249.1    12.9   13.5
Special items                      (8.9)       (3.7)       13.2       *      *
--------------------------------------------------------------------------------
Net income                     $  310.2    $  278.9    $  262.3    11.2    6.3
--------------------------------------------------------------------------------
Diluted earnings per
  share before
  special items                $   1.78    $   1.48    $   1.26    20.3   17.5
Special items                      (.05)       (.03)        .07    66.7      *
--------------------------------------------------------------------------------
Diluted earnings per
  share                        $   1.73    $   1.45    $   1.33    19.3    9.0
--------------------------------------------------------------------------------

For an explanation of special items, see "Special Items" on page F-5.

All references to earnings per share in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to diluted earnings per share. Years presented each comprise 52 weeks.

*Represents percentages greater than or equal to 100%.

Revenues were $3.1 billion in 1999, up 6.6% from $2.9 billion in 1998. In 1998 revenues were up 2.5% from $2.9 billion in 1997. On a comparable basis, adjusted for dispositions, revenues increased 4.3% in 1998. The effect of dispositions on revenues in 1999 was nominal. Revenues in 1999 improved mostly as a result of higher advertising rates, increased advertising volume and an improved advertising mix. Revenues in 1998 improved as a result of higher advertising rates and volume.

Operating profit for 1999 increased 10.9% to $571.3 million from $515.2 million in 1998. Operating profit for 1999, exclusive of special items, rose 12.7% to $586.7 million from $520.6 million in 1998. The increases were mainly due to higher advertising revenues and lower newsprint expense at the Company's newspapers.

In 1998 operating profit rose 13.2% to $515.2 million from $455.1 million in 1997. Operating profit for 1998, exclusive of special items, rose 9.9% to $520.6 million from $473.7 million in 1997. The improvement in operating profit was mainly due to higher advertising revenues at the Company's newspapers and tighter cost controls throughout the Company, despite higher newsprint expense.

Net income for 1999 increased 11.2% to $310.2 million from $278.9 million in 1998. Net income for 1999, exclusive of special items, rose 12.9% to $319.1 million from $282.6 million in 1998. The increases were primarily attributable to higher advertising revenues and lower newsprint expense.

Net income in 1998 increased 6.3% to $278.9 million from $262.3 million in 1997. Net income for 1998, exclusive of special items, rose 13.5% to $282.6 million from $249.1 million in 1997. The increases in net income were primarily attributable to higher advertising revenues.

The Company's consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for 1999 increased 7.9% to $786.7 million. EBITDA for 1999 increased 9.9% to $802.1 million, excluding special items. EBITDA for 1998 rose 11.6% to $729.4 million from $653.4 million. Excluding special items, EBITDA for 1998 rose 10.3% to $729.9 million from $661.6 million in 1997.

EBITDA is presented because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under generally accepted accounting principles ("GAAP"). The EBITDA presented may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

OPERATING EXPENSES

Consolidated operating expenses were as follows:

--------------------------------------------------------------------------------
                                                                   % Change
                                                              -----------------
(In millions)              1999        1998        1997       99-98       98-97
--------------------------------------------------------------------------------
Production costs
  Raw materials        $  321.4    $  354.9    $  324.7       (9.4)        9.3
  Wages and benefits      621.3       608.2       584.0        2.2         4.1
  Other                   436.1       418.1       381.8        4.3         9.5
--------------------------------------------------------------------------------
Total production
  costs                 1,378.8     1,381.2     1,290.5       (0.2)        7.0
--------------------------------------------------------------------------------
Selling, general and
  administrative
  expenses              1,180.5     1,040.3     1,120.8       13.5        (7.2)
--------------------------------------------------------------------------------
Total                  $2,559.3    $2,421.5    $2,411.3        5.7         0.4
--------------------------------------------------------------------------------

Production costs for 1999 were flat compared to 1998 at $1.4 billion. Lower newsprint expense was primarily offset by higher compensation and contracted printing costs associated with The New York Times newspaper's national expansion.

In 1998 production costs increased 7.0% to $1.4 billion. That increase was mainly due to higher newsprint expense offset by lower costs as a result of the divestiture of certain properties.

Selling, general and administrative ("SGA") expenses for 1999, exclusive of special items, increased 14.4% to $1.2 billion from 1998, principally as a result of higher incentive compensation tied to improved earnings, increased costs associated with The New York Times newspaper's national expansion and higher promotional spending. SGA expenses for 1998, exclusive of special items, decreased 8.2% to $1.0 billion from $1.1 billion in 1997, principally from lower compensation and promotional costs and lower costs as a result of the divestiture of certain properties in 1997.

OTHER ITEMS

Joint Ventures

Income from joint ventures decreased to $17.9 million in 1999 from $21.0 million in 1998. In 1998 income from joint ventures increased to $21.0 million from $14.0 million in 1997. The fluctuations year over year are primarily a result of varying levels of paper prices at the mills in which the Company has equity interests.

Interest Expense

Interest expense, net increased to $50.7 million in 1999 from $43.3 million in 1998. The increase was principally due to additional borrowings to fund the Company's share repurchase program. In 1998 interest expense, net increased to $43.3 million from $42.1 million in 1997. The increase was primarily the result of a reduction in capitalized interest, partially offset by lower interest expense on long-term borrowings.

Total interest income and capitalized interest were $1.8 million in 1999, $3.8 million in 1998 and $8.3 million in 1997.

Taxes

The Company's annual effective income tax rates were 42.4% in 1999, 43.3% in 1998 and 44.1% in 1997. These effective income tax rates exclude the tax effects of special items. The decline in the effective income tax rates was primarily attributable to lower state and local income taxes.

EARNINGS PER SHARE

Diluted earnings per share in 1999 were $1.78, up 20.3% from $1.48 in 1998, and up 17.5% from $1.26 in 1997, excluding special items. The increases were mostly due to stronger advertising revenues in the Newspaper Group and lower outstanding share levels resulting from the Company's share repurchase program.

Diluted earnings per share as reported in the Company's Consolidated Statements of Income were $1.73 in 1999, $1.45 in 1998 and $1.33 in 1997. The effect of repurchases on diluted earnings per share was an increase to earnings per share of $.07 in 1999 and $.05 in 1998.

The average basic Class A and Class B common shares outstanding were 175.6 million in 1999, 188.8 million in 1998 and 193.0 million in 1997. The average diluted Class A and Class B common shares outstanding were 179.2 million in 1999, 192.8 million in 1998 and 197.2 million in 1997.

SPECIAL ITEMS

Over the past three years, the Company has realized gains on the disposition of certain assets and favorably settled a federal tax audit. The Company also recorded expenses for a noncash accounting charge, Buyouts, and a debt extinguishment (see Note 7 of the Notes to the Consolidated Financial Statements). These items were as follows:

1999

This item reduced net income by $8.9 million and earnings per share by $.05.

o A $15.5 million pre-tax charge principally for Buyouts at The Boston Globe (see Note 9 of the Notes to the Consolidated Financial Statements).

1998

These items reduced net income by $3.7 million and earnings per share by $.03.

o A $4.6 million pre-tax gain from the sale of equipment. This gain increased earnings per share by $.01 (see Note 2 of the Notes to the Consolidated Financial Statements).

o A $7.7 million after-tax extraordinary charge in connection with the Company's repurchase of $78.1 million of its $150.0 million, 8.25% notes due in 2025. This charge reduced earnings per share by $.04 (see Note 7 of the Notes to the Consolidated Financial Statements).

o An $8.0 million pre-tax gain from the satisfaction of a post-closing requirement related to the 1997 sale of the Company's assets of its tennis, sailing and ski magazines. This gain increased earnings per share by $.02 (see Note 2 of the Notes to the Consolidated Financial Statements).

o A $5.4 million pre-tax charge for Buyouts: $2.5 million (The Boston Globe), $3.0 million (Magazine Group), $1.9 million (Broadcast Group) offset by a reversal of $2.0 million (Corporate). This charge reduced earnings per share by $.02 (see Note 9 of the Notes to the Consolidated Financial Statements).

1997

These items increased net income by $13.2 million and earnings per share by $.07.

o A $10.4 million pre-tax gain from the sale of assets of the Company's tennis, sailing and ski magazines and certain small properties, net of costs associated with the exit of a golf tee-time reservation operation. This gain increased earnings per share by $.03 (see Note 2 of the Notes to the Consolidated Financial Statements).

o A $10.1 million pre-tax charge resulting from a noncash charge relating to the adoption of EITF 97-13. This charge reduced earnings per share by $.03 (see Note 3 of the Notes to the Consolidated Financial Statements).

o An $18.0 million after-tax gain resulting from a favorable tax adjustment from the completion of the Company's federal income tax audits for periods through 1992. This gain increased earnings per share by $.09 (see Note 8 of the Notes to the Consolidated Financial Statements).

o An $8.5 million pre-tax charge for Buyouts: $7.5 million (Newspaper Group) and $1.0 million (Corporate). This charge reduced earnings per share by $.02 (see Note 9 of the Notes to the Consolidated Financial Statements).

OPERATING SEGMENT INFORMATION

REVENUES, EBITDA AND OPERATING PROFIT

Consolidated revenues, EBITDA and operating profit by business segment were as follows:

--------------------------------------------------------------------------------
                                                                   % Change
(In millions)                 1999         1998         1997    99-98     98-97
--------------------------------------------------------------------------------
Revenues
   Newspapers             $2,869.9     $2,664.4     $2,557.1      7.7      4.2
   Broadcast                 150.1        151.2        144.5     (0.7)     4.6
   Magazines                 110.6        121.1        164.8     (8.7)   (26.5)
--------------------------------------------------------------------------------
Total segment revenues    $3,130.6     $2,936.7     $2,866.4      6.6      2.5
--------------------------------------------------------------------------------
EBITDA
   Newspapers             $  724.9     $  644.3     $  594.2     12.5      8.4
   Broadcast                  63.2         62.8         57.3      0.7      9.6
   Magazines                  19.4         17.7         21.0      9.4    (15.5)
--------------------------------------------------------------------------------
Total Segment
   EBITDA                 $  807.5     $  724.8     $  672.5     11.4      7.8
--------------------------------------------------------------------------------
Operating Profit
   Newspapers             $  556.3     $  477.8     $  434.1     16.4     10.1
   Broadcast                  45.8         45.1         39.4      1.6     14.6
   Magazines                  18.1         22.1         28.3    (18.4)   (22.0)
   Unallocated
     corporate expenses      (48.9)       (29.8)       (46.7)   (64.0)    36.1
--------------------------------------------------------------------------------
Total segment operating
   profit                 $  571.3     $  515.2     $  455.1     10.9     13.2
--------------------------------------------------------------------------------

Newspaper Group

For the years presented, the Newspaper Group includes The New York Times ("The Times"), The Boston Globe ("The Globe"), 21 regional newspapers ("The Regionals"), newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of the New York Times databases and microfilm and Internet-related ventures.

The Company acquired certain assets and liabilities of the Worcester Telegram & Gazette on January 7, 2000, and the related results of operations are not included herein. Beginning in 2000 the Worcester Telegram & Gazette and The Globe will be presented as the New England Newspaper Group.

Internet-related revenues and operating losses are principally from NYTimes.com, NYToday.com, Boston.com, WineToday.com, Abuzz and Web sites of The Regionals. See "Proposed Public Offering of Securities" on page F-9 for additional information regarding the Company's Internet Operations.

--------------------------------------------------------------------------------
                                                                    % Change
(In millions)                 1999        1998        1997      99-98     98-97
--------------------------------------------------------------------------------
Revenues
   Newspapers             $2,839.4    $2,646.9    $2,546.0       7.3       4.0
   Internet                   30.5        17.5        11.1      74.7      57.4
--------------------------------------------------------------------------------
   Total revenues         $2,869.9    $2,664.4    $2,557.1       7.7       4.2
--------------------------------------------------------------------------------
EBITDA
   Newspapers             $  741.5    $  656.1    $  601.4      13.0       9.1
   Internet                  (16.6)      (11.8)       (7.2)    (41.1)    (64.8)
--------------------------------------------------------------------------------
   Total EBITDA           $  724.9    $  644.3    $  594.2      12.5       8.4
--------------------------------------------------------------------------------
Operating Profit (Loss)
   Newspapers             $  577.9    $  490.8    $  441.4      17.7      11.2
   Internet                  (21.6)      (13.0)       (7.3)    (65.7)    (79.3)
--------------------------------------------------------------------------------
Total Operating Profit    $  556.3    $  477.8    $  434.1      16.4      10.1
--------------------------------------------------------------------------------

The Newspaper Group's operating profit for 1999 rose to $556.3 million, compared with $477.8 million in 1998. For 1999 operating profit rose to $571.6 million, compared with $480.3 million in 1998, excluding special items. The improvement primarily resulted from higher advertising revenues and lower newsprint expense. In 1999 the Company's newsprint expense fell 10.9%, which resulted from a decrease in the cost of newsprint of 12.9% and an increase in consumption of 2.0% due to strong advertising compared with 1998.

Revenues grew to $2.9 billion in 1999, up 7.7% from $2.7 billion in 1998. The increase in revenue was primarily due to higher advertising rates and volume and an improved advertising mix. Performance was strongest at The Times and The Globe, where advertising revenues climbed 12.6% and 6.5%. Both newspapers benefited from strong national advertising including increased business from technology companies, and Internet businesses. At The Regionals, advertising revenues were also strong, due in part to the success of Celebrate 2000, a comprehensive program of millennium-related advertising, circulation and promotion initiatives. Across the Newspaper Group there was also a slight increase in circulation revenue. Other revenue increased $10.2 million in 1999 principally due to a special printing project at The Globe.

The Newspaper Group's operating profit for 1998 rose to $477.8 million, compared with $434.1 million in 1997. In 1998 operating profit rose to $480.3 million, compared with $441.6 million in 1997, excluding special items. The improvement was mainly from higher advertising revenues and cost containment, despite an increase of 12.9% in newsprint expense. In 1998 the Company's newsprint expense rose 8.8% and consumption increased 4.1% compared with 1997.

Revenues grew to $2.7 billion in 1998, up 4.2% from $2.6 billion in 1997. The increases in revenues for 1998 over 1997 were primarily due to higher advertising rates and volume, as well as a slight increase in circulation revenues.

Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

--------------------------------------------------------------------------------
                                                                 % Change
(In millions)               1999       1998       1997       99-98      98-97
--------------------------------------------------------------------------------
The New York Times
   Advertising          $1,192.0   $1,058.9   $  989.5       12.6         7.0
   Circulation             452.6      440.6      426.0        2.7         3.4
   Other                   144.4      142.1      144.2        1.6        (1.4)
--------------------------------------------------------------------------------
   Total                $1,789.0   $1,641.6   $1,559.7        9.0         5.3
--------------------------------------------------------------------------------
The Boston Globe
   Advertising          $  477.5   $  448.2   $  440.3        6.5         1.8
   Circulation             133.7      133.4      134.5        0.2        (0.8)
   Other                    14.0        8.2        7.8       70.7         5.3
--------------------------------------------------------------------------------
   Total                $  625.2   $  589.8   $  582.6        6.0         1.2
--------------------------------------------------------------------------------
Regional Newspapers
   Advertising          $  362.7   $  341.7   $  323.2        6.1         5.7
   Circulation              76.9       77.3       77.6       (0.5)       (0.4)
   Other                    16.1       14.0       14.0       15.6          --
--------------------------------------------------------------------------------
   Total                $  455.7   $  433.0   $  414.8        5.3         4.4
--------------------------------------------------------------------------------
Total Newspaper Group
   Advertising          $2,032.2   $1,848.8   $1,753.0        9.9         5.5
   Circulation             663.2      651.3      638.1        1.8         2.1
   Other                   174.5      164.3      166.0        6.2        (1.0)
--------------------------------------------------------------------------------
   Total                $2,869.9   $2,664.4   $2,557.1        7.7         4.2
--------------------------------------------------------------------------------

Advertising volume for The Times, The Globe and The Regionals was as follows:

--------------------------------------------------------------------------------
(Inches in thousands,
preprints in                                                        % Change
thousands                                                        ---------------
of copies)                   1999          1998          1997     99-98   98-97
--------------------------------------------------------------------------------
The New York Times
   Retail                   567.3         587.2         606.8     (3.4)    (3.2)
   National               1,582.1       1,392.7       1,330.8     13.6      4.7
   Classified               984.1         996.9         971.1     (1.3)     2.7
   Zoned                  1,015.7       1,019.6       1,034.6     (0.4)    (1.4)
--------------------------------------------------------------------------------
   Total                  4,149.2       3,996.4       3,943.3      3.8      1.3
--------------------------------------------------------------------------------
   Preprints              427,857       343,070       318,490     24.7      7.7
--------------------------------------------------------------------------------
The Boston Globe
   Retail                   667.5         701.9         729.6     (4.9)    (3.8)
   National                 753.1         697.4         629.6      8.0     10.6
   Classified             1,354.3       1,350.5       1,346.1      0.3      0.4
   Zoned                    256.2         278.9         304.5     (8.2)    (8.2)
--------------------------------------------------------------------------------
   Total                  3,031.1       3,028.7       3,009.8      0.1      0.6
--------------------------------------------------------------------------------
   Preprints              801,842       787,016       729,228      1.9      7.9
--------------------------------------------------------------------------------
Regional Newspapers
   Retail                 7,575.4       7,884.4       7,830.4     (3.9)     0.7
   National                 285.0         252.7         274.9     12.8     (8.0)
   Classified             7,870.3       7,460.4       7,086.7      5.5      5.3
   Zoned                    456.4         476.4         453.9     (4.2)     4.8
--------------------------------------------------------------------------------
   Total                 16,187.1      16,073.9      15,645.9      0.7      2.7
--------------------------------------------------------------------------------
   Preprints            1,115,303     1,082,712     1,013,200      3.0      6.9
--------------------------------------------------------------------------------

Circulation for The Times, The Globe and The Regionals was as follows:

--------------------------------------------------------------------------------
                                     Weekday                      Sunday
                              ---------------------       ----------------------
(Copies in thousands)            1999      % Change         1999       % Change
--------------------------------------------------------------------------------
Average Circulation
The New York Times            1,110.2          1.5       1,668.1           1.4
The Boston Globe                468.9         (0.2)        728.5          (2.2)
Regional Newspapers             732.7         (0.6)        779.5          (1.0)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                     Weekday                      Sunday
                              ---------------------       ----------------------
(Copies in thousands)            1998      % Change          1998      % Change
--------------------------------------------------------------------------------
Average Circulation
The New York Times            1,094.1           0.5       1,644.8         (0.4)
The Boston Globe                469.9          (1.1)        745.2         (1.3)
Regional Newspapers             736.8           0.5         787.6         (0.1)
--------------------------------------------------------------------------------

Circulation growth for The Times was primarily due to additional availability and promotion in major markets across the nation combined with programs to improve the quality and levels of its home delivery circulation base. Additionally, The Times and The Globe have continued to make improvements in delivery and customer service to attract new readers and retain existing ones. These improvements included the use of The Times's and The Globe's Web sites for new subscriptions and customer service.

Broadcast Group

The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

--------------------------------------------------------------------------------
                                                                % Change
(In millions)              1999       1998       1997       99-98      98-97
--------------------------------------------------------------------------------
Revenues                 $150.1     $151.2     $144.5       (0.7)        4.6
--------------------------------------------------------------------------------
EBITDA                     63.2       62.8       57.3        0.7         9.6
--------------------------------------------------------------------------------
Operating Profit         $ 45.8     $ 45.1     $ 39.4        1.6        14.6
--------------------------------------------------------------------------------

The Broadcast Group's operating profit was $45.9 million in 1999, $47.0 million in 1998 and $39.4 million in 1997, excluding Buyouts.

Revenues and operating profit varied in the three years presented primarily as a result of the level of political advertising revenue in each year. Additionally, the Broadcast Group employed tight cost controls to aid profitability.

Magazine Group

This group consists of three golf publications and related activities in the golf field.

--------------------------------------------------------------------------------
                                                                   % Change
(In millions)                         1999     1998     1997     99-98    98-97
--------------------------------------------------------------------------------
Revenues
--------------------------------------------------------------------------------
   Magazines                        $110.6   $115.3   $154.8     (4.1)    (25.5)
   Non-Compete
     Agreement                          --      5.8     10.0        *         *
--------------------------------------------------------------------------------
Total Revenues                      $110.6   $121.1   $164.8     (8.7)    (26.5)
--------------------------------------------------------------------------------
EBITDA                              $ 19.4   $ 17.7   $ 21.0      9.4     (15.5)
--------------------------------------------------------------------------------
Operating Profit
--------------------------------------------------------------------------------
   Magazines                        $ 18.1   $ 16.3   $ 18.3     10.8     (11.2)
   Non-Compete
     Agreement                          --      5.8     10.0        *         *
--------------------------------------------------------------------------------
Total Operating Profit              $ 18.1   $ 22.1   $ 28.3    (18.4)    (22.0)
--------------------------------------------------------------------------------

The Magazine Group's operating profit declined in 1999 to $18.1 million from $22.1 million in 1998 and $28.3 million in 1997. On a comparable basis, excluding divestitures and income from a non-compete agreement, revenues in 1999 decreased by 3.3% compared to 1998 and 1997. Consolidation in the golf equipment industry and a competitive rate environment adversely affected the Group's performance in 1999 and 1998. The revenue related to the non-compete agreement ceased in July 1998. In 1998 operating profit was also negatively affected by a $3.0 million charge for Buyouts, and was positively affected by the absence of losses related to a golf tee-time reservation operation that the Company exited in late 1997. In November 1997 the Company completed the sale of assets of its tennis, sailing and ski magazines and certain small properties (see Note 2 of the Notes to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $601.1 million in 1999, compared with $496.9 million in 1998 and $449.7 million in 1997. The increases were primarily due to higher earnings and improvements in working capital. Operating cash flow was primarily used for share repurchases, capital expenditures, acquisitions and dividend payments to stockholders.

Net cash used in investing activities was $82.9 million in 1999, compared with $56.2 million in 1998 and $116.7 million in 1997. The increase of $26.7 million in 1999 was primarily due to additional minority interest investments in Internet-related companies. The 1999 increase was partially offset by reduced levels of capital expenditures. The decrease in 1998 from 1997 was principally from reduced capital expenditures.

Net cash used in financing activities was $490.4 million in 1999, compared with $511.6 million in 1998 and $265.3 million in 1997. The decrease of $21.2 million in 1999 was primarily related to the debt extinguishment in 1998. The increase in 1998 over 1997 was principally from increased levels of stock repurchases.

Cash generated from the Company's operations and the funds available from external sources are expected to be adequate to cover all cash requirements, including working capital needs, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders.

The ratio of current assets to current liabilities rose to 91.3% at December 26, 1999, from 82.1% at December 27, 1998 as a result of a higher cash balance and a lower level of short-term borrowings. Long-term debt and capital lease obligations, as a percentage of total capitalization, were 29.2% at December 26, 1999, and 28.1% at December 27, 1998. This increase was principally from reductions in stockholders' equity and increases in debt associated with stock repurchases.

FINANCING

In July 1999 the Company increased its borrowing capacity under a revolving credit agreement to $200.0 million from $100.0 million. That agreement expires in June 2000. An additional $200.0 million revolving credit agreement remains unchanged and expires in July 2002. The Company has a total of $400.0 million in revolving credit agreements, which require, among other provisions, specified levels of stockholders' equity. The amount of stockholders' equity over required levels was $509.2 million at December 26, 1999, compared with $600.8 million at December 27, 1998. The decrease in the level of unrestricted stockholders' equity is mainly due to stock repurchases.

The revolving credit agreements permit borrowings, which bear interest at the Company's option (i) for domestic borrowings: based on a certificates of deposit rate, a Federal Funds rate, a base rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating.

In July 1999 the Company increased its ability to issue commercial paper from $300.0 million to $400.0 million, which is supported by the Company's revolving credit agreements. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days.

The Company had no commercial paper outstanding at December 26, 1999. At December 27, 1998, the Company had $124.1 million in commercial paper outstanding with an annual weighted average interest rate of 5.3% and an average of 41 days to maturity.

On August 21, 1998, the Company filed a $300.0 million shelf registration statement on Form S-3 with the Securities and Exchange Commission for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. As of December 26, 1999, the Company had issued a total of $198.0 million, excluding unamortized debt costs, under the medium-term note program. The notes have maturity dates ranging from October 8, 2003, through November 18, 2009, and pay interest semi-annually with rates ranging from 5.0% to 7.125%.

In October 1993 the Company issued $200.0 million of senior notes. Five-year senior notes totaling $100.0 million matured in October 1998, while the remaining $100.0 million in notes are due in April 2000.

In 1998, the Company made a tender offer for any and all of its $150.0 million of outstanding publicly-held 8.25% debentures due March 15, 2025. The debenture holders tendered $78.1 million of the outstanding debentures. The Company financed the purchase of the debentures with available cash and through its existing commercial paper facility. By replacing higher rate long-term borrowings with lower-rate short-term alternatives, the Company reduced interest expense and generated a positive return on a net present value basis. Total cash paid in connection with the tender offer was approximately $89.3 million. The Company incurred a charge to operations in 1998 of $13.7 million ($7.7 million after-tax) in connection with this debt extinguishment (see Note 7 of the Notes to the Consolidated Financial Statements).

The Company's total long-term debt, including current portion and capital leases, was $701.2 million at December 26, 1999, and $599.7 million at December 27, 1998. The increase is primarily attributable to the issuance of additional medium-term notes. Total additional borrowings available under all financing arrangements amounted to $502.0 million as of December 26, 1999, and $272.0 million as of January 28, 2000. Total debt, including current portion and capital leases, as of January 28, 2000, amounted to $931.2 million. This increase of $230.0 million from December 26, 1999, is primarily from the acquisition of the Worcester Telegram & Gazette on January 7, 2000 (see Acquisitions/Dispositions on page F-10).

PROPOSED PUBLIC OFFERING OF SECURITIES

On January 20, 2000, the Board of Directors of the Company authorized, subject to shareholder approval, the issuance of a new class of stock. On January 28, 2000, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") on Form S-3 (the "Form S-3") related to a proposed initial public offering of a new class of common stock ("Class C Stock") which is intended to track the performance of the Company's Internet business division, Times Company Digital (the "TCD group").

After shareholder approval and the completion of the proposed stock offering, the Company intends to separate for financial reporting purposes the TCD group and the "NYT group" (the Company excluding the TCD group except for a retained interest in the TCD group) (See Note 19 of the Notes to the Consolidated Financial Statements). The NYT group includes all of the other business segments: Newspaper, Broadcast and Magazines, except for the businesses that comprise the TCD group. The NYT group also includes a retained interest in the TCD group which is currently 100%. This retained interest will decline to reflect the issuance of Class C Stock to the public.

For segment reporting purposes, the Company currently provides financial data on its Internet operations which are included in the Newspaper Group (the "Internet Operations"). The Internet Operations principally include all Internet-related operations of the Company. However, the operating results of the Internet Operations are not indicative of the operating results of the TCD group's operations. The TCD group includes NYTimes.com, NYToday.com, Boston.com, WineToday.com, GolfDigest.com and Abuzz.com. The Internet Operations also include various Internet operations of The Regionals and exclude GolfDigest.com. The TCD group's operating results as presented in the financial statements included in the Form S-3 and in Note 19 of the Notes to the Consolidated Financial Statements reflect the effect of various inter-group agreements and policies, including a license agreement, a services agreement and established tax sharing policies.

Beginning in 2000, and coinciding with the effective date of these various arrangements (January 1, 2000), the Company's management has determined that its reportable segments will consist of newspapers, broadcast, magazines and the operations of the TCD group. These segments will be evaluated regularly by key management in assessing performance and allocating resources.

ACQUISITIONS/DISPOSITIONS

The Company acquired an Internet knowledge management concern ("Abuzz") on July 22, 1999, for $5.1 million in cash and $25.0 million in the stock of the Company's subsidiary that acquired Abuzz ("Acquisition Subsidiary") (see Note 2 in the Notes to the Consolidated Financial Statements). In the event that the Company has not issued Class C Stock to the public by December 31, 2000, the former stockholders of Abuzz and certain optionees of Acquisition Subsidiary have the right to require Acquisition Subsidiary to redeem their shares for an amount no less than $25.0 million in aggregate. After the Class C Stock is issued, the Company may be required to issue additional shares of Class C Stock, if Acquisition Subsidiary's shares held by former shareholders of Abuzz and certain optionees of Acquisition Subsidiary are exchangeable into Class C Stock at or below a value of $25.0 million. The Company has reflected this $25.0 million in "Accrued expenses" on the Company's Consolidated Balance Sheets as of December 26, 1999.

Upon completion of the issuance of Class C Stock to the public, shares of Acquisition Subsidiary stock may be exchanged for Class C Stock at an exchange ratio intended to maintain the same percentage of ownership in the TCD group immediately prior to the public issuance as the exchanged shares held in Acquisition Subsidiary. If this exchange had occurred at December 26, 1999, the former stockholders of Abuzz would have been entitled to exchange their shares in Acquisition Subsidiary for 4.2% of Class C Stock.

On January 7, 2000, the Company acquired certain assets and liabilities of a newspaper, the Worcester Telegram & Gazette, in Worcester, Mass., for approximately $295.0 million in cash. The cost of this acquisition was funded through the Company's commercial paper and medium-term note programs.

On February 17, 2000, the Company made a decision to offer for sale the Santa Barbara News-Press in Santa Barbara, Calif., Daily World in Opelousas, La., Daily News in Palatka, Fla., Lake City Reporter in Lake City, Fla., The News-Sun in Sebring/Avon Park, Fla., The News-Leader in Fernandina Beach, Fla., and Marco Island Eagle in Marco Island, Fla. The net assets of these newspapers have been included in the caption "Assets held for sale" in the Company's Consolidated Balance Sheets as of December 26, 1999, at their carrying value. The sale is expected to be completed by December 31, 2000. The results of the operations for these newspapers are not material to the Company.

CAPITAL EXPENDITURES

The Company estimates that capital expenditures for 2000 will range from $120.0 million to $140.0 million, compared with $73.4 million in 1999, $81.6 million in 1998 and $160.2 million in 1997. The 1998 capital expenditures exclude $78.0 million related to the Company's Edison facility lease renegotiations (see Note 14 of the Notes to the Consolidated Financial Statements).

DEPRECIATION AND AMORTIZATION

The Company expects that depreciation and amortization expense will be $205.0 million to $210.0 million for 2000, compared with $197.5 million in 1999, $188.2 million in 1998 and $173.9 million in 1997.

YEAR 2000 DISCLOSURE

We have completed the implementation of our year 2000 remediation plan on a timely basis, and such remediation plan as implemented addressed all mission critical systems. We are not aware of any adverse effects of year 2000 issues on the Company. This includes the Company's systems and operations, and vendor, customer and service provider relationships.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998 the Financial Accounting Standard's Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity may be required to deduct any changes in the derivative's fair value from its operating income. In June 1999 the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Financial Accounting Standards Statement No. 133 ("SFAS No. 137"). SFAS No. 137 amended the effective date for SFAS No. 133 from June 15, 1999, to June 15, 2000. The Company is currently determining the effect of SFAS No. 133 and SFAS No. 137 on the Company's Consolidated Financial Statements.

FACTORS THAT COULD AFFECT OPERATING RESULTS

This Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the
Company's:

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

ADVERTISING REVENUES

Advertising is the Company's most significant source of revenue. Competition from other forms of media available in the Company's various markets, including direct marketing and the Internet, affects the Company's ability to attract and retain advertisers and to increase advertising rates. Advertising could be negatively affected by an economic downturn in any of the Company's markets.

Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is higher than first- and third-quarter volume since economic activity tends to be lower after the holidays and in the summer. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, affect the levels of the Company's retail, national and most particularly, classified advertising revenue. Structural changes in the retail environment may also depress the level of advertising revenue.

CIRCULATION REVENUES

Circulation is a significant source of revenue for the Company. Circulation revenue and the Company's ability to achieve price increases for its print products are affected by competition from other publications and other forms of media available in the Company's various markets. Decreased consumer spending on discretionary items like newspapers and magazines and the decreasing number of newspaper readers among young people could also negatively affect circulation.

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

The Company may also consider the acquisition of specific properties or businesses that fall outside its traditional lines of business if it deems such properties sufficiently attractive.

PRODUCT PORTFOLIO; ACQUISITIONS

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

TELEVISION BROADCASTING

The Company's television stations are subject to continuing technological and regulatory developments that may affect their future profitability. The advent of digital broadcasting is one such development. The Federal Communications Commission ("FCC") adopted rules in 1997 under which all television stations are required to change to a new system of digital broadcasting. The direct hardware cost of this change will be substantial and the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers or until other sources of revenue to be derived from the digital spectrum have been developed. Additionally, the new digital transmission systems to be used by television stations, cable systems and direct broadcast satellites could greatly increase the number of electronic video services with which the Company's stations compete.

INTERNET BUSINESSES

The Company expects to make substantial investments in its Internet businesses for the foreseeable future. These are highly risky businesses which are likely to incur losses. The Company's Internet businesses have a limited operating history, are dependent on advertising revenue and the continued growth and acceptance of the Internet and subject to all risks of Internet businesses, such as evolving regulation and technology, changes in consumer preferences and intense competition.

                          ----------------------------

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosure made by the Company.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

MARKET RISK

The Company's qualitative and quantitative market risk is principally associated with market interest rate fluctuations related to its debt obligations and stock market price fluctuations with respect to marketable securities (see Note 7 and Note 15 to the Notes to the Consolidated Financial Statements). Any such market risks are not considered significant by the Company.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Years Ended
                                                   ---------------------------------------------
                                                   December 26,    December 27,     December 28,
(In thousands, except per share data)                      1999            1998             1997
------------------------------------------------------------------------------------------------
REVENUES
Advertising                                         $ 2,254,932     $ 2,073,540      $ 1,999,844
Circulation                                             686,478         677,703          670,258
Other                                                   189,219         185,462          196,316
------------------------------------------------------------------------------------------------
Total                                                 3,130,629       2,936,705        2,866,418
------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs
     Raw materials                                      321,397         354,872          324,654
     Wages and benefits                                 621,260         608,152          584,016
     Other                                              436,183         418,196          381,790
------------------------------------------------------------------------------------------------
Total                                                 1,378,840       1,381,220        1,290,460
Selling, general and administrative expenses          1,180,507       1,040,265        1,120,856
------------------------------------------------------------------------------------------------
Total                                                 2,559,347       2,421,485        2,411,316
------------------------------------------------------------------------------------------------
OPERATING PROFIT                                        571,282         515,220          455,102
Income from joint ventures                               17,900          21,014           13,990
Interest expense, net                                    50,718          43,333           42,115
Net gain on dispositions of assets                           --          12,619           10,388
------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item       538,464         505,520          437,365
Income taxes                                            228,287         218,890          175,064
------------------------------------------------------------------------------------------------
Income before extraordinary item                        310,177         286,630          262,301
Extraordinary item, net of tax                               --          (7,716)              --
------------------------------------------------------------------------------------------------
NET INCOME                                          $   310,177     $   278,914      $   262,301
------------------------------------------------------------------------------------------------
Average number of common shares outstanding
     Basic                                              175,587         188,762          193,040
     Diluted                                            179,244         192,846          197,150
------------------------------------------------------------------------------------------------
Basic earnings per share
     Earnings before extraordinary item             $      1.77     $      1.52      $      1.36
     Extraordinary item, net of tax                          --            (.04)              --
------------------------------------------------------------------------------------------------
     Net income                                     $      1.77     $      1.48      $      1.36
------------------------------------------------------------------------------------------------
Diluted earnings per share
     Earnings before extraordinary item             $      1.73     $      1.49      $      1.33
     Extraordinary item, net of tax                          --            (.04)              --
------------------------------------------------------------------------------------------------
     Net income                                     $      1.73     $      1.45      $      1.33
------------------------------------------------------------------------------------------------
Dividends per share                                 $       .41     $       .37      $       .32
------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                                                                            December 26,     December 27,
(In thousands)                                                                      1999             1998
---------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------
CURRENT ASSETS
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents                                                     $   63,861       $   35,991
Accounts receivable (net of allowances: 1999 - $39,749; 1998 - $34,364)          366,754          331,933
Inventories                                                                       28,650           32,287
Deferred income taxes                                                             53,611           40,612
Assets held for sale                                                              37,796               --
Other current assets                                                              64,236           71,994
---------------------------------------------------------------------------------------------------------
Total current assets                                                             614,908          512,817
---------------------------------------------------------------------------------------------------------
INVESTMENT IN JOINT VENTURES                                                     121,940          122,273
---------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
Land                                                                              67,149           71,935
Buildings, building equipment and improvements                                   789,504          818,811
Equipment                                                                      1,307,365        1,307,869
Construction and equipment installations in progress                              31,145           24,885
---------------------------------------------------------------------------------------------------------
Total - at cost                                                                2,195,163        2,223,500
Less accumulated depreciation                                                    976,767          897,304
---------------------------------------------------------------------------------------------------------
Property, plant and equipment - net                                            1,218,396        1,326,196
---------------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS ACQUIRED
Costs in excess of net assets acquired                                         1,223,944        1,204,021
Other intangible assets acquired                                                 436,674          428,974
---------------------------------------------------------------------------------------------------------
Total                                                                          1,660,618        1,632,995
Less accumulated amortization                                                    355,600          305,422
---------------------------------------------------------------------------------------------------------
Intangible assets acquired - net                                               1,305,018        1,327,573
---------------------------------------------------------------------------------------------------------
MISCELLANEOUS ASSETS                                                             235,540          176,250
---------------------------------------------------------------------------------------------------------
Total                                                                         $3,495,802       $3,465,109
---------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                                                                                      December 26,       December 27,
(In thousands, except share data)                                                             1999               1998
---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Commercial paper outstanding                                                           $        --        $   124,100
Accounts payable                                                                           191,706            163,783
Accrued payroll and other related liabilities                                              105,257             87,265
Accrued expenses                                                                           193,553            166,761
Unexpired subscriptions                                                                     80,161             81,080
Current portion of long-term debt and capital lease obligations                            102,837              1,867
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  673,514            624,856
---------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES
Long-term debt                                                                             512,627            513,695
Capital lease obligations                                                                   85,700             84,123
Deferred income taxes                                                                      141,033            165,268
Other                                                                                      634,270            545,697
---------------------------------------------------------------------------------------------------------------------
Total other liabilities                                                                  1,373,630          1,308,783
---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        2,047,144          1,933,639
---------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Serial preferred stock of $1 par value - authorized 200,000 shares - none issued                --                 --
Common stock of $.10 par value
     Class A - authorized 300,000,000 shares; issued: 1999 - 177,971,194;
         1998 - 185,763,418 (including treasury shares: 1999 - 5,000,000;
         1998 - 5,000,000)                                                                  17,797             18,576
    Class B - convertible - authorized 847,240 shares; issued: 1999 - 847,240;
         1998 - 849,602 (including treasury shares: 1999 - none and 1998 - none)                85                 85
Retained earnings                                                                        1,600,743          1,677,469
Common stock held in treasury, at cost                                                    (173,137)          (162,051)
---------------------------------------------------------------------------------------------------------------------
                                                                                         1,445,488          1,534,079
Accumulated other comprehensive income (loss):
    Unrealized gain on marketable securities                                                 5,753                 --
    Foreign currency translation adjustments                                                (2,583)            (2,609)
---------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)                                          3,170             (2,609)
---------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               1,448,658          1,531,470
---------------------------------------------------------------------------------------------------------------------
Total                                                                                  $ 3,495,802        $ 3,465,109
---------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Years Ended
                                                                                    ------------------------------------------------
                                                                                    December 26,     December 27,     December 28,
(In thousands)                                                                              1999             1998             1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                             $ 310,177        $ 278,914        $ 262,301

Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                    197,493          188,237          173,897
        Business process/technology reengineering charge                                      --               --           10,100
        Undistributed earnings of affiliates                                              (4,839)          (2,822)          (3,494)
        Net gain on dispositions                                                              --          (12,619)         (10,388)
        Deferred income taxes                                                            (44,632)          (2,010)         (26,559)
        Long-term retirement benefit obligations                                          38,452           33,643           25,556
        Other - net                                                                       13,108           (4,446)          10,913

   Changes in operating assets and liabilities, net of acquisitions/dispositions
        Accounts receivable - net                                                        (38,743)            (646)         (29,216)
        Inventories                                                                        3,122             (153)           1,152
        Other current assets                                                              43,121           36,449           17,315
        Accounts payable                                                                  29,263          (25,797)           7,064
        Accrued payroll and accrued expenses                                              53,583            9,691            6,686
        Unexpired subscriptions                                                              990           (1,541)           4,359
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                601,095          496,900          449,686
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Net proceeds from dispositions                                                            11,434           23,661           39,727

Additions to property, plant and equipment                                               (73,407)         (81,578)        (160,168)

Other investing proceeds                                                                   8,704           14,725           10,560

Other investing payments                                                                 (29,589)         (12,974)          (6,782)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (82,858)         (56,166)        (116,663)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Commercial paper (repayments) borrowings - net                                          (124,100)         124,100          (45,500)

Long-term obligations
   Increase                                                                              103,861           98,433               --
   Reduction                                                                              (2,358)        (190,847)          (3,847)

Capital shares
   Issuance                                                                               27,961            7,208            9,930
   Repurchase                                                                           (423,715)        (480,857)        (162,615)

Dividends paid to stockholders                                                           (72,016)         (69,600)         (61,865)

Preferred stock redemption                                                                    --               --           (1,753)

Other financing proceeds                                                                      --               --              344
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                   (490,367)        (511,563)        (265,306)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and short-term investments                                27,870          (70,829)          67,717

Cash and cash equivalents at the beginning of the year                                    35,991          106,820           39,103
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                                       $  63,861        $  35,991        $ 106,820
------------------------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows.

        SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOW INFORMATION

                                                          Years Ended
                                           ------------------------------------------
                                           December 26,   December 27,   December 28,
(In thousands)                                     1999           1998           1997
-------------------------------------------------------------------------------------
Cash payments during the year for
-------------------------------------------------------------------------------------
    Interest (net of amount capitalized)       $ 50,050       $ 49,025       $ 39,122
-------------------------------------------------------------------------------------
    Income taxes                               $210,951       $177,261       $169,115
-------------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING TRANSACTIONS

1. In February 1999 the Company purchased a minority interest in TheStreet.com for $15.6 million, of which $3.6 million was in cash and $12.0 million represents an irrevocable credit for future advertising to be used by TheStreet.com through February 2003. Investment and deferred revenue accounts were increased by $12.0 million accordingly. A total of $1.7 million of advertising credits were utilized in 1999.

2. The Company renegotiated its lease agreement in 1998 for its Edison newspaper printing facility, extending the capitalized lease commitment for an additional 10 years. Accordingly, the capitalized lease value was increased to $78.0 million, with a corresponding increase to $78.0 million of the capital lease obligation (see Note 14 of the Notes to Consolidated Financial Statements).

3. The Company acquired Abuzz Technologies, Inc. on July 22, 1999, for $5.1 million in cash and $25.0 million in the stock of a subsidiary of the Company (see Note 2 of the Notes to Consolidated Financial Statements).

OTHER

      Amounts in these Consolidated Statements of Cash Flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                              Capital Stock
                                                             -------------------------------------------      Additional
                                                                 5 1/2 %         Class A         Class B       Paid-in
(In thousands, except share and per share data)                Preference        Common          Common        Capital
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 30, 1996                                        $1,753         $22,124            $113        $651,888
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income
    Foreign currency translation adjustments (net
      of tax of $1,411)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income
Dividends, preference - $4.125 per share
Dividends, common - $.32 per share
Issuance of shares
    Retirement units - 17,190 Class A shares                                                                         202
    Employee stock purchase plan -
      1,598,570 Class A shares                                                                                     8,335
    Stock options - 2,161,926 Class A shares                                         532                         101,304
    Other stock issuances - 7,700 Class A shares                                                                     (91)
    Stock conversions - 7,030
Repurchase of stock - 5,932,000 Class A shares
Preferred stock redemption                                        (1,753)
Proceeds from the sale of put options                                                                                344
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1997                                            --          22,656             113         761,982
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income
    Foreign currency translation adjustments (net
      of tax of $926)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income
Dividends, common - $.37 per share
Issuance of shares
    Retirement units - 152,866 Class A shares                                                                     (1,088)
    Employee stock purchase plan -
      1,427,273   Class A shares                                                                                  (3,764)
    Stock options - 1,559,185 Class A shares                                         339                          76,295
Repurchase of stock - 14,784,000 Class A shares
Treasury stock retirement - 44,477,000 shares                                     (4,420)            (28)       (833,425)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 27, 1998                                            --          18,576              85              --
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income
    Foreign currency translation adjustments (net
      of tax of $55)
    Change in unrealized gains on marketable
      securities (net of tax of $4,708)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income
Dividends, common - $.41 per share
Issuance of shares
    Retirement units - 16,407 Class A shares                                                                        (615)
    Employee stock purchase plan -
      1,523,292 Class A shares                                                         1                         (15,261)
    Stock options - 2,529,597 Class A shares                                         361                          87,134
    Stock conversions - 2,362 shares
Repurchase of stock - 11,864,000 Class A shares
Treasury stock retirement - 11,407,000 shares                                     (1,141)                        (71,258)
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 26, 1999                                        $   --         $17,797            $ 85        $     --
----------------------------------------------------------------------------------------------------------------------------

                                                                             Common
                                                                              Stock           Accumulated
                                                                              Held in            Other
                                                                Retained     Treasury,       Comprehensive
(In thousands, except share and per share data)                 Earnings      at cost        Income (Loss)        Total
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 30, 1996                                     $1,291,219    $(341,645)            $  (176)    $1,625,276
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income                                                    262,301                                         262,301
    Foreign currency translation adjustments (net
      of tax of $1,411)                                                                             (1,334)        (1,334)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                              260,967
Dividends, preference - $4.125 per share                              (72)                                            (72)
Dividends, common - $.32 per share                                (61,793)                                        (61,793)
Issuance of shares
    Retirement units - 17,190 Class A shares                                       202                                404
    Employee stock purchase plan -
      1,598,570 Class A shares                                                  18,730                             27,065
    Stock options - 2,161,926 Class A shares                                   (77,423)                            24,413
    Other stock issuances - 7,700 Class A shares                                    91                                 --
    Stock conversions - 7,030
Repurchase of stock - 5,932,000 Class A shares                                (145,554)                          (145,554)
Preferred stock redemption                                                                                         (1,753)
Proceeds from the sale of put options                                                                                 344
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1997                                      1,491,655     (545,599)             (1,510)     1,729,297
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income                                                    278,914                                         278,914
    Foreign currency translation adjustments (net
      of tax of $926)                                                                               (1,099)        (1,099)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                              277,815
Dividends, common - $.37 per share                                (69,600)                                        (69,600)
Issuance of shares
    Retirement units - 152,866 Class A shares                                    1,897                                809
    Employee stock purchase plan -
      1,427,273   Class A shares                                                35,803                             32,039
    Stock options - 1,559,185 Class A shares                                   (61,433)                            15,201
Repurchase of stock - 14,784,000 Class A shares                               (454,091)                          (454,091)
Treasury stock retirement - 44,477,000 shares                     (23,500)     861,373                                 --
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 27, 1998                                      1,677,469     (162,051)             (2,609)     1,531,470
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income
    Net income                                                    310,177                                          310,177
    Foreign currency translation adjustments (net
      of tax of $55)                                                                                    26             26
    Change in unrealized gains on marketable
      securities (net of tax of $4,708)                                                              5,753          5,753
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                              315,956
Dividends, common - $.41 per share                                (72,016)                                        (72,016)
Issuance of shares
    Retirement units - 16,407 Class A shares                                       532                                (83)
    Employee stock purchase plan -
      1,523,292 Class A shares                                                  49,101                             33,841
    Stock options - 2,529,597 Class A shares                                   (37,152)                            50,343
    Stock conversions - 2,362 shares
Repurchase of stock - 11,864,000 Class A shares                               (410,853)                          (410,853)
Treasury stock retirement - 11,407,000 shares                    (314,887)     387,286                                 --
--------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 26, 1999                                     $1,600,743    $(173,137)            $ 3,170     $1,448,658
--------------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The New York Times Company (the "Company") is engaged in diversified activities in media. The Company's principal businesses are newspapers, magazines and broadcasting. The Company also has equity interests in a Canadian newsprint mill and a "supercalendered" (glossy paper used in magazines) paper mill. The Company's major source of revenue is advertising from its newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company after elimination of intercompany items.

FISCAL YEAR

The Company's fiscal year-end is the last Sunday in December. Fiscal years 1999, 1998 and 1997 each comprise 52 weeks.

INVENTORIES

Inventories are stated at the lower of cost or current market value. Inventory cost is generally based on the last-in, first-out ("LIFO") method for newsprint and magazine paper and the first-in, first-out ("FIFO") method for other inventories.

INVESTMENTS

Investments in which the Company has at least a 20%, but not more than 50%, interest are accounted for under the equity method. Investment interests below 20% are accounted for under the cost method.

MARKETABLE SECURITIES

The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a separate component of the Consolidated Statements of Stockholders' Equity and in the Consolidated Balance Sheets, in the caption "Accumulated other comprehensive income (loss)".

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost; and depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

INTANGIBLE ASSETS ACQUIRED

Cost in excess of net assets acquired is primarily the excess of cost over the fair market value of tangible net assets acquired. Each quarter the Company evaluates whether there has been a permanent impairment in any of its intangible assets, including goodwill. An impairment in value is considered to have occurred when the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of the intangible assets. If it is determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets will be written down to the present value of the future operating cash flows to be generated by the acquired businesses. The excess costs that arose from acquisitions after October 31, 1970, are being amortized by the straight-line method mainly over 40 years. The remaining portion ($13.0 million), which arose from acquisitions before November 1, 1970, is not being amortized since management believes there has been no decrease in value. Other intangible assets acquired consist primarily of advertiser and subscriber relationships and mastheads, which are being amortized over their remaining lives, ranging from three to 40 years for various software licenses and a life of 40 years for mastheads on various acquired properties.

SUBSCRIPTION REVENUES AND COSTS

Proceeds from subscriptions and related costs, principally agency commissions, are deferred at the time of sale and are included in the Consolidated Statements of Income on a pro rata basis over the terms of the subscriptions.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component of the Consolidated Statements of Stockholders' Equity and in the Stockholders' Equity section of the Consolidated Balance Sheets, in the caption "Accumulated other comprehensive income (loss)."

EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share (see Note
5). Basic earnings per share is calculated by dividing net earnings available to common shares by average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company's incentive plans (see Note 12). All per share amounts included in the footnotes are the same for basic and diluted earnings per share unless otherwise noted.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVESTMENT TAX CREDITS
The Company uses the deferred method of accounting for investment tax credits.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

RECLASSIFICATIONS

For comparability, certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity may be required to reflect any changes in the derivative's fair value from its operating income. In June 1999 the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement of Financial Accounting Standards Statement No. 133 ("SFAS No. 137"). SFAS No. 137 amended the effective date for SFAS No. 133 from June 15, 1999 to June 15, 2000. The Company is currently determining the effect of SFAS No. 133 and SFAS No. 137 on the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------
2. ACQUISITIONS/DISPOSITIONS

ACQUISITIONS

On July 22, 1999, a subsidiary of the Company ("Acquisition Subsidiary") acquired Abuzz Technologies, Inc. ("Abuzz"), an Internet knowledge management concern. The principal business of Abuzz involves a software solution that facilitates connecting people with questions to people with answers.

The purchase price of Abuzz amounted to $30.1 million and resulted in an increase to goodwill of $23.8 million and other intangible assets of $7.7 million, all of which will be amortized over five years. The purchase price included $5.1 million in cash and $25.0 million in the stock of Acquisition Subsidiary. After the acquisition, the Company owned 95.8% and the former stockholders of Abuzz and certain optionees of Acquisition Subsidiary owned 4.2% of Acquisition Subsidiary. The operating results of Abuzz are not material to the Company's Consolidated Financial Statements.

In the event that the Company has not issued a certain new class of stock ("Class C Stock") to the public by December 31, 2000 (see Note 18), the former stockholders of Abuzz and certain optionees of Acquisition Subsidiary shall have the right to require Acquisition Subsidiary to redeem their shares for an amount no less than $25.0 million in aggregate. After the Class C Stock is issued, the Company may be required to issue additional shares of Class C Stock, if Acquisition Subsidiary's shares held by former shareholders of Abuzz and certain optionees of Acquisition Subsidiary are exchangeable into Class C Stock at or below a value of $25.0 million. The Company has reflected this $25.0 million in "Accrued expenses" on the Company's Consolidated Balance Sheets.

Upon completion of the issuance of Class C Stock to the public, shares of Acquisition Subsidiary stock may be exchanged for Class C Stock at an exchange ratio intended to maintain the same percentage of ownership in the TCD group immediately prior to the public issuance as the exchanged shares held in Acquisition Subsidiary. If this exchange had occurred at December 26, 1999, the former stockholders of Abuzz would have been entitled to exchange their shares in Acquisition Subsidiary for 4.2% of Class C Stock.

See Note 18 on Subsequent Events relating to the acquisition of the Worcester Telegram & Gazette on January 7, 2000.

DISPOSITIONS

During the second quarter of 1998 the Company recorded an $8.0 million pre-tax gain from the satisfaction of a post-closing requirement related to the 1997 sale of assets of the Company's tennis, sailing and ski magazines (see below). This gain increased earnings per share by $.02.

During the first quarter of 1998, the Company recorded a $4.6 million pre-tax gain resulting from the sale of equipment. The gain increased earnings per share by $.01.

In November 1997 the Company sold the assets of its tennis, sailing and ski magazines and certain small properties, and exited a golf tee-time reservation operation. These transactions resulted in a $10.4 million net pre-tax gain. This gain increased earnings per share by $.03.

See Note 18 on Subsequent Events relating to the Company's decision to sell certain newspaper properties.

--------------------------------------------------------------------------------
3. BUSINESS PROCESS/TECHNOLOGY REENGINEERING CHARGE

In 1997 the Company recorded a pre-tax noncash accounting charge of $10.1 million ($5.7 million after-tax, or $.03 per share) as a result of adopting the provisions of Emerging Issues Task Force No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation ("EITF No. 97-13"). This charge related to certain expenses associated with the Company's business process/technology reengineering program. This charge had no impact on the Company's 1997 cash flow.

--------------------------------------------------------------------------------
4. INVESTMENT IN JOINT VENTURES

Investment in Joint Ventures consists of equity ownership interests in two paper mills ("Forest Products Investments") and the International Herald Tribune S.A.S. ("IHT"). The results of the IHT are not material to the operations of the Company.

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

The Company received distributions from Madison of $7.2 million in 1999, $8.3 million in 1998 and $9.7 million in 1997. Loan repayments were $7.0 million in 1999, $14.7 million in 1998 and $2.5 million in 1997. No contributions were made to Madison in 1999, 1998 or 1997.

The Company received distributions from Malbaie of $5.9 million in 1999, $9.9 million in 1998 and $5.3 million in 1997. No loans or contributions were made to Malbaie in 1999, 1998 or 1997.

There was no current portion of debt of the Paper Mills included in current liabilities in the table below at December 26, 1999, and $5.6 million was outstanding at December 27, 1998. The debt of the Paper Mills is not guaranteed by the Company.

Condensed combined balance sheets of the Paper Mills were as follows:

--------------------------------------------------------------------------------
Condensed Combined Balance Sheets
Of Paper Mills
--------------------------------------------------------------------------------
                                                 December 26,      December 27,
(In thousands)                                           1999              1998
--------------------------------------------------------------------------------
Current assets                                       $ 66,606          $ 64,703
Less current liabilities                               32,912            42,544
--------------------------------------------------------------------------------
Working capital                                        33,694            22,159
Fixed assets, net                                     200,307           203,114
Deferred income taxes and other                       (53,637)          (60,403)
--------------------------------------------------------------------------------
Net assets                                           $180,364          $164,870
--------------------------------------------------------------------------------

During 1999, 1998 and 1997 the Company's Newspaper Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $67.6 million for 1999, $79.1 for 1998 and $74.0 million for 1997.

Condensed combined income statements of the Paper Mills were as follows:

--------------------------------------------------------------------------------
Condensed Combined Income Statements
of Paper Mills
--------------------------------------------------------------------------------
(In thousands)                              1999            1998            1997
--------------------------------------------------------------------------------
Net sales and
    other income                        $237,519        $248,611        $234,290
Costs and
    expenses                             192,941         188,665         196,415
--------------------------------------------------------------------------------
Income before taxes                       44,578          59,946          37,875
Income tax expense                         5,525           8,826           5,577
--------------------------------------------------------------------------------
Net income                              $ 39,053        $ 51,120        $ 32,298
--------------------------------------------------------------------------------

The condensed combined financial information of the Paper Mills excludes the income tax effects attributable to Madison, since it is a partnership. Such tax effects (see Note 8) have been included in the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------
5. EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 26, 1999, December 27, 1998, and December 28, 1997, were as follows:

-------------------------------------------------------------------------------------------
(In thousands, except per share data)                            1999       1998       1997
-------------------------------------------------------------------------------------------
Basic earnings per share computation
Numerator
     Net income                                              $310,177   $278,914   $262,301
     Less cumulative preference stock dividends                    --         --         72
-------------------------------------------------------------------------------------------
        Income available to common stockholders              $310,177   $278,914   $262,229
Denominator
        Average number of common shares outstanding           175,587    188,762    193,040
-------------------------------------------------------------------------------------------
Basic earnings per share                                     $   1.77   $   1.48   $   1.36
-------------------------------------------------------------------------------------------
Diluted earnings per share computation
Numerator
     Net income                                              $310,177   $278,914   $262,301
     Less cumulative preference stock dividends                    --         --         72
-------------------------------------------------------------------------------------------
        Income available to common stockholders              $310,177   $278,914   $262,229
Denominator
     Average number of common shares outstanding              175,587    188,762    193,040
     Incremental shares for assumed exercise of securities      3,657      4,084      4,110
-------------------------------------------------------------------------------------------
        Total shares                                          179,244    192,846    197,150
-------------------------------------------------------------------------------------------
Diluted earnings per share                                   $   1.73   $   1.45   $   1.33
-------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
6. INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

--------------------------------------------------------------------------------
                                                December 26,       December 27,
(In thousands)                                          1999               1998
--------------------------------------------------------------------------------
Newsprint and magazine paper                         $23,666            $27,705
Work-in-process and other
      inventory                                        4,984              4,582
--------------------------------------------------------------------------------
Total                                                $28,650            $32,287
--------------------------------------------------------------------------------

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 84% of inventory in 1999 and 88% for 1998. The replacement cost of inventory was approximately $32.1 million at December 26, 1999, and $38.1 million at December 27, 1998.

--------------------------------------------------------------------------------
7. DEBT

Long-term debt consists of the following:

--------------------------------------------------------------------------------
                                               December 26,        December 27,
(In thousands)                                         1999                1998
--------------------------------------------------------------------------------
5.77% Senior Notes due 2000(a)                     $100,000            $100,000
7.625% Notes due 2005, net of                       246,116             245,599
      unamortized debt costs of
      $3,884 in 1999, and $4,401
      in 1998, effective interest rate
      7.996%(b)
8.25% Debentures due 2025 (due                       69,675              69,647
      2005 at option of Company),
      net of unamortized debt costs of
      $2,225 in 1999 and $2,253 in
      1998, effective interest rate
      8.553%(b)
5.0%-7.125% Medium-Term Notes                       196,836              98,449
      due 2003 and 2008, net of
      unamortized debt costs of $1,164
      in 1999 and $551 in 1998(c)
--------------------------------------------------------------------------------
Total notes and debentures                          612,627             513,695
--------------------------------------------------------------------------------
Less current portion                                100,000                  --
--------------------------------------------------------------------------------
Total long-term debt                               $512,627            $513,695
--------------------------------------------------------------------------------

(a) In October 1993 the Company issued senior notes totaling $200.0 million with interest payable semi-annually. Five-year notes totaling $100.0 million were issued at an annual rate of 5.50%, and the remaining $100.0 million were issued as six and one-half year notes at an annual rate of 5.77%. In October 1998 $100.0 million due on the five-year notes was paid. On April 28, 2000, $100.0 million of the five-year senior notes will be due.

(b) In March 1995 the Company completed a public offering of $400.0 million of unsecured notes and debentures. The offering consisted of 10-year notes aggregating $250.0 million maturing March 15, 2005, at an annual rate of 7.625% and 30-year debentures aggregating $150.0 million maturing March 15, 2025, at an annual rate of 8.25%. The debentures are callable after ten years. Interest is payable semi-annually on March 15 and September 15 on both the notes and the debentures.

In 1998, the Company made a tender offer for any and all of its $150.0 million of outstanding publicly-held 8.25% debentures due March 15, 2025. The debenture holders tendered $78.1 million of the outstanding debentures. The Company financed the purchase of the debentures with available cash and through its existing commercial paper facility. By replacing higher rate long-term borrowings with lower-rate short-term alternatives, the Company reduced interest expense and generated a positive return on a net present value basis. Total cash paid in connection with the tender offer was $89.3 million. The Company recorded an extraordinary charge in 1998 of $13.7 million ($7.7 million net of tax or $.04 per share) in connection with this debt extinguishment.

(c) On August 21, 1998, the Company filed a $300.0 million shelf registration on Form S-3 with the Securities and Exchange Commission ("SEC") for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. As of December 26, 1999, the Company had issued a total of $198.0 million, excluding unamortized debt costs under the medium-term note program. The notes have maturity dates ranging from October 8, 2003, through November 18, 2009, and pay interest semi-annually with rates ranging from 5.0% to 7.125%.

                          ----------------------------

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of long-term debt, excluding the current portion, was $552.6 million at December 26, 1999, and $555.8 million at December 27, 1998.

In July 1999 the Company increased its borrowing capacity under a revolving credit agreement to $200.0 million from $100.0 million. That agreement expires in June 2000. An additional $200.0 million revolving credit agreement remains unchanged and expires in July 2002. The Company has a total of $400.0 million in revolving credit agreements.

The revolving credit agreements permit borrowings, which bear interest at the Company's option (i) for domestic borrowings: based on a certificates of deposit rate, a Federal Funds rate, a base rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. The revolving credit agreements include provisions that require, among other matters, specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $509.2 million at December 26, 1999.

In July 1999 the Company increased its ability to issue commercial paper from $300.0 million to $400.0 million, which is supported by the Company's revolving credit agreements. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days.

At December 26, 1999, the Company had no commercial paper outstanding. At December 27, 1998, the Company had $124.1 million in commercial paper outstanding with an annual weighted average interest rate of 5.3% and an average of 41 days to maturity.

Total debt as of December 26, 1999, including capital leases (see Note 14), amounted to $701.2 million. See Note 18 on Subsequent Events relating to the increase in debt associated with the acquisition of the Worcester Telegram & Gazette on January 7, 2000. Total additional borrowings available under all financing arrangements amounted to $502.0 million as of December 26, 1999.

The aggregate face amount of maturities of long-term debt over the next five years are as follows: 2000, $100.0 million; 2001, none; 2002, none; 2003, $49.5 million; 2004, none; and $470.4 million, thereafter.

Interest expense, net as shown in the accompanying Consolidated Statements of Income were as follows:

--------------------------------------------------------------------------------
(In thousands)                              1999             1998          1997
--------------------------------------------------------------------------------
Interest expense                         $52,503          $47,100       $50,433
Capitalized interest                          --             (173)       (5,394)
Interest income                           (1,785)          (3,594)       (2,924)
--------------------------------------------------------------------------------
Interest expense, net                    $50,718          $43,333       $42,115
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
8. INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with SFAS No. 109, Accounting for Income Taxes.

Reconciliations between the effective tax rate on income before income taxes and the federal statutory rate (exclusive of a favorable tax adjustment of $18.0 million in fiscal 1997 resulting from the completion of the Company's federal income tax audits for periods through 1992 and gains on dispositions in each period) are presented below.

The components of income tax expense as shown in the Consolidated Statements of Income were as follows:

--------------------------------------------------------------------------------
(In thousands)                           1999             1998             1997
--------------------------------------------------------------------------------
Current tax expense
    Federal                          $194,535         $180,583         $146,550
    State, local, foreign              78,384           40,317           55,073
--------------------------------------------------------------------------------
Total current expense                 272,919          220,900          201,623
--------------------------------------------------------------------------------
Deferred tax (benefit)
    expense
    Federal                           (16,157)         (10,529)         (24,102)
    State, local, foreign             (28,475)           8,519           (2,457)
--------------------------------------------------------------------------------
Total deferred benefit                (44,632)          (2,010)         (26,559)
--------------------------------------------------------------------------------
Income tax expense                   $228,287         $218,890         $175,064
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
(In thousands)                                   1999                            1998                          1997
------------------------------------------------------------------------------------------------------------------------------------
                                                           % of                            % of                          % of
                                          Amount          Pretax          Amount          Pretax        Amount          Pretax
------------------------------------------------------------------------------------------------------------------------------------
Tax at federal statutory rate            $188,463          35.0%         $172,515          35.0%       $149,442          35.0%
Increase (decrease)
   State and local taxes - net             32,440           6.0            35,289           7.2          32,837           7.7
   Amortization of nondeductible
     intangible assets acquired            10,090           1.9             9,510           1.9           9,892           2.3
   Other - net                             (2,706)          (.5)           (3,889)          (.8)         (3,832)          (.9)
------------------------------------------------------------------------------------------------------------------------------------
Subtotal                                  228,287          42.4%          213,425          43.3%        188,339          44.1%
------------------------------------------------------------------------------------------------------------------------------------
Favorable tax adjustment                       --                              --                       (18,000)
------------------------------------------------------------------------------------------------------------------------------------
Dispositions                                   --                           5,465                         4,725
------------------------------------------------------------------------------------------------------------------------------------
Income tax expense                       $228,287                        $218,890                      $175,064
------------------------------------------------------------------------------------------------------------------------------------

Income tax benefits, which related to the exercise of options and the employee stock purchase plan, reduced current taxes payable and increased additional paid-in capital by $35.5 million in 1999, $32.0 million in 1998 and $38.6 million in 1997.

The benefits are attributable to federal and state tax operating loss carryforwards totaling $7.2 million at December 26, 1999. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from one to 15 years. The principal portion of these tax loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $3.3 million as of December 26, 1999.

Tax expense in 1998 was reduced by $1.5 million ($2.3 million before federal tax effect) due to a reduction in the valuation allowance attributable to state net operating loss tax benefits.

The Company generated $16.0 million in investment tax credits in the state of New York in connection with the construction of its College Point facility in 1997. The Company has fully utilized the investment tax credit for state income tax purposes through December 26, 1999. For financial statement purposes, the Company has selected the deferred method of accounting for investment tax credits, and therefore will amortize the $16.0 million tax benefit over the average useful life of the assets which ranges from 10 to 20 years.

In 1999 the Internal Revenue Service completed its examination of federal income tax returns for 1993 through 1995. The examination resulted in a favorable tax settlement which did not have a material effect on the Consolidated Financial Statements. The audits for the years 1996 and 1997 are currently in process and are not expected to have a material effect on the Consolidated Financial Statements.

The components of the net deferred tax liabilities recognized on the respective Consolidated Balance Sheets were as follows:

--------------------------------------------------------------------------------
                                                December 26,       December 27,
(In thousands)                                          1999               1998
--------------------------------------------------------------------------------
Deferred Tax Assets
   Retirement, postemployment and
      deferred compensation plans                   $211,131           $184,359
   Accruals for other employee
      benefits, compensation,
      insurance and other                             62,587             51,499
   Accounts receivable allowances                     11,803             25,278
   Other                                              45,530             43,727
--------------------------------------------------------------------------------
Total deferred tax assets                            331,051            304,863
Valuation allowance                                   (3,303)            (3,749)
--------------------------------------------------------------------------------
Net deferred tax assets                              327,748            301,114
--------------------------------------------------------------------------------
Deferred Tax Liabilities
   Property, plant and equipment                     257,502            261,176
   Intangible assets                                 102,315            105,204
   Investments in Joint Ventures                      39,592             42,644
   Other                                              15,761             16,746
--------------------------------------------------------------------------------
Total deferred tax liabilities                       415,170            425,770
--------------------------------------------------------------------------------
Net deferred tax liability                            87,422            124,656
--------------------------------------------------------------------------------
Amounts included in
   Other current assets                               53,611             40,612
--------------------------------------------------------------------------------
Deferred income tax liability                       $141,033           $165,268
--------------------------------------------------------------------------------

As of December 26, 1999, "Accumulated other comprehensive income (loss)" in the Company's Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity was net of a deferred income tax liability of $2.6 million, and net of a deferred income tax asset of $2.1 million as of December 27, 1998.

--------------------------------------------------------------------------------
9. WORK FORCE REDUCTION CHARGES

In 1999 the Company recorded pre-tax charges of $15.5 million related to work force reduction charges ("Buyouts"). This charge reduced earnings per share by $.05 in 1999. In 1998 and 1997, the Company recorded pre-tax charges of $5.4 million and $8.5 million. These charges reduced earnings per share by $.02 in 1998 and 1997.

At December 26, 1999, $20.0 million and at December 27, 1998, $22.2 million of these charges were unpaid. This balance will be principally paid within one year.

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

In accordance with SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, the components of net periodic pension cost for all Company-sponsored pension plans were as follows:

--------------------------------------------------------------------------------
(In thousands)                                 1999          1998          1997
--------------------------------------------------------------------------------
Service cost                              $  25,248      $ 22,093      $ 19,645
Interest cost                                54,781        51,367        48,734
Expected return on plan assets              (48,190)      (44,521)      (40,164)
Recognized actuarial loss                     1,655           958         1,006
Amortization of prior service cost              576           433           433
Amortization of transition
obligation                                      609           637           637
--------------------------------------------------------------------------------
Net periodic pension cost                 $  34,679      $ 30,967      $ 30,291
--------------------------------------------------------------------------------

Assumptions used in the actuarial computations were as follows:

--------------------------------------------------------------------------------
                                               1999         1998         1997
--------------------------------------------------------------------------------
Discount rate                                  7.75%        6.75%        7.25%
Rate of increase in
   compensation levels                         5.00%        5.00%        5.50%
Expected long-term rate of
   return on assets                            9.00%        8.75%        8.75%
--------------------------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several other pension plans, including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $29.6 million in 1999, $23.2 million in 1998, and $22.4 million in 1997.

The changes in benefit obligation and plan assets at September 30, 1999, and 1998 were as follows:

--------------------------------------------------------------------------------
(In thousands)                                         1999                1998
--------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at prior
   measurement date                              $  813,224           $ 723,497
Service cost                                         25,248              22,093
Interest cost                                        54,781              51,367
Plan participants' contribution                          86                 226
Amendments                                            8,077                  --
Actuarial (gain)/loss                              (114,015)             44,665
Special termination benefits                             --                 824
Benefits paid                                       (32,016)            (29,448)
--------------------------------------------------------------------------------
Benefit obligation at current
   measurement date                                 755,385             813,224
--------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at prior
   measurement date                                 578,155             620,562
Actual return on plan assets                         94,793             (18,939)
Employer contribution                                 6,126               5,754
Plan participants' contributions                         86                 226
Benefits paid                                       (32,016)            (29,448)
--------------------------------------------------------------------------------
Fair value of plan assets at
   current measurement date                         647,144             578,155
--------------------------------------------------------------------------------
Funded status                                      (108,241)           (235,069)
Unrecognized actuarial (gain)/loss                 (110,971)             50,904
Unrecognized transition obligation                      393               1,009
Unrecognized prior service cost                      10,008               2,515
Contribution paid after
   measurement date                                   1,618               1,461
--------------------------------------------------------------------------------
Net amount recognized                            $ (207,193)          $(179,180)
--------------------------------------------------------------------------------

As of December 26, 1999, the projected benefit obligation was $115.3 million and the accumulated benefit obligation was $88.1 million. As of December 27, 1998, the projected benefit obligation was $711.0 million and the accumulated benefit obligation was $576.5 million.

The fair value of plan assets for funded plans was in excess of the accumulated benefit obligation as of December 26, 1999. The fair value of plan assets for funded plans with accumulated benefit obligations in excess of plan assets amounted to $482.0 million as of December 27, 1998.

Additional termination benefits were provided to certain Globe mechanical union employees who retired during 1998. The offer gave rise to a special charge to earnings of $0.8 million under SFAS No. 88, Employers Accounting for Settlements and Curtailments of Deferred Benefit Plans and for Termination Benefits.

The financial statement effects of the Company's Supplemental Employee Retirement Plans were included in the tables above. The primary portion of the Company's net obligation under these plans is included in "Other Liabilities - Other" on the Company's Consolidated Balance Sheets.

The amount of cost recognized for employer sponsored defined contribution pension plans for the year ended December 26, 1999, was $11.9 million, $12.0 million for the year ended December 27, 1998, and $9.8 million for the year ended December 28, 1997.

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

Net periodic postretirement cost was as follows:

--------------------------------------------------------------------------------
(In thousands)                                    1999       1998        1997
--------------------------------------------------------------------------------
Components of net periodic benefit cost
Service cost                                   $ 4,363    $ 4,129     $ 3,680
Interest cost                                    8,499      8,822       8,581
Recognized actuarial gain                       (1,167)      (852)     (1,535)
Amortization of prior service cost              (2,231)    (2,132)     (1,659)
--------------------------------------------------------------------------------
Net periodic postretirement
   benefit cost                                $ 9,464    $ 9,967     $ 9,067
--------------------------------------------------------------------------------

The Company's policy is to fund the above-mentioned plans as claims and premiums are paid.

The accumulated postretirement benefit obligation assumptions were as follows:

--------------------------------------------------------------------------------
                                  1999              1998               1997
--------------------------------------------------------------------------------
Discount rate                    7.75%              6.75%             7.25%
Estimated increase in
  compensation level             5.00%              5.00%             5.50%
Healthcare cost trend
  rate range                  7.75%-7.25%        8.50%-7.50%       9.25%-8.00%
Grading down to
  percent in the
  year 2000                      5.00%              5.00%             5.00%
--------------------------------------------------------------------------------

A one-percentage point change in assumed health care cost trend rates would have the following effects in 1999:

--------------------------------------------------------------------------------
                                  One-Percentage Point    One-Percentage Point
(In thousands)                          Increase                Decrease
--------------------------------------------------------------------------------
Effect on total service
  and interest cost for
  1999                                  $ 2,314                $ (1,918)
Effect on accumulated
  postretirement
  benefit obligation as
  of December 26, 1999                  $19,665                $(16,624)
--------------------------------------------------------------------------------

The accrued postretirement benefit liability and the change in benefit obligation at September 30 in each year were as follows:

--------------------------------------------------------------------------------
(In thousands)                                            1999             1998
--------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at prior
   measurement date                                  $ 140,149        $ 127,420
Service cost                                             4,363            4,129
Interest cost                                            8,499            8,822
Actuarial (gain)/loss                                  (29,598)           9,195
Amendments                                              (3,189)          (6,050)
Benefits paid                                           (4,597)          (3,367)
--------------------------------------------------------------------------------
Benefit obligation at current
   measurement date                                    115,627          140,149
--------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at
   prior measurement date                                   --               --
Employer contribution                                    4,597            3,367
Benefits paid                                           (4,597)          (3,367)
--------------------------------------------------------------------------------
Fair value of plan assets at
   current measurement date                                 --               --
--------------------------------------------------------------------------------
Funded status                                         (115,627)        (140,149)
Unrecognized actuarial gain                            (44,965)         (16,253)
Unrecognized prior service cost                        (15,674)         (14,577)
Contribution paid after
   measurement date                                      1,303              609
--------------------------------------------------------------------------------
Net amount recognized                                $(174,963)       $(170,370)
--------------------------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several welfare plans, including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total contributions to these welfare funds were $25.5 million in 1999, $27.0 million in 1998, and $26.9 million in 1997. The primary portion of the Company's net obligation under these plans is included in "Other Liabilities - Other" on the Company's Consolidated Balance Sheets.

In accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees after employment but before retirement (such as workers' compensation, disability benefits and health care continuation coverage) during the employee's active years of service.

--------------------------------------------------------------------------------
12. EXECUTIVE AND NON-EMPLOYEE DIRECTORS' INCENTIVE PLANS

Under the Company's 1991 Executive Stock Incentive Plan and the 1991 Executive Cash Bonus Plan (together, the "1991 Executive Plans"), the Board of Directors may authorize incentive compensation awards and grant stock options to key employees of the Company. Awards may be granted in cash, restricted and unrestricted shares of the Company's Class A Common Stock, retirement units (stock equivalents) or such other forms as the Board of Directors deems appropriate. Under the 1991 Executive Plans, stock options of up to 40 million shares of Class A Common Stock may be granted and stock awards of up to two million shares of Class A Common Stock may be made. In adopting the 1991 Executive Plans, shares previously available for issuance of retirement units and stock options under prior plans are no longer available for future awards.

Retirement units are payable in Class A Common Stock generally over a period of 10 years following retirement.

Stock options currently outstanding were granted under the Company's Executive Incentive Compensation Plan and the 1991 Executive Plans.

The Plans provide for granting of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Class A Common Stock on the date of grant. These options have a term of 10 years, and become exercisable in annual periods ranging from one year to four years from the date of grant. Payment upon exercise of an option may be made in cash, or with previously-acquired shares.

Under the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), non-qualified options with 10-year terms are granted annually to each non-employee director of the Company. The 1997 annual grant increased the number of shares of Class A Common Stock a director may purchase from the Company from 2,000 to 4,000 shares at the fair market value of such shares at the date of grant. Options for an aggregate of 0.5 million shares of Class A Common Stock may be granted under the Directors' Plan.

Changes in the Company's stock options for the three-year period ended December 26, 1999, were as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                         1999                                1998                               1997
                              ------------------------------      ----------------------------      -------------------------------
                                                Weighted                           Weighted                            Weighted
                              Number of          Average          Number of         Average         Number of          Average
(Shares in thousands)          Options       Exercise Price        Options      Exercise Price       Options        Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
Options outstanding,
beginning of year              20,317              $23             19,585              $18            20,738              $14
Granted                         5,271               47              4,505               34             4,436               32
Exercised                      (3,574)              15             (3,513)              13            (5,316)              12
Forfeited                        (311)              26               (260)              18              (273)               8
-----------------------------------------------------------------------------------------------------------------------------------
Options outstanding,
  end of year                  21,703              $30             20,317              $23            19,585              $18
-----------------------------------------------------------------------------------------------------------------------------------
Options exercisable,
  end of year                  10,343              $22             10,045              $16             9,278              $13
-----------------------------------------------------------------------------------------------------------------------------------

The Company's stock options outstanding at December 26, 1999, were as follows:

---------------------------------------------------------------------------------------------------------------------
(In thousands)                        Options Outstanding                                 Options Exercisable
                         ------------------------------------------------------    ----------------------------------
                                        Weighted Average
                           Number          Remaining         Weighted Remaining     Number          Weighted Average
Exercise Price Ranges    of Options     Contractual Life        Exercise Price     of Options         Exercise Price
---------------------------------------------------------------------------------------------------------------------
$ 5-10                          99          3 years                   $8                 99                  $ 8
$10-15                       2,967          4 years                   12              2,967                   12
$15-20                       4,998          7 years                   17              4,161                   21
$20-47                      13,639          9 years                   39              3,116                   33
---------------------------------------------------------------------------------------------------------------------
                            21,703                                   $30             10,343                  $22
---------------------------------------------------------------------------------------------------------------------

In 1999 Acquisition Subsidiary (see Note 2) adopted a stock option plan (the "Subsidiary Plan") that provides for the grant of options in Acquisition Subsidiary's common stock to employees of and service providers to Acquisition Subsidiary and its affiliates. Acquisition Subsidiary has reserved 15.0 million shares of its common stock for issuance under the Subsidiary Plan. With certain exceptions, such options generally vest over four years as follows: 25% on the first anniversary of the grant date and 12.5% every six months thereafter.

During 1999 Acquisition Subsidiary granted options for 8.2 million shares at an exercise price range of $5.86 to $7.03 per share. Outstanding options under the Subsidiary Plan as of December 26, 1999, were for 8.8 million shares at a weighted average exercise price of $5.17 per share of which 0.7 million options were exercisable (see below) at a weighted average exercise price of $0.17 per share.

In connection with the acquisition of Abuzz in July 1999, unvested options to acquire 0.4 million shares of Abuzz were exchanged into unvested options of Acquisition Subsidiary's common stock with similar terms and conditions ("Abuzz Rollover Options"). The average exercise price of these options is $0.19. These options vest ratably over a two-year period. In addition, also in connection with the acquisition of Abuzz, Acquisition Subsidiary exchanged vested options in Abuzz for vested options of 0.7 million common shares in Acquisition Subsidiary. The average exercise price of these options is $0.17 per share. After Class C Stock is issued (see Note 18), each option for shares of Acquisition Subsidiary's common stock will automatically be converted into an option to purchase shares of Class C Stock at the same exchange ratio used to convert Acquisition Subsidiary's common stock into Class C Stock. The exchange ratio used to convert Acquisition Subsidiary's common stock into shares of Class C stock is intended to give holders of Acquisition Subsidiary common stock the same percentage of ownership in the TCD group immediately prior to the public issuance, as they held in Acquisition Subsidiary.

In 1999 the Company recorded compensation expense of $2.0 million for 3.0 million Acquisition Subsidiary options granted in 1999 for the difference between the exercise price and the fair market value at the date of grant. Except for options under the Subsidiary Plan noted above, no compensation expense has been recorded by the Company. The Company expects to recognize future noncash compensation for accounting purposes as follows: 2000 - $2.3 million; 2001- $0.5 million and 2002 - $0.1 million, as the options vest over their respective vesting periods.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to accounting for its stock option and employee stock purchase plans (see Note 13) ("Employee Stock-Based Plans").

The weighted average fair values for stock option grants were $15.84 in 1999, $9.35 in 1998 and $9.26 in 1997. The weighted average values for the Company's Employee Stock Purchase Plan ("ESPP") rights were $8.62 in 1999, $6.67 in 1998 and $4.41 in 1997. The weighted average value for stock options under the Subsidiary Plan was $2.16. The weighted average values were estimated at the date of grant using the Black Scholes Option Valuation model and the assumptions presented in the table below. There was no expected volatility assumed for the Subsidiary Plan as such assumption is not required for non-public companies.

--------------------------------------------------------------------------------------------------------------------------------
                                    The
                                Subsidiary
                                   Plan                      Stock Options                              ESPP Rights
                                ----------       -----------------------------------       ------------------------------------
                                   1999               1999         1998         1997            1999         1998          1997
--------------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate             6.19%            6.20%        4.34%        5.72%           4.15%         5.15%         5.45%
Expected life                     4 years          5 years      5 years      5 years       1.1 years     1.1 years     1.1 years
Expected volatility                    --           28.08%       24.90%       22.62%          28.08%        24.90%        22.62%
Expected dividend yield                --            0.87%        1.08%        1.05%           1.89%         1.39%         1.66%
--------------------------------------------------------------------------------------------------------------------------------

Had compensation cost for the Employee Stock-Based Plans and the Subsidiary Plan been determined over the vesting period based on the fair value at the grant date for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

The pro forma effect for 1999, 1998 and 1997 on the amounts presented below is not representative of the pro forma effect in future years because it does not take into account pro forma compensation expense related to grants made prior to 1995.

---------------------------------------------------------------------------------------------------------------------------
                                                    1999                        1998                         1997
                                          -----------------------     -----------------------      ------------------------
(In thousands, except per share data)     As reported   Pro forma     As reported   Pro forma      As reported    Pro forma
---------------------------------------------------------------------------------------------------------------------------
Net Income                                 $310,177     $275,953        $278,914     $257,803        $262,301     $249,582
Basic earnings per share                   $   1.77     $   1.57        $   1.48     $   1.37        $   1.36     $   1.29
Diluted earnings per share                 $   1.73     $   1.54        $   1.45     $   1.34        $   1.33     $   1.27
---------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
13. CAPITAL STOCK

The Company's 5 1/2% cumulative prior preference stock was redeemable at the option of the Company on 30-days' notice at par plus accrued dividends and was entitled to an annual dividend of $5.50 payable quarterly. The Company redeemed all outstanding shares of its 5 1/2% cumulative prior preference stock on October 1, 1997, at par value at a cost of $1.8 million.

The Company's serial preferred stock was subordinate to the 5 1/2% cumulative prior preference stock. The Board of Directors is authorized to set the distinguishing characteristics of each series prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

The Company's Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A shares. As provided for in the Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the directors of the Board, and the Class A and Class B Common Stock have the right to vote together on reservation of Company stock for stock options and other stock-related plans, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

The Company paid $410.9 million in 1999 and $454.1 million in 1998 to repurchase shares of Class A Common Stock. The Company repurchased 11.9 million shares in 1999 at an average cost of $34.63 per share and 14.8 million shares in 1998 at an average cost of $30.72 per share. On June 17, 1999, the Board of Directors authorized additional repurchase expenditures under the Company's stock repurchase program for up to $500.0 million. During the period from December 26, 1999, through January 28, 2000, the Company paid $26.1 million to repurchase 0.6 million shares of Class A Common Stock at an average price of $46.04 per share. As of January 28, 2000, the remaining amount of repurchase authorizations from the Company's Board of Directors is $409.9 million. Under the authorizations, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. The effect of repurchases on diluted earnings per share was an increase to earnings per share of $.07 in 1999 and $.05 in 1998.

Stock repurchases under the repurchase program exclude shares reacquired in connection with taxes due from optionees on certain exercises under the Company's stock option plans at a cost of $12.9 million in 1999 and $26.8 million in 1998. Also excluded from the repurchase program were repurchases of common stock in connection with noncash exercises under the Company's stock option plans at a cost of $24.3 million in 1999 and $34.7 million in 1998.

In 1999 the Company retired from treasury 11.4 million Class A shares. This retirement resulted in a reduction of $387.3 million in treasury stock, $71.3 million in Additional Paid-In Capital and $314.9 million in Retained Earnings. In 1998 the Company retired from treasury 44.2 million Class A shares and 0.3 million Class B shares. This retirement resulted in a reduction of $861.4 million in treasury stock, $833.4 million in Additional Paid-In Capital and $23.5 million in Retained Earnings.

Under the 2000 Offering of the ESPP, eligible employees may purchase Class A Common Stock through payroll deductions during the 2000 plan year at the lower of $32.91 per share (85% of the average market price on October 1, 1999) or 85% of the average market price on November 27, 2000. Between 38% to 53% of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company issued 1.5 million shares in 1999, 1.4 million shares in 1998 and
1.6 million shares in 1997.

Shares of Class A Common Stock reserved for issuance were as follows:

--------------------------------------------------------------------------------
                                              December 26,        December 27,
(Shares in thousands)                                 1999                1998
--------------------------------------------------------------------------------
Stock Options
   Outstanding                                      21,667              20,317
   Available                                         6,296              11,256
--------------------------------------------------------------------------------
Employee Stock Purchase Plan
   Available                                         2,921               4,444
--------------------------------------------------------------------------------
Voluntary Conversion of
   Class B Common Stock
   Available                                           847                 849
--------------------------------------------------------------------------------
Retirement Units and Other Awards
   Outstanding                                         125                 150
   Available                                         1,933               1,933
--------------------------------------------------------------------------------
Total
   Outstanding                                      21,792              20,467
   Available                                        11,997              18,482
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
14. COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES

Such lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating expenses.

Rental expense amounted to $32.8 million in 1999, $29.0 million in 1998 and $30.4 million in 1997. The approximate minimum rental commitments under noncancelable leases at December 26, 1999, were as follows: 2000, $11.2 million; 2001, $7.5 million; 2002, $6.1 million; 2003, $5.0 million; 2004, $3.4 million and $9.5 million thereafter.

CAPITAL LEASES

In 1994 the Company recorded $5.0 million in a capital lease for 31 acres of city-owned land in College Point, New York, on which the Company has completed building a printing and distribution facility. The Company has the option to purchase the property at any time prior to the end of the lease in 2019. Under the terms of the lease agreement with the City of New York, the Company receives various tax and energy cost reductions.

The Company also has a long-term lease for a building and site in Edison, N.J. The lease provides the Company with certain early cancellation rights, as well as renewal and purchase options. For financial reporting purposes, the Edison lease has been classified as a capital lease; accordingly, an asset of $57.0 million (included in buildings, building equipment and improvements) was recorded at December 28, 1997. In May 1998 the Company renegotiated its lease for this property to extend its commitment for an additional 10 years through 2018. Accordingly, the Company increased its capitalized asset and corresponding liability to $78.0 million.

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments at December 26, 1999, are as follows:

--------------------------------------------------------------------------------
(In thousands)                                                          Amount
--------------------------------------------------------------------------------
2000                                                                  $  8,990
2001                                                                     8,805
2002                                                                     8,195
2003                                                                     7,309
2004                                                                     7,189
Later years                                                            133,141
--------------------------------------------------------------------------------
Total minimum lease payments                                           173,629
Less imputed interest                                                  (85,092)
--------------------------------------------------------------------------------
Present value of net minimum lease
   payments including current maturities                              $ 88,537
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
15. MARKETABLE SECURITIES

In 1999 the Company acquired a total of 1.6 million shares or approximately 6% in TheStreet.com for $15.6 million, of which $3.6 million was in cash and $12.0 million represents an irrevocable credit for future advertising to be used by TheStreet.com through February 2003. These marketable securities are classified as available-for-sale as defined under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are reported at fair market value, and are included in the caption "Miscellaneous Assets" in the Company's Consolidated Balance Sheets and amounted to $26.1 million at December 26, 1999. An unrealized gain of $5.8 million, net of income tax, is reported as a separate component of the Consolidated Statements of Stockholders' Equity and in the Consolidated Balance Sheets in the caption "Accumulated other comprehensive income (loss)." There are no realized gains or losses on available-for-sale securities.

--------------------------------------------------------------------------------
16. OTHER LIABILITIES

The components of the "Other Liabilities-Other" balance on the Company's Consolidated Balance Sheets were as follows:

--------------------------------------------------------------------------------
                                                December 26,      December 27,
(In thousands)                                          1999              1998
--------------------------------------------------------------------------------
Pension plan obligation                             $207,193          $179,180
Obligation for postretirement benefits
   other than pensions and postemployment
   benefits                                          174,963           170,370
Deferred compensation obligation                      84,497            63,493
Other                                                167,617           132,654
--------------------------------------------------------------------------------
Total                                               $634,270          $545,697
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
17. SEGMENT INFORMATION

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Newspaper, Broadcast and Magazine Groups. For the years presented herein, the Newspaper Group is comprised of the following operating segments, each of which has its own management: The New York Times, The Boston Globe, and 21 other newspapers. The economic characteristics, products, services, production process, customer type and distribution methods for the operating segments of the Newspaper Group are substantially similar and have therefore been aggregated as a reportable segment.

The Broadcast and Magazine Groups are managed separately and have different economic characteristics from those of the Newspaper Group, and are therefore shown as separate reportable segments.

Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

For the years presented herein, the following are the Company's reportable operating segments:

NEWSPAPER GROUP

The New York Times, The Boston Globe, the Company's 21 regional newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of The New York Times databases and microfilm and Internet-related operations. See Note 18 on Subsequent Events relating to the Internet Operations and the Company's decision to sell certain newspaper properties.

Beginning in 2000 the Worcester Telegram & Gazette, acquired on January 7, 2000 (see Note 18), and The Globe will be presented as the New England Newspaper Group.

BROADCAST GROUP

Eight network-affiliated television stations and two radio stations.

MAGAZINE GROUP

Three golf publications and related activities in the golf field.

The Company's Statements of Income on a segment basis were as follows:

                                                                              Years Ended
                                                          --------------------------------------------------
                                                          December 26,       December 27,       December 28,
(In thousands)                                                    1999               1998               1997
------------------------------------------------------------------------------------------------------------
REVENUES
Newspapers                                                 $ 2,869,908        $ 2,664,396        $ 2,557,080
Broadcast                                                      150,131            151,175            144,506
Magazines                                                      110,590            121,134            164,832
------------------------------------------------------------------------------------------------------------
Total                                                      $ 3,130,629        $ 2,936,705        $ 2,866,418
------------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)
Newspapers                                                 $   556,279        $   477,782        $   434,057
Broadcast                                                       45,833             45,120             39,368
Magazines                                                       18,038             22,110             28,332
Unallocated corporate expenses                                 (48,868)           (29,792)           (46,655)
------------------------------------------------------------------------------------------------------------
Total                                                          571,282            515,220            455,102
------------------------------------------------------------------------------------------------------------
Income from Joint Ventures                                      17,900             21,014             13,990
Interest expense, net                                           50,718             43,333             42,115
Net gain on dispositions of assets                                  --             12,619             10,388
------------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item              538,464            505,520            437,365
Income taxes                                                   228,287            218,890            175,064
------------------------------------------------------------------------------------------------------------
Income before extraordinary item                               310,177            286,630            262,301
Extraordinary item, net of tax - debt extinguishment                --             (7,716)                --
------------------------------------------------------------------------------------------------------------
NET INCOME                                                 $   310,177        $   278,914        $   262,301
------------------------------------------------------------------------------------------------------------

Newspaper Group operating profit includes Buyouts of $15.4 million for 1999, $2.5 million for 1998 and $7.5 million for 1997. Internet-related operations included in the Newspaper Group included losses of $21.6 million in 1999, $13.0 in 1998 and $7.3 in 1997.

The Broadcast Group operating profit includes Buyouts of $0.1 million for 1999; and $1.9 million for 1998.

Magazine Group amounts include the amortization of the income relating to a non-compete agreement associated with the disposition of the Women's Magazines Division. The benefit under this agreement, amounting to $40.0 million, was recognized on a straight-line basis over four years ending in July 1998. Amortization of this income was $5.8 million in 1998 and $10.0 million in 1997. In 1998 the Magazine Group operating profit includes a charge of $3.0 million for Buyouts.

Magazine Group results were affected by the sale of the assets of its tennis, sailing and ski magazines and an exit of a golf tee-time reservation operation in 1997 (see Note 2).

In 1998 unallocated corporate expenses included a benefit of $2.0 million from the reversal of a Buyout accrual. Unallocated corporate expenses include a charge for Buyouts of $1.0 million for 1997. Unallocated corporate expenses for 1997 also include a $10.1 million noncash charge related to the adoption of EITF 97-13 (see Note 3).

Revenues from individual customers, revenues between business segments, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

--------------------------------------------------------------------------------
                                                                   % Change
                                                                ----------------
(In millions)                     1999       1998       1997    99-98    98-97
--------------------------------------------------------------------------------
The New York Times
   Advertising                $1,192.0   $1,058.9   $  989.5    12.6      7.0
   Circulation                   452.6      440.6      426.0     2.7      3.4
   Other                         144.4      142.1      144.2     1.6     (1.4)
--------------------------------------------------------------------------------
   Total                      $1,789.0   $1,641.6   $1,559.7     9.0      5.3
--------------------------------------------------------------------------------
The Boston Globe
   Advertising                $  477.5   $  448.2   $  440.3     6.5      1.8
   Circulation                   133.7      133.4      134.5     0.2     (0.8)
   Other                          14.0        8.2        7.8    70.7      5.3
--------------------------------------------------------------------------------
   Total                      $  625.2   $  589.8   $  582.6     6.0      1.2
--------------------------------------------------------------------------------
Regional Newspapers
   Advertising                $  362.7   $  341.7   $  323.2     6.1      5.7
   Circulation                    76.9       77.3       77.6    (0.5)    (0.4)
   Other                          16.1       14.0       14.0    15.6       --
--------------------------------------------------------------------------------
   Total                      $  455.7   $  433.0   $  414.8     5.3      4.4
--------------------------------------------------------------------------------
Total Newspaper Group
   Advertising                $2,032.2   $1,848.8   $1,753.0     9.9      5.5
   Circulation                   663.2      651.3      638.1     1.8      2.1
   Other                         174.5      164.3      166.0     6.2     (1.0)
--------------------------------------------------------------------------------
   Total                      $2,869.9   $2,664.4   $2,557.1     7.7      4.2
--------------------------------------------------------------------------------

The Company's segment depreciation and amortization, capital expenditures and identifiable assets reconciled to consolidated amounts were as follows:

------------------------------------------------------------------------------------
                                                     Years Ended
                                   -------------------------------------------------
                                   December 26,      December 27,       December 28,
(In thousands)                             1999              1998               1997
------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
Newspapers                          $   168,656       $   166,485        $   160,192
Broadcast                                17,369            17,662             17,919
Magazines                                 1,372            (4,361)            (7,330)
Corporate                                 9,744             8,099              2,764
Investment in Joint Ventures                352               352                352
------------------------------------------------------------------------------------
Total                               $   197,493       $   188,237        $   173,897
------------------------------------------------------------------------------------
CAPITAL EXPENDITURES(1)
Newspapers                          $    49,886       $    54,178        $   117,346
Broadcast                                10,475             4,331              7,225
Magazines                                   465               631              3,205
Corporate                                12,581            22,438             32,392
------------------------------------------------------------------------------------
Total                               $    73,407       $    81,578        $   160,168
------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
Newspapers                          $ 2,614,891       $ 2,669,290        $ 2,711,180
Broadcast                               377,303           387,764            409,742
Magazines                                60,524            62,147             56,236
Corporate                               321,144           223,635            312,971
Investment in Joint Ventures            121,940           122,273            133,054
------------------------------------------------------------------------------------
Total                               $ 3,495,802       $ 3,465,109        $ 3,623,183
------------------------------------------------------------------------------------

(1) Capital expenditures exclude additions to capitalized leases for the Edison Facility in 1998 (see Note 14)

--------------------------------------------------------------------------------
18. SUBSEQUENT EVENTS

On January 7, 2000, the Company acquired certain assets and liabilities of a newspaper, the Worcester Telegram & Gazette, in Worcester, Mass., for approximately $295.0 million in cash. The cost of this acquisition was funded through the Company's commercial paper and medium-term note program. The Company is currently in the process of determining the allocation of the purchase price. The Worcester Telegram & Gazette had total revenues and operating profit of $76.7 million and $16.8 million for 1999 and total assets were $243.2 million as of December 31, 1999.

Total debt, including commercial paper and capital leases, as of January 28, 2000, increased to $931.2 million. Total additional borrowings available under all financing arrangements decreased to $272.0 million as of January 28, 2000. These changes from December 26, 1999, resulted primarily from the acquisition of the Worcester Telegram & Gazette.

On January 20, 2000, the Board of Directors of the Company authorized, subject to shareholder approval, the issuance of Class C Stock. On January 28, 2000, the Company filed a registration statement with the SEC on Form S-3 (the "Form S-3") related to a proposed initial public offering of Class C Stock, which is intended to track the performance of the Company's Internet business division, Times Company Digital (the "TCD group").

Upon completion of the issuance of Class C Stock, the holders of Class C Stock will vote with the holders of Class A Common Stock on all matters on which the Class A holders vote.

After shareholder approval and the completion of the proposed stock offering, the Company intends to separate for financial reporting purposes the TCD group and the "NYT group" (the Company excluding the TCD group except for a retained interest in the TCD group) (See Note 19). The NYT group includes all of the other business segments: Newspaper, Broadcast and Magazines, except for the businesses that comprise the TCD group. The NYT group also includes a retained interest in the TCD group which is currently 100%. This retained interest will decline to reflect the issuance of Class C Stock to the public. The Company currently provides financial data on its Internet operations which are included in the Newspaper Group (the "Internet Operations"). The Internet Operations principally include all Internet-related operations of the Company. However, the operating results of Internet Operations are not indicative of the operating results of TCD group's operations. The TCD group includes NYTimes.com, NYToday.com, Boston.com, WineToday.com, GolfDigest.com and Abuzz.com. The Internet Operations include various Internet operations of The Regionals and exclude GolfDigest.com.

On February 17, 2000, the Company made a decision to offer for sale the Santa Barbara News-Press in Santa Barbara, Calif., Daily World in Opelousas, La., Daily News in Palatka, Fla., Lake City Reporter in Lake City, Fla., The News-Sun in Sebring/Avon Park, Fla., The News-Leader in Fernandina Beach, Fla., and Marco Island Eagle in Marco Island, Fla. The net assets of these newspapers have been included in the caption "Assets held for sale" in the Company's Consolidated Balance Sheets as of December 26, 1999, at their carrying value. The sale is expected to be completed by December 31, 2000. The results of operations for these newspapers are not material to the Company.

--------------------------------------------------------------------------------
19. CONSOLIDATING INFORMATION

After shareholder approval and the proposed offering discussed in Note 18, the Company intends to separate for financial reporting purposes the TCD group and the NYT group. Below is the consolidating financial information of the NYT group and the TCD group. The financial information reflects the businesses of the TCD group and the NYT group including the allocation of revenues and expenses between the TCD group and the NYT group in accordance with the Company's allocation policies. The NYT group presented below excludes its retained interest in the TCD group.

The allocations are comprised as follows: a) classified advertising revenues from the NYT group to the TCD Group for displaying classified advertising from NYT Group publications on the TCD Group's Web sites, b) Internet license fees charged by the NYT group to the TCD group for the use of the trademarks and copyrights owned by the NYT group, and c) an allocation of Corporate expenses for general and administrative services and shared processing services. Additionally, the income tax benefit relating to the operations of the TCD group, which could be utilized on a consolidated basis, were allocated. The Company believes that the aforementioned allocations were made on a reasonable basis.

                       CONSOLIDATING STATEMENTS OF INCOME

                                     Year Ended December 26, 1999                          Year Ended December 27, 1998
                         ----------------------------------------------------  ---------------------------------------------------
                                                                   The New                                               The New
                           The NYT        The TCD      Elimina-   York Times     The NYT        The TCD     Elimina-    York Times
(In thousands)              Group          Group        tions      Company        Group          Group       tions       Company
-----------------------------------------------------------------------------  ---------------------------------------------------
REVENUES
External non-internet
  revenues               $ 3,100,118    $      --    $     --    $ 3,100,118   $ 2,919,237    $      --    $     --    $ 2,919,237
External internet
  revenues                     3,712       26,799          --         30,511         3,294       14,174          --         17,468
Inter-group license
  fee revenue                  5,000           --      (5,000)            --         5,000           --      (5,000)            --
-----------------------------------------------------------------------------  ---------------------------------------------------
Total                      3,108,830       26,799      (5,000)     3,130,629     2,927,531       14,174      (5,000)     2,936,705
-----------------------------------------------------------------------------  ---------------------------------------------------
COSTS AND EXPENSES
Production costs:
  External expenses        1,363,515       15,325          --      1,378,840     1,372,862        8,358          --      1,381,220
  Inter-group license
    fee expense                   --        5,000      (5,000)            --            --        5,000      (5,000)            --
Selling, general and
  administrative
  expenses:
  External expenses        1,146,300       34,207          --      1,180,507     1,019,758       20,507          --      1,040,265
  Inter-group allocated
    expenses                  (2,313)       2,313          --             --        (1,476)       1,476          --             --
-----------------------------------------------------------------------------  ---------------------------------------------------
Total                      2,507,502       56,845      (5,000)     2,559,347     2,391,144       35,341      (5,000)     2,421,485
-----------------------------------------------------------------------------  ---------------------------------------------------
OPERATING PROFIT
   (LOSS)                    601,328      (30,046)         --        571,282       536,387      (21,167)         --        515,220
Income from joint
  ventures                    17,900           --          --         17,900        21,014           --          --         21,014
Interest expense, net         50,704           14          --         50,718        43,333           --          --         43,333
Net gain on disposition
  of assets                       --           --          --             --        12,619           --          --         12,619
-----------------------------------------------------------------------------  ---------------------------------------------------
Income (loss) before
  income taxes and
  extraordinary item         568,524      (30,060)         --        538,464       526,687      (21,167)         --        505,520
Income taxes (benefit)       240,972      (12,685)         --        228,287       228,733       (9,843)         --        218,890
-----------------------------------------------------------------------------  ---------------------------------------------------
Income (loss) before
  extraordinary item         327,552      (17,375)         --        310,177       297,954      (11,324)         --        286,630
Extraordinary item,
  net of tax                      --           --          --             --        (7,716)          --          --         (7,716)
-----------------------------------------------------------------------------  ---------------------------------------------------
NET INCOME/(LOSS)        $   327,552    $ (17,375)   $     --    $   310,177   $   290,238    $ (11,324)   $     --    $   278,914
-----------------------------------------------------------------------------  ---------------------------------------------------

                                      Year Ended December 28, 1997
                         --------------------------------------------------------
                                                                        The New
                           The NYT       The TCD        Elimina-       York Times
(In thousands)              Group         Group          tions          Company
---------------------------------------------------------------------------------
REVENUES
External non-internet
  revenues               $ 2,855,319    $        --    $        --    $ 2,855,319
External internet
  revenues                       973         10,126             --         11,099
Inter-group license
  fee revenue                  5,000             --         (5,000)            --
---------------------------------------------------------------------------------
Total                      2,861,292         10,126         (5,000)     2,866,418
---------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs:
  External expenses        1,283,614          6,846             --      1,290,460
  Inter-group license
    fee expense                   --          5,000         (5,000)            --
Selling, general and
  administrative
  expenses:
  External expenses        1,112,510          8,346             --      1,120,856
  Inter-group allocated
    expenses                  (1,003)         1,003             --             --
---------------------------------------------------------------------------------
Total                      2,395,121         21,195         (5,000)     2,411,316
---------------------------------------------------------------------------------
OPERATING PROFIT
   (LOSS)                    466,171        (11,069)            --        455,102
Income from joint
  ventures                    13,990             --             --         13,990
Interest expense, net         42,115             --             --         42,115
Net gain on disposition
  of assets                   10,388             --             --         10,388
---------------------------------------------------------------------------------
Income (loss) before
  income taxes and
  extraordinary item         448,434        (11,069)            --        437,365
---------------------------------------------------------------------------------
Income taxes (benefit)       180,255         (5,191)            --        175,064
Income (loss) before
  extraordinary item         268,179         (5,878)            --        262,301
---------------------------------------------------------------------------------
Extraordinary item,
  net of tax                      --             --             --             --
---------------------------------------------------------------------------------
NET INCOME/(LOSS)        $   268,179    $    (5,878)   $        --    $   262,301
---------------------------------------------------------------------------------

                          CONSOLIDATING BALANCE SHEETS

                                                     December 26, 1999
                            -----------------------------------------------------------------
                                                                Reclassifi-        The New
                               The NYT          The TCD          cations/         York Times
(In thousands)                  Group            Group          Eliminations       Company
---------------------------------------------------------------------------------------------
ASSETS
Current assets              $   605,350       $     9,558       $        --       $   614,908
Investment in joint
  ventures                      121,940                --                --           121,940
Funds allocated to the
  TCD group                      80,440                --           (80,440)               --
Property plant
  & equipment, net            1,208,601             9,795                --         1,218,396
Intangible assets
  acquired, net               1,276,134            28,884                --         1,305,018
Miscellaneous assets            235,052               488                --           235,540
---------------------------------------------------------------------------------------------
Total                       $ 3,527,517       $    48,725       $   (80,440)      $ 3,495,802
---------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities         $   660,978       $    12,536       $        --       $   673,514
Other liabilities             1,371,873             1,757                --         1,373,630
Funds allocated from
  the NYT group                      --            80,440           (80,440)               --
Common stock                     17,882                --                --            17,882
Retained earnings
  (accumulated losses)        1,646,751           (46,008)               --         1,600,743
Common stock held
  in treasury, at cost,
  and other                    (169,967)               --                --          (169,967)
---------------------------------------------------------------------------------------------
Total                       $ 3,527,517       $    48,725       $   (80,440)      $ 3,495,802
---------------------------------------------------------------------------------------------

                                                 December 27, 1998
                            -----------------------------------------------------------------
                                                               Reclassifi-          The New
                              The NYT           The TCD          cations/         York Times
(In thousands)                 Group             Group         Eliminations         Company
---------------------------------------------------------------------------------------------
ASSETS
Current assets              $   510,025       $     2,792       $        --       $   512,817
Investment in joint
  ventures                      122,273                --                --           122,273
Funds allocated to the
  TCD group                      29,880                --           (29,880)               --
Property plant
  & equipment, net            1,323,523             2,673                --         1,326,196
Intangible assets
  acquired, net               1,327,573                --                --         1,327,573
Miscellaneous assets            175,797               453                --           176,250
---------------------------------------------------------------------------------------------
Total                       $ 3,489,071       $     5,918       $   (29,880)      $ 3,465,109
---------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities         $   620,185       $     4,671       $        --       $   624,856
Other liabilities             1,308,783                --                --         1,308,783
Funds allocated from
  the NYT group                      --            29,880           (29,880)               --
Common stock                     18,661                --                --            18,661
Retained earnings
  (accumulated losses)        1,706,102           (28,633)               --         1,677,469
Common stock held
  in treasury, at cost,
  and other                    (164,660)               --                --          (164,660)
---------------------------------------------------------------------------------------------
Total                       $ 3,489,071       $     5,918       $   (29,880)      $ 3,465,109
---------------------------------------------------------------------------------------------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                              Year Ended December 26, 1999                 Year Ended December 27, 1998
                                 ------------------------------------------------ ------------------------------------------------
                                                                        The New                                          The New
                                  The NYT      The TCD     Elimina-    York Times  The NYT      The TCD      Elimina-   York Times
(In thousands)                     Group        Group        tions      Company     Group        Group        tions      Company
--------------------------------------------------------------------------------- ------------------------------------------------
CASH FLOWS
  FROM OPERATING
  ACTIVITIES
Net income/(loss)                $ 327,552    $ (17,375)   $      --   $ 310,177  $ 290,238    $ (11,324)   $      --   $ 278,914
Adjustments to reconcile net
  income to net cash provided
  by operating activities          288,630        2,288           --     290,918    215,269        2,717           --     217,986
--------------------------------------------------------------------------------- ------------------------------------------------
Net cash provided by operating
  activities                       616,182      (15,087)          --     601,095    505,507       (8,607)          --     496,900
--------------------------------------------------------------------------------- ------------------------------------------------
CASH FLOWS
  FROM INVESTING
  ACTIVITIES
Net proceeds from dispositions      11,434           --           --      11,434     23,661           --           --      23,661
Additions to property, plant
  and equipment                    (67,933)      (5,474)          --     (73,407)   (78,782)      (2,796)          --     (81,578)
Other investing proceeds             8,704           --           --       8,704     14,725           --           --      14,725
Other investing payments           (29,714)         125           --     (29,589)   (12,974)          --           --     (12,974)
--------------------------------------------------------------------------------- ------------------------------------------------
Net cash used in investing
  activities                       (77,509)      (5,349)          --     (82,858)   (53,370)      (2,796)          --     (56,166)
--------------------------------------------------------------------------------- ------------------------------------------------
CASH FLOWS
  FROM FINANCING
  ACTIVITIES
Commercial paper (repayment)
  borrowings-net                  (124,100)          --           --    (124,100)   124,100           --           --     124,100
Long-term obligations,
  net of payments                  101,503           --           --     101,503    (92,414)          --           --     (92,414)
Capital shares repurchases, net
  of issuances                    (395,754)          --           --    (395,754)  (473,649)          --           --    (473,649)
Dividends paid to stockholders     (72,016)          --           --     (72,016)   (69,600)          --           --     (69,600)
Funds allocated to/from the
  NYT group to the TCD
  group                            (21,016)      21,016           --          --    (11,405)      11,405           --          --
Other financing proceeds
  (payments)                           437         (437)          --          --         --           --           --          --
--------------------------------------------------------------------------------- ------------------------------------------------
Net cash (used in) provided by
  financing activities            (510,946)      20,579           --    (490,367)  (522,968)      11,405           --    (511,563)
--------------------------------------------------------------------------------- ------------------------------------------------
Net increase (decrease) in cash
  and short-term investments        27,727          143           --      27,870    (70,831)           2           --     (70,829)
Cash and cash equivalents
  at the beginning of the year      35,950           41           --      35,991    106,781           39           --     106,820
--------------------------------------------------------------------------------- ------------------------------------------------
Cash and cash equivalents
  at the end of the year         $  63,677    $     184    $      --   $  63,861  $  35,950    $      41    $      --   $  35,991
--------------------------------------------------------------------------------- ------------------------------------------------

                                       Year Ended December 28, 1997
                                 --------------------------------------------
                                                                    The New
                                 The NYT      The TCD    Elimina-  York Times
(In thousands)                    Group        Group      tions     Company
-----------------------------------------------------------------------------
CASH FLOWS
  FROM OPERATING
  ACTIVITIES
Net income/(loss)                $ 268,179    $  (5,878)   $  --   $ 262,301
Adjustments to reconcile net
  income to net cash provided
  by operating activities          188,252         (867)      --     187,385
-----------------------------------------------------------------------------
Net cash provided by operating
  activities                       456,431       (6,745)      --     449,686
-----------------------------------------------------------------------------
CASH FLOWS
  FROM INVESTING
  ACTIVITIES
Net proceeds from dispositions      39,727           --       --      39,727
Additions to property, plant
  and equipment                   (159,238)        (930)      --    (160,168)
Other investing proceeds            10,560           --       --      10,560
Other investing payments            (6,782)          --       --      (6,782)
-----------------------------------------------------------------------------
Net cash used in investing
  activities                      (115,733)        (930)      --    (116,663)
-----------------------------------------------------------------------------
CASH FLOWS
  FROM FINANCING
  ACTIVITIES
Commercial paper (repayment)
  borrowings-net                   (45,500)          --       --     (45,500)
Long-term obligations,
  net of payments                   (3,847)          --       --      (3,847)
Capital shares repurchases, net
  of issuances                    (152,685)          --       --    (152,685)
Dividends paid to stockholders     (61,865)          --       --     (61,865)
Funds allocated to/from the
  NYT group to the TCD
  group                             (6,644)       6,644       --          --
Other financing proceeds
  (payments)                        (1,409)          --       --      (1,409)
-----------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities            (271,950)       6,644       --    (265,306)
-----------------------------------------------------------------------------
Net increase (decrease) in cash
  and short-term investments        68,748       (1,031)      --      67,717
Cash and cash equivalents
  at the beginning of the year      38,033        1,070       --      39,103
-----------------------------------------------------------------------------
Cash and cash equivalents
  at the end of the year         $ 106,781    $      39    $  --   $ 106,820
-----------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
AND STOCKHOLDERS OF
THE NEW YORK TIMES COMPANY

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 26, 1999 and December 27, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 26, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14a. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
January 28, 2000
(February 17, 2000 as to Note 18)

MANAGEMENT'S RESPONSIBILITIES REPORT

The Company's consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's best estimates and judgments.

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

/s/ Russell T. Lewis

Russell T. Lewis
President and Chief Executive Officer
The New York Times Company


/s/ John M. O'Brien

John M. O'Brien
Senior Vice President and Chief Financial Officer
The New York Times Company

                        QUARTERLY INFORMATION (Unaudited)

                                             First Quarter          Second Quarter             Third Quarter
                                       --------------------------------------------------------------------------
(In millions, except per share data)        1999        1998        1999        1998         1999         1998
-----------------------------------------------------------------------------------------------------------------
Revenues                               $   739.1   $   722.6   $   779.4   $   749.2    $   729.6    $   682.7
-----------------------------------------------------------------------------------------------------------------
Costs and expenses
   Production costs

      Raw materials                         87.4        88.0        82.5        89.0         67.3         83.7
      Wages and benefits                   150.0       150.1       160.4       158.1        150.9        145.8
      Other                                103.4       104.2       105.9       102.4        107.1        102.1
-----------------------------------------------------------------------------------------------------------------
      Total production costs               340.8       342.3       348.8       349.5        325.3        331.6

   Selling, general and
      administrative expenses              283.1       263.9       275.7       254.6        291.5        250.7
-----------------------------------------------------------------------------------------------------------------
Operating profit                           115.2       116.4       154.9       145.1        112.8        100.4

Income from Joint Ventures                   4.2         4.3         3.3         3.9          4.9          6.3

Interest expense, net                       11.9        10.1        12.9        10.5         12.9         10.3

Net gain on dispositions of assets            --         4.6          --         8.0           --           --
-----------------------------------------------------------------------------------------------------------------
Income before taxes and
   extraordinary item                      107.5       115.2       145.3       146.5        104.8         96.4

Income taxes                                46.1        50.6        61.8        63.8         44.8         41.4
-----------------------------------------------------------------------------------------------------------------
Income before extraordinary item            61.4        64.6        83.5        82.7         60.0         55.0

Extraordinary item, net of tax(1)             --          --          --        (7.7)          --           --
-----------------------------------------------------------------------------------------------------------------
Net income                             $    61.4   $    64.6   $    83.5   $    75.0    $    60.0    $    55.0
-----------------------------------------------------------------------------------------------------------------
Average number of common
   shares outstanding
      Basic                                179.7       192.6       176.1       191.5        173.8        188.5
      Diluted                              183.1       197.2       179.3       196.1        177.7        192.3
-----------------------------------------------------------------------------------------------------------------
Basic earnings per share

   Earnings before extraordinary
      item                             $     .34   $     .34   $     .47   $     .43    $     .35    $     .29

   Extraordinary item, net of tax(1)          --          --          --        (.04)          --           --
-----------------------------------------------------------------------------------------------------------------
   Net income                          $     .34   $     .34   $     .47   $     .39    $     .35    $     .29
-----------------------------------------------------------------------------------------------------------------
Diluted earnings per share

   Earnings per share before
      extraordinary item               $     .34   $     .33   $     .47   $     .42    $     .34    $     .29

   Extraordinary item, net of tax(1)          --          --          --        (.04)          --           --
-----------------------------------------------------------------------------------------------------------------
   Net income                          $     .34   $     .33   $     .47   $     .38    $     .34    $     .29
-----------------------------------------------------------------------------------------------------------------
Dividends per share                    $    .095   $    .085   $    .105   $    .095    $    .105    $    .095
-----------------------------------------------------------------------------------------------------------------

                                            Fourth Quarter                Year
                                       -----------------------------------------------
(In millions, except per share data)        1999        1998         1999        1998
--------------------------------------------------------------------------------------
Revenues                               $   882.5   $   782.2    $ 3,130.6    $ 2,936.7
--------------------------------------------------------------------------------------
Costs and expenses
   Production costs

      Raw materials                         84.2        94.2        321.4        354.9
      Wages and benefits                   160.0       154.2        621.3        608.2
      Other                                119.7       109.4        436.1        418.1
--------------------------------------------------------------------------------------
      Total production costs               363.9       357.8      1,378.8      1,381.2

   Selling, general and
      administrative expenses              330.2       271.1      1,180.5      1,040.3
--------------------------------------------------------------------------------------
Operating profit                           188.4       153.3        571.3        515.2

Income from Joint Ventures                   5.5         6.5         17.9         21.0

Interest expense, net                       13.0        12.4         50.7         43.3

Net gain on dispositions of assets            --          --           --         12.6
--------------------------------------------------------------------------------------
Income before taxes and
   extraordinary item                      180.9       147.4        538.5        505.5

Income taxes                                75.6        63.1        228.3        218.9
--------------------------------------------------------------------------------------
Income before extraordinary item           105.3        84.3        310.2        286.6

Extraordinary item, net of tax(1)             --          --           --         (7.7)
--------------------------------------------------------------------------------------
Net income                             $   105.3   $    84.3    $   310.2    $   278.9
--------------------------------------------------------------------------------------
Average number of common
   shares outstanding
      Basic                                172.6       182.4        175.6        188.8
      Diluted                              177.0       185.8        179.2        192.8
--------------------------------------------------------------------------------------
Basic earnings per share

   Earnings before extraordinary
      item                             $     .61   $     .46    $    1.77    $    1.52

   Extraordinary item, net of tax(1)          --          --           --         (.04)
--------------------------------------------------------------------------------------
   Net income                          $     .61   $     .46    $    1.77    $    1.48
--------------------------------------------------------------------------------------
Diluted earnings per share

   Earnings per share before
      extraordinary item               $     .59   $     .45    $    1.73    $    1.49

   Extraordinary item, net of tax(1)          --          --           --         (.04)
--------------------------------------------------------------------------------------
   Net income                          $     .59   $     .45    $    1.73    $    1.45
--------------------------------------------------------------------------------------
Dividends per share                    $    .105   $    .095    $     .41    $     .37
--------------------------------------------------------------------------------------

All earnings per share amounts for special items below are the same for basic and diluted earnings per share unless otherwise noted.
(1)   See Note 7 of the Notes to the Consolidated Financial Statements.

The 1999 and 1998 quarters do not equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table on the proceeding page.

The Company's largest source of revenue is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first- and third-quarters. Advertising volume tends to be lower in these quarters primarily because economic activity is lower in the post holiday season and summer periods. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

Special items for 1999 and 1998 by quarter were as follows:

o Second-quarter 1999 results included a $4.0 million pre-tax charge ($.01 per share) for Buyouts.

o Third-quarter 1999 results included a $6.1 million pre-tax charge ($.02 per share) for Buyouts.

o Fourth-quarter 1999 results included a $5.3 million pre-tax charge ($0.2 per share) principally for Buyouts at The Boston Globe.

o First-quarter 1998 results included a $4.6 million pre-tax gain ($.01 per share) from the sale of equipment.

o Second-quarter 1998 results included a $7.7 million after-tax extraordinary item ($.04 per share) in connection with a debt extinguishment (see Note 7). In addition, 1998 results included a $8.0 million pre-tax gain ($.02 per share) on the sale of assets of the Company's tennis, sailing and ski magazines.

o Fourth-quarter 1998 results included a $5.4 million pre-tax charge ($.02 per share) for Buyouts.

--------------------------------------------------------------------------------
MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of January 28, 2000, was as follows:
Class A Common Stock: 11,104; Class B Common Stock: 37.

The market price range of Class A Common Stock was as follows:

--------------------------------------------------------------------------------
Quarter Ended                          1999                        1998
--------------------------------------------------------------------------------
                                High            Low          High           Low
March                         $35.94         $28.94        $34.13        $31.13
June                           38.50          26.94         38.72         33.25
September                      40.75          36.56         40.69         26.25
December                       48.75          37.50         35.81         20.50
Year                           48.75          26.94         40.69         20.50
--------------------------------------------------------------------------------

                      TEN-YEAR SUPPLEMENTAL FINANCIAL DATA

                                                                                   Years Ended December
                                              --------------------------------------------------------------------------------------
(In millions, except per share data)           1999      1998     1997     1996     1995     1994     1993     1992     1991    1990
------------------------------------------------------------------------------------------------------------------------------------
Revenues and Income

Revenues                                     $3,131   $ 2,937   $2,866   $2,628   $2,428   $2,397   $2,057   $1,810   $1,737  $1,808
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                                571       515      455      173      233      211      126       88       93     129
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Joint Ventures                18        21       14       18       15        5      (53)      (9)       9       8
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) before extraordinary item and
   cumulative effect of accounting change       310       287      262       85      136      213        6      (11)      47      65

Extraordinary item (1)                           --        (8)      --       --       --       --       --       --       --      --

Net cumulative effect of
   accounting change                             --        --       --       --       --       --       --      (34)      --      --
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                            $  310   $   279   $  262   $   85   $  136   $  213   $    6   $  (45)  $   47  $   65
------------------------------------------------------------------------------------------------------------------------------------
Financial Position

Total assets                                 $3,496   $ 3,465   $3,623   $3,540   $3,390   $3,138   $3,215   $1,995   $2,128  $2,150

Long-term debt
   and capital lease obligations                598       598      535      637      638      523      460      207      213     319

Common stockholders' equity                   1,449     1,531    1,729    1,623    1,610    1,544    1,599    1,000    1,073   1,056
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share

   Income (Loss) before extraordinary item
      and cumulative effect of accounting
      change                                 $ 1.77   $  1.52   $ 1.36   $  .43   $  .70   $ 1.02   $  .04   $ (.07)  $  .30  $  .42

   Extraordinary item (1)                        --      (.04)      --       --       --       --       --       --       --      --

   Net cumulative effect of accounting
      change                                     --        --       --       --       --       --       --     (.22)      --      --
------------------------------------------------------------------------------------------------------------------------------------
   Net income                                $ 1.77   $  1.48   $ 1.36   $  .43   $  .70   $ 1.02   $  .04   $ (.29)  $  .30  $  .42
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share

   Income (Loss) before extraordinary item
      and cumulative effect of accounting
      change                                 $ 1.73   $  1.49   $ 1.33   $  .43   $  .70   $ 1.02   $  .04   $ (.06)  $  .30  $  .42

   Extraordinary item (1)                        --      (.04)      --       --       --       --       --       --       --      --

   Net cumulative effect of accounting
      change                                     --        --       --       --       --       --       --     (.22)      --      --
------------------------------------------------------------------------------------------------------------------------------------
   Net income                                $ 1.73   $  1.45   $ 1.33   $  .43   $  .70   $ 1.02   $  .04   $ (.28)  $  .30  $  .42
------------------------------------------------------------------------------------------------------------------------------------
Dividends                                    $  .41   $   .37   $  .32   $  .29   $  .28   $  .28   $  .28   $  .28   $  .28  $  .27

Common stockholders' equity                  $ 8.08   $  7.94   $ 8.77   $ 8.25   $ 8.27   $ 7.39   $ 9.42   $ 6.33   $ 6.93  $ 6.90
------------------------------------------------------------------------------------------------------------------------------------
Shares Outstanding

Class A and Class B Common                      174       182      193      195      195      196      214      159      157     154
------------------------------------------------------------------------------------------------------------------------------------
Market Price (end of year)                   $46.88   $ 35.31   $32.03   $19.25   $14.81   $11.06   $13.13   $13.19   $11.81  $10.31
------------------------------------------------------------------------------------------------------------------------------------

All references to earnings per share are the same for basic and diluted unless noted otherwise.
(1)   See Note 7 of the Notes to the Consolidated Financial Statements.

All earnings per share amounts for special items below are the same for basic and diluted earnings per share unless otherwise noted.

1999

o $15.5 million pre-tax charge ($.05 per share) principally for Buyouts at The Globe

1998

o     $4.6 million pre-tax gain ($.01 per share) from the sale of equipment

o $7.7 million after-tax extraordinary charge ($.04 per share) in connection with the Company's repurchase of $78.1 million of its $150.0 million, 8.25% notes due in 2025

o $8.0 million pre-tax gain ($.02 per share) from the satisfaction of a post-closing requirement related to the 1997 sale of assets of the Company's tennis, sailing and ski magazines

o     $5.4 million pre-tax charge ($.02 per share) for Buyouts

1997

o $10.4 million pre-tax gain ($.03 per share) resulting from the sale of assets of the Company's tennis, sailing and ski magazines and certain small properties, net of costs associated with the exit of a golf tee-time reservation operation

o $10.1 million pre-tax noncash accounting charge ($.03 per share) related to EITF 97-13

o     $8.5 million pre-tax charge ($.02 per share) for Buyouts

o     $18.0 million ($.09 per share) favorable tax adjustment

1996

o $126.8 million pre-tax noncash accounting charge ($.49 basic earnings per share, $.48 diluted earnings per share) related to SFAS 121

o $44.1 million pre-tax charge ($.13 basic earnings per share, $.12 diluted earnings per share) for Buyouts

o $32.9 million pre-tax gain ($.09 per share) from the sale of a building and the realization of a gain contingency from the disposition of a paper mill in a prior year.

1995

o $11.3 million pre-tax gain ($.03 per share) from the sales of several small newspapers

o     $10.1 million pre-tax charge ($.03 per share) for Buyouts

1994

o $200.9 million pre-tax gain ($.50 basic earnings per share, $.49 diluted earnings per share) from the sales of the Women's Magazines Division and U.K. golf publications, and the disposition of a minority interest in a newsprint mill

1993

o $3.7 million pre-tax charge ($.01 per share) for rate adjustments due to a severe snowstorm

o $4.4 million ($.02 per share) of additional tax expense for remeasurement of deferred tax balances due to the enactment of the Revenue Reconciliation Act of 1993

o $1.2 million ($.01 per share) of additional tax expense due to the Revenue Reconciliation Act of 1993 which increased the federal corporate income tax rate

o     $2.6 million pre-tax gain ($.01 per share) from the sale of assets

o     $35.4 million of pre-tax charges ($.12 per share) for Buyouts

o $47.0 million pre-tax noncash charge ($.28 per share) to write down a joint venture investment

1992

o $53.8 million pre-tax loss ($.24 per share) on the closing of The Gwinnett Daily News (GA)

o     $3.1 million pre-tax gain ($.01 per share) from the sale of assets

o     $28.0 million pre-tax charge ($.10 per share) for Buyouts

o $21.4 million pre-tax charge ($.08 per share) for labor disruptions, training and start-up costs at Edison

o $34.0 million after-tax net cumulative effect of accounting changes ($.22 per share) includes the change in methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits

1991

o     $20.0 million pre-tax charge ($.08 per share) for Buyouts at The Times

o $10.0 million reversal of a provision ($.06 per share) for income taxes related to a favorable tax settlement

                           THE NEW YORK TIMES COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 26, 1999

(In thousands)
------------------------------------------------------------------------------------------------------------------------------------
                         Column A                Column B               Column C              Column D              Column E
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Additions charged      Deductions for
                                                                      to costs and       purposes for which
                                                Balance at             expenses or        accounts were set     Balance at end of
                      Description           beginning of period         revenues                 up*                 period
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 26, 1999
Deducted from assets to which they apply
   Uncollectible accounts                           $28,146                $43,055               $37,605               $33,596
   Returns and allowances, etc                        6,218                  6,754                 6,819                 6,153
------------------------------------------------------------------------------------------------------------------------------------
   Total                                            $34,364                $49,809               $44,424               $39,749
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 27, 1998
Deducted from assets to which they apply
   Uncollectible accounts                           $20,889                $36,221               $28,964               $28,146
   Returns and allowances, etc                        4,998                  6,242                 5,022                 6,218
------------------------------------------------------------------------------------------------------------------------------------
   Total                                            $25,887                $42,463               $33,986               $34,364
------------------------------------------------------------------------------------------------------------------------------------
Year Ended December 28, 1997
Deducted from assets to which they apply
   Uncollectible accounts                           $24,359                $22,423               $25,893               $20,889
   Returns and allowances, etc                        6,953                  8,997                10,952                 4,998
------------------------------------------------------------------------------------------------------------------------------------
   Total                                            $31,312                $31,420               $36,845               $25,887
------------------------------------------------------------------------------------------------------------------------------------

* Uncollectible account balances of $0.4 million were reclassified as assets held for sale in 1999.