Form 10-Q
period 2000-03-26
NEW YORK TIMES CO
filed 2000-05-10
CIK 71691

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                 March 26, 2000
                                  --------------
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
                                                            ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Number of shares of each class of the registrant's common stock outstanding as of May 1, 2000 (exclusive of treasury shares):


     Class A Common Stock           169,094,763 shares
     Class B Common Stock               847,158 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                                                              For the Quarters Ended
                                                                                         -----------------------------
                                                                                          March 26,          March 28,
                                                                                             2000               1999
                                                                                         -----------------------------
Revenues
     Advertising ...............................................................           $616,747            $522,886
     Circulation ...............................................................            180,513             172,055
     Other .....................................................................             45,937              44,117
                                                                                           --------            --------
         Total .................................................................            843,197             739,058
                                                                                           --------            --------

Production costs
     Raw materials .............................................................             85,589              87,291
     Wages and benefits ........................................................            165,205             151,222
     Other .....................................................................            108,494             104,612
                                                                                           --------            --------
         Total .................................................................            359,288             343,125

Selling, general and administrative expenses ...................................            328,976             280,692
                                                                                           --------            --------

         Total .................................................................            688,264             623,817
                                                                                           --------            --------

Operating profit ...............................................................            154,933             115,241

Income from joint ventures .....................................................              3,627               4,203

Interest expense - net .........................................................             15,342              11,896
                                                                                           --------            --------

Income before income taxes .....................................................            143,218             107,548

Income taxes ...................................................................             60,155              46,138
                                                                                           --------            --------

Net income .....................................................................           $ 83,063            $ 61,410
                                                                                           ========            ========
Average number of common shares outstanding
     Basic .....................................................................            172,960             179,686
     Diluted ...................................................................            177,155             183,118

Per share of common stock
     Basic earnings ............................................................           $    .48            $    .34
                                                                                           ========            ========
     Diluted earnings ..........................................................           $    .47            $    .34
                                                                                           ========            ========
     Dividends .................................................................           $   .105            $   .095
                                                                                           ========            ========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                           March 26,            December 26,
                                                                                            2000                   1999
                                                                                          ----------            ------------
ASSETS                                                                                    (Unaudited)
Current Assets

     Cash and cash equivalents .................................................          $   36,110              $   63,861

     Accounts receivable-net ...................................................             363,544                 366,754
     Inventories
          Newsprint and magazine paper .........................................              25,768                  23,666
          Work-in-process and other ............................................               5,469                   4,984
                                                                                          ----------              ----------
               Total inventories ...............................................              31,237                  28,650

     Deferred income taxes .....................................................              53,611                  53,611

     Assets held for sale ......................................................              37,443                  37,796

     Other current assets ......................................................              68,157                  64,236
                                                                                          ----------              ----------

               Total current assets ............................................             590,102                 614,908
                                                                                          ----------              ----------

Other Assets

     Investments in joint ventures .............................................             122,952                 121,940

     Property, plant and equipment (less accumulated
          depreciation of $1,008,375 in 2000
          and $976,767 in 1999) ................................................           1,236,155               1,218,396

     Intangible assets acquired
          Cost in excess of net assets acquired (less
          accumulated amortization of $279,694
          in 2000 and $270,235 in 1999) ........................................           1,096,400                 953,709

          Other intangible assets acquired (less
          accumulated amortization of $92,695
          in 2000 and $85,365 in 1999) .........................................             455,379                 351,309

     Miscellaneous assets ......................................................             241,613                 235,540
                                                                                          ----------              ----------

TOTAL ASSETS ...................................................................          $3,742,601              $3,495,802
                                                                                          ==========              ==========

            See Notes to Condensed Consolidated Financial Statements

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                                       March 26,        December 26,
                                                                                                         2000               1999
                                                                                                      -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                                  (Unaudited)
------------------------------------
Current Liabilities
     Commercial paper outstanding ..............................................................      $   239,200       $        --
     Accounts payable ..........................................................................          200,355           191,706
     Accrued payroll and other related liabilities .............................................           81,899           105,257
     Accrued expenses ..........................................................................          223,656           193,553
     Unexpired subscriptions ...................................................................           87,963            80,161
     Current portion of long-term debt and
          capital lease obligations ............................................................          102,725           102,837
                                                                                                      -----------       -----------

          Total current liabilities ............................................................          935,798           673,514
                                                                                                      -----------       -----------

Other Liabilities

     Long-term debt ............................................................................          552,813           512,627
     Capital lease obligations .................................................................           85,011            85,700
     Deferred income taxes .....................................................................          132,222           141,033
     Other .....................................................................................          647,169           634,270
                                                                                                      -----------       -----------

          Total other liabilities ..............................................................        1,417,215         1,373,630
                                                                                                      -----------       -----------

          Total liabilities ....................................................................        2,353,013         2,047,144
                                                                                                      -----------       -----------

Stockholders' Equity

      Capital stock of $.10 par value
         Class A - authorized 300,000,000 shares; issued: 2000 -
         178,699,332; 1999 - 177,971,194 (including treasury
         shares: 2000 - 8,061,996; 1999 - 5,000,000) ...........................................           17,870            17,797

      Class B - convertible - authorized 847,158 shares; issued:
         2000 - 847,158; 1999 - 847,240 (including treasury
         shares: 2000 and 1999 - none) .........................................................               85                85

     Additional paid-in capital ................................................................           10,871                --
     Accumulated other comprehensive (loss) income .............................................             (829)            3,170
     Retained earnings .........................................................................        1,669,853         1,600,743
     Common stock held in treasury, at cost ....................................................         (308,262)         (173,137)
                                                                                                      -----------       -----------

          Total stockholders' equity ...........................................................        1,389,588         1,448,658
                                                                                                      -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................................      $ 3,742,601       $ 3,495,802
                                                                                                      ===========       ===========

            See Notes to Condensed Consolidated Financial Statements

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                        For the Quarters Ended
                                                                                                  ---------------------------------
                                                                                                  March 26,               March 28,
                                                                                                   2000                      1999
                                                                                                  ---------------------------------
OPERATING ACTIVITIES
Net cash provided by operating activities ..........................................              $ 148,722               $ 120,959
                                                                                                  ---------               ---------

INVESTING ACTIVITIES

Additions to property, plant and equipment .........................................                (13,578)                (13,583)
Business acquired ..................................................................               (296,278)                     --
Other-net ..........................................................................                 (7,246)                 (1,599)
                                                                                                  ---------               ---------

Net cash used in investing activities ..............................................               (317,102)                (15,182)
                                                                                                  ---------               ---------

FINANCING ACTIVITIES

Commercial paper borrowings ........................................................                239,200                  62,350
Long-term debt
      Increase .....................................................................                 40,000                    (521)
      Reduction ....................................................................                   (393)                     --
Capital shares
      Issuances ....................................................................                 15,667                   4,544
      Repurchases ..................................................................               (135,709)               (151,267)
Dividends paid to stockholders .....................................................                (18,136)                (17,064)
                                                                                                  ---------               ---------

Net cash provided by/(used in) financing activities ................................                140,629                (101,958)
                                                                                                  ---------               ---------

(Decrease)/Increase in cash and cash equivalents ...................................                (27,751)                  3,819

Cash and cash equivalents at the beginning of the year .............................                 63,861                  35,991
                                                                                                  ---------               ---------
Cash and cash equivalents at the end of the quarter ................................              $  36,110               $  39,810
                                                                                                  =========               =========

SUPPLEMENTAL CASH FLOW INFORMATION

NONCASH FINANCING AND INVESTING TRANSACTIONS

      In 1999 the Company purchased a minority interest in TheStreet.com for $15.6 million, of which $3.6 million was in cash and $12.0 million represents an irrevocable credit for services to be used by TheStreet.com through February 2003. Investment and deferred revenue accounts were increased by $12.0 million accordingly. As of March 26, 2000, a total of $2.2 million of advertising credit has been utilized.

BUSINESS ACQUIRED

      The Company acquired certain assets ($308.5 million) and assumed certain liabilities ($12.2 million) of a newspaper, the Worcester Telegram & Gazette, for $296.3 million in cash (see Note 3).

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

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

      The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 26, 1999, for The New York Times Company (the "Company") filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim period ended, have been included. Due to the seasonal nature of the Company's business, results for the interim periods are not necessarily indicative of a full year's operations. The fiscal periods included herein comprise 13 weeks for the three-month periods.

      Certain reclassifications have been made to the 1999 Condensed Consolidated Financial Statements to conform with classifications used at March 26, 2000.

2. Proposed Tracking Stock

         On January 20, 2000, the Board of Directors of the Company authorized, subject to shareholder approval, the issuance of a new class of stock (Class C Stock). On January 28, 2000, the Company filed a registration statement with the SEC on Form S-3 (the "Form S-3") related to a proposed initial public offering of Class C Stock, which is intended to track the performance of the Company's Internet business division, New York Times Digital ("NYTD group"). This Form S-3 has not yet become effective. At the Annual Meeting of Stockholders to be held on May 23, 2000, stockholders of record as of the close of business on April 6, 2000, are entitled to vote on the proposal to create this new class of stock.

      The Company separates for financial reporting purposes the NYTD group and the "NYT group" (the Company excluding the NYTD group except for a retained interest in the NYTD group) (see Note 11). The NYT group includes all of the other business segments of the Company: Newspaper, Broadcast and Magazines, except for the businesses that comprise the NYTD group. The NYT group also includes a retained interest in the NYTD group which is currently 100%. This retained interest will decline to reflect the issuance of Class C Stock. The NYTD group includes NYTimes.com, NYToday.com, Boston.com, WineToday.com, GolfDigest.com and Abuzz. The NYTD group's operating results as presented in the financial statements included in Note 11 of the Notes to the Condensed Consolidated Financial Statements reflect the effect of various inter-group arrangements and policies for license fees, inter-group services and income taxes.

      Beginning in 2000, and coinciding with the effective date of these various arrangements (January 1, 2000), the Company's management determined that its reportable segments consist of Newspapers, Broadcast, Magazines and the operations of the NYTD group. These segments will be evaluated regularly by key management in assessing performance and allocating resources.

3. Acquisitions/Dispositions

      On January 7, 2000, the Company acquired certain assets and assumed certain liabilities of a newspaper, the Worcester Telegram & Gazette (T&G), in Worcester, Mass., for $296.3 million in cash. The cost of this acquisition was funded through the Company's commercial paper program. This transaction was accounted for as a purchase and, accordingly, the T&G was included (as of January 7, 2000) in the Company's Consolidated Financial Statements. A portion of the purchase price was allocated to goodwill ($152.2 million), a portion to other intangibles ($111.4 million) (principally advertiser and subscriber relationships), and the remainder to other assets acquired net of liabilities assumed. The amount allocated to goodwill will be amortized over a 40 year period and the amount allocated to other intangibles will be amortized over an average of 20 years. The purchase price allocation is preliminary and further adjustments are possible based on the completion of a final valuation. If this acquisition had occurred in the beginning of 1999, it would not have had a material impact on the results of operations for periods presented herein.

      On February 17, 2000, the Company made a decision to offer for sale the Santa Barbara News-Press in Santa Barbara, Calif., the Daily World in Opelousas, La., the Daily News in Palatka, Fla., the Lake City Reporter in Lake City, Fla., The News-Sun in Sebring/Avon Park, Fla., The News-Leader in Fernandina Beach, Fla., and the Marco Island Eagle in Marco Island, Fla. The net assets of these newspapers have been included in the caption "Assets held for sale" in the Company's Condensed Consolidated Balance Sheets as of March 26, 2000 and December 26, 1999, at their carrying value. The sale is expected to be completed by December 31, 2000. The results of operations for these newspapers are not material to the Company.

4. Income Taxes

      Reconciliations between the effective rate on income before income taxes and the federal statutory rate are as follows:

                                                                                  For the Quarters Ended
                                                                 ---------------------------------------------------
                                                                          March 26,                  March 28,
                                                                            2000                      1999
--------------------------------------------------------------------------------------------------------------------
                                                                                  % of                        % of
(Dollars in thousands)                                               Amount      Pre-tax       Amount       Pre-tax
--------------------------------------------------------------------------------------------------------------------
Tax at the federal statutory rate............................        $50,126      35.0%       $37,642         35.0%

State and local income taxes-net of federal benefit..........          7,165       5.0          6,174          5.7

Amortization of nondeductible intangible
assests acquired.............................................          2,864       2.0          1,978          1.8

Other-net....................................................             --         --           344          0.4
                                                                 ---------------------------------------------------
Income tax expense                                                   $60,155      42.0%          $46,138      42.9%
                                                                 ===================================================

5. Debt Obligations

      In March 2000 the Company issued $40.0 million of 7% subordinated notes due March 21, 2003, to three venture capital firms. After the consummation of the proposed initial public offering of Class C stock, this debt will be convertible, at the election of the venture capital firms, into shares of Class C stock intended to represent approximately 6.7% of the pre-offering equity of the NYTD group. If there is no offering, this debt will not be convertible. The Company has agreed to give the venture capital firms piggyback and demand registration rights for Class C stock issued upon conversion.

      The Company has a total of $400.0 million in revolving credit agreements, which require, among other provisions, specified levels of stockholders' equity. As of March 26, 2000, the amount outstanding under the Company's commercial paper program which is supported by these revolving credit agreements was $239.2 million. The amount available under the Company's commercial paper program was $160.8 million as of March 26, 2000. No amounts were outstanding under the Company's revolving credit agreements as of March 26, 2000. Approximately $429.3 million of stockholders' equity was unrestricted under these agreements as of March 26, 2000.

      As of March 26, 2000, the Company had outstanding $979.7 million in total debt, including commercial paper and capital leases, of which $100.0 million was paid on April 28, 2000.

6. Stock Repurchase Program

      During the first quarter of 2000, the Company repurchased 3.1 million shares of Class A Common Stock at a cost of $135.7 million. The average price of these repurchases was $44 per share. As of May 1, 2000, the remaining amount of repurchase authorizations from the Company's Board of Directors was $230.5 million.

7. Voluntary Staff Reductions

      Work force reduction accruals included in "Accrued expenses" on the Company's Condensed Consolidated Balance Sheets amounted to $13.9 million at March 26, 2000, and $20.0 million at December 26, 1999. Most of the accruals outstanding at March 26, 2000, will be paid within one year.

8. Comprehensive Income

      Comprehensive income for the Company principally includes unrealized gains/(losses) on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," foreign currency translation adjustments, and net income as reported in the Company's Condensed Consolidated Statements of Income.

Comprehensive income for 2000 and 1999 was as follows:

           -------------------------------------------------------------------------------------------------------
                                                                                        For the Quarters Ended
                                                                                ----------------------------------
                                                                                   March 26,            March 28,
                                                                                ----------------------------------
           (Dollars in thousands)                                                       2000               1999
           -------------------------------------------------------------------------------------------------------
           Net Income                                                               $83,063               $61,410

           Foreign currency translation (losses)/gains                                 (239)                  618

           Change in unrealized (losses) on marketable securities                    (7,229)                   --
           Income tax benefit/(charge)                                                3,469                  (265)
           -------------------------------------------------------------------------------------------------------
           Comprehensive income                                                     $79,064               $61,763
           -------------------------------------------------------------------------------------------------------

      The accumulated other comprehensive (loss) income on the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $0.9 million as of March 26, 2000, and net of a deferred income tax liability of $2.6 million as of December 26, 1999.

9. Dividend Rate Increase

      On April 27, 2000, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on its Class A and Class B common stock from $.105 per share to $.115 per share, effective with the June 1, 2000, record date.

10. Segment Statements of Income

--------------------------------------------------------------------------------------------------------------------------
                                                                                                 For the Quarters Ended
                                                                                           -------------------------------
                                                                                               March 26,         March 28,
(Dollars in thousands)                                                                           2000              1999
--------------------------------------------------------------------------------------------------------------------------
REVENUES
Newspapers ...............................................................                   $ 770,870           $ 675,160
Broadcast ................................................................                      34,351              33,093
Magazines ................................................................                      28,909              27,715
New York Times Digital ...................................................                      11,569               3,823
Intersegment eliminations (A) ............................................                      (2,502)               (733)
                                                                                             -----------------------------
Total ....................................................................                   $ 843,197           $ 739,058
                                                                                             =============================

OPERATING PROFIT (LOSS)
Newspapers ...............................................................                   $ 163,069           $ 117,401
Broadcast ................................................................                       7,385               6,985
Magazines ................................................................                       4,505               4,531
New York Times Digital ...................................................                     (10,049)             (5,100)
Unallocated corporate expenses ...........................................                      (9,977)             (8,576)
                                                                                             -----------------------------
Total ....................................................................                     154,933             115,241

Income from joint ventures ...............................................                       3,627               4,203
Interest expense, net ....................................................                      15,342              11,896
                                                                                             -----------------------------
Income before income taxes ...............................................                     143,218             107,548
Income taxes .............................................................                      60,155              46,138
                                                                                             -----------------------------
NET INCOME ...............................................................                   $  83,063           $  61,410
                                                                                             =============================

         See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable operating segments.

(A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

11.      Consolidating Information

         Below is the consolidating financial information of the NYT group and the NYTD group. The financial information reflects the businesses of the NYTD group and the NYT group, including the allocation of revenues and expenses between the NYTD group and the NYT group in accordance with the Company's allocation policies. The NYT group presented below excludes its retained interest in the NYTD group, which is currently 100%. This retained interest will decline to reflect the issuance of Class C Stock.

      The allocations are as follows: a) inter-group advertising revenues between the NYT and NYTD groups, b) a portion of classified advertising revenues from the NYT group to the NYTD group, c) license fees charged by the NYT group to the NYTD group for the electronic use of the trademarks and copyrights owned by the NYT group, and d) a portion of NYT group expenses for general and administrative services and shared processing services from the NYT group to the NYTD group. Additionally, the income tax benefit relating to the operations of the NYTD group, which could be utilized on a consolidated basis, were allocated to the NYTD group. The Company believes that the aforementioned allocations were made on a reasonable basis.

                  Condensed CONSOLIDATING STATEMENTS OF INCOME

                                                                     Quarter Ended March 26, 2000
                                                -----------------------------------------------------------------------
                                                                                                               The New
                                                 The NYT             The NYTD              Elimina-           York Times
(In thousands)                                    Group                Group                 tions              Company
------------------------------------------------------------------------------------------------------------------------
REVENUES
External non-internet
  revenues                                      $ 830,914            $      --            $      --            $ 830,914
External internet
  revenues                                            714               11,569                   --               12,283
Inter-group revenue                                 2,502                   --               (2,502)                  --
------------------------------------------------------------------------------------------------------------------------
Total                                             834,130               11,569               (2,502)             843,197
------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs:
  External expenses                               353,257                6,031                   --              359,288
  Inter-group expense                                  --                2,502               (2,502)                  --
Selling, general and
  administrative
  expenses:
  External expenses                               316,301               12,675                   --              328,976
  Inter-group allocated
    expenses                                         (410)                 410                   --                   --
------------------------------------------------------------------------------------------------------------------------
Total                                             669,148               21,618               (2,502)             688,264
------------------------------------------------------------------------------------------------------------------------
OPERATING PROFIT
   (LOSS)                                         164,982              (10,049)                  --              154,933
Income from joint
  ventures                                          3,627                   --                   --                3,627
Interest expense, net                              15,342                   --                   --               15,342
------------------------------------------------------------------------------------------------------------------------
Income (loss) before
  income taxes                                    153,267              (10,049)                  --              143,218
------------------------------------------------------------------------------------------------------------------------
Income taxes (benefit)                             64,376               (4,221)                  --               60,155
------------------------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                               $  88,891            $  (5,828)                  --            $  83,063
------------------------------------------------------------------------------------------------------------------------

                                                                     Quarter Ended March 28, 1999
                                                -----------------------------------------------------------------------
                                                                                                               The New
                                                 The NYT             The NYTD              Elimina-           York Times
(In thousands)                                    Group                Group                 tions              Company
------------------------------------------------------------------------------------------------------------------------
REVENUES
External non-internet
  revenues                                      $ 734,761            $      --            $      --            $ 734,761
External internet
  revenues                                            474                3,823                   --                4,297
Inter-group revenue                                   733                   --                 (733)                  --
------------------------------------------------------------------------------------------------------------------------
Total                                             735,968                3,823                 (733)             739,058
------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs:
  External expenses                               339,826                3,299                   --              343,125
  Inter-group expense                                  --                  733                 (733)                  --
Selling, general and
  administrative
  expenses:
  External expenses                               276,382                4,310                   --              280,692
  Inter-group allocated
    expenses                                         (581)                 581                   --                   --
------------------------------------------------------------------------------------------------------------------------
Total                                             615,627                8,923                 (733)             623,817
------------------------------------------------------------------------------------------------------------------------
OPERATING PROFIT
   (LOSS)                                         120,341               (5,100)                  --              115,241
Income from joint
  ventures                                          4,203                   --                   --                4,203
Interest expense, net                              11,896                   --                   --               11,896
------------------------------------------------------------------------------------------------------------------------
Income (loss) before
  income taxes                                    112,648               (5,100)                  --              107,548
------------------------------------------------------------------------------------------------------------------------
Income taxes (benefit)                             48,326               (2,188)                  --               46,138
------------------------------------------------------------------------------------------------------------------------

NET INCOME/(LOSS)                               $  64,322            $  (2,912)           $      --            $  61,410
------------------------------------------------------------------------------------------------------------------------

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                          March 26, 2000
                                                      -----------------------------------------------------------------------------
                                                                                                 Reclassifi-            The New
                                                          The NYT             The NYTD             cations/            York Times
(In thousands)                                             Group                Group            Eliminations           Company
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                        $   582,208           $     7,894           $        --           $   590,102
Investment in joint
  ventures                                                122,952                    --                    --               122,952
Funds allocated to the
    NYTD group, net                                        42,886                    --               (42,886)                   --
Property plant
  & equipment, net                                      1,225,221                10,934                    --             1,236,155
Intangible assets
  acquired, net                                         1,524,414                27,365                    --             1,551,779
Miscellaneous assets                                      241,011                   602                    --               241,613
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                 $ 3,738,692           $    46,795           $   (42,886)          $ 3,742,601
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities                                   $   921,493           $    14,305           $        --           $   935,798
Other liabilities                                       1,375,775                41,440                    --             1,417,215
Funds allocated from the
     NYT group, net                                            --                42,886               (42,886)                   --
Common stock                                               17,955                    --                    --                17,955
Additional paid-in capital                                 10,871                    --                    --                10,871
Retained earnings
    (accumulated losses)                                1,721,689               (51,836)                   --             1,669,853
Common stock held
    in treasury, at cost,
    and other                                            (309,091)                   --                    --              (309,091)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                 $ 3,738,692           $    46,795           $   (42,886)          $ 3,742,601
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          December 26, 1999
                                                      -----------------------------------------------------------------------------
                                                                                                 Reclassifi-            The New
                                                          The NYT             The NYTD             cations/            York Times
(In thousands)                                             Group                Group            Eliminations           Company
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets                                        $   605,350           $     9,558           $        --           $   614,908
Investment in joint
  ventures                                                121,940                    --                    --               121,940
Funds allocated to the
    NYTD group, net                                        80,440                    --               (80,440)                   --
Property plant
  & equipment, net                                      1,208,601                 9,795                    --             1,218,396
Intangible assets
  acquired, net                                         1,276,134                28,884                    --             1,305,018
Miscellaneous assets                                      235,052                   488                    --               235,540
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                 $ 3,527,517           $    48,725           $   (80,440)          $ 3,495,802
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities                                   $   660,978           $    12,536           $        --           $   673,514
Other liabilities                                       1,371,873                 1,757                    --             1,373,630
Funds allocated from the
     NYT group, net                                            --                80,440               (80,440)                   --
Common stock                                               17,882                    --                    --                17,882
Additional paid-in capital                                     --                    --                    --                    --
Retained earnings
    (accumulated losses)                                1,646,751               (46,008)                   --             1,600,743
Common stock held
    in treasury, at cost,
    and other                                            (169,967)                   --                    --              (169,967)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                 $ 3,527,517           $    48,725           $   (80,440)          $ 3,495,802
-----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATING BALANCE SHEETS

FUNDS ALLOCATED TO/FROM THE NYTD GROUP

                                                                                      Funds                               Funds
                                                                                    allocated        Debt proceeds     allocated to/
                                                                                    from the        advanced to the    from the NYT
 (In thousands)                                                                     NYT group          NYT group        group, net
                                                                                --------------------------------------------------
Balance at December 26, 1999 ............................................           $ 80,440          $     --          $ 80,440

   Funds allocated from the NYT group ...................................              2,446                --             2,446
   Debt proceeds advanced to the NYT group(A) ...........................                 --           (40,000)          (40,000)
                                                                                --------------------------------------------------
Balance at March 26, 2000 ...............................................           $ 82,886          $(40,000)         $ 42,886
                                                                                ==================================================

(A) The Company will make the proceeds of this debt (see Note 5) available to the NYTD group as they are needed and as such the NYTD group will accrue interest income on the amount of proceeds still available to the NYTD group at the Company's short-term interest rate.

Advertising Credits

On March 3, 2000, the NYT group committed to provide $30.0 million in advertising credits to the NYTD group to be utilized in any of the NYT group's print publications. It is the NYTD group's current intention to use these credits as consideration to effect strategic alliances, investments and acquisitions.

The advertising credits will be recorded on the NYTD group's financial statements as they are committed to independent third parties. The fair market value of what is received or the value of the advertising given up, whichever is more readily determinable, will be recorded as an asset with a corresponding amount recorded as funds allocated from the NYT group to the NYTD group, in the NYTD group's financial statements.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                                Quarter Ended March 26, 2000
                                                                                  -------------------------------------------------
                                                                                                                         The New
                                                                   The NYT             The NYTD           Elimina-      York Times
(In thousands)                                                      Group                Group             tions          Company
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net cash provided by operating
  activities                                                     $ 148,267            $     455            $ --           $ 148,722
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant
  and equipment                                                    (11,653)              (1,925)             --             (13,578)
Business acquired                                                 (296,278)                  --              --            (296,278)
Other-net                                                           (7,246)                  --              --              (7,246)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing
  activities                                                      (315,177)              (1,925)             --            (317,102)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Commercial paper borrowings                                        239,200                   --              --             239,200
Long-term debt
   Increase                                                             --               40,000              --              40,000
   Reduction                                                           (23)                (370)             --                (393)
Capital shares
  Issuances                                                         15,667                   --              --              15,667
  Repurchases                                                     (135,709)                  --              --            (135,709)
Dividends paid to stockholders                                     (18,136)                  --              --             (18,136)
Funds allocated between the NYT
   group to the NYTD group                                          38,325              (38,325)             --                  --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided/(used in) by
   financing activities                                            139,324                1,305              --             140,629
-----------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash
  and short-term investments                                       (27,586)                (165)             --             (27,751)
Cash and cash equivalents
  at the beginning of the year                                      63,677                  184              --              63,861
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents
  at the end of the year                                         $  36,091            $      19            $ --           $  36,110
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                Quarter Ended March 28, 1999
                                                                                  -------------------------------------------------
                                                                                                                         The New
                                                                   The NYT             The NYTD           Elimina-      York Times
(In thousands)                                                      Group                Group             tions          Company
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net cash provided by operating
  activities                                                     $ 121,373            $    (414)           $ --           $ 120,959
-----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant
  and equipment                                                    (12,444)              (1,139)             --             (13,583)
Business acquired                                                       --                   --              --                  --
Other-net                                                           (1,599)                  --              --              (1,599)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing
  activities                                                       (14,043)              (1,139)             --             (15,182)
-----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Commercial paper borrowings                                         62,350                   --              --              62,350
Long-term debt
   Increase                                                             --                   --              --                  --
   Reduction                                                          (521)                  --              --                (521)
Capital shares
  Issuances                                                          4,544                   --              --               4,544
  Repurchases                                                     (151,267)                  --              --            (151,267)
Dividends paid to stockholders                                     (17,064)                  --              --             (17,064)
Funds allocated to/from the NYT
   group to the NYTD group                                          (1,785)               1,785              --                  --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided/(used in) by
   financing activities                                           (103,743)               1,785              --            (101,958)
-----------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash
  and short-term investments                                         3,587                  232              --               3,819
Cash and cash equivalents
  at the beginning of the year                                      35,950                   41              --              35,991
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents
  at the end of the year                                         $  39,537            $     273            $ --           $  39,810
-----------------------------------------------------------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Advertising revenues accounted for approximately 73% and circulation revenues accounted for 21% of the Company's revenues in the first quarter of 2000. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters when economic activity tends to be lower after the holiday season and in the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

      Newsprint is the major component of the Company's cost of raw materials. The Company's cost of newsprint was lower in the first quarter of 2000 compared with the first quarter of 1999. The cost of newsprint is expected to rise in 2000 over 1999 levels.

      The Company's consolidated financial results for the first quarter of 2000 compared with the first quarter of 1999, were as follows:

------------------------------------------------------------------------------------------------------------------
                                                                                 For the Quarters Ended
                                                                 -------------------------------------------------
                                                                     March 26,           March 28,
(Dollars in thousands, except per share data)                           2000                1999         % Change
------------------------------------------------------------------------------------------------------------------
Revenues                                                               $843,197           $ 739,058          14.1%
------------------------------------------------------------------------------------------------------------------
Operating profit                                                       $154,933           $ 115,241          34.4%
------------------------------------------------------------------------------------------------------------------
Net Income                                                             $ 83,063           $  61,410          35.3%
------------------------------------------------------------------------------------------------------------------
Diluted earning per share                                              $   0.47           $    0.34          38.2%
------------------------------------------------------------------------------------------------------------------

            Revenues for the first quarter of 2000 were $843.2 million, a 14.1% increase over 1999 first-quarter revenues of $739.1 million. Excluding revenues from the Worcester Telegram & Gazette (T&G), which was acquired on January 7, 2000, revenues rose 11.7% and advertising revenues grew 15.6%. The increase was primarily from strong national and help-wanted advertising at the Newspaper Group with the largest increases at The New York Times and The Boston Globe.

            Operating profit in the first quarter of 2000 increased 34.4% to $154.9 million from $115.2 million in the 1999 first quarter. The 2000 first-quarter net income was $83.1 million, or $0.47 diluted earnings per share, compared with net income of $61.4 million, or $0.34 diluted earnings per share, in the first quarter of 1999. This increase was principally from strong revenue growth.

            EBITDA (earnings before interest, taxes, depreciation and amortization) in the first quarter of 2000 rose to $210.2 million from $167.9 million in the 1999 first quarter.

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

            Consolidated operating expenses for the first quarter of 2000 and 1999 were as follows:

-------------------------------------------------------------------------------
                                             For the Quarters Ended
                              -------------------------------------------------
                                 March 26,          March 28,
(Dollars in thousands)            2000                 1999           % Change
-------------------------------------------------------------------------------
Production costs
   Raw materials                $ 85,589              $87,291            -2.0%
   Wages and benefits            165,205              151,222             9.2%
   Other                         108,494              104,612             3.7%
-------------------------------------------------------------------------------
Total production costs           359,288              343,125             4.7%
Selling, general and
administrative expenses          328,976              280,692            17.2%
-------------------------------------------------------------------------------
Total expenses                  $688,264             $623,817            10.3%
-------------------------------------------------------------------------------

            Production costs for the first quarter of 2000 were $359.3 million, a 4.7% increase from the 1999 first-quarter production costs of $343.1 million. Excluding the T&G, production costs for the first quarter of 2000 were $353.9 million, a 3.1% increase from the 1999 first-quarter production costs of $343.1 million. For the first quarter of 2000 lower newsprint costs favorably affected raw material expenses.

            Selling, general and administrative expenses ("SGA expenses") in the first quarter of 2000 were $329.0 million, a 17.2% increase over the 1999 first quarter SGA expenses of $280.7 million. Excluding the T&G, SGA expenses in the first quarter of 2000 were $319.0 million, a $38.3 million or 13.7% increase over the 1999 first quarter SGA expenses of $280.7 million. The higher level of SGA expenses, excluding the addition of the T&G, is partly attributable to the continuing national expansion of The New York Times newspaper, increased costs for the expansion of New York Times Digital and higher incentive pay, linked to strong first-quarter results.

            The Company currently expects growth in its total expenses, excluding the effects of newsprint, New York Times Digital and the T&G, to be in the range of four to six percent for 2000.

Other Items

            Interest expense-net increased to $15.3 million in the 2000 first quarter from $11.9 million in the 1999 first quarter principally due to additional borrowings to fund the purchase of the T&G and the Company's share repurchase program.

            The effective income tax rate for the first quarter of 2000 was 42.0% compared with 42.9% in the 1999 first quarter. The decrease in the effective income tax rates were primarily due to lower state and local income taxes.

            Consolidated revenues, EBITDA, depreciation and amortization and operating profit by business segment were as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        For the Quarters Ended
                                                                    ---------------------------------------------------------------
                                                                             March 26,               March 28,
(Dollars in thousands)                                                         2000                     1999             % Change
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES

Newspapers ..................................................               $ 770,870                $ 675,160               14.2%
Broadcast ...................................................                  34,351                   33,093                3.8%
Magazines ...................................................                  28,909                   27,715                4.3%
New York Times Digital ......................................                  11,569                    3,823              202.6%
Intersegment eliminations (A) ...............................                  (2,502)                    (733)                N/A
                                                                    ---------------------------------------------------------------
   Total ....................................................               $ 843,197                $ 739,058               14.1%
                                                                    ===============================================================

EBITDA

Newspapers ..................................................               $ 204,964                $ 158,283               29.5%
Broadcast ...................................................                  11,685                   11,355                2.9%
Magazines ...................................................                   4,834                    4,879               -0.9%
New York Times Digital ......................................                  (7,632)                  (4,799)             -59.0%
Unallocated corporate expenses ..............................                  (7,342)                  (6,084)             -20.7%
Joint ventures ..............................................                   3,714                    4,291              -13.4%
                                                                    ---------------------------------------------------------------
   Total ....................................................               $ 210,223                $ 167,925               25.2%
                                                                    ===============================================================

DEPRECIATION AND AMORTIZATION

Newspapers ..................................................               $  41,895                $  40,882                2.5%
Broadcast ...................................................                   4,300                    4,370               -1.6%
Magazines ...................................................                     329                      348               -5.5%
New York Times Digital ......................................                   2,417                      301                 N/A
Corporate ...................................................                   2,635                    2,492                5.7%
Joint ventures ..............................................                      87                       87                  --
                                                                    ---------------------------------------------------------------
   Total ....................................................               $  51,663                $  48,480                6.6%
                                                                    ===============================================================

OPERATING PROFIT (LOSS)

Newspapers ..................................................               $ 163,069                $ 117,401               38.9%
Broadcast ...................................................                   7,385                    6,985                5.7%
Magazines ...................................................                   4,505                    4,531               -0.6%
New York Times Digital ......................................                 (10,049)                  (5,100)             -97.0%
Unallocated corporate expenses ..............................                  (9,977)                  (8,576)             -16.3%
                                                                    ---------------------------------------------------------------
   Total ....................................................               $ 154,933                $ 115,241               34.4%
                                                                    ===============================================================

(A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

Newspaper Group: The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 22 other newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of the New York Times databases and microfilm.

-------------------------------------------------------------------------------
                                            For the Quarters Ended
                                -----------------------------------------------
                                  March 26,         March 28,
(Dollars in thousands)              2000              1999           % Change
-------------------------------------------------------------------------------
Revenues                          $770,870          $675,160            14.2%
-------------------------------------------------------------------------------
EBITDA                            $204,964          $158,283            29.5%
-------------------------------------------------------------------------------
Operating profit                  $163,069          $117,401            38.9%
-------------------------------------------------------------------------------

            Total Newspaper Group revenues in the first quarter of 2000 were $770.9 million, a 14.2% increase, compared with $675.2 million in the first quarter of 1999. Excluding the T&G, total Newspaper Group revenues increased 11.6% to $753.5 million in the first quarter of 2000 from $675.2 million in the same period of 1999, and advertising revenue grew 15.3%. Performance was strongest at The Times and The Globe where advertising revenues increased 19.9% and 13.3% for the first quarter of 2000. Both newspapers benefited from strong national and help-wanted advertising. Operating profit for the Newspaper Group increased 38.9% to $163.1 million ($161.0 million or 37.2% excluding the T&G) in the first quarter of 2000 from $117.4 million in the 1999 first quarter principally from strong revenue growth. The Company currently expects advertising revenue growth in the Newspaper Group, excluding the T&G, to be in the range of six to eight percent for 2000.

            Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

----------------------------------------------------------------------------------------------
                                                               For the Quarters Ended
                                                   -------------------------------------------
                                                   March 26,           March 28,
(Dollars in thousands)                               2000                1999         % Change
----------------------------------------------------------------------------------------------
The New York Times
    Advertising                                    $327,847            $273,431         19.9%
    Circulation                                     117,128             113,446          3.2%
    Other                                            36,191              34,422          5.1%
----------------------------------------------------------------------------------------------
    Total                                          $481,166            $421,299         14.2%
----------------------------------------------------------------------------------------------
New England Newspaper Group

     The Boston Globe
     Advertising                                   $121,486            $107,253         13.3%
     Circulation                                     32,728              32,325          1.2%
     Other                                            2,581               2,314         11.5%
----------------------------------------------------------------------------------------------
     Subtotal                                      $156,795            $141,892         10.5%
----------------------------------------------------------------------------------------------
     Worcester Telegram & Gazette
     Advertising                                    $12,500                 N/A       N/A
     Circulation                                      4,485                 N/A       N/A
     Other                                              363                 N/A       N/A
----------------------------------------------------------------------------------------------
     Subtotal                                       $17,348                 N/A       N/A
----------------------------------------------------------------------------------------------
Total New England Newspaper
  Group
    Advertising                                    $133,986            $107,253         24.9%
    Circulation                                      37,213              32,325         15.1%
    Other                                             2,944               2,314         27.2%
----------------------------------------------------------------------------------------------
    Total                                          $174,143            $141,892         22.7%
----------------------------------------------------------------------------------------------
Regional Newspapers
    Advertising                                    $ 91,119             $87,891          3.7%
    Circulation                                      20,286              20,235          0.3%
    Other                                             4,156               3,843          8.1%
----------------------------------------------------------------------------------------------
    Total                                          $115,561            $111,969          3.2%
----------------------------------------------------------------------------------------------
Total Newspaper Group
    Advertising                                    $552,952            $468,575         18.0%
    Circulation                                     174,627             166,006          5.2%
    Other                                            43,291              40,579          6.7%
----------------------------------------------------------------------------------------------
    Total                                          $770,870            $675,160         14.2%
==============================================================================================

Advertising volume was as follows:

------------------------------------------------------------------------------------------------------------
                                                                        For the Quarters Ended
                                                                --------------------------------------------
                                                                   March 26,        March 28,
(Inches in thousands, preprints in thousands of copies)              2000             1999          % Change
------------------------------------------------------------------------------------------------------------
The New York Times
    Retail                                                           125.4            125.1            0.2%
    National                                                         415.2            351.0           18.3%
    Classified                                                       251.3            252.8           -0.6%
    Zoned                                                            245.1            226.1            8.4%
------------------------------------------------------------------------------------------------------------
    Total                                                          1,037.0            955.0            8.6%
------------------------------------------------------------------------------------------------------------
    Preprints                                                       98,527           96,509            2.1%
------------------------------------------------------------------------------------------------------------
New England Newspaper Group
     The Boston Globe
    Retail                                                           125.5            138.6           -9.5%
    National                                                         191.5            173.3           10.5%
    Classified                                                       345.5            337.4            2.4%
    Zoned                                                             56.2             55.7            0.9%
------------------------------------------------------------------------------------------------------------
    Total                                                            718.7            705.0            1.9%
------------------------------------------------------------------------------------------------------------
    Preprints                                                      185,505          186,362           -0.5%
------------------------------------------------------------------------------------------------------------
      Worcester Telegram & Gazette
      Retail                                                          63.5              N/A             N/A
      National                                                        12.3              N/A             N/A
      Classified                                                     126.1              N/A             N/A
      Zoned                                                           97.9              N/A             N/A
------------------------------------------------------------------------------------------------------------
      Total                                                          299.8              N/A             N/A
------------------------------------------------------------------------------------------------------------
      Preprints                                                     42,247              N/A             N/A
------------------------------------------------------------------------------------------------------------
Regional Newspapers
    Retail                                                         1,819.1          1,848.8           -1.6%
    National                                                          72.6             68.5            6.0%
    Classified                                                     1,969.5          1,917.8            2.7%
    Legal                                                             86.0             84.0            2.4%
------------------------------------------------------------------------------------------------------------
    Total                                                          3,947.2          3,919.1            0.7%
------------------------------------------------------------------------------------------------------------
    Preprints                                                      273,650          270,222            1.3%
------------------------------------------------------------------------------------------------------------

            Average circulation for The Times, The Globe, the T&G and the Regional Newspapers (excluding non-dailies) for the first quarter of 2000, compared with the first quarter of 1999, was as follows:

------------------------------------------------------------------------------------------------
                                                       For the Quarter Ended
                                                           March 26, 2000
                                     -----------------------------------------------------------
(Copies in thousands)                    Weekday          % Change      Sunday        % Change
------------------------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                       1,154.5            2.3%        1,724.2           1.1%
New England Newspaper
    The Boston Globe                       466.6            0.9%          719.1          -1.0%
     Worcester Telegram & Gazette          103.6             N/A          128.8            N/A
Regional Newspapers                        764.8           -1.2%          815.1          -1.2%
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                                       For the Quarter Ended
                                                           March 28, 1999
                                     -----------------------------------------------------------
(Copies in thousands)                    Weekday          % Change      Sunday        % Change
------------------------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                       1,128.8            2.2%        1,705.8         3.0%
The Boston Globe                           462.4            0.1%          726.1        -2.7%
Regional Newspapers                        773.9           -0.5%          825.4        -1.0%
------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                                                  For the Quarters Ended
                                           -------------------------------------
                                           March 26,      March 28,
(Dollars in thousands)                       2000           1999        % Change
--------------------------------------------------------------------------------
Revenues                                   $34,351         $33,093        3.8%
--------------------------------------------------------------------------------
EBITDA                                     $11,685         $11,355        2.9%
--------------------------------------------------------------------------------
Operating Profit                           $ 7,385         $ 6,985        5.7%
--------------------------------------------------------------------------------

            Revenues increased 3.8% in the 2000 first quarter to $34.4 million from $33.1 million in the 1999 first quarter, while operating profit improved 5.7% to $7.4 million from $7.0 million in the first-quarter of last year. The improvement is mainly due to political advertising associated with the presidential primaries.

Magazine Group: The Magazine Group is comprised of three golf publications and related activities in the golf field.

--------------------------------------------------------------------------------
                                                  For the Quarters Ended
                                           -------------------------------------
                                           March 26,      March 28,
(Dollars in thousands)                       2000           1999        % Change
--------------------------------------------------------------------------------
Revenues                                   $28,909         $27,715        4.3%
--------------------------------------------------------------------------------
EBITDA                                     $ 4,834         $ 4,879       -0.9%
--------------------------------------------------------------------------------
Operating Profit                           $ 4,505         $ 4,531       -0.6%
--------------------------------------------------------------------------------

            Revenue increased 4.3% in the 2000 first quarter to $28.9 million compared with $27.7 million in the 1999 first quarter. Operating profit remained flat in the 2000 first quarter compared to the 1999 first quarter. While revenues rose, total expenses increased, principally from the March launch of Golf Digest Woman and higher paper costs.

New York Times Digital: New York Times Digital ("NYTD group") is the Company's Internet business division, which consists of NYTimes.com, Boston.com, NYToday.com, WineToday.com, GolfDigest.com and Abuzz. Abuzz develops and deploys technology to enable online communities to share knowledge, interests and experience.

------------------------------------------------------------------------------
                                              For the Quarters Ended
                                 ---------------------------------------------
                                    March 26,        March 28,
(Dollars in thousands)                2000             1999           % Change
------------------------------------------------------------------------------
Revenues                            $ 11,569         $  3,823          202.6%
------------------------------------------------------------------------------
EBITDA                              $ (7,632)        $ (4,799)         -59.0%
------------------------------------------------------------------------------
Operating loss                      $(10,049)        $ (5,100)         -97.0%
------------------------------------------------------------------------------

      NYTD group revenues for the first quarter of 2000 were $11.6 million compared with $3.8 million in the first quarter of 1999. The $7.8 million increase in 2000 revenues was primarily due to strong growth in advertising volume. Advertising revenue accounts for 90% of NYTD group total revenues for the first quarter of 2000 and 1999. Operating loss for the 2000 first quarter was $10.0 million compared with $5.1 million in the first quarter of 1999. The $4.9 million increase was the result of increased staffing, advertising, promotion and the acquisition of Abuzz Technologies, Inc., which was acquired in July 1999. The Company anticipates that costs for each quarter for the remainder of 2000 associated with the NYTD group will continue to increase over the 2000 first quarter, depending on the timing and extent of various marketing expenses and initiatives.

Liquidity and Capital Resources

            Net cash provided by operating activities was $148.7 million in the 2000 first quarter compared with $121.0 million in the 1999 first quarter. The increase of $27.7 million was primarily due to improved earnings. Net cash used in investing activities was $317.1 million in the first quarter of 2000 compared with $15.2 million in the 1999 first quarter. The increase of $301.9 million was primarily due to the acquisition of the T&G. Net cash provided by financing activities was $140.6 million in the first quarter of 2000 compared with $102.0 million used in financing activities in the 1999 first quarter. The increase of $242.6 million was primarily related to increases in commercial paper outstanding used to fund the T&G acquisition.

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover all cash requirements, including working capital needs, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders. The ratio of current assets to current liabilities was 63% at March 26, 2000, and 73% at March 28, 1999. This decrease is principally due to an increase in commercial paper outstanding at March 26, 2000, mostly resulting from the funding of the T&G acquisition. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 31% at March 26, 2000, compared with 30% at March 28, 1999.

Financing: The Company's total debt, including commercial paper and capital leases, was $979.7 million at March 26, 2000, and $785.8 million at March 28, 1999. The increase in total debt was primarily from an increase in commercial paper outstanding and the issuance of additional medium-term notes to fund stock repurchases and the acquisition of the T&G. On April 28, 2000, $100.0 million of debt was repaid; the remainder of the Company's debt and capital leases generally mature between March 2003 and March 2025. The Company has $400.0 million available under its revolving credit agreements. These agreements require, among other provisions, specified levels of stockholders' equity. A revolving credit agreement for $200.0 million expires in June 2000, which date the Company intends to extend, and an additional revolving credit agreement for $200.0 million expires in July 2002. The Company had $239.2 million in commercial paper outstanding at March 26, 2000, and $186.5 million at March 28, 1999, which obligations are supported by these revolving credit agreements. No amounts are outstanding under these revolving credit agreements as of March 26, 2000. The amount available under the commercial paper program was $160.8 million as of March 26, 2000. Approximately $429.3 million of stockholders' equity was unrestricted under these agreements at March 26, 2000, and $583.2 million was unrestricted at March 28, 1999. The decline in the level of unrestricted stockholders' equity was primarily due to stock repurchases.

            In March 2000 the Company issued $40.0 million of 7% subordinated notes due March 21, 2003, to three venture capital firms. After the consummation of a proposed initial public offering of a new class of stock, this debt will be convertible, at the election of the venture capital firms, into shares of a new class of stock intended to represent approximately 6.7% of the pre-offering equity of the NYTD group. If there is no offering, this debt will not be convertible. The Company has agreed to give the venture capital firms piggyback and demand registration rights for the new class of stock issued upon conversion (see Proposed Tracking Stock below).

            Capital Expenditures: The Company currently estimates that capital expenditures for 2000 will range from $120.0 million to $140.0 million. The Company currently anticipates that depreciation and amortization expense will approximate $215.0 million for 2000 compared with $197.5 million in 1999.

Proposed Tracking Stock

            On January 20, 2000, the Board of Directors of the Company authorized, subject to shareholder approval, the issuance of a new class of stock (Class C Stock). On January 28, 2000, the Company filed a registration statement with the SEC on Form S-3 (the "Form S-3") related to a proposed initial public offering of Class C Stock, which is intended to track the performance of the Company's Internet business division, the NYTD group. This Form S-3 has not yet become effective. At the Annual Meeting of Stockholders to be held on May 23, 2000, stockholders of record as of the close of business on April 6, 2000, are entitled to vote on the proposal to create this new class of stock.

            The Company separates for financial reporting purposes the NYTD group and the "NYT group" (the Company excluding the NYTD group) except for a retained interest in the NYTD group (see Note 11 of the Notes to the Consolidated Financial Statements). The NYT group includes all of the other business segments of the Company: Newspaper, Broadcast and Magazines, except for the businesses that comprise the NYTD group. The NYT group also includes a retained interest in the NYTD group which is currently 100%. This retained interest will decline to reflect the issuance of Class C Stock. The NYTD group includes NYTimes.com NYToday.com, Boston.com, WineToday.com, GolfDigest.com and Abuzz. The NYTD group's operating results as presented in the financial statements included in Note 11 of Notes to the Condensed Consolidated Financial

Statements reflect the effect of various inter-group arrangements and policies for license fees, inter-group services and income taxes.

            Beginning in 2000, and coinciding with the effective date of these various arrangements (January 1, 2000), the Company's management has determined that its reportable segments consist of Newspapers, Broadcast, Magazines and the operations of the NYTD group. These segments will be evaluated regularly by key management in assessing performance and allocating resources.

Factors That Could Affect Operating Results

            Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company's various markets and material increases in newsprint and magazine paper prices. They also include other risks detailed from time to time in the Company's publicly-filed documents, including the Company's Annual Report on Form 10-K for the period ended December 26, 1999.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

            The Company's quantitative and qualitative market risk is principally associated with market interest rate fluctuations related to its debt obligations. The Company does not consider such market risk significant.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

                3.2  By-laws as amended through April 27, 2000
                12   Ratio of Earnings to Fixed Charges
                27   Financial Data Schedule

      (b) Reports on Form 8-K

      No reports on Form 8-K have been filed during the period for which this report is filed.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 THE NEW YORK TIMES COMPANY
                                                 --------------------------
                                                        (Registrant)

Date:       May 10, 2000                           /s/  John M. O'Brien
            ------------                        ---------------------------
                                                     John M. O'Brien
                                                Senior Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                          Quarter Ended March 26, 2000

Exhibit No.              Exhibit
-----------              -------

3.2           By-laws as amended through April 27, 2000

12            Ratio of Earnings to Fixed Charges

27            Financial Data Schedule