Form 10-Q
period 2000-06-25
NEW YORK TIMES CO
filed 2000-08-09
CIK 71691

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended             June 25, 2000
                              -------------

Commission file number            1-5837
                              -------------

                           THE NEW YORK TIMES COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                           13-1102020
-------------------------------                            ----------------
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

Number of shares of each class of the registrant's common stock outstanding as of August 4, 2000 (exclusive of treasury shares):

     Class A Common Stock       166,125,783 shares
     Class B Common Stock           847,158 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                          Three Months Ended                  Six Months Ended
                                                    ----------------------------        ----------------------------
                                                     June 25,           June 27,         June 25,          June 27,
                                                       2000               1999             2000              1999
                                                    ----------------------------        ----------------------------
                                                             (13 Weeks)                         (26 Weeks)
Revenues
  Advertising ..............................        $  658,320        $  562,170        $1,275,073        $1,085,056
  Circulation ..............................           180,185           172,801           360,609           344,857
  Other ....................................            47,083            44,414            92,838            88,530
                                                    ----------        ----------        ----------        ----------
     Total .................................           885,588           779,385         1,728,520         1,518,443
                                                    ----------        ----------        ----------        ----------

Production costs
  Raw materials ............................            87,915            82,468           173,504           169,760
  Wages and benefits .......................           163,950           159,173           329,407           310,395
  Other ....................................           113,106           104,904           222,821           209,514
                                                    ----------        ----------        ----------        ----------
     Total .................................           364,971           346,545           725,732           689,669

Selling, general and administrative expenses           334,739           277,979           661,977           558,672
                                                    ----------        ----------        ----------        ----------

     Total .................................           699,710           624,524         1,387,709         1,248,341
                                                    ----------        ----------        ----------        ----------

Operating profit ...........................           185,878           154,861           340,811           270,102

Income from joint ventures .................             3,622             3,265             7,249             7,468

Interest expense - net .....................            15,190            12,841            30,532            24,737
                                                    ----------        ----------        ----------        ----------

Income before income taxes .................           174,310           145,285           317,528           252,833

Income taxes ...............................            72,572            61,822           132,727           107,960
                                                    ----------        ----------        ----------        ----------

Net income .................................        $  101,738        $   83,463        $  184,801        $  144,873
                                                    ==========        ==========        ==========        ==========

Average number of common shares outstanding
  Basic ....................................           169,501           176,083           171,233           177,885
  Diluted ..................................           173,047           179,331           175,110           181,225

Per share of common stock
  Basic earnings ...........................        $      .60        $      .47        $     1.08        $      .81
                                                    ==========        ==========        ==========        ==========

  Diluted earnings .........................        $      .59        $      .47        $     1.06        $      .80
                                                    ==========        ==========        ==========        ==========

  Dividends ................................        $     .115        $     .105        $     .220        $     .200
                                                    ==========        ==========        ==========        ==========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            June 25,      December 26,
                                                                2000              1999
                                                          ----------      ------------
ASSETS                                                    (Unaudited)
Current Assets

   Cash and cash equivalents .....................        $   37,549        $   63,861

   Accounts receivable-net .......................           370,613           366,754

   Inventories
      Newsprint and magazine paper ...............            26,866            23,666
      Work-in-process and other ..................             5,429             4,984
                                                          ----------        ----------
         Total inventories .......................            32,295            28,650

   Deferred income taxes .........................            53,611            53,611

   Assets held for sale ..........................            36,581            37,796

   Other current assets ..........................            66,818            64,236
                                                          ----------        ----------

         Total current assets ....................           597,467           614,908
                                                          ----------        ----------

Other Assets

   Investments in joint ventures .................           121,216           121,940

   Property, plant and equipment (less accumulated
     depreciation of $1,038,025 in 2000
     and $976,767 in 1999) .......................         1,216,475         1,218,396

   Intangible assets acquired
     Cost in excess of net assets acquired (less
     accumulated amortization of $292,898
     in 2000 and $270,235 in 1999) ...............         1,090,633           953,709

     Other intangible assets acquired (less
     accumulated amortization of $96,151
     in 2000 and $85,365 in 1999) ................           441,023           351,309

   Miscellaneous assets ..........................           240,863           235,540
                                                          ----------        ----------

TOTAL ASSETS .....................................        $3,707,677        $3,495,802
                                                          ==========        ==========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               June 25,        December 26,
                                                                                   2000                1999
                                                                            -----------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                        (Unaudited)
Current Liabilities

   Commercial paper outstanding ....................................        $   363,480         $        --
   Accounts payable ................................................            194,973             191,706
   Accrued payroll and other related liabilities ...................             93,262             105,257
   Accrued expenses ................................................            203,044             193,553
   Unexpired subscriptions .........................................             81,369              80,161
   Current portion of long-term debt and
       capital lease obligations ...................................              2,593             102,837
                                                                            -----------         -----------

       Total current liabilities ...................................            938,721             673,514
                                                                            -----------         -----------

Other Liabilities

   Long-term debt ..................................................            553,009             512,627
   Capital lease obligations .......................................             84,433              85,700
   Deferred income taxes ...........................................            125,946             141,033
   Other ...........................................................            663,160             634,270
                                                                            -----------         -----------

       Total other liabilities .....................................          1,426,548           1,373,630
                                                                            -----------         -----------

       Total liabilities ...........................................          2,365,269           2,047,144
                                                                            -----------         -----------

Stockholders' Equity

   Capital stock of $.10 par value
     Class A - authorized 300,000,000 shares; issued: 2000 -
         179,019,788; 1999 - 177,971,194 (including treasury shares:
         2000 - 11,592,263; 1999 - 5,000,000) ......................             17,902              17,797
     Class B - convertible - authorized 847,158 shares; issued:
         2000 - 847,158; 1999 - 847,240 ............................                 85                  85

   Additional paid-in capital ......................................             27,055                  --
   Accumulated other comprehensive (loss) income ...................             (4,442)              3,170
   Retained earnings ...............................................          1,752,819           1,600,743
   Common stock held in treasury, at cost ..........................           (451,011)           (173,137)
                                                                            -----------         -----------

     Total stockholders' equity ....................................          1,342,408           1,448,658
                                                                            -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................        $ 3,707,677         $ 3,495,802
                                                                            ===========         ===========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                    Six Months Ended
                                                              ---------------------------
                                                               June 25,          June 27,
                                                                   2000              1999
                                                              ---------------------------
                                                                      (26 Weeks)
OPERATING ACTIVITIES

Net cash provided by operating activities ............        $ 299,140         $ 228,290
                                                              ---------         ---------

INVESTING ACTIVITIES

Additions to property, plant and equipment ...........          (28,157)          (29,291)

Business acquired ....................................         (296,278)               --

Net proceeds from dispositions .......................               --            11,434
Other-net ............................................           (9,634)          (10,238)
                                                              ---------         ---------

Net cash used in investing activities ................         (334,069)          (28,095)
                                                              ---------         ---------

FINANCING ACTIVITIES

Commercial paper borrowings ..........................          363,480            82,530
Long-term debt
    Proceeds .........................................           40,000                --
    Payments .........................................         (101,433)             (684)
Capital shares
    Issuances ........................................           23,329             7,447
    Repurchases ......................................         (279,160)         (257,965)
Dividends paid to stockholders .......................          (37,599)          (35,602)
                                                              ---------         ---------

Net cash provided by/(used in) financing activities ..            8,617          (204,274)
                                                              ---------         ---------

Decrease in cash and cash equivalents ................          (26,312)           (4,079)

Cash and cash equivalents at the beginning of the year           63,861            35,991
                                                              ---------         ---------
Cash and cash equivalents at the end of the quarter ..        $  37,549         $  31,912
                                                              =========         =========

SUPPLEMENTAL CASH FLOW INFORMATION

NONCASH FINANCING AND INVESTING TRANSACTIONS

      In 1999 the Company purchased a minority interest in TheStreet.com for $15.6 million, of which $3.6 million was in cash and $12.0 million represents an irrevocable credit for services to be used by TheStreet.com through February 2003. Investment and deferred revenue accounts were increased by $12.0 million accordingly. As of June 25, 2000, approximately $2.3 million of advertising credits have been utilized.

BUSINESS ACQUIRED

      In January of 2000 the Company acquired certain assets ($313.8 million) and assumed certain liabilities ($17.5 million) of a newspaper, the Worcester Telegram & Gazette, for $296.3 million in cash (see Note 3).

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

           See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

      The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 26, 1999, for The New York Times Company (the "Company") filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim period ended, have been included. Due to the seasonal nature of the Company's business, results for the interim periods are not necessarily indicative of a full year's operations. The fiscal periods included herein comprise 13 weeks for the three-month periods and 26 weeks for the six-month periods.

      Certain reclassifications have been made to the 1999 Condensed Consolidated Financial Statements to conform with classifications used at June 25, 2000.

2. Proposed Tracking Stock

      On January 20, 2000, the Board of Directors of the Company authorized, subject to shareholder approval, the issuance of a new class of stock ("Class C Stock"). On January 28, 2000, the Company filed a registration statement with the SEC on Form S-3 (the "Form S-3") related to a proposed initial public offering of Class C Stock, which is intended to track the performance of the Company's Internet business division, New York Times Digital ("NYTD group"). At the Annual Meeting of Stockholders held on May 23, 2000, stockholders authorized the filing of an amendment to the Company's certificate of incorporation to create this new class of stock. As of the date of this report, the Form S-3 has not become effective and the amendment to the certificate of incorporation has not been filed with the Secretary of State. The Company is currently evaluating market conditions.

      The Company separates for financial reporting purposes the NYT group and the NYTD group (see Note 11). The NYT group includes all of the other business segments of the Company: Newspaper, Broadcast and Magazine, except for the businesses of the NYTD group. The NYT group also includes a retained interest in the NYTD group, which is currently 100%. This retained interest will decline upon any issuance of Class C Stock. The NYTD group includes NYTimes.com, NYToday.com, Boston.com, WineToday.com, GolfDigest.com and Abuzz. The NYTD group's operating results as presented in the financial statements included in
Note 11 of the Notes to Condensed Consolidated Financial Statements reflect the effect of various inter-group arrangements and policies for license fees, inter-group services and income taxes.

      Beginning in 2000, and coinciding with the effective date of these various arrangements (January 1, 2000), the Company's management determined that its reportable segments consist of newspapers, broadcast, magazines and the NYTD group. These segments will be evaluated regularly by key management in assessing performance and allocating resources.

3. Acquisitions/Dispositions

      On January 7, 2000, the Company acquired certain assets and assumed certain liabilities of a newspaper, the Worcester Telegram & Gazette ("T&G"), in Worcester, Mass., for $296.3 million in cash. The cost of this acquisition was funded through the Company's commercial paper program. This transaction was accounted for as a purchase and, accordingly, the T&G has been included in the Company's Condensed Consolidated Financial Statements (as of January 7, 2000). A portion of the purchase price was allocated to goodwill ($163.2 million), a portion to other intangibles ($100.5 million) (principally advertising and subscriber relationships) and the remainder to other assets acquired net of liabilities assumed. The amount allocated to goodwill will be amortized over a 40-year period and the amount allocated to other intangibles will be amortized over an average of 19 years. The purchase price allocation is preliminary and further adjustments are possible based on the completion of a final valuation. If this acquisition had occurred in the beginning of 1999, it would not have had a material impact on the results of operations for periods presented herein.

      On February 17, 2000, the Company made a decision to offer for sale the Santa Barbara News-Press in Santa Barbara, Calif., the Daily World in Opelousas, La., the Daily News in Palatka, Fla., the Lake City Reporter in Lake City, Fla., The News-Sun in Sebring/Avon Park, Fla., The News-Leader in Fernandina Beach, Fla., the Marco Island Eagle in Marco Island, Fla., and the operations of all nine of its telephone directories, which were a part of the Regional Newspaper Group. The net assets of these newspapers and telephone directory operations have been included in the caption "Assets held for sale" in the Company's Condensed Consolidated Balance Sheets at their carrying value of $36.6 million at June 25, 2000, and $37.8 million at December 26, 1999. The sales are expected to be completed by December 31, 2000. The operations of these newspapers and telephone directories are not material to the Company.

      On June 26, 2000, the Company agreed to sell to TransWestern Publishing Company, LLC, all nine telephone directories. This transaction closed on July 18, 2000. On July 7, 2000, the Company agreed to sell the Santa Barbara News-Press to Ampersand Publishing, LLC. This sale, which is subject to regulatory approval, is expected to close in the third quarter of 2000.

4. Income Taxes

      Reconciliations between the effective rate on income before income taxes and the federal statutory rate are as follows:

                                                                      Three Months Ended                Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                          June 25, 2000        June 27, 1999     June 25, 2000     June 27, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                  % of                 % of                % of               % of
(Dollars in thousands)                                  Amount   Pre-tax    Amount    Pre-tax   Amount    Pre-tax   Amount   Pre-tax
------------------------------------------------------------------------------------------------------------------------------------
Tax at the federal statutory rate .................   $  61,009   35.0%   $  50,850    35.0%   $ 111,135   35.0%   $  88,492  35.0%

State and local income taxes-net of federal benefit       8,572    4.9%       8,378     5.8%      16,266    5.1%      15,045   6.0%

Amortization of nondeductible intangible
assets acquired ...................................       3,156    1.8%       2,594     1.8%       5,734    1.8%       4,572   1.8%

Other-net .........................................        (165)  -0.1%          --      --         (408)  -0.1%        (149) -0.1%
                                                      ------------------------------------------------------------------------------

Income tax expense ................................   $  72,572   41.6%   $  61,822    42.6%   $ 132,727   41.8%   $ 107,960  42.7%
                                                      ==============================================================================

5. Debt Obligations

      In June 2000 total available funds under revolving credit agreements were increased to $600.0 million from $400.0 million. The Company's one-year agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2001. The Company's multi-year agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2005.

      The revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Approximately $356.7 million of stockholders' equity was unrestricted under these agreements as of June 25, 2000, and $509.2 million was unrestricted at December 26, 1999. The decline in the level of unrestricted stockholders' equity was primarily due to stock repurchases.

      As of June 25, 2000, the amount outstanding under the Company's commercial paper program, which is supported by these revolving credit agreements, was $363.5 million. The amount available under these facilities was $236.5 million as of June 25, 2000. No amounts were outstanding under the Company's revolving credit agreements as of June 25, 2000.

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

      As of June 25, 2000, and December 26, 1999, the Company had outstanding $1.0 billion and $701.2 million in total debt including commercial paper and capital leases. The increase is primarily attributable to higher levels of commercial paper outstanding. On April 28, 2000, the Company repaid $100.0 million due on its six and one-half year senior notes. The remainder of the Company's debt and capital leases generally mature between March 2003 and March 2025.

6. Stock Repurchase Program

      During the first six months of 2000, the Company repurchased 6.6 million shares of Class A Common Stock at a cost of $279.2 million. The average price of these repurchases was $42 per share. As of August 4, 2000, the remaining amount of repurchase authorization from the Company's Board of Directors was $97.7 million.

7. Voluntary Staff Reductions

      No charges for work force reductions were recorded for the first six months of 2000 or for the first quarter of 1999. A $4.0 million work force reduction charge was recorded in the second quarter of 1999. Work force reduction accruals are included in "Accrued expenses" on the Company's Condensed Consolidated Balance Sheets and amounted to $10.8 million at June 25, 2000, and $20.0 million at December 26, 1999. Most of the accruals outstanding at June 25, 2000, will be paid within one year.

8. Comprehensive Income

      Comprehensive income for the Company principally includes unrealized gains/(losses) on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," foreign currency translation adjustments, as well as net income reported in the Company's Condensed Consolidated Statements of Income.

Comprehensive income for 2000 and 1999 was as follows:

            ------------------------------------------------------------------------------------------------------------------------
                                                                                Three Months Ended              Six Months Ended
            ------------------------------------------------------------------------------------------------------------------------
                                                                              June 25,       June 27,       June 25,       June 27,
            (Dollars in thousands)                                                2000           1999           2000           1999
            ------------------------------------------------------------------------------------------------------------------------
            Net Income                                                       $ 101,738      $  83,463      $ 184,801      $ 144,873
            Foreign currency translation gains                                   1,127            825            888          1,443
            Change in unrealized (losses)/gains on marketable securities        (8,539)        24,968        (15,768)        24,968

            Income tax benefit/(charge)                                          4,035        (11,587)         7,268        (11,852)
            ------------------------------------------------------------------------------------------------------------------------
            Comprehensive income                                             $  98,361      $  97,669      $ 177,189      $ 159,432
            ------------------------------------------------------------------------------------------------------------------------

      The Accumulated other comprehensive (loss) income on the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $4.7 million as of June 25, 2000, and net of a deferred income tax liability of $2.6 million as of December 26, 1999.

9. Dividend Rate Increase

      On April 27, 2000, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on its Class A and Class B Common Stock from $.105 per share to $.115 per share, effective with the June 2000 dividend.

10. Segment Statements of Income

      -----------------------------------------------------------------------------------------------------
                                                   Three Months Ended                 Six Months Ended
      -----------------------------------------------------------------------------------------------------
                                                June 25,         June 27,         June 25,         June 27,
      (Dollars in thousands)                        2000             1999             2000             1999
      -----------------------------------------------------------------------------------------------------
      REVENUES
      Newspapers .......................     $   798,203      $   701,900      $ 1,568,808      $ 1,377,060
      Broadcast ........................          41,322           40,804           75,673           73,897
      Magazines ........................          35,583           32,584           64,491           60,299
      New York Times Digital ...........          13,464            5,009           25,033            8,832
      Intersegment eliminations (A)               (2,984)            (912)          (5,485)          (1,645)
                                             --------------------------------------------------------------
      Total ............................     $   885,588      $   779,385      $ 1,728,520      $ 1,518,443
                                             ==============================================================

      OPERATING PROFIT (LOSS)
      Newspapers .......................     $   187,673      $   148,568      $   350,742      $   265,968
      Broadcast ........................          13,625           14,705           21,010           21,691
      Magazines ........................           9,592            8,191           14,097           12,722
      New York Times Digital ...........         (15,472)          (4,619)         (25,521)          (9,719)
      Unallocated corporate expensess...          (9,540)         (11,984)         (19,517)         (20,560)
                                             --------------------------------------------------------------
      Total ............................         185,878          154,861          340,811          270,102

      Income from joint ventures .......           3,622            3,265            7,249            7,468
      Interest expense, net ............          15,190           12,841           30,532           24,737
                                             --------------------------------------------------------------
      Income before income taxes .......         174,310          145,285          317,528          252,833
      Income taxes .....................          72,572           61,822          132,727          107,960
                                             --------------------------------------------------------------
      NET INCOME .......................     $   101,738      $    83,463      $ 184,801 $          144,873
                                             ==============================================================

      See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable operating segments.

(A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

11. Consolidating Information

      Below is the consolidating financial information of the NYT group and the NYTD group. The financial information reflects the businesses of the NYT group and the NYTD group, including the allocation of revenues and expenses between the NYT group and the NYTD group in accordance with the Company's allocation policies. The NYT group presented below excludes its retained interest in the NYTD group, which is currently 100%. This retained interest will decline upon any issuance of Class C Stock.

      The allocations are as follows: a) Inter-group advertising revenues between the NYT and NYTD groups, b) a portion of classified advertising revenues from the NYT group to the NYTD group, c) license fees charged by the NYT group to the NYTD group for the electronic use of the trademarks and copyrights owned by the NYT group, d) a portion of NYT group expenses for general and administrative services and shared processing services from the NYT group to the NYTD group. Additionally, the income tax benefit relating to the operations of the NYTD group, which could be utilized on a consolidated basis, were allocated to the NYTD group. The Company believes that the aforementioned allocations were made on a reasonable basis.

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                               Three Months Ended June 25, 2000            Three Months Ended June 27, 1999
-------------------------------------------------------------------------------------  --------------------------------------------
                                                                            The New                                       The New
                                        The NYT    The NYTD     Elimina-   York Times  The NYT     The NYTD    Elimina-  York Times
(In thousands)                           Group       Group        tions     Company     Group        Group      tions      Company
-------------------------------------------------------------------------------------  --------------------------------------------
REVENUES
External non-internet revenues       $   872,057   $      --   $      --   $ 872,057  $ 773,835    $      --   $    --    $ 773,835
External internet revenues                   785      12,746          --      13,531        541        5,009        --        5,550
Inter-group revenue                        2,266         718      (2,984)         --        912           --      (912)          --
-------------------------------------------------------------------------------------  --------------------------------------------
Total                                    875,108      13,464      (2,984)    885,588    775,288        5,009      (912)     779,385
-------------------------------------------------------------------------------------  --------------------------------------------
COSTS AND EXPENSES
Production costs:
  External expenses                      357,878       7,093          --     364,971    342,822        3,723        --      346,545
  Inter-group expense                        219       1,310      (1,529)         --         --          912      (912)          --
Selling, general and administrative
  expenses:
  External expenses                      315,572      19,167          --     334,739    273,564        4,415        --      277,979
  Inter-group allocated expenses              89       1,366      (1,455)         --       (578)         578        --           --
-------------------------------------------------------------------------------------  --------------------------------------------
Total                                    673,758      28,936      (2,984)    699,710    615,808        9,628      (912)     624,524
-------------------------------------------------------------------------------------  --------------------------------------------
OPERATING PROFIT (LOSS)                  201,350     (15,472)         --     185,878    159,480       (4,619)       --      154,861
Income from joint ventures                 3,622          --          --       3,622      3,265           --        --        3,265
Interest expense, net                     15,048         142          --      15,190     12,841           --        --       12,841
-------------------------------------------------------------------------------------  --------------------------------------------
Income (loss) before income taxes        189,924     (15,614)         --     174,310    149,904       (4,619)       --      145,285
-------------------------------------------------------------------------------------  --------------------------------------------
Income tax expense (benefit)              79,130      (6,558)         --      72,572     63,804       (1,982)       --       61,822
-------------------------------------------------------------------------------------  --------------------------------------------
NET INCOME/(LOSS)                    $   110,794   $  (9,056)  $      --   $ 101,738  $  86,100    $  (2,637)  $    --    $  83,463

                                                 Six Months Ended June 25, 2000             Six Months Ended June 27, 1999
-------------------------------------------------------------------------------------  --------------------------------------------
                                                                            The New                                       The New
                                        The NYT    The NYTD     Elimina-   York Times  The NYT     The NYTD    Elimina-  York Times
(In thousands)                           Group       Group        tions     Company     Group        Group      tions     Company
-------------------------------------------------------------------------------------  --------------------------------------------
REVENUES
External non-internet revenues      $ 1,703,513   $      --   $     --   $ 1,703,513  $1,508,597    $     --   $     --  $1,508,597
External internet revenues                1,502      23,505         --        25,007       1,014       8,832         --       9,846
Inter-group revenue                       3,957       1,528     (5,485)           --       1,645          --     (1,645)         --
-------------------------------------------------------------------------------------  --------------------------------------------
Total                                 1,708,972      25,033     (5,485)    1,728,520   1,511,256       8,832     (1,645)  1,518,443
-------------------------------------------------------------------------------------  --------------------------------------------
COSTS AND EXPENSES
Production costs:
  External expenses                     712,608      13,124         --       725,732     682,648       7,021         --     689,669
  Inter-group expense                       433       2,340     (2,773)           --          --       1,645     (1,645)         --
Selling, general and administrative
    expenses:
  External expenses                     629,324      32,653         --       661,977     549,946       8,726         --     558,672
  Inter-group allocated expenses            275       2,437     (2,712)           --      (1,159)      1,159         --          --
-------------------------------------------------------------------------------------  --------------------------------------------
Total                                 1,342,640      50,554     (5,485)    1,387,709   1,231,435      18,551     (1,645)  1,248,341
-------------------------------------------------------------------------------------  --------------------------------------------
OPERATING PROFIT (LOSS)                 366,332     (25,521)        --       340,811     279,821      (9,719)        --     270,102
Income from joint ventures                7,249          --         --         7,249       7,468          --         --       7,468
Interest expense, net                    30,390         142         --        30,532      24,737          --         --      24,737
-------------------------------------------------------------------------------------  --------------------------------------------
Income (loss) before income taxes       343,191     (25,663)        --       317,528     262,552      (9,719)        --     252,833
-------------------------------------------------------------------------------------  --------------------------------------------
Income tax expense (benefit)            143,505     (10,778)        --       132,727     112,130      (4,170)        --     107,960
-------------------------------------------------------------------------------------  --------------------------------------------
NET INCOME/(LOSS)                   $   199,686   $ (14,885)  $     --   $   184,801  $  150,422    $ (5,549)  $     --  $  144,873
-------------------------------------------------------------------------------------  --------------------------------------------

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                June 25, 2000                                         December 26, 1999
                              -------------------------------------------------     ------------------------------------------------
                                                      Reclassifi-      The New                              Reclassifi-    The New
                                The NYT    The NYTD     cations/     York Times      The NYT     The NYTD     cations/    York Times
(In thousands)                   Group       Group    Eliminations     Company        Group        Group    Eliminations   Company
-------------------------------------------------------------------------------     ------------------------------------------------
ASSETS
Current assets                $  588,595   $   8,872   $      --     $  597,467     $  605,350   $   9,558   $      --   $  614,908
Investments in joint
  ventures                       121,216          --          --        121,216        121,940          --          --      121,940
Funds allocated to the
    NYTD group, net               46,363          --     (46,363)            --         80,440          --     (80,440)          --
Property plant
  & equipment, net             1,204,955      11,520          --      1,216,475      1,208,601       9,795          --    1,218,396
Intangible assets
  acquired, net                1,505,895      25,761          --      1,531,656      1,276,134      28,884          --    1,305,018

Miscellaneous assets             239,663       1,200          --        240,863        235,052         488          --      235,540
-------------------------------------------------------------------------------     ------------------------------------------------
Total                         $3,706,687   $  47,353   $ (46,363)    $3,707,677     $3,527,517   $  48,725   $ (80,440)  $3,495,802
-------------------------------------------------------------------------------     ------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities           $  918,351   $  20,370   $      --     $  938,721     $  660,978   $  12,536   $      --   $  673,514

Other liabilities              1,385,035      41,513          --      1,426,548      1,371,873       1,757          --    1,373,630
Funds allocated from the
  NYT group, net                      --      46,363     (46,363)            --             --      80,440     (80,440)          --

Common stock                      17,987          --          --         17,987         17,882          --          --       17,882

Additional paid-in capital        27,055          --          --         27,055             --          --          --           --
Retained earnings
  (accumulated losses)         1,813,712     (60,893)         --      1,752,819      1,646,751     (46,008)         --    1,600,743
Common stock held
  in treasury, at cost,
  and other                     (455,453)         --          --       (455,453)      (169,967)         --          --     (169,967)
-------------------------------------------------------------------------------     ------------------------------------------------
Total                         $3,706,687   $  47,353   $ (46,363)    $3,707,677     $3,527,517   $  48,725   $ (80,440)  $3,495,802
-------------------------------------------------------------------------------     ------------------------------------------------

SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATING BALANCE SHEETS

FUNDS ALLOCATED TO/FROM THE NYTD GROUP

                                                                               Debt            Funds
                                                              Funds          proceeds        allocated
                                                            allocated      advanced to      to/from the
                                                          from the NYT       the NYT         NYT group,
       (In thousands)                                         group           group             net
                                                          ---------------------------------------------
      Balance at December 26, 1999 .................        $ 80,440        $     --         $ 80,440

         Funds allocated from the NYT group ........           2,446           3,477            5,923

         Debt proceeds advanced to the NYT group (A)              --         (40,000)         (40,000)
                                                          ---------------------------------------------
      Balance at June 25, 2000 .....................        $ 82,886        $(36,523)        $ 46,363
                                                          ===========================================

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

The advertising credits will be recorded on the NYTD group's financial statements as they are committed to independent third parties. The fair market value of what is received or the value of the advertising given up, whichever is more readily determinable, will be recorded as an asset with a corresponding amount recorded as funds allocated from the NYT group to the NYTD group, in the NYTD group's financial statements. As of June 25, 2000, none of the advertising credits have been utilized.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                         Six Months Ended June 25, 2000                     Six Months Ended June 27, 1999
                                  ---------------------------------------------    -----------------------------------------------
                                                                       The New                                           The New
                                   The NYT     The NYTD   Elimina-   York Times     The NYT    The NYTD      Elimina-   York Times
(In thousands)                      Group       Group      tions       Company       Group       Group        tions      Company
-------------------------------------------------------------------------------    -----------------------------------------------
OPERATING ACTIVITIES

Net cash provided by/(used in)
  operating activities            $ 300,191   $  (1,051)  $     --    $ 299,140    $ 228,080   $     210     $    --    $ 228,290
-------------------------------------------------------------------------------    -----------------------------------------------

INVESTING ACTIVITIES

Additions to property, plant
  and equipment                     (24,246)     (3,911)        --      (28,157)     (28,053)     (1,238)         --      (29,291)
Business acquired                  (296,278)         --         --     (296,278)          --          --          --           --
Net proceeds from dispositions           --          --         --           --       11,434          --          --       11,434
Other-net                            (9,634)         --         --       (9,634)     (10,238)         --          --      (10,238)
-------------------------------------------------------------------------------    -----------------------------------------------
Net cash used in investing
  activities                       (330,158)     (3,911)        --     (334,069)     (26,857)     (1,238)         --      (28,095)
-------------------------------------------------------------------------------    -----------------------------------------------

FINANCING ACTIVITIES

Commercial paper borrowings         363,480          --         --      363,480       82,530          --          --       82,530
Long-term debt
   Proceeds                              --      40,000         --       40,000           --          --          --           --
   Payments                        (100,850)       (583)        --     (101,433)        (684)         --          --         (684)
Capital shares
  Issuances                          23,329          --         --       23,329        7,447          --          --        7,447
  Repurchases                      (279,160)         --         --     (279,160)    (257,965)         --          --     (257,965)
Dividends paid to stockholders      (37,599)         --         --      (37,599)     (35,602)         --          --      (35,602)
Funds allocated between the NYT
   group and the NYTD group, net     34,569     (34,569)        --           --         (807)        807          --           --
-------------------------------------------------------------------------------    -----------------------------------------------
Net cash provided by/(used in)
   financing activities               3,769       4,848         --        8,617     (205,081)        807          --     (204,274)
-------------------------------------------------------------------------------    -----------------------------------------------

Net (decrease) increase in cash
  and short-term investments        (26,198)       (114)        --      (26,312)      (3,858)       (221)         --       (4,079)
Cash and cash equivalents
  at the beginning of the year       63,677         184         --       63,861       35,950          41          --       35,991
-------------------------------------------------------------------------------    -----------------------------------------------

Cash and cash equivalents
  at the end of the quarter       $  37,479   $      70   $     --    $  37,549    $  32,092   $    (180)    $    --    $  31,912
-------------------------------------------------------------------------------    -----------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Advertising revenues accounted for approximately 74% and circulation revenues accounted for 21% of the Company's revenues in the second quarter and for the first six months of 2000. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters when economic activity tends to be lower after the holiday season and in the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

      Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices began increasing in the second quarter of 2000 over 1999 levels and for the remainder of the year are expected to continue to rise over 1999 levels.

      The Company's consolidated financial results for the quarter and six months ended June 25, 2000, compared with the quarter and six months ended June 27, 1999, were as follows:

      ---------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                 Six Months Ended
      ---------------------------------------------------------------------------------------------------------------------------
                                                             June 25,    June 27,                June 25,     June 27,
      (Dollars in thousands, except per share data)              2000        1999    % Change        2000         1999   % Change
      ---------------------------------------------------------------------------------------------------------------------------
      Revenues                                               $885,588    $779,385      13.6%   $1,728,520   $1,518,443     13.8%
      ---------------------------------------------------------------------------------------------------------------------------
      Operating profit                                       $185,878    $154,861      20.0%   $  340,811   $  270,102     26.2%
      ---------------------------------------------------------------------------------------------------------------------------
      Net Income before special items                        $101,738    $ 85,755      18.6%   $  184,801   $  147,165     25.6%

      Special items                                                --      (2,292)      N/A            --       (2,292)     N/A
      ---------------------------------------------------------------------------------------------------------------------------
      Net Income                                             $101,738    $ 83,463      21.9%   $  184,801   $  144,873     27.6%
      ---------------------------------------------------------------------------------------------------------------------------
      Diluted earnings per share:                            $   0.59    $   0.48      22.9%   $     1.06   $     0.81     30.9%
      Net Income before special items
      Special items                                                --       (0.01)      N/A            --        (0.01)     N/A
      ---------------------------------------------------------------------------------------------------------------------------
      Diluted earnings per share                             $   0.59    $   0.47      25.5%   $     1.06   $     0.80     32.5%
      ---------------------------------------------------------------------------------------------------------------------------

      The 2000 second-quarter net income increased 18.6% compared with the second quarter of 1999, excluding special items. For the first six months of 2000, net income increased 25.6% compared with the first six months of 1999, excluding special items.

      Including special items, the 2000 second-quarter net income increased 21.9% compared with the second quarter of 1999. For the first six months of 2000 net income, including special items, increased 27.6% compared with the first six months of 1999.

      Revenues for the second quarter of 2000 were $885.6 million, a 13.6% increase over 1999 second-quarter revenues of $779.4 million. Revenues for the first six months of 2000 were $1,728.5 million, a 13.8% increase from $1,518.4 million for the same period in 1999. Excluding revenues from the Worcester Telegram & Gazette (T&G), which was acquired on January 7, 2000, total revenues in the second quarter of 2000 grew 10.9% and advertising revenues grew 14.3% over the second quarter of 1999. In the first six months of 2000 total revenues grew 11.3% and advertising revenues grew 14.9% compared with the same period a year ago, excluding the T&G. The increase was primarily due to strong national and help-wanted advertising at the Newspaper Group with the largest increases at The New York Times and The Boston Globe.

      Operating profit in the second quarter of 2000 increased 17.0% to $185.9 million from $158.9 million, excluding special items. On the same basis, operating profit for the first half of the year rose 24.3% to $340.8 million from $274.1 million in the corresponding period of 1999. The operating profit increases were principally from strong revenue growth.

      Operating profit increased to 20.0% in the second quarter of 2000 including special items. On the same basis, for the first six months of 2000 operating profit increased 26.2% from the corresponding period of 1999.

      There were no special items in the first half of 2000 or in the first quarter of 1999. Special items in the second quarter of 1999 included a $4.0 million pre-tax charge ($.01 diluted earnings per share) for work force reduction expenses at The Boston Globe.

      Excluding special items, EBITDA (earnings before interest, taxes, depreciation and amortization) in the second quarter of 2000 rose to $241.9 million from $210.7 million in the 1999 second quarter. On the same basis, EBITDA for the first six months of 2000 was $452.2 million compared with $378.7 million in the same period of 1999. EBITDA in the 2000 second quarter rose to $241.9 million from $206.7 million in the second quarter of 1999, including special items. On the same basis, EBITDA for the first six months of 2000 was $452.2 million compared with $374.7 million in the same period of 1999.

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

      Consolidated operating expenses for the second quarter and first half of 2000 and 1999 were as follows:

      ----------------------------------------------------------------------------------------------------
                                             Three Months Ended                   Six Months Ended
      ----------------------------------------------------------------------------------------------------
                                     June 25,     June 27,                 June 25,     June 27,
      (Dollars in thousands)             2000         1999   % Change          2000         1999  % Change
      ----------------------------------------------------------------------------------------------------
      Production costs
         Raw materials             $   87,915   $   82,468      6.6%     $  173,504   $  169,760     2.2%
         Wages and benefits           163,950      159,173      3.0%        329,407      310,395     6.1%
         Other                        113,106      104,904      7.8%        222,821      209,514     6.4%
      ----------------------------------------------------------------------------------------------------
      Total production costs          364,971      346,545      5.3%        725,732      689,669     5.2%

      Selling, general and
         administrative expenses      334,739      277,979     20.4%        661,977      558,672    18.5%
      ----------------------------------------------------------------------------------------------------
      Total expenses               $  699,710   $  624,524     12.0%     $1,387,709   $1,248,341    11.2%
      ----------------------------------------------------------------------------------------------------

      Production costs for the second quarter of 2000 increased 5.3% from the second quarter of 1999 and for the first six months of 2000 production costs increased 5.2% from the comparable period in 1999. Excluding the T&G, production costs for the second quarter and for the first six months of 2000 increased 2.9% and 3.0%.

      In the second quarter of 2000, the Company's newsprint expense rose 4.6% compared with the 1999 second quarter, excluding the T&G. Of this increase, 0.6% resulted from an increase in the average cost of newsprint and 4.0% resulted from an increase in consumption. For the first six months of 2000 compared with the first six months of 1999, excluding the T&G, the Company's newsprint expense declined by 0.8%. This decline resulted from a decrease in the average cost of newsprint of 5.8%, offset by an increase in consumption of 5.0%.

      Selling, general and administrative expenses ("SGA expenses") in the second quarter and the first six months of 2000 increased 20.4% and 18.5%, compared with the corresponding periods in the prior year. Excluding the T&G, SGA expenses increased 17.2% and 15.4% for the same periods. The higher level of SGA expenses, excluding the addition of the T&G, is partly attributable to the continuing national expansion of The New York Times newspaper, increased costs for the expansion of New York Times Digital and higher incentive pay linked to strong performance. SGA expenses for the second quarter and the first six months of 1999 include a $4.0 million work force reduction charge for The Boston Globe.

      The Company currently expects growth in its total expenses, excluding the effects of newsprint, New York Times Digital and the T&G, to be in the range of four to six percent for 2000.

Other Items

      Interest expense-net increased to $15.2 million in the 2000 second quarter and $30.5 million in the first six months of 2000 compared with $12.8 million and $24.7 million in the comparable 1999 periods principally due to additional borrowings to fund the purchase of the T&G and the Company's share repurchase program.

      The effective income tax rate for the second quarter of 2000 was 41.6% compared with 42.6% in the 1999 second quarter. For the first six months of 2000 the effective income tax rate was 41.8% compared with 42.7% in the first six months of 1999. The decreases for both the quarter and for the first six months of 2000 were primarily due to lower state and local income taxes.

      Consolidated revenues, EBITDA, depreciation and amortization and operating profit by business segment were as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                           Six Months Ended
                                    ------------------------------------------------------------------------------------------
                                       June 25,          June 27,                      June 25,          June 27,
(Dollars in thousands)                     2000              1999     % Change             2000              1999     % Change
------------------------------------------------------------------------------------------------------------------------------
REVENUES

Newspapers ...................      $   798,203       $   701,900        13.7%      $ 1,568,808       $ 1,377,060        13.9%
Broadcast ....................           41,322            40,804         1.3%           75,673            73,897         2.4%
Magazines ....................           35,583            32,584         9.2%           64,491            60,299         7.0%
New York Times Digital .......           13,464             5,009       168.8%           25,033             8,832       183.4%
Intersegment eliminations (A)            (2,984)             (912)      -227.2%          (5,485          )(1,645)      -233.4%
                                    ------------------------------------------------------------------------------------------
   Total .....................      $   885,588       $   779,385        13.6%      $ 1,728,520       $ 1,518,443        13.8%
                                    ==========================================================================================

EBITDA

Newspapers ...................      $   229,727       $   189,303        21.4%      $   434,692       $   347,586        25.1%
Broadcast ....................           17,926            19,068       -6.0%            29,612            30,423        -2.7%
Magazines ....................            9,911             8,555        15.9%           14,745            13,434         9.8%
New York Times Digital .......          (12,594)           (4,318)      -191.7%         (20,226)           (9,117)     -121.9%
Unallocated corporate expenses           (6,745)           (9,227)       26.9%          (14,000)          (15,311)        8.6%
Joint ventures ...............            3,710             3,353        10.7%            7,337             7,644        -4.0%
                                    ------------------------------------------------------------------------------------------
   Total .....................      $   241,935       $   206,734        17.0%      $   452,160       $   374,659        20.7%
                                    ==========================================================================================

DEPRECIATION AND AMORTIZATION

Newspapers ...................      $    42,054       $    40,735         3.2%      $    83,950       $    81,616         2.9%
Broadcast ....................            4,301             4,362       -1.4%             8,602             8,732        -1.5%
Magazines ....................              318               364       -12.6%              648               712        -9.0%
New York Times Digital .......            2,878               301       856.2%            5,296               603       778.3%
Corporate ....................            2,795             2,756         1.4%            5,428             5,051         7.5%
Joint ventures ...............               88                88         N/A               175               175          N/A
                                    ------------------------------------------------------------------------------------------
   Total .....................      $    52,434       $    48,606         7.9%      $   104,099       $    96,889         7.4%
                                    ==========================================================================================

OPERATING PROFIT (LOSS)

Newspapers ...................      $   187,673       $   148,568        26.3%      $   350,742       $   265,968        31.9%
Broadcast ....................           13,625            14,705       -7.3%            21,010            21,691        -3.1%
Magazines ....................            9,592             8,191        17.1%           14,097            12,722        10.8%
New York Times Digital .......          (15,472)           (4,619)      -235.0%         (25,521)           (9,719)     -162.6%
Unallocated corporate expenses           (9,540)          (11,984)       20.4%          (19,517)          (20,560)        5.1%
                                    ------------------------------------------------------------------------------------------
   Total .....................      $   185,878       $   154,861        20.0%      $   340,811       $   270,102        26.2%
                                    ==========================================================================================

(A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

Newspaper Group: The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 22 other newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of the New York Times databases and microfilm.

      -----------------------------------------------------------------------------------------------------------
                                              Three Months Ended                     Six Months Ended
                                 --------------------------------------------------------------------------------
                                   June 25,        June 27,                   June 25,        June 27,
      (Dollars in thousands)           2000            1999     % Change          2000            1999   % Change
      -----------------------------------------------------------------------------------------------------------
      Revenues                   $  798,203      $  701,900        13.7%    $1,568,808      $1,377,060      13.9%
      -----------------------------------------------------------------------------------------------------------
      EBITDA                     $  229,727      $  189,303        21.4%    $  434,692      $  347,586      25.1%
      -----------------------------------------------------------------------------------------------------------
      Operating profit           $  187,673      $  148,568        26.3%    $  350,742      $  265,968      31.9%
      -----------------------------------------------------------------------------------------------------------

      Total Newspaper Group revenues in the second quarter and the first six months of 2000 increased 13.7% and 13.9%, over the comparable periods in 1999. Excluding the T&G, total Newspaper Group revenues increased 10.7% and 11.2% for the quarter and the first six months of 2000. Performance was strongest at The Times and The Globe where advertising revenues increased 16.5% and 14.8% for the second quarter of 2000 and 18.2% and 14.1% in the first six months of 2000. Both newspapers benefited from increased national and help-wanted advertising.

      Second-quarter operating profit for the Newspaper Group increased 23.0% compared to the 1999 second quarter, excluding special items. For the first half of the year, operating profit increased 29.9% from the comparable 1999 period, excluding special items. Excluding the T&G, total Newspaper Group operating profit increased 23.8% and 29.7% for the second quarter and the first six months of 2000.

      The Company currently expects advertising revenue growth in the Newspaper Group, excluding the T&G, to be in the range of seven to nine percent for 2000.

      Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                            Six Months Ended
                                             -------------------------------------  -------------------------------------
                                               June 25,        June 27,               June 25,        June 27,
(Dollars in thousands)                             2000            1999   % Change        2000            1999   % Change
----------------------------------------------------------------------------------  -------------------------------------
The New York Times
    Advertising                              $  337,731      $  289,878      16.5%  $  665,578      $  563,307      18.2%
    Circulation                                 117,123         114,148       2.6%     234,251         227,594       2.9%
    Other                                        36,873          33,993       8.5%      73,064          68,415       6.8%
----------------------------------------------------------------------------------  -------------------------------------
    Total                                    $  491,727      $  438,019      12.3%  $  972,893      $  859,316      13.2%
----------------------------------------------------------------------------------  -------------------------------------
New England Newspaper Group
     The Boston Globe
     Advertising                             $  132,043      $  115,013      14.8%  $  253,529      $  222,266      14.1%
     Circulation                                 33,057          33,578      -1.6%      65,785          65,904      -0.2%
     Other                                        2,997           2,448      22.4%       5,578           4,763      17.1%
----------------------------------------------------------------------------------  -------------------------------------
     Subtotal                                $  168,097      $  151,039      11.3%  $  324,892      $  292,933      10.9%
----------------------------------------------------------------------------------  -------------------------------------
     Worcester Telegram & Gazette
     Advertising                             $   15,851             N/A       N/A   $   28,357             N/A       N/A
     Circulation                                  4,943             N/A       N/A        9,339             N/A       N/A
     Other                                          287             N/A       N/A          468             N/A       N/A
----------------------------------------------------------------------------------  -------------------------------------
     Subtotal                                $   21,081             N/A       N/A   $   38,164             N/A       N/A
----------------------------------------------------------------------------------  -------------------------------------
Total New England Newspaper
  Group
    Advertising                              $  147,894      $  115,013      28.6%  $  281,886      $  222,266      26.8%
    Circulation                                  38,000          33,578      13.2%      75,124          65,904      14.0%
    Other                                         3,284           2,448      34.1%       6,046           4,763      26.9%
----------------------------------------------------------------------------------  -------------------------------------
    Total                                    $  189,178      $  151,039      25.3%  $  363,056      $  292,933      23.9%
----------------------------------------------------------------------------------  -------------------------------------
Regional Newspapers
    Advertising                              $   94,328      $   89,767       5.1%  $  185,447      $  177,658       4.4%
    Circulation                                  18,913          19,112      -1.0%      39,199          39,347      -0.4%
    Other                                         4,057           3,963       2.4%       8,213           7,806       5.2%
----------------------------------------------------------------------------------  -------------------------------------
    Total                                    $  117,298      $  112,842       3.9%  $  232,859      $  224,811       3.6%
----------------------------------------------------------------------------------  -------------------------------------
Total Newspaper Group
    Advertising                              $  579,953      $  494,658      17.2%  $1,132,911      $  963,231      17.6%
    Circulation                                 174,036         166,838       4.3%     348,574         332,845       4.7%
    Other                                        44,214          40,404       9.4%      87,323          80,984       7.8%
----------------------------------------------------------------------------------  -------------------------------------
    Total                                    $  798,203      $  701,900      13.7%  $1,568,808      $1,377,060      13.9%
----------------------------------------------------------------------------------  -------------------------------------

Advertising volume was as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended                Six Months Ended
                                                             --------------------------------------------------------------------
(Inches in thousands, preprints in thousands of copies)      June 25,     June 27,                June 25,    June 27,
                                                                 2000         1999   % Change         2000        1999   % Change
---------------------------------------------------------------------------------------------------------------------------------
The New York Times
    Retail                                                      142.7        137.1       4.1%        268.1       262.2       2.3%
    National                                                    426.5        380.5      12.1%        837.4       731.5      14.5%
    Classified                                                  255.0        260.3      -2.0%        506.9       513.1      -1.2%
    Zoned                                                       275.5        279.9      -1.6%        523.2       505.9       3.4%
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                     1,099.7      1,057.8       4.0%      2,135.6     2,012.7       6.1%
---------------------------------------------------------------------------------------------------------------------------------
    Preprints                                                 104,760       96,547       8.5%      203,015     193,056       5.2%
---------------------------------------------------------------------------------------------------------------------------------
New England Newspaper Group
    The Boston Globe
    Retail                                                      156.0        156.7      -0.5%        281.4       295.3      -4.7%
    National                                                    210.1        180.9      16.2%        401.6       354.1      13.4%
    Classified                                                  358.1        357.3       0.2%        703.6       694.7       1.3%
    Zoned                                                        71.6         75.1      -4.5%        127.8       130.8      -2.2%
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                       795.8        770.0       3.4%      1,514.4     1,474.9       2.7%
---------------------------------------------------------------------------------------------------------------------------------
    Preprints                                                 199,536      190,836       4.6%      385,041    377,198        2.1%
---------------------------------------------------------------------------------------------------------------------------------
    Worcester Telegram & Gazette
    Retail                                                       86.9          N/A        N/A        150.5         N/A        N/A
    National                                                     23.1          N/A        N/A         35.4         N/A        N/A
    Classified                                                  144.4          N/A        N/A        270.5         N/A        N/A
    Zoned                                                       145.1          N/A        N/A        243.0         N/A        N/A
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                       399.5          N/A        N/A        699.4         N/A        N/A
---------------------------------------------------------------------------------------------------------------------------------
    Preprints                                                  49,637          N/A        N/A       91,884         N/A        N/A
---------------------------------------------------------------------------------------------------------------------------------
Regional Newspapers
    Retail                                                    1,834.7      1,857.2      -1.2%      3,653.8     3,706.0      -1.4%
    National                                                     76.4         72.4       5.5%        149.0       140.9       5.8%
    Classified                                                2,053.7      2,037.0       0.8%      4,023.2     3,954.8       1.7%
    Legal                                                       248.3        189.4      31.1%        334.3       273.4      22.3%
---------------------------------------------------------------------------------------------------------------------------------
    Total                                                     4,213.1      4,156.0       1.4%      8,160.3     8,075.1       1.1%
---------------------------------------------------------------------------------------------------------------------------------
    Preprints                                                 279,327      269,634       3.6%      552,977     539,856       2.4%
---------------------------------------------------------------------------------------------------------------------------------

Average circulation for The Times, The Globe, the T&G and the Regional Newspapers (excluding non-dailies) for the quarter and six months ended June 25, 2000, compared with the second quarter and six months ended June 27, 1999, was as follows:

           ------------------------------------------------------------------------------------
                                                                Three Months Ended
                                                                  June 25, 2000
           ------------------------------------------------------------------------------------
           (Copies in thousands)                  Weekday      % Change    Sunday      % Change
           ------------------------------------------------------------------------------------
           Average Net Paid Circulation
           The New York Times                     1,093.7        -0.8%    1,689.4          1.1%
           New England Newspaper Group
               The Boston Globe                     461.6        -0.1%      714.9         -1.1%
               Worcester Telegram & Gazette         105.9          N/A      130.1           N/A
           Regional Newspapers                      710.0        -2.0%      751.9         -1.8%
           ------------------------------------------------------------------------------------

           ------------------------------------------------------------------------------------
                                                                Six Months Ended
                                                                  June 25, 2000
           ------------------------------------------------------------------------------------
           (Copies in thousands)                  Weekday      % Change    Sunday      % Change
           ------------------------------------------------------------------------------------
           Average Net Paid Circulation
           The New York Times                     1,124.1         0.8%    1,707.6          1.1%
           New England Newspaper Group
                The Boston Globe                    464.0         0.4%      716.4         -1.1%
                Worcester Telegram & Gazette        105.1          N/A      129.7           N/A
           Regional Newspapers                      737.8        -1.6%      784.0         -1.5%
           ------------------------------------------------------------------------------------

      For the first six months of 2000 circulation growth for The Times was primarily due to additional availability and promotion in major markets across the nation combined with programs to improve the quality and levels of its home delivery circulation base. Additionally, The Times and The Globe are continuing to make improvements in delivery and customer service to attract new readers and retain existing ones.

Broadcast Group: The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

       -----------------------------------------------------------------------------------------------
                                          Three Months Ended                  Six Months Ended
                                 ---------------------------------------------------------------------
                                 June 25,     June 27,                June 25,     June 27,
       (Dollars in thousands)        2000         1999   % Change         2000         1999   % Change
       -----------------------------------------------------------------------------------------------
       Revenues                   $41,322      $40,804       1.3%      $75,673      $73,897       2.4%
       -----------------------------------------------------------------------------------------------
       EBITDA                     $17,926      $19,068      -6.0%      $29,612      $30,423      -2.7%
       -----------------------------------------------------------------------------------------------
       Operating Profit           $13,625      $14,705      -7.3%      $21,010      $21,691      -3.1%
       -----------------------------------------------------------------------------------------------


      Revenues increased 1.3% in the 2000 second quarter to $41.3 million from $40.8 million in the 1999 second quarter, while operating profit decreased 7.3% to $13.6 million from $14.7 million in the second quarter of last year. For the first half of 2000, revenues and operating profit totaled $75.7 million (a 2.4% increase) and $21.0 million (a 3.1% decrease) compared with $73.9 million and $21.7 million in the same period of 1999. Operating profit decreased mainly due to higher personnel costs.

      Magazine Group: The Magazine Group is comprised of four golf publications and related activities in the golf field.

       -----------------------------------------------------------------------------------------------
                                          Three Months Ended                  Six Months Ended
                                 ---------------------------------------------------------------------
                                 June 25,     June 27,                June 25,     June 27,
       (Dollars in thousands)        2000         1999   % Change         2000         1999   % Change
       -----------------------------------------------------------------------------------------------
       Revenues                   $35,583      $32,584       9.2%      $64,491      $60,299       7.0%
       -----------------------------------------------------------------------------------------------
       EBITDA                     $ 9,911      $ 8,555      15.9%      $14,745      $13,434       9.8%
       -----------------------------------------------------------------------------------------------
       Operating Profit           $ 9,592      $ 8,191      17.1%      $14,097      $12,722      10.8%
       -----------------------------------------------------------------------------------------------

      Second-quarter 2000 revenues increased 9.2% to $35.6 million from $32.6 million in the 1999 second quarter. Operating profit in the 2000 second quarter increased 17.1% to $9.6 million from $8.2 million in the second quarter of 1999. For the first half of 2000, revenues and operating profit were $64.5 million (a 7.0% increase) and $14.1 million (a 10.8% increase) compared with $60.3 million and $12.7 million in the first half of 1999. Revenues rose primarily due to the 50th Anniversary issue of Golf Digest magazine.

      New York Times Digital: New York Times Digital ("NYTD group") is the Company's Internet business division, which consists of NYTimes.com, Boston.com, NYToday.com, WineToday.com, GolfDigest.com and Abuzz. Abuzz develops and deploys technology to enable online communities to share knowledge, interests and experience.

       -------------------------------------------------------------------------------------------------
                                          Three Months Ended                   Six Months Ended
                                 -----------------------------------------------------------------------
                                 June 25,    June 27,                 June 25,    June 27,
       (Dollars in thousands)        2000        1999     % Change        2000        1999     % Change
       -------------------------------------------------------------------------------------------------
       Revenues                  $ 13,464     $ 5,009       168.8%    $ 25,033     $ 8,832       183.4%
       -------------------------------------------------------------------------------------------------
       EBITDA                    $(12,594)    $(4,318)     -191.7%    $(20,226)    $(9,117)     -121.9%
       -------------------------------------------------------------------------------------------------
       Operating loss            $(15,472)    $(4,619)     -235.0%    $(25,521)    $(9,719)     -162.6%
       -------------------------------------------------------------------------------------------------

      NYTD group revenues for the second quarter of 2000 increased 168.8% compared with the second quarter of 1999. For the first half of 2000, revenues increased 183.4% compared with the first half of 1999. These increases were primarily due to increased growth in advertising volume. Advertising revenue accounted for 88% of NYTD group total revenues for the first six months of 2000.

      Operating losses for the second quarter and for the first six months of 2000 were 235.0% and 162.6% higher than the second quarter and the first six months of 1999. Higher operating losses were mainly due to increased staffing, promotion, advertising and costs associated with the operations of Abuzz Technologies, Inc., which was acquired in July 1999. Operating losses in the second quarter of 2000 were higher than those in the first quarter of the year as NYTD group, late in the second quarter, increased staffing and initiated advertising and promotional campaigns. These campaigns will continue into the third quarter, when advertisers traditionally place fewer advertisements, as well as the fourth quarter, a seasonally strong advertising period.

Liquidity and Capital Resources

      Net cash provided by operating activities was $299.1 million for the first six months of 2000 compared with $228.3 million for the first six months of 1999. The increase of $70.9 million was primarily due to improved earnings. Net cash used in investing activities was $334.1 million for the first six months of 2000 compared with $28.1 million for the first six months of 1999. The increase in cash utilized of $306.0 million was primarily due to the acquisition of the T&G. Net cash provided by financing activities was $8.6 million for the first six months of 2000 compared with $204.3 million used in financing activities for the first six months of 1999. This change was primarily related to increases in commercial paper borrowings mostly used to fund the T&G acquisition partially offset by the repayment of $100.0 million in debt in 2000. In both periods, the repurchase of shares was a use of cash in financing activities.

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover all cash requirements, including working capital needs, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders. The ratio of current assets to current liabilities was 63.7% at June 25, 2000, and 74.8% at June 27, 1999. This decrease is principally due to an increase in commercial paper outstanding at June 25, 2000, mostly resulting from the funding of the T&G acquisition. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 32.2% at June 25, 2000, compared with 29.8% at June 27, 1999. This increase is principally the result of financing repurchases and the acquisition of the T&G under the Company's commercial paper program.

Financing: The Company's total debt, including commercial paper and capital leases, was $1.0 billion at June 25, 2000, and $805.9 million at June 27, 1999. The increase in total debt was primarily from an increase in commercial paper outstanding. On April 28, 2000, $100.0 million of the Company's six and one-half year senior notes was repaid; the remainder of the Company's debt and capital leases generally mature between March 2003 and March 2025. In June 2000 total available funds under the revolving credit agreements were increased to $600.0 million from $400.0 million. The Company's one-year agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2001. The Company's multi-year agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2005.

      The Company's revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Approximately $356.7 million of stockholders' equity was unrestricted under these agreements at June 25, 2000, and $564.0 million was unrestricted at June 27, 1999. The decline in the level of unrestricted stockholders' equity was primarily due to stock repurchases.

      The Company had $363.5 million in commercial paper outstanding at June 25, 2000, and $206.6 million at June 27, 1999. These obligations are supported by the revolving credit agreements, and no amounts are outstanding under these revolving credit agreements as of June 25, 2000. The amount available under these facilities was $236.5 million as of June 25, 2000, and $93.4 million as of June 27, 1999.

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

      Capital Expenditures: The Company currently estimates that capital expenditures for 2000 will range from $100.0 million to $120.0 million. The Company currently anticipates that depreciation and amortization expense for 2000 will be in the range of $210.0 million to $215.0 million compared with $197.5 million in 1999.

Proposed Tracking Stock

      On January 20, 2000, the Board of Directors of the Company authorized, subject to shareholder approval, the issuance of a new class of stock ("Class C Stock"). On January 28, 2000, the Company filed a registration statement with the SEC on Form S-3 (the "Form S-3") related to a proposed initial public offering of Class C Stock, which is intended to track the performance of the Company's Internet business division, the NYTD group. At the Annual Meeting of Stockholders held on May 23, 2000, stockholders authorized the filing of an amendment to the Company's certificate of incorporation to create this new class of stock. As of the date of this report, the Form S-3 has not become effective and the amendment to the certificate of incorporation has not been filed with the Secretary of State. The Company is currently evaluating market conditions.

      The Company separates for financial reporting purposes the NYT group and the NYTD group (see Note 11 of the Notes to Condensed Consolidated Financial Statements). The NYT group includes all of the other business segments of the
Company: Newspaper, Broadcast and Magazine, except for the businesses of the NYTD group. The NYT group also includes a retained interest in the NYTD group, which is currently 100%. This retained interest will decline upon any issuance of Class C Stock. The NYTD group includes NYTimes.com, NYToday.com, Boston.com, WineToday.com, GolfDigest.com and Abuzz. The NYTD group's operating results as presented in the financial statements included in Note 11 of the Notes to Condensed Consolidated Financial Statements reflect the effect of various inter-group arrangements and policies for license fees, inter-group services and income taxes.

      Beginning in 2000, and coinciding with the effective date of these various arrangements (January 1, 2000), the Company's management has determined that its reportable segments consist of newspapers, broadcast, magazines and the NYTD group. These segments will be evaluated regularly by key management in assessing performance and allocating resources.

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

      (a) The Company's annual meeting of stockholders was held on May 23, 2000.

      (b)   The following matters were voted on at the annual meeting:

      1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The results of the vote taken were as follows:

          Class A Directors              For                Withheld
          -----------------              ---                --------
          Raul E. Cesan                  144,175,222        1,077,570
          Robert A. Lawrence             144,050,167        1,202,625
          Charles H. Price II            144,150,813        1,101,979
          Henry B. Schacht               144,127,495        1,125,297
          Donald M. Stewart              144,167,901        1,084,891

          Class B. Directors
          ------------------
          John F. Akers                  839,644            0
          Brenda C. Barnes               839,644            0
          Jacqueline H. Dryfoos          839,644            0
          Richard L. Gelb                839,644            0
          Michael Golden                 839,644            0
          Russell T. Lewis               839,644            0
          David E. Liddle                839,644            0
          Ellen R. Marram                839,644            0
          Arthur Ochs Sulzberger         839,644            0
          Arthur Sulzberger, Jr.         839,644            0

      2. The stockholders (with Class A and Class B stockholders voting together) ratified the amendments to the Company's 1991 Executive Cash Bonus Plan and 1991 Executive Stock Incentive Plan described in Proposal 2 in the Company's 2000 Proxy Statement. The result of the vote taken was as follows:

             For:                                              107,971,171
             Against:                                           23,364,683
             Abstain:                                              960,835
             Broker Non-Vote:                                   13,795,747
             Total Against, Abstain and Broker Non-Vote*:       38,121,265

      3. The stockholders (with Class A and Class B stockholders voting together) ratified the amendment to the Company's 1991 Executive Stock Incentive Plan described in Proposal 3 in the Company's 2000 Proxy Statement. The result of the vote taken was as follows:

             For:                                               94,648,784
             Against:                                           36,875,379
             Abstain:                                              772,526
             Broker Non-Vote:                                   13,795,747
             Total Against, Abstain and Broker Non-Vote*:       51,443,652

--------
      * An abstention had the same effect as a vote against this matter.

      4. The stockholders (with Class A and Class B stockholders voting together) reapproved the material terms of the performance goals for annual and long-term performance awards contained in the Company's 1991 Executive Cash Bonus Plan and 1991 Executive Stock Incentive Plan and described in Proposal 4 of the Company's 2000 Proxy Statement. The result of the vote taken was as follows:

             For:                                             141,465,421
             Against:                                           3,604,274
             Abstain:                                           1,022,741
             Total Against and Abstain*:                        4,627,015

           5. The stockholders (with Class A and Class B stockholders voting together) ratified the amendment of the Company's Non-Employee Directors' Stock Option Plan described in Proposal 5 in the Company's 2000 Proxy Statement. The result of the vote taken was as follows:

             For:                                             109,731,479
             Against:                                          21,715,335
             Abstain:                                             849,875
             Broker Non-Vote:                                  13,795,747
             Total Against, Abstain and Broker Non-Vote*:      36,360,957

           6. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending December 31, 2000. The result of the vote taken was as follows:

             For:                                             142,660,852
             Against:                                           2,977,845
             Abstain:                                             453,739
             Total Against and Abstain*:                        3,431,584

--------
      * An abstention had the same effect as a vote against this matter.

      7. The stockholders (with Class A and Class B stockholders voting separately) ratified the Company's Amended and Restated Certificate of Incorporation substantially in the form annexed to the Company's 2000 Proxy Statement. The result of the vote taken was as follows:

           Class A Stockholders
           --------------------
            For:                                               103,318,744
            Against:                                            27,308,321
            Abstain:                                               842,868
            Broker Non-Vote:                                    13,782,859
            Total Against, Abstain and Broker Non-Vote*:        41,934,048

           Class B Stockholders
           --------------------
            For:                                                   826,756
            Against:                                                     0
            Abstain:                                                     0
            Broker Non-Vote:                                        12,888
            Total Against, Abstain and Broker Non-Vote*:            12,888

      8. The stockholders (with Class A and Class B stockholders voting together) ratified the New York Times Digital Stock Incentive Plan, substantially in the form annexed to the Company's 2000 Proxy Statement. The result of the vote taken was as follows:

            For:                                                97,691,812
            Against:                                            33,918,213
            Abstain:                                               686,664
            Broker Non-Vote:                                    13,795,747
            Total Against, Abstain and Broker Non-Vote*:        48,400,624

--------
      * An abstention had the same effect as a vote against this matter.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.18 The New York Times Company Deferred Executive Compensation Plan, as amended on March 2, 2000

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

                                              THE NEW YORK TIMES COMPANY
                                              --------------------------
                                                     (Registrant)


Date: August 9, 2000                              /s/ John M. O'Brien
      -------------------                     ----------------------------------
                                                      John M. O'Brien
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                              (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                           Quarter Ended June 25, 2000

Exhibit No.

      (a)   Exhibit

            10.18 The New York Times Company Deferred Executive Compensation Plan, as amended on March 2, 2000

            12        Ratio of Earnings to Fixed Charges

            27        Financial Data Schedule