Form 10-Q
period 2000-09-24
NEW YORK TIMES CO
filed 2000-11-08
CIK 71691

FORM 10-Q

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended               September 24, 2000
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

Number of shares of each class of the registrant's common stock outstanding as of November 3, 2000 (exclusive of treasury shares):

        Class A Common Stock         161,800,924 shares
        Class B Common Stock             847,158 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                   Three Months Ended            Nine Months Ended
                                            ----------------------------  ----------------------------
                                            September 24,  September 26,  September 24,  September 26,
                                                     2000           1999           2000           1999
                                            -------------  -------------  -------------  -------------
                                                       (13 Weeks)                    (39 Weeks)
Revenues
     Advertising ...........................   $  560,149     $  513,072     $1,835,223     $1,598,128
     Circulation ...........................      177,840        168,886        538,449        513,742
     Other .................................       49,300         47,700        142,138        136,231
                                               ----------     ----------     ----------     ----------
         Total .............................      787,289        729,658      2,515,810      2,248,101
                                               ----------     ----------     ----------     ----------

Production costs
     Raw materials .........................       84,080         67,452        257,582        237,211
     Wages and benefits ....................      155,806        150,901        485,213        461,295
     Other .................................      113,367        106,966        336,189        316,483
                                               ----------     ----------     ----------     ----------
         Total .............................      353,253        325,319      1,078,984      1,014,989

Selling, general and administrative expenses      317,850        291,569        979,828        850,240
                                               ----------     ----------     ----------     ----------

         Total .............................      671,103        616,888      2,058,812      1,865,229
                                               ----------     ----------     ----------     ----------

Operating profit ...........................      116,186        112,770        456,998        382,872

Income from joint ventures .................        3,929          4,888         11,178         12,356

Interest expense - net .....................       17,516         12,936         48,048         37,673

Gain on disposition of assets and other-net        22,172             --         22,172             --
                                               ----------     ----------     ----------     ----------

Income before income taxes .................      124,771        104,722        442,300        357,555

Income taxes ...............................       49,806         44,716        182,533        152,676
                                               ----------     ----------     ----------     ----------

Net income .................................   $   74,965     $   60,006     $  259,767     $  204,879
                                               ==========     ==========     ==========     ==========

Average number of common shares outstanding
     Basic .................................      166,564        173,829        169,670        176,560
     Diluted ...............................      169,903        177,720        173,367        180,068

Per share of common stock
     Basic earnings ........................   $     0.45     $     0.35     $     1.53     $     1.16
                                               ==========     ==========     ==========     ==========

     Diluted earnings ......................   $     0.44     $     0.34     $     1.50     $     1.14
                                               ==========     ==========     ==========     ==========

     Dividends .............................   $    0.115     $    0.105     $    0.335     $    0.305
                                               ==========     ==========     ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                     September 24,  December 26,
                                                              2000          1999
                                                     -------------  ------------
ASSETS                                                 (Unaudited)

Current Assets

     Cash and cash equivalents ......................   $   42,864    $   63,861

     Accounts receivable-net ........................      347,691       366,754

     Inventories
          Newsprint and magazine paper ..............       36,918        23,666
          Work-in-process and other .................        4,337         4,984
                                                        ----------    ----------
               Total inventories ....................       41,255        28,650

     Deferred income taxes ..........................       53,611        53,611

     Assets held for sale ...........................       31,944        37,796

     Other current assets ...........................       83,609        64,236
                                                        ----------    ----------

               Total current assets .................      600,974       614,908
                                                        ----------    ----------

Other Assets

     Investments in joint ventures ..................      118,442       121,940

     Property, plant and equipment (less accumulated
          depreciation of $1,069,708 in 2000
          and $976,767 in 1999) .....................    1,199,470     1,218,396

     Intangible assets acquired
          Cost in excess of net assets acquired (less
          accumulated amortization of $300,767
          in 2000 and $270,235 in 1999) .............    1,083,248       953,709

          Other intangible assets acquired (less
          accumulated amortization of $104,273
          in 2000 and $85,365 in 1999) ..............      432,901       351,309

     Miscellaneous assets ...........................      221,955       235,540
                                                        ----------    ----------

TOTAL ASSETS ........................................   $3,656,990    $3,495,802
                                                        ==========    ==========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      September 24,      December 26,
                                                                               2000              1999
                                                                      -------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                    (Unaudited)

Current Liabilities

     Commercial paper outstanding ................................      $   403,490       $        --
     Accounts payable ............................................          193,031           191,706
     Accrued payroll and other related liabilities ...............          105,369           105,257
     Accrued expenses ............................................          190,026           193,553
     Unexpired subscriptions .....................................           87,265            80,161
     Current portion of long-term debt and
          capital lease obligations ..............................            2,500           102,837
                                                                        -----------       -----------

          Total current liabilities ..............................          981,681           673,514
                                                                        -----------       -----------

Other Liabilities

     Long-term debt ..............................................          553,205           512,627
     Capital lease obligations ...................................           84,198            85,700
     Deferred income taxes .......................................          104,618           141,033
     Other .......................................................          674,783           634,270
                                                                        -----------       -----------

          Total other liabilities ................................        1,416,804         1,373,630
                                                                        -----------       -----------

          Total liabilities ......................................        2,398,485         2,047,144
                                                                        -----------       -----------

Stockholders' Equity

     Capital stock of $.10 par value
        Class A - authorized 300,000,000 shares; issued: 2000 -
            179,334,284; 1999 - 177,971,194 (including
            treasury shares: 2000 - 15,300,743; 1999 - 5,000,000)            17,933            17,797
        Class B - convertible - authorized 847,158 shares; issued:
             2000 - 847,158; 1999 - 847,240 ......................               85                85
     Additional paid-in capital ..................................           36,665                --
     Accumulated other comprehensive (loss) income ...............           (7,063)            3,170
     Retained earnings ...........................................        1,808,633         1,600,743
     Common stock held in treasury, at cost ......................         (597,748)         (173,137)
                                                                        -----------       -----------

          Total stockholders' equity .............................        1,258,505         1,448,658
                                                                        -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................      $ 3,656,990       $ 3,495,802
                                                                        ===========       ===========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Nine Months Ended
                                                         ----------------------------
                                                         September 24,  September 26,
                                                                 2000            1999
                                                         ----------------------------
                                                                   (39 Weeks)
OPERATING ACTIVITIES

Net cash provided by operating activities ............      $ 381,007       $ 381,934
                                                            ---------       ---------

INVESTING ACTIVITIES

Additions to property, plant and equipment ...........        (43,461)        (47,140)
Business acquired ....................................       (296,278)             --
Net proceeds from dispositions .......................         55,980          11,434
Other-net ............................................         (6,713)        (18,181)
                                                            ---------       ---------

Net cash used in investing activities ................       (290,472)        (53,887)
                                                            ---------       ---------

FINANCING ACTIVITIES

Commercial paper borrowings ..........................        403,490          95,400
Long-term debt
      Proceeds .......................................         40,000              --
      Payments .......................................       (101,839)         (1,151)
Capital shares
      Issuances ......................................         29,499          13,941
      Repurchases ....................................       (425,932)       (374,849)
Dividends paid to stockholders .......................        (56,750)        (53,801)
                                                            ---------       ---------

Net cash provided by/(used in) financing activities ..       (111,532)       (320,460)
                                                            ---------       ---------

Decrease in cash and cash equivalents ................        (20,997)          7,587

Cash and cash equivalents at the beginning of the year         63,861          35,991
                                                            ---------       ---------
Cash and cash equivalents at the end of the quarter ..      $  42,864       $  43,578
                                                            =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION

NONCASH FINANCING AND INVESTING TRANSACTIONS

      In 1999 the Company purchased a minority interest in TheStreet.com for $15.6 million, of which $3.6 million was in cash and $12.0 million represents an irrevocable credit for services to be used by TheStreet.com through February 2003. Investment and deferred revenue accounts were increased by $12.0 million accordingly. As of September 24, 2000, approximately $3.5 million of advertising credits have been utilized.

BUSINESS ACQUIRED

      In January of 2000 the Company acquired certain assets ($313.8 million) and assumed certain liabilities ($17.5 million) of a newspaper, the Worcester Telegram & Gazette, for $296.3 million in cash (see Note 4).

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

      Certain reclassifications have been made to the 1999 Condensed Consolidated Financial Statements to conform with classifications used as of and for the periods ended September 24, 2000.

2. Recent Accounting Pronouncements

      In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity may be required to reflect any changes in the derivative's fair value in its operating income. In June 1999 the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of Statement of Financial Accounting Standard Statement No. 133 ("SFAS No. 137"). SFAS No. 137 amended the effective date for SFAS No. 133 from June 15, 1999 to June 15, 2000. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an Amendment of FASB Statement No. 133 ("SFAS No. 138"), which is effective for all quarters of all fiscal years beginning after June 15, 2000. SFAS No. 138 expands the scope of derivatives in order for an instrument to qualify as a SFAS No. 133 hedge. The adoption of these statements will not have a material effect on the Company's results of operations or financial position.

      In December 1999 the SEC released Staff Accounting Bulletin No. 101-Revenue Recognition ("SAB No. 101"). SAB No. 101 provides SEC views in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 the SEC released Staff Accounting Bulletin No. 101A-Amendment ("SAB No. 101A"). SAB No. 101A amended the implementation date of SAB No. 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000 the SEC released Staff Accounting
Bulletin No. 101B-Second Amendment ("SAB No. 101B") further delaying the implementation date of SAB 101 to no later than the fourth fiscal quarter of registrants with fiscal years beginning after December 15, 1999. The adoption of this statement will not have a material effect on the Company's results of operations or financial position.

3. Proposed Tracking Stock

      On January 20, 2000, the Board of Directors of the Company authorized, subject to shareholder approval, the issuance of a new class of stock ("Class C Stock") and on January 28, 2000, the Company filed a registration statement on Form S-3 (the "Form S-3") related to a proposed initial public offering of Class C Stock. This proposed tracking stock was intended to track the performance of the Company's Internet business division, New York Times Digital ("NYTD group"). At the Annual Meeting of Stockholders held on May 23, 2000, stockholders authorized the filing of an amendment to the Company's certificate of incorporation to create this new class of stock, which the Company has yet to do.

      On October 12, 2000, the Company withdrew the Form S-3 due to unfavorable conditions in the public equities markets. This decision to withdraw the Form S-3 will not have a material impact on the NYTD group's day-to-day operations or its expansion plans.

4. Acquisitions/Dispositions

      On January 7, 2000, the Company acquired certain assets and assumed certain liabilities of a newspaper, the Worcester Telegram & Gazette ("T&G"), in Worcester, Mass., for $296.3 million in cash. The cost of this acquisition was principally funded through the Company's commercial paper program. This transaction was accounted for as a purchase and, accordingly, the T&G has been included in the Company's Condensed Consolidated Financial Statements, (as of January 7, 2000). Based on a preliminary valuation, a portion of the purchase price was allocated to goodwill ($163.2 million), a portion to other intangibles ($100.5 million principally advertising and subscriber relationships) and the remainder to other assets acquired net of liabilities assumed. The final asset and liability fair values may differ from those set forth on the Company's Condensed Consolidated Balance Sheet at September 24, 2000; however, the changes are not expected to have a material effect on the consolidated financial position of the Company. The amount allocated to goodwill will be amortized over a 40-year period and the amount allocated to other intangibles will be amortized over an average of 19 years. If this acquisition had occurred in the beginning of 1999, it would not have had a material impact on the results of operations for periods presented herein.

      On February 17, 2000, the Company decided to offer for sale the Santa Barbara News-Press in Santa Barbara, Calif., Daily World in Opelousas, La., Daily News in Palatka, Fla., Lake City Reporter in Lake City, Fla., The News-Sun in Sebring/Avon Park, Fla., The News-Leader in Fernandina Beach, Fla., Marco Island Eagle in Marco Island, Fla., and the operations of all nine of its telephone directories, all of which were part of the Regional Newspaper Group.

      During the third quarter of 2000, four newspapers: Daily World, Daily News, Lake City Reporter and The News-Leader, and nine telephone directories ("divested Regionals") were sold. The net assets of the remaining three newspapers have been included in the caption "Assets held for sale" in the Company's Condensed Consolidated Balance Sheets at their carrying value of $31.9 million at September 24, 2000, and all properties held for sale had a carrying value of $37.8 million at December 26, 1999. In October 2000 the Company sold the remaining three newspapers (in excess of their carrying value); Marco Island Eagle, The News-Sun and Santa Barbara News-Press.

      The Company recorded a pre-tax gain of $22.2 million in the third quarter of 2000 from the sale of the four newspapers and nine telephone directories, partially offset by the loss on the disposition of the Company's interest in an online venture. The operations of all of these newspapers and telephone directories as well as the interest in an online venture does not have a material effect on the consolidated operations of the Company.

5. Income Taxes

      Reconciliations between the effective rate on income before income taxes and the federal statutory rate are as follows:

                                                                   Three Months Ended                      Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                            September 24,      September 26,        September 24,      September 26,
                                                                    2000               1999                 2000                1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                   % of               % of                 % of               % of
(Dollars in thousands)                                  Amount    Pre-tax   Amount   Pre-tax    Amount    Pre-tax   Amount   Pre-tax
------------------------------------------------------------------------------------------------------------------------------------
Tax at the federal statutory rate .................   $  35,910    35.0%  $  36,653   35.0%   $ 147,045    35.0%  $ 125,144   35.0%

State and local income taxes-net of federal benefit       4,720     4.6%      5,851    5.6%      21,006     5.0%     19,979    5.6%

Amortization of nondeductible intangible
assets acquired ...................................       1,436     1.4%      1,909    1.8%       7,142     1.7%      6,517    1.8%

Other-net .........................................        (220)   (0.2%)       303    0.3%        (620)   (0.1%)     1,036    0.3%
                                                      -----------------------------------------------------------------------------

Subtotal ..........................................      41,846    40.8%     44,716   42.7%     174,573    41.6%    152,676   42.7%
                                                      -----------------------------------------------------------------------------

Gain on disposition of assets and other-net .......       7,960      --          --     --        7,960      --          --     --
                                                      -----------------------------------------------------------------------------

Income tax expense ................................   $  49,806      --   $  44,716     --    $ 182,533      --   $ 152,676     --
                                                      =============================================================================

6. Debt Obligations

      In June 2000 total available funds under revolving credit agreements were increased to $600.0 million from $400.0 million. The Company's one-year agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2001. The Company's multi-year agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2005.

      The revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Approximately $319.0 million of stockholders' equity was unrestricted under these agreements as of September 24, 2000, and $509.2 million was unrestricted at December 26, 1999. The decline in the level of unrestricted stockholders' equity was primarily due to stock repurchases.

      As of September 24, 2000, the amount outstanding under the Company's commercial paper program, which is supported by these revolving credit agreements, was $403.5 million. The amount available under these facilities was $196.5 million as of September 24, 2000. No amounts were outstanding under the Company's revolving credit agreements as of September 24, 2000.

      In March 2000 the Company issued $40.0 million of 7% subordinated convertible notes due March 21, 2003, to three venture capital firms. Upon an initial public offering of Class C stock, this debt is convertible, at the election of the venture capital firms, into shares of Class C stock intended to represent approximately 6.7% of the pre-offering equity of the NYTD group. This debt is not currently convertible (the Company has recently withdrawn its Form S-3 for the initial public offering of Class C Stock, see Note 3). Beginning January 1, 2002, if no initial public offering of the Class C Stock has occurred, the venture capital firms have the right to require the Company to repurchase the notes at their $40.0 million face value.

      As of September 24, 2000, and December 26, 1999, the Company had outstanding $1.043 billion and $701.2 million in total debt including commercial paper and capital leases. The increase is primarily attributable to higher levels of commercial paper outstanding principally resulting from the acquisition of the T&G and the Company's share repurchase program. On April 28, 2000, the Company repaid $100.0 million due on its six and one-half year senior notes. The remainder of the Company's debt and capital leases generally mature between March 2003 and March 2025.

7. Stock Repurchase Program

      During the first nine months of 2000, the Company repurchased 10.3 million shares of Class A Common Stock at a cost of $425.9 million. The average price of these repurchases was $41 per share. On September 21, 2000, the Board of Directors authorized additional repurchase expenditures under the Company's stock repurchase program for up to $600.0 million. As of November 3, 2000, the remaining amount of repurchase authorization from the Company's Board of Directors was $530.2 million.

8. Voluntary Staff Reductions

      Work force reduction charges of $3.8 million (across most groups) were recorded in the third quarter of 2000 and $6.1 million (principally at The Boston Globe) were recorded in the third quarter of 1999. Work force reduction accruals are included in "Accrued expenses" on the Company's Condensed Consolidated Balance Sheets and amounted to $13.6 million at September 24, 2000, and $20.0 million at December 26, 1999. Most of the accruals outstanding at September 24, 2000, will be paid within one year.

9. Comprehensive Income

      Comprehensive income for the Company principally includes unrealized (losses)/gains on available-for-sale securities, as defined under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," foreign currency translation adjustments, as well as net income reported in the Company's Condensed Consolidated Statements of Income.

      Comprehensive income for the third quarter and first nine months of 2000 and 1999 were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended             Nine Months Ended
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                        September 24,   September 26,   September 24,   September 26,
                                                                       2000            1999            2000            1999
---------------------------------------------------------------------------------------------------------------------------
Net Income .................................................      $  74,965       $  60,006       $ 259,767       $ 204,879

Foreign currency translation (losses)/gains ................         (1,428)           (152)           (540)          1,291

Change in unrealized (losses)/gains on marketable securities         (2,523)         (8,539)        (18,291)         16,429

Income tax benefit/(charge) ................................          1,330           3,907           8,598          (7,945)
---------------------------------------------------------------------------------------------------------------------------

Comprehensive income .......................................      $  72,344       $  55,222       $ 249,534       $ 214,654
---------------------------------------------------------------------------------------------------------------------------

      The Accumulated other comprehensive (loss) income on the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $6.1 million as of September 24, 2000, and net of a deferred income tax liability of $2.6 million as of December 26, 1999.

10. Dividend Rate Increase

      On April 27, 2000, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on its Class A and Class B Common Stock from $.105 per share to $.115 per share, effective with the June 2000 dividend.

11. Segment Statements of Income

      Beginning in 2000, the Company's management determined that its reportable segments consist of Newspapers, Broadcast, Magazine and the NYTD group. The NYTD group includes NYTimes.com, newyorktoday.com, Boston.com, GolfDigest.com and Abuzz. These segments will be evaluated regularly by key management in assessing performance and allocating resources.

--------------------------------------------------------------------------------------------------------
                                             Three Months Ended                  Nine Months Ended
--------------------------------------------------------------------------------------------------------
                                     September 24,     September 26,     September 24,     September 26,
(Dollars in thousands)                        2000              1999              2000              1999
--------------------------------------------------------------------------------------------------------
REVENUES
Newspapers ......................      $   715,866       $   662,714       $ 2,284,674       $ 2,039,776
Broadcast .......................           37,486            35,210           113,159           109,107
Magazines .......................           26,545            26,749            91,036            87,049
New York Times Digital ..........           12,118             6,127            37,152            14,958
Intersegment eliminations (A) ...           (4,726)           (1,142)          (10,211)           (2,789)
                                       -----------------------------------------------------------------
Total ...........................      $   787,289       $   729,658       $ 2,515,810       $ 2,248,101
                                       =================================================================
OPERATING PROFIT (LOSS)
Newspapers ......................      $   129,933       $   116,858       $   480,675       $   382,825
Broadcast .......................           10,231             9,957            31,242            31,648
Magazines .......................            3,526             4,211            17,623            16,933
New York Times Digital ..........          (20,713)           (8,081)          (46,234)          (17,800)
Unallocated corporate expenses ..           (6,791)          (10,175)          (26,308)          (30,734)
                                       -----------------------------------------------------------------
Total ...........................          116,186           112,770           456,998           382,872

Income from joint ventures ......            3,929             4,888            11,178            12,356
Interest expense, net ...........           17,516            12,936            48,048            37,673
Gain on disposition of assets and
 other-net ......................           22,172                --            22,172                --
                                       -----------------------------------------------------------------
Income before income taxes ......          124,771           104,722           442,300           357,555
Income taxes ....................           49,806            44,716           182,533           152,676
                                       -----------------------------------------------------------------
NET INCOME ......................      $    74,965       $    60,006       $   259,767       $   204,879
                                       =================================================================

      See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable operating segments.

      (A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

12. Supplemental Information

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

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                         Three Months Ended September 24, 2000
-------------------------------------------------------------------------------------------------------
                                                                                              The New
                                                   The NYT      The NYTD       Elimina-      York Times
(In thousands)                                      Group        Group          tions         Company
-------------------------------------------------------------------------------------------------------
REVENUES
External non-internet revenues                  $   775,254   $        --    $        --    $   775,254
External internet revenues                              870        11,165             --         12,035
Inter-group revenue                                   3,775           953         (4,728)            --
-------------------------------------------------------------------------------------------------------
Total                                               779,899        12,118         (4,728)       787,289
-------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs:
  External expenses                                 344,023         9,230             --        353,253
  Inter-group expense                                   215         1,077         (1,292)            --
Selling, general and administrative expenses:
  External expenses                                 298,429        19,421             --        317,850
  Inter-group allocated expenses                        333         3,103         (3,436)            --
-------------------------------------------------------------------------------------------------------
Total                                               643,000        32,831         (4,728)       671,103
-------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)                             136,899       (20,713)            --        116,186
Income from joint ventures                            3,929            --             --          3,929
Interest expense, net                                17,419            97             --         17,516
Gain on disposition of assets and
  other-net                                          22,172            --             --         22,172
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   145,581       (20,810)            --        124,771
-------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                         57,431        (7,625)            --         49,806
-------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                               $    88,150   $   (13,185)   $        --    $    74,965
-------------------------------------------------------------------------------------------------------

                                                         Three Months Ended September 26, 1999
---------------------------------------------------------------------------------------------------------
                                                                                                The New
                                                   The NYT        The NYTD       Elimina-      York Times
(In thousands)                                      Group          Group          tions         Company
---------------------------------------------------------------------------------------------------------
REVENUES
External non-internet revenues                   $   723,531    $        --    $        --    $   723,531
External internet revenues                                --          6,127             --          6,127
Inter-group revenue                                    1,144             --         (1,144)            --
---------------------------------------------------------------------------------------------------------
Total                                                724,675          6,127         (1,144)       729,658
---------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs:
  External expenses                                  320,474          4,845             --        325,319
  Inter-group expense                                     --          1,144         (1,144)            --
Selling, general and administrative expenses:
  External expenses                                  283,931          7,638             --        291,569
  Inter-group allocated expenses                        (581)           581             --             --
---------------------------------------------------------------------------------------------------------
Total                                                603,824         14,208         (1,144)       616,888
---------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)                              120,851         (8,081)            --        112,770
Income from joint ventures                             4,888             --             --          4,888
Interest expense, net                                 12,938             (2)            --         12,936
Gain on disposition of assets and
  other-net                                               --             --             --             --
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                    112,801         (8,079)            --        104,722
---------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                          48,166         (3,450)            --         44,716
---------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                                $    64,635    $    (4,629)   $        --    $    60,006
---------------------------------------------------------------------------------------------------------

                                                          Nine Months Ended September 24, 2000
-------------------------------------------------------------------------------------------------------
                                                                                              The New
                                                   The NYT      The NYTD       Elimina-      York Times
(In thousands)                                      Group        Group          tions         Company
-------------------------------------------------------------------------------------------------------
REVENUES
External non-internet revenues                  $ 2,478,765   $        --    $        --    $ 2,478,765
External internet revenues                            2,374        34,671             --         37,045
Inter-group revenue                                   7,732         2,481        (10,213)            --
-------------------------------------------------------------------------------------------------------
Total                                             2,488,871        37,152        (10,213)     2,515,810
-------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs:
  External expenses                               1,056,629        22,355             --      1,078,984
  Inter-group expense                                   648         3,417         (4,065)            --
Selling, general and administrative expenses:
  External expenses                                 927,754        52,074             --        979,828
  Inter-group allocated expenses                        608         5,540         (6,148)            --
-------------------------------------------------------------------------------------------------------
Total                                             1,985,639        83,386        (10,213)     2,058,812
-------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)                             503,232       (46,234)            --        456,998
Income from joint ventures                           11,178            --             --         11,178
Interest expense, net                                47,809           239             --         48,048
Gain on disposition of assets and
  other-net                                          22,172            --             --         22,172
-------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   488,773       (46,473)            --        442,300
-------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                        200,936       (18,403)            --        182,533
-------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                               $   287,837   $   (28,070)   $        --    $   259,767
-------------------------------------------------------------------------------------------------------

                                                           Nine Months Ended September 26, 1999
--------------------------------------------------------------------------------------------------------
                                                                                               The New
                                                  The NYT        The NYTD       Elimina-      York Times
(In thousands)                                     Group          Group          tions         Company
--------------------------------------------------------------------------------------------------------
REVENUES
External non-internet revenues                  $ 2,233,143    $        --    $        --    $ 2,233,143
External internet revenues                               --         14,958             --         14,958
Inter-group revenue                                   2,789             --         (2,789)            --
--------------------------------------------------------------------------------------------------------
Total                                             2,235,932         14,958         (2,789)     2,248,101
--------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
Production costs:
  External expenses                               1,003,123         11,866             --      1,014,989
  Inter-group expense                                    --          2,789         (2,789)            --
Selling, general and administrative expenses:
  External expenses                                 833,875         16,365             --        850,240
  Inter-group allocated expenses                     (1,738)         1,738             --             --
--------------------------------------------------------------------------------------------------------
Total                                             1,835,260         32,758         (2,789)     1,865,229
--------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)                             400,672        (17,800)            --        382,872
Income from joint ventures                           12,356             --             --         12,356
Interest expense, net                                37,675             (2)            --         37,673
Gain on disposition of assets and
  other-net                                              --             --             --             --
--------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                   375,353        (17,798)            --        357,555
--------------------------------------------------------------------------------------------------------
Income tax expense (benefit)                        160,276         (7,600)            --        152,676
--------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS)                               $   215,077    $   (10,198)   $        --    $   204,879
--------------------------------------------------------------------------------------------------------

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                  September 24, 2000
                              -----------------------------------------------------------
                                                           Reclassifi-      The New
                                The NYT        The NYTD      cations/      York Times
(In thousands)                   Group          Group      Eliminations     Company
-----------------------------------------------------------------------------------------
ASSETS
Current assets               $   592,296    $     8,678    $        --    $   600,974
Investments in joint
  ventures                       118,442             --             --        118,442
Funds allocated to the
  NYTD group, net                 52,233             --        (52,233)            --
Property plant
  & equipment, net             1,185,675         13,795             --      1,199,470
Intangible assets
  acquired, net                1,492,051         24,098             --      1,516,149
Miscellaneous assets             220,624          1,331             --        221,955
-----------------------------------------------------------------------------------------
Total                        $ 3,661,321    $    47,902    $   (52,233)   $ 3,656,990
-----------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities          $   954,001    $    27,680    $        --    $   981,681
Other liabilities              1,374,737         42,067             --      1,416,804
Funds allocated from the
  NYT group, net                      --         52,233        (52,233)            --
Common stock                      18,018             --             --         18,018

Additional paid-in capital        36,665             --             --         36,665
Retained earnings
 (accumulated losses)          1,882,711        (74,078)            --      1,808,633
Common stock held
 in treasury, at cost,
 and other                      (604,811)            --             --       (604,811)
-----------------------------------------------------------------------------------------
Total                        $ 3,661,321    $    47,902    $   (52,233)   $ 3,656,990
-----------------------------------------------------------------------------------------

                                                December 26, 1999
                            --------------------------------------------------------
                                                          Reclassifi-       The New
                              The NYT        The NYTD       cations/      York Times
(In thousands)                 Group          Group       Eliminations      Company
------------------------------------------------------------------------------------
ASSETS
Current assets              $   605,350    $     9,558    $        --    $   614,908
Investments in joint
  ventures                      121,940             --             --        121,940
Funds allocated to the
    NYTD group, net              80,440             --        (80,440)            --
Property plant
  & equipment, net            1,208,601          9,795             --      1,218,396
Intangible assets
  acquired, net               1,276,134         28,884             --      1,305,018
Miscellaneous assets            235,052            488             --        235,540
------------------------------------------------------------------------------------
Total                       $ 3,527,517    $    48,725    $   (80,440)   $ 3,495,802
------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities         $   660,978    $    12,536    $        --    $   673,514
Other liabilities             1,371,873          1,757             --      1,373,630
Funds allocated from the
  NYT group, net                     --         80,440        (80,440)            --
Common stock                     17,882             --             --         17,882

Additional paid-in capital           --             --             --             --
Retained earnings
 (accumulated losses)         1,646,751        (46,008)            --      1,600,743
Common stock held
 in treasury, at cost,
 and other                     (169,967)            --             --       (169,967)
------------------------------------------------------------------------------------
Total                       $ 3,527,517    $    48,725    $   (80,440)   $ 3,495,802
------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATING BALANCE SHEETS

FUNDS ALLOCATED TO/FROM THE NYTD GROUP

                                                                           Debt          Funds
                                                             Funds       proceeds       allocated
                                                           allocated    advanced to    to/from the
                                                         from the NYT     the NYT       NYT group,
          (In thousands)                                     group         group           net
                                                           --------      --------       --------
          Balance at December 26, 1999 ..................  $ 80,440      $     --       $ 80,440
             Funds allocated from the NYT group .........     3,237         8,556         11,793
             Debt proceeds advanced to the NYT group (A)         --       (40,000)       (40,000)
                                                           --------      --------       --------
          Balance at September 24, 2000 .................  $ 83,677      $(31,444)      $ 52,233
                                                           ========      ========       ========

(A) The Company will make the proceeds of this debt (see Note 6) available to the NYTD group as they are needed and as such the NYTD group will accrue interest income on the amount of proceeds still available to the NYTD group at the Company's short-term interest rate.

Advertising Credits

On March 3, 2000, the NYT group committed to provide $30.0 million in advertising credits to the NYTD group to be utilized in any of the NYT group's print publications. It is the NYTD group's current intention to use these credits as consideration to effect strategic alliances, investments and acquisitions.

The advertising credits will be recorded on the NYTD group's financial statements as they are committed to independent third parties. The fair market value of what is received or the value of the advertising given up, whichever is more readily determinable, will be recorded as an asset with a corresponding amount recorded as funds allocated from the NYT group to the NYTD group, in the NYTD group's financial statements. As of September 24, 2000, none of the advertising credits have been utilized.

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                       Nine Months Ended September 24, 2000          Nine Months Ended September 26, 1999
                                    ------------------------------------------    -----------------------------------------
                                                                     The New                                       The New
                                    The NYT      The NYTD  Elimina- York Times    The NYT     The NYTD  Elimina-  York Times
(In thousands)                       Group        Group     tions    Company       Group        Group    tions     Company
---------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net cash provided by/(used in)
     operating activities          $ 386,075    $  (5,068)   $ --   $ 381,007    $ 387,107    $  (5,173)   $ --   $ 381,934
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to property, plant
  and equipment                      (38,064)      (5,397)     --     (43,461)     (42,739)      (4,401)     --     (47,140)
Business acquired                   (296,278)          --      --    (296,278)          --           --      --          --
Net proceeds from dispositions        55,980           --      --      55,980       11,434           --      --      11,434
Other-net                             (6,713)          --      --      (6,713)     (18,181)          --      --     (18,181)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing
  activities                        (285,075)      (5,397)     --    (290,472)     (49,486)      (4,401)     --     (53,887)
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Commercial paper borrowings          403,490           --      --     403,490       95,400           --      --      95,400
Long-term debt
   Proceeds                               --       40,000      --      40,000           --           --      --          --
   Payments                         (101,150)        (689)     --    (101,839)      (1,151)          --      --      (1,151)
Capital shares
  Issuances                           29,499           --      --      29,499       13,941           --      --      13,941
  Repurchases                       (425,932)          --      --    (425,932)    (374,849)          --      --    (374,849)
Dividends paid to stockholders       (56,750)          --      --     (56,750)     (53,801)          --      --     (53,801)
Funds allocated between the NYT
   group and the NYTD group, net      29,000      (29,000)     --          --       (9,426)       9,426      --          --
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in)
   financing activities             (121,843)      10,311      --    (111,532)    (329,886)       9,426      --    (320,460)
---------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash
  and short-term investments         (20,843)        (154)     --     (20,997)       7,735         (148)     --       7,587
Cash and cash equivalents
  at the beginning of the year        63,677          184      --      63,861       35,950           41      --      35,991
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents
  at the end of the quarter        $  42,834    $      30    $ --   $  42,864    $  43,685    $    (107)   $ --   $  43,578
---------------------------------------------------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Advertising revenues accounted for approximately 73% and circulation revenues accounted for 21% of the Company's revenues in the third quarter and for the first nine months of 2000. Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters when economic activity tends to be lower after the holiday season and in the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments.

      Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices began increasing in the second quarter of 2000 over 1999 levels and are expected to continue to rise over 1999 levels for the remainder of the year.

      The Company's consolidated financial results for the quarter and nine months ended September 24, 2000, compared with the quarter and nine months ended September 26, 1999, were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                           Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                             September 24,    September 26,               September 24,    September 26,
(Dollars in thousands, except per share data)         2000             1999     % Change           2000             1999    % Change
------------------------------------------------------------------------------------------------------------------------------------
Revenues                                       $   787,289      $   729,658        7.9%     $ 2,515,810      $ 2,248,101       11.9%
------------------------------------------------------------------------------------------------------------------------------------
Operating profit                               $   116,186      $   112,770        3.0%     $   456,998      $   382,872       19.4%
------------------------------------------------------------------------------------------------------------------------------------
Net Income before special items                $    62,987      $    63,526       -0.8%     $   247,789      $   210,691       17.6%
Special items                                       11,978           (3,520)       N/A           11,978           (5,812)       N/A
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                     $    74,965      $    60,006       24.9%     $   259,767      $   204,879       26.8%
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:                    $      0.37      $      0.36        2.8%     $      1.43      $      1.17       22.2%
Net Income before special items
Special items                                         0.07            (0.02)       N/A             0.07            (0.03)       N/A
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                     $      0.44      $      0.34       29.4%     $      1.50      $      1.14       31.6%
------------------------------------------------------------------------------------------------------------------------------------

      Revenues for the third quarter of 2000 increased 7.9% over 1999 third-quarter revenues. Revenues for the first nine months of 2000 increased 11.9% over the same period in 1999.

      Excluding revenues from the four newspapers and nine telephone directories in the Regional Newspaper Group divested in the 2000 third quarter ("divested Regionals") and the Worcester Telegram & Gazette ("T&G"), which was acquired on January 7, 2000, total revenues for the Company grew 5.4% in the third quarter of 2000 and advertising revenues in the Newspaper Group grew 6.0% over the third quarter of 1999. On the same basis, in the first nine months of 2000 total revenues for the Company grew 9.4% and advertising revenues in the Newspaper Group grew 11.9% compared with the same period a year ago.

      Operating profit in the third quarter of 2000 was $120.0 million, nearly matching the performance in the third quarter of 1999, excluding work force reduction expenses. On the same basis, operating profit for the first nine months of 2000 rose 17.3% to $460.8 million from $393.0 million in the corresponding period of 1999. The operating profit increases were principally from strong revenue growth.

      Operating profit increased 3.0% in the third quarter of 2000 compared with the third quarter of 1999, including special items. On the same basis, for the first nine months of 2000 operating profit increased 19.4% from the corresponding period of 1999.

      The 2000 third-quarter net income of $63.0 million nearly matched the $63.5 million earned in the third quarter of 1999, and for the first nine months of 2000, net income increased 17.6% compared with the first nine months of 1999, excluding special items. Including special items, the third-quarter 2000 net income increased 24.9% compared with the third quarter of 1999, and for the first nine months of 2000 net income increased 26.8% compared with the first nine months of 1999.

      The Company expects that for 2000 diluted earnings per share will be in a range of $2.05 to $2.10 compared with $1.78 in 1999, excluding special items.

      Special items in the third quarter and first nine months of 2000 included a $22.2 million pre-tax gain ($0.08 per share) principally resulting from the sale of the divested Regionals, partially offset by the loss on the disposition of the Company's interest in an online venture (see Note 4 in Notes to Condensed Consolidated Financial Statements). In the same periods there was a $3.8 million pre-tax charge ($.01 per share) for work force reduction expenses across most groups.

      Special items in the third quarter of last year included a $6.1 million pre-tax charge ($.02 per share) for work force reduction expenses principally at The Boston Globe, and for the first nine months of 1999, there were work force reduction expenses (principally at The Boston Globe) totaling $10.1 million before taxes ($.03 per share).

      Excluding special items, EBITDA (earnings before interest, taxes, depreciation and amortization) in the third quarter of 2000 rose to $175.3 million from $172.8 million in the 1999 third quarter. On the same basis, EBITDA for the first nine months of 2000 was $627.4 million compared with $551.4 million in the same period of 1999. EBITDA in the 2000 third quarter rose to $171.4 million from $166.6 million in the third quarter of 1999, including special items. On the same basis, EBITDA for the first nine months of 2000 was $623.6 million compared with $541.3 million in the same period of 1999.

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

      Consolidated operating expenses for the third quarter and first nine months of 2000 and 1999 were as follows:

----------------------------------------------------------------------------------------------------------------
                                          Three Months Ended                         Nine Months Ended
----------------------------------------------------------------------------------------------------------------
                            September 24,   September 26,              September 24,   September 26,
(Dollars in thousands)               2000            1999    % Change           2000            1999    % Change
----------------------------------------------------------------------------------------------------------------
Production costs
   Raw materials               $   84,080      $   67,452      24.7%      $  257,582      $  237,211       8.6%
   Wages and benefits             155,806         150,901       3.3%         485,213         461,295       5.2%
   Other                          113,367         106,966       6.0%         336,189         316,483       6.2%
----------------------------------------------------------------------------------------------------------------
Total production costs            353,253         325,319       8.6%       1,078,984       1,014,989       6.3%
Selling, general and
  administrative expenses         317,850         291,569       9.0%         979,828         850,240      15.2%
----------------------------------------------------------------------------------------------------------------
Total expenses                 $  671,103      $  616,888       8.8%      $2,058,812      $1,865,229      10.4%
----------------------------------------------------------------------------------------------------------------

      Production costs for the third quarter of 2000 increased 8.6% from the third quarter of 1999 and for the first nine months of 2000 production costs increased 6.3% from the comparable period in 1999. Excluding the divested Regionals, the T&G and New York Times Digital (NYTD), production costs for the third quarter and for the first nine months of 2000 increased 4.9% and 3.0%. On same basis, excluding newsprint expense, costs increased 0.4% and 2.0% in the third quarter and for the first nine months of 2000.

      In the third quarter of 2000, the Company's newsprint expense rose 19.0% compared with the 1999 third quarter, excluding the T&G. Of this increase, 17.1% resulted from an increase in the average cost of newsprint and 1.9% resulted from an increase in consumption. For the first nine months of 2000 compared with the first nine months of 1999, excluding the T&G, the Company's newsprint expense increased by 4.9%. Of this increase, 0.9% resulted from an increase in the average cost of newsprint and 4.0% resulted from an increase in consumption.

      Selling, general and administrative expenses ("SGA expenses") in the third quarter of 2000 increased 9.0% compared with the same period in 1999. For the first nine months of 2000, SGA expenses increased 15.2%, compared with the corresponding period in 1999. Excluding divested Regionals, the T&G, and NYTD, SGA expenses increased 1.5% in the third quarter of 2000 and 7.8% for the first nine months of 2000. The higher level of SGA expenses is partly attributable to the continuing national expansion of The New York Times newspaper. SGA expenses for the third quarter and the first nine months of 2000 include a $3.8 million work force reduction charge across most groups. SGA expenses include a $6.1 million and $10.1 million work force reduction charge (principally at The Boston Globe) in the third quarter and first nine months of 1999.

      The Company currently expects growth in its total expenses, excluding the effects of newsprint, the T&G and NYTD to be in the range of four to six percent for 2000.

Other Items

      Interest expense-net increased to $17.5 million in the 2000 third quarter and $48.0 million in the first nine months of 2000 compared with $12.9 million and $37.7 million in the comparable 1999 periods, principally due to additional borrowings to fund the purchase of the T&G and the Company's share repurchase program.

      The effective income tax rate for the third quarter of 2000 was 40.8% compared with 42.7% in the 1999 third quarter, excluding special items. For the first nine months of 2000 the effective income tax rate was 41.6% compared with 42.7% in the first nine months of 1999, excluding special items. The decreases for both the quarter and for the first nine months of 2000 were primarily due to lower state and local income taxes.

      Consolidated revenues, EBITDA, depreciation and amortization and operating profit by business segment were as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                              Nine Months Ended
                                  --------------------------------------------------------------------------------------------
                                  September 24,     September 26,                 September 24,     September 26,
(Dollars in thousands)                     2000              1999     % Change             2000              1999     % Change
------------------------------------------------------------------------------------------------------------------------------
REVENUES

Newspapers ...................      $   715,866       $   662,714         8.0%      $ 2,284,674       $ 2,039,776        12.0%
Broadcast ....................           37,486            35,210         6.5%          113,159           109,107         3.7%
Magazines ....................           26,545            26,749        -0.8%           91,036            87,049         4.6%
New York Times Digital .......           12,118             6,127        97.8%           37,152            14,958       148.4%
Intersegment eliminations (a)            (4,726)           (1,142)     -313.8%          (10,211)           (2,789)     -266.1%
                                    ------------------------------------------------------------------------------------------
   Total .....................      $   787,289       $   729,658         7.9%      $ 2,515,810       $ 2,248,101        11.9%
                                    ==========================================================================================

EBITDA

Newspapers ...................      $   171,202       $   157,403         8.8%      $   605,894       $   504,988        20.0%
Broadcast ....................           14,251            14,329        -0.5%           43,863            44,751        -2.0%
Magazines ....................            3,836             4,549       -15.7%           18,581            17,983         3.3%
New York Times Digital .......          (18,077)           (6,788)     -166.3%          (38,302)          (15,905)     -140.8%
Unallocated corporate expenses           (3,793)           (7,843)       51.6%          (17,881)          (23,156)       22.8%
Joint ventures ...............            4,017             4,976       -19.3%           11,441            12,620        -9.3%
                                    ------------------------------------------------------------------------------------------
   Total .....................      $   171,436       $   166,626         2.9%      $   623,596       $   541,281        15.2%
                                    ==========================================================================================

DEPRECIATION AND AMORTIZATION

Newspapers ...................      $    41,268       $    40,546         1.8%      $   125,219       $   122,161         2.5%
Broadcast ....................            4,020             4,371        -8.0%           12,622            13,103        -3.7%
Magazines ....................              310               338        -8.3%              958             1,050        -8.8%
New York Times Digital .......            2,637             1,293       103.9%            7,931             1,896       318.3%
Corporate ....................            2,997             2,332        28.5%            8,425             7,579        11.2%
Joint ventures ...............               88                88          --               263               264        -0.4%
                                    ------------------------------------------------------------------------------------------
   Total .....................      $    51,320       $    48,968         4.8%      $   155,418       $   146,053         6.4%
                                    ==========================================================================================

OPERATING PROFIT (LOSS)

Newspapers ...................      $   129,933       $   116,858        11.2%      $   480,675       $   382,825        25.6%
Broadcast ....................           10,231             9,957         2.8%           31,242            31,648        -1.3%
Magazines ....................            3,526             4,211       -16.3%           17,623            16,933         4.1%
New York Times Digital .......          (20,713)           (8,081)     -156.3%          (46,234)          (17,800)     -159.7%
Unallocated corporate expenses           (6,791)          (10,175)       33.3%          (26,308)          (30,734)       14.4%
                                    ------------------------------------------------------------------------------------------
   Total .....................      $   116,186       $   112,770         3.0%      $   456,998       $   382,872        19.4%
                                    ==========================================================================================

(A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

Newspaper Group: The Newspaper Group consists of The New York Times ("The Times"), The Boston Globe ("The Globe"), 15 other newspapers, newspaper distributors, a news service, a features syndicate, TimesFax, licensing operations of the New York Times databases and microfilm.

----------------------------------------------------------------------------------------------------------
                                      Three Months Ended                         Nine Months Ended
                       -----------------------------------------------------------------------------------
                       September 24,   September 26,              September 24,   September 26,
(Dollars in thousands)          2000            1999    % Change           2000            1999    % Change
----------------------------------------------------------------------------------------------------------
Revenues                  $  715,866      $  662,714       8.0%      $2,284,674      $2,039,776      12.0%
----------------------------------------------------------------------------------------------------------
EBITDA                    $  171,202      $  157,403       8.8%      $  605,894      $  504,988      20.0%
----------------------------------------------------------------------------------------------------------
Operating profit          $  129,933      $  116,858      11.2%      $  480,675      $  382,825      25.6%
----------------------------------------------------------------------------------------------------------

      Total Newspaper Group revenues in the third quarter and the first nine months of 2000 increased 8.0% and 12.0%, over the comparable periods in 1999. Excluding the T&G and divested Regionals, total Newspaper Group revenues increased 5.3% and 9.3% for the quarter and the first nine months of 2000. Performance was strongest at The Times and The Globe where advertising revenues increased 7.4% and 5.3% for the third quarter of 2000 and 14.8% and 11.1% in the first nine months of 2000. Both newspapers benefited from higher advertising rates.

      Third-quarter operating profit for the Newspaper Group increased 7.1% compared with the 1999 third quarter, excluding special items. For the first nine months of the year, operating profit increased 22.8% from the comparable 1999 period, excluding special items. Excluding the T&G and divested Regionals, total Newspaper Group operating profit increased 8.9% and 23.3% for the third quarter and the first nine months of 2000.

      The Company currently expects advertising revenue growth in the Newspaper Group, excluding the T&G, to be in the range of eight to nine percent for 2000.

      Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

------------------------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                       Nine Months Ended
                                    -----------------------------------------  -----------------------------------------
                                    September 24,   September 26,              September 24,   September 26,
(Dollars in thousands)                       2000            1999    % Change           2000            1999    % Change
-----------------------------------------------------------------------------  -----------------------------------------
The New York Times
    Advertising                        $  275,836      $  256,808       7.4%      $  941,414      $  820,119      14.8%
    Circulation                           114,924         110,397       4.1%         349,175         337,991       3.3%
    Other                                  41,358          38,053       8.7%         114,422         106,468       7.5%
-----------------------------------------------------------------------------  -----------------------------------------
    Total                              $  432,118      $  405,258       6.6%      $1,405,011      $1,264,578      11.1%
-----------------------------------------------------------------------------  -----------------------------------------
New England Newspaper Group
     The Boston Globe
     Advertising                       $  118,361      $  112,375       5.3%      $  371,890      $  334,642      11.1%
     Circulation                           33,244          34,414      -3.4%          99,029         100,317      -1.3%
     Other                                  3,101           2,571      20.6%           8,679           7,334      18.3%
-----------------------------------------------------------------------------  -----------------------------------------
     Subtotal                          $  154,706      $  149,360       3.6%      $  479,598      $  442,293       8.4%
-----------------------------------------------------------------------------  -----------------------------------------
     Worcester Telegram & Gazette
     Advertising                       $   13,935             N/A       N/A       $   42,292             N/A       N/A
     Circulation                            5,009             N/A       N/A           14,348             N/A       N/A
     Other                                     98             N/A       N/A              566             N/A       N/A
-----------------------------------------------------------------------------  -----------------------------------------
     Subtotal                          $   19,042             N/A       N/A       $   57,206             N/A       N/A
-----------------------------------------------------------------------------  -----------------------------------------
Total New England Newspaper
  Group
    Advertising                        $  132,296      $  112,375      17.7%      $  414,182      $  334,642      23.8%
    Circulation                            38,253          34,414      11.2%         113,377         100,317      13.0%
    Other                                   3,199           2,571      24.4%           9,245           7,334      26.1%
-----------------------------------------------------------------------------  -----------------------------------------
    Total                              $  173,748      $  149,360      16.3%      $  536,804      $  442,293      21.4%
-----------------------------------------------------------------------------  -----------------------------------------
Regional Newspapers
    Advertising                        $   87,636      $   85,965       1.9%      $  273,083      $  263,623       3.6%
    Circulation                            18,034          18,318      -1.6%          57,233          57,664      -0.7%
    Other                                   4,330           3,813      13.6%          12,543          11,618       8.0%
-----------------------------------------------------------------------------  -----------------------------------------
    Total                              $  110,000      $  108,096       1.8%      $  342,859      $  332,905       3.0%
-----------------------------------------------------------------------------  -----------------------------------------
Total Newspaper Group
    Advertising                        $  495,768      $  455,148       8.9%      $1,628,679      $1,418,384      14.8%
    Circulation                           171,211         163,129       5.0%         519,785         495,972       4.8%
    Other                                  48,887          44,437      10.0%         136,210         125,420       8.6%
-----------------------------------------------------------------------------  -----------------------------------------
    Total                              $  715,866      $  662,714       8.0%      $2,284,674      $2,039,776      12.0%
=============================================================================  =========================================

Advertising volume was as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                        Nine Months Ended
                                  ---------------------------------------------------------------------------------------
(Inches in thousands, preprints   September 24,  September 26,              September 24,  September 26,
in thousands of copies)                    2000           1999    % Change           2000           1999         % Change
-------------------------------------------------------------------------------------------------------------------------
The New York Times
    Retail                                111.4          112.6      -1.1%           379.5          374.8            1.2%
    National                              348.6          331.1       5.3%         1,185.9        1,062.6           11.6%
    Classified                            232.0          235.0      -1.3%           738.9          748.0           -1.2%
    Zoned                                 219.6          216.8       1.3%           742.8          722.8            2.8%
-------------------------------------------------------------------------------------------------------------------------
    Total                                 911.6          895.5       1.8%         3,047.2        2,908.2            4.8%
-------------------------------------------------------------------------------------------------------------------------
    Preprints                            98,940         95,610       3.5%         301,955        288,666            4.6%
-------------------------------------------------------------------------------------------------------------------------
New England Newspaper Group
    The Boston Globe
    Retail                                132.0          145.8      -9.5%           413.4          441.1           -6.3%
    National                              180.6          170.2       6.1%           582.2          524.3           11.0%
    Classified                            342.3          347.2      -1.4%         1,045.9        1,041.8            0.4%
    Zoned                                  54.6           54.9      -0.6%           182.4          185.7           -1.8%
-------------------------------------------------------------------------------------------------------------------------
    Total                                 709.5          718.1      -1.2%         2,223.9        2,193.0            1.4%
-------------------------------------------------------------------------------------------------------------------------
    Preprints                           188,104        181,565       3.6%         573,145        558,763            2.6%
-------------------------------------------------------------------------------------------------------------------------
    Worcester Telegram & Gazette
    Retail                                 72.0            N/A        N/A           222.5            N/A             N/A
    National                               22.5            N/A        N/A            57.9            N/A             N/A
    Classified                            133.1            N/A        N/A           403.7            N/A             N/A
    Zoned                                 120.0            N/A        N/A           362.9            N/A             N/A
-------------------------------------------------------------------------------------------------------------------------
    Total                                 347.6            N/A        N/A         1,047.0            N/A             N/A
-------------------------------------------------------------------------------------------------------------------------
    Preprints                            46,826            N/A        N/A         138,710            N/A             N/A
-------------------------------------------------------------------------------------------------------------------------
Regional Newspapers
    Retail                              1,657.2        1,732.6      -4.4%         5,311.0        5,438.6           -2.3%
    National                               70.0           62.4      12.2%           219.0          203.3            7.7%
    Classified                          2,021.4        2,001.4       1.0%         6,044.6        5,956.2            1.5%
    Legal                                  94.9           89.3       6.3%           429.2          362.7           18.3%
-------------------------------------------------------------------------------------------------------------------------
    Total                               3,843.5        3,885.7      -1.1%        12,003.8       11,960.8            0.4%
-------------------------------------------------------------------------------------------------------------------------
    Preprints                           258,612        251,086       3.0%         811,589        790,942            2.6%
-------------------------------------------------------------------------------------------------------------------------

      Average circulation for The Times, The Globe, the T&G and the Regional Newspapers for the quarter and nine months ended September 24, 2000, compared with the third quarter and nine months ended September 26, 1999, was as follows:

---------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                         September 24, 2000
---------------------------------------------------------------------------------------------------------------------
(Copies in thousands)                                    Weekday           % Change        Sunday           % Change
---------------------------------------------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                                       1,100.7              2.9%        1,675.0              2.3%
New England Newspaper Group
    The Boston Globe                                       467.6              0.8%          728.5             -1.2%
     Worcester Telegram & Gazette                          103.5              N/A           127.5              N/A
Regional Newspapers                                        672.5             -3.7%          727.9             -2.6%
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                         Nine Months Ended
                                                                         September 24, 2000
---------------------------------------------------------------------------------------------------------------------
(Copies in thousands)                                    Weekday           % Change        Sunday            % Change
---------------------------------------------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                                       1,116.3              1.5%        1,697.0              1.5%
New England Newspaper Group
     The Boston Globe                                      465.2              0.5%          720.8             -1.2%
     Worcester Telegram & Gazette                          104.6              N/A           134.2              N/A
Regional Newspapers                                        716.0             -2.3%          765.3             -1.9%
---------------------------------------------------------------------------------------------------------------------

      For the first nine months of 2000, circulation growth for The Times was primarily due to additional availability and promotion in major markets across the nation combined with programs to improve the quality and levels of its home delivery circulation base. Additionally, The Times, The Globe and the Regional Newspapers are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones.

      Excluding divested Regionals, average net paid circulation for the Regional Newspapers decreased 2.1% for weekday copies and 2.0% for Sunday copies in third quarter of 2000 compared with the third quarter of 1999. On the same basis, average net paid circulation for the Regional Newspapers decreased 1.8% for weekday copies and 1.6% for Sunday copies for the first nine months of 2000 compared with the first nine months of 1999.

Broadcast Group: The Broadcast Group comprises eight network-affiliated television stations and two radio stations.

-----------------------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended                                         Nine Months Ended
                          ---------------------------------------------------------------------------------------------------------
                          September 24,      September 26,                       September 24,         September 26,
(Dollars in thousands)             2000               1999         % Change               2000                  1999       % Change
-----------------------------------------------------------------------------------------------------------------------------------
 Revenues                       $37,486            $35,210            6.5%            $113,159              $109,107          3.7%
-----------------------------------------------------------------------------------------------------------------------------------
 EBITDA                         $14,251            $14,329           -0.5%             $43,863               $44,751         -2.0%
-----------------------------------------------------------------------------------------------------------------------------------
 Operating Profit               $10,231             $9,957            2.8%             $31,242               $31,648         -1.3%
-----------------------------------------------------------------------------------------------------------------------------------

      Revenues increased 6.5% in the 2000 third quarter to $37.5 million from $35.2 million in the 1999 third quarter, while operating profit increased 2.8% to $10.2 million from $10.0 million in the third quarter of last year. The improved performance in the third quarter resulted mainly from higher levels of advertising related to the elections and the Olympics. For the first nine months of 2000, revenues increased 3.7% and operating profit decreased 1.3% compared with the same period of 1999. Operating profit decreased mainly due to higher personnel costs.

Magazine Group: The Magazine Group comprises four golf publications and related activities in the golf field.

------------------------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended                                       Nine Months Ended
                         -----------------------------------------------------------------------------------------------------------
                         September 24,       September 26,                        September 24,       September 26,
(Dollars in thousands)            2000                1999         % Change               2000                 1999         % Change
------------------------------------------------------------------------------------------------------------------------------------
Revenues                       $26,545             $26,749           -0.8%             $91,036              $87,049           4.6%
------------------------------------------------------------------------------------------------------------------------------------
EBITDA                         $ 3,836             $ 4,549          -15.7%             $18,581              $17,983           3.3%
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit               $ 3,526             $ 4,211          -16.3%             $17,623              $16,933           4.1%
------------------------------------------------------------------------------------------------------------------------------------

      Third-quarter 2000 revenues decreased 0.8% to $26.5 million from $26.7 million in the 1999 third quarter. Operating profit in the 2000 third quarter decreased 16.3% to $3.5 million from $4.2 million in the third quarter of 1999. For the first nine months of 2000, revenues and operating profit were $91.0 million and $17.6 million compared with $87.0 million and $16.9 million in the first nine months of 1999. Revenues for the first nine months rose primarily due to the 50th Anniversary issue of Golf Digest magazine.

New York Times Digital: The NYTD group is the Company's Internet business division, which consists of NYTimes.com, newyorktoday.com, Boston.com, GolfDigest.com and Abuzz. Abuzz develops and deploys technology to enable online communities to share knowledge, interests and experience.

------------------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                                    Nine Months Ended
                               -----------------------------------------------------------------------------------------------------
                               September 24,     September 26,                        September 24,     September 26,
(Dollars in thousands)                  2000              1999        % Change                 2000              1999       % Change
------------------------------------------------------------------------------------------------------------------------------------
 Revenues                          $  12,118           $ 6,127           97.8%            $  37,152         $  14,958         148.4%
------------------------------------------------------------------------------------------------------------------------------------
 EBITDA                            $ (18,077)          $(6,788)        -166.3%            $ (38,302)        $ (15,905)       -140.8%
------------------------------------------------------------------------------------------------------------------------------------
 Operating loss                    $ (20,713)          $(8,081)        -156.3%            $ (46,234)        $ (17,800)       -159.7%
------------------------------------------------------------------------------------------------------------------------------------

      NYTD group revenues for the third quarter of 2000 increased 97.8% compared with the third quarter of 1999. For the first nine months of 2000, revenues increased 148.4% compared with the first nine months of 1999. These increases were primarily due to increased growth in advertising volume. Advertising revenue accounted for approximately 87.0% of NYTD group total revenues for the first nine months of 2000.

      Operating losses in the third quarter of 2000 increased to $20.7 million ($.08 per share) from $8.1 million ($.03 per share) in the same quarter last year. For the first nine months of 2000, operating losses rose to $46.2 million ($.16 per share) from $17.8 million ($.06 per share) in the first nine months of 1999. Higher operating losses for both the quarter and first nine months of 2000 were mainly due to increased staffing, promotion and advertising at NYTD.

      NYTD expects operating losses to be in the range of $63.0 million to $65.0 million and EBITDA losses to be in the range of $52.0 million to $54.0 million for 2000. NYTD continues to experience significant growth, and its goal is to achieve positive EBITDA for the year in 2002.

Liquidity and Capital Resources

      Net cash provided by operating activities was $381.0 million for the first nine months of 2000 compared with $381.9 million for the first nine months of 1999. Net cash used in investing activities was $290.5 million for the first nine months of 2000 compared with $53.9 million for the first nine months of 1999. The increase in cash utilized of $236.6 million was primarily due to the acquisition of the T&G, partially offset by the proceeds of the sale of the divested Regionals and the Company's investment in an online venture. Net cash used in financing activities was $111.5 million for the first nine months of 2000 compared with $320.5 million used in financing activities for the first nine months of 1999. This change was principally related to increases in commercial paper borrowings mostly used to fund the T&G acquisition and to repay $101.8 million in debt in 2000. The Company has continued to repurchase shares and both periods have been similarly affected.

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover all cash requirements, including working capital needs, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders. The ratio of current assets to current liabilities was 61.2% at September 24, 2000, and 62.2% at September 26, 1999. This decrease is principally due to an increase in commercial paper outstanding at September 24, 2000, mostly resulting from the funding of the T&G acquisition. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 33.6% at September 24, 2000, compared with 26.5% at September 26, 1999. This increase is principally the result of stock repurchases.

Financing: The Company's total debt, including commercial paper and capital leases, was $1.043 billion at September 24, 2000, and $818.8 million at September 26, 1999. The increase in total debt was primarily from an increase in commercial paper outstanding. On April 28, 2000, $100.0 million of the Company's six and one-half year senior notes was repaid; the remainder of the Company's debt and capital leases generally mature between March 2003 and March 2025. In June 2000 total available funds under the revolving credit agreements were increased to $600.0 million from $400.0 million. The Company's one-year revolving credit agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2001. The Company's multi-year revolving credit agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2005.

      The Company's revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Approximately $319.0 million of stockholders' equity was unrestricted under these agreements at September 24, 2000, and $537.6 million was unrestricted at September 26, 1999. The decline in the level of unrestricted stockholders' equity was primarily due to stock repurchases.

      The Company had $403.5 million in commercial paper outstanding at September 24, 2000, and $219.5 million at September 26, 1999. These obligations are supported by the revolving credit agreements, and no amounts are outstanding under these revolving credit agreements as of September 24, 2000. The amount available under the commercial paper facility was $196.5 million as of September 24, 2000.

      In March 2000 the Company issued $40.0 million of 7% subordinated convertible notes due March 21, 2003, to three venture capital firms. Upon an initial public offering of Class C Stock (see Proposed Tracking Stock below), this debt is convertible, at the election of the venture capital firms, into shares of Class C Stock intended to represent approximately 6.7% of the pre-offering equity of the NYTD group. This debt is not currently convertible (the Company has recently withdrawn its Form S-3 for the initial public offering of Class C Stock, see Proposed Tracking Stock below). Beginning

January 1, 2002, if no initial public offering of the Class C Stock has occurred, the venture capital firms have the right to require the Company to repurchase the notes at their $40.0 million face value.

      The Company's Condensed Consolidated Balance Sheets as of December 26, 1999, contains a $25.0 million accrued expense related to a contingent payment to former stockholders of Abuzz Technologies, Inc. The Company's recent withdrawal of the form S-3 has made it more likely that this payment will become due and payable after January 1, 2001.

      Capital Expenditures: The Company currently estimates that capital expenditures for 2000 will range from $90.0 million to $100.0 million. The Company currently anticipates that depreciation and amortization expense for 2000 will be in the range of $210.0 million to $215.0 million compared with $197.5 million in 1999.

Proposed Tracking Stock

      On January 20, 2000, the Board of Directors of the Company authorized, subject to shareholder approval, the issuance of a new class of stock ("Class C Stock") and on January 28, 2000, the Company filed a registration statement on Form S-3 (the "Form S-3") related to the proposed initial public offering of Class C Stock. This proposed tracking stock was intended to track the performance of the NYTD group. At the Annual Meeting of Stockholders held on May 23, 2000, stockholders authorized the filing of an amendment to the Company's certificate of incorporation to create this new class of stock, which the Company has yet to do.

      On October 12, 2000, the Company withdrew the Form S-3 due to unfavorable conditions in the public equities markets. This decision to withdraw the Form S-3 will not have a material impact on the NYTD group's day-to-day operations or its expansion plans.

Factors That Could Affect Operating Results

      Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company's various markets and material increases in newsprint and magazine paper prices. They also include other risks detailed from time to time in the Company's publicly-filed documents, including the Company's Annual Report on Form 10-K for the period ended December 26, 1999. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's quantitative and qualitative market risk is principally associated with market interest rate fluctuations related to its debt obligations. The Company does not consider such market risk significant.

                           PART II. OTHER INFORMATION

Item 6. (a) Exhibits and Reports on Form 8-K Exhibits

            10.2 The Company's Executive Stock Incentive Plan, as amended on September 21, 2000

            10.3 The Company's 1991 Executive Cash Bonus Plan, as amended through May 23, 2000

            10.4 The Company's Non-Employee Directors' Stock Option Plan, as amended through September 21, 2000

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

                                           THE NEW YORK TIMES COMPANY
                                           --------------------------
                                                 (Registrant)


Date: November 8, 2000                        /s/ John M. O'Brien
      ----------------                     --------------------------
                                               John M. O'Brien
                                           Senior Vice President and
                                            Chief Financial Officer
                                          (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                        Quarter Ended September 24, 2000

Exhibit No.

      (a)   Exhibit

                  10.2 The Company's Executive Stock Incentive Plan, as amended on September 21, 2000

                  10.3 The Company's 1991 Executive Cash Bonus Plan, as amended through May 23, 2000

                  10.4 The Company's Non-Employee Directors' Stock Option Plan, as amended through September 21, 2000

                  12    Ratio of Earnings to Fixed Charges

                  27    Financial Data Schedule