Form 10-K405
period 2000-12-31
NEW YORK TIMES CO
filed 2001-02-21
CIK 71691

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000        COMMISSION FILE NUMBER 1-5837

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

                                 Not Applicable
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of Class A Common Stock held by non-affiliates as of February 16, 2001, was approximately $5.80 billion. As of such date, non-affiliates held 93,270 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant's common stock as of February 16, 2001, was as follows: 161,310,881 shares of Class A Common Stock and 847,158 shares of Class B Common Stock.

            Document incorporated by reference                              Part
            ----------------------------------                              ----
Proxy Statement for the 2001 Annual Meeting of Stockholders..............    III

================================================================================

                       INDEX TO THE NEW YORK TIMES COMPANY

                                 2000 FORM 10-K

                                -----------------

                                                     PART I

Item No.                                                                                                 Page
--------                                                                                                 -----
  1.  Business  ....................................................................................       1
         Introduction...............................................................................       1
         Newspapers.................................................................................       1
            The New York Times......................................................................       1
               Circulation..........................................................................       1
               Advertising..........................................................................       2
               Production and Distribution..........................................................       2
               Related Businesses...................................................................       3
            New England Newspaper Group.............................................................       3
               Circulation: The Globe...............................................................       4
               Circulation: Worcester...............................................................       4
               Advertising..........................................................................       5
               Production and Distribution..........................................................       5
            Regional Newspapers.....................................................................       5
         Broadcasting...............................................................................       6
         Magazines..................................................................................       7
         New York Times Digital.....................................................................       7
         Forest Products Investments and Other Joint Venture........................................       8
            Forest Product Investments..............................................................       8
            Other Joint Venture.....................................................................       8
         Raw Materials..............................................................................       8
         Competition  ..............................................................................       9
         Employees..................................................................................      10
            Labor Relations.........................................................................      10
  2.  Properties....................................................................................      11
  3.  Legal Proceedings.............................................................................      12
  4.  Submission of Matters to a Vote of Security Holders...........................................      12
         Executive Officers of the Registrant.......................................................      12

                                                     PART II

  5.  Market for the Registrant's Common Equity and Related Stockholder Matters.....................      13
  6.  Selected Financial Data.......................................................................      13
  7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........      13
  8.  Financial Statements and Supplementary Data...................................................      13
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........      13

                                                     PART III

 10.  Directors and Executive Officers of the Registrant............................................      13
 11.  Executive Compensation........................................................................      14
 12.  Security Ownership of Certain Beneficial Owners and Management................................      14
 13.  Certain Relationships and Related Transactions................................................      14

                                                     PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................      14

                                     PART I

ITEM 1. Business.

INTRODUCTION

The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company including newspapers, television and radio stations, magazines, electronic information and publishing, Internet businesses, and forest products investments. Financial information about industry segments is incorporated by reference to Note 16 to the Consolidated Financial Statements on page F-31 of this report.

The Company currently classifies its businesses into the following segments:

o Newspapers: The New York Times ("The Times"); the New England Newspaper Group, consisting of The Boston Globe, a daily newspaper, the Boston Sunday Globe (both editions, "The Globe") and the Worcester Telegram & Gazette, in Worcester, Mass. (acquired January 7, 2000); 14 other daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina ("Regional Newspapers"); newspaper distributors in the New York City and Boston metropolitan areas; news, photo and graphics services and news and features syndication; TimesDigest; The New York Times Index; and licensing of the trademarks and copyrights of The Times and The Globe.

o Broadcasting: television stations WREG-TV in Memphis, Tenn.; WTKR-TV in Norfolk, Va.; KFOR-TV in Oklahoma City, Okla.; WNEP-TV in Scranton, Pa.; WHO-TV in Des Moines, Iowa; WHNT-TV in Huntsville, Ala.; WQAD-TV in Moline, Ill.; and KFSM-TV in Fort Smith, Ark.; and radio stations WQXR(FM) and WQEW(AM) in New York City.

o Magazines: Golf Digest, Golf Digest Woman, Golf World and Golf World Business (the "Magazine Group"). On January 31, 2001, the Company announced an agreement with Advance Publications, Inc. to purchase the Company's golf properties, which include substantially all of the assets of the Magazine Group and GolfDigest.com.

o New York Times Digital: the Company's major Internet businesses, including NYTimes.com (www.nytimes.com), Boston.com (www.boston.com), newyorktoday.com (www.newyorktoday.com), WineToday.com
      (www.winetoday.com), GolfDigest.com (www.golfdigest.com), Abuzz, an online knowledge-sharing network; and licensing of electronic databases and CD-ROM products.

      Additionally, the Company owns minority equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine, and a one-half interest in the International Herald Tribune.

NEWSPAPERS

The Newspaper Group segment consists of The Times, the New England Newspaper Group, 14 Regional Newspapers, newspaper distributors, and certain related businesses.

The New York Times

Circulation

The Times is a standard-size daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1851. The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 59% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 41% is sold elsewhere. On Sundays, approximately 55% of the circulation is sold in the greater New York City area and 45% elsewhere. According to reports filed with the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2000, The Times has the largest daily and Sunday circulation of all seven-day newspapers in the United States.

The Times's average weekday and Sunday circulations for the two 12-month periods ended September 30, 1999, and September 30, 2000, as audited by ABC (except as indicated), are shown in the table below:

                                                   Weekday (Mon. - Fri.)  Sunday
                                                   ---------------------  ------
                                                        (Thousands of copies)
2000 (unaudited)...................................   1,122.4            1,686.7

1999...............................................   1,109.7            1,671.2

Approximately 62% of the weekday circulation and 58% of the larger Sunday circulation were sold through home and office delivery in 2000. During the year ended December 31, 2000, the average weekday circulation of The Times increased approximately 22,200 copies above 1999 to approximately 1,132,400 copies and the average Sunday circulation increased by approximately 29,200 copies above 1999 to approximately 1,697,300 copies. An increase in home delivery rates was effective February 5, 2001.

Advertising

Total advertising volume in The Times for the two years ended December 26, 1999, and December 31, 2000, as measured by The Times, is shown in the table below. The "National" heading in the table below includes such categories as entertainment, financial, magazine and general advertising.

                                            Full Run
                              ------------------------------------                             Preprint
                               Retail       National    Classified      Zoned       Total(1)   Copies
                               Inches       Inches      Inches          Inches      Inches     Distributed
                               -------      -------     --------        -------     -------    -----------
                                                   (Inches and Preprints in Thousands)
2000.......................    574.0        1,691.6       964.6        1,033.4     4,263.6      459,311

1999.......................    567.3        1,582.1       984.2        1,015.7     4,149.3      427,857

The table includes volume for The New York Times Magazine, which published 3,760 pages of advertising in 2000, compared with 3,651 pages in 1999.

Advertising rates for The Times increased an average of 7% in January 2000, and 7% in January 2001.

Based on recent data provided by Competitive Media Reporting, Inc., an independent agency that measures advertising sales volume and estimates advertising revenue, and The Times's internal analysis, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area.

Production and Distribution

Generally, The Times is printed at its production and distribution facilities in Edison, N.J., and Flushing, N.Y., as well as the regional print sites described below.

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

The editions of The Times distributed outside of the New York City area are printed under contract at the following sites:

Region(1)           Print Sites
--------------------------------------------------------------------------------
Midwest             Chicago, Ill.; Canton, Ohio; Ann Arbor, Mich.(2);
                    Columbia, Mo.(2); Dayton, Ohio(2); Minneapolis, Minn.(2)
--------------------------------------------------------------------------------
Northeast           Billerica, Mass.(3); Springfield, Va.
--------------------------------------------------------------------------------
Southeast           Atlanta, Ga.; Ft. Lauderdale, Fla.; Lakeland, Fla.(4);
                    Gastonia, N.C.(2)
--------------------------------------------------------------------------------
Southwest           Austin, Tex.; Phoenix, Ariz.
--------------------------------------------------------------------------------
West                Torrance and Concord, Calif.; Tacoma, Wash.; Denver, Colo.
--------------------------------------------------------------------------------

The Times currently has agreements with various newspapers and other delivery agents located in the United States and Canada to deliver The Times in their respective markets and, in some cases, to expand current markets. The agreements include various arrangements for delivery on Sundays and daily to homes and newsstands.

A subsidiary of the Company, City & Suburban Delivery Systems, Inc. ("City & Suburban"), operates a wholesale newspaper distribution business that distributes The Times and other newspapers and periodicals in New York City, Long Island (N.Y.), the counties of Westchester (N.Y.) and Fairfield (Conn.) and New Jersey. Approximately 94% of The Times's single-copy daily circulation and 93% of its single-copy Sunday circulation in the New York City metropolitan area are delivered by City & Suburban or The Times. Approximately 94% of The Times's daily home-delivered circulation and 95% of its Sunday home-delivered circulation in the New York City metropolitan area are delivered to depots by City & Suburban or The Times.

Related Businesses

Name                                        Description of Business
--------------------------------------------------------------------------------
New York Times Index                        Produces The New York Times Index, a
                                            print publication; also licenses
                                            Bell & Howell Information and
                                            Learning to sell The New York Times
                                            Index and to produce and sell The
                                            Times on microfilm
--------------------------------------------------------------------------------
The New York Times News Services Division:
--------------------------------------------------------------------------------
The New York Times News Service             Transmits articles, graphics and
                                            photographs from The Times, The
                                            Globe and other publications to
                                            approximately 650 newspapers and
                                            magazines in the United States and
                                            in more than 50 countries worldwide
--------------------------------------------------------------------------------
The New York Times Syndicate                Markets other supplemental news
                                            services and feature material,
                                            graphics and photographs from The
                                            Times and other leading news sources
                                            to newspapers and magazines around
                                            the world
--------------------------------------------------------------------------------
NYT Television                              Using New York Times branded and
                                            other content, creates television
                                            programming for a variety of cable
                                            channels and other outlets,
                                            including PBS
--------------------------------------------------------------------------------

New England Newspaper Group

The Boston Globe is owned and published by the Company's subsidiary, Globe Newspaper Company, Inc. ("The Globe" may also be used to refer to Globe Newspaper Company, Inc.)

On January 7, 2000, the Telegram & Gazette was acquired by the Company's subsidiary, Worcester Telegram & Gazette Corporation ("Worcester"), which owns and publishes the newspaper in Worcester, Mass.

The Globe and Worcester are divisions of the Company's New England Newspaper Group.

----------
(1) Most advance sections of the Sunday newspaper distributed in these areas are printed at Edison, N.J., Flushing, N.Y., and Concord, Calif.
(2)   Commencing in 2001.
(3)   At The Globe.
(4)   At the Company's regional newspaper, The Ledger.

Circulation: The Globe

The Globe is a daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1872, and was acquired by the Company in 1993. The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC reports, as of September 24, 2000, the weekday (Monday through Friday) circulation of The Globe was the 15th largest of any weekday newspaper; circulation of the Sunday edition was the 10th largest of any Sunday newspaper published in the United States; and its daily and Sunday circulation was the largest of all newspapers published in either Boston or New England.

The Globe's average weekday and Sunday paid circulation for the two 12-month periods ended March 26, 2000, and March 28, 1999, as audited by ABC, are shown below:

                                                  Weekday (Mon-Fri)      Sunday
                                                  ----------------       ------
                                                         (Thousands of copies)
2000..............................................     469.9              726.8

1999..............................................     470.0              741.2

During the year ended December 31, 2000, the average weekday circulation of The Globe decreased approximately 1,181 copies below 1999 to approximately 467,900 copies and the average Sunday circulation decreased by approximately 8,939 copies below 1999 to approximately 719,500 copies.

Approximately 75.3% of The Globe's weekday circulation and 65.4% of its larger Sunday circulation are sold through home or office delivery; the remainder are sold primarily on newsstands.

Circulation: Worcester

The Telegram & Gazette is a daily (Monday through Saturday) newspaper, which began publishing in 1866. Its Sunday companion, the Sunday Telegram, began in 1884. These newspapers and several non-daily newspapers, some published under the name of Coulter Press, circulate throughout Worcester County and northeastern Connecticut. The daily Telegram & Gazette is the 97th largest newspaper in the U.S.

The Telegram & Gazette's average weekday and Sunday paid circulations, for the two six-month periods ended September 30, 2000 and September 30, 1999, as reported to ABC in the Newspaper Publisher's Statement, are shown below:

                                                    Daily (Mon-Sat)       Sunday
                                                     -------------        ------
                                                         (Thousands of copies)
2000...............................................     103.6              127.5

1999...............................................     106.7              133.2

From December 31, 1999 to December 31, 2000, the average daily circulation of the Telegram & Gazette decreased approximately 3,600 copies, and the average Sunday circulation decreased approximately 5,800 copies. Approximately 80% of its daily and Sunday circulation is distributed by home or office delivery; the remainder are sold in stores or newsstands.

Advertising

The Globe's and Worcester's advertising volumes by category of advertising for the two years ended December 31, 2000, for all editions, as measured by The Globe and Worcester, respectively, are set forth below:

                                            Full Run
                              ------------------------------------                             Preprint
                               Retail       National    Classified      Zoned       Total(1)   Copies
                               Inches       Inches      Inches          Inches      Inches     Distributed
                               -------      -------     --------        -------     -------    -----------
                                                   (Inches and Preprints in Thousands)
2000
Globe......................    646.6          797.6     1,371.8          301.6     3,117.6      831,303
Worcester(2)...............    320.1           82.2       536.7          493.9     1,432.9      201,135

1999
Globe......................    667.5          753.1     1,354.4          256.2     3,031.2      801,842
Worcester..................    345.8           51.6       521.7          567.3     1,486.4      200,931

Both The Globe and Worcester adjusted advertising rates in each category of advertising in 2000. Worcester adjusted all of its rates effective as of January 1, 2001. Additionally, The Globe's latest increase in certain retail, preprint and help-wanted advertising rates occurred on January 1, 2001. These rate increases ranged from 2% to 6%.

Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc. for the 12-month period ending December 31, 2000, the Globe ranked first and Worcester ranked sixth in advertising inches among all newspapers published in Boston and New England.

Production and Distribution

All editions of The Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Mass. satellite plant. All editions of the Telegram & Gazette are printed and prepared for delivery at Worcester's plant in Millbury, Mass.

Virtually all of The Globe's home-delivered circulation is delivered through The Globe's distribution subsidiary, Community Newsdealers Inc., although Worcester is now delivering 7,500 daily and 10,000 Sunday Globes in its home delivery area. Direct single-copy distribution by The Globe and its subsidiary Retail Sales, Inc. accounted for 61% and 56% of the average weekday and Sunday single-copy distribution of The Globe in 2000.

Regional Newspapers

The Company currently owns 14 daily newspapers, of which 12 publish on Sunday.

                                      Daily        Sunday                                              Daily        Sunday
Daily Newspapers                      Circulation  Circulation      Daily Newspapers                   Circulation  Circulation
-------------------------------------------------------------------------------------------------------------------------------
The Gadsden Times (Ala.)                   25,500       27,300      The Ledger (Lakeland, Fla.)             73,600       89,100
The Tuscaloosa News (Ala.)                 38,000       39,700      The Courier (Houma, La.)                19,000       21,000
TimesDaily (Florence, Ala.)                31,900       34,600      Daily Comet (Thibodaux, La.)            11,700           NA
The Press Democrat (Santa Rosa, Calif.)    92,000      101,300      The Dispatch (Lexington, N.C.)          13,000           NA
Sarasota Herald-Tribune (Fla.)            105,900      131,900      Times-News (Hendersonville, N.C.)       20,100       20,300
Star-Banner (Ocala, Fla.)                  49,400       53,400      Wilmington Morning Star (N.C.)          55,900       64,400
The Gainesville Sun (Fla.)                 51,300       58,500      Herald-Journal (Spartanburg, S.C.)      54,200       62,700

In September and October 2000, the Company sold the Santa Barbara News-Press (Calif.), the Daily World (Opelousas, La.), the Daily News (Palatka, Fla.), the Lake City Reporter (Fla.), The News-Sun (Sebring/Avon Park, Fla.), The News-Leader (Fernandina Beach, Fla.) and the Marco Island Eagle (Fla.). The News-Leader, The News-Sun and the Marco Island Eagle were all non-daily newspapers. The advertising and circulation information presented below does not include amounts relating to the newspapers sold in 2000.

----------
(1)   All totals exclude preprint inches.
(2)   For the period January 7 through December 31, 2000.

The Regional Newspapers' circulation for the years ended December 31, 2000, and December 26, 1999, is shown in the table below:

                                                   Daily             Sunday(1)
                                                   -----             -------
                                                    (Thousands of Copies)

2000........................................       641.5             704.2

1999........................................       653.8             716.8

Advertising volume, stated on the basis of six columns per page, was 13,790,400 inches in 2000, compared with 13,590,600 inches in 1999. Preprints distributed in 2000 were 1,081,986,000, compared with 1,021,144,000 in 1999.

BROADCASTING

The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. Radio and television license renewals are now normally granted for terms of eight years.

Station                                                  License Expiration Date
--------------------------------------------------------------------------------
WTKR-TV (Norfolk, Va.)                                   October 1, 2004
--------------------------------------------------------------------------------
WHNT-TV (Huntsville, Ala.)                               April 1, 2005
KFSM-TV (Ft. Smith, Ark.)                                June 1, 2005
WREG-TV (Memphis, Tenn.)                                 August 1, 2005
WQAD-TV (Moline, Ill.)                                   December 1, 2005
--------------------------------------------------------------------------------
WHO-TV (Des Moines, Iowa)                                February 1, 2006
KFOR-TV (Oklahoma City, Okla.)                           June 1, 2006
--------------------------------------------------------------------------------
WNEP-TV (Scranton, Penn.)                                August 1, 2007
--------------------------------------------------------------------------------
WQXR(FM) (New York, N.Y.)                                June 1, 2006
WQEW(AM) (New York, N.Y.)                                June 1, 2006
--------------------------------------------------------------------------------

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

                      Market's                   Network
Station               Nielsen Ranking(2)         Affiliation            Band
--------------------------------------------------------------------------------
WREG-TV               40                         CBS                    VHF
--------------------------------------------------------------------------------
WTKR-TV               41                         CBS                    VHF
--------------------------------------------------------------------------------
KFOR-TV               45                         NBC                    VHF
--------------------------------------------------------------------------------
WNEP-TV               51                         ABC                    UHF(3)
--------------------------------------------------------------------------------
WHO-TV                70                         NBC                    VHF
--------------------------------------------------------------------------------
WHNT-TV               82                         CBS                    UHF(3)
--------------------------------------------------------------------------------
WQAD-TV               88                         ABC                    VHF
--------------------------------------------------------------------------------
KFSM-TV               118                        CBS                    VHF
--------------------------------------------------------------------------------

----------
(1)   Includes twelve daily newspapers.
(2) According to Nielsen Media Research, a research company that measures audiences for television stations.
(3)   All other stations in this market are also in the UHF band.

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

As of December 31, 2000, the Company published the magazines listed in the chart below:

                                                                                         Percentage                   Percentage
                                                                                         Increase                     Increase
                                                                                         (Decrease) in                (Decrease) in
                                                                                         Average                      Advertising
                                             Subject/                  Average           Circulation    Advertising   Pages
Magazine               Frequency             Audience     Rate Base    Circulation(1)    Over 1999      Pages(2)      Over 1999
--------------------   ----------------      --------     ---------    --------------    -------------  -----------   -------------
Golf Digest            Monthly               Golf         1,550,000    1,567,600            0.9           1,488         (2.9)
Golf Digest Woman      4 issues per year     Golf           250,000      250,000             --             159        205.8
Golf World             46 issues per year    Golf           155,000      157,700           (0.2)          1,434         10.4
Golf World Business    10 issues per year    Golf trade      17,500       18,600           (5.1)            621(3)     (27.6)(3)

On January 31, 2001, the Company announced an agreement with Advance Publications, Inc. to purchase the Company's golf properties, which include substantially all of the assets of the Magazine Group and GolfDigest.com.

NEW YORK TIMES DIGITAL

New York Times Digital operates the Company's major Internet businesses, which include the following:

--------------------------------------------------------------------------------
NYTimes.com                                 Exclusive Internet access to the
                                            complete contents of The Times, plus
                                            enhanced features and regularly
                                            updated breaking news.
--------------------------------------------------------------------------------
newyorktoday.com                            Information concerning life in New
                                            York City, including neighborhood
                                            news, classifieds and entertainment
                                            and restaurant reviews and listings.
--------------------------------------------------------------------------------
Boston.com                                  Information concerning Boston and
                                            New England and featuring exclusive
                                            Internet access to the complete
                                            contents of The Globe.
--------------------------------------------------------------------------------
WineToday.com                               News and information about wine,
                                            including a searchable database
                                            containing expert tastings of over
                                            5,000 wines from around the world.
--------------------------------------------------------------------------------
GolfDigest.com(4)                           Custom news, features and
                                            instructional information for
                                            golfers featuring exclusive Internet
                                            access to the complete contents of
                                            Golf Digest, Golf World and Golf
                                            Digest Woman.
--------------------------------------------------------------------------------
Abuzz                                       Online knowledge-sharing network.
--------------------------------------------------------------------------------

New York Times Digital also licenses LEXIS/NEXIS, Factiva, Bell & Howell Information and Learning, The Dialog Corp., and the Gale Group to store, market and distribute its online computer databases. New York Times Digital also distributes some of these databases itself.

----------
(1)   As reported by the publisher to ABC or the Business Publications
      Association.
(2) As reported by the publisher to Publisher's Information Bureau ("PIB"); or, in the case of Golf World Business and Golf Digest Woman, as calculated by the publisher using the same methodology as for PIB. The advertising pages for Golf Digest exclude Golf Digest Woman.
(3) Golf World Business has been redesigned resulting in a 37% page size reduction from 10 3/4 x 14 1/2 to 9 x 10 7/8.
(4) GolfDigest.com is included in the sale of the Company's golf properties to Advance Publications, Inc.

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURE

The Company has ownership interests in one newsprint mill and one supercalendered (glossy paper used in magazines) paper mill (the "Forest Products Investments") and the International Herald Tribune.

Forest Products Investments

The Company has a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by Abitibi-Consolidated ("Abitibi"), a global manufacturer of paper. Malbaie purchases pulp from Abitibi and manufactures newsprint from this raw material on the paper machine it owns within the Abitibi paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Abitibi for its pulp. In 2000 Malbaie produced 225,000 metric tons of newsprint, 97,000 tons of which were sold to the Company, with the balance sold to Abitibi for resale.

The Company has an equity interest in a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison"). The Company's interest in Madison is 40%. Madison produces supercalendered paper at its facility in Madison, Me. Madison purchases all of its wood from local suppliers, mostly under long-term contracts. In 2000 Madison produced 185,000 metric tons, 14,000 tons of which were sold to the Company.

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

Other Joint Venture

The Company and The Washington Post Company each own a one-half interest in the International Herald Tribune S.A.S., which publishes the International Herald Tribune. The newspaper is edited in Paris and printed in Athens, Bangkok, Bologna, Frankfurt, Hong Kong, Jakarta, Kuala Lumpur, London, Madrid, Manila, Marseille, New York, Paris, Seoul, Singapore, Tel Aviv, The Hague, Tokyo, Toulouse and Zurich.

RAW MATERIALS

The primary raw materials used by the Company are newsprint and supercalendered and coated paper. Neither the Company nor any of its businesses is dependent on any one supplier of paper.

In 2000 and 1999, the Company used the following types and quantities of paper (all amounts in metric tons):

                                                                  Coated,
                                                             Supercalendered
Publication                      Newsprint                   and Other Paper
--------------------------------------------------------------------------------
                         2000              1999           2000            1999
--------------------------------------------------------------------------------
The Times1(1)            347,000           322,000        27,000          26,000
--------------------------------------------------------------------------------
  The Globe(1)           137,000           141,000         4,300           4,000
  Worcester(2)            13,000                --            --              --
--------------------------------------------------------------------------------
Total New England
  Newspaper Group        150,000           141,000         4,300           4,000
--------------------------------------------------------------------------------
Regional Newspapers      102,000           100,500            --              --
--------------------------------------------------------------------------------
Magazine Group                --                --        10,400          10,200
--------------------------------------------------------------------------------
Total                    599,000           563,500        41,700          40,200
--------------------------------------------------------------------------------

The paper used by The Times, The New York Times Magazine, the New England Newspaper Group, the Regional Newspapers and the magazines published by the Magazine Group was purchased under long-term contracts with unrelated suppliers and related suppliers in which the Company holds equity interests (see "Forest Products Investments"). During 2000, The Globe and Worcester decreased the size of their printed sheets from 54 inches to 50 inches. Web width reductions are planned at eight of the fourteen Regional Newspapers in 2001.

COMPETITION

The Times competes with newspapers of general circulation in New York City and its suburbs, as well as with national publications such as The Wall Street Journal and USA Today. The Times also competes with magazines, television, radio, direct mail, the Internet and other media.

The Globe competes with other daily, weekly and national newspapers distributed in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday). The Globe also competes with other communications media, such as direct mail, magazines, radio, the Internet and television. Worcester competes with other daily and weekly newspapers distributed in Worcester and adjacent counties, including in northeastern Connecticut, and competes with radio, cable television and direct mail.

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

The New York Times News Service and Syndicate operations compete with several other syndicated features and supplemental news services.

----------
(1) The Times and The Globe use coated, supercalendered or other paper for The New York Times Magazine and The Globe's Sunday Magazine.
(2)   Worcester was acquired by the Company on January 7, 2000.

New York Times Digital competes with other news and information Websites, such as MSNBC.com and CNN.com, Internet content aggregators, such as Yahoo and AOL, and other Internet businesses.

EMPLOYEES

As of December 31, 2000, the Company had approximately 14,000 full-time equivalent employees.

                                    The Times            4,950
                  New England Newspaper Group            3,950
                          Regional Newspapers            3,100
                              Broadcast Group              900
                               Magazine Group              250
                       New York Times Digital              450
              Corporate/Shared Service Center              400
                                                       -------
                                Total Company           14,000
                                                       =======

Labor Relations

Approximately 3,582 full-time equivalent employees of The Times and City & Suburban are represented by 15 unions for collective bargaining purposes. Approximately 30 employees of New York Times Digital are represented by the Newspaper Guild of New York.

The Times has collective bargaining agreements in effect through at least March 30, 2003, with all of its unions except the International Brotherhood of Electricians, which has a contract expiring March 30, 2002, that covers approximately five full-time maintenance employees.

City & Suburban's collective bargaining agreement with its drivers' union, representing approximately 510 full-time equivalent employees, expires in 2008; its four agreements with its truck maintenance unions, representing approximately 23 full-time equivalent employees, expire in 2003; its agreement with its support staff union, representing approximately 17 full-time equivalent employees, expires in April, 2001; and its agreements with its two building maintenance unions, representing approximately nine full-time equivalent employees, expired in 2000. City & Suburban is in the process of negotiating successor agreements.

The Times's agreement with its printing pressmens' union (which covers approximately 450 production employees) provides that wages for the 2000-2005 period are to be negotiated by the parties. If the negotiations do not result in an agreement, the issue of wages for this period is to be submitted to binding arbitration for resolution.

Approximately 2,100 full-time equivalent employees of The Globe are represented by 12 unions. Effective December 31, 2000, the contract with the Boston Globe Employees Association, an affiliate of The Newspaper Guild representing non-production employees, expired and negotiations for a new contract have begun.

In 2000, The Globe concluded negotiations with one production union for a four-year contract, effective January 1, 1999 through December 31, 2002 and also concluded negotiations for a wage re-opener with a second production union, which has a nine-year contract that expires December 31, 2001. Two other production unions have contracts that will expire December 31, 2001. In addition, one other production union has a four-year contract, which extends through December 31, 2002, two unions have six-year contracts, which extend through December 31, 2004, and one has a ten-year contract, which extends through December 31, 2006. Three production unions have contracts which expired December 31, 1998. Negotiations with those unions are ongoing. The Globe expects to conclude those negotiations in 2001.

Approximately one-third of the 661 full-time equivalent employees of Worcester are represented by four unions. Contracts with three production unions expire August 31, 2002, November 30, 2002 and October 8, 2003, respectively. The Providence

Newspaper Guild was certified as the bargaining agent for Worcester newsroom employees in 1993 and for Worcester circulation employees in 2000. Negotiations are ongoing.

The Company cannot predict the timing or the outcome of the various negotiations described above.

Two other entities owned by the Company (The Press Democrat and WQXR(FM)) also have collective bargaining agreements covering certain of their employees.

ITEM 2. Properties.

The general character, location, terms of occupancy and approximate size of the Company's principal plants and other materially important properties at December 31, 2000, are listed below.

General Character            Approximate Area in   Approximate Area in
of Property                  Square Feet (Owned)  Square Feet (Leased)
--------------------------------------------------------------------------------
Newspaper Publishing
--------------------------------------------------------------------------------
Printing plants, business
and editorial offices,
garages and warehouse
space located in:
--------------------------------------------------------------------------------
New York, N.Y.                       714,000                70,000
--------------------------------------------------------------------------------
Flushing, N.Y.                            --               515,000(1)
--------------------------------------------------------------------------------
Edison, N.J.                              --             1,300,000(2)
--------------------------------------------------------------------------------
Boston, Mass.                        652,000                    --
--------------------------------------------------------------------------------
Billerica, Mass.                     290,000                    --
--------------------------------------------------------------------------------
Westwood, Mass.                      115,000                    --
--------------------------------------------------------------------------------
Worcester, Mass.                     137,000                    --
--------------------------------------------------------------------------------
Millbury, Mass.                      120,000                    --
--------------------------------------------------------------------------------
Other locations                    1,324,600               548,000
--------------------------------------------------------------------------------
Online publishing                         --                83,000
--------------------------------------------------------------------------------
Broadcasting
--------------------------------------------------------------------------------
Business offices, studios
and transmitters at
various locations                    324,820                26,725
--------------------------------------------------------------------------------
Magazine Publishing                   87,000                34,300
--------------------------------------------------------------------------------
Total                              3,764,420             2,577,025
--------------------------------------------------------------------------------

On October 13, 2000, the Company announced that the Renzo Piano Building Workshop (in association with Fox & Fowle Architects), has been selected to design the proposed new headquarters of the Company, to be located in midtown Manhattan, N.Y. Contingent upon approval by the Company's Board of Directors and the successful completion of negotiations with the State of New York, the Company and Forest City Ratner Companies Inc. (its development partner) are preliminarily targeting occupancy for 2005.

----------
(1) The Company is leasing a 31-acre site in Flushing, N.Y., where its printing and distribution plant is located, and has the option to purchase the property at any time prior to the end of the lease in 2019.
(2) The Edison production and distribution facility is occupied pursuant to a long-term lease with renewal and purchase options.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

                                           Employed By         Position(s) As Of
Name                              Age      Registrant Since    February 21, 2001
---------------------------       ----     ----------------    ---------------------------------------------------------------------
Corporate Officers
Arthur Sulzberger, Jr.             49           1978           Chairman (since 1997) and Publisher of The Times
                                                                  (since 1992)

Russell T. Lewis                   53           1966(1)        President (since 1996) and Chief Executive Officer (since 1997);
                                                                  Chief Operating Officer (1996 to 1997); President and General
                                                                  Manager of The Times (1993 to 1996)

Michael Golden                     51           1984           Vice Chairman and Senior Vice President (since 1997); Vice
                                                                  President, Operations Development (1996 to 1997)

Cynthia H. Augustine               43           1986(2)        Senior Vice President, Human Resources (since 1998) and
                                                                  Broadcasting (since 2000); President, The New York Times Company
                                                                  Broadcast Group (since 2000); Partner in Sabin, Bermant and
                                                                  Gould LLP (1994 to 1998)

John M. O'Brien                    58           1960           Senior Vice President and Chief Financial Officer (since 1998);
                                                                  Senior Vice President (1996 to 1998), Operations; Executive Vice
                                                                  President (1992 to 1996) and Deputy General Manager (1991 to
                                                                  1996) of The Times

Solomon B. Watson IV               56           1974           Senior Vice President (since 1996); Vice President (1990 to 1996);
                                                                  General Counsel (since 1989); and Secretary (since 2000)

James C. Lessersohn                45           1987           Vice President and Treasurer (since 1999); Vice President,
                                                                  Corporate Planning (1997 to 1999); Managing Director, Corporate
                                                                  Planning (1994 to 1997)

Stuart Stoller                     45           1996           Vice President and Corporate Controller (since 1996)

Michael G. Williams                44           1998           Vice President, Chief Information Officer (since 2000); Vice
                                                                  President, Chief Information Officer, The Times (1998 to 2000);
                                                                  Vice President, Information Technology and Chief Technology
                                                                  Officer, The Seagram Spirits and Wine Group (1992 to 1998)

----------
(1)   Mr. Lewis left the Company in 1973 and returned in 1977.
(2)   Ms. Augustine left the Company in 1993 and returned in 1998.

                                           Employed By         Position(s) As Of
Name                              Age      Registrant Since    February 21, 2001
---------------------------       ----     ----------------    ---------------------------------------------------------------------
Operating Unit Executives

Leonard P. Forman                  55           1974(1)        President and Chief Executive Officer, The New York Times Company
                                                                  Magazine Group, Inc. (since 1998); Senior Vice President,
                                                                  Corporate Development, New Ventures and Electronic Businesses
                                                                  (1996-1998)

Richard H. Gilman                  50           1983           Publisher of The Globe (since 1999); Senior Vice President,
                                                                  Operations (1993 to 1998) and Circulation (1998 to 1999) of The
                                                                  Times

Lynn O. Matthews                   56           1973           President and Chief Operating Officer, The New York Times Company
                                                                  Regional Newspaper Group (since 2000); Publisher, Sarasota
                                                                  Herald-Tribune (1991 to 2000)

Martin A. Nisenholtz               45           1995           Chief Executive Officer, New York Times Digital (since 1999);
                                                                  President, The New York Times Electronic Media Company (1995 to
                                                                  1999)

Janet L. Robinson                  50           1983           Senior Vice President, Newspaper Operations (since 2001), and
                                                                  President and General Manager of The Times (since 1996); Senior
                                                                  Vice President, Advertising of The Times (1995-1996)

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

----------
(1)   Mr. Forman left the Company in 1986 and returned in 1996.

Reporting Compliance," "Proposal Number 1 - Election of Directors," and "Interest of Directors in Certain Transactions of the Company," but only up to and not including the section entitled "Board of Directors," of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled "Directors' Compensation," "Directors' and Officers' Liability Insurance" and "Compensation of Executive Officers," but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is incorporated by reference to the sections entitled "Voting On Matters Before The Annual Meeting," "Principal Holders of Common Stock," "Security Ownership of Management and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "The 1997 Trust," of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the sections entitled "Interest of Directors in Certain Transactions of the Company," "Compensation of Executive Officers," but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT

(1)   Financial Statements and Supplemental Schedules

(a) The Consolidated Financial Statements of the Company are filed as part of this Form 10-K and are set forth on pages F-13 to F-37. The report of Deloitte & Touche LLP, Independent Auditors, dated January 24, 2001 (January 31, 2001 as to Note 17), is set forth on page F-38 of this Form 10-K.

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

                                                                         Page
                                                                         ----

Ratio of Earnings to Fixed Charges................................... Exhibit 12
Independent Auditors' Consent........................................ Exhibit 23
Consolidated Schedules for the Three Years Ended December 31, 2000:
      II--Valuation and Qualifying Accounts..........................     S-1

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

(10.1) The Company's 1991 Executive Stock Incentive Plan, as amended through February 15, 2001.

(10.2) The Company's 1991 Executive Cash Bonus Plan, as amended through May 23, 2000 (filed as an Exhibit to the Company's Form 10-Q dated November 8, 2000, and incorporated by reference herein).

(10.3) The Company's Non-Employee Directors' Stock Option Plan, as amended through September 21, 2000 (filed as an Exhibit to the Company's Form 10-Q dated November 8, 2000 and incorporated by reference herein).

(10.4) The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 1993 (filed as an Exhibit to the Company's Form 10-K dated March 11, 1996, and incorporated by reference herein).

(10.5) Amendment No. 1, dated May 1, 1997, to the Company's Supplemental Executive Retirement Plan (filed as an Exhibit to the Company's Form 10-Q dated March 30, 1997, and incorporated by reference herein).

(10.6) Lease (short form) between the Company and Z Edison Limited Partnership, dated April 8, 1987 (filed as an Exhibit to the Company's Form 10-K dated March 27, 1988, and incorporated by reference herein).

(10.6.1) Amendment to Lease between the Company and Z Edison Limited Partnership, dated May 14, 1997 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).

(10.6.2) Second Amendment to Lease between the Company and Z Edison Limited Partnership, dated June 30, 1998 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).

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

(10.14) Globe Newspaper Company, Inc. Supplemental Executive Retirement Plan, as amended effective December 16, 1998 (filed as an Exhibit to the Company's Form 10-K dated February 26, 1999, and incorporated by reference herein).

(10.15) API's 1990 Stock Option Plan (Restated 1991) (filed as Exhibit 1 to API's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1991 (Commission File No. 1-10251), and incorporated by reference herein).

(10.16) The Company's Deferred Executive Compensation Plan, as amended effective January 1, 2001.

(10.17) The Company's Non-Employee Directors Deferral Plan (filed as an Exhibit to the Company's Form 10-Q dated November 12, 1997, and incorporated by reference herein).

(10.18) Distribution Agreement, dated as of September 24, 1998, by and among the Company, Morgan Stanley & Co., Incorporated, Chase Securities Inc. and Salomon Smith Barney Inc. (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.19) Exchange Rate Agency Agreement, dated as of September 24, 1998, by and between the Company and Morgan Stanley Dean Witter (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.20) Calculation Agent Agreement, dated as of September 24, 1998, by and between the Company and The Chase Manhattan Bank (filed as an Exhibit to the Company's Form 8-K dated September 24, 1998, and incorporated by reference herein).

(10.21) Employment Agreement, dated as of September 1, 1999, between the Company and Martin Nisenholtz (filed as an Exhibit to the Company's Form 10-K dated March 14, 2000, and incorporated by reference herein).

(12)        Ratio of Earnings to Fixed Charges.

(21)        Subsidiaries of the Company.

(23)        Consent of Deloitte & Touche LLP.

(B) REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the fiscal year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2001

                    (Registrant)

                    THE NEW YORK TIMES COMPANY

                    By:              /S/ SOLOMON B. WATSON IV
                       ---------------------------------------------------------
                          Solomon B. Watson IV, Senior Vice President,
                                 General Counsel and Secretary

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                 Date
---------                -----                                 ----
ARTHUR OCHS SULZBERGER   Chairman Emeritus, Director           February 21, 2001
ARTHUR SULZBERGER, JR.   Chairman, Director (Principal         February 21, 2001
                           Executive Officer)
RUSSELL T. LEWIS         Chief Executive Officer,              February 21, 2001
                           President and Director
MICHAEL GOLDEN           Vice Chairman, Senior Vice            February 21, 2001
                           President and Director
JOHN F. AKERS            Director                              February 21, 2001
BRENDA C. BARNES         Director                              February 21, 2001
RAUL E. CESAN            Director                              February 21, 2001
JACQUELINE H. DRYFOOS    Director                              February 21, 2001
RICHARD L. GELB          Director                              February 21, 2001
ROBERT A. LAWRENCE       Director                              February 21, 2001
DAVID E. LIDDLE          Director                              February 21, 2001
ELLEN R. MARRAM          Director                              February 21, 2001
JOHN M. O'BRIEN          Senior Vice President and             February 21, 2001
                           Chief Financial Officer
                           (Principal Financial Officer)
CHARLES H. PRICE II      Director                              February 21, 2001
HENRY B. SCHACHT         Director                              February 21, 2001
DONALD M. STEWART        Director                              February 21, 2001
STUART STOLLER           Vice President, Corporate             February 21, 2001
                           Controller (Principal Accounting
                           Officer)

                           THE NEW YORK TIMES COMPANY

                              2000 FINANCIAL REPORT

--------------------------------------------------------------------------------
Contents                                                                    Page
--------------------------------------------------------------------------------

Selected Financial Data....................................................  F-1

Management's Discussion and Analysis of Financial Condition and
Results of Operations......................................................  F-3

Consolidated Statements of Income.......................................... F-13

Consolidated Balance Sheets................................................ F-14

Consolidated Statements of Cash Flows...................................... F-16

Consolidated Statements of Stockholders' Equity............................ F-18

Notes to the Consolidated Financial Statements............................. F-19

Independent Auditors' Report............................................... F-38

Management's Responsibilities Report....................................... F-38

Quarterly Information (unaudited).......................................... F-39

Market Information......................................................... F-40

Ten-Year Supplemental Financial Data....................................... F-41

                             SELECTED FINANCIAL DATA

                                                                                         Years Ended
                                                          -------------------------------------------------------------------------
                                                          December 31,    December 26,   December 27,   December 28,   December 29,
(In thousands, except per share and employee data)                2000            1999           1998           1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME
Revenues                                                     $3,489,455     $3,156,756     $2,956,555     $2,881,841     $2,643,143
Operating profit                                                635,921        571,282        509,387        445,102        163,280
Income before income taxes and extraordinary item               673,086        538,464        505,520        437,365        197,909
Extraordinary item, net of tax - debt extinguishment                 --             --         (7,716)            --             --
Net income                                                      397,536        310,177        278,914        262,301         84,534
-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Property, plant and equipment - net                          $1,207,160     $1,218,396     $1,326,196     $1,366,931     $1,358,029
Total assets                                                  3,606,679      3,495,802      3,465,109      3,623,183      3,539,871
Long-term debt and capital lease obligations                    636,866        598,327        597,818        535,428        636,632
Common stockholders' equity                                   1,281,163      1,448,658      1,531,470      1,729,297      1,623,523
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
Basic earnings per share
     Earnings before extraordinary item                      $     2.37     $     1.77     $     1.52     $     1.36     $      .43
     Extraordinary item, net of tax - debt extinguishment            --             --           (.04)            --             --
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                                              $     2.37     $     1.77     $     1.48     $     1.36     $      .43
-----------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share
     Earnings before extraordinary item                      $     2.32     $     1.73     $     1.49     $     1.33     $      .43
     Extraordinary item, net of tax - debt extinguishment            --             --           (.04)            --             --
-----------------------------------------------------------------------------------------------------------------------------------
     Net income                                              $     2.32     $     1.73     $     1.45     $     1.33     $      .43
-----------------------------------------------------------------------------------------------------------------------------------
Dividends                                                    $      .45     $      .41     $      .37     $      .32     $      .29
Common stockholders' equity                                  $     7.47     $     8.08     $     7.94     $     8.77     $     8.25
-----------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS
Operating profit to revenues                                         18%            18%            17%            15%             6%
Return on average common stockholders' equity                        29%            21%            17%            16%             5%
Return on average total assets                                       11%             9%             8%             7%             2%
Long-term debt and capital lease obligations
     to total capitalization                                         33%            29%            28%            24%            28%
Current assets to current liabilities                               .70            .91            .82            .92            .74
-----------------------------------------------------------------------------------------------------------------------------------
FULL-TIME EQUIVALENT EMPLOYEES                                   14,000         13,400         13,200         13,100         12,800
-----------------------------------------------------------------------------------------------------------------------------------

o See page F-2 for special items included in Selected Financial Data. All earnings per share amounts for special items on page F-2 are on a diluted basis.

o For comparability, certain prior year amounts have been reclassified to conform with the 2000 presentation.

o Fiscal year 2000 comprises 53 weeks and fiscal years 1999, 1998, 1997 and 1996 each comprise 52 weeks.

Income used in computing the key operating ratios on page F-1 include the following special items:

2000

These items increased earnings per share by $.22.

o The Company recorded an $85.3 million pre-tax net gain ($.36 per share) principally resulting from the sale of seven newspapers: the Santa Barbara News-Press in Santa Barbara, Calif., the Daily World in Opelousas, La., the Daily News in Palatka, Fla., the Lake City Reporter in Lake City, Fla., The News-Sun in Sebring/Avon Park, Fla., The News-Leader in Fernandina Beach, Fla., and the Marco Island Eagle in Marco Island, Fla. and nine telephone directory operations ("divested Regionals") amounting to $132.1 million. This net gain includes a disposition loss as well as write-downs for certain of the Company's equity interests in online ventures in the aggregate amount of $46.8 million. Additionally, in connection with the sale of the Santa Barbara News-Press in October 2000, the Company entered into a five-year $25.0 million non-compete agreement. This amount will be recognized as income on a straight-line basis over the life of the agreement. See Note 2 of the Notes to the Consolidated Financial Statements.

o The Company recorded a $22.7 million pre-tax noncash charge ($.12 per share) for a write-down of intangible assets related to an acquisition at New York Times Digital, the Company's Internet business division (see Note 2 of the Notes to the Consolidated Financial Statements).

o The Company recorded a $5.3 million pre-tax charge ($.02 per share) for work force reduction charges ("Buyouts") across the Company (see Notes 8 and 16 of the Notes to the Consolidated Financial Statements).

1999

This item reduced earnings per share by $.05.

o The Company recorded a $15.5 million pre-tax charge principally for Buyouts at The Boston Globe (see Notes 8 and 16 of the Notes to the Consolidated Financial Statements).

1998

These items reduced earnings per share by $.01.

o The Company recorded a $4.6 million pre-tax gain ($.01 per share) from the sale of equipment (see Note 2 of the Notes to the Consolidated Financial Statements).

o The Company recorded a $7.7 million after-tax ($.04 per share) extraordinary item in connection with its repurchase of $78.1 million of its $150.0 million, 8.25% notes due in 2025 (see Note 6 of the Notes to the Consolidated Financial Statements).

o The Company recorded an $8.0 million pre-tax gain ($.02 per share) from the satisfaction of a post-closing requirement related to the sale of assets of its tennis, sailing and ski magazines in 1997 (see Note 2 of the Notes to the Consolidated Financial Statements).

o The Company recorded $5.8 million in pre-tax income ($.02 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994.

o The Company recorded a $5.4 million pre-tax charge ($.02 per share) for Buyouts (see Notes 8 and 16 of the Notes to the Consolidated Financial Statements).

1997

These items increased earnings per share by $.10.

o The Company recorded an $18.0 million benefit from a tax settlement ($.09 per share) resulting from the completion of its federal income tax audits for periods through 1992.

o The Company recorded aggregate pre-tax gains totaling $10.4 million ($.03 per share) from the sale of assets of its tennis, sailing and ski magazines and certain small properties, net of costs associated with the exit of a golf tee-time reservation operation.

o The Company recorded a $10.1 million pre-tax noncash charge ($.03 per share) relating to the adoption of Emerging Issues Task Force Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation ("EITF 97-13").

o The Company recorded $10.0 million in pre-tax income ($.03 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994.

o The Company recorded an $8.5 million pre-tax charge ($.02 per share) for Buyouts.

1996

These items reduced earnings per share by $.48.

o The Company recorded a $126.8 million pre-tax noncash charge ($.48 per share) relating to Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of.

o The Company recorded pre-tax gains totaling $32.9 million ($.09 per share) from the sale of a building and the realization of a gain contingency from the disposition of a paper mill in a prior year.

o The Company recorded $10.0 million in pre-tax income ($.03 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994.

o The Company recorded a $44.1 million pre-tax charge ($.12 per share) for Buyouts.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

In 2000 newspapers contributed 91% of the Company's $3.5 billion in revenues, while broadcasting accounted for 5%, magazines accounted for 3% and the Company's Internet business division accounted for the remainder.

Advertising revenues were 72% and circulation revenues were 22% of the Company's total revenues in 2000, and newspaper distribution operations and database royalties principally made up the balance.

Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices in 2000 increased from 1999 and are expected to rise in 2001 over 2000 levels.

Below is a chart of the Company's consolidated costs and expenses for the three years ended December 31, 2000.

Components of Consolidated Costs and Expenses

   [The following table was depicted as a bar chart in the printed material.]

                                                    2000        1999        1998
                                                    ----        ----        ----
Wages and Benefits                                   41%         42%         41%
Raw Materials                                        13%         12%         14%
Other Operating Costs                                38%         38%         37%
Depreciation & Amortization                           8%          8%          8%
                                                    ----------------------------
                                                    100%        100%        100%

Consolidated Costs and Expenses as a Percentage of Revenues

   [The following table was depicted as a bar chart in the printed material.]

                                                    2000        1999        1998
                                                    ----        ----        ----
Wages and Benefits                                   34%         34%         34%
Raw Materials                                        10%         10%         12%
Other Operating Costs                                31%         32%         30%
Depreciation & Amortization                           7%          6%          7%
                                                    ----------------------------
                                                     82%         82%         83%

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The Company's consolidated financial results for 2000, 1999 and 1998 were as follows:

--------------------------------------------------------------------------------
                                                                     % Change
(In millions, except per                                           ------------
share data)                          2000       1999        1998   00-99  99-98
--------------------------------------------------------------------------------
Revenues                         $3,489.5   $3,156.8    $2,956.6    10.5    6.8
--------------------------------------------------------------------------------
Operating profit                 $  635.9   $  571.3    $  509.4    11.3   12.2
--------------------------------------------------------------------------------
Income before special
   items                         $  359.9   $  319.1    $  279.3    12.8   14.2
Special items                        37.6       (8.9)       (0.4)      *      *
--------------------------------------------------------------------------------
Net income                       $  397.5   $  310.2    $  278.9    28.2   11.2
--------------------------------------------------------------------------------
Diluted earnings per
   share before
   special items                 $   2.10   $   1.78    $   1.46    18.0   21.9
Special items                         .22       (.05)       (.01)      *      *
--------------------------------------------------------------------------------
Diluted earnings per
   share                         $   2.32   $   1.73    $   1.45    34.1   19.3
--------------------------------------------------------------------------------

For an explanation of special items, see "Special Items" on page F-5.

All references to earnings per share in this Management's Discussion and Analysis of Financial Condition and Results of Operations are to diluted earnings per share.

Fiscal year 2000 comprises 53 weeks and fiscal years 1999 and 1998 each comprise 52 weeks. The impact of the 53rd week (the "additional week") in the Company's 2000 fiscal year was revenues of $40.2 million, operating profit of $6.7 million, net income of $3.3 million and earnings per share of $.02.

*Represents percentages greater than or equal to 100%.

Revenues were $3.5 billion in 2000, up 10.5% from $3.2 billion in 1999. Excluding revenues from disposed properties including seven newspapers and nine telephone directory operations ("divested Regionals"), the Worcester Telegram & Gazette ("T&G"), which was acquired on January 7, 2000, and the additional week total revenues for the Company grew 7.3% in 2000 and advertising revenues grew 8.4% over 1999. On a comparable basis, total revenues in 2000 improved mostly as a result of higher advertising rates and increased advertising volume.

In 1999 revenues were up 6.8% from $3.0 billion in 1998. Revenues in 1999 improved mostly as a result of higher advertising rates, increased advertising volume and an improved advertising mix.

Operating profit for 2000 increased 11.3% to $635.9 million from $571.3 million in 1999. Operating profit for 2000, exclusive of special items, rose 13.2% to $664.0 million from $586.7 million in 1999. Net income for 2000 increased 28.2% to $397.5 million from $310.2 million in 1999. Net income for 2000, exclusive of special items, rose 12.8% to $359.9 million from $319.1 million in 1999. The increases were mainly due to strong advertising revenue growth, partially offset by higher newsprint costs.

In 1999 operating profit rose 12.2% to $571.3 million from $509.4 million in 1998. Operating profit for 1999, exclusive of special items, rose 14.0% to $586.7 million from $514.8 million in 1998. Net income in 1999 increased 11.2% to $310.2 million from $278.9 million in 1998. Net income for 1999, exclusive of special items, rose 14.2% to $319.1 million from $279.3 million in 1998. The increases were mainly due to higher advertising revenues and lower newsprint expense at the Company's newspapers.

EBITDA

The Company's consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for 2000, 1999 and 1998 was as follows:

--------------------------------------------------------------------------------
                                                                     % Change
                                                                  --------------
(In millions)                          2000      1999    1998     00-99    99-98
--------------------------------------------------------------------------------
EBITDA                               $965.1    $786.6   $723.4     22.7      8.8
Special items                         (80.0)     15.5      0.6        *        *
--------------------------------------------------------------------------------
EBITDA excluding
  special items                      $885.1    $802.1   $724.0     10.3     10.8
--------------------------------------------------------------------------------

EBITDA is presented because it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under accounting principles generally accepted in the United States of America ("GAAP"). The EBITDA presented may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

OPERATING EXPENSES

Consolidated operating expenses were as follows:

--------------------------------------------------------------------------------
                                                                     % Change
                                                                   -------------
(In millions)                          2000       1999       1998  00-99  99-98
--------------------------------------------------------------------------------
Production costs
   Raw materials                   $  363.3   $  321.4   $  354.9   13.0   (9.4)
   Wages and benefits                 614.6      591.2      578.1    4.0    2.3
   Other                              480.1      450.4      433.7    6.6    3.8
--------------------------------------------------------------------------------
Total production
  costs                             1,458.0    1,363.0    1,366.7    7.0   (0.3)
--------------------------------------------------------------------------------
Selling, general and
  administrative
  expenses                          1,395.5    1,222.5    1,080.5   14.1   13.1
--------------------------------------------------------------------------------
Total                              $2,853.5   $2,585.5   $2,447.2   10.4    5.7
--------------------------------------------------------------------------------

Production costs for 2000 increased 7.0% to $1.5 billion from $1.4 billion in 1999. The increase was in part related to higher newsprint expense associated with increases in price and consumption, and the addition of the T&G.

Excluding the divested Regionals, the T&G and New York Times Digital ("NYTD"), the Company's Internet business division, production costs for 2000 increased 4.2% principally due to higher newsprint expense.

Production costs for 1999 were flat compared with 1998 at $1.4 billion. Lower newsprint expense was primarily offset by higher compensation and contracted printing costs associated with The New York Times newspaper's national expansion.

Selling, general and administrative ("SGA") expenses for 2000, exclusive of special items, increased 13.3% to $1.4 billion from $1.2 billion in 1999. Excluding the divested Regionals, the T&G and NYTD, SGA expenses increased 6.7% in 2000. The higher level of SGA expenses is partly attributable to the national expansion of The New York Times newspaper.

SGA expenses for 1999, exclusive of special items, increased 12.3% to $1.2 billion from $1.1 billion in 1998, principally as a result of higher incentive compensation tied to improved earnings, increased costs associated with The New York Times newspaper's national expansion and higher promotional spending.

OTHER ITEMS

Joint Ventures

Income from joint ventures (see Note 3 of the Notes to the Consolidated Financial Statements) decreased to $15.9 million in 2000 from $17.9 million in 1999. In 1999 income from joint ventures decreased to $17.9 million from $21.0 million in 1998.

The reduction in joint venture income in 2000 from 1998 was in part due to unfavorable operating results at Madison Paper Industries ("Madison") in which the Company holds an equity interest. Despite higher paper selling prices in 2000, Madison had higher raw material costs as well as higher other operating costs, principally related to accelerated depreciation associated with equipment modernization. The modernization project is expected to continue through early 2001. Joint venture income decreased in 1999 from 1998 mostly due to lower paper selling prices at the mills in which the Company holds equity interests.

Interest Expense

Interest expense, net increased to $64.1 million in 2000 from $50.7 million in 1999. The increase was principally due to increased borrowing levels to fund the purchase of the T&G and the Company's share repurchase program. In 1999 interest expense, net increased to $50.7 million from $43.3 million in 1998. The increase was principally due to increased borrowing levels to fund the Company's share repurchase program.

Total interest income was $4.5 million in 2000, $1.8 million in 1999 and $3.6 million in 1998.

Taxes

The Company's annual effective income tax rates were 41.6% in 2000, 42.4% in 1999 and 43.3% in 1998, exclusive of special items. The decline in the effective income tax rates was primarily attributable to lower state and local income taxes.

EARNINGS PER SHARE

Diluted earnings per share in 2000 was $2.10, up 18.0% from $1.78 in 1999, and up 21.9% from $1.46 in 1998, excluding special items. The increases were mostly due to stronger advertising revenues in the Newspaper Group.

Diluted earnings per share as reported in the Company's Consolidated Statements of Income were $2.32 in 2000, $1.73 in 1999 and $1.45 in 1998. The effect of repurchases on diluted earnings per share was an increase to earnings per share of $.09 in 2000 and $.07 in 1999 (see Note 12 of the Notes to the Consolidated Financial Statements).

The average basic Class A and Class B common shares outstanding were 168.0 million in 2000, 175.6 million in 1999 and 188.8 million in 1998. The average diluted Class A and Class B common shares outstanding were 171.6 million in 2000, 179.2 million in 1999 and 192.8 million in 1998.

For 2001 the Company expects to achieve 10 to 15% earnings per share growth, excluding special items.

SPECIAL ITEMS

Over the past three years, the Company's results have been affected by the following special items:

2000

These items increased net income by $37.6 million and earnings per share by $.22.

o An $85.3 million pre-tax net gain ($.36 per share) principally resulting from the sale of the divested Regionals amounting to $132.1 million, partially offset by a disposition loss as well as write-downs for certain of the Company's equity interests in online ventures in the aggregate amount of $46.8 million. Additionally, in connection with the sale of the Santa Barbara News-Press in October 2000, the Company entered into a five-year $25.0 million non-compete agreement. This amount will be recognized as income on a straight-line basis over the life of the agreement. See Note 2 of the Notes to the Consolidated Financial Statements.

o A $22.7 million pre-tax noncash charge ($.12 per share) for a write-down of intangible assets related to an acquisition at New York Times Digital, the Company's Internet division. This charge is included in amortization expense (see Note 2 of the Notes to the Consolidated Financial Statements).

o A $5.3 million pre-tax charge ($.02 per share) for work force reduction expenses ("Buyouts") across the Company (see Notes 8 and 16 of the Notes to the Consolidated Financial Statements).

1999

This item reduced net income by $8.9 million and earnings per share by $.05.

o A $15.5 million pre-tax charge principally for Buyouts at The Boston Globe (see Notes 8 and 16 of the Notes to the Consolidated Financial Statements).

1998

These items reduced net income by $0.4 million and earnings per share by $.01.

o A $4.6 million pre-tax ($.01 per share) gain from the sale of equipment (see Note 2 of the Notes to the Consolidated Financial Statements).

o A $7.7 million after-tax ($.04 per share) extraordinary item in connection with the Company's repurchase of $78.1 million of its $150.0 million, 8.25% notes due in 2025 (see Note 6 of the Notes to the Consolidated Financial Statements).

o An $8.0 million pre-tax gain ($.02 per share) from the satisfaction of a post-closing requirement related to the 1997 sale of the Company's assets of its tennis, sailing and ski magazines (see Note 2 of the Notes to the Consolidated Financial Statements).

o A $5.8 million addition to pre-tax income ($.02 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994 (see Note 2 of the Notes to the Consolidated Financial Statements).

o A $5.4 million pre-tax charge ($.02 per share) for Buyouts: $2.5 million (The Boston Globe), $3.0 million (Magazine Group), $1.9 million (Broadcast Group) offset by a reversal of $2.0 million (Corporate) (see Notes 8 and 16 of the Notes to the Consolidated Financial Statements).

OPERATING SEGMENT INFORMATION
REVENUES, EBITDA AND OPERATING PROFIT

Consolidated revenues, EBITDA and operating profit by business segment were as follows:

--------------------------------------------------------------------------------
                                                                     % Change
                                                                   -------------
(In millions)                   2000         1999         1998     00-99  99-98
--------------------------------------------------------------------------------
Revenues
   Newspapers               $3,160.2     $2,857.4     $2,674.9      10.6    6.8
   Broadcast                   160.3        150.1        151.2       6.8   (0.7)
   Magazines                   115.4        110.6        115.1       4.4   (3.9)
   New York Times
     Digital                    66.6         43.7         20.4      52.4      *
   Intersegment
     Eliminations(A)           (13.0)        (5.0)        (5.0)        *     --
--------------------------------------------------------------------------------
Total revenues              $3,489.5     $3,156.8     $2,956.6      10.5    6.8
--------------------------------------------------------------------------------
EBITDA
   Newspapers               $  842.6     $  732.8     $  656.8      15.0   11.6
   Broadcast                    65.6         63.2         62.8       3.7    0.7
   Magazines                    20.6         20.0         11.9       2.9   68.4
   New York Times
     Digital                   (36.7)        (9.5)       (12.5)        *   24.0
   Unallocated corporate
      expenses                 (28.2)       (37.8)       (21.4)     25.4  (77.0)
   Income from joint
      ventures                  15.9         17.9         21.0     (11.1) (14.8)
   Gain on dispositions
      of assets and other
      - net                     85.3           --         18.5         *      *
   Extraordinary item -
      debt extinguishment         --           --        (13.7)        --     *
--------------------------------------------------------------------------------
Total EBITDA                $  965.1     $  786.6     $  723.4      22.7    8.8
--------------------------------------------------------------------------------
Operating Profit (Loss)
   Newspapers               $  677.6     $  568.6     $  491.4      19.2   15.7
   Broadcast                    48.8         45.8         45.1       6.5    1.6
   Magazines                    19.3         18.7         16.3       3.7   14.8
   New York Times
     Digital                   (70.0)       (14.1)       (13.6)        *   (3.1)
   Unallocated corporate
     expenses                  (39.8)       (47.7)       (29.8)     16.5  (60.2)
--------------------------------------------------------------------------------
Total operating profit      $  635.9     $  571.3     $  509.4      11.3   12.2
--------------------------------------------------------------------------------

(A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

The Company began presenting NYTD as a separate segment in 2000. At the end of 2000, the business of selling information to online database providers ("Digital Archive Distribution"), which was previously part of The New York Times newspaper, became part of NYTD. NYTD now includes NYTimes.com, Boston.com, newyorktoday.com, WineToday.com, GolfDigest.com, Digital Archive Distribution and Abuzz. The Company has restated all prior periods presented to reflect these changes.

Newspaper Group

The Newspaper Group includes The New York Times ("The Times"), The Boston Globe ("The Globe"), other newspapers, newspaper distributors, a news service, a features syndicate, TimesDigest, licensing operations of The New York Times databases and microfilm.

The Company acquired certain assets and liabilities of the T&G on January 7, 2000, and the related results of operations are included as of such date. Beginning in 2001 The Globe and the T&G will be combined and presented as the New England Newspaper Group.

--------------------------------------------------------------------------------
                                                                    % Change
                                                                ----------------
(In millions)                   2000       1999       1998      00-99      99-98
--------------------------------------------------------------------------------
Revenues                    $3,160.2   $2,857.4   $2,674.9       10.6        6.8
--------------------------------------------------------------------------------
EBITDA                      $  842.6   $  732.8   $  656.8       15.0       11.6
--------------------------------------------------------------------------------
Operating Profit            $  677.6   $  568.6   $  491.4       19.2       15.7
--------------------------------------------------------------------------------

Revenues grew to $3.2 billion in 2000, up 10.6% from $2.9 billion in 1999. Excluding revenues from the divested Regionals, the T&G and the additional week, total Newspaper Group revenues grew 7.0% over 1999. Performance was strongest at The Times and The Globe, where advertising revenues climbed 11.2% and 6.8%. The Times benefited from higher advertising rates, while both newspapers benefited from increased volume.

The Newspaper Group's operating profit for 2000 rose 19.2% to $677.6 million, compared with $568.6 million in 1999. Excluding special items, 2000 operating profit rose 16.4% to $679.7 million, compared with $584.0 million in 1999. The improvement primarily resulted from strong revenue growth despite higher newsprint costs. Excluding the T&G and divested Regionals operating profit increased 17.1% in 2000.

In 2000 the Company's newsprint expense increased 12.2%, 5.7% which resulted from an increase in the average cost of newsprint and 6.5% resulted from an increase in consumption due to increased advertising compared with 1999.

Revenues grew to $2.9 billion in 1999, up 6.8% from $2.7 billion in 1998. The increase in revenue was primarily due to higher advertising rates and volume and an improved advertising mix. Performance was strongest at The Times and The Globe, where advertising revenues climbed 11.8% and 5.5%. Both newspapers benefited from strong national advertising including increased business from technology companies and telecommunications businesses. At the Regionals, advertising revenues were also strong, due in part to the success of Celebrate 2000, a comprehensive program of millennium-related advertising, circulation and promotion initiatives. Across the Newspaper Group there was also a slight increase in circulation revenue.

The Newspaper Group's operating profit for 1999 rose 15.7% to $568.6 million, compared with $491.4 million in 1998. In 1999 operating profit rose 18.2% to $584.0 million, compared with $494.0 million in 1998, excluding special items. The improvement primarily resulted from higher advertising revenues and lower newsprint expense. In 1999 the Company's newsprint expense fell 10.9%, which resulted from a decrease in the average cost of newsprint of 12.9% and an increase in consumption of 2.0% due to strong advertising compared with 1998.

For 2001 the Company currently expects advertising revenue growth in the Newspaper Group to be in the range of 5 to 7%, and expense growth to be in the 3 to 5% range, excluding newsprint and buyouts.

Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

--------------------------------------------------------------------------------
                                                                    % Change
                                                                  -------------
(In millions)                         2000       1999       1998  00-99   99-98
--------------------------------------------------------------------------------
The New York Times
   Advertising                    $1,306.2   $1,175.2   $1,051.6   11.2    11.8
   Circulation                       476.6      452.6      439.9    5.3     2.9
   Other                             144.6      129.3      140.4   11.8    (7.9)
--------------------------------------------------------------------------------
   Total                          $1,927.4   $1,757.1   $1,631.9    9.7     7.7
--------------------------------------------------------------------------------
New England Newspaper Group
   The Boston Globe
   Advertising                    $  493.9   $  462.4   $  438.4    6.8     5.5
   Circulation                       135.9      133.7      133.4    1.7     0.2
   Other                              34.5       22.5       12.6   53.1    79.1
--------------------------------------------------------------------------------
   Subtotal                       $  664.3   $  618.6   $  584.4    7.4     5.9
--------------------------------------------------------------------------------
   Worcester Telegram & Gazette
   Advertising                    $   58.4        N/A        N/A    N/A     N/A
   Circulation                        23.5        N/A        N/A    N/A     N/A
   Other                               0.7        N/A        N/A    N/A     N/A
--------------------------------------------------------------------------------
   Subtotal                       $   82.6        N/A        N/A    N/A     N/A
--------------------------------------------------------------------------------
Total New England Newspaper Group
   Advertising                    $  552.3   $  462.4   $  438.4   19.4     5.5
   Circulation                       159.4      133.7      133.4   19.2     0.2
   Other                              35.2       22.5       12.6   56.2    79.1
--------------------------------------------------------------------------------
   Total                          $  746.9   $  618.6   $  584.4   20.7     5.9
--------------------------------------------------------------------------------
Regional Newspapers(A)
   Advertising                    $  368.6   $  363.4   $  342.7    1.4     6.0
   Circulation                       101.2      103.0      103.0   (1.8)     --
   Other                              16.1       15.3       12.9    5.6    18.0
--------------------------------------------------------------------------------
   Total                          $  485.9   $  481.7   $  458.6    0.9     5.0
--------------------------------------------------------------------------------
Total Newspaper Group
   Advertising                    $2,227.1   $2,001.0   $1,832.7   11.3     9.2
   Circulation                       737.2      689.3      676.3    6.9     1.9
   Other                             195.9      167.1      165.9   17.2     0.7
--------------------------------------------------------------------------------
   Total                          $3,160.2   $2,857.4   $2,674.9   10.6     6.8
--------------------------------------------------------------------------------

(A) Excluding divested Regionals, 2000 advertising revenue for the Regional Newspaper Group increased 4.9% compared with 1999 and 5.9% compared with 1998.

Advertising volume for The Times, The Globe, the T&G and the Regionals was as follows:

-----------------------------------------------------------------------------------
(Inches in thousands,                                                   % Change
preprints in                                                         --------------
thousands of copies)                   2000        1999        1998  00-99    99-98
-----------------------------------------------------------------------------------
The New York Times
   Retail                             574.0       567.3       587.2    1.2    (3.4)
   National                         1,691.6     1,582.1     1,392.7    6.9    13.6
   Classified                         964.6       984.2       996.9   (2.0)   (1.3)
   Zoned                            1,033.4     1,015.7     1,019.6    1.8    (0.4)
-----------------------------------------------------------------------------------
   Total                            4,263.6     4,149.3     3,996.4    2.8     3.8
-----------------------------------------------------------------------------------
   Preprints                        459,311     427,857     343,070    7.4    24.7
-----------------------------------------------------------------------------------
New England Newspaper Group
   The Boston Globe
   Retail                             646.6       667.5       701.9   (3.1)   (4.9)
   National                           797.6       753.1       697.4    5.9     8.0
   Classified                       1,371.8     1,354.4     1,350.5    1.3     0.3
   Zoned                              301.6       256.2       278.9   17.7    (8.2)
-----------------------------------------------------------------------------------
   Total                            3,117.6     3,031.2     3,028.7    2.9     0.1
-----------------------------------------------------------------------------------
   Preprints                        831,303     801,842     787,016    3.7     1.9
-----------------------------------------------------------------------------------
   Worcester Telegram & Gazette
   Retail                             320.1         N/A         N/A    N/A     N/A
   National                            82.2         N/A         N/A    N/A     N/A
   Classified                         536.7         N/A         N/A    N/A     N/A
   Zoned                              493.9         N/A         N/A    N/A     N/A
-----------------------------------------------------------------------------------
   Total                            1,432.9         N/A         N/A    N/A     N/A
-----------------------------------------------------------------------------------
   Preprints                        201,135         N/A         N/A    N/A     N/A
-----------------------------------------------------------------------------------
Regional Newspapers(A)
   Retail                           7,099.8     7,575.4     7,884.4   (6.3)   (3.9)
   National                           290.8       285.0       252.7    2.0    12.8
   Classified                       8,046.7     8,068.4     7,671.4   (0.3)    5.2
   Zoned                              511.4       456.4       476.4   12.1    (4.2)
-----------------------------------------------------------------------------------
   Total                           15,948.7    16,385.2    16,284.9   (2.7)    0.6
-----------------------------------------------------------------------------------
   Preprints                      1,149,955   1,115,303   1,082,712    3.1     3.0
-----------------------------------------------------------------------------------

(A) Excluding divested Regionals, 2000 advertising volume for the Regional Newspaper Group increased 1.5% compared with 1999 and was flat compared with 1998.

Circulation for The Times, The Globe, the T&G and the Regionals was as follows:

--------------------------------------------------------------------------------
                                           Weekday/Daily            Sunday
                                         -----------------    ------------------
(Copies in thousands)                       2000  % Change       2000  % Change
--------------------------------------------------------------------------------
Average Circulation
The New York Times                       1,132.4       2.0    1,697.3       1.8
New England Newspaper Group
   The Boston Globe                        467.9      (0.3)     719.5      (1.2)
   Worcester Telegram & Gazette            104.1       N/A      127.7       N/A
Regional Newspapers(A)                     696.9      (4.9)     749.0      (3.9)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                           Weekday/Daily            Sunday
                                         -----------------    ------------------
(Copies in thousands)                       1999  % Change       1999  % Change
--------------------------------------------------------------------------------
Average Circulation
The New York Times                       1,110.2       1.5    1,668.1       1.4
New England Newspaper Group
   The Boston Globe                        469.1      (0.2)     728.5      (2.2)
   Worcester Telegram & Gazette              N/A       N/A        N/A       N/A
Regional Newspapers                        732.7      (0.6)     779.5      (1.0)
--------------------------------------------------------------------------------

(A) Excluding divested Regionals, average net paid circulation for the Regionals decreased 1.9% for weekday/daily copies and 1.8% for Sunday copies in 2000 compared with 1999.

Circulation growth for The Times was primarily due to additional availability and promotion in major markets across the nation combined with programs to improve the quality and levels of its home delivery circulation base. Additionally, The Times, The Globe, and the Regionals are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones.

Broadcast Group

The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

--------------------------------------------------------------------------------
                                                                    % Change
                                                                 ---------------
(In millions)                          2000     1999     1998    00-99    99-98
--------------------------------------------------------------------------------
Revenues                             $160.3   $150.1   $151.2      6.8     (0.7)
--------------------------------------------------------------------------------
EBITDA                               $ 65.6   $ 63.2   $ 62.8      3.7      0.7
--------------------------------------------------------------------------------
Operating Profit                     $ 48.8   $ 45.8   $ 45.1      6.5      1.6
--------------------------------------------------------------------------------

Revenues and operating profit increased in 2000 as a result of higher advertising revenue associated with the election and the Olympics. In 1999 revenues and operating profit remained flat. Additionally, the Broadcast Group has employed tight cost controls to aid profitability.

The Broadcast Group's operating profit was $49.8 million in 2000, $45.9 million in 1999 and $47.0 million in 1998, excluding Buyouts.

Magazine Group

This group consists of four golf publications and related activities in the golf field.

--------------------------------------------------------------------------------
                                                                    % Change
                                                                 ---------------
(In millions)                          2000     1999     1998    00-99    99-98
--------------------------------------------------------------------------------
Revenues                             $115.4   $110.6   $115.1      4.4     (3.9)
--------------------------------------------------------------------------------
EBITDA                               $ 20.6   $ 20.0   $ 11.9      2.9     68.4
--------------------------------------------------------------------------------
Operating Profit                     $ 19.3   $ 18.7   $ 16.3      3.7     14.8
--------------------------------------------------------------------------------

The Magazine Group's operating profit increased in 2000 to $19.3 million from $18.7 million in 1999 and $16.3 million in 1998. Revenue and operating profit for 2000 rose primarily due to advertising and special events related to the 50th anniversary of Golf Digest magazine as well as increased advertising revenues from Golf World and Golf Woman, which debuted in the beginning of 2000. Consolidation in the golf equipment industry and a competitive rate environment adversely affected the Group's performance in all periods.

On January 31, 2001, the Company entered into an agreement to sell the assets of the Magazine Group and GolfDigest.com. The sale is expected to be completed, subject to regulatory approval, in the second quarter of 2001 (see Note 17 of the Notes to the Consolidated Financial Statements).

New York Times Digital

NYTD is the Company's Internet business division, which consists of NYTimes.com, Boston.com, newyorktoday.com, WineToday.com, GolfDigest.com, Digital Archive Distribution and Abuzz. Abuzz develops and deploys technology to enable online communities to share knowledge, interests and experience. GolfDigest.com is included in the sale of the Magazine Group as noted above.

--------------------------------------------------------------------------------
                                                                    % Change
                                                                  -------------
(In millions)                            2000     1999     1998   00-99   99-98
--------------------------------------------------------------------------------
Revenues                               $ 66.6   $ 43.7   $ 20.4    52.4       *
--------------------------------------------------------------------------------
EBITDA                                 $(36.7)  $ (9.5)  $(12.5)      *    24.0
--------------------------------------------------------------------------------
Operating Profit                       $(70.0)  $(14.1)  $(13.6)      *    (3.1)
--------------------------------------------------------------------------------

NYTD revenues for 2000 were $66.6 million, up from $43.7 million in 1999 and $20.4 million in 1998. The 2000 increase was primarily from new revenue streams and the 1999 increase was primarily due to increased growth in advertising volume. Advertising revenue accounted for approximately 66% of NYTD total revenues for 2000 and approximately 57% for 1999.

Operating losses in 2000 increased to $70.0 million from $14.1 million in 1999. Operating losses in 2000 included a $22.7 million write-down of intangible assets. Operating losses in 1999 increased to $14.1 million from $13.6 million in 1998. Higher operating losses were mainly due to increased staffing, promotion and advertising.

Digital Archive Distribution accounted for 25.3%, 38.7% and 21.0% of revenues and had operating profit of $15.9 million, $16.0 million and $4.1 million in 2000, 1999 and 1998.

In January 2001 the Company announced staff reductions that reduced the total work force at NYTD by 17%.

NYTD has experienced significant revenue growth, and its goal is to achieve positive EBITDA for the year in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $589.9 million in 2000 compared with $601.1 million in 1999 and $496.9 million in 1998. The 2000 results compared to 1999 were primarily due to higher earnings offset by changes in working capital. The 1999 increase over 1998 was principally due to improved earnings. Operating cash flow in all periods was primarily used for share repurchases, capital expenditures and dividend payments to stockholders.

Net cash used in investing activities was $195.0 million in 2000 compared with $82.9 million in 1999 and $56.2 million in 1998. The increase of $112.1 million in 2000 was primarily due to the acquisition of the T&G for $296.3 million in cash and the Company's minority interest investments in online ventures, partially offset by the proceeds of the sales of the divested Regionals. The increase in 1999 from 1998 was primarily due to additional minority interest investments in Internet-related companies partially offset by reduced levels of capital expenditures.

Net cash used in financing activities was $389.7 million in 2000 compared with $490.4 million in 1999 and $511.6 million in 1998. Although the Company spent $156.9 million more in share repurchases in 2000 compared to 1999, the increase in commercial paper borrowings in 2000 caused a decrease in cash used by $100.7 million. The decrease of $21.2 million in 1999 compared with 1998 was principally related to the debt extinguishment in 1998.

Cash generated from the Company's operations and the funds available from external sources are expected to be adequate to cover all cash requirements, including working capital needs, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders.

The ratio of current assets to current liabilities decreased to 69.6% at December 31, 2000, from 91.3% at December 26, 1999. This decrease was principally due to an increase in commercial paper outstanding mostly resulting from the funding of the T&G acquisition. Long-term debt and capital lease obligations, as a percentage of total capitalization, were 33.2% at December 31, 2000, and 29.2% at December 26, 1999. This increase was principally from reductions in stockholders' equity related to stock repurchases.

FINANCING

In June 2000 total available funds under the Company's revolving credit agreements were increased to $600.0 million from $400.0 million. The Company's one-year revolving credit agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2001. The Company's multi-year revolving credit agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2005. The Company's revolving credit agreements require, among other provisions, specified levels of stockholders' equity. The amount of stockholders' equity over required levels was $262.7 million at December 31, 2000, compared with $509.2 million at December 26, 1999. The decline in the level of unrestricted stockholders' equity was primarily due to stock repurchases.

The revolving credit agreements permit borrowings, which bear interest at the Company's option (i) for domestic borrowings: based on a certificates of deposit rate, a Federal Funds rate, a base rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating.

In June 2000 the Company increased its ability to issue commercial paper from $400.0 million to $600.0 million, which is supported by the Company's revolving credit agreements. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days.

The Company had $291.3 million in commercial paper outstanding at December 31, 2000 with an annual weighted average interest rate of 6.6% and an average of 52 days to maturity from original issuance. At December 26, 1999, the Company had no commercial paper outstanding.

In March 2000 the Company issued $40.0 million of 7% subordinated convertible notes due March 21, 2003, to three venture capital firms. Upon an initial public offering of Class C Stock (see Tracking Stock on page F-10), this debt is convertible, at the election of the venture capital firms, into shares of Class C Stock intended to represent approximately 6.7% of the pre-offering equity of NYTD. This debt is not currently convertible (the Company withdrew its registration statement on Form S-3 for an initial public offering of Class C Stock, see Tracking Stock on page F-10). Beginning January 1, 2002, if no initial public offering of the Class C Stock has occurred, the venture capital firms have the right to require the Company to repurchase the notes at their $40.0 million face value.

On August 21, 1998, the Company filed a $300.0 million shelf registration statement on Form S-3 with the Securities and Exchange Commission for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. As of December 31, 2000, the Company had issued a total of $198.0 million, excluding unamortized debt costs, under the medium-term note program. The notes have maturity dates ranging from October 8, 2003, through November 15, 2009, and pay interest semi-annually with rates ranging from 5.0% to 7.125%.

In October 1993 the Company issued $200.0 million of senior notes. The Company repaid the remaining $100.0 million of these senior notes in April 2000.

The Company's total debt, including commercial paper and capital lease obligations, was $930.7 million at December 31, 2000, and $701.2 million at December 26, 1999. The increase is primarily attributable to the higher levels of commercial paper outstanding resulting from the acquisition of the T&G and the Company's share repurchases program, partially offset by the payment of $100.0 million due on its six and one-half year notes.

Total additional borrowings available under all financing arrangements amounted to $410.7 million as of December 31, 2000, and $503.4 million as of January 24, 2001. Total debt, including current portion and capital lease obligations, as of January 24, 2001, amounted to $838.0 million. The decrease of $92.7 million in total debt from December 31, 2000, is primarily from a reduction in commercial paper outstanding.

TRACKING STOCK

On January 20, 2000, the Board of Directors of the Company authorized, subject to shareholder approval, the issuance of a new class of stock ("Class C Stock") and on January 28, 2000, the Company filed a registration statement on Form S-3 ("the Form S-3") related to the initial public offering of Class C Stock. This tracking stock was intended to track the performance of NYTD. At the Annual Meeting of Stockholders held on May 23, 2000, stockholders authorized the filing of an amendment to the Company's certificate of incorporation to create this new class of stock, which the Company has yet to do.

On October 12, 2000, the Company withdrew the Form S-3 due to unfavorable conditions in the public equities markets. This decision to withdraw the Form S-3 does not have a material effect on the operations of NYTD or to the Company's Consolidated Financial Statements.

CAPITAL EXPENDITURES

The Company estimates that capital expenditures for 2001 will be in a range from $130.0 million to $150.0 million, compared with $85.3 million in 2000, $73.4 million in 1999 and $81.6 million in 1998. The 2001 expenditures will include costs related to improving customer service and increasing efficiency in support of the Company's national expansion efforts, as well as adding capability to transmit digital high definition broadcast signals and constructing a new printing facility in Tuscaloosa, Ala. The 1998 capital expenditures exclude $78.0 million related to the Company's Edison facility lease renegotiations (see
Note 13 of the Notes to the Consolidated Financial Statements).

DEPRECIATION AND AMORTIZATION

The Company expects that depreciation and amortization expense will be between $210.0 million to $220.0 million for 2001, compared with $228.0 million in 2000, $197.5 million in 1999 and $188.2 million in 1998. In 2000 amortization expense included the $22.7 million write-down of intangible assets.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity will be required to reflect any changes in the derivative's fair value in income from continuing operations. In June 1999 the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Statement of Financial Accounting Standard Statement No. 133 ("SFAS No. 137"). SFAS No. 137 amended the effective date for SFAS No. 133 from June 15, 1999 to June 15, 2000. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133 ("SFAS No. 138"), which is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 138 expands the scope of derivatives in order for an instrument to qualify as a SFAS No. 133 hedge. These statements will be adopted as required by the Company in the first quarter of 2001, and will not have a material effect on the Company's Consolidated Financial Statements.

In December 1999 the Securities and Exchange Commission ("the SEC") released Staff Accounting Bulletin No. 101 -- Revenue Recognition ("SAB No. 101"). SAB No. 101 provides SEC views in applying generally accepted accounting principles in the United States of America to selected revenue recognition issues. In March 2000 the SEC released Staff Accounting Bulletin No. 101A -- Amendment ("SAB No. 101A"). SAB No. 101A amended the implementation date of SAB No. 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000 the SEC released Staff Accounting Bulletin No. 101B -- Second Amendment ("SAB No. 101B") further delaying the implementation date of SAB No. 101 to no later than the fourth fiscal quarter of registrants with fiscal years beginning after December 15, 1999. The adoption of this pronouncement did not have a material effect on the Company's Consolidated Financial Statements.

FACTORS THAT COULD AFFECT OPERATING RESULTS

This Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the
Company's:

o     future business prospects
o     revenues
o     operating expenses
o     working capital
o     liquidity
o     capital needs
o     interest costs and
o     income

are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The risks and uncertainties include those listed below as well as other risks and factors identified from time to time in the Company's filings with the SEC.

ADVERTISING REVENUES

Advertising is the Company's most significant source of revenue. Competition from other forms of media available in the Company's various markets, including but not limited to other newspapers, broadcast, magazines, direct marketing and the Internet, affects the Company's ability to attract and retain advertisers and to increase advertising rates. Advertising could be negatively affected by an economic downturn in any of the Company's markets.

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

CIRCULATION REVENUES

Circulation is a significant source of revenue for the Company. Circulation revenue and the Company's ability to achieve price increases for its print products are affected by competition from other publications and other forms of media available in the Company's various markets. Declining consumer spending on discretionary items like newspapers and magazines, decreasing amounts of free time and the declining number of regular newspaper buyers among young people could also negatively affect circulation.

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

PRODUCT PORTFOLIO; ACQUISITIONS

From time to time, the Company evaluates the various components of its portfolio of products and may, as a result, buy or sell different properties. Such acquisitions or divestitures may affect the Company's costs, revenues, profitability and financial position.

Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and unanticipated problems and liabilities.

GOVERNMENT REGULATIONS

The Company's broadcast stations are subject to continuing technological and regulatory developments that may affect their future profitability. The advent of digital television broadcasting is one such development. The Federal Communications Commission ("FCC") adopted rules in 1997 under which all television stations are required to change to a new system of digital broadcasting. The direct hardware cost of this change will be substantial and the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers or until other sources of revenue to be derived from the digital spectrum have been developed. Additionally, the new digital transmission systems to be used by television stations, cable systems and direct broadcast satellites could greatly increase the number of electronic video services with which the Company's stations compete.

MEDIA CONSOLIDATION AND CONVERGENCE

Changes in the regulatory and technological environment may encourage consolidation of media companies and convergence among various forms of media. The Company might then face competition with larger and more diversified entities for circulation and advertising revenues. Such consolidation could also affect the Company's opportunities to make acquisitions.

                          ----------------------------

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosure made by the Company.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

MARKET RISK

The Company's qualitative and quantitative market risk is principally associated with market interest rate fluctuations related to its debt obligations and stock market price fluctuations with respect to marketable securities (see Notes 6 and 14 of the Notes to the Consolidated Financial Statements). Any such market risks are not considered significant by the Company.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Years Ended
                                                    -------------------------------------------
                                                    December 31,   December 26,   December 27,
(In thousands, except per share data)                       2000           1999           1998
-----------------------------------------------------------------------------------------------
REVENUES

Advertising                                           $2,505,315     $2,248,613     $2,070,133
Circulation                                              761,475        712,604        703,386
Other                                                    222,665        195,539        183,036
-----------------------------------------------------------------------------------------------
Total                                                  3,489,455      3,156,756      2,956,555
-----------------------------------------------------------------------------------------------
COSTS AND EXPENSES

Production costs
     Raw materials                                       363,334        321,397        354,872
     Wages and benefits                                  614,582        591,200        578,109
     Other                                               480,134        450,340        433,667
-----------------------------------------------------------------------------------------------
Total                                                  1,458,050      1,362,937      1,366,648

Selling, general and administrative expenses           1,395,484      1,222,537      1,080,520
-----------------------------------------------------------------------------------------------
Total                                                  2,853,534      2,585,474      2,447,168
-----------------------------------------------------------------------------------------------
OPERATING PROFIT                                         635,921        571,282        509,387

Income from joint ventures                                15,914         17,900         21,014

Interest expense, net                                     64,098         50,718         43,333

Gain on dispositions of assets and other - net            85,349             --         18,452
-----------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item        673,086        538,464        505,520

Income taxes                                             275,550        228,287        218,890
-----------------------------------------------------------------------------------------------
Income before extraordinary item                         397,536        310,177        286,630

Extraordinary item, net of tax                                --             --         (7,716)
-----------------------------------------------------------------------------------------------
NET INCOME                                            $  397,536     $  310,177     $  278,914
-----------------------------------------------------------------------------------------------
Average number of common shares outstanding
     Basic                                               167,987        175,587        188,762
     Diluted                                             171,597        179,244        192,846
-----------------------------------------------------------------------------------------------
Basic earnings per share

     Earnings before extraordinary item               $     2.37     $     1.77     $     1.52

     Extraordinary item, net of tax                           --             --           (.04)
-----------------------------------------------------------------------------------------------
     Net income                                       $     2.37     $     1.77     $     1.48
-----------------------------------------------------------------------------------------------
Diluted earnings per share

     Earnings before extraordinary item               $     2.32     $     1.73     $     1.49

     Extraordinary item, net of tax                           --             --           (.04)
-----------------------------------------------------------------------------------------------
     Net income                                       $     2.32     $     1.73     $     1.45
-----------------------------------------------------------------------------------------------
Dividends per share                                   $      .45     $      .41     $      .37
-----------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                                                     December 31,   December 26,
(In thousands)                                               2000           1999
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS

Cash and cash equivalents                              $   69,043     $   63,861

Accounts receivable (net of allowances: 2000 -
   $44,169; 1999 - $39,749)                               341,863        366,754

Inventories                                                35,064         28,650

Deferred income taxes                                      62,939         53,611

Assets held for sale                                           --         37,796

Other current assets                                      101,857         64,236
--------------------------------------------------------------------------------
Total current assets                                      610,766        614,908
--------------------------------------------------------------------------------
INVESTMENT IN JOINT VENTURES                              107,320        121,940
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT

Land                                                       72,228         67,149

Buildings, building equipment and improvements            814,658        789,504

Equipment                                               1,364,256      1,307,365

Construction and equipment installations
   in progress                                             37,132         31,145
--------------------------------------------------------------------------------
Total - at cost                                         2,288,274      2,195,163

Less accumulated depreciation                           1,081,114        976,767
--------------------------------------------------------------------------------
Property, plant and equipment - net                     1,207,160      1,218,396
--------------------------------------------------------------------------------
INTANGIBLE ASSETS ACQUIRED

Costs in excess of net assets acquired
   (less accumulated amortization
   of $302,571 in 2000 and $270,235 in 1999)            1,060,796        953,709

Other intangible assets acquired
   (less accumulated amortization
   of $110,172 in 2000 and $85,365 in 1999)               419,302        351,309
--------------------------------------------------------------------------------
Total                                                   1,480,098      1,305,018
--------------------------------------------------------------------------------
MISCELLANEOUS ASSETS                                      201,335        235,540
--------------------------------------------------------------------------------
Total                                                  $3,606,679     $3,495,802
--------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                                                                                    December 31,     December 26,
(In thousands, except share data)                                                           2000             1999
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES

Commercial paper outstanding                                                         $   291,251      $        --

Accounts payable                                                                         178,302          191,706

Accrued payroll and other related liabilities                                            114,233          105,257

Accrued expenses                                                                         203,855          193,553

Unexpired subscriptions                                                                   87,130           80,161

Current portion of long-term debt and capital lease obligations                            2,599          102,837
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                877,370          673,514
------------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES

Long-term debt                                                                           553,415          512,627

Capital lease obligations                                                                 83,451           85,700

Deferred income taxes                                                                    106,247          141,033

Other                                                                                    705,033          634,270
------------------------------------------------------------------------------------------------------------------
Total other liabilities                                                                1,448,146        1,373,630
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      2,325,516        2,047,144
------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Serial preferred stock of $1 par value - authorized 200,000 shares - none issued              --               --

Common stock of $.10 par value

     Class A - authorized 300,000,000 shares; issued: 2000 - 166,526,108;
        1999 - 177,971,194 (including treasury shares: 2000 - 5,000,000;
        1999 - 5,000,000)                                                                 16,653           17,797

    Class B - convertible - authorized 847,158 shares; issued: 2000 - 847,158;
       1999 - 847,240 (including treasury shares: 2000 - none and 1999 - none)                85               85

Retained earnings                                                                      1,467,103        1,600,743

Common stock held in treasury, at cost                                                  (198,858)        (173,137)

Deferred compensation on issuance of restricted Class A common stock                      (1,127)              --
------------------------------------------------------------------------------------------------------------------
                                                                                       1,283,856        1,445,488

Accumulated other comprehensive income (loss), net of income tax:
    Unrealized gain on marketable securities                                                  --            5,753
    Foreign currency translation adjustments                                              (2,693)          (2,583)
------------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)                                       (2,693)           3,170
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             1,281,163        1,448,658
------------------------------------------------------------------------------------------------------------------
Total                                                                                $ 3,606,679      $ 3,495,802
------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended
                                                                                  -------------------------------------------
                                                                                  December 31,   December 26,   December 27,
(In thousands)                                                                            2000           1999           1998
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                           $ 397,536      $ 310,177      $ 278,914

Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                  227,973        197,493        188,237
        Excess distributed earnings (undistributed earnings) of affiliates               3,461         (4,839)        (2,822)
        Net gain on dispositions                                                       (85,349)            --        (18,452)
        Deferred income taxes                                                          (28,166)       (44,632)        (2,010)
        Long-term retirement benefit obligations                                        39,950         38,452         33,643
        Other - net                                                                      1,628         13,108         (4,446)

Changes in operating assets and liabilities, net of acquisitions/dispositions
        Accounts receivable - net                                                       28,330        (38,743)          (646)
        Inventories                                                                     (4,576)         3,122           (153)
        Other current assets                                                           (42,104)        43,121         36,449
        Accounts payable                                                               (14,967)        29,263        (25,797)
        Accrued payroll and accrued expenses                                            62,469         53,583         15,524
        Unexpired subscriptions                                                          3,672            990         (1,541)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                              589,857        601,095        496,900
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Businesses acquired                                                                   (296,278)        (5,100)            --

Net proceeds from dispositions                                                         191,171         11,434         23,661

Additions to property, plant and equipment                                             (85,300)       (73,407)       (81,578)

Other investing proceeds                                                                13,865          8,704         14,725

Other investing payments                                                               (18,418)       (24,489)       (12,974)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (194,960)       (82,858)       (56,166)
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Commercial paper (repayments) borrowings - net                                         291,251       (124,100)       124,100

Long-term obligations
   Increase                                                                             40,000        103,861         98,433
   Reduction                                                                          (102,487)        (2,358)      (190,847)

Capital shares
   Issuance                                                                             37,503         27,961          7,208
   Repurchase                                                                         (580,584)      (423,715)      (480,857)

Dividends paid to stockholders                                                         (75,398)       (72,016)       (69,600)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                 (389,715)      (490,367)      (511,563)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     5,182         27,870        (70,829)

Cash and cash equivalents at the beginning of the year                                  63,861         35,991        106,820
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                                     $  69,043      $  63,861      $  35,991
-----------------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows.

        SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOW INFORMATION                                 Years Ended
                                        ----------------------------------------
                                        December 31,  December 26,  December 27,
(In thousands)                                  2000          1999          1998
--------------------------------------------------------------------------------
Cash payments during the year for
--------------------------------------------------------------------------------
    Interest                                $ 61,575      $ 50,050      $ 49,025
--------------------------------------------------------------------------------
    Income taxes, net of refunds            $253,989      $210,951      $177,261
--------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING TRANSACTIONS

1. In February 1999 the Company purchased a minority interest in TheStreet.com for $15.6 million, of which $3.6 million was in cash and $12.0 million represents an irrevocable credit for future advertising to be used by TheStreet.com through February 2003. Investment and deferred revenue accounts were increased by $12.0 million accordingly. A total of $3.6 million of advertising credits was utilized as of December 31, 2000.

2. The Company renegotiated its lease agreement in 1998 for its Edison newspaper printing facility, extending the capitalized lease commitment for an additional 10 years. Accordingly, the capitalized lease value was increased to $78.0 million, with a corresponding increase to $78.0 million of the capital lease obligation (see Note 13 of the Notes to Consolidated Financial Statements).

BUSINESSES ACQUIRED

1. In January 2000 the Company acquired certain assets ($313.8 million) and assumed certain liabilities ($17.5 million) of a newspaper, the Worcester Telegram & Gazette, for $296.3 million in cash (see Note 2 of the Notes to Consolidated Financial Statements).

2. The Company acquired Abuzz Technologies, Inc. on July 22, 1999, for $5.1 million in cash and $25.0 million in the stock of a subsidiary of the Company (see Note 2 of the Notes to Consolidated Financial Statements).

OTHER

      Amounts in these Consolidated Statements of Cash Flows are presented on a cash basis and may differ from those shown in other sections of the financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                    Common
                                                            Capital Stock                                           Stock
                                                        ---------------------      Additional                      Held in
                                                        Class A      Class B        Paid-in        Retained       Treasury,
(In thousands, except share and per share data)          Common       Common        Capital        Earnings        at cost
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 1997                              $22,656      $    113      $ 761,982      $1,491,655      $(545,599)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income

   Net income                                                                                        278,914

   Foreign currency translation adjustments (net
      of tax of $926)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income

Dividends, common - $.37 per share                                                                   (69,600)

Issuance of shares

   Retirement units - 152,866 Class A shares                                          (1,088)                         1,897

   Employee stock purchase plan -
      1,427,273 Class A shares                                1                       (3,764)                        35,802

   Stock options - 1,559,185 Class A shares                 339                       76,295                        (61,433)

Repurchase of stock - 14,784,000 Class A shares                                                                    (454,091)

Treasury stock retirement - 44,477,000 shares            (4,420)          (28)      (833,425)        (23,500)       861,373
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 27, 1998                               18,576            85             --       1,677,469       (162,051)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income

   Net income                                                                                        310,177

   Foreign currency translation adjustments (net of tax of $55)

   Change in unrealized gains on marketable
            securities (net of tax of $4,708)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income

Dividends, common - $.41 per share                                                                   (72,016)

Issuance of shares

   Retirement units - 16,407 Class A shares                                             (615)                           532

   Employee stock purchase plan -
      1,523,292 Class A shares                                1                      (15,261)                        49,101

   Stock options - 2,529,597 Class A shares                 361                       87,134                        (37,152)

   Stock conversions - 2,362 shares

Repurchase of stock - 11,864,000 Class A shares                                                                    (410,853)

Treasury stock retirement - 11,407,000 shares            (1,141)                     (71,258)      (314,887)        387,286
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 26, 1999                               17,797            85             --       1,600,743       (173,137)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income

   Net income                                                                                        397,536

   Foreign currency translation adjustments (net of tax of $92)

   Change in unrealized loss on marketable
        securities (net of tax benefit of $9,858)

   Reclassification adjustment for loss included in
     net income (net of tax benefit of $5,150)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income

Dividends, common - $.45 per share                                                                   (75,398)

Issuance of shares

   Retirement units - 34,468 Class A shares                                           (1,193)                         1,191

   Employee stock purchase plan -
      1,137,820 Class A shares                                1                       (3,977)                        39,090

   Restricted shares - 28,000 Class A shares                                             157                            970

   Stock options - 1,952,544 Class A shares                 195                       61,370                            137

   Stock conversions - 82 shares

Repurchase of stock - 14,598,000 Class A shares                                                                    (580,584)

Treasury stock retirement - 13,402,791 shares            (1,340)                     (56,357)      (455,778)        513,475
----------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                              $16,653      $     85      $      --      $1,467,103      $(198,858)
----------------------------------------------------------------------------------------------------------------------------

                                                           Deferred       Accumulated
                                                        Compensation on      Other
                                                          Issuance of    Comprehensive
                                                           Restricted    Income (Loss),
                                                            Class A          Net of
(In thousands, except share and per share data)           Common Stock     Income Tax        Total
------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 1997                                $        --      $   (1,510)     $1,729,297
------------------------------------------------------------------------------------------------------
Comprehensive income

   Net income                                                                                 278,914

   Foreign currency translation adjustments (net
      of tax of $926)                                                             (1,099)      (1,099)
------------------------------------------------------------------------------------------------------
Comprehensive income                                                                          277,815

Dividends, common - $.37 per share                                                            (69,600)

Issuance of shares

   Retirement units - 152,866 Class A shares                                                      809

   Employee stock purchase plan -
      1,427,273 Class A shares                                                                 32,039

   Stock options - 1,559,185 Class A shares                                                    15,201

Repurchase of stock - 14,784,000 Class A shares                                              (454,091)

Treasury stock retirement - 44,477,000 shares                                                      --
------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 27, 1998                                         --          (2,609)      1,531,470
------------------------------------------------------------------------------------------------------
Comprehensive income

   Net income                                                                                 310,177

   Foreign currency translation adjustments (net
      of tax of $55)                                                               26              26

   Change in unrealized gains on marketable
            securities (net of tax of $4,708)                                   5,753           5,753
------------------------------------------------------------------------------------------------------
Comprehensive income                                                                          315,956

Dividends, common - $.41 per share                                                            (72,016)

Issuance of shares

   Retirement units - 16,407 Class A shares                                                       (83)

   Employee stock purchase plan -
      1,523,292 Class A shares                                                                 33,841

   Stock options - 2,529,597 Class A shares                                                    50,343

   Stock conversions - 2,362 shares

Repurchase of stock - 11,864,000 Class A shares                                             (410,853)

Treasury stock retirement - 11,407,000 shares                                                      --
------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 26, 1999                                         --           3,170       1,448,658
------------------------------------------------------------------------------------------------------
Comprehensive income

   Net income                                                                                 397,536

   Foreign currency translation adjustments (net
     of tax of $92)                                                              (110)           (110)

   Change in unrealized loss on marketable
        securities (net of tax benefit of $9,858)                             (11,732)        (11,732)

   Reclassification adjustment for loss included in
     net income (net of tax benefit of $5,150)                                  5,979           5,979
------------------------------------------------------------------------------------------------------
Comprehensive income                                                                          391,673

Dividends, common - $.45 per share                                                            (75,398)

Issuance of shares

   Retirement units - 34,468 Class A shares                                                        (2)

   Employee stock purchase plan -
      1,137,820 Class A shares                                                                 35,114

   Restricted shares - 28,000 Class A shares                 (1,127)                              --

   Stock options - 1,952,544 Class A shares                                                   61,702

   Stock conversions - 82 shares

Repurchase of stock - 14,598,000 Class A shares                                              (580,584)

Treasury stock retirement - 13,402,791 shares                                                      --
------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                                $    (1,127)     $   (2,693)     $1,281,163
------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The New York Times Company (the "Company") is engaged in diversified activities in media. The Company's principal businesses are newspapers, magazines, television and radio stations, and Internet properties. The Company also has equity interests in a Canadian newsprint mill and a "supercalendered" (glossy paper used in magazines) paper mill. The Company's major source of revenue is advertising from its newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company after elimination of intercompany items.

FISCAL YEAR

The Company's fiscal year-end is the last Sunday in December. Fiscal year 2000 comprises 53 weeks and fiscal years 1999 and 1998 each comprise 52 weeks.

INVENTORIES

Inventories are stated at the lower of cost or current market value. Inventory cost is generally based on the last-in, first-out ("LIFO") method for newsprint and magazine paper and the first-in, first-out ("FIFO") method for other inventories.

INVESTMENTS

Investments in which the Company has at least 20%, but not more than 50%, interest are accounted for under the equity method. Investment interests below 20% are accounted for under the cost method.

MARKETABLE SECURITIES

The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a separate component of the Consolidated Statements of Stockholders' Equity and in the Consolidated Balance Sheets, in the caption "Accumulated other comprehensive income (loss), net of income tax."

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost; and depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

INTANGIBLE ASSETS ACQUIRED

Cost in excess of net assets acquired is primarily the excess of cost over the fair market value of tangible net assets acquired. Each quarter the Company evaluates whether there has been an impairment that is other than temporary in any of its intangible assets, including goodwill. An impairment in value is considered to have occurred when the undiscounted future operating cash flows generated by the acquired businesses are not sufficient to recover the carrying values of the intangible assets. If it is determined that an impairment in value has occurred, the excess of the purchase price over the net assets acquired and intangible assets will be written down to the present value of the future operating cash flows to be generated by the acquired businesses in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS No. 121"). See Note 2 for intangible asset write-down in 2000.

The excess costs that arose from acquisitions after October 31, 1970, are being amortized by the straight-line method mainly over 40 years. The remaining portion ($13.0 million), which arose from acquisitions before November 1, 1970, is not being amortized since management believes there has been no decrease in value. Other intangible assets acquired consist primarily of advertiser and subscriber relationships, mastheads and licenses on various acquired properties, as well as software. These intangible assets are being amortized over their estimated useful lives, ranging from 10 to 40 years for customer relationships, mastheads and licenses, and three to 10 years for software.

SUBSCRIPTION REVENUES AND COSTS

Proceeds from subscriptions and related costs, principally agency commissions, are deferred at the time of sale and are included in the Consolidated Statements of Income on a pro rata basis over the terms of the subscriptions.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component of the Consolidated Statements of Stockholders' Equity and in the Stockholders' Equity section of the Consolidated Balance Sheets, in the caption "Accumulated other comprehensive income (loss), net of income tax."

EARNINGS PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards SFAS No. 128, Earnings Per Share (see Note 4). Basic earnings per share is calculated by dividing net earnings available to common shares by average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company's incentive plans (see Note 11). All references to earnings per share are on a diluted basis.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.

INVESTMENT TAX CREDITS

The Company uses the deferral method of accounting for investment tax credits.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

RECLASSIFICATIONS

For comparability, certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for all quarters of fiscal years beginning after June 15, 1999. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Unless the entity can treat the derivative as a hedge according to certain criteria, the entity will be required to reflect any changes in the derivative's fair value in income from continuing operations. In June 1999 the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of Statement of Financial Accounting Standards Statement No. 133 ("SFAS No. 137"). SFAS No. 137 amended the effective date for SFAS No. 133 from June 15, 1999 to June 15, 2000. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133 ("SFAS No. 138"), which is effective for all quarters of fiscal years beginning after June 15, 2000. SFAS No. 138 expands the scope of derivatives in order for an instrument to qualify as a SFAS No. 133 hedge. These statements will be adopted as required by the Company in the first quarter of 2001, and will not have a material effect on the Company's Consolidated Financial Statements.

In December 1999 the Securities and Exchange Commission (the "SEC") released Staff Accounting Bulletin No. 101 -- Revenue Recognition ("SAB No. 101"). SAB No. 101 provides SEC views in applying generally accepted accounting principles to selected revenue recognition issues. In March 2000 the SEC released Staff Accounting Bulletin No. 101A -- Amendment ("SAB No. 101A"). SAB No. 101A amended the implementation date of SAB No. 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. In June 2000 the SEC released Staff Accounting Bulletin No. 101B -- Second Amendment ("SAB No. 101B") further delaying the implementation date of SAB No. 101 to no later than the fourth fiscal quarter of registrants with fiscal years beginning after December 15, 1999. The adoption of this pronouncement did not have a material effect on the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------
2. ACQUISITIONS/DISPOSITIONS

ACQUISITIONS

On January 7, 2000, the Company acquired certain assets and assumed certain liabilities of a newspaper, the Worcester Telegram & Gazette ("T&G"), in Worcester, Mass., for $296.3 million in cash. The cost of this acquisition was principally funded through the Company's commercial paper program. This transaction was accounted for as a purchase and, accordingly, the T&G has been included in the Company's Consolidated Financial Statements, (as of January 7,
2000). Based on a final valuation, the purchase price was allocated to the fair values of goodwill ($161.3 million), other intangibles ($100.5 million principally advertising and subscriber relationships) and to other assets acquired net of liabilities assumed. The amount allocated to goodwill is amortized over a 40-year period and the amount allocated to other intangibles is amortized over an average of 19 years. If this acquisition had occurred in the beginning of 2000 and 1999, it would not have had a material impact on the results of operations for periods presented herein.

On July 22, 1999, a subsidiary of the Company ("Acquisition Subsidiary") acquired Abuzz Technologies, Inc. ("Abuzz"). Abuzz develops and deploys technology to enable online communities to share knowledge, interests and experience. The purchase price of Abuzz amounted to $30.1 million and resulted in an increase to goodwill of $23.8 million and other intangible assets of $7.7 million, all of which is amortized over five years. The purchase price included $5.1 million in cash and $25.0 million in the stock of Acquisition Subsidiary. After the acquisition, the Company owned 95.8% and the former stockholders of Abuzz owned 4.2% of Acquisition Subsidiary. The operating results of Abuzz are not material to the Company's Consolidated Financial Statements. Since the Company did not issue a certain new class of stock ("Class C Stock") to the public by December 31, 2000, (see Note 12 under Tracking Stock), the former stockholders of Abuzz and certain optionees of Acquisition Subsidiary have since required Acquisition Subsidiary to redeem their shares for cash in the amount of $25.0 million, most of which is expected to be paid in the first quarter of 2001. The Company has reflected this $25.0 million in "Accrued expenses" on the Company's Consolidated Balance Sheets as of December 31, 2000.

In 2000, the Company recorded a write-down of intangible assets related to Abuzz amounting to $22.7 million (see Notes 1 and 16). This write-down was related to an impairment determined in accordance with SFAS No. 121 due to the uncertainty of expected cash flows.

DISPOSITIONS

In 2000 the Company recorded a pre-tax net gain of $85.3 million from the sale of seven newspapers: the Santa Barbara News-Press in Santa Barbara, Calif., the Daily World in Opelousas, La., the Daily News in Palatka, Fla., the Lake City Reporter in Lake City, Fla., The News-Sun in Sebring/Avon Park, Fla., The News-Leader in Fernandina Beach, Fla., and the

Marco Island Eagle in Marco Island, Fla. and nine telephone directory operations ("divested Regionals") amounting to $132.1 million. This net gain includes a disposition loss as well as write-downs for certain of the Company's equity interests in online ventures in the aggregate amount of $46.8 million. Additionally, in connection with the sale in October 2000 of the Santa Barbara News-Press, the Company entered into a five-year $25.0 million non-compete agreement. This amount will be recognized as income on a straight-line basis over the life of the agreement. This net gain increased earnings per share by $.36.

The operations of all of these newspapers and telephone directories as well as the interests in online ventures were not material to the Company's Consolidated Financial Statements.

During the second quarter of 1998 the Company recorded an $8.0 million pre-tax gain from the satisfaction of a post-closing requirement related to the 1997 sale of assets of the Company's tennis, sailing and ski magazines. This net gain increased earnings per share by $.02.

During the first quarter of 1998, the Company recorded a $4.6 million pre-tax gain resulting from the sale of equipment. This gain increased earnings per share by $.01.

In 1998 the Company recorded $5.8 million of income related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994. This income increased earnings per share by $.02.

See Note 17 on Subsequent Events relating to the Company's agreement to sell the Magazine Group in 2001.

--------------------------------------------------------------------------------
3. INVESTMENT IN JOINT VENTURES

Investment in Joint Ventures consists of equity ownership interests in two paper mills ("Forest Products Investments") and the International Herald Tribune S.A.S. ("IHT"). The results of the IHT are not material to the Company's Consolidated Financial Statements.

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

The Company received distributions from Madison of $6.2 million in 2000, $7.2 million in 1999 and $8.3 million in 1998. Loan repayments were $12.1 million in 2000, $7.0 million in 1999 and $14.7 million in 1998. No loans or contributions were made to Madison in 2000, 1999 or 1998.

The Company received distributions from Malbaie of $13.2 million in 2000, $5.9 million in 1999 and $9.9 million in 1998. No loans or contributions were made to Malbaie in 2000, 1999 or 1998.

There was no current portion of debt of the Paper Mills included in current liabilities in the table below at December 31, 2000, and at December 26, 1999. The debt of the Paper Mills is not guaranteed by the Company.

Condensed combined balance sheets of the Paper Mills were as follows:

--------------------------------------------------------------------------------
Condensed Combined Balance Sheets
Of Paper Mills
--------------------------------------------------------------------------------
                                                December 31,       December 26,
(In thousands)                                          2000               1999
--------------------------------------------------------------------------------
Current assets                                     $  55,520          $  66,606
Less current liabilities                              45,422             32,912
--------------------------------------------------------------------------------
Working capital                                       10,098             33,694
Fixed assets, net                                    208,336            200,307
Long-term debt                                       (26,000)                --
Deferred income taxes and other                      (14,685)           (53,637)
--------------------------------------------------------------------------------
Net assets                                         $ 177,749          $ 180,364
--------------------------------------------------------------------------------

During 2000, 1999 and 1998, the Company's Newspaper Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $113.6 million for 2000, $67.6 million for 1999 and $79.1 million for 1998.

Condensed combined income statements of the Paper Mills were as follows:

--------------------------------------------------------------------------------
Condensed Combined Income Statements
of Paper Mills
--------------------------------------------------------------------------------
(In thousands)                                2000           1999           1998
--------------------------------------------------------------------------------
Net sales and other income                $258,308       $237,519       $248,611
Costs and expenses                         212,369        192,941        188,665
--------------------------------------------------------------------------------
Income before taxes                         45,939         44,578         59,946
Income tax expense                           8,395          5,525          8,826
--------------------------------------------------------------------------------
Net income                                $ 37,544       $ 39,053       $ 51,120
--------------------------------------------------------------------------------

The condensed combined financial information of the Paper Mills excludes the income tax effects attributable to Madison, since it is a partnership. Such tax effects have been included in the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------
4. EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 31, 2000, December 26, 1999, and December 27, 1998, were as follows:

-------------------------------------------------------------------------------------------------
(In thousands, except per share data)                              2000         1999         1998
-------------------------------------------------------------------------------------------------
Basic earnings per share computation
Numerator
        Net income                                             $397,536     $310,177     $278,914
Denominator
        Average number of common shares outstanding             167,987      175,587      188,762
-------------------------------------------------------------------------------------------------
Basic earnings per share                                       $   2.37     $   1.77     $   1.48
-------------------------------------------------------------------------------------------------
Diluted earnings per share computation
Numerator
        Net income                                             $397,536     $310,177     $278,914
Denominator
     Average number of common shares outstanding                167,987      175,587      188,762
     Incremental shares for assumed exercise of securities        3,610        3,657        4,084
-------------------------------------------------------------------------------------------------
        Total shares                                            171,597      179,244      192,846
-------------------------------------------------------------------------------------------------
Diluted earnings per share                                     $   2.32     $   1.73     $   1.45
-------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
5. INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

--------------------------------------------------------------------------------
                                                    December 31,    December 26,
(In thousands)                                              2000            1999
--------------------------------------------------------------------------------
Newsprint and magazine paper                             $30,639         $23,666
Work-in-process and other inventory                        4,425           4,984
--------------------------------------------------------------------------------
Total                                                    $35,064         $28,650
--------------------------------------------------------------------------------

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 89% of inventory in 2000 and 84% of inventory in 1999. The replacement cost of inventory was approximately $41.3 million at December 31, 2000, and $32.1 million at December 26, 1999.

--------------------------------------------------------------------------------
6. DEBT

Long-term debt consists of the following:

--------------------------------------------------------------------------------
                                                      December 31,  December 26,
(In thousands)                                                2000          1999
--------------------------------------------------------------------------------
5.77% Senior Notes due 2000(A)                            $     --      $100,000

7.625% Notes due 2005, net of unamortized debt
   costs of $3,254 in 2000, and $3,884 in 1999,
   effective interest rate 7.996%(B)                       246,746       246,116

8.25% Debentures due 2025 (due 2005 at option of
   Company), net of unamortized debt costs of
   $2,198 in 2000 and $2,225 in 1999, effective
   interest rate 8.553%(B)                                  69,702        69,675

5.0%-7.125% Medium-Term Notes due 2003 and 2008,
   net of unamortized debt costs of $1,033 in
   2000 and $1,164 in 1999(C)                              196,967       196,836

7.0% Subordinated Convertible Notes due March
   21, 2003(D)                                              40,000            --
--------------------------------------------------------------------------------
Total notes and debentures                                 553,415       612,627
--------------------------------------------------------------------------------
Less current portion                                            --       100,000
--------------------------------------------------------------------------------
Total long-term debt                                      $553,415      $512,627
--------------------------------------------------------------------------------

(A) In October 1993 the Company issued senior notes totaling $200.0 million with interest payable semi-annually. Five-year notes totaling $100.0 million were issued at an annual rate of 5.50%, and the remaining $100.0 million were issued as six and one-half year notes at an annual rate of 5.77%. In October 1998 $100.0 million due on the five-year notes was paid. In April 2000 the remaining $100.0 million of the six and one-half year notes was paid.

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

      In 1998 the Company made a tender offer for any and all of its $150.0 million of outstanding publicly-held 8.25% debentures due March 15, 2025. The debenture holders tendered $78.1 million of the outstanding debentures. The Company financed the purchase of the debentures with available cash and through its existing commercial paper facility. By replacing higher rate long-term borrowings with lower-rate short-term alternatives, the Company reduced interest expense and generated a positive return on a net present value basis. Total cash paid in connection with the tender offer was $89.3 million. The Company recorded an extraordinary charge in 1998 of $13.7 million ($7.7 million net of tax or $.04 per share) in connection with this debt extinguishment.

(C) On August 21, 1998, the Company filed a $300.0 million shelf registration on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. As of December 31, 2000, the Company had issued a total of $198.0 million, excluding unamortized debt costs under the medium-term note program. The notes have maturity dates ranging from October 8, 2003, through November 15, 2009, and pay interest semi-annually with rates ranging from 5.0% to 7.125%.

(D) In March 2000 the Company issued $40.0 million of 7% subordinated convertible notes due March 21, 2003, to three venture capital firms. Upon an initial public offering of Class C Stock, this debt is convertible, at the election of the venture capital firms, into shares of Class C Stock intended to represent approximately 6.7% of the pre-offering equity of the Company's Internet business division ("NYTD"). This debt is not currently convertible (the Company withdrew its registration statement on Form S-3 for an initial public offering of Class C Stock, see Note 12 under Tracking Stock). Beginning January 1, 2002, if no initial public offering of the Class C Stock has occurred, the venture capital firms have the right to require the Company to repurchase the notes at their $40.0 million face value.

                          ----------------------------

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of long-term debt, excluding the current portion, was $582.8 million at December 31, 2000, and $552.6 million at December 26, 1999.

In June 2000 total available funds under revolving credit agreements were increased to $600.0 million from $400.0 million. The Company's one-year agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2001. The Company's multi-year agreement was renewed and increased to $300.0 million from $200.0 million and will now mature in June 2005.

The revolving credit agreements permit borrowings, which bear interest at the Company's option (i) for domestic borrowings: based on a certificates of deposit rate, a Federal Funds rate, a base rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. The revolving credit agreements include provisions that require, among other matters, specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $262.7 million at December 31, 2000.

In June 2000 the Company increased its ability to issue commercial paper from $400.0 million to $600.0 million, which is supported by the Company's revolving credit agreements. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days.

At December 31, 2000, the Company had $291.3 million in commercial paper outstanding with an annual weighted average interest rate of 6.6% and an average of 52 days to maturity from original issuance. At December 26, 1999, the Company had no commercial paper outstanding.

Total debt as of December 31, 2000, including commercial paper and capital lease obligations (see Note 13), amounted to $930.7 million. Total additional borrowings available under all financing arrangements amounted to $410.7 million as of December 31, 2000.

The aggregate face amount of maturities of long-term debt over the next five years are as follows: 2001, none; 2002, $40.0 million; 2003, $49.5 million; 2004, none; 2005, $250.0 million and $220.4 million, thereafter.

Interest expense, net as shown in the accompanying Statements of Income were as follows:

--------------------------------------------------------------------------------
(In thousands)                           2000             1999             1998
--------------------------------------------------------------------------------
Interest expense                     $ 68,567         $ 52,503         $ 47,100
Capitalized interest                       --               --             (173)
Interest income                        (4,469)          (1,785)          (3,594)
--------------------------------------------------------------------------------
Interest expense, net                $ 64,098         $ 50,718         $ 43,333
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
7. INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with SFAS No. 109, Accounting for Income Taxes.

Reconciliations between the effective tax rate on income before income taxes and the federal statutory rate are presented below.

The components of income tax expense as shown in the Consolidated Statements of Income were as follows:

--------------------------------------------------------------------------------
(In thousands)                               2000           1999           1998
--------------------------------------------------------------------------------
Current tax expense
   Federal                              $ 253,682      $ 194,984      $ 173,516
   State, local, foreign                   50,034         77,935         47,384
--------------------------------------------------------------------------------
Total current expense                     303,716        272,919        220,900
--------------------------------------------------------------------------------
Deferred tax (benefit) expense
   Federal                                (26,509)       (16,157)       (10,529)
   State, local, foreign                   (1,657)       (28,475)         8,519
--------------------------------------------------------------------------------
Total deferred benefit                    (28,166)       (44,632)        (2,010)
--------------------------------------------------------------------------------
Income tax expense                      $ 275,550      $ 228,287      $ 218,890
--------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                           2000                      1999                      1998
-------------------------------------------------------------------------------------------------------------------------
                                                               % of                      % of                      % of
                                                  Amount      Pretax        Amount      Pretax        Amount      Pretax
-------------------------------------------------------------------------------------------------------------------------
Tax at federal statutory rate                   $ 213,655      35.0%      $ 188,463      35.0%      $ 172,515      35.0%

Increase (decrease)

   State and local taxes - net                     30,897       5.1          32,149       6.0          35,289       7.2

   Amortization of nondeductible intangible
     assets acquired                               11,059       1.8          10,090       1.9           9,510       1.9

   Other - net                                     (1,972)     (0.3)         (2,415)     (0.5)         (3,889)     (0.8)
-------------------------------------------------------------------------------------------------------------------------
Subtotal                                          253,639      41.6%        228,287      42.4%        213,425      43.3%
-------------------------------------------------------------------------------------------------------------------------
Tax effect of net gain on dispositions,
  write-downs and other                            21,911                        --                     5,465
-------------------------------------------------------------------------------------------------------------------------
Income tax expense                              $ 275,550                 $ 228,287                 $ 218,890
-------------------------------------------------------------------------------------------------------------------------

Income tax benefits, which related to the exercise of options reduced current taxes payable and increased additional paid-in capital by $22.9 million in 2000, $35.5 million in 1999 and $32.0 million in 1998.

Federal and state tax operating loss carryforwards totaled $8.6 million at December 31, 2000. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from one to 20 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $1.9 million as of December 31, 2000.

Tax expense in 2000, 1999 and 1998 was reduced by $1.4 million, $0.4 million and $1.5 million ($2.1 million, $0.7 million and $2.3 million before Federal income tax effect) due to a reduction in the valuation allowance attributable to state net operating loss tax benefits.

The Company generated $16.0 million in investment tax credits in the state of New York in connection with the construction of its College Point facility in 1997. The Company has fully utilized the investment tax credit for state income tax purposes through December 26, 1999. For financial statement purposes, the Company has selected the deferral method of accounting for investment tax credits, and therefore will amortize the $16.0 million tax benefit over the average useful life of the assets which ranges from 10 to 20 years.

The Company reduced goodwill by $3.1 million in 2000 and $7.7 million in 1999 related to pre-acquisition tax related settlements.

In 1999 the Internal Revenue Service completed its examination of federal income tax returns for 1993 through 1995. The examination resulted in a benefit from a tax settlement which did not have a material effect on the Company's Consolidated Financial Statements. The audits for the years 1996 and 1997 are currently in process and are not expected to have a material effect on the Company's Consolidated Financial Statements.

The components of the net deferred tax liabilities recognized on the respective Consolidated Balance Sheets were as follows:

--------------------------------------------------------------------------------
                                                 December 31,      December 26,
(In thousands)                                           2000              1999
--------------------------------------------------------------------------------
Deferred Tax Assets

   Retirement, postemployment and
      deferred compensation plans                   $ 226,544         $ 211,131

   Accruals for other employee
      benefits, compensation,
      insurance and other                              74,713            62,587

   Accounts receivable allowances                      13,493            11,803

   Other                                               43,699            45,530
--------------------------------------------------------------------------------
Total deferred tax assets                             358,449           331,051

Valuation allowance                                    (1,922)           (3,303)
--------------------------------------------------------------------------------
Net deferred tax assets                               356,527           327,748
--------------------------------------------------------------------------------
Deferred Tax Liabilities

   Property, plant and equipment                      253,881           257,502

   Intangible assets                                  106,598           102,315

   Investments in joint ventures                       15,616            39,592

   Other                                               23,740            15,761
--------------------------------------------------------------------------------
Total deferred tax liabilities                        399,835           415,170
--------------------------------------------------------------------------------
Net deferred tax liability                             43,308            87,422
--------------------------------------------------------------------------------
Amounts included in

   Other current assets                                62,939            53,611
--------------------------------------------------------------------------------
Deferred income tax liability                       $ 106,247         $ 141,033
--------------------------------------------------------------------------------

As of December 31, 2000, "Accumulated other comprehensive income (loss), net of income tax" in the Company's Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity was net of a deferred income tax asset of $2.3 million, and net of a deferred income tax liability of $2.6 million as of December 26, 1999.

--------------------------------------------------------------------------------
8. WORK FORCE REDUCTION CHARGES

In 2000 the Company recorded pre-tax charges of $5.3 million related to work force reduction charges ("Buyouts"). This charge reduced earnings per share by $.02 in 2000. In 1999 and 1998, the Company recorded pre-tax charges of $15.5 million and $5.4 million. These charges reduced earnings per share by $.05 in 1999 and $.02 in 1998. At December 31, 2000, $13.6 million and at December 26, 1999, $20.0 million of these charges were unpaid. This balance will be principally paid within one year.

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

In accordance with SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, the components of net periodic pension cost for all Company-sponsored pension plans were as follows:

--------------------------------------------------------------------------------
(In thousands)                                 2000          1999          1998
--------------------------------------------------------------------------------
Service cost                               $ 24,058      $ 25,248      $ 22,093

Interest cost                                61,609        54,781        51,367

Expected return on plan assets              (62,153)      (48,190)      (44,521)

Recognized actuarial (gain) loss             (4,053)        1,655           958

Amortization of prior service cost              873           576           433

Amortization of transition obligation           243           609           637
--------------------------------------------------------------------------------
Net periodic pension cost                  $ 20,577      $ 34,679      $ 30,967
--------------------------------------------------------------------------------

Assumptions used in the actuarial computations were as follows:

--------------------------------------------------------------------------------
                                                       2000      1999      1998
--------------------------------------------------------------------------------
Discount rate                                          7.75%     7.75%     6.75%

Rate of increase in compensation levels                5.00%     5.00%     5.00%

Expected long-term rate of return
   on assets                                           9.00%     9.00%     8.75%
--------------------------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several other pension plans, including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $28.7 million in 2000, $29.6 million in 1999, and $23.2 million in 1998.

The changes in benefit obligation and plan assets at September 30, 2000, and 1999 were as follows:

--------------------------------------------------------------------------------
(In thousands)                                            2000             1999
--------------------------------------------------------------------------------
Change in benefit obligation

Benefit obligation at prior measurement
   date                                              $ 755,385        $ 813,224

Service cost                                            24,058           25,248

Interest cost                                           61,609           54,781

Plan participants' contributions                           145               86

Amendments                                                 311            8,077

Actuarial (gain)/loss                                   15,038         (114,015)

Acquisitions                                            34,179               --

Benefits paid                                          (38,891)         (32,016)
--------------------------------------------------------------------------------
Benefit obligation at current
  measurement date                                     851,834          755,385
--------------------------------------------------------------------------------
Change in plan assets

Fair value of plan assets at prior
  measurement date                                     647,144          578,155

Actual return on plan assets                            95,950           94,793

Employer contribution                                    7,125            6,126

Plan participants' contributions                           145               86

Acquisitions                                            37,160               --

Benefits paid                                          (38,891)         (32,016)
--------------------------------------------------------------------------------
Fair value of plan assets at current
  measurement date                                     748,633          647,144
--------------------------------------------------------------------------------
Funded status                                         (103,201)        (108,241)

Unrecognized actuarial gain                           (130,136)        (110,971)

Unrecognized transition obligation                          59              393

Unrecognized prior service cost                          9,431           10,008

Contribution paid after measurement date                 1,834            1,618
--------------------------------------------------------------------------------
Net amount recognized                                $(222,013)       $(207,193)
--------------------------------------------------------------------------------

The fair value of plan assets for all funded plans was in excess of the accumulated benefit obligation as of December 31, 2000, and December 26, 1999.

The financial statement effects of the Company's Supplemental Employee Retirement Plans were included in the tables above. The primary portion of the Company's net obligation under these plans is included in "Other Liabilities -- Other" on the Company's Consolidated Balance Sheets (see Note 15).

The amount of cost recognized for employer sponsored defined contribution benefit plans for the year ended December 31, 2000, was $13.2 million, $11.9 million for the year ended December 26, 1999, and $12.0 million for the year ended December 27, 1998.

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

Net periodic postretirement cost was as follows:

--------------------------------------------------------------------------------
(In thousands)                                 2000          1999          1998
--------------------------------------------------------------------------------
Components of net periodic benefit cost

Service cost                               $  4,790      $  4,363      $  4,129

Interest cost                                10,578         8,499         8,822

Recognized actuarial gain                    (1,292)       (1,167)         (852)

Amortization of prior service cost           (3,182)       (2,231)       (2,132)
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost   $ 10,894      $  9,464      $  9,967
--------------------------------------------------------------------------------

The Company's policy is to pay claims and premiums under the above-mentioned plans from Company assets.

The accumulated postretirement benefit obligation assumptions were as follows:

--------------------------------------------------------------------------------
                                   2000              1999              1998
--------------------------------------------------------------------------------
Discount rate                     7.75%             7.75%             6.75%

Estimated increase in
  compensation level              5.00%             5.00%             5.00%

Health care cost trend
  rate range                   7.25%-5.00%       7.75%-5.00%       8.50%-5.00%
--------------------------------------------------------------------------------

A one-percentage point change in assumed health care cost trend rates would have the following effects in 2000:

--------------------------------------------------------------------------------
(In thousands)                     One-Percentage Point     One-Percentage Point
                                         Increase                 Decrease
--------------------------------------------------------------------------------
Effect on total service and
   interest cost for 2000                $  1,962                 $ (1,641)

Effect on accumulated
   postretirement benefit
   obligation as of
   December 31, 2000                     $ 18,862                 $(15,520)
--------------------------------------------------------------------------------

The accrued postretirement benefit liability and the change in benefit obligation at September 30 in each year were as follows:

--------------------------------------------------------------------------------
(In thousands)                                              2000           1999
--------------------------------------------------------------------------------
Change in benefit obligation

Benefit obligation at prior measurement date           $ 115,627      $ 140,149

Service cost                                               4,790          4,363

Interest cost                                             10,578          8,499

Plan participants' contributions                           1,848             --

Actuarial (gain)/loss                                     22,235        (29,598)

Amendments                                               (14,001)        (3,189)

Acquisitions                                               7,007             --

Benefits paid                                             (7,597)        (4,597)
--------------------------------------------------------------------------------
Benefit obligation at current
  measurement date                                       140,487        115,627
--------------------------------------------------------------------------------
Change in plan assets

Fair value of plan assets at prior
  measurement date                                            --             --

Employer contribution                                      7,597          4,597

Benefits paid                                             (7,597)        (4,597)
--------------------------------------------------------------------------------
Fair value of plan assets at current
  measurement date                                            --             --
--------------------------------------------------------------------------------
Funded status                                           (140,487)      (115,627)

Unrecognized actuarial gain                              (21,156)       (44,965)

Unrecognized prior service cost                          (26,778)       (15,674)

Contribution paid after
  measurement date                                         2,044          1,303
--------------------------------------------------------------------------------
Net amount recognized                                  $(186,377)     $(174,963)
--------------------------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several welfare plans, including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total contributions to these welfare funds were $25.7 million in 2000, $25.5 million in 1999, and $27.0 million in 1998. The primary portion of the Company's net obligation under these plans is included in "Other Liabilities -- Other" on the Company's Consolidated Balance Sheets (see Note 15).

In accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees after employment but before retirement (such as workers' compensation, disability benefits and health care continuation coverage) during the employee's active years of service.

--------------------------------------------------------------------------------
11. EXECUTIVE AND NON-EMPLOYEE DIRECTORS' INCENTIVE PLANS

Under the Company's 1991 Executive Stock Incentive Plan and the 1991 Executive Cash Bonus Plan (together, the "1991 Executive Plans"), the Board of Directors may authorize incentive compensation awards and grant stock options to key employees of the Company. Awards may be granted in cash, restricted and unrestricted shares of the Company's Class A Common Stock, retirement units (stock equivalents) or such other forms as the Board of Directors deems appropriate. Under the 1991 Executive Plans, stock options of up to 60 million shares of Class A Common Stock may be granted and stock awards of up to two million shares of Class A Common Stock may be made. In adopting the 1991 Executive Plans, shares previously available for issuance of retirement units and stock options under prior plans are no longer available for future awards.

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

Changes in the Company's stock options for the three-year period ended December 31, 2000, were as follows:

---------------------------------------------------------------------------------------------------------
                                   2000                        1999                     1998
                         -------------------------- --------------------------  -------------------------
                                        Weighted                   Weighted                   Weighted
                         Number of      Average     Number of      Average     Number of      Average
(Shares in thousands)     Options    Exercise Price  Options    Exercise Price  Options    Exercise Price
---------------------------------------------------------------------------------------------------------
Options outstanding,       21,703        $30         20,317         $23         19,585         $18
beginning of year

Granted                     5,897         40          5,271          47          4,505          34

Exercised                  (1,966)        18         (3,574)         15         (3,513)         13

Forfeited                    (632)        35           (311)         26           (260)         18
---------------------------------------------------------------------------------------------------------
Options outstanding,
  end of year              25,002        $33         21,703         $30         20,317         $23
---------------------------------------------------------------------------------------------------------
Options exercisable,
  end of year              12,857        $26         10,343         $22         10,045         $16
---------------------------------------------------------------------------------------------------------

The Company's stock options outstanding at December 31, 2000, were as follows:

-------------------------------------------------------------------------------------------------------------------------
(In thousands)                                        Options Outstanding                        Options Exercisable
                                       --------------------------------------------------   -----------------------------
                                                    Weighted Average
                                         Number        Remaining       Weighted Remaining     Number     Weighted Average
Exercise Price Ranges                  of Options   Contractual Life     Exercise Price     of Options    Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$ 5-10                                        71        2 years                $9                 69            $  9

$10-15                                     3,871        4 years                13              3,871              13

$15-20                                     2,428        6 years                19              2,428              19

$20-35                                     7,653        8 years                33              4,966              33

$35-50                                    10,979       10 years                43              1,523              47
-------------------------------------------------------------------------------------------------------------------------
                                          25,002                              $33             12,857             $26
-------------------------------------------------------------------------------------------------------------------------

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

During 2000 Acquisition Subsidiary granted options for 3.4 million shares at an exercise price of $7.03 per share. Outstanding options under the Subsidiary Plan as of December 31, 2000, were for 10.8 million shares at a weighted average exercise price of $5.71 per share of which 3.3 million options were exercisable at a weighted average exercise price of $4.36 per share.

During 1999 Acquisition Subsidiary granted options for 8.2 million shares at an exercise price range of $5.86 to $7.03 per share. Outstanding options under the Subsidiary Plan as of December 26, 1999, were for 8.8 million shares at a weighted average exercise price of $5.17 per share of which 0.7 million options were exercisable at a weighted average exercise price of $0.17 per share.

In connection with the acquisition of Abuzz in July 1999, unvested options to acquire 0.4 million shares of Abuzz were exchanged into unvested options of Acquisition Subsidiary's common stock with similar terms and conditions ("Abuzz

Rollover Options"). The average exercise price of these options is $0.19. These options vest ratably over a two-year period.

In addition, also in connection with the acquisition of Abuzz, Acquisition Subsidiary exchanged vested options in Abuzz for vested options of 0.7 million common shares in Acquisition Subsidiary ("Special Options"). The average exercise price of these options is $0.17 per share.

Since the Company did not issue Class C Stock to the public by December 31, 2000, (see Note 12 under Tracking Stock), substantially all of the holders of Special Options have required Acquisition Subsidiary to redeem their shares (acquired upon exercise of Special Options) for cash (see Note 2).

In 2000 the Company recorded compensation expense of $1.9 million for 3.4 million Acquisition Subsidiary options granted and in 1999 the Company recorded compensation expense of $2.0 million for 3.0 million Acquisition Subsidiary options granted for the difference between the exercise price and the fair market value at the date of grant. Except for options under the Subsidiary Plan noted above, no compensation expense has been recorded by the Company. The Company expects to recognize future noncash compensation for accounting purposes as follows: 2001 - $0.5 million and 2002 - $0.1 million, as the options vest over their respective vesting periods.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to accounting for its stock option and employee stock purchase plans (see Note 12) ("Employee Stock-Based Plans").

The weighted average fair values for stock option grants were $13.94 in 2000, $15.84 in 1999 and $9.35 in 1998. The weighted average values for the Company's Employee Stock Purchase Plan ("ESPP") rights were $9.46 in 2000, $8.62 in 1999 and $6.67 in 1998. The weighted average value for stock options under the Subsidiary Plan was $1.27 in 2000 and $2.16 in 1999. The weighted average values were estimated at the date of grant using the Black Scholes Option Valuation model and the assumptions presented in the table below. There was no expected volatility assumed for the Subsidiary Plan as such assumption is not required for non-public companies.

------------------------------------------------------------------------------------------------------------------------
                                    The
                                 Subsidiary
                                    Plan                      Stock Options                        ESPP Rights
                             -----------------       -----------------------------       -------------------------------
                              2000        1999        2000        1999        1998        2000        1999        1998
------------------------------------------------------------------------------------------------------------------------
Risk-free interest rate       5.06%       6.19%       5.00%       6.20%       4.34%       5.16%       4.15%       5.15%

Expected life                4 years     4 years     5 years     5 years     5 years   1.1 years   1.1 years   1.1 years

Expected volatility             --          --       34.09%      28.08%      24.90%      34.09%      28.08%      24.90%

Expected dividend yield         --          --        1.12%       0.87%       1.08%       1.33%       1.89%       1.39%
------------------------------------------------------------------------------------------------------------------------

Had compensation cost for the Employee Stock-Based Plans and the Subsidiary Plan been determined over the vesting period based on the fair value at the grant date for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The pro forma effect for 2000, 1999 and 1998 on the amounts presented below is not representative of the pro forma effect in future years because it does not take into account pro forma compensation expense related to grants made prior to 1995.

--------------------------------------------------------------------------------------------------------------------------------
                                                     2000                          1999                          1998
                                          --------------------------    --------------------------    --------------------------
(In thousands, except per share data)     As reported     Pro forma     As reported     Pro forma     As reported     Pro forma
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                $   397,536    $   353,323    $   310,177    $   279,807    $   278,914    $   256,837
Basic earnings per share                  $      2.37    $      2.10    $      1.77    $      1.59    $      1.48    $      1.36
Diluted earnings per share                $      2.32    $      2.06    $      1.73    $      1.56    $      1.45    $      1.33

--------------------------------------------------------------------------------
12. CAPITAL STOCK

The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

The Company's Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A shares. As provided for in the Company's Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the directors of the Board, and the Class A and Class B Common Stock have the right to vote together on reservation of Company stock for stock options and other stock-related plans, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

The Company paid $580.6 million in 2000 and $410.9 million in 1999 to repurchase shares of Class A Common Stock. The Company repurchased 14.6 million shares in 2000 at an average cost of $39.77 per share and 11.9 million shares in 1999 at an average cost of $34.63 per share.

On September 21, 2000, the Board of Directors authorized additional repurchase expenditures under the Company's stock repurchase program for up to $600.0 million. During the period from January 1, 2001, through January 24, 2001, the Company paid $29.6 million to repurchase 0.7 million shares of Class A Common Stock at an average price of $40.85 per share. As of January 24, 2001, the remaining amount of repurchase authorizations from the Company's Board of Directors is $425.8 million. Under the authorizations, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. The effect of repurchases on diluted earnings per share was an increase to earnings per share of $.09 in 2000 and $.07 in 1999.

Stock repurchases under the repurchase program exclude shares reacquired in connection with taxes due from optionees on certain exercises under the Company's stock option plans at a cost of $12.8 million in 1999. Also excluded from the repurchase program were repurchases of common stock in connection with noncash exercises under the Company's stock option plans at a cost of $24.3 million in 1999. Effective in 2000, the Company no longer reacquires shares in connection with taxes or noncash exercises.

In 2000 the Company retired from treasury 13.4 million Class A shares. This retirement resulted in a reduction of $513.5 million in treasury stock, $56.4 million in Additional Paid-In Capital and $455.8 million in Retained Earnings. In 1999 the Company retired from treasury 11.4 million Class A shares. This retirement resulted in a reduction of $387.3 million in treasury stock, $71.3 million in Additional Paid-In Capital and $314.9 million in Retained Earnings.

Under the 2001 Offering of the ESPP, eligible employees may purchase Class A Common Stock through payroll deductions during the 2001 plan year at the lower of $33.87 per share (85% of the average market price on September 29, 2000) or 85% of the average market price on November 30, 2001. Between 43% to 51% of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company issued 1.1 million shares in 2000, 1.5 million shares in 1999, and 1.4 million shares in 1998.

In December 2000 the Company awarded 28,000 shares of restricted common stock to certain executives. These shares vest 50% in December 2003 and 50% in December 2004. The Company will expense the value of the shares awarded over the vesting period.

Shares of Class A Common Stock reserved for issuance were as follows:

--------------------------------------------------------------------------------
                                                    December 31,    December 26,
(Shares in thousands)                                       2000            1999
--------------------------------------------------------------------------------
Stock Options
   Outstanding                                            25,002          21,703
   Available                                               6,928           6,296
--------------------------------------------------------------------------------
Employee Stock Purchase Plan
   Available                                               1,785           2,921
--------------------------------------------------------------------------------
Voluntary Conversion of
   Class B Common Stock
   Available                                                 847             847
--------------------------------------------------------------------------------
Retirement Units and Other Awards
   Outstanding                                               135             198
   Available                                               1,933           1,933
--------------------------------------------------------------------------------
Total
   Outstanding                                            25,137          21,901
   Available                                              11,493          11,997
--------------------------------------------------------------------------------

TRACKING STOCK

On January 20, 2000, the Board of Directors of the Company authorized, subject to shareholder approval, the issuance of Class C Stock and on January 28, 2000, the Company filed a registration statement on Form S-3 ("the Form S-3") related to an initial public offering of Class C Stock. This tracking stock was intended to track the performance of NYTD. At the Annual Meeting of Stockholders held on May 23, 2000, stockholders authorized the filing of an amendment to the Company's Certificate of Incorporation to create this new class of stock, which the Company has yet to do.

On October 12, 2000, the Company withdrew the Form S-3 due to unfavorable conditions in the public equities markets. This decision to withdraw the Form S-3 does not have a material impact on operations of NYTD or to the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------
13. COMMITMENTS AND CONTINGENT LIABILITIES

OPERATING LEASES

Such lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating expenses.

Rental expense amounted to $37.4 million in 2000, $32.8 million in 1999, and $29.0 million in 1998. The approximate minimum rental commitments under noncancelable leases at December 31, 2000, were as follows: 2001, $168.6 million; 2002, $160.7 million; 2003, $128.0 million; 2004, $121.0 million; 2005,
$107.7 million and $125.1 million thereafter.

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

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments at December 31, 2000, are as follows:

--------------------------------------------------------------------------------
(In thousands)                                                          Amount
--------------------------------------------------------------------------------
2001                                                                  $   8,935

2002                                                                      8,328

2003                                                                      7,402

2004                                                                      7,275

2005                                                                      6,952

Later years                                                             126,189
--------------------------------------------------------------------------------
Total minimum lease payments                                          $ 165,081

Less imputed interest                                                   (79,031)
--------------------------------------------------------------------------------
Present value of net minimum lease
  payments including current maturities                               $  86,050
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

--------------------------------------------------------------------------------
14. Marketable Securities

In 1999 the Company acquired a total of 1.6 million shares or approximately 6% in TheStreet.com for $15.6 million, of which $3.6 million was in cash and $12.0 million represents an irrevocable credit for future advertising to be used by TheStreet.com through February 2003. These marketable securities are classified as available-for-sale as defined under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are reported at fair market value, and are included in the caption "Miscellaneous Assets" in the Company's Consolidated Balance Sheets. The fair value was $4.5 million at December 31, 2000, and $26.1 million at December 26, 1999. In 2000, the Company recorded a $6.0 million loss (net of income tax) on its original $15.6 million investment in TheStreet.com due to an impairment in value that is other than temporary. There was an unrealized gain of $5.8 million (net of income tax) in 1999 recorded in comprehensive income. There were no realized gains or losses on available-for-sale securities in 1999.

--------------------------------------------------------------------------------
15. OTHER LIABILITIES

The components of the "Other Liabilities -- Other" balance on the Company's Consolidated Balance Sheets were as follows:

--------------------------------------------------------------------------------
(In thousands)                                      December 31,    December 26,
                                                            2000            1999
--------------------------------------------------------------------------------
Pension plan obligation
   (see Note 9)                                         $222,013        $207,193

Obligation for postretirement benefits
   other than pensions and postemployment
   benefits
   (see Note 10)                                         186,377         174,963

Deferred compensation obligation                          95,783          84,497

Other                                                    200,860         167,617
--------------------------------------------------------------------------------
Total                                                   $705,033        $634,270
--------------------------------------------------------------------------------

Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a deferred executive compensation plan sponsored by the Company. The deferrals are for a period of up to four years that may be extended by participants, or taxable distributions must begin. Employees' contributions earn income based on the performance of available investment funds among which they may elect.

The deferred compensation obligation is recorded at fair market value in "Other Liabilities -- Other" in the Company's Consolidated Balance Sheets, and amounted to $95.8 million at December 31, 2000, and $84.5 million at December 26, 1999. This obligation is principally funded with instruments expected to have market performance similar to those available to employees in this plan. The Company's corresponding investments are recorded at fair market value and are included in "Miscellaneous Assets" in the Company's Consolidated Balance Sheets.

--------------------------------------------------------------------------------
16. SEGMENT INFORMATION

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Newspaper, Broadcast, Magazine and its Internet business division, NYTD. For the years presented herein, the Newspaper Group is comprised of the following operating segments, each of which has its own management: The New York Times, The Boston Globe, and 15 other newspapers. The economic characteristics, products, services, production process, customer type and distribution methods for the operating segments of the Newspaper Group are substantially similar and have therefore been aggregated as a reportable segment.

The Broadcast, Magazine and NYTD are managed separately and have different economic characteristics from those of the Newspaper Group, and are therefore shown as separate reportable segments.

The Company began presenting NYTD as a separate segment in 2000. At the end of 2000, the business of selling information to online database providers ("Digital Archive Distribution"), which was previously part of The New York Times newspaper, became part of NYTD. The Company has restated all prior periods to reflect these changes.

Revenues from individual customers, and revenues, operating profit and identifiable assets of foreign operations are not significant. For the years presented herein, the following are the Company's reportable operating segments:

NEWSPAPER GROUP

The New York Times, The Boston Globe, the Company's 15 other newspapers, newspaper distributors, a news service, a features syndicate, TimesDigest, licensing operations of The New York Times databases and microfilm.

Beginning in 2001 The Boston Globe and the T&G will be combined and presented as the New England Newspaper Group.

BROADCAST GROUP

Eight network-affiliated television stations and two radio stations.

MAGAZINE GROUP

Four golf publications and related activities in the golf field. See Note 17 on subsequent events relating to the Company's agreement to sell the Magazine Group in 2001.

NEW YORK TIMES DIGITAL

NYTD now consists of NYTimes.com, Boston.com, newyorktoday.com, WineToday.com, GolfDigest.com, Digital Archive Distribution and Abuzz.

The Company's Statements of Income on a segment basis were as follows:

                                                                            Years Ended
                                                         -------------------------------------------------
                                                         December 31,      December 26,      December 27,
(In thousands)                                                   2000              1999              1998
----------------------------------------------------------------------------------------------------------
REVENUES

Newspapers                                                $ 3,160,247       $ 2,857,380       $ 2,674,872

Broadcast                                                     160,297           150,130           151,175

Magazines                                                     115,438           110,566           115,065

New York Times Digital                                         66,590            43,680            20,443

Intersegment eliminations(A)                                  (13,117)           (5,000)           (5,000)
----------------------------------------------------------------------------------------------------------
Total                                                     $ 3,489,455       $ 3,156,756       $ 2,956,555
----------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)

Newspapers                                                $   677,643       $   568,600       $   491,446

Broadcast                                                      48,818            45,833            45,120

Magazines                                                      19,342            18,652            16,250

New York Times Digital                                        (70,007)          (14,063)          (13,637)

Unallocated corporate expenses                                (39,875)          (47,740)          (29,792)
----------------------------------------------------------------------------------------------------------
Total                                                         635,921           571,282           509,387
----------------------------------------------------------------------------------------------------------
Income from joint ventures                                     15,914            17,900            21,014

Interest expense, net                                          64,098            50,718            43,333

Gain on dispositions of assets and other - net                 85,349                --            18,452
----------------------------------------------------------------------------------------------------------
Income before income taxes and extraordinary item             673,086           538,464           505,520

Income taxes                                                  275,550           228,287           218,890
----------------------------------------------------------------------------------------------------------
Income before extraordinary item                              397,536           310,177           286,630

Extraordinary item, net of tax - debt extinguishment               --                --            (7,716)
----------------------------------------------------------------------------------------------------------
NET INCOME                                                $   397,536       $   310,177       $   278,914
----------------------------------------------------------------------------------------------------------

(A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

Newspaper Group operating profit includes Buyouts of $2.1 million for 2000, $15.4 million for 1999 and $2.5 million for 1998. In 2000 the Company sold certain regional properties, (see Note 2).

The Broadcast Group operating profit includes Buyouts of $0.9 million for 2000, $0.1 million for 1999 and $1.9 million in 1998.

The Magazine Group operating profit includes Buyouts of $0.9 million for 2000 and $3.0 million for Buyouts in 1998. See Note 17 on subsequent events relating to the Company's agreement to sell the Magazine Group.

NYTD operating loss includes Buyouts of $0.4 million in 2000. Additionally, the 2000 operating loss includes a $22.7 million pre-tax noncash charge for a write-down of intangible assets (see Note 2). See Note 17 on subsequent events relating to the Company's agreement to sell GolfDigest.com in 2001.

In 2000 unallocated corporate expenses included Buyouts of $1.0 million. In 1998 unallocated corporate expenses included a benefit of $2.0 million from the reversal of a Buyout accrual.

Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

----------------------------------------------------------------------------------------
                                                                         % Change
                                                                  ----------------------
(In millions)                     2000        1999        1998       00-99        99-98
----------------------------------------------------------------------------------------
The New York Times

   Advertising                $1,306.2    $1,175.2    $1,051.6        11.2         11.8

   Circulation                   476.6       452.6       439.9         5.3          2.9

   Other                         144.6       129.3       140.4        11.8         (7.9)
----------------------------------------------------------------------------------------
   Total                      $1,927.4    $1,757.1    $1,631.9         9.7          7.7
----------------------------------------------------------------------------------------
New England
Newspaper Group

   The Boston Globe

   Advertising                $  493.9    $  462.4    $  438.4         6.8          5.5

   Circulation                   135.9       133.7       133.4         1.7          0.2

   Other                          34.5        22.5        12.6        53.1         79.1
----------------------------------------------------------------------------------------
   Total                      $  664.3    $  618.6    $  584.4         7.4          5.9
----------------------------------------------------------------------------------------
   Worcester Telegram
   & Gazette

   Advertising                $   58.4         N/A         N/A         N/A          N/A

   Circulation                    23.5         N/A         N/A         N/A          N/A

   Other                           0.7         N/A         N/A         N/A          N/A
----------------------------------------------------------------------------------------
   Total                      $   82.6         N/A         N/A         N/A          N/A
----------------------------------------------------------------------------------------
Total New England
Newspaper Group

   Advertising                $  552.3    $  462.4    $  438.4        19.4          5.5

   Circulation                   159.4       133.7       133.4        19.2          0.2

   Other                          35.2        22.5        12.6        56.2         79.1
----------------------------------------------------------------------------------------
   Total                      $  746.9    $  618.6    $  584.4        20.7          5.9
----------------------------------------------------------------------------------------
Regional Newspapers(A)

   Advertising                $  368.6    $  363.4    $  342.7         1.4          6.0

   Circulation                   101.2       103.0       103.0        (1.8)          --

   Other                          16.1        15.3        12.9         5.6         18.0
----------------------------------------------------------------------------------------
   Total                      $  485.9    $  481.7    $  458.6         0.9          5.0
----------------------------------------------------------------------------------------
Total Newspaper Group

   Advertising                $2,227.1    $2,001.0    $1,832.7        11.3          9.2

   Circulation                   737.2       689.3       676.3         6.9          1.9

   Other                         195.9       167.1       165.9        17.2          0.7
----------------------------------------------------------------------------------------
   Total                      $3,160.2    $2,857.4    $2,674.9        10.6          6.8
----------------------------------------------------------------------------------------

(A) Excluding divested Regionals, 2000 advertising revenue for the Regional Newspaper Group increased 4.9% compared with 1999 and 5.9% compared with 1998.

The Company's segment depreciation and amortization, capital expenditures and identifiable assets reconciled to consolidated amounts were as follows:

--------------------------------------------------------------------------------
                                                    Years Ended
                                   ---------------------------------------------
                                   December 31,    December 26,    December 27,
(In thousands)                             2000            1999            1998
--------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION

Newspapers                           $  164,977      $  164,195      $  165,326

Broadcast                                16,732          17,368          17,662

Magazines                                 1,265           1,372          (4,361)

New York Times Digital(A)                33,314           4,586           1,159

Corporate                                11,333           9,620           8,099

Investment in joint ventures                352             352             352
--------------------------------------------------------------------------------
Total                                $  227,973      $  197,493      $  188,237
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES(B)

Newspapers                           $   50,882      $   40,160      $   52,213

Broadcast                                 9,001          10,475           4,331

Magazines                                   129             465             631

New York Times Digital                   20,136           9,726           1,965

Corporate                                 5,152          12,581          22,438
--------------------------------------------------------------------------------
Total                                $   85,300      $   73,407      $   81,578
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS

Newspapers                           $2,754,716      $2,564,674      $2,673,197

Broadcast                               368,112         377,221         387,680

Magazines                                55,964          60,362          62,148

New York Times Digital                   38,378          50,538           6,769

Corporate                               282,189         321,067         213,042

Investment in joint ventures            107,320         121,940         122,273
--------------------------------------------------------------------------------
Total                                $3,606,679      $3,495,802      $3,465,109
--------------------------------------------------------------------------------

(A) The Company recorded a write-down of intangible assets related to Abuzz amounting to $22.7 million, which was included in amortization expense.

(B) Capital expenditures exclude additions to capitalized leases for the Edison Facility in 1998 (see Note 13).

--------------------------------------------------------------------------------
17. Subsequent Events

On January 4, 2001, the Company sold substantially all of its investment in TheStreet.com. The proceeds of the sale approximated carrying value.

On January 31, 2001, the Company entered into an agreement to sell the assets of Golf Digest, Golf Digest Woman, Golf World, Golf World Business and GolfDigest.com. The sale is expected to be completed, subject to regulatory approval, in the second quarter of 2001. The results of operations for the Magazine Group are not material to the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------
18. CONSOLIDATING FINANCIAL INFORMATION

Below is the consolidating financial information of the Company excluding NYTD ("NYT") as well as NYTD. The financial information reflects the businesses of NYT and NYTD including the allocation of revenues and expenses between NYT and NYTD in accordance with the Company's allocation policies.

The allocations are as follows: a) Inter-group advertising revenues between NYT and NYTD, b) a portion of classified advertising revenues from NYT to NYTD, c) license fees charged by NYT to NYTD for the electronic use of the trademarks and copyrights owned by NYT, d) a portion of NYT expenses for general and administrative services and shared processing services from NYT to NYTD. Additionally, the income tax benefit relating to the operations of NYTD, which could be utilized on a consolidated basis, were allocated to NYTD. The Company believes that the aforementioned allocations were made on a reasonable basis.

                       CONSOLIDATING STATEMENTS OF INCOME

                                         Year Ended December 31, 2000
                               -------------------------------------------------
                                                                       The New
                                                         Elimina-    York Times
(In thousands)                    NYT          NYTD        tions       Company
--------------------------------------------------------------------------------
REVENUES

External non-internet
  revenues                     $3,422,280    $     --    $     --    $3,422,280

External internet
  revenues                          3,158      64,017          --        67,175

Inter-group license
  fee revenue                      10,544       2,573     (13,117)           --
--------------------------------------------------------------------------------
Total                           3,435,982      66,590     (13,117)    3,489,455
--------------------------------------------------------------------------------
COSTS AND EXPENSES

Production costs:

  External expenses             1,426,562      31,488          --     1,458,050

  Inter-group license
    fee expense                        61       5,000      (5,061)           --

Selling, general and
  administrative
  expenses:

  External expenses             1,302,585      92,899          --     1,395,484

  Inter-group allocated
    expenses                          846       7,210      (8,056)           --
--------------------------------------------------------------------------------
Total                           2,730,054     136,597     (13,117)    2,853,534
--------------------------------------------------------------------------------
OPERATING PROFIT                  705,928     (70,007)         --       635,921
   (LOSS)

Income from joint
  ventures                         15,914          --          --        15,914

Interest expense, net              64,098          --          --        64,098

Gain on dispositions
  of assets and other-net          85,349          --          --        85,349
--------------------------------------------------------------------------------
Income (loss) before
  income taxes and
  extraordinary item              743,093     (70,007)         --       673,086

Income taxes (benefit)            296,310     (20,760)         --       275,550
--------------------------------------------------------------------------------
Income (loss) before
  extraordinary item              446,783     (49,247)         --       397,536

Extraordinary item,
  net of tax                           --          --          --            --
--------------------------------------------------------------------------------
NET INCOME/(LOSS)              $  446,783    $(49,247)   $     --    $  397,536
--------------------------------------------------------------------------------

                                         Year Ended December 26, 1999
                               -------------------------------------------------
                                                                       The New
                                                         Elimina-    York Times
(In thousands)                    NYT          NYTD        tions       Company
--------------------------------------------------------------------------------
REVENUES

External non-internet
  revenues                     $3,110,834    $     --    $     --    $3,110,834

External internet
  revenues                          2,242      43,680          --        45,922

Inter-group license
  fee revenue                       5,000          --      (5,000)           --
--------------------------------------------------------------------------------
Total                           3,118,076      43,680      (5,000)    3,156,756
--------------------------------------------------------------------------------
COSTS AND EXPENSES

Production costs:

  External expenses             1,343,922      19,015          --     1,362,937

  Inter-group license
    fee expense                        --       5,000      (5,000)           --

Selling, general and
  administrative
  expenses:

  External expenses             1,191,122      31,415          --     1,222,537

  Inter-group allocated
    expenses                       (2,313)      2,313          --            --
--------------------------------------------------------------------------------
Total                           2,532,731      57,743      (5,000)    2,585,474
--------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)           585,345     (14,063)         --       571,282

Income from joint
  ventures                         17,900          --          --        17,900

Interest expense, net              50,704          14          --        50,718

Gain on dispositions
  of assets and other-net              --          --          --            --
--------------------------------------------------------------------------------
Income (loss) before
  income taxes and
  extraordinary item              552,541     (14,077)         --       538,464

Income taxes (benefit)            234,228      (5,941)         --       228,287
--------------------------------------------------------------------------------
Income (loss) before
  extraordinary item              318,313      (8,136)         --       310,177

Extraordinary item,
  net of tax                           --          --          --            --
--------------------------------------------------------------------------------
NET INCOME/(LOSS)              $  318,313    $ (8,136)   $     --    $  310,177
--------------------------------------------------------------------------------

                                         Year Ended December 27, 1998
                               -------------------------------------------------
                                                                       The New
                                                         Elimina-    York Times
(In thousands)                    NYT          NYTD        tions       Company
--------------------------------------------------------------------------------
REVENUES

External non-internet
  revenues                     $2,934,543    $     --    $     --    $2,934,543

External internet
  revenues                          1,569      20,443          --        22,012

Inter-group license
  fee revenue                       5,000          --      (5,000)           --
--------------------------------------------------------------------------------
Total                           2,941,112      20,443      (5,000)    2,956,555
--------------------------------------------------------------------------------
COSTS AND EXPENSES

Production costs:

  External expenses             1,353,533      13,115          --     1,366,648

  Inter-group license
    fee expense                        --       5,000      (5,000)           --

Selling, general and
  administrative
  expenses:

  External expenses             1,064,555      15,965          --     1,080,520

  Inter-group allocated
    expenses                           --          --          --            --
--------------------------------------------------------------------------------
Total                           2,418,088      34,080      (5,000)    2,447,168
--------------------------------------------------------------------------------
OPERATING PROFIT                  523,024     (13,637)         --       509,387
   (LOSS)

Income from joint
  ventures                         21,014          --          --        21,014

Interest expense, net              43,333          --          --        43,333

Gain on dispositions
  of assets and other-net          18,452          --          --        18,452
--------------------------------------------------------------------------------
Income (loss) before
  income taxes and
  extraordinary item              519,157     (13,637)         --       505,520
--------------------------------------------------------------------------------
Income taxes (benefit)            225,231      (6,341)         --       218,890
--------------------------------------------------------------------------------
Income (loss) before
  extraordinary item              293,926      (7,296)         --       286,630

Extraordinary item,
  net of tax                       (7,716)         --          --        (7,716)
--------------------------------------------------------------------------------
NET INCOME/(LOSS)              $  286,210    $ (7,296)   $     --    $  278,914
--------------------------------------------------------------------------------

                          CONSOLIDATING BALANCE SHEETS

                                                             December 31, 2000
                                           ----------------------------------------------------
                                                                      Reclassifi-     The New
                                                                       cations/     York Times
(In thousands)                                 NYT          NYTD     Eliminations     Company
-----------------------------------------------------------------------------------------------
ASSETS

Current assets                             $  600,455     $ 10,311     $     --     $  610,766

Investment in joint ventures                  107,320           --           --        107,320

Funds allocated to NYTD                        51,910           --      (51,910)            --

Property plant
  & equipment, net                          1,181,242       25,918           --      1,207,160

Intangible assets
  acquired, net                             1,479,972          126           --      1,480,098

Miscellaneous assets                          198,683        2,652           --        201,335
-----------------------------------------------------------------------------------------------
Total                                      $3,619,582     $ 39,007     $(51,910)    $3,606,679
-----------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY

Current liabilities                        $  854,450     $ 22,920     $     --     $  877,370

Other liabilities                           1,402,315       45,831           --      1,448,146

Funds allocated from NYTD                          --       51,910      (51,910)            --

Common stock                                   16,738           --           --         16,738

Retained earnings
  (accumulated losses)                      1,548,757      (81,654)          --      1,467,103

Common stock held in treasury, at cost,
  and other                                  (201,551)          --           --       (201,551)

Deferred compensation on issuance
  of restricted Class A common stock           (1,127)          --           --         (1,127)
-----------------------------------------------------------------------------------------------
Total                                      $3,619,582     $ 39,007     $(51,910)    $3,606,679
-----------------------------------------------------------------------------------------------

                                                             December 26, 1999
                                           ----------------------------------------------------
                                                                      Reclassifi-     The New
                                                                       cations/     York Times
(In thousands)                                 NYT          NYTD     Eliminations     Company
-----------------------------------------------------------------------------------------------
ASSETS

Current assets                             $  603,537     $ 11,371     $     --     $  614,908

Investment in joint ventures                  121,940           --           --        121,940

Funds allocated to NYTD                        68,634           --      (68,634)            --

Property plant
  & equipment, net                          1,208,601        9,795           --      1,218,396

Intangible assets
  acquired, net                             1,276,134       28,884           --      1,305,018

Miscellaneous assets                          235,052          488           --        235,540
-----------------------------------------------------------------------------------------------
Total                                      $3,513,898     $ 50,538     $(68,634)    $3,495,802
-----------------------------------------------------------------------------------------------
LIABILITIES AND
  STOCKHOLDERS' EQUITY

Current liabilities                        $  660,960     $ 12,554     $     --     $  673,514

Other liabilities                           1,371,873        1,757           --      1,373,630

Funds allocated from NYTD                          --       68,634      (68,634)            --

Common stock                                   17,882           --           --         17,882

Retained earnings
  (accumulated losses)                      1,633,150      (32,407)          --      1,600,743

Common stock held in treasury, at cost,
  and other                                  (169,967)          --           --       (169,967)

Deferred compensation on issuance
  of restricted Class A common stock               --           --           --             --
-----------------------------------------------------------------------------------------------
Total                                      $3,513,898     $ 50,538     $(68,634)    $3,495,802
-----------------------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION TO THE CONDENSED CONSOLIDATING BALANCE SHEETS
--------------------------------------------------------------------------------

FUNDS ALLOCATED TO/FROM NYTD

(In thousands)                                              Debt         Funds
                                               Funds      proceeds     allocated
                                             allocated   advanced to   to/from
                                              from NYT       NYT       NYT, net
                                             -----------------------------------
Balance at December 28, 1998 .............    $ 27,639    $     --     $ 27,639
   Funds allocated from NYT ..............      40,995          --       40,995
                                             -----------------------------------
Balance at December 26, 1999 .............      68,634          --       68,634
                                             -----------------------------------
   Funds allocated from NYT ..............       3,237      20,039       23,276
   Debt proceeds advanced to NYT (A) .....          --     (40,000)     (40,000)
                                             -----------------------------------
Balance at December 31, 2000 .............    $ 71,871    $(19,961)    $ 51,910
                                             -----------------------------------

(A) The Company makes available the proceeds of this debt (see Note 6) to NYTD as they are needed and as such NYTD accrues interest income on the amount of proceeds still available to NYTD at the Company's short-term interest rate.

ADVERTISING CREDITS

On March 3, 2000, NYT committed to provide $30.0 million in advertising credits to NYTD to be utilized in any of the NYT's print publications. It is NYTD's current intention to use these credits as consideration to effect strategic alliances, investments and acquisitions.

The advertising credits will be recorded on NYTD's financial statements as they are committed to independent third parties. The fair market value of what is received or the value of the advertising given up, whichever is more readily determinable, will be recorded as an asset with a corresponding amount recorded as funds allocated from NYT to NYTD, in NYTD's financial statements. As of December 31, 2000, none of the advertising credits have been utilized.

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                               Year Ended December 31, 2000
                                   ---------------------------------------------------
                                                                               The New
                                                                Elimina-     York Times
(In thousands)                        NYT           NYTD         tions         Company
--------------------------------------------------------------------------------------
CASH FLOWS
  FROM OPERATING
  ACTIVITIES

Net income/(loss)                  $ 446,783     $ (49,247)    $      --    $ 397,536

Adjustments to reconcile net
  income to net cash provided
  by operating activities            145,787        46,534            --      192,321
--------------------------------------------------------------------------------------
Net cash provided by operating
  activities                         592,570        (2,713)           --      589,857
--------------------------------------------------------------------------------------
CASH FLOWS
  FROM INVESTING
  ACTIVITIES

Businesses acquired                 (296,278)           --            --     (296,278)

Net proceeds from dispositions       191,171            --            --      191,171

Additions to property, plant
  and equipment                      (68,006)      (17,294)           --      (85,300)

Other investing proceeds              13,865            --            --       13,865

Other investing payments             (16,918)       (1,500)           --      (18,418)
--------------------------------------------------------------------------------------
Net cash used in investing
  activities                        (176,166)      (18,794)           --     (194,960)
--------------------------------------------------------------------------------------
CASH FLOWS
  FROM FINANCING
  ACTIVITIES

Commercial paper (repayment)
  borrowings-net                     291,251            --            --      291,251

Long-term obligations,
  net of payments                   (101,442)       38,955            --      (62,487)

Capital shares repurchases, net
  of issuances                      (543,081)           --            --     (543,081)

Dividends paid to stockholders       (75,398)           --            --      (75,398)

Funds allocated to/from NYT
  to NYTD                             17,723       (17,723)           --           --
--------------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities              (410,947)       21,232            --     (389,715)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                 5,457          (275)           --        5,182

Cash and cash equivalents
  at the beginning of the year        63,677           184            --       63,861
--------------------------------------------------------------------------------------
Cash and cash equivalents
  at the end of the year           $  69,134     $     (91)    $      --    $  69,043
--------------------------------------------------------------------------------------

                                               Year Ended December 26, 1999
                                   ---------------------------------------------------
                                                                              The New
                                                                Elimina-     York Times
(In thousands)                        NYT           NYTD         tions        Company
--------------------------------------------------------------------------------------
CASH FLOWS
  FROM OPERATING
  ACTIVITIES

Net income/(loss)                  $ 318,314     $  (8,137)    $      --    $ 310,177

Adjustments to reconcile net
  income to net cash provided
  by operating activities            285,152         5,766            --      290,918
--------------------------------------------------------------------------------------
Net cash provided by operating
  activities                         603,466        (2,371)           --      601,095
--------------------------------------------------------------------------------------
CASH FLOWS
  FROM INVESTING
  ACTIVITIES

Businesses acquired                       --        (5,100)           --       (5,100)

Net proceeds from dispositions        11,434            --            --       11,434

Additions to property, plant
  and equipment                      (63,429)       (9,978)           --      (73,407)

Other investing proceeds               8,704            --            --        8,704

Other investing payments             (24,489)           --            --      (24,489)
--------------------------------------------------------------------------------------
Net cash used in investing
  activities                         (67,780)      (15,078)           --      (82,858)
--------------------------------------------------------------------------------------
CASH FLOWS
  FROM FINANCING
  ACTIVITIES

Commercial paper (repayment)
  borrowings-net                    (124,100)           --            --     (124,100)

Long-term obligations,
  net of payments                     98,764         2,739            --      101,503

Capital shares repurchases, net
  of issuances                      (395,754)           --            --     (395,754)

Dividends paid to stockholders       (72,016)           --            --      (72,016)

Funds allocated to/from NYT
  to NYTD                            (14,850)       14,850            --           --
--------------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities              (507,956)       17,589            --     (490,367)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents                27,730           140            --       27,870

Cash and cash equivalents
  at the beginning of the year        35,947            44            --       35,991
--------------------------------------------------------------------------------------
Cash and cash equivalents
  at the end of the year           $  63,677     $     184     $      --    $  63,861
--------------------------------------------------------------------------------------

                                               Year Ended December 27, 1998
                                   ---------------------------------------------------
                                                                              The New
                                                                Elimina-     York Times
(In thousands)                        NYT           NYTD         tions        Company
--------------------------------------------------------------------------------------
CASH FLOWS
  FROM OPERATING
  ACTIVITIES

Net income/(loss)                  $ 286,210     $  (7,296)    $      --    $ 278,914

Adjustments to reconcile net
  income to net cash provided
  by operating activities            217,717           269            --      217,986
--------------------------------------------------------------------------------------
Net cash provided by operating
  activities                         503,927        (7,027)           --      496,900
--------------------------------------------------------------------------------------
CASH FLOWS
  FROM INVESTING
  ACTIVITIES

Businesses acquired                       --            --            --           --

Net proceeds from dispositions        23,661            --            --       23,661

Additions to property, plant
  and equipment                      (79,613)       (1,965)           --      (81,578)

Other investing proceeds              14,725            --            --       14,725

Other investing payments             (12,974)           --            --      (12,974)
--------------------------------------------------------------------------------------
Net cash used in investing
  activities                         (54,201)       (1,965)           --      (56,166)
--------------------------------------------------------------------------------------
CASH FLOWS
  FROM FINANCING
  ACTIVITIES

Commercial paper (repayment)
  borrowings-net                     124,100            --            --      124,100

Long-term obligations,
  net of payments                    (92,412)           (2)           --      (92,414)

Capital shares repurchases, net
  of issuances                      (473,649)           --            --     (473,649)

Dividends paid to stockholders       (69,600)           --            --      (69,600)

Funds allocated to/from NYT
  to NYTD                             (8,999)        8,999            --           --
--------------------------------------------------------------------------------------
Net cash (used in) provided by
  financing activities              (520,560)        8,997            --     (511,563)
--------------------------------------------------------------------------------------
Net increase (decrease) in cash
  and cash equivalents               (70,834)            5            --      (70,829)

Cash and cash equivalents
  at the beginning of the year       106,781            39            --      106,820
--------------------------------------------------------------------------------------
Cash and cash equivalents
  at the end of the year           $  35,947     $      44     $      --    $  35,991
--------------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
AND STOCKHOLDERS OF
THE NEW YORK TIMES COMPANY

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 31, 2000 and December 26, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14a. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

New York, New York
January 24, 2001
(January 31, 2001 as to Note 17)

MANAGEMENT'S RESPONSIBILITIES REPORT

The Company's consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on management's best estimates and judgments.

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

The consolidated financial statements were audited by Deloitte & Touche LLP, independent auditors. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America and their report is shown on this page.

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


/s/ Russell T. Lewis

Russell T. Lewis
President and Chief Executive Officer
The New York Times Company


/s/ John M. O'Brien

John M. O'Brien
Senior Vice President and Chief Financial Officer
The New York Times Company

                        QUARTERLY INFORMATION (Unaudited)

                                        First Quarter      Second Quarter       Third Quarter
                                      --------------------------------------------------------
(In millions, except per share data)    2000      1999      2000      1999      2000      1999
----------------------------------------------------------------------------------------------
Revenues                              $850.7    $745.9    $893.0    $785.9    $794.3    $735.9
----------------------------------------------------------------------------------------------
Costs and expenses

   Production costs

      Raw materials                     85.5      87.3      87.9      82.5      84.1      67.5
      Wages and benefits               169.4     149.8     142.5     145.5     147.1     143.6
      Other                            100.9     107.4     129.3     108.9     117.3     110.5
----------------------------------------------------------------------------------------------
      Total production costs           355.8     344.5     359.7     336.9     348.5     321.6

   Selling, general and
      administrative expenses          340.0     286.1     347.3     294.1     329.6     301.6
----------------------------------------------------------------------------------------------
Operating profit                       154.9     115.3     186.0     154.9     116.2     112.7

Income from joint ventures               3.7       4.2       3.6       3.3       3.9       4.9

Interest expense, net                   15.4      12.0      15.2      12.8      17.5      12.9

Gain on dispositions of assets
  and other - net                         --        --        --        --      22.1        --
----------------------------------------------------------------------------------------------
Income before taxes                    143.2     107.5     174.4     145.4     124.7     104.7

Income taxes                            60.2      46.2      72.6      61.8      49.8      44.7
----------------------------------------------------------------------------------------------
Net income                            $ 83.0    $ 61.3    $101.8    $ 83.6    $ 74.9    $ 60.0
----------------------------------------------------------------------------------------------
Average number of common
   shares outstanding

      Basic                            173.0     179.7     169.5     176.1     166.6     173.8
      Diluted                          177.2     183.1     173.0     179.3     169.9     177.7
----------------------------------------------------------------------------------------------
Basic earnings per share              $  .48    $  .34    $  .60    $  .47    $  .45    $  .35
----------------------------------------------------------------------------------------------
Diluted earnings per share            $  .47    $  .34    $  .59    $  .47    $  .44    $  .34
----------------------------------------------------------------------------------------------
Dividends per share                   $ .105    $ .095    $ .115    $ .105    $ .115    $ .105
----------------------------------------------------------------------------------------------

                                       Fourth Quarter             Year
                                      ----------------------------------------
(In millions, except per share data)    2000      1999        2000        1999
------------------------------------------------------------------------------
Revenues                              $951.5    $889.1    $3,489.5    $3,156.8
------------------------------------------------------------------------------
Costs and expenses

   Production costs

      Raw materials                    105.8      84.1       363.3       321.4
      Wages and benefits               155.6     152.3       614.6       591.2
      Other                            132.6     123.6       480.1       450.4
------------------------------------------------------------------------------
      Total production costs           394.0     360.0     1,458.0     1,363.0

   Selling, general and
      administrative expenses          378.6     340.7     1,395.5     1,222.5
------------------------------------------------------------------------------
Operating profit                       178.9     188.4       636.0       571.3

Income from joint ventures               4.7       5.5        15.9        17.9

Interest expense, net                   16.0      13.0        64.1        50.7

Gain on dispositions of assets
  and other - net                       63.2        --        85.3          --
------------------------------------------------------------------------------
Income before taxes                    230.8     180.9       673.1       538.5

Income taxes                            93.0      75.6       275.6       228.3
------------------------------------------------------------------------------
Net income                            $137.8    $105.3    $  397.5    $  310.2
------------------------------------------------------------------------------
Average number of common
   shares outstanding

      Basic                            162.9     172.6       168.0       175.6
      Diluted                          165.7     177.0       171.6       179.2
------------------------------------------------------------------------------
Basic earnings per share              $  .85    $  .61    $   2.37    $   1.77
------------------------------------------------------------------------------
Diluted earnings per share            $  .83    $  .59    $   2.32    $   1.73
------------------------------------------------------------------------------
Dividends per share                   $ .115    $ .105    $    .45    $    .41
------------------------------------------------------------------------------

o All earnings per share amounts for special items below are on a diluted basis.

o For comparability, certain prior year amounts have been reclassified to conform with 2000 presentation.

The 2000 and 1999 quarters do not equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table on the proceeding page.

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

Special items for 2000 and 1999 by quarter were as follows:

o Third-quarter 2000 results included a $22.2 million pre-tax gain ($0.08 per share) principally resulting from the sale of certain Regional newspapers, partially offset by a disposition loss as well as write-downs for certain of the Company's interests in online ventures (see Note 2). In the same period, there was a $3.8 million pre-tax charge ($0.01 per share) for Buyouts.

o Fourth-quarter 2000 results included a $63.2 million pre-tax gain ($.28 per share) principally resulting from the sale of certain Regional newspapers, partially offset by a disposition loss as well as write-downs for certain of the Company's investment interests in online ventures (see
      Note 2). In the same period, there was a $22.7 million pre-tax charge ($.12 per share) for a write-down of intangible assets (see Note 2) and $1.5 million pre-tax charge ($0.01 per share) for Buyouts.

o Second-quarter 1999 results included a $4.0 million pre-tax charge ($.01 per share) for Buyouts.

o Third-quarter 1999 results included a $6.1 million pre-tax charge ($.02 per share) for Buyouts.

o Fourth-quarter 1999 results included a $5.3 million pre-tax charge ($.02 per share) principally for Buyouts.

--------------------------------------------------------------------------------
MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of January 24, 2001, was as follows:
Class A Common Stock: 10,664; Class B Common Stock: 37.

The market price range of Class A Common Stock was as follows:

--------------------------------------------------------------------------------
Quarter Ended                               2000                    1999
--------------------------------------------------------------------------------
                                        High         Low        High         Low

March                                 $49.94      $38.63      $35.94      $28.94

June                                   45.19       35.75       38.50       26.94

September                              42.75       35.88       40.75       36.56

December                               44.63       32.63       48.75       37.50

Year                                   49.94       32.63       48.75       26.94
--------------------------------------------------------------------------------

                      TEN-YEAR SUPPLEMENTAL FINANCIAL DATA

                                                               Years Ended December
                                               -----------------------------------------------------
(In millions, except per share data)              2000       1999       1998        1997        1996
----------------------------------------------------------------------------------------------------
Revenues and Income

Revenues                                       $ 3,489    $ 3,157    $ 2,957     $ 2,882     $ 2,643
----------------------------------------------------------------------------------------------------
Operating Profit                                   636        571        509         445         163
----------------------------------------------------------------------------------------------------
Income (Loss) from Joint Ventures                   16         18         21          14          18
----------------------------------------------------------------------------------------------------
Income (Loss) before extraordinary item and        398        310        287         262          85
   cumulative effect of accounting change

Extraordinary item(1)                               --         --         (8)         --          --

Net cumulative effect of
   accounting change                                --         --         --          --          --
----------------------------------------------------------------------------------------------------
Net income (loss)                              $   398    $   310    $   279     $   262     $    85
----------------------------------------------------------------------------------------------------
Financial Position

Total assets                                   $ 3,607    $ 3,496    $ 3,465     $ 3,623     $ 3,540

Long-term debt
   and capital lease obligations                   637        598        598         535         637

Common stockholders' equity                      1,281      1,449      1,531       1,729       1,624
----------------------------------------------------------------------------------------------------
Basic earnings per share

   Income (Loss) before extraordinary item
      and cumulative effect of accounting
      change                                   $  2.37    $  1.77    $  1.52     $  1.36     $   .43

   Extraordinary item(1)                            --         --       (.04)         --          --

   Net cumulative effect of accounting
      change                                        --         --         --          --          --
----------------------------------------------------------------------------------------------------
   Net income                                  $  2.37    $  1.77    $  1.48     $  1.36     $   .43
----------------------------------------------------------------------------------------------------
Diluted earnings per share

   Income (Loss) before extraordinary item
      and cumulative effect of accounting
      change                                   $  2.32    $  1.73    $  1.49     $  1.33     $   .43

   Extraordinary item(1)                            --         --       (.04)         --          --

   Net cumulative effect of accounting
      change                                        --         --         --          --          --
----------------------------------------------------------------------------------------------------
   Net income                                  $  2.32    $  1.73    $  1.45     $  1.33     $   .43
----------------------------------------------------------------------------------------------------
Dividends                                      $   .45    $   .41    $   .37     $   .32     $   .29

Common stockholders' equity                    $  7.47    $  8.08    $  7.94     $  8.77     $  8.25
----------------------------------------------------------------------------------------------------
Shares Outstanding

Class A and Class B Common                         162        174        182         193         195
----------------------------------------------------------------------------------------------------
Market Price (end of year)                     $ 40.06    $ 46.88    $ 35.31     $ 32.03     $ 19.25
----------------------------------------------------------------------------------------------------

                                                               Years Ended December
                                               -----------------------------------------------------
(In millions, except per share data)              1995       1994       1993        1992        1991
----------------------------------------------------------------------------------------------------
Revenues and Income

Revenues                                       $ 2,442    $ 2,392    $ 2,057     $ 1,810     $ 1,737
----------------------------------------------------------------------------------------------------
Operating Profit                                   223        207        126          88          93
----------------------------------------------------------------------------------------------------
Income (Loss) from Joint Ventures                   15          5        (53)         (9)          9
----------------------------------------------------------------------------------------------------
Income (Loss) before extraordinary item and        136        213          6         (11)         47
   cumulative effect of accounting change

Extraordinary item(1)                               --         --         --          --          --

Net cumulative effect of
   accounting change                                --         --         --         (34)         --
----------------------------------------------------------------------------------------------------
Net income (loss)                              $   136    $   213    $     6     $   (45)    $    47
----------------------------------------------------------------------------------------------------
Financial Position

Total assets                                   $ 3,390    $ 3,138    $ 3,215     $ 1,995     $ 2,128

Long-term debt
   and capital lease obligations                   638        523        460         207         213

Common stockholders' equity                      1,610      1,544      1,599       1,000       1,073
----------------------------------------------------------------------------------------------------
Basic earnings per share

   Income (Loss) before extraordinary item
      and cumulative effect of accounting
      change                                   $   .70    $  1.02    $   .04     $  (.07)    $   .30

   Extraordinary item(1)                            --         --         --          --          --

   Net cumulative effect of accounting
      change                                        --         --         --        (.22)         --
----------------------------------------------------------------------------------------------------
   Net income                                  $   .70    $  1.02    $   .04     $  (.29)    $   .30
----------------------------------------------------------------------------------------------------
Diluted earnings per share

   Income (Loss) before extraordinary item
      and cumulative effect of accounting
      change                                   $   .70    $  1.02    $   .04     $  (.06)    $   .30

   Extraordinary item(1)                            --         --         --          --          --

   Net cumulative effect of accounting
      change                                        --         --         --        (.22)         --
----------------------------------------------------------------------------------------------------
   Net income                                  $   .70    $  1.02    $   .04     $  (.28)    $   .30
----------------------------------------------------------------------------------------------------
Dividends                                      $   .28    $   .28    $   .28     $   .28     $   .28

Common stockholders' equity                    $  8.27    $  7.39    $  9.42     $  6.33     $  6.93
----------------------------------------------------------------------------------------------------
Shares Outstanding

Class A and Class B Common                         195        196        214         159         157
----------------------------------------------------------------------------------------------------
Market Price (end of year)                     $ 14.81    $ 11.06    $ 13.13     $ 13.19     $ 11.81
----------------------------------------------------------------------------------------------------

o All earnings per share amounts for special items below are on a diluted basis.

o For comparability, certain prior year amounts have been reclassified to conform with 2000 presentation.

Special items by year were as follows:

2000

o $85.3 million pre-tax net gain ($.36 per share) principally resulting from the sale of the divested Regionals amounting to $132.1 million (This net gain includes a disposition loss as well as write-downs for certain of the Company's equity interests in online ventures in the aggregate amount of $46.8 million (see Note 2 of the Notes to the Consolidated Financial Statements). Additionally, in connection with the sale of the Santa Barbara News-Press, in October 2000, the Company entered into a five-year $25.0 million non-compete agreement. This amount will be recognized as income on a straight-line basis over the life of the agreement.)

o $22.7 million pre-tax noncash charge ($.12 per share) for a write-down of intangible assets

o $5.3 million pre-tax charge ($.02 per share) for work force reduction charges ("Buyouts") across most groups

1999

o $15.5 million pre-tax charge ($.05 per share) principally for Buyouts at The Boston Globe

1998

o     $4.6 million pre-tax gain ($.01 per share) from the sale of equipment

o $7.7 million after-tax extraordinary charge ($.04 per share) in connection with the Company's repurchase of $78.1 million of its $150.0 million, 8.25% notes due in 2025

o $8.0 million pre-tax gain ($.02 per share) from the satisfaction of a post-closing requirement related to the 1997 sale of assets of the Company's tennis, sailing and ski magazines

o $5.8 million in pre-tax income ($.02 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994

o     $5.4 million pre-tax charge ($.02 per share) for Buyouts

1997

o     $18.0 million ($.09 per share) benefit from a tax settlement

o $10.4 million pre-tax gain ($.03 per share) resulting from the sale of assets of the Company's tennis, sailing and ski magazines and certain small properties, net of costs associated with the exit of a golf tee-time reservation operation

o $10.1 million pre-tax noncash accounting charge ($.03 per share) related to Emerging Issues Task Force Issue No. 97-13

o $10.0 million in pre-tax income ($.03 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994

o     $8.5 million pre-tax charge ($.02 per share) for Buyouts

1996

o $126.8 million pre-tax noncash accounting charge ($.48 per share) related to Statement of Financial Accounting Standards No. 121

o $32.9 million pre-tax gain ($.09 per share) from the sale of a building and the realization of a gain contingency from the disposition of a paper mill in a prior year

o $10.0 million in pre-tax income ($.03 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994

o     $44.1 million pre-tax charge ($.12 per share) for Buyouts

1995

o $11.3 million pre-tax gain ($.03 per share) from the sales of several small newspapers

o $10.0 million in pre-tax income ($.03 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994

o     $10.1 million pre-tax charge ($.03 per share) for Buyouts

1994

o $200.9 million pre-tax gain ($.49 per share) from the sales of the Women's Magazines Division and the U.K. golf publications, and the disposition of a minority interest in a newsprint mill

o $4.2 million in pre-tax income ($.01 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994

1993

o $3.7 million pre-tax charge ($.01 per share) for rate adjustments due to a severe snowstorm

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

o $53.8 million pre-tax loss ($.24 per share) on the closing of The Gwinnett Daily News (GA)

o     $3.1 million pre-tax gain ($.01 per share) from the sale of assets

o     $28.0 million pre-tax charge ($.10 per share) for Buyouts

o $21.4 million pre-tax charge ($.08 per share) for labor disruptions, training and start-up costs at Edison

o $34.0 million after-tax net cumulative effect of accounting changes ($.22 per share) includes the change in methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits

1991

o $20.0 million pre-tax charge ($.08 per share) for Buyouts at The New York Times Company

o $10.0 million reversal of a provision ($.06 per share) for income taxes related to a favorable tax settlement

                           THE NEW YORK TIMES COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                   For the Three Years Ended December 31, 2000

(In thousands)
-----------------------------------------------------------------------------------------------------
             Column A                         Column B      Column C       Column D        Column E
-----------------------------------------------------------------------------------------------------
                                                           Additions      Deductions
                                                          charged to     for purposes
                                            Balance at    costs and        for which
                                           beginning of   expenses or   accounts were    Balance at
             Description                      period       revenues         set up      end of period
-----------------------------------------------------------------------------------------------------
Year Ended December 31, 2000
Deducted from assets to which they apply
   Uncollectible accounts                     $33,596       $68,020        $62,741         $38,875
   Returns and allowances, etc                  6,153        11,189         12,048           5,294
-----------------------------------------------------------------------------------------------------
   Total                                      $39,749       $79,209        $74,789         $44,169
-----------------------------------------------------------------------------------------------------

Year Ended December 26, 1999
Deducted from assets to which they apply
   Uncollectible accounts                     $28,146       $64,055        $58,605         $33,596
   Returns and allowances, etc                  6,218         6,754          6,819           6,153
-----------------------------------------------------------------------------------------------------
   Total                                      $34,364       $70,809        $65,424         $39,749
-----------------------------------------------------------------------------------------------------

Year Ended December 27, 1998
Deducted from assets to which they apply
   Uncollectible accounts                     $20,889       $57,221        $49,964         $28,146
   Returns and allowances, etc                  4,998         6,242          5,022           6,218
-----------------------------------------------------------------------------------------------------
   Total                                      $25,887       $63,463        $54,986         $34,364
-----------------------------------------------------------------------------------------------------