Form 10-Q
period 2001-04-01
NEW YORK TIMES CO
filed 2001-05-15
CIK 71691

FORM 10-Q

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                 April 1, 2001
                               -------------------

Commission file number                1-5837
                               -------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares of each class of the registrant's common stock outstanding as of May 4, 2001 (exclusive of treasury shares):

           Class A Common Stock                           158,381,345 shares
           Class B Common Stock                               847,140 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                                 For the Quarters Ended
                                                                 ----------------------
                                                                 April 1,    March 26,
                                                                     2001         2000
                                                                 ----------------------
Revenues
    Advertising ............................................     $544,290     $593,440
    Circulation ............................................      185,013      182,333
    Other ..................................................       48,849       46,046
                                                                 --------     --------
       Total ...............................................      778,152      821,819
                                                                 --------     --------

Production costs
    Raw materials ..........................................       85,079       82,373
    Wages and benefits .....................................      153,152      155,409
    Other ..................................................      110,919      109,059
                                                                 --------     --------
       Total ...............................................      349,150      346,841

Selling, general and administrative expenses ...............      314,518      324,550
                                                                 --------     --------

       Total ...............................................      663,668      671,391
                                                                 --------     --------

Operating profit ...........................................      114,484      150,428

Income from joint ventures .................................          892        3,627

Interest expense - net .....................................       14,791       15,342

Other ......................................................        1,250           --
                                                                 --------     --------

Income from continuing operations before income taxes ......      101,835      138,713

Income taxes ...............................................       41,753       58,259
                                                                 --------     --------

Income from continuing operations ..........................     $ 60,082     $ 80,454

Income from discontinued operations of Magazine Group
   (net of income tax of $828 in 2001 and $1,896 in 2000) ..        1,192        2,609
                                                                 --------     --------

Net Income .................................................     $ 61,274     $ 83,063
                                                                 ========     ========

Average Number of Common Shares
     Basic .................................................      161,889      172,960
     Diluted ...............................................      165,109      177,155

Basic Earnings Per Share
     Income from continuing operations .....................     $   0.37     $   0.47
     Discontinued operations, net of income tax ............         0.01         0.01
                                                                 --------     --------
     Net Income ............................................     $   0.38     $   0.48
                                                                 ========     ========

Diluted Earnings Per Share
    Income from continuing operations ......................     $   0.36     $   0.46
    Discontinued operations, net of income tax .............         0.01         0.01
                                                                 --------     --------
    Net Income .............................................     $   0.37     $   0.47
                                                                 ========     ========

    Dividends per share ....................................     $  0.115     $  0.105
                                                                 ========     ========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                       April 1,    December 31,
                                                           2001           2000
                                                     ----------    -----------
ASSETS                                               (Unaudited)

Current Assets

    Cash and cash equivalents .....................  $   61,815     $   69,043

    Accounts receivable-net .......................     310,663        341,863

    Inventories
       Newsprint and magazine paper ...............      31,962         30,639
       Work-in-process and other ..................       5,150          4,425
                                                     ----------     ----------
           Total inventories ......................      37,112         35,064

    Deferred income taxes .........................      62,939         62,939

    Other current assets ..........................      65,245        101,079
                                                     ----------     ----------

           Total current assets ...................     537,774        609,988
                                                     ----------     ----------

Other Assets

    Investments in joint ventures .................     100,147        107,320

    Property, plant and equipment (less accumulated
       depreciation of $1,110,454 in 2001
       and $1,081,114 in 2000) ....................   1,194,622      1,207,160

    Intangible assets acquired
       Cost in excess of net assets acquired (less
       accumulated amortization of $310,715
       in 2001 and $302,571 in 2000) ..............   1,052,585      1,060,796

       Other intangible assets acquired (less
       accumulated amortization of $118,287
       in 2001 and $110,172 in 2000) ..............     411,509        419,302

    Miscellaneous assets ..........................     203,553        202,113
                                                     ----------     ----------

TOTAL ASSETS ......................................  $3,500,190     $3,606,679
                                                     ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               April 1,     December 31,
                                                                                   2001             2000
                                                                            -----------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                        (Unaudited)
Current Liabilities

    Commercial paper outstanding ......................................     $   345,800      $   291,251
    Accounts payable ..................................................         154,940          174,552
    Accrued payroll and other related liabilities .....................          75,130          126,983
    Accrued expenses ..................................................         152,955          194,855
    Unexpired subscriptions ...........................................          92,081           87,130
    Current portion of long-term debt and
       capital lease obligations ......................................          42,879            2,599
                                                                            -----------      -----------

       Total current liabilities ......................................         863,785          877,370
                                                                            -----------      -----------

Other Liabilities

    Long-term debt ....................................................         513,610          553,415
    Capital lease obligations .........................................          83,370           83,451
    Deferred income taxes .............................................         107,978          106,247
    Other .............................................................         701,265          705,033
                                                                            -----------      -----------

       Total other liabilities ........................................       1,406,223        1,448,146
                                                                            -----------      -----------

       Total liabilities ..............................................       2,270,008        2,325,516
                                                                            -----------      -----------

Stockholders' Equity

    Capital stock of $.10 par value
      Class A - authorized 300,000,000 shares; issued: 2001 -
         168,131,760; 2000 - 166,526,108 (including treasury shares:
         2001 - 8,464,303; 2000 - 5,000,000) ..........................          16,813           16,653
      Class B - convertible - authorized 847,140 shares; issued:
         2001 - 847,140; 2000 - 847,158 ...............................              85               85
    Additional paid-in capital ........................................          46,532               --
    Deferred compensation on issuance of restricted
      Class A common stock ............................................          (1,033)          (1,127)
    Accumulated other comprehensive loss ..............................             (86)          (2,693)
    Retained earnings .................................................       1,510,043        1,467,103
    Common stock held in treasury, at cost ............................        (342,172)        (198,858)
                                                                            -----------      -----------

       Total stockholders' equity .....................................       1,230,182        1,281,163
                                                                            -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................     $ 3,500,190      $ 3,606,679
                                                                            ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                For the Quarters Ended
                                                              -------------------------
                                                               April 1,      March 26,
                                                                   2001           2000
                                                              -------------------------
OPERATING ACTIVITIES

Net cash provided by operating activities ...............     $ 111,980      $ 148,722
                                                              ---------      ---------

INVESTING ACTIVITIES

Additions to property, plant and equipment ..............       (22,806)       (13,578)
Business acquired .......................................            --       (296,278)
Other-net ...............................................         2,927         (7,246)
                                                              ---------      ---------

Net cash used in investing activities ...................       (19,879)      (317,102)
                                                              ---------      ---------

FINANCING ACTIVITIES

Commercial paper borrowings .............................        54,549        239,200
Redemption of subsidiary stock ..........................       (25,000)            --
Long-term debt
     Proceeds ...........................................           538         40,000
     Payments ...........................................          (338)          (393)
Capital shares
     Issuances ..........................................        33,288         15,667
     Repurchases ........................................      (143,742)      (135,709)
Dividends paid to stockholders ..........................       (18,624)       (18,136)
                                                              ---------      ---------

Net cash (used in)/provided by financing activities .....       (99,329)       140,629
                                                              ---------      ---------

Decrease in cash and cash equivalents ...................        (7,228)       (27,751)

Cash and cash equivalents at the beginning of the year ..        69,043         63,861
                                                              ---------      ---------
Cash and cash equivalents at the end of the quarter .....     $  61,815      $  36,110
                                                              =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION

BUSINESS ACQUIRED

      In January of 2000 the Company acquired certain assets ($313.8 million) and assumed certain liabilities ($17.5 million) of a newspaper, the Worcester Telegram & Gazette, for $296.3 million in cash.

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

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. General

      The accompanying Notes to Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the annual report on Form 10-K for the year ended December 31, 2000, for The New York Times Company (the "Company") filed with the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim periods ended, have been included. Due to the seasonal nature of the Company's business, results for the interim periods are not necessarily indicative of a full year's operations. The fiscal periods included herein comprise 13 weeks.

      Certain reclassifications have been made to the 2000 Condensed Consolidated Financial Statements to conform with classifications used as of and for the period ended April 1, 2001.

2. Dispositions

      Magazine Sale - Discontinued Operations:

      On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business and GolfDigest.com, to Advance Publications, Inc., for approximately $435.0 million. For the second quarter of 2001, the Company expects to record a net after-tax gain from the sale of approximately $236.0 million, or $1.45 per share.

      The results of operations of the Company's magazine segment are reported as discontinued operations for all periods presented. Revenues and operating profit for the magazine segment were as follows:

--------------------------------------------------------------------------------
                                                         For the Quarters Ended
                                                         -----------------------
                                                         April 1,      March 26,
(In millions)                                                2001           2000
--------------------------------------------------------------------------------
Revenues                                                  $  26.5        $  28.9
--------------------------------------------------------------------------------
Operating Profit                                          $   2.0        $   4.5
--------------------------------------------------------------------------------

      Other Dispositions:

      In the second half of 2000, the Company sold seven newspapers and nine telephone directory operations ("divested Regionals"). In connection with the sale of one of these papers, the Santa Barbara News-Press, the Company entered into a five-year, $25.0 million non-compete agreement. This amount will be recognized as income on a straight-line basis over the life of the agreement, and is included in the "Other" line on the Company's Condensed Consolidated Statements of Income.

      In the first quarter of 2001, the Company sold substantially all of its investment in TheStreet.com. The proceeds of the sale approximated carrying value.

3. Redemption of Subsidiary Stock

      Since the Company did not issue a certain new class of stock ("Class C Stock") to the public by December 31, 2000, the former stockholders of Abuzz Technologies, Inc. ("Abuzz") (acquired in July 1999) and certain optionees of a certain subsidiary of the Company have since required such subsidiary to redeem their shares for cash in the amount of $25.0 million. This redemption occurred in the first quarter of 2001.

4. Income Taxes

      Reconciliations between the effective rate on income before income taxes and the federal statutory rate are as follows:

                                                                      For the Quarters Ended
------------------------------------------------------------------------------------------------------
                                                              April 1, 2001          March 26, 2000
------------------------------------------------------------------------------------------------------
                                                                         % of                   % of
(Dollars in thousands)                                      Amount      Pre-tax      Amount    Pre-tax
------------------------------------------------------------------------------------------------------
Tax at the federal statutory rate ....................     $ 35,642      35.0%      $48,550     35.0%

State and local income taxes-net of federal benefit ..        4,990       4.9         6,936      5.0

Amortization of nondeductible intangible
assets acquired ......................................        1,528       1.5         2,773      2.0

Other-net ............................................         (407)     (0.4)           --       --
                                                           ------------------------------------------

Income tax expense ...................................     $ 41,753      41.0%      $58,259     42.0%
                                                           ==========================================

5. Debt Obligations

      The Company has a total of $600.0 million available to borrow under its revolving credit agreements. The revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Approximately $232.8 million of stockholders' equity was unrestricted under these agreements as of April 1, 2001, and $262.7 million was unrestricted at December 31, 2000. The decline in the level of unrestricted stockholders' equity was primarily due to stock repurchases.

      As of April 1, 2001, the amount outstanding under the Company's commercial paper program, which is supported by these revolving credit agreements, was $345.8 million. The increase from $291.3 million at December 31, 2000, is mostly due to stock repurchases. The amount available under these facilities was $254.2 million as of April 1, 2001. No amounts were outstanding under the Company's revolving credit agreements as of April 1, 2001.

      As of April 1, 2001, and December 31, 2000, the Company had outstanding $985.7 million and $930.7 million in total debt including commercial paper and capital leases. The increase is attributable to higher levels of commercial paper outstanding. The remainder of the Company's debt and capital leases generally matures between March 2002 and March 2025.

      Beginning January 1, 2002, if no initial public offering of the Class C Stock has occurred, venture capital firms that were issued $40.0 million in 7% subordinated convertible notes in March 2000 (maturing in March 2003) have a right to require the Company to repurchase the notes at face value through to maturity. As a result, the Company presents this $40.0 million amount in the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet as of April 1, 2001.

6. Common Stock

      During the first quarter of 2001, the Company repurchased 3.5 million shares of Class A Common Stock at a cost of $143.7 million. The average price of these repurchases was $41.36 per share. On April 17, 2001, the Board of Directors authorized an additional $300.0 million of repurchase expenditures under the Company's stock repurchase program. As of May 4, 2001, the remaining amount of the aggregate repurchase authorization from the Company's Board of Directors was $553.4 million. Since the end of the quarter the Company has repurchased approximately 1.4 million shares at a cost of $58.3 million.

      On April 17, 2001, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock from $.115 per share to $.125 per share, effective with the June 2001 dividend.

7. Staff Reductions

      Accruals for voluntary work force reductions ("Buyouts") are included in "Accrued expenses" on the Company's Condensed Consolidated Balance Sheets and amounted to $5.8 million at April 1, 2001, and $13.6 million at December 31, 2000. Most of the accruals outstanding at April 1, 2001, will be paid within one year.

      Due to the slowing economy and the resulting decline in advertising revenues, in April 2001 the Company announced the initiation of a voluntary buyout program. In addition, the Company has had and will have layoffs in certain areas where the size of a business unit or other factors make the voluntary buyout program impractical.

8. Comprehensive Income

      Comprehensive income for the Company principally includes unrealized gains/(losses) on available-for-sale securities, as defined under the Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," foreign currency translation adjustments, as well as net income reported in the Company's Condensed Consolidated Statements of Income.

      Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.

      As of April 1, 2001, the Company only has one derivative instrument that is designated as a cash-flow hedge under SFAS No. 133. The derivative instrument, that will nominally reduce the Company's exposure to fluctuations in newsprint prices, was entered into in 1998 and is effective beginning in 2002 through 2008. The adoption of SFAS No. 133 resulted in a pre-tax increase to comprehensive income of $5.3 million.

      Comprehensive income for 2001 and 2000 was as follows:

---------------------------------------------------------------------------------------
                                                                 For the Quarters Ended
---------------------------------------------------------------------------------------
                                                                 April 1,     March 26,
(Dollars in thousands)                                               2001          2000
---------------------------------------------------------------------------------------
Net Income                                                       $ 61,274      $ 83,063
Foreign currency translation losses                                (1,036)         (239)
Change in unrealized gains/(losses) on marketable securities           31        (7,229)
Cumulative effect of change in accounting principle
  (SFAS 133) on other comprehensive income                          5,272            --
Unrealized derivative gain on cash-flow hedge                          73            --
Income tax (charge)/benefit                                        (1,732)        3,469
---------------------------------------------------------------------------------------
Comprehensive income                                             $ 63,882      $ 79,064
---------------------------------------------------------------------------------------

      The Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $0.5 million as of April 1, 2001, and $2.3 million as of December 31, 2000.

9. Segment Statements of Income

      Beginning in 2001, the Company's reportable segments consist of Newspapers, Broadcast and New York Times Digital. These segments will be evaluated regularly by key management in assessing performance and allocating resources. Included in Newspapers are The Boston Globe ("The Globe") and the Worcester Telegram & Gazette (the "T&G"), which are combined and presented as the New England Newspaper Group. Prior to 2001, the magazine segment was reported as a separate segment, but it has since been sold and its results of operations are classified as discontinued operations for all periods presented.

---------------------------------------------------------------------------------------
                                                                For the Quarters Ended
---------------------------------------------------------------------------------------
                                                                April 1,      March 26,
(Dollars in thousands)                                              2001           2000
---------------------------------------------------------------------------------------
REVENUES
Newspapers ...............................................     $ 734,317      $ 774,179
Broadcast ................................................        32,446         34,351
New York Times Digital ...................................        14,055         15,587
Intersegment eliminations (A) ............................        (2,666)        (2,298)
                                                               ------------------------
Total ....................................................     $ 778,152      $ 821,819
                                                               ========================

OPERATING PROFIT (LOSS)
Newspapers ...............................................     $ 126,739      $ 159,277
Broadcast ................................................         6,258          7,385
New York Times Digital ...................................        (7,685)        (6,255)
Unallocated corporate expenses ...........................       (10,828)        (9,979)
                                                               ------------------------
Total ....................................................       114,484        150,428

Income from joint ventures ...............................           892          3,627
Interest expense, net ....................................        14,791         15,342
Other ....................................................         1,250             --
                                                               ------------------------
Income from continuing operations before income taxes ....       101,835        138,713
Income taxes .............................................        41,753         58,259
                                                               ------------------------
Income from continuing operations ........................        60,082         80,454

Income from discontinued operations of Magazine Group,
   net of income tax of $828 in 2001 and $1,896 in 2000 ..         1,192          2,609
                                                               ------------------------

Net Income ...............................................     $  61,274      $  83,063
                                                               ========================

      See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable segments.

      (A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Advertising revenues accounted for approximately 70% and circulation revenues accounted for 24% of the Company's total revenues in the first quarter of 2001. In the first quarter of 2001, the Company experienced a decline in its advertising revenue compared with the first quarter of 2000. Given the Company's declining advertising revenue experience to date, as well as the uncertainty of both the economic climate and the advertising environment for the remainder of the year, the Company now anticipates Newspaper Group advertising revenues to be flat or slightly down for the year. To help offset these declines the Company has implemented strong cost containment initiatives including a staff reduction program involving voluntary work force reductions ("Buyouts"), as well as layoffs.

      Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices were higher in the first quarter of 2001 than 2000 levels and are expected to exceed 2000 levels for the remainder of the year.

      The Company now expects that for 2001 diluted earnings per share growth will be in a range of 2% to 6%. The Company currently expects earnings per share for the second quarter of 2001 to be in the range of $0.46 to $0.52 per share.

Seasonality

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

Sold Properties

      On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business and GolfDigest.com, to Advance Publications, Inc., for approximately $435.0 million. For the second quarter of 2001, the Company expects to record a net after-tax gain from the sale of approximately $236.0 million, or $1.45 per share.

      The results of operations of the magazine segment are reported as discontinued operations for all periods presented. Revenues, operating profit and EBITDA (earnings before interest, taxes, depreciation and amortization) for the magazine segment were as follows:

--------------------------------------------------------------------------------
                                                         For the Quarters Ended
                                                         -----------------------
                                                         April 1,      March 26,
(In millions)                                                2001           2000
--------------------------------------------------------------------------------
Revenues                                                  $  26.5        $  28.9
--------------------------------------------------------------------------------
Operating Profit                                          $   2.0        $   4.5
--------------------------------------------------------------------------------
EBITDA                                                    $   2.3        $   4.8
--------------------------------------------------------------------------------

      Diluted earnings per share from continuing operations and discontinued operations for 2000 were as follows:

------------------------------------------------------------------------------------------------------   ------------
                                                                 For the Quarters Ended                  Year to Date
                                                ------------------------------------------------------   ------------
                                                March 26,       June 25,      September   December 31,   December 31,
Diluted Earnings Per Share:                          2000           2000       24, 2000           2000           2000
------------------------------------------------------------------------------------------------------   ------------
Income from continuing operations                $   0.46       $   0.56       $   0.43       $   0.82       $   2.26
------------------------------------------------------------------------------------------------------   ------------
Discontinued operations, net of income tax       $   0.01       $   0.03       $   0.01       $   0.01       $   0.06
------------------------------------------------------------------------------------------------------   ------------
Net Income                                       $   0.47       $   0.59       $   0.44       $   0.83       $   2.32
------------------------------------------------------------------------------------------------------   ------------

      In the second half of 2000, the Company sold seven newspapers and nine telephone directory operations ("divested Regionals"). In connection with the sale of one of these papers, the Santa Barbara News-Press, the Company entered into a five-year, $25.0 million non-compete agreement. This amount will be recognized as income on a straight-line basis over the life of the agreement, and is included in the "Other" line on the Company's Condensed Consolidated Statements of Income.

Operating Results

      The Company's consolidated financial results for the first quarter of 2001 compared with the first quarter of 2000 were as follows:

--------------------------------------------------------------------------------
                                                For the Quarters Ended
--------------------------------------------------------------------------------
                                                April 1,     March 26,
(Dollars in thousands, except per share data)       2001          2000  % Change
--------------------------------------------------------------------------------
Revenues                                        $778,152      $821,819     (5.3)
--------------------------------------------------------------------------------
Operating profit                                $114,484      $150,428    (23.9)
--------------------------------------------------------------------------------
Net Income                                      $ 61,274      $ 83,063    (26.2)
--------------------------------------------------------------------------------
Diluted earnings per share                      $   0.37      $   0.47    (21.3)
--------------------------------------------------------------------------------

      The decreases in operating results were primarily due to a slowing U.S. economy, which resulted in decreased advertising revenue particularly in the help-wanted and entertainment categories, as well as a fall-off in dot-com related business. The decrease in advertising revenue was partly offset by an increase in circulation revenue in the first quarter of 2001 due to price increases at The Times and The Globe.

      Excluding revenues from the divested Regionals, total revenues for the Company decreased 3.7% to $778.2 million in the first quarter of 2001 compared with $808.4 million in the first quarter of last year, and advertising revenues in the first quarter of 2001 decreased 6.7% to $544.3 million compared with $583.5 million in the same period a year ago.

      Operating profit from continuing operations in the first quarter of 2001 decreased 23.9% to $114.5 million from $150.4 million in the first quarter of 2000. The first-quarter 2001 net income decreased 26.2% to $61.3 million compared with $83.1 million in the first quarter of 2000.

EBITDA

      EBITDA in the first quarter of 2001 decreased to $165.1 million from $205.4 million in the 2000 first quarter.

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

Consolidated Cost and Expenses

      Consolidated operating expenses for the first quarter of 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
                                                For the Quarters Ended
--------------------------------------------------------------------------------
                                                April 1,     March 26,
(Dollars in thousands)                              2001          2000  % Change
--------------------------------------------------------------------------------
Production costs
   Raw materials                                $ 85,079      $ 82,373      3.3
   Wages and benefits                            153,152       155,409     (1.5)
   Other                                         110,919       109,059      1.7
--------------------------------------------------------------------------------
Total production costs                           349,150       346,841      0.7
Selling, general and
   administrative expenses                       314,518       324,550     (3.1)
--------------------------------------------------------------------------------
Total expenses                                  $663,668      $671,391     (1.2)
--------------------------------------------------------------------------------

      Total production costs remained flat in the first quarter of 2001 compared with the first quarter of last year. Excluding the divested Regionals, total production costs for the first quarter of 2001 increased 2.1%, principally due to newsprint costs.

      Newsprint expense rose 5.1% in the first quarter of 2001 compared with the same quarter last year, excluding the divested Regionals. This resulted from an increase in the average cost per ton of newsprint of 14.3%, partially offset by a decrease in consumption of 9.2% due to lower advertising volume and web width reductions at two of the Company's newspapers.

      Selling, general and administrative expenses ("SGA expenses") in the first quarter of 2001 decreased 3.1% compared with the same period in 2000. Excluding the divested Regionals, SGA expenses remained flat in the first quarter of 2001 compared with the 2000 first quarter.

      Excluding divested Regionals, total expenses for the first quarter of 2001 remained flat compared with the same period last year due to strong cost containment initiatives implemented by the Company. The Company currently expects total expenses for the year, excluding the effects of newsprint, divested Regionals and work force reduction costs, to be below last year's level.

Other

      Interest expense-net decreased to $14.8 million in the 2001 first quarter compared with $15.3 million in the first quarter of 2000. The decrease was due to lower interest rates.

      The effective income tax rate for the first quarter of 2001 was 41.0% compared with 42.0% in the 2000 first quarter. The decrease was partly due to lower state and local income taxes, as well as a reduction in non-deductible goodwill due to the write-down of intangible assets at New York Times Digital in the fourth quarter of 2000.

Consolidated revenues, EBITDA, depreciation and amortization and operating profit by business segment were as follows:

--------------------------------------------------------------------------------
                                              For the Quarters Ended
                                              ----------------------------------
                                              April 1,      March 26,
(Dollars in thousands)                            2001           2000   % Change
--------------------------------------------------------------------------------

REVENUES

Newspapers .............................     $ 734,317      $ 774,179      (5.1)
Broadcast ..............................        32,446         34,351      (5.5)
New York Times Digital .................        14,055         15,587      (9.8)
Intersegment eliminations (A) ..........        (2,666)        (2,298)    (16.0)
                                             -----------------------------------
   Total ...............................     $ 778,152      $ 821,819      (5.3)
                                             ===================================

EBITDA

Newspapers .............................     $ 167,605      $ 201,171     (16.7)
Broadcast ..............................        10,338         11,685     (11.5)
New York Times Digital .................        (6,003)        (3,838)    (56.4)
Unallocated corporate expenses .........        (7,839)        (7,342)     (6.8)
Joint ventures .........................           980          3,714     (73.6)
                                             -----------------------------------
   Total ...............................     $ 165,081      $ 205,390     (19.6)
                                             ===================================

DEPRECIATION AND AMORTIZATION

Newspapers .............................     $  40,864      $  41,895      (2.5)
Broadcast ..............................         4,081          4,300      (5.1)
New York Times Digital .................         1,683          2,417     (30.4)
Corporate ..............................         2,989          2,635      13.4
Joint ventures .........................            88             88        --
                                             -----------------------------------
   Total ...............................     $  49,705      $  51,335      (3.2)
                                             ===================================

OPERATING PROFIT (LOSS)

Newspapers .............................     $ 126,739      $ 159,277     (20.4)
Broadcast ..............................         6,258          7,385     (15.3)
New York Times Digital .................        (7,685)        (6,255)    (22.9)
Unallocated corporate expenses .........       (10,828)        (9,979)     (8.5)
                                             -----------------------------------
   Total ...............................     $ 114,484      $ 150,428     (23.9)
                                             ===================================

(A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

Newspaper Group: The Newspaper Group consists of The New York Times ("The Times"), the New England Newspaper Group, which includes The Boston Globe ("The Globe") and the Worcester Telegram & Gazette (the "T&G"), 14 other newspapers, newspaper distributors, a news service, a features syndicate, TimesDigest, licensing operations of The New York Times databases and microfilm.

--------------------------------------------------------------------------------
                                           For the Quarters Ended
                                           -------------------------------------
                                           April 1,      March 26,
(Dollars in thousands)                         2001           2000     % Change
--------------------------------------------------------------------------------

Revenues                                   $734,317       $774,179         (5.1)
--------------------------------------------------------------------------------
EBITDA                                     $167,605       $201,171        (16.7)
--------------------------------------------------------------------------------
Operating profit                           $126,739       $159,277        (20.4)
--------------------------------------------------------------------------------

      Excluding the divested Regionals, total Newspaper Group revenues decreased 3.5% in the first quarter of 2001, and operating profit decreased 19.7% in the first quarter of 2001.

      The decrease in results was principally attributable to a slowing U.S. economy, which resulted in decreased advertising revenue particularly in the help-wanted and entertainment categories, as well as a fall-off in dot-com related business. Advertising revenue declined across the entire Newspaper Group but such declines were partially offset by increases in circulation revenue in the first quarter of 2001 at The Times and The Globe. Circulation revenue increased primarily due to price increases at both newspapers, partially offset by reductions in volume. The Company expects circulation revenue from the price increases to be in the range of $30.0 million to $32.0 million in 2001. The Company currently expects advertising revenue in the Newspaper Group to be flat to down modestly for 2001.

      Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

--------------------------------------------------------------------------------
                                         For the Quarters Ended
                                         ---------------------------------------
                                         April 1,       March 26,
(Dollars in thousands)                       2001            2000      % Change
--------------------------------------------------------------------------------
The New York Times
   Advertising                           $303,862        $327,847          (7.3)
   Circulation                            121,530         117,129           3.8
   Other                                   33,768          31,968           5.6
--------------------------------------------------------------------------------
   Total                                 $459,160        $476,944          (3.7)
--------------------------------------------------------------------------------
New England Newspaper Group
   Advertising                           $120,432        $131,518          (8.4)
   Circulation                             39,684          38,019           4.4
   Other                                    6,508           5,236          24.3
--------------------------------------------------------------------------------
   Total                                 $166,624        $174,773          (4.7)
--------------------------------------------------------------------------------
Regional Newspapers
   Advertising                           $ 81,035        $ 91,492         (11.4)
   Circulation                             23,799          27,185         (12.5)
   Other                                    3,699           3,785          (2.3)
--------------------------------------------------------------------------------
   Total                                 $108,533        $122,462         (11.4)
--------------------------------------------------------------------------------
Total Newspaper Group
   Advertising                           $505,329        $550,857          (8.3)
   Circulation                            185,013         182,333           1.5
   Other                                   43,975          40,989           7.3
--------------------------------------------------------------------------------
   Total                                 $734,317        $774,179          (5.1)
--------------------------------------------------------------------------------

      Excluding the divested Regionals, 2001 first-quarter advertising remained flat and circulation revenue decreased 1.7% for the Regional Newspapers compared with the first quarter of 2000. On the same basis, Newspaper Group's advertising revenue decreased 6.6% and circulation revenue increased 3.2% in the first quarter of 2001 compared with the first quarter of 2000.

Advertising volume was as follows:

--------------------------------------------------------------------------------------------------
                                                             For the Quarters Ended
                                                             -------------------------------------
                                                             April 1,     March 26,
(Inches in thousands, preprints in thousands of copies)          2001          2000      % Change
--------------------------------------------------------------------------------------------------
The New York Times
   Retail                                                       115.8         125.4          (7.6)
   National                                                     370.8         415.2         (10.7)
   Classified                                                   224.8         251.3         (10.5)
   Zoned                                                        263.7         245.1           7.6
--------------------------------------------------------------------------------------------------
   Total                                                        975.1       1,037.0          (6.0)
--------------------------------------------------------------------------------------------------
   Preprints                                                  116,439        98,527          18.2
--------------------------------------------------------------------------------------------------
New England Newspaper Group
   Retail                                                       188.4         189.0          (0.3)
   National                                                     186.8         203.8          (8.3)
   Classified                                                   427.9         471.7          (9.3)
   Zoned                                                        191.1         154.1          24.0
--------------------------------------------------------------------------------------------------
   Total                                                        994.2       1,018.6          (2.4)
--------------------------------------------------------------------------------------------------
   Preprints                                                  219,840       227,752          (3.5)
--------------------------------------------------------------------------------------------------
Regional Newspapers
   Retail                                                     1,363.5       1,819.1         (25.0)
   National                                                      54.7          72.6         (24.7)
   Classified                                                 1,702.8       1,969.5         (13.5)
   Legal                                                         65.4          86.0         (24.0)
--------------------------------------------------------------------------------------------------
   Total                                                      3,186.4       3,947.2         (19.3)
--------------------------------------------------------------------------------------------------
   Preprints                                                  264,600       273,650          (3.3)
--------------------------------------------------------------------------------------------------

      Excluding the divested Regionals, advertising volume for the Regional Newspapers decreased 5.4% for Retail, 3.4% for National, 1.7% for Classified, and 3.7% for Legal in the first quarter of 2001 compared with the first quarter of last year. Excluding the divested Regionals, preprints increased 5.0% in the first quarter of 2001.

      Average circulation for The Times, the New England Newspaper Group, and the Regional Newspapers for the first quarter of 2001 compared with the first quarter of 2000, was as follows:

--------------------------------------------------------------------------------
                                                 For the Quarter Ended
                                                     April 1, 2001
--------------------------------------------------------------------------------
(Copies in thousands)                 Weekday   % Change       Sunday  % Change
--------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                    1,133.6       (1.8)     1,698.0      (1.5)
New England Newspaper Group             562.2       (1.6)       829.1      (2.1)
Regional Newspapers                     670.6      (12.3)       736.0      (9.7)
--------------------------------------------------------------------------------

      Excluding the divested Regionals, average net paid circulation for the Regional Newspapers decreased 2.1% for weekday copies and 2.2% for Sunday copies in the first quarter of 2001 compared with the first quarter of 2000.

Broadcast Group: The Broadcast Group comprises eight network-affiliated television stations and two radio stations.

--------------------------------------------------------------------------------
                                        For the Quarters Ended
                                      ------------------------------------------
                                      April 1,         March 26,
(Dollars in thousands)                    2001              2000       % Change
--------------------------------------------------------------------------------

Revenues                               $32,446           $34,351           (5.5)
--------------------------------------------------------------------------------
EBITDA                                 $10,338           $11,685          (11.5)
--------------------------------------------------------------------------------
Operating profit                       $ 6,258           $ 7,385          (15.3)
--------------------------------------------------------------------------------

      Revenues decreased 5.5% in the 2001 first quarter to $32.4 million from $34.4 million in the 2000 first quarter, when political advertising associated with the presidential primaries was strong and packaged goods and automotive categories were at higher levels. Operating profit decreased 15.3% to $6.3 million from $7.4 million in the first quarter of last year, mainly due to lower revenues.

New York Times Digital: NYTD is the Company's Internet business division. In the first quarter NYTD consisted of NYTimes.com, newyorktoday.com, Boston.com, GolfDigest.com and Digital Archive Distribution ("DAD"). In April 2001, the Company sold GolfDigest.com as part of the sale of the magazine segment.

--------------------------------------------------------------------------------
                                       For the Quarters Ended
                                      ------------------------------------------
                                     April 1,          March 26,
(Dollars in thousands)                   2001               2000       % Change
--------------------------------------------------------------------------------

Revenues                             $ 14,055           $ 15,587           (9.8)
--------------------------------------------------------------------------------
EBITDA                               $ (6,003)          $ (3,838)         (56.4)
--------------------------------------------------------------------------------
Operating loss                       $ (7,685)          $ (6,255)         (22.9)
--------------------------------------------------------------------------------

      NYTD group revenues for the first quarter of 2001 decreased 9.8% to $14.1 million compared with $15.6 million in the first quarter of 2000. Advertising revenue accounted for approximately 63% and other revenue which primarily includes DAD accounted for the remainder of NYTD's group total revenues for the first quarter of 2001. Operating losses in the first quarter of 2001 increased 22.9% to $7.7 million from $6.3 million in the same quarter last year.

      Revenue was down and operating losses were up due to weaker online advertising, particularly in dot-com related business. The Company currently expects losses for 2001 to decline significantly from the level of last year. NYTD's goal is to achieve positive EBITDA for the year in 2002.

Liquidity and Capital Resources

      The Company's cash flow activity for the first quarters of 2001 and 2000 was as follows:

--------------------------------------------------------------------------------
                                                         For the Quarters Ended
                                                         -----------------------
                                                         April 1,     March 26,
(Dollars in thousands)                                       2001          2000
--------------------------------------------------------------------------------

Net cash provided by operating activities                 $ 112.0      $  148.7
--------------------------------------------------------------------------------
Net cash used in investing activities                     $ (19.9)     $ (317.1)
--------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities       $ (99.3)     $  140.6
--------------------------------------------------------------------------------

The decrease in operating activities of $36.7 million is principally due to a decline in earnings as well as lower accounts payable and accrued liabilities in the first quarter of 2001 compared with the same quarter last year. The increase in cash used in investing activities of $297.2 million was primarily due to the acquisition of the T&G in the prior year. The increase in cash used in financing activities of $240.0 million was principally related to lower commercial paper borrowings and the redemption of subsidiary stock in the first quarter of 2001 as well as the issuance of debt in the first quarter of 2000.

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover its cash requirements, including working capital, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders. The ratio of current assets to current liabilities was 62.3% at April 1, 2001, and 69.5% at December 31, 2000. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 32.7% at April 1, 2001, compared with 33.2% at December 31, 2000.

Financing: The Company has a total of $600.0 million available to borrow under its revolving credit agreements. The Company's revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Approximately $232.8 million of stockholders' equity was unrestricted under these agreements at April 1, 2001, and $262.7 million was unrestricted at December 31, 2000. The decline in the level of unrestricted stockholders' equity was primarily due to stock repurchases.

      The Company had $345.8 million in commercial paper outstanding at April 1, 2001, and $291.3 million at December 31, 2000, with an annual weighted average interest rate of 5.5% and an average of three days to maturity from original issuance. The increase in commercial paper is principally due to stock repurchases. These obligations are supported by the revolving credit agreements, and no amounts were outstanding under these revolving credit agreements as of April 1, 2001, and December 31, 2000. The amount available under the commercial paper facility was $254.2 million as of April 1, 2001.

      The Company's total debt, including commercial paper and capital leases, was $985.7 million at April 1, 2001, and $930.7 million at December 31, 2000. The increase in total debt was primarily from an increase in commercial paper outstanding. The remainder of the Company's debt and capital leases generally matures between March 2002 and March 2025.

      Since the Company did not issue a certain new class of stock ("Class C Stock") to the public by December 31, 2000, the former stockholders of Abuzz Technologies, Inc. ("Abuzz") (acquired in July 1999) and certain optionees of a certain subsidiary of the Company have since required such subsidiary to redeem their shares for cash in the amount of $25.0 million. This redemption occurred in the first quarter of 2001.

      Beginning January 1, 2002, if no initial public offering of the Class C Stock has occurred, venture capital firms that were issued $40.0 million in 7% subordinated convertible notes in March 2000 (maturing in March 2003) have a right to require the Company to repurchase the notes at face value through to maturity. As a result, the Company presents this $40.0 million amount in the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet as of April 1, 2001.

      Capital Expenditures: The Company currently estimates that capital expenditures for 2001 will range from $90.0 million to $100.0 million compared with $85.3 million in 2000. The Company currently anticipates that depreciation and amortization expense for 2001 will be in the range of $200.0 million to $210.0 million compared with $228.0 million in 2000.

Factors That Could Affect Operating Results

      Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company's various markets; and material increases in newsprint prices. They also include other risks detailed from time to time in the Company's publicly-filed documents, including the Company's Annual Report on Form 10-K for the period ended December 31, 2000. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company's market risk associated with interest rate fluctuations is related to its debt obligations. The Company does not consider such market risk significant.

      The Company's cost of newsprint, which is significant to its operations, is subject to market price fluctuations. The Company entered into a derivative instrument in 1998 that will nominally reduce its exposure to fluctuations in newsprint prices beginning in 2002 through 2008.

                           PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

      (a) The Company's annual meeting of stockholders was held on April 17, 2001.

      (b)   The following matters were voted on at the annual meeting:

      1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The results of the vote taken were as follows:

Class A Directors:                            For                    Withheld
------------------                        -----------               ---------

Raul E. Cesan                             138,742,412               1,509,634
Robert A. Lawrence                        138,766,416               1,485,630
Charles H. Price II                       138,785,992               1,466,054
Henry B. Schacht                          138,772,060               1,476,986
Donald M. Stewart                         138,804,222               1,447,824

Class B Directors:
------------------

John F. Akers                                 793,176                       0
Brenda C. Barnes                              793,176                       0
Jacqueline H. Dryfoos                         793,176                       0
Michael Golden                                793,176                       0
Russell T. Lewis                              793,176                       0
David E. Liddle                               793,176                       0
Ellen R. Marram                               793,176                       0
Arthur Ochs Sulzberger                        793,176                       0
Arthur Sulzberger, Jr.                        793,176                       0

      2. The stockholders (with Class A and Class B stockholders voting together) adopted a New Employee Stock Purchase Plan described in Proposal 2 in the Company's 2001 Proxy Statement. The results of the vote taken were as follows:

For:                                                    111,567,497
Against:                                                  9,335,974
Abstain:                                                    907,708
Broker Non-Votes:                                        19,234,043

      3. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accounts, as auditors of the Company for the year ending December 30, 2001. The results of the vote taken were as follows:

For:                                                    139,935,265
Against:                                                    528,955
Abstain:                                                    581,002
Broker Non-Votes:                                                 0
Total Against, Abstain
  and Broker Non-Votes*:                                  1,109,957

----------
* An abstention or broker non-vote had the same effect as a vote against this matter.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            12    Ratio of Earnings to Fixed Charges

      (b)   Reports on Form 8-K

            The Company filed a Form 8-K on April 2, 2001, to report (i) the completion of the sale of its golf properties to Advance Publications, Inc. and (ii) a typographical error in the 2000 Financial Report included in its Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE NEW YORK TIMES COMPANY
                                        --------------------------
                                               (Registrant)


Date: May 15, 2001                         /s/ John M. O'Brien
      ------------                      ----------------------------------------
                                               John M. O'Brien
                                          Senior Vice President and
                                           Chief Financial Officer
                                        (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                           Quarter Ended April 1, 2001

Exhibit No.

      (a)   Exhibit

                  12    Ratio of Earnings to Fixed Charges