Form 10-Q
period 2001-07-01
NEW YORK TIMES CO
filed 2001-08-15
CIK 71691

FORM 10-Q

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                 July 1, 2001

Commission file number               1-5837

                           THE NEW YORK TIMES COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)

           NEW YORK                                              13-1102020
-------------------------------                              -------------------
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

Number of shares of each class of the registrant's common stock outstanding as of August 3, 2001 (exclusive of treasury shares):

      Class A Common Stock            156,104,681 shares
      Class B Common Stock                847,020 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                             Three Months Ended       Six Months Ended
                                                             -------------------   -----------------------
                                                              July 1,   June 25,      July 1,     June 25,
                                                                 2001       2000         2001         2000
                                                             -------------------   -----------------------
                                                                 (13 Weeks)              (26 Weeks)
Revenues
    Advertising ..........................................   $520,218   $628,225   $1,064,509   $1,221,665
    Circulation ..........................................    187,946    181,494      372,959      363,826
    Other ................................................     52,118     47,745      100,967       93,792
                                                             --------   --------   ----------   ----------
        Total ............................................    760,282    857,464    1,538,435    1,679,283
                                                             --------   --------   ----------   ----------

Production costs
    Raw materials ........................................     83,907     84,139      168,986      166,512
    Wages and benefits ...................................    148,408    156,705      301,560      312,114
    Other ................................................    109,736    111,374      220,656      220,433
                                                             --------   --------   ----------   ----------
        Total ............................................    342,051    352,218      691,202      699,059

Selling, general and administrative expenses .............    370,020    328,960      684,538      653,510
                                                             --------   --------   ----------   ----------

        Total ............................................    712,071    681,178    1,375,740    1,352,569
                                                             --------   --------   ----------   ----------

Operating profit .........................................     48,211    176,286      162,695      326,714

Income from joint ventures ...............................        765      3,622        1,657        7,249

Interest expense - net ...................................     10,399     15,190       25,190       30,532

Other ....................................................      1,250         --        2,500           --
                                                             --------   --------   ----------   ----------

Income from continuing operations before income taxes ....     39,827    164,718      141,662      303,431

Income taxes .............................................     15,611     68,572       57,364      126,834
                                                             --------   --------   ----------   ----------

Income from continuing operations ........................     24,216     96,146       84,298      176,597

Discontinued operations, net of income taxes:

     Income from operations of discontinued Magazine Group         --      5,592        1,192        8,204

     Gain on disposal of Magazine Group ..................    241,258         --      241,258           --
                                                             --------   --------   ----------   ----------

Net Income ...............................................   $265,474   $101,738   $  326,748   $  184,801
                                                             ========   ========   ==========   ==========

Average Number of Common Shares
     Basic ...............................................    158,758    169,501      160,323      171,233
     Diluted .............................................    161,687    173,047      163,408      175,110

Basic Earnings Per Share
     Income from continuing operations ...................   $   0.15   $   0.57   $     0.53   $     1.03
     Discontinued operations, net of income taxes ........       1.52       0.03         1.51         0.05
                                                             --------   --------   ----------   ----------
     Net Income ..........................................   $   1.67   $   0.60   $     2.04   $     1.08
                                                             ========   ========   ==========   ==========

Diluted Earnings Per Share
    Income from continuing operations ....................   $   0.15   $   0.56   $     0.52   $     1.01
    Discontinued operations, net of income taxes .........       1.49       0.03         1.48         0.05
                                                             --------   --------   ----------   ----------
    Net Income ...........................................   $   1.64   $   0.59   $     2.00   $     1.06
                                                             ========   ========   ==========   ==========

Dividends per share ......................................   $  0.125   $  0.115   $    0.240   $    0.220
                                                             ========   ========   ==========   ==========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                         July 1,   December 31,
                                                            2001           2000
                                                     -----------   ------------
ASSETS                                               (Unaudited)

Current Assets

    Cash and cash equivalents .....................   $  113,306     $   69,043

    Accounts receivable-net .......................      292,367        341,863

    Inventories
        Newsprint and magazine paper ..............       25,064         30,639
        Work-in-process and other .................        3,354          4,425
                                                      ----------     ----------
             Total inventories ....................       28,418         35,064

    Deferred income taxes .........................       62,939         62,939

    Other current assets ..........................       50,679        101,079
                                                      ----------     ----------

             Total current assets .................      547,709        609,988
                                                      ----------     ----------

Other Assets

    Investments in joint ventures .................       97,147        107,320

    Property, plant and equipment (less accumulated
        depreciation of $1,121,899 in 2001
        and $1,081,114 in 2000) ...................    1,173,397      1,207,160

    Intangible assets acquired
        Cost in excess of net assets acquired (less
        accumulated amortization of $312,459
        in 2001 and $302,571 in 2000) .............    1,033,389      1,060,796

        Other intangible assets acquired (less
        accumulated amortization of $126,915
        in 2001 and $110,172 in 2000) .............      402,380        419,302

    Miscellaneous assets ..........................      210,483        202,113
                                                      ----------     ----------

TOTAL ASSETS ......................................   $3,464,505     $3,606,679
                                                      ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                           July 1,   December 31,
                                                              2001           2000
                                                       -----------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                   (Unaudited)
Current Liabilities

    Commercial paper outstanding ...................   $        --    $   291,251
    Accounts payable ...............................       153,956        174,552
    Accrued payroll and other related liabilities ..        80,191        126,983
    Accrued expenses ...............................       232,720        185,003
    Accrued income taxes ...........................       123,312          9,852
    Unexpired subscriptions ........................        64,742         87,130
    Current portion of long-term debt and
        capital lease obligations ..................        42,972          2,599
                                                       -----------    -----------

        Total current liabilities ..................       697,893        877,370
                                                       -----------    -----------

Other Liabilities

    Long-term debt .................................       513,819        553,415
    Capital lease obligations ......................        82,708         83,451
    Deferred income taxes ..........................       107,127        106,247
    Other ..........................................       722,492        705,033
                                                       -----------    -----------

        Total other liabilities ....................     1,426,146      1,448,146
                                                       -----------    -----------

        Total liabilities ..........................     2,124,039      2,325,516
                                                       -----------    -----------

Stockholders' Equity

    Capital stock of $.10 par value
       Class A - authorized 300,000,000 shares;
           issued: 2001 - 168,379,355; 2000 -
           166,526,108 (including treasury
           shares: 2001 -11,874,895; 2000 -
           5,000,000) ..............................        16,838         16,653
       Class B - convertible - authorized 847,020
            shares; issued: 2001 - 847,020;
            2000 - 847,158 .........................            85             85
    Additional paid-in capital .....................        54,102             --
     Deferred compensation on issuance of restricted
         Class A common stock ......................          (963)        (1,127)
    Accumulated other comprehensive loss ...........        (1,410)        (2,693)
    Retained earnings ..............................     1,755,584      1,467,103
    Common stock held in treasury, at cost .........      (483,770)      (198,858)
                                                       -----------    -----------

        Total stockholders' equity .................     1,340,466      1,281,163
                                                       -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........   $ 3,464,505    $ 3,606,679
                                                       ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Six Months Ended
                                                         ----------------------
                                                           July 1,     June 25,
                                                              2001         2000
                                                         ----------------------
                                                               (26 Weeks)
OPERATING ACTIVITIES

Net cash provided by operating activities ............   $ 248,941    $ 299,140
                                                         ---------    ---------

INVESTING ACTIVITIES

Additions to property, plant and equipment ...........     (39,433)     (28,157)
Business acquired ....................................          --     (296,278)
Net proceeds from dispositions .......................     436,672           --
Other-net ............................................         343       (9,634)
                                                         ---------    ---------

Net cash provided by/(used in) investing activities ..     397,582     (334,069)
                                                         ---------    ---------

FINANCING ACTIVITIES

Commercial paper (payments)/borrowings ...............    (291,251)     363,480
Redemption of subsidiary stock .......................     (25,000)          --
Long-term debt
      Proceeds .......................................          --       40,000
      Payments .......................................        (743)    (101,433)
Capital shares
      Issuances ......................................      38,799       23,329
      Repurchases ....................................    (285,507)    (279,160)
Dividends paid to stockholders .......................     (38,558)     (37,599)
                                                         ---------    ---------

Net cash (used in)/provided by financing activities ..    (602,260)       8,617
                                                         ---------    ---------

Increase/(decrease) in cash and cash equivalents .....      44,263      (26,312)

Cash and cash equivalents at the beginning of the year      69,043       63,861
                                                         ---------    ---------
Cash and cash equivalents at the end of the quarter ..   $ 113,306    $  37,549
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

BUSINESS ACQUIRED

      In January of 2000 the Company acquired certain assets ($313.8 million) and assumed certain liabilities ($17.5 million) of a newspaper, the Worcester Telegram & Gazette, for $296.3 million in cash.

OTHER

      Amounts in these statements of cash flow are presented on a cash basis and may differ from those shown in other sections of the financial statements.

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

      Certain reclassifications have been made to the 2000 Condensed Consolidated Financial Statements to conform with classifications used as of and for the periods ended July 1, 2001.

2. Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interest method. SFAS No. 142, upon adoption, ceases the amortization of goodwill and requires, among other things, a certain impairment approach on the carrying value of goodwill. An initial goodwill impairment test must be completed in the year of adoption with at least an annual impairment test thereafter. The adoption of SFAS No. 141 has no current impact on the Company. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 142 in the first quarter of 2002 and is currently assessing the impact on its results of operations and financial position.

      Effective January 1, 2001, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. The Company has various derivative instruments which are further detailed in notes six and nine to the Condensed Consolidated Financial Statements in this Form 10-Q.

3. Dispositions

      Magazine Sale - Discontinued Operations:

      On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com, to Advance Publications, Inc., for approximately $435.0 million. The Company recorded a gain from the sale of approximately $412.0 million ($241.3 million after-tax), or $1.49 per share in the second quarter and $1.47 per share for the first six months of 2001. The income taxes, which are due in the third quarter of 2001, related to this gain make up the principal portion of "Accrued income taxes" in the Company's Condensed Consolidated Balance Sheets as of July 1, 2001.

      The results of operations of the Magazine Group are reported as discontinued operations for all periods presented. Revenues and operating profit for the Magazine Group were as follows:

      --------------------------------------------------------------------
                                 Three Months Ended     Six Months Ended
                                 -----------------------------------------
                                 July 1,   June 25,    July 1,    June 25,
      (In millions)                 2001       2000       2001        2000
      --------------------------------------------------------------------
      Revenues                   $    --      $35.6      $26.5       $64.5
      --------------------------------------------------------------------
      Operating Profit           $    --      $ 9.6      $ 2.0       $14.1
      --------------------------------------------------------------------

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

4. Redemption of Subsidiary Stock

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

5. Income Taxes

      Reconciliations between the effective rate on income before income taxes and the federal statutory rate are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                       Six Months Ended
                                                      ------------------------------------------------------------------------------
                                                        July 1, 2001       June 25, 2000        July 1, 2001        June 25, 2000
                                                      ------------------------------------------------------------------------------
                                                                   % of                % of                % of                 % of
(Dollars in thousands)                                  Amount  Pre-tax     Amount  Pre-tax     Amount  Pre-tax      Amount  Pre-tax
------------------------------------------------------------------------------------------------------------------------------------
Tax at the federal statutory rate .................   $ 13,940    35.0%   $ 57,651    35.0%   $ 49,582    35.0%   $ 106,201    35.0%

State and local income taxes-net of federal benefit        818     2.1%      8,071     4.9%      5,808     4.1%      15,475     5.1%

Amortization of nondeductible intangible
assets acquired ...................................      1,164     2.9%      2,965     1.8%      2,692     1.9%       5,462     1.8%

Other-net .........................................       (311)   -0.8%       (115)   -0.1%       (718)   -0.5%        (304)   -0.1%
                                                      ------------------------------------------------------------------------------

Income tax expense ................................   $ 15,611    39.2%   $ 68,572    41.6%   $ 57,364    40.5%   $ 126,834    41.8%
                                                      ==============================================================================

6. Debt Obligations

      In June 2001, the Company decreased the amount available to borrow under its revolving credit agreements from $600.0 million to $540.0 million based on expected liquidity needs. The Company's one-year credit agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2002. The Company's multi-year credit agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2006. These revolving credit agreements require, among other provisions, specified levels (amended in the second quarter of 2001) of stockholders' equity. Approximately $540.5 million of stockholders' equity was unrestricted under these agreements as of July 1, 2001, and $262.7 million was unrestricted at December 31, 2000. The increase in the level of unrestricted stockholders' equity was primarily due to an amendment to the level of restricted stockholders' equity.

      The Company had no commercial paper outstanding at July 1, 2001, and $291.3 million at December 31, 2000. Commercial paper was paid down with funds available to the Company from the sale of the Magazine Group and GolfDigest.com. These obligations are supported by the revolving credit agreements which had no amounts outstanding as of July 1, 2001, and December 31, 2000. The amount available under the commercial paper facility was $540.0 million as of July 1, 2001.

      In the second quarter of 2001, the Company entered into interest rate swap agreements, designated as fair-value hedges as defined under SFAS No. 133, based on notional amounts totaling $100.0 million with variable interest rates which are reset quarterly based on three-month LIBOR. These agreements were entered into to manage a portion of the Company's exposure to changes in the fair value of its ten-year $250.0 million 7.625% notes which mature on March 15, 2005. The fair value of the swap agreements as of July 1, 2001, was not material. The difference between fixed and variable interest rates to be paid or received is accrued as interest rates change, and recognized over the life of the agreements as an adjustment to interest expense in the Company's Condensed Consolidated Statements of Income.

      Beginning January 1, 2002, if no initial public offering of the Class C Stock has occurred, venture capital firms that were issued $40.0 million in 7% subordinated convertible notes in March 2000 (maturing in March 2003) have a right to require the Company to repurchase the notes at face value through to maturity. As a result, the Company presents this $40.0 million amount in the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet as of July 1, 2001.

      The Company's total debt, including commercial paper and capital leases, was $639.5 million at July 1, 2001, and $930.7 million at December 31, 2000. The decrease in total debt was primarily from a decrease in commercial paper outstanding, which was paid down with the proceeds received from the sale of the Magazine Group and GolfDigest.com.

7. Common Stock

      During the first six months of 2001, the Company repurchased 6.9 million shares of Class A Common Stock at a cost of $285.5 million. The average price of these repurchases was $41.44 per share. On April 17, 2001, the Board of Directors authorized an additional $300.0 million of repurchase expenditures under the Company's stock repurchase program. As of August 3, 2001, the remaining amount of the aggregate repurchase authorizations from the Company's Board of Directors was $421.8 million. Since the end of the quarter, the Company has repurchased approximately 1.1 million shares at a cost of $48.2 million.

      On April 17, 2001, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock from $.115 per share to $.125 per share, effective with the June 2001 dividend.

      As of the end of the second quarter of 2001 and the end of fiscal 2000, the Company had authorizations to make future stock option grants of up to 21.7 million and 21.0 million shares under the Company's 1991 Executive Stock Incentive Plan.

8. Staff Reductions

      In April 2001, the Company announced the initiation of a Company-wide work force reduction program. Total work force reduction expenses amounted to $79.1 million in 2001, all of which were recorded in the second quarter. These charges are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income. Accruals for work force reductions are included in "Accrued expenses" on the Company's Condensed Consolidated Balance Sheets and amounted to $66.2 million at July 1, 2001, and $13.6 million at December 31, 2000. Most of the accruals outstanding at July 1, 2001, will be paid within one year.

9. Comprehensive Income

      Comprehensive income for the Company principally includes unrealized gains/(losses) on available-for-sale securities, as defined under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, foreign currency translation adjustments, as well as net income reported in the Company's Condensed Consolidated Statements of Income.

      As of July 1, 2001, the Company has a derivative instrument which is designated as a cash-flow hedge as defined under SFAS No. 133. This derivative instrument, which will nominally reduce the Company's exposure to fluctuations in newsprint prices, was entered into in 1998 and is effective beginning in 2002 through 2008. The adoption of SFAS No. 133 resulted in a pre-tax increase to comprehensive income of $5.3 million related to this derivative instrument.

      Comprehensive income for 2001 and 2000 was as follows:

--------------------------------------------------------------------------------------------------------
                                                         Three Months Ended         Six Months Ended
                                                       -------------------------------------------------
                                                         July 1,     June 25,      July 1,     June 25,
(Dollars in thousands)                                      2001         2000         2001         2000
--------------------------------------------------------------------------------------------------------
Net Income                                             $ 265,474    $ 101,738    $ 326,748    $ 184,801

Foreign currency translation gains/(losses)                  775        1,127         (261)         888

Change in unrealized losses on marketable securities        (199)      (8,539)        (169)     (15,768)

Cumulative effect of change in accounting principle
     (SFAS 133) on other comprehensive income                 --           --        5,272           --

Unrealized derivative losses on cash-flow hedge           (2,752)          --       (2,679)          --

Income tax benefit/(charge)                                  851        4,035         (880)       7,268
--------------------------------------------------------------------------------------------------------
Comprehensive income                                   $ 264,149    $  98,361    $ 328,031    $ 177,189
--------------------------------------------------------------------------------------------------------

      The Accumulated other comprehensive loss on the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $1.4 million as of July 1, 2001, and $2.3 million as of December 31, 2000.

10. Segment Statements of Income

      Beginning in 2001, the Company's reportable segments consist of Newspapers, Broadcast and New York Times Digital. These segments are evaluated regularly by key management in assessing performance and allocating resources. Included in Newspapers are The Boston Globe ("The Globe") and the Worcester Telegram & Gazette (the "T&G"), which are combined and presented as the New England Newspaper Group. Prior to 2001, the Magazine Group was reported as a separate segment, but it has since been sold and its results of operations are classified as discontinued operations for all periods presented.

-------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended           Six Months Ended
                                                        -----------------------------------------------------
                                                          July 1,     June 25,        July 1,       June 25,
(Dollars in thousands)                                       2001         2000           2001           2000
-------------------------------------------------------------------------------------------------------------
REVENUES
      Newspapers ....................................   $ 709,074    $ 801,422    $ 1,443,391    $ 1,575,601
      Broadcast .....................................      38,692       41,323         71,138         75,675
      New York Times Digital ........................      15,336       17,493         29,392         33,080
      Intersegment eliminations (A) .................      (2,820)      (2,774)        (5,486)        (5,073)
                                                        -----------------------------------------------------
            Total ...................................   $ 760,282    $ 857,464    $ 1,538,435    $ 1,679,283
                                                        =====================================================

OPERATING PROFIT (LOSS)
      Newspapers ....................................   $  46,901    $ 183,863    $   173,640    $   343,140
      Broadcast .....................................      11,953       13,630         18,211         21,016
      New York Times Digital ........................      (1,793)     (11,667)        (9,479)       (17,920)
      Unallocated corporate expenses ................      (8,850)      (9,540)       (19,677)       (19,522)
                                                        -----------------------------------------------------
            Total ...................................      48,211      176,286        162,695        326,714

Income from joint ventures ..........................         765        3,622          1,657          7,249
Interest expense, net ...............................      10,399       15,190         25,190         30,532
Other ...............................................       1,250           --          2,500             --
                                                        -----------------------------------------------------
Income from continuing operations before income taxes      39,827      164,718        141,662        303,431
Income taxes ........................................      15,611       68,572         57,364        126,834
                                                        -----------------------------------------------------
Income from continuing operations ...................      24,216       96,146         84,298        176,597
Discontinued operations, net of income taxes:
      Income from operations of discontinued
            Magazine Group ..........................          --        5,592          1,192          8,204
      Gain on disposal of Magazine Group ............     241,258           --        241,258             --
                                                        -----------------------------------------------------

Net Income ..........................................   $ 265,474    $ 101,738    $   326,748    $   184,801
                                                        =====================================================

      See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable segments.

      (A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Advertising revenues accounted for approximately 68% and circulation revenues accounted for 25% of the Company's total revenues in the second quarter and for the first six months of 2001. In the first half of 2001, the Company experienced a decline in its advertising revenue compared with the first half of 2000. Given the decline in the Company's advertising revenue to date, as well as the uncertainty of both the economic climate and the advertising environment for the remainder of the year, the Company now anticipates Newspaper Group advertising revenues to be below the level of last year. To help offset these advertising revenue declines the Company has implemented cost containment initiatives including a staff reduction program involving voluntary work force reductions ("Buyouts") and layoffs, as well as other expense reductions. Additionally, the Company increased circulation prices to mitigate the advertising revenue decline.

      Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices were higher in the second quarter of 2001 than 2000 levels and are expected to exceed 2000 levels for the second half of the year.

      The Company believes it can achieve the 2001 current consensus estimate for diluted earnings per share of $1.98. However, the Company will continue to benefit from its cost reduction initiatives, and if an advertising pick-up occurs in the fourth quarter, the Company may achieve 2001 diluted earnings per share in the range of $2.07 to $2.15.

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

Sold Properties

      On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com, to Advance Publications, Inc., for approximately $435.0 million. In the second quarter and first six months of 2001, the Company recorded a gain from the sale of approximately $412.0 million ($241.3 million after-tax), or $1.49 per share in the second quarter and $1.47 per share for the first six months of 2001. The income taxes, which are due in the third quarter of 2001, related to this gain make up the principal portion of "Accrued income taxes" in the Company's Condensed Consolidated Balance Sheets as of July 1, 2001.

      The results of operations of the Magazine Group are reported as discontinued operations for all periods presented. Revenues, operating profit and EBITDA (earnings before interest, taxes, depreciation and amortization) for the Magazine Group were as follows:

         ---------------------------------------------------------------
                                 Three Months Ended    Six Months Ended
                                 ---------------------------------------
                                  July 1,  June 25,   July 1,  June 25,
         (In millions)               2001      2000      2001      2000
         ---------------------------------------------------------------
         Revenues                   $  --     $35.6     $26.5     $64.5
         ---------------------------------------------------------------
         Operating Profit           $  --     $ 9.6     $ 2.0     $14.1
         ---------------------------------------------------------------
         EBITDA                     $  --     $ 9.9     $ 2.3     $14.7
         ---------------------------------------------------------------

      Diluted earnings per share from continuing operations and discontinued operations for 2000 were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                             For the Quarters Ended                  For the Year Ended
                                               ------------------------------------------------------------------------
                                               March 26,   June 25,   September 24,   December 31,      December 31,
Diluted Earnings Per Share:                         2000       2000            2000           2000              2000
-----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                  $0.46      $0.56           $0.43          $0.82             $2.26
-----------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes       $0.01      $0.03           $0.01          $0.01             $0.06
-----------------------------------------------------------------------------------------------------------------------
Net Income                                         $0.47      $0.59           $0.44          $0.83             $2.32
-----------------------------------------------------------------------------------------------------------------------

      In the second half of 2000, the Company sold seven newspapers and nine telephone directory operations ("divested Regionals"). In connection with the sale of one of these papers, the Santa Barbara News-Press, the Company entered into a five-year, $25.0 million non-compete agreement (the "non-compete agreement"). This amount will be recognized as income on a straight-line basis over the life of the agreement, and is included in the "Other" line on the Company's Condensed Consolidated Statements of Income.

Special Items

      Total special items amounted to $194.9 million ($1.20 per share) for the second quarter and $195.7 million ($1.19 per share) for the first six months of 2001.

      Special items in the second quarter and first six months of 2001 included the following:

      o A $412.0 million pre-tax gain ($1.49 per share in the second quarter and $1.47 per share for the first six months of 2001) resulting from the sale of the Magazine Group

      o A $79.1 million pre-tax charge ($.29 per share) for work force reduction expenses

      o $1.3 million in income on a pre-tax basis in the second quarter and $2.5 million in income on a pre-tax basis ($.01 per share) in the first half of 2001 related to the non-compete agreement.

      There were no special items in the first half of 2000.

Operating Results

      The Company's consolidated financial results for the quarter and six months ended July 1, 2001, compared with the quarter and six months ended June 25, 2000, were as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                        Six Months Ended
                                               ------------------------------------------------------------------------------
                                                July 1,      June 25,                     July 1,        June 25,
(Dollars in thousands, except per share data)      2001          2000     % Change           2001            2000   % Change
-----------------------------------------------------------------------------------------------------------------------------
Revenues                                       $760,282      $857,464        (11.3)    $1,538,435      $1,679,283       (8.4)
-----------------------------------------------------------------------------------------------------------------------------
Operating profit                               $ 48,211      $176,286        (72.7)    $  162,695      $  326,714      (50.2)
-----------------------------------------------------------------------------------------------------------------------------
Net Income before special items                $ 70,531      $101,738        (30.7)    $  131,068      $  184,801      (29.1)

Special items                                   194,943            --           --        195,680              --         --
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                     $265,474      $101,738        160.9     $  326,748      $  184,801       76.8
-----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:

Net Income before special items                $   0.44      $   0.59        (25.4)    $     0.81      $     1.06      (23.6)

Special items                                      1.20            --           --           1.19              --         --
-----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                     $   1.64      $   0.59        178.0     $     2.00      $     1.06       88.7
-----------------------------------------------------------------------------------------------------------------------------

      Excluding revenues from the divested Regionals, in the second quarter of 2001 total revenues for the Company decreased 9.9% to $760.3 million from $843.5 million in the second quarter of 2000 and advertising revenue decreased 15.8% to $520.2 million in the second quarter of 2001 from $617.8 million in the second quarter of 2000. On the same basis, for the first half of 2001 total revenues for the Company decreased 6.9% to $1,538.4 million from $1,651.9 million in the first half of 2000 and advertising revenue decreased 11.4% to $1,064.5 million in the first half of 2001 from $1,201.3 million in the first half of 2000.

      Operating profit in the second quarter of 2001 decreased 27.8% to $127.3 million from $176.3 million in the second quarter of 2000, excluding special items. On the same basis, operating profit for the first half of 2001 decreased 26.0% to $241.8 million from $326.7 million in the corresponding period of 2000.

      The 2001 second-quarter net income decreased 30.7% to $70.5 million from $101.7 million in the second quarter of 2000, excluding special items. On the same basis, net income for the first six months of 2001 decreased 29.1% to $131.1 million from $184.8 million for the first six months of 2000.

      The decreases in operating results, excluding special items, were primarily due to a slowing U.S. economy, which resulted in decreased advertising revenue, particularly in the help-wanted category, as well as a fall-off in dot-com and technology advertising. The decrease in advertising revenue was partly offset by an increase in circulation revenue in the first half of 2001 due to certain price increases at The Times and The Globe.

      The increase in reported net income in the second quarter and six months ended July 1, 2001, was principally due to the gain on the sale of the Magazine Group, partially offset by work force reduction expenses and lower advertising revenues.

EBITDA

      EBITDA for the second quarter and first half of 2001 and 2000 were as follows:

----------------------------------------------------------------------------------------------------------
                                            Three Months Ended                    Six Months Ended
                                     ---------------------------------------------------------------------
                                     July 1,    June 25,                  July 1,    June 25,
(In millions)                           2001        2000    % Change         2001        2000    % Change
----------------------------------------------------------------------------------------------------------
EBITDA (excluding special items)      $175.2      $232.0       (24.5)      $340.3      $437.4       (22.2)
----------------------------------------------------------------------------------------------------------
EBITDA (including special items)      $ 96.1      $232.0       (58.6)      $261.2      $437.4       (40.3)
----------------------------------------------------------------------------------------------------------

      The special items impact on 2001 EBITDA is a $79.1 million charge related to work force reduction expenses.

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

Consolidated Costs and Expenses

      Consolidated operating expenses for the second quarter and first half of 2001 and 2000 were as follows:

------------------------------------------------------------------------------------------------------------
                                       Three Months Ended                        Six Months Ended
                                ----------------------------------------------------------------------------
                                 July 1,      June 25,                    July 1,        June 25,
(Dollars in thousands)              2001          2000  % Change             2001            2000  % Change
------------------------------------------------------------------------------------------------------------
Production costs
   Raw materials                $ 83,907      $ 84,139      (0.3)      $  168,986      $  166,512       1.5
   Wages and benefits            148,408       156,705      (5.3)         301,560         312,114      (3.4)
   Other                         109,736       111,374      (1.5)         220,656         220,433       0.1
------------------------------------------------------------------------------------------------------------
Total production costs           342,051       352,218      (2.9)         691,202         699,059      (1.1)
Selling, general and
   administrative expenses       370,020       328,960      12.5          684,538         653,510       4.7
------------------------------------------------------------------------------------------------------------
Total expenses                  $712,071      $681,178       4.5       $1,375,740      $1,352,569       1.7
------------------------------------------------------------------------------------------------------------

      Excluding the divested Regionals, total production costs decreased 1.5% in the second quarter and remained flat for the first six months of 2001. Excluding the divested Regionals and work force reduction expenses, SGA expenses decreased 9.6% and 5.3% in the second quarter and for the first six months of 2001 compared with the corresponding periods in 2000. On the same basis, total expenses decreased 5.4% in the second quarter and 2.4% for the first six months of 2001, principally due to lower compensation and promotion costs. The Company currently expects total expenses for the year, excluding work force reduction charges and divestitures, to decrease 2% to 4% and are likely to decrease closer to the higher end of the range.

      In the second quarter of 2001, the Company's newsprint expense rose 2.8% compared with the 2000 second quarter, excluding the divested Regionals. This resulted from an increase in the average cost per ton of newsprint of 16.5%, partially offset by a decrease in consumption of 13.7%. For the first six months of 2001 compared with the first six months of 2000, excluding the divested Regionals, the Company's newsprint expense increased 4.0%. This resulted from an increase in the average cost per ton of newsprint of 15.4%, partially offset by a decrease in consumption of 11.4%. The decrease in consumption in the second quarter and first half of 2001 was due to lower advertising volume and web-width reductions at The Boston Globe and seven of the Company's other newspapers.

Other

      Interest expense-net decreased to $10.4 million in the 2001 second quarter and $25.2 million for the first six months of 2001 compared with $15.2 million and $30.5 million in the comparable 2000 periods. The decrease was due to lower levels of debt outstanding.

      The effective income tax rate for the second quarter of 2001 was 39.2% compared with 41.6% in the 2000 second quarter. For the first six months of 2001, the effective income tax rate was 40.5% compared with 41.8% in the first six months of 2000. The decreases for both the quarter and for the first six months of 2001 were primarily due to lower state and local income taxes.

Consolidated revenues, EBITDA, depreciation and amortization and operating profit by business segment were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                             Six Months Ended
                                    --------------------------------------------------------------------------------------
                                      July 1,        June 25,                       July 1,          June 25,
(Dollars in thousands)                   2001            2000    % Change              2001              2000    % Change
--------------------------------------------------------------------------------------------------------------------------
REVENUES

Newspapers ...................      $ 709,074       $ 801,422       (11.5)      $ 1,443,391       $ 1,575,601        (8.4)
Broadcast ....................         38,692          41,323        (6.4)           71,138            75,675        (6.0)
New York Times Digital .......         15,336          17,493       (12.3)           29,392            33,080       (11.1)
Intersegment eliminations (A)          (2,820)         (2,774)       (1.7)           (5,486)           (5,073)       (8.1)
                                    --------------------------------------------------------------------------------------
   Total .....................      $ 760,282       $ 857,464       (11.3)      $ 1,538,435       $ 1,679,283        (8.4)
                                    ======================================================================================

EBITDA

Newspapers ...................      $  86,845       $ 225,917       (61.6)      $   254,448       $   427,088       (40.4)
Broadcast ....................         16,023          17,932       (10.6)           26,361            29,618       (11.0)
New York Times Digital .......             68          (8,789)      100.8            (5,935)          (12,627)       53.0
Unallocated corporate expenses         (7,666)         (6,746)      (13.6)          (15,504)          (14,093)      (10.0)
Joint ventures ...............            853           3,709       (77.0)            1,833             7,424       (75.3)
                                    --------------------------------------------------------------------------------------
   Total .....................      $  96,123       $ 232,023       (58.6)      $   261,203       $   437,410       (40.3)
                                    ======================================================================================

DEPRECIATION AND AMORTIZATION

Newspapers ...................      $  39,944       $  42,054        (5.0)      $    80,808       $    83,948        (3.7)
Broadcast ....................          4,070           4,302        (5.4)            8,150             8,602        (5.3)
New York Times Digital .......          1,861           2,878       (35.3)            3,544             5,293       (33.0)
Corporate ....................          1,184           2,794       (57.6)            4,173             5,429       (23.1)
Joint ventures ...............             88              88          --               176               176          --
                                    --------------------------------------------------------------------------------------
   Total .....................      $  47,147       $  52,116        (9.5)      $    96,851       $   103,448        (6.4)
                                    ======================================================================================

OPERATING PROFIT (LOSS)

Newspapers ...................      $  46,901       $ 183,863       (74.5)      $   173,640       $   343,140       (49.4)
Broadcast ....................         11,953          13,630       (12.3)           18,211            21,016       (13.3)
New York Times Digital .......         (1,793)        (11,667)       84.6            (9,479)          (17,920)       47.1
Unallocated corporate expenses         (8,850)         (9,540)        7.2           (19,677)          (19,522)       (0.8)
                                    --------------------------------------------------------------------------------------
   Total .....................      $  48,211       $ 176,286       (72.7)      $   162,695       $   326,714       (50.2)
                                    ======================================================================================

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

--------------------------------------------------------------------------------------------------------
                                  Three Months Ended                         Six Months Ended
                           -----------------------------------------------------------------------------
                            July 1,      June 25,                    July 1,        June 25,
(Dollars in thousands)         2001          2000   % Change            2001            2000  %  Change
--------------------------------------------------------------------------------------------------------
Revenues                   $709,074      $801,422      (11.5)     $1,443,391      $1,575,601       (8.4)
--------------------------------------------------------------------------------------------------------
EBITDA                     $ 86,845      $225,917      (61.6)     $  254,448      $  427,088      (40.4)
--------------------------------------------------------------------------------------------------------
Operating profit           $ 46,901      $183,863      (74.5)     $  173,640      $  343,140      (49.4)
--------------------------------------------------------------------------------------------------------

      Excluding the divested Regionals, total Newspaper Group revenues decreased 10.0% to $709.1 million from $787.5 million in the 2000 second quarter. On the same basis, for the first six months of 2001, total Newspaper Group revenues decreased 6.8% to $1,443.4 million from $1,548.3 million for the first six months of 2000.

      Operating profit for the Newspaper Group decreased 33.6% to $122.1 million in the second quarter of 2001 from $183.9 million in the 2000 second quarter, excluding special items. For the first half of 2001, operating profit decreased 27.5% to $248.9 million from $343.1 million for the first half of 2000, excluding special items.

      Excluding special items and the divested Regionals, total Newspaper Group operating profit decreased 32.8% and 26.7% for the second quarter and for the first six months of 2001.

      The decrease in results was principally attributable to a slowing U.S. economy, which resulted in decreased advertising revenue, particularly in the help-wanted category, as well as a fall-off in dot-com and technology advertising. Advertising revenue declined across the entire Newspaper Group. Circulation revenue increased at The Times and The Globe primarily due to price increases at both newspapers, partially offset by reductions in volume. The Company currently expects advertising revenue in the Newspaper Group to be below the level of last year.

      Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

-------------------------------------------------------------------------------------------------------------
                                        Three Months Ended                        Six Months Ended
                                 ----------------------------------------------------------------------------
                                  July 1,      June 25,                    July 1,        June 25,
(Dollars in thousands)               2001          2000  % Change             2001            2000  % Change
-------------------------------------------------------------------------------------------------------------
The New York Times
    Advertising                  $278,200      $337,731     (17.6)      $  582,062      $  665,578     (12.5)
    Circulation                   126,102       117,123       7.7          247,632         234,251       5.7
    Other                          36,504        32,635      11.9           70,272          64,603       8.8
-------------------------------------------------------------------------------------------------------------
    Total                        $440,806      $487,489      (9.6)      $  899,966      $  964,432      (6.7)
-------------------------------------------------------------------------------------------------------------
New England Newspaper Group
    Advertising                  $114,743      $145,024     (20.9)      $  235,175      $  276,542     (15.0)
    Circulation                    39,987        39,003       2.5           79,671          77,022       3.4
    Other                           6,938         6,152      12.8           13,446          11,389      18.1
-------------------------------------------------------------------------------------------------------------
    Total                        $161,668      $190,179     (15.0)      $  328,292      $  364,953     (10.0)
-------------------------------------------------------------------------------------------------------------
Regional Newspapers
    Advertising                  $ 81,380      $ 94,409     (13.8)      $  162,415      $  185,902     (12.6)
    Circulation                    21,857        25,368     (13.8)          45,656          52,553     (13.1)
    Other                           3,363         3,977     (15.4)           7,062           7,761      (9.0)
-------------------------------------------------------------------------------------------------------------
    Total                        $106,600      $123,754     (13.9)      $  215,133      $  246,216     (12.6)
-------------------------------------------------------------------------------------------------------------
Total Newspaper Group
    Advertising                  $474,323      $577,164     (17.8)      $  979,652      $1,128,022     (13.2)
    Circulation                   187,946       181,494       3.6          372,959         363,826       2.5
    Other                          46,805        42,764       9.4           90,780          83,753       8.4
-------------------------------------------------------------------------------------------------------------
    Total                        $709,074      $801,422     (11.5)      $1,443,391      $1,575,601      (8.4)
=============================================================================================================

      The percentage change excluding divested Regionals was as follows:

      -----------------------------------------------------------------
                                  Three Months Ended   Six Months Ended
                                  -------------------------------------
                                       July 1,              July 1,
                                          2001                 2001
      -----------------------------------------------------------------
      Regional Newspapers
          Advertising                     (3.1)                (1.9)
          Circulation                     (2.9)                (2.3)
          Other                            0.9                  7.1
      -----------------------------------------------------------------
          Total                           (2.9)                (1.7)
      -----------------------------------------------------------------
      Total Newspaper Group
          Advertising                    (16.3)               (11.6)
          Circulation                      5.2                  4.2
          Other                           11.1                  9.9
      -----------------------------------------------------------------
          Total                          (10.0)                (6.8)
      -----------------------------------------------------------------

      Advertising volume was as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended                Six Months Ended
                                                          ---------------------------------------------------------------
                                                          July 1,   June 25,                July 1,   June 25,
(Inches in thousands, preprints in thousands of copies)      2001       2000   % Change        2001       2000  % Change
-------------------------------------------------------------------------------------------------------------------------
The New York Times
    Retail                                                  122.1      142.7      (14.4)      237.8      268.1     (11.3)
    National                                                334.1      426.5      (21.7)      702.6      837.4     (16.1)
    Classified                                              198.8      255.0      (22.0)      421.4      506.9     (16.9)
    Zoned                                                   254.5      275.5       (7.6)      518.2      523.2      (1.0)
-------------------------------------------------------------------------------------------------------------------------
    Total                                                   909.5    1,099.7      (17.3)    1,880.0    2,135.6     (12.0)
-------------------------------------------------------------------------------------------------------------------------
    Preprints                                             109,935    104,760        4.9     223,784    203,015      10.2
-------------------------------------------------------------------------------------------------------------------------
New England Newspaper Group
    Retail                                                  222.3      242.9       (8.5)      410.7      431.9      (4.9)
    National                                                203.0      233.2      (13.0)      389.7      437.0     (10.8)
    Classified                                              419.9      502.5      (16.4)      847.8      974.1     (13.0)
    Zoned                                                   238.3      217.1        9.8       429.4      371.2      15.7
-------------------------------------------------------------------------------------------------------------------------
    Total                                                 1,083.5    1,195.7       (9.4)    2,077.6    2,214.2      (6.2)
-------------------------------------------------------------------------------------------------------------------------
    Preprints                                             238,657    249,173       (4.2)    458,496    476,925      (3.9)
-------------------------------------------------------------------------------------------------------------------------
Regional Newspapers
    Retail                                                1,438.5    1,834.7      (21.6)    2,802.0    3,653.8     (23.3)
    National                                                 59.8       76.4      (21.7)      114.5      149.0     (23.2)
    Classified                                            1,769.4    2,093.1      (15.5)    3,472.2    4,101.8     (15.3)
    Legal                                                   150.4      248.3      (39.4)      215.8      334.3     (35.4)
-------------------------------------------------------------------------------------------------------------------------
    Total                                                 3,418.1    4,252.5      (19.6)    6,604.5    8,238.9     (19.8)
-------------------------------------------------------------------------------------------------------------------------
    Preprints                                             249,835    279,327      (10.6)    514,435    552,977      (7.0)
-------------------------------------------------------------------------------------------------------------------------

      The percentage change excluding divested Regionals was as follows:

          ----------------------------------------------------------
                               Three Months Ended   Six Months Ended
                               -------------------------------------
                                     July 1,            July 1,
                                        2001               2001
          ----------------------------------------------------------
          Regional Newspapers
              Retail                    (1.3)              (3.3)
              National                   1.0               (1.1)
              Classified                (1.3)              (1.5)
              Legal                    (15.2)             (12.0)
          ----------------------------------------------------------
              Total                     (2.0)              (2.6)
          ----------------------------------------------------------
              Preprints                 (2.8)               1.1
          ----------------------------------------------------------

      Average circulation for The Times, the New England Newspaper Group, and the Regional Newspapers for the second quarter and six months ended July 1, 2001, compared with the second quarter and six months ended June 25, 2000, was as follows:

-------------------------------------------------------------------------------
                                                 Three Months Ended
                                                    July 1, 2001
-------------------------------------------------------------------------------
(Copies in thousands)             Weekday/Daily  % Change    Sunday   % Change
-------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                   1,120.0        1.0    1,685.7      (0.8)
New England Newspaper Group            575.0        1.2      827.3      (2.1)
Regional Newspapers
     Including divested Regionals      614.3      (14.0)     670.0     (11.4)
     Excluding divested Regionals      614.3       (3.5)     670.0      (3.6)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                                  Six Months Ended
                                                    July 1, 2001
-------------------------------------------------------------------------------
(Copies in thousands)             Weekday/Daily    Change    Sunday     Change
-------------------------------------------------------------------------------
Average Net Paid Circulation
The New York Times                    1,140.4       0.2     1,700.6     (0.9)
New England Newspaper Group             570.1      (0.1)      828.6     (2.1)
Regional Newspapers
     Including divested Regionals       643.2     (13.2)      703.8    (10.5)
     Excluding divested Regionals       643.2      (2.8)      703.8     (2.9)
-------------------------------------------------------------------------------

      The Times continues to improve retail availability in major markets across the nation and to improve the quality and levels of its home delivery circulation base. Additionally, all of the Company's newspapers are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones.

Broadcast Group: The Broadcast Group comprises eight network-affiliated television stations and two radio stations.

-----------------------------------------------------------------------------------------
                                 Three Months Ended               Six Months Ended
                           --------------------------------------------------------------
                           July 1,   June 25,              July 1,   June 25,
(Dollars in thousands)        2001       2000   % Change      2001       2000   % Change
-----------------------------------------------------------------------------------------
Revenues                   $38,692    $41,323      (6.4)   $71,138    $75,675      (6.0)
-----------------------------------------------------------------------------------------
EBITDA                     $16,023    $17,932     (10.6)   $26,361    $29,618     (11.0)
-----------------------------------------------------------------------------------------
Operating profit           $11,953    $13,630     (12.3)   $18,211    $21,016     (13.3)
-----------------------------------------------------------------------------------------

      The decrease in revenues resulted from lower levels of advertising revenue in most categories, particularly automotive and packaged goods.

      Excluding special items, operating profit in the second quarter of 2001 decreased 11.2% to $12.1 million from $13.6 million in the second quarter of 2000. On the same basis, operating profit for the first half of 2001 decreased 12.6% to $18.4 million from $21.0 million in the corresponding period of 2000. This decrease resulted mainly from lower revenues.

New York Times Digital: NYTD is the Company's Internet business division. In the second quarter of 2001, NYTD consisted of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"). In April 2001, the Company sold GolfDigest.com.

------------------------------------------------------------------------------------------
                                Three Months Ended                Six Months Ended
                          ----------------------------------------------------------------
                           July 1,    June 25,              July 1,    June 25,
(Dollars in thousands)        2001        2000  % Change       2001        2000  % Change
------------------------------------------------------------------------------------------
Revenues                  $ 15,336    $ 17,493    (12.3)   $ 29,392    $ 33,080    (11.1)
------------------------------------------------------------------------------------------
EBITDA                    $     68    $ (8,789)   100.8    $ (5,935)   $(12,627)    53.0
------------------------------------------------------------------------------------------
Operating loss            $ (1,793)   $(11,667)    84.6    $ (9,479)   $(17,920)    47.1
------------------------------------------------------------------------------------------

      Advertising revenue accounted for approximately 63% and other revenue, which primarily includes DAD, accounted for the remainder of NYTD's total revenues for the first half of 2001. Revenues declined mainly due to lower online display advertising, particularly in the dot-com and technology sectors, partially offset by growth in classified advertising revenue.

      Operating losses in the second quarter of 2001 decreased 90.9% to $1.1 million from $11.7 million in the same quarter last year, excluding special items. On the same basis, operating losses for the first six months of 2001 decreased 51.2% to $8.7 million from $17.9 million for the first six months of 2000. The decrease in operating losses was principally due to cost reduction efforts including decreased staffing, promotion and systems costs.

      NYTD's goal is to achieve positive EBITDA for the year in 2002.

Liquidity and Capital Resources

      The Company's cash flow activity for the first six months of 2001 and 2000 was as follows:

--------------------------------------------------------------------------------
                                                        For the Six Months Ended
                                                        ------------------------
                                                          July 1,    June 25,
(In millions)                                                2001        2000
--------------------------------------------------------------------------------

Net cash provided by operating activities                 $ 248.9     $ 299.1
--------------------------------------------------------------------------------
Net cash provided by/(used in) investing activities       $ 397.6     $(334.1)
--------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities       $(602.3)    $   8.6
--------------------------------------------------------------------------------

      The decrease in operating activities of $50.2 million is principally due to a decline in earnings. The increase in cash provided by investing activities of $397.6 million was due to the sale of the Magazine Group and GolfDigest.com in the second quarter of 2001 compared with cash used in investing activities of $334.1 million in the prior year which was related to the acquisition of the T&G. The increase in cash used in financing activities of $610.9 million was principally related to the repayment of commercial paper borrowings and the redemption of subsidiary stock in the first half of 2001 as well as the issuance of debt in the first half of 2000.

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover its cash requirements, including working capital, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders. The ratio of current assets to current liabilities was 78.5% at July 1, 2001, and 69.5% at December 31, 2000. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 30.8% at July 1, 2001, compared with 33.2% at December 31, 2000.

Financing: In June 2001, the Company decreased the amount available to borrow under its revolving credit agreements from $600.0 million to $540.0 million based on expected liquidity needs. The Company's one-year credit agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2002. The Company's multi-year credit agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2006. These revolving credit agreements require, among other provisions, specified levels (amended in the second quarter of 2001) of stockholders' equity. Approximately $540.5 million of stockholders' equity was unrestricted under these agreements as of July 1, 2001, and $262.7 million was unrestricted at December 31, 2000. The increase in the level of unrestricted stockholders' equity was primarily due to an amendment to the level of restricted stockholders' equity.

      The Company had no commercial paper outstanding at July 1, 2001, and $291.3 million at December 31, 2000. Commercial paper was paid down with funds available to the Company from the sale of the Magazine Group and GolfDigest.com. These obligations are supported by the revolving credit agreements which had no amounts outstanding as of July 1, 2001, and December 31, 2000. The amount available under the commercial paper facility was $540.0 million as of July 1, 2001.

      In the second quarter of 2001, the Company entered into interest rate swap agreements, designated as fair-value hedges as defined under SFAS No. 133, based on notional amounts totaling $100.0 million with variable interest rates which are reset quarterly based on three-month LIBOR. These agreements were entered into to manage a portion of the Company's exposure to changes in the fair value of its ten-year $250.0 million 7.625% notes which mature on March 15, 2005. The fair value of the swap agreements as of July 1, 2001, was not material. The difference between fixed and variable interest rates to be paid or received is accrued as interest rates change, and recognized over the life of the agreements as an adjustment to interest expense in the Company's Condensed Consolidated Statements of Income.

      Beginning January 1, 2002, if no initial public offering of the Class C Stock has occurred, venture capital firms that were issued $40.0 million in 7% subordinated convertible notes in March 2000 (maturing in March 2003) have a right to require the Company to repurchase the notes at face value through to maturity. As a result, the Company presents this $40.0 million amount in the current portion of long-term debt on the Company's Condensed Consolidated Balance Sheet as of July 1, 2001.

      The Company's total debt, including commercial paper and capital leases, was $639.5 million at July 1, 2001, and $930.7 million at December 31, 2000. The decrease in total debt was primarily from a decrease in commercial paper outstanding, which was paid down with the proceeds received from the sale of the Magazine Group and GolfDigest.com.

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

Capital Expenditures: The Company currently estimates that capital expenditures for 2001 will range from $90.0 million to $100.0 million compared with $85.3 million in 2000. The Company currently anticipates that depreciation and amortization expense for 2001 will be in the range of $195.0 million to $205.0 million compared with $228.0 million in 2000.

Recent Accounting Pronouncements: In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interest method. SFAS No. 142, upon adoption, ceases the amortization of goodwill and requires, among other things, a certain impairment approach on the carrying value of goodwill. An initial goodwill impairment test must be completed in the year of adoption with at least an annual impairment test thereafter. The adoption of SFAS No. 141 has no current impact on the Company. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 142 in the first quarter of 2002 and is currently assessing the impact on its results of operations and financial position.

      Effective January 1, 2001, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. The Company has various derivative instruments which are further detailed in notes six and nine to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

      In the second quarter of 2001, the Company entered into interest rate swap agreements based on notional amounts totaling $100.0 million with variable interest rates which are reset quarterly based on three-month LIBOR. These agreements were entered into to manage a portion of the Company's exposure to changes in the fair value of its ten-year $250.0 million 7.625% notes which mature on March 15, 2005.

      The Company's cost of newsprint, which is significant to its operations, is subject to market price fluctuations. The Company entered into a derivative instrument in 1998 that will nominally reduce its exposure to fluctuations in newsprint prices beginning in 2002 through 2008.

                           PART. II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  12    Ratio of Earnings to Fixed Charges

            (b)   Reports on Form 8-K

                  The Company filed a Form 8-K on April 2, 2001, as previously reported in the Company's Form 10-Q filed on May 15, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               THE NEW YORK TIMES COMPANY
                                                      (Registrant)


Date: August 15, 2001                   /s/         John M. O'Brien
                                        ---------------------------------------
                                                    John M. O'Brien
                                               Senior Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)

                   Exhibit Index to Quarterly Report Form 10-Q
                           Quarter Ended July 1, 2001

Exhibit No.

            (a)   Exhibit

                  12    Ratio of Earnings to Fixed Charges