Form 10-Q
period 2001-09-30
NEW YORK TIMES CO
filed 2001-11-08
CIK 71691

FORM 10-Q

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended              September 30, 2001
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

Number of shares of each class of the registrant's common stock outstanding as of November 2, 2001 (exclusive of treasury shares):

      Class A Common Stock                              150,749,091 shares
      Class B Common Stock                                  847,020 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                             Three Months Ended               Nine Months Ended
                                                        -----------------------------   -----------------------------
                                                        September 30,   September 24,   September 30,   September 24,
                                                                 2001           2000             2001           2000
                                                        -----------------------------   -----------------------------
                                                                  (13 Weeks)                      (39 Weeks)
Revenues
    Advertising ..........................................   $452,691       $539,043       $1,517,200     $1,760,708
    Circulation ..........................................    188,244        178,120          561,203        541,946
    Other ................................................     55,958         50,488          156,925        144,282
                                                             --------       --------       ----------     ----------
       Total .............................................    696,893        767,651        2,235,328      2,446,936
                                                             --------       --------       ----------     ----------

Production costs
    Raw materials ........................................     71,625         81,049          240,611        247,561
    Wages and benefits ...................................    145,398        146,251          446,958        458,365
    Other ................................................    110,849        112,180          331,506        332,613
                                                             --------       --------       ----------     ----------
       Total .............................................    327,872        339,480        1,019,075      1,038,539

Selling, general and administrative expenses .............    287,760        315,510          972,297        969,021
                                                             --------       --------       ----------     ----------

       Total .............................................    615,632        654,990        1,991,372      2,007,560
                                                             --------       --------       ----------     ----------

Operating profit .........................................     81,261        112,661          243,956        439,376

Income from joint ventures ...............................      2,415          3,929            4,072         11,178

Interest expense - net ...................................     11,249         17,516           36,439         48,048

Gain on disposition of assets and other-net ..............      1,250         22,172            3,750         22,172
                                                             --------       --------       ----------     ----------

Income from continuing operations before income taxes ....     73,677        121,246          215,339        424,678

Income taxes .............................................     29,839         48,369           87,203        175,203
                                                             --------       --------       ----------     ----------

Income from continuing operations ........................     43,838         72,877          128,136        249,475
                                                             --------       --------       ----------     ----------

     Income from operations of discontinued Magazine Group         --          2,088            1,192         10,292


     Gain on disposal of Magazine Group ..................         --             --          241,258             --
                                                             --------       --------       ----------     ----------


Discontinued operations, net of income taxes .............         --          2,088          242,450         10,292
                                                             --------       --------       ----------     ----------

Net Income ...............................................   $ 43,838       $ 74,965       $  370,586     $  259,767
                                                             ========       ========       ==========     ==========

Average Number of Common Shares
     Basic ...............................................    155,853        166,564          158,833        169,670
     Diluted .............................................    158,881        169,903          161,901        173,367

Basic Earnings Per Share
     Income from continuing operations ...................   $   0.28       $   0.44       $     0.81     $     1.47
     Discontinued operations, net of income taxes ........         --           0.01             1.52           0.06
                                                             --------       --------       ----------     ----------
     Net Income ..........................................   $   0.28       $   0.45       $     2.33     $     1.53
                                                             ========       ========       ==========     ==========

Diluted Earnings Per Share
    Income from continuing operations ....................   $   0.28       $   0.43       $     0.79     $     1.44
    Discontinued operations, net of income taxes .........         --           0.01             1.50           0.06
                                                             --------       --------       ----------     ----------
    Net Income ...........................................   $   0.28       $   0.44       $     2.29     $     1.50
                                                             ========       ========       ==========     ==========

Dividends per share ......................................   $  0.125       $  0.115       $    0.365     $    0.335
                                                             ========       ========       ==========     ==========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      September 30,  December 31,
                                                               2001          2000
                                                      -------------  ------------
ASSETS                                                 (Unaudited)
CURRENT ASSETS

    Cash and cash equivalents ........................   $   54,576    $   69,043

    Accounts receivable-net ..........................      288,085       341,863

    Inventories

       Newsprint and magazine paper ..................       25,820        30,639
       Work-in-process and other .....................        3,544         4,425
                                                         ----------    ----------
           Total inventories .........................       29,364        35,064

    Deferred income taxes ............................       62,939        62,939

    Other current assets .............................       50,318       101,079
                                                         ----------    ----------

           Total current assets ......................      485,282       609,988

OTHER ASSETS

    Investments in joint ventures ....................       96,074       107,320

    Property, plant and equipment (less accumulated
       depreciation of $1,146,545 in 2001
       and $1,081,114 in 2000) .......................    1,159,408     1,207,160

    Intangible assets acquired
       Cost in excess of net assets acquired (less
       accumulated amortization of $323,715
       in 2001 and $302,571 in 2000) .................    1,024,842     1,060,796

       Other intangible assets acquired (less
       accumulated amortization of $130,552
       in 2001 and $110,172 in 2000) .................      398,768       419,302

    Miscellaneous assets .............................      211,126       202,113
                                                         ----------    ----------

TOTAL ASSETS .........................................   $3,375,500    $3,606,679
                                                         ==========    ==========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                               September 30,     December 31,
                                                                                        2001             2000
                                                                               -------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                            (Unaudited)
CURRENT LIABILITIES
    Commercial paper outstanding ...........................................     $   125,650      $   291,251
    Accounts payable .......................................................         155,734          174,552
    Accrued payroll and other related liabilities ..........................          82,643          126,983
    Accrued expenses .......................................................         210,570          190,748
    Accrued income taxes ...................................................         136,968            9,852
    Unexpired subscriptions ................................................          62,159           81,385
    Current portion of long-term debt and
       capital lease obligations ...........................................           2,880            2,599
                                                                                 -----------      -----------

       Total current liabilities ...........................................         776,604          877,370
                                                                                 -----------      -----------

OTHER LIABILITIES

    Long-term debt .........................................................         514,038          553,415
    Capital lease obligations ..............................................          82,010           83,451
    Deferred income taxes ..................................................         104,423          106,247
    Other ..................................................................         735,959          705,033
                                                                                 -----------      -----------

       Total other liabilities .............................................       1,436,430        1,448,146
                                                                                 -----------      -----------

       Total liabilities ...................................................       2,213,034        2,325,516
                                                                                 -----------      -----------

STOCKHOLDERS' EQUITY

    Capital stock of $.10 par value
       Class A - authorized 300,000,000 shares; issued: 2001 -
           169,163,427; 2000 - 166,526,108 (including treasury shares:
           2001 - 17,196,428; 2000 - 5,000,000) ............................          16,916           16,653
       Class B - convertible - authorized 847,020 shares; issued:
           2001 - 847,020; 2000 - 847,158 ..................................              85               85
    Additional paid-in capital .............................................          78,590               --
    Deferred compensation on issuance of restricted
       Class A common stock ................................................            (880)          (1,127)
    Accumulated other comprehensive loss ...................................          (5,282)          (2,693)
    Retained earnings ......................................................       1,779,737        1,467,103
    Common stock held in treasury, at cost .................................        (706,700)        (198,858)
                                                                                 -----------      -----------

       Total stockholders' equity ..........................................       1,162,466        1,281,163
                                                                                 -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .................................     $ 3,375,500      $ 3,606,679
                                                                                 ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Nine Months Ended
                                                       ----------------------------
                                                       September 30,  September 24,
                                                                2001           2000
                                                       ----------------------------
                                                                (39 Weeks)
OPERATING ACTIVITIES

Net cash provided by operating activities ............     $ 351,600      $ 381,007
                                                           ---------      ---------

INVESTING ACTIVITIES

Additions to property, plant and equipment ...........       (57,102)       (43,461)
Business acquired ....................................        (2,636)      (296,278)
Net proceeds from dispositions .......................       436,672         55,980
Other-net ............................................          (214)        (6,713)
                                                           ---------      ---------

Net cash provided by/(used in) investing activities ..       376,720       (290,472)
                                                           ---------      ---------

FINANCING ACTIVITIES

Commercial paper (payments)/borrowings ...............      (165,601)       403,490
Redemption of subsidiary stock .......................       (25,000)            --
Long-term debt
    Proceeds .........................................            --         40,000
    Payments .........................................       (41,213)      (101,839)
Capital shares
    Issuances ........................................        55,779         29,499
    Repurchases ......................................      (508,509)      (425,932)
Dividends paid to stockholders .......................       (58,243)       (56,750)
                                                           ---------      ---------

Net cash used in financing activities ................      (742,787)      (111,532)
                                                           ---------      ---------

Decrease in cash and cash equivalents ................       (14,467)       (20,997)

Cash and cash equivalents at the beginning of the year        69,043         63,861
                                                           ---------      ---------
Cash and cash equivalents at the end of the quarter ..     $  54,576      $  42,864
                                                           =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION

BUSINESS ACQUIRED

      In August 2001, the Company acquired certain assets and assumed certain liabilities of a weekly newspaper, the Petaluma Argus-Courier, for approximately $2.6 million in cash. The net assets acquired had a nominal value.

      In January 2000, the Company acquired certain assets ($313.8 million) and assumed certain liabilities ($17.5 million) of a newspaper, the Worcester Telegram & Gazette, for $296.3 million in cash.

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

      Certain reclassifications have been made to the 2000 Condensed Consolidated Financial Statements to conform with classifications used as of and for the periods ended September 30, 2001.

2.    RECENT ACCOUNTING PRONOUNCEMENTS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This statement also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relating to the disposal of a segment of a business ("APB Opinion 30"). SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and resolved certain implementation issues related to SFAS No. 121. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 in the first quarter of 2002 and is currently assessing the impact on its results of operations and financial position.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interest method. The Company adopted SFAS No. 141 in the third quarter of 2001. The adoption of SFAS No. 141 had no material impact on the Company's results of operations or financial position. SFAS No. 142, upon adoption, ceases the amortization of goodwill and requires, among other things, a certain impairment approach on the carrying value of goodwill. An initial goodwill impairment test must be completed in the year of adoption with at least an annual impairment test thereafter. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 142 in the first quarter of 2002 and is currently assessing the impact on its results of operations and financial position.

      Effective January 1, 2001, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. The Company has various derivative instruments, which are further detailed in Notes 6 and 9 to the Condensed Consolidated Financial Statements in this Form 10-Q.

3.    ACQUISITIONS/DISPOSITIONS

      Petaluma Acquisition:

      On August 31, 2001, the Company acquired certain assets and assumed certain liabilities of a weekly newspaper, the Petaluma Argus-Courier, in Petaluma, Calif., for approximately $2.6 million. The majority of the purchase price was allocated to goodwill. The transaction was accounted for as a purchase in accordance with SFAS No. 141. This acquisition does not have a material impact on the Company's results of operations or financial position.

      Magazine Sale - Discontinued Operations:

      On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com, to Advance Publications, Inc., for approximately $435.0 million. The Company recorded a gain from the sale of approximately $412.0 million ($241.3 million after-tax), or $1.49 per share for the first nine months of 2001. The income taxes related to this gain make up the principal portion of "Accrued income taxes" in the Company's Condensed Consolidated Balance Sheet as of September 30, 2001. The Internal Revenue Service has granted all companies in the five boroughs of New York City an extension, in connection with the September 11 terrorist attacks, on income taxes payable until the first quarter of 2002. The Company will pay the income taxes related to the gain within the extended time period.

      The results of operations of the Magazine Group are reported as discontinued operations for all periods presented. Revenues and operating profit for the Magazine Group were as follows:

-------------------------------------------------------------------------------------------------
                                         Three Months Ended              Nine Months Ended
                                    -------------------------------------------------------------
(IN MILLIONS)                       September 30,   September 24,   September 30,   September 24,
                                             2001            2000            2001            2000
-------------------------------------------------------------------------------------------------
Revenues                                  $    --         $  26.5         $  26.5         $  91.0
-------------------------------------------------------------------------------------------------
Operating Profit                          $    --         $   3.5         $   2.0         $  17.6
-------------------------------------------------------------------------------------------------

      Other Dispositions:

      In the second half of 2000, the Company sold seven newspapers and nine telephone directory operations ("divested Regionals"). In connection with the sale of one of these papers, the Santa Barbara News-Press, the Company entered into a five-year, $25.0 million non-compete agreement. This amount will be recognized as income on a straight-line basis over the life of the agreement, and is included in the "Gain on disposition of assets and other-net" line on the Company's Condensed Consolidated Statements of Income.

      In the first quarter of 2001, the Company sold substantially all of its investment in TheStreet.com. The proceeds of the sale approximated carrying value.

4.    REDEMPTION OF SUBSIDIARY STOCK

      Since the Company did not issue a new class of stock to the public by December 31, 2000, the former stockholders of Abuzz Technologies, Inc. (acquired in July 1999) and certain optionees of a subsidiary of the Company have since required such subsidiary to redeem their shares for cash in the amount of $25.0 million. This redemption occurred in the first quarter of 2001.

5.    INCOME TAXES

      Reconciliations between the effective rate on income before income taxes and the federal statutory rate are as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                           Three Months Ended                          Nine Months Ended
                                               -------------------------------------------------------------------------------------
                                               September 30, 2001   September 24, 2000    September 30, 2001     September 24, 2000
                                               -------------------------------------------------------------------------------------
                                                          % of                  % of                  % of                    % of
(Dollars in thousands)                         Amount    Pre-tax    Amount     Pre-tax     Amount    Pre-tax       Amount    Pre-tax
------------------------------------------------------------------------------------------------------------------------------------
Tax at the federal statutory rate .........    $25,349    35.0%    $ 34,676     35.0%     $ 74,056     35.0%     $ 140,877     35.0%

State and local income taxes-net of federal
benefit ...................................      1,700     2.3        4,557      4.6         7,406      3.5         20,125      5.0

Amortization of nondeductible intangible
assets acquired ...........................      2,223     3.1        1,387      1.4         4,867      2.3          6,843      1.7

Other-net .................................         61     0.1         (211)    (0.2)         (645)    (0.3)          (602)    (0.1)
                                               -------------------------------------------------------------------------------------

Subtotal ..................................     29,333    40.5%      40,409     40.8%       85,684     40.5%       167,243     41.6%
                                               -------------------------------------------------------------------------------------

Gain on disposition of assets and other-net        506      --        7,960       --         1,519       --          7,960       --
                                               -------------------------------------------------------------------------------------

Income tax expense ........................    $29,839      --     $ 48,369       --      $ 87,203       --      $ 175,203       --
                                               ====================================================================================

6.    DEBT OBLIGATIONS

      In June 2001, the Company decreased the amount available to borrow under its revolving credit agreements from $600.0 million to $540.0 million based on expected liquidity needs. The Company's one-year credit agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2002. The Company's multi-year credit agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2006. These revolving credit agreements require, among other provisions, specified levels (amended in the second quarter of 2001) of stockholders' equity. Approximately $362.5 million of stockholders' equity was unrestricted under these agreements as of September 30, 2001, and $262.7 million was unrestricted at December 31, 2000. The increase in the level of unrestricted stockholders' equity was primarily due to an amendment to the level of restricted stockholders' equity, partially offset by stock repurchases.

      The Company had $125.7 million in commercial paper outstanding at September 30, 2001, and $291.3 million at December 31, 2000. Commercial paper was paid down with funds available to the Company from the sale of the Magazine Group and GolfDigest.com. These obligations are supported by the revolving credit agreements, which had no amounts outstanding as of September 30, 2001, and December 31, 2000. The amount available under the commercial paper facility was $414.4 million as of September 30, 2001.

      On September 28, 2001, the Company repaid $40.0 million in 7% subordinated convertible notes that were issued in March 2000 to three venture capital firms. These notes, which were to mature in March 2003, allowed the venture capital firms to call the notes beginning January 1, 2002, if the Company did not issue a new class of stock ("Class C Stock") by this date. With the agreement of the venture capitalists, the Company repaid the notes prior to the call and maturity dates, so as to take advantage of lower interest rates on commercial paper borrowings.

      In the second quarter of 2001, the Company entered into interest rate swap agreements, designated as fair-value hedges as defined under SFAS No. 133, based on notional amounts totaling $100.0 million with variable interest rates which are reset quarterly based on three-month LIBOR. These agreements were entered into to manage a portion of the Company's exposure to changes in the fair value of its 10-year $250.0 million 7.625% notes that mature on March 15, 2005. The fair value of the swap agreements as of September 30, 2001, was not material. The difference between fixed and variable interest rates to be paid or received is accrued as interest rates change, and recognized over the life of the agreements as an adjustment to interest expense.

      The Company's total debt, including commercial paper and capital leases, was $724.6 million at September 30, 2001, and $930.7 million at December 31, 2000. The decrease in total debt was primarily from a decrease in commercial paper outstanding, which was paid down with the proceeds received from the sale of the Magazine Group and GolfDigest.com as well as the repayment of the Company's $40.0 million in 7% subordinated convertible notes.

7.    COMMON STOCK

      During the first nine months of 2001, the Company repurchased 12.2 million shares of Class A Common Stock at a cost of $508.5 million. The average price of these repurchases was $41.64 per share. On April 17, 2001, the Board of Directors authorized an additional $300.0 million of repurchase expenditures under the Company's stock repurchase program. As of November 2, 2001, the remaining amount of the aggregate repurchase authorization from the Company's Board of Directors was $196.7 million. Since the end of the quarter, the Company has repurchased approximately 1.3 million shares at a cost of $50.3 million.

      On April 17, 2001, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock from $.115 per share to $.125 per share, effective with the June 2001 dividend.

8.    STAFF REDUCTIONS

      The Company recorded work force reduction expenses of $5.4 million and $84.5 million in the third quarter and first nine months of 2001. Total work force reduction expenses of $3.8 million were recorded in the third quarter and first nine months of 2000. These charges are included in "Selling, general and administrative expenses" in the Company's Condensed Consolidated Statements of Income. Accruals for these work force reduction expenses are primarily included in "Accrued expenses" on the Company's Condensed Consolidated Balance Sheets and amounted to $29.4 million at September 30, 2001, and $13.6 million at December 31, 2000. Most of the accruals outstanding at September 30, 2001, will be paid within one year.

9.    COMPREHENSIVE INCOME

      Comprehensive income for the Company principally includes unrealized gains/(losses) on available-for-sale securities, as defined under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, foreign currency translation adjustments, as well as net income reported in the Company's Condensed Consolidated Statements of Income.

      As of September 30, 2001, the Company has a derivative instrument that is designated as a cash-flow hedge as defined under SFAS No. 133. This derivative instrument, which will nominally reduce the Company's exposure to fluctuations in newsprint prices, was entered into in 1998 and is effective beginning in 2002 through 2008. The adoption of SFAS No. 133 in 2001 resulted in a pre-tax increase to comprehensive income of $5.3 million related to this derivative instrument.

      Comprehensive income for 2001 and 2000 was as follows:

--------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended            Nine Months Ended
                                                   -----------------------------------------------------------
                                                   September 30,  September 24,  September 30,   September 24,
(DOLLARS IN THOUSANDS)                                      2001           2000           2001            2000
---------------------------------------------------------------------------------------------------------------
Net Income                                              $ 43,838       $ 74,965      $ 370,586       $ 259,767

Foreign currency translation losses                         (747)        (1,428)        (1,008)           (540)

Change in unrealized losses on marketable securities         (43)        (2,523)          (211)        (18,291)

Cumulative effect of change in accounting principle
     (SFAS 133) on other comprehensive income                 --             --          5,272              --

Unrealized derivative losses on cash-flow hedge           (5,786)            --         (8,464)             --

Income tax benefit                                         2,704          1,330          1,823           8,598
---------------------------------------------------------------------------------------------------------------
Comprehensive income                                    $ 39,966       $ 72,344      $ 367,998       $ 249,534
==============================================================================================================

      The "Accumulated other comprehensive loss" on the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $4.1 million as of September 30, 2001, and $2.3 million as of December 31, 2000.

10.   SEGMENT STATEMENTS OF INCOME

      Beginning in 2001, the Company's reportable segments consist of Newspapers, Broadcast and New York Times Digital. These segments are evaluated regularly by key management in assessing performance and allocating resources. Included in Newspapers are The Boston Globe and the Worcester Telegram & Gazette, which are combined and presented as the New England Newspaper Group. Prior to 2001, the Magazine Group was reported as a separate segment, but it has since been sold and its results of operations are classified as discontinued operations for all periods presented.

---------------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended              Nine Months Ended
                                                         ------------------------------------------------------------
                                                         September 30,  September 24,   September 30,   September 24,
(DOLLARS IN THOUSANDS)                                            2001           2000            2001            2000
---------------------------------------------------------------------------------------------------------------------
REVENUES
      Newspapers ........................................    $ 653,626      $ 718,625     $ 2,097,017     $ 2,294,226
      Broadcast .........................................       31,713         37,484         102,852         113,161
      New York Times Digital ............................       14,363         16,076          43,754          49,156
      Intersegment eliminations (A) .....................       (2,809)        (4,534)         (8,295)         (9,607)
                                                         ------------------------------------------------------------
            Total .......................................    $ 696,893      $ 767,651     $ 2,235,328     $ 2,446,936
                                                         ============================================================

OPERATING PROFIT (LOSS)
      Newspapers ........................................    $  81,894      $ 126,223     $   255,535     $   469,366
      Broadcast .........................................        6,149         10,231          24,359          31,248
      New York Times Digital ............................          786        (17,002)         (8,693)        (34,924)
      Unallocated corporate expenses ....................       (7,568)        (6,791)        (27,245)        (26,314)
                                                         ------------------------------------------------------------
            Total .......................................       81,261        112,661         243,956         439,376

Income from joint ventures ..............................        2,415          3,929           4,072          11,178
Interest expense-net ....................................       11,249         17,516          36,439          48,048
Gain on disposition of assets and other-net .............        1,250         22,172           3,750          22,172
                                                         ------------------------------------------------------------
Income from continuing operations before
      Income taxes ......................................       73,677        121,246         215,339         424,678
Income taxes ............................................       29,839         48,369          87,203         175,203
                                                         ------------------------------------------------------------
Income from continuing operations .......................       43,838         72,877         128,136         249,475
                                                         ------------------------------------------------------------
      Income from operations of discontinued
            Magazine Group ..............................           --          2,088           1,192          10,292
      Gain on disposal of Magazine Group ................           --             --         241,258              --
                                                         ------------------------------------------------------------
Discontinued operations, net of income taxes.............           --          2,088         242,450          10,292
                                                         ------------------------------------------------------------
Net Income ..............................................    $  43,838      $  74,965     $   370,586     $   259,767
                                                         ============================================================

      See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable segments.

      (A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Advertising revenues accounted for approximately 65% and circulation revenues accounted for 27% of the Company's total revenues in the third quarter and for the first nine months of 2001. For the first nine months of 2001, the Company experienced a decline in its advertising revenue compared with the first nine months of 2000. Given the decline in the Company's advertising revenue to date, as well as the slowing U.S. economy and its uncertain impact on the advertising environment for the remainder of the year, the Company anticipates Newspaper Group advertising revenues for 2001 to be below the level of last year. To help offset these advertising revenue declines, the Company will continue to implement additional cost containment initiatives as well as attain continuing benefits from a staff reduction program initiated earlier this year. Furthermore, the Company increased circulation prices to mitigate the advertising revenue decline.

      Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices were higher in the third quarter of 2001 than 2000 levels but are expected to be below the 2000 levels for the remainder of the year. Additionally, based on current market trends newsprint prices are expected to be lower in 2002 than 2001.

      The September 11 terrorist attacks affected all business groups throughout the Company, with the biggest impact on the Company coming from the Newspaper Group. At the Newspaper Group, a decrease in advertising revenue was partly offset by an increase in circulation revenue resulting from all of the Company's newspapers experiencing increased demand after September 11. Furthermore, the Company incurred additional expenses in producing and distributing additional newspaper copies and in providing its readers, users and viewers with coverage and analysis of the war against terrorism.

      Because of the lack of visibility on advertising revenues due to the uncertain economic outlook and its effect on consumer confidence, the Company is not providing earnings guidance for 2001 at this time.

SEASONALITY

      Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising volume is higher than that which occurs in the first and third quarters when economic activity tends to be lower after the holiday season and in the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments as well as the occurrence of certain international, national and local events. This trend has been masked thus far in the current year, as advertising revenue has continued to decrease in the first three quarters due to a significant cyclical decline.

ACQUIRED/SOLD PROPERTIES

      On August 31, 2001, the Company acquired certain assets and assumed certain liabilities of a weekly newspaper, the Petaluma Argus-Courier, in Petaluma, Calif., for approximately $2.6 million. The majority of the purchase price was allocated to goodwill. This transaction was accounted for as a purchase in accordance with SFAS No. 141. This acquisition does not have a material impact on the Company's results of operations or financial position.

      On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com, to Advance Publications, Inc., for approximately $435.0 million. The Company recorded a gain from the sale of approximately $412.0 million ($241.3 million after-tax), or $1.49 per share for the first nine months of 2001. The income taxes related to this gain make up the principal portion of "Accrued income taxes" in the Company's Condensed Consolidated Balance Sheet as of September 30, 2001. The Internal Revenue Service has granted all companies in the five boroughs of New York City an extension, in connection with the September 11 terrorist attacks, on income taxes payable until the first quarter of 2002. The Company will pay the income taxes related to the gain within this extended time period.

      The results of operations of the Magazine Group are reported as discontinued operations for all periods presented. Revenues, operating profit and EBITDA (earnings before interest, taxes, depreciation and amortization) for the Magazine Group were as follows:

-----------------------------------------------------------------------------------------------
                                  Three Months Ended               Nine Months Ended
                            -------------------------------------------------------------------
                            September 30,   September 24,   September 30,   September 24,
(IN MILLIONS)                        2001            2000            2001            2000
-----------------------------------------------------------------------------------------------
Revenues                            $  --           $26.5           $26.5           $91.0
-----------------------------------------------------------------------------------------------
Operating Profit                    $  --           $ 3.5           $ 2.0           $17.6
-----------------------------------------------------------------------------------------------
EBITDA                              $  --           $ 3.8           $ 2.3           $18.6
-----------------------------------------------------------------------------------------------

      Diluted earnings per share from continuing operations and discontinued operations for 2000 were as follows:

----------------------------------------------------------------------------------------------------------------------
                                                               For the Quarters Ended               For the Year Ended
                                                ----------------------------------------------------------------------
                                                March 26,    June 25,   September 24,  December 31,  December 31,
DILUTED EARNINGS PER SHARE:                          2000        2000            2000          2000          2000
----------------------------------------------------------------------------------------------------------------------
Income from continuing operations                   $0.46       $0.56           $0.43         $0.82         $2.26
----------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes        $0.01       $0.03           $0.01         $0.01         $0.06
----------------------------------------------------------------------------------------------------------------------
Net Income                                          $0.47       $0.59           $0.44         $0.83         $2.32
----------------------------------------------------------------------------------------------------------------------

      In the second half of 2000, the Company sold seven newspapers and nine telephone directory operations ("divested Regionals"). In connection with the sale of one of these papers, the Santa Barbara News-Press, the Company entered into a five-year, $25.0 million non-compete agreement (the "non-compete agreement"). This amount will be recognized as income on a straight-line basis over the life of the agreement, and is included in the "Gain on disposition of assets and other-net" line on the Company's Condensed Consolidated Statements of Income.

SPECIAL ITEMS

      Total special items after-tax amounted to $2.5 million ($.02 per share) in the third quarter and $193.2 million ($1.19 per share) for the first nine months of 2001.

      Special items in the third quarter of 2001 included the following:

      o A $5.4 million pre-tax charge ($.02 per share) for work force reduction expenses.

      o $1.3 million in income on a pre-tax basis related to the non-compete agreement.

      Special items for the first nine months of 2001 included the following:

      o An $84.5 million pre-tax charge ($.31 per share) for work force reduction expenses.

      o $3.8 million in income on a pre-tax basis ($.01 per share) related to the non-compete agreement.

      o A $412.0 million pre-tax gain ($1.49 per share) resulting from the sale of the Magazine Group.

      Total special items after-tax amounted to $12.0 million ($.07 per share) in the third quarter and for the first nine months of 2000.

      Special items for both the third quarter and first nine months of 2000 included the following:

      o A $22.2 million pre-tax gain ($.08 per share) principally resulting from the sale of four newspapers and nine telephone directory operations, partially offset by the loss on the disposition of the Company's interest in an online venture.

      o A $3.8 million pre-tax charge ($.01 per share) for work force reduction expenses.

OPERATING RESULTS

      The Company's consolidated financial results for the quarter and nine months ended September 30, 2001, compared with the quarter and nine months ended September 24, 2000, were as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                         Nine Months Ended
                                              ---------------------------------------------------------------------------------
                                              September 30,  September 24,              September 30,   September 24,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)          2001           2000   % Change            2001            2000  % Change
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                          $ 696,893       $767,651       (9.2)    $2,235,328      $2,446,936      (8.6)
-------------------------------------------------------------------------------------------------------------------------------
Operating profit                                  $  81,261       $112,661      (27.9)    $  243,956      $  439,376     (44.5)
-------------------------------------------------------------------------------------------------------------------------------
Net Income before special items                   $  46,323       $ 62,987      (26.5)    $  177,391      $  247,789     (28.4)
Special items                                        (2,485)        11,978          *        193,195          11,978         *
-------------------------------------------------------------------------------------------------------------------------------
Net Income                                        $  43,838       $ 74,965      (41.5)    $  370,586      $  259,767      42.7
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share:
Net Income before special items                   $    0.30       $   0.37      (18.9)    $     1.10      $     1.43     (23.1)
Special items                                         (0.02)          0.07          *           1.19            0.07         *
-------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                        $    0.28       $   0.44      (36.4)    $     2.29      $     1.50      52.7
-------------------------------------------------------------------------------------------------------------------------------

* Represents percentages greater than or equal to 100% (see table above and tables on pages 16 and 21).

      Excluding the divested Regionals, in the third quarter of 2001 total revenues for the Company decreased 7.7% to $696.9 million from $754.9 million in the third quarter of 2000 and advertising revenue decreased 14.5% to $452.7 million in the third quarter of 2001 from $529.5 million in the third quarter of 2000. On the same basis, for the first nine months of 2001 total revenues for the Company decreased 7.1% to $2.2 billion from $2.4 billion for the first nine months of 2000 and advertising revenue decreased 12.3% to $1.5 billion for the first nine months of 2001 from $1.7 billion for the first nine months of 2000.

      Operating profit in the third quarter of 2001 decreased 25.0% to $86.7 million from $115.6 million in the third quarter of 2000, excluding special items. On the same basis, operating profit for the first nine months of 2001 decreased 25.7% to $328.5 million from $442.3 million in the corresponding period of 2000.

      The 2001 third-quarter net income decreased 26.5% to $46.3 million from $63.0 million in the third quarter of 2000, excluding special items. On the same basis, net income for the first nine months of 2001 decreased 28.4% to $177.4 million from $247.8 million for the first nine months of 2000.

      The decreases in operating results, excluding special items, were primarily due to a slowing U.S. economy, which resulted in lower advertising revenue as compared with last year, particularly in the help-wanted category, as well as a fall-off in dot-com and technology advertising. The decrease in advertising revenue was partly offset by an increase in circulation revenue for the first nine months of 2001 due to certain price increases at The Times and The Globe. In addition, the terrorist attacks on September 11, 2001, affected all business groups throughout the Company, with the biggest impact on the Company coming from the Newspaper Group. At the Newspaper Group, a decrease in advertising revenue was partly offset by an increase in circulation revenue resulting from all of the Company's newspapers experiencing increased demand after September 11. Furthermore, the Company incurred additional expenses in producing and distributing additional newspaper copies and in providing its readers, users and viewers with coverage and analysis of the war against terrorism.

EBITDA

      EBITDA for the third quarter and first nine months of 2001 and 2000 were as follows:

------------------------------------------------------------------------------------------------------------------------
                                              Three Months Ended                        Nine Months Ended
                                 ---------------------------------------------------------------------------------------
                                    September 30,  September 24,              September 30,  September 24,
(IN MILLIONS)                                2001           2000   % Change            2001           2000   % Change
------------------------------------------------------------------------------------------------------------------------
EBITDA (excluding special items)           $137.4         $170.5      (19.4)         $477.7         $607.9      (21.4)
------------------------------------------------------------------------------------------------------------------------
EBITDA (including special items)           $132.0         $167.6      (21.2)         $393.2         $605.0      (35.0)
------------------------------------------------------------------------------------------------------------------------

      Special items that impact 2001 EBITDA include a $5.4 million charge and an $84.5 million charge in the third quarter and for the first nine months of the year related to work force reduction expenses. EBITDA for 2000 included special items of a $2.9 million charge for work force reduction expenses in the third quarter and first nine months of the year.

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

CONSOLIDATED COSTS AND EXPENSES

      Consolidated operating expenses for the third quarter and first nine months of 2001 and 2000 were as follows:

---------------------------------------------------------------------------------------------------------------
                                   Three Months Ended                       Nine Months Ended
                         --------------------------------------------------------------------------------------
                         September 30,  September 24,            September 30,  September 24,
(DOLLARS IN THOUSANDS)            2001           2000  % Change           2001           2000  % Change
---------------------------------------------------------------------------------------------------------------
Production costs
   Raw materials              $ 71,625       $ 81,049    (11.6)     $  240,611     $  247,561     (2.8)
   Wages and benefits          145,398        146,251     (0.6)        446,958        458,365     (2.5)
   Other                       110,849        112,180     (1.2)        331,506        332,613     (0.3)
---------------------------------------------------------------------------------------------------------------
Total production costs         327,872        339,480     (3.4)      1,019,075      1,038,539     (1.9)
Selling, general and
  administrative expenses      287,760        315,510     (8.8)        972,297        969,021      0.3
---------------------------------------------------------------------------------------------------------------
Total expenses                $615,632       $654,990     (6.0)     $1,991,372     $2,007,560     (0.8)
---------------------------------------------------------------------------------------------------------------

      Excluding the divested Regionals, total production costs decreased 2.0% in the third quarter and remained flat for the first nine months of 2001.

      In the third quarter of 2001, the Company's newsprint expense decreased 7.7% compared with the 2000 third quarter, excluding the divested Regionals. This resulted from an increase in the average cost per ton of newsprint of 1.6%, which was more than offset by a decrease in consumption of 9.3%. On the same basis, for the first nine months of 2001, the Company's newsprint expense remained flat compared with the same period last year, as an increase in the average cost per ton of newsprint of 10.9% was offset by a decrease in consumption of 10.8%. The decrease in consumption in the third quarter and first nine months of 2001 was due to lower advertising volume and web-width reductions at The Boston Globe and seven of the Company's other newspapers.

      Excluding the divested Regionals and work force reduction expenses, selling, general and administrative expenses decreased 7.7% and 6.1% in the third quarter and for the first nine months of 2001 compared with the corresponding periods in 2000, principally due to lower compensation and promotion costs.

      The Company currently expects total expenses for the year, excluding work force reduction charges and divestitures, to decrease 2% to 4% compared with the prior year and are likely to decrease closer to 4%.

OTHER

      Interest expense-net decreased to $11.2 million in the 2001 third quarter and $36.4 million for the first nine months of 2001 compared with $17.5 million and $48.0 million in the year earlier periods. The decrease was due to lower amounts of debt outstanding.

      The effective income tax rate for the third quarter of 2001 was 40.5% compared with 40.8% in the 2000 third quarter. For the first nine months of 2001, the effective income tax rate was 40.5% compared with 41.6% in the first nine months of 2000. The decreases for both the quarter and for the first nine months of 2001 were primarily due to lower state and local income taxes.

Consolidated revenues, EBITDA, depreciation and amortization and operating profit by business segment were as follows:

----------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended                           Nine Months Ended
                               ---------------------------------------------------------------------------------------
                               September 30,  September 24,              September 30,    September 24,
(DOLLARS IN THOUSANDS)                  2001           2000   % Change            2001             2000     % Change
----------------------------------------------------------------------------------------------------------------------
REVENUES

Newspapers ...................     $ 653,626      $ 718,625      (9.0)     $ 2,097,017      $ 2,294,226        (8.6)
Broadcast ....................        31,713         37,484     (15.4)         102,852          113,161        (9.1)
New York Times Digital .......        14,363         16,076     (10.7)          43,754           49,156       (11.0)
Intersegment eliminations (A)         (2,809)        (4,534)     38.0           (8,295)          (9,607)       13.7
                                   --------------------------------------------------------------------------------
   Total .....................     $ 696,893      $ 767,651      (9.2)     $ 2,235,328      $ 2,446,936        (8.6)
                                   ================================================================================

EBITDA

Newspapers ...................     $ 122,174      $ 167,494     (27.1)     $   376,623      $   594,582       (36.7)
Broadcast ....................        10,093         14,251     (29.2)          36,453           43,869       (16.9)
New York Times Digital .......         2,679        (14,365)        *           (3,256)         (26,994)       87.9
Unallocated corporate expenses        (5,433)        (3,789)    (43.4)         (20,937)         (17,881)      (17.1)
Joint ventures ...............         2,503          4,016     (37.7)           4,336           11,440       (62.1)
                                   --------------------------------------------------------------------------------
   Total .....................     $ 132,016      $ 167,607     (21.2)     $   393,219      $   605,016       (35.0)
                                   ================================================================================

DEPRECIATION AND AMORTIZATION

Newspapers ...................     $  40,280      $  41,271      (2.4)     $   121,088      $   125,216        (3.3)
Broadcast ....................         3,944          4,020      (1.9)          12,094           12,621        (4.2)
New York Times Digital .......         1,893          2,637     (28.2)           5,437            7,930       (31.4)
Corporate ....................         2,135          3,002     (28.9)           6,308            8,433       (25.2)
Joint ventures ...............            88             88        --              264              264          --
                                   --------------------------------------------------------------------------------
   Total .....................     $  48,340      $  51,018      (5.2)     $   145,191      $   154,464        (6.0)
                                   ================================================================================

OPERATING PROFIT (LOSS)

Newspapers ...................     $  81,894      $ 126,223     (35.1)     $   255,535      $   469,366       (45.6)
Broadcast ....................         6,149         10,231     (39.9)          24,359           31,248       (22.0)
New York Times Digital .......           786        (17,002)        *           (8,693)         (34,924)       75.1
Unallocated corporate expenses        (7,568)        (6,791)    (11.4)         (27,245)         (26,314)       (3.5)
                                   --------------------------------------------------------------------------------
   Total .....................     $  81,261      $ 112,661     (27.9)     $   243,956      $   439,376       (44.5)
                                   ================================================================================

(A) Intersegment eliminations primarily include revenues between New York Times Digital and other segments.

NEWSPAPER GROUP: The Newspaper Group consists of The New York Times ("The Times"), the New England Newspaper Group, which includes The Boston Globe ("The Globe") and the Worcester Telegram & Gazette (the "T&G"), 15 other newspapers, newspaper distributors, a news service, a features syndicate, TimesDigest, and licensing of the trademarks and copyrights of The Times and The Globe.

--------------------------------------------------------------------------------------------------------------
                                 Three Months Ended                          Nine Months Ended
                        --------------------------------------------------------------------------------------
                        September 30,  September 24,              September 30,   September 24,
(DOLLARS IN THOUSANDS)           2001           2000    % Change           2001            2000     % Change
--------------------------------------------------------------------------------------------------------------
Revenues                     $653,626       $718,625       (9.0)     $2,097,017       $2,294,226       (8.6)
--------------------------------------------------------------------------------------------------------------
EBITDA                       $122,174       $167,494      (27.1)     $  376,623       $  594,582      (36.7)
--------------------------------------------------------------------------------------------------------------
Operating profit             $ 81,894       $126,223      (35.1)     $  255,535       $  469,366      (45.6)
--------------------------------------------------------------------------------------------------------------

      Excluding the divested Regionals, total Newspaper Group revenues for the third quarter of 2001 decreased 7.4% to $653.6 million from $705.9 million in the 2000 third quarter. On the same basis, for the first nine months of 2001, total Newspaper Group revenues decreased 7.0% to $2.1 billion from $2.3 billion for the first nine months of 2000.

      Operating profit for the Newspaper Group decreased 31.8% to $87.3 million in the third quarter of 2001 from $128.0 million in the 2000 third quarter, excluding special items. For the first nine months of 2001, operating profit decreased 28.6% to $336.2 million from $471.1 million for the first nine months of 2000, excluding special items.

      Excluding special items and the divested Regionals, total Newspaper Group operating profit decreased 31.0% and 27.9% for the third quarter and for the first nine months of 2001.

      The decrease in results was principally attributable to a slowing U.S. economy, which resulted in lower advertising revenue as compared with last year, particularly in the help-wanted category, as well as a fall-off in dot-com and technology advertising. Advertising revenue declined across the entire Newspaper Group. Circulation revenue rose at The Times and The Globe primarily due to price increases at both newspapers, partially offset by reductions in volume. Additionally, the terrorist attacks on September 11, 2001, resulted in decreased advertising revenue, which was partially offset by an increase in circulation revenue resulting from all of the Company's newspapers experiencing increased demand after September 11. The Newspaper Group also incurred additional expenses in producing and distributing additional newspaper copies and in providing its readers coverage and analysis of the war against terrorism. The Company currently expects advertising revenue in the Newspaper Group for 2001 to be below the level of last year.

      Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

-----------------------------------------------------------------------------------------------------------------
                                         Three Months Ended                         Nine Months Ended
                              -----------------------------------------------------------------------------------
                              September 30,   September 24,             September 30,   September 24,
(DOLLARS IN THOUSANDS)                 2001            2000   % Change           2001            2000    % Change
-----------------------------------------------------------------------------------------------------------------
THE NEW YORK TIMES
   Advertising                   $  235,982      $  275,836     (14.4)     $  818,044      $  941,414      (13.1)
   Circulation                      126,189         114,925       9.8         373,821         349,176        7.1
   Other                             40,625          37,206       9.2         110,897         101,809        8.9
----------------------------------------------------------------------------------------------------------------
   Total                         $  402,796      $  427,967      (5.9)     $1,302,762      $1,392,399       (6.4)
----------------------------------------------------------------------------------------------------------------
NEW ENGLAND NEWSPAPER GROUP
   Advertising                   $  102,270      $  129,827     (21.2)     $  337,445      $  406,369      (17.0)
   Circulation                       40,676          39,106       4.0         120,347         116,128        3.6
   Other                              6,417           5,669      13.2          19,863          17,059       16.4
----------------------------------------------------------------------------------------------------------------
   Total                         $  149,363      $  174,602     (14.5)     $  477,655      $  539,556      (11.5)
----------------------------------------------------------------------------------------------------------------
REGIONAL NEWSPAPERS
   Advertising                   $   76,822      $   87,959     (12.7)     $  239,237      $  273,860      (12.6)
   Circulation                       21,378          24,089     (11.3)         67,034          76,642      (12.5)
   Other                              3,267           4,008     (18.5)         10,329          11,769      (12.2)
----------------------------------------------------------------------------------------------------------------
   Total                         $  101,467      $  116,056     (12.6)     $  316,600      $  362,271      (12.6)
----------------------------------------------------------------------------------------------------------------
TOTAL NEWSPAPER GROUP
   Advertising                   $  415,074      $  493,622     (15.9)     $1,394,726      $1,621,643      (14.0)
   Circulation                      188,243         178,120       5.7         561,202         541,946        3.6
   Other                             50,309          46,883       7.3         141,089         130,637        8.0
----------------------------------------------------------------------------------------------------------------
   Total                         $  653,626      $  718,625      (9.0)     $2,097,017      $2,294,226       (8.6)
================================================================================================================

     The percentage change excluding the divested Regionals was as follows:

------------------------------------------------------------
                      Three Months Ended   Nine Months Ended
                      --------------------------------------
                            September 30,      September 30,
                                     2001               2001
-------------------------------------------------------------
REGIONAL NEWSPAPERS
   Advertising                       (2.1)              (2.0)
   Circulation                       (0.3)              (1.7)
   Other                             (4.0)               3.3
------------------------------------------------------------
   Total                             (1.8)              (1.7)
------------------------------------------------------------
TOTAL NEWSPAPER GROUP
   Advertising                      (14.3)             (12.4)
   Circulation                        7.3                5.2
   Other                              8.7                9.5
------------------------------------------------------------
   Total                             (7.4)              (7.0)
============================================================

         Advertising volume was as follows:

--------------------------------------------------------------------------------------------------------------------
                                          Three Months Ended                         Nine Months Ended
                                 -----------------------------------------------------------------------------------
(INCHES IN THOUSANDS, PREPRINTS  September 30,  September 24,              September 30,  September 24,
IN THOUSANDS OF COPIES)                   2001           2000   % Change            2001           2000    % Change
--------------------------------------------------------------------------------------------------------------------
THE NEW YORK TIMES
   Retail                                 88.2          111.4     (20.8)           326.0          379.5      (14.1)
   National                              298.4          348.6     (14.4)         1,001.0        1,185.9      (15.6)
   Classified                            182.1          232.0     (21.5)           603.5          738.9      (18.3)
   Zoned                                 187.8          219.6     (14.5)           706.0          742.8       (5.0)
--------------------------------------------------------------------------------------------------------------------
   Total                                 756.5          911.6     (17.0)         2,636.5        3,047.1      (13.5)
--------------------------------------------------------------------------------------------------------------------
   Preprints                           101,661         98,940       2.8          325,445        301,955        7.8
--------------------------------------------------------------------------------------------------------------------
NEW ENGLAND NEWSPAPER GROUP
   Retail                                179.7          204.0     (11.9)           590.5          635.9       (7.1)
   National                              174.7          203.1     (14.0)           564.4          640.1      (11.8)
   Classified                            414.4          475.5     (12.8)         1,262.2        1,449.6      (12.9)
   Zoned                                 209.4          174.5      20.0            638.7          545.7       17.1
--------------------------------------------------------------------------------------------------------------------
   Total                                 978.2        1,057.1      (7.5)         3,055.8        3,271.3       (6.6)
--------------------------------------------------------------------------------------------------------------------
   Preprints                           215,975        234,929      (8.1)         674,471        711,855       (5.3)
--------------------------------------------------------------------------------------------------------------------
REGIONAL NEWSPAPERS
   Retail                              1,342.4        1,657.2     (19.0)         4,144.4        5,311.0      (22.0)
   National                               54.8           70.0     (21.8)           169.3          219.0      (22.7)
   Classified                          1,753.2        2,061.0     (14.9)         5,225.4        6,163.4      (15.2)
   Legal                                  72.3           94.9     (23.8)           288.1          429.2      (32.9)
--------------------------------------------------------------------------------------------------------------------
   Total                               3,222.7        3,883.1     (17.0)         9,827.2       12,122.6      (18.9)
--------------------------------------------------------------------------------------------------------------------
   Preprints                           233,126        258,612      (9.9)         747,561        811,589       (7.9)
--------------------------------------------------------------------------------------------------------------------

     The percentage change excluding the divested Regionals was as follows:

---------------------------------------------------------
                  Three Months Ended  Nine Months Ended
                  ---------------------------------------
                       September 30,      September 30,
                                2001               2001
---------------------------------------------------------
REGIONAL NEWSPAPERS
   Retail                       (0.1)              (2.3)
   National                      3.9                0.5
   Classified                   (2.0)              (1.6)
   Legal                        (4.8)             (10.3)
---------------------------------------------------------
   Total                        (1.2)              (2.2)
---------------------------------------------------------
   Preprints                    (1.9)               0.1
---------------------------------------------------------

      Average net paid circulation for The Times, the New England Newspaper Group, and the Regional Newspapers for the third quarter and nine months ended September 30, 2001, compared with the third quarter and nine months ended September 24, 2000, was as follows:

--------------------------------------------------------------------------------------
                                                   Three Months Ended
                                                   September 30, 2001
--------------------------------------------------------------------------------------
(COPIES IN THOUSANDS)              Weekday/Daily   % Change      Sunday     % Change
--------------------------------------------------------------------------------------
AVERAGE NET PAID CIRCULATION
The New York Times                       1,098.0      (0.2)     1,653.0         (1.3)
New England Newspaper Group                576.8       0.5        830.6         (3.1)
Regional Newspapers
     Including divested Regionals          597.7     (12.7)       657.9        (10.3)
     Excluding divested Regionals          597.7      (2.0)       657.9         (2.3)
--------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
                                                    Nine Months Ended
                                                   September 30, 2001
--------------------------------------------------------------------------------------
(COPIES IN THOUSANDS)              Weekday/Daily    % Change     Sunday     % Change
--------------------------------------------------------------------------------------
AVERAGE NET PAID CIRCULATION
The New York Times                       1,117.4       0.1      1,678.7        (1.1)
New England Newspaper Group                572.3       0.1        833.3        (2.0)
Regional Newspapers
     Including divested Regionals          627.1      (9.0)       687.7        (9.0)
     Excluding divested Regionals          627.1      (2.7)       687.7        (2.8)
--------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------------------------------------
                                 Three Months Ended                            Nine Months Ended
                        --------------------------------------------------------------------------------------
                        September 30,  September 24,               September 30,   September 24,
(DOLLARS IN THOUSANDS)           2001           2000     % Change           2001            2000     % Change
--------------------------------------------------------------------------------------------------------------
Revenues                      $31,713        $37,484       (15.4)       $102,852        $113,161        (9.1)
--------------------------------------------------------------------------------------------------------------
EBITDA                        $10,093        $14,251       (29.2)       $ 36,453        $ 43,869       (16.9)
--------------------------------------------------------------------------------------------------------------
Operating profit              $ 6,149        $10,231       (39.9)       $ 24,359        $ 31,248       (22.0)
--------------------------------------------------------------------------------------------------------------

      The decrease in revenues resulted from lower levels of advertising revenue in most categories, particularly automotive and packaged goods, due to a slowing U.S. economy. Additionally, the terrorist attacks on September 11, 2001, resulted in decreased advertising revenue as the Broadcast Group's television stations implemented commercial-free broadcasting during the week following September 11 to provide continuous news coverage of the terrorist attacks. In the prior year's third quarter, the Group benefited from political advertising associated with the presidential elections.

      Excluding special items, operating profit in the third quarter of 2001 decreased 44.9% to $6.1 million from $11.2 million in the third quarter of 2000. On the same basis, operating profit for the first nine months of 2001 decreased 23.8% to $24.5 million from $32.2 million in the corresponding period of 2000. This decrease resulted mainly from lower revenues.

NEW YORK TIMES DIGITAL: NYTD is the Company's Internet business division. In the third quarter of 2001, NYTD consisted of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"). In April 2001, the Company sold GolfDigest.com, which was included in the sale of the Company's golf properties.

------------------------------------------------------------------------------------------------------------
                                   Three Months Ended                        Nine Months Ended
                         -----------------------------------------------------------------------------------
                         September 30,   September 24,             September 30,  September 24,
(DOLLARS IN THOUSANDS)            2001            2000   % Change           2001           2000    % Change
------------------------------------------------------------------------------------------------------------
 Revenues                      $14,363        $ 16,076     (10.7)       $ 43,754       $ 49,156      (11.0)
------------------------------------------------------------------------------------------------------------
 EBITDA                        $ 2,679        $(14,365)        *        $ (3,256)      $(26,994)      87.9
------------------------------------------------------------------------------------------------------------
 Operating profit (loss)       $   786        $(17,002)        *        $ (8,693)      $(34,924)      75.1
------------------------------------------------------------------------------------------------------------

      Advertising revenue accounted for approximately 61% and other revenue, which is primarily DAD, accounted for the remainder of NYTD's total revenues for the first nine months of 2001. Revenues declined mainly due to lower online display advertising, particularly in the dot-com, telecommunication and technology sectors. For the first nine months of 2001, these revenue decreases were partially offset by an increase in classified advertising revenue.

      NYTD had operating income of $0.8 million in the third quarter of 2001 compared with a $17.0 million operating loss in the same quarter last year. Operating losses for the first nine months of 2001 decreased 75.1% to $8.7 million from $34.9 million for the first nine months of 2000. The decrease in operating losses was principally due to cost reduction efforts including decreased staffing and promotion costs.

      For the full year of 2001, NYTD expects EBITDA losses of $2 to $4 million, down from a loss of $36.7 million in 2000. NYTD's goal is to achieve positive EBITDA for the year in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash flow activity for the first nine months of 2001 and 2000 was as follows:

--------------------------------------------------------------------------------
                                                      For the Nine Months Ended
                                                   -----------------------------
                                                   September 30,  September 24,
 (IN MILLIONS)                                              2001          2000
--------------------------------------------------------------------------------
Net cash provided by operating activities                $ 351.6       $ 381.0
--------------------------------------------------------------------------------
Net cash provided by/(used in) investing activities      $ 376.7       $(290.5)
--------------------------------------------------------------------------------
Net cash used in financing activities                    $(742.8)      $(111.5)
--------------------------------------------------------------------------------

      The decrease in net cash provided by operating activities of $29.4 million is principally due to a decline in earnings, partially offset by a decrease in working capital in 2001 compared with 2000. Net cash provided by investing activities of $376.7 million in 2001 was due to the sale of the Magazine Group and GolfDigest.com. Net cash used in investing activities of $290.5 million in the prior year was due to the acquisition of the T&G, partially offset by the proceeds from the sale of four Regional newspapers and the Company's interest in an online venture. The increase in net cash used in financing activities of $631.3 million was principally related to the repayment of commercial paper borrowings and subordinated convertible notes, stock repurchases and the redemption of subsidiary stock in 2001 as well as the net issuance of debt in the prior year.

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover its cash requirements, including working capital, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders for both the next twelve months and the foreseeable future. The ratio of current assets to current liabilities was 62.5% at September 30, 2001, and 69.5% at December 31,

2000. The change was due to a decrease in current assets, partially offset by a decrease in current liabilities primarily resulting from lower commercial paper outstanding in 2001 compared with 2000. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 33.9% at September 30, 2001, compared with 33.2% at December 31, 2000.

FINANCING: In June 2001, the Company decreased the amount available to borrow under its revolving credit agreements from $600.0 million to $540.0 million based on expected liquidity needs. The Company's one-year credit agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2002. The Company's multi-year credit agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2006. These revolving credit agreements require, among other provisions, specified levels (amended in the second quarter of 2001) of stockholders' equity. Approximately $362.5 million of stockholders' equity was unrestricted under these agreements as of September 30, 2001, and $262.7 million was unrestricted at December 31, 2000. The increase in the level of unrestricted stockholders' equity was primarily due to an amendment to the level of restricted stockholders' equity, partially offset by stock repurchases.

      The Company had $125.7 million in commercial paper outstanding at September 30, 2001, and $291.3 million at December 31, 2000. Commercial paper was paid down with funds available to the Company from the sale of the Magazine Group and GolfDigest.com. These obligations are supported by the revolving credit agreements, which had no amounts outstanding as of September 30, 2001, and December 31, 2000. The amount available under the commercial paper facility was $414.4 million as of September 30, 2001.

      On September 28, 2001, the Company repaid $40.0 million in 7% subordinated convertible notes that were issued in March 2000 to three venture capital firms. These notes, which were to mature in March 2003, allowed the venture capital firms to call the notes beginning January 1, 2002, if the Company did not issue a new class of stock ("Class C Stock") by this date. With the agreement of the venture capitalists, the Company repaid the notes prior to the call and maturity dates, so as to take advantage of lower interest rates on commercial paper borrowings.

      In the second quarter of 2001, the Company entered into interest rate swap agreements, designated as fair-value hedges as defined under SFAS No. 133, based on notional amounts totaling $100.0 million with variable interest rates, which are reset quarterly based on three-month LIBOR. These agreements were entered into to manage a portion of the Company's exposure to changes in the fair value of its 10-year $250.0 million 7.625% notes that mature on March 15, 2005. The fair value of the swap agreements as of September 30, 2001, was not material. The difference between fixed and variable interest rates to be paid or received is accrued as interest rates change, and recognized over the life of the agreements as an adjustment to interest expense.

      The Company's total debt, including commercial paper and capital leases, was $724.6 million at September 30, 2001, and $930.7 million at December 31, 2000. The decrease in total debt was due to a decrease in commercial paper outstanding, which was paid down with the proceeds received from the sale of the Magazine Group and GolfDigest.com as well as the repayment of the Company's $40.0 million in 7% subordinated convertible notes.

      Since the Company did not issue Class C Stock to the public by December 31, 2000, the former stockholders of Abuzz Technologies, Inc. (acquired in July
1999) and certain optionees of a subsidiary of the Company have since required such subsidiary to redeem their shares for cash in the amount of $25.0 million. This redemption occurred in the first quarter of 2001.

CAPITAL EXPENDITURES: The Company currently estimates that capital expenditures for 2001 will range from $90.0 million to $100.0 million compared with $85.3 million in 2000. The Company currently anticipates that depreciation and amortization expense for 2001 will be in the range of $195.0 million to $205.0 million compared with $205.3 million (excludes the write-down of intangible assets related to an acquisition at NYTD) in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS: In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121"). This statement also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relating to the disposal of a segment of a business ("APB Opinion 30"). SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and resolved certain implementation issues related to SFAS No. 121. SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 144 in the first quarter of 2002 and is currently assessing the impact on the Company's results of operations and financial position.

      In July 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interest method. The Company adopted SFAS No. 141 in the third quarter of 2001. The adoption of SFAS No. 141 had no material impact on the Company's results of operations or financial position. SFAS No. 142, upon adoption, ceases the amortization of goodwill and requires, among other things, a certain impairment approach on the carrying value of goodwill. An initial goodwill impairment test must be completed in the year of adoption with at least an annual impairment test thereafter. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS No. 142 in the first quarter of 2002 and is currently assessing the impact on its results of operations and financial position.

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

The Company has various derivative instruments, which are further detailed in Notes 6 and 9 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

      In the second quarter of 2001, the Company entered into interest rate swap agreements based on notional amounts totaling $100.0 million with variable interest rates, which are reset quarterly based on three-month LIBOR. These agreements were entered into to manage a portion of the Company's exposure to changes in the fair value of its 10-year $250.0 million 7.625% notes that mature on March 15, 2005.

      The Company's cost of newsprint, which is significant to its operations, is subject to market price fluctuations. The Company entered into a derivative instrument in 1998 that will nominally reduce its exposure to fluctuations in newsprint prices beginning in 2002 through 2008.

                           PART. II. OTHER INFORMATION

    Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            10.1 The Company's 1991 Executive Stock Incentive Plan, as amended through September 20, 2001

            12    Ratio of Earnings to Fixed Charges

      (b)   REPORTS ON FORM 8-K

            No reports on Form 8-K have been filed during the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE NEW YORK TIMES COMPANY
                                              (Registrant)


Date: NOVEMBER 8, 2001                     /s/ John M. O'Brien
                                        ---------------------------
                                              John M. O'Brien
                                         Senior Vice President and
                                          Chief Financial Officer
                                       (Principal Financial Officer)

                   EXHIBIT INDEX TO QUARTERLY REPORT FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

EXHIBIT NO.

      (a)   EXHIBIT

            10.1 The Company's 1991 Executive Stock Incentive Plan, as amended through September 20, 2001

            12    Ratio of Earnings to Fixed Charges