Form 10-K405
period 2001-12-30
NEW YORK TIMES CO
filed 2002-02-22
CIK 71691

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

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001        COMMISSION FILE NUMBER 1-5837

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
               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                               WHICH REGISTERED
--------------------------------------                  ------------------------
Class A Common Stock of $.10 par value                   New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 NOT APPLICABLE
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of Class A Common Stock held by non-affiliates as of February 15, 2002, was approximately $5.50 billion. As of such date, non-affiliates held 89,554 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant's common stock as of February 15, 2002, was as follows: 149,939,710 shares of Class A Common Stock and 847,020 shares of Class B Common Stock.

                DOCUMENT INCORPORATED BY REFERENCE                    PART
                ----------------------------------                    ----
      Proxy Statement for the 2002 Annual Meeting of Stockholders..... III

================================================================================

                       INDEX TO THE NEW YORK TIMES COMPANY

                                 2001 FORM 10-K

                                -----------------

                                     PART I

ITEM NO.                                                                    PAGE
-------                                                                     ----

 1.   Business.............................................................   1
        Introduction.......................................................   1
        Newspapers.........................................................   1
          The New York Times...............................................   1
            Circulation....................................................   1
            Advertising....................................................   2
            Production and Distribution....................................   2
            Related Businesses.............................................   3
          New England Newspaper Group......................................   3
            Circulation: The Globe.........................................   4
            Circulation: Worcester.........................................   4
            Advertising....................................................   5
            Production and Distribution....................................   5
          Regional Newspapers..............................................   5
        Broadcasting.......................................................   6
        New York Times Digital.............................................   7
        Forest Products Investments and Other Joint Ventures...............   7
          Forest Products Investments......................................   7
          Other Joint Ventures.............................................   8
        Raw Materials......................................................   8
        Competition .......................................................   9
        Employees..........................................................   9
          Labor Relations..................................................  10
 2.   Properties...........................................................  11
 3.   Legal Proceedings....................................................  11
 4.   Submission of Matters to a Vote of Security Holders..................  12
        Executive Officers of the Registrant...............................  12

                                    PART II

 5.   Market for the Registrant's Common Equity and Related Stockholder
        Matters............................................................  13
 6.   Selected Financial Data..............................................  13
 7.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  13
 7A.  Quantitative and Qualitative Disclosure About Market Risk............  13
 8.   Financial Statements and Supplementary Data..........................  13
 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  13

                                    PART III

10.   Directors and Executive Officers of the Registrant...................  13
11.   Executive Compensation...............................................  14
12.   Security Ownership of Certain Beneficial Owners and Management.......  14
13.   Certain Relationships and Related Transactions.......................  14

                                    PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K......  14

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company including newspapers, television and radio stations, electronic information and publishing, Internet businesses, and forest products investments. Financial information about industry segments is incorporated by reference to Note 16 to the Consolidated Financial Statements on pages F-32 to F-34 of this report.

The Company currently classifies its businesses into the following segments:

o Newspapers: The New York Times ("The Times"); the New England Newspaper Group, consisting of The Boston Globe, a daily newspaper, the Boston Sunday Globe (both editions, "the Globe") and the Worcester Telegram & Gazette, in Worcester, Mass. (the "Telegram & Gazette"); 15 other newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina ("Regional Newspapers"); newspaper distributors in the New York City and Boston metropolitan areas; news, photo and graphics services and news and features syndication; TimesDigest; and licensing of the trademarks and copyrights of The Times and the Globe.

o Broadcasting: television stations WREG-TV in Memphis, Tenn.; WTKR-TV in Norfolk, Va.; KFOR-TV in Oklahoma City, Okla.; WNEP-TV in Scranton, Pa.; WHO-TV in Des Moines, Iowa; WHNT-TV in Huntsville, Ala.; WQAD-TV in Moline, Ill.; and KFSM-TV in Fort Smith, Ark.; and radio stations WQXR(FM) and WQEW(AM) in New York City.

o New York Times Digital: the Company's digital business division, including NYTimes.com (www.nytimes.com), Boston.com (www.boston.com), and the licensing of electronic databases through its Digital Archive Division.

      Additionally, the Company owns minority equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine, and a one-half interest in the International Herald Tribune.

In January 2002 Major League Baseball approved the sale of the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network) to New England Sport Ventures, LLC ("NESV"), in which the Company is an investor. The closing of the Red Sox sale is expected to be completed in the first quarter of 2002, and the Company's $75.0 million investment will represent an interest of approximately 15% in NESV.

On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World and Golf World Business, which previously represented the Magazine Group segment of the Company (the "Magazine Group") and GolfDigest.com, to Advance Publications, Inc., for approximately $435.0 million.

NEWSPAPERS

The Newspaper Group segment consists of The Times, the New England Newspaper Group, 15 Regional Newspapers, newspaper distributors, and certain related businesses.

THE NEW YORK TIMES

CIRCULATION

The Times is a standard-size daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1851. The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 58% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 42% is sold elsewhere. On Sundays, approximately 53% of the circulation is sold in the greater New York City area and 47% elsewhere. According to reports filed with the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2001, The Times has the largest daily and Sunday circulation of all seven-day newspapers in the United States.

The Times's average weekday and Sunday circulations for the two 12-month periods ended September 30, 2001, and September 30, 2000, as audited by ABC (except as indicated), are shown in the table below:

                                                  WEEKDAY (MON. - FRI.)     SUNDAY
                                                  ---------------------     ------
                                                        (Thousands of copies)
            2001 (unaudited)..........................   1,130.0            1,681.1
            2000......................................   1,122.4            1,686.7

Approximately 63% of the weekday circulation and 61% of the larger Sunday circulation were sold through home delivery in 2001. During the year ended December 30, 2001, the average weekday circulation of The Times increased approximately 14,700 copies above 2000 to approximately 1,143,700 copies and the average Sunday circulation increased by approximately 600 copies above 2000 to approximately 1,695,900 copies. An increase in home-delivery rates was effective February 4, 2002.

ADVERTISING

Total advertising volume in The Times for the two years ended December 30, 2001, and December 31, 2000, as measured by The Times, is shown in the table below. The "National" heading in the table below includes such categories as entertainment, financial and general advertising.

                                    FULL RUN
                        ----------------------------------                          PREPRINT
                        RETAIL     NATIONAL     CLASSIFIED   ZONED      TOTAL(1)    COPIES
                        INCHES     INCHES       INCHES       INCHES     INCHES      DISTRIBUTED
                        ------     --------     ----------   ------     ------      -----------
                                            (Inches and Preprints in Thousands)
      2001 .........    475.0      1,370.2      781.2        939.5      3,565.9       489,660
      2000 .........    574.0      1,691.6      964.6      1,033.4      4,263.6       459,311

The table includes volume for The New York Times Magazine, which published 3,329 pages of advertising in 2001, compared with 3,760 pages in 2000.

Advertising rates for The Times increased an average of 7% in January 2001, and 6% in January 2002.

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

The Edison and Flushing facilities print all sections of the weekday and Sunday newspapers (except The New York Times Magazine and the Sunday Television section) for distribution in the New York City metropolitan area. Both facilities have the capacity to print in color and have modern, automated presses, packaging and distribution equipment.

----------
(1)   All totals exclude preprint inches.

The Times has agreements with two commercial printing companies to print its Sunday Television section and The New York Times Magazine.

The editions of The Times distributed outside of the New York City area are printed under contract at the following sites:

            REGION(1)     PRINT SITES
            ----------------------------------------------------------------------
            Midwest       Chicago, Ill.; Canton, Ohio; Ann Arbor, Mich.;
                          Columbia, Mo.(2); Dayton, Ohio; Minneapolis, Minn.
            ----------------------------------------------------------------------
            Northeast     Billerica, Mass.(3); Springfield, Va.
            ----------------------------------------------------------------------
            Southeast     Atlanta, Ga.; Ft. Lauderdale, Fla.; Lakeland, Fla.(4);
                          Gastonia, N.C.
            ----------------------------------------------------------------------
            Southwest     Austin, Tex.; Phoenix, Ariz.
            ----------------------------------------------------------------------
            West          Torrance and Concord, Calif.; Kent, Wash.; Denver, Colo.
            ----------------------------------------------------------------------

The Times currently has agreements with various newspapers and other delivery agents located in the United States and Canada to deliver The Times in their respective markets and, in some cases, to expand current markets. The agreements include various arrangements for delivery on Sundays and daily to homes and newsstands.

A subsidiary of the Company, City & Suburban Delivery Systems, Inc. ("City & Suburban"), operates a wholesale newspaper distribution business that distributes The Times and other newspapers and periodicals in New York City, Long Island (N.Y.), the counties of Westchester (N.Y.) and Fairfield (Conn.) and New Jersey. Approximately 94% of The Times's single-copy daily circulation and 92% of its single-copy Sunday circulation in the New York City metropolitan area are delivered by City & Suburban or The Times. Approximately 96% of The Times's daily home-delivered circulation and 95% of its Sunday home-delivered circulation in the New York City metropolitan area are delivered to depots by City & Suburban or The Times.

RELATED BUSINESSES

NAME                                            DESCRIPTION OF BUSINESS
-----------------------------------------------------------------------------------------------------------------------
New York Times Index                            Produces and licenses The New York Times Index, a print publication
-----------------------------------------------------------------------------------------------------------------------
THE NEW YORK TIMES NEWS SERVICES DIVISION:
-----------------------------------------------------------------------------------------------------------------------
The New York Times News Service                 Transmits articles, graphics and photographs from The Times, the Globe and other publications to approximately 650 newspapers and magazines in the United States and in more than 50 countries worldwide
-----------------------------------------------------------------------------------------------------------------------
The New York Times Syndicate                    Markets other supplemental news services and feature material, graphics and photographs from The Times and other leading news sources to newspapers and magazines around the world
-----------------------------------------------------------------------------------------------------------------------
NYT Television                                  Using New York Times branded and other content, creates television programming for a variety of broadcast, cable and public television networks
-----------------------------------------------------------------------------------------------------------------------

NEW ENGLAND NEWSPAPER GROUP

The Boston Globe is owned and published by the Company's subsidiary, Globe Newspaper Company, Inc. (the "Globe" may also be used to refer to Globe Newspaper Company, Inc.).

The Globe and the Telegram & Gazette constitute the Company's New England Newspaper Group.

----------
(1) Most advance sections of the Sunday newspaper distributed in these areas are printed in Edison, N.J., Flushing, N.Y., Concord, Calif. and Dayton, Ohio.
(2)   Commencing in 2002.
(3)   At the Globe.
(4)   At the Company's Regional Newspaper, The Ledger.

CIRCULATION: THE GLOBE

The Globe is a daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1872, and was acquired by the Company in 1993. The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC reports, as of September 30, 2001, the weekday (Monday through Friday) circulation of the Globe was the 17th largest of any weekday newspaper; circulation of the Sunday edition was the 11th largest of any Sunday newspaper published in the United States; and its daily and Sunday circulation was the largest of all newspapers published in either Boston or New England.

The Globe's average weekday and Sunday paid circulation for the two 12-month periods ended April 1, 2001, and March 26, 2000, as audited by ABC, are shown below:

                                            WEEKDAY (MON-FRI)     SUNDAY
                                            -----------------     ------
                                                  (Thousands of copies)
            2001............................      465.8            716.5
            2000............................      469.9            726.8

During the year ended December 30, 2001, the average weekday circulation of the Globe increased approximately 2,100 copies over 2000 to approximately 472,500 copies and the average Sunday circulation decreased by approximately 16,800 copies below 2000 to approximately 704,000 copies.

Approximately 75.6% of the Globe's weekday circulation and 67.4% of its larger Sunday circulation are sold through home delivery; the remainder are sold primarily on newsstands.

CIRCULATION: WORCESTER

The Telegram & Gazette is a daily (Monday through Saturday) newspaper, which began publishing in 1866. Its Sunday companion, the Sunday Telegram, began in 1884. These newspapers and several Company-owned non-daily newspapers, some published under the name of Coulter Press, circulate throughout Worcester County and northeastern Connecticut. The daily Telegram & Gazette is the 97th largest newspaper in the United States.

The Telegram & Gazette's average weekday and Sunday paid circulations, for the two six-month periods ended September 30, 2001 and September 30, 2000, as reported to ABC in the Newspaper Publisher's Statement, are shown below:

                                                   DAILY (MON-SAT)       SUNDAY
                                                   ---------------       ------
                                                         (Thousands of copies)
            2001...................................      104.6            124.7
            2000...................................      103.6            127.5

From December 31, 2000 to December 30, 2001, the average daily circulation of the Telegram & Gazette increased approximately 500 copies, and the average Sunday circulation decreased approximately 2,900 copies. Approximately 70% of its daily and Sunday circulation is distributed by home delivery; the remainder are sold in stores or newsstands.

ADVERTISING

The New England Newspaper Group's advertising volumes by category of advertising for the two years ended December 30, 2001, for all editions are set forth below:

                                    FULL RUN
                         --------------------------------                         PREPRINT
                         RETAIL     NATIONAL   CLASSIFIED   ZONED      TOTAL(1)   COPIES
                         INCHES     INCHES     INCHES       INCHES     INCHES     DISTRIBUTED
                         ------     --------   ----------   ------     --------   -----------
                                      (Inches and Preprints in Thousands)
      2001 ..........    865.0      762.5      1,641.6      880.6      4,149.7      957,555
      2000(2) .......    966.8      879.8      1,908.5      795.9      4,551.0    1,032,437

Both the Globe and the Telegram & Gazette increased advertising rates in each category of advertising in 2001. The Telegram & Gazette increased all rates, except for classified advertising, effective as of January 1, 2001. Classified advertising rates were increased effective as of February 1, 2001. Additionally, the Globe's latest increase in certain retail and preprint advertising rates occurred on September 1, 2001. These rate increases ranged from 2% to 5%. National rates increased January 1, 2002 between 4% to 6%.

Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc. for the 12-month period ending December 30, 2001, the Globe ranked first and the Telegram & Gazette ranked sixth in advertising inches among all newspapers published in Boston and New England.

PRODUCTION AND DISTRIBUTION

All editions of the Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Mass., satellite plant. All editions of the Telegram & Gazette are printed and prepared for delivery at Worcester's plant in Millbury, Mass.

Virtually all of the Globe's home-delivered circulation was delivered in 2001 through the Globe's distribution subsidiary, Community Newsdealers LLC ("CNI"). Effective December 31, 2001, the Globe outsourced substantially all of its requirements for home-delivery services. The Telegraph & Gazette delivers approximately 9,535 daily and approximately 13,989 Sunday Globes in its home-delivery area. Direct single-copy distribution by the Globe, its subsidiary Retail Sales, Inc. and the Telegraph & Gazette accounted for 61.4% and 56.6% of the average weekday and Sunday single-copy distribution of the Globe in 2001.

REGIONAL NEWSPAPERS

The Company currently owns 14 daily newspapers, of which 12 publish on Sunday, and one weekly newspaper.

                                       DAILY          SUNDAY                                          DAILY          SUNDAY
DAILY NEWSPAPERS                       CIRCULATION    CIRCULATION    DAILY NEWSPAPERS                 CIRCULATION    CIRCULATION
--------------------------------------------------------------------------------------------------------------------------------
The Gadsden Times (Ala.)                   24,900        26,100      The Ledger (Lakeland, Fla.)         70,500         86,100
The Tuscaloosa News (Ala.)                 37,600        38,700      The Courier (Houma, La.)            17,700         20,100
TimesDaily (Florence, Ala.)                31,900        34,500      Daily Comet (Thibodaux, La.)        11,600            N/A
The Press Democrat (Santa Rosa, Calif.)    89,500        97,400      The Dispatch (Lexington, N.C.)      12,600            N/A
Sarasota Herald-Tribune (Fla.)            106,900       134,400      Times-News (Hendersonville, N.C.)   19,800         20,100
Star-Banner (Ocala, Fla.)                  49,300        52,600      Wilmington Morning Star (N.C.)      53,700         61,400
The Gainesville Sun (Fla.)                 49,500        56,000      Herald-Journal (Spartanburg, S.C.)  52,600         61,100

On August 31, 2001, the Company acquired a weekly newspaper, the Petaluma Argus-Courier, in Petaluma, Calif. The average weekly circulation of the Petaluma Argus-Courier for the four-month period ended December 30, 2001, was 8,017.

----------
(1)   All totals exclude preprint inches.
(2) Includes the Telegram & Gazette for the period from the date of its acquisition by the Company, January 7, 2000, through December 31, 2000.

In September and October 2000, the Company sold seven Regional Newspapers and nine telephone directory operations ("divested Regionals"). The advertising and circulation information presented below does not include amounts relating to the divested Regionals.

The Regional Newspapers' circulation for the years ended December 30, 2001, and December 31, 2000, is shown in the table below:

                                               DAILY      SUNDAY(1)
                                               -----      ---------
                                              (Thousands of copies)
            2001..........................     628.1        688.5
            2000..........................     643.3        705.9

Advertising volume, stated on the basis of six columns per page, was 13,216,000 inches in 2001, compared with 13,790,300 inches in 2000. Preprints distributed in 2001 were 1,056,784,000, compared with 1,081,986,000 in 2000.

Advertising rates increased 1% to 3% in January 2002 in certain categories.

BROADCASTING

The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. Radio and television license renewals are now normally granted for terms of eight years.

            STATION                         LICENSE EXPIRATION DATE
            -------------------------------------------------------
            WTKR-TV (Norfolk, Va.)          October 1, 2004
            -------------------------------------------------------
            WHNT-TV (Huntsville, Ala.)      April 1, 2005
            KFSM-TV (Ft. Smith, Ark.)       June 1, 2005
            WREG-TV (Memphis, Tenn.)        August 1, 2005
            WQAD-TV (Moline, Ill.)          December 1, 2005
            -------------------------------------------------------
            WHO-TV (Des Moines, Iowa)       February 1, 2006
            KFOR-TV (Oklahoma City, Okla.)  June 1, 2006
            -------------------------------------------------------
            WNEP-TV (Scranton, Penn.)       August 1, 2007
            -------------------------------------------------------
            WQXR(FM) (New York, N.Y.)       June 1, 2006
            WQEW(AM) (New York, N.Y.)       June 1, 2006
            -------------------------------------------------------

The Company anticipates that its future applications for renewal of its station licenses will result in the licenses being renewed for eight-year periods.

All of the television stations have three principal sources of revenue: local advertising (sold to advertisers in the immediate geographic areas of the stations), national spot advertising (sold to national clients by individual stations rather than networks), and compensation paid by the networks for carrying commercial network programs. Network compensation has declined at all stations over the past several years. This industry trend is expected to result in the eventual elimination of network compensation at all of the Company's television stations.

----------
(1)   Includes 12 daily newspapers.

                           MARKET'S                NETWORK
            STATION        NIELSEN RANKING(1)      AFFILIATION      BAND
            --------------------------------------------------------------
            WREG-TV        41                      CBS              VHF
            --------------------------------------------------------------
            WTKR-TV        42                      CBS              VHF
            --------------------------------------------------------------
            KFOR-TV        45                      NBC              VHF
            --------------------------------------------------------------
            WNEP-TV        52                      ABC              UHF(2)
            --------------------------------------------------------------
            WHO-TV         70                      NBC              VHF
            --------------------------------------------------------------
            WHNT-TV        83                      CBS              UHF(2)
            --------------------------------------------------------------
            WQAD-TV        92                      ABC              VHF
            --------------------------------------------------------------
            KFSM-TV        107                     CBS              VHF
            --------------------------------------------------------------

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

NEW YORK TIMES DIGITAL

New York Times Digital operates the Company's digital businesses, which include the following:

------------------------------------------------------------------------------------------
NYTimes.com                               Exclusive Internet access to the complete
                                          contents of The Times, plus enhanced features
                                          and regularly updated breaking news
------------------------------------------------------------------------------------------
Boston.com                                Information concerning Boston and New England
                                          and featuring exclusive Internet access to the
                                          complete contents of the Globe
------------------------------------------------------------------------------------------
Digital Archive Distribution              Licenses archive databases of The Times and the
                                          Globe to electronic information providers
------------------------------------------------------------------------------------------

In April 2001, the Company sold GolfDigest.com, which was included in the sale of the Company's golf properties.

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

The Company has ownership interests in one newsprint mill and one supercalendered (glossy paper used in magazines) paper mill (the "Forest Products Investments") and the International Herald Tribune.

FOREST PRODUCTS INVESTMENTS

The Company has a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by Abitibi-Consolidated ("Abitibi"), a global manufacturer of paper. Malbaie purchases pulp from Abitibi and manufactures newsprint from this raw material on the paper machine it owns within the Abitibi paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Abitibi for its pulp. In 2001 Malbaie produced 222,000 metric tons of newsprint, 93,000 tons of which were sold to the Company, with the balance sold to Abitibi for resale.

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

in Madison, Me. Madison purchases all of its wood from local suppliers, mostly under long-term contracts. In 2001 Madison produced 151,000 metric tons, 11,000 tons of which were sold to the Company.

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

OTHER JOINT VENTURES

The Company and The Washington Post Company each own a one-half interest in the International Herald Tribune S.A.S., which publishes the International Herald Tribune. The newspaper is edited in Paris and printed in Athens, Bangkok, Beirut, Bologna, Frankfurt, Hong Kong, Jakarta, Kuala Lumpur, Linkoping (Sweden), London, Madrid, Manila, Marseille, New York, Osaka, Paris, Seoul, Singapore, Taipei, Tel Aviv, The Hague, Tokyo, Toulouse and Zurich.

The Company's anticipated investment in approximately 15% of NESV, which will own the Red Sox, Fenway Park and approximately 80% of New England Sport Network, will be categorized under "Other Joint Ventures" in 2002 and thereafter.

RAW MATERIALS

The primary raw materials used by the Company are newsprint and supercalendered and coated paper. Neither the Company nor any of its businesses is dependent on any one supplier of paper.

In 2001 and 2000 the Company used the following types and quantities of paper (all amounts in metric tons):

                                                                     COATED,
                                                                 SUPERCALENDERED
      PUBLICATION                          NEWSPRINT             AND OTHER PAPER
      ----------------------------------------------------------------------------
                                      2001         2000         2001        2000
      ----------------------------------------------------------------------------
      The Times(1)                    308,000      347,000      25,000      27,000
      ----------------------------------------------------------------------------
      New England
        Newspaper Group(1)            130,000      150,000       4,400       4,300
      ----------------------------------------------------------------------------
      Regional Newspapers(2)           86,000      102,000          --          --
      ----------------------------------------------------------------------------
      Magazine Group(3)                    --           --       2,500      10,400
      ----------------------------------------------------------------------------
      TOTAL                           524,000      599,000      31,900      41,700
      ----------------------------------------------------------------------------

The paper used by The Times, The New York Times Magazine, the New England Newspaper Group, the Regional Newspapers and the magazines published by the Magazine Group(3) was purchased under contracts with unrelated suppliers and related suppliers in which the Company holds equity interests (see "Forest Products Investments"). Web widths were reduced at nine of the 15 Regional Newspapers in 2001, resulting in a total of 13 out of the 18 Company newspapers that have reduced web widths thus far.

----------
(1) The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine and the Globe's Sunday Magazine.
(2) The Regional Newspapers' 2000 consumption includes 7,000 tons for the divested Regionals.
(3)   The Magazine Group was sold by the Company on April 2, 2001.

COMPETITION

The Times competes with newspapers of general circulation in New York City and its suburbs, as well as with national publications such as The Wall Street Journal and USA Today. The Times also competes with magazines, television, radio, direct mail, the Yellow Pages, the Internet and other media.

The Globe competes with other daily, weekly and national newspapers distributed in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday). The Globe also competes with other communications media, such as direct mail, magazines, radio, the Internet and television. The Telegram & Gazette competes with other daily and weekly newspapers distributed in Worcester, Mass., and adjacent counties, including in northeastern Connecticut, as well as with radio, television and direct mail.

The Regional Newspapers and the International Herald Tribune compete with a variety of other advertising media in their respective markets.

All of the Company's television stations compete directly with other television stations in their respective markets and with other video services, such as cable network programming carried on local cable systems, satellite-to-home systems, and with the Internet. WQXR(FM) competes for listeners primarily with two all-news commercial radio stations and with WNYC(FM), a non-commercial station, which features both news and classical music. It competes for revenues with many adult-audience commercial radio stations and other media in New York City and surrounding suburbs.

The New York Times News Service and The New York Times Syndicate operations compete with several other syndicated features and supplemental news services.

New York Times Digital competes with other advertising-supported news and information Web sites, such as MSNBC.com and CNN.com, and classified portals, such as Monster.com (help-wanted advertising).

EMPLOYEES

As of December 30, 2001, the Company had approximately 12,050 full-time equivalent employees.

                                  The Times      4,550
                New England Newspaper Group      3,050(1)
                        Regional Newspapers      2,950
                            Broadcast Group        900
                     New York Times Digital        230
            Corporate/Shared Service Center        370
                                                ------
                              Total Company     12,050(1)
                                                ======

In April 2001, the Company announced a company-wide work force reduction program. The Company's work force declined approximately nine percent from the year-end 2000 level of 13,750 full-time equivalent employees, which excludes the employees of the Magazine Group.

----------
(1) Excludes 450 employees no longer employed by CNI due to the Globe's outsourcing of substantially all of its home-delivery requirements.

LABOR RELATIONS

Approximately 3,400 full-time equivalent employees of The Times and City & Suburban are represented by 15 unions for collective bargaining purposes. Approximately 30 employees of New York Times Digital are represented by the Newspaper Guild of New York and approximately 130 post-production employees of NYT Television are represented by the International Alliance of Theatrical Stage Employees ("IATSE").

The Times has collective bargaining agreements in effect through at least March 30, 2003, with all of its unions except the International Brotherhood of Electricians, which has a contract expiring March 30, 2002, which covers approximately five full-time maintenance employees.

City & Suburban's collective bargaining agreement with its drivers' union, representing approximately 500 full-time equivalent employees, expires in 2008; its four agreements with its truck maintenance unions, representing approximately 20 full-time equivalent employees, expire in 2003; its agreements with its two building maintenance unions, representing approximately eight full-time equivalent employees, expire in 2003; and its agreement with its support staff union, representing approximately 15 full-time equivalent employees, expired in April 2001. City & Suburban reached a tentative agreement for a successor collective bargaining agreement with its support staff union in December 2001.

The Times's agreement with its printing pressmens' union (which covers approximately 425 production employees) provides that wages for the 2000-2005 period are to be negotiated by the parties. If the negotiations do not result in an agreement, the issue of wages for this period is to be submitted to binding arbitration for resolution.

NYT Television is in the process of negotiating its first contract with IATSE, which was certified as the bargaining agent for NYT Television's post-production employees in December 2001.

Approximately 2,300 full- and part-time employees of the Globe are represented by 10 unions with 12 labor agreements. Effective December 31, 2000, the contract with the Boston Newspaper Guild, an affiliate of The Newspaper Guild representing non-production employees, expired and negotiations for a new contract are ongoing.

In 2001 the Globe concluded negotiations for three-year contracts (dating back to January 1, 1999) with two production department bargaining units. Those two agreements, along with three other production and delivery department contracts, expired December 31, 2001. Negotiations with all those unions have begun and are ongoing. The Globe expects to conclude all open negotiations in 2002. Arbitration to resolve the terms of one open machinist union agreement (dating back to January 1999 through December 2001) is also scheduled. In addition, two other production unions have four-year contracts, extending through December 31, 2002; two unions have six-year contracts, which extend through December 31, 2003; and one has a ten-year contract, which extends through December 31, 2006.

Approximately one-third of the 600 full-time equivalent employees of the Telegram & Gazette are represented by three production unions. Contracts with these unions expire August 31, 2002, November 30, 2002 and October 8, 2003, respectively. The Providence Newspaper Guild was certified as the bargaining agent for the Telegram & Gazette newsroom employees in 1993 and for the Telegram & Gazette circulation employees in 2000. Negotiations are ongoing.

The Company cannot predict the timing or the outcome of the various negotiations described above.

Three other entities owned by the Company (The Press Democrat, WQXR(FM) and the Petaluma Argus-Courier) also have unions representing their employees.

ITEM 2. PROPERTIES.

The general character, location, terms of occupancy and approximate size of the Company's principal plants and other materially important properties at December 30, 2001, are listed below.

                                                        APPROXIMATE AREA IN        APPROXIMATE AREA IN
            GENERAL CHARACTER OF PROPERTY               SQUARE FEET (OWNED)       SQUARE FEET (LEASED)
            ---------------------------------------------------------------------------------------------
            NEWSPAPER PUBLISHING
            ---------------------------------------------------------------------------------------------
            Printing plants, business and editorial offices,
            garages and warehouse space located in:
            ---------------------------------------------------------------------------------------------
            New York, N.Y.                                          714,000                    145,600
            ---------------------------------------------------------------------------------------------
            Flushing, N.Y.                                               --                    515,000(1)
            ---------------------------------------------------------------------------------------------
            Edison, N.J.                                                 --                  1,300,000(2)
            ---------------------------------------------------------------------------------------------
            Boston, Mass.                                           652,000                         --
            ---------------------------------------------------------------------------------------------
            Billerica, Mass.                                        290,000                         --
            ---------------------------------------------------------------------------------------------
            Other locations                                       1,696,600                    435,600(3)
            ---------------------------------------------------------------------------------------------
            DIGITAL PUBLISHING                                           --                    103,000
            ---------------------------------------------------------------------------------------------
            BROADCASTING
            ---------------------------------------------------------------------------------------------
            Business offices, studios and transmitters
            at various locations                                    325,350                     29,200
            ---------------------------------------------------------------------------------------------
            TOTAL                                                 3,677,950                  2,528,400
            ---------------------------------------------------------------------------------------------

The Company will be building a new headquarters, which will be located in Manhattan, New York in the Times Square area. The building will contain approximately 1.54 million gross square feet of space, of which 825,000 gross square feet will be occupied by the Company. On December 13, 2001, the Company announced the execution of a 99-year ground lease for the building site by the Company and the Forest City Ratner Companies Inc. (its development partner) with a New York State agency. The lease gives the Company the option to purchase the site after 29 years. The Company is targeting occupancy for the fourth quarter of 2005.

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

----------
(1) The Company is leasing a 31-acre site in Flushing, N.Y., where its printing and distribution plant is located, and has the option to purchase the property at any time prior to the end of the lease in 2019.
(2) The Edison production and distribution facility is occupied pursuant to a long-term lease with renewal and purchase options.
(3) Excludes 218,000 square feet in leased space no longer leased by CNI due to the Globe's outsourcing of substantially all of its home-delivery requirements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                       EMPLOYED BY           POSITION(S) AS OF
NAME                          AGE      REGISTRANT SINCE      FEBRUARY 22, 2002
------------------------      ---      ----------------      ---------------------------------------------------
CORPORATE OFFICERS

Arthur Sulzberger, Jr.        50            1978             Chairman (since 1997) and Publisher of The
                                                             Times (since 1992)

Russell T. Lewis              54            1966(1)          President (since 1996) and Chief Executive
                                                             Officer (since 1997); Chief Operating Officer
                                                             (1996 to 1997); President and General Manager
                                                             of The Times (1993 to 1996)

Michael Golden                52            1984             Vice Chairman and Senior Vice President (since
                                                             1997); Vice President, Operations Development
                                                             (1996 to 1997)

Cynthia H. Augustine          44            1986(2)          Senior Vice President, Human Resources (since
                                                             1998) and Broadcasting (since 2000);
                                                             President, The New York Times Company
                                                             Broadcast Group (since 2000); Partner in
                                                             Sabin, Bermant and Gould LLP (1994 to 1998)

Leonard P. Forman             56            1974(3)          Senior Vice President and Chief Financial
                                                             Officer (since 2002); Senior Vice President
                                                             (since 2001); President and Chief Executive
                                                             Officer, The New York Times Company Magazine
                                                             Group, Inc. (1998 to 2001); Senior Vice
                                                             President, Corporate Development, New Ventures
                                                             and Electronic Businesses (1996-1998)

Solomon B. Watson IV          57            1974             Senior Vice President (since 1996); Vice
                                                             President (1990 to 1996); General Counsel
                                                             (since 1989); and Secretary (since 2000)

James C. Lessersohn           46            1987             Vice President, Finance and Corporate
                                                             Development (since 2001); Vice President and
                                                             Treasurer (1999 to 2001); Vice President,
                                                             Corporate Planning (1997 to 1999); Managing
                                                             Director, Corporate Planning (1994 to 1997)

Stuart Stoller                46            1996             Vice President and Corporate Controller (since
                                                             1996)

Michael G. Williams           45            1998             Vice President, Chief Information Officer
                                                             (since 2000); Vice President, Chief
                                                             Information Officer, The Times (since 1998);
                                                             Vice President, Information Technology and
                                                             Chief Technology Officer, The Seagram Spirits
                                                             and Wine Group (1992 to 1998)

R. Anthony Benten             38            1989             Treasurer (since 2001); Assistant Treasurer
                                                             (1997-2001); Director of Treasury (1997).

----------
(1)   Mr. Lewis left the Company in 1973 and returned in 1977.
(2)   Ms. Augustine left the Company in 1993 and returned in 1998.
(3)   Mr. Forman left the Company in 1986 and returned in 1996.

                                       EMPLOYED BY           POSITION(S) AS OF
NAME                          AGE      REGISTRANT SINCE      FEBRUARY 22, 2002
------------------------      ---      ----------------      ---------------------------------------------------
OPERATING UNIT EXECUTIVES

Richard H. Gilman             51            1983             Publisher of The Globe (since 1999); Senior
                                                             Vice President, Operations (1993 to 1998) and
                                                             Circulation (1998 to 1999) of The Times

Lynn O. Matthews              57            1973             President and Chief Operating Officer,
                                                             Regional Newspaper Group (since 2000);
                                                             Publisher, Sarasota Herald-Tribune (1991 to
                                                             2000)

Martin A. Nisenholtz          46            1995             Chief Executive Officer, New York Times
                                                             Digital (since 1999); President, The New York
                                                             Times Electronic Media Company (1995 to 1999)

Janet L. Robinson             51            1983             Senior Vice President, Newspaper Operations
                                                             (since 2001), and President and General
                                                             Manager of The Times (since 1996); Senior Vice
                                                             President, Advertising of The Times (1995-1996)

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The information required by this item appears at page F-38 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item appears at pages F-1 to F-2 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item appears at pages F-3 to F-12 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The information required by this item appears at page F-12 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item appears at pages F-13 to F-35 and pages F-37 to F-38 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the sections entitled "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal Number 1 - Election of Directors," and "Interest of Directors in Certain Transactions of the Company," but only up to and not including the section entitled "Board of Directors," of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the sections entitled "Directors' Compensation," "Directors' and Officers' Liability Insurance" and "Compensation of Executive Officers," but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the sections entitled "Voting On Matters Before The Annual Meeting," "Principal Holders of Common Stock," "Security Ownership of Management and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "The 1997 Trust," of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the sections entitled "Interest of Directors in Certain Transactions of the Company," "Compensation of Executive Officers," but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF THIS REPORT

(1) FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

(a) The Consolidated Financial Statements of the Company are filed as part of this Form 10-K and are set forth on pages F-13 to F-35. The report of Deloitte & Touche LLP, Independent Auditors, dated January 28, 2002 (February 21, 2002 as to Note 18), is set forth on page F-36 of this Form 10-K.

(b) The following additional consolidated financial information is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements set forth on pages F-13 to F-35. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements at the aforementioned pages.

                                                                                       PAGE
                                                                                       ----
            Ratio of Earnings to Fixed Charges...................................    Exhibit 12
            Independent Auditors' Consent........................................    Exhibit 23
            Consolidated Schedules for the Three Years Ended December 30, 2001:
                II--Valuation and Qualifying Accounts............................       S-1

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

(3.2)    By-laws as amended through December 20, 2001.

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

(10.1) The Company's 1991 Executive Stock Incentive Plan, as amended through September 20, 2001 (filed as an Exhibit to the Company's Form 10-Q dated November 8, 2001, and incorporated by reference herein).

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

(10.16) The Company's Deferred Executive Compensation Plan, as amended effective January 1, 2001 (filed as an Exhibit to the Company's Form 10-K dated February 1, 2001, and incorporated by reference herein).

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

(10.22) Agreement of Lease, dated December 12, 2001, between the 42nd St. Development Project, Inc., as Landlord, and The New York Times Building LLC, as Tenant.

(12)     Ratio of Earnings to Fixed Charges.

(21)     Subsidiaries of the Company.

(23)     Consent of Deloitte & Touche LLP.

(B) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 30, 2001.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: February 22, 2002

                                    (Registrant)

                                    THE NEW YORK TIMES COMPANY


                                    By:       /s/ SOLOMON B. WATSON, IV
                                    ............................................
                                    Solomon B. Watson IV, Senior Vice President,
                                    General Counsel and Secretary

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE                           TITLE                              DATE
---------                           -----                              ----
ARTHUR OCHS SULZBERGER              Chairman Emeritus, Director        February 22, 2002

ARTHUR SULZBERGER, JR.              Chairman, Director (Principal      February 22, 2002
                                    Executive Officer)

RUSSELL T. LEWIS                    Chief Executive Officer,           February 22, 2002
                                    President and Director

MICHAEL GOLDEN                      Vice Chairman, Senior Vice         February 22, 2002
                                    President and Director

JOHN F. AKERS                       Director                           February 22, 2002

BRENDA C. BARNES                    Director                           February 22, 2002

RAUL E. CESAN                       Director                           February 22, 2002

JACQUELINE H. DRYFOOS               Director                           February 22, 2002

WILLIAM E. KENNARD                  Director                           February 22, 2002

ROBERT A. LAWRENCE                  Director                           February 22, 2002

DAVID E. LIDDLE                     Director                           February 22, 2002

ELLEN R. MARRAM                     Director                           February 22, 2002

LEONARD P. FORMAN                   Senior Vice President and          February 22, 2002
                                    Chief Financial Officer
                                    (Principal Financial Officer)

CHARLES H. PRICE II                 Director                           February 22, 2002

HENRY B. SCHACHT                    Director                           February 22, 2002

DONALD M. STEWART                   Director                           February 22, 2002

STUART STOLLER                      Vice President, Corporate          February 22, 2002
                                    Controller (Principal Accounting
                                    Officer)

                           THE NEW YORK TIMES COMPANY

                              2001 FINANCIAL REPORT

--------------------------------------------------------------------------------
CONTENTS                                                                    PAGE
--------------------------------------------------------------------------------

Selected Financial Data...................................................   F-1

Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................   F-3

Consolidated Statements of Income.........................................  F-13

Consolidated Balance Sheets...............................................  F-14

Consolidated Statements of Cash Flows.....................................  F-16

Consolidated Statements of Stockholders' Equity...........................  F-18

Notes to the Consolidated Financial Statements............................  F-19

Independent Auditors' Report..............................................  F-36

Management's Responsibilities Report......................................  F-36

Quarterly Information (unaudited).........................................  F-37

Market Information........................................................  F-38

Ten-Year Supplemental Financial Data......................................  F-39

                             SELECTED FINANCIAL DATA

                                                                                           YEARS ENDED
                                                            ------------------------------------------------------------------------
                                                             DECEMBER 30,   DECEMBER 31,   DECEMBER 26,  DECEMBER 27,  DECEMBER 28,
(IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)                   2001           2000           1999          1998          1997
------------------------------------------------------------------------------------------------------------------------------------
REVENUES AND INCOME

Revenues                                                       $3,015,958     $3,374,017     $3,046,190    $2,841,491    $2,727,009

Operating profit                                                  374,403        616,579        552,630       493,137       426,770

Income from continuing operations before income taxes             339,854        653,744        519,812       475,437       398,645

Income from continuing operations                                 202,222        386,240        299,433       269,573       240,800

Discontinued operations, net of income taxes - Magazine
  Group                                                           242,450         11,296         10,744        17,057        21,501

Extraordinary item, net of income taxes - debt
  extinguishment                                                       --             --             --        (7,716)           --

Net income                                                        444,672        397,536        310,177       278,914       262,301
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION

Property, plant and equipment - net                            $1,166,863     $1,207,160     $1,218,396    $1,326,196    $1,366,931

Total assets                                                    3,438,684      3,606,679      3,495,802     3,465,109     3,623,183

Long-term debt and capital lease obligations                      598,703        636,866        598,327       597,818       535,428

Common stockholders' equity                                     1,149,653      1,281,163      1,448,658     1,531,470     1,729,297
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK

Basic earnings per share

    Income from continuing operations                          $     1.29     $     2.30     $     1.71    $     1.43    $     1.25

    Discontinued operations, net of income taxes -
      Magazine Group                                                 1.54            .07            .06           .09           .11

    Extraordinary item, net of income taxes - debt
      extinguishments                                                  --             --             --          (.04)           --
------------------------------------------------------------------------------------------------------------------------------------
    Net income                                                 $     2.83     $     2.37     $     1.77    $     1.48    $     1.36
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share

    Income from continuing operations                          $     1.26     $     2.25     $     1.67    $     1.40    $     1.22

    Discontinued operations, net of income taxes -
      Magazine Group                                                 1.52            .07            .06           .09           .11

    Extraordinary item, net of income taxes - debt
      extinguishment                                                   --             --             --          (.04)           --
------------------------------------------------------------------------------------------------------------------------------------
    Net income                                                 $     2.78     $     2.32     $     1.73    $     1.45    $     1.33
------------------------------------------------------------------------------------------------------------------------------------
Dividends per share                                            $      .49     $      .45     $      .41    $      .37    $      .32

Common stockholders' equity per share                          $     7.18     $     7.47     $     8.08    $     7.94    $     8.77
------------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS

Operating profit to revenues                                           12%            18%            18%           17%           16%

Return on average common stockholders' equity                          37%            29%            21%           17%           16%

Return on average total assets                                         13%            11%             9%            8%            7%

Long-term debt and capital lease obligations
    to total capitalization                                            34%            33%            29%           28%           24%

Current assets to current liabilities                                 .65            .70            .91           .82           .92
------------------------------------------------------------------------------------------------------------------------------------
FULL-TIME EQUIVALENT EMPLOYEES                                     12,050         14,000         13,400        13,200        13,100
------------------------------------------------------------------------------------------------------------------------------------

o The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements included in this Form 10-K.

o See page F-2 for special items included in Selected Financial Data. All earnings per share amounts for special items on page F-2 are on a diluted basis.

o For comparability, certain prior year amounts have been reclassified to conform with the 2001 presentation, primarily the presentation of Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") as discontinued operations.

o Fiscal year 2000 comprises 53 weeks and fiscal years 2001, 1999, 1998, and 1997 each comprise 52 weeks.

Income used in computing the key operating ratios on page F-1 include the following special items:

2001

The net effect of these items increased net income by $190.4 million and earnings per share by $1.19.

o The Company recorded a $412.0 million pre-tax gain ($1.51 per share) resulting from the sale of its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com (see Note 2 of the Notes to the Consolidated Financial Statements).

o The Company recorded a $90.4 million pre-tax charge ($.34 per share) for work force reduction expenses, which included voluntary work force reductions ("Buyouts") and layoffs (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

o The Company recorded $5.0 million in income on a pre-tax basis ($.02 per share) related to a $25.0 million non-compete agreement (the "non-compete agreement") entered into in connection with the sale of the Santa Barbara News-Press in 2000. The total amount of the non-compete agreement is recognized as income on a straight-line basis over the life of the agreement (see Note 2 of the Notes to the Consolidated Financial Statements).

2000

The net effect of these items increased net income by $37.6 million and earnings per share by $.22.

o The Company recorded an $85.3 million pre-tax net gain ($.36 per share). This resulted from a gain of $132.1 million in connection with the sale of seven newspapers and nine telephone directory operations as well as the amortization of income related to the non-compete agreement, partially offset by a disposition loss and write-downs for certain of the Company's equity investments in online ventures in the aggregate amount of $46.8 million (see Note 2 of the Notes to the Consolidated Financial Statements).

o The Company recorded a $22.7 million pre-tax noncash charge ($.12 per share) for a write-down of intangible assets related to the acquisition of Abuzz Technologies, Inc. This charge is included in amortization expense (see Note 2 of the Notes to the Consolidated Financial Statements).

o The Company recorded a $5.3 million pre-tax charge ($.02 per share) for Buyouts across the Company (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

1999

This item reduced net income by $8.9 million and earnings per share by $.05.

o The Company recorded a $15.5 million pre-tax charge principally for Buyouts at The Boston Globe (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

1998

The net effect of these items reduced net income by $0.4 million and earnings per share by $.01.

o The Company recorded a $4.6 million pre-tax gain ($.01 per share) from the sale of equipment.

o The Company recorded a $7.7 million after-tax extraordinary item ($.04 per share) in connection with its repurchase of $78.1 million of its $150.0 million, 8.25% notes due in 2025.

o The Company recorded an $8.0 million pre-tax gain ($.02 per share) from the satisfaction of a post-closing requirement related to the sale of assets of its tennis, sailing and ski magazines in 1997.

o The Company recorded $5.8 million in pre-tax income ($.02 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994.

o The Company recorded a $5.4 million pre-tax charge ($.02 per share) for Buyouts.

1997

The net effect of these items increased net income by $18.8 million and earnings per share by $.10.

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

o The Company recorded a $10.1 million pre-tax noncash charge ($.03 per share) relating to the adoption of Emerging Issues Task Force Issue No. 97-13, Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

In 2001 newspapers contributed 93% of the Company's $3.0 billion in revenues, while broadcasting accounted for 5% and New York Times Digital ("NYTD"), the Company's digital division, accounted for the remainder.

Advertising revenues were 68% and circulation revenues were 25% of the Company's total revenues in 2001, and newspaper distribution operations and NYTD database royalties principally made up the balance.

Newsprint is the major component of the Company's cost of raw materials. Average newsprint market prices in 2001 increased from 2000 and are expected to be lower in 2002 than in 2001.

Below are charts of the Company's consolidated costs and expenses for the three years ended December 30, 2001.

COMPONENTS OF CONSOLIDATED COSTS AND EXPENSES

   [The following table was depicted as a bar chart in the printed material.]

                                                  2001         2000         1999
                                                  ----         ----         ----
Wages and Benefits                                 43%          42%          43%

Raw Materials                                      12%          13%          12%

Other Operating Costs                              37%          37%          37%

Depreciation & Amortization                         8%           8%           8%

      Total                                       100%         100%         100%

CONSOLIDATED COSTS AND EXPENSES AS A PERCENTAGE OF REVENUES

   [The following table was depicted as a bar chart in the printed material.]

                                                  2001         2000         1999
                                                  ----         ----         ----
Wages and Benefits                                 38%          34%          35%

Raw Materials                                      11%          10%          10%

Other Operating Costs                              33%          31%          31%

Depreciation & Amortization                         6%           7%           6%

      Total                                        88%          82%          82%

The 2001 increase in wages and benefits as a percentage of revenues compared with 2000 and 1999 is primarily due to lower total revenue resulting from a decline in advertising revenue as well as larger work force reduction expenses, which included voluntary work force reductions ("Buyouts") and layoffs, incurred in 2001.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The Company's consolidated financial results for 2001, 2000 and 1999 were as follows:

--------------------------------------------------------------------------------
                                                                   % CHANGE
(IN MILLIONS, EXCEPT PER                                         -------------
SHARE DATA)                        2001       2000       1999    01-00   00-99
--------------------------------------------------------------------------------
Revenues                       $3,016.0   $3,374.0   $3,046.2    (10.6)   10.8
--------------------------------------------------------------------------------
Operating profit               $  374.4   $  616.6   $  552.6    (39.3)   11.6
--------------------------------------------------------------------------------
Income before
  special items                $  254.3   $  359.9   $  319.1    (29.4)   12.8
Special items                     190.4       37.6       (8.9)       *       *
--------------------------------------------------------------------------------
Net income                     $  444.7   $  397.5   $  310.2     11.9    28.2
--------------------------------------------------------------------------------
Diluted earnings per
  share before
  special items                $   1.59   $   2.10   $   1.78    (24.3)   18.0
Special items                      1.19        .22       (.05)       *       *
--------------------------------------------------------------------------------
Diluted earnings
  per share                    $   2.78   $   2.32   $   1.73     19.8    34.1
--------------------------------------------------------------------------------

FOR AN EXPLANATION OF SPECIAL ITEMS, SEE "SPECIAL ITEMS" ON PAGE F-5.

ALL REFERENCES TO EARNINGS PER SHARE IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ARE TO DILUTED EARNINGS PER SHARE.

FISCAL YEARS 2001 AND 1999 EACH COMPRISES 52 WEEKS AND FISCAL YEAR 2000 COMPRISES 53 WEEKS. THE IMPACT OF THE 53RD WEEK (THE "ADDITIONAL WEEK") IN THE COMPANY'S 2000 FISCAL YEAR WAS REVENUES OF $40.2 MILLION, OPERATING PROFIT OF $7.1 MILLION, NET INCOME OF $3.3 MILLION AND EARNINGS PER SHARE OF $.02.

*REPRESENTS PERCENTAGES GREATER THAN OR EQUAL TO 100%.

Revenues were $3.0 billion in 2001, down 10.6% from $3.4 billion in 2000. Excluding revenues from disposed properties including seven newspapers and nine telephone directory operations ("divested Regionals") and the additional week, total revenues for the Company decreased 8.4% and advertising revenues decreased 13.7% in 2001 compared with 2000.

Operating profit for 2001 decreased 39.3% to $374.4 million from $616.6 million in 2000. Operating profit for 2001, excluding special items, declined 27.8% to $464.8 million from $643.7 million in 2000.

Operating results in 2001 decreased compared with 2000, primarily due to lower advertising revenue in most categories resulting from a decline in the U.S. economy. The decrease in advertising revenue was partly offset by a decrease in total costs as well as an increase in circulation revenue in 2001 due to price increases at The New York Times ("The Times") and The Boston Globe (the "Globe").

Net income for 2001 increased 11.9% to $444.7 million from $397.5 million in 2000. Net income for 2001, excluding special items, declined 29.4% to $254.3 million from $359.9 million in 2000.

Revenues were $3.4 billion in 2000, up 10.8% from $3.0 billion in 1999. Excluding revenues from the divested Regionals, the Worcester Telegram & Gazette (the "T&G"), which was acquired on January 7, 2000, and the additional week, total revenues for the Company grew 7.4% in 2000 and advertising revenues grew 8.5% over 1999. On a comparable basis, total revenues in 2000 improved mostly as a result of higher advertising rates and increased advertising volume.

Operating profit for 2000 increased 11.6% to $616.6 million from $552.6 million in 1999. Operating profit for 2000, excluding special items, rose 13.3% to $643.7 million from $568.1 million in 1999.

The increase in operating results in 2000 compared with 1999 was mainly due to strong advertising revenue growth, partially offset by higher newsprint expense.

Net income for 2000 increased 28.2% to $397.5 million from $310.2 million in 1999. Net income for 2000, excluding special items, rose 12.8% to $359.9 million from $319.1 million in 1999.

EBITDA

The Company's consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) for 2001, 2000 and 1999 was as follows:

--------------------------------------------------------------------------------
                                                                     % CHANGE
                                                                 ---------------
(IN MILLIONS)                        2001      2000      1999    01-00     00-99
--------------------------------------------------------------------------------
EBITDA                            $ 990.1    $964.3    $786.6      2.7      22.6
Special items                      (321.6)    (79.2)     15.5        *         *
--------------------------------------------------------------------------------
EBITDA excluding
  special items                   $ 668.5    $885.1    $802.1    (24.5)     10.3
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

OPERATING EXPENSES

Consolidated operating expenses were as follows:

--------------------------------------------------------------------------------
                                                                      % CHANGE
                                                                   -------------
(IN MILLIONS)                         2001       2000       1999   01-00   00-99
--------------------------------------------------------------------------------
Production costs
   Raw materials                  $  321.2   $  350.4   $  309.6    (8.3)   13.2
   Wages and benefits                594.2      622.6      584.4    (4.6)    6.5
   Other                             447.5      460.9      437.8    (2.9)    5.3
--------------------------------------------------------------------------------
Total production
   costs                           1,362.9    1,433.9    1,331.8    (5.0)    7.7
--------------------------------------------------------------------------------
Selling, general and
   administrative
   expenses                        1,278.7    1,323.5    1,161.8    (3.4)   13.9
--------------------------------------------------------------------------------
Total                             $2,641.6   $2,757.4   $2,493.6    (4.2)   10.6
--------------------------------------------------------------------------------

Production costs for 2001 decreased 5.0% compared with 2000. The decrease was primarily due to lower newsprint expense resulting from a decrease in consumption, partially offset by an increase in cost, as well as lower wages and benefits.

In 2001 the Company's newsprint expense decreased 6.2% compared with 2000, excluding the divested Regionals. This resulted from an increase in the average cost per ton of newsprint of 5.3%, which was more than offset by a decrease in consumption of 11.5%. The decrease in consumption in 2001 was due to lower advertising volume and web-width reductions, which decrease the size of a printed sheet, at nine of the Company's newspapers as compared with two newspapers in 2000.

Selling, general and administrative ("SGA") expenses decreased 6.8% to $1.2 billion in 2001 from $1.3 billion in 2000, excluding special items and the divested Regionals. The lower level of SGA expenses is principally due to lower compensation and promotion costs.

Production costs for 2000 increased 7.7% to $1.4 billion from $1.3 billion in 1999. The increase was in part related to higher newsprint expense associated with increases in cost and consumption, and the acquisition of the T&G.

Production costs for 2000, excluding the divested Regionals, the T&G and NYTD, increased 4.9% principally due to higher newsprint expense.

In 2000 the Company's newsprint expense increased 12.2%, 5.7% of which resulted from an increase in the average cost per ton of newsprint and 6.5% of which resulted from an increase in consumption due to increased advertising compared with 1999.

SGA expenses for 2000 increased 13.1% to $1.3 billion from $1.1 billion in 1999, excluding special items. SGA expenses increased 6.0% in 2000, excluding the divested Regionals, the T&G and NYTD. The higher level of SGA expenses is partly attributable to the national expansion of The Times.

OTHER ITEMS

JOINT VENTURES

Income from joint ventures (see Note 4 of the Notes to the Consolidated Financial Statements) decreased to $7.7 million in 2001 from $15.9 million in 2000 and $17.9 million in 1999.

The decrease in joint venture income in 2001 compared with 2000 was primarily due to the shutdown of Madison Paper Industries' ("Madison") paper machine for an equipment modernization program, offset in part by higher newsprint selling prices at Donohue Malbaie, Inc. ("Malbaie").

The reduction in joint venture income in 2000 compared with 1999 was due to higher raw material expenses at Madison, partially offset by higher paper selling prices at Madison and Malbaie.

INTEREST EXPENSE, NET

Interest expense, net decreased to $47.2 million in 2001 from $64.1 million in 2000. The decrease was principally due to lower levels of debt outstanding and reduced interest rates on floating rate borrowings. In 2000 interest expense, net increased to $64.1 million from $50.7 million in 1999. The increase was principally due to increased borrowing levels to fund the purchase of the T&G and the Company's share repurchase program.

Interest expense, net, included interest income of $4.2 million in 2001, $4.5 million in 2000 and $1.8 million in 1999 and $0.5 million in capitalized interest in 2001. There was no capitalized interest in 2000 and 1999.

TAXES

The Company's annual effective income tax rates were 40.5% in 2001, 41.6% in 2000 and 42.4% in 1999, exclusive of special items. The decline in the effective income tax rates was primarily attributable to lower state and local income taxes.

DISCONTINUED OPERATIONS

On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com for approximately $435.0 million. The Company recorded a gain from the sale of approximately $412.0 million ($241.3 million after-tax), or $1.51 per share in 2001.

The results of operations of the Magazine Group are reported as discontinued operations for all periods presented. Diluted earnings per share from discontinued operations of the Magazine Group were $1.52 in 2001, $.07 in 2000 and $.06 in 1999. Revenues and operating profit for the Magazine Group were as follows:

--------------------------------------------------------------------------------
                                                                     % Change
                                                                 ---------------
(IN MILLIONS)                       2001      2000      1999     01-00     00-99
--------------------------------------------------------------------------------
Revenues                           $26.5    $115.4    $110.6     (77.0)      4.4
--------------------------------------------------------------------------------
Operating Profit                   $ 2.0    $ 19.3    $ 18.7     (89.6)      3.7
--------------------------------------------------------------------------------

Assets and liabilities for the Magazine Group were as follows:

--------------------------------------------------------------------------------
                                                     DECEMBER 30,   DECEMBER 31,
(IN MILLIONS)                                                2001           2000
--------------------------------------------------------------------------------
Current assets                                              $  --          $31.0
--------------------------------------------------------------------------------
Total assets                                                $  --          $56.0
--------------------------------------------------------------------------------
Current liabilities                                         $  --          $34.8
--------------------------------------------------------------------------------
Total liabilities                                           $  --          $44.2
--------------------------------------------------------------------------------
Net assets of discontinued
operations                                                  $  --          $11.8
--------------------------------------------------------------------------------

EARNINGS PER SHARE

Diluted earnings per share in 2001 were $1.59, down 24.3% from $2.10 in 2000, excluding special items. The decrease in 2001 compared with 2000 was mainly related to lower advertising revenue resulting from a decline in the U.S. economy.

Excluding special items, diluted earnings per share were $2.10 in 2000, up 18.0% from $1.78 in 1999. The increase was mostly due to higher advertising revenues in the Newspaper Group.

Diluted earnings per share as reported in the Company's Consolidated Statements of Income were $2.78 in 2001, $2.32 in 2000 and $1.73 in 1999. The effect of Company share repurchases on diluted earnings per share was an increase to earnings per share of $.12 in 2001, $.09 in 2000 and $.07 in 1999 (see Note 15 of the Notes to the Consolidated Financial Statements).

The average diluted Class A and Class B common shares outstanding were 160.1 million in 2001, 171.6 million in 2000 and 179.2 million in 1999.

The Company expects that its first-quarter diluted earnings per share, excluding special items, will be $.34 to $.37. The Company anticipates a second-half recovery in the economy which is expected to result in 2002 earnings per share growth in the mid-single-digit to low-double-digit range. If there is no recovery in 2002, the Company believes modest earnings per share growth is still possible.

SPECIAL ITEMS

Over the past three years, the Company's results have been affected by the following special items:

2001

The net effect of these items increased net income by $190.4 million and earnings per share by $1.19.

o A $412.0 million pre-tax gain ($1.51 per share) resulting from the sale of the Magazine Group and GolfDigest.com (see Note 2 of the Notes to the Consolidated Financial Statements).

o A $90.4 million pre-tax charge ($.34 per share) for work force reduction expenses (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

o $5.0 million in income on a pre-tax basis ($.02 per share) related to a $25.0 million non-compete agreement (the "non-compete agreement") entered into in connection with the sale of the Santa Barbara News-Press in 2000. The total amount of the non-compete agreement is recognized as income on a straight-line basis over the life of the agreement (see Note 2 of the Notes to the Consolidated Financial Statements).

2000

The net effect of these items increased net income by $37.6 million and earnings per share by $.22.

o An $85.3 million pre-tax net gain ($.36 per share). This resulted from a gain of $132.1 million in connection with the sale of the divested Regionals as well as the amortization of income from the non-compete agreement, partially offset by a disposition loss and write-downs for certain of the Company's equity investments in online ventures in the aggregate amount of $46.8 million (see Note 2 of the Notes to the Consolidated Financial Statements).

o A $22.7 million pre-tax noncash charge ($.12 per share) for a write-down of intangible assets related to the acquisition of Abuzz Technologies, Inc. ("Abuzz"). This charge is included in amortization expense (see Note 2 of the Notes to the Consolidated Financial Statements).

o A $5.3 million pre-tax charge ($.02 per share) for Buyouts across the Company (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

1999

This item reduced net income by $8.9 million and earnings per share by $.05.

o A $15.5 million pre-tax charge principally for Buyouts at the Globe (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

OPERATING SEGMENT INFORMATION

REVENUES, EBITDA AND OPERATING PROFIT

Consolidated revenues, EBITDA and operating profit by business segment were as follows:

--------------------------------------------------------------------------------
                                                                   % CHANGE
                                                               -----------------
(IN MILLIONS)                  2001       2000       1999      01-00      00-99
--------------------------------------------------------------------------------
Revenues

   Newspapers              $2,826.1   $3,160.2   $2,857.4      (10.6)      10.6

   Broadcast                  140.9      160.3      150.1      (12.1)       6.8

   New York Times
     Digital                   60.3       66.6       43.7       (9.4)      52.4

   Intersegment
     eliminations(A)          (11.3)     (13.1)      (5.0)      13.0          *
--------------------------------------------------------------------------------
Total revenues             $3,016.0   $3,374.0   $3,046.2      (10.6)      10.8
--------------------------------------------------------------------------------
EBITDA

   Newspapers              $  550.3   $  842.6   $  732.8      (34.7)      15.0

   Broadcast                   51.3       65.6       63.2      (21.8)       3.7

   New York Times
     Digital                    0.1      (36.7)      (9.5)         *          *

   Unallocated corporate
     expenses                 (33.9)     (28.6)     (38.2)     (18.5)      25.1

   Income from joint
     ventures                   8.0       16.3       18.3      (50.8)     (10.9)

Gain on disposition
   of assets and
   other-net                     --       84.5         --          *          *

Discontinued
   operations                 414.3       20.6       20.0          *        2.9
--------------------------------------------------------------------------------
Total EBITDA               $  990.1   $  964.3   $  786.6        2.7       22.6
--------------------------------------------------------------------------------
Operating Profit (Loss)

   Newspapers              $  389.0   $  677.6   $  568.6      (42.6)      19.2

   Broadcast                   35.2       48.8       45.8      (27.9)       6.5

   New York Times
     Digital                   (7.3)     (70.0)     (14.1)      89.5          *

   Unallocated corporate
     expenses                 (42.5)     (39.8)     (47.7)      (6.5)      16.5
--------------------------------------------------------------------------------
Total operating profit     $  374.4   $  616.6   $  552.6      (39.3)      11.6
--------------------------------------------------------------------------------

(A) Intersegment eliminations primarily include license fees between New York Times Digital and other segments.

NEWSPAPER GROUP

The Newspaper Group includes The Times, the New England Newspaper Group, which includes the Globe and the T&G, 15 other newspapers ("Regional Newspapers"), newspaper distributors, a news service, a features syndicate, TimesDigest and licensing of the trademarks and copyrights of The Times and the Globe.

The Company acquired certain assets and liabilities of the T&G on January 7, 2000, and the related results of operations are included as of that date. Beginning in 2001, for financial reporting purposes, the Globe and the T&G were combined and presented as the New England Newspaper Group.

-----------------------------------------------------------------------------------
                                                                       % CHANGE
                                                                  -----------------
(IN MILLIONS)                     2001       2000       1999      01-00       00-99
-----------------------------------------------------------------------------------
Revenues                      $2,826.1   $3,160.2   $2,857.4      (10.6)       10.6
-----------------------------------------------------------------------------------
EBITDA                        $  550.3   $  842.6   $  732.8      (34.7)       15.0
-----------------------------------------------------------------------------------
Operating Profit              $  389.0   $  677.6   $  568.6      (42.6)       19.2
-----------------------------------------------------------------------------------

Revenues declined to $2.8 billion in 2001, down 10.6% from $3.2 billion in 2000. Excluding revenues from the divested Regionals and the additional week, total Newspaper Group revenues decreased 8.2% compared with 2000. The decrease was due to lower advertising revenue across the entire group principally attributable to a slowing U.S. economy. The decrease in advertising revenue was partially offset by higher circulation revenue at The Times and the Globe due to price increases at both newspapers.

The Newspaper Group's operating profit for 2001 declined 42.6% to $389.0 million, compared with $677.6 million in 2000. Excluding special items, 2001 operating profit declined 30.0% to $475.5 million, compared with $679.7 million in 2000. The decrease in 2001 was mainly related to lower advertising revenue, partly offset by a decrease in total costs as well as an increase in circulation revenue in 2001.

Revenues grew to $3.2 billion in 2000, up 10.6% from $2.9 billion in 1999. Excluding revenues from the divested Regionals, the T&G and the additional week, total Newspaper Group revenues in 2000 grew 7.0% over 1999. Performance was strongest at The Times and the Globe, where advertising revenues climbed 11.2% and 6.8%. The Times benefited from higher advertising rates, while both newspapers benefited from increased volume.

The Newspaper Group's operating profit for 2000 rose 19.2% to $677.6 million, compared with $568.6 million in 1999. Excluding special items, 2000 operating profit rose 16.4% to $679.7 million, compared with $584.0 million in 1999. The improvement primarily resulted from strong revenue growth despite higher newsprint costs. Excluding the T&G and the divested Regionals, operating profit increased 17.1% in 2000.

Advertising, circulation and other revenue, by line of business of the Newspaper Group, were as follows:

--------------------------------------------------------------------------------
                                                                    % CHANGE
                                                               -----------------
(IN MILLIONS)                  2001       2000       1999      01-00       00-99
--------------------------------------------------------------------------------
The New York Times

   Advertising             $1,098.5   $1,306.2   $1,175.2      (15.9)       11.2

   Circulation                508.2      476.6      452.6        6.6         5.3

   Other                      151.7      144.6      129.3        4.9        11.8
--------------------------------------------------------------------------------
   Total                   $1,758.4   $1,927.4   $1,757.1       (8.8)        9.7
--------------------------------------------------------------------------------
New England Newspaper
   Group (A)

   Advertising             $  451.3   $  552.3   $  462.4      (18.3)       19.4

   Circulation                162.1      159.4      133.7        1.7        19.2

   Other                       27.5       35.2       22.5      (21.9)       56.2
--------------------------------------------------------------------------------
   Total                   $  640.9   $  746.9   $  618.6      (14.2)       20.7
--------------------------------------------------------------------------------
Regional Newspapers

   Advertising             $  323.8   $  368.6   $  363.4      (12.1)        1.4

   Circulation                 89.4      101.2      103.0      (11.7)       (1.8)

   Other                       13.6       16.1       15.3      (15.9)        5.6
--------------------------------------------------------------------------------
   Total                   $  426.8   $  485.9   $  481.7      (12.2)        0.9
--------------------------------------------------------------------------------
Total Newspaper Group

   Advertising             $1,873.6   $2,227.1   $2,001.0      (15.9)       11.3

   Circulation                759.7      737.2      689.3        3.1         6.9

   Other                      192.8      195.9      167.1       (1.6)       17.2
--------------------------------------------------------------------------------
   Total                   $2,826.1   $3,160.2   $2,857.4      (10.6)       10.6
--------------------------------------------------------------------------------

(A) The T&G was acquired on January 7, 2000, and the results of operations were included as of that date. Advertising, circulation, other and total revenue for the T&G in 2000 were $58.4 million, $23.5 million, $0.7 million and $82.6 million.

The percentage change excluding the divested Regionals was as follows:

--------------------------------------------------------------------------------
                                                                  % CHANGE
                                                            --------------------
                                                            01-00          00-99
--------------------------------------------------------------------------------
Regional Newspapers

   Advertising                                               (4.0)          4.9

   Circulation                                               (3.1)          1.1

   Other                                                     (4.5)          7.4
--------------------------------------------------------------------------------
   Total                                                     (3.8)          4.2
--------------------------------------------------------------------------------
Total Newspaper Group

   Advertising                                              (14.7)         12.1

   Circulation                                                4.3           7.5

   Other                                                     (0.6)         17.5
--------------------------------------------------------------------------------
   Total                                                     (9.4)         11.3
--------------------------------------------------------------------------------

The decrease in advertising revenue and volume in 2001 compared with 2000 was principally attributable to a slowing U.S. economy. The Company increased circulation prices at The Times and the Globe in 2001. These circulation price increases resulted in approximately $31.0 million in circulation revenue in 2001. Effective February 4, 2002, prices for home-delivery subscriptions for The Times increased, which is expected to improve profits by $24.0 to $26.0 million in 2002. Additionally, the Company continues to expect 2002 circulation revenue growth to be in the range of 4% to 6%.

Advertising volume for The Times, the New England Newspaper Group and the Regional Newspapers was as follows:

--------------------------------------------------------------------------------
(INCHES IN
THOUSANDS,                                                          % CHANGE
PREPRINTS IN                                                     ---------------
THOUSANDS OF COPIES)            2001         2000        1999    01-00    00-99
--------------------------------------------------------------------------------
The New York Times

   Retail                      475.0        574.0       567.3    (17.2)     1.2

   National                  1,370.2      1,691.6     1,582.1    (19.0)     6.9

   Classified                  781.2        964.6       984.2    (19.0)    (2.0)

   Zoned                       939.5      1,033.4     1,015.7     (9.1)     1.8
--------------------------------------------------------------------------------
   Total                     3,565.9      4,263.6     4,149.3    (16.4)     2.8
--------------------------------------------------------------------------------
   Preprints                 489,660      459,311     427,857      6.6      7.4
--------------------------------------------------------------------------------
New England Newspaper

   Group(A)

   Retail                      865.0        966.8       667.5    (10.5)    44.8

   National                    762.5        879.8       753.1    (13.3)    16.8

   Classified                1,641.6      1,908.5     1,354.4    (14.0)    40.9

   Zoned                       880.6        795.9       256.2     10.6        *
--------------------------------------------------------------------------------
   Total                     4,149.7      4,551.0     3,031.2     (8.8)    50.1
--------------------------------------------------------------------------------
   Preprints                 957,555    1,032,437     801,842     (7.3)    28.8
--------------------------------------------------------------------------------
Regional Newspapers

   Retail                    5,721.3      7,099.8     7,575.4    (19.4)    (6.3)

   National                    223.4        290.8       285.0    (23.2)     2.0

   Classified                6,909.1      8,046.7     8,068.4    (14.1)    (0.3)

   Legal                       362.2        511.4       456.4    (29.2)    12.1
--------------------------------------------------------------------------------
   Total                    13,216.0     15,948.7    16,385.2    (17.1)    (2.7)
--------------------------------------------------------------------------------
   Preprints               1,056,784    1,149,955   1,115,303     (8.1)     3.1
--------------------------------------------------------------------------------

(A) Advertising volume for the T&G in 2000 was 320,100 inches for retail, 82,200 inches for national, 536,700 inches for classified, 493,900 inches for zoned and 1,432,900 inches for total. Preprints for the T&G in 2000 were 201,135,000 copies.

The percentage change in advertising volume, excluding the divested Regionals, was as follows:

--------------------------------------------------------------------------------
                                                                 % CHANGE
                                                           ---------------------
                                                          01-00           00-99
--------------------------------------------------------------------------------
Regional Newspapers

   Retail                                                  (4.6)           (1.0)

   National                                                (4.6)            5.7

   Classified                                              (3.5)            2.7

   Legal                                                  (10.0)           18.1
--------------------------------------------------------------------------------
   Total                                                   (4.2)            1.5
--------------------------------------------------------------------------------
   Preprints                                               (2.3)            6.0
--------------------------------------------------------------------------------

Average circulation for The Times, the New England Newspaper Group and the Regional Newspapers was as follows:

--------------------------------------------------------------------------------
                                            WEEKDAY/DAILY            SUNDAY
                                        ------------------    ------------------
(COPIES IN THOUSANDS)                      2001   % CHANGE       2001  % CHANGE
--------------------------------------------------------------------------------
The New York Times                      1,143.7        1.3    1,695.9        --

New England Newspaper
   Group(A)                               577.1        0.5      828.8      (2.3)

Regional Newspapers(B)                    628.1      (10.1)     688.5      (8.3)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                            WEEKDAY/DAILY            SUNDAY
                                        ------------------    ------------------
(COPIES IN THOUSANDS)                      2000   % CHANGE       2000  % CHANGE
--------------------------------------------------------------------------------
The New York Times                      1,129.0        1.7    1,695.3       1.6

New England Newspaper
   Group(A)                               574.5       22.0      848.6      16.2

Regional Newspapers(B)                    698.7       (4.9)     750.7      (3.9)
--------------------------------------------------------------------------------

(A) Average circulation in 2000 for the T&G was 104,100 weekday/daily copies and 127,700 Sunday copies.

(B) Excluding the divested Regionals, average circulation for the Regional Newspapers decreased 2.4% for weekday/daily copies and 2.5% for Sunday copies in 2001 compared with 2000. On the same basis, average circulation for the Regional Newspapers decreased 1.9% for weekday/daily copies and 1.8% for Sunday copies in 2000 compared with 1999.

The Times continues to improve retail availability in major markets across the nation and to improve the quality and levels of its home-delivery circulation base. All of the Company's newspapers are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones. Additionally, after the September 11 terrorist attacks, many of the Company's newspapers experienced strong demand.

BROADCAST GROUP

The Broadcast Group is comprised of eight network-affiliated television stations and two radio stations.

--------------------------------------------------------------------------------
                                                                    % CHANGE
                                                                 ---------------
(IN MILLIONS)                          2001     2000     1999    01-00     00-99
--------------------------------------------------------------------------------
Revenues                             $140.9   $160.3   $150.1    (12.1)      6.8
--------------------------------------------------------------------------------
EBITDA                               $ 51.3   $ 65.6   $ 63.2    (21.8)      3.7
--------------------------------------------------------------------------------
Operating Profit                     $ 35.2   $ 48.8   $ 45.8    (27.9)      6.5
--------------------------------------------------------------------------------

In 2001 revenues at the Broadcast Group declined 12.1% to $140.9 million from $160.3 million in 2000 and operating profit declined 27.9% to $35.2 million from $48.8 million in 2000. Revenues and operating profit in 2001 decreased as a result of lower levels of advertising revenue due to a slowing U.S. economy. In 2000 the Broadcast Group benefited from advertising revenue associated with the presidential elections and the Olympics as well as a stronger economy.

In 2000 the Broadcast Group revenues increased 6.8% to $160.3 million from $150.1 million in 1999. Operating profit in 2000 increased 6.5% to $48.8 million from $45.8 million in 1999. Revenues and operating profit increased in 2000 principally as a result of higher advertising revenue associated with the presidential elections and the Olympics.

NEW YORK TIMES DIGITAL

NYTD consists of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"), which licenses archive databases of The Times and the Globe to electronic information providers. In 2001, the Company sold GolfDigest.com, which was included in the sale of the Company's golf properties.

--------------------------------------------------------------------------------
                                                                      % CHANGE
                                                                  --------------
(IN MILLIONS)                         2001      2000      1999    01-00    00-99
--------------------------------------------------------------------------------
Revenues                             $60.3    $ 66.6    $ 43.7     (9.4)    52.4
--------------------------------------------------------------------------------
EBITDA                               $ 0.1    $(36.7)   $ (9.5)       *        *
--------------------------------------------------------------------------------
Operating Profit                     $(7.3)   $(70.0)   $(14.1)    89.5        *
--------------------------------------------------------------------------------

NYTD revenues for 2001 were $60.3 million, down from $66.6 million in 2000. Revenues declined mainly due to lower online display advertising, particularly in the dot-com, telecommunication, finance and technology sectors, partially offset by an increase in classified advertising revenue. The increase in classified advertising revenue resulted from an increase in the real estate and auto categories, partially offset by a decline in the help-wanted category. Advertising revenue accounted for approximately 62% and other revenue, which is primarily DAD, accounted for the remainder of NYTD's total revenues for 2001.

Operating losses in 2001 decreased to $7.3 million from $70.0 million in 2000. The lower operating losses were mainly from cost reduction efforts including decreased staffing and promotion costs. Additionally, operating losses in 2000 included a $22.7 million write-down of intangible assets related to the acquisition of Abuzz.

NYTD revenues for 2000 were $66.6 million, up from $43.7 million in 1999. The increase was primarily from new revenue streams.

Operating losses in 2000 increased to $70.0 million from $14.1 million in 1999. Operating losses in 2000 included a $22.7 million write-down of intangible assets related to the acquisition of Abuzz. Higher operating losses were mainly due to increased staffing, promotion and advertising costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $471.2 million in 2001 compared with $589.9 million in 2000 and $601.1 million in 1999. The 2001 decrease compared with 2000 was primarily due to lower earnings resulting from lower advertising revenues. The 2000 decrease compared with 1999 was principally due to reductions in working capital, partially offset by higher earnings. Operating cash flow was primarily used for share repurchases, capital expenditures, dividend payments to stockholders and debt reduction.

Net cash provided by investing activities was $337.4 million in 2001 compared with net cash used of $195.0 million in 2000 and $82.9 million in 1999. In 2001 net cash provided by investing activities was primarily due to proceeds from the sale of the Magazine Group and GolfDigest.com. Net cash used in 2000 was primarily due to cash paid for the acquisition of the T&G. The 2000 increase compared with 1999 was primarily due to the acquisition of the T&G for $296.3 million in cash and the Company's minority interest investments in online ventures, partially offset by the proceeds of the sales of the divested Regionals.

Net cash used in financing activities was $825.7 million in 2001 compared with $389.7 million in 2000 and $490.4 million in 1999. The increase in 2001 was primarily due to the repayment of commercial paper in 2001 compared with commercial paper borrowings in 2000. The proceeds from the sale of the Magazine Group and GolfDigest.com were used to reduce debt. Additionally, income taxes on the gain on the sale were paid on January 15, 2002 (see Note 9 of the Notes to the Consolidated Financial Statements). Although the Company spent $156.9 million more in share repurchases in 2000 compared with 1999, the increase in commercial paper borrowings in 2000 caused a decrease in cash used by $100.7 million.

Cash generated from the Company's operations and the funds available from external sources are expected to be adequate to cover all cash requirements, including working capital needs, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders. The Company's operations are subject to certain risks outlined under Factors That Could Affect Operating Results on pages F-11 and F-12.

The ratio of current assets to current liabilities decreased to 65.0% as of December 30, 2001, from 69.5% as of December 31, 2000. The decline in 2001 is primarily due to lower current assets primarily resulting from a decrease in accounts receivable and other current assets as compared with 2000. Long-term debt and capital lease obligations, as a percentage of total capitalization, were 34.2% as of December 30, 2001, and 33.2% as of December 31, 2000. This increase was principally from a reduction in stockholders' equity mainly resulting from stock repurchases.

Contractual cash obligations as of December 30, 2001, were as follows:

--------------------------------------------------------------------------------
                                                     DUE IN
                                ------------------------------------------------
(IN MILLIONS)                     2002     2003-2004     2005-2006   LATER YEARS
--------------------------------------------------------------------------------
Long-term debt                  $   --        $ 49.5        $250.0        $220.4

Capital leases                     8.6          15.2          13.9         119.2

Operating leases                  15.2          21.3          16.1          32.6
                                ------------------------------------------------
                                $ 23.8        $ 86.0        $280.0        $372.2
--------------------------------------------------------------------------------

Commercial commitments as of December 30, 2001, were as follows:

--------------------------------------------------------------------------------
                                                 COMMITMENTS IN
                                ------------------------------------------------
(IN MILLIONS)                     2002     2003-2004     2005-2006   LATER YEARS
--------------------------------------------------------------------------------
Letters of credit               $ 61.6        $   --        $   --        $   --

Guarantees                        43.0          23.5          12.5           8.7
                                ------------------------------------------------
                                $104.6        $ 23.5        $ 12.5        $  8.7
--------------------------------------------------------------------------------

Included in the commercial commitments table above are a letter of credit related to the Company's proposed new headquarters, a guarantee of a credit facility and leases of a third-party service provider and a guarantee of leases of three third-party printing and distribution facilities for The New York Times national edition.

A guarantee of the Company's development partner's obligations related to the Company's proposed new headquarters in the amount of $45.3 million is not included in the commercial commitments table. This exposure is mitigated by a letter of credit posted by the development partner for the same amount (see Note 17 of the Notes to the Consolidated Financial Statements). Also not included in the commercial commitments table are letters of credit in the amount of $27.7 million, required by insurance companies, to provide support for the Company's workers' compensation liability that is included in the Company's Consolidated Balance Sheet as of December 30, 2001.

The Company believes that all third-party transactions recorded in the Consolidated Financial Statements have been negotiated on an arm's-length basis. Additionally, the Company has no material energy contracts.

FINANCING

In June 2001 total available funds under the Company's revolving credit agreements were voluntarily decreased to $540.0 million from $600.0 million. The Company's one-year revolving credit agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2002. The Company's multi-year revolving credit agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2006. The Company's revolving credit agreements require, among other provisions, specified levels (amended in June 2001) of stockholders' equity. The amount of stockholders' equity over required levels was $349.7 million as of December 30, 2001, compared with $262.7 million as of December 31, 2000. The increase in the level of unrestricted stockholders' equity was primarily due to an amendment to the agreement.

The revolving credit agreements permit borrowings, which bear interest at the Company's option (i) for domestic borrowings: based on a certificates of deposit rate, a Federal Funds rate, a base rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating.

In June 2001 the Company voluntarily decreased its ability to issue commercial paper to $540.0 million from $600.0 million. The commercial paper facility is supported by the Company's revolving credit agreements. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days.

The Company had $158.3 million in commercial paper outstanding as of December 30, 2001, with an annual weighted average interest rate of 2.0% and an average of 11 days to maturity from original issuance.

The Company had $291.3 million in commercial paper outstanding as of December 31, 2000, with an annual weighted average interest rate of 6.6% and an average of 52 days to maturity from original issuance.

On September 28, 2001, the Company repaid $40.0 million in 7.0% subordinated convertible notes that were issued in March 2000 to three venture capital firms. These notes, which were to mature in March 2003, allowed the venture capital firms to call the notes beginning January 1, 2002, if the Company did not issue a certain new class of stock by this date. The Company agreed to repay the notes prior to the call and maturity dates and subsequently borrowed lower-rate commercial paper.

In 2001 the Company entered into interest rate swap agreements, designated as fair-value hedges as defined under Statement of Financial Accounting Standards ("SFAS") No. 133 (see Note 8 of the Notes to the Consolidated Financial Statements), with notional amounts totaling $100.0 million with variable interest rates, which are reset quarterly based on three-month LIBOR. These agreements were entered into to exchange the fixed interest rate on a portion of the Company's 10-year $250.0 million 7.625% notes that mature on March 15, 2005, for a variable interest rate. The fair value of the swap agreements was $2.8 million as of December 30, 2001. This resulted in the recording of an interest rate swap asset and an increase in the value of the ten-year notes of $2.8 million along with an off-setting gain and loss in earnings which was included in interest expense, net, in the Company's Consolidated Statement of Income. The difference between fixed and variable interest rates to be paid or received is accrued as interest rates change, and recognized as an adjustment to interest expense.

The Company's total debt, including commercial paper and capital lease obligations, was $759.5 million as of December 30, 2001, and $930.7 million as of December 31, 2000. The decrease is primarily attributable to the lower levels of commercial paper outstanding, due to proceeds from the sale of the Magazine Group and GolfDigest.com and the deferral of income taxes payable related to gain on the sale (see Note 9 of the Notes to the Consolidated Financial Statements).

Total unused borrowing capacity under all financing arrangements amounted to $483.7 million as of December 30, 2001, and $292.0 million as of January 28, 2002. On January 15, 2002, the Company paid the income taxes on the gain on the sale of the Magazine Group and GolfDigest.com (see Note 9 of the Notes to the Consolidated Financial Statements). Total debt, including commercial paper and capital lease obligations, as of January 28, 2002, amounted to $951.2 million. The increase of $191.7 million in total debt from December 30, 2001, is primarily due to additional commercial paper outstanding.

CAPITAL EXPENDITURES

The Company estimates that capital expenditures for 2002 will be in a range from $190.0 million to $210.0 million, compared with $90.4 million in 2001, $85.3 million in 2000 and $73.4 million in 1999. The 2002 estimate includes approximately $46.0 million of land acquisition costs and $32.0 million of pre-development costs related to the Company's proposed new headquarters in New York City. (These estimates exclude the Company's development partner's interest in costs associated with the proposed new headquarters. See Note 17 of the Notes to the Consolidated Financial Statements for additional information). In addition, the 2002 expenditures will include costs related to improving customer service and increasing efficiency in support of the Company's national expansion efforts, as well as adding capability to transmit digital high definition broadcast signals, completing the construction of a new printing facility in Tuscaloosa, Ala., and upgrading the Company's disaster recovery infrastructure.

DEPRECIATION AND AMORTIZATION

The Company expects that depreciation and amortization expense will be between $160.0 million to $170.0 million for 2002, compared with $194.0 million in 2001, $228.0 million in 2000 and $197.5 million in 1999. In 2000 amortization expense included a $22.7 million write-down of intangible assets. The Company's amortization expense in 2002 will be reduced with the adoption of SFAS No. 142 (see Recent Accounting Pronouncements below). If SFAS No. 142 had been in effect in 2001, 2000 and 1999, depreciation and amortization expense would have been $151.2 million, $180.8 million and $158.2 million, respectively. The reduction in depreciation and amortization expense is prior to the review of any goodwill and other intangible asset impairment.

SIGNIFICANT ACCOUNTING POLICIES

The Company's management is required to make estimates and assumptions in order to prepare financial statements in conformity with GAAP. While actual results could differ from these estimates and assumptions, the Company does not believe that such differences would have a material effect on its results of operations or financial position. The Company's significant accounting policies are included in Note 1 of the Notes to the Consolidated Financial Statements. The most significant accounting policies or estimates that underlie the preparation of the Consolidated Financial Statements are the revenue recognition and depreciation policies, in addition to the judgments used to review long-lived assets, including goodwill and other intangible assets, for impairment. Additionally, the Company's depreciation policy reflects judgments on the estimated useful life of assets.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on December 31, 2001, and it did not have a material effect on its results of operations or financial position.

In July 2001 the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible

Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interest method. The Company adopted SFAS No. 141 in the third quarter of 2001. The adoption of SFAS No. 141 had no material effect on the Company's results of operations or financial position. SFAS No. 142, upon adoption, ceases the amortization of goodwill and certain other intangibles and requires, among other things, an impairment approach on the carrying value of goodwill and other intangibles. An initial goodwill and other intangibles impairment test must be completed in the year of adoption with at least an annual impairment test thereafter. The Company adopted SFAS No. 142 on December 31, 2001, the first day of its 2002 fiscal year. The pro forma effect of the adoption of SFAS No. 142, prior to the review of any goodwill and other intangible asset impairment, had the pronouncement been adopted at the beginning of each of the fiscal years 2001, 2000 and 1999, would have been a reduction in depreciation and amortization of $42.8 million, $47.2 million and $39.3 million, respectively.

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, and it did not have a material effect on its results of operations or financial position. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. See Note 8 of the Notes to the Consolidated Financial Statements for a description of the Company's derivative instruments.

FACTORS THAT COULD AFFECT OPERATING RESULTS

This Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission (SEC) filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's:

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

ADVERTISING REVENUES

Advertising is the Company's most significant source of revenue. Competition from other forms of media available in the Company's various markets, including but not limited to other newspapers, broadcast, magazines, direct marketing, the Yellow Pages and the Internet, affects the Company's ability to attract and retain advertisers and to increase advertising rates. Advertising could be negatively affected by an economic downturn in any of the Company's markets.

Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising revenue is generally higher than first- and third-quarter volume since economic activity tends to be lower after the holidays and in the summer. This trend was masked in 2001, as advertising revenue declined during the first three quarters of 2001, due to a significant cyclical decline. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, affect the levels of the Company's retail, national and most particularly, classified advertising revenue. Structural changes in the retail environment may also depress the level of advertising revenue.

CIRCULATION REVENUES

Circulation is another significant source of revenue for the Company. Circulation revenue and the Company's ability to achieve price increases for its print products are affected by competition from other publications and other forms of media available in the Company's various markets. Declining consumer spending on discretionary items like newspapers and magazines, decreasing amounts of free time and the declining frequency of regular newspaper buying among young people could also negatively affect circulation.

PAPER PRICES

Newsprint is the Company's most important raw material and represents a significant portion of the Company's operating expenses. The Company's operating results could be adversely affected to the extent that such historically volatile raw material prices increase significantly.

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

GOVERNMENT REGULATIONS

The Company's broadcast stations are subject to continuing technological and regulatory developments that may affect their future profitability. The advent of digital television broadcasting is one such development. The Federal Communications Commission ("FCC") adopted rules in 1997 under which all television stations are required to change to a new system of digital broadcasting by May 2002. The direct hardware cost of this change will be significant and the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers or until other sources of revenue to be derived from the digital spectrum have been developed. Additionally, the new digital transmission systems to be used by television stations, cable systems and direct broadcast satellites could greatly increase the number of electronic video services with which the Company's stations compete.

MEDIA CONSOLIDATION AND CONVERGENCE

Changes in the regulatory and technological environment are bringing about consolidation of media companies and convergence among various forms of media. The Company might then face competition with larger and more diversified entities for circulation and advertising revenues. Such consolidation could also affect the Company's opportunities to make acquisitions.

                          ----------------------------

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosure made by the Company.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

                          ----------------------------

MARKET RISK

The Company's market risk is principally associated with the following:

o Interest rate fluctuations related to its debt obligations which are managed by balancing the mix of variable- versus fixed-rate borrowings. Based on the variable-rate debt included in the Company's debt portfolio, including interest rate swap agreements, a 25 basis point increase in interest rates would have resulted in an additional $0.6 million (pre-tax) in interest expense in 2001.

o Newsprint is a commodity subject to supply and demand market conditions. The Company has equity investments in two paper mills, which provide a partial hedge against price volatility. Newsprint expense represented 12% of the Company's total costs and expenses in 2001. Based on the number of newsprint tons consumed in 2001, a $10 increase in newsprint prices would have resulted in an additional $5.2 million (pre-tax) in newsprint expense in 2001.

o Unionized employees represent a significant portion of the Company's work force and the Company's results could be adversely affected if labor negotiations were to restrict its ability to maximize the efficiency of its operations. In addition, if the Company experienced labor unrest, its ability to produce and deliver its largest products could be impaired.

      See Factors That Could Affect Operating Results above and Notes 4, 7, 8 and 17 of the Notes to the Consolidated Financial Statements as well.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEARS ENDED
                                                        --------------------------------------------
                                                        DECEMBER 30,    DECEMBER 31,    DECEMBER 26,
(IN THOUSANDS, EXCEPT PER SHARE DATA)                           2001            2000            1999
----------------------------------------------------------------------------------------------------
REVENUES

Advertising                                               $2,042,211      $2,422,643      $2,170,473
Circulation                                                  759,674         737,168         689,281
Other                                                        214,073         214,206         186,436
----------------------------------------------------------------------------------------------------
Total                                                      3,015,958       3,374,017       3,046,190
----------------------------------------------------------------------------------------------------
COSTS AND EXPENSES

Production costs
    Raw materials                                            321,204         350,355         309,620
    Wages and benefits                                       594,197         622,637         584,368
    Other                                                    447,463         460,895         437,836
----------------------------------------------------------------------------------------------------
Total                                                      1,362,864       1,433,887       1,331,824

Selling, general and administrative expenses               1,278,691       1,323,551       1,161,736
----------------------------------------------------------------------------------------------------
Total                                                      2,641,555       2,757,438       2,493,560
----------------------------------------------------------------------------------------------------
OPERATING PROFIT                                             374,403         616,579         552,630

Income from joint ventures                                     7,650          15,914          17,900

Interest expense, net                                         47,199          64,098          50,718

Gain on dispositions of assets and other - net                 5,000          85,349              --
----------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes        339,854         653,744         519,812

Income taxes                                                 137,632         267,504         220,379
----------------------------------------------------------------------------------------------------
Income from continuing operations                            202,222         386,240         299,433
----------------------------------------------------------------------------------------------------
Income from operations of discontinued Magazine Group,
    net of income taxes                                        1,192          11,296          10,744

Gain on disposal of Magazine Group, net of income taxes      241,258              --              --
----------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes                 242,450          11,296          10,744
----------------------------------------------------------------------------------------------------
NET INCOME                                                $  444,672      $  397,536      $  310,177
----------------------------------------------------------------------------------------------------
Average number of common shares outstanding
    Basic                                                    157,082         167,987         175,587
    Diluted                                                  160,081         171,597         179,244
----------------------------------------------------------------------------------------------------
Basic earnings per share
    Income from continuing operations                     $     1.29      $     2.30      $     1.71
    Discontinued operations, net of income taxes                1.54             .07             .06
----------------------------------------------------------------------------------------------------
    Net income                                            $     2.83      $     2.37      $     1.77
----------------------------------------------------------------------------------------------------
Diluted earnings per share
    Income from continuing operations                     $     1.26      $     2.25      $     1.67
    Discontinued operations, net of income taxes                1.52             .07             .06
----------------------------------------------------------------------------------------------------
    Net income                                            $     2.78      $     2.32      $     1.73
----------------------------------------------------------------------------------------------------
Dividends per share                                       $      .49      $      .45      $      .41
----------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                           CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 30,    DECEMBER 31,
(IN THOUSANDS)                                                                  2001            2000
----------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------
CURRENT ASSETS

Cash and cash equivalents                                                 $   51,952      $   69,043

Accounts receivable (net of allowances: 2001 - $42,597; 2000 - $44,169)      318,529         341,863

Inventories                                                                   31,639          35,064

Deferred income taxes                                                         78,737          62,939

Other current assets                                                          79,033         101,079
----------------------------------------------------------------------------------------------------
Total current assets                                                         559,890         609,988
----------------------------------------------------------------------------------------------------
INVESTMENT IN JOINT VENTURES                                                  86,811         107,320
----------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT

Land                                                                          71,428          72,228

Buildings, building equipment and improvements                               779,552         814,658

Equipment                                                                  1,399,765       1,364,256

Construction and equipment installations in progress                          65,532          37,132
----------------------------------------------------------------------------------------------------
Total - at cost                                                            2,316,277       2,288,274

Less accumulated depreciation and amortization                             1,149,414       1,081,114
----------------------------------------------------------------------------------------------------
Property, plant and equipment - net                                        1,166,863       1,207,160
----------------------------------------------------------------------------------------------------
INTANGIBLE ASSETS ACQUIRED

Costs in excess of net assets acquired (less accumulated amortization
   of $332,308 in 2001 and $302,571 in 2000)                               1,017,766       1,060,796

Other intangible assets acquired (less accumulated amortization
   of $136,848 in 2001 and $110,172 in 2000)                                 392,473         419,302
----------------------------------------------------------------------------------------------------
Total                                                                      1,410,239       1,480,098
----------------------------------------------------------------------------------------------------
MISCELLANEOUS ASSETS                                                         214,881         202,113
----------------------------------------------------------------------------------------------------
Total                                                                     $3,438,684      $3,606,679
----------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                                                                                  DECEMBER 30,   DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)                                                         2001           2000
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES

Commercial paper outstanding                                                       $   158,300    $   291,251

Accounts payable                                                                       170,950        174,552

Accrued payroll and other related liabilities                                           81,299        126,983

Accrued expenses                                                                       160,867        190,748

Accrued income taxes                                                                   225,220          9,852

Unexpired subscriptions                                                                 61,706         81,385

Current portion of long-term debt and capital lease obligations                          2,534          2,599
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              860,876        877,370
-------------------------------------------------------------------------------------------------------------
OTHER LIABILITIES

Long-term debt                                                                         517,094        553,415

Capital lease obligations                                                               81,609         83,451

Deferred income taxes                                                                   64,748        106,247

Other                                                                                  764,704        705,033
-------------------------------------------------------------------------------------------------------------
Total other liabilities                                                              1,428,155      1,448,146
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    2,289,031      2,325,516
-------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY

Serial preferred stock of $1 par value - authorized 200,000 shares - none issued            --             --

Common stock of $.10 par value:

   Class A - authorized 300,000,000 shares; issued: 2001 - 155,609,044;
      2000 - 166,526,108 (including treasury shares: 2001 - 5,000,000;
      2000 - 5,000,000)                                                                 15,561         16,653

   Class B - convertible - authorized 847,020 shares; issued: 2001 - 847,020;
      2000 - 847,158 (including treasury shares: 2001 - none and 2000 - none)               85             85

Retained earnings                                                                    1,354,173      1,467,103

Common stock held in treasury, at cost                                                (208,392)      (198,858)

Deferred compensation on issuance of restricted Class A common stock                    (2,951)        (1,127)

Accumulated other comprehensive loss, net of income taxes:

   Unrealized loss on marketable securities                                               (105)            --

   Foreign currency translation adjustments                                             (3,281)        (2,693)

   Unrealized derivative losses on cash-flow hedges                                     (3,189)            --

   Minimum pension liability                                                            (2,248)            --
-------------------------------------------------------------------------------------------------------------
Total accumulated other comprehensive loss, net of income taxes                         (8,823)        (2,693)
-------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           1,149,653      1,281,163
-------------------------------------------------------------------------------------------------------------
Total                                                                              $ 3,438,684    $ 3,606,679
-------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED
                                                                           ---------------------------------------------
                                                                           DECEMBER 30,    DECEMBER 31,    DECEMBER 26,
(IN THOUSANDS)                                                                     2001            2000            1999
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                    $ 444,672       $ 397,536       $ 310,177

Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation                                                              128,556         129,079         134,721

      Amortization                                                               65,452          98,894          62,772

      Excess distributed earnings (undistributed earnings) of affiliates          7,209           3,461          (4,839)

      Net gain on dispositions                                                 (412,029)        (85,349)             --

      Deferred income taxes                                                     (52,940)        (28,166)        (44,632)

      Long-term retirement benefit obligations                                   28,693          39,950          38,452

      Other - net                                                                20,716             850          13,108

      Changes in operating assets and liabilities, net of acquisitions/dispositions:

         Accounts receivable - net                                                5,196          28,330         (38,743)

         Inventories                                                                323          (4,576)          3,122

         Other current assets                                                     6,992         (41,326)         43,121

         Accounts payable                                                        (5,179)        (18,717)         29,263

         Accrued payroll and accrued expenses                                    14,169          62,025          53,583

         Accrued income taxes                                                   215,368           9,937              --

         Unexpired subscriptions                                                  4,040          (2,071)            990
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       471,238         589,857         601,095
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Businesses Acquired                                                              (2,636)       (296,278)         (5,100)

Net proceeds from dispositions                                                  436,672         191,171          11,434

Additions to property, plant and equipment                                      (90,367)        (85,300)        (73,407)

Other investing proceeds                                                         11,835          13,865           8,704

Other investing payments                                                        (18,130)        (18,418)        (24,489)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) investing activities                             337,374        (194,960)        (82,858)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Commercial paper (repayments) borrowings - net                                 (132,951)        291,251        (124,100)

Redemption of subsidiary stock                                                  (25,000)             --              --

Long-term obligations:

   Increase                                                                          --          40,000         103,861

   Reduction                                                                    (42,899)       (102,487)         (2,358)

Capital shares:

   Issuance                                                                      57,349          37,503          27,961

   Repurchase                                                                  (623,723)       (580,584)       (423,715)

Dividends paid to stockholders                                                  (77,018)        (75,398)        (72,016)

Other financing proceeds                                                         18,539              --              --
------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                          (825,703)       (389,715)       (490,367)
------------------------------------------------------------------------------------------------------------------------
Net (decrease)/increase in cash and cash equivalents                            (17,091)          5,182          27,870

Cash and cash equivalents at the beginning of the year                           69,043          63,861          35,991
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at the end of the year                              $  51,952       $  69,043       $  63,861
------------------------------------------------------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements and Supplemental Disclosures to Consolidated Statements of Cash Flows.

        SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOW INFORMATION                                 YEARS ENDED
                                        ----------------------------------------
                                        DECEMBER 30,  DECEMBER 31,  DECEMBER 26,
(IN THOUSANDS)                                  2001          2000          1999
--------------------------------------------------------------------------------
Cash payments during the year for
--------------------------------------------------------------------------------
   Interest                                  $38,358      $ 61,575      $ 50,050
--------------------------------------------------------------------------------
   Income taxes, net of refunds              $95,948      $253,989      $210,951
--------------------------------------------------------------------------------

NONCASH INVESTING AND FINANCING TRANSACTIONS

o In 1999 the Company entered into an irrevocable $12.0 million advertising credit agreement for future advertising by TheStreet.com. The $12.0 million advertising credit was part of the purchase price of a minority interest in TheStreet.com (see Note 5 of the Notes to the Consolidated Financial Statements). Investment and deferred revenue accounts were increased by $12.0 million accordingly. A total of $3.6 million of advertising credits was utilized as of December 30, 2001.

BUSINESSES ACQUIRED

o In August 2001 the Company acquired certain assets and assumed certain liabilities of a weekly newspaper, the Petaluma Argus-Courier, for approximately $2.6 million (see Note 2 of the Notes to the Consolidated Financial Statements).

o In January 2000 the Company acquired certain assets ($313.8 million) and assumed certain liabilities ($17.5 million) of a newspaper, the Worcester Telegram & Gazette, for $296.3 million in cash (see Note 2 of the Notes to the Consolidated Financial Statements).

o The Company acquired Abuzz Technologies, Inc. in July 1999, for $5.1 million in cash and $25.0 million in the stock of a subsidiary of the Company (see Note 2 of the Notes to the Consolidated Financial Statements).

OTHER

o Capital expenditures attributable to our development partner's interest in the Company's proposed new headquarters (see Note 17 of the Notes to the Consolidated Financial Statements) are included in Other investing payments and Other financing proceeds in the Company's Consolidated Statements of Cash Flows.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                           DEFERRED
                                                                                                         COMPENSATION
                                                                                              COMMONON    ON ISSUANCE
                                                  CAPITAL STOCK                                 STOCK        OF
                                                 ----------------  ADDITIONAL                  HELD IN    RESTRICTED
                                                 CLASS A  CLASS B    PAID-IN     RETAINED     TREASURY,    CLASS A
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)   COMMON   COMMON    CAPITAL     EARNINGS      AT COST   COMMON STOCK
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1998                       $ 18,576     $85   $     --    $1,677,469    $(162,051)   $    --
----------------------------------------------------------------------------------------------------------------------
Comprehensive income:

   Net income                                                                      310,177

   Foreign currency translation
     adjustments (net of tax of $55)

   Change in unrealized gains on
     marketable securities (net of
     tax of $4,708)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income

Dividends, common - $.41 per share                                                 (72,016)

Issuance of shares:

   Retirement units - 16,407 Class A shares                             (615)                       532

   Employee stock purchase plan -
     1,523,292 Class A shares                           1            (15,261)                    49,101

   Stock options - 2,529,597 Class A shares           361             87,134                    (37,152)

   Stock conversions - 2,362 Class B shares

Repurchase of stock - 11,864,000 Class A shares                                                (410,853)

Treasury stock retirement - 11,407,000 shares      (1,141)           (71,258)     (314,887)     387,286
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 26, 1999                         17,797      85         --     1,600,743     (173,137)        --
----------------------------------------------------------------------------------------------------------------------
Comprehensive income:

   Net income                                                                      397,536

   Foreign currency translation
     adjustments (net of tax benefit of $92)

   Change in unrealized loss on marketable
     securities (net of tax benefit
     of $9,858)

   Reclassification adjustment for loss
     included in net income (net of tax
     benefit of $5,150)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income

Dividends, common - $.45 per share                                                 (75,398)

Issuance of shares:

   Retirement units - 34,468 Class A shares                           (1,193)                     1,191

   Employee stock purchase plan -
     1,137,820 Class A shares                           1             (3,977)                    39,090

   Restricted shares - 28,000 Class A shares                             157                        970     (1,127)

   Stock options - 1,952,544 Class A shares           195             61,370                        137

   Stock conversions - 82 Class B shares

Repurchase of stock - 14,598,000 Class A
  shares                                                                                       (580,584)

Treasury stock retirement - 13,402,791 shares      (1,340)           (56,357)     (455,778)     513,475
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                         16,653      85         --     1,467,103     (198,858)    (1,127)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income:

   Net income                                                                      444,672

   Foreign currency translation
    adjustments (net of tax benefit
    of $494)

   Change in unrealized loss on marketable
     securities (net of tax benefit of $88)

   Unrealized derivative losses on
     cash-flow hedges (net of tax benefit
     of $2,244)

   Minimum pension liability (net of tax
     benefit of $1,530)
----------------------------------------------------------------------------------------------------------------------
Comprehensive income

Dividends, common - $.49 per share                                                 (77,018)

Issuance of shares:

   Retirement units - 16,172 Class A shares                             (494)                       644

   Employee stock purchase plan -
     999,371 Class A shares                             3             (4,647)                    38,429

   Restricted shares - 50,000 Class A shares                             164                      1,989     (2,153)

   Stock options - 2,982,459 Class A shares           298             96,127

   Stock conversions - 138 Class B shares

Compensation expense recognized on
   issuance of Restricted Class A shares                                                                       329

Repurchase of stock - 14,965,204 Class A shares                                                (623,723)

Treasury stock retirement - 13,932,773 shares      (1,393)           (91,150)     (480,584)     573,127
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 30, 2001                       $ 15,561     $85   $     --    $1,354,173    $(208,392)   $(2,951)
----------------------------------------------------------------------------------------------------------------------


                                                   ACCUMULATED
                                                      OTHER
                                                  COMPREHENSIVE
                                                  INCOME (LOSS),
                                                      NET OF
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)     INCOME TAX      TOTAL
---------------------------------------------------------------------------
BALANCE, DECEMBER 28, 1998                          $ (2,609)   $1,531,470
---------------------------------------------------------------------------
Comprehensive income:

   Net income                                                      310,177

   Foreign currency translation
     adjustments (net of tax of $55)                      26            26

   Change in unrealized gains on
     marketable securities (net of
     tax of $4,708)                                    5,753         5,753
---------------------------------------------------------------------------
Comprehensive income                                               315,956

Dividends, common - $.41 per share                                 (72,016)

Issuance of shares:

   Retirement units - 16,407 Class A shares                            (83)

   Employee stock purchase plan -
     1,523,292 Class A shares                                       33,841

   Stock options - 2,529,597 Class A shares                         50,343

   Stock conversions - 2,362 Class B shares

Repurchase of stock - 11,864,000 Class A shares                   (410,853)

Treasury stock retirement - 11,407,000 shares                           --
---------------------------------------------------------------------------
BALANCE, DECEMBER 26, 1999                             3,170     1,448,658
---------------------------------------------------------------------------
Comprehensive income:

   Net income                                                      397,536

   Foreign currency translation
     adjustments (net of tax of $92)                    (110)         (110)

   Change in unrealized loss on marketable
     securities (net of tax benefit
     of $9,858)                                      (11,732)      (11,732)

   Reclassification adjustment for loss
     included in net income (net of tax
     benefit of $5,150)                                5,979         5,979
---------------------------------------------------------------------------
Comprehensive income                                               391,673

Dividends, common - $.45 per share                                 (75,398)

Issuance of shares:

   Retirement units - 34,468 Class A shares                             (2)

   Employee stock purchase plan -
     1,137,820 Class A shares                                       35,114

   Restricted shares - 28,000 Class A shares                            --

   Stock options - 1,952,544 Class A shares                         61,702

   Stock conversions - 82 Class B shares

Repurchase of stock - 14,598,000 Class A
  shares                                                          (580,584)

Treasury stock retirement - 13,402,791 shares                           --
---------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                            (2,693)    1,281,163
---------------------------------------------------------------------------
Comprehensive income:

   Net income                                                      444,672

   Foreign currency translation
    adjustments (net of tax benefit
    of $494)                                            (588)         (588)

   Change in unrealized loss on marketable
     securities (net of tax benefit of $88)             (105)         (105)

   Unrealized derivative losses on
     cash-flow hedges (net of tax benefit
     of $2,244)                                       (3,189)       (3,189)

   Minimum pension liability (net of tax
     benefit of $1,530)                               (2,248)       (2,248)
---------------------------------------------------------------------------
Comprehensive income                                               438,542

Dividends, common - $.49 per share                                 (77,018)

Issuance of shares:

   Retirement units - 16,172 Class A shares                            150

   Employee stock purchase plan -
     999,371 Class A shares                                         33,785

   Restricted shares - 50,000 Class A shares                            --

   Stock options - 2,982,459 Class A shares                         96,425

   Stock conversions - 138 Class B shares

Compensation expense recognized on
   issuance of Restricted Class A shares                               329

Repurchase of stock - 14,965,204 Class A shares                   (623,723)

Treasury stock retirement - 13,932,773 shares                           --
---------------------------------------------------------------------------
BALANCE, DECEMBER 30, 2001                          $ (8,823)   $1,149,653
---------------------------------------------------------------------------

See Notes to the Consolidated Financial Statements

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The New York Times Company (the "Company") is engaged in diversified activities in media. The Company's principal businesses are newspapers, television and radio stations, and Internet properties. The Company also has equity interests in a Canadian newsprint mill and a "supercalendered" (glossy paper commonly used in magazines) paper mill. The Company's major source of revenue is advertising from its newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company after elimination of intercompany items.

FISCAL YEAR

The Company's fiscal year-end is the last Sunday in December. Fiscal years 2001 and 1999 each comprises 52 weeks and fiscal year 2000 comprises 53 weeks.

INVENTORIES

Inventories are stated at the lower of cost or current market value. Inventory cost is generally based on the last-in, first-out ("LIFO") method for newsprint and magazine paper and the first-in, first-out ("FIFO") method for other inventories.

INVESTMENTS

Investments in which the Company has at least a 20%, but not more than a 50%, interest are accounted for under the equity method. Investment interests below 20% are accounted for under the cost method.

MARKETABLE SECURITIES

The Company determines the appropriate classification of marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale, except those securities included in mutual funds in connection with the Company's deferred executive compensation plan (see Note 5), and are carried at fair value. Unrealized holding gains and losses on available-for-sale securities are reported as a separate component of the Consolidated Statements of Stockholders' Equity and in the Consolidated Balance Sheets, in the caption "Accumulated other comprehensive income/(loss), net of income taxes."

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms as follows: buildings, building equipment and improvements -- 10 to 40 years; equipment -- 3 to 30 years. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

INTANGIBLE ASSETS ACQUIRED

Cost in excess of net assets acquired is primarily the excess of cost over the fair market value of tangible net assets acquired.

The excess costs that arose from acquisitions after October 31, 1970, are being amortized by the straight-line method mainly over 40 years. The remaining portion ($8.2 million), which arose from acquisitions before November 1, 1970, is not being amortized since management believes there has been no decrease in value. Other intangible assets acquired consist primarily of advertiser and subscriber relationships, mastheads and licenses on various acquired properties, as well as software. These intangible assets are being amortized over their estimated useful lives, ranging from 10 to 40 years for customer relationships, mastheads and licenses, and 3 to 10 years for software.

See the Recent Accounting Pronouncements of this section for information regarding new accounting rules for goodwill and other intangible assets effective for the 2002 fiscal year.

IMPAIRMENT OF LONG-LIVED ASSETS

Each quarter the Company evaluates whether there has been an impairment that is other than temporary in any of its long-lived assets. An impairment in value is considered to have occurred when the undiscounted future operating cash flows associated with long-lived assets are not sufficient to recover the carrying value of the long-lived assets. If it is determined that an impairment in value has occurred, the carrying value will be written down to the present value of the future operating cash flows to be generated by the long-lived assets in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of (see Note 2).

REVENUE RECOGNITION

o Advertising revenue is recognized when advertisements are published, broadcast or when placed on the Company's Web sites, net of provisions for estimated rebates, credit and rate adjustments and discounts.

o Circulation revenue includes single copy and home-delivery subscription revenue. Single copy revenue is recognized based on date of publication, net of provisions for related returns. Proceeds from home-delivery subscriptions and related costs, principally agency commissions, are deferred at the time of sale and are recognized in earnings on a pro rata basis over the terms of the subscriptions.

o Other revenue is recognized when the related service or product has been delivered.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component of the Consolidated Statements of Stockholders' Equity and in the Stockholders' Equity section of the Consolidated Balance Sheets, in the caption "Accumulated other comprehensive income/(loss), net of income taxes."

EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No. 128, Earnings Per Share (see Note 13). Basic earnings per share is calculated by dividing net earnings available to common shares by average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company's incentive plans (see Note 14). All references to earnings per share are on a diluted basis.

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

RECLASSIFICATIONS

For comparability, certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation, primarily the presentation of the Magazine Group as discontinued operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121. This statement also supersedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale, and resolved certain implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 on December 31, 2001, and it did not have a material effect on its results of operations or financial position.

In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and prohibits the use of the pooling-of-interest method. The Company adopted SFAS No. 141 in the third quarter of 2001. The adoption of SFAS No. 141 had no material effect on the Company's results of operations or financial position. SFAS No. 142, upon adoption, ceases the amortization of goodwill and certain other intangibles and requires, among other things, an impairment approach on the carrying value of goodwill and other intangibles. An initial goodwill and other intangibles impairment test must be completed in the year of adoption with at least an annual impairment test thereafter. The Company adopted SFAS No. 142 on December 31, 2001, the first day of its 2002 fiscal year. The pro forma effect of the adoption of SFAS No. 142, prior to the review of any goodwill and other intangible asset impairment, had the pronouncement been adopted at the beginning of each of the fiscal years 2001, 2000 and 1999, would have been a reduction in depreciation and amortization of $42.8 million, $47.2 million and $39.3 million, respectively.

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, and it did not have a material effect on its results of operations or financial position. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. All derivatives, whether designated as hedging activities or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the statement of income when the hedged item affects earnings. For derivatives that do not qualify as a hedge, changes in the fair value will be recognized in earnings. SFAS No. 133 defines new requirements for the designation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. See Note 8 for a description of the Company's derivative instruments.

--------------------------------------------------------------------------------

2. ACQUISITIONS/DISPOSITIONS

ACQUISITIONS

On August 31, 2001, the Company acquired certain assets and assumed certain liabilities of a weekly newspaper, the Petaluma Argus-Courier, in Petaluma, Calif., for approximately $2.6 million. The majority of the purchase price was allocated to goodwill. The transaction was accounted for as a purchase in accordance with SFAS No. 141. This acquisition does not have a material impact on the Company's results of operations or financial position for periods presented herein. If this acquisition had occurred in the beginning of 2001, 2000 or 1999, it would not have had a material impact on the results of operations for the periods presented herein.

On January 7, 2000, the Company acquired certain assets and assumed certain liabilities of a newspaper, the Worcester Telegram & Gazette ("T&G"), in Worcester, Mass., for $296.3 million in cash. The cost of this acquisition was principally funded through the Company's commercial paper program. This transaction was accounted for as a purchase and, accordingly, the T&G has been included in the Company's Consolidated Financial Statements as of January 7, 2000. Based on a final valuation, the purchase price was allocated to the fair values of goodwill ($162.8 million), other intangibles ($100.5 million principally advertising and subscriber relationships) and to other assets acquired net of liabilities assumed. The amount allocated to goodwill is amortized over a 40-year period and the amount allocated to other intangibles is amortized over an average of 19 years. If this acquisition had occurred in the beginning of 2000 or 1999, it would not have had a material impact on the results of operations for the periods presented herein.

On July 22, 1999, a subsidiary of the Company acquired Abuzz Technologies, Inc. ("Abuzz"). The purchase price of Abuzz amounted to $30.1 million and resulted in an increase to goodwill of $23.8 million and other intangible assets of $7.7 million, all of which was to be amortized over five years. In 2000, the Company recorded a write-down of intangible assets related to the acquisition of Abuzz amounting to $22.7 million. This write-down was related to an impairment determined in accordance with SFAS No. 121 due to the uncertainty of expected cash flows.

The purchase price for Abuzz included $5.1 million in cash and $25.0 million in the stock of a subsidiary of the Company. Since the Company did not issue a certain new class of stock to the public by December 31, 2000, the former stockholders of Abuzz and certain optionees of the subsidiary of the Company required the subsidiary to redeem their shares for $25.0 million in cash, which was paid in the first quarter of 2001. The operating results of Abuzz are not material to the Company's Consolidated Financial Statements.

DISPOSITIONS

On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com for approximately $435.0 million. The Company recorded a pre-tax gain from the sale of approximately $412.0 million ($241.3 million after-tax), or $1.51 per share in 2001.

The results of operations of the Magazine Group are reported as discontinued operations for all periods presented. Revenues and operating profit for the Magazine Group were as follows:

--------------------------------------------------------------------------------
(IN MILLIONS)                                   2001         2000           1999
--------------------------------------------------------------------------------
Revenues                                       $26.5       $115.4       $  110.6
--------------------------------------------------------------------------------
Operating Profit                               $ 2.0       $ 19.3       $   18.7
--------------------------------------------------------------------------------

Assets and liabilities for the Magazine Group were as follows:

--------------------------------------------------------------------------------
                                                    DECEMBER 30,    DECEMBER 31,
(IN MILLIONS)                                               2001            2000
--------------------------------------------------------------------------------
Current assets                                             $  --           $31.0
--------------------------------------------------------------------------------
Total assets                                               $  --           $56.0
--------------------------------------------------------------------------------
Current liabilities                                        $  --           $34.8
--------------------------------------------------------------------------------
Total liabilities                                          $  --           $44.2
--------------------------------------------------------------------------------
Net assets of discontinued operations                      $  --           $11.8
--------------------------------------------------------------------------------

In 2000, the Company sold seven newspapers and nine telephone directory operations ("divested Regionals"). In connection with the sale of one of these newspapers (the Santa Barbara News-Press) the Company entered into a five-year $25.0 million non-compete agreement (the "non-compete agreement"), which amount will be recognized as income on a straight-line basis over the life of the agreement. The sale of the divested Regionals as well as the amortization of income from the non-compete agreement resulted in a pre-tax gain of $132.1 million in 2000. The seven newspapers sold were:

o     Santa Barbara News-Press in Santa Barbara, Calif.
o     Daily World in Opelousas, La.
o     Daily News in Palatka, Fla.
o     Lake City Reporter in Lake City, Fla.
o     News-Sun in Sebring/Avon Park, Fla.
o     News-Leader in Fernandina Beach, Fla.
o     Marco Island Eagle in Marco Island, Fla.

Additionally, the Company had a disposition loss as well as write-downs for certain of its equity investments in online ventures in the aggregate amounts of $46.8 million.

The gain from the sale of the divested Regionals as well as the amortization of income from the non-compete agreement was partially offset by the disposition loss and write-downs for certain of the Company's equity investments in online ventures resulting in a net pre-tax gain of $85.3 million ($.36 per share).

The operations of the divested Regionals and the investments in online ventures were not material to the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------

3. INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

--------------------------------------------------------------------------------
                                                   DECEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                             2001             2000
--------------------------------------------------------------------------------
Newsprint and magazine paper                            $28,442          $30,639
--------------------------------------------------------------------------------
Work-in-process and other inventory                       3,197            4,425
--------------------------------------------------------------------------------
Total                                                   $31,639          $35,064
--------------------------------------------------------------------------------

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 91% of inventory in 2001 and 89% of inventory in 2000. The replacement cost of inventory was approximately $33.8 million as of December 30, 2001, and $41.3 million as of December 31, 2000.

--------------------------------------------------------------------------------

4. INVESTMENT IN JOINT VENTURES

Investment in Joint Ventures consists of equity ownership interests in Forest Products Investments ("FPI") and the International Herald Tribune S.A.S. ("IHT"). The results of the IHT are not material to the Company's Consolidated Financial Statements.

FPI consist of the Company's investment in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"), and a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries ("Madison") (together with Malbaie, the "Paper Mills"). The equity interest in Malbaie represents a 49% ownership interest.

The Company and Myllykoski Oy, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The partners' interests in the net assets of Madison at any time will depend on their capital accounts, as defined, at such time. Through an 80%-owned subsidiary, the Company's share of Madison's profits and losses is 40%.

The Company received distributions from Madison of $.6 million in 2001, $6.2 million in 2000 and $7.2 million in 1999. Loan repayments by Madison to the Company were $11.2 million in 2001, $12.1 million in 2000 and $7.0 million in 1999. All Company loans were repaid as of December 30, 2001. No additional loans or contributions were made by the Company to Madison in 2001, 2000 or 1999.

The Company received distributions from Malbaie of $14.3 million in 2001, $13.2 million in 2000 and $5.9 million in 1999. No loans or contributions were made by the Company to Malbaie in 2001, 2000 or 1999.

The current portion of debt of the Paper Mills included in current liabilities in the table below was $12.0 million as of December 30, 2001 and none at December 31, 2000. The debt of the Paper Mills is not guaranteed by the Company.

Condensed combined balance sheets of the Paper Mills were as follows:

--------------------------------------------------------------------------------
CONDENSED COMBINED BALANCE SHEETS OF PAPER MILLS
--------------------------------------------------------------------------------
                                                DECEMBER 30,       DECEMBER 31,
(IN THOUSANDS)                                          2001               2000
--------------------------------------------------------------------------------
Current assets                                     $  59,337          $  55,520

Less current liabilities                              40,424             45,422
--------------------------------------------------------------------------------
Working capital                                       18,913             10,098

Fixed assets, net                                    207,686            208,336

Long-term debt                                       (52,000)           (26,000)

Deferred income taxes and other                      (11,358)           (14,685)
--------------------------------------------------------------------------------
Net assets                                         $ 163,241          $ 177,749
--------------------------------------------------------------------------------

During 2001, 2000, and 1999, the Company's Newspaper Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $58.9 million for 2001, $62.7 million for 2000 and $35.0 million for 1999.

Condensed combined income statements of the Paper Mills were as follows:

--------------------------------------------------------------------------------
CONDENSED COMBINED INCOME STATEMENTS OF PAPER MILLS
--------------------------------------------------------------------------------
(IN THOUSANDS)                                  2001          2000          1999
--------------------------------------------------------------------------------
Net sales and other income                  $233,102      $258,308      $237,519

Costs and expenses                           203,404       212,369       192,941
--------------------------------------------------------------------------------
Income before taxes                           29,698        45,939        44,578

Income tax expense                             9,422         8,395         5,525
--------------------------------------------------------------------------------
Net income                                  $ 20,276      $ 37,544      $ 39,053
--------------------------------------------------------------------------------

The condensed combined financial information of the Paper Mills excludes the income tax effects attributable to Madison, since it is a partnership. Such tax effects have been included in the Company's Consolidated Financial Statements.

During 2001, Madison entered into two interest rate agreements (the "agreements") with a bank to hedge the impact of changes in interest rates on outstanding balances of its line-of-credit/term loan agreement. One agreement caps the interest to be paid at 10.75% while the other sets an interest rate floor at 6.20% through July 1, 2002. The notional principal amounts of these agreements totaled $47.0 million as of December 30, 2001. The agreements expire July 1, 2005. The agreements were designated as cash flow hedging instruments by Madison. In 2001 Madison recorded an unrealized loss of $2.7 million, related to the change in market value of the interest rate agreements. The change in market value resulted in the Company reducing its investment in Madison by its percentage share of the unrealized loss along with recording the unrealized loss in "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheet as of December 30, 2001, and the Consolidated Statement of Stockholders' Equity for the year then ended.

--------------------------------------------------------------------------------

5. MARKETABLE SECURITIES

In 1999 the Company acquired a total of 1.6 million shares or approximately 6% in TheStreet.com for $15.6 million, of which $3.6 million was in cash and $12.0 million represents an irrevocable credit for future advertising to be used by TheStreet.com through February 2003. These marketable securities are classified as available-for-sale as defined under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In 2001 the Company sold substantially all of its investment in TheStreet.com. The proceeds of the sale approximated carrying value. The securities are reported at fair market value, and are included in the caption "Miscellaneous Assets" in the Company's Consolidated Balance Sheets. These securities are not material to the Company's results of operations or financial position. There were no realized gains or losses on available-for-sale securities in 2001 or 1999. In 2000, the Company recorded a $6.0 million loss (net of income taxes) on its original $15.6 million investment in TheStreet.com due to an impairment in value that was other than temporary.

Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a deferred executive compensation plan sponsored by the Company (see Note 12). Part of the deferred compensation of the executives is invested in mutual funds. The securities in the mutual funds are classified as trading securities as defined under SFAS No. 115.

--------------------------------------------------------------------------------

6. WORK FORCE REDUCTION CHARGES

In 2001 the Company recorded pre-tax charges of $90.4 million related to work force reduction expenses, which included voluntary work force reductions ("Buyouts") and layoffs. These charges are included in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Income and reduced earnings per share by $.34 in 2001. In 2000 and 1999, the Company recorded pre-tax charges related to Buyouts of $5.3 million and $15.5 million. These charges reduced earnings per share by $.02 in 2000 and $.05 in 1999.

Accruals for these work force reduction expenses are primarily included in "Accrued expenses" on the Company's Consolidated Balance Sheets and amounted to $20.6 million as of December 30, 2001, and $13.6 million as of December 31, 2000. Most of the accruals outstanding as of December 30, 2001, will be paid within one year.

--------------------------------------------------------------------------------

7. DEBT

Long-term debt consists of the following:

--------------------------------------------------------------------------------
                                                   DECEMBER 30,     DECEMBER 31,
(IN THOUSANDS)                                             2001             2000
--------------------------------------------------------------------------------
7.625% Notes due 2005, net of
   unamortized debt costs of $2,574
   in 2001, and $3,254 in 2000,
   effective interest rate 7.996%(A)                   $250,265         $246,746

8.25% Debentures due 2025 (due 2005
   at option of Company), net of
   unamortized debt costs of $2,167
   in 2001 and $2,198 in 2000,
   effective interest rate 8.553%(A)                     69,733           69,702

5.0%-7.125% Medium-Term Notes due
   2003 and 2009, net of
   unamortized debt costs of $904
   in 2001 and $1,033 in 2000(B)                        197,096          196,967

7.0% Subordinated Convertible Notes
   due March 21, 2003(C)                                     --           40,000
--------------------------------------------------------------------------------
Total notes and debentures                              517,094          553,415
--------------------------------------------------------------------------------
Less current portion                                         --               --
--------------------------------------------------------------------------------
Total long-term debt                                   $517,094         $553,415
--------------------------------------------------------------------------------

(A) In March 1995 the Company completed a public offering of $400.0 million of unsecured notes and debentures. The offering consisted of 10-year notes aggregating $250.0 million maturing March 15, 2005, at an annual rate of 7.625% and 30-year debentures aggregating $150.0 million maturing March 15, 2025, at an annual rate of 8.25%. The debentures are callable after ten years. Interest is payable semi-annually on March 15 and September 15 on both the notes and the debentures. In 2001 the Company entered into interest rate swap agreements to exchange the fixed interest rate on a portion of the ten-year notes for a variable interest rate. The value of the Company's ten-year notes was increased by $2.8 million to reflect an increase in the fair value as of December 30, 2001 (see Note 8).

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

(B) On August 21, 1998, the Company filed a $300.0 million shelf registration on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. As of December 30, 2001, the Company had issued a total of $198.0 million, excluding unamortized debt costs under the medium-term note program. The notes have maturity dates ranging from October 8, 2003, through November 15, 2009, and pay interest semi-annually with rates ranging from 5.0% to 7.125%.

(C) On September 28, 2001, the Company repaid $40.0 million in 7.0% subordinated convertible notes that were issued in March 2000 to three venture capital firms. These notes, which were to mature in March 2003, allowed the venture capital firms to call the notes beginning January 1, 2002, if the Company did not issue a certain new class of stock by this date. The Company agreed to repay the notes prior to the call and maturity dates and subsequently borrowed lower-rate commercial paper.

                          ----------------------------

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of long-term debt was $543.8 million as of December 30, 2001, and $582.8 million as of December 31, 2000.

In June 2001 total available funds under the Company's revolving credit agreements were voluntarily decreased to $540.0 million from $600.0 million. The Company's one-year agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2002. The Company's multi-year agreement was renewed and decreased to $270.0 million from $300.0 million and will now mature in June 2006.

The revolving credit agreements permit borrowings, which bear interest at the Company's option (i) for domestic borrowings: based on a certificates of deposit rate, a Federal Funds rate, a base rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company's credit rating. The revolving credit agreements include provisions that require, among other matters, specified levels (amended in 2001) of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $349.7 million as of December 30, 2001.

In June 2001 the Company voluntarily decreased its ability to issue commercial paper to $540.0 million from $600.0 million. The commercial paper facility is supported by the Company's revolving credit agreements. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days.

As of December 30, 2001, the Company had $158.3 million in commercial paper outstanding with an annual weighted average interest rate of 2.0% and an average of 11 days to maturity from original issuance.

As of December 31, 2000, the Company had $291.3 million in commercial paper outstanding with an annual weighted average interest rate of 6.6% and an average of 52 days to maturity from original issuance.

Total debt as of December 30, 2001, including commercial paper and capital lease obligations (see Note 17), amounted to $759.5 million. Total unused borrowing capacity under all financing arrangements amounted to $483.7 million as of December 30, 2001.

The aggregate face amount of maturities of long-term debt over the next five years are as follows: 2002, none; 2003, $49.5 million; 2004, none; 2005, $250.0 million; 2006, none, and $220.4 million, thereafter.

Interest expense, net as shown in the accompanying Statements of Income was as follows:

--------------------------------------------------------------------------------
(IN THOUSANDS)                               2001           2000           1999
--------------------------------------------------------------------------------
Interest expense                         $ 51,864       $ 68,567       $ 52,503

Capitalized interest                         (459)            --             --

Interest income                            (4,206)        (4,469)        (1,785)
--------------------------------------------------------------------------------
Interest expense, net                    $ 47,199       $ 64,098       $ 50,718
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

8. DERIVATIVE INSTRUMENTS

In 2001 the Company entered into interest rate swap agreements, designated as fair-value hedges as defined under SFAS No. 133, with notional amounts totaling $100.0 million with variable interest rates which are reset quarterly based on three-month LIBOR. These agreements were entered into to exchange the fixed interest rate on a portion of the Company's ten-year $250.0 million 7.625% notes that mature on March 15, 2005, for a variable interest rate. The fair value of the interest rate swap agreements as of December 30, 2001, was $2.8 million. This resulted in the recording of an interest rate swap asset and an increase in the value of the ten-year notes of $2.8 million along with an off-setting gain and loss in earnings which was included in interest expense, net, in the Company's Consolidated Statement of Income. The difference between fixed and variable interest rates to be paid or received is accrued as interest rates change, and recognized as an adjustment to interest expense.

The Company entered into a newsprint swap agreement ("newsprint swap") with Enron Corp. ("Enron") in 1998, which was terminated by the Company for default in January 2002 ("termination date"). From the date of adoption of SFAS No. 133, the newsprint swap was designated as a cash flow hedge and the changes in the fair value of the newsprint swap have been recorded in "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity. Because Enron filed for bankruptcy in December 2001, the Company could not be assured of settlement from Enron throughout the life of the contract. Therefore, hedge accounting under SFAS No. 133 was no longer permitted as of the date of Enron's bankruptcy. The changes in fair value of the newsprint swap from the date of bankruptcy to the termination date of the contract will be recognized in earnings. The amount recognized in earnings in 2001 was immaterial.

--------------------------------------------------------------------------------

9. INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with SFAS No. 109, Accounting for Income Taxes. Reconciliations between the effective tax rate on income before income taxes and the federal statutory rate are presented below.

-------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                          2001                    2000                    1999
-------------------------------------------------------------------------------------------------------------------
                                                            % OF                    % OF                    % OF
                                                  AMOUNT   PRETAX         AMOUNT   PRETAX         AMOUNT   PRETAX
-------------------------------------------------------------------------------------------------------------------
Tax at federal statutory rate                  $ 117,199     35.0%     $ 206,886     35.0%     $ 181,934     35.0%

Increase (decrease)

   State and local taxes - net                    11,663      3.5         29,910      5.1         31,189      6.0

   Amortization of nondeductible intangible
     assets acquired                               9,273      2.8         10,581      1.8          9,876      1.9

   Other - net                                    (2,528)    (0.8)        (1,784)    (0.3)        (2,620)    (0.5)
-------------------------------------------------------------------------------------------------------------------
Subtotal                                         135,607     40.5%       245,593     41.6%       220,379     42.4%
-------------------------------------------------------------------------------------------------------------------
Tax effect of net gain on dispositions,
  write-downs and other                            2,025                  21,911                      --
-------------------------------------------------------------------------------------------------------------------
Income tax expense                             $ 137,632               $ 267,504               $ 220,379
-------------------------------------------------------------------------------------------------------------------

The components of income tax expense as shown in the Consolidated Statements of Income were as follows:

--------------------------------------------------------------------------------
(IN THOUSANDS)                               2001           2000           1999
--------------------------------------------------------------------------------
Current tax expense

   Federal                              $ 137,419      $ 248,838      $ 188,045

   State, local, foreign                   47,038         48,774         76,032
--------------------------------------------------------------------------------
Total current tax expense                 184,457        297,612        264,077
--------------------------------------------------------------------------------
Deferred tax benefit

   Federal                                (18,218)       (28,193)       (15,405)

   State, local, foreign                  (28,607)        (1,915)       (28,293)
--------------------------------------------------------------------------------
Total deferred tax benefit                (46,825)       (30,108)       (43,698)
--------------------------------------------------------------------------------
Income tax expense                      $ 137,632      $ 267,504      $ 220,379
--------------------------------------------------------------------------------

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $30.6 million in 2001, $22.9 million in 2000 and $35.5 million in 1999.

State tax operating loss carryforwards totaled $11.1 million as of December 30, 2001. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from one to 20 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $2.7 million ($1.7 million net of federal benefit) as of December 30, 2001.

Tax expense in 2001, 2000 and 1999 was reduced by $0.2 million, $1.4 million and $0.4 million ($0.3 million, $2.1 million and $0.7 million before federal income tax effect) due to a reduction in the valuation allowance attributable to state net operating loss tax benefits.

The Company generated $16.0 million in investment tax credits in the state of New York in connection with the construction of its Flushing, NY facility in 1997. The Company has fully utilized the investment tax credit for state income tax purposes. For financial statement purposes, the Company has selected the deferral method of accounting for investment tax credits, and will amortize the tax benefit over the average useful life of the assets which ranges from 10 to 20 years.

The Company reduced goodwill by $3.1 million in 2000 as a result of pre-acquisition tax refunds.

"Accrued income taxes" in the Company's Consolidated Balance Sheet as of December 30, 2001, increased as compared with the prior year primarily due to income taxes payable in connection with the gain on the sale of the Magazine Group and GolfDigest.com. The Internal Revenue Service granted all companies in the five boroughs of New York City an extension in connection with the terrorist attacks, on income taxes payable after September 11, 2001, until January 15, 2002. The Company paid the income taxes related to the gain on January 15, 2002.

In 2001 the Internal Revenue Service completed its examination of federal income tax returns for 1996 and 1997. The examination did not have a material effect on the Company's Consolidated Financial Statements.

The Internal Revenue Service audits for the years 1998 through 2000 are currently in process and are not expected to have a material effect on the Company's Consolidated Financial Statements.

The components of the net deferred tax liabilities recognized on the respective Consolidated Balance Sheets were as follows:

--------------------------------------------------------------------------------
                                                 DECEMBER 30,      DECEMBER 31,
(IN THOUSANDS)                                           2001              2000
--------------------------------------------------------------------------------
Deferred Tax Assets

   Retirement, postemployment and
     deferred compensation plans                    $ 251,151         $ 226,544

   Accruals for other employee
     benefits, compensation,
     insurance and other                               87,089            74,713

   Accounts receivable allowances                      11,993            13,493

   Other                                               42,730            43,699
--------------------------------------------------------------------------------
Total deferred tax assets                             392,963           358,449

Valuation allowance                                    (1,737)           (1,922)
--------------------------------------------------------------------------------
Net deferred tax assets                               391,226           356,527
--------------------------------------------------------------------------------
Deferred Tax Liabilities

   Property, plant and equipment                      237,512           253,881

   Intangible assets                                  107,853           106,598

   Investments in joint ventures                        4,932            15,616

   Other                                               26,940            23,740
--------------------------------------------------------------------------------
Total deferred tax liabilities                        377,237           399,835
--------------------------------------------------------------------------------
Net deferred tax (asset)/liability                    (13,989)           43,308
--------------------------------------------------------------------------------
Amounts included in
   Total current assets                                78,737            62,939
--------------------------------------------------------------------------------
Deferred income tax liability                       $  64,748         $ 106,247
--------------------------------------------------------------------------------

As of December 30, 2001, and December 31, 2000, "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets and for the years then ended in the Consolidated Statements of Stockholders' Equity was net of a deferred income tax asset of $6.6 million, and $2.3 million, respectively.

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

In accordance with SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits, the components of net periodic pension cost for all Company-sponsored pension plans were as follows:

--------------------------------------------------------------------------------
(IN THOUSANDS)                                     2001        2000        1999
--------------------------------------------------------------------------------
Service cost                                   $ 25,093    $ 24,058    $ 25,248

Interest cost                                    66,863      61,609      54,781

Expected return on plan assets                  (65,795)    (62,153)    (48,190)

Recognized actuarial (gain)/loss                 (2,068)     (4,053)      1,655

Amortization of prior service cost                  777         873         576

Amortization of transition (asset)/obligation        (2)        243         609

Effect of curtailment                            (4,057)         --          --

Effect of special termination benefits           15,808          --          --
--------------------------------------------------------------------------------
Net periodic pension cost                      $ 36,619    $ 20,577    $ 34,679
--------------------------------------------------------------------------------

In 2000, subsequent to the prior year valuation measurement date, the Company sold various newspapers (see Note 2). In addition, in 2001 the Company sold the Magazine Group and GolfDigest.com (see Note 2), as well as reduced its work force in connection with its work force reduction program (see Note 6). These events resulted in a curtailment because it reduced the future working lifetime of impacted employees.

The special termination benefits were related to the Company's work force reduction program in 2001.

Assumptions used in the actuarial computations were as follows:

--------------------------------------------------------------------------------
                                                            2001    2000    1999
--------------------------------------------------------------------------------
Discount rate                                              7.25%   7.75%   7.75%

Rate of increase in compensation levels                    5.00%   5.00%   5.00%

Expected long-term rate of return on assets                9.00%   9.00%   9.00%
--------------------------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several other pension plans, including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $29.5 million in 2001, $28.7 million in 2000, and $29.6 million in 1999.

In 2001 the Company changed the valuation measurement date from September 30 to December 30. This change in accounting principle was made to have the valuation completed as of the date of the Company's year end. The change in the valuation measurement date did not have a material effect on the Company's results of operations or financial position.

The changes in benefit obligation and plan assets as of December 30, 2001, and September 30, 2000, were as follows:

--------------------------------------------------------------------------------
(IN THOUSANDS)                                              2001           2000
--------------------------------------------------------------------------------
Change in benefit obligation

Benefit obligation at prior
   measurement date                                    $ 851,834      $ 755,385

Service cost                                              25,093         24,058

Interest cost                                             66,863         61,609

Plan participants' contributions                             118            145

Amendments                                                    --            311

Actuarial loss                                            56,762         15,038

Acquisitions                                                  --         34,179

Curtailments                                               5,090             --

Benefits paid                                            (49,497)       (38,891)

Effect of change in the measurement date                  13,307            N/A
--------------------------------------------------------------------------------
Benefit obligation at current
   measurement date                                      969,570        851,834
--------------------------------------------------------------------------------
Change in plan assets

Fair value of plan assets at prior
   measurement date                                      748,633        647,144

Actual (loss)/return on plan assets                      (34,300)        95,950

Employer contribution                                     10,950          7,125

Plan participants' contributions                             118            145

Acquisitions                                                  --         37,160

Benefits paid                                            (49,497)       (38,891)

Effect of change in the measurement date                 (34,814)           N/A
--------------------------------------------------------------------------------
Fair value of plan assets at current
   measurement date                                      641,090        748,633
--------------------------------------------------------------------------------
Funded status                                           (328,480)      (103,201)

Unrecognized actuarial loss/(gain)                        73,065       (130,136)

Unrecognized transition obligation                            --             59

Unrecognized prior service cost                            8,568          9,431

Contribution paid after measurement date                      --          1,834
--------------------------------------------------------------------------------
Net amount recognized                                  $(246,847)     $(222,013)
--------------------------------------------------------------------------------
Amounts recognized in the Consolidated
   Balance Sheets consist of:
--------------------------------------------------------------------------------
Accrued benefit cost                                   $(252,974)     $(222,013)

Intangible asset                                           2,348             --

Accumulated other comprehensive
   income/(loss)                                           3,779             --
--------------------------------------------------------------------------------
Net amount recognized                                  $ 246,847      $ 222,013
--------------------------------------------------------------------------------

The financial statement effects of the Company's Supplemental Employee Retirement Plans were included in the tables above. The primary portion of the Company's net obligation under these plans is included in "Other Liabilities -- Other" in the Company's Consolidated Balance Sheets (see Note 12).

The amount of cost recognized for employer-sponsored defined contribution benefit plans for the year ended December 30, 2001, was $13.8 million, $13.2 million for the year ended December 31, 2000, and $11.9 million for the year ended December 26, 1999.

--------------------------------------------------------------------------------

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND POSTEMPLOYMENT BENEFITS

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employees meet specified age and service requirements.

In accordance with SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, the Company accrues the costs of such benefits during the employees' active years of service.

Net periodic postretirement cost was as follows:

--------------------------------------------------------------------------------
(IN THOUSANDS)                                      2001        2000       1999
--------------------------------------------------------------------------------
Components of net periodic benefit cost

Service cost                                    $  5,030    $  4,790    $ 4,363

Interest cost                                     10,622      10,578      8,499

Recognized actuarial gain                         (1,226)     (1,292)    (1,167)

Amortization of prior service cost                (3,182)     (3,182)    (2,231)
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost        $ 11,244    $ 10,894    $ 9,464
--------------------------------------------------------------------------------

The Company's policy is to pay claims and premiums under the above-mentioned plans from Company assets.

The accumulated postretirement benefit obligation assumptions were as follows:

--------------------------------------------------------------------------------
                                              2001          2000         1999
--------------------------------------------------------------------------------
Discount rate                                7.25%         7.75%        7.75%

Estimated increase in compensation level     5.00%         5.00%        5.00%

Health care cost trend rate range         9.50%-4.25%   7.25%-5.00%  7.75%-5.00%
--------------------------------------------------------------------------------

A one-percentage point change in assumed health care cost trend rates would have the following effects in 2001:

--------------------------------------------------------------------------------
                                               ONE-PERCENTAGE    ONE-PERCENTAGE
(IN THOUSANDS)                                 POINT INCREASE    POINT DECREASE
--------------------------------------------------------------------------------
Effect on total service
   and interest cost
   for 2001                                        $ 2,316          $(1,868)

Effect on accumulated
   postretirement
   benefit obligation
   as of December 30,
   2001                                            $24,657          $(20,261)
--------------------------------------------------------------------------------

In 2001 the Company changed the valuation measurement date from September 30 to December 30. This change in accounting principle was made to have the valuation completed as of the date of the Company's year end. The change in the valuation measurement date did not have a material effect on the Company's results of operations or financial position.

The accrued postretirement benefit liability and the change in benefit obligation as of December 30, 2001, and September 30, 2000, were as follows:

--------------------------------------------------------------------------------
(IN THOUSANDS)                                              2001           2000
--------------------------------------------------------------------------------
Change in benefit obligation

Benefit obligation at prior measurement
   date                                                $ 140,487      $ 115,627

Service cost                                               5,030          4,790

Interest cost                                             10,622         10,578

Plan participants' contributions                             959          1,848

Actuarial loss                                            39,264         22,235

Amendments                                                    --        (14,001)

Acquisitions                                                  --          7,007

Benefits paid                                             (7,253)        (7,597)

Effect of change in the measurement date                   2,065            N/A
--------------------------------------------------------------------------------
Benefit obligation at current
   measurement date                                      191,174        140,487
--------------------------------------------------------------------------------
Change in plan assets

Fair value of plan assets at prior
   measurement date                                           --             --

Employer contribution                                      7,253          7,597

Benefits paid                                             (7,253)        (7,597)
--------------------------------------------------------------------------------
Fair value of plan assets at current
   measurement date                                           --             --
--------------------------------------------------------------------------------
Funded status                                           (191,174)      (140,487)

Unrecognized actuarial loss/(gain)                        24,728        (21,156)

Unrecognized prior service cost                          (23,596)       (26,778)

Contribution paid after measurement date                      --          2,044
--------------------------------------------------------------------------------
Net amount recognized                                  $(190,042)     $(186,377)
--------------------------------------------------------------------------------

In connection with collective bargaining agreements, the Company contributes to several welfare plans, including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, related to postretirement benefits for plan participants. Total contributions to these welfare plans were $28.2 million in 2001, $25.7 million in 2000, and $25.5 million in 1999. The primary portion of the Company's net obligation under these plans is included in "Other Liabilities -- Other" on the Company's Consolidated Balance Sheets (see Note 12).

In accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees after employment but before retirement (such as workers' compensation, disability benefits and health care continuation coverage) during the employees' active years of service. The accrued cost of these benefits is included in "Other Liabilities -- Other" in the Company's Consolidated Balance Sheets and amounted to $15.9 million as of December 30, 2001, and $14.4 million as of December 31, 2000.

--------------------------------------------------------------------------------

12. OTHER LIABILITIES

The components of the "Other Liabilities -- Other" balance in the Company's Consolidated Balance Sheets were as follows:

--------------------------------------------------------------------------------
                                                 DECEMBER 30,      DECEMBER 31,
(IN THOUSANDS)                                           2001              2000
--------------------------------------------------------------------------------
Pension plan obligation
   (see Note 10)                                    $ 252,974          $222,013

Obligation for postretirement
   benefits other than pensions
   and postemployment benefits
   (see Note 11)                                      190,042           186,377

Deferred compensation                                 101,537            95,783

Other                                                 226,568           203,255
--------------------------------------------------------------------------------
                                                    $ 771,121          $707,428
--------------------------------------------------------------------------------
Less amount included in current
   liabilities                                         (6,417)           (2,395)
--------------------------------------------------------------------------------
Total                                               $ 764,704          $705,033
--------------------------------------------------------------------------------

Certain eligible executives of the Company have elected to defer a portion of their compensation on a pre-tax basis under a deferred executive compensation plan sponsored by the Company. The deferrals are initially for a period of up to four years but may be extended by participants, after which time taxable distributions must begin. Employees' contributions earn income based on the performance of investment funds they select.

The deferred compensation obligation is recorded at fair market value in "Other Liabilities -- Other" in the Company's Consolidated Balance Sheets, and amounted to $101.5 million as of December 30, 2001, and $95.8 million as of December 31, 2000. The Company invests the majority of employee contributions in life insurance products designed to closely mirror the performance of the investment funds that the participants select. The remainder of employee contributions are invested in mutual funds. The Company's corresponding investments are recorded at fair market value and are included in "Miscellaneous Assets" in the Company's Consolidated Balance Sheets, and amounted to $100.0 million as of December 30, 2001, and $96.3 million as of December 31, 2000.

--------------------------------------------------------------------------------

13. EARNINGS PER SHARE

Basic and diluted earnings per share for the years ended December 30, 2001, December 31, 2000 and December 26, 1999, were as follows:

----------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         2001       2000       1999
----------------------------------------------------------------------------------------
Basic earnings per share computation

Numerator

  Income from continuing operations                       $202,222   $386,240   $299,433

  Discontinued operations, net of income taxes             242,450     11,296     10,744
                                                          --------   --------   --------
  Net income                                              $444,672   $397,536   $310,177
                                                          ========   ========   ========

Denominator

  Average number of common shares outstanding              157,082    167,987    175,587
----------------------------------------------------------------------------------------
Income from continuing operations                         $   1.29   $   2.30   $   1.71

Discontinued operations, net of income taxes                  1.54        .07        .06
----------------------------------------------------------------------------------------
Net income                                                $   2.83   $   2.37   $   1.77
----------------------------------------------------------------------------------------
Diluted earnings per share computation

Numerator

  Income from continuing operations                       $202,222   $386,240   $299,433

  Discontinued operations, net of income taxes             242,450     11,296     10,744
                                                          --------   --------   --------
  Net income                                              $444,672   $397,536   $310,177
                                                          ========   ========   ========

Denominator

  Average number of common shares outstanding              157,082    167,987    175,587

  Incremental shares for assumed exercise of securities      2,999      3,610      3,657
----------------------------------------------------------------------------------------
  Total shares                                             160,081    171,597    179,244
----------------------------------------------------------------------------------------
Income from continuing operations                         $   1.26   $   2.25   $   1.67

Discontinued operations, net of income taxes                  1.52        .07        .06
----------------------------------------------------------------------------------------
Net income                                                $   2.78   $   2.32   $   1.73
----------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

14. EXECUTIVE AND NON-EMPLOYEE DIRECTORS' INCENTIVE PLANS

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

The Plans provide for granting of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Class A Common Stock on the date of grant. These options generally have a term of 10 years and become exercisable in annual periods ranging from one year to four years from the date of grant. Payment upon exercise of an option may be made in cash, or with previously-acquired shares.

Under the Company's Non-Employee Directors' Stock Option Plan (the "Directors' Plan"), non-qualified options with 10-year terms are granted annually to each non-employee director of the Company. Under the grant, a director may purchase 4,000 shares of Class A Common Stock from the Company at the fair market value of such shares at the date of grant. Options for an aggregate of 0.5 million shares of Class A Common Stock may be granted under the Directors' Plan.

Changes in the Company's stock options for the three-year period ended December 30, 2001, were as follows:

--------------------------------------------------------------------------------------------------------------
                                                    2001                   2000                   1999
                                            -------------------    --------------------   --------------------
                                                       WEIGHTED                WEIGHTED               WEIGHTED
                                                        AVERAGE                 AVERAGE                AVERAGE
                                            NUMBER OF  EXERCISE    NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
(SHARES IN THOUSANDS)                        OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
--------------------------------------------------------------------------------------------------------------
Options outstanding, beginning of year       25,002       $33       21,703       $30       20,317       $23

Granted                                       5,455        43        5,897        40        5,271        47

Exercised                                    (2,985)       21       (1,966)       18       (3,574)       15

Forfeited                                    (1,082)       41         (632)       35         (311)       26
--------------------------------------------------------------------------------------------------------------
Options outstanding, end of year             26,390       $36       25,002       $33       21,703       $30
--------------------------------------------------------------------------------------------------------------
Options exercisable, end of year             14,317       $31       12,857       $26       10,343       $22
--------------------------------------------------------------------------------------------------------------

The Company's stock options outstanding at December 30, 2001, were as follows:

-------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                        --------------------------------------------------   --------------------------------
                                     WEIGHTED AVERAGE
                          NUMBER        REMAINING       WEIGHTED REMAINING     NUMBER     WEIGHTED AVERAGE
EXERCISE PRICE RANGES   OF OPTIONS   CONTRACTUAL LIFE     EXERCISE PRICE     OF OPTIONS    EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------
$ 5-10                        29         1 year               $ 9                  29            $ 9

$10-15                     2,605         3 years               13               2,605             13

$15-20                     1,622         5 years               19               1,622             19

$20-35                     6,539         7 years               33               5,740             33

$35-50                    15,595         9 years               43               4,321             45
-------------------------------------------------------------------------------------------------------------
                          26,390                              $36              14,317            $31
-------------------------------------------------------------------------------------------------------------

As part of an initiative to simplify the corporate structure and administration of the Company, in December 2001, the Company merged out of existence a subsidiary (the "Subsidiary") that had its own stock option plan. Following the merger, all outstanding Subsidiary stock options could no longer be exercised. To provide equitable treatment for the holders of the options under the Subsidiary stock option plan, the Company decided to pay the holders fair consideration for their options. The holders of most of the Subsidiary stock options will receive either cash or stock options exercisable for the Company's Class A Common Stock ("Company stock options"). No payment will be made to the holders of a smaller portion of the Subsidiary stock options, whose options had no value at the time of the merger or who were members of the Company's Board of Directors or certain senior executives of the Company. The Company recognized $1.1 million of compensation expense in 2001, of which $0.8 million was related to the merger and the remaining amount related to the Subsidiary stock options. The Company recognized $1.9 million in 2000 and $2.0 million in 1999 of compensation expense related to the Subsidiary stock options. The Subsidiary stock options that will be deemed exchanged for the Company stock options could result in compensation expense being recognized from the date of the deemed exchange until the stock options are exercised, forfeited or expire unexercised. Compensation expense will be recognized, in each reporting period, in an amount equal to the excess, if any, of (i) the market price of the Company's Class A Common Stock at the end of each reporting period over (ii) the Company stock option's exercise price, multiplied by the number of Company stock options then outstanding.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to accounting for its stock option and employee stock purchase plans ("Employee Stock-Based Plans") (see Note 15).

The weighted average fair values for stock option grants were $13.69 in 2001, $13.94 in 2000 and $15.84 in 1999. The weighted average values for the Company's Employee Stock Purchase Plan ("ESPP") rights were $9.21 in 2001, $9.46 in 2000 and $8.62 in 1999. The weighted average values were estimated at the date of grant using the Black Scholes Option Valuation model and the assumptions presented in the table below.

---------------------------------------------------------------------------------------------------
                                         STOCK OPTIONS                         ESPP RIGHTS
                                   ------------------------           -----------------------------
                                   2001      2000      1999           2001        2000        1999
---------------------------------------------------------------------------------------------------
Risk-free interest rate            4.46%     5.00%     6.20%           5.6%       5.16%       4.15%

Expected life                    5 years   5 years   5 years      1.1 years   1.1 years   1.1 years

Expected volatility               31.51%    34.09%    28.08%         31.51%      34.09%      28.08%

Expected dividend yield            1.14%     1.12%     0.87%          1.45%       1.33%       1.89%
---------------------------------------------------------------------------------------------------

Had compensation cost for the Employee Stock-Based Plans been determined over the vesting period based on the fair value at the grant date for awards under those plans, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

-------------------------------------------------------------------------------------------------------------------------
                                                    2001                        2000                       1999
                                        -------------------------   -------------------------   -------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)   AS REPORTED     PRO FORMA   AS REPORTED     PRO FORMA   AS REPORTED     PRO FORMA
-------------------------------------------------------------------------------------------------------------------------
Net Income                                 $444,672      $397,479      $397,536      $353,323      $310,177      $279,807

Basic earnings per share                   $   2.83      $   2.53      $   2.37      $   2.10      $   1.77      $   1.59

Diluted earnings per share                 $   2.78      $   2.48      $   2.32      $   2.06      $   1.73      $   1.56
-------------------------------------------------------------------------------------------------------------------------

15. CAPITAL STOCK

The Company's Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A shares. As provided for in the Company's Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the directors of the Board, and the Class A and Class B Common Stock have the right to vote together on reservation of Company shares for stock options and other stock-related plans, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

The Company paid $623.7 million in 2001 and $580.6 million in 2000 to repurchase shares of Class A Common Stock. The Company repurchased 15.0 million shares in 2001 at an average cost of $41.68 per share and 14.6 million shares in 2000 at an average cost of $39.77 per share.

On April 17, 2001, the Board of Directors authorized additional repurchase expenditures under the Company's stock repurchase program for up to $300.0 million. During the period from December 31, 2001, through January 28, 2002, the Company paid $24.6 million to repurchase 0.6 million shares of Class A Common Stock at an average price of $43.70 per share. As of January 28, 2002, the remaining amount of the repurchase authorization from the Company's Board of Directors is $107.1 million. Under the authorization, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. The effect of repurchases on diluted earnings per share was an increase to earnings per share of $.12 in 2001, $.09 in 2000 and $.07 in 1999.

The Company retired 13.9 million and 13.4 million shares from treasury in 2001 and 2000, respectively. The 2001 retirement resulted in a reduction of $573.1 million in treasury stock, $1.4 million in Class A Common Stock, $91.1 million in Additional Paid-In Capital and $480.6 million in Retained Earnings. The 2000 retirement resulted in a reduction of $513.5 million in treasury stock, $1.3 million in Class A Common Stock, $56.4 million in Additional Paid-In Capital and $455.8 million in Retained Earnings.

Under the 2002 Offering of the ESPP, eligible employees may purchase Class A Common Stock through payroll deductions during the 2002 plan year at the lower of $32.71 per share (85% of the average market price on October 1, 2001) or 85% of the average market price on November 29, 2002. Between 43% to 46% of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company issued 1.0 million shares in 2001, 1.1 million shares in 2000 and
1.5 million shares in 1999.

In December 2001 the Company awarded 50,000 shares of restricted common stock to a certain executive. These shares vest at the end of a 5-year period.

In December 2000 the Company awarded 28,000 shares of restricted common stock to certain executives. These shares vest 50% in December 2003 and 50% in December 2004.

The Company will expense the value of the shares awarded from both grants over the vesting period.

Shares of Class A Common Stock reserved for issuance were as follows:

--------------------------------------------------------------------------------
                                                    DECEMBER 30,    DECEMBER 31,
(SHARES IN THOUSANDS)                                       2001            2000
--------------------------------------------------------------------------------
Stock Options
  Outstanding                                             26,390          25,002
  Available                                               16,657          21,031
--------------------------------------------------------------------------------
Employee Stock Purchase Plan
  Available                                               10,785           1,785
--------------------------------------------------------------------------------
Voluntary Conversion of
  Class B Common Stock
  Available                                                  847             847
--------------------------------------------------------------------------------
Retirement Units and Other Awards
  Outstanding                                                147             163
  Available                                                1,855           1,905
--------------------------------------------------------------------------------
Total
  Outstanding                                             26,537          25,165
  Available                                               30,144          25,568
--------------------------------------------------------------------------------

The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

--------------------------------------------------------------------------------

16. SEGMENT INFORMATION

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Newspaper, Broadcast, and its digital division, NYTD. For the years presented herein, the Newspaper Group is comprised of the following operating segments, each of which has its own management: The New York Times, The New England Newspapers, which includes The Boston Globe (the "Globe") and the T&G, and 15 other newspapers ("Regional Newspapers"). The economic characteristics, products, services, production process, customer type and distribution methods for the operating segments of the Newspaper Group are substantially similar and have therefore been aggregated as a reportable segment.

Broadcast and NYTD are managed separately and have different economic characteristics from those of the Newspaper Group, and are therefore shown as separate reportable segments.

Prior to April 2001, the Magazine Group was reported as a separate reportable segment, but it has since been sold and its results of operations are classified as discontinued operations for all periods presented.

Revenues from individual customers, and revenues, operating profit and identifiable assets of foreign operations are not significant. For the years presented herein, the following are the Company's reportable operating segments:

NEWSPAPER GROUP

The New York Times, the New England Newspaper Group, which includes the Globe and the T&G, Regional Newspapers, newspaper distributors, a news service, a features syndicate, TimesDigest and licensing of the trademarks and copyrights of The Times and the Globe.

In 2001, for financial reporting purposes, the Globe and the T&G were combined and presented as the New England Newspaper Group.

BROADCAST GROUP

Eight network-affiliated television stations and two radio stations.

NEW YORK TIMES DIGITAL

NYTD consists of NYTimes.com, Boston.com and Digital Archive Distribution, which licenses archive databases of The Times and the Globe to electronic information providers. In 2001 the Company sold GolfDigest.com, which was included in the sale of the Company's golf properties.

The Company's Statements of Income on a segment basis were as follows:

----------------------------------------------------------------------------------------------------------------
                                                                                  YEARS ENDED
                                                               -------------------------------------------------
                                                               DECEMBER 30,      DECEMBER 31,      DECEMBER 26,
(IN THOUSANDS)                                                         2001              2000              1999
----------------------------------------------------------------------------------------------------------------
REVENUES

Newspapers                                                      $ 2,826,116       $ 3,160,247       $ 2,857,380

Broadcast                                                           140,914           160,297           150,130

New York Times Digital                                               60,337            66,590            43,680

Intersegment eliminations(A)                                        (11,409)          (13,117)           (5,000)
----------------------------------------------------------------------------------------------------------------
Total                                                           $ 3,015,958       $ 3,374,017       $ 3,046,190
----------------------------------------------------------------------------------------------------------------
OPERATING PROFIT (LOSS)

Newspapers                                                      $   388,974       $   677,643       $   568,600

Broadcast                                                            35,195            48,818            45,833

New York Times Digital                                               (7,318)          (70,007)          (14,063)

Unallocated corporate expenses                                      (42,448)          (39,875)          (47,740)
----------------------------------------------------------------------------------------------------------------
Total                                                               374,403           616,579           552,630
----------------------------------------------------------------------------------------------------------------
Income from joint ventures                                            7,650            15,914            17,900

Interest expense, net                                                47,199            64,098            50,718

Gain on dispositions of assets and other - net                        5,000            85,349                --
----------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes               339,854           653,744           519,812

Income taxes                                                        137,632           267,504           220,379
----------------------------------------------------------------------------------------------------------------
Income from continuing operations                                   202,222           386,240           299,433
----------------------------------------------------------------------------------------------------------------
   Income from operations of discontinued Magazine Group,
     net of income taxes                                              1,192            11,296            10,744

   Gain on disposal of Magazine Group, net of income taxes          241,258                --                --
----------------------------------------------------------------------------------------------------------------
Discontinued operations, net of income taxes                        242,450            11,296            10,744
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $   444,672       $   397,536       $   310,177
----------------------------------------------------------------------------------------------------------------

(A) Intersegment eliminations primarily include license fees between NYTD and other segments.

Newspaper Group operating profit includes work force reduction expenses of $86.5 million for 2001. Operating profit includes charges related to Buyouts of $2.1 million for 2000 and $15.4 million for 1999.

The Broadcast Group operating profit includes work force reduction expenses of $0.2 million for 2001. Operating profit includes charges related to Buyouts of $0.9 million for 2000 and $0.1 million for 1999.

NYTD operating loss includes work force reduction expenses of $0.7 million in 2001. Operating loss includes charges related to Buyouts of $0.4 million in 2000. Additionally, the 2000 operating loss includes a $22.7 million pre-tax noncash charge for a write-down of intangible assets related to the acquisition of Abuzz.

Unallocated corporate expense include work force reduction expenses of $3.0 million in 2001, and charges related to Buyouts of $1.0 million in 2000.

Advertising, circulation and other revenue, by major product of the Newspaper Group, were as follows:

--------------------------------------------------------------------------------
                                                                     % CHANGE
                                                                  --------------
(IN MILLIONS)                        2001       2000       1999   01-00   00-99
--------------------------------------------------------------------------------
THE NEW YORK TIMES

   Advertising                   $1,098.5   $1,306.2   $1,175.2   (15.9)   11.2

   Circulation                      508.2      476.6      452.6     6.6     5.3

   Other                            151.7      144.6      129.3     4.9    11.8
--------------------------------------------------------------------------------
   Total                         $1,758.4   $1,927.4   $1,757.1    (8.8)    9.7
--------------------------------------------------------------------------------
NEW ENGLAND NEWSPAPER
  GROUP(A)

   Advertising                   $  451.3   $  552.3   $  462.4   (18.3)   19.4

   Circulation                      162.1      159.4      133.7     1.7    19.2

   Other                             27.5       35.2       22.5   (21.9)   56.2
--------------------------------------------------------------------------------
   Total                         $  640.9   $  746.9   $  618.6   (14.2)   20.7
--------------------------------------------------------------------------------
REGIONAL NEWSPAPERS

   Advertising                   $  323.8   $  368.6   $  363.4   (12.1)    1.4

   Circulation                       89.4      101.2      103.0   (11.7)   (1.8)

   Other                             13.6       16.1       15.3   (15.9)    5.6
--------------------------------------------------------------------------------
   Total                         $  426.8   $  485.9   $  481.7   (12.2)    0.9
--------------------------------------------------------------------------------
TOTAL NEWSPAPER GROUP

   Advertising                   $1,873.6   $2,227.1   $2,001.0   (15.9)   11.3

   Circulation                      759.7      737.2      689.3     3.1     6.9

   Other                            192.8      195.9      167.1    (1.6)   17.2
--------------------------------------------------------------------------------
   Total                         $2,826.1   $3,160.2   $2,857.4   (10.6)   10.6
--------------------------------------------------------------------------------

(A) The T&G was acquired on January 7, 2000, and the results of operations were included as of such date. Advertising, circulation, other and total revenue for the T&G in 2000 were $58.4 million, $23.5 million, $0.7 million and $82.6 million.

The percentage change excluding the divested Regionals was as follows:

--------------------------------------------------------------------------------
                                                                   % CHANGE
                                                              ------------------
                                                              01-00        00-99
--------------------------------------------------------------------------------
Regional Newspapers

   Advertising                                                (4.0)          4.9

   Circulation                                                (3.1)          1.1

   Other                                                      (4.5)          7.4
--------------------------------------------------------------------------------
   Total                                                      (3.8)          4.2
--------------------------------------------------------------------------------
Total Newspaper Group

   Advertising                                               (14.7)         12.1

   Circulation                                                 4.3           7.5

   Other                                                      (0.6)         17.5
--------------------------------------------------------------------------------
   Total                                                      (9.4)         11.3
--------------------------------------------------------------------------------

The Company's segment depreciation and amortization, capital expenditures and identifiable assets reconciled to consolidated amounts were as follows:

--------------------------------------------------------------------------------
                                                   YEARS ENDED
                                   ---------------------------------------------
                                   DECEMBER 30,    DECEMBER 31,    DECEMBER 26,
(IN THOUSANDS)                             2001           2000             1999
--------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION

Newspapers                           $  161,298      $  164,977      $  164,195

Broadcast                                16,071          16,732          17,368

New York Times Digital(A)                 7,373          33,314           4,586

Corporate                                 8,613          11,333           9,620

Investment in joint ventures                352             352             352
--------------------------------------------------------------------------------
Total                                $  193,707      $  226,708      $  196,121
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES

Newspapers                           $   67,695      $   50,882      $   40,160

Broadcast                                11,130           9,001          10,475

New York Times Digital                    6,032          20,136           9,726

Corporate                                 5,398           5,152          12,581
--------------------------------------------------------------------------------
Total                                $   90,255      $   85,171      $   72,942
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS

Newspapers                           $2,652,835      $2,754,716      $2,564,674

Broadcast                               364,709         368,112         377,221

Magazines                                    --          55,964          60,362

New York Times Digital                   31,745          38,378          50,538

Corporate                               302,584         282,189         321,067

Investment in joint ventures             86,811         107,320         121,940
--------------------------------------------------------------------------------
Total                                $3,438,684      $3,606,679      $3,495,802
--------------------------------------------------------------------------------

(A) In 2000, the Company recorded a write-down of intangible assets related to the acquisition of Abuzz amounting to $22.7 million, which was included in amortization expense.

--------------------------------------------------------------------------------

17. COMMITMENTS AND CONTINGENT LIABILITIES

NEW HEADQUARTERS BUILDING

The Company is in the process of developing a condominium office building (the "Building") in New York City that will serve as its new headquarters. In December 2001 a wholly owned subsidiary of the Company ("NYT") and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, "FC") became the sole members of The New York Times Building LLC (the "Building Partnership"), a partnership established for the purpose of constructing the Building. The Building will contain approximately 1.54 million square feet of space, of which approximately 825,000 square feet will be occupied by the Company.

The Building Partnership is a New York limited liability company and a separate and distinct legal entity from the Company. NYT's and FC's percentage interest in the Building Partnership are approximately 58% and 42%, respectively, at December 30, 2001. For financial reporting purposes, the Building Partnership's assets, liabilities and earnings are consolidated with those of the Company, and FC's minority interest in the Building Partnership is included in "Other Liabilities -- Other" in the Company's Consolidated Balance Sheet as of December 30, 2001. Capital expenditures attributable to NYT's interest in the Building are included in "Construction and equipment installation in progress" and capital expenditures attributable to FC's interest in the Building are included in "Miscellaneous Assets" in the Company's Consolidated Balance Sheet as of December 30, 2001. There was no impact on the Company's Consolidated Statement of Income for the year ended December 30, 2001.

The Company's Board of Directors has approved $87.3 million of NYT's share of the new building cost to date. At December 30, 2001, NYT had incurred capital expenditures of approximately $22.6 million, excluding capitalized interest.

In December 2001 the Building Partnership entered into a land acquisition and development agreement ("LADA") for the Building site with a New York State agency, which will acquire the site through a condemnation proceeding. Pursuant to the LADA, the Building Partnership is required to fund all of the costs of acquiring the Building site, and the Company has guaranteed payment of 100% of these acquisition costs. In addition, the Building Partnership has posted letters of credit totaling approximately $106.9 million with respect to such acquisition costs. The Company posted a letter of credit in the amount of $61.6 million as NYT's share of such costs, which expires on December 10, 2002, but has renewal provisions. At December 30, 2001, the entire letter of credit was available. FC posted a letter of credit in the amount of $45.3 million as its share of these costs. The transaction price for the Building site is $85.6 million. To the extent that actual costs to acquire the Building site exceed $85.6 million, the Building Partnership is entitled to a credit against payments due under the ground lease described below.

Upon acquisition of the Building site, the New York State agency will lease the site to the Building Partnership under a 99-year lease (the "ground lease"). Under the terms of the ground lease, no fixed rent is payable, but the Building Partnership is required to make payments in lieu of real estate taxes (PILOT), percentage (profit) rent with respect to retail portions of the Building and certain other payments over the term of the ground lease. The ground lease gives the Building Partnership the option to purchase the Building site after 29 years for nominal consideration.

The Building Partnership will be funded by capital contributions by NYT, FC and third-party loans. The Building Partnership has not entered into any loan agreements to date. Upon substantial completion of the construction of the core and shell, the Building will be converted to a leasehold condominium and the Building Partnership will be dissolved. At such time, ownership of the leasehold will transfer from the Building Partnership to NYT and FC, with ownership interests of 58% and 42% respectively (subject to certain options on the part of NYT to increase its ownership interest in the Building).

OPERATING LEASES

Such lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating expenses.

Rental expense amounted to $38.1 million in 2001, $37.4 million in 2000 and $32.8 million in 1999. The approximate minimum rental commitments under noncancelable leases at December 30, 2001, were as follows: 2002, $15.2 million; 2003, $11.7 million; 2004, $9.6 million; 2005, $8.6 million; 2006, $7.5 million and $32.6 million thereafter.

CAPITAL LEASES

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments at December 30, 2001, are as follows:

--------------------------------------------------------------------------------
(IN THOUSANDS)                                                          AMOUNT
--------------------------------------------------------------------------------
2002                                                                  $   8,591

2003                                                                      7,812

2004                                                                      7,374

2005                                                                      6,977

2006                                                                      6,952

Later years                                                             119,235
--------------------------------------------------------------------------------
Total minimum lease payments                                          $ 156,941

Less imputed interest                                                   (72,798)
--------------------------------------------------------------------------------
Present value of net minimum lease
   payments including current maturities                              $  84,143
--------------------------------------------------------------------------------

OTHER

The Company has various other guarantees which include a guarantee of a credit facility and leases of a third-party service provider and a guarantee of leases of three third-party printing and distribution facilities for The New York Times national edition. These guarantees total approximately $43.0 million as of December 30, 2001.

The Company also has letters of credit in the amount of $27.7 million, required by insurance companies, to provide support for the Company's workers' compensation liability that is included in the Company's Consolidated Balance Sheet as of December 30, 2001.

There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing these actions with legal counsel to the Company that the ultimate liability that might result from these actions would not have a material adverse effect on the Company's Consolidated Financial Statements.

--------------------------------------------------------------------------------

18. SUBSEQUENT EVENTS

In January 2002 Major League Baseball approved the sale of the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network) to New England Sports Ventures, LLC ("NESV"), in which the Company is an investor. The closing of the Red Sox sale is expected to be completed in the first quarter of 2002, and the Company's $75.0 million investment will represent an interest of approximately 15% in NESV.

On February 21, 2002, the Board of Directors authorized additional repurchase expenditures under the Company's stock repurchase program for up to $300.0 million.

INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
AND STOCKHOLDERS OF
THE NEW YORK TIMES COMPANY

We have audited the accompanying consolidated balance sheets of The New York Times Company (the "Company") as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2001. Our audits also included the financial statement schedules listed in the Index at
Item 14(b). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

New York, New York
January 28, 2002
(February 21, 2002 as to Note 18)

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


/s/ Russell T. Lewis

Russell T. Lewis
President and Chief Executive Officer
The New York Times Company


/s/ Leonard P. Forman

Leonard P. Forman
Senior Vice President and Chief Financial Officer
The New York Times Company

                        QUARTERLY INFORMATION (UNAUDITED)

                                      FIRST QUARTER     SECOND QUARTER    THIRD QUARTER     FOURTH QUARTER           YEAR
                                     -------------------------------------------------------------------------------------------
(IN MILLIONS, EXCEPT PER SHARE DATA)   2001     2000     2001     2000     2001     2000     2001     2000       2001      2000
--------------------------------------------------------------------------------------------------------------------------------
Revenues                             $778.2   $821.7   $760.3   $857.5   $696.9   $767.7   $780.6   $927.1   $3,016.0   $3,374.0

Costs and expenses
   Production costs

     Raw materials                     85.1     82.5     83.9     84.1     71.6     81.0     80.6    102.8      321.2      350.4
     Wages and benefits               153.1    155.3    148.5    156.7    145.4    146.3    147.2    164.3      594.2      622.6
     Other                            111.0    109.1    109.7    111.4    110.8    112.2    116.0    128.2      447.5      460.9
--------------------------------------------------------------------------------------------------------------------------------
     Total production costs           349.2    346.9    342.1    352.2    327.8    339.5    343.8    395.3    1,362.9    1,433.9

   Selling, general and
     administrative expenses          314.5    324.5    370.0    329.0    287.8    315.5    306.4    354.5    1,278.7    1,323.5
--------------------------------------------------------------------------------------------------------------------------------
Operating profit                      114.5    150.3     48.2    176.3     81.3    112.7    130.4    177.3      374.4      616.6

Income from joint ventures              0.9      3.7      0.8      3.6      2.4      3.9      3.6      4.7        7.7       15.9

Interest expense, net                  14.7     15.3     10.4     15.2     11.3     17.5     10.8     16.1       47.2       64.1

Gain on dispositions of assets and
   other - net                          1.2       --      1.2       --      1.3     22.1      1.3     63.2        5.0       85.3
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                101.9    138.7     39.8    164.7     73.7    121.2    124.5    229.1      339.9      653.7

Income taxes                           41.8     58.3     15.6     68.6     29.9     48.3     50.4     92.3      137.7      267.5
--------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations      60.1     80.4     24.2     96.1     43.8     72.9     74.1    136.8      202.2      386.2
--------------------------------------------------------------------------------------------------------------------------------
Income from operations of
   discontinued Magazine Group          1.2      2.6       --      5.6       --      2.1       --      1.0        1.2       11.3

Gain on disposal of Magazine Group       --       --    241.3       --       --       --       --       --      241.3         --
--------------------------------------------------------------------------------------------------------------------------------
Discontinued operations, net of
   income taxes                         1.2      2.6    241.3      5.6       --      2.1       --      1.0      242.5       11.3
--------------------------------------------------------------------------------------------------------------------------------
Net income                           $ 61.3   $ 83.0   $265.5   $101.7   $ 43.8   $ 75.0   $ 74.1   $137.8   $  444.7   $  397.5
--------------------------------------------------------------------------------------------------------------------------------
Average number of common
   shares outstanding
     Basic                            161.9    173.0    158.8    169.5    155.9    166.6    151.8    162.9      157.1      168.0
     Diluted                          165.1    177.2    161.7    173.0    158.9    169.9    154.6    165.7      160.1      171.6
--------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share

Income from continuing operations    $  .37   $  .47   $  .15   $  .57   $  .28   $  .44   $  .49   $  .84   $   1.29   $   2.30

Discontinued operations, net of
   income taxes                         .01      .01     1.52      .03       --      .01       --      .01       1.54        .07
--------------------------------------------------------------------------------------------------------------------------------
Net income                           $  .38   $  .48   $ 1.67   $  .60   $  .28   $  .45   $  .49   $  .85   $   2.83   $   2.37
--------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share

Income from continuing operations    $  .36   $  .46   $  .15   $  .56   $  .28   $  .43   $  .48   $  .82   $   1.26   $   2.25

Discontinued operations, net of
   income taxes                         .01      .01     1.49      .03       --      .01       --      .01       1.52        .07
--------------------------------------------------------------------------------------------------------------------------------
Net income                           $  .37   $  .47   $ 1.64   $  .59   $  .28   $  .44   $  .48   $  .83   $   2.78   $   2.32
--------------------------------------------------------------------------------------------------------------------------------
Dividends per share                  $ .115   $ .105   $ .125   $ .115   $ .125   $ .115   $ .125   $ .115   $    .49   $    .45
--------------------------------------------------------------------------------------------------------------------------------

o All earnings per share amounts for special items below are on a diluted basis.

o For comparability, certain prior year amounts have been reclassified to conform with 2001 presentation, primarily the presentation of the Magazine Group as discontinued operations.

The 2001 and 2000 quarters do not equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table on the preceding page.

The Company's largest source of revenue is advertising, which influences the pattern of the Company's quarterly consolidated revenues and is seasonal in nature. Second-quarter and fourth-quarter advertising revenue is generally higher than that which occurs in the first and third quarters. Advertising revenue tends to be lower in these quarters primarily because economic activity is lower in the post holiday season and summer periods. This trend was masked in 2001, as advertising revenue declined during the first three quarters of 2001, due to a significant cyclical decline. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments as well as the occurrence of certain international, national and local events.

Special items for 2001 and 2000 by quarter were as follows:

o First-quarter 2001 results included $1.3 million in pre-tax income in connection with a five-year $25.0 million non-compete agreement related to the sale of the Santa Barbara News-Press in 2000 (the "non-compete agreement"). The income is recognized on a straight-line basis over the life of the agreement.

o Second-quarter 2001 results included a $412.0 million pre-tax gain ($1.49 per share) resulting from the sale of its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com. In the same period, there was a $79.1 million pre-tax charge ($.29 per share) for work force reduction expenses, which included voluntary work force reduction expenses ("Buyouts") and layoffs. Additionally, there was $1.3 million in pre-tax income related to the non-compete agreement.

o Third-quarter 2001 results included a $5.4 million pre-tax charge ($.02 per share) for work force reduction expenses and $1.3 million in pre-tax income related to the non-compete agreement.

o Third-quarter 2000 results included a $22.2 million pre-tax gain ($.08 per share) principally resulting from the sale of four Regional Newspapers and nine telephone directory operations, partially offset by a loss on the disposition of the Company's investment in an online venture. In the same period, there was a $3.8 million pre-tax charge ($.01 per share) for Buyouts.

o Fourth-quarter 2001 results included an $5.9 million pre-tax charge ($.02 per share) for work force reduction expenses and $1.3 million in pre-tax income related to the non-compete agreement.

o Fourth-quarter 2000 results included a $63.2 million pre-tax gain ($.28 per share) principally resulting from the sale of three Regional Newspapers, partially offset by a disposition loss as well as write-downs for certain of the Company's investments in online ventures. In the same period, there was a $22.7 million pre-tax charge ($.12 per share) for a write-down of intangible assets related to the acquisition of Abuzz and a $1.5 million pre-tax charge ($.01 per share) for Buyouts.

--------------------------------------------------------------------------------

MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of January 28, 2002 was as follows:
Class A Common Stock: 10,373; Class B Common Stock: 35.

The market price range of Class A Common Stock was as follows:

--------------------------------------------------------------------------------
QUARTER ENDED                                2001                    2000
--------------------------------------------------------------------------------
                                        HIGH         LOW        HIGH         LOW
--------------------------------------------------------------------------------
March                                 $45.50      $38.50      $49.94      $38.63

June                                   43.76       37.93       45.19       35.75

September                              47.60       37.42       42.75       35.88

December                               46.70       38.36       44.63       32.63

Year                                   47.60       37.42       49.94       32.63
--------------------------------------------------------------------------------

                      TEN-YEAR SUPPLEMENTAL FINANCIAL DATA

                                                                             YEARS ENDED DECEMBER
(IN MILLIONS, EXCEPT PER SHARE DATA)         2001     2000     1999     1998      1997     1996     1995     1994     1993     1992
------------------------------------------------------------------------------------------------------------------------------------
Revenues and Income

Revenues                                   $3,016   $3,374   $3,046   $2,841    $2,727   $2,492   $2,289   $2,116   $1,663   $1,424
------------------------------------------------------------------------------------------------------------------------------------
Operating Profit                              374      617      553      493       427      149      204      191      114       78
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Joint Ventures               8       16       18       21        14       18       15        5      (53)      (9)
------------------------------------------------------------------------------------------------------------------------------------
Income (Loss) from continuing operations   $  203   $  387   $  299   $  270    $  241   $   67   $  119   $   97   $   (1)  $  (17)

Discontinued operations, net of income
taxes                                         242       11       11       17        21       18       17      116        7        6

Extraordinary item, net of income taxes        --       --       --       (8)       --       --       --       --       --       --

Net cumulative effect of accounting
  change, net of income taxes                  --       --       --       --        --       --       --       --       --      (34)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                          $  445   $  398   $  310   $  279    $  262   $   85   $  136   $  213   $    6   $  (45)
------------------------------------------------------------------------------------------------------------------------------------
Financial Position

Total assets                               $3,439   $3,607   $3,496   $3,465    $3,623   $3,540   $3,390   $3,138   $3,215   $1,995

Long-term debt
   and capital lease obligations              599      637      598      598       535      637      638      523      460      207

Common stockholders' equity                 1,150    1,281    1,449    1,531     1,729    1,624    1,610    1,544    1,599    1,000
------------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share

Income (Loss) from continuing operations   $ 1.29   $ 2.30   $ 1.71   $ 1.43    $ 1.25   $  .34   $  .61   $  .46   $   --   $ (.11)

Discontinued operations, net of income
taxes                                        1.54      .07      .06      .09       .11      .09      .09      .56      .04      .04

Extraordinary item, net of income taxes        --       --       --     (.04)       --       --       --       --       --       --

Net cumulative effect of accounting
  change, net of income taxes                  --       --       --       --        --       --       --       --       --     (.22)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                 $ 2.83   $ 2.37   $ 1.77   $ 1.48    $ 1.36   $  .43   $  .70   $ 1.02   $  .04   $ (.29)
------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share

Income (Loss) from continuing operations   $ 1.26   $ 2.25   $ 1.67   $ 1.40    $ 1.22   $  .34   $  .61   $  .46   $   --   $ (.10)

Discontinued operations, net of income
taxes                                        1.52      .07      .06      .09       .11      .09      .09      .56      .04      .04

Extraordinary item, net of income taxes        --       --       --     (.04)       --       --       --       --       --       --

Net cumulative effect of accounting
  change, net of income taxes                  --       --       --       --        --       --       --       --       --     (.22)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                 $ 2.78   $ 2.32   $ 1.73   $ 1.45    $ 1.33   $  .43   $  .70   $ 1.02   $  .04   $ (.28)
------------------------------------------------------------------------------------------------------------------------------------
Dividends per share                        $  .49   $  .45   $  .41   $  .37    $  .32   $  .29   $  .28   $  .28   $  .28   $  .28

Common stockholders' equity per share      $ 7.18   $ 7.47   $ 8.08   $ 7.94    $ 8.77   $ 8.25   $ 8.27   $ 7.39   $ 9.42   $ 6.33
------------------------------------------------------------------------------------------------------------------------------------
Shares Outstanding

Class A and Class B Common                    151      162      174      182       193      195      195      196      214      159
------------------------------------------------------------------------------------------------------------------------------------
Market Price (end of year)                 $43.86   $40.06   $46.88   $35.31    $32.03   $19.25   $14.81   $11.06   $13.13   $13.19
------------------------------------------------------------------------------------------------------------------------------------

o All earnings per share amounts for special items below are on a diluted basis.

o For comparability, certain prior year amounts have been reclassified to conform with 2001 presentation, primarily the presentation of the Magazine Group as discontinued operations.

Special items by year were as follows:

2001

The net effect of these items increased net income by $190.4 million and earnings per share by $1.19.

o $412.0 million pre-tax gain ($1.51 per share) resulting from the sale of its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and Golf Digest.com (see
      Note 2 of the Notes to the Consolidated Financial Statements)

o $90.4 million pre-tax charge ($.34 per share) for work force reduction charges, which included voluntary work force reductions ("Buyouts") and layoffs (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements)

o $5.0 million in income on a pre-tax basis ($.02 per share) related to a $25.0 million non-compete agreement (the "non-compete agreement") entered into in connection with the sale of the Santa Barbara News-Press in 2000. The total amount of the non-compete agreement is recognized as income on a straight-line basis over the life of the agreement (see Note 2 of the Notes to the Consolidated Financial Statements)

2000

The net effect of these items increased net income by $37.6 million and earnings per share by $.22.

o $85.3 million pre-tax net gain ($.36 per share). This resulted from a gain of $132.1 million in connection with the sale of seven newspapers and nine telephone directory operations as well as the amortization of income related to the non-compete agreement, partially offset by a disposition loss and write-downs for certain of the Company's equity investments in online ventures in the aggregate amount of $46.8 million (see Note 2 of the Notes to the Consolidated Financial Statements)

o $22.7 million pre-tax noncash charge ($.12 per share) for a write-down of intangible assets related to the acquisition of Abuzz Technologies, Inc. This charge is included in amortization expense (see Note 2 of the Notes to the Consolidated Financial Statements)

o $5.3 million pre-tax charge ($.02 per share) for Buyouts across the Company (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements)

1999

This item reduced net income by $8.9 million and earnings per share by $.05.

o $15.5 million pre-tax charge principally for Buyouts at The Boston Globe (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements)

1998

The net effect of these items reduced net income by $0.4 million and earnings per share by $.01.

o     $4.6 million pre-tax gain ($.01 per share) from the sale of equipment

o $7.7 million after-tax extraordinary charge ($.04 per share) in connection with the Company's repurchase of $78.1 million of its $150.0 million, 8.25% notes due in 2025

o $8.0 million pre-tax gain ($.02 per share) from the satisfaction of a post-closing requirement related to the 1997 sale of assets of the Company's tennis, sailing and ski magazines

o $5.8 million in pre-tax income ($.02 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994

o     $5.4 million pre-tax charge ($.02 per share) for Buyouts

1997

The net effect of these items increased net income by $18.8 million and increased earnings per share by $.10.

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

o $10.0 million in pre-tax income ($.03 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994

o     $8.5 million pre-tax charge ($.02 per share) for Buyouts

1996

The net effect of these items reduced net income by $95.8 million and earnings per share by $.48.

o $126.8 million pre-tax noncash accounting charge ($.48 per share) related to Statement of Financial Accounting Standards No. 121

o $32.9 million pre-tax gain ($.09 per share) from the sale of a building and the realization of a gain contingency from the disposition of a paper mill in a prior year

o $10.0 million in pre-tax income ($.03 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994

o     $44.1 million pre-tax charge ($.12 per share) for Buyouts

1995

The net effect of these items increased net income by $5.0 million and earnings per share by $.03.

o $11.3 million pre-tax gain ($.03 per share) from the sales of several small Regional Newspapers

o $10.0 million in pre-tax income ($.03 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994

o     $10.1 million pre-tax charge ($.03 per share) for Buyouts

1994

The net effect of these items increased net income by $105.7 million and earnings per share by $.50.

o $200.9 million pre-tax gain ($.49 per share) from the sales of the Women's Magazines Division and the U.K. golf publications, and the disposition of a minority interest in a newsprint mill

o $4.2 million in pre-tax income ($.01 per share) related to a non-compete agreement entered into as part of the divestiture of the Company's Women's Magazine Division in 1994

1993

The net effect of these items reduced net income by $73.5 million and earnings per share by $.43.

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

o     $35.4 million of pre-tax charges ($.12 per share) for Buyouts

o $47.0 million pre-tax noncash charge ($.28 per share) to write down a joint venture investment

1992

The net effect of these items reduced net income by $96.8 million and earnings per share by $.63.

o $53.8 million pre-tax loss ($.24 per share) on the closing of The Gwinnett Daily News (GA)

o     $3.1 million pre-tax gain ($.01 per share) from the sale of assets

o     $28.0 million pre-tax charge ($.10 per share) for Buyouts

o $21.4 million pre-tax charge ($.08 per share) for labor disruptions, training and start-up costs at one of the Company's printing and distribution facilities in Edison, NJ

o $34.0 million after-tax net cumulative effect of accounting changes ($.22 per share) includes the change in methods of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits

                           THE NEW YORK TIMES COMPANY

                        VALUATION AND QUALIFYING ACCOUNTS

                   FOR THE THREE YEARS ENDED DECEMBER 30, 2001

(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------
                 COLUMN A                     COLUMN B     COLUMN C       COLUMN D        COLUMN E
-----------------------------------------------------------------------------------------------------
                                                           ADDITIONS    DEDUCTIONS
                                                           CHARGED TO  FOR PURPOSES
                                            BALANCE AT     COSTS AND     FOR WHICH
                                           BEGINNING OF   EXPENSES OR  ACCOUNTS WERE    BALANCE AT
               DESCRIPTION                    PERIOD       REVENUES        SETUP       END OF PERIOD
-----------------------------------------------------------------------------------------------------
Year Ended December 30, 2001
Deducted from assets to which they apply
   Uncollectible accounts                     $38,875      $56,046        $57,472         $37,449
   Returns and allowances, etc                  5,294        7,770          7,916           5,148
-----------------------------------------------------------------------------------------------------
   Total                                      $44,169      $63,816        $65,388         $42,597
-----------------------------------------------------------------------------------------------------

Year Ended December 31, 2000
Deducted from assets to which they apply
   Uncollectible accounts                     $33,596      $68,020        $62,741         $38,875
   Returns and allowances, etc                  6,153       11,189         12,048           5,294
-----------------------------------------------------------------------------------------------------
   Total                                      $39,749      $79,209        $74,789         $44,169
-----------------------------------------------------------------------------------------------------

Year Ended December 26, 1999
Deducted from assets to which they apply
   Uncollectible accounts                     $28,146      $64,055        $58,605         $33,596
   Returns and allowances, etc                  6,218        6,754          6,819           6,153
-----------------------------------------------------------------------------------------------------
   Total                                      $34,364      $70,809        $65,424         $39,749
-----------------------------------------------------------------------------------------------------