Form 10-Q
period 2002-03-31
NEW YORK TIMES CO
filed 2002-05-10
CIK 71691

FORM 10-Q

                                  UNITED STATES
                         SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended                                       MARCH 31, 2002
                                                   -------------------------

Commission file number                                      1-5837
                                                   -------------------------

                           THE NEW YORK TIMES COMPANY
                           --------------------------
             (Exact name of registrant as specified in its charter)

            NEW YORK                                            13-1102020
-------------------------------                          ----------------------
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

Number of shares of each class of the registrant's common stock outstanding as of May 3, 2002 (exclusive of treasury shares):

           Class A Common Stock                           150,667,688 shares
           Class B Common Stock                               847,020 shares

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                           THE NEW YORK TIMES COMPANY

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
            (Dollars and shares in thousands, except per share data)

                                                          FOR THE QUARTERS ENDED
                                                          ----------------------
                                                           MARCH 31,   APRIL 1,
                                                                2002       2001
                                                          ---------------------
Revenues
    Advertising .........................................  $ 488,647  $ 544,290
    Circulation .........................................    201,255    185,013
    Other ...............................................     47,195     48,849
                                                           ---------  ---------
       Total ............................................    737,097    778,152
                                                           ---------  ---------

Production costs
    Raw materials .......................................     68,684     85,079
    Wages and benefits ..................................    153,963    153,152
    Other ...............................................    106,716    110,919
                                                           ---------  ---------
       Total ............................................    329,363    349,150

Selling, general and administrative expenses ............    309,203    314,518
                                                           ---------  ---------

           Total ........................................    638,566    663,668
                                                           ---------  ---------

Operating profit ........................................     98,531    114,484

Income from joint ventures ..............................         69        892

Interest expense - net ..................................     10,555     14,791

Income from non-compete agreement .......................      1,250      1,250
                                                           ---------  ---------

Income from continuing operations before income taxes ...     89,295    101,835

Income taxes ............................................     34,825     41,753
                                                           ---------  ---------

Income from continuing operations .......................     54,470     60,082

Income from operations of discontinued Magazine Group,
    net of income taxes .................................         --      1,192
                                                           ---------  ---------

Net Income ..............................................  $  54,470  $  61,274
                                                           =========  =========

Average Number of Common Shares
     Basic ..............................................    151,104    161,889
     Diluted ............................................    154,249    165,109

Basic Earnings Per Share
     Income from continuing operations ..................  $    0.36  $    0.37
     Discontinued operations, net of income taxes .......         --       0.01
                                                           ---------  ---------
     Net Income .........................................  $    0.36  $    0.38
                                                           =========  =========

Diluted Earnings Per Share
    Income from continuing operations ...................  $    0.35  $    0.36
    Discontinued operations, net of income taxes ........         --       0.01
                                                           ---------  ---------
    Net Income ..........................................  $    0.35  $    0.37
                                                           =========  =========

Dividends per share .....................................  $   0.125  $   0.115
                                                           =========  =========

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                MARCH 31,   DECEMBER 30,
                                                                     2002           2001
                                                             ------------   ------------
ASSETS                                                        (Unaudited)
CURRENT ASSETS

    Cash and cash equivalents ............................   $     71,293   $     51,952

    Accounts receivable-net ..............................        277,895        318,529

    Inventories

       Newsprint and magazine paper ......................         25,083         28,442
       Work-in-process and other .........................          3,266          3,197
                                                             ------------   ------------
           Total inventories .............................         28,349         31,639

    Deferred income taxes ................................         78,737         78,737

    Other current assets .................................         48,146         79,033
                                                             ------------   ------------

           Total current assets ..........................        504,420        559,890

OTHER ASSETS

    Investments in joint ventures ........................        161,831         86,811

    Property, plant and equipment (less accumulated
       depreciation and amortization of $1,158,010 in 2002
       and $1,149,414 in 2001) ...........................      1,157,767      1,166,863

    Intangible assets acquired
       Cost in excess of net assets acquired (less
       accumulated amortization of $332,308
       in 2002 and $332,308 in 2001) .....................      1,017,766      1,017,766

       Other intangible assets acquired (less
       accumulated amortization of $141,138
       in 2002 and $136,848 in 2001) .....................        388,183        392,473

    Miscellaneous assets .................................        217,918        214,881
                                                             ------------   ------------

TOTAL ASSETS .............................................   $  3,447,885   $  3,438,684
                                                             ============   ============

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                    MARCH 31,    DECEMBER 30,
                                                                                         2002            2001
                                                                                 ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                              (Unaudited)
CURRENT LIABILITIES

    Commercial paper outstanding .............................................   $    382,230    $    158,300
    Accounts payable .........................................................        156,895         170,950
    Accrued payroll and other related liabilities ............................         83,616          81,299
    Accrued expenses .........................................................        134,763         160,867
    Accrued income taxes .....................................................          9,699         225,220
    Unexpired subscriptions ..................................................         68,423          61,706
    Current portion of long-term debt and
       capital lease obligations .............................................          2,258           2,534
                                                                                 ------------    ------------

       Total current liabilities .............................................        837,884         860,876
                                                                                 ------------    ------------

OTHER LIABILITIES

    Long-term debt ...........................................................        516,575         517,094
    Capital lease obligations ................................................         81,512          81,609
    Deferred income taxes ....................................................         65,143          64,748
    Other ....................................................................        772,036         764,704
                                                                                 ------------    ------------

       Total other liabilities ...............................................      1,435,266       1,428,155
                                                                                 ------------    ------------

       Total liabilities .....................................................      2,273,150       2,289,031
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY

    Capital stock of $.10 par value
      Class A - authorized 300,000,000 shares; issued: 2002 - 156,481,930;
         2001 - 155,609,044 (including treasury shares: 2002 - 5,958,694;
         2001 - 5,000,000) ...................................................         15,648          15,561
      Class B - convertible - authorized 847,020 shares; issued:
           2002 - 847,020; 2001 - 847,020 ....................................             85              85
    Additional paid-in capital ...............................................         29,812              --
    Deferred compensation on issuance of restricted
         Class A common stock ................................................         (2,761)         (2,951)
    Accumulated other comprehensive loss .....................................         (8,267)         (8,823)
    Retained earnings ........................................................      1,389,913       1,354,173
    Common stock held in treasury, at cost ...................................       (249,695)       (208,392)
                                                                                 ------------    ------------

       Total stockholders' equity ............................................      1,174,735       1,149,653
                                                                                 ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...................................   $  3,447,885    $  3,438,684
                                                                                 ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                             (Dollars in thousands)

                                                         FOR THE QUARTERS ENDED
                                                         ----------------------
                                                         MARCH 31,     APRIL 1,
                                                              2002         2001
                                                         ----------------------
OPERATING ACTIVITIES

Net cash (used in)/provided by operating activities ..   $ (65,194)   $ 111,980
                                                         ---------    ---------

INVESTING ACTIVITIES

Additions to property, plant and equipment ...........     (26,103)     (22,806)
Investment in joint venture ..........................     (74,560)          --
Other-net ............................................      (2,916)       2,927
                                                         ---------    ---------

Net cash used in investing activities ................    (103,579)     (19,879)
                                                         ---------    ---------

FINANCING ACTIVITIES

Commercial paper borrowings ..........................     223,931       54,549
Redemption of subsidiary stock .......................          --      (25,000)
Long-term debt
     Proceeds ........................................          --          538
     Payments ........................................        (835)        (338)
Capital shares
     Issuances .......................................      23,664       33,288
     Repurchases .....................................     (41,724)    (143,742)
Dividends paid to stockholders .......................     (18,730)     (18,624)
Other financing proceeds .............................       1,808           --
                                                         ---------    ---------

Net cash provided by/(used in) financing activities ..     188,114      (99,329)
                                                         ---------    ---------

Increase/(decrease) in cash and cash equivalents .....      19,341       (7,228)

Cash and cash equivalents at the beginning of the year      51,952       69,043
                                                         ---------    ---------
Cash and cash equivalents at the end of the quarter ..   $  71,293    $  61,815
                                                         =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION

     Capital expenditures attributable to the Company's development partner's interest in the Company's proposed new headquarters are included in Other-net and cash received from the development partner for capital expenditures are included in Other financing proceeds.

            See Notes to Condensed Consolidated Financial Statements.

                           THE NEW YORK TIMES COMPANY

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. GENERAL

      The accompanying Notes to the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 30, 2001, for The New York Times Company (the "Company") filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim periods ended, have been included. Due to the seasonal nature of the Company's business, results for the interim periods are not necessarily indicative of a full year's operations. The fiscal periods included herein comprise 13 weeks.

      As of March 31, 2002, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K, have not changed from December 30, 2001, except for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Certain reclassifications have been made to the 2001 Condensed Consolidated Financial Statements to conform with classifications used as of and for the periods ended March 31, 2002.

2. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

      At the beginning of the Company's 2002 fiscal year, the Company adopted SFAS 142. SFAS 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or certain other intangibles. The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Condensed Consolidated Statements of Income do not reflect the effect of SFAS 142 and, accordingly, the first quarter of 2001 includes amortization expense of $10.6 million in "Selling, general and administrative ('SGA') expenses" and $0.1 million in "Income from joint ventures" ($9.2 million after tax or $.06 per share, collectively).

      The following information represents pro forma net income and earnings per share assuming the adoption of SFAS 142 in the first quarter of 2001:

--------------------------------------------------------------------------------
                                                         FOR THE QUARTERS ENDED
                                                        ------------------------
                                                         MARCH 31,      APRIL 1,
(IN THOUSANDS EXCEPT PER SHARE DATA)                          2002          2001
--------------------------------------------------------------------------------
Reported Net Income                                     $   54,470    $   61,274
     Addback:
       Goodwill Amortization                                    --         8,082
       Broadcast Licenses Amortization                          --           897
       Mastheads Amortization                                   --           255
                                                        ------------------------
Adjusted Net Income                                     $   54,470    $   70,508
                                                        ========================

Basic Earnings per Share:
Reported Net Income                                     $     0.36    $     0.38
    Addback:
      Goodwill Amortization                                     --          0.05
      Broadcast Licenses Amortization                           --          0.01
      Mastheads Amortization                                    --            --
                                                        ------------------------
Adjusted Net Income                                     $     0.36    $     0.44
                                                        ========================

Diluted Earnings per Share:
Reported Net Income                                     $     0.35    $     0.37
    Addback:
      Goodwill Amortization                                     --          0.05
      Broadcast Licenses Amortization                           --          0.01
      Mastheads Amortization                                    --            --
                                                        ------------------------
Adjusted Net Income                                     $     0.35    $     0.43
                                                        ========================

      Included in "Other intangible assets acquired" in the Company's Condensed Consolidated Balance Sheets are other intangible assets which are subject to amortization as well as those which are not subject to amortization in accordance with the adoption of SFAS 142. As of March 31, 2002, other intangible assets not subject to amortization have a gross carrying value of $320.5 million and accumulated amortization of $44.5 million and other intangible assets subject to amortization have a gross carrying value of $208.8 million and accumulated amortization of $96.6 million. As of December 30, 2001, on a comparable classification basis, other intangible assets not subject to amortization have a gross carrying value of $320.5 million and accumulated amortization of $44.5 million and other intangible assets subject to amortization have a gross carrying value of $208.8 million and accumulated amortization of $92.3 million.

      The Company's effective income tax rate in the first quarter of 2002 was 39.0% compared with 38.4% in the 2001 first quarter assuming the adoption of SFAS 142 in 2001. This increase primarily resulted from the varying levels of state and local income taxes in the first quarter of 2002 compared with the first quarter of 2001.

3. ACQUISITIONS/DISPOSITIONS

      Investments:

      In February 2002, New England Sports Ventures, LLC ("NESV"), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for an interest of approximately 15% in NESV.

      In April 2002, the Company and Discovery Communications, Inc. formed a joint venture in Discovery Civilization, a digital cable television channel ("DC"). The Company invested $100 million for a 50% interest in DC. The Company's investment was made subsequent to the end of the first quarter and therefore is not reflected in the Company's Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income as of and for the period ended March 31, 2002.

      The Company's investment in NESV is included in "Investments in joint ventures" in the Company's Condensed Consolidated Balance Sheets. The Company's investment in DC will be included in the same line item in the Company's Condensed Consolidated Balance Sheets.

      Magazine Sale - Discontinued Operations:

      On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com, for approximately $435.0 million. The Company recorded a gain from the sale of approximately $412.0 million ($241.3 million after tax), or $1.51 per share, in the 2001 fiscal year.

      The results of operations of the Magazine Group in 2001 are reported as discontinued operations. In 2001, revenues, operating profit and EBITDA (earnings before interest, taxes, depreciation and amortization) for the Magazine Group were $26.5 million, $2.0 million and $2.3 million, respectively.

      "Accrued income taxes" in the Company's Condensed Consolidated Balance Sheets decreased as of March 31, 2002, from December 30, 2001, because income taxes payable, which were primarily related to the gain on the sale of the Magazine Group and GolfDigest.com, were paid on January 15, 2002. The Internal Revenue Service granted all companies in the five boroughs of New York City an extension on income taxes payable after September 11, 2001, until January 15, 2002.

4. STAFF REDUCTIONS

      The Company recorded work force reduction expenses of $9.6 million in the first quarter of 2002. There were no work force reduction charges recorded in the first quarter of 2001. These charges are included in SGA expenses in the Company's Condensed Consolidated Statements of Income. Accruals for these work force reduction expenses are primarily included in "Accrued expenses" in the Company's Condensed Consolidated Balance Sheets and amounted to $7.4 million as of March 31, 2002, and $20.6 million as of December 30, 2001. Most of the accruals outstanding as of March 31, 2002, will be paid within one year.

5. DEBT OBLIGATIONS

      The Company has a total of $540.0 million available to borrow under its revolving credit agreements. These revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Approximately $374.7 million of stockholders' equity was unrestricted under these agreements as of March 31, 2002, and $349.7 million was unrestricted as of December 30, 2001.

      The Company had $382.2 million in commercial paper outstanding as of March 31, 2002, and $158.3 million as of December 30, 2001. The increase in commercial paper outstanding was primarily due to the payment of income taxes on January 15, 2002 (see Note 3), and the financing of the Company's investment in NESV. These obligations are supported by the revolving credit agreements, which had no amounts outstanding as of March 31, 2002, and December 30, 2001. The amount available under the commercial paper facility was $157.8 million as of March 31, 2002, and $213.3 million as of May 3, 2002.

      The Company's total debt, including commercial paper and capital leases, was $982.6 million as of March 31, 2002, and $759.5 million as of December 30, 2001. The increase in total debt was primarily due to additional commercial paper outstanding.

       In April 2002, the Company issued $50.0 million in notes under its medium-term note program. The notes pay interest semi-annually at 5.35% and mature on April 16, 2007. The proceeds from the issuance of the notes were used by the

Company to reduce its commercial paper outstanding. As of May 3, 2002, the Company had $248.0 million of notes outstanding of the $300.0 million that can be issued under the medium-term note program.

6. COMMON STOCK

      During the first quarter of 2002, the Company repurchased approximately
1.0 million shares of Class A Common Stock at a cost of $41.7 million. The average price of these repurchases was $43.07 per share. On February 21, 2002, the Board of Directors authorized an additional $300.0 million of repurchase expenditures under the Company's stock repurchase program. As of May 3, 2002, the remaining amount of the aggregate repurchase authorizations from the Company's Board of Directors was $390.0 million. There were no repurchases since the end of the quarter.

      On April 16, 2002, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock from $.125 per share to $.135 per share, effective with the June 2002 dividend.

7. COMPREHENSIVE INCOME

      Comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains/(losses) on available-for-sale securities, unrealized gains/(losses) on cash flow hedges, as well as net income reported in the Company's Condensed Consolidated Statements of Income.

      Comprehensive income for 2002 and 2001 was as follows:

-----------------------------------------------------------------------------
                                                       FOR THE QUARTERS ENDED
                                                      -----------------------
                                                       MARCH 31,     APRIL 1,
(DOLLARS IN THOUSANDS)                                      2002         2001
-----------------------------------------------------------------------------
Net Income                                             $  54,470     $ 61,274
Foreign currency translation adjustments                     (67)      (1,036)
Change in unrealized gains on marketable securities           91           31
Change in unrealized derivative gains on cash flow
  hedges                                                     908        5,345
Income tax charge                                           (376)      (1,732)
-----------------------------------------------------------------------------
Comprehensive income                                   $  55,026     $ 63,882
-----------------------------------------------------------------------------

      The "Accumulated other comprehensive loss" in the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $6.1 million as of March 31, 2002, and $6.6 million as of December 30, 2001.

8. SEGMENT STATEMENTS OF INCOME

      The Company's reportable segments consist of its Newspaper, Broadcast and its digital business division, New York Times Digital. These segments are evaluated regularly by key management in assessing performance and allocating resources. Included in Newspapers are The Boston Globe and the Worcester Telegram & Gazette, which are combined and presented as the New England Newspaper Group. The results of operations of the Magazine Group, which was sold in April 2001, are classified as discontinued operations for all periods presented.

                                                          FOR THE QUARTERS ENDED
                                                         ------------------------
                                                         MARCH 31,      APRIL 1,
(DOLLARS IN THOUSANDS)                                        2002          2001
--------------------------------------------------------------------------------
REVENUES
  Newspapers ........................................    $ 691,468     $ 734,317
  Broadcast .........................................       31,959        32,446
  New York Times Digital ............................       16,162        14,055
  Intersegment eliminations (A) .....................       (2,492)       (2,666)
                                                         -----------------------
    Total ...........................................    $ 737,097     $ 778,152
                                                         =======================

OPERATING PROFIT (LOSS)
  Newspapers ........................................    $ 102,825     $ 126,739
  Broadcast .........................................        6,408         6,258
  New York Times Digital ............................          181        (7,685)
  Unallocated corporate expenses ....................      (10,883)      (10,828)
                                                         -----------------------
    Total ...........................................       98,531       114,484

Income from joint ventures ..........................           69           892
Interest expense-net ................................       10,555        14,791
Income from non-compete agreement ...................        1,250         1,250
                                                         -----------------------
Income from continuing operations before income taxes       89,295       101,835
Income taxes ........................................       34,825        41,753
                                                         -----------------------
Income from continuing operations ...................       54,470        60,082
Income from operations of discontinued
  Magazine Group, net of income taxes ...............           --         1,192
                                                         -----------------------
Net Income ..........................................    $  54,470     $  61,274
                                                         =======================

      See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable segments.

(A) Intersegment eliminations primarily include license fees between New York Times Digital and other segments.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Advertising revenues accounted for approximately 66% and circulation revenues accounted for 27% of the Company's total revenues in the first quarter of 2002. In the first quarter of 2002, the Company experienced a decline in its advertising revenue compared with the first quarter of 2001. The advertising revenue decline was primarily due to lower advertising volume in many categories in connection with a weaker U.S. economy. Circulation revenue increased in the first quarter of 2002 compared with the prior year quarter due to higher subscription prices at The New York Times ("The Times") and The Boston Globe (the "Globe") and increased volume. For 2002, the Company now expects circulation revenue growth in the range of 5% to 7%, up from its earlier guidance of 4% to 6%.

      In the first quarter of 2002, total costs decreased compared with the prior year quarter, primarily due to a decrease in newsprint expense as well as lower compensation and promotion costs. For the 2002 fiscal year, the Company expects an increase in total costs of 1% to 3%. Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices, on average, were lower in the first quarter of 2002 than in the 2001 first quarter and are expected to be below 2001 levels for the remainder of the year.

      Throughout the first quarter of 2002, the rate of decline in the Company's newspaper advertising revenues improved, after an adjustment was made for the adverse effect of an early Easter, which is traditionally a day of little advertising for The Times and the Globe. The Company saw a continuation of this improvement in the rate of decline in April 2002.

      The Company expects that second-quarter diluted earnings per share will be within a range of $.47 to $.52, including the Company's expectation of lower earnings from joint ventures. If, as the Company expects, the advertising markets recover in the second half of the year, the Company expects full-year 2002 diluted earnings per share growth in the mid-single-digit to low-double-digit range. If there is no recovery in 2002, the Company believes that modest diluted earnings per share growth is still possible.

      At the beginning of the Company's 2002 fiscal year, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or certain other intangibles. The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Condensed Consolidated Statements of Income do not reflect the effect of SFAS 142 and, accordingly, the first quarter of 2001 includes amortization expense of $10.6 million in "Selling general and administrative ('SGA') expenses" and $0.1 million in "Income from joint ventures" ($9.2 million after tax or $.06 per share, collectively).

      Management believes a more meaningful comparison of the results of operations for 2002 and 2001 is achieved by using the 2001 results of operations adjusted as if SFAS 142 had been adopted retroactively. Therefore, the historical results for 2001 included in this Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted as if SFAS 142 had been adopted retroactively.

SEASONALITY

      Advertising revenues influence the pattern of the Company's consolidated revenues because they are seasonal in nature. Traditionally, second-quarter and fourth-quarter advertising revenue is higher than that which occurs in the first and third quarters when economic activity tends to be lower after the holiday season and in the summer period. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments as well as the occurrence of certain international, national and local events.

INVESTMENTS

      In February 2002, New England Sports Ventures, LLC ("NESV"), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for an interest of approximately 15% in NESV.

      In April 2002, the Company and Discovery Communications, Inc. formed a joint venture in Discovery Civilization, a digital cable television channel ("DC"). The Company invested $100 million for a 50% interest in DC. The Company's investment was made subsequent to the end of the first quarter and therefore is not reflected in the Company's Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income as of and for the period ended March 31, 2002.

      The Company's investment in NESV is included in "Investments in joint ventures" in the Company's Condensed Consolidated Balance Sheets. The Company's investment in DC will be included in the same line item in the Company's Condensed Consolidated Balance Sheets.

DISCONTINUED OPERATIONS

      On April 2, 2001, the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com, for approximately $435.0 million. The Company recorded a gain from the sale of approximately $412.0 million ($241.3 million after tax), or $1.51 per share, in the 2001 fiscal year.

      The results of operations of the Magazine Group in 2001 are reported as discontinued operations for all periods presented. In 2001, revenues, operating profit and EBITDA (earnings before interest, taxes, depreciation and amortization) for the Magazine Group were $26.5 million, $2.0 million and $2.3 million, respectively.

      "Accrued income taxes" in the Company's Condensed Consolidated Balance Sheets decreased as of March 31, 2002, from December 30, 2001, because income taxes payable, which were primarily related to the gain on the sale of the Magazine Group and GolfDigest.com, were paid on January 15, 2002. The Internal Revenue Service granted all companies in the five boroughs of New York City an extension on income taxes payable after September 11, 2001, until January 15, 2002.

SPECIAL ITEMS

      Total special items amounted to $8.4 million ($5.1 million after tax or $.04 per share) in the first quarter of 2002.

      In the first quarter of 2002, the Company recorded a pre-tax charge of $9.6 million ($5.9 million after tax or $.04 per share) for charges relating to work force reduction expenses, primarily at the Globe. Additionally, the Company recorded $1.3 million in income on a pre-tax basis ($0.8 million after tax, and less than $.01 per share) related to a non-compete agreement.

      In the first quarter of 2001, the Company recorded $1.3 million in income on a pre-tax basis ($0.7 million after tax, and less than $.01 per share) related to a non-compete agreement.

OPERATING RESULTS

      The Company's consolidated financial results for the first quarter of 2002 compared with the adjusted first-quarter results of 2001 were as follows:

-----------------------------------------------------------------------------------
                                                       FOR THE QUARTERS ENDED
                                                 ----------------------------------
                                                 MARCH 31,     APRIL 1,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         2002         2001    % CHANGE
-----------------------------------------------------------------------------------
Revenues                                         $ 737,097     $778,152      (5.3)
-----------------------------------------------------------------------------------
Operating profit                                 $  98,531     $125,073     (21.2)
-----------------------------------------------------------------------------------
Net Income before special items                     59,587       69,771     (14.6)
Special items                                       (5,117)         737         *
-----------------------------------------------------------------------------------
Net Income                                       $  54,470     $ 70,508     (22.7)
-----------------------------------------------------------------------------------
Diluted earnings per share:
Net Income before special items                  $    0.39     $   0.43      (9.3)
Special items                                        (0.04)          --       N/A
-----------------------------------------------------------------------------------
Diluted earnings per share                       $    0.35     $   0.43     (18.6)
-----------------------------------------------------------------------------------

* Represents percentages greater than or equal to 100%.

      Total revenues for the Company decreased 5.3% to $737.1 million in the first quarter of 2002 from $778.2 million in the first quarter of 2001 and advertising revenue decreased 10.2% to $488.6 million in the first quarter of 2002 from $544.3 million in the first quarter of 2001.

      Operating profit in the first quarter of 2002 decreased 13.5% to $108.2 million from an adjusted $125.1 million in the first quarter of 2001, excluding special items. Including special items, operating profit in the first quarter of 2002 decreased 21.2% to $98.5 million from an adjusted $125.1 million in the corresponding period of 2001.

      The 2002 first-quarter net income decreased 14.6% to $59.6 million from an adjusted $69.8 million in the first quarter of 2001, excluding special items. Including special items, net income in the first quarter of 2002 decreased 22.7% to $54.5 million from an adjusted $70.5 million for the first quarter of 2001.

      The decrease in operating results in the first quarter of 2002 was due to a decline in advertising revenue related to weakness in the U.S. economy, partially offset by a decrease in costs and an increase in circulation revenue.

EBITDA

      EBITDA in the first quarter of 2002 decreased 12.3% to $146.8 million from $167.4 million in the first quarter of 2001, excluding special items. Including special items, EBITDA for the first quarter of 2002 decreased 18.1% to $137.2 million from $167.4 million in the first quarter of 2001.

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

CONSOLIDATED COSTS AND EXPENSES

      Consolidated operating expenses for the first quarter of 2002 and an adjusted first quarter of 2001 were as follows:

----------------------------------------------------------------------
                                       FOR THE QUARTERS ENDED
                              ----------------------------------------
                               MARCH 31,      APRIL 1,
(DOLLARS IN THOUSANDS)              2002          2001       % CHANGE
----------------------------------------------------------------------
Production costs
   Raw materials              $   68,684    $   85,079          (19.3)
   Wages and benefits            153,963       153,152            0.5
   Other                         106,716       110,919           (3.8)
----------------------------------------------------------------------
Total production costs           329,363       349,150           (5.7)
Selling, general and
   administrative expenses       309,203       303,929            1.7
----------------------------------------------------------------------
Total                         $  638,566    $  653,079           (2.2)
----------------------------------------------------------------------

      Total production costs decreased 5.7% in the first quarter of 2002 compared with the first quarter of 2001, primarily due to lower newsprint expense.

      In the first quarter of 2002, the Company's newsprint expense decreased 20.0% compared with the 2001 first quarter. This resulted from a decrease in the Company's average cost per ton of newsprint of 17.6% as well as a decrease in consumption of 2.4% primarily due to lower advertising volume.

      SGA expenses decreased 1.4% in the first quarter of 2002 compared with the adjusted amount in the first quarter of 2001, excluding special items. The decrease primarily resulted from lower compensation and promotion costs. Including special items, SGA expenses increased 1.7% in the first quarter of 2002 compared with the adjusted amount in the 2001 first quarter.

OTHER

      Income from joint ventures decreased to $0.1 million in the first quarter of 2002 from $0.9 million in the first quarter of 2001, primarily due to higher losses at the International Herald Tribune ("IHT"). For 2002, the Company expects income from joint ventures to range from breakeven to a $5.0 million loss due to lower operating results at the IHT, lower paper prices at the mills in which the Company has an equity investment, and the Company's recent investments in DC and NESV.

      Interest expense-net in the first quarter of 2002 decreased to $10.6 million compared with $14.8 million in the first quarter of 2001. The decrease was primarily due to reduced interest rates on floating-rate borrowings. For 2002, the Company expects interest expense to be in the range of $48.0 to $53.0 million as a result of additional debt incurred to finance recent investments.

      The effective income tax rate in the first quarter of 2002 was 39.0% compared with an adjusted 38.4% in the 2001 first quarter. This increase primarily resulted from the varying levels of state and local income taxes in the first quarter of 2002 compared with the first quarter of 2001.

      Consolidated revenues, EBITDA, depreciation and amortization and operating profit, for the first quarter of 2002 and an adjusted first quarter of 2001, by business segment were as follows:

-----------------------------------------------------------------------------
                                               FOR THE QUARTERS ENDED
                                       --------------------------------------
                                       MARCH 31,      APRIL 1,
(DOLLARS IN THOUSANDS)                      2002          2001      % CHANGE
-----------------------------------------------------------------------------
REVENUES

Newspapers ........................    $ 691,468     $ 734,317          (5.8)
Broadcast .........................       31,959        32,446          (1.5)
New York Times Digital ............       16,162        14,055          15.0
Intersegment eliminations (A) .....       (2,492)       (2,666)          6.5
                                       -------------------------------------
   Total ..........................    $ 737,097     $ 778,152          (5.3)
                                       =====================================

EBITDA

Newspapers ........................    $ 135,170     $ 167,605         (19.4)
Broadcast .........................        8,354        10,338         (19.2)
New York Times Digital ............        2,145        (6,003)            *
Unallocated corporate expenses ....       (8,568)       (7,839)         (9.3)
Joint ventures ....................           69           980         (93.0)
                                       -------------------------------------
   Total ..........................    $ 137,170     $ 165,081         (16.9)
                                       =====================================

DEPRECIATION AND AMORTIZATION

Newspapers ........................    $  32,345     $  32,282           0.2
Broadcast .........................        1,946         2,074          (6.2)
New York Times Digital ............        1,964         1,683          16.7
Corporate .........................        2,315         2,989         (22.5)
                                       -------------------------------------
   Total ..........................    $  38,570     $  39,028          (1.2)
                                       =====================================

OPERATING PROFIT (LOSS)

Newspapers ........................    $ 102,825     $ 135,321         (24.0)
Broadcast .........................        6,408         8,265         (22.5)
New York Times Digital ............          181        (7,685)            *
Unallocated corporate expenses ....      (10,883)      (10,828)         (0.5)
                                       -------------------------------------
   Total ..........................    $  98,531     $ 125,073         (21.2)
                                       =====================================

(A) Intersegment eliminations primarily include license fees between New York Times Digital and other segments.

NEWSPAPER GROUP: The Newspaper Group consists of The Times, the New England Newspaper Group, which includes the Globe and the Worcester Telegram & Gazette (the "T&G"), 15 other newspapers ("Regional Newspapers"), a newspaper distributor, news services, and licensing of the trademarks and copyrights of The Times and the Globe.

------------------------------------------------------------------------
                                      FOR THE QUARTERS ENDED
                             -------------------------------------------
                                   MARCH 31,      APRIL 1,
(DOLLARS IN THOUSANDS)                  2002          2001   % CHANGE
------------------------------------------------------------------------
Revenues                            $691,468      $734,317      (5.8)
------------------------------------------------------------------------
EBITDA                              $135,170      $167,605     (19.4)
------------------------------------------------------------------------
Operating profit                    $102,825      $135,321     (24.0)
------------------------------------------------------------------------

      Total Newspaper Group revenues in the first quarter of 2002 decreased 5.8% to $691.5 million from $734.3 million in the 2001 first quarter and advertising revenue decreased 11.2% to $448.7 million in the first quarter of 2002 from $505.3 million in the prior year quarter. Circulation revenues in the first quarter of 2002 increased 8.8% to $201.3 million from $185.0 million in the first quarter of 2001.

      Operating profit for the Newspaper Group decreased 16.9% to $112.4 million in the first quarter of 2002 from an adjusted $135.3 million in the 2001 first quarter, excluding special items. Including special items, operating profit decreased 24.0% to $102.8 million in the first quarter of 2002 from an adjusted $135.3 million in the first quarter of 2001.

      The decrease in operating results was due to a decline in advertising revenue related to weakness in the U.S. economy. This decrease was partially offset by a decrease in costs and an increase in circulation revenue primarily due to higher subscription prices at The Times and the Globe as well as an increase in volume.

      Advertising, circulation and other revenue, by major line of business of the Newspaper Group, were as follows:

-----------------------------------------------------------------------------
                                           FOR THE QUARTERS ENDED
                                  -------------------------------------------
                                       MARCH 31,       APRIL 1,
(DOLLARS IN THOUSANDS)                      2002           2001   % CHANGE
-----------------------------------------------------------------------------
THE NEW YORK TIMES
   Advertising                          $266,034       $303,862      (12.4)
   Circulation                           135,201        121,530       11.2
   Other                                  30,894         33,768       (8.5)
-----------------------------------------------------------------------------
   Total                                $432,129       $459,160       (5.9)
-----------------------------------------------------------------------------
NEW ENGLAND NEWSPAPER GROUP
   Advertising                          $103,577       $120,432      (14.0)
   Circulation                            43,018         39,684        8.4
   Other                                   6,908          6,508        6.1
-----------------------------------------------------------------------------
   Total                                $153,503       $166,624       (7.9)
-----------------------------------------------------------------------------
REGIONAL NEWSPAPERS
   Advertising                           $79,105        $81,035       (2.4)
   Circulation                            23,036         23,799       (3.2)
   Other                                   3,695          3,699       (0.1)
-----------------------------------------------------------------------------
   Total                                $105,836       $108,533       (2.5)
-----------------------------------------------------------------------------
TOTAL NEWSPAPER GROUP
   Advertising                          $448,716       $505,329      (11.2)
   Circulation                           201,255        185,013        8.8
   Other                                  41,497         43,975       (5.6)
-----------------------------------------------------------------------------
   Total                                $691,468       $734,317       (5.8)
=============================================================================

Advertising volume was as follows:

------------------------------------------------------------------------------
                                             FOR THE QUARTERS ENDED
                                    ------------------------------------------
(INCHES IN THOUSANDS, PREPRINTS         MARCH 31,       APRIL 1,
IN THOUSANDS OF COPIES)                      2002           2001   % CHANGE
------------------------------------------------------------------------------
THE NEW YORK TIMES
   Retail                                    92.8          115.7       (19.8)
   National                                 333.3          368.5        (9.6)
   Classified                               174.0          222.6       (21.8)
   Zoned                                    229.5          263.7       (13.0)
------------------------------------------------------------------------------
   Total                                    829.6          970.5       (14.5)
------------------------------------------------------------------------------
   Preprints                              116,867        113,849         2.7
------------------------------------------------------------------------------
NEW ENGLAND NEWSPAPER GROUP
   Retail                                   181.7          188.4        (3.5)
   National                                 204.1          186.8         9.3
   Classified                               386.8          427.9        (9.6)
   Zoned                                    218.3          191.3        14.1
------------------------------------------------------------------------------
   Total                                    990.9          994.4        (0.4)
------------------------------------------------------------------------------
   Preprints                              206,745        219,840        (6.0)
------------------------------------------------------------------------------
REGIONAL NEWSPAPERS
   Retail                                 1,376.8        1,363.5         1.0
   National                                  54.6           54.7        (0.2)
   Classified                             1,697.2        1,702.8        (0.3)
   Legal                                     77.0           65.4        17.8
------------------------------------------------------------------------------
   Total                                  3,205.6        3,186.4         0.6
------------------------------------------------------------------------------
   Preprints                              266,558        264,600         0.7
------------------------------------------------------------------------------

      Average circulation for The Times, the New England Newspaper Group, and the Regional Newspapers for the first quarter of 2002 compared with the first quarter of 2001, was as follows:

-------------------------------------------------------------------------------
                                           FOR THE QUARTER ENDED
                                              MARCH 31, 2002
-------------------------------------------------------------------------------
(COPIES IN THOUSANDS)         WEEKDAY/DAILY   % CHANGE      SUNDAY    % CHANGE
-------------------------------------------------------------------------------
The New York Times                  1,165.3        2.8     1,713.7         0.9
New England Newspaper Group           573.1        1.5       831.2         0.1
Regional Newspapers                   654.1       (2.7)      719.9        (2.4)
-------------------------------------------------------------------------------

      The Times and the Globe experienced an increase in demand in the first quarter of 2002 compared with the first quarter of 2001. The Times continues to improve retail availability in major markets across the nation and to improve the quality and levels of its home delivery circulation base. Additionally, all of the Company's newspapers are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones.

BROADCAST GROUP: The Broadcast Group comprises eight network-affiliated television stations and two radio stations.

-------------------------------------------------------------------------------
                                               FOR THE QUARTERS ENDED
                                     ------------------------------------------
                                          MARCH 31,      APRIL 1,
(DOLLARS IN THOUSANDS)                         2002          2001    % CHANGE
-------------------------------------------------------------------------------
Revenues                                    $31,959       $32,446       (1.5)
-------------------------------------------------------------------------------
EBITDA                                       $8,354       $10,338      (19.2)
-------------------------------------------------------------------------------
Operating profit                             $6,408        $8,265      (22.5)
-------------------------------------------------------------------------------

      Revenues decreased 1.5% to $32.0 million in the first quarter of 2002 compared with $32.4 million in the first quarter of 2001.

      Operating profit in the first quarter of 2002 decreased 22.5% to $6.4 million from an adjusted $8.3 million in the first quarter of 2001. The decrease in operating results was primarily due to an increase in compensation and benefits costs.

NEW YORK TIMES DIGITAL: NYTD is the Company's digital division. NYTD consists of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"), which licenses archive databases of The Times and the Globe to electronic information providers. In April 2001, the Company sold GolfDigest.com, which was included in the sale of the Company's golf properties.

---------------------------------------------------------------------------
                                          FOR THE QUARTERS ENDED
                             ----------------------------------------------
                                     MARCH 31,     APRIL 1,
(DOLLARS IN THOUSANDS)                   2002          2001     % CHANGE
---------------------------------------------------------------------------
Revenues                              $16,162      $ 14,055         15.0
---------------------------------------------------------------------------
EBITDA                                $ 2,145      $ (6,003)         *
---------------------------------------------------------------------------
Operating profit (loss)               $   181      $ (7,685)         *
---------------------------------------------------------------------------

      Advertising revenue accounted for approximately 63% and other revenue, which is primarily DAD, accounted for the remainder of NYTD's total revenues for the first quarter of 2002. Revenues for NYTD increased 15.0% in the first quarter of 2002 to $16.2 million from $14.1 million in the 2001 first quarter. Revenues were higher as a result of increased advertising, particularly in the studio entertainment, travel and finance categories, as well as increased sales of premium products such as archives and crossword puzzles. Overall classified advertising increased particularly in the real estate category.

      NYTD had an operating profit, which amounted to $0.2 million in the first quarter of 2002 compared with an operating loss of $7.7 million in the first quarter of 2001. NYTD's goal is to achieve an operating profit for 2002.

      The increase in operating results was due to an increase in revenues as well as a decrease in costs, primarily compensation and promotion costs.

      NYTD achieved positive EBITDA, which amounted to $2.1 million in the first quarter of 2002 compared with an EBITDA loss of $6.0 million in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash flow activity for the first quarters of 2002 and 2001 was as follows:

--------------------------------------------------------------------------------------
                                                             FOR THE QUARTERS ENDED
                                                          ----------------------------
                                                           MARCH 31,       APRIL 1,
(IN MILLIONS)                                                  2002           2001
--------------------------------------------------------------------------------------
Net cash (used in)/ provided by operating activities       $ (65.2)       $ 112.0
--------------------------------------------------------------------------------------
Net cash used in investing activities                      $(103.6)       $ (19.9)
--------------------------------------------------------------------------------------
Net cash provided by/(used in) financing activities        $ 188.1        $ (99.3)
--------------------------------------------------------------------------------------

      The Company had net cash used in operating activities in the first quarter of 2002 compared with net cash provided by operating activities in the 2001 first quarter. This primarily resulted from the payment of $232.0 million of income taxes on January 15, 2002 (see the Discontinued Operations section). The increase in net cash used in investing activities of $83.7 million was primarily due to the Company's investment in NESV in the first quarter of 2002. Net cash provided by financing activities in the first quarter of 2002 was primarily from the issuance of commercial paper, partially offset by stock repurchases and dividends paid. In the 2001 first quarter net cash used by financing activities primarily resulted from stock repurchases, partially offset by the issuance of commercial paper.

      The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover its cash requirements, including working capital needs, stock repurchases, planned capital expenditures and acquisitions, and dividend payments to stockholders for both the next twelve months and the foreseeable future. The ratio of current assets to current liabilities was 60.2% as of March 31, 2002, and 65.0% as of December 30, 2001. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 33.7% as of March 31, 2002, compared with 34.2% as of December 30, 2001.

      The Company's contractual cash obligations and commercial commitments are detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. As of March 31, 2002, these contractual cash obligations and commercial commitments have not materially changed from December 30, 2001.

      FINANCING: The Company has a total of $540.0 million available to borrow under its revolving credit agreements. These revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Approximately $374.7 million of stockholders' equity was unrestricted under these agreements as of March 31, 2002, and $349.7 million was unrestricted as of December 30, 2001.

      The Company had $382.2 million in commercial paper outstanding as of March 31, 2002, and $158.3 million as of December 30, 2001. The increase in commercial paper outstanding was primarily due to the payment of income taxes on January 15, 2002 (see the Discontinued Operations section), and the financing of the Company's investment in NESV. These obligations are supported by the revolving credit agreements, which had no amounts outstanding as of March 31, 2002, and December 30, 2001. The amount available under the commercial paper facility was $157.8 million as of March 31, 2002, and $213.3 million as of May 3, 2002.

      The Company's total debt, including commercial paper and capital leases, was $982.6 million as of March 31, 2002, and $759.5 million as of December 30, 2001. The increase in total debt was primarily due to additional commercial paper outstanding.

      In April 2002, the Company issued $50.0 million in notes under its medium-term note program. The notes pay interest semi-annually at 5.35% and mature on April 16, 2007. The proceeds from the issuance of the notes were used by the Company to reduce its commercial paper outstanding. As of May 3, 2002, the Company had $248.0 million of notes outstanding of the $300.0 million that can be issued under the medium-term note program.

      CAPITAL EXPENDITURES: The Company currently estimates that capital expenditures for 2002 will range from $190.0 million to $210.0 million compared with $90.4 million in 2001. The 2002 estimate includes approximately $46.0 million of land acquisition costs and $32.0 million of pre-development costs related to the Company's proposed new headquarters in New York City. The Company currently anticipates that depreciation and amortization expense for 2002 will be in the range of $160.0 million to $170.0 million compared with $194.0 million in 2001. The Company's amortization expense in 2002 will be less than the 2001 amount as a result of the adoption of SFAS 142.

SIGNIFICANT ACCOUNTING POLICES AND ESTIMATES

      As of March 31, 2002, the Company's significant accounting polices and estimates, which are detailed in the Company's Annual Report on Form 10-K, have not changed from December 30, 2001, except for the adoption of SFAS 142.

FACTORS THAT COULD AFFECT OPERATING RESULTS

      Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company's various markets, and material increases in newsprint prices. They also include other risks detailed from time to time in the Company's publicly-filed documents, including the Company's Annual Report on Form 10-K for the period ended December 30, 2001. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's Annual Report on Form 10-K for the year ended December 30, 2001, details the Company's disclosures about market risk. As of March 31, 2002, there have been no changes in the Company's market risk from December 30, 2001.

                           PART II. OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      (a) The Company's annual meeting of stockholders was held on April 16, 2002.

      (b)   The following matters were voted on at the annual meeting:

      1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The results of the vote taken were as follows:

  CLASS A DIRECTORS:                               FOR             WITHHELD
  ------------------                           -----------       -----------

  Raul E. Cesan                                130,706,538        1,358,017
  William E. Kennard                           131,043,583        1,020,972
  Henry B. Schacht                             130,655,549        1,409,006
  Donald M. Stewart                            106,124,633       25,939,922


  CLASS B DIRECTORS:
  ------------------

  John F. Akers                                    798,426                0
  Brenda C. Barnes                                 798,426                0
  Jacqueline H. Dryfoos                            798,426                0
  Michael Golden                                   798,426                0
  Russell T. Lewis                                 798,426                0
  David E. Liddle                                  798,426                0
  Ellen R. Marram                                  798,426                0
  Arthur Sulzberger, Jr.                           798,426                0
  Cathy J. Sulzberger                              798,426                0

      2. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending December 29, 2002. The results of the vote taken were as follows:


  For:                                                    129,961,585
  Against:                                                  2,090,104
  Abstain:                                                    811,292
  Broker Non-Votes:                                                 0
  Total Against, Abstain and Broker Non-Votes*:             2,901,396

--------
* An abstention or broker non-vote had the same effect as a vote against this matter.

                           PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

            10.17 The Company's Non-Employee Directors Deferral Plan, as amended effective January 1, 2002

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

                                               THE NEW YORK TIMES COMPANY
                                               --------------------------
                                                      (Registrant)


Date: MAY 10, 2002                             /s/  Leonard P. Forman
                                          ------------------------------------
                                                   Leonard P. Forman
                                               Senior Vice President and
                                                Chief Financial Officer
                                             (Principal Financial Officer)

                   EXHIBIT INDEX TO QUARTERLY REPORT FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

EXHIBIT NO.

      (a)   EXHIBIT

            10.17 The Company's Non-Employee Directors Deferral Plan, as amended effective January 1, 2002

            12    Ratio of Earnings to Fixed Charges