Form 10-Q
period 2002-06-30
NEW YORK TIMES CO
filed 2002-08-13
CIK 71691

FORM 10-Q

UNITED STATES SECURITIES EXCHANGE COMMISSION Washington, D.C. 20549 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended	June 30, 2002

Commission file number	1-5837

THE NEW YORK TIMES COMPANY (Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	13-1102020 (I.R.S. Employer Identification No.)

229 WEST 43RD STREET, NEW YORK, NEW YORK (Address of principal executive offices)

10036 (Zip Code)

Registrant’s telephone number, including area code	212-556-1234

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Number of shares of each class of the registrant’s common stock outstanding as of August 2, 2002 (exclusive of treasury shares):

Class A Common Stock Class B Common Stock	150,715,689 shares 846,980 shares

PART I. FINANCIAL INFORMATION Item 1. Financial Statements THE NEW YORK TIMES COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001
	(13 Weeks)		(26 Weeks)
Revenues
Advertising	$512,947	$520,218	$1,001,594	$1,064,509
Circulation	211,899	187,946	413,154	372,959
Other	47,365	52,118	94,560	100,967

Total	772,211	760,282	1,509,308	1,538,435

Production costs
Raw materials	64,221	83,907	132,905	168,986
Wages and benefits	154,234	148,408	308,197	301,560
Other	106,208	109,736	212,924	220,656

Total	324,663	342,051	654,026	691,202

Selling, general and administrative expenses	305,820	370,020	615,023	684,538

Total	630,483	712,071	1,269,049	1,375,740

Operating profit	141,728	48,211	240,259	162,695

Net (loss)/income from joint ventures	(2,262)	765	(2,193)	1,657

Interest expense – net	11,600	10,399	22,155	25,190

Income from non-compete agreement	1,250	1,250	2,500	2,500

Income from continuing operations before income taxes	129,116	39,827	218,411	141,662

Income taxes	50,355	15,611	85,180	57,364

Income from continuing operations	78,761	24,216	133,231	84,298

Income from operations of discontinued Magazine Group,
net of income taxes	—	—	—	1,192

Gain on disposal of Magazine Group, net of income taxes	—	241,258	—	241,258

Discontinued operations, net of income taxes	—	241,258	—	242,450

Net Income	$78,761	$265,474	$133,231	$326,748

Average Number of Common Shares
Basic	151,789	158,758	151,446	160,323
Diluted	155,555	161,687	154,883	163,408

Basic Earnings Per Share
Income from continuing operations	$0.52	$0.15	$0.88	$0.53
Discontinued operations, net of income taxes	—	1.52	—	1.51

Net Income	$0.52	$1.67	$0.88	$2.04

Diluted Earnings Per Share
Income from continuing operations	$0.51	$0.15	$0.86	$0.52
Discontinued operations, net of income taxes	—	1.49	—	1.48

Net Income	$0.51	$1.64	$0.86	$2.00

Dividends per share	$0.135	$0.125	$0.260	$0.240

See Notes to Condensed Consolidated Financial Statements. 2

THE NEW YORK TIMES COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)

	June 30, 2002	December 30, 2001
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$55,670	$51,952

Accounts receivable-net	281,003	318,529

Inventories
Newsprint and magazine paper	20,999	28,442
Work-in-process and other	3,027	3,197

Total inventories	24,026	31,639

Deferred income taxes	78,737	78,737

Other current assets	49,548	79,033

Total current assets	488,984	559,890

Other Assets

Investments in joint ventures	259,248	86,811

Property, plant and equipment (less accumulated
depreciation and amortization of $1,187,750 in 2002
and $1,149,414 in 2001)	1,160,555	1,166,863

Intangible assets acquired
Cost in excess of net assets acquired (less
accumulated amortization of $332,308
in 2002 and 2001)	1,017,766	1,017,766

Other intangible assets acquired (less
accumulated amortization of $145,428
in 2002 and $136,848 in 2001)	383,893	392,473

Miscellaneous assets	216,973	214,881

TOTAL ASSETS	$3,527,419	$3,438,684

See Notes to Condensed Consolidated Financial Statements. 3

THE NEW YORK TIMES COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)

	June 30, 2002	December 30, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$210,945	$158,300
Accounts payable	187,795	170,950
Accrued payroll and other related liabilities	96,067	81,299
Accrued expenses	153,471	160,867
Accrued income taxes	10,711	225,220
Unexpired subscriptions	65,631	61,706
Capital lease obligations	1,943	2,534

Total current liabilities	726,563	860,876

Other Liabilities

Long-term debt	620,623	517,094
Capital lease obligations	81,063	81,609
Deferred income taxes	65,705	64,748
Other	778,193	764,704

Total other liabilities	1,545,584	1,428,155

Total liabilities	2,272,147	2,289,031

Stockholders’ Equity

Capital stock of $.10 par value
Class A – authorized 300,000,000 shares; issued: 2002 –
157,673,477; 2001 – 155,609,044 (including treasury shares:
2002 – 5,983,041; 2001 – 5,000,000)	15,767	15,561
Class B – convertible – authorized 846,980 shares; issued:
2002 – 846,980; 2001 – 847,020	85	85
Additional paid-in capital	72,649	—
Deferred compensation on issuance of restricted
Class A common stock	(2,571)	(2,951)
Accumulated other comprehensive loss	(7,356)	(8,823)
Retained earnings	1,427,570	1,354,173
Common stock held in treasury, at cost	(250,872)	(208,392)

Total stockholders’ equity	1,255,272	1,149,653

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,527,419	$3,438,684

See Notes to Condensed Consolidated Financial Statements. 4

THE NEW YORK TIMES COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited) (Dollars in thousands)

	Six Months Ended
	June 30, 2002	July 1, 2001

	(26 Weeks)
OPERATING ACTIVITIES

Net cash provided by operating activities	$120,831	$248,941

INVESTING ACTIVITIES

Additions to property, plant and equipment	(59,706)	(39,433)
Investments in joint ventures	(174,558)	—
Net proceeds from dispositions	—	436,672
Other–net	(9,347)	343

Net cash (used in)/provided by investing activities	(243,611)	397,582

FINANCING ACTIVITIES

Commercial paper borrowings/(payments)	52,645	(291,251)
Redemption of subsidiary stock	—	(25,000)
Long-term debt
Proceeds	101,374	—
Payments	(1,607)	(743)
Capital shares
Issuances	51,030	38,799
Repurchases	(46,069)	(285,507)
Dividends paid to stockholders	(39,238)	(38,558)
Other financing proceeds	8,363	—

Net cash provided by/(used in) financing activities	126,498	(602,260)

Increase in cash and cash equivalents	3,718	44,263

Cash and cash equivalents at the beginning of the year	51,952	69,043

Cash and cash equivalents at the end of the quarter	$55,670	$113,306

SUPPLEMENTAL CASH FLOW INFORMATION

Capital expenditures attributable to the Company’s development partner’s interest in the Company’s proposed new headquarters are included in Investing Activities - Other-net ($7.4 million). Cash received from the development partner for capital expenditures is included in Financing Activities - Other financing proceeds ($8.4 million).

See Notes to Condensed Consolidated Financial Statements. 5

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General

     The accompanying Notes to the Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 30, 2001, for The New York Times Company (the “Company”) filed with the Securities and Exchange Commission (the “SEC”). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, as of and for the interim periods ended, have been included. Due to the seasonal nature of the Company’s business, results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the three-month periods and 26 weeks for the six-month periods.

     As of June 30, 2002, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed from December 30, 2001, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.

2.  Stock Option and Employee Stock Purchase Plans

     The Company applies Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for stock options granted under its 1991 Executive Stock Incentive Plan and shares issued under its employee stock purchase plan (“ESPP”). APB 25 does not require compensation expense to be recorded if certain conditions are met. The Company satisfies the conditions for non-recognition of compensation expense under APB 25, and therefore no compensation expense for stock options granted or shares issued under the ESPP is reflected in the Company’s Condensed Consolidated Financial Statements.

     Had compensation expense been recorded over the vesting period based on the fair value at the grant date of stock options and the shares issued under the ESPP, the Company’s net income and diluted earnings per share would have been reduced by $12.4 million and $.08 per share in the second quarter of 2002, and $24.8 million and $.16 per share for the first six months of 2002. The Company’s net income and diluted earnings per share would have been reduced by $11.8 million and $.07 per share in the second quarter of 2001, and $23.6 million and $.14 per share for the first six months of 2001.

3.  Goodwill and Other Intangible Assets - Adoption of SFAS 142

     At the beginning of the Company’s 2002 fiscal year, the Company adopted SFAS 142. SFAS 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or certain other intangibles. The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company’s Condensed Consolidated Statements of Income do not reflect the effect of SFAS 142 and, accordingly, the second quarter of 2001 includes amortization expense of $10.6 million in “Selling, general and administrative (‘SGA’) expenses” and $0.1 million in “Net (loss)/income from joint ventures” ($9.2 million after tax or $.06 per share, collectively). The first six months of 2001 include amortization expense of $21.2 million in SGA expenses and $0.2 million in “Net (loss)/income from joint ventures” ($18.5 million after tax or $.11 per share, collectively).

The following information represents pro forma net income and earnings per share assuming the adoption of SFAS 142 at the beginning of the Company’s 2001 fiscal year:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Reported Net Income	$78,761	$265,474	$133,231	$326,748
Addback:
Goodwill Amortization	—	8,082	—	16,164
Broadcast Licenses Amortization	—	897	—	1,794
Newspaper Mastheads Amortization	—	252	—	507

Adjusted Net Income	$78,761	$274,705	$133,231	$345,213

Basic Earnings per Share:
Reported Net Income	$0.52	$1.67	$0.88	$2.04
Addback:
Goodwill Amortization	—	0.05	—	0.10
Broadcast Licenses Amortization	—	0.01	—	0.01
Newspaper Mastheads Amortization	—	—	—	—

Adjusted Net Income	$0.52	$1.73	$0.88	$2.15

Diluted Earnings per Share:
Reported Net Income	$0.51	$1.64	$0.86	$2.00
Addback:
Goodwill Amortization	—	0.05	—	0.10
Broadcast Licenses Amortization	—	0.01	—	0.01
Newspaper Mastheads Amortization	—	—	—	—

Adjusted Net Income	$0.51	$1.70	$0.86	$2.11

     Included in “Other intangible assets acquired” in the Company’s Condensed Consolidated Balance Sheets are other intangible assets, that are subject to amortization as well as those that are no longer subject to amortization in accordance with the adoption of SFAS 142.

Other intangible assets as of June 30, 2002, and December 30, 2001, were as follows:

	June 30, 2002		December 30, 2001
(Dollars in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization

Amortized Other Intangible Assets:
Customer Lists	$203,040	$95,819	$203,040	$87,489
Other	5,747	5,121	5,747	4,871

Total	$208,787	$100,940	$208,787	$92,360

Unamortized Other Intangible Assets:
Broadcast Licenses	$256,809	$36,615	$256,809	$36,615
Newspaper Mastheads	63,725	7,873	63,725	7,873

Total	$320,534	$44,488	$320,534	$44,488

Total Other Intangible Assets	$529,321	$145,428	$529,321	$136,848

     Amortization expense for the first six months of 2002 was $8.6 million and is expected to be $17.2 million for the full-year 2002. Estimated annual amortization expense for the next five years related to other intangible assets subject to amortization is expected to be as follows:

Year	Amount

2003	$17,034
2004	$16,648
2005	$16,625
2006	$13,478
2007	$ 4,477

4.   Investments/Dispositions

     Investments:

     In April 2002, the Company and Discovery Communications, Inc. formed a joint venture in Discovery Civilization, a digital cable television channel (“DC”). The Company invested approximately $100 million for a 50% interest in DC.

     In February 2002, New England Sports Ventures, LLC (“NESV”), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for an interest of approximately 15% in NESV.

     The Company’s investments in DC and NESV are accounted for under the equity method, and are recorded in “Investments in joint ventures” in the Company’s Condensed Consolidated Balance Sheet. The Company’s proportionate shares of the operating results of DC and NESV are recorded in “Net (loss)/income from joint ventures” in the Company’s Condensed Consolidated Statement of Income and in “Investment in joint ventures” in the Company’s Condensed Consolidated Balance Sheet. The final allocations of the purchase prices of DC and NESV among the fair value of the assets acquired, net of the liabilities assumed, is in the process of being completed. The Company’s results from DC and NESV could be affected by these final allocations.

     Magazine Sale - Discontinued Operations:

     On April 2, 2001, the Company sold Golf Digest, Golf Digest Woman, Golf World, Golf World Business (“Magazine Group”) and GolfDigest.com, for $435.0 million. In the second quarter and first six months of 2001, the Company recorded a gain from the sale of $412.0 million ($241.3 million after tax), or $1.49 per share in the second quarter and $1.47 per share for the first six months of 2001.

     The results of operations of the Magazine Group in 2001 are reported as discontinued operations. In 2001, revenues, operating profit and EBITDA (earnings before interest, taxes, depreciation and amortization) for the Magazine Group were $26.5 million, $2.0 million and $2.3 million, respectively.

5.  Income Taxes

     “Accrued income taxes” in the Company’s Condensed Consolidated Balance Sheets decreased as of June 30, 2002, from December 30, 2001, because income taxes payable, which were primarily related to the gain on the sale of the Magazine Group and GolfDigest.com, were paid on January 15, 2002. The Internal Revenue Service granted all companies in the five boroughs of New York City an extension on income taxes payable after September 11, 2001, until January 15, 2002.

     The Company’s effective income tax rate in the second quarter of 2002 was 39.0% compared with 33.8% in the 2001 second quarter, assuming the adoption of SFAS 142 in 2001. On the same basis, the effective income tax rate for the first six months of 2002 was 39.0% compared with 37.0% for the first six months of 2001. The Company expects its effective tax rate in 2002 will be 39.0% compared with 37.5% in 2001, assuming SFAS 142 was adopted in the prior year.

6.   Staff Reductions

     The Company recorded work force reduction expenses of $3.0 million and $12.6 million in the second quarter and first six months of 2002. Total work force reduction expenses of $79.1 million were recorded in the second quarter and first six months of 2001. These charges are included in SGA expenses in the Company’s Condensed Consolidated Statements of Income. Accruals for these work force reduction expenses are primarily included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheets and amounted to $7.1 million as of June 30, 2002, and $20.6 million as of December 30, 2001. Most of the accruals outstanding as of June 30, 2002, will be paid within one year.

7.   Debt Obligations

     In June 2002, the Company increased the amount available to borrow under its revolving credit agreements to $600.0 million from $540.0 million to provide additional credit flexibility over the next year. The Company’s one-year credit agreement was renewed and increased to $330.0 million from $270.0 million and will now mature in June 2003. The Company’s multi-year credit agreement remained at $270.0 million and will mature in June 2006. These revolving credit agreements require, among other provisions, specified levels of stockholders’ equity. Under these agreements, $455.3 million of stockholders’ equity was unrestricted as of June 30, 2002, and $349.7 million was unrestricted as of December 30, 2001.

     The Company had $210.9 million in commercial paper outstanding as of June 30, 2002, and $158.3 million as of December 30, 2001. These commercial paper obligations are supported by the revolving credit agreements, which had no amounts outstanding as of June 30, 2002, or December 30, 2001. The amount available under the commercial paper facility was $389.1 million as of June 30, 2002.

     In June and April 2002, the Company issued $52.0 million and $50.0 million in notes under its medium-term note program, respectively. The medium-term notes issued in June 2002 pay interest semi-annually at 4.625% and mature on June 25, 2007, and the medium-term notes issued in April 2002 pay interest semi-annually at 5.35% and mature on April 16, 2007. The total issuance of $102.0 million in 2002 was the remaining amount available under the Company’s 1998 shelf registration.

     The Company’s total debt, including commercial paper and capital leases, was $914.6 million as of June 30, 2002, and $759.5 million as of December 30, 2001. The increase in total debt was due to the issuance of medium-term notes and commercial paper, primarily due to the payment of income taxes on January 15, 2002 (see Note 5), and the financing of the Company’s investments in DC and NESV.

     On July 26, 2002, the Company filed a $300.0 million shelf Registration Statement on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. This registration statement became effective on August 6, 2002.

8.  Common Stock

     On February 21, 2002, the Board of Directors authorized an additional $300.0 million of repurchase expenditures under the Company’s stock repurchase program. During the first six months of 2002, the Company repurchased 1.0 million shares of Class A Common Stock at a cost of $43.0 million. The average price of these repurchases was $43.20 per share. From July 1, 2002, through August 2, 2002, the Company has repurchased 1.1 million shares at a cost of $46.0 million. As of August 2, 2002, the remaining amount of the aggregate repurchase authorizations from the Company’s Board of Directors was $342.8 million.

     On April 16, 2002, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company’s Class A and Class B Common Stock from $.125 per share to $.135 per share, effective with the June 2002 dividend.

9.   Comprehensive Income

     Comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains/(losses) on available-for-sale securities, unrealized gains/(losses) on cash-flow hedges, as well as net income reported in the Company’s Condensed Consolidated Statements of Income.

     Comprehensive income for 2002 and 2001 was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

Net Income	$78,761	$265,474	$133,231	$326,748
Foreign currency translation adjustments	891	775	824	(261)
Change in unrealized gains/(losses) on marketable securities:
Unrealized gains/(losses) arising during period	55	(199)	146	(169)
Add: reclassification adjustment for loss included in net income	47	—	47	—
Change in unrealized derivative gains/(losses) on cash flow hedges	492	(2,752)	1,401	2,593
Income tax (charge)/benefit	(573)	851	(950)	(880)

Comprehensive income	$79,673	$264,149	$134,699	$328,031

     The “Accumulated other comprehensive loss” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $5.6 million as of June 30, 2002, and $6.5 million as of December 30, 2001.

10.   Segment Statements of Income

     The Company’s reportable segments consist of its Newspaper, Broadcast and digital business division, New York Times Digital. These segments are evaluated regularly by key management in assessing performance and allocating resources. The results of operations of the Magazine Group, which was sold in April 2001, are classified as discontinued operations for all periods presented.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 30, 2002	July 1, 2001	June 30, 2002	July 1, 2001

REVENUES
Newspapers	$718,880	$709,074	$1,410,348	$1,443,391
Broadcast	38,977	38,692	70,936	71,138
New York Times Digital	17,772	15,336	33,934	29,392
Intersegment eliminations (A)	(3,418)	(2,820)	(5,910)	(5,486)

Total	$772,211	$760,282	$1,509,308	$1,538,435

OPERATING PROFIT (LOSS)
Newspapers	$136,806	$46,901	$239,631	$173,640
Broadcast	13,034	11,953	19,442	18,211
New York Times Digital	1,918	(1,793)	2,099	(9,479)
Unallocated corporate expenses	(10,030)	(8,850)	(20,913)	(19,677)

Total	141,728	48,211	240,259	162,695

Net (loss)/income from joint ventures	(2,262)	765	(2,193)	1,657
Interest expense-net	11,600	10,399	22,155	25,190
Income from non-compete agreement	1,250	1,250	2,500	2,500

Income from continuing operations before income taxes	129,116	39,827	218,411	141,662
Income taxes	50,355	15,611	85,180	57,364

Income from continuing operations	78,761	24,216	133,231	84,298

Income from operations of discontinued
Magazine Group, net of income taxes	—	—	—	1,192

Gain on disposal of Magazine Group, net
of income taxes	—	241,258	—	241,258

Discontinued operations, net of income taxes	—	241,258	—	242,450

Net Income	$78,761	$265,474	$133,231	$326,748

     See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company’s reportable segments.

     (A) Intersegment eliminations primarily include license fees between New York Times Digital and other segments.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Advertising revenues accounted for approximately 66% and circulation revenues accounted for 27% of the Company’s total revenues for the first six months of 2002. For the first half of 2002, the Company experienced a decline in its advertising revenue compared with the first half of 2001, primarily as a result of lower advertising volume. Circulation revenue increased for the first six months of 2002 compared with the first six months of 2001, primarily due to higher subscription prices at The New York Times (“The Times”) and The Boston Globe (the “Globe”). For 2002, the Company now expects circulation revenue growth in the range of 6% to 8%, up from its earlier guidance of 5% to 7%.

     For the first half of 2002, total costs decreased compared with the first half of 2001, excluding special items and the effect of SFAS 142 (see below). This resulted from a decrease in newsprint expense, which was partially offset by an increase in bonus accruals linked to improved performance and higher benefits costs. For 2002, the Company expects an increase in total costs of 1% to 2%, excluding work force reduction expenses and the effect of SFAS 142 (see below). Newsprint is the major component of the Company’s cost of raw materials. Newsprint market prices, on average, were lower for the first half of 2002 than for the first half of 2001 and are expected to be below 2001 levels for the remainder of the year.

     The Company currently expects that third-quarter diluted earnings per share will be within a range of $.34 to $.38 and that the full-year 2002 diluted earnings per share will be within a range of $1.90 to $2.00, excluding special items. The Company’s performance for the second half of 2002 depends on the strength of the advertising recovery. While the Company has reported sequential improvement in the rate of year-over-year advertising revenue declines, there is no certainty that this will continue.

     At the beginning of the Company’s 2002 fiscal year, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or certain other intangibles. The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company’s Condensed Consolidated Statements of Income do not reflect the effect of SFAS 142 and, accordingly, the second quarter of 2001 includes amortization expense of $10.6 million in “Selling, general and administrative (‘SGA’) expenses” and $0.1 million in “Net (loss)/income from joint ventures” ($9.2 million after tax or $.06 per share, collectively). The first six months of 2001 include amortization expense of $21.2 million in SGA expenses and $0.2 million in “Net (loss)/income from joint ventures” ($18.5 million after tax or $.11 per share, collectively).

     Management believes a more meaningful comparison of the results of operations for 2002 and 2001 is achieved by using the 2001 results of operations adjusted as if SFAS 142 had been adopted retroactively. Therefore, the historical results for 2001 included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been adjusted as if SFAS 142 had been adopted retroactively.

Seasonality

     Advertising revenues cause the Company’s quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is traditionally higher than first- and third-quarter volume since economic activity tends to be lower after the holidays and in the summer. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, also affect the levels of the Company’s retail, national and most particularly, classified advertising revenue.

Investments

     In April 2002, the Company and Discovery Communications, Inc. formed a joint venture in Discovery Civilization, a digital cable television channel (“DC”). The Company invested approximately $100 million for a 50% interest in DC.

     In February 2002, New England Sports Ventures, LLC (“NESV”), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for an interest of approximately 15% in NESV.

     The Company’s investments in DC and NESV are accounted for under the equity method, and are recorded in “Investments in joint ventures” in the Company’s Condensed Consolidated Balance Sheet. The Company’s proportionate shares of the operating results of DC and NESV are recorded in “Net (loss)/income from joint ventures” in the Company’s Condensed Consolidated Statement of Income and in “Investment in joint ventures” in the Company’s Condensed Consolidated Balance Sheet. The final allocations of the purchase prices of DC and NESV among the fair value of the assets acquired, net of the liabilities assumed, is in the process of being completed. The Company’s results from DC and NESV could be affected by these final allocations.

Discontinued Operations

     On April 2, 2001, the Company sold Golf Digest, Golf Digest Woman, Golf World, Golf World Business (“Magazine Group”) and GolfDigest.com, for $435.0 million. In the second quarter and first six months of 2001, the Company recorded a gain from the sale of $412.0 million ($241.3 million after tax), or $1.49 per share in the second quarter and $1.47 per share for the first six months of 2001.

     The results of operations of the Magazine Group in 2001 are reported as discontinued operations. In 2001, revenues, operating profit and EBITDA (earnings before interest, taxes, depreciation and amortization) for the Magazine Group were $26.5 million, $2.0 million and $2.3 million, respectively.

Special Items

     Total special items amounted to $1.7 million ($1.0 million after tax or $.01 per share) in the second quarter of 2002 and $10.1 million ($6.2 million after tax or $.04 per share) for the first six months of 2002.

     Special items in the second quarter and first six months of 2002 included the following:

•	A $3.0 million pre-tax charge ($1.8 million after tax or $.01 per share) in the second quarter and a $12.6 million pre-tax charge ($7.7 million after tax or $.05 per share) for the first six months of 2002 related to work force reduction expenses, primarily at the Globe.

•	$1.3 million in income on a pre-tax basis ($0.8 million after tax and less than $.01 per share) in the second quarter and $2.5 million in income on a pre-tax basis ($1.5 million after tax or $.01 per share) for the first six months of 2002 related to a non-compete agreement.

     Total special items amounted to $334.2 million ($194.9 million after tax or $1.20 per share) in the second quarter of 2001 and $335.4 million ($195.7 million after tax or $1.19 per share) for the first six months of 2001.

     Special items in the second quarter and first six months of 2001 included the following:

•	A $412.0 million pre-tax gain ($241.3 million after tax or $1.49 per share in the second quarter and $1.47 per share for the first six months of 2001) resulting from the sale of the Magazine Group.

•	A $79.1 million pre-tax charge ($47.1 million after tax or $.29 per share) related to work force reduction expenses across the Company.

•	$1.3 million in income on a pre-tax basis ($0.8 million after tax and less than $.01 per share) in the second quarter and $2.5 million in income on a pre-tax basis ($1.5 million after tax or $.01 per share) for the first six months of 2001 related to a non-compete agreement.

Operating Results

     The Company’s consolidated financial results for the quarter and six months ended June 30, 2002, compared with the adjusted quarter and six months ended July 1, 2001, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2002	July 1, 2001	% Change	June 30, 2002	July 1, 2001	% Change

Revenues	$772,211	$760,282	1.6	$1,509,308	$1,538,435	(1.9)

Operating profit	$141,728	$58,800	*	$240,259	$183,873	30.7

Net Income before special items	$79,798	$79,762	—	$139,385	$149,533	(6.8)

Special items	(1,037)	194,943	*	(6,154)	195,680	*

Net Income	$78,761	$274,705	(71.3)	$133,231	$345,213	(61.4)

Diluted earnings per share:

Net Income before special items	$0.52	$0.50	4.0	$0.90	$0.92	(2.2)

Special items	(0.01)	1.20	*	(0.04)	1.19	*

Diluted earnings per share	$0.51	$1.70	(70.0)	$0.86	$2.11	(59.2)

* Represents percentages greater than or equal to 100%. 15

     Total revenues for the Company increased 1.6% to $772.2 million in the second quarter of 2002 from $760.3 million in the second quarter of 2001. Circulation revenue increased 12.7% and advertising revenue decreased 1.4% in the second quarter of 2002 compared with the second quarter of 2001. For the first half of 2002, total revenues for the Company decreased 1.9% to $1,509.3 million from $1,538.4 million for the first half of 2001. Circulation revenue increased 10.8% and advertising revenue decreased 5.9% for the first half of 2002 compared with the first half of 2001. Circulation revenue increased primarily due to higher subscription prices at The Times and the Globe and advertising revenue decreased primarily as a result of lower advertising volume.

     Operating profit in the second quarter of 2002 increased 4.9% to $144.7 million from an adjusted $137.9 million in the second quarter of 2001, excluding special items. On the same basis, operating profit for the first half of 2002 decreased 3.9% to $252.8 million from an adjusted $263.0 million for the first half of 2001. Including special items, operating profit in the second quarter of 2002 increased to $141.7 million from an adjusted $58.8 million in the corresponding period of 2001. On the same basis, operating profit for the first six months of 2002 increased 30.7% to $240.3 million from an adjusted $183.9 million for the first six months of 2001.

     The increase in operating profit in the second quarter of 2002, excluding special items, was due to an increase in circulation revenue, partially offset by a decrease in advertising revenue and a slight increase in total costs. On the same basis, operating profit for the first six months of 2002 decreased primarily from lower advertising revenue, partially offset by an increase in circulation revenue and a decrease in total costs.

     The 2002 second-quarter net income of $79.8 million equaled the adjusted amount of $79.8 million in the second quarter of 2001, excluding special items. On the same basis, net income for the first half of 2002 decreased 6.8% to $139.4 million from an adjusted $149.5 million for the first half of 2001. Including special items, net income in the second quarter of 2002 decreased 71.3% to $78.8 million from an adjusted $274.7 million in the second quarter of 2001. On the same basis, net income for the first six months of 2002 decreased 61.4% to $133.2 million from an adjusted $345.2 million for the first six months of 2001.

EBITDA

     EBITDA in the second quarter of 2002 increased 2.9% to $180.3 million from $175.2 million in the second quarter of 2001, excluding special items. On the same basis, EBITDA for the first half of 2002 decreased 4.5% to $327.1 million from $342.6 million for the first half of 2001. Including special items, EBITDA in the second quarter of 2002 decreased 65.1% to $177.3 million from $508.2 million in the second quarter of 2001. On the same basis, EBITDA for the first six months of 2002 decreased 53.4% to $314.5 million from $675.6 million for the first six months of 2001.

     EBITDA is presented since it is a widely accepted indicator of funds available to service debt, although it is not a measure of liquidity or of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). The EBITDA presented may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to net income or cash flows as determined under GAAP.

Consolidated Costs and Expenses Consolidated costs and expenses in the second quarter and first half of 2002 and an adjusted second quarter and first half of 2001 were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2002	July 1, 2001	% Change	June 30, 2002	July 1, 2001	% Change

Production costs
Raw materials	$64,221	$83,907	(23.5)	$132,905	$168,986	(21.4)
Wages and benefits	154,234	148,408	3.9	308,197	301,560	2.2
Other	106,208	109,736	(3.2)	212,924	220,656	(3.5)

Total production costs	324,663	342,051	(5.1)	654,026	691,202	(5.4)
Selling, general and
administrative expenses	305,820	359,431	(14.9)	615,023	663,360	(7.3)

Total	$630,483	$701,482	(10.1)	$1,269,049	$1,354,562	(6.3)

     Total production costs decreased 5.1% in the second quarter and 5.4% for the first six months of 2002, primarily due to lower newsprint expense, partially offset by an increase in benefits costs. In the second quarter of 2002, the Company’s newsprint expense decreased 25.1% compared with the 2001 second quarter. This resulted from a decrease in the Company’s average cost per ton of newsprint of 27.5%, partially offset by an increase in consumption of 2.4%. For the first six months of 2002 compared with the first six months of 2001, the Company’s newsprint expense decreased 22.5% due to a decrease in the Company’s average cost per ton of newsprint of 22.4% as well as a decrease in consumption of 0.1%.

     SGA expenses increased 8.0% and 3.1% in the second quarter and first six months of 2002 compared with the corresponding adjusted periods in 2001, excluding special items. These increases resulted primarily from higher bonus accruals linked to improved performance as well as an increase in benefits costs. The increase for the first six months of 2002 was partially offset by lower promotion costs. Including special items, SGA expenses decreased 14.9% and 7.3% in the second quarter and first half of 2002 compared with the corresponding adjusted periods in 2001.

Other

     The Company recorded a loss from joint ventures of $2.3 million in the second quarter of 2002 and $2.2 million for the first six months of 2002 compared with income from joint ventures of $0.8 million and $1.7 million in the same periods last year. This was primarily due to the impact of the Company’s recent investments in DC and NESV. For 2002, the Company expects results from joint ventures to be a loss of approximately $5 million due to the impact of these recent investments, lower operating results at the International Herald Tribune and lower paper prices at the mills in which the Company has an equity investment. The final allocations of the purchase prices of DC and NESV among the fair value of the assets acquired, net of the liabilities assumed, is in the process of being completed. The Company’s results from DC and NESV could be affected by these final allocations.

     Interest expense-net increased to $11.6 million in the 2002 second quarter and decreased to $22.2 million for the first six months of 2002 compared with $10.4 million and $25.2 million in the comparable 2001 periods. The increase in the second quarter of 2002 was mainly due to higher levels of debt outstanding while the decrease for the first six months of 2002 was primarily due to lower interest rates on floating-rate borrowings. For 2002, the Company expects interest expense to be in the range of $48.0 to $53.0 million as a result of additional debt incurred to finance recent investments.

     The effective income tax rate in the second quarter of 2002 was 39.0% compared with an adjusted 33.8% in the 2001 second quarter. For the first six months of 2002, the effective income tax rate was 39.0% compared with an adjusted 37.0% for the first six months of 2001. The Company expects its effective tax rate in 2002 will be 39.0% compared with an adjusted 37.5% in 2001.

     Consolidated revenues, EBITDA, depreciation and amortization and operating profit from continuing operations, in the second quarter and first six months of 2002 and the adjusted second quarter and first six months of 2001, by business segment were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2002	July 1, 2001	% Change	June 30, 2002	July 1, 2001	% Change

REVENUES

Newspapers	$718,880	$709,074	1.4	$1,410,348	$1,443,391	(2.3)
Broadcast	38,977	38,692	0.7	70,936	71,138	(0.3)
New York Times Digital	17,772	15,336	15.9	33,934	29,392	15.5
Intersegment eliminations (A)	(3,418)	(2,820)	(21.2)	(5,910)	(5,486)	(7.7)

Total	$772,211	$760,282	1.6	$1,509,308	$1,538,435	(1.9)

EBITDA

Newspapers	$168,409	$86,845	93.9	$303,579	$254,448	19.3
Broadcast	14,977	16,023	(6.5)	23,331	26,361	(11.5)
New York Times Digital	3,963	68	*	6,108	(5,935)	*
Unallocated corporate expenses	(7,752)	(7,666)	(1.1)	(16,320)	(15,504)	(5.3)
Joint ventures	(2,262)	853	*	(2,193)	1,833	*

Total	$177,335	$96,123	84.5	$314,505	$261,203	20.4

DEPRECIATION AND AMORTIZATION

Newspapers	$31,603	$31,362	0.8	$63,948	$63,644	0.5
Broadcast	1,943	2,063	(5.8)	3,889	4,136	(6.0)
New York Times Digital	2,045	1,861	9.9	4,009	3,544	13.1
Corporate	2,278	1,184	92.4	4,593	4,173	10.1

Total	$37,869	$36,470	3.8	$76,439	$75,497	1.2

OPERATING PROFIT (LOSS)

Newspapers	$136,806	$55,483	*	$239,631	$190,804	25.6
Broadcast	13,034	13,960	(6.6)	19,442	22,225	(12.5)
New York Times Digital	1,918	(1,793)	*	2,099	(9,479)	*
Unallocated corporate expenses	(10,030)	(8,850)	(13.3)	(20,913)	(19,677)	(6.3)

Total	$141,728	$58,800	*	$240,259	$183,873	30.7

* Represents percentages greater than or equal to 100%. (A) Intersegment eliminations primarily include license fees between New York Times Digital and other segments. 18

Newspaper Group: The Newspaper Group consists of The Times, the New England Newspaper Group, which includes the Globe and the Worcester Telegram & Gazette (the “T&G”), 15 other newspapers (“Regional Newspapers”), a newspaper distributor, news services, and licensing of the trademarks and copyrights of The Times and the Globe.

	Three Months Ended			Six Months Ended

(Dollars in thousands)	June 30, 2002	July 1, 2001	% Change	June 30, 2002	July 1, 2001	% Change

Revenues	$718,880	$709,074	1.4	$1,410,348	$1,443,391	(2.3)

EBITDA	$168,409	$86,845	93.9	$303,579	$254,448	19.3

Operating profit	$136,806	$55,483	*	$239,631	$190,804	25.6

* Represents percentages greater than or equal to 100%.

     Total Newspaper Group revenues in the second quarter of 2002 increased 1.4% to $718.9 million from $709.1 million in the 2001 second quarter. Advertising revenue decreased 2.1% to $464.5 million in the second quarter of 2002 from $474.3 million in the prior-year quarter, and circulation revenue increased 12.7% to $211.9 million in the second quarter of 2002 from $187.9 million in the second quarter of 2001. For the first six months of 2002, total Newspaper Group revenues decreased 2.3% to $1,410.3 million from $1,443.4 million for the first six months of 2001. Advertising revenue decreased 6.8% to $913.2 million for the first six months of 2002 from $979.7 million for the first six months of 2001, and circulation revenues increased 10.8% to $413.2 million for the first half of 2002 from $373.0 million for the first half of 2001. Advertising revenue decreased primarily as a result of lower advertising volume and circulation revenue increased primarily due to higher subscription prices at The Times and the Globe.

     Operating profit for the Newspaper Group increased 6.9% to $139.7 million in the second quarter of 2002 from an adjusted $130.7 million in the 2001 second quarter, excluding special items. On the same basis, for the first half of 2002, operating profit decreased 5.2% to $252.1 million from an adjusted $266.0 million for the first half of 2001. Including special items, operating profit increased to $136.8 million in the second quarter of 2002 from an adjusted $55.5 million in the second quarter of 2001. On the same basis, for the first half of 2002, operating profit increased 25.6% to $239.6 million from an adjusted $190.8 million for the first half of 2001.

     The increase in operating profit in the second quarter of 2002, excluding special items, was primarily due to an increase in circulation revenue, partially offset by a decrease in advertising revenue. A decrease in newsprint expense in the second quarter of 2002 was offset by an increase in other costs and expenses. For the first six months of 2002, operating profit decreased, excluding special items, primarily due to a decrease in advertising revenue as well as an increase in bonus accruals linked to improved performance and increased benefits costs, partially offset by an increase in circulation revenue and a decrease in newsprint expense.

Advertising, circulation and other revenue, by major line of business of the Newspaper Group, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2002	July 1, 2001	% Change	June 30, 2002	July 1, 2001	% Change

The New York Times
Advertising	$269,773	$278,200	(3.0)	$535,807	$582,062	(7.9)
Circulation	146,600	126,102	16.3	281,801	247,632	13.8
Other	32,386	36,504	(11.3)	63,280	70,272	(9.9)

Total	$448,759	$440,806	1.8	$880,888	$899,966	(2.1)

New England Newspaper Group
Advertising	$113,052	$114,743	(1.5)	$216,629	$235,175	(7.9)
Circulation	43,697	39,987	9.3	86,715	79,671	8.8
Other	6,660	6,938	(4.0)	13,568	13,446	0.9

Total	$163,409	$161,668	1.1	$316,912	$328,292	(3.5)

Regional Newspapers
Advertising	$81,649	$81,380	0.3	$160,754	$162,415	(1.0)
Circulation	21,602	21,857	(1.2)	44,638	45,656	(2.2)
Other	3,461	3,363	2.9	7,156	7,062	1.3

Total	$106,712	$106,600	0.1	$212,548	$215,133	(1.2)

Total Newspaper Group
Advertising	$464,474	$474,323	(2.1)	$913,190	$979,652	(6.8)
Circulation	211,899	187,946	12.7	413,154	372,959	10.8
Other	42,507	46,805	(9.2)	84,004	90,780	(7.5)

Total	$718,880	$709,074	1.4	$1,410,348	$1,443,391	(2.3)

Advertising volume was as follows:

	Three Months Ended			Six Months Ended
(Inches in thousands, preprints in thousands of copies)	June 30, 2002	July 1, 2001	% Change	June 30, 2002	July 1, 2001	% Change

The New York Times
Retail	107.6	122.1	(11.8)	200.5	237.8	(15.7)
National	330.8	334.1	(1.0)	663.8	702.6	(5.5)
Classified	185.8	198.8	(6.5)	359.9	421.4	(14.6)
Zoned	218.2	254.5	(14.3)	447.7	518.2	(13.6)

Total	842.4	909.5	(7.4)	1,671.9	1,880.0	(11.1)

Preprints	124,583	109,935	13.3	241,450	223,784	7.9

New England Newspaper Group
Retail	214.4	222.3	(3.5)	396.2	410.7	(3.5)
National	198.7	203.0	(2.1)	402.8	389.7	3.4
Classified	419.8	419.8	—	806.4	847.8	(4.9)
Zoned	282.8	238.3	18.7	501.2	429.6	16.7

Total	1,115.7	1,083.4	3.0	2,106.6	2,077.8	1.4

Preprints	254,813	238,666	6.8	461,558	458,505	0.7

Regional Newspapers
Retail	1,393.2	1,438.5	(3.1)	2,770.1	2,802.0	(1.1)
National	60.2	59.8	0.8	114.8	114.5	0.3
Classified	1,847.1	1,769.4	4.4	3,544.2	3,472.2	2.1
Legal	167.2	150.4	11.1	244.2	215.8	13.1

Total	3,467.7	3,418.1	1.5	6,673.3	6,604.5	1.0

Preprints	270,797	249,835	8.4	537,355	514,435	4.5

20

     Average net paid circulation for The Times, the New England Newspaper Group, and the Regional Newspapers for the second quarter and six months ended June 30, 2002, compared with the second quarter and six months ended July 1, 2001, was as follows:

	Three Months Ended June 30, 2002

(Copies in thousands)	Weekday/Daily	% Change	Sunday	% Change

The New York Times	1,129.1	0.8	1,680.2	(0.3)
New England Newspaper Group	566.5	(1.5)	833.8	0.8
Regional Newspapers	602.2	(1.6)	659.6	(1.2)

	Six Months Ended June 30, 2002

(Copies in thousands)	Weekday/Daily	% Change	Sunday	% Change

The New York Times	1,146.6	1.8	1,695.4	0.2
New England Newspaper Group	569.4	(0.1)	832.7	0.5
Regional Newspapers	628.1	(2.3)	689.8	(2.0)

     The Times continues to improve retail availability in major markets across the nation and to improve the quality and levels of its home delivery circulation base. Additionally, all of the Company’s newspapers are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones.

Broadcast Group: The Broadcast Group comprises eight network-affiliated television stations and two radio stations.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2002	July 1, 2001	% Change	June 30, 2002	July 1, 2001	% Change

Revenues	$38,977	$38,692	0.7	$70,936	$71,138	(0.3)

EBITDA	$14,977	$16,023	(6.5)	$23,331	$26,361	(11.5)

Operating profit	$13,034	$13,960	(6.6)	$19,442	$22,225	(12.5)

     Revenues of $39.0 million in the second quarter of 2002 slightly exceeded revenues of $38.7 million in the second quarter of 2001. For the first half of 2002, revenues of $70.9 million were slightly less than revenues of $71.1 million in the same period last year.

     Operating profit in the second quarter of 2002 decreased 7.6% to $13.0 million from an adjusted $14.1 million in the second quarter of 2001, excluding special items. On the same basis, operating profit for the first six months of 2002 decreased 12.9% to $19.5 million from an adjusted $22.4 million for the first six months of 2001. Including special items, operating profit decreased 6.6% to $13.0 million in the second quarter of 2002 from an adjusted $14.0 million in the second quarter of 2001. On the same basis, operating profit for the first half of 2002 decreased 12.5% to $19.4 million from an adjusted $22.2 million in the corresponding period of 2001.

     The decrease in operating profit in the second quarter and first six months of 2002, excluding special items, was primarily due to higher compensation and benefits costs as well as increased expenses related to the recent implementation of digital transmission.

New York Times Digital: NYTD is the Company’s digital division. NYTD consists of NYTimes.com, Boston.com and Digital Archive Distribution (“DAD”), which licenses archive databases of The Times and the Globe to electronic information providers. In April 2001, the Company sold GolfDigest.com, which was part of NYTD and was included with the sale of the Company’s Magazine Group.

	Three Months Ended			Six Months Ended

(Dollars in thousands)	June 30, 2002	July 1, 2001	% Change	June 30, 2002	July 1, 2001	% Change

Revenues	$17,772	$15,336	15.9	$33,934	$29,392	15.5

EBITDA	$3,963	$68	*	$6,108	$(5,935)	*

Operating profit (loss)	$1,918	$(1,793)	*	$2,099	$(9,479)	*

* Represents percentages greater than or equal to 100%.

     Advertising revenue accounted for approximately 65% and other revenue, primarily DAD, accounted for the remainder of NYTD’s total revenues for the first half of 2002. Revenues for NYTD increased 15.9% in the second quarter of 2002 to $17.8 million from $15.3 million in the 2001 second quarter. For the first half of 2002, revenues for NYTD increased 15.5% to $33.9 million from $29.4 million for the first half of 2001. Revenues were higher primarily as a result of stronger advertising, particularly in the travel, retail, finance and telecommunications categories. Overall classified advertising increased particularly in the real estate and auto categories.

     NYTD had an operating profit of $1.9 million in the second quarter of 2002 compared with an operating loss of $1.1 million in the second quarter of 2001, excluding special items. On the same basis, for the first six months of 2002, NYTD had an operating profit of $2.1 million compared with an operating loss of $8.7 million for the first six months of 2001. Including special items, NYTD had an operating profit of $1.9 million compared with an operating loss of $1.8 million in the second quarter of 2001. On the same basis, for the first half of 2002, NYTD had an operating profit of $2.1 million compared with an operating loss of $9.5 million for the first half of 2001. The improvement in operating profit was due to an increase in revenues and a decrease in costs, primarily compensation and promotion costs.

Liquidity and Capital Resources

The Company’s cash flow activity for the first six months of 2002 and 2001 was as follows:

	For the Six Months Ended
(In millions)	June 30, 2002	July 1, 2001

Net cash provided by operating activities	$120.8	$248.9

Net cash (used in)/ provided by investing activities	$(243.6)	$397.6

Net cash provided by/(used in) financing activities	$126.5	$(602.3)

22

     The Company had net cash provided by operating activities of $120.8 million for the first half of 2002 compared with $248.9 million for the first half of 2001. The decrease primarily resulted from a reduction in working capital, resulting from a higher payment of income taxes made on January 15, 2002, partially offset by an increase in income from continuing operations for the first half of 2002 compared with the first half of 2001. The higher payment of income taxes was related to an extension on income taxes payable after September 11, 2001, until January 15, 2002. The Company had net cash used in investing activities of $243.6 million for the first half of 2002 compared with net cash provided by investing activities of $397.6 million for the first half of 2001. The increase in cash used in investing activities primarily resulted from the Company’s investments in DC and NESV in the first half of 2002 compared with the sale of the Magazine Group and Golfdigest.com in the same period last year. Net cash provided by financing activities for the first half of 2002 was $126.5 million compared with net cash used in financing activities of $602.3 million for the first half of 2001. The increase in cash provided by financing activities resulted from the issuance of commercial paper and medium-term notes in the first half of 2002 compared with the repayment of commercial paper in the same period last year. Additionally, the Company repurchased fewer shares in the first half of 2002 compared with the first half of 2001.

     The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover its cash requirements, including working capital needs, planned capital expenditures and acquisitions, stock repurchases and dividend payments to stockholders for both the next twelve months and the foreseeable future. The ratio of current assets to current liabilities was 67.3% as of June 30, 2002, and 65.0% as of December 30, 2001. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 35.9% as of June 30, 2002, compared with 34.2% as of December 30, 2001.

     The Company’s contractual cash obligations and commercial commitments are detailed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2001. As of June 30, 2002, these contractual cash obligations and commercial commitments have not materially changed from December 30, 2001, except for the issuance of debt in 2002 (see below).

Financing: In June 2002, the Company increased the amount available to borrow under its revolving credit agreements to $600.0 million from $540.0 million to provide additional credit flexibility over the next year. The Company’s one-year credit agreement was renewed and increased to $330.0 million from $270.0 million and will now mature in June 2003. The Company’s multi-year credit agreement remained at $270.0 million and will mature in June 2006. These revolving credit agreements require, among other provisions, specified levels of stockholders’ equity. Under these agreements, $455.3 million of stockholders’ equity was unrestricted as of June 30, 2002, and $349.7 million was unrestricted as of December 30, 2001.

     The Company had $210.9 million in commercial paper outstanding as of June 30, 2002, and $158.3 million as of December 30, 2001. These commercial paper obligations are supported by the revolving credit agreements, which had no amounts outstanding as of June 30, 2002, or December 30, 2001. The amount available under the commercial paper facility was $389.1 million as of June 30, 2002.

     In June and April 2002, the Company issued $52.0 million and $50.0 million in notes under its medium-term note program, respectively. The medium-term notes issued in June 2002 pay interest semi-annually at 4.625% and mature on June 25, 2007, and the medium-term notes issued in April 2002 pay interest semi-annually at 5.35% and mature on April 16, 2007. The total issuance of $102.0 million in 2002 was the remaining amount available under the Company’s 1998 shelf registration.

     The Company’s total debt, including commercial paper and capital leases, was $914.6 million as of June 30, 2002, and $759.5 million as of December 30, 2001. The increase in total debt was primarily due to the issuance of medium-term notes and commercial paper, primarily due to the payment of income taxes on January 15, 2002, and the financing of the Company’s investments in DC and NESV. The payment of income taxes was in connection with an extension on income taxes payable after September 11, 2001, until January 15, 2002.

     On July 26, 2002, the Company filed a $300.0 million shelf Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective on August 6, 2002.

Capital Expenditures: The Company currently estimates that capital expenditures for 2002 will range from $180.0 million to $210.0 million compared with $90.4 million in 2001. Included in the 2002 estimate are $46.0 million of land acquisition costs and approximately $24-$32 million of pre-development costs related to the Company’s proposed new headquarters in New York City. Depending on the timing of the condemnation process, approximately $30-$35 million of the $46.0 million could be delayed to 2003. In addition to the $46.0 million, the Company will pay $11.0 million in land acquisition costs on behalf of its developer partner. The $11.0 million will be reimbursed to the Company at the completion of the building.

Significant Accounting Policies and Estimates

     As of June 30, 2002, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K, have not changed from December 30, 2001, except for the adoption of SFAS 142.

Factors That Could Affect Operating Results

     This Form 10-Q contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in SEC filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s:

•	future business prospects

•	revenues

•	operating expenses

•	working capital

•	liquidity

•	capital needs

24

•	interest costs and

•	income

are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The risks and uncertainties include those listed below as well as other risks and factors identified from time to time in the Company’s filings with the SEC.

Advertising Revenues

     Advertising is the Company’s most significant source of revenue. Competition from other forms of media available in the Company’s various markets, including but not limited to other newspapers, broadcast, magazines, direct marketing, the Yellow Pages and the Internet, affects the Company’s ability to attract and retain advertisers and to increase advertising rates. Advertising could be negatively affected by an economic downturn in any of the Company’s markets.

     Advertising revenues cause the Company’s quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is traditionally higher than first- and third-quarter volume since economic activity tends to be lower after the holidays and in the summer. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, also affect the levels of the Company’s retail, national and most particularly, classified advertising revenue. Structural changes in the retail environment may also depress the level of advertising revenue.

Circulation Revenues

     Circulation is another significant source of revenue for the Company. Circulation revenue and the Company’s ability to achieve price increases for its print products are affected by:

•	competition from other publications and other forms of media available in the Company’s various markets;

•	declining consumer spending on discretionary items like newspapers;

•	decreasing amounts of free time; and

•	declining frequency of regular newspaper buying among young people.

Paper Prices

     Newsprint is the Company’s most important raw material and represents a significant portion of the Company’s operating expenses. The price of newsprint has historically been volatile. The Company’s operating results would be adversely affected if newsprint prices increase significantly.

Labor Relations

     Advances in technology and other factors have allowed the Company to lower costs by reducing the size of its work force. There is no assurance that the Company will continue to be able to reduce costs in this way. A significant portion of the Company’s employees is unionized. As a result, the Company is required to negotiate the wages, salaries, benefits and other terms with many of its employees collectively. The Company’s results could be adversely affected if labor negotiations were to restrict its ability to maximize the efficiency of its operations. In addition, if the Company experienced labor unrest, its ability to produce and deliver its largest products could be impaired.

New Products In New Markets

     There are substantial uncertainties associated with the Company’s efforts to develop new products and services for evolving markets. The success of these ventures will be determined by the Company’s efforts, and in some cases by those of its partners, fellow investors and licensees. Initial timetables for the introduction and development of new products or services may not be achieved and price/profitability targets may not prove feasible. External factors, such as the development of competitive alternatives and market response, may cause new markets to move in unanticipated directions.

     The Company’s Internet business has a limited operating history, is largely dependent on advertising revenue and the continued growth and acceptance of the Internet and subject to all risks of Internet businesses, such as evolving regulation and technology, changes in consumer preferences and intense competition.

Product Portfolio; Acquisitions

     From time to time, the Company evaluates the various components of its portfolio of products and may, as a result, buy or sell different properties. Such acquisitions or divestitures may affect the Company’s costs, revenues, profitability and financial position. The Company may also consider the acquisition of specific properties or businesses that fall outside its traditional lines of business if it deems such properties sufficiently attractive. From time to time, the Company makes non-controlling minority investments in public and private entities. The Company may have limited voting rights and an inability to influence the direction of such entities.

     Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and unanticipated problems and liabilities.

Government Regulations

     The Company’s broadcast stations are subject to continuing technological and regulatory developments that may affect their future profitability. These developments include the advent of digital television broadcasting. The Federal Communications Commission (the “FCC”) adopted rules in 1997 under which all television stations were required to change to a new system of digital broadcasting by May 2002. The FCC has granted six month extensions of the DTV buildout date to several hundred stations, mostly in smaller markets. The direct hardware cost of this change is significant and the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers or until other sources of revenue to be derived from the digital spectrum have been developed.

     In addition, the channel capacities of both cable and direct broadcast satellites have continued to increase as a result of digital transmission technology and the rebuilding of many cable systems. These developments, coupled with the diversion of television audiences to Internet services, have greatly increased the number of electronic video and non-video information and entertainment services with which all television stations compete, with resulting fragmentation of the television viewing audience.

Media Consolidation and Convergence

     Changes in the regulatory and technological environment are bringing about consolidation of media companies and convergence among various forms of media. Current FCC and court proceedings may permit even greater consolidation through the elimination of various ownership restrictions, such as newspaper and television cross-ownership and caps on television station ownership by a single company. The Company may then face increasing competition with larger and more diversified entities for circulation and advertising revenues.

     The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosure made by the Company.

     The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s Annual Report on Form 10-K for the year ended December 30, 2001, details the Company’s disclosures about market risk. As of June 30, 2002, there have been no changes in the Company’s market risk from December 30, 2001.

PART II. OTHER INFORMATION Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

12	Ratio of Earnings to Fixed Charges

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

No reports on Form 8-K have been filed during the period for which this report is filed.

28

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2002	THE NEW YORK TIMES COMPANY ——————————————— (Registrant) /s/ Leonard P. Forman ——————————————— Leonard P. Forman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

29

Exhibit Index to Quarterly Report Form 10-Q Quarter Ended June 30, 2002 Exhibit No.

(a)	Exhibit

12	Ratio of Earnings to Fixed Charges

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

30