Form 10-Q
period 2002-09-29
NEW YORK TIMES CO
filed 2002-11-08
CIK 71691

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 29, 2002

Commission file number 1-5837

THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of (incorporation or organization)	13-1102020 (I.R.S. Employer Identification No.)

229 WEST 43RD STREET, NEW YORK, NEW YORK (Address of principal executive offices)
10036 (Zip Code)
212-556-1234 Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of each class of the registrant's common stock outstanding as of November 1, 2002 (exclusive of treasury shares):

Class A Common Stock	150,608,112 shares
Class B Common Stock	843,806 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
	(13 Weeks)		(39 Weeks)
Revenues
Advertising	$469,000	$452,691	$1,470,594	$1,517,200
Circulation	204,265	188,244	617,419	561,203
Other	56,236	55,958	150,796	156,925

Total	729,501	696,893	2,238,809	2,235,328

Production costs
Raw materials	58,956	71,625	191,861	240,611
Wages and benefits	154,504	145,398	462,701	446,958
Other	111,276	110,849	324,200	331,506

Total	324,736	327,872	978,762	1,019,075
Selling, general and administrative expenses	292,392	287,760	907,415	972,297

Total	617,128	615,632	1,886,177	1,991,372

Operating profit	112,373	81,261	352,632	243,956
Net (loss)/income from joint ventures	(5,132)	2,415	(7,325)	4,072
Interest expense—net	11,747	11,249	33,902	36,439
Income from non-compete agreement	1,250	1,250	3,750	3,750

Income from continuing operations before income taxes	96,744	73,677	315,155	215,339
Income taxes	37,730	29,839	122,910	87,203

Income from continuing operations	59,014	43,838	192,245	128,136

Income from operations of discontinued Magazine Group, net of income taxes	—	—	—	1,192
Gain on disposal of Magazine Group, net of income taxes	—	—	—	241,258

Discontinued operations, net of income taxes	—	—	—	242,450

Net Income	$59,014	$43,838	$192,245	$370,586

Average Number of Common Shares
Basic	151,668	155,853	151,520	158,833
Diluted	154,699	158,881	154,829	161,901
Basic Earnings Per Share
Income from continuing operations	$0.39	$0.28	$1.27	$0.81
Discontinued operations, net of income taxes	—	—	—	1.52

Net Income	$0.39	$0.28	$1.27	$2.33

Diluted Earnings Per Share
Income from continuing operations	$0.38	$0.28	$1.24	$0.79
Discontinued operations, net of income taxes	—	—	—	1.50

Net Income	$0.38	$0.28	$1.24	$2.29

Dividends per share	$0.135	$0.125	$0.395	$0.365

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 29, 2002	December 30, 2001
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$39,563	$51,952
Accounts receivable-net	286,472	318,529
Inventories
Newsprint and magazine paper	24,921	28,442
Work-in-process and other	2,575	3,197

Total inventories	27,496	31,639
Deferred income taxes	78,737	78,737
Other current assets	36,874	79,033

Total current assets	469,142	559,890
Other Assets
Investments in joint ventures	255,132	86,811
Property, plant and equipment (less accumulated depreciation and amortization of $1,208,945 in 2002 and $1,149,414 in 2001)	1,178,135	1,166,863
Intangible assets acquired
Cost in excess of net assets acquired (less accumulated amortization of $332,308 in 2002 and 2001)	1,017,766	1,017,766
Other intangible assets acquired (less accumulated amortization of $149,718 in 2002 and $136,848 in 2001)	379,603	392,473
Miscellaneous assets	209,983	214,881

TOTAL ASSETS	$3,509,761	$3,438,684

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Commercial paper outstanding	$144,700	$158,300
Accounts payable	184,157	170,950
Accrued payroll and other related liabilities	113,926	81,299
Accrued expenses	213,012	160,867
Accrued income taxes	45,931	225,220
Unexpired subscriptions	67,056	61,706
Capital lease obligations	1,881	2,534

Total current liabilities	770,663	860,876

Other Liabilities
Long-term debt	697,510	517,094
Capital lease obligations	80,676	81,609
Deferred income taxes	65,675	64,748
Other	632,449	764,704

Total other liabilities	1,476,310	1,428,155

Total liabilities	2,246,973	2,289,031

Stockholders' Equity
Capital stock of $.10 par value
Class A—authorized 300,000,000 shares; issued: 2002—157,856,567; 2001—155,609,044 (including treasury shares: 2002—7,296,991; 2001—5,000,000)	15,786	15,561
Class B—convertible—authorized 843,806 shares; issued: 2002—843,806; 2001—847,020	84	85
Additional paid-in capital	78,444	—
Deferred compensation on issuance of restricted Class A common stock	(2,382)	(2,951)
Accumulated other comprehensive loss	(7,481)	(8,823)
Retained earnings	1,486,741	1,354,173
Common stock held in treasury, at cost	(308,404)	(208,392)

Total stockholders' equity	1,262,788	1,149,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,509,761	$3,438,684

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 29, 2002	September 30, 2001
	(39 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$204,339	$351,600

INVESTING ACTIVITIES
Additions to property, plant and equipment	(96,752)	(57,102)
Investments and business acquired	(175,865)	(2,636)
Net proceeds from dispositions	—	436,672
Other-net	(11,764)	(214)

Net cash (used in)/provided by investing activities	(284,381)	376,720

FINANCING ACTIVITIES
Commercial paper payments	(13,600)	(165,601)
Redemption of subsidiary stock	—	(25,000)
Long-term debt
Proceeds	175,277	—
Payments	(2,153)	(41,213)
Capital shares
Issuances	59,441	55,779
Repurchases	(103,781)	(508,509)
Dividends paid to stockholders	(59,676)	(58,243)
Other financing proceeds	12,145	—

Net cash provided by/(used in) financing activities	67,653	(742,787)

Decrease in cash and cash equivalents	(12,389)	(14,467)
Cash and cash equivalents at the beginning of the year	51,952	69,043

Cash and cash equivalents at the end of the quarter	$39,563	$54,576

SUPPLEMENTAL CASH FLOW INFORMATION

OTHER

  Capital expenditures attributable to the Company's development partner's interest in the Company's proposed new headquarters are included in Investing Activities—Other-net ($7.8 million). Cash received from the development partner for capital expenditures is included in Financing Activities—Other financing proceeds ($12.1 million).

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

        As of September 29, 2002, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K, have not changed from December 30, 2001, except for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.

2.    Stock Option and Employee Stock Purchase Plans

        The Company applies Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for shares issued under its employee stock purchase plan ("ESPP") and stock options granted. APB 25 does not require compensation expense to be recorded if certain conditions are met. The Company satisfies the conditions for non-recognition of compensation expense under APB 25, and therefore no compensation expense for shares issued under the ESPP or stock options granted is reflected in the Company's Condensed Consolidated Financial Statements.

        Had compensation expense been recorded over the vesting period based on the fair value at the date the shares were issued under the ESPP and at the grant date of stock options, the Company's net income and diluted earnings per share would have been reduced by $12.4 million and $.08 per share in the third quarter of 2002, and $37.2 million and $.24 per share for the first nine months of 2002. The Company's net income and diluted earnings per share would have been reduced by $11.8 million and $.08 per share in the third quarter of 2001, and $35.4 million and $.22 per share for the first nine months of 2001.

3.    Goodwill and Other Intangible Assets—Adoption of SFAS 142

        At the beginning of the Company's 2002 fiscal year, the Company adopted SFAS 142. SFAS 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or certain other intangibles. The Company's annual impairment tests will be completed before the end of the fourth quarter. The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Condensed Consolidated Statements of Income do not reflect the effect of SFAS 142 and, accordingly, the third quarter of 2001 includes amortization expense of $10.6 million in "Selling, general and administrative ('SGA') expenses" and $0.1 million in "Net (loss)/income from joint ventures" ($9.2 million after tax or $.05 per diluted share, collectively). The first nine months of

2001 include amortization expense of $31.8 million in SGA expenses and $0.3 million in "Net (loss)/income from joint ventures" ($27.7 million after tax or $.17 per diluted share, collectively).

        The following information represents pro forma net income and earnings per share assuming the adoption of SFAS 142 at the beginning of the Company's 2001 fiscal year:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Reported Net Income	$59,014	$43,838	$192,245	$370,586
Addback:
Goodwill Amortization	—	8,082	—	24,246
Broadcast Licenses Amortization	—	897	—	2,691
Newspaper Mastheads Amortization	—	255	—	762

Adjusted Net Income	$59,014	$53,072	$192,245	$398,285

Basic Earnings per Share:
Reported Net Income	$0.39	$0.28	$1.27	$2.33
Addback:
Goodwill Amortization	—	0.05	—	0.15
Broadcast Licenses Amortization	—	0.01	—	0.02
Newspaper Mastheads Amortization	—	—	—	0.01

Adjusted Net Income	$0.39	$0.34	$1.27	$2.51

Diluted Earnings per Share:
Reported Net Income	$0.38	$0.28	$1.24	$2.29
Addback:
Goodwill Amortization	—	0.05	—	0.15
Broadcast Licenses Amortization	—	—	—	0.02
Newspaper Mastheads Amortization	—	—	—	—

Adjusted Net Income	$0.38	$0.33	$1.24	$2.46

        Included in "Other intangible assets acquired" in the Company's Condensed Consolidated Balance Sheets are other intangible assets, that are subject to amortization as well as those that are no longer subject to amortization in accordance with the adoption of SFAS 142.

        Other intangible assets as of September 29, 2002, and December 30, 2001, were as follows:

	September 29, 2002		December 30, 2001
(Dollars in thousands)	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Amortized Other Intangible Assets:
Customer Lists	$203,040	$99,984	$203,040	$87,489
Other	5,747	5,246	5,747	4,871

Total	$208,787	$105,230	$208,787	$92,360

Unamortized Other Intangible Assets:
Broadcast Licenses	$256,809	$36,615	$256,809	$36,615
Newspaper Mastheads	63,725	7,873	63,725	7,873

Total	$320,534	$44,488	$320,534	$44,488

Total Other Intangible Assets	$529,321	$149,718	$529,321	$136,848

        Amortization expense for the first nine months of 2002 was $12.9 million and is expected to be $17.2 million for the full-year 2002. Estimated annual amortization expense for the next five years related to other intangible assets subject to amortization is expected to be as follows:

Year	Amount
2003	$17,034
2004	$16,648
2005	$16,625
2006	$13,478
2007	$4,477

4.    Investments/Dispositions

        Investments:

        In April 2002, the Company and Discovery Communications, Inc. ("DCI") formed a joint venture in Discovery Civilization, a digital cable television channel ("DC"). The Company invested approximately $100 million for a 50% interest in DC. The operations of DC are managed by DCI.

        In February 2002, New England Sports Ventures, LLC ("NESV"), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for an interest of approximately 15% in NESV.

        The Company's investments in DC and NESV are accounted for under the equity method, and are recorded in "Investments in joint ventures" in the Company's Condensed Consolidated Balance Sheet. The Company's proportionate shares of the operating results of DC and NESV are recorded in "Net (loss)/income from joint ventures" in the Company's Condensed Consolidated Statement of Income and in "Investments in joint ventures" in the Company's Condensed Consolidated Balance Sheet. The final allocations of the purchase prices of DC and NESV among the net assets acquired is in the process of being completed.

        Magazine Sale—Discontinued Operations:

        On April 2, 2001, the Company sold Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com, for $435.0 million. The Company recorded a gain from the sale of approximately $412.0 million ($241.3 million after tax or $1.49 per diluted share) for the first nine months of 2001.

        The results of operations of the Magazine Group in 2001 are reported as discontinued operations. In 2001, revenues, operating profit and EBITDA (earnings before interest, taxes, depreciation and amortization) for the Magazine Group were $26.5 million, $2.0 million and $2.3 million, respectively.

5.    Income Taxes

        "Accrued income taxes" in the Company's Condensed Consolidated Balance Sheets decreased as of September 29, 2002, from December 30, 2001, because income taxes payable, which were primarily related to the gain on the sale of the Magazine Group and GolfDigest.com, were paid on January 15, 2002. The Internal Revenue Service granted all companies in the five boroughs of New York City an extension on income taxes payable after September 11, 2001, until January 15, 2002.

        The Company's effective income tax rate in the third quarter of 2002 was 39.0% compared with 37.1% in the 2001 third quarter, assuming the adoption of SFAS 142 in 2001. On the same basis, the effective income tax rate for the first nine months of 2002 was 39.0% compared with 37.0% for the first nine months of 2001. The Company expects its effective income tax rate in 2002 will be 39.0% compared with 37.5% in 2001, assuming SFAS 142 was adopted in 2001.

6.    Staff Reductions

        The Company recorded work force reduction expenses of $12.6 million in the first nine months of 2002. There were no work force reduction expenses recorded in the third quarter of 2002. Total work force reduction expenses of $5.4 million and $84.5 million were recorded in the third quarter and first nine months of 2001. These charges are included in SGA expenses in the Company's Condensed Consolidated Statements of Income. Accruals for these work force reduction expenses are primarily included in "Accrued expenses" in the Company's Condensed Consolidated Balance Sheets and amounted to $5.4 million as of September 29, 2002, and $20.6 million as of December 30, 2001. Most of the accruals outstanding as of September 29, 2002, will be paid within one year.

7.    Debt Obligations

        In June 2002, the Company increased the amount available to borrow under its revolving credit agreements to $600.0 million from $540.0 million to provide additional credit flexibility. The Company's one-year credit agreement was renewed and increased to $330.0 million from $270.0 million and will now mature in June 2003. The Company's multi-year credit agreement remained at $270.0 million and will mature in June 2006. These revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Under these agreements, $462.8 million of stockholders' equity was unrestricted as of September 29, 2002, and $349.7 million was unrestricted as of December 30, 2001.

        The Company had commercial paper outstanding of $144.7 million with an annual weighted average interest rate of 1.8% as of September 29, 2002, and $158.3 million with an annual weighted average interest rate of 2.0% as of December 30, 2001. These commercial paper obligations are supported by the revolving credit agreements, which had no amounts outstanding as of September 29, 2002, or December 30, 2001. The amount available under the commercial paper facility was $455.3 million as of September 29, 2002.

        In June and April 2002, the Company issued $52.0 million and $50.0 million in notes under its medium-term note program. The medium-term notes issued in June 2002 pay interest semi-annually at 4.625% and mature on June 25, 2007, and the medium-term notes issued in April 2002 pay interest semi-annually at 5.350% and mature on April 16, 2007. The total issuance of $102.0 million in the second quarter of 2002 was the remaining amount available under the Company's 1998 shelf Registration Statement.

        On July 26, 2002, the Company filed a $300.0 million shelf Registration Statement on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. This registration statement became effective on August 6, 2002. On September 17, 2002, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. On September 26, 2002, the Company issued $75.0 million of medium-term notes. These notes mature on September 26, 2012, and pay interest semi-annually at a rate of 4.610%.

        The Company's total debt, including commercial paper and capital leases, was $924.8 million as of September 29, 2002, and $759.5 million as of December 30, 2001. The proceeds from the issuance of debt were utilized to pay income taxes on January 15, 2002 (see Note 5), to finance the Company's investments in DC and NESV, and to fund the Company's pension plans (see Note 10).

8.    Common Stock

        On February 21, 2002, the Board of Directors authorized an additional $300.0 million of repurchase expenditures under the Company's stock repurchase program. During the first nine months of 2002, the Company repurchased 2.3 million shares of Class A Common Stock at a cost of $100.7 million. The average price of these repurchases was $43.53 per share. From September 30, 2002, through November 1, 2002, the Company repurchased 0.3 million shares at a cost of $11.7 million.

As of November 1, 2002, the remaining amount of the aggregate repurchase authorizations from the Company's Board of Directors was $319.4 million.

        On April 16, 2002, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock from $.125 per share to $.135 per share, effective with the June 2002 dividend.

9.    Comprehensive Income

        Comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains/(losses) on available-for-sale securities, unrealized gains/(losses) on cash-flow hedges, as well as net income reported in the Company's Condensed Consolidated Statements of Income.

        Comprehensive income for 2002 and 2001 was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net Income	$59,014	$43,838	$192,245	$370,586
Foreign currency translation adjustments	(709)	(747)	115	(1,008)
Change in unrealized (losses)/gains on marketable securities:
Unrealized (losses)/gains arising during period	—	(43)	146	(211)
Add: reclassification adjustment for loss included in net income	—	—	47	—
Change in unrealized derivative gains/(losses) on cash flow hedges	553	(5,786)	1,954	(3,192)
Income tax benefit/(charge)	30	2,704	(920)	1,823

Comprehensive income	$58,888	$39,966	$193,587	$367,998

        The "Accumulated other comprehensive loss" in the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $5.6 million as of September 29, 2002, and $6.5 million as of December 30, 2001.

10.  Pension Plans

        The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements. The plans cover substantially all employees.

        During the first nine months of 2002, the Company made tax-deductible contributions of approximately $71 million to its sponsored pension plans. The contributions were made because the Company's pension plan assets have decreased in market value in connection with the recent decline in the stock market's performance.

        The Company received approval from its Board of Directors to contribute an additional $76.0 million to its sponsored pension plans and intends to make this contribution before the end of 2002. Therefore, $76.0 million was reclassed from "Other Liabilities-Other" to "Current Liabilities-Accrued expenses" in the Company's Condensed Consolidated Balance Sheet as of September 29, 2002.

        The Company uses independent actuaries to help determine pension plan obligations, expenses and funding requirements. During this analysis process, the Company reviews with its independent actuaries and auditors the assumptions underlying the valuation. The Company will complete its next valuation at the end of December and any change to the pension plan assumptions will be reflected in its year-end financial statements.

11.  Segment Statements of Income

        The Company's reportable segments consist of its Newspaper, Broadcast and New York Times Digital Groups. These segments are evaluated regularly by key management in assessing performance and allocating resources. The results of operations of the Magazine Group, which was sold in April 2001, are classified as discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
REVENUES
Newspapers	$677,314	$653,626	$2,087,662	$2,097,017
Broadcast	37,243	31,713	108,179	102,852
New York Times Digital	18,209	14,363	52,143	43,754
Intersegment eliminations(A)	(3,265)	(2,809)	(9,175)	(8,295)

Total	$729,501	$696,893	$2,238,809	$2,235,328

OPERATING PROFIT (LOSS)
Newspapers	$107,042	$81,894	$346,673	$255,535
Broadcast	10,618	6,149	30,060	24,359
New York Times Digital	2,844	786	4,943	(8,693)
Unallocated corporate expenses	(8,131)	(7,568)	(29,044)	(27,245)

Total	112,373	81,261	352,632	243,956
Net (loss)/income from joint ventures	(5,132)	2,415	(7,325)	4,072
Interest expense-net	11,747	11,249	33,902	36,439
Income from non-compete agreement	1,250	1,250	3,750	3,750

Income from continuing operations before income taxes	96,744	73,677	315,155	215,339
Income taxes	37,730	29,839	122,910	87,203

Income from continuing operations	59,014	43,838	192,245	128,136

Income from operations of discontinued Magazine Group, net of income taxes	—	—	—	1,192
Gain on disposal of Magazine Group, net of income taxes	—	—	—	241,258

Discontinued operations, net of income taxes	—	—	—	242,450

Net Income	$59,014	$43,838	$192,245	$370,586

        See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable segments.

        (A) Intersegment eliminations primarily include license fees between New York Times Digital and other segments.

12.  Contingent Liabilities

New Headquarters Building

        The Company has guaranteed payment of 100% of the site acquisition costs for the Company's proposed new headquarters. For its share of these site acquisition costs, the Company has posted a letter of credit in the amount of approximately $61 million, of which approximately $52 million remained available as of November 8, 2002. The Company's exposure on the remaining portion of the 100% guaranty is mitigated by a letter of credit that its development partner has posted for its share of the site acquisition costs. As of November 8, 2002, approximately $38 million remained available under the development partner's letter of credit.

Other

        The Company has various other guarantees which include a guarantee of a credit facility and leases of a third-party service provider and a guarantee of leases of three third-party printing and distribution facilities for The New York Times national edition. These guarantees total approximately $45 million as of September 29, 2002.

        The Company also has letters of credit of approximately $28 million, required by insurance companies, to provide support for the Company's workers' compensation liability that is included in the Company's Condensed Consolidated Balance Sheet as of September 29, 2002.

        There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing these actions with legal counsel to the Company that the ultimate liability that might result from these actions would not have a material adverse effect on the Company's Condensed Consolidated Financial Statements.

13.  Subsequent Event

        On October 22, 2002, the Company and The Washington Post Company (the "Post Company") signed a letter of intent for the Company, a 50% owner of the International Herald Tribune newspaper (the "IHT"), to purchase the Post Company's 50% share in the IHT. The purchase is expected to be completed, subject to a definitive agreement and regulatory approval, in the fourth quarter of 2002 or first quarter of 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Advertising revenues accounted for approximately 66% and circulation revenues accounted for 28% of the Company's total revenues for the first nine months of 2002. For the first nine months of 2002, the Company experienced a decline in its advertising revenue compared with the first nine months of 2001, primarily as a result of lower advertising volume. However, year-over-year advertising revenue comparisons continued to improve throughout 2002, resulting in an increase of 3.6% in the third quarter of 2002 compared with the third quarter of last year. Circulation revenue increased for the first nine months of 2002 compared with the first nine months of 2001, primarily due to higher subscription prices at The New York Times ("The Times") and The Boston Globe (the "Globe"). For 2002, the Company now expects circulation revenue growth in the range of 7% to 8%.

        For the first nine months of 2002, total costs were flat compared with the first nine months of 2001, excluding special items and the effect of SFAS 142 (see below). This resulted from a decrease in newsprint expense, primarily offset by higher bonus accruals linked to improved performance and higher benefits costs. Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices, on average, were lower for the first nine months of 2002 than for the first nine months of 2001 and are expected to be below 2001 levels for the remainder of the year. For 2002, the Company expects an increase in total costs and expenses of 1% to 2%, excluding work force reduction expenses and the effect of SFAS 142. The Company expects newsprint market prices to be higher in 2003 than 2002 given the historical low price for newsprint in 2002.

        Given the stock market's recent performance, the Company's pension plan assets, along with those of many other corporations, have decreased in market value. Therefore, the Company made tax-deductible contributions of approximately $71 million to its pension plans during the first nine months of 2002. An additional $76.0 million tax-deductible contribution is expected to be made before year-end. The poor stock market performance has resulted in higher pension expense, which has been factored into the Company's guidance of total costs and expenses increasing 1% to 2% in 2002.

        For the remainder of 2002, the Company expects companywide advertising revenue to improve, along with continued growth in circulation revenue. Therefore, the Company still expects to have full-year 2002 diluted earnings per share of $1.90 to $2.00, excluding special items.

        At the beginning of the Company's 2002 fiscal year, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. An initial impairment test of goodwill and certain other intangibles must be completed in the year of adoption with at least an annual impairment test thereafter. The Company completed the initial impairment tests in the first quarter of 2002, which did not result in an impairment of goodwill or certain other intangibles. The Company's annual impairment tests will be completed before the end of the fourth quarter. The provisions of SFAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Condensed Consolidated Statements of Income do not reflect the effect of SFAS 142 and, accordingly, the third quarter of 2001 includes amortization expense of $10.6 million in "Selling, general and administrative ('SGA') expenses" and $0.1 million in "Net (loss)/income from joint ventures" ($9.2 million after tax or $.05 per diluted share, collectively). The first nine months of 2001 includes amortization expenses of $31.8 million in SGA expenses and $0.3 million in "Net (loss)/income from joint ventures" ($27.7 million after tax or $.17 per diluted share, collectively).

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

Seasonality

        Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is traditionally higher than first-quarter and third-quarter volume since economic activity tends to be lower after the holidays and in the summer.

Investments

        In April 2002, the Company and Discovery Communications, Inc. ("DCI") formed a joint venture in Discovery Civilization, a digital cable television channel ("DC"). The Company invested approximately $100 million for a 50% interest in DC. The operations of DC are managed by DCI.

        In February 2002, New England Sports Ventures, LLC ("NESV"), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for an interest of approximately 15% in NESV.

Discontinued Operations

        On April 2, 2001, the Company sold Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com, for $435.0 million. The Company recorded a gain from the sale of approximately $412.0 million ($241.3 million after tax or $1.49 per diluted share) for the first nine months of 2001.

        The results of operations of the Magazine Group in 2001 are reported as discontinued operations. In 2001, revenues, operating profit and EBITDA (earnings before interest, taxes, depreciation and amortization) for the Magazine Group were $26.5 million, $2.0 million and $2.3 million, respectively.

Special Items

        Total special items amounted to $1.3 million in income on a pre-tax basis ($0.8 million after tax or less than $.01 per diluted share) in the third quarter of 2002 and a net $8.8 million pre-tax charge ($5.4 million after tax or $.04 per diluted share) for the first nine months of 2002.

        Special items in the third quarter and first nine months of 2002 included the following:

  •
  A $12.6 million pre-tax charge ($7.7 million after tax or $.05 per diluted share) for the first nine months of 2002 related to work force reduction expenses. There were no work force reduction expenses in the third quarter of 2002.

  •
  $1.3 million in income on a pre-tax basis ($0.8 million after tax or less than $.01 per diluted share) in the third quarter and $3.8 million in income on a pre-tax basis ($2.3 million after tax or $.01 per diluted share) for the first nine months of 2002 related to a non-compete agreement.

        Total special items amounted to a net $4.2 million pre-tax charge ($2.5 million after tax or $.02 per diluted share) in the third quarter of 2001 and a net $331.3 million in income on a pre-tax basis ($193.2 million after tax or $1.19 per diluted share) for the first nine months of 2001.

        Special items in the third quarter and first nine months of 2001 included the following:

  •
  A $5.4 million pre-tax charge ($3.2 million after tax or $.02 per diluted share) in the third quarter and a $84.5 million pre-tax charge ($50.3 million after tax or $.31 per diluted share) for the first nine months of 2001 related to work force reduction expenses.

  •
  $1.3 million in income on a pre-tax basis ($0.7 million after tax or less than $.01 per diluted share) in the third quarter and $3.8 million in income on a pre-tax basis ($2.2 million after tax or $.01 per diluted share) for the first nine months of 2001 related to a non-compete agreement.

  •
  A $412.0 million pre-tax gain ($241.3 million after tax or $1.49 per diluted share) for the first nine months of 2001 resulting from the sale of the Magazine Group.

Operating Results

        The Company's consolidated financial results for the quarter and nine months ended September 29, 2002, compared with the adjusted quarter and nine months ended September 30, 2001, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands, except per share data)	September 29, 2002	September 30, 2001	% Change	September 29, 2002	September 30, 2001	% Change
Revenues	$729,501	$696,893	4.7	$2,238,809	$2,235,328	0.2

Operating profit	$112,373	$91,850	22.3	$352,632	$275,723	27.9

Net Income before special items	$58,252	$55,557	4.9	$197,637	$205,090	(3.6)
Special items	762	(2,485)	*	(5,392)	193,195	*

Net Income	$59,014	$53,072	11.2	$192,245	$398,285	(51.7)

Diluted earnings per share:
Net Income before special items	$0.38	$0.35	8.6	$1.28	$1.27	0.8
Special items	—	(0.02)	*	(0.04)	1.19	*

Diluted earnings per share	$0.38	$0.33	15.2	$1.24	$2.46	(49.6)

  *
  Represents percentages greater than or equal to 100%.

        Total revenues for the Company increased 4.7% to $729.5 million in the third quarter of 2002 from $696.9 million in the third quarter of 2001. Advertising revenue increased 3.6% and circulation revenue increased 8.5% in the third quarter of 2002 compared with the third quarter of 2001. For the first nine months of 2002, total revenues for the Company increased 0.2% to $2,238.8 million from $2,235.3 million for the first nine months of 2001. Advertising revenue decreased 3.1% and circulation revenue increased 10.0% for the first nine months of 2002 compared with the first nine months of 2001. Advertising revenue increased in the third quarter of 2002 mainly as a result of higher advertising rates and volume and decreased for the first nine months of 2002 primarily due to lower advertising volume. Circulation revenue increased in the third quarter and first nine months of 2002, primarily due to higher subscription prices at The Times and the Globe.

        Operating profit in the third quarter of 2002 increased 15.5% to $112.4 million from an adjusted $97.3 million in the third quarter of 2001, excluding special items. On the same basis, operating profit for the first nine months of 2002 increased 1.4% to $365.2 million from an adjusted $360.3 million for the first nine months of 2001. Including special items, operating profit in the third quarter of 2002 increased 22.3% to $112.4 million from an adjusted $91.9 million in the corresponding period of 2001. On the same basis, operating profit for the first nine months of 2002 increased 27.9% to $352.6 million from an adjusted $275.7 million for the first nine months of 2001.

        The increase in operating profit in the third quarter of 2002, excluding special items, was primarily due to an increase in advertising and circulation revenue and a decrease in newsprint expense, partially offset by an increase in other costs and expenses. On the same basis, operating profit for the first nine months of 2002 increased primarily from higher circulation revenue and a decrease in newsprint expense, partially offset by a decrease in advertising revenue and an increase in other costs and expenses.

        The 2002 third-quarter net income of $58.3 million increased 4.9% from an adjusted $55.6 million in the third quarter of 2001, excluding special items. On the same basis, net income for the first nine months of 2002 decreased 3.6% to $197.6 million from an adjusted $205.1 million for the first nine months of 2001. Including special items, net income in the third quarter of 2002 increased 11.2% to $59.0 million from an adjusted $53.1 million in the third quarter of 2001. On the same basis, net income for the first nine months of 2002 decreased 51.7% to $192.2 million from an adjusted $398.3 million for the first nine months of 2001, primarily due to the gain from the sale of the Magazine Group in 2001.

EBITDA

        EBITDA in the third quarter of 2002 increased 5.7% to $145.4 million from $137.5 million in the third quarter of 2001, excluding special items. On the same basis, EBITDA for the first nine months of 2002 decreased 1.6% to $472.9 million from $480.3 million for the first nine months of 2001. Including special items, EBITDA in the third quarter of 2002 increased 10.1% to $145.4 million from $132.1 million in the third quarter of 2001. On the same basis, EBITDA for the first nine months of 2002 decreased 43.0% to $460.3 million from $807.8 million for the first nine months of 2001, primarily due to the gain from the sale of the Magazine Group in 2001.

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

Consolidated Costs and Expenses

        Consolidated costs and expenses in the third quarter and first nine months of 2002 and an adjusted third quarter and first nine months of 2001 were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 29, 2002	September 30, 2001	% Change	September 29, 2002	September 30, 2001	% Change
Production costs
Raw materials	$58,956	$71,625	(17.7)	$191,861	$240,611	(20.3)
Wages and benefits	154,504	145,398	6.3	462,701	446,958	3.5
Other	111,276	110,849	0.4	324,200	331,506	(2.2)

Total production costs	324,736	327,872	(1.0)	978,762	1,019,075	(4.0)
Selling, general and administrative expenses	292,392	277,171	5.5	907,415	940,530	(3.5)

Total	$617,128	$605,043	2.0	$1,886,177	$1,959,605	(3.7)

        Total production costs decreased 1.0% in the third quarter and 4.0% for the first nine months of 2002, primarily due to lower newsprint expense, partially offset by an increase in compensation and benefits costs. In the third quarter of 2002, the Company's newsprint expense decreased 21.1% compared with the 2001 third quarter. This resulted from a decrease in the Company's average cost per ton of newsprint of 19.9% and a decrease in consumption of 1.2%. For the first nine months of 2002 compared with the first nine months of 2001, the Company's newsprint expense decreased 22.1% due to a decrease in the Company's average cost per ton of newsprint of 21.7% and a decrease in consumption of 0.4%.

        SGA expenses increased 7.6% and 4.5% in the third quarter and first nine months of 2002 compared with the corresponding adjusted periods in 2001, excluding special items. These increases resulted primarily from higher bonus accruals linked to improved performance and an increase in benefits costs. Including special items, SGA expenses increased 5.5% in the third quarter and decreased 3.5% in the first nine months of 2002 compared with the corresponding adjusted periods in 2001.

Other

        The Company recorded a loss from joint ventures of $5.1 million in the third quarter of 2002 and $7.3 million for the first nine months of 2002 compared with income from joint ventures of $2.4 million and $4.1 million in the same periods last year. This decrease resulted from losses, primarily related to noncash amortization expense, at both DC and NESV, two investments made earlier this year. In addition, the paper mills in which the Company has an equity investment had decreased earnings primarily due to lower paper prices. For 2002, the Company now expects losses from joint ventures to be in the range of $12 to $15 million. This range includes the estimated impact of how the purchase prices of DC and NESV will be allocated among the net assets acquired.

        Interest expense-net increased to $11.7 million in the 2002 third quarter and decreased to $33.9 million for the first nine months of 2002 compared with $11.2 million and $36.4 million in the comparable 2001 periods. The increase in the third quarter of 2002 was mainly due to higher levels of debt outstanding, partially offset by lower interest rates, and the decrease for the first nine months of 2002 was primarily due to lower interest rates, partially offset by higher levels of debt outstanding. For 2002, the Company now expects interest expense to be in the range of $45 to $50 million.

        The effective income tax rate in the third quarter of 2002 was 39.0% compared with an adjusted 37.1% in the 2001 third quarter. For the first nine months of 2002, the effective income tax rate was 39.0% compared with an adjusted 37.0% for the first nine months of 2001. The Company expects its effective income tax rate in 2002 will be 39.0% compared with an adjusted 37.5% in 2001.

        Consolidated revenues, EBITDA, depreciation and amortization and operating profit from continuing operations, in the third quarter and first nine months of 2002 and the adjusted third quarter and first nine months of 2001, by business segment were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 29, 2002	September 30, 2001	% Change	September 29, 2002	September 30, 2001	% Change
REVENUES
Newspapers	$677,314	$653,626	3.6	$2,087,662	$2,097,017	(0.4)
Broadcast	37,243	31,713	17.4	108,179	102,852	5.2
New York Times Digital	18,209	14,363	26.8	52,143	43,754	19.2
Intersegment eliminations(A)	(3,265)	(2,809)	(16.2)	(9,175)	(8,295)	(10.6)

Total	$729,501	$696,893	4.7	$2,238,809	$2,235,328	0.2

EBITDA
Newspapers	$138,774	$122,174	13.6	$442,353	$376,623	17.5
Broadcast	12,747	10,093	26.3	36,078	36,453	(1.0)
New York Times Digital	4,630	2,679	72.8	10,738	(3,256)	*
Unallocated corporate expenses	(5,634)	(5,351)	(5.3)	(21,575)	(20,690)	(4.3)
Joint ventures	(5,132)	2,503	*	(7,325)	4,336	*

Total	$145,385	$132,098	10.1	$460,269	$393,466	17.0

DEPRECIATION AND AMORTIZATION
Newspapers	$31,732	$31,698	0.1	$95,680	$95,342	0.4
Broadcast	2,129	1,937	9.9	6,018	6,073	(0.9)
New York Times Digital	1,786	1,893	(5.7)	5,795	5,437	6.6
Corporate	2,497	2,217	12.6	7,469	6,555	13.9

Total	$38,144	$37,745	1.1	$114,962	$113,407	1.4

OPERATING PROFIT (LOSS)
Newspapers	$107,042	$90,476	18.3	$346,673	$281,281	23.2
Broadcast	10,618	8,156	30.2	30,060	30,380	(1.1)
New York Times Digital	2,844	786	*	4,943	(8,693)	*
Unallocated corporate expenses	(8,131)	(7,568)	(7.4)	(29,044)	(27,245)	(6.6)

Total	$112,373	$91,850	22.3	$352,632	$275,723	27.9

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

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 29, 2002	September 30, 2001	% Change	September 29, 2002	September 30, 2001	% Change
Revenues	$677,314	$653,626	3.6	$2,087,662	$2,097,017	(0.4)

EBITDA	$138,774	$122,174	13.6	$442,353	$376,623	17.5

Operating profit	$107,042	$90,476	18.3	$346,673	$281,281	23.2

        Total Newspaper Group revenues in the third quarter of 2002 increased 3.6% to $677.3 million from $653.6 million in the 2001 third quarter. Advertising revenue increased 1.7% to $422.0 million in the third quarter of 2002 from $415.1 million in the prior-year quarter, and circulation revenue increased 8.5% to $204.3 million in the third quarter of 2002 from $188.2 million in the third quarter of 2001. For the first nine months of 2002, total Newspaper Group revenues decreased 0.4% to $2,087.7 million from $2,097.0 million for the first nine months of 2001. Advertising revenue decreased 4.3% to $1,335.2 million for the first nine months of 2002 from $1,394.7 million for the first nine months of 2001, and circulation revenues increased 10.0% to $617.4 million for the first nine months of 2002 from $561.2 million for the first nine months of 2001. Advertising revenue increased in the third quarter of 2002 mainly as a result of higher advertising rates and decreased for the first nine months of 2002 primarily due to lower advertising volume. Circulation revenue increased in the third quarter and first nine months of 2002 primarily due to higher subscription prices at The Times and the Globe.

        Operating profit for the Newspaper Group increased 11.6% to $107.0 million in the third quarter of 2002 from an adjusted $95.9 million in the 2001 third quarter, excluding special items. On the same basis, for the first nine months of 2002, operating profit decreased 0.8% to $359.1 million from an adjusted $361.9 million for the first nine months of 2001. Including special items, operating profit increased 18.3% to $107.0 million in the third quarter of 2002 from an adjusted $90.5 million in the third quarter of 2001. On the same basis, for the first nine months of 2002, operating profit increased 23.2% to $346.7 million from an adjusted $281.3 million for the first nine months of 2001.

        The increase in operating profit in the third quarter of 2002, excluding special items, was primarily due to an increase in advertising and circulation revenue and a decrease in newsprint expense, partially offset by higher bonus accruals linked to improved performance and an increase in compensation and benefits costs. For the first nine months of 2002, operating profit decreased, excluding special items, primarily due to a decrease in advertising revenue and higher bonus accruals linked to improved performance and an increase in benefits costs, partially offset by an increase in circulation revenue and a decrease in newsprint expense.

        Advertising, circulation and other revenue, by major line of business of the Newspaper Group, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 29, 2002	September 30, 2001	% Change	September 29, 2002	September 30, 2001	% Change
The New York Times
Advertising	$239,537	$235,982	1.5	$775,344	$818,044	(5.2)
Circulation	139,548	126,189	10.6	421,349	373,821	12.7
Other	39,318	40,625	(3.2)	102,598	110,897	(7.5)

Total	$418,403	$402,796	3.9	$1,299,291	$1,302,762	(0.3)

New England Newspaper Group
Advertising	$103,770	$102,270	1.5	$320,399	$337,445	(5.1)
Circulation	43,691	40,676	7.4	130,406	120,347	8.4
Other	8,421	6,417	31.2	21,989	19,863	10.7

Total	$155,882	$149,363	4.4	$472,794	$477,655	(1.0)

Regional Newspapers
Advertising	$78,715	$76,822	2.5	$239,469	$239,237	0.1
Circulation	21,026	21,378	(1.6)	65,664	67,034	(2.0)
Other	3,288	3,267	0.6	10,444	10,329	1.1

Total	$103,029	$101,467	1.5	$315,577	$316,600	(0.3)

Total Newspaper Group
Advertising	$422,022	$415,074	1.7	$1,335,212	$1,394,726	(4.3)
Circulation	204,265	188,243	8.5	617,419	561,202	10.0
Other	51,027	50,309	1.4	135,031	141,089	(4.3)

Total	$677,314	$653,626	3.6	$2,087,662	$2,097,017	(0.4)

        Advertising volume was as follows:

	Three Months Ended			Nine Months Ended
(Inches in thousands, preprints in thousands of copies)	September 29, 2002	September 30, 2001	% Change	September 29, 2002	September 30, 2001	% Change
The New York Times
Retail	88.7	88.2	0.6	289.2	326.0	(11.3)
National	284.8	298.5	(4.6)	948.6	1,001.1	(5.2)
Classified	164.9	182.1	(9.4)	524.8	603.5	(13.0)
Zoned	180.6	187.8	(3.8)	628.4	706.0	(11.0)

Total	719.0	756.6	(5.0)	2,391.0	2,636.6	(9.3)

Preprints	130,000	101,661	27.9	371,450	325,445	14.1

New England Newspaper Group
Retail	185.8	179.7	3.4	582.0	590.5	(1.4)
National	172.3	174.7	(1.4)	575.1	564.4	1.9
Classified	406.6	414.4	(1.9)	1,213.0	1,262.3	(3.9)
Zoned	299.8	209.2	43.3	801.0	638.7	25.4

Total	1,064.5	978.0	8.8	3,171.1	3,055.9	3.8

Preprints	244,678	215,975	13.3	706,236	674,480	4.7

Regional Newspapers
Retail	1,359.6	1,342.4	1.3	4,129.7	4,144.4	(0.4)
National	58.8	54.8	7.4	173.6	169.3	2.6
Classified	1,863.3	1,753.1	6.3	5,407.5	5,225.3	3.5
Legal	83.1	72.3	15.0	327.3	288.1	13.6

Total	3,364.8	3,222.6	4.4	10,038.1	9,827.1	2.1

Preprints	263,792	233,126	13.2	801,147	747,561	7.2

        Average net paid circulation for The Times, the New England Newspaper Group, and the Regional Newspapers for the third quarter and nine months ended September 29, 2002, compared with the third quarter and nine months ended September 30, 2001, was as follows:

	Three Months Ended September 29, 2002
(Copies in thousands)	Weekday/Daily	% Change	Sunday	% Change
The New York Times	1,096.4	(0.1)	1,662.8	0.6
New England Newspaper Group	563.6	(2.3)	813.7	(2.4)
Regional Newspapers	583.6	(2.4)	648.2	(1.5)

	Nine Months Ended September 29, 2002
(Copies in thousands)	Weekday/Daily	% Change	Sunday	% Change
The New York Times	1,129.9	1.1	1,685.4	0.4
New England Newspaper Group	567.8	(0.8)	827.0	(0.8)
Regional Newspapers	613.3	(2.3)	675.9	(1.8)

        The Times continues to improve retail availability in major markets across the nation and to improve the quality and levels of its home delivery circulation base. Additionally, all of the Company's newspapers are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones.

Broadcast Group:    The Broadcast Group comprises eight network-affiliated television stations and two radio stations.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 29, 2002	September 30, 2001	% Change	September 29, 2002	September 30, 2001	% Change
Revenues	$37,243	$31,713	17.4	$108,179	$102,852	5.2

EBITDA	$12,747	$10,093	26.3	$36,078	$36,453	(1.0)

Operating profit	$10,618	$8,156	30.2	$30,060	$30,380	(1.1)

        Revenues in the third quarter of 2002 increased 17.4% to $37.2 million compared with $31.7 million in the third quarter of 2001. For the first nine months of 2002, revenues increased 5.2% to $108.2 million compared with $102.9 million in the same period last year. This primarily resulted from an increase in advertising revenue in connection with additional political advertising. In addition, advertising revenue was lower in the prior year due to the Company's stations moving to commercial-free broadcasting in September 2001 to provide coverage of the terrorist attacks.

        Operating profit in the third quarter of 2002 increased 30.2% to $10.6 million from an adjusted $8.2 million in the third quarter of 2001. Operating profit for the first nine months of 2002 decreased 1.1% to $30.1 million from an adjusted $30.4 million for the first nine months of 2001.

        The increase in operating profit in the third quarter was primarily due to higher advertising revenue, partially offset by an increase in compensation and benefits costs. Operating profit decreased for the first nine months of 2002 primarily due to an increase in compensation and benefits costs, partially offset by higher advertising revenue.

New York Times Digital:    NYTD consists of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"), which licenses archive databases of The Times and the Globe to electronic information providers. In April 2001, the Company sold GolfDigest.com, which was part of NYTD and was included with the sale of the Company's Magazine Group.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 29, 2002	September 30, 2001	% Change	September 29, 2002	September 30, 2001	% Change
Revenues	$18,209	$14,363	26.8	$52,143	$43,754	19.2

EBITDA	$4,630	$2,679	72.8	$10,738	$(3,256)	*

Operating profit (loss)	$2,844	$786	*	$4,943	$(8,693)	*

  *
  Represents percentages greater than or equal to 100%.

        Advertising revenue accounted for approximately 67% and other revenue, primarily DAD, accounted for the remainder of NYTD's total revenues for the first nine months of 2002. Revenues for NYTD increased 26.8% in the third quarter of 2002 to $18.2 million from $14.4 million in the 2001 third quarter. For the first nine months of 2002, revenues for NYTD increased 19.2% to $52.1 million from $43.8 million for the first nine months of 2001. Revenues were higher primarily as a result of increased advertising, particularly in the technology, finance and travel categories. Overall online classified advertising increased particularly in the real estate and auto categories.

        NYTD had an operating profit of $2.8 million in the third quarter of 2002 compared with $0.8 million in the third quarter of 2001. For the first nine months of 2002, NYTD had an operating profit of $4.9 million compared with an operating loss of $8.7 million for the first nine months of 2001. The improvement in operating profit was primarily due to an increase in advertising revenue.

Liquidity and Capital Resources

        The Company's cash flow activity for the first nine months of 2002 and 2001 was as follows:

	For the Nine Months Ended
(In millions)	September 29, 2002	September 30, 2001
Net cash provided by operating activities	$204.3	$351.6

Net cash (used in)/provided by investing activities	$(284.4)	$376.7

Net cash provided by/(used in) financing activities	$67.7	$(742.8)

        The Company had net cash provided by operating activities of $204.3 million for the first nine months of 2002 compared with $351.6 million for the first nine months of 2001. The decrease primarily resulted from a higher payment of income taxes made on January 15, 2002, and the Company's contributions to its pension plans, partially offset by an increase in income from operations. The higher payment of income taxes was related to an extension on income taxes payable after September 11, 2001, until January 15, 2002. The Company had net cash used in investing activities of $284.4 million for the first nine months of 2002 compared with net cash provided by investing activities of $376.7 million for the first nine months of 2001. Net cash used in investing activities in 2002 primarily resulted from the Company's investments in DC and NESV compared with net cash provided by investing activities in 2001 which primarily resulted from the sale of the Magazine Group and Golfdigest.com. Net cash provided by financing activities for the first nine months of 2002 was $67.7 million compared with net cash used in financing activities of $742.8 million for the first nine months of 2001. This resulted from the issuance of medium-term notes in 2002 compared with the repayment of commercial paper and higher share repurchases in 2001.

        During the first nine months of 2002, the Company made tax-deductible contributions of approximately $71 million to its pension plans and is expected to contribute an additional $76.0 million before the end of 2002. Therefore, $76.0 million was reclassed from "Other Liabilities-Other" to "Current Liabilities-Accrued expenses" in the Company's Condensed Consolidated Balance Sheet as of September 29, 2002.

        The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover its cash requirements, including working capital needs, planned capital expenditures and acquisitions, stock repurchases, pension plan funding and dividend payments to stockholders for both the next twelve months and the foreseeable future. The ratio of current assets to current liabilities was 60.9% as of September 29, 2002, and 65.0% as of December 30, 2001. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 38.1% as of September 29, 2002, compared with 34.2% as of December 30, 2001.

        The Company's contractual cash obligations and commercial commitments are detailed in the Company's Annual Report on Form 10-K for the year ended December 30, 2001. As of September 29, 2002, these contractual cash obligations and commercial commitments have not materially changed from December 30, 2001, except for the issuance of debt in 2002 (see below).

Financing:    In June 2002, the Company increased the amount available to borrow under its revolving credit agreements to $600.0 million from $540.0 million to provide additional credit flexibility. The Company's one-year credit agreement was renewed and increased to $330.0 million from $270.0 million and will now mature in June 2003. The Company's multi-year credit agreement remained at $270.0 million and will mature in June 2006. These revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Under these agreements, $462.8 million of stockholders' equity was unrestricted as of September 29, 2002, and $349.7 million was unrestricted as of December 30, 2001.

        The Company had commercial paper outstanding of $144.7 million with an annual weighted average interest rate of 1.8% as of September 29, 2002, and $158.3 million with an annual weighted average interest rate of 2.0% as of December 30, 2001. These commercial paper obligations are supported by the revolving credit agreements, which had no amounts outstanding as of September 29, 2002, or December 30, 2001. The amount available under the commercial paper facility was $455.3 million as of September 29, 2002.

        In June and April 2002, the Company issued $52.0 million and $50.0 million in notes under its medium-term note program. The medium-term notes issued in June 2002 pay interest semi-annually at 4.625% and mature on June 25, 2007, and the medium-term notes issued in April 2002 pay interest semi-annually at 5.350% and mature on April 16, 2007. The total issuance of $102.0 million in the second quarter of 2002 was the remaining amount available under the Company's 1998 shelf Registration Statement.

        On July 26, 2002, the Company filed a $300.0 million shelf Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective on August 6, 2002. On September 17, 2002, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. On September 26, 2002, the Company issued $75.0 million of medium-term notes. These notes mature on September 26, 2012, and pay interest semi-annually at a rate of 4.610%.

        The Company's total debt, including commercial paper and capital leases, was $924.8 million as of September 29, 2002, and $759.5 million as of December 30, 2001. The proceeds from the issuance of debt were utilized to pay income taxes on January 15, 2002 (in connection with an extension on income taxes payable related to the terrorist attacks in September 2001), to finance the Company's investments in DC and NESV, and to fund the Company's pension plans.

Capital Expenditures:    The Company currently estimates that capital expenditures for 2002 will range from $180 million to $210 million compared with $90.4 million in 2001. Included in the 2002 estimate are $15-$25 million of land acquisition costs and $10-$20 million of pre-development costs related to the Company's proposed new headquarters in New York City. In addition, the Company will pay $4-$6 million in land acquisition costs on behalf of its development partner. This amount would be reimbursed to the Company at the completion of the building.

Significant Accounting Policies and Estimates

        As of September 29, 2002, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K, have not changed from December 30, 2001, except for the adoption of SFAS 142.

Subsequent Event

        On October 22, 2002, the Company and The Washington Post Company (the "Post Company") signed a letter of intent for the Company, a 50% owner of the International Herald Tribune newspaper (the "IHT"), to purchase the Post Company's 50% share in the IHT. The purchase is expected to be completed, subject to a definitive agreement and regulatory approval, in the fourth quarter of 2002 or first quarter of 2003.

Factors That Could Affect Operating Results

        Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company's various markets and material increases in newsprint prices. They also include other risks detailed from time to time in the Company's publicly-filed documents, including the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company's Annual Report on Form 10-K for the year ended December 30, 2001, details the Company's disclosures about market risk. As of September 29, 2002, there have been no changes in the Company's market risk from December 30, 2001.

Item 4. Controls and Procedures

        Russell T. Lewis, the Company's Chief Executive Officer, and Leonard P. Forman, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report. Based on such evaluation, each of Messrs. Lewis and Forman concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by Messrs. Lewis and Forman.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits
12	Ratio of Earnings to Fixed Charges
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002
(b)
Reports on Form 8-K

    The Company filed a Form 8-K on August 13, 2002, to report that each of Russell T. Lewis, the Chief Executive Officer, and Leonard P. Forman, the Chief Financial Officer, of the Company submitted to the SEC sworn statements pursuant to SEC Order No. 4-460.

    The Company filed a Form 8-K on September 17, 2002, to report that the Company filed with the SEC a Registration Statement on Form S-3 (the "Registration Statement") relating to the issuance by the Company from time to time of its unsecured debt securities. The Registration Statement was declared effective by the SEC on August 6, 2002. The Company filed with the SEC a Prospectus Supplement dated September 17, 2002, relating to the offer and sale of up to $300 million of medium-term notes.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY (Registrant)
Date: November 8, 2002	/s/ LEONARD P. FORMAN Leonard P. Forman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Form of Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Russell T. Lewis, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The New York Times Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function(s)):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ RUSSELL T. LEWIS Russell T. Lewis Chief Executive Officer

Form of Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Leonard P. Forman, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of The New York Times Company;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function(s)):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 8, 2002	/s/ LEONARD P. FORMAN Leonard P. Forman Chief Financial Officer

Exhibit Index to Quarterly Report Form 10-Q
Quarter Ended September 29, 2002

Exhibit No.

  (a)
  Exhibit
12	Ratio of Earnings to Fixed Charges
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION