Form 10-K
period 2002-12-29
NEW YORK TIMES CO
filed 2003-02-24
CIK 71691

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002	COMMISSION FILE NUMBER 1-5837

The New York Times Company

(Exact Name of Registrant as Specified in Its Charter)

New York	13-1102020
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
229 West 43rd Street, New York, N.Y.	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock of $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes. Ö No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( Ö )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes. Ö  No.

The aggregate market value of Class A Common Stock held by non-affiliates as of June 28, 2002, was approximately $6.38 billion. As of such date, non-affiliates held 89,514 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant’s common stock as of February 18, 2003, was as follows: 151,325,802 shares of Class A Common Stock and 843,806 shares of Class B Common Stock.

Document incorporated by reference	Part
Proxy Statement for the 2003 Annual Meeting of Stockholders	III

INDEX TO THE NEW YORK TIMES COMPANY

2002 FORM 10-K

PART I

PART I

ITEM 1. Business.

INTRODUCTION

The New York Times Company (the “Company”) was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company including newspapers, television and radio stations, electronic information and publishing, Internet businesses, and forest products and other investments. Financial information about industry segments is incorporated by reference to Note 16 to the Consolidated Financial Statements on pages F-43 to F-46 of this report.

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, on its Web site http:/www.nytco.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (the “SEC”).

The Company currently classifies its businesses into the following segments:

♦     Newspapers: The New York Times (“The Times”); the New England Newspaper Group, consisting of The Boston Globe, a daily newspaper, the Boston Sunday Globe (both editions, the “Globe”) and the Worcester Telegram & Gazette, in Worcester, Mass. (the “T&G”); 15 other newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina (the “Regional Newspapers”); a newspaper distributor in the New York City metropolitan area; news, photo and graphics services and news and features syndication; and licensing of the trademarks and copyrights of The Times and the Globe.

♦     Broadcasting: television stations WREG-TV in Memphis, Tenn.; WTKR-TV in Norfolk, Va.; KFOR-TV in Oklahoma City, Okla.; WNEP-TV in Scranton, Pa.; WHO-TV in Des Moines, Iowa; WHNT-TV in Huntsville, Ala.; WQAD-TV in Moline, Ill.; and KFSM-TV in Fort Smith, Ark.; and radio stations WQXR(FM) and WQEW(AM) in New York City.

♦     New York Times Digital: the Company’s digital and business information division, including NYTimes.com (www.nytimes.com), Boston.com (www.boston.com), and the licensing of electronic databases through its Digital Archive Distribution business.

Additionally, the Company owns minority equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine.

As of December 29, 2002 (the end of the Company’s fiscal year), the Company and The Washington Post Company (the “Post Company”) each owned a one-half interest in the International Herald Tribune, an international English language newspaper (the “IHT”). On January 1, 2003, the Company purchased from the Post Company its 50% share in the IHT for approximately $65 million.

In April 2002, the Company and Discovery Communications, Inc. entered into a joint venture to own and operate Discovery Civilization Channel (to be renamed Discovery Times Channel in the first quarter of 2003, “DTC”), a digital cable television channel. The Company invested approximately $100 million for a 50% interest in DTC.

In February 2002, New England Sports Ventures, LLC (“NESV”), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested $75.0 million for an interest of approximately 17% in NESV.

Revenue from individual customers, and revenues, operating profit and identifiable assets of foreign operations are not significant.

NEWSPAPERS

The Newspaper Group segment consists of The Times, the New England Newspaper Group, 15 Regional Newspapers, a newspaper distributor, and certain related businesses.

The New York Times

Circulation

The Times is a standard-size daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1851. The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 55% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 45% is sold elsewhere. On Sundays, approximately 51% of the circulation is sold in the greater New York City area and 49% elsewhere. According to reports filed with the Audit Bureau of Circulations (“ABC”), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2002, The Times has the largest daily and Sunday circulation of all seven-day newspapers in the United States.

The Times’s average net paid weekday and Sunday circulations for each of the years ended December 29, 2002, and December 30, 2001, are shown in the table below:

	Weekday (Mon. - Fri.)	Sunday
	(Thousands of copies)
2002	1,131.4	1,682.1
2001	1,143.7	1,659.9

Approximately 60% of the weekday circulation and 61% of the larger Sunday circulation were sold through home delivery in 2002. During the year ended December 29, 2002, the average weekday circulation of The Times decreased approximately 12,300 copies to approximately 1,131,400 copies and the average Sunday circulation decreased by approximately 13,800 copies to approximately 1,682,100 copies. The decrease in weekday and Sunday copies sold by The Times in 2002 compared with 2001 was primarily due to the comparison with the extraordinary sales in 2001 as a result of 9/11 and related coverage.

An increase in home-delivery rates was effective February 4, 2002, and an increase in the daily newsstand price in the greater New York metropolitan area was effective December 30, 2002.

Advertising

Total advertising volume in The Times for each of the fiscal years ended December 29, 2002, and December 30, 2001, as measured by The Times, is shown in the table below. The “National” heading in the table below includes such categories as entertainment, financial and general advertising.

	Full Run
	Retail Inches	National Inches	Classified Inches	Zoned Inches	Total[1] Inches	Preprint Copies Distributed
	(Inches and Preprints in Thousands)
2002	434.4	1,346.3	692.1	869.4	3,342.2	545,723
2001	475.0	1,370.2	781.2	939.5	3,565.9	489,660

The table includes volume for The New York Times Magazine, which published 3,315 pages of advertising in 2002, compared with 3,328 pages in 2001, representing approximately 205,500 and 206,300 inches, respectively.

Advertising rates for The Times increased an average of 6% in January 2002, and 7% in January 2003.

Based on recent data provided by Competitive Media Reporting, Inc., an independent agency that measures advertising sales volume and estimates advertising revenue, and The Times’s internal analysis, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area.

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

The Times has agreements with two commercial printing companies to print its Sunday Television section and The New York Times Magazine.

The editions of The Times distributed outside of the New York City area are printed under contract at the following sites:

Region[2]	Print Sites
Midwest	Chicago, Ill.; Canton, Ohio; Ann Arbor, Mich.; Columbia, Mo; Dayton, Ohio; Minneapolis, Minn.
Northeast	Billerica, Mass.[3]; Springfield, Va.
Southeast	Atlanta, Ga.; Ft. Lauderdale, Fla.; Lakeland, Fla.[4]; Gastonia, N.C.
Southwest	Austin, Tex.; Phoenix, Ariz.
West	Torrance and Concord, Calif.; Kent, Wash.; Denver, Colo.

1    All totals exclude preprint inches.

2    Most advance sections of the Sunday newspaper distributed in these areas are printed in Edison, N.J., Flushing, N.Y., Concord, Calif. or Dayton, Ohio.

3    At the Globe.

4    At the Regional Newspaper, The Ledger.

The Times currently has agreements with various newspapers and other delivery agents located in the United States and Canada to deliver The Times in their respective markets and, in some cases, to expand current markets. The agreements include various arrangements for delivery to homes and newsstands.

A subsidiary of the Company, City & Suburban Delivery Systems, Inc. (“City & Suburban”), operates a wholesale newspaper distribution business that distributes The Times and other newspapers and periodicals in New York City, Long Island (N.Y.), New Jersey and the counties of Westchester (N.Y.) and Fairfield (Conn.). Approximately 92% of The Times’s single-copy daily circulation and 89% of its single-copy Sunday circulation in the New York City metropolitan area are delivered by City & Suburban or The Times. Approximately 96% of The Times’s daily home-delivered circulation and 95% of its Sunday home-delivered circulation in the New York City metropolitan area are delivered to depots by City & Suburban or The Times.

Related Businesses

Name	Description of Business
New York Times Index	Produces and licenses The New York Times Index, a print publication
The New York Times News Services Division:
The New York Times News Service	Transmits articles, graphics and photographs from The Times, the Globe and other publications to approximately 650 newspapers and magazines in the United States and in more than 50 countries worldwide
The New York Times Syndicate	Markets other supplemental news services and feature material, graphics and photographs from The Times and other leading news sources to newspapers and magazines around the world
New York Times Television	Using New York Times-branded and other content, creates television programming for a variety of commercial and public broadcast and cable television networks

New England Newspaper Group

The Globe and the T&G constitute the Company’s New England Newspaper Group.

The Globe is owned and published by the Company’s subsidiary, Globe Newspaper Company, Inc. (the “Globe” may also be used to refer to Globe Newspaper Company, Inc.).

Circulation: Globe

The Globe is a daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1872. The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC reports, for the 26 weeks ended September 29, 2002, the weekday (Monday through Friday) circulation of the Globe was the 17th largest of any weekday newspaper; circulation of the Sunday edition was the 11th largest of any Sunday newspaper published in the United States; and its daily and Sunday circulation was the largest of all newspapers published in either Boston or New England.

The Globe’s average net paid weekday and Sunday circulations for each of the years ended December 29, 2002, and December 30, 2001, are shown below:

	Weekday (Mon-Fri)	Sunday
	(Thousands of copies)
2002	466.3	699.4
2001	472.5	704.0

During the fiscal year ended December 29, 2002, the average weekday circulation of the Globe decreased approximately 6,200 copies to approximately 466,300 copies and the average Sunday circulation decreased by approximately 4,600 copies to approximately 699,400 copies. The decrease in weekday copies sold by the Globe in 2002 compared with 2001 was primarily due to the effect of a price increase at the Globe in 2002. The decrease in Sunday copies sold by the Globe in 2002 compared with 2001 was primarily due to the elimination, in June 2001, of the Sunday Globe edition delivered on Saturdays.

Approximately 78.6% of the Globe’s weekday circulation and 69.4% of its larger Sunday circulation are sold through home delivery; the remainder are sold primarily on newsstands.

Circulation: Worcester Telegram & Gazette

The T&G is a daily (Monday through Saturday) newspaper, which began publishing in 1866. Its Sunday companion, the Sunday Telegram, began in 1884. These newspapers and several Company-owned non-daily newspapers, some published under the name of Coulter Press, circulate throughout Worcester County and northeastern Connecticut.

The T&G’s average net paid weekday and Sunday circulations, for each of the years ended December 29, 2002 and December 30, 2001, are shown below:

	Daily (Mon-Sat)	Sunday
	(Thousands of copies)
2002	103.0	122.3
2001	104.5	124.8

From December 30, 2001 to December 29, 2002, the average daily circulation of the T&G decreased approximately 1,500 copies to approximately 103,000 copies, and the average Sunday circulation decreased approximately 2,500 copies to approximately 122,300 copies. The decrease in weekday and Sunday copies sold by the T&G in 2002 compared with 2001 was primarily due to the competitive environment, including aggressive home delivery discounting throughout its circulation area by a major competitor, and the extraordinarily high single copy and home delivery sales the previous year in the wake of 9/11. Approximately 75% of its daily and Sunday circulations are distributed by home delivery; the remainder is sold in stores or newsstands.

Advertising

The New England Newspaper Group’s advertising volumes by category of advertising for each of the fiscal years ended December 29, 2002, and December 30, 2001 for all editions are set forth below:

	Full Run			Zoned Inches	Total[1] Inches	Preprint Copies Distributed
	Retail Inches	National Inches	Classified Inches
	(Inches and Preprints in Thousands)
2002	859.7	784.6	1,593.1	1,117.8	4,355.2	1,033,347
2001	865.0	762.5	1,641.7	880.6	4,149.8	957,564

Both the Globe and the T&G increased advertising rates in each category of advertising in 2002. The T&G increased all rates, effective as of January 1, 2002. Additionally, the Globe’s latest increase in certain retail and preprint advertising rates occurred on September 1, 2002. These rate increases ranged from 2% to 5%. National full run and national preprint rates at both the Globe and the T&G increased January 1, 2003 between 4% to 6%.

Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc. for the fiscal year ending December 29, 2002, the Globe ranked first and the T&G ranked sixth in advertising inches among all newspapers published in Boston and New England.

Production and Distribution

All editions of the Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Mass., satellite plant. All editions of the T&G are printed and prepared for delivery at its plant in Millbury, Mass.

Virtually all of the Globe’s home-delivered circulation was delivered in 2002 by a third-party service provider. The T&G delivers approximately 10,700 daily and approximately 15,800 Sunday Globes in its home-delivery area. Direct single-copy distribution by the Globe, its subsidiary Retail Sales, Inc. and the T&G accounted for 21.4% and 30.6% of the average weekday and Sunday single-copy distribution of the Globe in 2002.

Regional Newspapers

The Regional Newspapers include 14 daily newspapers, of which 12 publish on Sunday, and one weekly newspaper.

The average weekday and Sunday circulations for the fiscal year ended December 29, 2002 for each of these newspapers are shown below:

	Daily	Sunday		Daily	Sunday
Daily Newspapers	Circulation	Circulation	Daily Newspapers	Circulation	Circulation
The Gadsden Times (Ala.)	23,000	24,600	The Ledger (Lakeland, Fla.)	69,900	87,300
The Tuscaloosa News (Ala.)	34,600	36,900	The Courier (Houma, La.)	17,800	19,900
TimesDaily (Florence, Ala.)	31,000	33,800	Daily Comet (Thibodaux, La.)	11,500	N/A
The Press Democrat (Santa Rosa, Calif.)	88,000	95,800	The Dispatch (Lexington, N.C.)	12,200	N/A
Sarasota Herald-Tribune (Fla.)	106,100	132,700	Times-News (Hendersonville, N.C.)	19,300	19,500
Star-Banner (Ocala, Fla.)	47,800	51,400	Wilmington Morning Star (N.C.)	53,900	60,700
The Gainesville Sun (Fla.)	47,400	53,800	Herald-Journal (Spartanburg, S.C.)	51,900	59,900

The Petaluma Argus-Courier, in Petaluma, Calif., the Company’s only weekly newspaper, had average weekly circulation for the twelve-month period ended December 29, 2002, of 7,687.

1    All totals exclude preprint inches.

BROADCASTING

The Company’s television and radio stations are operated under licenses from the Federal Communications Commission (“FCC”) and are subject to FCC regulations. Radio and television license renewals are now normally granted for terms of eight years.

Station	License Expiration Date
WTKR-TV (Norfolk, Va.)	October 1, 2004
WHNT-TV (Huntsville, Ala.)	April 1, 2005
KFSM-TV (Ft. Smith, Ark.)	June 1, 2005
WREG-TV (Memphis, Tenn.)	August 1, 2005
WQAD-TV (Moline, Ill.)	December 1, 2005
WHO-TV (Des Moines, Iowa)	February 1, 2006
KFOR-TV (Oklahoma City, Okla.)	June 1, 2006
WNEP-TV (Scranton, Penn.)	August 1, 2007
WQXR(FM) (New York, N.Y.)	June 1, 2006
WQEW(AM) (New York, N.Y.)	June 1, 2006

The Company anticipates that its future applications for renewal of its station licenses will result in the licenses being renewed for eight-year periods.

All of the television stations have three principal sources of revenue: local advertising (sold to advertisers in the immediate geographic areas of the stations), national spot advertising (sold to national clients by individual stations rather than networks), and compensation paid by the networks for carrying commercial network programs. Network compensation has declined at all stations over the past several years. This industry trend is expected to result in the eventual elimination of network compensation at all of the Company’s television stations.

Station	Market’s Nielsen Ranking[1]	Network Affiliation	Band
WTKR-TV	41	CBS	VHF
WREG-TV	43	CBS	VHF
KFOR-TV	45	NBC	VHF
WNEP-TV	53	ABC	UHF[2]
WHO-TV	72	NBC	VHF
WHNT-TV	83	CBS	UHF[2]
WQAD-TV	92	ABC	VHF
KFSM-TV	108	CBS	VHF

In each market, the Company also operates a digital television station associated with its analog station. All of the digital stations operate in the UHF band and, at present, all simultaneously broadcast the same programs (except for the digital format) as the corresponding analog stations.

The Company’s two radio stations serve the New York City metropolitan area. WQXR(FM) is currently the only commercial classical music station serving this market. In December 1998, the Company entered into a Time Brokerage Agreement with ABC, Inc., under which ABC, Inc. is providing substantially all of the programming for WQEW(AM) for an eight-year period. Under a separate option agreement, ABC, Inc. has acquired the right to purchase WQEW(AM) at the end of the eight-year period.

1    According to Nielsen Media Research, a research company that measures audiences for television stations.

2    All other stations in this market are also in the UHF band.

NEW YORK TIMES DIGITAL

New York Times Digital (“NYTD”) operates the Company’s largest digital businesses, which include the following:

NYTimes.com	Exclusive Internet access to the complete news content of The Times, plus enhanced features and regularly updated breaking news
Boston.com	Information concerning Boston and New England and featuring exclusive Internet access to the complete news content of the Globe
Digital Archive Distribution	Licenses archive databases of The Times and the Globe to electronic information providers

NYTD derives most of its revenue from the sale of advertising on its two primary Web sites, NYTimes.com and Boston.com. Advertising is sold to both national and local customers. The form of advertising is diverse, including Web site banners, rich media, larger-sized and sequential placements (such as Surround Sessions) and a substantial amount of paid listings for jobs, real estate and automobiles. Non-advertising revenue is primarily from the Digital Archive Distribution business, which licenses archived information in databases to resellers of that information.

NYTimes.com and Boston.com continue to reach wide audiences across the New York and Boston metropolitan regions, the nation and around the world. In the United States alone, according to Nielsen NetRatings, an Internet traffic measurement service, unique users visiting NYTD’s Web sites reached over 9 million in the month of December 2002 compared to 7 million in December 2001.  In addition, over 3.5 million people receive requested newsletters from NYTimes.com each day. The reach of the Web sites is instrumental in creating a substantial stream of newspaper subscription orders each year. In 2002, over 85,000 subscription orders for The Times or the Globe originated from these two Web sites.

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

The Company has ownership interests in one newsprint mill and one supercalendered (high finish paper used in some magazines and preprinted inserts, which is a higher-value grade than newsprint) paper mill (the “Forest Products Investments”) as well as in DTC, NESV and the IHT.

Forest Products Investments

The Company has a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. (“Malbaie”). The other 51% is owned by Abitibi-Consolidated (“Abitibi”), a global manufacturer of paper. Malbaie purchases pulp from Abitibi and manufactures newsprint from this raw material on the paper machine it owns within the Abitibi paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Abitibi for its pulp. In 2002, Malbaie produced 220,000 metric tons of newsprint, 86,000 tons of which were sold to the Company, with the balance sold to Abitibi for resale.

The Company has a 40% equity interest in a partnership operating a supercalendered paper mill in Maine, Madison Paper Industries (“Madison”). Madison produces supercalendered paper at its facility in Madison, Me. Madison purchases all of its wood from local suppliers, mostly under long-term contracts. In 2002 Madison produced 184,000 metric tons, 14,000 tons of which were sold to the Company.

The debt of Malbaie and Madison is not guaranteed by the Company.

Malbaie and Madison are subject to comprehensive environmental protection laws, regulations and orders of provincial, federal, state and local authorities of Canada or the United States (the “Environmental Laws”). The

Environmental Laws impose effluent and emission limitations and require Malbaie and Madison to obtain, and operate in compliance with the conditions of, permits and other governmental authorizations (“Governmental Authorizations”). Malbaie and Madison follow policies and operate monitoring programs to ensure compliance with applicable Environmental Laws and Governmental Authorizations and to minimize exposure to environmental liabilities. Various regulatory authorities periodically review the status of the operations of Malbaie and Madison. Based on the foregoing, the Company believes that Malbaie and Madison are in substantial compliance with such Environmental Laws and Governmental Authorizations.

Other Joint Ventures

As of December 29, 2002, the Company and the Post Company each owned a one-half interest in the IHT. On January 1, 2003, the Company purchased from the Post Company its 50% share in the IHT for approximately $65 million. Beginning in 2003, the IHT will be included as part of the Newspaper Group segment. The newspaper is edited in Paris and printed in Athens, Bangkok, Beirut, Bologna, Doha (Quatar), Frankfurt, Hong Kong, Jakarta, Kuala Lumpur, Linköping (Sweden), London, Madrid, Manila, New York, Osaka, Paris, Seoul, Singapore, Taipei, Tel Aviv, The Hague, Tokyo and Zurich.

The Company’s approximately 17% investment in NESV, which owns the Boston Red Sox, Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network, is categorized under “Other Joint Ventures.”

The Company’s 50% interest in DTC, the digital cable channel co-owned with Discovery Communications, Inc., is also categorized under “Other Joint Ventures.”

All of the above investments were accounted for under the equity method in 2002.

RAW MATERIALS

The primary raw materials used by the Company are newsprint and supercalendered paper. The Company purchases newsprint from a number of North American producers. A significant portion of such newsprint is purchased from Abitibi, North America’s largest producer of newsprint.

In 2002 and 2001 the Company used the following types and quantities of paper (all amounts in metric tons):

Publication	Newsprint		Coated, Supercalendered and Other Paper
	2002	2001	2002	2001
The Times[1]	298,000	308,000	24,300	25,000
New England Newspaper Group[1]	133,000	130,000	3,700	4,400
Regional Newspapers	84,000	86,000	—	—
Magazine Group[2]	—	—	—	2,500
Total	515,000	524,000	28,000	31,900

1   The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine and the Globe’s Sunday Magazine.

2    On April 2, 2001, the Company sold its Magazine Group, which included Golf Digest, Golf Digest Woman, Golf World and Golf World Business.

The paper used by The Times, The New York Times Magazine, the New England Newspaper Group, the Regional Newspapers and the magazines published by the Magazine Group was purchased under contracts with unrelated suppliers and related suppliers in which the Company holds equity interests (see “Forest Products Investments”).

COMPETITION

The Times competes for advertising and circulation with newspapers of general circulation in New York City and its suburbs, as well as with national publications such as The Wall Street Journal and USA Today. The Times also competes with direct mail, magazines, television, radio, the Internet and other media.

The Globe competes for advertising and circulation with other daily, weekly and national newspapers distributed in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday). The Globe also competes with other communications media, such as direct mail, magazines, television, radio, the Internet and other media. The T&G competes with other daily and weekly newspapers distributed in Worcester, Mass., as well as with radio, television and direct mail.

The Regional Newspapers compete for advertising and circulation with a variety of newspaper and other advertising media in their markets.

All of the Company’s television stations compete directly with other television stations in their respective markets and with other video services, such as cable network programming carried on local cable systems, satellite-to-home systems, and with other local media and the Internet. WQXR(FM) competes for listeners primarily with two all-newscommercial radio stations and with WNYC(FM), a non-commercial station, which features both news and classical music. It competes for advertising revenues with many adult-audience commercial radio stations and other media in New York City and surrounding suburbs.

The New York Times News Service and The New York Times Syndicate operations compete with several other syndicated features and supplemental news services.

New York Times Digital primarily competes with other advertising-supported news and information Web sites, such as MSNBC.com and CNN.com, and classified advertising portals, such as Monster.com (help-wanted advertising).

The IHT’s key competitors include The Wall Street Journal’s European and Asian Editions, the London-based Financial Times, Time, Newsweek International and The Economist. Satellite distribution of CNN, Fox News and the BBC adds a broadcast component to the available global sources of English language news, and the Internet provides additional sources of English language news.

DTC is a non-fiction channel that offers documentary programming on recent history and newsworthy events. It competes with cable channels like A&E and the History Channel. DTC also competes for viewers and advertisers with all other broadcast and cable channels.

NESV competes in the Boston consumer entertainment market primarily with other professional sports teams and other forms of live, film and broadcast entertainment. New England Sports Network competes for television audiences with broadcast television stations and other cable television networks throughout most of New England. The Boston Red Sox, Fenway Park and the New England Sports Network compete for advertising with all forms of local and national media including television, radio, newspapers, magazines, direct mail and outdoor advertising.

EMPLOYEES

As of December 29, 2002, the Company had approximately 12,150 full-time equivalent employees.

The Times	4,590
New England Newspaper Group	3,090
Regional Newspapers	2,900
Broadcast Group	960
New York Times Digital	240
Corporate/Shared Services	370
Total Company	12,150

Labor Relations

Approximately 3,300 full-time equivalent employees of The Times and City & Suburban are represented by 14 unions with 18 labor agreements. Collective bargaining agreements, covering the following categories of employees, with the expiration dates noted below, are either in effect or have expired and negotiations for new contracts are ongoing:  For The Times: machinists, carpenters and New York Newspaper Guild (representing non-production employees) (March 30, 2003); operating engineers (May 31, 2003); pressmen (March 30, 2005); mailers, typographers, electricians and paperhandlers (March 30, 2006); stereotypers (March 30, 2007); and drivers (March 30, 2008); For C&S: building maintenance employees (May 31, 2003); 4 groups of  mechanics (January 1, May 31, September 30 and October 31, 2003); and drivers (March 30, 2008).

Approximately 2,300 full- and part-time employees of the Globe are represented by 10 unions with 12 labor agreements. Collective bargaining agreements, covering the following categories of employees, with the expiration dates noted below, are either in effect or have expired and negotiations for new contracts are ongoing:  Boston Newspaper Guild representing non-production employees (December 31, 2000); drivers, engravers, paperhandlers, machinists and garage mechanics (December 31, 2004); pressman, mailers and warehouse employees (December 31, 2001); typographers (December 31, 2006, with a wage re-opener on December 31, 2002); and technical services group and electricians (December 31, 2003).

Approximately one-third of the 714 full-time equivalent employees of the T&G are represented by four unions. Contracts with three production unions expire on November 30, 2006, August 31, 2006 and October 8, 2003, respectively. The Providence Newspaper Guild was certified as the bargaining agent for the newsroom employees in 1993 and for the circulation employees in 2000. Negotiations with this union are ongoing.

Approximately 150 of the 400 employees at the Press Democrat are represented by four unions. The contracts with the Newspaper Guild, Pressmen, and Typographical unions expire in 2008. Negotiations to achieve a new contract are currently underway with the Teamsters, who represent certain employees in the circulation department.

New York Times Digital, New York Times Television, WQXR(FM) and the IHT also have unions representing their employees.

The Company cannot predict the timing or the outcome of the various negotiations described above.

ITEM 2. Properties.

The general character, location, terms of occupancy and approximate size of the Company’s principal plants and other materially important properties at December 29, 2002, are listed below.

General Character of Property	Approximate Area in Square Feet (Owned)	Approximate Area in Square Feet (Leased)
Newspaper Publishing
Printing plants, business and editorial offices, garages and warehouse space located in:
New York, N.Y.	714,000	97,800
Flushing, N.Y.	—	515,000	[1]
Edison, N.J.	—	1,300,000	[2]
Boston, Mass.	652,000	—
Billerica, Mass.	290,000	—
Other locations	1,696,600	417,600
New York Times Digital	—	102,800
Broadcasting
Business offices, studios and transmitters at various locations	325,350	30,400
Total	3,677,950	2,463,600

The Company plans to build a new headquarters, which will be located in New York City, in the Times Square area. The building will contain approximately 1.54 million gross square feet of space, of which 825,000 gross square feet will be occupied by the Company. On December 13, 2001, the Company announced the execution of a 99-year ground lease for the building site by the Company and the Forest City Ratner Companies Inc. (its development partner) with a New York State agency. The lease gives the Company the option to purchase the site after 29 years. The Company is targeting occupancy for 2006.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

1    The Company is leasing a 31-acre site in Flushing, N.Y., where its printing and distribution plant is located, and has the option to purchase the property at any time prior to the end of the lease in 2019.

2    The Edison production and distribution facility is occupied pursuant to a long-term lease with renewal and purchase options.

Executive Officers of the Registrant

Name	Age	Employed By Registrant Since		Recent Position(s) Held As Of February 21, 2003
Corporate Officers
Arthur Sulzberger, Jr.	51	1978		Chairman (since 1997) and Publisher of The Times (since 1992)
Russell T. Lewis	55	1966	[1]	President (since 1996) and Chief Executive Officer (since 1997); Chief Operating Officer (1996 to 1997); President and General Manager of The Times (1993 to 1996)
Michael Golden	53	1984		Vice Chairman and Senior Vice President (since 1997); Vice President, Operations Development (1996 to 1997)
Cynthia H. Augustine	45	1986	[2]

Senior Vice President, Human Resources (since 1998) and Broadcasting (since 2000); President, The New York Times Company Broadcast Group (since 2000); Partner in Sabin, Bermant and Gould LLP (1994 to 1998)

Leonard P. Forman	57	1974	[3]

Senior Vice President and Chief Financial Officer (since 2002); Senior Vice President (since 2001); President and Chief Executive Officer, The New York Times Company Magazine Group, Inc. (1998 to 2001); Senior Vice President, Corporate Development, New Ventures and Electronic Businesses (1996-1998)

Solomon B. Watson IV	58	1974		Senior Vice President (since 1996); Vice President (1990 to 1996); General Counsel (since 1989); and Secretary (2000 to 2002)
James C. Lessersohn	47	1987

Vice President, Finance and Corporate Development (since 2001); Vice President and Treasurer (1999 to 2001); Vice President, Corporate Planning (1997 to 1999); Managing Director, Corporate Planning (1994 to 1997)

Stuart Stoller	47	1996		Vice President and Corporate Controller (since 1996)
Michael G. Williams	46	1998

Vice President, Chief Information Officer (since 2000); Vice President, Chief Information Officer, The Times (since 1998); Vice President, Information Technology and Chief Technology Officer, The Seagram Spirits and Wine Group (1992 to 1998)

R. Anthony Benten	39	1989		Treasurer (since 2001); Assistant Treasurer (1997-2001); Director of Treasury (1997)

1   Mr. Lewis left the Company in 1973 and returned in 1977.

2   Ms. Augustine left the Company in 1993 and returned in 1998.

3   Mr. Forman left the Company in 1986 and returned in 1996.

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of February 21, 2003
Operating Unit Executives
P. Steven Ainsley	50	1982	President and Chief Operating Officer, Regional Newspaper Group (since 2003); Senior Vice President, Regional Newspaper Group (1999-2002); Publisher, The Santa Barbara News-Press (1993-1999)
Richard H. Gilman	52	1983	Publisher of The Globe (since 1999); Senior Vice President, Operations (1993 to 1998) and Circulation (1998 to 1999) of The Times
Martin A. Nisenholtz	47	1995	Chief Executive Officer, New York Times Digital (since 1999); President, The New York Times Electronic Media Company (1995 to 1999)
Janet L. Robinson	52	1983	Senior Vice President, Newspaper Operations (since 2001), and President and General Manager of The Times (since 1996); Senior Vice President, Advertising of The Times (1995-1996)

PART II

ITEM 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

The additional information required by this item appears at pages F-1 and F-51 of this Form 10-K.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
Stock Options	29,055,000	[1]	$39	11,358,000	[2]
ESPP	—			9,812,000	[3]
Stock Awards	133,000	[4]		1,715,000	[5]
Total	29,188,000			22,885,000
Equity compensation plans not approved by security holders	None		None	None

1   Includes shares of Class A Common Stock to be issued upon exercise of stock options granted under the 1991 Executive Stock Incentive Plan the “1991 Plan”) and the Non-Employee Directors’ Stock Option Plan.

2   Includes shares of Class A Common Stock available for future stock options to be granted under the 1991 Plan and the Non-Employee Directors’ Stock Option Plan.

3   Includes shares of Class A Common Stock available for future issuance under the Employee Stock Purchase Plan.

4   Includes shares of Class A Common Stock to be issued upon conversion of stock awards under the 1991 Plan.

5   Includes shares of Class A Common Stock available for stock awards under the 1991 Plan.

ITEM 6. Selected Financial Data.

The information required by this item appears at pages F-1 to F-2 of this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item appears at pages F-3 to F-21 of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.

The information required by this item appears at page F-21 of this Form 10-K.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this item appears at pages F-22 to F-48 and pages F-50 to F-51 of this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K, the information required by this item is incorporated by reference to the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal Number 1 - Election of Directors,” and “Interest of Directors in Certain Transactions of the Company,” but only up to and not including the section entitled “Board of Directors and Corporate Governance,” of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers,” but only up to and not including the section entitled “Performance Presentation,” of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders. See Item 5 of this Annual Report on Form 10-K for information concerning the Company’s equity compensation plans.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled “Voting On Matters Before The Annual Meeting,” “Principal Holders of Common Stock,” “Security Ownership of Management and Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “The 1997 Trust,” of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the sections entitled “Interest of Directors in Certain Transactions of the Company,” and “Compensation of Executive Officers,” but only up to and not including the section entitled “Performance Presentation,” of the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14. Controls and Procedures.

Russell T. Lewis, the Company’s Chief Executive Officer, and Leonard P. Forman, the Company’s Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 29, 2002. Based on such evaluation, each of Messrs. Lewis and Forman concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. No significant changes were made in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by Messrs. Lewis and Forman.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(A)   DOCUMENTS FILED AS PART OF THIS REPORT

(1)            Financial Statements and Supplemental Schedules

(a)           The Consolidated Financial Statements of the Company are filed as part of this Form 10-K and are set forth on pages F-22 to F-48. The report of Deloitte & Touche LLP, Independent Auditors, dated January  27, 2003, is set forth on page F-49 of this Form 10-K.

(b)          The following additional consolidated financial information is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements set forth on pages F-22 to F-48. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements on the aforementioned pages.

Page
Ratio of Earnings to Fixed Charges	Exhibit 12
Independent Auditors’ Consent	Exhibit 23
Consolidated Schedules for the Three Years Ended December 29, 2002:
II—Valuation and Qualifying Accounts	S-1

Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

(2)   Exhibits

(3.1)                                     Certificate of Incorporation as amended and restated to reflect amendments effective June 19, 1998 (filed as an Exhibit to the Company’s Form 10-Q dated August 11, 1998, and incorporated by reference herein).

(3.2)                                     By-laws as amended through December 20, 2001 (filed as an Exhibit to the Company’s Form 10-K, dated February 22, 2002 and incorporated by reference herein).

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

(10.1)                              The Company’s 1991 Executive Stock Incentive Plan, as amended through September 20, 2001 (filed as an Exhibit to the Company’s Form 10-Q dated November 8, 2001, and incorporated by reference herein).

(10.2)                              The Company’s 1991 Executive Cash Bonus Plan, as amended through May 23, 2000 (filed as an Exhibit to the Company’s Form 10-Q dated November 8, 2000, and incorporated by reference herein).

(10.3)                              The Company’s Non-Employee Directors’ Stock Option Plan, as amended through September 21, 2000 (filed as an Exhibit to the Company’s Form 10-Q dated November 8, 2000, and incorporated by reference herein).

(10.4)                              The Company’s Supplemental Executive Retirement Plan, as amended and restated through January 1, 1993 (filed as an Exhibit to the Company’s Form 10-K dated March 11, 1996, and incorporated by reference herein).

(10.5)                              Amendment No. 1, dated May 1, 1997, to the Company’s Supplemental Executive Retirement Plan (filed as an Exhibit to the Company’s Form 10-Q dated March 30, 1997, and incorporated by reference herein).

(10.6)                              Lease (short form) between the Company and Z Edison Limited Partnership, dated April 8, 1987 (filed as an Exhibit to the Company’s Form 10-K dated March 27, 1988, and incorporated by reference herein).

(10.6.1)                    Amendment to Lease between the Company and Z Edison Limited Partnership, dated May 14, 1997 (filed as an Exhibit to the Company’s Form 10-Q dated November 10, 1998, and incorporated by reference herein).

(10.6.2)                    Second Amendment to Lease between the Company and Z Edison Limited Partnership, dated June 30, 1998 (filed as an Exhibit to the Company’s Form 10-Q dated November 10, 1998, and incorporated by reference herein).

(10.7)                              Agreement of Lease, dated as of December 15, 1993, between The City of New York, Landlord, and the Company, Tenant (as successor to New York City Economic Development Corporation (the “EDC”), pursuant to an Assignment and Assumption of Lease With Consent, made as of December 15, 1993, between the EDC, as Assignor, to the Company, as Assignee) (filed as an Exhibit to the Company’s Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.8)                              Funding Agreement #1, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company’s Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.9)                              Funding Agreement #2, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company’s Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.10)                       Funding Agreement #3, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company’s Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.11)                       Funding Agreement #4, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company’s Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.12)                       New York City Public Utility Service Power Service Agreement, made as of May 3, 1993, between The City of New York, acting by and through its Public Utility Service, and The New York Times Newspaper Division of the Company (filed as an Exhibit to the Company’s Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.13)                       Globe Newspaper Company, Inc. Supplemental Executive Retirement Plan, as amended effective December 16, 1998 (filed as an Exhibit to the Company’s Form 10-K dated February 26, 1999, and incorporated by reference herein).

(10.14)                       The Company’s Deferred Executive Compensation Plan, as amended effective December 20, 2002 (filed as an Exhibit to the Company’s Form S-8 dated December 20, 2002, and incorporated by reference herein).

(10.15)                       The Company’s Non-Employee Directors Deferral Plan (filed as an Exhibit to the Company’s Form 10-Q dated November 12, 1997, and incorporated by reference herein).

(10.16)                       Distribution Agreement, dated as of September 17, 2002, by and among the Company, J.P. Morgan Securities Inc., Banc of America Securities LLC, and Banc One Markets, Inc. (filed as an Exhibit to the Company’s Form 8-K dated September 18, 2002, and incorporated by reference herein).

(10.17)                       Calculation Agent Agreement, dated as of September 17, 2002, by and between the Company and JPMorgan Chase Bank (filed as an Exhibit to the Company’s Form 8-K dated September 18, 2002, and incorporated by reference herein).

(10.18)                       Employment Agreement, dated as of September 1, 1999, between the Company and Martin Nisenholtz (filed as an Exhibit to the Company’s Form 10-K dated March 14, 2000, and incorporated by reference herein).

(10.19)                       Agreement of Lease, dated December 12, 2001, between the 42nd St. Development Project, Inc., as Landlord, and The New York Times Building LLC, as Tenant (filed as an Exhibit to the Company’s Form 10-K dated February 22, 2002, and incorporated by reference herein).

(12)                                        Ratio of Earnings to Fixed Charges.

(21)                                        Subsidiaries of the Company.

(23)                                        Consent of Deloitte & Touche LLP.

(99.1)          Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)          Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002.

(B)   REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 29, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2003

(Registrant)
The New York Times Company
By:	/s/ Rhonda L. Brauer
Rhonda L. Brauer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Arthur Sulzberger, Jr.	Chairman, Director	February 24, 2003
Russell T. Lewis	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2003
Michael Golden	Vice Chairman, Senior Vice President and Director	February 24, 2003
John F. Akers	Director	February 24, 2003
Brenda C. Barnes	Director	February 24, 2003
Raul E. Cesan	Director	February 24, 2003
Jacqueline H. Dryfoos	Director	February 24, 2003
Leonard P. Forman	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2003
William E. Kennard	Director	February 24, 2003
David E. Liddle	Director	February 24, 2003
Ellen R. Marram	Director	February 24, 2003
Henry B. Schacht	Director	February 24, 2003
Donald M. Stewart	Director	February 24, 2003
Stuart Stoller	Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2003
Cathy J. Sulzberger	Director	February 24, 2003

Form of Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Russell T. Lewis, certify that:

1.                 I have reviewed this annual report on Form 10-K of The New York Times Company;

2.                 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                 The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                 The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                 The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 24, 2003

/s/ Russell T. Lewis
Russell T. Lewis
Chief Executive Officer

Form of Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Leonard P. Forman, certify that:

1.                 I have reviewed this annual report on Form 10-K of The New York Times Company;

2.                 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                 The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)               evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                 The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a)                all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                 The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 24, 2003

/s/ Leonard P. Forman
Leonard P. Forman
Chief Financial Officer

THE NEW YORK TIMES COMPANY

2002 FINANCIAL REPORT

SELECTED FINANCIAL DATA

	Years Ended
(In thousands, except per share and employee data)	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999	December 27, 1998
REVENUES AND INCOME
Revenues	$3,079,007	$3,015,958	$3,374,017	$3,046,190	$2,841,491
Operating profit	544,868	374,403	616,579	552,630	493,137
Income from continuing operations before income taxes	491,387	339,854	653,744	519,812	475,437
Income from continuing operations	299,747	202,222	386,240	299,433	269,573
Discontinued operations, net of income taxes – Magazine Group	—	242,450	11,296	10,744	17,057
Extraordinary item, net of income taxes – debt extinguishment	—	—	—	—	(7,716)
Net income	299,747	444,672	397,536	310,177	278,914
FINANCIAL POSITION
Property, plant and equipment - net	$1,197,368	$1,166,863	$1,207,160	$1,218,396	$1,326,196
Total assets	3,633,842	3,438,684	3,606,679	3,495,802	3,465,109
Long-term debt and capital lease obligations	728,789	598,703	636,866	598,327	597,818
Common stockholders’ equity	1,269,307	1,149,653	1,281,163	1,448,658	1,531,470
PER SHARE OF COMMON STOCK
Basic earnings per share
Income from continuing operations	$1.98	$1.29	$2.30	$1.71	$1.43
Discontinued operations, net of income taxes – Magazine Group	—	1.54	.07	.06	.09
Extraordinary item, net of income taxes – debt extinguishment	—	—	—	—	(.04)
Net income	$1.98	$2.83	$2.37	$1.77	$1.48
Diluted earnings per share
Income from continuing operations	$1.94	$1.26	$2.25	$1.67	$1.40
Discontinued operations, net of income taxes – Magazine Group	—	1.52	.07	.06	.09
Extraordinary item, net of income taxes – debt extinguishment	—	—	—	—	(.04)
Net income	$1.94	$2.78	$2.32	$1.73	$1.45
Dividends per share	$.53	$.49	$.45	$.41	$.37
Common stockholders’ equity per share	$8.20	$7.18	$7.47	$8.08	$7.94
KEY RATIOS
Operating profit to revenues	18%	12%	18%	18%	17%
Return on average common stockholders’ equity	25%	37%	29%	21%	17%
Return on average total assets	8%	13%	11%	9%	8%
Long-term debt and capital lease obligations to total capitalization	36%	34%	33%	29%	28%
Current assets to current liabilities	.77	.66	.70	.92	.83
FULL-TIME EQUIVALENT EMPLOYEES	12,150	12,050	14,000	13,400	13,200

•   The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements included in this Form 10-K.

•   See page F-2 for certain items included in Selected Financial Data. All earnings per share amounts for the items on page F-2 are on a diluted basis.

•   For comparability, certain prior year amounts have been reclassed to conform with the 2002 presentation.

•   All fiscal years presented above comprise 52 weeks except fiscal year 2000 which comprises 53 weeks.

Included in the Selected Financial Data are the items below.

2002

The items below amount to a net $7.6 million pre-tax charge ($4.7 million after tax, or $.03 per share).

♦  a $12.6 million pre-tax charge ($7.7 million after tax, or $.05 per share) for work force reduction expenses (“Buyouts”) (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

♦  $5.0 million in income on a pre-tax basis ($3.0 million after tax, or $.02 per share) related to a $25.0 million non-compete agreement (the “non-compete agreement”) entered into in connection with the sale of the Santa Barbara News–Press in 2000. The total amount of the non-compete agreement is recognized as income on a straight-line basis over the life of the agreement (see Note 3 of the Notes to the Consolidated Financial Statements).

2001

The items below amount to a net $283.8 million in income on a pre-tax basis ($153.5 million after tax, or $.96 per share).

♦  a $412.0 million pre-tax gain ($241.3 million after tax, or $1.51 per share) resulting from the sale of Golf Digest, Golf Digest Woman, Golf World and Golf World Business (“Magazine Group”) (see Note 3 of the Notes to the Consolidated Financial Statements).

♦  a $90.4 million pre-tax charge ($53.8 million after tax, or $.34 per share) for Buyouts (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

♦  $5.0 million in income on a pre-tax basis ($2.9 million after tax, or $.02 per share) related to the non-compete agreement (see Note 3 of the Notes to the Consolidated Financial Statements).

♦  $42.8 million in amortization expense ($36.9 million after tax, or $.23 per share) which would not have been expensed if Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets, had been adopted at the beginning of 2001 (see Note 2 of the Notes to the Consolidated Financial Statements).

2000

The items below amount to a net $10.1 million in income on a pre-tax basis (a charge of $3.2 million after tax, or $.01 per share).

♦  an $85.3 million pre-tax net gain ($61.1 million after tax, or $.36 per share). This resulted from a gain of $132.1 million ($91.6 million after tax) in connection with the sale of seven newspapers and nine telephone directory operations as well as the amortization of income related to the non-compete agreement, partially offset by a disposition loss and write-downs for certain of the Company’s equity investments in online ventures in the aggregate amount of $46.8 million ($30.5 million after tax) (see Note 3 of the Notes to the Consolidated Financial Statements).

♦  a $22.7 million pre-tax noncash charge ($20.4 million after tax, or $.12 per share) for a write-down of intangible assets related to an acquisition made in 1999. This charge is included in amortization expense.

♦  a $5.3 million pre-tax charge ($3.1 million after tax, or $.02 per share) for Buyouts (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

♦  $47.2 million in amortization expense ($40.8 million after tax, or $.23 per share) which would not have been expensed if FAS 142 had been adopted at the beginning of 2000 (see Note 2 of the Notes to the Consolidated Financial Statements).

1999

The items below amount to a net $54.8 million pre-tax charge ($43.8 million after tax, or $.24 per share).

♦  a $15.5 million pre-tax charge ($8.9 million after tax, or $.05 per share) for Buyouts, principally at The Boston Globe.

♦  $39.3 million in amortization expense ($34.9 million after tax, or $.19 per share) which would not have been expensed if FAS 142 had been adopted at the beginning of 1999.

1998

The items below amount to a net $38.1 million pre-tax charge ($33.5 million after tax, or $.18 per share).

♦  a $4.6 million pre-tax gain ($2.6 million after tax, or $.01 per share) from the sale of equipment.

♦  a $13.7 million pre-tax extraordinary charge ($7.7 million after tax, or $.04 per share) in connection with the repurchase of $78.1 million from a total of $150.0 million, 8.25% notes due in 2025.

♦  an $8.0 million pre-tax gain ($4.5 million after tax, or $.02 per share) from the satisfaction of a post-closing requirement related to the sale of assets of the Company’s tennis, sailing and ski magazines in 1997.

♦  $5.8 million in pre-tax income ($3.3 million after tax, or $.02 per share) related to a non-compete agreement entered into as part of the divestiture of the Company’s Women’s Magazine Division in 1994.

♦  a $5.4 million pre-tax charge ($3.1 million after tax, or $.02 per share) for Buyouts.

♦  $37.4 million in amortization expense ($33.1 million after tax, or $.17 per share) which would not have been expensed if FAS 142 had been adopted at the beginning of 1998.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

In 2002 newspapers contributed 93% of the Company’s $3.1 billion in revenues, while broadcasting accounted for 5% and New York Times Digital (“NYTD”), the Company’s digital and business information division, accounted for the remainder.

Advertising revenues were 67% and circulation revenues were 27% of the Company’s total revenues in 2002. Newspaper distribution operations and news services made up most of the balance.

Newsprint is the major component of the Company’s cost of raw materials. Average newsprint market prices in 2002 decreased from 2001. The Company expects newsprint prices to be higher in 2003 than 2002 given the extraordinarily low price for newsprint in 2002.

Below are charts of the Company’s consolidated costs and expenses for the three years ended December 29, 2002.

Components of Consolidated Costs and Expenses

Consolidated Costs and Expenses as a Percentage of Revenues

*In 2001 wages and benefits as a percentage of revenues increased compared with 2000 primarily due to lower total revenue resulting from a decline in advertising revenue as well as an increase in work force reductions (“Buyouts”).

Adoption of FAS 142

At the beginning of the Company’s 2002 fiscal year, the Company adopted Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets. FAS 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. FAS 142 requires an initial impairment test of goodwill and certain other intangibles to be completed in the year of adoption. An annual impairment test is required in the year of adoption and in the future. The Company completed its initial impairment tests in the first quarter of 2002 and its annual impairment tests in the fourth quarter of 2002, neither of which resulted in the recognition of an impairment of goodwill or other intangibles.  The provisions of FAS 142 are effective for periods after adoption and retroactive application is not permitted.  Therefore, the historical results of periods prior to 2002 in the Company’s Consolidated Statements of Income do not reflect the effect of FAS 142 and, accordingly, the fiscal year 2001 includes amortization expense of $42.4 million in “Selling, general and administrative (‘SGA’) expenses” and $0.4 million in “Net (loss)/income from joint ventures” ($36.9 million after tax, or $.23 per share, collectively).  The fiscal year 2000 includes amortization expense of $46.8 million in SGA expenses and $0.4 million in “Net (loss)/income from joint ventures” ($40.8 million after tax, or $.23 per share, collectively).

GAAP and Non-GAAP Financial Measures

GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. All references in this MD&A to “adjusted” financial measures and EBITDA (operating profit and net (loss)/income from joint ventures before depreciation and amortization) are to non-GAAP financial measures. Management believes that the use of non-GAAP financial measures enables management and investors to evaluate, and compare from period to period, the Company’s results from ongoing operations in a more meaningful and consistent manner. Reconciliations of GAAP to non–GAAP financial measures are included on pages F–17 and F-18.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The Company’s consolidated financial results for the three years ended December 29, 2002, were as follows:

(In millions, except per share data)				% Change
	2002	2001	2000	02-01	01-00
Revenues	$3,079.0	$3,016.0	$3,374.0	2.1	(10.6)
Operating profit	$544.9	$374.4	$616.6	45.5	(39.3)
Net income	$299.7	$444.7	$397.5	(32.6)	11.9
Diluted earnings per share	$1.94	$2.78	$2.32	(30.2)	19.8

All references to earnings per share in this MD&A are to diluted earnings per share unless otherwise noted.

Fiscal years 2002 and 2001 each comprises 52 weeks and fiscal year 2000 comprises 53 weeks. The impact of the 53rd week (the “additional week”) in the Company’s 2000 fiscal year was revenues of $40.2 million, operating profit of $7.1 million, net income of $3.3 million and earnings per share of $.02.

GAAP financial measures in the table above include the following items. All “adjusted” financial measures discussed in this MD&A exclude these items.

2002

The items below amount to a net $7.6 million pre-tax charge ($4.7 million after tax, or $.03 per share).

♦     a $12.6 million pre-tax charge ($7.7 million after tax, or $.05 per share) for Buyouts (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

♦     $5.0 million in income on a pre-tax basis ($3.0 million after tax, $.02 per share) related to a $25.0 million non-compete agreement (the “non-compete agreement”) entered into in connection with the sale of the Santa Barbara News-Press in 2000. The total amount of the non-compete agreement is recognized as income on a straight-line basis over the life of the agreement (see Note 3 of the Notes to the Consolidated Financial Statements).

2001

The items below amount to a net $283.8 million in income on a pre-tax basis ($153.5 million after tax, or $.96 per share).

♦     a $412.0 million pre-tax gain ($241.3 million after tax, or $1.51 per share) resulting from the sale of Golf Digest, Golf Digest Woman, Golf World and Golf World Business (“Magazine Group”) (see Note 3 of the Notes to the Consolidated Financial Statements).

♦     a $90.4 million pre-tax charge ($53.8 million after tax, or $.34 per share) for Buyouts (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

♦     $5.0 million in income on a pre-tax basis ($2.9 million after tax, or $.02 per share) related to the non-compete agreement (see Note 3 of the Notes to the Consolidated Financial Statements).

♦     $42.8 million in amortization expense ($36.9 million after tax, or $.23 per share) which would not have been expensed if FAS 142 had been adopted at the beginning of 2001 (see Note 2 of the Notes to the Consolidated Financial Statements).

2000

The items below amount to a net $10.1 million in income on a pre-tax basis (a charge of $3.2 million after tax, or $.01 per share).

♦     an $85.3 million pre-tax net gain ($61.1 million after tax, or $.36 per share). This resulted from a gain of $132.1 million ($91.6 million after tax) in connection with the sale of seven newspapers and nine telephone directory operations (“divested Regionals”) as well as the amortization of income related to the non-compete agreement, partially offset by a disposition loss and write-downs for certain of the Company’s equity investments in online ventures in the aggregate amount of $46.8 million ($30.5 million after tax) (see Note 3 of the Notes to the Consolidated Financial Statements).

♦     a $22.7 million pre-tax noncash charge ($20.4 million after tax, or $.12 per share) for a write-down of intangible assets related to an acquisition made in 1999. This charge is included in amortization expense.

♦     a $5.3 million pre-tax charge ($3.1 million after tax, or $.02 per share) for Buyouts (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

♦     $47.2 million in amortization expense ($40.8 million after tax, or $.23 per share) which would not have been expensed if FAS 142 had been adopted at the beginning of 2000 (see Note 2 of the Notes to the Consolidated Financial Statements).

2002 Compared with 2001

Revenues were $3.1 billion in 2002, up 2.1% from $3.0 billion in 2001. Advertising revenues remained flat and circulation revenues increased 8.6% in 2002 compared with 2001.  Circulation revenues were higher primarily due to price increases at The New York Times (“The Times”) and The Boston Globe (the “Globe”).

Operating profit in 2002 increased 45.5% to $544.9 million from $374.4 million in 2001. Operating profit in 2002, as adjusted, increased 9.9% to $557.5 million from $507.2 million in 2001.

Net income in 2002 decreased 32.6% to $299.7 million from $444.7 million in 2001. Net income in 2002, as adjusted, increased 4.5% to $304.4 million from $291.2 million in 2001.

The increase in operating profit and net income, as adjusted, primarily resulted from higher circulation revenues and a decrease in newsprint expense, partially offset by an increase in other costs and expenses.

2001 Compared with 2000

Revenues were $3.0 billion in 2001, down 10.6% from $3.4 billion in 2000.  Excluding revenues from the divested Regionals and the effect of the additional week, total revenues for the Company decreased 8.4%, advertising revenues decreased 13.7% and circulation revenues increased 6.2% in 2001 compared with 2000.  Advertising revenues decreased in most categories resulting from a decline in the U.S. economy and circulation revenues increased due to price increases at The Times and the Globe.

Operating profit in 2001 decreased 39.3% to $374.4 million from $616.6 million in 2000. Operating profit in 2001, as adjusted, declined 26.5% to $507.2 million from $690.5 million in 2000.

Net income in 2001 increased 11.9% to $444.7 million from $397.5 million in 2000. Net income in 2001, as adjusted, declined 27.3% to $291.2 million from $400.7 million in 2000.

The decrease in operating profit and net income, as adjusted, was primarily due to lower advertising revenues, partially offset by an increase in circulation revenues and a decrease in total costs and expenses.

EBITDA

The Company’s consolidated EBITDA for 2002, 2001 and 2000 were $685.2, $576.1 and $859.2 million. EBITDA increased 18.9% in 2002 compared with 2001, primarily due to higher circulation revenues and lower costs and expenses. EBITDA decreased 33.0% in 2001 compared with 2000, primarily due to lower advertising revenues, partially offset by lower costs and expenses.

The Company redefined its calculation of EBITDA in 2002 to exclude non-operating items, such as gains and losses on the disposal of assets and the results of discontinued operations. EBITDA for all periods has been restated to conform with the 2002 presentation. The Company believes that EBITDA is a useful measure of evaluating the operating performance of its segments. The EBITDA presented may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined under GAAP.

Operating Expenses

Consolidated operating expenses for the three years ended December 29, 2002, were as follows:

				% Change
(In millions)	2002	2001	2000	02-01	01-00
Production costs: Raw materials	$262.3	$321.2	$350.4	(18.3)	(8.3)
Wages and benefits	619.7	594.2	622.6	4.3	(4.6)
Other	470.6	477.7	488.2	(1.5)	(2.2)
Total production costs	1,352.6	1,393.1	1,461.2	(2.9)	(4.7)
Selling, general and administrative expenses	1,181.5	1,248.5	1,296.2	(5.4)	(3.7)
Total	$2,534.1	$2,641.6	$2,757.4	(4.1)	(4.2)

Production costs for 2002 decreased 2.9% compared with 2001, primarily due to lower newsprint expense, partially offset by an increase in compensation and benefits costs. In 2002 the Company’s newsprint expense decreased 19.9% compared with 2001. This resulted from a decrease in the average cost per ton of newsprint of 18.2% and a decrease in consumption of 1.7%.

SGA expenses decreased 5.4% in 2002 compared with 2001.  As adjusted, SGA expenses increased 4.8% to $1.2 billion in 2002 from $1.1 billion in 2001, primarily due to higher bonus accruals linked to improved performance.

Production costs for 2001 decreased 4.7% compared with 2000, primarily due to lower newsprint expense and compensation and benefits costs. In 2001 the Company’s newsprint expense decreased 7.4% compared with 2000. This resulted from an increase in the average cost per ton of newsprint of 5.2%, which was more than offset by a decrease in consumption of 12.6%. The decrease in consumption in 2001 was primarily due to lower advertising volume and web-width reductions, which decrease the size of a printed sheet, at nine of the Company’s newspapers as compared with two newspapers in 2000.

SGA expenses decreased 3.7% to $1.2 billion in 2001 from $1.3 billion in 2000.  As adjusted, SGA expenses decreased 8.7% to $1.1 billion in 2001 from $1.2 billion in 2000.  The lower level of SGA expenses was principally due to lower compensation and promotion costs.

Joint Ventures

In April 2002 the Company and Discovery Communications, Inc. (“DCI”) formed a joint venture in Discovery Civilization Channel (to be renamed Discovery Times Channel in the first quarter of 2003, “DTC”), a digital cable television channel.  The Company invested approximately $100 million for a 50% interest in DTC.  The operations of DTC are managed by DCI.

In February 2002 New England Sports Ventures, LLC (“NESV”), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network).  The Company invested approximately $75 million for an interest of approximately 17% in NESV.

The Company’s investments in DTC and NESV are accounted for under the equity method, and are recorded in “Investments in Joint Ventures” in the Company’s Consolidated Balance Sheets.  The Company’s proportionate shares of the operating results of DTC and NESV are recorded in “Net (loss)/income from joint ventures” in the Company’s Consolidated Statements of Income and in “Investments in Joint Ventures” in the Company’s Consolidated Balance Sheets.

The Company recorded a loss from joint ventures (see Note 5 of the Notes to the Consolidated Financial Statements) of $13.0 million in 2002 compared with income from joint ventures of $7.7 million in 2001 and $15.9 million in 2000.

The loss in 2002 compared with income in 2001 resulted from losses at both DTC and NESV, primarily related to non-cash amortization expense in connection with the allocation of the purchase price among the net assets acquired, as well as lower operating results at the International Herald Tribune (the “IHT”) and the paper mills in which the Company has an equity investment. See Note 18 of the Notes to the Consolidated Financial Statements for information regarding the Company’s purchase of the remaining 50% of the IHT.

The decrease in 2001 compared with 2000 was primarily due to lower operating results at the paper mills in which the Company has an equity investment. In 2001 one of the paper mills shut down its paper machine for an equipment modernization program.

Interest Expense, Net

Interest expense, net decreased to $45.4 million in 2002 from $47.2 million in 2001. The decrease was principally due to reduced interest rates on floating rate borrowings, partially offset by higher levels of debt outstanding. In 2001 interest expense, net decreased to $47.2 million from $64.1 million in 2000. The decrease was principally due to lower levels of debt outstanding and reduced interest rates on floating rate borrowings.

Interest expense, net included interest income of $3.3 million in 2002, $4.2 million in 2001 and $4.5 million in 2000 and capitalized interest of $1.7 million in 2002, $0.5 million in 2001 and none in 2000.

Taxes

The Company’s annual effective income tax rates were 39.0% in 2002, 40.5% in 2001 and 40.9% in 2000.  The Company’s annual effective income tax rates, as adjusted, were 39.0% in 2002, 37.5% in 2001 and 39.5% in 2000.

Discontinued Operations

In April 2001 the Company sold its golf properties, which included the Magazine Group and GolfDigest.com, for $435.0 million. The Company recorded a gain from the sale of $412.0 million ($241.3 million after tax, or $1.51 per share) in 2001.

The results of operations of the Magazine Group are reported as discontinued operations for all periods presented. Diluted earnings per share from discontinued operations of the Magazine Group were $1.52 in 2001 and $.07 in 2000. Revenues and operating profit for the Magazine Group were as follows:

			% Change
(In millions)	2001	2000	01-00
Revenues	$26.5	$115.4	(77.0)
Operating Profit	$2.0	$19.3	(89.6)

Earnings per Share

Diluted earnings per share as reported in the Company’s Consolidated Statements of Income were $1.94 in 2002, $2.78 in 2001 and $2.32 in 2000.

Included in diluted earnings per share were certain items (see page F-4) which resulted in a decrease of $.03 per share in 2002, an increase of $.96 per share in 2001 and a decrease of $.01 per share in 2000.

Diluted earnings per share, excluding these items, increased 8.2% in 2002 compared with 2001 and decreased 21.9% in 2001 compared with 2000. The increase in 2002 compared with 2001 was primarily due to higher circulation revenues and a decrease in newsprint expense, partially offset by an increase in other costs and expenses. The decrease in 2001 compared with 2000 was primarily due to lower advertising revenues, partially offset by an increase in circulation revenues and a decrease in total costs and expenses.

The effect of Company share repurchases on diluted earnings per share was an increase in earnings per share of $.02 in 2002, $.12 in 2001 and $.09 in 2000 (see Note 15 of the Notes to the Consolidated Financial Statements).

The average number of diluted Class A and Class B common shares outstanding was 154.8 million in 2002, 160.1 million in 2001 and 171.6 million in 2000.

OPERATING SEGMENT INFORMATION

Revenues, Operating Profit and EBITDA

Consolidated revenues, operating profit and EBITDA for the three years ended December 29, 2002, by business segment, were as follows:

				% Change
(In millions)	2002	2001	2000	02-01	01-00
Revenues:
Newspapers	$2,864.1	$2,826.1	$3,160.2	1.3	(10.6)
Broadcast	155.8	140.9	160.3	10.6	(12.1)
New York Times Digital	71.8	60.3	66.6	19.0	(9.4)
Intersegment eliminations(A)	(12.7)	(11.3)	(13.1)	(11.5)	13.0
Total revenues	$3,079.0	$3,016.0	$3,374.0	2.1	(10.6)
Operating Profit (Loss):
Newspapers	$531.6	$389.0	$677.6	36.7	(42.6)
Broadcast	49.0	35.2	48.8	39.1	(27.9)
New York Times Digital	8.3	(7.3)	(70.0)	*	89.5
Unallocated corporate expenses	(44.0)	(42.5)	(39.8)	(3.6)	(6.5)
Total operating profit	$544.9	$374.4	$616.6	45.5	(39.3)
EBITDA:
Newspapers	$659.5	$550.3	$842.6	19.8	(34.7)
Broadcast	57.1	51.3	65.6	11.4	(21.8)
New York Times Digital	15.6	0.1	(36.7)	*	*
Unallocated corporate expenses	(34.0)	(33.6)	(28.6)	(1.5)	(17.4)
Net (loss)/income from joint ventures	(13.0)	8.0	16.3	*	(50.8)
Total EBITDA	$685.2	$576.1	$859.2	18.9	(33.0)

*Represents percentages greater than or equal to 100%.

(A)  Intersegment eliminations primarily include license fees between NYTD and other segments.

Newspaper Group

The Newspaper Group includes The Times, the New England Newspaper Group, which includes the Globe and the Worcester Telegram & Gazette (the “T&G”), 15 other newspapers (“Regional Newspapers”), a newspaper distributor, and various other news-related services.

				% Change
(In millions)	2002	2001	2000	02-01	01-00
Revenues	$2,864.1	$2,826.1	$3,160.2	1.3	(10.6)
Operating Profit	$531.6	$389.0	$677.6	36.7	(42.6)
EBITDA	$659.5	$550.3	$842.6	19.8	(34.7)

Revenues increased to $2.9 billion in 2002, up 1.3% from $2.8 billion in 2001. Advertising revenues decreased 1.0% and circulation revenues increased 8.6% in 2002 compared with 2001. Advertising revenues decreased primarily due to lower volume and circulation revenues were higher due to price increases at The Times and the Globe.

The Newspaper Group’s operating profit in 2002 increased 36.7% to $531.6 million compared with $389.0 million in 2001. As adjusted, operating profit increased 6.7% to $544.1 million in 2002 compared with $509.9 million in 2001. The increase was mainly related to higher circulation revenues, partially offset by a decrease in advertising revenues and an increase in total costs and expenses.

Revenues declined to $2.8 billion in 2001, down 10.6% from $3.2 billion in 2000. Excluding revenues from the divested Regionals and the effect of the additional week, total Newspaper Group revenues decreased 8.2% compared with 2000. The decrease was due to lower advertising revenues across the entire group principally attributable to a slowing U.S. economy. The decrease in advertising revenues was partially offset by higher circulation revenues due to price increases at The Times and the Globe.

The Newspaper Group’s operating profit in 2001 declined 42.6% to $389.0 million compared with $677.6 million in 2000. As adjusted, operating profit declined 28.6% to $509.9 million in 2001 compared with $713.7 million in 2000. The decrease was mainly related to lower advertising revenue, partly offset by a decrease in total costs and expenses as well as an increase in circulation revenue.

Advertising, circulation and other revenue for the three years ended December 29, 2002, by division of the Newspaper Group, were as follows:

				% Change
(In millions)	2002	2001	2000	02-01	01-00
The New York Times
Advertising	$1,086.7	$1,098.5	$1,306.2	(1.1)	(15.9)
Circulation	564.2	508.2	476.6	11.0	6.6
Other	139.7	151.7	144.6	(7.9)	4.9
Total	$1,790.6	$1,758.4	$1,927.4	1.8	(8.8)
New England Newspaper Group
Advertising	$441.2	$451.3	$552.3	(2.2)	(18.3)
Circulation	173.1	162.1	159.4	6.8	1.7
Other	30.6	27.5	35.2	11.1	(21.9)
Total	$644.9	$640.9	$746.9	0.6	(14.2)
Regional Newspapers
Advertising	$326.6	$323.8	$368.6	0.9	(12.1)
Circulation	87.9	89.4	101.2	(1.7)	(11.7)
Other	14.1	13.6	16.1	4.2	(15.9)
Total	$428.6	$426.8	$485.9	0.4	(12.2)
Total Newspaper Group
Advertising	$1,854.5	$1,873.6	$2,227.1	(1.0)	(15.9)
Circulation	825.2	759.7	737.2	8.6	3.1
Other	184.4	192.8	195.9	(4.4)	(1.6)
Total	$2,864.1	$2,826.1	$3,160.2	1.3	(10.6)

The percentage change (2001 vs. 2000) excluding the divested Regionals were as follows:

	% Change
	Regional Newspapers	Total Newspaper Group
Advertising	(4.0)	(14.7)
Circulation	(3.1)	4.3
Other	(4.5)	(0.6)
Total	(3.8)	(9.4)

Advertising volume for The Times, the New England Newspaper Group and the Regional Newspapers was as follows:

(Inches in thousands, preprints in thousands of copies)				% Change
	2002	2001	2000	02-01	01-00
The New York Times
Retail	434.4	475.0	574.0	(8.5)	(17.2)
National	1,346.3	1,370.2	1,691.6	(1.7)	(19.0)
Classified	692.1	781.2	964.6	(11.4)	(19.0)
Zoned	869.4	939.5	1,033.4	(7.5)	(9.1)
Total	3,342.2	3,565.9	4,263.6	(6.3)	(16.4)
Preprints	545,723	489,660	459,311	11.4	6.6
New England Newspaper Group
Retail	859.7	865.0	966.8	(0.6)	(10.5)
National	784.6	762.5	879.8	2.9	(13.3)
Classified	1,593.1	1,641.7	1,908.5	(3.0)	(14.0)
Zoned	1,117.8	880.6	795.9	26.9	10.6
Total	4,355.2	4,149.8	4,551.0	5.0	(8.8)
Preprints	1,033,347	957,564	1,032,437	7.9	(7.3)
Regional Newspapers
Retail	5,701.4	5,721.3	7,099.8	(0.3)	(19.4)
National	245.0	223.4	290.8	9.7	(23.2)
Classified	7,189.7	6,909.2	8,046.7	4.1	(14.1)
Legal	414.4	362.2	511.4	14.4	(29.2)
Total	13,550.5	13,216.1	15,948.7	2.5	(17.1)
Preprints	1,148,709	1,056,784	1,149,955	8.7	(8.1)

The percentage change (2001 vs. 2000) in advertising volume for the Regional Newspapers, excluding the divested Regionals, was a decrease of 4.2% (4.6% for retail, 4.6% for national, 3.5% for classified, 10.0% for legal), and 2.3% for preprints.

Average net paid circulation for The Times, the New England Newspaper Group and the Regional Newspapers is provided below. Average net paid circulation is provided following the guidelines of the Audit Bureau of Circulations, an independent agency that audits the circulation of most U.S. newspapers and magazines.

	Weekday/Daily		Sunday
(Copies in thousands)	2002	% Change vs. 2001	2002	% Change vs. 2001
The New York Times	1,131.4	(1.1)	1,682.1	(0.8)
New England Newspaper Group	569.3	(1.3)	821.7	(0.9)
Regional Newspapers	614.4	(2.2)	676.3	(1.8)

	Weekday/Daily		Sunday
(Copies in thousands)	2001	% Change vs. 2000	2001	% Change vs. 2000
The New York Times	1,143.7	1.3	1,695.9	—
New England Newspaper Group	577.0	0.5	828.8	(2.3)
Regional Newspapers	628.1	(10.1)	688.5	(8.3)

The decrease in weekday/daily and Sunday copies sold by The Times in 2002 compared with 2001 was primarily due to the comparison with the extraordinary sales in 2001 as a result of 9/11 and related coverage. The increase in weekday/daily copies sold by The Times in 2001 compared with 2000 was primarily due to 9/11 and related coverage, partially offset by the effects of a price increase.

The decrease in weekday/daily copies sold by the New England Newspaper Group in 2002 compared with 2001 was primarily due to the effect of a price increase at the Globe in 2002. The decrease in Sunday copies sold by the New England Newspaper Group in 2002 compared with 2001 and in 2001 compared with 2000 was primarily due to the elimination, in June 2001, of the Sunday Globe edition delivered on Saturdays.

Excluding the divested Regionals, average net paid circulation for the Regional Newspapers decreased 2.4% for weekday/daily copies and 2.5% for Sunday copies in 2001 compared with 2000. The decrease in weekday/daily and Sunday copies sold by the Regional Newspapers in 2002 compared with 2001 and in 2001 compared with 2000 was primarily due to a decline in the economy as well as the effect of improving the quality of its subscription customers.

The Times continues to improve retail availability across the nation by increasing the number of markets it serves and by adding to the number of outlets where the paper is offered. Additionally, The Times has expanded its national home-delivery availability while improving the quality and levels of its home-delivery circulation base. All of the Company’s newspapers are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones.

Broadcast Group

The Broadcast Group consists of eight network-affiliated television stations and two radio stations.

				% Change
(In millions)	2002	2001	2000	02-01	01-00
Revenues	$155.8	$140.9	$160.3	10.6	(12.1)
Operating Profit	$49.0	$35.2	$48.8	39.1	(27.9)
EBITDA	$57.1	$51.3	$65.6	11.4	(21.8)

In 2002 revenues at the Broadcast Group increased 10.6% to $155.8 million from $140.9 million in 2001, primarily resulting from higher political advertising.

Operating profit increased 39.1% to $49.0 million from $35.2 million in 2001. As adjusted, operating profit increased 13.0% in 2002 to $49.0 million compared with

$43.4 million in 2001, primarily due to higher advertising revenues.

In 2001 revenues at the Broadcast Group declined 12.1% to $140.9 million from $160.3 million in 2000, primarily due to lower levels of advertising revenue due to a slowing U.S. economy. Additionally, in 2000 the Broadcast Group benefited from advertising revenues associated with the presidential elections and the Olympics as well as a stronger economy.

Operating profit declined 27.9% to $35.2 million from $48.8 million in 2000. As adjusted, operating profit declined 24.9% in 2001 to $43.4 million compared with $57.7 million in 2000, primarily as a result of a decrease in advertising revenues.

New York Times Digital

NYTD consists of NYTimes.com, Boston.com and Digital Archive Distribution (“DAD”), which licenses archive databases of The Times and the Globe to electronic information providers.

				% Change
(In millions)	2002	2001	2000	02-01	01-00
Revenues	$71.8	$60.3	$66.6	19.0	(9.4)
Operating Profit	$8.3	$(7.3)	$(70.0)	*	89.5
EBITDA	$15.6	$0.1	$(36.7)	*	*

*Represents percentages greater than or equal to 100%.

Advertising revenues accounted for approximately 68% and other revenues, primarily DAD, accounted for the remainder of NYTD’s total revenues in 2002.

NYTD revenues in 2002 were $71.8 million, up 19.0% from $60.3 million in 2001. Revenues were higher due to an increase in advertising, particularly in the retail, travel, technology and finance categories. In addition, both help-wanted and real estate classified advertising increased in 2002.

NYTD had an operating profit in 2002 of $8.3 million compared with an operating loss of $7.3 million in 2001. NYTD had an operating profit, as adjusted, of $8.3 million in 2002 compared with an operating loss of $6.6 million in 2001. The improvement was primarily due to increased advertising revenues in 2002 compared with 2001.

NYTD revenues for 2001 were $60.3 million, down 9.4% from $66.6 million in 2000. Revenues declined mainly due to lower advertising, particularly in the dot-com, telecommunication, finance and technology sectors, partially offset by an increase in classified advertising revenue. The increase in classified advertising revenue resulted from an increase in the real estate and auto categories, partially offset by a decline in the help-wanted category.

Operating losses in 2001 decreased to $7.3 million from $70.0 million in 2000. As adjusted, operating losses in 2001 decreased to $6.6 million from $42.1 million in 2000. The lower operating losses were mainly from cost reduction efforts including decreased staffing and promotion costs.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $273.3 million in 2002 compared with $471.2 million in 2001 and $589.9 million in 2000. The 2002 decrease compared with 2001 was primarily due to a higher payment of income taxes made on January 15, 2002 (see Note 9 of the Notes to the Consolidated Financial Statements), and the Company’s contributions to its pension plans, partially offset by an increase in income from operations. The 2001 decrease compared with 2000 was primarily due to lower earnings resulting from lower advertising revenues.

The Company had net cash used in investing activities of $360.9 million in 2002, net cash provided by investing activities of $337.4 million in 2001, and net cash used in investing activities of $195.0 million in 2000. In 2002 net cash used in investing activities was primarily due to the Company’s investments in DTC and NESV, as well as capital spending. In 2001 net cash provided by investing activities was primarily due to the proceeds from the sale of the Magazine Group and GolfDigest.com, partially offset by capital spending. In 2000 net cash used in investing activities was primarily due to cash paid for the acquisition of the T&G and capital spending, partially offset by proceeds from dispositions.

The Company had net cash provided by financing activities of $72.6 million in 2002 and net cash used in financing activities of $825.7 million in 2001 and $389.7 million in 2000. Net cash provided by financing activities in 2002 was primarily due to the issuance of debt, partially offset by stock repurchases and dividends paid. The increase in net cash used in 2001 compared with 2000 was primarily due to the repayment of commercial paper in 2001 compared with commercial paper borrowings in 2000. The proceeds from the sale of the Magazine Group and GolfDigest.com were used to reduce debt.

The Company believes that cash generated from the Company’s operations and the funds available from external sources should be adequate to cover all cash requirements, including working capital needs, stock repurchases, pension plan funding, planned capital expenditures and acquisitions, and dividend payments to stockholders for both the next twelve months and the foreseeable future. The Company’s operations are subject to certain risks outlined under FACTORS THAT COULD AFFECT OPERATING RESULTS on pages F-19 through F-21.

The ratio of current assets to current liabilities increased to 76.5% as of December 29, 2002, from 65.5% as of December 30, 2001. The increase is primarily related to a decrease in accrued income taxes due to the payment of income taxes on January 15, 2002.

Long-term debt and capital lease obligations, as a percentage of total capitalization, were 36.5% as of December 29, 2002, and 34.2% as of December 30, 2001.

Financing

In June 2002 the Company increased the amount available to borrow under its revolving credit agreements to $600.0 million from $540.0 million to provide additional credit flexibility. The Company’s one-year credit agreement was renewed and increased to $330.0 million from $270.0 million and will now mature in June 2003. The Company’s multi-year credit agreement remained at $270.0 million and will mature in June 2006.

The revolving credit agreements include provisions that require specified levels of stockholders’ equity. The amount of stockholders’ equity in excess of the required levels was $394.4 million as of December 29, 2002, compared with $349.7 million as of December 30, 2001. The increase in the level of unrestricted stockholders’ equity was primarily due to lower stock repurchases in 2002 compared with 2001.

The revolving credit agreements permit borrowings, which bear interest at the Company’s option (i) for domestic borrowings: based on a certificates of deposit rate, a Federal Funds rate, a base rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company’s credit rating.

In June 2002 the Company increased its ability to issue commercial paper to $600.0 million from $540.0 million. The commercial paper facility is supported by the Company’s revolving credit agreements. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days.

The Company had $178.1 million in commercial paper outstanding as of December 29, 2002, with an annual weighted average interest rate of 1.3% and an average of 7 days to maturity from original issuance.

The Company had $158.3 million in commercial paper outstanding as of December 30, 2001, with an annual weighted average interest rate of 2.0% and an average of 11 days to maturity from original issuance.

In June and April 2002, the Company issued $52.0 million and $50.0 million in notes under its medium-term note program. The medium-term notes issued in June 2002 pay interest semi-annually at 4.625% and mature on June 25, 2007, and the medium-term notes issued in April 2002 pay interest semi-annually at 5.35% and mature on April 16, 2007. The total issuance of $102.0 million was the remaining amount available under the Company’s 1998 shelf registration statement.

On July 26, 2002, the Company filed a $300.0 million shelf registration statement on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective on August 6, 2002. On September 17, 2002, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. On September 26, 2002, the Company issued $75.0 million of medium-term notes. These notes mature on September 26, 2012, and pay interest semi-annually at a rate of 4.61%.

The Company’s total debt, including commercial paper and capital lease obligations, was $958.2 million as of December 29, 2002, and $759.5 million as of December 30, 2001. The proceeds from the issuance of debt were utilized to pay income taxes (see Note 9 of the Notes to the Consolidated Financial Statements), to finance the Company’s investment in DTC and NESV, and to fund the Company’s pension plans.

Total unused borrowing capacity under all financing arrangements amounted to $646.9 million as of December 29, 2002, and $665.7 million as of January 27, 2003. Total debt, including commercial paper and capital lease obligations, as of January 27, 2003, amounted to $939.4 million.

Contractual Obligations

Contractual obligations as of December 29, 2002, were as follows:

	Payment due in
(In millions)	Total	2003	2004-2005	2006-2007	Later Years
Long-term debt	$696.9	$49.5	$250.0	$102.0	$295.4
Capital leases	148.7	7.9	14.5	14.0	112.3
Operating leases	134.7	19.2	31.9	26.1	57.5
Total	$980.3	$76.6	$296.4	$142.1	$465.2

The amount of long-term debt as of December 29, 2002, included in the table above, is prior to the deduction of $6.4 million related to unamortized debt costs and does not include $7.5 million related to the fair value of the Company’s interest rate swap agreements (see Note 7 of the Notes to the Consolidated Financial Statements).

See Notes 7 and 17 of the Notes to the Consolidated Financial Statements for additional information on long-term debt, capital leases and operating leases.

Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of three third parties that provide printing and distribution services for The Times’s National Edition (the “National Edition printers”).

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (“credit facility guarantee”). The total amount of the credit facility guarantee was approximately $13 million as of December 29, 2002. The credit facility expires in June 2003 and is renewable. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain financing. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of four property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (“property lease guarantees”). The total amount of the property lease guarantees was approximately $8 million as of December 29, 2002. The property leases expire at various dates through May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaults under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of equipment leases of two of the National Edition printers and any miscellaneous costs related to any default thereunder (“equipment lease guarantees”). The total amount of the equipment lease guarantees was approximately $10 million as of December 29, 2002. One of the equipment leases expires in March 2011 but is cancelable in March 2006 and the other equipment lease expires in February 2011 but is cancelable in February 2006. The Company made the equipment lease guarantees to allow the National Edition printers to obtain a lower cost of borrowing.

The Company has also guaranteed debt of one of the three National Edition printers and any miscellaneous costs related to any default thereunder (“debt guarantee”). The total amount of the debt guarantee was approximately $9 million as of December 29, 2002. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing. The Company has obtained a secured guarantee from a related party of the National Edition printer to repay the Company for any amounts that it would pay under the debt guarantee. In addition, the Company has a security interest in the equipment that was purchased by the National Edition printer with the funds it received from its debt issuance, as well as other equipment and real property.

The Company would have to perform the obligations of the National Edition printers under the equipment and debt guarantees if the National Edition printers default under the terms of their equipment lease or debt agreements.

See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding the Company’s commitments and contingent liabilities.

Capital Expenditures

Capital expenditures were $164.9 million in 2002, $90.4 million in 2001 and $85.3 million in 2000. The 2002 and 2001 amounts both include approximately $23 million of costs related to the Company’s proposed new headquarters in New York City. The 2002 and 2001 amounts exclude the Company’s development partner’s interest in costs associated with the proposed new headquarters. See Note 17 of the Notes to the Consolidated Financial Statements for additional information.

Depreciation and Amortization

Depreciation and amortization were $153.3 million in 2002, $194.3 million in 2001 and $228.0 million in 2000. The Company’s amortization expense in 2002 was reduced due to the adoption of FAS 142 (see Note 2 of the Notes to the Consolidated Financial Statements). If FAS 142 had been in effect in 2001 and 2000, depreciation and amortization expense would have been $151.5 million and $180.8 million. In 2000, amortization expense included a $22.7 million write-down of intangible assets.

PENSION AND POSTRETIREMENT BENEFITS

Pension Benefits

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements, including a joint-company-union plan and a number of joint industry-union plans.  These plans cover substantially all employees.  Included in the Company-sponsored pension plans are Supplemental Employee Retirement Plans (“SERPS”). The SERPS, which are unfunded, provide retirement benefits to certain employees of the Company.

Given the stock market’s recent performance, the Company’s retirement plan assets, along with those of many other corporations, have decreased in market value. Therefore, the Company made approximately $147 million of tax-deductible contributions to its qualified pension plans in 2002.

The value of the Company’s qualified pension plan assets has increased from approximately $641 million as of December 30, 2001, to approximately $678 million as of December 29, 2002, due to pension contributions of approximately $147 million, partially offset by benefits paid of approximately $43 million and negative investment performance of approximately $67 million. The negative investment performance and declining discount rates have increased the unfavorable funded status of the qualified plans, net of benefit obligations, from approximately $195 million as of December 30, 2001, to approximately $274 million as of December 29, 2002. The Company continually monitors and evaluates the level of pension contributions based on various factors that include, but are not limited to, investment performance, actuarial valuation and tax deductibility. The Company will evaluate the need for additional contributions in 2003 based on the factors noted above.

The Company’s pension expense for its sponsored plans was approximately $33 million, $37 million (of which approximately $12 million was related to work force reduction benefits), and $21 million in 2002, 2001, and 2000 (see Note 10 of the Notes to the Consolidated Financial Statements). The annual pension expense was calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets and a discount rate. The Company’s methodology in selecting these actuarial assumptions is discussed below.

Long-Term Rate

In determining the expected long-term rate of return on assets, the Company evaluated input from its investment consultants, actuaries, and investment management firms including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, the Company considered its historical 15-year compounded returns, which have been in excess of the Company’s forward-looking return expectations. The long-term rate of return determined on this basis was 9.0% in 2002. For determination of 2003 pension expense, the long-term rate of return on assets will be reduced to 8.75%.

The Company anticipates that its pension assets will generate long-term returns on assets of at least 8.75%. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return on assets of 10%, and 30% with fixed income/real estate managers, with an expected long-term rate of return on assets of 6.5%. The Company’s actual asset allocation as of December 2002 was in line with its expectations. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

The Company believes that 8.75% is a reasonable long-term rate of return on assets, despite the recent market downturn in which its plan assets had a loss of approximately 10% for the year ended December 29, 2002.

The Company’s determination of pension expense or income is based on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation of assets recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be affected as previously deferred gains or losses are recorded. The Company’s cumulative unrecognized net actuarial losses were approximately $310 million as of December 29, 2002. These unrecognized net actuarial losses will result in increases in the Company’s future pension expense depending on several factors, including their relative size as compared to the Company’s projected benefit obligation and market-related value of plan assets.

If the Company had decreased its expected long-term rate of return on its plan assets by 0.5% in 2002, pension expense would have increased by approximately $4 million and the Company’s funding requirements would not have been affected in 2002.

Discount Rate

The discount rate that the Company utilizes for determining future pension obligations is based on an index of Aa-rated Corporate bonds. The indexes selected reflect the weighted average remaining period of benefit payments. The discount rate determined on this basis has decreased from 7.25% at December 2001 to 6.50% at December 2002.

If the Company had decreased its expected discount rate by 0.5% in 2002, pension expense would have increased by approximately $4 million and the Company’s funding requirements would not have been affected in 2002.

The Company will continue to evaluate all of its actuarial assumptions, generally on an annual basis, including the expected long-term rate of return on assets and discount rate, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions the Company will make and various other factors related to the populations participating in the pension plans.

Postretirement Benefits

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. The Company accrues the costs of such benefits during the employees’ active years of service. The Company’s policy is to pay insurance premiums and claims under the above-mentioned plans from Company assets.

The Company’s postretirement expense for its sponsored plans was approximately $14 million, $11 million, and $11 million in 2002, 2001, and 2000 (see Note 11 of the Notes to the Consolidated Financial Statements). The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. The health care cost trend rate range used to calculate the 2002 postretirement expense was 10% to 4.25%. A 1% increase/decrease in the health care cost trend rate range would result in an increase of approximately $3 million and a decrease of approximately $2 million in the Company’s 2002 service and interest cost, two factors included in the calculation of postretirement expense. A 1% increase/decrease in the health care cost trend rate range would result in an increase of approximately $29 million and a decrease of approximately $24 million in the Company’s accumulated benefit obligation, the actuarial present value of benefits, as of December 29, 2002.

The Company’s discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See the Pension Benefits section on pages F-13 and F-14 for a discussion about the Company’s discount rate assumption.

CRITICAL ACCOUNTING POLICIES

The Company’s Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements for the periods presented. The Company continually evaluates the policies and estimates it uses to prepare its Consolidated Financial Statements. In general, management’s estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management.

The Company believes its critical accounting policies include its accounting for long-lived assets, retirement benefits, income taxes and accounts receivable allowances. Additional information about these policies can be found in Note 1 of the Notes to the Consolidated Financial Statements.

Specific risks related to the Company’s critical accounting policies are discussed below. This discussion should be read in conjunction with the risks that the Company’s operations are subject to outlined under

FACTORS THAT COULD AFFECT OPERATING RESULTS on pages F-19 through F-21. These factors may also cause actual results to differ from management’s estimates.

Long-Lived Assets

Goodwill and certain other intangible assets are tested for impairment in accordance with FAS 142, and all other long-lived assets are tested for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-lived assets, including intangible assets, were $2.6 billion, or 71% of “Total Assets” in the Company’s Consolidated Balance Sheet as of December 29, 2002. The annual impairment analysis is considered critical because of the significance of long-lived assets to the Company’s Consolidated Balance Sheet. Impairment analysis is considered critical to the Company’s Newspaper and Broadcast segments. NYTD’s long-lived assets are not considered material to the Company.

The Company periodically reviews long-lived assets to evaluate whether the carrying value of a long-lived asset exceeds its fair value. In performing the evaluation, the Company estimates future cash flows expected to result from the use of the asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes. Any changes in key assumptions about the Company’s Newspaper and Broadcast businesses and their prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material effect on the Company’s Consolidated Financial Statements.

Retirement Benefits

The Company’s pension plans and postretirement benefit plans are accounted for using actuarial valuations required by FAS No. 87, Employers’ Accounting for Pensions, and FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

The Company’s pension and postretirement benefit liabilities were approximately $507 million or 21% of “Total Liabilities” in the Company’s Consolidated Balance Sheet as of December 29, 2002. The Company considers accounting for retirement plans critical to all of its operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health care cost trends rates, salary growth, long-term return on plan assets and mortality rates. Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and have a material effect on the Company’s Consolidated Financial Statements.

The Company’s key retirement benefit assumptions are discussed in further detail under PENSION & POSTRETIREMENT BENEFITS on pages F-13 and F-14.

Income Taxes

Income taxes are accounted for in accordance with FAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income tax expense was approximately $192 million or 39% of “Income from continuing operations” in the Company’s Consolidated Statement of Income for the year ended December 29, 2002. Net deferred tax assets were approximately $388 million and deferred tax liabilities were approximately $388 million as of December 29, 2002 (see Note 9 of the Notes to the Consolidated Financial Statements). The Company considers accounting for income taxes critical to all segments of its operations because management is required to make significant subjective judgments in developing the Company’s provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. Failure to achieve a forecast of taxable income may affect the ultimate realization of the net deferred tax assets.

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve.

Accounts Receivable Allowances

Credit is extended to the Company’s advertisers and subscribers based upon an evaluation of the customer’s financial condition and collateral is not required from such customers. The Company uses an estimate of prior credit losses as a percentage of credit sales and the aging of accounts receivable to establish reserves for credit losses on accounts receivable. In addition, the Company establishes reserves for estimated rebates, credit and rate adjustments and discounts based on historical experience.

Accounts receivable allowances were approximately $38 million or 10% of “Accounts receivable” in the Company’s Consolidated Balance Sheet as of December 29, 2002. Accounts receivable, net of allowances, was approximately $358 million or 64% of “Total current assets” in the Company’s Consolidated

Balance Sheet as of December 29, 2002. The Company considers accounting for accounts receivable allowances critical to all of its operating segments because of the significance of accounts receivable to its current assets and operating cash flow. If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on the Company’s Consolidated Financial Statements.
2003 GUIDANCE

Guidance on key financial measures, on a GAAP basis, is shown below.

Item(A)	2003
Newspaper Group Advertising Revenue	Up 3 to 5%
Newspaper Group Circulation Revenue	Up 3 to 5%
Total Company Expenses	Up 4.5 to 5.5%
Depreciation & Amortization	$152 to $157 million
Income/(loss) from Joint Ventures	A loss of $4 million to breakeven
Capital Expenditures(B)	$210 to $240 million
Interest Expense	$48 to $53 million
Tax Rate	39.5%
Diluted Earning Per Share Growth	Mid-single digits to low-double digits

(A)  2003 guidance excludes the IHT.

(B)  Includes costs of $75 to $80 million in 2003 related to the Company’s proposed new headquarters in New York City. The expected date of occupancy for the new headquarters building is 2006 (see Note 17 of the Notes to the Consolidated Financial Statements).

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

Reconciliations of GAAP to non-GAAP financial measures are provided below. Management believes that the use of non-GAAP financial measures enables management and investors to evaluate, and compare from period to period, the Company’s results from ongoing operations in a more meaningful and consistent manner.

Consolidated Reconciliations

(In thousands)	2002	2001	2000
GAAP SGA expenses	$1,181.5	$1,248.5	$1,296.2
Adjustments:
Work force reduction expenses	(12.6)	(90.4)	(4.4)
Intangible asset write-down	—	—	(22.7)
FAS 142 amortization(A)	—	(42.4)	(46.8)
Adjusted SGA expense	$1,168.9	$1,115.7	$1,222.3
GAAP operating profit	$544.9	$374.4	$616.6
Adjustments:
Work force reduction expenses	12.6	90.4	4.4
Intangible asset write-down	—	—	22.7
FAS 142 amortization(A)	—	42.4	46.8
Adjusted operating profit	$557.5	$507.2	$690.5
GAAP net income	$299.7	$444.7	$397.5
Adjustments (net of income taxes):
Work force reduction expenses	7.7	53.8	3.1
Intangible asset write-down	—	—	20.4
Gain on disposition of assets and other-net	—	—	(60.6)
Amortization of non-compete deferred revenue	(3.0)	(2.9)	(0.5)
Gain on disposal of Magazine Group	—	(241.3)	—
FAS 142 amortization(A)	—	36.9	40.8
Adjusted net income	$304.4	$291.2	$400.7
GAAP diluted earnings per share	$1.94	$2.78	$2.32
Adjustments:
Work force reduction expenses	.05	.34	.02
Intangible asset write-down	—	—	.12
Gain on disposition of assets and other-net	—	—	(.36)
Amortization of non-compete deferred revenue	(.02)	(.02)	—
Gain on disposal of Magazine Group	—	(1.51)	—
FAS 142 amortization(A)	—	.23	.23
Adjusted diluted earnings per share	$1.97	$1.82	$2.33
GAAP operating profit	$544.9	$374.4	$616.6
Depreciation and amortization	153.3	194.0	226.7
Net (loss)/income from joint ventures	(13.0)	7.7	15.9
EBITDA	$685.2	$576.1	$859.2

(A) Represents amortization expense that would have been eliminated if FAS 142 had been adopted in 2000.

By Group Reconciliations

	Newspaper Group	Broadcast Group	NYTD Group	Unallocated Corporate Expenses	Net (Loss)/ Income from Joint Ventures
(in thousands)	2002
GAAP operating profit	$531.6	$49.0	$8.3	$(44.0)	$—
Adjustments:
Work force reduction expenses	12.5	—	—	0.1	—
Adjusted operating profit	$544.1	$49.0	$8.3	$(43.9)	$—
GAAP operating profit	$531.6	$49.0	$8.3	$(44.0)	$—
Depreciation and amortization	127.9	8.1	7.3	10.0	—
Net loss from joint ventures	—	—	—	—	(13.0)
EBITDA	$659.5	$57.1	$15.6	$(34.0)	$(13.0)

(in thousands)	2001
GAAP operating profit	$389.0	$35.2	$(7.3)	$(42.5)	$—
Adjustments:
Work force reduction expenses	86.5	0.2	0.7	3.0	—
FAS 142 amortization(A)	34.4	8.0	—	—	—
Adjusted operating profit	$509.9	$43.4	$(6.6)	$(39.5)	$—
GAAP operating profit	$389.0	$35.2	$(7.3)	$(42.5)	$—
Depreciation and amortization	161.3	16.1	7.4	8.9	0.3
Net income from joint ventures	—	—	—	—	7.7
EBITDA	$550.3	$51.3	$0.1	$(33.6)	$8.0

(in thousands)	2000
GAAP operating profit	$677.6	$48.8	$(70.0)	$(39.8)	$—
Adjustments:
Work force reduction expenses	2.1	0.9	0.4	1.0	—
Intangible asset write-down	—	—	22.7	—	—
FAS 142 amortization(A)	34.0	8.0	4.8	—	—
Adjusted operating profit	$713.7	$57.7	$(42.1)	$(38.8)	$—
GAAP operating profit	$677.6	$48.8	$(70.0)	$(39.8)	$—
Depreciation and amortization	165.0	16.8	33.3	11.3	0.3
Net income from joint ventures	—	—	—	—	15.9
EBITDA	$842.6	$65.6	$(36.7)	$(28.5)	$16.2

(A) Represents amortization expense that would have been eliminated if FAS 142 had been adopted in 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002 the Financial Accounting Standards Board (“FASB”) issued FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. FAS 148 amends FAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the Company (see Note 1 of the Notes to the Consolidated Financial Statements). FAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

In November 2002 FASB issued FASB Interpretation (“FIN’’) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN 45 (see Note 17 of the Notes to the Consolidated Financial Statements). Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not believe that the recognition provisions of FIN 45 will have a material effect on its Consolidated Financial Statements.

In June 2002 FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of FAS 146 will have a material effect on its Consolidated Financial Statements.

In August 2001 FASB issued FAS 144, which superseded FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. FAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion (“APB”) 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relating to the disposal of a segment of a business. FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 and therefore two accounting models existed for long-lived assets to be disposed of. FAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale. The Company adopted FAS 144 on December 31, 2001, and it did not have a material effect on its Consolidated Financial Statements.

FACTORS THAT COULD AFFECT OPERATING RESULTS

This Form 10-K contains forward-looking statements. Additional written and oral forward–looking statements may be made by the Company from time to time in Securities and Exchange Commission (“SEC”) filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company’s:

♦  future business prospects

♦  revenues

♦  operating expenses

♦  working capital

♦  liquidity

♦  capital needs

♦  interest costs and

♦  income

are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The risks and uncertainties include those listed below as well as other risks and factors identified from time to time in the Company’s filings with the SEC.

Advertising Revenues

Advertising is the Company’s most significant source of revenue. Competition from other forms of media available in the Company’s various markets, including but not limited to other newspapers, broadcasters, magazines, direct marketing, the Yellow Pages and the Internet, affects the Company’s ability to attract and retain advertisers and to increase advertising rates. Advertising could be negatively affected by an economic downturn in any of the Company’s markets.

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

Circulation Revenues

Circulation is another significant source of revenue for the Company. Circulation revenue and the Company’s ability to institute price increases for its print products are affected by:

♦  competition from other publications and other forms of media available in the Company’s various markets;

♦  declining consumer spending on discretionary items like newspapers;

♦  decreasing amounts of free time; and

♦  declining frequency of regular newspaper buying among young people.

Paper Prices

Newsprint is the Company’s most important raw material and represents a significant portion of the Company’s operating expenses. The price of newsprint has historically been volatile. The Company’s operating results would be adversely affected if newsprint prices increase significantly.

Labor Relations

A significant portion of the Company’s work force is unionized. As a result, the Company is required to negotiate the wages, salaries, benefits and other terms with many of its employees collectively. The Company’s results could be adversely affected if labor negotiations were to restrict its ability to maximize the efficiency of its operations. In addition, if the Company experienced labor unrest, its ability to produce and deliver its most significant products could be impaired.

Digital Operations

The Company’s Internet business has a limited operating history. It is largely dependent on advertising revenue and the continued growth and acceptance of the Internet and subject to all of the risks of Internet businesses, such as evolving regulation and technology, changes in consumer and advertiser preferences and intense competition.

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

Government Regulations

The Company’s broadcast stations are subject to continuing technological and regulatory developments that may affect their future profitability. These developments include the advent of digital television broadcasting. Under Federal Communications Commission (the “FCC”) regulations, all commercial television stations were required to construct a second, digital television transmission system operating on a separate digital television channel by May 2002. The Company has constructed digital television stations in all eight of its television markets and such stations are in operation. The direct hardware cost of the digital buildout has been significant and the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers or until other sources of revenue to be derived from the digital spectrum have been developed. By December 31, 2006 or a later date still to be determined on the basis of digital receiver penetration in individual television markets, all stations will be required to relinquish one of their two television channels and to continue digital broadcasting.

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

Media Consolidation and Convergence

Changes in the regulatory and technological environment are bringing about consolidation of media companies and convergence among various forms of media. A current FCC omnibus media ownership rule-making proceeding may permit even greater consolidation through the elimination of various ownership restrictions, such as newspaper and television cross-ownership and caps on television station ownership by a single company. The Company may then face increasing competition with larger and more diversified entities for circulation and advertising revenues.

The prospective new FCC media ownership rules, in addition to potentially resulting in increased competition from larger and more diversified entities, may also make it possible for the Company to expand its own media interests in ways thus far prohibited by the FCC’s rules.

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosure made by the Company.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

MARKET RISK

The Company’s market risk is principally associated with the following:

♦     Interest rate fluctuations related to its debt obligations which are managed by balancing the mix of variable- versus fixed-rate borrowings. Based on the variable-rate debt included in the Company’s debt portfolio, including interest rate swap agreements, a 25 basis point increase in interest rates would have resulted in an additional $0.7 million (pre-tax) in interest expense in 2002.

♦     Newsprint is a commodity subject to supply and demand market conditions. The Company has equity investments in two paper mills, which provide a partial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented 10% of the Company’s total costs and expenses in 2002. Based on the number of newsprint tons consumed in 2002, a $10 increase in newsprint prices would have resulted in an additional $5.2 million (pre-tax) in newsprint expense in 2002.

♦     Unionized employees represent a significant portion of the Company’s work force and the Company’s results could be adversely affected if labor negotiations were to restrict its ability to maximize the efficiency of its operations. In addition, if the Company experienced labor unrest, its ability to produce and deliver its most significant products could be impaired.

See Factors That Could Affect Operating Results above and Notes 5, 7, 8 and 17 of the Notes to the Consolidated Financial Statements as well.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share data)	December 29, 2002	December 30, 2001	December 31, 2000
REVENUES
Advertising	$2,048,815	$2,042,211	$2,422,643
Circulation	825,208	759,674	737,168
Other	204,984	214,073	214,206
Total	3,079,007	3,015,958	3,374,017
COSTS AND EXPENSES
Production costs
Raw materials	262,292	321,204	350,355
Wages and benefits	619,652	594,197	622,637
Other	470,688	477,675	488,236
Total	1,352,632	1,393,076	1,461,228
Selling, general and administrative expenses	1,181,507	1,248,479	1,296,210
Total	2,534,139	2,641,555	2,757,438
OPERATING PROFIT	544,868	374,403	616,579
Net (loss)/income from joint ventures	(13,046)	7,650	15,914
Interest expense, net	45,435	47,199	64,098
Gain on dispositions of assets and other – net	5,000	5,000	85,349
Income from continuing operations before income taxes	491,387	339,854	653,744
Income taxes	191,640	137,632	267,504
Income from continuing operations	299,747	202,222	386,240
Income from operations of discontinued Magazine Group, net of income taxes	—	1,192	11,296
Gain on disposal of Magazine Group, net of income taxes	—	241,258	—
Discontinued operations, net of income taxes	—	242,450	11,296
NET INCOME	$299,747	$444,672	$397,536
Average number of common shares outstanding
Basic	151,563	157,082	167,987
Diluted	154,805	160,081	171,597
Basic earnings per share
Income from continuing operations	$1.98	$1.29	$2.30
Discontinued operations, net of income taxes	—	1.54	.07
Net income	$1.98	$2.83	$2.37
Diluted earnings per share
Income from continuing operations	$1.94	$1.26	$2.25
Discontinued operations, net of income taxes	—	1.52	.07
Net income	$1.94	$2.78	$2.32
Dividends per share	$.53	$.49	$.45

See Notes to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 29, 2002	December 30, 2001
Assets
Current Assets
Cash and cash equivalents	$ 36,962	$ 51,952
Accounts receivable (net of allowances: 2002 – $37,852; 2001 – $42,597)	358,335	318,529
Inventories	23,300	31,639
Deferred income taxes	73,528	78,737
Other current assets	70,931	79,033
Total current assets	563,056	559,890
Investments in Joint Ventures	245,262	86,811
Property, Plant and Equipment
Land	73,373	71,428
Buildings, building equipment and improvements	823,890	779,552
Equipment	1,438,338	1,399,765
Construction and equipment installations in progress	91,816	65,532
Total – at cost	2,427,417	2,316,277
Less accumulated depreciation and amortization	1,230,049	1,149,414
Property, plant and equipment – net	1,197,368	1,166,863
Intangible Assets Acquired
Costs in excess of net assets acquired	1,017,766	1,017,766
Other intangible assets acquired (less accumulated amortization of $109,520 in 2002 and $92,360 in 2001)	375,313	392,473
Total	1,393,079	1,410,239
Miscellaneous Assets	235,077	214,881
Total Assets	$ 3,633,842	$ 3,438,684
Liabilities and Stockholders’ Equity
Current Liabilities
Commercial paper outstanding	$ 178,120	$ 158,300
Accounts payable	177,712	170,950
Accrued payroll and other related liabilities	131,484	81,299
Accrued expenses	122,207	154,558
Accrued income taxes	8,359	225,220
Unexpired subscriptions	66,514	61,706
Current portion of long-term debt and capital lease obligations	51,340	2,534
Total current liabilities	735,736	854,567
Other Liabilities
Long-term debt	648,563	517,094
Capital lease obligations	80,226	81,609
Deferred income taxes	73,824	64,748
Other	826,186	771,013
Total other liabilities	1,628,799	1,434,464
Total liabilities	2,364,535	2,289,031
Stockholders’ Equity
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued	—	—
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2002 – 156,372,373; 2001 – 155,609,044 (including treasury shares: 2002 – 5,000,000; 2001 – 5,000,000)	15,637	15,561
Class B – convertible – authorized 843,806 shares; issued: 2002 – 843,806; 2001 – 847,020 (including treasury shares: 2002 – none and 2001 – none)	84	85
Additional paid-in capital	9,269	—
Retained earnings	1,573,661	1,354,173
Common stock held in treasury, at cost	(214,381)	(208,392)
Deferred compensation	(8,432)	(2,951)
Accumulated other comprehensive loss, net of income taxes:
Unrealized loss on marketable securities	—	(105)
Foreign currency translation adjustments	(3,160)	(3,281)
Unrealized derivative losses on cash-flow hedges	(1,739)	(3,189)
Minimum pension liability	(101,632)	(2,248)
Total accumulated other comprehensive loss, net of income taxes	(106,531)	(8,823)
Total stockholders’ equity	1,269,307	1,149,653
Total Liabilities and Stockholders’ Equity	$ 3,633,842	$ 3,438,684

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 29, 2002	December 30, 2001	December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$299,747	$444,672	$397,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	129,289	128,556	129,079
Amortization	24,058	65,780	98,894
Excess distributed earnings of affiliates	19,505	7,209	3,461
Net gain on dispositions	—	(412,029)	(85,349)
Deferred income taxes	88,119	(52,940)	(28,166)
Long-term retirement benefit obligations	(112,632)	30,323	39,950
Other – net	(13,243)	20,716	850
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable – net	(40,026)	5,196	28,330
Inventories	8,339	323	(4,576)
Other current assets	(3,452)	6,992	(41,326)
Accounts payable	(8,224)	(5,179)	(18,717)
Accrued payroll and accrued expenses	66,889	12,211	62,025
Accrued income taxes	(189,892)	215,368	9,937
Unexpired subscriptions	4,807	4,040	(2,071)
Net cash provided by operating activities	273,284	471,238	589,857
CASH FLOWS FROM INVESTING ACTIVITIES
Investments and businesses acquired	(176,903)	(2,636)	(296,278)
Net proceeds from dispositions	—	436,672	191,171
Additions to property, plant and equipment	(160,689)	(90,367)	(85,300)
Other investing proceeds	—	11,835	13,865
Other investing payments	(23,320)	(18,130)	(18,418)
Net cash (used in)/provided by investing activities	(360,912)	337,374	(194,960)
CASH FLOWS FROM FINANCING ACTIVITIES
Commercial paper borrowings (repayments) – net	19,821	(132,951)	291,251
Redemption of subsidiary stock	—	(25,000)	—
Long-term obligations:
Increase	175,277	—	40,000
Reduction	(2,606)	(42,899)	(102,487)
Capital shares:
Issuance	68,754	57,349	37,503
Repurchase	(131,480)	(623,723)	(580,584)
Dividends paid to stockholders	(80,259)	(77,018)	(75,398)
Other financing proceeds	23,131	18,539	—
Net cash provided by/(used in) financing activities	72,638	(825,703)	(389,715)
Net (decrease)/increase in cash and cash equivalents	(14,990)	(17,091)	5,182
Cash and cash equivalents at the beginning of the year	51,952	69,043	63,861
Cash and cash equivalents at the end of the year	$36,962	$51,952	$69,043

SUPPLEMENTAL DATA

Cash payments
♦Interest	$39,941	$38,358	$61,575
♦Income taxes, net of refunds	$305,194	$95,948	$253,989

Investments and businesses acquired

♦  In April 2002 the Company invested approximately $100 million in Discovery Civilization Channel. In February 2002 the Company invested approximately $75 million in New England Sports Ventures, LLC. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on these investments.

♦  In August 2001 the Company acquired certain assets and assumed certain liabilities of a weekly newspaper, the Petaluma Argus-Courier, for approximately $2.6 million (see Note 3 of the Notes to the Consolidated Financial Statements).

♦  In January 2000 the Company acquired certain assets ($313.8 million) and assumed certain liabilities ($17.5 million) of a newspaper, the Worcester Telegram & Gazette, for $296.3 million in cash (see Note 3 of the Notes to the Consolidated Financial Statements).

Other

♦  Capital expenditures attributable to our development partner’s interest in the Company’s proposed new headquarters (see Note 17 of the Notes to the Consolidated Financial Statements) are included in Investing Activities — Other investing payments and cash received from the development partner for capital expenditures is included in Financing Activities — Other financing proceeds. The amount included in Investing Activities—Other investing payments was $19.4 million in 2002, $15.0 million in 2001 and none in 2000. The amount included in Financing Activities—Other financing proceeds was $23.1 million in 2002, $18.5 million in 2001 and none in 2000.

See Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Capital Stock		Additional		Common Stock Held in		Accumulated Other Comprehensive Income (Loss),
(In thousands, except share and per share data)	Class A Common	Class B Common	Paid-in Capital	Retained Earnings	Treasury, at cost	Deferred Compensation	Net of Income Tax	Total
BALANCE, DECEMBER 27, 1999	$17,797	$85	$—	$1,600,743	$(173,137)	$—	$3,170	$1,448,658
Comprehensive income:
Net income				397,536				397,536
Foreign currency translation adjustments (net of tax benefit of $92)							(110)	(110)
Change in unrealized loss on marketable securities (net of tax benefit of $9,858)							(11,732)	(11,732)
Reclassification adjustment for loss included in net income (net of tax benefit of $5,150)							5,979	5,979
Comprehensive income								391,673
Dividends, common – $.45 per share				(75,398)				(75,398)
Issuance of shares:
Retirement units – 34,468 Class A shares			(1,193)		1,191			(2)
Employee stock purchase plan – 1,137,820 Class A shares	1		(3,977)		39,090			35,114
Restricted shares – 28,000 Class A shares			157		970	(1,127)		—
Stock options – 1,952,544 Class A shares	195		61,370		137			61,702
Stock conversions – 82 Class B shares
Repurchase of stock – 14,598,000 Class A shares					(580,584)			(580,584)
Treasury stock retirement – 13,402,791 shares	(1,340)		(56,357)	(455,778)	513,475			—
BALANCE, DECEMBER 31, 2000	16,653	85	—	1,467,103	(198,858)	(1,127)	(2,693)	1,281,163
Comprehensive income:
Net income				444,672				444,672
Foreign currency translation adjustments (net of tax benefit of $494)							(588)	(588)
Change in unrealized loss on marketable securities (net of tax benefit of $88)							(105)	(105)
Unrealized derivative losses on cash-flow hedges (net of tax benefit of $2,244)							(3,189)	(3,189)
Minimum pension liability (net of tax benefit of $1,530)							(2,248)	(2,248)
Comprehensive income								438,542
Dividends, common – $.49 per share				(77,018)				(77,018)
Issuance of shares:
Retirement units – 16,172 Class A shares			(494)		644			150
Employee stock purchase plan – 999,371 Class A shares	3		(4,647)		38,429			33,785
Restricted shares – 50,000 Class A shares			164		1,989	(2,153)		—
Stock options – 2,982,459 Class A shares	298		96,127					96,425
Stock conversions – 138 Class B shares
Compensation expense recognized on issuance of Restricted Class A shares						329		329
Repurchase of stock – 14,965,204 Class A shares					(623,723)			(623,723)
Treasury stock retirement – 13,932,773 shares	(1,393)		(91,150)	(480,584)	573,127			—
BALANCE, DECEMBER 30, 2001	15,561	85	—	1,354,173	(208,392)	(2,951)	(8,823)	1,149,653
Comprehensive income:
Net income				299,747				299,747
Foreign currency translation adjustments (net of tax expense of $67)							121	121
Change in unrealized loss on marketable securities (net of tax expense of $63)							83	83
Reclassification adjustment for loss included in net income (net of tax benefit of $25)							22	22
Unrealized derivative losses on cash-flow hedges (net of tax benefit of $983)							1,450	1,450
Minimum pension liability (net of tax benefit of $73,994)							(99,384)	(99,384)
Comprehensive income								202,039
Dividends, common – $.53 per share				(80,259)				(80,259)
Issuance of shares:
Retirement units – 14,050 Class A shares			(453)		586			133
Employee stock purchase plan – 973,301 Class A shares	1		(8,325)		40,168			31,844
Restricted shares – 140,000 Class A shares			454		5,835	(6,289)		—
Stock options – 2,633,935 Class A shares	263		95,900					96,163
Stock conversions – 3,214 Class B shares	1	(1)						—
Compensation expense recognized on issuance of Restricted Class A shares						808		808
Repurchase of stock – 3,001,171 Class A shares					(131,074)			(131,074)
Treasury stock retirement – 1,883,350 shares	(189)		(78,307)		78,496			—
BALANCE, DECEMBER 29, 2002	$15,637	$84	$9,269	$1,573,661	$(214,381)	$(8,432)	$(106,531)	$1,269,307

See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The New York Times Company (the “Company”) is engaged in diversified activities in media. The Company’s principal businesses are newspapers, television and radio stations, and Internet properties. The Company also has equity interests in various other companies (see Note 5). The Company’s major source of revenue is advertising from its newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company after elimination of intercompany items.

FISCAL YEAR

The Company’s fiscal year-end is the last Sunday in December. Fiscal years 2002 and 2001 each comprises 52 weeks and fiscal year 2000 comprises 53 weeks.

CASH AND CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Credit is extended to the Company’s advertisers and subscribers based upon an evaluation of the customer’s financial condition and collateral is not required from such customers. Allowances for estimated credit losses, rebates, credit and rate adjustments and discounts are generally established based on historical experience.

INVENTORIES

Inventories are stated at the lower of cost or current market value. Inventory cost is generally based on the last-in, first-out (“LIFO”) method for newsprint and the first-in, first-out (“FIFO”) method for other inventories.

INVESTMENTS

Investments in which the Company has at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms as follows: buildings, building equipment and improvements — 10 to 40 years; equipment — 3 to 30 years. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

INTANGIBLE ASSETS ACQUIRED

Cost in excess of net assets acquired (“Goodwill”) is primarily the excess of cost over the fair market value of tangible net assets acquired. Subsequent to December 30, 2001, goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, advertiser and subscriber relationships, as well as software. Subsequent to December 30, 2001, certain other intangible assets (mastheads and licenses), which have indefinite lives, are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets (advertiser and subscriber relationships and software) are amortized over their estimated useful lives, ranging from 8 to 15 years.

For years prior to December 30, 2001, goodwill and certain other intangible assets, which have indefinite lives, were amortized by the straight-line method over a period of 40 years. See Note 2 for additional information on intangible assets acquired and for the adoption of Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates whether there has been an impairment in any of its long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value. Goodwill and certain other intangibles are tested for impairment under FAS 142 (see Note 2) and all other long-lived assets are tested for impairment under FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For years prior to December 30, 2001, goodwill and certain other intangible assets were tested for impairment under FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

PENSION AND POSTRETIREMENT BENEFITS

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements. The Company also provides health and life insurance benefits to retired employees who are not covered by any collective bargaining agreements. The Company’s pension and postretirement benefit costs are accounted for using actuarial valuations required by FAS No. 87, Employers’ Accounting for Pensions, and FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

REVENUE RECOGNITION

♦  Advertising revenue is recognized when advertisements are published, broadcast or when placed on the Company’s Web sites, net of provisions for estimated rebates, credit and rate adjustments and discounts.

♦  Circulation revenue includes single copy and home-delivery subscription revenue. Single copy revenue is recognized based on date of publication, net of provisions for related returns. Proceeds from home-delivery subscriptions are deferred at the time of sale and are recognized in earnings on a pro rata basis over the terms of the subscriptions.

♦  Other revenue is recognized when the related service or product has been delivered.

INCOME TAXES

Income taxes are accounted for in accordance with FAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. In addition, the Company uses the deferral method of accounting for investment tax credits.

EARNINGS PER SHARE

The Company calculates earnings per share in accordance with FAS No. 128, Earnings Per Share (see Note 13). Basic earnings per share is calculated by dividing net earnings available to common shares by average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company’s incentive plans (see Note 14). All references to earnings per share are on a diluted basis unless otherwise noted.

STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The Company applies the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plan and employee stock purchase plan (“ESPP”) (together “Employee Stock-Based Plans”). Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. The Company does not record compensation expense for rights to purchase shares under its ESPP because it satisfies certain conditions under APB 25.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Plans been recorded based on the fair value method under FAS 123, as amended (see Note 14), Accounting for Stock-Based Compensation.

	Years Ended
(Dollars in thousands, except per share data)	2002	2001	2000
Reported net income	$299,747	$444,672	$397,536
Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	1,126
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(48,977)	(47,193)	(45,339)
Pro forma net income	$250,770	$397,479	$353,323
Earnings per share:
Basic—as reported	$1.98	$2.83	$2.37
Basic—pro forma	$1.65	$2.53	$2.10
Diluted—as reported	$1.94	$2.78	$2.32
Diluted—pro forma	$1.63	$2.50	$2.07

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component of the Consolidated Statements of Stockholders’ Equity, and in the Stockholders’ Equity section of the Consolidated Balance Sheets, in the caption “Accumulated other comprehensive income/(loss), net of income taxes.”

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

RECLASSIFICATIONS

For comparability, certain prior year amounts have been reclassed to conform with the 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002 the Financial Accounting Standards Board (“FASB”) issued FAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. FAS 148 amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The provisions of FAS 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of FAS 148 have been adopted by the Company (see the Stock Option and Employee Stock Purchase Plans section to this Note). FAS 148 did not require the Company to change to the fair value based method of accounting for stock-based compensation.

In November 2002 FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. The Company has adopted the disclosure provisions (see Note 17). Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The Company does not believe that the recognition provisions of FIN 45 will have a material effect on its Consolidated Financial Statements.

In June 2002 FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of FAS 146 will have a material effect on its Consolidated Financial Statements.

In August 2001 FASB issued FAS 144 which superseded FAS 121. FAS 144 also superseded the accounting and reporting provisions of APB 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, relating to the disposal of a segment of a business. FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30 and therefore two accounting models existed for long-lived assets to be disposed of. FAS 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale. The Company adopted FAS 144 on December 31, 2001, and it did not have a material effect on its Consolidated Financial Statements.

2. GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF FAS 142

At the beginning of the Company’s 2002 fiscal year, the Company adopted FAS 142. FAS 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. FAS 142 requires an initial impairment test of goodwill and certain other intangibles to be completed in the year of adoption. An annual impairment test is required in the year of adoption and in the future. The Company completed its initial impairment tests in the first quarter of 2002 and its annual impairment tests in the fourth quarter of 2002, neither of which resulted in the recognition of an impairment of goodwill or other intangibles. The provisions of FAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company’s Consolidated Statements of Income do not reflect the effect of FAS 142 and, accordingly, the fiscal year 2001 includes amortization expense of $42.4 million in “Selling, general and administrative (‘SGA’) expenses” and $0.4 million in “Net (loss)/income from joint ventures” ($36.9 million after tax or $.23 per share, collectively). The fiscal year 2000 includes amortization expense of $46.8 million in SGA expenses and $0.4 million in “Net (loss)/income from joint ventures” ($40.8 million after tax or $.23 per share, collectively).

The following information represents adjusted net income and earnings per share assuming the adoption of FAS 142 at the beginning of the Company’s 2000 fiscal year:

(Dollars in thousands, except per share data)	2002	2001	2000
Reported net income	$299,747	$444,672	$397,536
Addback:
Goodwill amortization	—	32,328	36,211
Broadcast licenses amortization	—	3,591	3,572
Newspaper mastheads amortization	—	1,016	1,023
Adjusted net income	$299,747	$481,607	$438,342
Basic earnings per share:
Reported net income	$1.98	$2.83	$2.37
Addback:
Goodwill amortization	—	0.21	0.22
Broadcast licenses amortization	—	0.02	0.02
Newspaper mastheads amortization	—	0.01	—
Adjusted net income	$1.98	$3.07	$2.61
Diluted earnings per share:
Reported net income	$1.94	$2.78	$2.32
Addback:
Goodwill amortization	—	0.20	0.21
Broadcast licenses amortization	—	0.02	0.02
Newspaper mastheads amortization	—	0.01	—
Adjusted net income	$1.94	$3.01	$2.55

The carrying amount of goodwill totaled $1,017.8 million as of December 29, 2002 and December 30, 2001. This amount included $976.9 million related to the Newspaper Group and $40.9 million related to the Broadcast Group in 2002 and 2001.

Included in “Other intangible assets acquired” in the Company’s Consolidated Balance Sheets are other intangible assets, that are subject to amortization, as well as those that are no longer subject to amortization in accordance with FAS 142.

Other intangible assets acquired were as follows:

	December 29, 2002		December 30, 2001
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized other intangible assets:
Customer lists	$203,040	$104,149	$203,040	$87,489
Other	5,747	5,371	5,747	4,871
Total	208,787	109,520	208,787	92,360
Unamortized other intangible assets:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	55,852	—	55,852	—
Total	276,046	—	276,046	—
Total other intangible assets acquired	$484,833	$109,520	$484,833	$92,360

Amortization expense related to other intangible assets acquired, which is subject to amortization, was $17.2 million in 2002 and 2001. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)	Amount
2003	$17,034
2004	16,648
2005	16,625
2006	13,478
2007	4,477

3. ACQUISITIONS/DISPOSITIONS

ACQUISITIONS

In August 2001 the Company acquired certain assets and assumed certain liabilities of a weekly newspaper, the Petaluma Argus-Courier, in Petaluma, Calif., for $2.6 million. The majority of the purchase price was allocated to goodwill. The transaction was accounted for as a purchase in accordance with FAS No. 141, Business Combinations. This acquisition does not have a material impact on the Company’s Consolidated Financial Statements. If this acquisition had occurred in the beginning of 2001 or 2000, it would not have had a material impact on the results of operations for the periods presented herein.

In January 2000 the Company acquired certain assets and assumed certain liabilities of a newspaper, the Worcester Telegram & Gazette (“T&G”), in Worcester, Mass., for $296.3 million in cash. The cost of this acquisition was principally funded through the Company’s commercial paper program. This transaction was accounted for as a purchase and, accordingly, the T&G has been included in the Company’s Consolidated Financial Statements as of January 2000. Based on a final valuation, the purchase price was allocated to the fair values of goodwill ($162.8 million), other intangibles ($100.5 million principally advertising and subscriber relationships) and to other assets acquired, net of liabilities assumed. If this acquisition had occurred in the beginning of 2000, it would not have had a material impact on the Company’s Consolidated Financial Statements.

DISPOSITIONS

In April 2001 the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business (“Magazine Group”) and GolfDigest.com, for $435.0 million. The Company recorded a pre-tax gain from the sale of $412.0 million ($241.3 million after tax, or $1.51 per share) in 2001.

The results of operations of the Magazine Group are reported as discontinued operations for all periods presented. Revenues and operating profit for the Magazine Group were as follows:

(In millions)	2001	2000
Revenues	$26.5	$115.4
Operating Profit	$2.0	$19.3

In 2000 the Company sold seven newspapers and nine telephone directory operations (“divested Regionals”). In connection with the sale of one of these newspapers (the Santa Barbara News-Press) the Company entered into a five-year $25.0 million non-compete agreement (the “non-compete agreement”), which amount will be recognized as income on a straight-line basis over the life of the agreement. The sale of the divested Regionals as well as the amortization of income from the non-compete agreement resulted in a pre-tax gain of $132.1 million ($91.6 million after tax) in 2000. The seven newspapers sold were:

♦     Santa Barbara News-Press in Santa Barbara, Calif.

♦     Daily World in Opelousas, La.

♦     Daily News in Palatka, Fla.

♦     Lake City Reporter in Lake City, Fla.

♦     News-Sun in Sebring/Avon Park, Fla.

♦     News-Leader in Fernandina Beach, Fla.

♦     Marco Island Eagle in Marco Island, Fla.

Additionally, the Company had a disposition loss as well as write-downs for certain of its equity investments in online ventures in the aggregate amounts of $46.8 million ($30.5 million after tax).

The gain from the sale of the divested Regionals as well as the amortization of income from the non-compete agreement was partially offset by the disposition loss and write-downs for certain of the Company’s equity investments in online ventures resulting in a net pre-tax gain of $85.3 million ($61.1 million after tax, or $.36 per share).

The operations of the divested Regionals and the investments in online ventures were not material to the Company’s Consolidated Financial Statements.

4. INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

(In thousands)	December 29, 2002	December 30, 2001
Newsprint and magazine paper	$20,531	$28,442
Other inventory	2,769	3,197
Total	$23,300	$31,639

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 77% of inventory in 2002 and 81% of inventory in 2001. The replacement cost of inventory was approximately $25.4 million as of December 29, 2002, and $33.8 million as of December 30, 2001.

5. INVESTMENT IN JOINT VENTURES

As of December 29, 2002, the Company’s Investments in Joint Ventures consists of equity ownership interests in the following entities:

Company	% Ownership
International Herald Tribune (“IHT”)	50.0%
Discovery Civilization Channel (“DTC”)	50.0%
Donohue Malbaie (“Malbaie”)	49.0%
Madison Paper Industries (“Madison”)	40.0%
New England Sports Ventures (“NESV”)	16.9%

The Company’s investments above are accounted for under the equity method, and are recorded in “Investments in Joint Ventures” in the Company’s Consolidated Balance Sheets. The Company’s proportionate shares of the operating results of its investments are recorded in “Net (loss)/income from joint ventures” in the Company’s Consolidated Statements of Income and in “Investments in Joint Ventures” in the Company’s Consolidated Balance Sheets.

The Company’s ownership interest in the IHT, an international English language newspaper, was 50% as of December 29, 2002. The Company purchased the remaining 50% of the IHT subsequent to December 29, 2002 (see Note 18).

In April 2002 the Company and Discovery Communications, Inc. (“DCI”) formed a joint venture in DTC, a digital cable television channel. The Company invested approximately $100 million for its interest in DTC. The operations of DTC are managed by DCI.

In February 2002 NESV, in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for its interest in NESV.

The Company’s investments in the IHT, DTC and NESV are not material to the Company’s Consolidated Financial Statements.

The Company also has investments in a Canadian newsprint company, Malbaie, and a partnership operating a supercalendered paper mill in Maine, Madison (together, the “Paper Mills”).

The Company and Myllykoski Oy, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s percentage ownership of Madison, which represents 40%, is through an 80%-owned subsidiary.

The Company received distributions from Madison of $3.4 million in 2002, $0.6 million in 2001 and $6.2 million in 2000. Loan repayments by Madison to the Company were $11.2 million in 2001 and $12.1 million in 2000. All Company loans were repaid as of December 30, 2001. No additional loans or contributions were made by the Company to Madison in 2002, 2001 or 2000.

The Company received distributions from Malbaie of $3.1 million in 2002, $14.3 million in 2001 and $13.2 million in 2000. No loans or contributions were made by the Company to Malbaie in 2002, 2001 or 2000.

The current portion of debt of the Paper Mills included in current liabilities in the table below was $8.8 million as of December 29, 2002 and $12.0 million as of December 30, 2001. The debt of the Paper Mills is not guaranteed by the Company.

Condensed combined balance sheets of the Paper Mills were as follows:

Condensed Combined Balance Sheets of Paper Mills
(In thousands)	December 29, 2002	December 30, 2001
Current assets	$56,431	$59,337
Less current liabilities	36,211	40,424
Working capital	20,220	18,913
Fixed assets, net	189,281	207,686
Long-term debt	(35,200)	(52,000)
Deferred income taxes and other	(10,075)	(11,358)
Net assets	$164,226	$163,241

During 2002, 2001, and 2000, the Company’s Newspaper Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $49.1 million for 2002, $58.9 million for 2001 and $62.7 million for 2000.

Condensed combined income statements of the Paper Mills were as follows:

Condensed Combined Income Statements of Paper Mills
(In thousands)	2002	2001	2000
Net sales and other income	$225,364	$233,102	$258,308
Costs and expenses	208,762	203,404	212,369
Income before taxes	16,602	29,698	45,939
Income tax expense	2,437	9,422	8,395
Net income	$14,165	$20,276	$37,544

The condensed combined financial information of the Paper Mills excludes the income tax effects attributable to Madison, since it is a partnership. Such tax effects have been included in the Company’s Consolidated Financial Statements.

In 2001 Madison entered into two interest rate agreements (the “agreements”) with a bank to hedge the impact of changes in interest rates on outstanding balances of its line-of-credit/term loan agreement. The agreements expire July 1, 2005. The agreements were designated as cash flow hedging instruments by Madison. Madison recorded an unrealized gain of $0.1 million in 2002 and an unrealized loss of $2.7 million in 2001, related to the change in market value of the interest rate agreements. The unrealized gain/loss resulted in the Company increasing/reducing its investment in Madison by its percentage share of the unrealized gain/loss along with recording the unrealized gain/loss in “Accumulated other comprehensive income/(loss), net of income taxes” in the Company’s Consolidated Balance Sheets as of December 29, 2002, and December 30, 2001, and the Consolidated Statements of Stockholders’ Equity for the years then ended.

In 2002 Madison recorded a minimum pension liability of $0.7 million related to both its qualified and non-qualified pension plans. This resulted in the Company reducing its investment in Madison by its percentage share of the minimum pension liability along with a charge to “Accumulated other comprehensive income/(loss), net of income taxes” in the Company’s Consolidated Balance Sheets as of December 29, 2002, and the Consolidated Statements of Stockholders’ Equity for the year then ended.

6. WORK FORCE REDUCTION CHARGES

The Company recorded pre-tax charges of $12.6 million in 2002, $90.4 million in 2001 and $5.3 million in 2000 primarily related to voluntary work force reduction expenses (“Buyouts”).

Accruals for these Buyouts are primarily included in

“Accrued expenses” in the Company’s Consolidated Balance Sheets and amounted to $4.4 million as of December 29, 2002, and $20.6 million as of December 30, 2001. Most of the accruals outstanding as of December 29, 2002, will be paid within one year.

7. DEBT

Long-term debt consists of the following:

(In thousands)	December 29, 2002	December 30, 2001
7.625% Notes due 2005, net of unamortized debt costs of $1,839 in 2002, and $2,574 in 2001, effective interest rate 7.996%(A)	$255,645	$250,265
8.25% Debentures due 2025 (due 2005 at option of Company), net of unamortized debt costs of $2,135 in 2002 and $2,167 in 2001, effective interest rate 8.553%(A)	69,765	69,733
4.625%-7.125% Medium-Term Notes due 2003 through 2009, net of unamortized debt costs of $1,320 in 2002 and $904 in 2001(B)	298,680	197,096
4.610% Medium-Term Notes due 2012, net of unamortized debt costs of $1,072 in 2002 (C)	73,928	—
Total notes and debentures	698,018	517,094
Less current portion	49,455	—
Total long-term debt	$648,563	$517,094

(A)     In March 1995 the Company completed a public offering of $400.0 million of unsecured notes and debentures. The offering consisted of 10-year notes aggregating $250.0 million maturing March 15, 2005, at an annual rate of 7.625%, and 30-year debentures aggregating $150.0 million maturing March 15, 2025, at an annual rate of 8.25% (the Company subsequently made a tender offer for its 30-year notes which resulted in a reduction of the maturity value to $71.9 million). The debentures are callable after ten years. Interest is payable semi-annually on March 15 and September 15 on both the notes and the debentures. In 2001 the Company entered into interest rate swap agreements to exchange the fixed interest rate on a portion of the ten-year notes for a variable interest rate. The fair value of the interest rate swap agreements was $7.5 million as of December 29, 2002, and $2.8 million as of December 30, 2001. The value of the Company’s ten-year notes was increased by $4.7 million as of December 29, 2002 and $2.8 million as of December 30, 2001, to reflect the change in the fair value of the interest rate swap agreements (see Note 8).

(B)     On August 21, 1998, the Company filed a $300.0 million shelf registration on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. In June and April 2002, the Company issued $52.0 million and $50.0 million in notes under its medium-term note program.  The medium-term notes issued in

June 2002 pay interest semi-annually at 4.625% and mature on June 25, 2007, and the medium-term notes issued in April 2002 pay interest semi-annually at 5.35% and mature on April 16, 2007.  The total issuance of $102.0 million was the remaining amount available under the Company’s 1998 shelf registration statement.

(C)     On July 26, 2002, the Company filed a $300.0 million shelf registration statement on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective on August 6, 2002.  On September 17, 2002, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. On September 26, 2002, the Company issued $75.0 million of medium-term notes.  These notes mature on September 26, 2012, and pay interest semi-annually at a rate of 4.61%.

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of long-term debt was $716.8 million as of December 29, 2002, and $543.8 million as of December 30, 2001.

In June 2002 the Company increased the amount available to borrow under its revolving credit agreements to $600.0 million from $540.0 million to provide additional credit flexibility.  The Company’s one-year credit agreement was renewed and increased to $330.0 million from $270.0 million and will now mature in June 2003.  The Company’s multi-year credit agreement remained at $270.0 million and will mature in June 2006.

The revolving credit agreements include provisions that require specified levels of stockholders’ equity. The amount of stockholders’ equity in excess of the required levels was $394.4 million as of December 29, 2002.

The revolving credit agreements permit borrowings, which bear interest at the Company’s option (i) for domestic borrowings: based on a certificates of deposit rate, a Federal Funds rate, a base rate or a quoted rate; or (ii) for Eurodollar borrowings: based on the LIBOR rate, plus various margins based on the Company’s credit rating.

In June 2002 the Company increased its ability to issue commercial paper to $600.0 million from $540.0 million. The commercial paper facility is supported by the Company’s revolving credit agreements. Borrowings are in the form of unsecured notes sold at a discount with maturities ranging up to 270 days.

As of December 29, 2002, the Company had $178.1 million in commercial paper outstanding with an annual weighted average interest rate of 1.3% and an average of 7 days to maturity from original issuance.

As of December 30, 2001, the Company had $158.3 million in commercial paper outstanding with an annual weighted average interest rate of 2.0% and an average of 11 days to maturity from original issuance.

Total debt, including commercial paper and capital lease obligations (see Note 17), amounted to $958.2 million as of December 29, 2002, and $759.5 million as of December 30, 2001. Total unused borrowing capacity under all financing arrangements amounted to $646.9 million as of December 29, 2002.

The aggregate face amount of maturities of long-term debt over the next five years are as follows:  2003, $49.5 million; 2004, none; 2005, $250.0 million; 2006, none; 2007, $102.0 million, and $295.4 million, thereafter.

Interest expense, net as shown in the accompanying Consolidated Statements of Income was as follows:

(In thousands)	2002	2001	2000
Interest expense	$50,359	$51,864	$68,567
Interest income	(3,262)	(4,206)	(4,469)
Capitalized interest	(1,662)	(459)	—
Interest expense, net	$45,435	$47,199	$64,098

8. DERIVATIVE INSTRUMENTS

In 2001 the Company entered into interest rate swap agreements (“swap agreements”), designated as fair-value hedges as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. The swap agreements have notional amounts totaling $100.0 million with variable interest rates which are reset quarterly based on three-month LIBOR. These swap agreements were entered into to exchange the fixed interest rate on a portion of the Company’s ten-year $250.0 million 7.625% notes that mature on March 15, 2005, for a variable interest rate. The fair value of the swap agreements were $7.5 million as of December 29, 2002, and $2.8 million as of December 30, 2001. The fair value of the swap agreements is recorded in “Miscellaneous Assets” and “Long-term debt” in the Company’s Consolidated Balance Sheets. The offsetting gain and loss in earnings related to the asset and liability is included in “Interest expense, net” in the Company’s Consolidated Statements of Income. The difference between fixed and variable interest rates to be paid or received is accrued as interest rates change, and recognized as an adjustment to interest expense.

The Company entered into a newsprint swap agreement (“newsprint swap”) with Enron Corp. (“Enron”) in 1998, which was terminated by the Company for default in January 2002 (“termination date”). From the date of adoption of FAS 133, the newsprint swap was designated as a cash flow hedge and the changes in the fair value of the newsprint swap were recorded in “Accumulated other comprehensive income/(loss), net of income taxes” in the Company’s Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity. Because Enron filed for bankruptcy in December 2001, the Company could not be assured of settlement from Enron throughout the life of the contract. Therefore, hedge accounting under FAS 133 was no longer permitted as of the date of Enron’s bankruptcy. The changes in fair value of the newsprint swap from the date of bankruptcy to the termination date of the contract were recognized in earnings. The changes in the fair value of the newsprint swap recorded before the termination date, which resulted in an unrealized loss, is being recognized in earnings over the original contract period.  The amount recognized in earnings in 2002 and 2001 was immaterial.

9. INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with FAS 109. Reconciliations between the effective tax rate on income before income taxes and the federal statutory rate are presented below.

	2002		2001		2000
(In thousands)	Amount	% of Pretax	Amount	% of Pretax	Amount	% of Pretax
Tax at federal statutory rate	$170,235	35.0%	$117,199	35.0%	$206,886	35.0%
Increase (decrease)
State and local taxes – net	15,646	3.2	11,663	3.5	29,910	5.1
Amortization of nondeductible intangible assets acquired	—	—	9,273	2.8	10,581	1.8
Other – net	3,809	0.8	(2,528)	(0.8)	(1,784)	(0.3)
Subtotal	189,690	39.0%	135,607	40.5%	245,593	41.6%
Tax effect of net gain on dispositions of assets and other	1,950		2,025		21,911
Income tax expense	$191,640	39.0%	$137,632	40.5%	$267,504	40.9%

The components of income tax expense as shown in the Consolidated Statements of Income are as follows:

(In thousands)	2002	2001	2000
Current tax expense
Federal	$103,086	$137,419	$248,838
State, local, foreign	1,874	47,038	48,774
Total current tax expense	104,960	184,457	297,612
Deferred tax expense/(benefit)
Federal	64,180	(18,218)	(28,193)
State, local, foreign	22,500	(28,607)	(1,915)
Total deferred tax expense/(benefit)	86,680	(46,825)	(30,108)
Income tax expense	$191,640	$137,632	$267,504

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $27.0 million in 2002, $30.6 million in 2001 and $22.9 million in 2000.

State tax operating loss carryforwards totaled $8.7 million as of December 29, 2002. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from one to 20 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $5.3 million ($3.4 million net of federal benefit) as of December 29, 2002.

Tax expense in 2002 increased by $1.7 million ($2.7 million before federal income tax effect) due to an increase in the valuation allowance attributable to state net operating loss tax benefits. Tax expense in 2001 and 2000 was reduced by $0.2 million and $1.4 million ($0.3 million and $2.1 million before federal income tax effect) due to a reduction in the valuation allowance attributable to state net operating loss tax benefits.

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

“Accrued income taxes” in the Company’s Consolidated Balance Sheets as of December 29, 2002, decreased as compared with the prior year primarily due to income taxes paid in 2002 in connection with the gain on the sale of the Magazine Group and GolfDigest.com in 2001. The Internal Revenue Service granted all companies in the five boroughs of New York City an extension, in connection with the terrorist attacks, on income taxes payable after September 11, 2001, until January 15, 2002. The Company paid the income taxes related to the gain on January 15, 2002.

The Internal Revenue Service has completed its examination of federal income tax returns through 1997. The audits for the years 1998 through 2000 are currently in process and are not expected to have a material effect on the Company’s Consolidated Financial Statements.

The components of the net deferred tax liabilities recognized on the respective Consolidated Balance Sheets were as follows:

(In thousands)	December 29, 2002	December 30, 2001
Deferred Tax Assets:
Retirement, post employment and deferred compensation plans	$278,195	$251,151
Accruals for other employee benefits, compensation, insurance and other	65,707	87,089
Accounts receivable allowances	7,613	11,993
Other	39,860	42,730
Gross deferred tax assets	391,375	392,963
Valuation allowance	(3,448)	(1,737)
Net deferred tax assets	387,927	391,226
Deferred Tax Liabilities:
Property, plant and equipment	234,556	237,512
Intangible assets	113,950	107,853
Investments in joint ventures	16,289	4,932
Other	23,428	26,940
Gross deferred tax liabilities	388,223	377,237
Net deferred tax liability/(asset)	$296	$(13,989)
Amounts recognized in the Consolidated Balance Sheets consist of:
Deferred tax asset - current	$73,528	$78,737
Deferred tax liability - long term	73,824	64,748
Net deferred tax liability/(asset)	$296	$(13,989)

As of December 29, 2002, and December 30, 2001, “Accumulated other comprehensive income/(loss), net of income taxes” in the Company’s Consolidated Balance Sheets and for the years then ended in the Consolidated Statements of Stockholders’ Equity was net of a deferred income tax asset of $79.4 million, and $6.5 million, respectively.

10. PENSION BENEFITS

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements, including a joint Company-union plan and a number of joint industry-union plans. These plans cover substantially all employees.

The Company-sponsored pension plans provide participating employees with retirement benefits in accordance with benefit provision formulas, which are based on years of service and final average or career pay and, where applicable, employee contributions. Included in the Company-sponsored pension plans are Supplemental Employee Retirement Plans (“SERPS”). The SERPS, which are unfunded, provide retirement benefits to certain employees of the Company.

In accordance with FAS No. 132, Employer’s Disclosures about Pensions and Other Postretirement Benefits, the components of net periodic pension cost for all Company-sponsored pension plans were as follows:

(In thousands)	2002	2001	2000
Components of net periodic pension cost:
Service cost	$26,328	$25,093	$24,058
Interest cost	68,884	66,863	61,609
Expected return on plan assets	(63,320)	(65,795)	(62,153)
Recognized actuarial loss/(gain)	433	(2,068)	(4,053)
Amortization of prior service cost	711	777	873
Amortization of transition (asset)/obligation	—	(2)	243
Effect of curtailment	—	(4,057)	—
Effect of special termination benefits	—	15,808	—
Net periodic pension cost	$33,036	$36,619	$20,577

Included in the table above is net periodic pension cost related to the SERPS which was $12.5 million in 2002, $13.4 million in 2001 and $13.0 million in 2000.

In 2000 subsequent to the prior-year valuation measurement date, the Company sold various newspapers (see Note 3). In addition, in 2001 the Company sold the Magazine Group and GolfDigest.com (see Note 3), as well as reduced its work force (see Note 6). These events resulted in a curtailment because it reduced the future working lifetime of affected employees.

The special termination benefits were related to the Company’s work force reduction program in 2001.

Assumptions used in the actuarial computations were as follows:

	2002	2001	2000
Discount rate	6.50%	7.25%	7.75%
Rate of increase in compensation levels	4.50%	5.00%	5.00%
Expected long-term(A) rate of return on assets	9.00%	9.00%	9.00%

(A) For 2003, the expected long-term rate of return on assets actuarial assumption used to determine pension expense will be 8.75%.

In connection with collective bargaining agreements, the Company contributes to several other pension plans, including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $28.4 million in 2002, $29.5 million in 2001, and $28.7 million in 2000.

In 2001 the Company changed the valuation measurement date from September 30 to its fiscal year-end date. This change in accounting principle was made to have the valuation completed as of the date of the Company’s year end. The change in the valuation measurement date did not have a material effect on the Company’s Consolidated Financial Statements.

The changes in benefit obligation and plan assets as of December 29, 2002, and December 30, 2001, for all Company-sponsored pension plans were as follows:

(In thousands)	2002	2001
Change in benefit obligation:
Benefit obligation at prior measurement date	$969,570	$ 851,834
Service cost	26,328	25,093
Interest cost	68,884	66,863
Plan participants’ contributions	98	118
Actuarial loss	111,561	56,762
Curtailments	—	5,090
Benefits paid	(52,748)	(49,497)
Effect of change in the measurement date	—	13,307
Benefit obligation at current measurement date	1,123,693	969,570
Change in plan assets:
Fair value of plan assets at prior measurement date	641,090	748,633
Actual loss on plan assets	(67,022)	(34,300)
Employer contribution(A)	156,813	10,950
Plan participants’ contributions	98	118
Benefits paid(A)	(52,748)	(49,497)
Effect of change in the measurement date	—	(34,814)
Fair value of plan assets at current measurement date	678,231	641,090
Funded status	(445,462)	(328,480)
Unrecognized actuarial loss	310,232	73,065
Unrecognized prior service cost	7,586	8,568
Net amount recognized	$(127,644)	$(246,847)
Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(312,571)	$(252,974)
Intangible asset	8,031	2,348
Accumulated other comprehensive loss	176,896	3,779
Net amount recognized	$(127,644)	$(246,847)

(A) Employer contributions and benefits paid related to the SERPS were approximately $10 million in 2002 and $8 million in 2001.

The project benefits obligation, accumulated benefit obligation, and the fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets included in the table above were $1,123.7 million, $981.9 million, and $678.2 million, as of December 29, 2002, and $956.7 million,

$839.2 million, and $627.8 million as of December 30, 2001.

Summarized information related to the Company’s SERPS, as of December 29, 2002, and December 30, 2001, included in the table above, is presented in the table below. The Company funds benefits under the SERPS when payments are made, therefore there are no Company funded assets in connection with the SERPS.

(In thousands)	2002	2001
Benefit obligation at current measurement date	$171,722	$133,310
Fair value of plan assets at current measurement date	—	—
Funded status	(171,722)	(133,310)
Unrecognized actuarial loss	52,285	26,482
Unrecognized prior service cost	1,691	2,348
Net amount recognized	$(117,746)	$(104,480)

Amounts recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(144,591)	$(110,607)
Intangible asset	1,691	2,348
Accumulated other comprehensive loss	25,154	3,779
Net amount recognized	$(117,746)	$(104,480)

The Company’s accrued benefit cost for its sponsored pension plans is included in “Other Liabilities — Other” in the Company’s Consolidated Balance Sheets (see Note 12).

The amount of cost recognized for defined contribution benefit plans was $12.8 million for the year ended December 29, 2002, $13.8 million for the year ended December 30, 2001, and $13.2 million for the year ended December 31, 2000.

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employees meet specified age and service requirements.

In accordance with FAS 106, the Company accrues the costs of such benefits during the employees’ active years of service.

Net periodic postretirement cost was as follows:

(In thousands)	2002	2001	2000
Components of net periodic postretirement benefit cost:
Service cost	$4,946	$5,030	$4,790
Interest cost	12,946	10,622	10,578
Recognized actuarial loss/(gain)	438	(1,226)	(1,292)
Amortization of prior service cost	(2,981)	(3,182)	(3,182)
Effect of curtailment	(1,733)	—	—
Net periodic postretirement benefit cost	$13,616	$11,244	$10,894

The Company’s policy is to pay insurance premiums and claims under the above-mentioned plans from Company assets.

The accumulated postretirement benefit obligation assumptions were as follows:

	2002	2001	2000
Discount rate	6.50%	7.25%	7.75%
Estimated increase in compensation level	4.50%	5.00%	5.00%
Health care cost trend rate range	10.00%-4.25%	9.50%-4.25%	7.25%-5.00%

A one-percentage point change in assumed health care cost trend rates would have the following effects in 2002:

(In thousands)	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost for 2002	$ 2,655	$ (2,141)
Effect on accumulated postretirement benefit obligation as of December 29, 2002	$29,238	$(24,042)

In 2001 the Company changed the valuation measurement date from September 30 to its fiscal year-end date. This change in accounting principle was made to have the valuation completed as of the date of the Company’s year-end. The change in the valuation measurement date did not have a material effect on the Company’s Consolidated Financial Statements.

The accrued postretirement benefit liability and the change in benefit obligation as of December 29, 2002, and December 30, 2001, were as follows:

(In thousands)	2002	2001
Change in benefit obligation:
Benefit obligation at prior measurement date	$191,174	$140,487
Service cost	4,946	5,030
Interest cost	12,946	10,622
Plan participants’ contributions	974	959
Actuarial loss	26,436	41,075
Benefits paid	(10,664)	(9,064)
Effect of change in the measurement date	—	2,065
Effect of curtailment	867	—
Benefit obligation at current measurement date	226,679	191,174
Change in plan assets:
Fair value of plan assets at prior measurement date	—	—
Employer contribution	10,664	9,064
Benefits paid	(10,664)	(9,064)
Fair value of plan assets at current measurement date	—	—
Funded status	(226,679)	(191,174)
Unrecognized actuarial loss	50,133	24,728
Unrecognized prior service cost	(18,015)	(23,596)
Net amount recognized	$(194,561)	$(190,042)

In connection with collective bargaining agreements, the Company contributes to several welfare plans, including a joint Company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, relate to postretirement benefits for plan participants. Total contributions to these welfare plans were $26.0 million in 2002, $28.2 million in 2001, and $25.7 million in 2000.

In accordance with FAS No. 112, Employers’ Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees after employment but before retirement (such as workers’ compensation, disability benefits and health care continuation coverage) during the employees’ active years of service. The accrued cost of these benefits is included in “Other Liabilities — Other” in the Company’s Consolidated Balance Sheets and amounted to $15.9 million as of December 29, 2002, and December 30, 2001.

12. OTHER LIABILITIES

The components of the “Other Liabilities — Other” balance in the Company’s Consolidated Balance Sheets were as follows:

(In thousands)	December 29, 2002	December 30, 2001
Pension benefits obligation (see Note 10)	$312,571	$252,974
Postretirement benefits obligation (see Note 11)	194,561	190,042
Deferred compensation (see below)	97,030	107,144
Other	222,024	220,853
Total	$826,186	$771,013

Deferred compensation consists primarily of deferrals under a Company-sponsored deferred executive compensation plan (“DEC plan”). The DEC plan obligation is recorded at fair market value and amounted to $88.7 million as of December 29, 2002, and $100.5 million as of December 30, 2001. The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferrals are initially for a period of up to three years but may be extended by participants, after which time taxable distributions must begin. Employees’ contributions earn income based on the performance of investment funds they select.

The Company invests employee contributions into the DEC plan in life insurance products designed to closely mirror the performance of the investment funds that the participants select. The Company’s investments in life insurance products are recorded at fair market value and are included in “Miscellaneous Assets” in the Company’s Consolidated Balance Sheets, and amounted to $88.1 million as of December 29, 2002, and $100.0 million as of December 30, 2001.

13. EARNINGS PER SHARE

Basic and diluted earnings per share for the three-year period ended December 29, 2002, were as follows:

(In thousands, except per share data)	2002	2001	2000
Basic earnings per share computation:

Numerator
Income from continuing operations	$299,747	$202,222	$386,240
Discontinued operations, net of income taxes	—	242,450	11,296
Net income	$299,747	$444,672	$397,536

Denominator
Average number of common shares outstanding	151,563	157,082	167,987

Income from continuing operations	$1.98	$1.29	$2.30
Discontinued operations, net of income taxes	—	1.54	.07
Net income	$1.98	$2.83	$2.37

Diluted earnings per share computation:

Numerator
Income from continuing operations	$299,747	$202,222	$386,240
Discontinued operations, net of income taxes	—	242,450	11,296
Net income	$299,747	$444,672	$397,536

Denominator
Average number of common shares outstanding	151,563	157,082	167,987
Incremental shares for assumed exercise of securities	3,242	2,999	3,610
Total shares	154,805	160,081	171,597

Income from continuing operations	$1.94	$1.26	$2.25
Discontinued operations, net of income taxes	—	1.52	.07
Net income	$1.94	$2.78	$2.32

14. EXECUTIVE AND NON-EMPLOYEE DIRECTORS’ INCENTIVE PLANS

Under the Company’s 1991 Executive Stock Incentive Plan and the 1991 Executive Cash Bonus Plan (together, the “1991 Executive Plans”), the Board of Directors may authorize incentive compensation awards and grant stock options to key employees of the Company. Awards may be granted in cash, restricted and unrestricted shares of the Company’s Class A Common Stock, retirement units (stock equivalents) or such other forms as the Board of Directors deems appropriate. Under the 1991 Executive Plans, stock options of up to 60 million shares of Class A Common Stock may be granted and stock awards of up to two million shares of Class A Common Stock may be made. In adopting the 1991 Executive Plans, shares previously available for issuance of retirement units and stock options under prior plans are no longer available for future awards.

Retirement units are payable in Class A Common Stock generally over a period of 10 years following retirement.

The 1991 Executive Plans provide for granting of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Class A Common Stock on the date of grant. These options generally have a term of 10 years and become exercisable in annual periods ranging from one year to four years from the date of grant. Payment upon exercise of an option may be made in cash, or with previously-acquired shares.

Under the Company’s Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”), non-qualified options with 10-year terms are granted annually to each non-employee director of the Company. Under the grant, a director may purchase 4,000 shares of Class A Common Stock from the Company at the fair market value of such shares at the date of grant. Options for an aggregate of 0.5 million shares of Class A Common Stock may be granted under the Directors’ Plan.

Changes in the Company’s stock options for the three-year period ended December 29, 2002, were as follows:

	2002		2001		2000
(Shares in thousands)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	26,390	$36	25,002	$33	21,703	$30
Granted	5,490	46	5,455	43	5,897	40
Exercised	(2,634)	26	(2,985)	21	(1,966)	18
Forfeited	(191)	42	(1,082)	41	(632)	35
Options outstanding, end of year	29,055	$39	26,390	$36	25,002	$33
Options exercisable, end of year	16,560	$35	14,317	$31	12,857	$26

The Company’s stock options outstanding at December 29, 2002, were as follows:

(Shares in thousands)	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Options	Weighted Average Remaining Contractual Life	Weighted Remaining Exercise Price	Number of Options	Weighted Average Exercise Price
$ 10-20	3,045	3 years	$16	3,045	$16
$ 20-30	38	5 years	23	38	23
$ 30-40	5,435	6 years	34	5,435	34
$ 40-50	20,537	9 years	44	8,042	44
	29,055	7 years	$39	16,560	$35

As part of an initiative to simplify the corporate structure and administration of the Company, in December 2001, the Company merged out of existence a subsidiary (the “Subsidiary”) that had its own stock option plan. Following the merger, all outstanding Subsidiary stock options could no longer be exercised. To provide equitable treatment for the holders of the options under the Subsidiary stock option plan, the Company decided to pay the holders fair consideration for their options. The holders of most of the Subsidiary stock options received either cash or stock options exercisable for the Company’s Class A Common Stock (“Company stock options”). No payment was made to the holders of a smaller portion of the Subsidiary stock options, whose options had no value at the time of the merger or who were members of the Company’s Board of Directors or certain senior executives of the Company. The Company recognized $1.1 million of compensation expense in 2001, of which $0.8 million was related to the merger and the remaining amount related to the Subsidiary stock options. The Company recognized $1.9 million of compensation expense in 2000 related to the Subsidiary stock options.

The Subsidiary stock options that were exchanged for the Company stock options could result in compensation expense, related to the increase in the price of the Company’s Class A Common Stock over the grant price, in each period going forward until the stock options are exercised, forfeited or expire unexercised. The amount of compensation expense in 2002 was immaterial.

The weighted average fair values for stock option grants were $13.28 in 2002, $13.69 in 2001 and $13.94 in 2000. The weighted average values for the Company’s ESPP rights were $8.43 in 2002, $9.21 in 2001 and $9.46 in 2000. The weighted average values were estimated at the date of grant using the Black Scholes Option Valuation model and the assumptions presented in the table below.

	Stock Options			ESPP Rights
	2002	2001	2000	2002	2001	2000
Risk-free interest rate	3.03%	4.46%	5.00%	2.47%	5.6%	5.16%
Expected life	5 years	5 years	5 years	1.2 years	1.1 years	1.1 years
Expected volatility	30.95%	31.51%	34.09%	32.29%	31.51%	34.09%
Expected dividend yield	1.15%	1.14%	1.12%	1.62%	1.45%	1.33%

See Note 1 for the Company’s accounting policy for its Employee Stock-Based Plans, as well as the effect on net income and earnings per share had expense for the Employee Stock-Based Plans been recorded based on the fair value method under FAS 123, as amended.

15. CAPITAL STOCK

The Company’s Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders’ option on a share-for-share basis into Class A Common Stock. As provided for in the Company’s Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the directors of the Board, and the Class A and Class B Common Stock have the right to vote together on reservation of Company shares for stock options and other stock-related plans, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

On February 21, 2002, the Board of Directors authorized additional repurchase expenditures under the Company’s stock repurchase program for up to $300.0 million.

The Company paid $131.1 million in 2002, $623.7 million in 2001 and $580.6 million in 2000 to repurchase shares of Class A Common Stock. The Company repurchased 3.0 million shares in 2002 at an average cost of $43.67 per share, 15.0 million shares in 2001 at an average cost of $41.68 per share and 14.6 million shares in 2000 at an average cost of $39.77 per share.

During the period from December 29, 2002, through January 27, 2003, the Company paid $7.9 million to repurchase 0.2 million shares of Class A Common Stock at an average price of $45.68 per share. As of January 27, 2003, the remaining amount of the repurchase authorization from the Company’s Board of

Directors is $292.8 million. Under the authorization, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. The effect of repurchases on diluted earnings per share was an increase in earnings per share of $.02 in 2002, $.12 in 2001 and $.09 in 2000.

The Company retired 1.9 million, 13.9 million and 13.4 million shares from treasury stock in 2002, 2001 and 2000. The 2002 retirement resulted in a reduction of $78.5 million in treasury stock, $0.2 million in Class A Common Stock, and $78.3 million in Additional Paid-In Capital. The 2001 retirement resulted in a reduction of $573.1 million in treasury stock, $1.4 million in Class A Common Stock, $91.1 million in Additional Paid-In Capital and $480.6 million in Retained Earnings. The 2000 retirement resulted in a reduction of $513.5 million in treasury stock, $1.3 million in Class A Common Stock, $56.4 million in Additional Paid-In Capital and $455.8 million in Retained Earnings.

Under the 2003 Offering of the ESPP, eligible employees may purchase Class A Common Stock through payroll deductions during the 2003 plan year at the lower of $40.34 per share (85% of the average market price on October 15, 2002) or 85% of the average market price on November 28, 2003. Between 43% to 46% of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company issued 1.0 million shares in 2002 and 2001 and 1.1 million shares in 2000.

The Company awarded 140,000 shares in December 2002, 50,000 shares in December 2001 and 28,000 shares in December 2000 of restricted Class A stock to certain executives of the Company. The shares issued in 2002 and 2001 vest at the end of a 5-year period. The shares issued in 2000 vest 50% in December 2003 and 50% in 2004. The Company expenses the value of the shares awarded over their respective vesting periods.

Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 29, 2002	December 30, 2001
Stock Options Outstanding Available	29,055 11,358	26,390 16,657
Employee Stock Purchase Plan Available	9,812	10,785
Voluntary Conversion of Class B Common Stock
Available	844	847
Retirement Units and Other Awards
Outstanding	133	147
Available	1,715	1,855
Total
Outstanding	29,188	26,537
Available	23,729	30,144

The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

16. SEGMENT INFORMATION

Operating segments represent components of the Company’s business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Newspaper, Broadcast, and its digital and business information division, NYTD.

For the years presented herein, the Newspaper Group is comprised of the following operating segments, each of which has its own management: The New York Times, The New England Newspapers, which includes The Boston Globe (the “Globe”) and T&G, and 15 other newspapers (“Regional Newspapers”). The economic characteristics, products, services, production process, customer type and distribution methods for the operating segments of the Newspaper Group are substantially similar and have therefore been aggregated as a reportable segment.

Broadcast and NYTD are managed separately and have different economic characteristics from those of the Newspaper Group, and are therefore shown as separate reportable segments.

Prior to April 2001, the Magazine Group was reported as a separate reportable segment, but it has since been sold and its results of operations are classified as discontinued operations for all periods presented.

Revenues from individual customers, and revenues, operating profit and identifiable assets of foreign operations are not significant. For the years presented herein, the following are the Company’s reportable operating segments:

NEWSPAPER GROUP

The New York Times, the New England Newspaper Group, which includes the Globe and the T&G, Regional Newspapers, a newspaper distributor, and various other news-related services.

BROADCAST GROUP

Eight network-affiliated television stations and two radio stations.

NEW YORK TIMES DIGITAL

NYTD consists of NYTimes.com, Boston.com and Digital Archive Distribution, which licenses archive databases of The Times and the Globe to electronic information providers.

The Company’s Statements of Income on a segment basis were as follows:

	Years Ended
	December 29,	December 30,	December 31,
(In thousands)	2002	2001	2000
REVENUES
Newspapers	$2,864,135	$2,826,116	$3,160,247
Broadcast	155,799	140,914	160,297
New York Times Digital	71,795	60,337	66,590
Intersegment eliminations(A)	(12,722)	(11,409)	(13,117)
Total	$3,079,007	$3,015,958	$3,374,017
OPERATING PROFIT (LOSS)
Newspapers	$531,605	$388,974	$677,643
Broadcast	48,962	35,195	48,818
New York Times Digital	8,258	(7,318)	(70,007)
Unallocated corporate expenses	(43,957)	(42,448)	(39,875)
Total	544,868	374,403	616,579
Net (loss)/income from joint ventures	(13,046)	7,650	15,914
Interest expense, net	45,435	47,199	64,098
Gain on dispositions of assets and other – net	5,000	5,000	85,349
Income from continuing operations before income taxes	491,387	339,854	653,744
Income taxes	191,640	137,632	267,504
Income from continuing operations	299,747	202,222	386,240
Income from operations of discontinued Magazine Group, net of income taxes	—	1,192	11,296
Gain on disposal of Magazine Group, net of income taxes	—	241,258	—
Discontinued operations, net of income taxes	—	242,450	11,296
NET INCOME	$299,747	$444,672	$397,536

(A)  Intersegment eliminations primarily include license fees between NYTD and other segments.

The Newspaper Group operating profit includes Buyouts of $12.5 million in 2002, $86.5 million in 2001 and $2.1 million in 2000.

The Broadcast Group operating profit includes Buyouts of $0.2 million in 2001 and $0.9 million in 2000.

NYTD operating losses includes Buyouts of $0.7 million in 2001 and $0.4 million in 2000. Additionally, the 2000 operating loss includes a $22.7 million pre-tax noncash charge for a write-down of intangible assets related to an acquisition made in 1999.

Unallocated corporate expenses include Buyouts of $0.1 million in 2002, $3.0 million in 2001, and $1.0 million in 2000.

Advertising, circulation and other revenue, by division of the Newspaper Group, were as follows:

				% Change
(In millions)	2002	2001	2000	02-01	01-00
The New York Times
Advertising	$1,086.7	$1,098.5	$1,306.2	(1.1)	(15.9)
Circulation	564.2	508.2	476.6	11.0	6.6
Other	139.7	151.7	144.6	(7.9)	4.9
Total	$1,790.6	$1,758.4	$1,927.4	1.8	(8.8)
New England Newspaper Group
Advertising	$441.2	$451.3	$552.3	(2.2)	(18.3)
Circulation	173.1	162.1	159.4	6.8	1.7
Other	30.6	27.5	35.2	11.1	(21.9)
Total	$644.9	$640.9	$746.9	0.6	(14.2)
Regional Newspapers
Advertising	$326.6	$323.8	$368.6	0.9	(12.1)
Circulation	87.9	89.4	101.2	(1.7)	(11.7)
Other	14.1	13.6	16.1	4.2	(15.9)
Total	$428.6	$426.8	$485.9	0.4	(12.2)
Total Newspaper Group
Advertising	$1,854.5	$1,873.6	$2,227.1	(1.0)	(15.9)
Circulation	825.2	759.7	737.2	8.6	3.1
Other	184.4	192.8	195.9	(4.4)	(1.6)
Total	$2,864.1	$2,826.1	$3,160.2	1.3	(10.6)

The percentage change (2001 vs. 2000) excluding the divested Regionals were as follows:
	% Change
	Regional Newspapers	Total Newspaper Group
Advertising	(4.0)	(14.7)
Circulation	(3.1)	4.3
Other	(4.5)	(0.6)
Total	(3.8)	(9.4)

The Company’s segment depreciation and amortization, capital expenditures and identifiable assets reconciled to consolidated amounts were as follows:

	Years Ended
	December 29,	December 30,	December 31,
(In thousands)	2002	2001	2000
DEPRECIATION AND AMORTIZATION(A)
Newspapers	$127,870	$161,298	$164,977
Broadcast	8,168	16,069	16,732
New York Times Digital(B)	7,349	7,373	33,314
Corporate	9,960	8,942	11,333
Investment in joint ventures	—	352	352
Total	$153,347	$194,034	$226,708
CAPITAL EXPENDITURES
Newspapers	$145,764	$67,695	$50,882
Broadcast	14,542	11,130	9,001
New York Times Digital	1,765	6,032	20,136
Corporate	2,814	5,510	5,281
Total	$164,885	$90,367	$85,300
IDENTIFIABLE ASSETS
Newspapers	$2,713,923	$2,652,835	$2,754,716
Broadcast	370,717	364,709	368,112
Magazines	—	—	55,964
New York Times Digital	30,401	31,745	38,378
Corporate	273,539	302,584	282,189
Investment in joint ventures	245,262	86,811	107,320
Total	$3,633,842	$3,438,684	$3,606,679

(A)  In the beginning of 2002 the Company adopted FAS 142 which ceased the amortization of goodwill and certain other intangibles (see Note 2).

(B)  In 2000 the Company recorded a write-down of intangible assets related to an acquisition made in 1999 amounting to $22.7 million, which was included in amortization expense.

17. COMMITMENTS AND CONTINGENT LIABILITIES

NEW HEADQUARTERS BUILDING

The Company is in the process of developing a condominium office building (the “Building”) in New York City that will serve as its new headquarters. In December 2001 a wholly-owned subsidiary of the Company (“NYT”) and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, “FC”) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building. The Building will contain approximately 1.54 million square feet of space, of which approximately 825,000 square feet will be occupied by the Company.

The Building Partnership is a New York limited liability company and a separate and distinct legal entity from the Company. NYT’s and FC’s percentage interest in the Building Partnership are approximately 58% and 42%, respectively, as of December 29, 2002. For financial reporting purposes, the Building Partnership’s assets, liabilities and earnings are consolidated with those of the Company, and FC’s minority interest in the Building Partnership is included in “Other Liabilities — Other” in the Company’s Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001. Capital expenditures attributable to NYT’s interest in the Building are included in “Construction and equipment installation in progress” and capital expenditures attributable to FC’s interest in the Building are included in “Miscellaneous Assets” in the Company’s Consolidated Balance Sheets. The Building Partnership had no impact on the Company’s Consolidated Statements of Income in 2002 or 2001.

The Company’s Board of Directors has approved $87.3 million of NYT’s share of the new building cost to date. NYT incurred capital expenditures of $21.7 million in

2002 and $22.6 million in 2001, excluding capitalized interest and salaries.

In December 2001 the Building Partnership entered into a land acquisition and development agreement (“LADA”) for the Building site with a New York State agency, which subsequently acquired title to the site through a condemnation proceeding. Pursuant to the LADA, the Building Partnership, which is a consolidated subsidiary of the Company, is required to fund all of the costs of acquiring the Building site. The Building Partnership has posted letters of credit totaling approximately $106.9 million with respect to such acquisition costs. The Company posted a letter of credit in the amount of $61.6 million, of which $50.0 million remained undrawn as of December 29, 2002, as NYT’s share of such costs. FC posted a letter of credit in the amount of $45.3 million, of which $36.8 million remained undrawn as of December 29, 2002, as its share of these costs. The transaction price for the Building site is $85.6 million. To the extent that actual costs to acquire the Building site exceed $85.6 million, the Building Partnership is entitled to a credit against payments due under the ground lease described below.

In the case that vacant possession of the Building site is not delivered to the Building Partnership by August 12, 2004, FC may require NYT to purchase FC’s entire interest in the Building Partnership by reimbursing FC for certain site acquisition costs paid by FC and assuming certain other site acquisition costs incurred but not yet paid by FC. The total amount of such additional site acquisition costs to be paid or assumed by NYT in such event is currently estimated to be approximately $24 million. The Company believes that the likelihood that the Building Partnership will not obtain vacant possession of the Building site prior to August 12, 2004 is remote.

Upon obtaining vacant possession of the Building site, the New York State agency will lease the site to the Building Partnership under a 99-year lease (the “ground lease”). Under the terms of the ground lease, no fixed rent is payable, but the Building Partnership is required to make payments in lieu of real estate taxes (PILOT), percentage (profit) rent with respect to retail portions of the Building and certain other payments over the term of the ground lease. The ground lease gives the Building Partnership the option to purchase the Building site after 29 years for nominal consideration.

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

Rental expense amounted to $34.0 million in 2002, $38.1 million in 2001 and $37.4 million in 2000. The approximate minimum rental commitments under noncancelable leases at December 29, 2002, were as follows: 2003, $19.2 million; 2004, $16.7 million; 2005, $15.2 million; 2006, $13.7 million; 2007, $12.4 million and $57.5 million thereafter.

CAPITAL LEASES

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments at December 29, 2002, are as follows:

(In thousands)	Amount
2003	$7,876
2004	7,468
2005	7,072
2006	7,054
2007	6,995
Later years	112,283
Total minimum lease payments	$148,748
Less imputed interest	(66,637)
Present value of net minimum lease payments including current maturities	$82,111

GUARANTEES

The Company has outstanding guarantees on behalf of  a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of three third parties that provide printing and distribution services for The Times’s National Edition (the “National Edition printers”).

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (“credit facility guarantee”). The total amount of the credit facility guarantee was approximately $13 million as of December 29, 2002. The credit facility expires in June 2003 and is renewable. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain financing. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of four property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (“property lease guarantees”). The total amount of the property lease guarantees was approximately $8 million as of December 29, 2002. The property leases expire at various dates through May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaults under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of equipment leases of two of the National Edition printers and any miscellaneous costs related to any default thereunder (“equipment lease guarantees”). The total amount of the equipment lease guarantees was approximately $10 million as of December 29, 2002. One of the equipment leases expires in March 2011 but is cancelable in March 2006 and the other equipment lease expires in February 2011 but is cancelable in February 2006. The Company made the equipment lease guarantees to allow the National Edition printers to obtain a lower cost of borrowing.

The Company has also guaranteed debt of one of the three National Edition printers and any miscellaneous costs related to any default thereunder (“debt guarantee”). The total amount of the debt guarantee was approximately $9 million as of December 29, 2002. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing. The Company has obtained a secured guarantee from a related party of the National Edition printer to repay the Company for any amounts that it would pay under the debt guarantee. In addition, the Company has a security interest in the equipment that was purchased by the National Edition printer with the funds it received from its debt issuance, as well as other equipment and real property.

The Company would have to perform the obligations of the National Edition printers under the equipment and debt guarantees if the National Edition printers default under the terms of their equipment lease or debt agreements.

OTHER

The Company has letters of credit of approximately $28 million, that are required by insurance companies, to provide support for the Company’s workers compensation liability that is included in the Company’s Consolidated Balance Sheet as of December 29, 2002.

There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing these actions with legal counsel to the Company that the ultimate liability that might result from these actions would not have a material adverse effect on the Company’s Consolidated Financial Statements.

18. SUBSEQUENT EVENTS

On January 1, 2003, the Company purchased the Washington Post Company’s 50% interest in the IHT for approximately $65 million. Beginning in 2003, the IHT, which is now 100% owned by the Company, will be consolidated in the Company’s financial statements as part of the Newspaper Group. The purchase was funded through the Company’s commercial paper program. The allocation of the purchase price of the remaining 50% interest in the IHT among the net assets acquired is in the process of being completed.

INDEPENDENT AUDITORS’ REPORT

BOARD OF DIRECTORS
AND STOCKHOLDERS OF
THE NEW YORK TIMES COMPANY

We have audited the accompanying consolidated balance sheets of The New York Times Company (the “Company”) as of December 29, 2002 and December 30, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2002.  Our audits also included the financial statement schedules listed in the Index at Item 15(b).  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

New York, New York
January 27, 2003

MANAGEMENT’S RESPONSIBILITIES REPORT

The Company’s consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on management’s best estimates and judgments.

Management is further responsible for maintaining a system of internal accounting control, designed to provide reasonable assurance that the Company’s assets are adequately safeguarded and that the accounting records reflect transactions executed in accordance with management’s authorization. The system of internal control is continually reviewed for its effectiveness and is augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit.

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

Russell T. Lewis
President and Chief Executive Officer
The New York Times Company

Leonard P. Forman
Senior Vice President and Chief Financial Officer
The New York Times Company

QUARTERLY INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year
(In millions, except per share data)	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001
Revenues	$737.1	$778.2	$772.2	$760.3	$729.5	$696.9	$840.2	$780.6	$3,079.0	$3,016.0
Costs and expenses
Production costs
Raw materials	68.7	85.1	64.2	83.9	59.0	71.6	70.4	80.6	262.3	321.2
Wages and benefits	154.0	153.1	154.2	148.5	154.5	145.4	157.0	147.2	619.7	594.2
Other	114.5	118.4	114.3	117.4	119.0	118.5	122.9	123.4	470.7	477.7
Total production costs	337.2	356.6	332.7	349.8	332.5	335.5	350.3	351.2	1,352.7	1,393.1
Selling, general and administrative expenses	301.3	307.1	297.7	362.3	284.8	280.1	297.7	299.0	1,181.5	1,248.5
Operating profit	98.6	114.5	141.8	48.2	112.2	81.3	192.2	130.4	544.8	374.4
Net income/(loss) from joint ventures	0.1	0.9	(2.3)	0.8	(5.1)	2.4	(5.7)	3.6	(13.0)	7.7
Interest expense, net	10.6	14.7	11.6	10.4	11.7	11.3	11.5	10.8	45.4	47.2
Gain on dispositions of assets and other – net	1.2	1.2	1.2	1.2	1.3	1.3	1.3	1.3	5.0	5.0
Income from continuing operations before income taxes	89.3	101.9	129.1	39.8	96.7	73.7	176.3	124.5	491.4	339.9
Income taxes	34.8	41.8	50.4	15.6	37.7	29.9	68.8	50.4	191.7	137.7
Income from continuing operations	54.5	60.1	78.7	24.2	59.0	43.8	107.5	74.1	299.7	202.2
Income from operations of discontinued Magazine Group	—	1.2	—	—	—	—	—	—	—	1.2
Gain on disposal of Magazine Group	—	—	—	241.3	—	—	—	—	—	241.3
Discontinued operations, net of income taxes	—	1.2	—	241.3	—	—	—	—	—	242.5
Net income	$54.5	$61.3	$78.7	$265.5	$59.0	$43.8	$107.5	$74.1	$299.7	$444.7
Average number of common shares outstanding
Basic	151.1	161.9	151.8	158.8	151.7	155.9	151.7	151.8	151.6	157.1
Diluted	154.2	165.1	155.6	161.7	154.7	158.9	154.7	154.6	154.8	160.1
Basic earnings per share
Income from continuing operations	$.36	$.37	$.52	$.15	$.39	$.28	$.71	$.49	$1.98	$1.29
Discontinued operations, net of income taxes	—	.01	—	1.52	—	—	—	—	—	1.54
Net income	$.36	$.38	$.52	$1.67	$.39	$.28	$.71	$.49	$1.98	$2.83
Diluted earnings per share
Income from continuing operations	$.35	$.36	$.51	$.15	$.38	$.28	$.69	$.48	$1.94	$1.26
Discontinued operations, net of income taxes	—	.01	—	1.49	—	—	—	—	—	1.52
Net income	$.35	$.37	$.51	$1.64	$.38	$.28	$.69	$.48	$1.94	$2.78
Dividends per share	$.125	$.115	$.135	$.125	$.135	$.125	$.135	$.125	$.53	$.49

•         All earnings per share amounts for items below are on a diluted basis.

•         For comparability, certain prior year amounts have been reclassed to conform with the 2002 presentation.

The 2002 and 2001 quarters do not equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table on the preceding page.

The Company’s largest source of revenue is advertising, which influences the pattern of the Company’s quarterly consolidated revenues and is seasonal in nature. Second-quarter and fourth-quarter advertising revenue is generally higher than that which occurs in the first and third quarters. Advertising revenue tends to be lower in these quarters primarily because economic activity is lower in the post holiday season and summer periods. This trend was masked in 2001, as advertising revenue declined during the first three quarters of 2001, due to a significant cyclical decline. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company’s business segments as well as the occurrence of certain international, national and local events.

Quarterly information for 2002 and 2001 include the following items:

♦  First-quarter 2002 results included a $9.6 million pre-tax charge ($5.9 million after tax, or $.04 per share) for work force reduction expenses (“Buyouts”) and $1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) in connection with a five-year $25.0 million non-compete agreement related to the sale of the Santa Barbara News-Press in 2000 (the “non-compete agreement”). The income is recognized on a straight-line basis over the life of the agreement.

♦  First-quarter 2001 results included $1.3 million in pre-tax income ($0.7 million after tax, or less than $.01 per share) in connection with the non-compete agreement and $10.7 million in amortization expense ($9.2 million after tax or $.06 per share) which would not have been expensed if Statement of Financial Accounting Standards (“FAS”) No. 142 Goodwill and Other Intangible Assets, had been adopted at the beginning of 2001.

♦  Second-quarter 2002 results included a $3.0 million pre-tax charge ($1.8 million after tax, or $.01 per share) for Buyouts and $1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) related to the non-compete agreement.

♦  Second-quarter 2001 results included a $412.0 million pre-tax gain ($241.3 million after tax, or $1.49 per share) resulting from the sale of Golf Digest, Golf Digest Woman, Golf World and Golf World Business. In the same period, there was a $79.1 million pre-tax charge ($47.1 million after tax, or $.29 per share) for Buyouts. Additionally, there was $1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) related to the non-compete agreement and $10.7 million in amortization expense ($9.2 million after tax or $.06 per share) which would not have been expensed if FAS 142 had been adopted at the beginning of 2001.

♦  Third-quarter 2002 results included $1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) related to the non-compete agreement.

♦  Third-quarter 2001 results included a $5.4 million pre-tax charge ($3.2 million after tax, or $.02 per share) for Buyouts, $1.3 million in pre-tax income ($0.7 million after tax, or less than $.01 per share) related to the non-compete agreement and $10.7 million in amortization expense ($9.2 million after tax or $.05  per share) which would not have been expensed if FAS 142 had been adopted at the beginning of 2001.

♦  Fourth-quarter 2002 results included $1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) related to the non-compete agreement.

♦  Fourth-quarter 2001 results included a $5.9 million pre-tax charge ($3.5 million after tax, or $.02 per share) for Buyouts, $1.3 million in pre-tax income ($0.7 million after tax, or less than $.01 per share) related to the non-compete agreement and $10.7 million in amortization expense ($9.2 million after tax or $.06 per share) which would not have been expensed if FAS 142 had been adopted at the beginning of 2001.

MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of January 27, 2003 was as follows: Class A Common Stock: 10,012; Class B Common Stock: 37.

The market price range of Class A Common Stock was
as follows:

Quarter Ended	2002		2001
	High	Low	High	Low
March	$48.51	$41.66	$45.50	$38.50
June	52.79	46.25	43.76	37.93
September	51.88	39.98	47.60	37.42
December	50.11	41.62	46.70	38.36
Year	52.79	39.98	47.60	37.42

THE NEW YORK TIMES COMPANY

VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 29, 2002

Column A	Column B	Column C	Column D	Column E
(In thousands) Description	Balance at beginning of period	Additions charged to costs and expenses or revenues	Deductions for purposes for which accounts were set up	Balance at end of period
Year Ended December 29, 2002
Deducted from assets to which they apply
Uncollectible accounts	$37,449	$43,454	$47,665	$33,238
Returns and allowances, etc.	5,148	4,786	5,320	4,614
Total	$42,597	$48,240	$52,985	$37,852
Year Ended December 30, 2001
Deducted from assets to which they apply
Uncollectible accounts	$38,875	$56,046	$57,472	$37,449
Returns and allowances, etc.	5,294	7,770	7,916	5,148
Total	$44,169	$63,816	$65,388	$42,597
Year Ended December 31, 2000
Deducted from assets to which they apply
Uncollectible accounts	$33,596	$68,020	$62,741	$38,875
Returns and allowances, etc.	6,153	11,189	12,048	5,294
Total	$39,749	$79,209	$74,789	$44,169

S-1