Form 10-Q
period 2003-03-30
NEW YORK TIMES CO
filed 2003-05-12
CIK 71691

FORM 10-Q

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended March 30, 2003

Commission file number 1-5837

THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

New York	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

229 West 43rd Street, New York, New York (Address of principal executive offices)

10036 (Zip Code)

Registrant's telephone number, including area code 212-556-1234

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No .

Number of shares of each class of the registrant's common stock outstanding as of May 2, 2003 (exclusive of treasury shares):

Class A Common Stock	149,928,580 shares
Class B Common Stock	843,806 shares

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)
(Dollars and shares in thousands, except per share data)

	For the Quarters Ended
	March 30, 2003	March 31, 2002
	(13 Weeks)
Revenues
Advertising	$513,154	$488,647
Circulation	221,001	201,255
Other	49,585	47,195
Total	783,740	737,097
Production costs
Raw materials	66,221	68,684
Wages and benefits	167,847	153,963
Other	117,390	114,481
Total	351,458	337,128
Selling, general and administrative expenses	309,987	301,438
Total	661,445	638,566
Operating profit	122,295	98,531
Net (loss)/income from joint ventures	(6,225)	69
Interest expense – net	11,802	10,555
Other income	9,527	1,250
Income before income taxes	113,795	89,295
Income taxes	44,949	34,825
Net Income	$68,846	$54,470
Average Number of Common Shares Outstanding
Basic	151,845	151,104
Diluted	154,598	154,249
Basic Earnings Per Share	$.45	$.36
Diluted Earnings Per Share	$.45	$.35
Dividends Per Share	$.135	$.125

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 30, 2003	December 29, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$39,448	$36,962
Accounts receivable – net	344,453	358,335
Inventories
Newsprint and magazine paper	25,504	20,531
Work-in-process and other	2,564	2,769
Total inventories	28,068	23,300
Deferred income taxes	73,528	73,528
Other current assets	49,842	70,931
Total current assets	535,339	563,056
Other Assets
Investments in joint ventures	227,875	245,262
Property, plant and equipment (less accumulated depreciation and amortization of $1,247,422 in 2003 and $1,230,049 in 2002)	1,207,680	1,197,368
Intangible assets acquired
Goodwill	1,091,669	1,017,766
Other intangible assets acquired (less accumulated amortization of $114,004 in 2003 and $109,520 in 2002)	370,829	375,313
Miscellaneous assets	276,422	235,077
Total assets	$3,709,814	$3,633,842

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 30, 2003	December 29, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Commercial paper outstanding	$224,220	$178,120
Accounts payable	171,050	177,712
Accrued payroll and other related liabilities	93,078	131,484
Accrued expenses	148,823	130,566
Unexpired subscriptions	78,021	66,514
Current portion of long-term debt and capital lease obligations	51,386	51,340
Total current liabilities	766,578	735,736
Other Liabilities
Long-term debt	648,476	648,563
Capital lease obligations	79,861	80,226
Deferred income taxes	75,748	73,824
Other	867,024	826,186
Total other liabilities	1,671,109	1,628,799
Total liabilities	2,437,687	2,364,535
Stockholders' Equity
Capital stock of $.10 par value
Class A – authorized 300,000,000 shares; issued: 2003 – 156,696,690; 2002 – 156,372,373 (including treasury shares: 2003 – 6,337,552; 2002 – 5,000,000)	15,670	15,637
Class B – convertible – authorized 843,806 shares; issued: 2003 and 2002 – 843,806	84	84
Additional paid-in capital	21,296	9,269
Retained earnings	1,621,981	1,573,661
Common stock held in treasury, at cost	(274,699)	(214,381)
Deferred compensation	(7,928)	(8,432)
Accumulated other comprehensive loss, net of income taxes	(104,277)	(106,531)
Total stockholders' equity	1,272,127	1,269,307
Total liabilities and stockholders' equity	$3,709,814	$3,633,842

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(Dollars in thousands)

	For the Quarters Ended
	March 30, 2003	March 31, 2002
	(13 Weeks)
Operating activities
Net cash provided by/(used in) operating activities	$148,123	$(65,194)
Investing activities
Additions to property, plant and equipment – net	(41,646)	(26,103)
Acquisition	(65,059)	—
Investment	—	(74,560)
Other investing payments	(47,134)	(2,916)
Net cash used in investing activities	(153,839)	(103,579)
Financing activities
Commercial paper borrowings	46,099	223,931
Long-term obligations:
Increase	—	—
Decrease	(462)	(835)
Capital shares:
Issuance	8,830	23,664
Repurchase	(60,951)	(41,724)
Dividends paid to stockholders	(20,526)	(18,730)
Other financing proceeds	35,033	1,808
Net cash provided by financing activities	8,023	188,114
Increase in cash and cash equivalents	2,307	19,341
Effect of exchange rate changes on cash and cash equivalents	179	—
Cash and cash equivalents at the beginning of the year	36,962	51,952
Cash and cash equivalents at the end of the quarter	$39,448	$71,293

SUPPLEMENTAL DATA

Acquisition and Investment

On January 1, 2003, the Company purchased the remaining 50% interest in the International Herald Tribune which it did not previously own for approximately $65 million. See Note 3 for additional information regarding this acquisition.

In February 2002 New England Sports Ventures, LLC ("NESV"), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for an interest of approximately 17% in NESV.

Other

In the first quarter of 2003, additions to property, plant and equipment are net of a reimbursement of remediation costs at one of the Company's major printing facilities, which had been previously capitalized.

The Company's and its development partner's interests in the Company's proposed new headquarters are approximately 58% and 42% (see Note 11). Due to the Company's majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company. Capital expenditures attributable to the Company's development partner's interest in the Company's proposed new headquarters are included in Investing Activities — Other investing payments and were $41.9 million in the first quarter of 2003 and $1.0 million in the first quarter of 2002. Cash received from the development partner for capital expenditures is included in Financing Activities — Other financing proceeds and was $35.0 million in the first quarter of 2003 and $1.8 million in the first quarter of 2002.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    General

In the opinion of The New York Times Company's (the "Company") management, the Condensed Consolidated Financial Statements present fairly the financial position, results of operations and cash flows of the Company as of and for the periods ended March 30, 2003, and March 31, 2002. All normal recurring adjustments necessary for a fair presentation have been included and all significant intercompany accounts and transactions have been eliminated in consolidation. The Company's Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of a full year's operations. Certain reclassifications have been made to the 2002 Condensed Consolidated Financial Statements to conform with classifications used as of and for the period ended March 30, 2003. The fiscal periods included herein comprise 13 weeks.

As of March 30, 2003, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K, have not changed from December 29, 2002, except for the adoption of the following pronouncements. On January 1, 2003, the Company adopted the recognition provisions of Financial Accounting Standards Board Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Statement of Financial Accounting Standards ("FAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of the provisions of FIN 45 and FAS 146, which are detailed in the Company's Annual Report on Form 10-K, did not have a material effect on the Company's Condensed Consolidated Financial Statements.

2.    Stock Option and Employee Stock Purchase Plans

The Company applies the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plan and employee stock purchase plan ("ESPP") (together "Employee Stock-Based Plans"). Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. The Company does not record compensation expense for rights to purchase shares under its ESPP because it satisfies certain conditions under APB 25.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Plans been recorded based on the fair value method under FAS 123, as amended, Accounting for Stock-Based Compensation.

	For the Quarters Ended
(Dollars in thousands, except per share data)	March 30, 2003	March 31, 2002
Reported net income	$68,846	$54,470
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(12,149)	(12,244)
Pro forma net income	$56,697	$42,226
Earnings per share:
Basic – as reported	$.45	$.36
Basic – pro forma	$.37	$.28
Diluted – as reported	$.45	$.35
Diluted – pro forma	$.37	$.28

In the first quarter of 2003, stock options to purchase 0.1 million shares of common stock at approximately $47 per share were outstanding and were not included in the computation of diluted earnings per share because the stock options' exercise price was greater than the average market price of the common shares.

3.    Acquisition

On January 1, 2003, the Company purchased the remaining 50% interest in the International Herald Tribune (the "IHT") which it did not previously own for approximately $65 million. The IHT is an international English language newspaper and as a result of the acquisition, it is expected to be the primary international print outlet for the journalism of The New York Times ("The Times"). The purchase was funded through the Company's commercial paper program. The excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill (see Note 4 for additional information on goodwill). The purchase price allocation is preliminary and further adjustments are probable based on additional information and the completion of a final valuation. Beginning in 2003, the operating results of the IHT are included within The Times's results as part of the Newspaper Group. The purchase of the IHT is not material to the Company's Condensed Consolidated Financial Statements.

4.    Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair market value of tangible net assets acquired. Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, advertiser and subscriber relationships, as well as other assets. Other intangible assets (mastheads and licenses), which have indefinite lives, are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets (advertiser and subscriber relationships and other assets) are amortized over their estimated useful lives.

The annual impairment tests for goodwill and other intangible assets not amortized will be completed in the fourth quarter of 2003.

The changes in the carrying amount of goodwill for the quarter ended March 30, 2003, are as follows:

	Newspaper Group	Broadcast Group	Total
(Dollars in thousands)
Balance as of December 30, 2002	$976,857	$40,909	$1,017,766
Goodwill acquired during year	75,722	—	75,722
Goodwill written off	(3,859)	—	(3,859)
Foreign currency translation	2,040	—	2,040
Balance as of March 30, 2003	$1,050,760	$40,909	$1,091,669

Goodwill acquired during the year resulted from the purchase of the remaining 50% interest in the IHT. The amount of goodwill acquired during the year is subject to change with the completion of the final purchase price allocation. Goodwill written off was related to the closing of a small job fair business (see Note 6 for additional information). The foreign currency translation line item above reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the IHT.

Other intangible assets as of March 30, 2003, and December 29, 2002, were as follows:

	March 30, 2003		December 29, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(Dollars in thousands)
Amortized other intangible assets:
Customer lists	$203,040	$108,305	$203,040	$104,149
Other	5,747	5,699	5,747	5,371
Total	208,787	114,004	208,787	109,520
Unamortized other intangible assets:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	55,852	—	55,852	—
Total	276,046	—	276,046	—
Total other intangible assets	$484,833	$114,004	$484,833	$109,520

As of March 30, 2003, the weighted-average amortization period was 12 years for customer lists and 10 years for other intangible assets included in the table above.

Amortization expense related to other intangible assets acquired, which is subject to amortization, was $4.5 million for the first quarter of 2003 and is expected to be $17.0 million for the full-year 2003. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands)
Year	Amount
2004	$16,648
2005	16,625
2006	13,478
2007	4,477
2008	4,477

5.    Income Taxes

The Company's effective income tax rate in the first quarter of 2003 was 39.5% compared with 39.0% in the 2002 first quarter. The Company expects its effective income tax rate in 2003 will be 39.5%.

6.    Other Income and Expenses

Other income in the Company's Condensed Consolidated Statements of Income in the first quarter of 2003 includes a pre-tax gain of $8.3 million ($5.0 million after tax, or $.03 per share) related to a credit for future advertising issued by the Company, which was not used within the allotted time by the advertiser, and pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) related to a non-compete agreement. Other income in the first quarter of 2002 includes pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) related to a non-compete agreement.

In March 2003, the Company closed a small job fair business resulting in a pre-tax charge of $4.6 million ($2.8 million after tax, or $.02 per share). The charge primarily consisted of the write-off of goodwill (see Note 4). The charge is recorded in Selling, general and administrative ("SGA") expenses in the Company's Condensed Consolidated Statements of Income and did not have a material impact on the Company's Condensed Consolidated Financial Statements.

The Company did not record any work force reduction expenses in the first quarter of 2003. There was a pre-tax charge of $9.6 million ($5.9 million after tax, or $.04 per share) for work force reduction expenses in the first quarter of 2002. These charges are included in SGA expenses in the Company's Condensed Consolidated Statements of Income. Accruals for these work force reduction expenses are primarily included in "Accrued expenses" in the Company's Condensed Consolidated Balance Sheets and amounted to $2.5 million as of March 30, 2003, and $4.4 million as of December 29, 2002.

7.    Debt Obligations

The Company has a total of $600.0 million available to borrow under its revolving credit agreements. These revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Under these agreements, $397.2 million of stockholders' equity was unrestricted as of March 30, 2003, and $394.4 million was unrestricted as of December 29, 2002.

The Company had commercial paper outstanding of $224.2 million with an annual weighted average interest rate of 1.3% as of March 30, 2003, and $178.1 million with an annual weighted average interest rate of 1.3% as of December 29, 2002. These commercial paper obligations are supported by the revolving credit agreements, which had no amounts outstanding as of March 30, 2003, or December 29, 2002. The amount available under the commercial paper facility was $375.8 million as of March 30, 2003.

The Company's total debt, including commercial paper and capital leases, was $1.0 billion as of March 30, 2003, and $958.2 million as of December 29, 2002.

8.    Common Stock

During the first quarter of 2003, the Company repurchased 1.3 million shares of Class A Common Stock at a cost of $60.7 million. The average price of these repurchases was $45.07 per share. From March 31, 2003, through May 2, 2003, the Company repurchased 0.5 million shares at a cost of $20.8 million. As of May 2, 2003, the remaining amount of the aggregate repurchase authorization from the Company's Board of Directors was $219.1 million.

On April 15, 2003, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock from $.135 per share to $.145 per share, effective with the June 2003 dividend.

9.    Comprehensive Income

Comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains/(losses) on available-for-sale securities, unrealized gains/(losses) on cash-flow hedges, as well as net income reported in the Company's Condensed Consolidated Statements of Income.

Comprehensive income for 2003 and 2002 was as follows:

	For the Quarters Ended
	March 30, 2003	March 31, 2002
(Dollars in thousands)
Net Income	$68,846	$54,470
Foreign currency translation adjustments	3,051	(67)
Unrealized gain arising during period	—	91
Unrealized derivative gains on cash-flow hedges	465	908
Income tax charge	(1,262)	(376)
Comprehensive income	$71,100	$55,026

The "Accumulated other comprehensive loss, net of income taxes" in the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $78.1 million as of March 30, 2003, and $79.4 million as of December 29, 2002.

10.    Segment Statements of Income

The Company's reportable segments consist of its Newspaper, Broadcast and New York Times Digital Groups. These segments are evaluated regularly by key management in assessing performance and allocating resources. On January 1, 2003, the Company purchased the remaining 50% interest in the IHT which it did not previously own. Beginning in 2003, the operating results of the IHT are included within The Times's results as part of the Newspaper Group. The operating results of the IHT are not material to the Condensed Consolidated Financial Statements.

	For the Quarters Ended
	March 30, 2003	March 31, 2002
(Dollars in thousands)
REVENUES
Newspapers	$735,051	$691,468
Broadcast	32,205	31,959
New York Times Digital	19,625	16,162
Intersegment eliminations (A)	(3,141)	(2,492)
Total	$783,740	$737,097
OPERATING PROFIT (LOSS)
Newspapers	$125,600	$102,825
Broadcast	4,962	6,408
New York Times Digital	3,196	181
Unallocated corporate expenses	(11,463)	(10,883)
Total	122,295	98,531

Net (loss)/income from joint ventures	(6,225)	69
Interest expense-net	11,802	10,555
Other income	9,527	1,250
Income before income taxes	113,795	89,295
Income taxes	44,949	34,825
Net Income	$68,846	$54,470

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable segments.

(A)	Intersegment eliminations primarily represent license fees between New York Times Digital and other segments.

11.    Contingent Liabilities

New Headquarters Building

A wholly-owned subsidiary of the Company ("NYT") and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, "FC") are the sole members of The New York Times Building LLC (the "Building Partnership"), a partnership established for the purpose of constructing the Company's proposed new headquarters.

The Building Partnership, which is a consolidated subsidiary of the Company, is required to fund all of the costs of acquiring the building site. The Building Partnership had posted letters of credit totaling $106.9 million with respect to such acquisition costs. NYT posted a letter of credit in the amount of $61.6 million, of which $8.8 million remained undrawn as of March 30, 2003, for its share of such costs. FC posted a letter of credit in the amount of $45.3 million, of which $6.5 million remained undrawn as of March 30, 2003, for its share of these costs. In April 2003, an increase to the letters of credit was posted in the amount of $27.1 million, of which $15.6 million was NYT's portion and $11.5 million was FC's portion. Including this increase, the amount of the letters of credit that remained undrawn were $24.4 million, for NYT's share of such costs and $18.0 million, for FC's share of such costs.

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and The Boston Globe (the "circulation servicer"), and on behalf of three third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers").

The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was $20 million as of March 30, 2003. The amount outstanding under the credit facility, which expires in February 2004 and is renewable, was approximately $16 million as of March 30, 2003. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain financing. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of four property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the "property lease guarantees"). The total amount of the property lease guarantees was approximately $8 million as of March 30, 2003. The property leases expire at various dates through May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of equipment leases of two of the National Edition printers and any miscellaneous costs related to any default thereunder (the "equipment lease guarantees"). The total amount of the equipment lease guarantees was approximately $10 million as of March 30, 2003. One of the equipment leases expires in March 2011 but is cancelable in March 2006 and the other equipment lease expires in February 2011 but is cancelable in February 2006. The Company made the equipment lease guarantees to allow the National Edition printers to obtain a lower cost of borrowing.

The Company has also guaranteed debt of one of the three National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $9 million as of March 30, 2003. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

The Company has obtained a secured guarantee from a related party of the National Edition printer to repay the Company for any amounts that it would pay under the debt guarantee. In addition, the

Company has a security interest in the equipment that was purchased by the National Edition printer with the funds it received from its debt issuance, as well as other equipment and real property.

The Company would have to perform the obligations of the National Edition printers under the equipment and debt guarantees if the National Edition printers defaulted under the terms of their equipment leases or debt agreements.

Other

The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company's workers' compensation liability. The workers' compensation liability is included in the Company's Condensed Consolidated Balance Sheets as of March 30, 2003.

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

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the first quarter of 2003, newspapers contributed 94% of the Company's $784 million in revenues, while broadcasting accounted for 4% and New York Times Digital ("NYTD"), the Company's digital and business information division, accounted for the remainder.

Advertising revenues were 65% and circulation revenues were 28% of the Company's total revenues in the first quarter of 2003. Revenues from newspaper distribution operations and news services made up most of the balance. Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is traditionally higher than first-quarter and third-quarter volume since economic activity tends to be lower after the holidays and in the summer.

Newsprint is the major component of the Company's cost of raw materials. The Company expects newsprint prices to be higher in 2003 than 2002 given the extraordinarily low price for newsprint in 2002.

Acquisition

On January 1, 2003, the Company purchased the remaining 50% interest in the International Herald Tribune (the "IHT") which it did not previously own for approximately $65 million. The IHT is an international English language newspaper and as a result of the acquisition, it is expected to be the primary international print outlet for the journalism of The New York Times ("The Times"). The purchase was funded through the Company's commercial paper program. The excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill (see Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on goodwill). The purchase price allocation is preliminary and further adjustments are probable based on additional information and the completion of a final valuation. Beginning in 2003, the operating results of the IHT are included within The Times's results as part of the Newspaper Group. The purchase of the IHT is not material to the Company's Condensed Consolidated Financial Statements.

Operating Results

The Company's consolidated financial results for the first quarter of 2003, compared with the first quarter of 2002, were as follows:

	For the Quarters Ended
(Dollars in thousands, except per share data)	March 30, 2003	March 31, 2002	% Change
Revenues	$783,740	$737,097	6.3
Operating profit	$122,295	$98,531	24.1
Net Income	$68,846	$54,470	26.4
Diluted earnings per share	$.45	$.35	28.6

All references to earnings per share in this MD&A are to diluted earnings per share unless otherwise noted.

The financial results in the table above include the following items.

2003 First Quarter:

In total the three items below resulted in a net pre-tax gain of $5.0 million ($3.0 million after tax, or $.02 per share).

•	a pre-tax gain of $8.3 million ($5.0 million after tax, or $.03 per share) related to a credit for future advertising issued by the Company, which was not used within the allotted time by the advertiser,
•	a pre-tax charge of $4.6 million ($2.8 million after tax, or $.02 per share) associated with the closing of a small job fair business and

•	pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) related to a non-compete agreement.

2002 First Quarter:

In total the two items below resulted in a net pre-tax charge of $8.3 million ($5.1 million after tax, or $.04 per share).

•	a pre-tax charge of $9.6 million ($5.9 million after tax, or $.04 per share) for work force reductions, primarily at The Boston Globe and
•	pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) related to a non-compete agreement.

Total revenues for the Company increased 6.3% to $783.7 million in the first quarter of 2003 from $737.1 million in the first quarter of 2002. Advertising revenues increased 5.0% and circulation revenues increased 9.8% in the first quarter of 2003 compared with the first quarter of 2002. Excluding the IHT, total revenues, advertising revenues, and circulation revenues increased 3.9%, 3.3% and 5.1% in the first quarter of 2003 compared with the first quarter of 2002. Advertising revenues increased as a result of higher advertising rates. Circulation revenues increased primarily due to higher subscription prices at The Times.

Operating profit in the first quarter of 2003 increased 24.1% to $122.3 million from $98.5 million in the first quarter of 2002. The 2003 first quarter net income of $68.8 million increased 26.4% from $54.5 million in the first quarter of 2002. The increase in operating profit and net income was primarily due to an increase in advertising and circulation revenues, as well as a favorable impact on expenses in connection with the reimbursement of remediation costs at one of the Company's major printing facilities, which had been expensed over the past year and a half.

Consolidated Costs and Expenses

Consolidated costs and expenses in the first quarter of 2003 and the first quarter of 2002 were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 30, 2003	March 31, 2002	% Change
Production costs
Raw materials	$66,221	$68,684	(3.6)
Wages and benefits	167,847	153,963	9.0
Other	117,390	114,481	2.5
Total production costs	351,458	337,128	4.3
Selling, general and administrative expenses	309,987	301,438	2.8
Total	$661,445	$638,566	3.6

Total production costs increased 4.3% in the first quarter of 2003 compared with the first quarter of 2002. Excluding the IHT, total production costs increased 1.8% in the first quarter of 2003 compared with the first quarter of 2002, primarily due to an increase in compensation and benefits costs partially offset by a decrease in newsprint expense. The Company's newsprint expense decreased 3.8% in the first quarter of 2003 compared with the 2002 first quarter. Excluding the IHT, newsprint expense decreased 5.8% in the first quarter of 2003, resulting from a decline in the Company's average cost per ton of newsprint of 2.1% and a decrease in consumption of 3.7% compared with the first quarter of 2002. The decrease in consumption was primarily due to increased volume in the 2002 first quarter related to 9/11 and related coverage, as well as the effect of recent price increases at The Times.

Selling, general and administrative ("SGA") expenses increased 2.8% in the first quarter of 2003 compared with the corresponding period in 2002. SGA expenses, excluding the IHT, decreased 1.1% in the first quarter of 2003 compared with the 2002 first quarter. Compensation and benefits costs rose and the Company recorded a charge associated with the closing of a small job fair business. These increases were more than offset by a reimbursement of remediation costs at one of the Company's major printing facilities, which had been expensed over the past year and a half. In addition, the Company incurred work force reduction expenses in the first quarter of last year, which make this quarter's comparison more favorable.

Other

The Company recorded a loss from joint ventures of $6.2 million in the first quarter of 2003 compared with income of $0.1 million in the 2002 first quarter. The decline resulted from losses at New England Sports Ventures, LLC and the Discovery Times channel, two investments made in February and April of 2002, as well as lower operating results at the paper mills in which the Company has equity interests. Beginning in 2003, the operating results of the IHT are no longer included in net (loss)/income from joint ventures. The Company still believes that results from joint ventures for 2003 will be within a range of a loss of $4 million to breakeven, due to the timing and seasonal nature of revenue streams of its equity investments.

Interest expense-net increased to $11.8 million in the 2003 first quarter compared with $10.6 million in the comparable 2002 period, primarily due to higher levels of debt outstanding.

Other income in the Company's Condensed Consolidated Statements of Income in the first quarter of 2003 includes a pre-tax gain of $8.3 million ($5.0 million after tax, or $.03 per share) related to a credit for future advertising issued by the Company, which was not used within the allotted time by the advertiser, and pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) related to a non-compete agreement. Other income in the first quarter of 2002 includes pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) related to a non-compete agreement.

In March 2003, the Company closed a small job fair business resulting in a pre-tax charge of $4.6 million ($2.8 million after tax, or $.02 per share). The charge primarily consisted of the write-off of goodwill (see Note 4 of the Notes to the Condensed Consolidated Financial Statements for additional information on goodwill). The charge is recorded in SGA expenses in the Company's Condensed Consolidated Statements of Income and did not have a material impact on the Company's Condensed Consolidated Financial Statements.

The Company's effective income tax rate in the first quarter of 2003 was 39.5% compared with 39.0% in the 2002 first quarter. The Company expects its effective income tax rate in 2003 will be 39.5%.

EBITDA

EBITDA (operating profit and net (loss)/income from joint ventures before depreciation and amortization) in the first quarter of 2003 increased 11.8% to $153.6 million from $137.4 million in the first quarter of 2002, primarily due to higher advertising and circulation revenues as well as a favorable impact on expenses in connection with the reimbursement of remediation costs at one of the Company's major printing facilities.

The Company believes that EBITDA, a non-GAAP financial metric, is a useful measure of evaluating its financial performance because of its focus on the Company's results from operations before depreciation and amortization. EBITDA is a common alternative measure of performance used by investors, financial analysts, and rating agencies. These groups use EBITDA, along with other measures, to estimate the value of a Company and evaluate a Company's ability to meet its debt service requirements. For comparability, EBITDA in the prior year has been restated to conform with the 2003 presentation. The EBITDA presented may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined under GAAP.

A reconciliation of EBITDA to operating profit, the most directly comparable GAAP measure, is provided below.

	For the Quarters Ended
(Dollars in thousands)	March 30, 2003	March 31, 2002
Operating profit	$122,295	$98,531
Depreciation and amortization	37,529	38,760
Net (loss)/income from joint ventures	(6,225)	69
EBITDA	$153,599	$137,360

Consolidated revenues, operating profit, depreciation and amortization and EBITDA by business segment were as follows:

	For the Quarter Ended
(Dollars in thousands)	March 30, 2003	March 31, 2002	% Change
Revenues
Newspapers	$735,051	$691,468	6.3
Broadcast	32,205	31,959	0.8
New York Times Digital	19,625	16,162	21.4
Intersegment eliminations (A)	(3,141)	(2,492)	(26.0)
Total	$783,740	$737,097	6.3
Operating Profit (Loss)
Newspapers	$125,600	$102,825	22.1
Broadcast	4,962	6,408	(22.6)
New York Times Digital	3,196	181	*
Unallocated corporate expenses	(11,463)	(10,883)	(5.3)
Total	$122,295	$98,531	24.1
Depreciation and Amortization
Newspapers	$30,963	$32,345	(4.3)
Broadcast	2,238	1,946	15.0
New York Times Digital	1,533	1,964	(21.9)
Unallocated Corporate	2,795	2,505	11.6
Total	$37,529	$38,760	(3.2)
EBITDA(B)
Newspapers	$156,563	$135,170	15.8
Broadcast	7,200	8,354	(13.8)
New York Times Digital	4,729	2,145	*
Unallocated corporate expenses	(8,668)	(8,378)	(3.5)
Joint ventures	(6,225)	69	*
Total	$153,599	$137,360	11.8

*	Represents percentages greater than 100%.
(A)	Intersegment eliminations primarily represent license fees between New York Times Digital and other segments.
(B)	EBITDA, which is reconciled to operating profit (the most directly comparable GAAP measure), is defined as operating profit and net (loss)/income from joint ventures before depreciation and amortization.

Newspaper Group:    The Newspaper Group consists of The Times, the IHT, the New England Newspaper Group, which includes The Boston Globe (the "Globe") and the Worcester Telegram & Gazette (the "T&G"), 15 other newspapers ("Regional Newspapers"), a newspaper distributor and various other news-related services. On January 1, 2003, the Company purchased the remaining 50% interest in the IHT which it did not previously own. Beginning in 2003, the operating results of the IHT are included within The Times's results as part of the Newspaper Group.

	For the Quarters Ended
(Dollars in thousands)	March 30, 2003	March 31, 2002	% Change
Revenues	$735,051	$691,468	6.3
Operating profit	$125,600	$102,825	22.1
EBITDA	$156,563	$135,170	15.8

Total Newspaper Group revenues in the first quarter of 2003 increased 6.3% to $735.1 million from $691.5 million in the 2002 first quarter. Advertising revenues increased 4.8% and circulation revenues increased 9.8% in the first quarter of 2003 compared with the first quarter of 2002. Excluding the IHT, total revenues, advertising revenues and circulation revenues increased 3.7%, 3.0% and 5.1% in the first quarter of 2003 compared with the first quarter of 2002. Advertising revenue increased as a result of higher advertising rates. Circulation revenues increased due to higher subscription prices at The Times. The newsstand price of The New York Times on Sunday increased across the country on March 30, 2003. As a result of the Sunday price increase, the Company expects to generate $5 to $6 million of incremental circulation revenues in 2003. The incremental revenue is included in the circulation revenue guidance provided in the 2003 Guidance section included in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Operating profit for the Newspaper Group increased 22.1% to $125.6 million in the first quarter of 2003 from $102.8 million in the 2002 first quarter, primarily due to an increase in advertising and circulation revenues, as well as a favorable impact on expenses in connection with the reimbursement of remediation costs at one of the Company's major printing facilities.

Advertising, circulation and other revenue, by major line of business of the Newspaper Group, were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 30, 2003	March 31, 2002	% Change
The New York Times
Advertising	$276,737	$266,034	4.0
Circulation	145,978	135,201	8.0
Other	31,528	30,894	2.1
Sub-total	$454,243	$432,129	5.1
International Herald Tribune
Advertising	$8,213	N/A	N/A
Circulation	9,500	N/A	N/A
Other	349	N/A	N/A
Sub-total	$18,062	N/A	N/A
Total New York Times
Advertising	$284,950	$266,034	7.1
Circulation	155,478	135,201	15.0
Other	31,877	30,894	3.2
Total	$472,305	$432,129	9.3
New England Newspaper Group
Advertising	$104,282	$103,577	0.7
Circulation	42,128	43,018	(2.1)
Other	8,206	6,908	18.8
Total	$154,616	$153,503	0.7
Regional Newspapers
Advertising	$80,989	$79,105	2.4
Circulation	23,395	23,036	1.6
Other	3,746	3,695	1.4
Total	$108,130	$105,836	2.2
Total Newspaper Group Excluding International Herald Tribune
Advertising	$462,008	$448,716	3.0
Circulation	211,501	201,255	5.1
Other	43,480	41,497	4.8
Total	$716,989	$691,468	3.7
Total Newspaper Group
Advertising	$470,221	$448,716	4.8
Circulation	221,001	201,255	9.8
Other	43,829	41,497	5.6
Total	$735,051	$691,468	6.3

Advertising volume was as follows:

	For the Quarters Ended
(Inches in thousands, preprints in thousands of copies)	March 30, 2003	March 31, 2002	% Change
The New York Times
Retail	87.7	92.8	(5.5)
National	335.4	333.3	0.7
Classified	160.0	174.0	(8.1)
Zoned	211.2	229.5	(8.0)
Total	794.3	829.6	(4.3)
Preprints	119,382	116,867	2.2
New England Newspaper Group
Retail	171.5	181.7	(5.6)
National	179.6	204.1	(12.0)
Classified	387.7	386.8	0.3
Zoned	280.1	218.3	28.3
Total	1,018.9	990.9	2.8
Preprints	242,282	206,745	17.2
Regional Newspapers
Retail	1,325.1	1,376.8	(3.8)
National	76.8	54.6	40.8
Classified	1,784.3	1,697.2	5.1
Legal	72.6	77.0	(5.7)
Total	3,258.8	3,205.6	1.7
Preprints	297,258	266,558	11.5

Total linage for the IHT in the first quarter of 2003 was 28,253 inches.

Average net paid circulation for The Times, the IHT, the New England Newspaper Group and the Regional Newspapers for the first quarter of 2003, compared with the first quarter of 2002, is provided below. Average net paid circulation is provided following the guidelines of the Audit Bureau of Circulations, an independent agency that audits the circulation of most U.S. newspapers and magazines.

	For the Quarter Ended March 30, 2003
(Copies in thousands)	Weekday/Daily	% Change	Sunday	% Change
The New York Times	1,125.4	(3.4)	1,672.1	(2.4)
International Herald Tribune	223.8	N/A	N/A	N/A
New England Newspaper Group	538.5	(6.0)	801.4	(3.6)
Regional Newspapers	650.6	(0.5)	713.7	(0.9)

For the first quarter of 2003, circulation volume at The Times declined 3.4% on weekdays and 2.4% on Sundays compared with the first quarter of 2002. These decreases were primarily due to increased volume in the 2002 first quarter related to 9/11 and related coverage, as well as the effect of recent price increases.

Circulation volume at the New England Newspaper Group declined 6.0% on weekdays and 3.6% on Sundays in the first quarter of 2003 compared with the first quarter of 2002, when copies rose significantly at the Globe, primarily due to various news stories resulting in increased interest from readers.

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

Broadcast Group:    The Broadcast Group comprises eight network-affiliated television stations and two radio stations.

	For the Quarters Ended
(Dollars in thousands)	March 30, 2003	March 31, 2002	% Change
Revenues	$32,205	$31,959	0.8
Operating profit	$4,962	$6,408	(22.6)
EBITDA	$7,200	$8,354	(13.8)

Revenues in the first quarter of 2003 of $32.2 million were slightly above the $32.0 million in the same period of 2002, despite the Company's television stations pre-empting advertising and regular programming to bring viewers news of the war and advertisers canceling or postponing ads.

Operating profit decreased 22.6% in the first quarter of 2003 to $5.0 million from $6.4 million in the 2002 first quarter, primarily because of higher costs for compensation and benefits, partly associated with an investment in revenue-enhancing measures at the Company's Memphis television station.

New York Times Digital:    NYTD consists of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"), which licenses archive databases of The Times and the Globe to electronic information providers.

	For the Quarters Ended
(Dollars in thousands)	March 30, 2003	March 31, 2002	% Change
Revenues	$19,625	$16,162	21.4
Operating profit	$3,196	$181		*
EBITDA	$4,729	$2,145		*

*	Represents percentages greater than 100%.

Advertising revenues accounted for approximately 69% and other revenue, primarily from DAD, accounted for the remainder of NYTD's total revenues for the first quarter of 2003. Revenues for NYTD increased 21.4% in the first quarter of 2003 to $19.6 million from $16.2 million in the 2002 first quarter. NYTD had an operating profit of $3.2 million in the first quarter of 2003 compared with $0.2 million in the first quarter of 2002, primarily due to higher advertising revenues resulting from increased volume.

Liquidity and Capital Resources

The Company's cash flow activity for the first quarter of 2003 and 2002 was as follows:

	For the Quarters Ended
(Dollars in millions)	March 30, 2003	March 31, 2002
Net cash provided by/(used in) operating activities	$148.1	$(65.2)
Net cash used in investing activities	$(153.8)	$(103.6)
Net cash provided by financing activities	$8.0	$188.1

The Company had net cash provided by operating activities of $148.1 million in the first quarter of 2003 compared with net cash used in operating activities of $65.2 million in the first quarter of 2002. This change primarily resulted from the payment of income taxes in the first quarter of 2002 in connection with the gain on the sale of the Company's Magazine Group. The Company had net cash used in investing activities of $153.8 million in the first quarter of 2003, up from $103.6 million in the first quarter of 2002. The increase was primarily due to higher capital spending in the first quarter of 2003, related to the Company's proposed new headquarters in New York City (the "Building"). Capital expenditures attributable to the Company's development partner's interest in the Building are included in Investing Activities — Other investing payments in the Condensed Consolidated Statements of Cash Flows (see the Condensed Consolidated Statements of Cash Flows for information regarding the Company's development partner's capital expenditures in connection with the Building). The Company had net cash provided by financing activities of $8.0 million in the first quarter of 2003 compared with $188.1 million in the first quarter of 2002. The decrease was primarily due to lower commercial paper borrowings in the first quarter of 2003 compared with the same period last year, partially offset by an increase in cash received from the Company's development partner for capital expenditures in connection with the Building.

The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover its cash requirements, including working capital needs, planned capital expenditures and acquisitions, stock repurchases, pension plan funding and dividend payments to stockholders for both the next twelve months and the foreseeable future. The ratio of current assets to current liabilities was 69.8% as of March 30, 2003, and 76.5% as of December 29, 2002. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 36.4% as of March 30, 2003, compared with 36.5% as of December 29, 2002.

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. As of March 30, 2003, these contractual obligations have not materially changed from December 29, 2002.

See Note 11 of the Notes to the Condensed Consolidated Financial Statements for details on the Company's guarantees and other contingent liabilities.

Financing

The Company has a total of $600.0 million available to borrow under its revolving credit agreements. These revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Under these agreements, $397.2 million of stockholders' equity was unrestricted as of March 30, 2003, and $394.4 million was unrestricted as of December 29, 2002.

The Company had commercial paper outstanding of $224.2 million with an annual weighted average interest rate of 1.3% as of March 30, 2003, and $178.1 million with an annual weighted average interest rate of 1.3% as of December 29, 2002. These commercial paper obligations are supported by the revolving credit agreements, which had no amounts outstanding as of March 30, 2003, or December 29, 2002. The amount available under the commercial paper facility was $375.8 million as of March 30, 2003.

The Company's total debt, including commercial paper and capital leases, was $1.0 billion as of March 30, 2003, and $958.2 million as of December 29, 2002.

Capital Expenditures

The Company currently estimates that capital expenditures for 2003 will range from $210 million to $240 million compared with approximately $165 million in 2002. Included in the 2003 estimate are $75 to $80 million of costs related to the Company's interest in the Building, which it expects to occupy in 2006. See the Condensed Consolidated Statements of Cash Flows for information regarding the Company's development partner's capital expenditures in connection with the Building.

In the first quarter of 2003, capital expenditures were net of a reimbursement of remediation costs at one of the Company's major printing facilities, which had been previously capitalized.

Pension and Postretirement Benefits

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements, including a joint company-union plan and a number of joint industry-union plans. These plans cover substantially all employees. Included in the Company-sponsored pension plans are Supplemental Employee Retirement Plans ("SERPS"). The SERPS, which are unfunded, provide retirement benefits to certain employees of the Company.

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employees meet specified age and service requirements. The Company accrues the costs of such benefits during the employees' active years of service. The Company's policy is to pay insurance premiums and claims under the above-mentioned plans from Company assets.

The Company uses independent actuaries to help determine pension and postretirement benefit obligations and expenses, as well as the funding requirements for its pension plans. During this analysis process, the Company reviews with its independent actuaries and auditors the assumptions underlying the valuation. These assumptions as well as additional information regarding the Company's pension and postretirement benefits is detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. The Company will complete its next valuation at the end of December 2003 and any changes to the pension and postretirement benefit assumptions will be reflected in its year-end financial statements.

Critical Accounting Policies

The Company's critical accounting policies are detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. As of March 30, 2003, the Company's critical accounting policies have not changed from December 29, 2002.

2003 Guidance

Guidance on key financial measures, on a GAAP basis, is shown below:

Item (a)	2003
Newspaper Group Advertising Revenue	Up 3 to 5%
Newspaper Group Circulation Revenue	Up 3 to 5%
Total Company Expenses	Up 4.5 to 5.5%
Depreciation & Amortization	$152 to $157 million
Capital Expenditures (b)	$210 to $240 million
Income/(loss) from Joint Ventures	A loss of $4 million to breakeven
Interest Expense	$48 to $53 million
Tax Rate	39.5%
Diluted Earnings Per Share Growth	Mid-single digits to low-double digits

(a)	2003 guidance excludes the IHT.
(b)	Includes costs of $75 to $80 million in 2003 related to the Company's interest in the Building.

Recent Accounting Pronouncements

On January 1, 2003, the Company adopted the recognition provisions of Financial Accounting Standards Board Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and Statement of Financial Accounting Standards ("FAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of the provisions of FIN 45 and FAS 146, which are detailed in the Company's Annual Report on Form 10-K, did not have a material effect on the Company's Condensed Consolidated Financial Statements.

Factors That Could Affect Operating Results

Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company's various markets and material increases in newsprint prices. They also include other risks detailed from time to time in the Company's publicly-filed documents, including the Company's Annual Report on Form 10-K for the period ended December 29, 2002. The Company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's Annual Report on Form 10-K for the year ended December 29, 2002, details the Company's disclosures about market risk. As of March 30, 2003, there have been no material changes in the Company's market risk from December 29, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

Russell T. Lewis, the Company's Chief Executive Officer, and Leonard P. Forman, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 30, 2003. Based on such evaluation, each of Messrs. Lewis and Forman concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by Messrs. Lewis and Forman.

PART II. OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a)	The Company's annual meeting of stockholders was held on April 15, 2003.
(b)	The following matters were voted on at the annual meeting:

1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The results of the vote taken were as follows:

Class A Directors:	For	Withheld
Raul E. Cesan	129,885,632	1,469,292
William E. Kennard	129,995,955	1,358,969
Henry B. Schacht	127,052,327	4,302,597
Donald M. Stewart	127,248,540	4,106,384
Class B Directors:
John F. Akers	812,640	0
Brenda C. Barnes	812,640	0
Jacqueline H. Dryfoos	812,640	0
Michael Golden	812,640	0
Russell T. Lewis	812,640	0
David E. Liddle	812,640	0
Ellen R. Marram	812,640	0
Arthur Sulzberger, Jr.	812,640	0
Cathy J. Sulzberger	812,640	0

2. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending December 28, 2003. The results of the vote taken were as follows:

For:	130,022,285
Against:	1,330,890
Abstain:	814,389
Broker Non-Votes:	0
Total Against, Abstain and Broker Non-Votes*:	2,145,279

*	An abstention or broker non-vote had the same effect as a vote against this matter.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

12	Ratio of Earnings to Fixed Charges

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

(b)	No reports on Form 8-K have been filed during the period for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: May 12, 2003

  /s/ Leonard P. Forman
Leonard P. Forman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Form of Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Russell T. Lewis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The New York Times Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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

Date: May 12, 2003

/s/ Russell T. Lewis
Russell T. Lewis
Chief Executive Officer

Form of Certification Required
by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Leonard P. Forman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The New York Times Company;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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

Date: May 12, 2003

/s/ Leonard P. Forman
Leonard P. Forman
Chief Financial Officer

Exhibit Index to Quarterly Report Form 10-Q
Quarter Ended March 30, 2003

Exhibit No.

    (a)    Exhibit

12	Ratio of Earnings to Fixed Charges
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002