Form 10-Q
period 2003-06-29
NEW YORK TIMES CO
filed 2003-08-12
CIK 71691

FORM 10-Q

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended June 29, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No .

Number of shares of each class of the registrant's common stock outstanding as of August 1, 2003 (exclusive of treasury shares):

Class A Common Stock	148,580,984 shares
Class B Common Stock	842,316 shares

PART I. FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(13 Weeks)		(26 Weeks)
Revenues
Advertising	$530,564	$512,947	$1,043,718	$1,001,594
Circulation	221,304	211,899	442,305	413,154
Other	50,023	47,365	99,608	94,560
Total	801,891	772,211	1,585,631	1,509,308

Production costs
Raw materials	67,534	64,221	133,755	132,905
Wages and benefits	167,672	154,234	335,519	308,197
Other	115,840	114,281	233,230	228,762
Total	351,046	332,736	702,504	669,864

Selling, general and administrative expenses	320,788	297,747	630,775	599,185

Total	671,834	630,483	1,333,279	1,269,049

Operating profit	130,057	141,728	252,352	240,259

Net income/(loss) from joint ventures	555	(2,262)	(5,670)	(2,193)

Interest expense – net	11,484	11,600	23,286	22,155

Other income	1,250	1,250	10,777	2,500

Income before income taxes	120,378	129,116	234,173	218,411

Income taxes	47,549	50,355	92,498	85,180

Net Income	$72,829	$78,761	$141,675	$133,231

Average Number of Common Shares Outstanding
Basic	150,730	151,789	151,287	151,446
Diluted	153,403	155,555	154,001	154,883

Basic Earnings Per Share	$.48	$.52	$.94	$.88

Diluted Earnings Per Share	$.47	$.51	$.92	$.86

Dividends Per Share	$.145	$.135	$.280	$.260

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 29, 2003		December 29, 2002
ASSETS	(Unaudited	)

Current Assets

Cash and cash equivalents	$33,415		$36,962

Accounts receivable – net	344,878		358,335

Inventories
Newsprint and magazine paper	21,577		20,531
Work-in-process and other	2,846		2,769
Total inventories	24,423		23,300

Deferred income taxes	73,528		73,528

Other current assets	53,760		70,931

Total current assets	530,004		563,056

Other Assets

Investments in joint ventures	231,325		245,262

Property, plant and equipment (less accumulated depreciation and amortization of $1,268,343 in 2003 and $1,230,049 in 2002)	1,207,862		1,197,368

Intangible assets acquired
Goodwill	1,096,335		1,017,766

Other intangible assets acquired (less accumulated amortization of $117,219 in 2003 and $109,520 in 2002)	366,546		375,313

Miscellaneous assets	282,700		235,077

TOTAL ASSETS	$3,714,772		$3,633,842

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 29, 2003	December 29, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)

Current Liabilities

Commercial paper outstanding	$189,340	$178,120
Accounts payable	186,414	177,712
Accrued payroll and other related liabilities	108,558	131,484
Accrued expenses	146,740	130,566
Unexpired subscriptions	75,309	66,514
Current portion of long-term debt and capital lease obligations	51,321	51,340

Total current liabilities	757,682	735,736

Other Liabilities

Long-term debt	648,450	648,563
Capital lease obligations	79,479	80,226
Deferred income taxes	78,368	73,824
Other	887,609	826,186

Total other liabilities	1,693,906	1,628,799

Total liabilities	2,451,588	2,364,535

Stockholders' Equity

Capital stock of $.10 par value
Class A – authorized 300,000,000 shares; issued: 2003 – 156,991,169; 2002 – 156,372,373 (including treasury shares: 2003 – 7,547,547; 2002 – 5,000,000)	15,699	15,637
Class B – convertible – authorized and issued shares; 2003 – 842,316; and 2002 – 843,806	84	84
Additional paid-in capital	32,624	9,269
Retained earnings	1,651,382	1,573,661
Common stock held in treasury, at cost	(329,138)	(214,381)
Deferred compensation	(7,424)	(8,432)
Accumulated other comprehensive loss, net of income taxes	(100,043)	(106,531)

Total stockholders' equity	1,263,184	1,269,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,714,772	$3,633,842

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 29, 2003	June 30, 2002
	(26 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$266,205	$120,831

INVESTING ACTIVITIES
Capital expenditures – net	(71,727)	(59,706)
Acquisition	(65,059)	—
Investments	—	(174,558)
Other investing payments	(49,089)	(9,347)

Net cash used in investing activities	(185,875)	(243,611)

FINANCING ACTIVITIES
Commercial paper borrowings	11,220	52,645
Long-term obligations:
Proceeds	—	101,374
Payments	(1,388)	(1,607)
Capital shares:
Issuance	17,677	51,030
Repurchase	(108,606)	(46,069)
Dividends paid to stockholders	(42,162)	(39,238)
Other financing proceeds	38,932	8,363

Net cash (used in)/provided by financing activities	(84,327)	126,498

(Decrease)/increase in cash and cash equivalents	(3,997)	3,718

Effect of exchange rate changes on cash and cash equivalents	450	—

Cash and cash equivalents at the beginning of the year	36,962	51,952
Cash and cash equivalents at the end of the quarter	$33,415	$55,670

SUPPLEMENTAL DATA

Acquisition and Investments

On January 1, 2003, the Company purchased the remaining 50% interest in the International Herald Tribune which it did not previously own for approximately $65 million. See Note 4 for additional information regarding this acquisition.

In April 2002, the Company and Discovery Communications, Inc. ("DCI") formed a joint venture in Discovery Times channel ("DTC"), a digital cable television channel. The Company invested approximately $100 million for its 50% interest in DTC. The operations of DTC are managed by DCI.

In February 2002, New England Sports Ventures, LLC ("NESV"), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for an interest of approximately 17% in NESV.

Other

For the first six months of 2003, capital expenditures are net of a reimbursement of remediation costs at one of the Company's major printing facilities, a portion of which costs had been previously capitalized. On an accrual basis, capital expenditures were $67.4 million for the first half of 2003 and $62.0 million for the first half of 2002.

The Company's and its development partner's interests in the Company's proposed new headquarters are approximately 58% and 42% (see Note 13). Due to the Company's majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company. Capital expenditures attributable to the Company's development partner's interest in the Company's proposed new headquarters are included in Investing Activities – Other investing payments and were $45.7 million for the first six months of 2003 and $7.4 million for the first six months of 2002. Cash received from the development partner for capital expenditures is included in Financing Activities – Other financing proceeds and was $36.1 million for the first six months of 2003 and $8.4 million for the first six months of 2002.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    General

In the opinion of The New York Times Company's (the "Company") management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 29, 2003, and December 29, 2002, and the results of operations and cash flows of the Company for the periods ended June 29, 2003, and June 30, 2002. All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of a full year's operations. Certain reclassifications have been made to the 2002 Condensed Consolidated Financial Statements to conform with classifications used as of and for the period ended June 29, 2003. The fiscal periods included herein comprise 13 weeks for the three-month periods and 26 weeks for the six-month periods.

As of June 29, 2003, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K, have not changed from December 29, 2002, except for the pronouncements adopted in 2003 (see Note 2).

2.    Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of FAS 150 to have a material effect on the Company's Condensed Consolidated Financial Statements when effective.

In April 2003, the FASB issued FAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the provisions of FAS 149 to have a material effect on the Company's Condensed Consolidated Financial Statements when effective.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN 46 requires that the assets, liabilities and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the provisions of FIN 46 to have a material effect on the Company's Condensed Consolidated Financial Statements when effective.

On January 1, 2003, the Company adopted the recognition provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of the provisions of FIN 45 and FAS 146, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2002, did not have a material effect on the Company's Condensed Consolidated Financial Statements.

3.    Stock Option and Employee Stock Purchase Plans

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

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Reported net income	$72,829	$78,761	$141,675	$133,231
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(12,149)	(12,244)	(24,297)	(24,489)
Pro forma net income	$60,680	$66,517	$117,378	$108,742
Earnings per share:
Basic – as reported	$.48	$.52	$.94	$.88
Basic – pro forma	$.40	$.44	$.78	$.72
Diluted – as reported	$.47	$.51	$.92	$.86
Diluted – pro forma	$.40	$.43	$.77	$.71

4.    Acquisition

On January 1, 2003, the Company purchased the remaining 50% interest in the International Herald Tribune (the "IHT") which it did not previously own for approximately $65 million. The IHT is an international English language newspaper and as a result of the acquisition, it is expected to be the primary international print outlet for the journalism of The New York Times ("The Times"). The purchase was funded through the Company's commercial paper program. The excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill (see Note 5). The purchase price allocation is preliminary and further adjustments are probable based on additional information and the completion of a final valuation. Beginning in 2003, the operating results of the IHT are included within The Times's results as part of the Newspaper Group. The purchase of the IHT is not material to the Company's Condensed Consolidated Financial Statements.

5.    Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair market value of tangible net assets acquired. Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets (mastheads and licenses), which have indefinite lives, are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets (customer lists and other assets) are amortized over their estimated useful lives.

The annual impairment tests for goodwill and other intangible assets not amortized will be completed in the fourth quarter of 2003.

The changes in the carrying amount of goodwill for the six months ended June 29, 2003, are as follows:

(Dollars in thousands)	Newspaper Group	Broadcast Group	Total
Balance as of December 30, 2002	$976,857	$40,909	$1,017,766
Goodwill acquired during year	75,722	—	75,722
Goodwill written off	(3,859)	—	(3,859)
Foreign currency translation	6,706	—	6,706
Balance as of June 29, 2003	$1,055,426	$40,909	$1,096,335

Goodwill acquired during the year resulted from the purchase of the remaining 50% interest in the IHT. The amount of goodwill acquired during the year is subject to change with the completion of the final purchase price allocation. Goodwill written off was related to the closing of a small job fair business (see Note 7). The foreign currency translation line item above reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the IHT.

Other intangible assets as of June 29, 2003, and December 29, 2002, were as follows:

	June 29, 2003		December 29, 2002
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized other intangible assets:
Customer lists	$202,718	$112,157	$203,040	$104,149
Other	5,001	5,062	5,747	5,371
Total	207,719	117,219	208,787	109,520
Unamortized other intangible assets:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	55,852	—	55,852	—
Total	276,046	—	276,046	—
Total other intangible assets	$483,765	$117,219	$484,833	$109,520

As of June 29, 2003, the weighted-average amortization period was 12 years for customer lists and 10 years for other intangible assets included in the table above.

Amortization expense related to other intangible assets acquired, which is subject to amortization, was $8.8 million for the first half of 2003 and is expected to be $17.0 million for the full-year 2003. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands)
Year	Amount
2004	$16,648
2005	16,625
2006	13,478
2007	4,477
2008	4,477

6.    Income Taxes

The Company's effective income tax rate in the second quarter and first six months of 2003 was 39.5% compared with 39.0% in the second quarter and first six months of 2002. The Company expects its effective income tax rate in 2003 will be 39.5%, compared with 39.0% in 2002.

7.    Other Income and Expenses

"Other income" in the Company's Condensed Consolidated Statements of Income includes pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) in the second quarters of 2003 and 2002 and pre-tax income of $2.5 million ($1.5 million after tax, or $.01 per share) for the first six months of 2003 and 2002 related to a non-compete agreement. Additionally, other income for the first six months of 2003 includes a pre-tax gain of $8.3 million ($5.0 million after tax, or $.03 per share) related to a credit for advertising issued by the Company, which was not used within the allotted time by the advertiser.

In March 2003, the Company closed a small job fair business resulting in a pre-tax charge of $4.6 million ($2.8 million after tax, or $.02 per share). The charge primarily consisted of the write-off of goodwill (see Note 5). The charge is recorded in "Selling, general and administrative ('SGA') expenses" in the Company's Condensed Consolidated Statements of Income and did not have a material impact on the Company's Condensed Consolidated Financial Statements.

The Company did not record any work force reduction expenses in the first half of 2003. There was a pre-tax charge of $3.0 million ($1.8 million after tax, or $.01 per share) in the second quarter of 2002 and $12.6 million ($7.7 million after tax, or $.05 per share) for the first six months of 2002 related to work force reductions. These charges are included in SGA expenses in the Company's Condensed Consolidated Statements of Income. Accruals for these work force reduction expenses are primarily included in "Accrued expenses" in the Company's Condensed Consolidated Balance Sheets and amounted to $2.1 million as of June 29, 2003, and $4.4 million as of December 29, 2002.

8.    Debt Obligations

The Company has a total of $600.0 million available to borrow under its revolving credit agreements. In June 2003, the Company's one-year credit agreement ($330.0 million) was extended for one year and will now mature in June 2004. The Company's multi-year credit agreement ($270.0 million) remains unchanged, maturing in June 2006. These revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Under these agreements, $388.2 million of stockholders' equity was unrestricted as of June 29, 2003, and $394.4 million was unrestricted as of December 29, 2002.

The Company had commercial paper outstanding of $189.3 million with an annual weighted average interest rate of 1.1% as of June 29, 2003, and $178.1 million with an annual weighted average interest rate of 1.3% as of December 29, 2002. These commercial paper obligations are supported by the revolving credit agreements, which had no amounts outstanding as of June 29, 2003, or December 29, 2002. The amount available under the commercial paper facility was $410.7 million as of June 29, 2003.

The Company's total debt, including commercial paper and capital leases, was $968.6 million as of June 29, 2003, and $958.2 million as of December 29, 2002.

9.    Common Stock

During the first six months of 2003, the Company repurchased 2.6 million shares of Class A Common Stock at a cost of $115.2 million. The average price of these repurchases was $45.03 per share. From June 30, 2003, through August 1, 2003, the Company repurchased 0.9 million shares at a cost of $40.7 million. As of August 1, 2003, the remaining amount of the aggregate repurchase authorization from the Company's Board of Directors ("BOD") was $144.8 million.

On April 15, 2003, the BOD authorized a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock ("Common Stock") from $.135 per share to $.145 per share, effective with the June 2003 dividend.

On June 19, 2003, the BOD declared a dividend of $.145 per share on the Company's Common Stock. The dividend is payable on September 19, 2003, to shareholders of record on September 2, 2003. The estimated dividend payable of approximately $22 million is included in "Accounts payable" in the Company's Condensed Consolidated Balance Sheets as of June 29, 2003.

10.    Comprehensive Income

Comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains/(losses) on available-for-sale securities, unrealized gains/(losses) on cash-flow hedges, as well as net income reported in the Company's Condensed Consolidated Statements of Income.

Comprehensive income for 2003 and 2002 was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net income	$72,829	$78,761	$141,675	$133,231
Foreign currency translation adjustments	6,095	891	9,146	824
Change in unrealized gains on marketable securities:
Unrealized gain arising during period	—	55	—	146
Add: reclassification adjustment for loss included in net income	—	47	—	47
Change in unrealized derivative gains on cash-flow hedges	469	492	934	1,401
Income tax charge	(2,330)	(573)	(3,592)	(950)
Comprehensive income	$77,063	$79,673	$148,163	$134,699

The "Accumulated other comprehensive loss, net of income taxes" in the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $75.8 million as of June 29, 2003, and $79.4 million as of December 29, 2002.

11.    Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Basic earnings per share computation:
Numerator Net income	$72,829	$78,761	$141,675	$133,231
Denominator Average number of common shares outstanding	150,730	151,789	151,287	151,446
Net income	$.48	$.52	$.94	$.88
Diluted earnings per share computation:
Numerator Net income	$72,829	$78,761	$141,675	$133,231
Denominator Average number of common shares outstanding	150,730	151,789	151,287	151,446
Incremental shares for assumed exercise of securities	2,673	3,766	2,714	3,387
Total shares	153,403	155,555	154,001	154,833
Net income	$.47	$.51	$.92	$.86

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the fair market value of the Company's common stock were excluded from the computation of diluted earnings per share. Stock options to purchase approximately 70,000 shares of the Company's common stock at $47 per share, which were outstanding during the second quarter of 2003, were excluded from the computation of diluted earnings per share.

There were no stock options outstanding in the second quarter of 2002 that were excluded from the computation of diluted earnings per share. Stock options to purchase approximately 69,000 and 30,000 shares of the Company's common stock at $47 per share, which were outstanding during the first six months of 2003 and 2002, were excluded from the computation of diluted earnings per share.

12.    Segment Statements of Income

The Company's reportable segments consist of its Newspaper, Broadcast and New York Times Digital Groups. These segments are evaluated regularly by key management in assessing performance and allocating resources. See Note 4 for information related to the acquisition of the IHT.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
REVENUES
Newspapers	$745,915	$718,880	$1,480,966	$1,410,348
Broadcast	37,926	38,977	70,131	70,936
New York Times Digital	21,626	17,772	41,251	33,934
Intersegment eliminations (A)	(3,576)	(3,418)	(6,717)	(5,910)
Total	$801,891	$772,211	$1,585,631	$1,509,308
OPERATING PROFIT (LOSS)
Newspapers	$126,575	$136,806	$252,175	$239,631
Broadcast	10,289	13,034	15,251	19,442
New York Times Digital	4,285	1,918	7,481	2,099
Unallocated corporate expenses	(11,092)	(10,030)	(22,555)	(20,913)
Total	130,057	141,728	252,352	240,259
Net income/(loss) from joint ventures	555	(2,262)	(5,670)	(2,193)
Interest expense – net	11,484	11,600	23,286	22,155
Other income	1,250	1,250	10,777	2,500
Income before income taxes	120,378	129,116	234,173	218,411
Income taxes	47,549	50,355	92,498	85,180
Net Income	$72,829	$78,761	$141,675	$133,231

See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable segments.

(A) Intersegment eliminations primarily represent license fees between New York Times Digital and other segments.

13.    Contingent Liabilities

New Headquarters Building

A wholly-owned subsidiary of the Company ("NYT") and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, "FC") are the sole members of The New York Times Building LLC (the "Building Partnership"), a partnership established for the purpose of constructing the Company's proposed new headquarters.

The Building Partnership, which is a consolidated subsidiary of the Company, is required to fund all of the costs of acquiring the building site. The Building Partnership had posted letters of credit totaling $134.0 million with respect to such acquisition costs. NYT posted a letter of credit in the amount of $77.2 million, of which $22.9 million remained undrawn as of June 29, 2003, for its share of these costs. FC posted a letter of credit in the amount of $56.8 million, of which $16.8 million remained undrawn as of June 29, 2003, for its share of these costs.

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and The Boston Globe (the "circulation servicer"), and on behalf of three third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with accounting principles generally accepted in the United States of America, the contingent obligations related to these guarantees are not reflected in the Company's Condensed Consolidated Balance Sheets as of June 29, 2003, and December 29, 2002.

The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was $20 million as of June 29, 2003. The amount outstanding under the credit facility, which expires in February 2004 and is renewable, was approximately $18 million as of June 29, 2003. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of four property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the "property lease guarantees"). The total amount of the property lease guarantees was approximately $6 million as of June 29, 2003. The property leases expire at various dates through May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of equipment leases of two of the National Edition printers and any miscellaneous costs related to any default thereunder (the "equipment lease guarantees"). The total amount of the equipment lease guarantees was approximately $9 million as of June 29, 2003. One of the equipment leases expires in March 2011 but is cancelable in March 2006, and the other equipment lease expires in February 2011 but is cancelable in February 2006. The Company made the equipment lease guarantees to allow the National Edition printers to obtain a lower cost of borrowing.

The Company has also guaranteed certain debt of one of the three National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $8 million as of June 29, 2003. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company's workers' compensation liability. The workers' compensation liability is included in the Company's Condensed Consolidated Balance Sheets as of June 29, 2003.

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

Overview

For the first half of 2003, newspapers contributed 93% of the Company's $1,585.6 million in revenues, while broadcasting accounted for 4% and New York Times Digital ("NYTD"), the Company's digital and business information division, accounted for the remainder.

Advertising revenues were 66% and circulation revenues were 28% of the Company's total revenues for the first half of 2003. Revenues from newspaper distribution operations and news services made up most of the balance. Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is traditionally higher than first-quarter and third-quarter volume since economic activity tends to be lower after the holidays and in the summer.

Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices, on average, were higher for the first half of 2003 than for the first half of 2002 and are expected to be higher in 2003 than 2002 given the extraordinarily low price for newsprint in 2002.

Acquisition

On January 1, 2003, the Company purchased the remaining 50% interest in the International Herald Tribune (the "IHT") which it did not previously own for approximately $65 million. The IHT is an international English language newspaper and as a result of the acquisition, it is expected to be the primary international print outlet for the journalism of The New York Times ("The Times"). The purchase was funded through the Company's commercial paper program. The excess of the purchase price over the fair market value of the net assets acquired was allocated to goodwill (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). The purchase price allocation is preliminary and further adjustments are probable based on additional information and the completion of a final valuation. Beginning in 2003, the operating results of the IHT are included within The Times's results as part of the Newspaper Group. The purchase of the IHT is not material to the Company's Condensed Consolidated Financial Statements.

Operating Results

The Company's consolidated financial results for the quarter and six months ended June 29, 2003, compared with the quarter and six months ended June 30, 2002, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands, except per share data)	June 29, 2003	June 30, 2002	% Change	June 29, 2003	June 30, 2002	% Change
Revenues	$801,891	$772,211	3.8	$1,585,631	$1,509,308	5.1
Operating profit	$130,057	$141,728	(8.2)	$252,352	$240,259	5.0
Net Income	$72,829	$78,761	(7.5)	$141,675	$133,231	6.3
Diluted earnings per share	$.47	$.51	(7.8)	$.92	$.86	7.0

All references to earnings per share in this MD&A are to diluted earnings per share unless otherwise noted.
The financial results in the table above include the following items.

2003

In total the items below resulted in pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) in the second quarter of 2003, and a net pre-tax gain of $6.2 million ($3.7 million after tax, or $.02 per share) for the first six months of 2003.

•	pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) in the second quarter and $2.5 million ($1.5 million after tax, or $.01 per share) for the first six months of 2003 related to a non-compete agreement,
•	a pre-tax gain of $8.3 million ($5.0 million after tax, or $.03 per share) for the first six months of 2003 related to a credit for advertising issued by the Company, which was not used within the allotted time by the advertiser and
•	a pre-tax charge of $4.6 million ($2.8 million after tax, or $.02 per share) for the first six months of 2003 associated with the closing of a small job fair business.

2002

In total the items below resulted in a net pre-tax charge of $1.7 million ($1.0 million after tax, or $.01 per share) in the second quarter of 2002, and a net pre-tax charge of $10.1 million ($6.2 million after tax, or $.04 per share) for the first six months of 2002.

•	pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) in the second quarter and $2.5 million ($1.5 million after tax, or $.01 per share) for the first six months of 2002 related to a non-compete agreement and
•	a pre-tax charge of $3.0 million ($1.8 million after tax, or $.01 per share) in the second quarter and $12.6 million ($7.7 million after tax, or $.05 per share) for the first six months of 2002 related to work force reductions.

Total revenues for the Company increased 3.8% to $801.9 million in the second quarter of 2003 from $772.2 million in the second quarter of 2002. Advertising revenues increased 3.4% and circulation revenues increased 4.4% in the second quarter of 2003 compared with the second quarter of 2002. For the first half of 2003, total revenues for the Company increased 5.1% to $1,585.6 million from $1,509.3 million for the first half of 2002. Advertising revenues increased 4.2% and circulation revenues increased 7.1% for the first half of 2003 compared with the first half of 2002. In the second quarter of 2003, total revenues increased 1.5%, advertising revenues increased 2.0% and circulation revenues were on a par with the second quarter of 2002, excluding the IHT. On the same basis, total revenues, advertising revenues, and circulation revenues increased 2.7%, 2.6%, and 2.4% for the first half of 2003 compared with the first half of 2002. Advertising revenues increased in the second quarter and first half of 2003 as a result of higher advertising rates, partially offset by lower volume due to a weak economy. Circulation revenues remained flat primarily due to higher circulation prices at The Times, offset by lower volume in the second quarter of 2003. For the first half of 2003, circulation revenues increased primarily due to higher circulation prices at The Times.

Consolidated costs and expenses in the second quarter and first half of 2003 and 2002 were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2003	June 30, 2002	% Change	June 29, 2003	June 30, 2002	% Change
Production costs
Raw materials	$67,534	$64,221	5.2	$133,755	$132,905	0.6
Wages and benefits	167,672	154,234	8.7	335,519	308,197	8.9
Other	115,840	114,281	1.4	233,230	228,762	2.0
Total production costs	351,046	332,736	5.5	702,504	669,864	4.9
Selling, general and Administrative expenses	320,788	297,747	7.7	630,775	599,185	5.3
Total	$671,834	$630,483	6.6	$1,333,279	$1,269,049	5.1

Total production costs increased 5.5% in the second quarter and 4.9% for the first six months of 2003 compared with the corresponding periods in 2002. Excluding the IHT, total production costs increased 3.0% in the second quarter and 2.4% for the first six months of 2003, primarily due to higher benefits and compensation costs. Additionally, newsprint expense was higher in the second quarter of 2003 than in the 2002 second quarter.

The Company's newsprint expense increased 6.3% in the second quarter and 1.1% for the first six months of 2003 compared with the corresponding periods in 2002. Excluding the IHT, newsprint expense increased 4.2% in the second quarter of 2003, resulting from an increase in the Company's average cost per ton of newsprint of 8.1%, partially offset by a decrease in consumption of 3.9% compared with the 2002 second quarter. On the same basis, newsprint expense decreased 0.9% for the first half of 2003, resulting from an increase in the Company's average cost per ton of newsprint of 2.9%, which was more than offset by a decrease in consumption of 3.8% compared with the first half of 2002. The decreases in consumption in the second quarter and first six months of 2003 were primarily due to lower advertising and circulation volumes.

Selling, general and administrative ("SGA") expenses increased 7.7% in the second quarter and 5.3% for the first six months of 2003 compared with the corresponding periods in 2002. SGA expenses, excluding the IHT, increased 3.2% in the second quarter of 2003 compared with the second quarter of 2002, primarily due to higher benefits, compensation and promotion costs. On the same basis, SGA expenses increased 1.0% for the first six months of 2003 compared with the first half of 2002. Benefits, compensation and other costs and expenses rose for the first half of 2003. These increases were partially offset by a reimbursement of remediation costs at one of the Company's major printing facilities, a portion of which costs had been previously expensed. Additionally, the Company incurred work force reduction expenses of $12.6 million in the first six months of last year, primarily related to the Newspaper Group, which makes the first half of this year's comparison more favorable.

Operating profit in the second quarter of 2003 decreased 8.2% to $130.1 million from $141.7 million in the second quarter of 2002. The 2003 second-quarter net income of $72.8 million decreased 7.5% from $78.8 million in the second quarter of 2002. Operating profit for the first half of 2003 increased 5.0% to $252.4 million from $240.3 million for the first half of 2002. Net income for the first six months of 2003 increased 6.3% to $141.7 million from $133.2 million for the first six months of 2002.

Other

The Company recorded income from joint ventures of $0.6 million in the second quarter of 2003 and a loss of $5.7 million for the first six months of 2003 compared with a loss from joint ventures of $2.3 million and $2.2 million in the same periods last year. Beginning in 2003, the operating results of the IHT are no longer included in net income/(loss) from joint ventures. Additionally, net income/(loss) from joint ventures in 2003 includes losses related to New England Sports Ventures, LLC ("NESV") and Discovery Times channel ("DTC"), two investments made in February and April of 2002, for the entire first half of the year. In the prior year, losses from NESV and DTC were included from the investment date to the end of the second quarter.

Interest expense-net decreased to $11.5 million in the 2003 second quarter and increased to $23.3 million for the first six months of 2003 compared with $11.6 million and $22.2 million in the comparable 2002 periods. The decrease in the second quarter of 2003 was primarily due to higher interest capitalized related to capital expenditures, partially offset by an increase in interest expense. The increase for the first half of 2003 was primarily due to higher interest expense. While interest rates were lower in the second quarter and first half of 2003, the Company had a higher level of debt outstanding.

"Other income" in the Company's Condensed Consolidated Statements of Income includes pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) in the second quarters of 2003 and 2002 and pre-tax income of $2.5 million ($1.5 million after tax, or $.01 per share) for the first six months of 2003 and 2002 related to a non-compete agreement. Additionally, other income for the first six months of 2003 includes a pre-tax gain of $8.3 million ($5.0 million after tax, or $.03 per share) related to a credit for advertising issued by the Company, which was not used within the allotted time by the advertiser.

In March 2003, the Company closed a small job fair business resulting in a pre-tax charge of $4.6 million ($2.8 million after tax, or $.02 per share). The charge primarily consisted of the write-off of goodwill (see Note 5 of the Notes to the Condensed Consolidated Financial Statements). The charge is recorded in "SGA expenses" in the Company's Condensed Consolidated Statements of Income and did not have a material impact on the Company's Condensed Consolidated Financial Statements.

The Company's effective income tax rate in the second quarter and first six months of 2003 was 39.5% compared with 39.0% in the comparable prior year periods. The Company expects its effective income tax rate in 2003 will be 39.5% compared with 39.0% in 2002.

EBITDA

EBITDA (earnings before interest, taxes, depreciation and amortization) (A) in the second quarter of 2003 decreased 6.2% to $167.6 million from $178.8 million in the second quarter of 2002 and increased 4.2% to $330.8 million for the first half of 2003 from $317.4 million for the first six months of 2002. See discussion of revenues and costs and expenses in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company believes that EBITDA, a non-GAAP financial measure, is a useful metric for evaluating its financial performance because of its focus on the Company's results from operations before depreciation and amortization. EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. These groups use EBITDA, along with other measures, to estimate the value of a company and evaluate a company's ability to meet its debt service requirements. For comparability, EBITDA in the prior year has been restated to conform with the 2003 presentation. The EBITDA presented may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined under GAAP.

A reconciliation of EBITDA to net income is provided below.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
EBITDA	$167,640	$178,775	$330,766	$317,385
Depreciation and amortization	(35,778)	(38,059)	(73,307)	(76,819)
Interest expense – net	(11,484)	(11,600)	(23,286)	(22,155)
Income taxes	(47,549)	(50,355)	(92,498)	(85,180)
Net income	$72,829	$78,761	$141,675	$133,231

(A)	The Company's definition of EBITDA has been revised to eliminate adjustments for non-operating items based on recently issued SEC guidance.

Consolidated revenues, operating profit and depreciation and amortization by business segment were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2003	June 30, 2002	% Change	June 29, 2003	June 30, 2002	% Change

Revenues

Newspapers	$745,915	$718,880	3.8	$1,480,966	$1,410,348	5.0
Broadcast	37,926	38,977	(2.7)	70,131	70,936	(1.1)
New York Times Digital	21,626	17,772	21.7	41,251	33,934	21.6
Intersegment eliminations (A)	(3,576)	(3,418)	(4.6)	(6,717)	(5,910)	(13.7)
Total	$801,891	$772,211	3.8	$1,585,631	$1,509,308	5.1

Operating Profit (Loss)

Newspapers	$126,575	$136,806	(7.5)	$252,175	$239,631	5.2
Broadcast	10,289	13,034	(21.1)	15,251	19,442	(21.6)
New York Times Digital	4,285	1,918	*	7,481	2,099	*
Unallocated corporate expenses	(11,092)	(10,030)	(10.6)	(22,555)	(20,913)	(7.9)
Total	$130,057	$141,728	(8.2)	$252,352	$240,259	5.0

Depreciation and Amortization

Newspapers	$29,352	$31,603	(7.1)	$60,315	$63,948	(5.7)
Broadcast	2,325	1,943	19.7	4,563	3,889	17.3
New York Times Digital	1,299	2,045	(36.5)	2,832	4,009	(29.4)
Unallocated Corporate	2,802	2,468	13.5	5,597	4,973	12.5
Total	$35,778	$38,059	(6.0)	$73,307	$76,819	(4.6)

*	Represents percentages greater than 100%.
(A)	Intersegment eliminations primarily represent license fees between New York Times Digital and other segments.

Newspaper Group: The Newspaper Group consists of The Times, the IHT, the New England Newspaper Group, which includes The Boston Globe (the "Globe") and the Worcester Telegram & Gazette, 15 other newspapers ("Regional Newspapers"), a newspaper distributor and various other news-related services.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2003	June 30, 2002	% Change	June 29, 2003	June 30, 2002	% Change
Revenues	$745,915	$718,880	3.8	$1,480,966	$1,410,348	5.0
Operating profit	$126,575	$136,806	(7.5)	$252,175	$239,631	5.2
Depreciation and Amortization	$29,352	$31,603	(7.1)	$60,315	$63,948	(5.7)

Total Newspaper Group revenues in the second quarter of 2003 increased 3.8% to $745.9 million from $718.9 million in the 2002 second quarter. Advertising revenues increased 3.3% and circulation revenues increased 4.4% in the second quarter of 2003 compared with the prior-year quarter. For the first six months of 2003, total newspaper group revenues increased 5.0% to $1,481.0 million from $1,410.3 million for the first six months of 2002. Advertising revenues increased 4.0% and circulation revenues increased 7.1% for the first half of 2003 compared with the first half of 2002.

In the second quarter of 2003, total revenues increased 1.3%, advertising revenues increased 1.7% and circulation revenues were on a par with the second quarter of 2002, excluding the IHT. Total revenues, advertising revenues and circulation revenues, excluding the IHT, increased 2.5%, 2.3% and 2.4% for the first six months of 2003 compared with the first six months of 2002. Advertising revenues increased in the second quarter and first half of 2003 as a result of higher advertising rates, partially offset by lower volume due to a weak economy. Circulation revenues remained flat primarily due to higher circulation prices at The Times, offset by lower volume in the second quarter of 2003. For the first half of 2003, circulation revenues increased primarily due to higher circulation prices at The Times.

Operating profit for the Newspaper Group decreased 7.5% to $126.6 million in the second quarter of 2003 from $136.8 million in the 2002 second quarter, primarily due to higher compensation and benefit costs as well as an increase in newsprint expense, partially offset by an increase in revenues. Operating profit increased 5.2% to $252.2 million for the first half of 2003 from $239.6 million for the first half of 2002, primarily due to higher revenues, partially offset by an increase in compensation, benefits and promotion costs. The increase in costs and expenses was partially offset by a reimbursement of remediation costs at one of the Company's major printing facilities, a portion of which costs had been previously expensed. Additionally, the Company incurred work force reduction expenses of $12.6 million in the first six months of last year, primarily related to the Newspaper Group, which makes the first half of this year's comparison more favorable.

Advertising, circulation and other revenue, by major line of business of the Newspaper Group, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2003	June 30, 2002	% Change	June 29, 2003	June 30, 2002	% Change
The New York Times
Advertising	$273,604	$269,773	1.4	$550,341	$535,807	2.7
Circulation	146,895	146,600	0.2	292,873	281,801	3.9
Other	32,594	32,386	0.6	64,122	63,280	1.3
Sub-total	$453,093	$448,759	1.0	$907,336	$880,888	3.0
International Herald Tribune
Advertising	$7,611	—	N/A	$15,824	—	N/A
Circulation	9,869	—	N/A	19,369	—	N/A
Other	387	—	N/A	736	—	N/A
Sub-total	$17,867	—	N/A	$35,929	—	N/A
Total New York Times
Advertising	$281,215	$269,773	4.2	$566,165	$535,807	5.7
Circulation	156,764	146,600	6.9	312,242	281,801	10.8
Other	32,981	32,386	1.8	64,858	63,280	2.5
Total	$470,960	$448,759	4.9	$943,265	$880,888	7.1
New England Newspaper Group
Advertising	$116,013	$113,052	2.6	$220,295	$216,629	1.7
Circulation	42,949	43,697	(1.7)	85,077	86,715	(1.9)
Other	8,056	6,660	21.0	16,262	13,568	19.9
Total	$167,018	$163,409	2.2	$321,634	$316,912	1.5
Regional Newspapers
Advertising	$82,656	$81,649	1.2	$163,645	$160,754	1.8
Circulation	21,591	21,602	(0.1)	44,986	44,638	0.8
Other	3,690	3,461	6.6	7,436	7,156	3.9
Total	$107,937	$106,712	1.1	$216,067	$212,548	1.7
Total Newspaper Group Excluding International Herald Tribune
Advertising	$472,273	$464,474	1.7	$934,281	$913,190	2.3
Circulation	211,435	211,899	(0.2)	422,936	413,154	2.4
Other	44,340	42,507	4.3	87,820	84,004	4.5
Total	$728,048	$718,880	1.3	$1,445,037	$1,410,348	2.5
Total Newspaper Group
Advertising	$479,884	$464,474	3.3	$950,105	$913,190	4.0
Circulation	221,304	211,899	4.4	442,305	413,154	7.1
Other	44,727	42,507	5.2	88,556	84,004	5.4
Total	$745,915	$718,880	3.8	$1,480,966	$1,410,348	5.0

Advertising volume was as follows:

	Three Months Ended			Six Months Ended
(Inches in thousands, preprints in thousands of copies)	June 29, 2003	June 30, 2002	% Change	June 29, 2003	June 30, 2002	% Change
The New York Times
Retail	99.4	107.6	(7.7)	187.0	200.5	(6.7)
National	316.4	330.8	(4.3)	651.9	663.9	(1.8)
Classified	173.1	185.8	(6.8)	333.1	359.9	(7.4)
Zoned	210.5	218.2	(3.5)	421.8	447.7	(5.8)
Total	799.4	842.4	(5.1)	1,593.8	1,672.0	(4.7)
Preprints	121,625	124,583	(2.4)	241,007	241,450	(0.2)
New England Newspaper Group
Retail	199.3	214.4	(7.0)	370.9	396.2	(6.4)
National	194.8	198.7	(2.0)	374.4	402.8	(7.1)
Classified	400.3	419.8	(4.7)	787.9	806.4	(2.3)
Zoned	350.0	282.8	23.8	630.1	501.2	25.7
Total	1,144.4	1,115.7	2.6	2,163.3	2,106.6	2.7
Preprints	264,125	254,813	3.7	506,407	461,558	9.7
Regional Newspapers
Retail	1,328.5	1,393.2	(4.6)	2,653.6	2,770.1	(4.2)
National	84.0	60.3	39.4	160.8	114.8	40.0
Classified	1,853.8	1,847.0	0.4	3,638.1	3,544.2	2.6
Legal	150.7	167.2	(9.9)	223.3	244.2	(8.6)
Total	3,417.0	3,467.7	(1.5)	6,675.8	6,673.3	0.0
Preprints	292,377	270,797	8.0	590,532	537,355	9.9

Total linage for the IHT was 26,523 inches in the second quarter of 2003 and 54,776 inches for the first six months of 2003.

Average net paid circulation for The Times, the IHT, the New England Newspaper Group and the Regional Newspapers for the second quarter and first six months of 2003, compared with the second quarter and first six months of 2002, is provided below. Average net paid circulation is provided following the guidelines of the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines.

	Three Months Ended June 29, 2003
(Copies in thousands)	Weekday/Daily	% Change	Sunday	% Change

The New York Times	1,087.9	(3.6)	1,628.5	(3.1)
International Herald Tribune	220.7	N/A	N/A	N/A
New England Newspaper Group	553.4	(2.4)	818.2	(2.3)
Regional Newspapers	600.3	(0.3)	651.8	(1.2)

	Six Months Ended June 29, 2003
(Copies in thousands)	Weekday/Daily	% Change	Sunday	% Change

The New York Times	1,106.2	(3.5)	1,650.3	(2.7)
International Herald Tribune	223.0	N/A	N/A	N/A
New England Newspaper Group	546.2	(4.1)	809.4	(3.0)
Regional Newspapers	625.5	(0.4)	682.8	(1.0)

For the second quarter of 2003, circulation volume at The Times declined 3.6% on weekdays and 3.1% on Sundays compared with the second quarter of 2002. For the first six months of 2003, circulation volume at The Times declined 3.5% on weekdays and 2.7% on Sundays compared with the first six months of 2002. For the six-month ABC period ending September 30, 2003, The Times expects to see circulation volume growth.

Circulation volume at the New England Newspaper Group declined 2.4% on weekdays and 2.3% on Sundays in the second quarter of 2003 compared with the second quarter of 2002. For the first six months of 2003, circulation volume at the New England Newspaper Group declined 4.1% on weekdays and 3.0% on Sundays compared with the first six months of 2002.

The decreases in circulation volume at The Times and the New England Newspaper Group were due to the effect of recent price increases, which negatively affected demand, as well as unfavorable comparisons to the prior year, when heightened interest in the news related to the war in Afghanistan temporarily raised circulation volume. In addition, heightened reader interest in the news related to the New England Patriots' participation in the Super Bowl and the crisis in the Boston archdiocese of the Catholic Church also contributed to unfavorable comparisons to the prior year at the New England Newspaper Group.

The Times continues to improve retail availability across the nation by increasing the number of markets it serves and by adding to the number of outlets where the paper is sold. Additionally, The Times has expanded its national home-delivery availability while improving the quality and levels of its home-delivery circulation base. All of the Company's newspapers are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones.

Broadcast Group: The Broadcast Group comprises eight network-affiliated television stations and two radio stations.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2003	June 30, 2002	% Change	June 29, 2003	June 30, 2002	% Change
Revenues	$37,926	$38,977	(2.7)	$70,131	$70,936	(1.1)
Operating profit	$10,289	$13,034	(21.1)	$15,251	$19,442	(21.6)
Depreciation and amortization	$2,325	$1,943	19.7	$4,563	$3,889	17.3

Revenues in the second quarter of 2003 declined 2.7% to $37.9 million from $39.0 million in the same period of 2002 and declined 1.1% to $70.1 million for the first half of 2003 from $70.9 million in the same period last year, primarily due to lower advertising revenues related to decreased political advertising.

Operating profit decreased 21.1% in the second quarter of 2003 to $10.3 million from $13.0 million in the 2002 second quarter and decreased 21.6% to $15.3 million for the first six months of 2003 from $19.4 million for the first six months of 2002. The decreases in operating profit in the second quarter and first half of 2003 were primarily due to lower advertising revenues, coupled with higher benefits, compensation and promotion costs.

New York Times Digital: NYTD consists of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"), which licenses archive databases of The Times and the Globe to electronic information providers.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2003	June 30, 2002	% Change	June 29, 2003	June 30, 2002	% Change
Revenues	$21,626	$17,772	21.7	$41,251	$33,934	21.6
Operating profit	$4,285	$1,918	*	$7,481	$2,099	*
Depreciation and amortization	$1,299	$2,045	(36.5)	$2,832	$4,009	(29.4)

*	Represent percentages greater than 100%.

Advertising revenues accounted for approximately 71% and other revenue, primarily from DAD, accounted for the remainder of NYTD's total revenues for the first half of 2003. Revenues for NYTD increased 21.7% in the second quarter of 2003 to $21.6 million from $17.8 million in the 2002 second quarter. For the first half of 2003, revenues for NYTD increased 21.6% to $41.3 million from $33.9 million for the first half of 2002. The increases in revenues in the second quarter and first six months of 2003 were primarily due to higher advertising revenues resulting from increased volume.

NYTD had an operating profit of $4.3 million in the second quarter of 2003 compared with $1.9 million in the second quarter of 2002 and an operating profit of $7.5 million for the first six months of 2003 compared with $2.1 million for the first six months of 2002. The increases in operating profit in the second quarter and first six months of 2003 were primarily due to higher advertising revenues.

Liquidity and Capital Resources

The Company's cash flow activity for the first six months of 2003 and 2002 was as follows:

	For the Six Months Ended
(Dollars in millions)	June 29, 2003	June 30, 2002

Net cash provided by operating activities	$266.2	$120.8
Net cash used in investing activities	$(185.9)	$(243.6)
Net cash (used in)/provided by financing activities	$(84.3)	$126.5

The Company had net cash provided by operating activities of $266.2 million for the first half of 2003 compared with $120.8 million for the first half of 2002. This increase primarily resulted from the payment of income taxes in the first half of 2002 in connection with the gain on the sale of the Company's Magazine Group. The Company had net cash used in investing activities of $185.9 million for the first half of 2003, down from $243.6 million for the first half of 2002. The decrease was primarily due to the Company's investments in NESV and DTC in the prior year, partially offset by the Company's acquisition of the IHT and higher capital spending in the first half of 2003. See the Company's Condensed Consolidated Statements of Cash Flows for information regarding capital expenditures. The Company had net cash used in financing activities of $84.3 million for the first half of 2003 compared with net cash provided by financing activities of $126.5 million for the first half of 2002. The Company had higher stock repurchases for the first half of 2003 compared with the first half of 2002. Additionally, in the first half of 2002 the Company received proceeds from the issuance of debt.

The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover its cash requirements, including working capital needs, planned capital expenditures and acquisitions, stock repurchases, pension plan funding and dividend payments to stockholders for both the next 12 months and the foreseeable future. The ratio of current assets to current liabilities was 70.0% as of June 29, 2003, and 76.5% as of December 29, 2002. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 36.6% as of June 29, 2003, compared with 36.5% as of December 29, 2002.

Contractual Obligations

The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. As of June 29, 2003, these contractual obligations have not materially changed from December 29, 2002.

See Note 13 of the Notes to the Condensed Consolidated Financial Statements for details on the Company's guarantees and other contingent liabilities.

Financing

The Company has a total of $600.0 million available to borrow under its revolving credit agreements. In June 2003, the Company's one-year credit agreement ($330.0 million) was extended for one year and will now mature in June 2004. The Company's multi-year credit agreement ($270.0 million) remains unchanged, maturing in June 2006. These revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Under these agreements, $388.2 million of stockholders' equity was unrestricted as of June 29, 2003, and $394.4 million was unrestricted as of December 29, 2002.

The Company had commercial paper outstanding of $189.3 million with an annual weighted average interest rate of 1.1% as of June 29, 2003, and $178.1 million with an annual weighted average interest rate of 1.3% as of December 29, 2002. These commercial paper obligations are supported by the revolving credit agreements, which had no amounts outstanding as of June 29, 2003, or December 29, 2002. The amount available under the commercial paper facility was $410.7 million as of June 29, 2003.

The Company's total debt, including commercial paper and capital leases, was $968.6 million as of June 29, 2003, and $958.2 million as of December 29, 2002.

Capital Expenditures

The Company now estimates that capital expenditures for 2003 will range from $160 million to $190 million compared with approximately $165 million in 2002. Included in the 2003 estimate are $75 to $80 million of costs related to the Company's interest in its proposed new headquarters in New York City (the "Building"), which it expects to occupy in 2006. See the Condensed Consolidated Statements of Cash Flows for information regarding the Company's development partner's capital expenditures in connection with the Building.

For the first six months of 2003, capital expenditures were net of a reimbursement of remediation costs at one of the Company's major printing facilities, a portion of which costs had been previously capitalized. On an accrual basis, capital expenditures were $67.4 million for the first half of 2003 and $62.0 million for the first half of 2002.

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

The Company uses independent actuaries to help determine pension and postretirement benefit obligations and expenses, as well as the funding requirements for its pension plans. During this analysis process, the Company reviews with its independent actuaries and auditors the assumptions underlying the valuation. These assumptions as well as additional information regarding the Company's pension and postretirement benefits is detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. The Company will complete its next valuation at the end of December 2003, and any changes to the pension and postretirement benefit assumptions will be reflected in its year-end financial statements.

Critical Accounting Policies

The Company's critical accounting policies are detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. As of June 29, 2003, the Company's critical accounting policies have not changed from December 29, 2002.

2003 Guidance

Guidance on key financial measures, on a GAAP basis, is shown below:

Item (a)	Previous 2003 Guidance	New 2003 Guidance (d)
Newspaper Group Advertising Revenues	Up 3 to 5%	Up 3 to 5%
Newspaper Group Circulation Revenues	Up 3 to 5%	Up 3 to 5%
Total Company Expenses (b)	Up 4.5 to 5.5%	Up 3.5 to 4.5%
Depreciation & Amortization	$152 to $157 million	$148 to $153 million
Capital Expenditures (c)	$210 to $240 million	$160 to $190 million
Income/(loss) from Joint Ventures	A loss of $7 to $11 million	A loss of $7 to $11 million
Interest Expense	$45 to $49 million	$45 to $49 million
Tax Rate	39.5%	39.5%
Diluted Earnings Per Share Growth	Low- to mid-single digits	Low- to mid-single digits

(a)	2003 guidance excludes the IHT.
(b)	Total Company expenses including the IHT are expected to increase 6.5 to 7.5% in 2003.
(c)	Includes costs of $75 to $80 million in 2003 related to the Company's interest in the Building.
(d)	Updated by the Company on July 15, 2003.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provisions of FAS 150 to have a material effect on the Company's Condensed Consolidated Financial Statements when effective.

In April 2003, the FASB issued FAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the provisions of FAS 149 to have a material effect on the Company's Condensed Consolidated Financial Statements when effective.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN 46 requires that the assets, liabilities and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the provisions of FIN 46 to have a material effect on the Company's Condensed Consolidated Financial Statements when effective.

On January 1, 2003, the Company adopted the recognition provisions of FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The adoption of the provisions of FIN 45 and FAS 146, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2002, did not have a material effect on the Company's Condensed Consolidated Financial Statements.

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

The Company's Annual Report on Form 10-K for the year ended December 29, 2002, details the Company's disclosures about market risk. As of June 29, 2003, there have been no material changes in the Company's market risk from December 29, 2002.

Item 4.	CONTROLS AND PROCEDURES

Russell T. Lewis, the Company's Chief Executive Officer, and Leonard P. Forman, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 29, 2003. Based on such evaluation, each of Messrs. Lewis and Forman concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by Messrs. Lewis and Forman.

PART II.    OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

12	Ratio of Earnings to Fixed Charges

31.1	Form of Certification Required by Rules 13a – 14 and 15d – 14 under the Securities Exchange Act of 1934

31.2	Form of Certification Required by Rules 13a – 14 and 15d – 14 under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Company furnished a Form 8-K on April 14, 2003, to report (1) the Company's earnings for the quarter ended March 30, 2003, and (2) the Company's newspaper advertising revenue for the quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY (Registrant)
Date: August 12, 2003	/s/ Leonard P. Forman
Leonard P. Forman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report Form 10-Q
Quarter Ended June 29, 2003

Exhibit No.

(a)    Exhibit

12	Ratio of Earnings to Fixed Charges

31.1	Form of Certification Required by Rules 13a – 14 and 15d – 14 under the Securities Exchange Act of 1934

31.2	Form of Certification Required by Rules 13a – 14 and 15d – 14 under the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002