Form 10-Q
period 2003-09-28
NEW YORK TIMES CO
filed 2003-11-05
CIK 71691

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended September 28, 2003

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Number of shares of each class of the registrant's common stock outstanding as of October 31, 2003 (exclusive of treasury shares):

Class A Common Stock	148,108,928 shares
Class B Common Stock	842,316 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended				Nine Months Ended
	September 28, 2003		September 29, 2002		September 28, 2003		September 29, 2002
	(13 Weeks)				(39 Weeks)
Revenues
Advertising		$480,385		$469,000		$1,524,103		$1,470,594
Circulation		220,451		204,265		662,756		617,419
Other		58,451		56,236		158,059		150,796

Total		759,287		729,501		2,344,918		2,238,809

Production costs
Raw materials		65,922		58,956		199,677		191,861
Wages and benefits		166,820		154,504		502,339		462,701
Other		118,116		119,004		351,346		347,766

Total		350,858		332,464		1,053,362		1,002,328
Selling, general and administrative expenses		315,692		284,664		946,467		883,849

Total		666,550		617,128		1,999,829		1,886,177

Operating profit		92,737		112,373		345,089		352,632
Net loss from joint ventures		6		5,132		5,676		7,325
Interest expense-net		11,138		11,747		34,424		33,902
Other income		1,250		1,250		12,027		3,750

Income before income taxes		82,843		96,744		317,016		315,155
Income taxes		32,723		37,730		125,221		122,910

Net Income		$50,120		$59,014		$191,795		$192,245

Average Number of Common Shares Outstanding
Basic		149,305		151,668		150,626		151,520
Diluted		151,606		154,699		153,201		154,829
Basic Earnings Per Share	$	..34	$	..39		$1.27		$1.27

Diluted Earnings Per Share	$	..33	$	..38		$1.25		$1.24

Dividends Per Share	$	..145	$	..135	$	..425	$	..395

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 28, 2003	December 29, 2002
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$36,298	$36,962
Accounts receivable-net	329,020	358,335
Inventories
Newsprint and magazine paper	23,957	20,531
Work-in-process and other	2,991	2,769

Total inventories	26,948	23,300
Deferred income taxes	73,528	73,528
Other current assets	52,286	70,931

Total current assets	518,080	563,056
Other Assets
Investments in joint ventures	233,372	245,262
Property, plant and equipment (less accumulated depreciation and amortization of $1,285,401 in 2003 and $1,230,049 in 2002)	1,192,567	1,197,368
Intangible assets acquired
Goodwill	1,096,638	1,017,766
Other intangible assets acquired (less accumulated amortization of $121,478 in 2003 and $109,520 in 2002)	362,287	375,313
Miscellaneous assets	287,362	235,077

TOTAL ASSETS	$3,690,306	$3,633,842

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 28, 2003	December 29, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Commercial paper outstanding	$157,870	$178,120
Accounts payable	172,114	177,712
Accrued payroll and other related liabilities	120,134	131,484
Accrued expenses	222,165	130,566
Unexpired subscriptions	77,577	66,514
Current portion of long-term debt and capital lease obligations	51,250	51,340

Total current liabilities	801,110	735,736

Other Liabilities
Long-term debt	647,709	648,563
Capital lease obligations	79,090	80,226
Deferred income taxes	78,656	73,824
Other	835,517	826,186

Total other liabilities	1,640,972	1,628,799

Total liabilities	2,442,082	2,364,535
Stockholders' Equity
Capital stock of $.10 par value
Class A—authorized 300,000,000 shares; issued: 2003—157,142,980; 2002—156,372,373 (including treasury shares: 2003—9,136,989; 2002—5,000,000)	15,714	15,637
Class B—convertible—authorized and issued shares; 2003—842,316; and 2002—843,806	84	84
Additional paid-in capital	37,055	9,269
Retained earnings	1,701,684	1,573,661
Common stock held in treasury, at cost	(399,777)	(214,381)
Deferred compensation	(6,919)	(8,432)
Accumulated other comprehensive loss, net of income taxes	(99,617)	(106,531)

Total stockholders' equity	1,248,224	1,269,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,690,306	$3,633,842

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 28, 2003	September 29, 2002
	(39 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$415,532	$204,339

INVESTING ACTIVITIES
Capital expenditures-net	(89,194)	(96,752)
Acquisition	(65,059)	—
Investments	—	(175,865)
Other investing payments	(51,519)	(11,764)

Net cash used in investing activities	(205,772)	(284,381)

FINANCING ACTIVITIES
Commercial paper payments	(20,250)	(13,600)
Long-term obligations:
Proceeds	—	175,277
Payments	(3,235)	(2,153)
Capital shares:
Issuance	21,595	59,441
Repurchase	(185,455)	(103,781)
Dividends paid to stockholders	(63,772)	(59,676)
Other financing proceeds	40,181	12,145

Net cash (used in)/provided by financing activities	(210,936)	67,653

Decrease in cash and cash equivalents	(1,176)	(12,389)
Effect of exchange rate changes on cash and cash equivalents	512	—
Cash and cash equivalents at the beginning of the year	36,962	51,952

Cash and cash equivalents at the end of the quarter	$36,298	$39,563

SUPPLEMENTAL DATA

Acquisition and Investments

        On January 1, 2003, the Company purchased the remaining 50% interest in the International Herald Tribune which it did not previously own for approximately $65 million. See Note 4 for additional information regarding this acquisition.

        In April 2002, the Company and Discovery Communications, Inc. ("DCI") formed a joint venture in Discovery Times Channel, LLC ("DTC"), a digital cable television channel. The Company invested approximately $100 million for its 50% interest in DTC. The operations of DTC are managed by DCI.

        In February 2002, New England Sports Ventures, LLC ("NESV"), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for an interest of approximately 17% in NESV.

Other

        For the first nine months of 2003, capital expenditures are net of a reimbursement of remediation costs at one of the Company's major printing facilities, a portion of which costs had been previously capitalized. On an accrual basis, capital expenditures were $86.2 million for the first nine months of 2003 and $112.8 million for the first nine months of 2002.

        The Company's and its development partner's interests in the Company's proposed new headquarters are approximately 58% and 42% (see Note 13). Due to the Company's majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company. Capital expenditures attributable to the Company's development partner's interest in the Company's proposed new headquarters are included in Investing Activities—Other investing payments and were $46.3 million for the first nine months of 2003 and $7.8 million for the first nine months of 2002. Cash received from the development partner for capital expenditures is included in Financing Activities—Other financing proceeds and were $40.2 million for the first nine months of 2003 and $12.1 million for the first nine months of 2002.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     General

        In the opinion of The New York Times Company's (the "Company") management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 28, 2003, and December 29, 2002, and the results of operations and cash flows of the Company for the periods ended September 28, 2003, and September 29, 2002. All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of a full year's operations. Certain reclassifications have been made to the 2002 Condensed Consolidated Financial Statements to conform with classifications used as of and for the period ended September 28, 2003. The fiscal periods included herein comprise 13 weeks for the three-month periods and 39 weeks for the nine-month periods.

        As of September 28, 2003, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K, have not changed from December 29, 2002, except for the pronouncements adopted in 2003 (see Note 2).

2.     Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("FAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of FAS 150 did not have an effect on the Company's Condensed Consolidated Financial Statements.

        In April 2003, the FASB issued FAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of FAS 149 did not have an effect on the Company's Condensed Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN 46 requires that the assets, liabilities and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, FASB deferred the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 15, 2003, for VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the provisions of FIN 46 to have a material effect on the Company's Condensed Consolidated Financial Statements when effective.

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

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Reported net income	$50,120	$59,014	$191,795	$192,245
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(12,149)	(12,244)	(36,447)	(36,732)

Pro forma net income	$37,971	$46,770	$155,348	$155,513

Earnings per share:
Basic—as reported	$.34	$.39	$1.27	$1.27
Basic—pro forma	$.25	$.31	$1.03	$1.03

Diluted—as reported	$.33	$.38	$1.25	$1.24
Diluted—pro forma	$.25	$.31	$1.02	$1.01

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

        The annual impairment tests for goodwill and other intangible assets not amortized will be completed in the fourth quarter of 2003.

        The changes in the carrying amount of goodwill for the nine months ended September 28, 2003, are as follows:

(Dollars in thousands)	Newspaper Group	Broadcast Group	Total
Balance as of December 30, 2002	$976,857	$40,909	$1,017,766
Goodwill acquired during year	75,722	—	75,722
Goodwill written off	(3,859)	—	(3,859)
Foreign currency translation	7,009	—	7,009

Balance as of September 28, 2003	$1,055,729	$40,909	$1,096,638

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

        Other intangible assets as of September 28, 2003, and December 29, 2002, were as follows:

	September 28, 2003		December 29, 2002
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized other intangible assets:
Customer lists	$202,718	$116,321	$203,040	$104,149
Other	5,001	5,157	5,747	5,371

Total	207,719	121,478	208,787	109,520

Unamortized other intangible assets:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	55,852	—	55,852	—

Total	276,046	—	276,046	—

Total other intangible assets	$483,765	$121,478	$484,833	$109,520

        As of September 28, 2003, the weighted-average amortization period was 12 years for customer lists and 10 years for other intangible assets included in the table above.

        Amortization expense related to other intangible assets acquired, which is subject to amortization, was $13.0 million for the first nine months of 2003 and is expected to be $17.0 million for the full-year 2003. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands)
Year	Amount
2004	$16,648
2005	16,625
2006	13,478
2007	4,477
2008	4,477

6.     Income Taxes

        The Company's effective income tax rate in the third quarter and first nine months of 2003 was 39.5% compared with 39.0% in the third quarter and first nine months of 2002. The Company expects its effective income tax rate in 2003 will be 39.5%, compared with 39.0% in 2002.

7.     Other

        "Other income" in the Company's Condensed Consolidated Statements of Income includes the following items:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Non-compete agreement	$1,250	$1,250	$3,750	$3,750
Advertising credit(A)	—	—	8,277	—

Other income	$1,250	$1,250	$12,027	$3,750

(A)
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

        The Company did not record any work force reduction expenses in the first nine months of 2003. There was a pre-tax charge of $12.6 million ($7.7 million after tax, or $.05 per share) for the first nine months of 2002 related to work force reductions. These charges are included in SGA expenses in the Company's Condensed Consolidated Statements of Income. Accruals for these work force reduction expenses are primarily included in "Accrued expenses" in the Company's Condensed Consolidated Balance Sheets and amounted to $1.8 million as of September 28, 2003, and $4.4 million as of December 29, 2002.

        In September 2003, the Company made a $10.5 million tax-deductible contribution to one of its qualified pension plans. The Company expects to make at least a $58.8 million tax-deductible contribution to its qualified pension plans before the end of 2003, therefore this amount was reclassed from "Other Liabilities-Other" to "Current Liabilities-Accrued expenses" in the Company's Condensed Consolidated Balance Sheets as of September 28, 2003. See the Pension and Postretirement section in the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's pension plans.

8.     Debt Obligations

        The Company has a total of $600.0 million available to borrow under its revolving credit agreements. In June 2003, the Company's one-year credit agreement ($330.0 million) was extended for one year and will now mature in June 2004. The Company's multi-year credit agreement ($270.0 million) remains unchanged, maturing in June 2006. These revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Under the provisions of these agreements, $373.3 million of stockholders' equity was unrestricted as of September 28, 2003, and $394.4 million was unrestricted as of December 29, 2002.

        The Company had commercial paper outstanding of $157.9 million with an annual weighted average interest rate of 1.1% as of September 28, 2003, and $178.1 million with an annual weighted average interest rate of 1.3% as of December 29, 2002. These commercial paper obligations are supported by the revolving credit agreements, which had no amounts outstanding as of September 28, 2003, or December 29, 2002. The amount available under the commercial paper facility was $442.1 million as of September 28, 2003.

        The Company's total debt, including commercial paper and capital leases, was $935.9 million as of September 28, 2003, and $958.2 million as of December 29, 2002.

9.     Common Stock

        During the first nine months of 2003, the Company repurchased 4.2 million shares of Class A Common Stock at a cost of $186.1 million. The average price of these repurchases was $44.80 per share. From September 29, 2003, through October 31, 2003, the Company repurchased 0.1 million shares at a cost of $4.0 million. As of October 31, 2003, the remaining amount of the aggregate repurchase authorization from the Company's Board of Directors ("BOD") was $110.6 million.

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

        Comprehensive income for 2003 and 2002 was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net income	$50,120	$59,014	$191,795	$192,245
Foreign currency translation adjustments	184	(709)	9,330	115
Change in unrealized gains on marketable securities:
Unrealized gain arising during period	—	—	—	146
Add: reclassification adjustment for loss included in net income	—	—	—	47
Change in unrealized derivative gains on cash-flow hedges	510	553	1,444	1,954
Income tax (charge)/benefit	(268)	30	(3,860)	(920)

Comprehensive income	$50,546	$58,888	$198,709	$193,587

        The "Accumulated other comprehensive loss, net of income taxes" in the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $75.5 million as of September 28, 2003, and $79.4 million as of December 29, 2002.

11.   Earnings Per Share

        Basic and diluted earnings per share have been computed as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Basic earnings per share computation:
Numerator
Net income	$50,120	$59,014	$191,795	$192,245

Denominator
Average number of common shares outstanding	149,305	151,668	150,626	151,520

Net income	$.34	$.39	$1.27	$1.27

Diluted earnings per share computation:
Numerator
Net income	$50,120	$59,014	$191,795	$192,245

Denominator
Average number of common shares outstanding	149,305	151,668	150,626	151,520
Incremental shares for assumed exercise of securities	2,301	3,031	2,575	3,309

Total shares	151,606	154,699	153,201	154,829

Net income	$.33	$.38	$1.25	$1.24

        The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

        Stock options with exercise prices that exceeded the fair market value of the Company's common stock had an antidilutive effect and, therefore were excluded from the computation of diluted earnings per share. The antidilutive stock options did not result in any incremental shares in the diluted share base. These stock options amounted to approximately 10 million for the third quarter and nine months ended September 28, 2003, and approximately 5 million for the nine months ended September 29, 2002. The stock options' exercise prices ranged from $47.25 to $46.02 for the third quarter and nine months ended September 28, 2003, and $47.25 for the nine months ended September 29, 2002. There were no antidilutive stock options excluded from the computation of diluted earnings per share in the third quarter ended September 29, 2002.

12.   Segment Statements of Income

        The Company's reportable segments consist of its Newspaper, Broadcast and New York Times Digital Groups. These segments are evaluated regularly by key management in assessing performance and allocating resources. See Note 4 for information related to the acquisition of the IHT.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
REVENUES
Newspapers	$706,021	$677,314	$2,186,987	$2,087,662
Broadcast	34,846	37,243	104,977	108,179
New York Times Digital	21,805	18,209	63,056	52,143
Intersegment eliminations(A)	(3,385)	(3,265)	(10,102)	(9,175)

Total	$759,287	$729,501	$2,344,918	$2,238,809

OPERATING PROFIT (LOSS)
Newspapers(B)	$88,602	$107,042	$340,777	$346,673
Broadcast	7,452	10,618	22,703	30,060
New York Times Digital	5,715	2,844	13,196	4,943
Unallocated corporate expenses(C)	(9,032)	(8,131)	(31,587)	(29,044)

Total	92,737	112,373	345,089	352,632
Net loss from joint ventures	6	5,132	5,676	7,325
Interest expense-net	11,138	11,747	34,424	33,902
Other income	1,250	1,250	12,027	3,750

Income before income taxes	82,843	96,744	317,016	315,155
Income taxes	32,723	37,730	125,221	122,910

Net Income	$50,120	$59,014	$191,795	$192,245

        See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable segments.

  (A)
  Intersegment eliminations primarily represent license fees between New York Times Digital and other segments.

  (B)
  The Newspaper Group operating profit includes a $4.6 million charge for the first nine months of 2003 related to the closing of a small job fair business and a $12.5 million charge for work force reductions for the first nine months of 2002.

  (C)
  Unallocated corporate expenses include work force reductions of $0.1 million for the first nine months of 2002.

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

        The Building Partnership, which is a consolidated subsidiary of the Company, is required to fund all of the costs of acquiring the building site. The Building Partnership had posted letters of credit totaling $134.0 million with respect to such acquisition costs. NYT posted a letter of credit in the amount of $77.2 million, of which $22.9 million remained undrawn as of September 28, 2003, for its share of these costs. FC posted a letter of credit in the amount of $56.8 million, of which $16.8 million remained undrawn as of September 28, 2003, for its share of these costs.

Third-Party Guarantees

        The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and The Boston Globe (the "circulation servicer"), and on behalf of three third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with accounting principles generally accepted in the United States of America, the contingent obligations related to these guarantees are not reflected in the Company's Condensed Consolidated Balance Sheets as of September 28, 2003, and December 29, 2002.

        The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was $20 million as of September 28, 2003. The amount outstanding under the credit facility, which expires in February 2004 and is renewable, was approximately $18 million as of September 28, 2003. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

        In addition, the Company has guaranteed the payments of four property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the "property lease guarantees"). The total amount of the property lease guarantees was approximately $6 million as of September 28, 2003. The property leases expire at various dates through May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

        The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

        The Company has guaranteed a portion of the payments of equipment leases of two of the National Edition printers and any miscellaneous costs related to any default thereunder (the "equipment lease guarantees"). The total amount of the equipment lease guarantees was approximately $9 million as of September 28, 2003. One of the equipment leases expires in March 2011 but is cancelable in March 2006, and the other equipment lease expires in February 2011 but is cancelable in February 2006. The Company made the equipment lease guarantees to allow the National Edition printers to obtain a lower cost of borrowing.

        The Company has also guaranteed certain debt of one of the three National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $8 million as of September 28, 2003. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

        The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company's workers' compensation liability. The workers' compensation liability is included in the Company's Condensed Consolidated Balance Sheets as of September 28, 2003.

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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        For the first nine months of 2003, newspapers contributed 93% of the Company's revenues, while broadcasting accounted for 4% and New York Times Digital ("NYTD"), the Company's digital and business information division, accounted for the remainder.

        Advertising revenues were 65% and circulation revenues were 28% of the Company's total revenues for the first nine months of 2003. Revenues from newspaper distribution operations and news services made up most of the balance. Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is traditionally higher than first-quarter and third-quarter volume since economic activity tends to be lower after the holidays and in the summer.

        Newsprint is the major component of the Company's cost of raw materials. Newsprint market prices, on average, were higher for the first nine months of 2003 than for the first nine months of 2002 and are expected to be higher than 2002 levels for the remainder of the year given an additional price increase. The Company expects newsprint market prices to be higher in 2004 than in 2003.

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

Operating Results

        The Company's consolidated financial results for the third quarter and nine months ended September 28, 2003, compared with the third quarter and nine months ended September 29, 2002, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands, except per share data)	September 28, 2003	September 29, 2002	% Change	September 28, 2003	September 29, 2002	% Change
Revenues	$759,287	$729,501	4.1	$2,344,918	$2,238,809	4.7
Operating profit	$92,737	$112,373	(17.5)	$345,089	$352,632	(2.1)
Net Income	$50,120	$59,014	(15.1)	$191,795	$192,245	(0.2)
Diluted earnings per share	$.33	$.38	(13.2)	$1.25	$1.24	0.8

        All references to earnings per share in this MD&A are to diluted earnings per share unless otherwise noted.

The financial results in the table above include the following items.

2003

        In total the items below resulted in pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) in the third quarter of 2003, and a net pre-tax gain of $7.5 million ($4.5 million after tax, or $.03 per share) for the first nine months of 2003.

  •
  pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) in the third quarter and $3.8 million ($2.3 million after tax, or $.02 per share) for the first nine months of 2003 related to a non-compete agreement,

  •
  a pre-tax gain of $8.3 million ($5.0 million after tax, or $.03 per share) for the first nine months of 2003 related to a credit for advertising issued by the Company, which was not used within the allotted time by the advertiser and

  •
  a pre-tax charge of $4.6 million ($2.8 million after tax, or $.02 per share) for the first nine months of 2003 associated with the closing of a small job fair business.

2002

        In total the items below resulted in pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) in the third quarter of 2002, and a net pre-tax charge of $8.8 million ($5.4 million after tax, or $.04 per share) for the first nine months of 2002.

  •
  pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) in the third quarter and $3.8 million ($2.3 million after tax, or $.01 per share) for the first nine months of 2002 related to a non-compete agreement and

  •
  a pre-tax charge of $12.6 million ($7.7 million after tax, or $.05 per share) for the first nine months of 2002 related to work force reductions.

        Total revenues for the Company increased 4.1% to $759.3 million in the third quarter of 2003 from $729.5 million in the third quarter of 2002. Advertising revenues increased 2.4% and circulation revenues increased 7.9% in the third quarter of 2003 compared with the third quarter of 2002. For the first nine months of 2003, total revenues for the Company increased 4.7% to $2,344.9 million from $2,238.8 million for the first nine months of 2002. Advertising revenues increased 3.6% and circulation revenues increased 7.3% for the first nine months of 2003 compared with the first nine months of 2002. In the third quarter of 2003, total revenues and circulation revenues increased 1.5% and 3.0% and advertising revenues were flat compared with the third quarter of 2002, excluding the IHT. On the same basis, total revenues, advertising revenues, and circulation revenues increased 2.3%, 2.0% and 2.6% for the first nine months of 2003 compared with the first nine months of 2002. Advertising revenues increased for the first nine months of 2003 as a result of higher advertising rates, partially offset by lower volume due to a weak economy. Circulation revenues increased primarily due to increased volume at The Times in the third quarter of 2003 and higher circulation prices at The Times for the first nine months of 2003.

        Consolidated costs and expenses in the third quarter and first nine months of 2003 and 2002 were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002	% Change	September 28, 2003	September 29, 2002	% Change
Production costs
Raw materials	$65,922	$58,956	11.8	$199,677	$191,861	4.1
Wages and benefits	166,820	154,504	8.0	502,339	462,701	8.6
Other	118,116	119,004	(0.7)	351,346	347,766	1.0

Total production costs	350,858	332,464	5.5	1,053,362	1,002,328	5.1
Selling, general and administrative expenses	315,692	284,664	10.9	946,467	883,849	7.1

Total	$666,550	$617,128	8.0	$1,999,829	$1,886,177	6.0

        Total production costs increased 5.5% in the third quarter and 5.1% for the first nine months of 2003 compared with the corresponding periods in 2002. Excluding the IHT, total production costs increased 3.2% in the third quarter of 2003 and 2.7% for the first nine months of 2003, primarily due to higher benefits and newsprint expense.

        The Company's newsprint expense increased 13.1% in the third quarter and 4.8% for the first nine months of 2003 compared with the corresponding periods in 2002. Excluding the IHT, newsprint expense increased 10.9% in the third quarter of 2003, resulting from an increase in the Company's average cost per ton of newsprint of 12.3%, partially offset by a decrease in consumption of 1.4% compared with the 2002 third quarter. On the same basis, newsprint expense increased 2.6% for the first nine months of 2003, resulting from an increase in the Company's average cost per ton of newsprint of 5.7%, which was partially offset by a decrease in consumption of 3.1% compared with the first nine months of 2002. The decrease in consumption was primarily due to lower advertising volume in the third quarter of 2003 and lower advertising and circulation volumes for the first nine months of 2003.

        Selling, general and administrative ("SGA") expenses increased 10.9% in the third quarter and 7.1% for the first nine months of 2003 compared with the corresponding periods in 2002. SGA expenses, excluding the IHT, increased 6.7% in the third quarter of 2003 and 2.8% for the first nine months of 2003 compared with the prior year comparable periods, primarily due to higher benefits, distribution and promotion costs. The increase in costs and expenses for the first nine months of 2003 was partially offset by a reimbursement of remediation costs at one of the Company's major printing facilities, a portion of which costs had been previously expensed. Additionally, the Company incurred work force reduction expenses of $12.6 million in the first nine months of last year, primarily at the Newspaper Group, which makes the first nine months of this year's comparison more favorable.

        Operating profit decreased 17.5% to $92.7 million and net income decreased 15.1% to $50.1 million in the third quarter of 2003 compared with $112.4 million and $59.0 million in the third quarter of 2002. For the first nine months of 2003, operating profit decreased 2.1% to $345.1 million and net income decreased 0.2% to $191.8 million from $352.6 million and $192.2 million for the first nine months of 2002. These decreases were primarily because of higher costs and expenses, partially offset by an increase in revenues.

Other

        Results from joint ventures were breakeven in the third quarter of 2003 compared with a loss from joint ventures of $5.1 million in the same period last year. The Company recorded a loss from joint ventures of $5.7 million for the first nine months of 2003 compared with a loss from joint ventures of $7.3 million in the first nine months of 2002. Beginning in 2003, the operating results of the IHT are no longer included in net loss from joint ventures.

        Interest expense-net decreased to $11.1 million in the 2003 third quarter and increased to $34.4 million for the first nine months of 2003 compared with $11.7 million and $33.9 million in the comparable 2002 periods. The decrease in the third quarter of 2003 was primarily due to higher interest capitalized related to capital expenditures. For the first nine months of 2003, interest expense increased in connection with a higher level of debt outstanding, partially offset by lower interest rates and higher interest capitalized related to capital expenditures.

        "Other income" in the Company's Condensed Consolidated Statements of Income includes pre-tax income of $1.3 million ($0.8 million after tax, or less than $.01 per share) in the third quarters of 2003 and 2002 related to a non-compete agreement. Other income includes pre-tax income of $3.8 million ($2.3 million after tax, or $.02 per share) for the first nine months of 2003 related to the non-compete agreement. Additionally, Other income for the first nine months of 2003 includes a pre-tax gain of $8.3 million ($5.0 million after tax, or $.03 per share) related to a credit for advertising issued by the Company, which was not used within the allotted time by the advertiser. Other income for the first nine months of 2002 includes pre-tax income of $3.8 million ($2.3 million after tax, or $.01 per share) for the first nine months of 2002 related to the non-compete agreement.

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

        The Company's effective income tax rate in the third quarter and first nine months of 2003 was 39.5% compared with 39.0% in the comparable prior year periods. The Company expects its effective income tax rate in 2003 will be 39.5% compared with 39.0% in 2002.

EBITDA

        EBITDA (earnings before interest, taxes, depreciation and amortization) in the third quarter of 2003 decreased 10.6% to $131.1 million from $146.6 million in the third quarter of 2002 and remained flat for the first nine months of 2003 compared with the first nine months of 2002. The decrease in the third quarter of 2003 was primarily because of higher costs and expenses, partially offset by an increase in revenues as well as more favorable results from joint ventures in the third quarter of 2003 compared with the prior-year third quarter.

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

        A reconciliation of EBITDA to net income is provided below.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
EBITDA	$131,099	$146,635	$461,865	$464,019
Depreciation and amortization	(37,118)	(38,144)	(110,425)	(114,962)
Interest expense—net	(11,138)	(11,747)	(34,424)	(33,902)
Income taxes	(32,723)	(37,730)	(125,221)	(122,910)

Net income	$50,120	$59,014	$191,795	$192,245

        Consolidated revenues, operating profit and depreciation and amortization by business segment were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002	% Change	September 28, 2003	September 29, 2002	% Change
REVENUES
Newspapers	$706,021	$677,314	4.2	$2,186,987	$2,087,662	4.8
Broadcast	34,846	37,243	(6.4)	104,977	108,179	(3.0)
New York Times Digital	21,805	18,209	19.7	63,056	52,143	20.9
Intersegment eliminations(A)	(3,385)	(3,265)	(3.7)	(10,102)	(9,175)	(10.1)

Total	$759,287	$729,501	4.1	$2,344,918	$2,238,809	4.7

OPERATING PROFIT (LOSS)
Newspapers	$88,602	$107,042	(17.2)	$340,777	$346,673	(1.7)
Broadcast	7,452	10,618	(29.8)	22,703	30,060	(24.5)
New York Times Digital	5,715	2,844	*	13,196	4,943	*
Unallocated corporate expenses	(9,032)	(8,131)	(11.1)	(31,587)	(29,044)	(8.8)

Total	$92,737	$112,373	(17.5)	$345,089	$352,632	(2.1)

DEPRECIATION AND AMORTIZATION
Newspapers	$30,761	$31,732	(3.1)	$91,075	$95,680	(4.8)
Broadcast	2,284	2,129	7.3	6,848	6,018	13.8
New York Times Digital	1,286	1,786	(28.0)	4,118	5,795	(28.9)
Unallocated Corporate	2,787	2,497	11.6	8,384	7,469	12.3

Total	$37,118	$38,144	(2.7)	$110,425	$114,962	(3.9)

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

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002	% Change	September 28, 2003	September 29, 2002	% Change
Revenues	$706,021	$677,314	4.2	$2,186,987	$2,087,662	4.8
Operating profit	$88,602	$107,042	(17.2)	$340,777	$346,673	(1.7)
Depreciation and Amortization	$30,761	$31,732	(3.1)	$91,075	$95,680	(4.8)

        Total Newspaper Group revenues in the third quarter of 2003 increased 4.2% to $706.0 million from $677.3 million in the 2002 third quarter. Advertising revenues increased 2.5% and circulation revenues increased 7.9% in the third quarter of 2003 compared with the prior-year quarter. For the first nine months of 2003, total Newspaper Group revenues increased 4.8% to $2,187.0 million from $2,087.7 million for the first nine months of 2002. Advertising revenues increased 3.5% and circulation revenues increased 7.3% for the first nine months of 2003 compared with the first nine months of 2002.

        In the third quarter of 2003, total revenues and circulation revenues increased 1.5% and 3.0% and advertising revenues remained flat compared with the third quarter of 2002, excluding the IHT. Total revenues, advertising revenues and circulation revenues, excluding the IHT, increased 2.1%, 1.7% and 2.6% for the first nine months of 2003 compared with the first nine months of 2002. Advertising revenues increased for the first nine months of 2003 as a result of higher advertising rates, partially offset by lower volume due to a weak economy. Circulation revenues increased primarily due to increased volume at The Times in the third quarter of 2003 and higher circulation prices at The Times for the first nine months of 2003.

        Operating profit for the Newspaper Group decreased 17.2% to $88.6 million in the third quarter of 2003 and 1.7% to $340.8 million for the first nine months of 2003 compared with $107.0 million and $346.7 million in the prior year comparable periods. These decreases were primarily due to higher benefits, newsprint and other costs and expenses, partially offset by an increase in revenues. The increase in cost and expenses for the first nine months of 2003 was partially offset by a reimbursement of remediation costs at one of the Company's major printing facilities, a portion of which costs had been previously expensed. Additionally, the Company incurred work force reduction expenses of $12.6 million in the first nine months of last year, primarily at the Newspaper Group, which makes the first nine months of this year's comparison more favorable.

        Advertising, circulation and other revenue, by major line of business of the Newspaper Group, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002	% Change	September 28, 2003	September 29, 2002	% Change
The New York Times
Advertising	$238,768	$239,537	(0.3)	$789,109	$775,344	1.8
Circulation	145,469	139,548	4.2	438,342	421,349	4.0
Other	40,177	39,318	2.2	104,299	102,598	1.7

Sub-total	$424,414	$418,403	1.4	$1,331,750	$1,299,291	2.5

International Herald Tribune
Advertising	$8,268	—	N/A	$24,092	—	N/A
Circulation	9,961	—	N/A	29,330	—	N/A
Other	412	—	N/A	1,148	—	N/A

Sub-total	$18,641	—	N/A	$54,570	—	N/A

Total New York Times
Advertising	$247,036	$239,537	3.1	$813,201	$775,344	4.9
Circulation	155,430	139,548	11.4	467,672	421,349	11.0
Other	40,589	39,318	3.2	105,447	102,598	2.8

Total	$443,055	$418,403	5.9	$1,386,320	$1,299,291	6.7

New England Newspaper Group
Advertising	$104,890	$103,770	1.1	$325,185	$320,399	1.5
Circulation	43,979	43,691	0.7	129,056	130,406	(1.0)
Other	8,673	8,421	3.0	24,935	21,989	13.4

Total	$157,542	$155,882	1.1	$479,176	$472,794	1.3

Regional Newspapers
Advertising	$80,454	$78,715	2.2	$244,099	$239,469	1.9
Circulation	21,042	21,026	0.1	66,028	65,664	0.6
Other	3,928	3,288	19.5	11,364	10,444	8.8

Total	$105,424	$103,029	2.3	$321,491	$315,577	1.9

Total Newspaper Group Excluding International Herald Tribune
Advertising	$424,112	$422,022	0.5	$1,358,393	$1,335,212	1.7
Circulation	210,490	204,265	3.0	633,426	617,419	2.6
Other	52,778	51,027	3.4	140,598	135,031	4.1

Total	$687,380	$677,314	1.5	$2,132,417	$2,087,662	2.1

Total Newspaper Group
Advertising	$432,380	$422,022	2.5	$1,382,485	$1,335,212	3.5
Circulation	220,451	204,265	7.9	662,756	617,419	7.3
Other	53,190	51,027	4.2	141,746	135,031	5.0

Total	$706,021	$677,314	4.2	$2,186,987	$2,087,662	4.8

        Advertising volume was as follows:

	Three Months Ended			Nine Months Ended
(Inches in thousands, preprints in thousands of copies)	September 28, 2003	September 29, 2002	% Change	September 28, 2003	September 29, 2002	% Change
The New York Times
Retail	79.1	88.7	(10.9)	266.1	289.2	(8.0)
National	280.3	284.8	(1.6)	932.2	948.6	(1.7)
Classified	149.0	164.9	(9.7)	482.1	524.8	(8.1)
Zoned	175.3	180.6	(2.9)	597.1	628.4	(5.0)

Total	683.7	719.0	(4.9)	2,277.5	2,391.0	(4.7)

Preprints	114,020	130,000	(12.3)	355,027	371,450	(4.4)

New England Newspaper Group
Retail	165.0	185.8	(11.2)	535.8	582.0	(7.9)
National	156.9	172.3	(8.9)	531.3	575.1	(7.6)
Classified	396.8	406.6	(2.4)	1,184.7	1,213.0	(2.3)
Zoned	303.5	299.8	1.2	933.7	801.0	16.6

Total	1,022.2	1,064.5	(4.0)	3,185.5	3,171.1	0.5

Preprints	253,801	244,678	3.7	760,208	706,236	7.6

Regional Newspapers
Retail	1,279.8	1,359.6	(5.9)	3,933.4	4,129.7	(4.8)
National	75.7	58.8	28.7	236.5	173.6	36.2
Classified	1,853.5	1,863.3	(0.5)	5,491.6	5,407.5	1.6
Legal	82.9	83.1	(0.2)	306.2	327.3	(6.4)

Total	3,291.9	3,364.8	(2.2)	9,967.7	10,038.1	(0.7)

Preprints	269,309	263,792	2.1	859,842	801,147	7.3

        Total linage for the IHT was 28,101 inches in the third quarter of 2003 and 82,877 inches for the first nine months of 2003.

        Average net paid circulation for The Times, the IHT, the New England Newspaper Group and the Regional Newspapers for the third quarter and first nine months of 2003, compared with the third quarter and first nine months of 2002, is provided below. Average net paid circulation for The Times, the New England Newspaper Group and the Regional Newspapers is provided following the guidelines of the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines. Average net paid circulation for the IHT is provided following the guidelines of Diffusion Controle, an independent Paris-based agency that audits the circulation of most of France's newspapers and magazines.

	Three Months Ended September 28, 2003
(Copies in thousands)	Weekday/Daily	% Change	Sunday	% Change
The New York Times	1,153.0	5.2	1,730.1	4.1
International Herald Tribune	224.5	N/A	N/A	N/A
New England Newspaper Group	551.5	(3.8)	834.3	1.9
Regional Newspapers	581.7	(0.3)	638.1	(1.6)

	Nine Months Ended September 28, 2003
(Copies in thousands)	Weekday/Daily	% Change	Sunday	% Change
The New York Times	1,120.9	(0.8)	1,675.2	(0.6)
International Herald Tribune	224.5	N/A	N/A	N/A
New England Newspaper Group	548.4	(4.0)	818.5	(1.3)
Regional Newspapers	610.9	(0.4)	667.9	(1.2)

        For the third quarter of 2003, circulation volume at The Times increased 5.2% on weekdays and 4.1% on Sundays compared with the third quarter of 2002. The increase in circulation volume at the Times in the third quarter of 2003 was due to highly effective use of acquisition channels, strong marketing and promotion programs and improved retention of existing subscribers. For the first nine months of 2003, circulation volume at The Times decreased 0.8% on weekdays and 0.6% on Sundays compared with the first nine months of 2002.

        Circulation volume at the New England Newspaper Group declined 3.8% on weekdays and increased 1.9% on Sundays in the third quarter of 2003 compared with the third quarter of 2002. For the first nine months of 2003, circulation volume at the New England Newspaper Group declined 4.0% on weekdays and 1.3% on Sundays compared with the first nine months of 2002. The decrease in weekday circulation volume at the New England Newspaper Group in the third quarter of 2003 was due to the weak economy and the effect of recent single-copy price increases. The increase in Sunday circulation volume in the third quarter of 2003 was primarily due to a major newspaper/advertiser sponsorship initiative with a retail store. The decrease in weekday and Sunday circulation volume for the first nine months of 2003 was due to the weak economy, the effect of recent price increases and unfavorable comparisons to the prior year, when heightened reader interest in the news related to various stories increased circulation volume.

        The Times continues to improve retail availability across the nation by increasing the number of markets it serves and by adding to the number of outlets where the paper is sold. Additionally, The Times has expanded its national home-delivery availability while improving the quality and levels of its home-delivery circulation base. In October 2003, The Times reached a milestone and is now available for home-delivery in a total of 251 markets nationwide. All of the Company's newspapers are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones.

        Broadcast Group:    The Broadcast Group comprises eight network-affiliated television stations and two radio stations.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002	% Change	September 28, 2003	September 29, 2002	% Change
Revenues	$34,846	$37,243	(6.4)	$104,977	$108,179	(3.0)
Operating profit	$7,452	$10,618	(29.8)	$22,703	$30,060	(24.5)
Depreciation and amortization	$2,284	$2,129	7.3	$6,848	$6,018	13.8

        Revenues in the third quarter of 2003 declined 6.4% to $34.8 million from $37.2 million in the same period of 2002 and declined 3.0% to $105.0 million for the first nine months of 2003 from $108.2 million in the same period last year, primarily due to lower advertising revenues related to decreased political advertising. Political advertising decreased to $1.6 million and $2.7 million in the third quarter and first nine months of 2003 compared with $5.8 million and $9.4 million in the 2002 comparable periods.

        Operating profit decreased 29.8% in the third quarter of 2003 to $7.5 million from $10.6 million in the 2002 third quarter and decreased 24.5% to $22.7 million for the first nine months of 2003 from $30.1 million for the first nine months of 2002. The decreases in operating profit in the third quarter and first nine months of 2003 were primarily due to lower advertising revenues, coupled with higher benefits and compensation costs.

        New York Times Digital:    NYTD consists of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"), which licenses archive databases of The Times and the Globe to electronic information providers.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2003	September 29, 2002	% Change	September 28, 2003	September 29, 2002	% Change
Revenues	$21,805	$18,209	19.7	$63,056	$52,143	20.9
Operating profit	$5,715	$2,844	*	$13,196	$4,943	*
Depreciation and amortization	$1,286	$1,786	(28.0)	$4,118	$5,795	(28.9)

*
Represent percentages greater than 100%.

        Advertising revenues accounted for approximately 71% and other revenue, primarily from DAD, accounted for the remainder of NYTD's total revenues for the first nine months of 2003. Revenues for NYTD increased 19.7% in the third quarter of 2003 to $21.8 million from $18.2 million in the 2002 third quarter. For the first nine months of 2003, revenues for NYTD increased 20.9% to $63.1 million from $52.1 million for the first nine months of 2002. The increases in revenues in the third quarter and first nine months of 2003 were primarily due to higher advertising revenues resulting from increased volume.

        NYTD's operating profit more than doubled to $5.7 million and $13.2 million in the third quarter and first nine months of 2003 compared with $2.8 million and $4.9 million in the third quarter and first nine months of 2002. The increases in operating profit in the third quarter and first nine months of 2003 were primarily due to higher advertising revenues.

Liquidity and Capital Resources

        The Company's cash flow activity for the first nine months of 2003 and 2002 was as follows:

	For the Nine Months Ended
(Dollars in millions)	September 28, 2003	September 29, 2002
Net cash provided by operating activities	$415.5	$204.3
Net cash used in investing activities	$(205.8)	$(284.4)
Net cash (used in)/provided by financing activities	$(210.9)	$67.7

        The Company had net cash provided by operating activities of $415.5 million for the first nine months of 2003 compared with $204.3 million for the first nine months of 2002. This increase primarily resulted from the payment of income taxes in connection with the gain on the sale of the Company's Magazine Group and tax-deductible contributions of approximately $71 million made to the Company's pension plans in the first nine months of 2002 (see the Pension and Postretirement Benefits section for additional information on Company contributions to its pension plans). The Company had net cash used in investing activities of $205.8 million for the first nine months of 2003, down from $284.4 million for the first nine months of 2002. The decrease was primarily due to the Company's investments in New England Sport Ventures, LLC and Discovery Times Channel, LLC in the prior year, partially offset by the Company's acquisition of the IHT in 2003. The Company had net cash used in financing activities of $210.9 million for the first nine months of 2003 compared with net cash provided by financing activities of $67.7 million for the first nine months of 2002. The Company had higher stock repurchases for the first nine months of 2003 compared with the first nine months of 2002. Additionally, in the first nine months of 2002 the Company received proceeds from the issuance of medium-term notes.

        The Company believes that cash generated from its operations and the availability of funds from external sources should be adequate to cover its cash requirements, including working capital needs, planned capital expenditures and acquisitions, stock repurchases, pension plan funding and dividend payments to stockholders for both the next 12 months and the foreseeable future. The ratio of current assets to current liabilities was 64.7% as of September 28, 2003, and 76.5% as of December 29, 2002. The ratio of long-term debt and capital lease obligations as a percentage of total capitalization was 36.8% as of September 28, 2003, compared with 36.5% as of December 29, 2002.

Contractual Obligations

        The Company's contractual obligations are detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. As of September 28, 2003, these contractual obligations have not materially changed from December 29, 2002.

        See Note 13 of the Notes to the Condensed Consolidated Financial Statements for details on the Company's guarantees and other contingent liabilities.

Financing

        The Company has a total of $600.0 million available to borrow under its revolving credit agreements. In June 2003, the Company's one-year credit agreement ($330.0 million) was extended for one year and will now mature in June 2004. The Company's multi-year credit agreement ($270.0 million) remains unchanged, maturing in June 2006. These revolving credit agreements require, among other provisions, specified levels of stockholders' equity. Under the provisions of these agreements, $373.3 million of stockholders' equity was unrestricted as of September 28, 2003, and $394.4 million was unrestricted as of December 29, 2002.

        The Company had commercial paper outstanding of $157.9 million with an annual weighted average interest rate of 1.1% as of September 28, 2003, and $178.1 million with an annual weighted average interest rate of 1.3% as of December 29, 2002. These commercial paper obligations are supported by the revolving credit agreements, which had no amounts outstanding as of September 28, 2003, or December 29, 2002. The amount available under the commercial paper facility was $442.1 million as of September 28, 2003.

        The Company's total debt, including commercial paper and capital leases, was $935.9 million as of September 28, 2003, and $958.2 million as of December 29, 2002.

Capital Expenditures

        The Company estimates that capital expenditures for 2003 will range from $140 to $170 million compared with approximately $165 million in 2002. Included in the 2003 estimate are $55 to $60 million of costs related to the Company's interest in its proposed new headquarters in New York City (the "Building"), which the Company expects to occupy in 2006 or 2007. Previously, costs for the new headquarters were expected to be $75 to $80 million in 2003. The reduction in capital expenditures of $20 million for 2003 was due to delays associated with our development partner's financing of the Building, which have postponed the commencement of construction. See the Condensed Consolidated Statements of Cash Flows for information regarding the Company's development partner's interest in the Building.

        For the first nine months of 2003, capital expenditures were net of a reimbursement of remediation costs at one of the Company's major printing facilities, a portion of which costs had been previously capitalized. On an accrual basis, capital expenditures were $86.2 million for the first nine months of 2003 and $112.8 million for the first nine months of 2002.

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

        In September 2003, the Company made a $10.5 million tax-deductible contribution to one of its qualified pension plans. The Company expects to make at least a $58.8 million tax-deductible contribution to its qualified pension plans before the end of 2003 and will continue to review interest rates and the stock market's performance to determine if it will make any additional contributions. The Company's total contributions for 2003 will be less than the 2002 total contributions of approximately $147 million.

Critical Accounting Policies

        The Company's critical accounting policies are detailed in the Company's Annual Report on Form 10-K for the year ended December 29, 2002. As of September 28, 2003, the Company's critical accounting policies have not changed from December 29, 2002.

2003 Guidance

Guidance on key financial measures, on a GAAP basis, is shown below:

Item	2003 Guidance(D)
Newspaper Group Advertising Revenues(A)	Up 2 to 4%
Newspaper Group Circulation Revenues(A)	Up 2 to 4%
Total Company Expenses(A) (B)	Up 3 to 4%
Depreciation & Amortization	$148 to $153 million
Capital Expenditures(C)	$140 to $170 million
Net loss from Joint Ventures	A loss of $7 to $11 million
Interest Expense	$45 to $49 million
Tax Rate	39.5%
Diluted Earnings Per Share Growth	Could be slightly below 2002 EPS

(A)
2003 guidance excludes the IHT.

(B)
Total Company expenses including the IHT are expected to increase 6.5 to 7.5% in 2003.

(C)
Includes costs of $55 to $60 million in 2003 related to the Company's interest in the Building, which the Company expects to occupy in 2006 and 2007. Previously, costs for the new headquarters were expected to be $75 to $80 million in 2003. The reduction in capital expenditures of $20 million for 2003 was due to delays associated with our development partner's financing of the Building, which have postponed the commencement of construction.

(D)
Guidance for 2003 remains unchanged from guidance issued by the Company on September 17, 2003.

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of FAS 150 did not have an effect on the Company's Condensed Consolidated Financial Statements.

        In April 2003, the FASB issued FAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of FAS 149 did not have an effect on the Company's Condensed Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN 46 requires that the assets, liabilities and results of activities of a Variable Interest Entity ("VIE") be consolidated into the financial statements of the enterprise that has a controlling financial interest in the VIE. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, FASB deferred the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending December 15, 2003, for VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the provisions of FIN 46 to have a material effect on the Company's Condensed Consolidated Financial Statements when effective.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company's Annual Report on Form 10-K for the year ended December 29, 2002, details the Company's disclosures about market risk. As of September 28, 2003, there have been no material changes in the Company's market risk from December 29, 2002.

Item 4. Controls and Procedures

        Russell T. Lewis, the Company's Chief Executive Officer, and Leonard P. Forman, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 28, 2003. Based on such evaluation, each of Messrs. Lewis and Forman concluded that the Company's disclosure controls and procedures were effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

  32.1
  Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

  32.2
  Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  The Company furnished a Form 8-K on July 15, 2003, to report (1) the Company's earnings for the quarter ended June 29, 2003, and (2) the Company's newspaper advertising revenue for the quarter ended June 29, 2003. The Company furnished a Form 8-K on October 16, 2003, to report (1) the Company's earnings for the quarter ended September 28, 2003, and (2) the Company's newspaper advertising revenue for the quarter ended September 28, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY (Registrant)
Date: November 5, 2003	/s/ LEONARD P. FORMAN Leonard P. Forman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report Form 10-Q
Quarter Ended September 28, 2003

Exhibit No.

  (a)
  Exhibit

12	Ratio of Earnings to Fixed Charges
31.1	Form of Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2	Form of Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

PART I. FINANCIAL INFORMATION Item 1. Financial Statements THE NEW YORK TIMES COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (Dollars and shares in thousands, except per share data)
THE NEW YORK TIMES COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
THE NEW YORK TIMES COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Dollars in thousands)
THE NEW YORK TIMES COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Dollars in thousands)
THE NEW YORK TIMES COMPANY NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES