Form 10-K
period 2003-12-28
NEW YORK TIMES CO
filed 2004-02-20
CIK 71691

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003	COMMISSION FILE NUMBER 1-5837

The New York Times Company
(Exact Name of Registrant as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	13-1102020 (I.R.S. Employer Identification No.)
229 West 43rd Street, New York, N.Y. (Address of Principal Executive Offices)	10036 (Zip Code)

Registrant's telephone number, including area code (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock of $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes. X No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes. X No.

The aggregate market value of Class A Common Stock held by non-affiliates as of June 27, 2003, was approximately $5.47 billion. As of such date, non-affiliates held 84,850 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant's common stock as of February 17, 2004, was as follows: 149,415,182 shares of Class A Common Stock and 840,316 shares of Class B Common Stock.

Document incorporated by reference	Part
Proxy Statement for the 2004 Annual Meeting of Stockholders	III

PART I

ITEM 1. Business.

INTRODUCTION

The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company including newspapers, television and radio stations, Internet businesses, and forest products and other investments. Financial information about industry segments is incorporated by reference to Note 16 to the Consolidated Financial Statements on pages F-47 to F-50 of this report.

The Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, and the Proxy Statement for its Annual Meeting of Stockholders are made available, free of charge, on its Web site http://www.nytco.com, as soon as reasonably practicable after such reports have been filed with or furnished to the Securities and Exchange Commission (the "SEC").

The Company currently classifies its businesses into the following segments:

•
Newspapers: The New York Times Newspaper Group, consisting of The New York Times ("The Times") and the International Herald Tribune (the "IHT"); the New England Newspaper Group, consisting of The Boston Globe, a daily newspaper, the Boston Sunday Globe (both editions, the "Globe") and the Worcester Telegram & Gazette, in Worcester, Mass. (the "T&G"); 15 newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina (the "Regional Newspapers"); a newspaper distributor in the New York City metropolitan area; news, photo and graphics services and news and features syndication; and licensing of the trademarks and copyrights of The Times and the Globe.

•
Broadcasting: television stations WTKR-TV in Norfolk, Va.; WREG-TV in Memphis, Tenn.; KFOR-TV in Oklahoma City, Okla.; WNEP-TV in Scranton, Penn.; WHO-TV in Des Moines, Iowa; WHNT-TV in Huntsville, Ala.; WQAD-TV in Moline, Ill.; and KFSM-TV in Fort Smith, Ark.; and radio stations WQXR(FM) and WQEW(AM) in New York City.

•
New York Times Digital: the Company's digital and business information division, including NYTimes.com (www.nytimes.com), Boston.com (www.boston.com), and the licensing of electronic databases through its Digital Archive Distribution business.

Additionally, the Company owns minority equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine.

On January 1, 2003, the Company purchased the remaining 50% interest in the IHT which it did not previously own from The Washington Post Company.

In 2002 the Company and Discovery Communications, Inc. entered into a joint venture to own and operate Discovery Times Channel, ("DTC"), a digital cable television channel. The Company owns a 50% interest in DTC.

The Company owns an interest of approximately 17% in New England Sports Ventures, LLC ("NESV"), which owns the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network).

Revenue from individual customers, and revenues, operating profit and identifiable assets of foreign operations are not significant.

NEWSPAPERS

The Newspaper Group segment consists of The New York Times Newspaper Group, the New England Newspaper Group, 15 Regional Newspapers, newspaper distributors, and certain related businesses.

Newspaper Group Advertising Revenue

Much of the Newspaper Group's revenues is derived from advertising sold in its newspapers and other publications, as discussed below. The Company divides such advertising into three basic categories: national, retail and classified. Advertising revenue also includes preprints, which are advertising supplements. Below is a breakdown of 2003 newspaper advertising by category:

			Classified
	National	Retail and Preprint	Help Wanted	Real Estate	Auto	Other	Total Classified	Other Advertising Revenue	Total
The New York Times	62%	15%	6%	9%	4%	3%	22%	1%	100%
New England Newspaper Group	29%	31%	9%	11%	11%	4%	35%	5%	100%
Regional Newspapers	4%	50%	9%	13%	14%	5%	41%	5%[a]	100%
Total Newspaper Group	43%	25%	7%	10%	8%	3%	28%	4%[b]	100%

a
Primarily includes advertising revenues from the Regional Newspapers' magazines and Web sites.

b
All advertising revenue of the IHT is included in Other Advertising Revenue for the Total Newspaper Group, but is not otherwise included in this chart.

The New York Times Newspaper Group

The Times is a standard-size daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1851. The IHT commenced publishing in Paris in 1887, is printed at 26 sites throughout the world and is sold in more than 180 countries.

Circulation

The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 53% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 47% is sold elsewhere. On Sundays, approximately 49% of the circulation is sold in the greater New York City area and 51% elsewhere. According to reports filed with the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2003, The Times has the largest daily and Sunday circulation of all seven-day newspapers in the United States.

The Times's average net paid weekday and Sunday circulations for each of the years ended December 28, 2003, and December 29, 2002, are shown in the table below:

	Weekday (Mon. - Fri.)	Sunday
	(Thousands of copies)
2003	1,132.0	1,682.1
2002	1,131.4	1,682.1
Change	.6	—

Approximately 63% of both the weekday and the larger Sunday circulation were sold through home delivery in 2003.

An increase in the Sunday newsstand price in all areas was effective on March 30, 2003.

Advertising

Advertising revenue and volume information appears at page F-7 of this Form 10-K. Advertising rates for The Times increased an average of 7% in January 2003, and 6% in January 2004.

Based on recent data provided by Competitive Media Reporting, Inc., an independent agency that measures advertising sales volume and estimates advertising revenue, and The Times's internal analysis, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area.

Production and Distribution

The Times is printed at its production and distribution facilities in Edison, N.J., and Flushing, N.Y., as well as under contract at 18 remote print sites across the United States.

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

Related Businesses

The Group's other related businesses include The New York Times Index, which produces and licenses The New York Times Index, a print publication, and The New York Times News Services Division. The New York Times News Services Division is made up of three primary units: Syndication Sales which transmits articles, graphics and photographs from The Times, the Globe and other publications to approximately 650 newspapers and magazines in the United States and in more than 50 countries worldwide, and markets other supplemental news services and feature material, graphics and photographs from The Times and other leading news sources to newspapers and magazines around the world; New York Times Television, which, using New York Times-branded and other content, creates television programming for a variety of commercial and public broadcast and cable television networks; and Business Development, which comprises Photo Archives, Times Agency, Book Development and a small publication unit.

New England Newspaper Group

The Globe and the T&G constitute the Company's New England Newspaper Group.

Circulation: Globe

The Globe is a daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1872. The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area.

The Globe's average net paid weekday and Sunday circulations for each of the years ended December 28, 2003, and December 29, 2002, are shown below:

	Weekday (Mon-Fri)	Sunday
	(Thousands of copies)
2003	446.4	695.5
2002	466.5	700.1
Change	(20.1)	(4.6)

The decrease in copies sold by the Globe in 2003 compared with 2002 was primarily due to the effects of the weak economy, a late 2002 single-copy price increase (daily), a June 2003 single-copy price increase (Sunday), a September 2003 home-delivery price increase (daily and Sunday), the implementation in April 2003 of Massachusetts' "do-not-call" legislation and high circulation in 2002 due to heightened reader interest in various news stories.

Approximately 80% of the Globe's weekday circulation and 69% of its larger Sunday circulation are sold through home delivery; the remainder are sold primarily on newsstands.

Circulation: Worcester Telegram & Gazette

The T&G is a daily (Monday through Saturday) newspaper, which began publishing in 1866. Its Sunday companion, the Sunday Telegram, began in 1884. These newspapers and several Company-owned non-daily newspapers, some published under the name of Coulter Press, circulate throughout Worcester County and northeastern Connecticut.

The T&G's average net paid weekday and Sunday circulations, for each of the years ended December 28, 2003 and December 29, 2002, are shown below:

	Daily (Mon-Sat)	Sunday
	(Thousands of copies)
2003	102.6	120.7
2002	103.0	122.3
Change	(.4)	(1.6)

The decrease in weekday and Sunday copies sold by the T&G in 2003 compared with 2002 was primarily due to the weak economy, single-copy and home-delivery price increases instituted in October and November 2003, as well as the implementation of Massachusetts' "do-not-call" legislation. Approximately 75% of its daily and Sunday circulations are distributed by home delivery; the remainder is sold in stores or newsstands.

Advertising

Advertising revenue and volume information appears at page F-7 of this Form 10-K. Both the Globe and the T&G increased advertising rates in each category of advertising in 2003.

On January 1, 2004, the Globe increased General and Classified rates by 4% to 10% and 4% to 5%, respectively, and the T&G increased all advertising rates by 3% to 5%.

Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc. for the fiscal year ended December 28, 2003, the Globe ranked first and the T&G ranked sixth in advertising inches among all newspapers published in New England.

Production and Distribution

All editions of the Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Mass. satellite plant. All editions of the T&G are printed and prepared for delivery at its plant in Millbury, Mass.

Virtually all of the Globe's home-delivered circulation was delivered in 2003 by a third-party service provider.

Regional Newspapers

The Regional Newspapers include 14 daily newspapers, of which 12 publish on Sunday, and one weekly newspaper.

The average weekday and Sunday circulations for the fiscal year ended December 28, 2003 for each of these newspapers are shown below:

Daily Newspapers	Daily Circulation	Sunday Circulation	Daily Newspapers	Daily Circulation	Sunday Circulation

The Gadsden Times (Ala.)	22,800	24,000	The Ledger (Lakeland, Fla.)	70,200	87,700
The Tuscaloosa News (Ala.)	34,000	36,400	The Courier (Houma, La.)	18,900	20,000
TimesDaily (Florence, Ala.)	30,700	33,300	Daily Comet (Thibodaux, La.)	11,200	N/A
The Press Democrat (Santa Rosa, Calif.)	88,600	94,600	The Dispatch (Lexington, N.C.)	11,800	N/A
Sarasota Herald-Tribune (Fla.)	106,800	131,800	Times-News (Hendersonville, N.C.)	19,100	19,200
Star-Banner (Ocala, Fla.)	48,600	51,200	Wilmington Morning Star (N.C.)	53,500	60,700
The Gainesville Sun (Fla.)	47,200	52,600	Herald-Journal (Spartanburg, S.C.)	50,100	58,200

The Petaluma Argus-Courier, in Petaluma, Calif., the Company's only weekly newspaper, had average weekly circulation for the twelve-month period ended December 28, 2003, of 7,316.

BROADCASTING

The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. Radio and television license renewals are now normally granted for terms of eight years.

Station	License Expiration Date	Market's Nielsen Ranking[1]	Network Affiliation	Band

WTKR-TV (Norfolk, Va.)	October 1, 2004	41	CBS	VHF
WREG-TV (Memphis, Tenn.)	August 1, 2005	43	CBS	VHF
KFOR-TV (Oklahoma City, Okla.)	June 1, 2006	45	NBC	VHF
WNEP-TV (Scranton, Penn.)	August 1, 2007	53	ABC	UHF	[2]
WHO-TV (Des Moines, Iowa)	February 1, 2006	73	NBC	VHF
WHNT-TV (Huntsville, Ala.)	April 1, 2005	83	CBS	UHF	[2]
WQAD-TV (Moline, Ill.)	December 1, 2005	94	ABC	VHF
KFSM-TV (Ft. Smith, Ark.)	June 1, 2005	108	CBS	VHF

WQXR(FM) (New York, N.Y.)	June 1, 2006
WQEW(AM) (New York, N.Y.)	June 1, 2006

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

NEW YORK TIMES DIGITAL

New York Times Digital ("NYTD") operates the Company's largest digital businesses.

NYTD derives most of its revenue from the sale of advertising on its two Web sites, NYTimes.com and Boston.com. Advertising is sold to both national and local customers. The form of advertising is diverse, including Web site display advertising (banners, half-page units, rich media), classified advertising (help-wanted, real estate, automobiles) and contextual advertising (links supplied by Google, an Internet search engine). Non-advertising revenue is primarily from the Company's Digital Archive Distribution business, which licenses archived information in databases to resellers of that information.

NYTimes.com and Boston.com continue to reach wide audiences across the New York and Boston metropolitan regions, the nation and around the world. In the United States alone, according to Nielsen NetRatings, an Internet traffic measurement service, unique users visiting NYTD's Web sites reached over 12.1 million in the month of December 2003 compared to 9.3 million in December 2002. In addition, over 3.6 million people receive requested newsletters from NYTimes.com each day. The reach of the Web sites is instrumental in creating a substantial stream of newspaper subscription orders each year. In 2003, over 80,000 subscription orders for The Times or the Globe originated from these two Web sites.

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

The Company has ownership interests in one newsprint mill and one mill producing supercalendered paper, a high finish paper used in some magazines and preprinted inserts, which is a higher-value grade than newsprint (the "Forest Products Investments"), as well as in DTC and NESV.

Forest Products Investments

The Company has a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by Abitibi-Consolidated ("Abitibi"), a global manufacturer of paper. Malbaie purchases pulp from Abitibi and manufactures newsprint from this raw material on the paper machine it owns within the Abitibi paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Abitibi for its pulp. In 2003 Malbaie produced 230,000 metric tons of newsprint, 94,000 tons of which were sold to the Company, with the balance sold to Abitibi for resale.

The Company has a 40% equity interest in a partnership operating a supercalendered paper mill in Madison, Maine, Madison Paper Industries ("Madison"). Madison purchases all of its wood from local suppliers, mostly under long-term contracts. In 2003 Madison produced 195,000 metric tons, 12,000 tons of which were sold to the Company.

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

Other Joint Ventures

The Company's approximately 17% investment in NESV, which owns the Boston Red Sox, Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network, is categorized under "Other Joint Ventures."

The Company's 50% interest in DTC, the digital cable channel co-owned with Discovery Communications, Inc., is also categorized under "Other Joint Ventures."

The above investments were accounted for under the equity method in 2003.

RAW MATERIALS

The primary raw materials used by the Company are newsprint and supercalendered paper. The Company purchases newsprint from a number of North American producers. A significant portion of such newsprint is purchased from Abitibi, North America's largest producer of newsprint.

In 2003 and 2002 the Company used the following types and quantities of paper (all amounts in metric tons):

Publication	Newsprint		Coated, Supercalendered and Other Paper

	2003	2002	2003	2002

The Times[1,2]	304,000	298,000	25,000	24,300

New England Newspaper Group[1]	123,000	133,000	3,700	3,700

Regional Newspapers	83,000	84,000	—	—

Total	510,000	515,000	28,700	28,000

1
The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine and the Globe's Sunday Magazine.

2
In 2003 The Times figure includes 8,000 tons of newsprint for the IHT. In 2002 newsprint costs associated with the IHT were not included in "Raw Materials."

The paper used by The New York Times Newspaper Group, the New England Newspaper Group and the Regional Newspapers was purchased under contracts with unrelated suppliers and related suppliers in which the Company holds equity interests (see "Forest Products Investments").

COMPETITION

The Times competes for advertising and circulation with newspapers of general circulation in New York City and its suburbs, as well as with national publications such as The Wall Street Journal and USA Today. The Times also competes with magazines, television, direct mail, radio, the Internet and other media.

The IHT's key competitors include The Wall Street Journal's European and Asian Editions, the London-based Financial Times, Time, Newsweek International and The Economist. Satellite distribution of CNN, Fox News, CNBC and the BBC adds a broadcast component to the available global sources of English language news, and the Internet provides additional sources of English language news.

The Globe competes for advertising and circulation with other daily, weekly and national newspapers distributed in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday). The Globe also competes with other communications media, such as direct mail, magazines, television, radio, the Internet and other media. The T&G competes with other daily and weekly newspapers distributed in Worcester County, as well as with radio, television and direct mail.

The Regional Newspapers compete for advertising and circulation with a variety of newspaper and other advertising media in their markets.

All of the Company's television stations compete directly with other television stations in their respective markets and with other video services, such as cable network programming carried on local cable systems, satellite-to-home systems, and with other local media and the Internet. WQXR(FM) competes for listeners primarily with two all news commercial radio stations and with WNYC(FM), a non-commercial station, which features both news and classical music. It competes for advertising revenues with many adult-audience commercial radio stations and other media in New York City and surrounding suburbs.

New York Times Digital primarily competes with other advertising-supported news and information Web sites, such as Yahoo! News and CNN.com, and classified advertising portals, such as Monster.com (help-wanted advertising).

DTC is a non-fiction channel that offers documentary programming on recent history and newsworthy events. It competes with cable channels like A&E and the History Channel. DTC also competes for viewers and advertisers with all other broadcast and cable channels.

NESV competes in the Boston consumer entertainment market primarily with other professional sports teams and other forms of live, film and broadcast entertainment. New England Sports Network competes for television audiences with broadcast television stations and other cable television networks throughout most of New England. The Boston Red Sox, Fenway Park and the New England Sports Network compete for advertising with all forms of local and national media including television (including cable), radio, newspapers, magazines, direct mail and outdoor advertising.

EMPLOYEES

As of December 28, 2003, the Company had approximately 12,400 full-time equivalent employees.

The New York Times Newspaper Group	4,880
New England Newspaper Group	3,050
Regional Newspapers	2,960
Broadcast Group New York Times Digital	920 240
Corporate/Shared Services	350

Total Company	12,400

Labor Relations

Approximately 3,300 full-time equivalent employees of The Times and City & Suburban are represented by 14 unions with 18 labor agreements. Approximately 2,300 full-time equivalent employees of the Globe are represented by 10 unions with 12 labor agreements. Collective bargaining agreements, covering the following categories of employees, with the expiration dates noted below, are either in effect or have expired and negotiations for new contracts are ongoing:

Company	Employee Category	Expiration Date

The Times	Operating engineers	May 31, 2003
	Pressman	March 30, 2005
	Mailers, typographers, electricians, paperhandlers and machinists	March 30, 2006
	Stereotypers	March 30, 2007
	Drivers	March 30, 2008
	New York Newspaper Guild (representing non- production employees)	March 30, 2011

City & Suburban	Building maintenance employees	May 31, 2006
	Four groups of mechanics	January 1, 2003
May 31, 2003
September 30, 2003
October 31, 2003
	Drivers	March 30, 2008

The Globe	Boston Newspaper Guild (representing non- production employees)	December 31, 2000
	Boston Mailers Union	December 31, 2001
	Drivers, engravers, paperhandlers, machinists and garage mechanics	December 31, 2004
	Technical services group and electricians	December 31, 2005
	Typographers	December 31, 2006
	Warehouse employees	December 31, 2007
	Pressmen	December 31, 2010

The IHT has approximately 320 employees worldwide, including approximately 220 located in France, whose terms and conditions of employment are established by a combination of French National Labor Law, industrywide collective agreements and company-specific agreements. The IHT is in the process of negotiating a new company-specific agreement with its journalists.

Approximately one-third of the 700 employees of the T&G are represented by four unions. Labor agreements with three production unions expire on October 8, 2004, August 31, 2006 and November 30, 2006, respectively. The Providence Newspaper Guild was certified as the bargaining agent for the newsroom employees in 1993 and for the circulation employees in 2000. Negotiations with this union are ongoing.

Approximately 150 of the 400 employees at the Press Democrat are represented by four unions. The labor agreements with the Newspaper Guild, Pressmen, and Typographical unions expire in 2008. Negotiations to achieve a new labor agreement are currently underway with the Teamsters, who represent certain employees in the circulation department.

NYTD, New York Times Television and WQXR(FM) also have unions representing some of their employees.

The Company cannot predict the timing or the outcome of the various negotiations described above.

ITEM 2. Properties.

The general character, location, terms of occupancy and approximate size of the Company's principal plants and other materially important properties at December 28, 2003, are listed below.

General Character of Property	Approximate Area in Square Feet (Owned)	Approximate Area in Square Feet (Leased)

Newspaper Publishing

Printing plants, business and editorial offices, garages and warehouse space located in:

New York, N.Y.	714,000	97,800

Flushing, N.Y.	—	515,000	[1]

Edison, N.J.	—	1,300,000	[2]

Boston, Mass.	652,000	—

Billerica, Mass.	290,000	—

Other locations	1,600,600	449,150

New York Times Digital	—	102,800

Broadcasting

Business offices, studios and transmitters at various locations	325,350	30,400

Total	3,581,950	2,495,150

1
The Company is leasing a 31-acre site in Flushing, N.Y., where its printing and distribution plant is located, and has the option to purchase the property at any time prior to the end of the lease in 2019.

2
The Edison production and distribution facility is occupied pursuant to a long-term lease with renewal and purchase options.

The Company plans to build a new headquarters, which will be located in New York City, in the Times Square area. The building will contain approximately 1.54 million gross square feet of space, of which 825,000 gross square feet will be occupied by the Company. On December 13, 2001, the Company announced the execution of a 99-year ground lease for the building site by the Company and the Forest City Ratner Companies Inc. (its development partner) with a New York State agency. The lease gives the Company the option to purchase the site after 29 years. The Company is targeting occupancy for 2007.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of February 20, 2004
Corporate Officers
Arthur Sulzberger, Jr.	52	1978	Chairman (since 1997) and Publisher of The Times (since 1992)
Russell T. Lewis	56	1966[1]	President (since 1996) and Chief Executive Officer (since 1997); Chief Operating Officer (1996 to 1997); President and General Manager of The Times (1993 to 1996)
Janet L. Robinson	53	1983	Executive Vice President and Chief Operating Officer (since 2004); Senior Vice President, Newspaper Operations (2001 to 2004); President and General Manager of The Times (1996 to 2004); Senior Vice President, Advertising of The Times (1995 to 1996)
Michael Golden	54	1984	Vice Chairman (since 1997); Publisher of the IHT (since 2003); Senior Vice President (1997-2004); Vice President, Operations Development (1996 to 1997)
Leonard P. Forman	58	1974[3]	Executive Vice President (since 2004) and Chief Financial Officer (since 2002); Senior Vice President (2001 to 2004); President and Chief Executive Officer, The New York Times Company Magazine Group, Inc. (1998 to 2001); Senior Vice President, Corporate Development, New Ventures and Electronic Businesses (1996 to 1998)
Cynthia H. Augustine	46	1986[2]	Senior Vice President, Human Resources (since 1998) and Broadcasting (since 2000); President, The New York Times Company Broadcast Group (since 2000)
Solomon B. Watson IV	59	1974	Senior Vice President (since 1996); Vice President (1990 to 1996); General Counsel (since 1989); and Secretary (2000 to 2002)
James C. Lessersohn	48	1987	Vice President, Finance and Corporate Development (since 2001); Vice President and Treasurer (1999 to 2001); Vice President, Corporate Planning (1997 to 1999); Managing Director, Corporate Planning (1994 to 1997)
Stuart Stoller	48	1996	Vice President and Corporate Controller (since 1996)
Michael G. Williams	47	1998	Vice President, Chief Information Officer (since 2000); Vice President, Chief Information Officer, The Times (since 1998)
R. Anthony Benten	40	1989	Vice President (since 2003); Treasurer (since 2001); Assistant Treasurer (1997 to 2001); Director of Treasury (1997)

1
Mr. Lewis left the Company in 1973 and returned in 1977.

2
Ms. Augustine left the Company in 1993 and returned in 1998.

3
Mr. Forman left the Company in 1986 and returned in 1996.

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of February 20, 2004
Operating Unit Executives
P. Steven Ainsley	51	1982	President and Chief Operating Officer, Regional Newspaper Group (since 2003); Senior Vice President, Regional Newspaper Group (1999 to 2002); Publisher, The Santa Barbara News-Press (1993 to 1999)
Richard H. Gilman	53	1983	Publisher of The Globe (since 1999); Senior Vice President, Operations (1993 to 1998) and Circulation (1998 to 1999) of The Times
Scott H. Heekin-Canedy	52	1987[1]	President and General Manager of The Times (since 2004); Senior Vice President, Circulation of The Times (1999 to 2004); Vice President, Strategic Planning of The Times (1997 to 1999)
Martin A. Nisenholtz	48	1995	Chief Executive Officer, New York Times Digital (since 1999); President, The New York Times Electronic Media Company (1995 to 1999)

PART II

ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

The additional information required by this item appears at pages F-1 and F-53 of this Form 10-K.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
Stock Options	30,803,000	[2]	$40	8,273,000	[3]
Employee Stock Purchase Plan	—			8,946,000	[4]
Stock Awards	118,000	[5]		1,680,000	[6]

Total	30,921,000			18,899,000
Equity compensation plans not approved by security holders	None		None	None

1
Mr. Heekin-Canedy left the Company in 1989 and returned in 1992.

2
Includes shares of Class A Common Stock to be issued upon exercise of stock options granted under the 1991 Executive Stock Incentive Plan (the "1991 Plan") and the Non-Employee Directors' Stock Option Plan.

3
Includes shares of Class A Common Stock available for future stock options to be granted under the 1991 Plan and the Non-Employee Directors' Stock Option Plan.

4
Includes shares of Class A Common Stock available for future issuance under the Employee Stock Purchase Plan.

5
Includes shares of Class A Common Stock to be issued upon conversion of stock awards under the 1991 Plan.

6
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

ITEM 8. Financial Statements and Supplementary Data.

The information required by this item appears at pages F-22 to F-53 and pages F-55 to F-56 of this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures

Russell T. Lewis, the Company's Chief Executive Officer, and Leonard P. Forman, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 28, 2003. Based on such evaluation, each of Messrs. Lewis and Forman concluded that the Company's disclosure controls and procedures were effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the sections entitled "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal Number 1—Election of Directors," and "Interest of Directors in Certain Transactions of the Company," but only up to and not including the section entitled "Board of Directors and Corporate Governance," of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

The Board has adopted a code of ethics that applies not only to the Company's CEO and senior financial officers, as required by the SEC, but also to its Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our Web site, http://www.nytco.com/governance.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to the sections entitled "Directors' Compensation," "Directors' and Officers' Liability Insurance" and "Compensation of Executive Officers," but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders. See Item 5 of this Annual Report on Form 10-K for information concerning the Company's equity compensation plans.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections entitled "Voting On Matters Before The Annual Meeting," "Principal Holders of Common Stock," "Security Ownership of Management and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "The 1997 Trust," of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the sections entitled "Interest of Directors in Certain Transactions of the Company," and "Compensation of Executive Officers," but only up to and not including the section entitled "Performance Presentation," of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section entitled "Proposal Number 3—Selection of Auditors," beginning with the section entitled "Audit and Other Fees," but only up to and not including the section entitled "Recommendation and Vote Required" of the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(A)   DOCUMENTS FILED AS PART OF THIS REPORT

(1)   Financial Statements and Supplemental Schedules

(a)
The Consolidated Financial Statements of the Company are filed as part of this Form 10-K and are set forth on pages F-22 to F-53. The report of Deloitte & Touche LLP, Independent Auditors, dated February 19, 2004, is set forth on page F-54 of this Form 10-K.

(b)
The following additional consolidated financial information is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements set forth on pages F-22 to F-53. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements on the aforementioned pages.

Page
Ratio of Earnings to Fixed Charges	Exhibit 12
Independent Auditors' Consent	Exhibit 23
Consolidated Schedules for the Three Years Ended December 28, 2003:
II—Valuation and Qualifying Accounts	S-1

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

(3.2)
By-laws as amended through December 20, 2001 (filed as an Exhibit to the Company's Form 10-K, dated February 22, 2002 and incorporated by reference herein).

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

13

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

(10.14)
The Company's Deferred Executive Compensation Plan, as amended effective December 20, 2002 (filed as an Exhibit to the Company's Form S-8 dated December 20, 2002, and incorporated by reference herein).

(10.15)
The Company's Non-Employee Directors Deferral Plan (filed as an Exhibit to the Company's Form 10-Q dated November 12, 1997, and incorporated by reference herein).

(10.16)
Distribution Agreement, dated as of September 17, 2002, by and among the Company, J.P. Morgan Securities Inc., Banc of America Securities LLC, and Banc One Markets, Inc. (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).

(10.17)
Calculation Agent Agreement, dated as of September 17, 2002, by and between the Company and JPMorgan Chase Bank (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).

14

(10.18)
Employment Agreement, dated as of September 1, 1999, between the Company and Martin Nisenholtz (filed as an Exhibit to the Company's Form 10-K dated March 14, 2000, and incorporated by reference herein).

(10.19)
Agreement of Lease, dated December 12, 2001, between the 42nd St. Development Project, Inc., as Landlord, and The New York Times Building LLC, as Tenant (filed as an Exhibit to the Company's Form 10-K dated February 22, 2002, and incorporated by reference herein).

(12)
Ratio of Earnings to Fixed Charges.

(14)
Code of Ethics for the Chairman, Chief Executive Officer, Vice Chairman and Senior Financial Officers.

(21)
Subsidiaries of the Company.

(23)
Consent of Deloitte & Touche LLP.

(31.1)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)   REPORTS ON FORM 8-K

        The Company furnished a Form 8-K on October 16, 2003, to report (1) the Company's earnings for the quarter ended September 28, 2003, and (2) the Company's newspaper advertising revenue for the quarter ended September 28, 2003.

15

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2004

(Registrant)
THE NEW YORK TIMES COMPANY
By:	/s/ RHONDA L. BRAUER Rhonda L. Brauer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	TITLE	DATE
ARTHUR SULZBERGER, JR.	Chairman, Director	February 20, 2004
RUSSELL T. LEWIS	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2004
MICHAEL GOLDEN	Vice Chairman, Senior Vice President and Director	February 20, 2004
JOHN F. AKERS	Director	February 20, 2004
BRENDA C. BARNES	Director	February 20, 2004
RAUL E. CESAN	Director	February 20, 2004
JACQUELINE H. DRYFOOS	Director	February 20, 2004
LEONARD P. FORMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2004
WILLIAM E. KENNARD	Director	February 20, 2004
DAVID E. LIDDLE	Director	February 20, 2004
ELLEN R. MARRAM	Director	February 20, 2004
THOMAS MIDDELHOFF	Director	February 20, 2004
HENRY B. SCHACHT	Director	February 20, 2004
DONALD M. STEWART	Director	February 20, 2004
STUART STOLLER	Vice President, Corporate Controller (Principal Accounting Officer)	February 20, 2004
CATHY J. SULZBERGER	Director	February 20, 2004

16

THE NEW YORK TIMES COMPANY

2003 FINANCIAL REPORT

SELECTED FINANCIAL DATA

	Years Ended
(In thousands, except per share and employee data)	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	December 26, 1999

REVENUES AND INCOME
Revenues	$3,227,200	$3,079,007	$3,015,958	$3,374,017	$3,046,190
Operating profit	539,550	544,868	374,403	616,579	552,630
Income from continuing operations before income taxes and minority interest	499,847	492,103	339,676	655,588	522,318
Income from continuing operations	302,655	299,747	202,222	386,240	299,433
Discontinued operations, net of income taxes – Magazine Group	—	—	242,450	11,296	10,744
Net income	302,655	299,747	444,672	397,536	310,177

FINANCIAL POSITION
Property, plant and equipment – net	$1,187,313	$1,197,368	$1,166,863	$1,207,160	$1,218,396
Total assets	3,804,739	3,633,842	3,438,684	3,606,679	3,495,802
Long-term debt and capital lease obligations	725,725	728,789	598,703	636,866	598,327
Common stockholders' equity	1,392,242	1,269,307	1,149,653	1,281,163	1,448,658

PER SHARE OF COMMON STOCK
Basic earnings per share
Income from continuing operations	$2.01	$1.98	$1.29	$2.30	$1.71
Discontinued operations, net of income taxes – Magazine Group	—	—	1.54	.07	.06

Net income	$2.01	$1.98	$2.83	$2.37	$1.77

Diluted earnings per share
Income from continuing operations	$1.98	$1.94	$1.26	$2.25	$1.67
Discontinued operations, net of income taxes – Magazine Group	—	—	1.52	.07	.06

Net income	$1.98	$1.94	$2.78	$2.32	$1.73

Dividends per share	$.57	$.53	$.49	$.45	$.41
Common stockholders' equity per share	$9.11	$8.20	$7.18	$7.47	$8.08

KEY RATIOS
Operating profit to revenues	17%	18%	12%	18%	18%
Return on average common stockholders' equity	23%	25%	37%	29%	21%
Return on average total assets	8%	8%	13%	11%	9%
Long-term debt and capital lease obligations to total capitalization	34%	36%	34%	33%	29%
Current assets to current liabilities	.79	.77	.66	.70	.92
Ratio of earnings to fixed charges	9.24	9.26	6.37	9.13	9.13

FULL-TIME EQUIVALENT EMPLOYEES	12,400	12,150	12,050	14,000	13,400

•
The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements included in this Form 10-K.

•
See page F-2 for certain items included in Selected Financial Data. All earnings per share amounts for the items on page F-2 are on a diluted basis.

•
For comparability, certain prior year amounts have been reclassed to conform with the 2003 presentation.

•
All fiscal years presented above comprise 52 weeks except fiscal year 2000 which comprises 53 weeks.

The items below are included in the Selected Financial Data.

2003

The items below amount to a net $8.7 million in income on a pre-tax basis ($5.2 million after tax, or $.03 per share).

•
an $8.3 million pre-tax gain ($5.0 million after tax, or $.03 per share) related to a credit for advertising issued by the Company, which was not used within the allotted time by the advertiser (see Note 6 of the Notes to the Consolidated Financial Statements).

•
a $4.6 million pre-tax charge ($2.8 million after tax, or $.02 per share) associated with the closing of a small job fair business (see Note 6 of the Notes to the Consolidated Financial Statements).

•
$5.0 million in income on a pre-tax basis ($3.0 million after tax, or $.02 per share) related to a $25.0 million non-compete agreement (the "non-compete agreement") entered into in connection with the sale of the Santa Barbara News-Press in 2000. The total amount of the non-compete agreement is recognized as income on a straight-line basis over the life of the agreement.

2002

The items below amount to a net $7.6 million pre-tax charge ($4.7 million after tax, or $.03 per share).

•
a $12.6 million pre-tax charge ($7.7 million after tax, or $.05 per share) for work force reduction expenses ("Buyouts") (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

•
$5.0 million in income on a pre-tax basis, ($3.0 million after tax, or $.02 per share) related to the non-compete agreement.

2001

The items below amount to a net $283.8 million in income on a pre-tax basis ($153.5 million after tax, or $.96 per share).

•
a $412.0 million pre-tax gain ($241.3 million after tax, or $1.51 per share) resulting from the sale of Golf Digest, Golf Digest Woman, Golf World and Golf World Business ("Magazine Group") (see Note 3 of the Notes to the Consolidated Financial Statements).

•
a $90.4 million pre-tax charge ($53.8 million after tax, or $.34 per share) for Buyouts (see Notes 6 and 16 of the Notes to the Consolidated Financial Statements).

•
$5.0 million in income on a pre-tax basis ($2.9 million after tax, or $.02 per share) related to the non-compete agreement.

•
$42.8 million in amortization expense ($36.9 million after tax, or $.23 per share) which would not have been expensed if Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, had been adopted at the beginning of 2001 (see Note 2 of the Notes to the Consolidated Financial Statements).

2000

The items below amount to a net $10.1 million in income on a pre-tax basis (a charge of $3.2 million after tax, or $.01 per share).

•
an $85.3 million pre-tax net gain ($61.1 million after tax, or $.36 per share). This resulted from a gain of $132.1 million ($91.6 million after tax) in connection with the sale of seven newspapers and nine telephone directory operations as well as the amortization of income related to the non-compete agreement, partially offset by a disposition loss and write-downs for certain of the Company's equity investments in online ventures in the aggregate amount of $46.8 million ($30.5 million after tax).

•
a $22.7 million pre-tax noncash charge ($20.4 million after tax, or $.12 per share) for a write-down of intangible assets related to an acquisition made in 1999. This charge is included in amortization expense.

•
a $5.3 million pre-tax charge ($3.1 million after tax, or $.02 per share) for Buyouts.

•
$47.2 million in amortization expense ($40.8 million after tax, or $.23 per share) which would not have been expensed if FAS 142 had been adopted at the beginning of 2000.

1999

The items below amount to a net $54.8 million pre-tax charge ($43.8 million after tax, or $.24 per share).

•
a $15.5 million pre-tax charge ($8.9 million after tax, or $.05 per share) for Buyouts.

•
$39.3 million in amortization expense ($34.9 million after tax, or $.19 per share) which would not have been expensed if FAS 142 had been adopted at the beginning of 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Business

The core purpose of The New York Times Company (the "Company") is to enhance society by creating, collecting and distributing high-quality news, information and entertainment. In order to fulfill its mission the Company must create value for all of the constituents it serves, including its customers, employees and shareholders and the communities in which it operates. The Company creates value by executing its long-term strategy, which is to operate leading news and advertising media in the national/global market and in each of the local markets it serves. In addition, the Company enhances value by controlling costs and implementing process improvement initiatives.

The Company's long-term strategy is pursued with a portfolio of properties that serves its customers in print, in broadcast and online. In 2003 newspaper properties contributed 93% of the Company's $3.2 billion of revenues, broadcasting accounted for 4% and New York Times Digital ("NYTD"), the Company's digital and business information division, accounted for 3%. The business model of each of the Company's segments is summarized below.

Newspaper Group (consisting of The New York Times Newspaper Group, which includes The New York Times ("The Times") and the International Herald Tribune (the "IHT"), the New England Newspaper Group, which includes The Boston Globe (the "Globe") and the Worcester Telegram & Gazette, 15 other newspapers ("Regional Newspapers"), newspaper distributors and certain related businesses). The Newspaper Group derives the majority of its revenues from offering advertisers a means to promote their brands, products and services to the buying public. In 2003 approximately 64% of the Newspaper Group's revenues was from advertising. The Newspaper Group also derives revenues from offering the public a source of timely news and editorial materials, as well as information on products sold by advertisers. In 2003 approximately 29% of the Newspaper Group's revenues was from circulation. The Newspaper Group's main operating expenses are employee-related costs, which include compensation and benefits, and raw materials, primarily newsprint. In January 2003 the Company purchased the remaining 50% interest in the IHT that it did not previously own for approximately $65 million. Beginning in 2003, the operating results of the IHT are included within The New York Times Newspaper Group. Although the acquisition has not had a material impact on the Company's results of operations, as discussed in more detail below, the inclusion of the IHT's 2003 results has affected year-to-year comparisons of certain items.

Broadcast Group (consisting of eight network-affiliated television stations and two radio stations). The Broadcast Group derives almost all of its revenues — 95% in 2003 — from the sale of commercial time to advertisers. The Broadcast Group's main operating expenses are employee-related costs and programming costs.

NYTD (consisting of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"), which licenses archive databases of The Times and the Globe to electronic information providers). Access to NYTD's Web sites is offered without subscription fees. NYTD derives most of its revenues from the sale of advertisements. In 2003 approximately 43% of revenues was from display advertisements and 30% was from classified ads, such as help-wanted, real estate and automotive listings. NYTD benefits from the exclusive online distribution rights for the classified listings of The Times and the Globe. Non-advertising revenues in 2003, which accounted for 27% of revenues, were primarily from DAD. NYTD's main operating expenses are employee-related costs and royalties paid to The Times and the Globe for content.

The Company's long-term strategy is also pursued through its 50% interest in the Discovery Times Channel, ("DTC"), a digital cable television channel, and its 16.9% interest in New England Sports Ventures ("NESV"), which owns the Boston Red Sox, Fenway Park and approximately 80% of the New England Sports Network, a regional cable sports network.

2003 Highlights

•
Despite the dampened U.S. economy and the soft advertising market, the Company's advertising revenues showed continued improvement and ended 2003 up approximately 2% over the prior year, excluding the IHT. Including the IHT, advertising revenues were up approximately 4%. The economy and the advertising market in 2003 reflected a period of political and economic turmoil caused by terrorism at home and abroad, the war in Iraq, SARS, continuing unemployment and other factors.

•
The Company's circulation revenues rose to a record level in 2003 primarily due to the strength of higher daily and Sunday newsstand prices for The Times.

•
Expense growth for 2003 (excluding the IHT) was approximately 3%, despite significantly higher benefit costs, investments in properties and higher newsprint costs. Including the IHT, expenses grew approximately 6%.

•
Earnings per share (on a diluted basis) for 2003 increased approximately 2% over the prior year.

•
The Company's businesses continued to be strong cash generators in 2003 and the Company's debt levels remained at approximately the same levels as in the prior year. The Company utilized its strong liquidity position to invest in capital projects intended to improve its operations, to make strategic investments to enhance its properties, to increase the dividend rate by approximately 8%, and to repurchase shares of its stock.

•
The Company's critical accounting policies included its accounting for long-lived assets, retirement benefits, income taxes, self-insurance and accounts receivable. Management has discussed and will continue to discuss its critical accounting policies with the Audit Committee of the Company's Board of Directors.

Trends and Uncertainties

The Company's advertising volume and the price of newsprint are the key uncertainties whose fluctuations can have a material effect on the Company's operating results. The Company's cash flow from operating activities, its primary source of liquidity, is adversely affected when the advertising market is weak or newsprint prices are high. One of the Company's key management priorities is to anticipate the level of advertising volume and newsprint prices while it manages its businesses to maximize operating profit during expanding and contracting economic cycles.

The Company's advertising revenues, which account for approximately 66% of revenues, are susceptible to economic swings and are difficult to predict. In managing its operations, the Company closely monitors economic indicators such as the level of consumer confidence, the rate of unemployment, interest rates and housing starts.

In 2003, national newspaper advertising, which the Company expects to grow faster than its other advertising categories, accounted for approximately 43% of the Newspaper Group's advertising revenues and approximately 26% of the Company's revenues. This is significantly higher than the average in the newspaper industry where, according to the Newspaper Association of America, national advertising accounts for approximately 17% of advertising revenues. As a result, the Company can be disproportionately affected by national economic conditions. Retail and classified newspaper advertising together accounted for approximately 45% of the Newspaper Group's advertising revenues and approximately 27% of the Company's revenues in 2003. Retail and classified newspaper advertising are also affected by the national economy, but more so by the local economies in which the Group operates, in particular New York and Boston. These local economies can sometimes lag or lead trends in the national economy.

Raw materials, of which newsprint is the primary component, represented approximately 10% of the Company's costs and expenses in 2003. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company's costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. Newsprint market prices published by Resource Information Systems, Inc. (a company that provides economic analysis of the printing and writing paper markets) have ranged from $423/ton to $740/ton over the past ten years. Consolidation in the North American newsprint industry has reduced the number of suppliers. This has led to paper mill closures and conversions to other grades of paper, which in turn have decreased overall newsprint capacity and increased the likelihood of price increases in the future.

To manage the uncertainties inherent in its businesses, the Company prepares monthly forecasts of anticipated results of operations, including expected advertising volume and newsprint prices. Actual results are closely analyzed to determine if measures are required to maximize operating profit, such as implementing pricing increases, delaying capital projects or limiting expenses.

2004 Guidance

The Company ended 2003 with higher fourth-quarter earnings than it anticipated, mainly because of higher-than-expected newspaper advertising in December. Continuing signs that the economy has returned to an upward growth trend encourage the Company that an improving advertising market will follow in 2004. The Company will continue to make investments in two of its most significant growth initiatives, the national expansion of The Times and the relaunch of the IHT. These investments, coupled with increased newsprint and employee-related costs, are likely to result in higher expense growth. Depending on the speed and strength of the advertising recovery, management believes the Company's earnings per share, or EPS, growth rate in 2004 will range from the low- to mid-single digits. References to EPS refer to diluted earnings per share as computed under accounting principles generally accepted in the United States of America ("GAAP"). The key financial measures discussed in the table below are also GAAP measures.

A summary of guidance on key financial measures for 2004, on a GAAP basis, is shown below. There have been no changes in the guidance for 2004 since the Company released its fourth-quarter earnings on January 27, 2004.

Item	2004 Guidance

Total Company Advertising Revenues(a)	Growth rate expected to be in the mid-single digits
Newspaper Group Circulation Revenues	Growth rate expected to be in the low-single digits
Newsprint Cost Per Ton	Growth rate expected to be in the low teens
Total Company Expenses(a)	Growth rate expected to be in the mid-single digits
Depreciation & Amortization	$145 to $150 million
Capital Expenditures(b)	$220 to $250 million
Net Loss from Joint Ventures	Breakeven to a loss of $5 million
Interest Expense	$47 to $52 million
Tax Rate	39.5%
Diluted Earning Per Share Growth	Growth rate expected to be in the low- to mid-single digits over 2003 EPS of $1.98

(a)
The 2004 growth rates for total Company advertising revenues and expenses are each expected to be in the mid-single digits but the growth rate for total Company advertising revenues is expected to be higher than that of expenses.

(b)
Includes costs of $110 to $120 million in 2004 related to the Company's interest in its new headquarters in New York City, which the Company expects to occupy in 2007.

RESULTS OF OPERATIONS

Overview

The following table presents the Company's consolidated financial results for the three years ended December 28, 2003, on a GAAP basis. The results set forth in the table and discussed in this section include the items discussed in this report on page F-2, immediately after the table of Selected Financial Data.

				% Change
(In thousands, except per share data)	2003	2002	2001	03-02	02-01

REVENUES
Advertising	$2,120,814	$2,048,815	$2,042,211	3.5	0.3
Circulation	885,767	825,208	759,674	7.3	8.6
Other	220,619	204,984	214,073	7.6	(4.2)

Total	3,227,200	3,079,007	3,015,958	4.8	2.1

COSTS AND EXPENSES
Production costs
Raw materials	274,147	262,292	321,204	4.5	(18.3)
Wages and benefits	671,040	619,652	594,197	8.3	4.3
Other	483,608	470,688	477,675	2.7	(1.5)

Total	1,428,795	1,352,632	1,393,076	5.6	(2.9)
Selling, general and administrative expenses(a)	1,258,855	1,181,507	1,248,479	6.5	(5.4)

Total	2,687,650	2,534,139	2,641,555	6.1	(4.1)

OPERATING PROFIT	539,550	544,868	374,403	(1.0)	45.5
Net (loss)/income from joint ventures(a)	(8,223)	(12,330)	7,472	33.3	*
Interest expense, net	44,757	45,435	47,199	(1.5)	(3.7)
Other income	13,277	5,000	5,000	*	—

Income from continuing operations before income taxes and minority interest	499,847	492,103	339,676	1.6	44.9
Income taxes	197,762	191,955	137,559	3.0	39.5
Minority interest in net loss/(income) of subsidiaries	570	(401)	105	*	*

Income from continuing operations	302,655	299,747	202,222	1.0	48.2

Income from operations of discontinued Magazine Group, net of income taxes	—	—	1,192	N/A	*
Gain on disposal of Magazine Group, net of income taxes	—	—	241,258	N/A	*

Discontinued operations, net of income taxes	—	—	242,450	N/A	*

NET INCOME	$302,655	$299,747	$444,672	1.0	(32.6)

*
Represents an increase or decrease in excess of 100%.

(a)
At the beginning of the Company's 2002 fiscal year, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets (see Note 2 of the Notes to the Consolidated Financial Statements). FAS 142 eliminated the amortization of goodwill and certain other intangibles and requires an impairment test of their carrying value. The provisions of FAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in the Company's Consolidated Statements of Income do not reflect the effect of FAS 142 and, accordingly, the fiscal year 2001 includes amortization expense of $42.4 million in "Selling, general and administrative expenses" and $0.4 million in "Net (loss)/income from joint ventures" ($36.9 million after tax, or $.23 per share, collectively).

Revenues

Revenues, for the three years ended December 28, 2003, by reportable segment and for the Company as a whole, were as follows:

				% Change
(In millions)	2003	2002	2001	03-02	02-01

Revenues:
Newspapers	$3,007.5	$2,864.1	$2,826.1	5.0	1.3
Broadcast	145.3	155.8	140.9	(6.7)	10.6
NYTD	88.0	71.8	60.3	22.6	19.0
Intersegment eliminations(a)	(13.6)	(12.7)	(11.3)	(7.9)	(11.5)

Total	$3,227.2	$3,079.0	$3,016.0	4.8	2.1

(a)
Intersegment eliminations primarily include license fees between NYTD and other segments.

Newspaper Group

Advertising, circulation and other revenues for the three years ended December 28, 2003, by division of the Newspaper Group and for the Group as a whole (with and without the IHT's 2003 revenues), were as follows:

				% Change
(In millions)	2003	2002	2001	03-02	02-01

The Times
Advertising	$1,105.1	$1,086.7	$1,098.5	1.7	(1.1)
Circulation	584.3	564.2	508.2	3.6	11.0
Other	146.4	139.7	151.7	4.8	(7.9)

Sub-total	$1,835.8	$1,790.6	$1,758.4	2.5	1.8

IHT
Advertising	$35.5	—	—	N/A	N/A
Circulation	38.8	—	—	N/A	N/A
Other	1.3	—	—	N/A	N/A

Sub-total	$75.6	—	—	N/A	N/A

The New York Times Newspaper Group
Advertising	$1,140.6	$1,086.7	$1,098.5	5.0	(1.1)
Circulation	623.1	564.2	508.2	10.4	11.0
Other	147.7	139.7	151.7	5.8	(7.9)

Total	$1,911.4	$1,790.6	$1,758.4	6.7	1.8

New England Newspaper Group
Advertising	$448.4	$441.2	$451.3	1.6	(2.2)
Circulation	174.6	173.1	162.1	0.8	6.8
Other	35.4	30.6	27.5	15.8	11.1

Total	$658.4	$644.9	$640.9	2.1	0.6

Regional Newspapers
Advertising	$333.8	$326.6	$323.8	2.2	0.9
Circulation	88.1	87.9	89.4	0.2	(1.7)
Other	15.8	14.1	13.6	12.0	4.2

Total	$437.7	$428.6	$426.8	2.1	0.4

Newspaper Group (including the IHT)
Advertising	$1,922.8	$1,854.5	$1,873.6	3.7	(1.0)
Circulation	885.8	825.2	759.7	7.3	8.6
Other	198.9	184.4	192.8	7.9	(4.4)

Total	$3,007.5	$2,864.1	$2,826.1	5.0	1.3

Newspaper Group (excluding the IHT)
Advertising	$1,887.3	$1,854.5	$1,873.6	1.8	(1.0)
Circulation	847.0	825.2	759.7	2.6	8.6
Other	197.6	184.4	192.8	7.2	(4.4)

Total	$2,931.9	$2,864.1	$2,826.1	2.4	1.3

Advertising Revenues

In 2003 advertising revenues (excluding the IHT) increased 1.8% compared with 2002. Increases in advertising rates at The Times and the Globe in various categories offset the lower volume related to the weak advertising market. In 2002 advertising revenues decreased 1.8% compared with 2001. Higher advertising rates in various categories were more than offset by lower volume related to the decline in the U.S. economy.

Advertising volume for The Times, the New England Newspaper Group and the Regional Newspapers was as follows:

				% Change
(Inches in thousands, preprints in thousands of copies)
	2003	2002	2001	03-02	02-01

The Times
Retail	411.2	434.4	475.0	(5.3)	(8.5)
National	1,334.4	1,346.3	1,370.2	(0.9)	(1.7)
Classified	629.7	692.1	781.2	(9.0)	(11.4)
Zoned	839.6	869.4	939.5	(3.4)	(7.5)

Total	3,214.9	3,342.2	3,565.9	(3.8)	(6.3)

Preprints	546,359	545,723	489,660	0.1	11.4

New England Newspaper Group
Retail	783.0	859.7	865.0	(8.9)	(0.6)
National	734.5	784.6	762.5	(6.4)	2.9
Classified	1,561.2	1,593.1	1,641.7	(2.0)	(3.0)
Zoned	1,284.0	1,117.8	880.6	14.9	26.9

Total	4,362.7	4,355.2	4,149.8	0.2	5.0

Preprints	1,090,204	1,033,347	957,564	5.5	7.9

Regional Newspapers
Retail	5,423.2	5,701.4	5,721.3	(4.9)	(0.3)
National	331.7	245.0	223.4	35.4	9.7
Classified	7,275.6	7,189.7	6,909.2	1.2	4.1
Legal	399.3	414.4	362.2	(3.7)	14.4

Total	13,429.8	13,550.5	13,216.1	(0.9)	2.5

Preprints	1,215,457	1,148,709	1,056,784	5.8	8.7

Total linage for the IHT in 2003 was 119,101 inches.

The overall decrease in advertising volume of 3.8% at The Times in 2003 compared with 2002 was primarily due to lower volume of classified advertising, which mainly includes real estate, help-wanted and automotive advertising. With mortgage rates expected to rise and no immediate signs of improvement in the New York region's employment outlook, the Company anticipates a challenging start for classified advertising in 2004. The Company continues to invest in its print and digital products and in promotional efforts to help offset the softness in classified advertising. However, the Company is less dependent on classified advertising revenue than it was before the national expansion of The Times began in 1998. In 2003 national and classified advertising represented approximately 62% and 22% of The Times's advertising revenues; 1998 national and classified advertising revenues represented approximately 52% and 32% of the The Times's advertising revenues.

The overall increase in volume of 0.2% at the New England Newspaper Group was primarily due to higher zoned volume due to new and improved zoned products. The volume of preprint advertising rose due to a migration of certain advertisers to this form of advertising.

The overall decrease in volume of 0.9% at the Regional Newspapers was primarily due to lower retail volume from department and drug stores. The volume of preprint advertising rose as certain department store, drug store, food and electronic advertisers migrated to this form of advertising.

Circulation Revenues

In 2003 circulation revenues (excluding the IHT) rose 2.6% compared with 2002 primarily due to price increases of daily and Sunday newsstand copies at The Times. In 2002 circulation revenues rose compared with 2001 primarily due to price increases in home-delivery copies at The Times and the Globe.

Average net paid circulation for The Times, the IHT, the New England Newspaper Group and the Regional Newspapers is provided below. Average net paid circulation for the U.S. newspapers is provided following the guidelines of the Audit Bureau of Circulations, an independent agency that audits the circulation of most U.S. newspapers and magazines. Average net paid circulation for the IHT is provided following the guidance of Diffusion Controle, an independent Paris-based agency that audits the circulation of most of France's newspapers and magazines.

	Weekday/Daily		Sunday
(Copies in thousands)	2003	% Change vs. 2002	2003	% Change vs. 2002

The Times	1,132.0	0.1	1,682.1	—
IHT	222.7	N/A	N/A	N/A
New England Newspaper Group	549.0	(3.6)	816.2	(0.7)
Regional Newspapers	613.5	(0.1)	669.7	(1.0)

	Weekday/Daily		Sunday
(Copies in thousands)	2002	% Change vs. 2001	2002	% Change vs. 2001

The Times	1,131.4	(1.1)	1,682.1	(0.8)
New England Newspaper Group	569.6	(1.3)	822.4	(0.8)
Regional Newspapers	614.4	(2.2)	676.3	(1.8)

Average net paid circulation for The Times did not change materially in 2003 compared with 2002. The decrease in weekday/daily and Sunday copies sold by The Times in 2002 compared with 2001 was primarily due to the comparison with the extraordinary sales in 2001 as a result of 9/11 and related coverage partially offset by the effects of a price increase.

The decrease in weekday/daily and Sunday copies sold by the New England Newspaper Group in 2003 compared with 2002 was primarily due to the weak economy, recent price increases, the negative effect of new "do-not-call" telemarketing legislation and high circulation in 2002 due to heightened reader interest in various news stories. The New England Newspaper Group has been successful in partially offsetting the negative effect of the "do-not-call" telemarketing legislation by other means of marketing.

The decrease in weekday/daily copies sold by the New England Newspaper Group in 2002 compared with 2001 was primarily the result of a price increase at the Globe in 2002. The decrease in Sunday copies sold by the New England Newspaper Group in 2002 compared with 2001 was primarily due to the elimination, in June 2001, of the Sunday Globe edition delivered on Saturdays.

The decreases in weekday/daily and Sunday copies sold by the Regional Newspapers in 2003 compared with 2002 and in 2002 compared with 2001 were primarily due to a decline in the economy as well as the effect of improving the quality of their subscription customers.

For 2004, the Company expects copies sold across the Newspaper Group to grow, as compared with 2003.

The Times continues to improve retail availability across the nation by increasing the number of markets it serves and by adding to the number of outlets where the paper is sold. The Times also has expanded its national home-delivery availability while improving the quality and levels of its home-delivery circulation base. The Times is now available for home-delivery in a total of 262 markets nationwide. Additionally, during 2003, The Times continued to expand the number of zip codes for which home-delivery service of The Times was previously not available. All of the Company's newspapers are continuing to make improvements in product delivery and customer service to attract new readers and retain existing ones.

Broadcast Group

In 2003 revenues at the Broadcast Group decreased 6.7% to $145.3 million from $155.8 million in 2002. In 2002 revenues at the Broadcast Group increased 10.6% to $155.8 million from $140.9 million in 2001. In each year, the change was primarily due to the high level of political advertising in 2002, when mid-term elections occurred in the states in which the Company has television stations. Political advertising revenues were $5.9 million in 2003; $22.7 million in 2002; and $4.4 million in 2001.

New York Times Digital

In 2003 revenues at NYTD increased 22.6% to $88.0 million from $71.8 million in 2002. In 2002 revenues at NYTD increased 19.0% to $71.8 million from $60.3 million in 2001. In each case, the increases resulted from higher advertising volume.

Costs and Expenses

Costs and expenses for the three years ended December 28, 2003, were as follows:

				% Change
(In millions)	2003	2002	2001	03-02	02-01

Production costs:
Raw materials	$274.1	$262.3	$321.2	4.5	(18.3)
Wages and benefits	671.0	619.7	594.2	8.3	4.3
Other	483.7	470.6	477.7	2.7	(1.5)

Total production costs	1,428.8	1,352.6	1,393.1	5.6	(2.9)
Selling, general and administrative expenses	1,258.9	1,181.5	1,248.5	6.5	(5.4)

Total	$2,687.7	$2,534.1	$2,641.6	6.1	(4.1)

Total production costs for 2003 (excluding the IHT) increased 3.1% compared with 2002, primarily due to higher compensation and benefits costs and newsprint expense. Newsprint expense for 2003 (excluding the IHT) increased 3.4%, resulting from a 5.8% increase due to a higher average cost per ton of newsprint, partially offset by a 2.4% decrease which resulted from lower consumption.

Production costs for 2002 declined compared with 2001, primarily due to a 19.9% decrease in newsprint expense compared with 2001, of which 18.2% resulted from a decrease in the average cost per ton of newsprint and 1.7% of which resulted from a decrease in consumption.

Selling, general and administrative ("SGA") expenses for 2003 (excluding the IHT) increased 2.2% compared with 2002 primarily due to higher benefits costs and increased costs associated with the Company's investment in the national expansion of The Times. These increases were partially offset by a one-time reimbursement of remediation costs at one of the Company's major printing facilities. SGA expenses for 2003 included no work force reduction expenses ("Buyouts"), while the Company's Buyouts for 2002 were $12.6 million.

The decrease of SGA expenses in 2002 compared with 2001 was principally due to lower Buyouts ($12.6 million in 2002 versus $90.4 million in 2001) and lower amortization expense due to the adoption of FAS 142 at the beginning of 2002. These decreases were partially offset by higher bonus accruals in 2002 linked to improved performance.

The following table sets forth consolidated costs and expenses for the three years ended December 28, 2003, by reportable segment and the Company as a whole. The reasons underlying the year-to-year changes in each segment's cost and expenses are discussed below under "Operating Profit".

				% Change
(In millions)	2003	2002	2001	03-02	02-01

Costs and expenses:
Newspapers	$2,477.0	$2,332.5	$2,437.1	6.2	(4.3)
Broadcast	109.5	106.8	105.7	2.6	1.1
NYTD	67.6	63.5	67.6	6.4	(6.1)
Unallocated corporate expenses	47.2	44.0	42.5	7.4	3.6
Intersegment eliminations(a)	(13.6)	(12.7)	(11.3)	(7.9)	(11.5)

Total	$2,687.7	$2,534.1	$2,641.6	6.1	(4.1)

(a)
Intersegment eliminations primarily include license fees between NYTD and other segments.

Operating Profit

Consolidated operating profit, for the three years ended December 28, 2003, by reportable segment and for the Company as a whole, were as follows:

				% Change
(In millions)	2003	2002	2001	03-02	02-01

Operating Profit (Loss):
Newspapers	$530.6	$531.6	$389.0	(0.2)	36.7
Broadcast	35.8	49.0	35.2	(27.0)	39.1
NYTD	20.4	8.3	(7.3)	*	*
Unallocated corporate expenses	(47.2)	(44.0)	(42.5)	(7.4)	(3.6)

Operating Profit	$539.6	$544.9	$374.4	(1.0)	45.5

*
Represents an increase or decrease in excess of 100%.

Operating profit for the Newspaper Group remained flat in 2003 compared with 2002. Higher revenues were offset by higher benefits costs, increased costs related to the national expansion of The Times and an increase in newsprint expense. Excluding the IHT, operating profit for the Newspaper Group increased slightly in 2003 compared with 2002. The Newspaper Group's operating profit increased in 2002 compared with 2001 due to higher circulation revenues, partially offset by lower advertising revenues, and lower SGA expenses as a result of lower Buyouts and lower amortization expense due to the adoption of FAS 142.

The Broadcast Group's operating profit decreased in 2003 compared with 2002 because of lower political advertising revenues and higher compensation and benefits costs. Operating profit for the Broadcast Group increased in 2002 compared with 2001 because of higher political advertising revenues and lower amortization expense due to the adoption of FAS 142.

NYTD's operating profit increased in 2003 compared with 2002 because of higher advertising revenues, partially offset by higher compensation and benefits costs. NYTD had an operating profit in 2002 compared with an operating loss in 2001 primarily because of higher advertising revenues.

Non-operating Items

Joint Ventures

The Company has investments in DTC, two paper mills, and NESV that are accounted for under the equity method. The Company's proportionate share of these investments are recorded in "Net (loss)/income from joint ventures" in the Company's Consolidated Statements of Income. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding these investments.

The Company recorded losses from joint ventures of $8.2 million in 2003 and $12.3 million in 2002, and recorded income from joint ventures of $7.5 million in 2001.

Prior to 2003, the Company's 50% share of the operating results of the IHT was included in "Net (loss)/income from joint ventures" in the Company's Consolidated Statements of Income. The operating results of the IHT are included within the Newspaper Group's results for the first time in 2003. The decrease in losses from joint ventures in 2003 compared with 2002 resulted in part from this change in the classification of losses of the IHT. See Note 3 of the Notes to the Consolidated Financial Statements.

The loss from joint ventures in 2002 compared with income in 2001 resulted from losses at both DTC and NESV (which were acquired in 2002), primarily related to non-cash amortization expense in connection with the allocation of the purchase price among the net assets acquired, as well as lower operating results at the IHT and the paper mills.

Interest Expense, Net

Interest expense, net, for the three years ended December 28, 2003 was as follows:

(In millions)	2003	2002	2001

Interest expense	$51.2	$50.4	$51.9
Interest income	(1.9)	(3.3)	(4.2)
Capitalized interest	(4.5)	(1.7)	(0.5)

Interest expense, net	$44.8	$45.4	$47.2

In 2003 interest expense, net, decreased primarily due to higher capitalized interest related to capital expenditures, which more than offset lower interest income from investments. In 2002 interest expense, net, decreased principally due to reduced interest rates on floating rate borrowings, partially offset by higher levels of debt outstanding.

Discontinued Operations

In April 2001 the Company sold its golf properties, which included the Magazine Group and GolfDigest.com, for $435.0 million. The Company recorded an after-tax gain from the sale of $241.3 million, net of income taxes of $170.7 million in 2001.

Revenues and operating profit for the Magazine Group were $26.5 and $2.0 million in 2001. Income taxes of $0.8 million were recorded on the income from operations of the Magazine Group in 2001.

The results of operations of the Magazine Group are reported as discontinued operations for the period presented. Diluted earnings per share from discontinued operations of the Magazine Group were $1.52 in 2001.

EBITDA

The Company believes that EBITDA (earnings before interest, taxes, depreciation and amortization), a non-GAAP financial measure, is a useful metric for evaluating its financial performance because of its focus on the Company's results from operations before depreciation and amortization.

EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. These groups use EBITDA, along with other measures, to estimate the value of a company and evaluate a company's ability to meet its debt service requirements. For comparability, the Company's EBITDA in the prior years have been restated to conform with the 2003 presentation. The EBITDA presented may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined under GAAP.

The Company's EBITDA, as well as a reconciliation of EBITDA to net income for the three years ended December 28, 2003, is provided below.

(In millions)	2003	2002	2001

EBITDA	$692.8	$690.0	$995.4
Depreciation and amortization	(147.7)	(153.3)	(194.3)
Interest expense, net	(44.8)	(45.4)	(47.2)
Income taxes	(197.6)	(191.6)	(309.2)

Net income	$302.7	$299.7	$444.7

Income taxes above include tax expense included in "Minority interest in net loss/(income) of subsidiaries" and "Discontinued operations, net of income taxes" in the Consolidated Statements of Income.

EBITDA increased in 2003 compared with 2002, primarily due to higher revenues, an increase in other income and more favorable results from joint ventures, partially offset by an increase in costs and expenses. EBITDA decreased in 2002 compared with 2001, primarily due to a gain ($412.0 million) on the sale of the Magazine Group in 2001. This decrease was partially offset by higher circulation revenues and lower costs and expenses in 2002.

Consolidated depreciation and amortization for the three years ended December 28, 2003, by reportable segment and for the Company as a whole, were as follows:

				% Change
(In millions)	2003	2002	2001	03-02	02-01

Depreciation and Amortization(a):
Newspapers	$122.0	$127.9	$161.3	(4.6)	(20.7)
Broadcast	9.3	8.2	16.1	13.5	(49.2)
NYTD	5.3	7.3	7.4	(28.0)	(0.3)
Unallocated corporate expenses	11.1	9.9	9.2	12.5	7.2

Depreciation and Amortization	$147.7	$153.3	$194.0	(3.7)	(21.0)

(a)
In the beginning of 2002 the Company adopted FAS 142 which ceased the amortization of goodwill and certain other intangibles (see Note 2 of the Notes to the Consolidated Financial Statements). The Magazine Group's 2001 depreciation and amortization is excluded from the chart above (see Note 3 of the Notes to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about the Company's financial position as of December 28, 2003 and December 29, 2002, is presented in the following table:

			% Change
Financial Position Summary (In millions)
	2003	2002	03-02

Cash and Cash Equivalents	$39.4	$37.0	6.7
Short-term debt	1.6	51.3	(96.9)
Long-term debt	646.9	648.6	(0.3)
Stockholders' Equity	1,392.2	1,269.3	9.7
Ratios:
Debt to total capitalization	34%	36%	(5.6)
Current ratio	.79	.77	2.6

In 2004 the Company expects its beginning cash balance, cash provided from operations and available third-party financing, described below, to be sufficient to meet its normal operating commitments, to fund planned capital expenditures and to pay dividends.

The Company is currently involved in the construction of its new headquarters in New York City (the "Building"), which it currently anticipates occupying in 2007.

Through December 28, 2003, capital expenditures related to the Building were approximately $100 million. The Company expects to make capital expenditures in connection with the Building of $110 to $120 million in 2004. Although the exact timing of the capital expenditures beyond 2004 is not certain, the Company expects to make additional capital expenditures in the range of $290 to $330 million over the next several years, net of the sale proceeds of its existing headquarters. Capital expenditures in this range exclude $35 to $45 million of expected capitalized interest and salaries. As of February 19, 2004, the Company's Board of Directors has approved total spending of approximately $335 million for this project (including amounts approved in prior years) (see Note 18 of the Notes to the Consolidated Financial Statements). A significant portion of future capital expenditures, including the interior construction of the Building, is still subject to approval by the Company's Board of Directors. See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding the Building.

The Company anticipates funding these capital expenditures from internally-generated cash, including the sale proceeds of its existing headquarters, and external financing sources.

The Company currently expects to spend approximately the same amount of funds to repurchase shares in 2004 as it spent in 2003 (approximately $209 million).

Capital Resources

Sources and Uses of Cash

Cash flows for the three years ended December 28, 2003, were as follows:

				% Change
(In millions)	2003	2002	2001	03-02	02-01

Operating Activities	$466.3	$273.3	$471.2	70.6	(42.0)
Investing Activities	$(245.9)	$(360.9)	$337.4	31.9	*
Financing Activities	$(218.7)	$72.6	$(825.7)	*	*

*
Represents an increase or decrease in excess of 100%.

The Company's current priorities for its use of cash are:

•
Investment in high-return capital projects. In particular investments in technology to increase revenues, reduce costs, improve efficiencies or help the Company better serve its customers,

•
Strategic investments to enhance the value of existing properties,

•
Construction of the Building,

•
Dividend payments to shareholders, and

•
Stock repurchases.

Operating Activities

The primary source of the Company's liquidity is cash flows from operating activities. The key component of operating cash flow is cash receipts from advertising customers. Advertising has provided 66% to 68% of total revenues over the past three years. Operating cash inflows also include cash receipts from circulation sales, other revenue transactions such as commercial printing, and interest income. Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

Net cash provided by operating activities increased in 2003 due to lower income tax payments ($133.9 million in 2003 compared with $305.2 million in 2002) and lower tax-deductible contributions to the Company's qualified pension plans ($110.5 million in 2003 compared with $146.8 million in 2002). Tax payments were higher in 2002 primarily due to taxes related to the gain on the sale of the Magazine Group. Pension contributions are based on actuarial calculations and asset performance.

Net cash provided by operating activities decreased in 2002 primarily due to higher income tax payments ($305.2 million in 2002 compared with $95.9 million in 2001) and higher tax-deductible contributions to the Company's qualified pension plans ($146.8 million in 2002 compared with $2.9 million in 2001). Tax payments were higher in 2002 primarily due to taxes related to the gain on the sale of the Magazine Group.

Investing Activities

Investment cash inflows generally include proceeds from the sale of assets or a business. Investment cash outflows generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash used in investing activities decreased in 2003 compared with 2002. In 2003 the Company purchased ($65.1 million) the remaining 50% interest in the IHT that it did not previously own. In 2002 the Company made equity investments ($175.0 million) in DTC and NESV.

Net cash used in investing activities in 2002 was primarily due to the Company's investments in DTC and NESV ($175.0 million), as well as capital spending ($160.7 million). In 2001 net cash provided by investing activities was primarily due to the proceeds from the sale of the Magazine Group and GolfDigest.com ($435.0 million), partially offset by capital spending ($90.4 million).

Capital expenditures (on an accrual basis) were $115.7 million in 2003, $164.9 million in 2002 and $90.4 million in 2001. The 2003 amount includes approximately $52 million and the 2002 and 2001 amounts each include approximately $23 million of costs related to the Building. The 2003, 2002 and 2001 amounts exclude the Company's development partner's interest in costs associated with the Building. See Note 17 of the Notes to the Consolidated Financial Statements for additional information.

Financing Activities

Financing cash inflows generally include borrowings under the Company's commercial paper program, the issuance of medium-term notes, and funds from stock option exercises and from the sale of stock to employees under the Company's Employee Stock Purchase Plan. Financing cash outflows generally include the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of the Company's Class A Common Stock.

Net cash used in financing activities in 2003 primarily related to stock repurchases ($208.5 million) and dividends paid ($85.5 million).

Net cash provided by financing activities in 2002 was primarily related to the issuance of debt ($175.3 million), partially offset by stock repurchases ($131.5 million).

Net cash used in financing activities in 2001 was primarily related to stock repurchases ($623.7 million), the repayment of commercial paper ($133.0 million) and dividends paid ($77.0 million).

Third-Party Financing

The Company has the following financing sources available to supplement cash flows from operations:

•
A commercial paper facility, supported by revolving credit agreements,

•
Revolving credit agreements, and

•
Medium-term notes.

Commercial Paper

The Company's liquidity requirements may be funded through the issuance of commercial paper. The Company's commercial paper program is supported by its revolving credit agreements (see below) and, therefore, issuances can be made up to a maximum of $600.0 million. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.

The Company had $228.0 million in commercial paper outstanding as of December 28, 2003, with an annual weighted average interest rate of 1.1% and an average of 16 days to maturity from original issuance. The Company had $178.1 million in commercial paper outstanding as of December 29, 2002, with an annual weighted average interest rate of 1.3% and an average of 7 days to maturity from original issuance.

Revolving credit agreements

The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. The Company has a total of $600.0 million available to borrow under its revolving credit agreements. In June 2003 the Company's one-year $330.0 million credit agreement was extended for one year and will now mature in June 2004. The Company's multi-year $270.0 million credit agreement remains unchanged, maturing in June 2006. There were no amounts outstanding under the revolving credit agreements as of December 28, 2003. The Company intends to extend the revolving credit agreements beyond their current maturity dates.

The revolving credit agreements permit borrowings, that bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $441.6 million as of December 28, 2003, compared with $394.4 million as of December 29, 2002.

Medium-Term Notes

The Company's liquidity requirements may also be funded through the public offer and sale of notes under the Company's $300.0 million medium-term note program. On September 26, 2002, the Company issued $75 million of medium-term notes that will mature on September 26, 2012, and pay interest semi-annually at a rate of 4.61%. An additional $225.0 million of medium-term notes may be issued from time to time pursuant to the Company's current effective shelf registration.

The Company's debt is considered investment grade by the major rating agencies. There were no changes to our debt ratings during 2003. Below is a summary of the ratings by category.

Category	Moody's	S&P

Commercial paper	P1	A1
Long-Term Debt	A1	A+

The Company's total debt, including commercial paper, medium-term notes and capital lease obligations, was $955.3 million as of December 28, 2003, and $958.2 million as of December 29, 2002. See Note 7 of the Notes to the Consolidated Financial Statements for additional information related to the Company's debt.

Contractual Obligations

The Company's significant contractual obligations as of December 28, 2003 are set forth below.

	Payment due in
(In millions)	Total	2004	2005-2006	2007-2008	Later Years

Long-term debt	$647.4	—	$250.0	$151.5	$245.9
Capital leases	$141.0	$7.5	$ 14.2	$ 14.0	$105.3
Operating leases	$116.8	$16.8	$ 30.5	$ 23.3	$ 46.2

Total	$905.2	$24.3	$294.7	$188.8	$397.4

See Notes 7 and 17 of the Notes to the Consolidated Financial Statements for additional information on long-term debt, capital leases and operating leases.

Off-Balance Sheet Arrangements

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe and on behalf of three third parties that provide printing and distribution services for The Times's National Edition. As of December 28, 2003, the aggregate potential liability under these guarantees was approximately $41 million. See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's guarantees as well as its commitments and contingent liabilities.

CRITICAL ACCOUNTING POLICIES

The Company's Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements for the periods presented.

The Company continually evaluates the policies and estimates it uses to prepare its Consolidated Financial Statements. In general, management's estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management.

The Company believes its critical accounting policies include its accounting for long-lived assets, retirement benefits, income taxes, self-insurance liabilities and accounts receivable allowances. Additional information about these policies can be found in Note 1 of the Notes to the Consolidated Financial Statements. Specific risks related to the Company's critical accounting policies are discussed below. This discussion should be read in conjunction with the risks to which the Company's operations are subject outlined under "Factors That Could Affect Operating Results" on pages F-19 through F-21. These factors may also cause actual results to differ from management's estimates.

Long-Lived Assets

Goodwill and certain other intangible assets are tested for impairment in accordance with FAS 142, and all other long-lived assets are tested for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-lived assets, including intangible assets, were $2.7 billion, or approximately 70% of "Total Assets" in the Company's Consolidated Balance Sheet as of December 28, 2003. The annual impairment analysis is considered critical because of the significance of long-lived assets to the Company's Consolidated Balance Sheet. Impairment analysis is considered critical to the Company's Newspaper and Broadcast segments. NYTD's long-lived assets are not considered material to the Company.

The Company periodically reviews long-lived assets to evaluate whether the carrying value of a long-lived asset exceeds its fair value. In performing the evaluation, the Company estimates future cash flows expected to result from the use of the asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes. Any changes in key assumptions about the Company's Newspaper and Broadcast businesses and their prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material effect on the Company's Consolidated Financial Statements.

Retirement Benefits

The Company's pension plans and postretirement benefit plans are accounted for using actuarial valuations required by FAS No. 87, Employers' Accounting for Pensions, and FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

The Company's pension and postretirement benefit liabilities were approximately $425 million or 18% of total liabilities as of December 28, 2003. The Company considers accounting for retirement plans critical to all of its operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health care cost trend rates, salary growth, long-term return on plan assets and mortality rates.

Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and could have a material effect on the Company's Consolidated Financial Statements.

The Company's key retirement benefit assumptions are discussed in further detail under "Pension and Postretirement Benefits" on pages F-15 through F-17.

Income Taxes

Income taxes are accounted for in accordance with FAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized, using enacted tax rates, for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income tax expense was approximately $198 million or 40% of "Income from continuing operations before income taxes and minority interest" in the Company's Consolidated Statement of Income for the year ended December 28, 2003. Net deferred tax assets were approximately $344 million and deferred tax liabilities were approximately $415 million as of December 28, 2003 (see Note 9 of the Notes to the Consolidated Financial Statements). The Company considers accounting for income taxes critical to all segments of its operations because management is required to make significant subjective judgments in developing the Company's provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. Failure to achieve a forecast of taxable income may also affect the ultimate realization of the net deferred tax assets.

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve and could result in an increase or decrease to amounts previously paid to the taxing jurisdictions.

Self-Insurance

The Company self-insures for workers' compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $72 million as of December 28, 2003.

Accounts Receivable Allowances

Credit is extended to the Company's advertisers and subscribers based upon an evaluation of the customers' financial condition and collateral is not required from such customers. The Company uses prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. In addition, the Company establishes reserves for estimated rebates, rate adjustments and discounts based on historical experience.

Accounts receivable allowances were approximately $41 million or 10% of gross accounts receivable as of December 28, 2003. Accounts receivable, net of allowances, were approximately $388 million or 64% of "Total current assets" in the Company's Consolidated Balance Sheet as of December 28, 2003.

The Company considers accounting for accounts receivable allowances critical to all of its operating segments because of the significance of accounts receivable to its current assets and operating cash flows. If the financial condition of the Company's customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on the Company's Consolidated Financial Statements.

PENSION AND POSTRETIREMENT BENEFITS

Pension Benefits

The Company sponsors several pension plans, and makes contributions to several others in connection with collective bargaining agreements, including a joint company-union plan and a number of joint industry-union plans. These plans cover substantially all employees. The Company-sponsored plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas, which are based on years of service and final average or career pay and, where applicable, employee contributions. The Company's non-qualified plans provide retirement benefits only to certain highly compensated employees of the Company.

The Company made approximately $110.5 million of tax-deductible contributions to its qualified pension plans in 2003. The value of the Company's qualified pension plan assets has increased to approximately $924 million as of December 28, 2003, from approximately $678 million as of December 29, 2002, due to the improved performance of the stock market during 2003 and the Company's contributions to the plans. The Company continually monitors and evaluates the level of its pension contributions based on various factors that include, but are not limited to, investment performance, actuarial valuation and tax deductibility. In 2004, the Company will determine its level of contributions, if any, during the third quarter of 2004.

The Company's pension expense for its qualified pension plans was approximately $29 million, $21 million, and $23 million in 2003, 2002 and 2001. The 2001 amount includes approximately $11 million related to work force reduction benefits. The Company's pension expense for its non-qualified pension plans was approximately $17 million, $12 million, and $13 million in 2003, 2002 and 2001. See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's pension expense.

The annual pension expense was calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. The Company's methodology in selecting these actuarial assumptions is discussed below.

Long-Term Rate

In determining the expected long-term rate of return on assets, the Company evaluated input from its investment consultants, actuaries, and investment management firms including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, the Company considered its historical 10-year and 15-year compounded returns, which have been in excess of the Company's forward-looking return expectations.

The long-term rate of return determined on this basis was 8.75% in 2003. The Company anticipates that its pension assets will generate long-term returns on assets of at least 8.75%. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return on assets of 10%, and 30% with fixed income/real estate managers, with an expected long-term rate of return on assets of 6%.

The Company's actual asset allocation as of December 2003 was in line with its expectations. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

The Company believes that 8.75% is a reasonable long-term rate of return on assets. The Company's plan assets had income of approximately 28% for the year ended December 28, 2003.

The Company's determination of pension expense or income is based on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation of assets recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be affected as previously deferred gains or losses are recorded. The Company's cumulative unrecognized net actuarial losses were approximately $236 million for its qualified pension plans and $62 million for its non-qualified pension plans as of December 28, 2003. These unrecognized net actuarial losses will result in increases in the Company's future pension expense depending on several factors, including their relative size as compared to the Company's projected benefit obligation and market-related value of plan assets.

If the Company had decreased its expected long-term rate of return on its plan assets by 0.5% in 2003, pension expense would have increased by approximately $4 million for its qualified pension plans and the Company's funding requirements would not have been affected in 2003.

Discount Rate

The discount rate that the Company utilizes for determining future pension obligations is based on an index of Aa-rated corporate bonds. The indices selected reflect the weighted average remaining period of benefit payments. The discount rate determined on this basis had decreased to 6.0% as of December 2003 from 6.5% as of December 2002.

If the Company had decreased its expected discount rate by 0.5% in 2003, pension expense would have increased by approximately $7 million for the Company's qualified pension plans and $1 million for its non-qualified pension plans. The Company's funding requirements would not have been affected in 2003. The Company will continue to evaluate all of its actuarial assumptions, generally on an annual basis, including the expected long-term rate of return on assets and discount rate, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions the Company will make and various other factors related to the populations participating in the pension plans.

Postretirement Benefits

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. The Company accrues the costs of such benefits during the employees' active years of service. The Company's policy is to pay its portion of insurance premiums and claims under the above-mentioned plans from Company assets.

The Company's postretirement expense for its sponsored plans was approximately $27 million, $14 million, and $11 million in 2003, 2002, and 2001 (see Note 11 of the Notes to the Consolidated Financial Statements). The increase in the Company's postretirement expense in 2003 compared with 2002 was primarily due to the increase in the health care cost trend rate (see below). The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. The health care cost trend rate range used to calculate the 2003 postretirement expense increased to 11% and 5% from 10% and 4.25% in 2002. A 1% increase/decrease in the health care cost trend rate range would result in an increase of approximately $3 million or a decrease of approximately $2 million, respectively, in the Company's 2003 service and interest cost, two factors included in the calculation of postretirement expense. A 1% increase/decrease in the health care cost trend rates would result in an increase of approximately $28 million or a decrease of approximately $23 million, respectively, in the Company's accumulated benefit obligation, the actuarial present value of benefits, as of December 28, 2003. The Company's discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See the Pension Benefits section on pages F-15 and F-17 for a discussion about the Company's discount rate assumption.

See Note 11 of the Notes to the Consolidated Financial Statements for addition information regarding the Company's postretirement plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2004 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. See Note 11 of the Notes to the Consolidated Financial Statements for the effect of the Company's adoption of FSP FAS 106-1 in 2003 on the Company's Consolidated Financial Statements.

In December 2003 the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company's Consolidated Financial Statements (see Note 10 of the Notes to the Consolidated Financial Statements).

In May 2003 the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of FAS 150 did not have a material effect on the Company's Consolidated Financial Statements.

In April 2003 the FASB issued FAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of FAS 149 did not have a material effect on the Company's Consolidated Financial Statements.

In January 2003 the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company's Consolidated Financial Statements.

In November 2002 the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN 45 did not have a material effect on the Company's Consolidated Financial Statements.

In June 2002 the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of FAS 146 did not have a material effect on the Company's Consolidated Financial Statements.

FACTORS THAT COULD AFFECT OPERATING RESULTS

This Form 10-K contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's:

•
future business prospects;

•
revenues;

•
operating expenses;

•
working capital;

•
liquidity;

•
capital needs;

•
interest costs; and

•
income;

are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. The risks and uncertainties include those listed below, as well as other risks and factors identified from time to time in the Company's filings with the SEC.

Advertising Revenues

Advertising is the Company's most significant source of revenue in newspaper, broadcasting and digital media. Competition from other forms of media available in the Company's various markets, including but not limited to other newspapers, broadcasters, Web sites, magazines, direct marketing, and the Yellow Pages, affects the Company's ability to attract and retain advertisers and to increase advertising rates. In recent years, Web sites dedicated to recruitment, real estate and automobile sales have become significant competitors of the Company's newspapers and Web sites for classified advertising. Advertising could also be negatively affected by an economic downturn in any of the Company's markets.

Channel capacities of both cable and direct broadcast satellites have continued to increase as a result of digital transmission technology and the rebuilding of many cable systems. These developments, coupled with the diversion of television audiences to Internet services, have greatly increased the number of electronic video and non-video information and entertainment services with which all television stations compete, with resulting fragmentation of the television viewing audience. This fragmentation may adversely affect the Company's television stations' ability to sell advertising.

Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is traditionally higher than first- and third-quarter volume since economic activity tends to be lower during the winter and summer. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, also affect the levels of the Company's retail, national and most particularly, classified advertising revenue. Structural changes in the retail environment may also depress the level of advertising revenue.

Circulation Revenues

Circulation is another significant source of revenue for the Company. Circulation revenue and the Company's ability to institute price increases for its print products are affected by:

•
competition from other publications and other forms of media available in the Company's various markets;

•
changing consumer lifestyles resulting in decreasing amounts of free time; and

•
declining frequency of regular newspaper buying among young people.

Paper Prices

Paper, and newsprint in particular, is the Company's most important raw material and represents a significant portion of the Company's costs and expenses. The price of newsprint has historically been volatile. Consolidation in the North American newsprint industry has reduced the number of suppliers. This has led to paper mill closures and conversions to other grades of paper, which in turn have decreased overall newsprint capacity and increased the likelihood of price increases in the future. The Company's operating results would be adversely affected if newsprint prices increase significantly.

Labor Relations

A significant portion of the Company's work force is unionized. As a result, the Company is required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of its employees collectively. The Company's results could be adversely affected if labor negotiations were to restrict its ability to maximize the efficiency of its operations. In addition, if the Company experienced labor unrest, its ability to produce and deliver its most significant products could be impaired.

World Events May Affect Results

The Company's results may be affected in various ways by events beyond its control, such as wars, political unrest and acts of terrorism. The events of September 11, 2001 resulted in a temporary steep decline in advertising and increased costs associated with coverage of these events. Although this was partially offset by increased circulation of the Company's newspapers, the overall effect was adverse. More recently, the Company incurred significant increased costs in covering the war in Iraq. Similar events may occur in the future and could have a material adverse effect on the Company's operating results.

New Products in New Markets

There are substantial uncertainties associated with the Company's efforts to develop new products and services for evolving markets. The success of these ventures will be determined by the Company's efforts, and in some cases by those of its partners, fellow investors and licensees. Initial timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives and market response, may cause new markets to move in unanticipated directions.

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

Government Regulations

All of the Company's operations are subject to government regulation in the jurisdictions where they operate. The Company is in the process of integrating the IHT into its newspaper operations. Due to the wide geographic scope of its operations, the IHT is subject to regulation by political entities throughout the world. Changing regulations may result in increased costs which adversely affect results.

The Company's broadcast stations in particular are subject to regulatory developments that may affect their future profitability. All commercial television and radio stations are subject to Federal Communication Commission (the "FCC") regulation. Radio and television stations broadcast under licenses that are generally granted and renewed for a period of eight years. In addition, under FCC regulation, the Company has been required to construct digital television stations in all eight of its television markets. While such stations are now in operation, the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers. At a date to be set by the FCC, each television station will be required to return one of the two channels currently assigned to it and operate the other as a digital facility. It remains uncertain how the transition to digital television will affect the Company's broadcast operations.

Media Consolidation and Convergence

Changes in the regulatory and technological environment are bringing about a global consolidation of media companies and convergence among various forms of media. FCC omnibus media ownership rule-making may permit even greater consolidation in the United States through the elimination of various ownership restrictions, such as newspaper and television cross-ownership, restrictions on multiple television station ownership in a single market and caps on television station ownership by a single company. Although the FCC has promulgated rules covering these subjects, the rules were appealed to the United States Court of Appeals for the Third Circuit and the effectiveness has been stayed. In addition, Congress is actively considering legislation that may affect the restrictions.

As a result, the Company's operations could be adversely affected by actions of the FCC, the courts and/or Congress that could alter rules applicable to broadcast radio and television ownership in a way that would lead to the Company facing increased competition from larger media entities. The new media ownership rules, in addition to potentially resulting in increased competition from larger entities, may also make it possible for the Company to expand its own media interests in ways thus far prohibited by the FCC's rules.

The foregoing list of factors should not be construed as exhaustive or as any admission regarding the adequacy of disclosure made by the Company.

The Company disclaims any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

MARKET RISK

The Company's market risk is principally associated with the following:

•
Interest rate fluctuations related to its debt obligations which are managed by balancing the mix of variable- versus fixed-rate borrowings. Based on the variable-rate debt included in the Company's debt portfolio, including interest rate swap agreements, a 25 basis point increase in interest rates would have resulted in an additional $0.8 million (pre-tax) in interest expense in 2003.

•
Newsprint is a commodity subject to supply and demand market conditions. The Company has equity investments in two paper mills, which provide a partial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented 10% of the Company's total costs and expenses in 2003. Based on the number of newsprint tons consumed in 2003, a $10 increase in newsprint prices would have resulted in an additional $5.1 million (pre-tax) in newsprint expense in 2003.

•
Unionized employees represent a significant portion of the Company's work force and the Company's results could be adversely affected if labor negotiations were to restrict its ability to maximize the efficiency of its operations. In addition, if the Company experienced labor unrest, its ability to produce and deliver its most significant products could be impaired.

See Factors That Could Affect Operating Results above and Notes 5, 7, 8 and 17 of the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share data)	December 28, 2003	December 29, 2002	December 30, 2001

REVENUES
Advertising	$2,120,814	$2,048,815	$2,042,211
Circulation	885,767	825,208	759,674
Other	220,619	204,984	214,073

Total	3,227,200	3,079,007	3,015,958

COSTS AND EXPENSES
Production costs
Raw materials	274,147	262,292	321,204
Wages and benefits	671,040	619,652	594,197
Other	483,608	470,688	477,675

Total	1,428,795	1,352,632	1,393,076
Selling, general and administrative expenses	1,258,855	1,181,507	1,248,479

Total	2,687,650	2,534,139	2,641,555

OPERATING PROFIT	539,550	544,868	374,403
Net (loss)/income from joint ventures	(8,223)	(12,330)	7,472
Interest expense, net	44,757	45,435	47,199
Other income	13,277	5,000	5,000

Income from continuing operations before income taxes and minority interest	499,847	492,103	339,676
Income taxes	197,762	191,955	137,559
Minority interest in net loss/(income) of subsidiaries	570	(401)	105

Income from continuing operations	302,655	299,747	202,222

Income from operations of discontinued Magazine Group, net of income taxes	—	—	1,192
Gain on disposal of Magazine Group, net of income taxes	—	—	241,258

Discontinued operations, net of income taxes	—	—	242,450

NET INCOME	$302,655	$299,747	$444,672

Average number of common shares outstanding
Basic	150,285	151,563	157,082
Diluted	152,840	154,805	160,081

Basic earnings per share
Income from continuing operations	$2.01	$1.98	$1.29
Discontinued operations, net of income taxes	—	—	1.54

Net income	$2.01	$1.98	$2.83

Diluted earnings per share
Income from continuing operations	$1.98	$1.94	$1.26
Discontinued operations, net of income taxes	—	—	1.52

Net income	$1.98	$1.94	$2.78

Dividends per share	$.57	$.53	$.49

See Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 28, 2003	December 29, 2002

ASSETS

Current Assets
Cash and cash equivalents	$39,447	$36,962
Accounts receivable (net of allowances: 2003 – $41,123; 2002 – $37,852)	387,720	358,335
Inventories	28,952	23,300
Deferred income taxes	66,178	73,528
Other current assets	81,014	70,931

Total current assets	603,311	563,056

Investments in Joint Ventures	227,470	245,262

Property, Plant and Equipment
Land	72,687	73,373
Buildings, building equipment and improvements	811,682	823,890
Equipment	1,449,482	1,438,338
Construction and equipment installations in progress	142,158	91,816

Total – at cost	2,476,009	2,427,417
Less accumulated depreciation and amortization	1,288,696	1,230,049

Property, plant and equipment – net	1,187,313	1,197,368

Intangible Assets Acquired
Goodwill	1,097,682	1,017,766
Other intangible assets acquired (less accumulated amortization of $126,238 in 2003 and $109,520 in 2002)	376,688	375,313

Total	1,474,370	1,393,079

Miscellaneous Assets	312,275	235,077

Total Assets	$3,804,739	$3,633,842

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Commercial paper outstanding	$227,980	$178,120
Accounts payable	176,570	177,712
Accrued payroll and other related liabilities	119,490	131,484
Accrued expenses	147,809	122,207
Accrued income taxes	10,637	8,359
Unexpired subscriptions	76,281	66,514
Current portion of long-term debt and capital lease obligations	1,597	51,340

Total current liabilities	760,364	735,736

Other Liabilities
Long-term debt	646,909	648,563
Capital lease obligations	78,816	80,226
Deferred income taxes	140,336	73,824
Other (Note 12)	694,661	785,798

Total other liabilities	1,560,722	1,588,411

Minority Interest	91,411	40,388

STOCKHOLDERS' EQUITY
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued	—	—
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2003 – 157,716,099; 2002 – 156,372,373 (including treasury shares: 2003 – 8,677,435; 2002 – 5,000,000)	15,772	15,637
Class B – convertible – authorized 840,316 shares; issued: 2003 – 840,316; 2002 – 843,806 (including treasury shares: 2003 – none and 2002 – none)	84	84
Additional paid-in capital	53,645	9,269
Retained earnings	1,790,801	1,573,661
Common stock held in treasury, at cost	(381,004)	(214,381)
Deferred compensation	(8,037)	(8,432)
Accumulated other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	11,032	(3,160)
Unrealized derivative losses on cash-flow hedges	(609)	(1,739)
Minimum pension liability	(89,442)	(101,632)

Total accumulated other comprehensive loss, net of income taxes	(79,019)	(106,531)

Total stockholders' equity	1,392,242	1,269,307

Total Liabilities and Stockholders' Equity	$3,804,739	$3,633,842

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 28, 2003	December 29, 2002	December 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$302,655	$299,747	$444,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	122,130	129,289	128,556
Amortization	25,617	24,058	65,780
Excess distributed earnings of affiliates	17,522	18,789	7,387
Minority interest in net (loss)/income of subsidiaries	(570)	401	(105)
Net gain on dispositions	—	—	(412,029)
Deferred income taxes	53,536	86,681	(46,825)
Long-term retirement benefit obligations	(61,171)	(112,632)	30,323
Other – net	4,084	(11,490)	14,528
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable – net	(4,252)	(40,026)	5,196
Inventories	(5,652)	8,339	323
Other current assets	(11,141)	(3,452)	6,992
Accounts payable	(13,722)	(8,224)	(5,179)
Accrued payroll and accrued expenses	25,180	66,889	12,211
Accrued income taxes	14,986	(189,892)	215,368
Unexpired subscriptions	(2,917)	4,807	4,040

Net cash provided by operating activities	466,285	273,284	471,238

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and investments	(65,059)	(176,903)	(2,636)
Net proceeds from dispositions	—	—	436,672
Capital expenditures-net	(120,900)	(160,689)	(90,367)
Other investing proceeds	—	—	11,835
Other investing payments	(59,971)	(23,320)	(18,130)

Net cash (used in)/provided by investing activities	(245,930)	(360,912)	337,374

CASH FLOWS FROM FINANCING ACTIVITIES
Commercial paper borrowings (repayments) – net	49,860	19,821	(132,951)
Redemption of subsidiary stock	—	—	(25,000)
Long-term obligations:
Increase	—	175,277	—
Reduction	(54,578)	(2,606)	(42,899)
Capital shares:
Issuance	33,180	68,754	57,349
Repurchase	(208,501)	(131,480)	(623,723)
Dividends paid to stockholders	(85,515)	(80,259)	(77,018)
Other financing proceeds	46,880	23,131	18,539

Net cash (used in)/provided by financing activities	(218,674)	72,638	(825,703)

Net increase/(decrease) in cash and cash equivalents	1,681	(14,990)	(17,091)
Effect of exchange rate changes on cash and cash equivalents	804	—	—
Cash and cash equivalents at the beginning of the year	36,962	51,952	69,043

Cash and cash equivalents at the end of the year	$39,447	$36,962	$51,952

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOW INFORMATION

	Years Ended
(In thousands)	December 28, 2003	December 31, 2002	December 26, 2001

SUPPLEMENTAL DATA
Cash payments
• Interest	$50,158	$46,100	$48,754
• Income taxes, net of refunds	$133,936	$305,194	$95,948

Acquisitions and investments

•
In January 2003 the Company purchased the remaining 50% interest in the International Herald Tribune that it did not previously own for approximately $65 million (see Note 3 of the Notes to the Consolidated Financial Statements).

•
In April 2002 the Company invested approximately $100 million in Discovery Times Channel. In February 2002 the Company invested approximately $75 million in New England Sports Ventures, LLC. See Note 5 of the Notes to the Consolidated Financial Statements for additional information on these investments.

•
In August 2001 the Company acquired certain assets and assumed certain liabilities of a weekly newspaper, the Petaluma Argus-Courier, for approximately $2.6 million (see Note 3 of the Notes to the Consolidated Financial Statements).

Other

•
In 2003 capital expenditures are net of a one-time reimbursement of remediation costs at one of the Company's major printing facilities, a portion of which costs had been previously capitalized. On an accrual basis, capital expenditures were $115.7 million, $164.9 million, and $90.4 million in 2003, 2002, and 2001.

•
The Company's and its development partner's interests in the Company's proposed new headquarters are approximately 58% and 42% (see Note 17 of the Notes to the Consolidated Financial Statements). Due to the Company's majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company. Capital expenditures attributable to the Company's development partner's interest in the Company's proposed new headquarters are included in Investing Activities — Other investing payments and were $51.6 million in 2003, $19.4 million in 2002 and $15.0 million in 2001. Cash received from the development partner for capital expenditures is included in Financing Activities — Other financing proceeds and were $46.9 million in 2003, $23.1 million in 2002 and $18.5 million in 2001.

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Capital Stock					Accumulated Other Comprehensive Income (Loss), Net of Income Tax
				Common Stock Held in Treasury, at Cost
(In thousands, except share and per share data)	Class A and Class B Common	Additional Paid-in Capital	Retained Earnings		Deferred Compensation		Total

BALANCE, JANUARY 1, 2001	$16,738	$—	$1,467,103	$(198,858)	$(1,127)	$(2,693)	$1,281,163

Comprehensive income:
Net income			444,672				444,672
Foreign currency translation adjustments (net of tax benefit of $494)						(588)	(588)
Change in unrealized loss on marketable securities (net of tax benefit of $88)						(105)	(105)
Change in unrealized derivative losses on cash-flow hedges (net of tax benefit of $2,244)						(3,189)	(3,189)
Minimum pension liability (net of tax benefit of $1,530)						(2,248)	(2,248)

Comprehensive income							438,542
Dividends, common – $.49 per share			(77,018)				(77,018)
Issuance of shares:
Retirement units – 16,172 Class A shares		(494)		644			150
Employee stock purchase plan – 999,371 Class A shares	3	(4,647)		38,429			33,785
Restricted shares – 50,000 Class A shares		164		1,989	(2,153)		—
Stock options – 2,982,459 Class A shares	298	96,127					96,425
Stock conversions – 138 Class B shares to A shares							—
Compensation expense – Restricted Class A shares					329		329
Repurchase of stock – 14,965,204 Class A shares				(623,723)			(623,723)
Treasury stock retirement – 13,932,773 shares	(1,393)	(91,150)	(480,584)	573,127			—

BALANCE, DECEMBER 30, 2001	15,646	—	1,354,173	(208,392)	(2,951)	(8,823)	1,149,653

Comprehensive income:
Net income			299,747				299,747
Foreign currency translation adjustments (net of tax expense of $67)						121	121
Change in unrealized loss on marketable securities (net of tax expense of $63)						83	83
Reclassification adjustment for loss included in net income (net of tax benefit of $25)						22	22
Change in unrealized derivative losses on cash-flow hedges (net of tax benefit of $983)						1,450	1,450
Minimum pension liability (net of tax benefit of $73,994)						(99,384)	(99,384)

Comprehensive income							202,039
Dividends, common – $.53 per share			(80,259)				(80,259)
Issuance of shares:
Retirement units – 14,050 Class A shares		(453)		586			133
Employee stock purchase plan – 973,301 Class A shares	1	(8,325)		40,168			31,844
Restricted shares – 140,000 Class A shares		454		5,835	(6,289)		—
Stock options – 2,633,935 Class A shares	263	95,900					96,163
Stock conversions – 3,214 Class B shares to A shares							—
Compensation expense – Restricted Class A shares					808		808
Repurchase of stock – 3,001,171 Class A shares				(131,074)			(131,074)
Treasury stock retirement – 1,883,350 shares	(189)	(78,307)		78,496			—

BALANCE, DECEMBER 29, 2002	15,721	9,269	1,573,661	(214,381)	(8,432)	(106,531)	1,269,307

Comprehensive income:
Net income			302,655				302,655
Foreign currency translation adjustments (net of tax expense of $1,174)						14,192	14,192
Change in unrealized derivative losses on cash-flow hedges (net of tax benefit of $749)						1,130	1,130
Minimum pension liability (net of tax expense of $8,879)						12,190	12,190

Comprehensive income							330,167
Dividends, common – $.57 per share			(85,515)				(85,515)
Issuance of shares:
Retirement units – 15,662 Class A shares		(531)		653			122
Employee stock purchase plan – 865,708 Class A shares	1	(3,312)		37,076			33,765
Restricted shares – 35,000 Class A shares		162		1,458	(1,620)		—
Stock options – 1,337,425 Class A shares	134	48,057					48,191
Stock conversions – 3,490 Class B shares to A shares							—
Compensation expense – Restricted Class A shares					2,015		2,015
Repurchase of stock – 4,590,994 Class A shares				(205,810)			(205,810)

BALANCE, DECEMBER 28, 2003	$15,856	$53,645	$1,790,801	$(381,004)	$(8,037)	$(79,019)	$1,392,242

See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The New York Times Company (the "Company") is engaged in diversified activities in media. The Company's principal businesses are newspapers, television and radio stations, and Internet properties. The Company also has equity interests in various other companies (see Note 5). The Company's major source of revenue is advertising predominately from its newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company after elimination of intercompany items.

FISCAL YEAR

The Company's fiscal year end is the last Sunday in December. Each of the fiscal years 2003, 2002 and 2001 comprises 52 weeks.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Credit is extended to the Company's advertisers and subscribers based upon an evaluation of the customer's financial condition and collateral is not required from such customers. Allowances for estimated credit losses, rebates, rate adjustments and discounts are generally established based on historical experience.

INVENTORIES

Inventories are stated at the lower of cost or current market value. Inventory cost is generally based on the last-in, first-out ("LIFO") method for newsprint and the first-in, first-out ("FIFO") method for other inventories.

INVESTMENTS

Investments in which the Company has at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method. The Company has an investment interest below 20% in a Limited Liability Company ("LLC") which is accounted for under the equity method (see Note 5).

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

INTANGIBLE ASSETS ACQUIRED

Cost in excess of net assets acquired ("Goodwill") is primarily the excess of cost over the fair market value of tangible net assets acquired. Subsequent to December 30, 2001, Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Subsequent to December 30, 2001, certain other intangible assets (mastheads and licenses), which have indefinite lives, are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets (customer lists and other assets) are amortized over their estimated useful lives, ranging from 4 to 15 years.

For years prior to December 30, 2001, goodwill and certain other intangible assets, which have indefinite lives, were amortized by the straight-line method over a period of 40 years. See Note 2 for additional information on intangible assets acquired and for the adoption of Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates whether there has been an impairment of any of its long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying amount of a long-lived asset is not recoverable (undiscounted cash flows is less than the assets carrying value) and exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value of the long-lived asset is reduced to its fair value. Goodwill and certain other intangibles are tested for impairment under FAS 142 (see Note 2) and all other long-lived assets are tested for impairment under FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SELF-INSURANCE

The Company self-insures for workers' compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported.

PENSION AND POSTRETIREMENT BENEFITS

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements. The Company also provides health and life insurance benefits to retired employees who are not covered by any collective bargaining agreements.

The Company's pension and postretirement benefit costs are accounted for using actuarial valuations required by FAS No. 87, Employers' Accounting for Pensions, and FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

REVENUE RECOGNITION

•
Advertising revenue is recognized when advertisements are published, broadcast or when placed on the Company's Web sites, net of provisions for estimated rebates, rate adjustments and discounts.

•
Circulation revenue includes single copy and home delivery subscription revenue. Single copy revenue is recognized based on date of publication, net of provisions for related returns. Proceeds from home-delivery subscriptions are deferred at the time of sale and are recognized in earnings on a pro rata basis over the terms of the subscriptions.

•
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

STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The Company applies the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plan and employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Plans"). Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. The Company does not record compensation expense for rights to purchase shares under its ESPP because it satisfies certain conditions under APB 25.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Plans been recorded based on the fair value method under FAS No. 123, as amended (see Note 14), Accounting for Stock-Based Compensation.

	Years Ended

(Dollars in thousands, except per share data)	2003	2002	2001

Reported net income	$302,655	$299,747	$444,672
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(48,403)	(48,977)	(47,193)

Pro forma net income	$254,252	$250,770	$397,479

Earnings per share:
Basic – as reported	$2.01	$1.98	$2.83
Basic – pro forma	$1.69	$1.65	$2.53

Diluted – as reported	$1.98	$1.94	$2.78
Diluted – pro forma	$1.68	$1.63	$2.50

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component of the Consolidated Statements of Stockholders' Equity, and in the Stockholders' Equity section of the Consolidated Balance Sheets, in the caption "Accumulated other comprehensive income/(loss), net of income taxes."

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements. Actual results could differ from these estimates.

RECLASSIFICATIONS

For comparability, certain prior year amounts have been reclassed to conform with the 2003 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2004 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. See Note 11 for the effect of the Company's adoption of FSP FAS 106-1 in 2003 on the Company's Consolidated Financial Statements.

In December 2003 the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company's Consolidated Financial Statements (see Note 10).

In May 2003 the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of FAS 150 did not have a material effect on the Company's Consolidated Financial Statements.

In April 2003 the FASB issued FAS No. 149, Amendments of Statement 133 on Derivative Instruments and Hedging Activities. FAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of FAS 149 did not have a material effect on the Company's Consolidated Financial Statements.

In January 2003 the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company's Consolidated Financial Statements.

In November 2002 the FASB issued FIN No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for financial statements of periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN 45 did not have a material effect on the Company's Consolidated Financial Statements.

In June 2002 the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of FAS 146 did not have a material effect on the Company's Consolidated Financial Statements.

2.   GOODWILL AND OTHER INTANGIBLE ASSETS

At the beginning of the Company's 2002 fiscal year, the Company adopted FAS 142. FAS 142 eliminated the amortization of Goodwill and certain other intangibles and requires an impairment test of their carrying value. The Company tests Goodwill and certain other intangibles for impairment annually, as required by FAS 142. The Company completed its annual impairment tests in the fourth quarter of 2003, neither of which tests resulted in the recognition of an impairment of Goodwill or other intangibles.

The provisions of FAS 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results for periods prior to 2002 in the Company's Consolidated Statements of Income do not reflect the effect of FAS 142 and, accordingly, the fiscal year 2001 includes amortization expense of $42.4 million in "Selling, general and administrative ('SGA') expenses" and $0.4 million in "Net (loss)/income from joint ventures" ($36.9 million after tax or $.23 per share, collectively).

The following information represents adjusted net income and earnings per share assuming the adoption of FAS 142 at the beginning of the Company's 2001 fiscal year:

(Dollars in thousands, except per share data)	2003	2002	2001

Reported net income	$302,655	$299,747	$444,672
Addback:
Goodwill amortization	—	—	32,328
Broadcast licenses amortization	—	—	3,591
Newspaper mastheads amortization	—	—	1,016

Adjusted net income	$302,655	$299,747	$481,607

Basic earnings per share:
Reported net income	$2.01	$1.98	$2.83
Addback:
Goodwill amortization	—	—	0.21
Broadcast licenses amortization	—	—	0.02
Newspaper mastheads amortization	—	—	0.01

Adjusted net income	$2.01	$1.98	$3.07

Diluted earnings per share:
Reported net income	$1.98	$1.94	$2.78
Addback:
Goodwill amortization	—	—	0.20
Broadcast licenses amortization	—	—	0.02
Newspaper mastheads amortization	—	—	0.01

Adjusted net income	$1.98	$1.94	$3.01

The changes in the carrying amount of Goodwill in 2003 are as follows:

(Dollars in thousands)	Newspaper Group	Broadcast Group	Total

Balance as of December 30, 2002	$976,857	$40,909	$1,017,766
Goodwill acquired during year	71,946	—	71,946
Goodwill written off	(3,859)	—	(3,859)
Foreign currency translation	11,829	—	11,829

Balance as of December 28, 2003	$1,056,773	$40,909	$1,097,682

Goodwill acquired during 2003 resulted from the purchase of the remaining 50% interest in the International Herald Tribune (the "IHT") (see Note 3). Goodwill written off was related to the closing of a small job fair business (see Note 6). The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the IHT.

Included in "Other intangible assets acquired" in the Company's Consolidated Balance Sheets are other intangible assets that are subject to amortization, as well as those that are no longer subject to amortization in accordance with FAS 142.

Other intangible assets acquired were as follows:

	December 28, 2003		December 29, 2002

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized other intangible assets:
Customer lists	$203,252	$120,608	$203,040	$104,149
Other	7,158	5,630	5,747	5,371

Total	210,410	126,238	208,787	109,520

Unamortized other intangible assets:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	72,322	—	55,852	—

Total	292,516	—	276,046	—

Total other intangible assets acquired	$502,926	$126,238	$484,833	$109,520

Other intangible assets increased in 2003 related to the acquisition of the IHT, including increases related to fluctuating exchange rates in connection with the consolidation of the IHT (see Note 3).

As of December 28, 2003, the weighted-average amortization period was 12 years for customer lists and 9 years for other intangible assets included in the table above.

Amortization expense related to other intangible assets acquired, which is subject to amortization, was $17.7 million in 2003 and $17.2 million in 2002 and 2001. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands)
Year	Amount

2004	$17,274
2005	17,022
2006	13,801
2007	4,651
2008	4,651

3.   ACQUISITIONS/DISPOSITIONS

ACQUISITIONS

In January 2003 the Company purchased the remaining 50% interest in the IHT that it did not previously own for approximately $65 million. The IHT is an international English language newspaper and as a result of the acquisition, it is expected to be the primary international print outlet for the journalism of The New York Times ("The Times"). The purchase was funded through internally generated funds. Based on a final valuation, the purchase price was allocated to the fair value of Goodwill ($71.9 million), to other intangible assets ($16.2 million, principally the masthead as well as other assets) and to other assets acquired net of liabilities assumed. Beginning in 2003, the operating results of the IHT are included within The New York Times Newspaper Group (see Note 16). This acquisition does not have a material impact on the Company's Consolidated Financial Statements.

In August 2001 the Company acquired certain assets and assumed certain liabilities of a weekly newspaper, the Petaluma Argus-Courier, in Petaluma, Calif., for $2.6 million. The majority of the purchase price was allocated to Goodwill. The transaction was accounted for as a purchase in accordance with FAS No. 141, Business Combinations. This acquisition does not have a material impact on the Company's Consolidated Financial Statements.

DISPOSITIONS

In April 2001 the Company sold its golf properties, which included Golf Digest, Golf Digest Woman, Golf World, Golf World Business ("Magazine Group") and GolfDigest.com, for $435.0 million. The Company recorded an after-tax gain from the sale of $241.3 million, net of income taxes of $170.7 million in 2001.

Revenues and operating profit for the Magazine Group were $26.5 and $2.0 million in 2001. Income taxes of $0.8 million were recorded on the income from operations of the Magazine Group in 2001.

The results of operations of the Magazine Group are reported as discontinued operations for the period presented. Diluted earnings per share from discontinued operations of the Magazine Group were $1.52 in 2001.

4.   INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

(In thousands)	December 28, 2003	December 29, 2002

Newsprint and magazine paper	$26,067	$20,531
Other inventory	2,885	2,769

Total	$28,952	$23,300

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 80% of inventory in 2003 and 77% of inventory in 2002. The replacement cost of inventory was approximately $31.2 million as of December 28, 2003, and $25.4 million as of December 29, 2002.

5.   INVESTMENT IN JOINT VENTURES

As of December 28, 2003, the Company's Investments in Joint Ventures consisted of equity ownership interests in the following entities:

Company	% Ownership

Discovery Times Channel ("DTC")	50.0%
Donohue Malbaie ("Malbaie")	49.0%
Madison Paper Industries ("Madison")	40.0%
New England Sports Ventures ("NESV")	16.9%

The Company's investments above are accounted for under the equity method, and are recorded in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. The Company's proportionate shares of the operating results of its investments are recorded in "Net (loss)/income from joint ventures" in the Company's Consolidated Statements of Income and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. See below for additional information regarding the Company's minority partner in Madison.

The Company's ownership interest in the IHT was 50% as of December 29, 2002. The Company purchased the remaining 50% of the IHT in January 2003 (see Note 3). In 2002 the Company's investment in the IHT was recorded in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. The Company's proportionate share of the operating results of the IHT were recorded in "Net (loss)/income from joint ventures" in the Company's Consolidated Statements of Income and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. Beginning in 2003, the operating results of the IHT are included within The New York Times Newspaper Group.

In April 2002 the Company and Discovery Communications, Inc. ("DCI") formed a joint venture in DTC, a digital cable television channel. The Company invested approximately $100 million for its interest in DTC. The operations of DTC are managed by DCI. The Company made additional capital contributions to DTC of $8.0 million in 2003 and $2.3 million in 2002.

In February 2002 NESV (a LLC), in which the Company is an investor, purchased the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network). The Company invested approximately $75 million for its interest in NESV. NESV has recorded a minimum pension liability of $7.9 million related to its pension plans. This resulted in the Company reducing its investment in NESV by its percentage share of the minimum pension liability along with a charge to "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets as of December 28, 2003, and the Consolidated Statements of Stockholders' Equity for the year then ended.

The Company's investments in DTC and NESV are not material to the Company's Consolidated Financial Statements.

The Company also has investments in a Canadian newsprint company, Malbaie, and a partnership operating a supercalendered paper mill in Maine, Madison (together, the "Paper Mills").

The Company and Myllykoski Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company's percentage ownership of Madison, which represents 40%, is through an 80%-owned consolidated subsidiary. Myllykoski Corporation owns a 10% interest in Madison through a 20% minority interest in the consolidated subsidiary of the Company (see above). Myllykoski Corporation's proportionate share of the operating results of Madison is also recorded in "Net (loss)/income from joint ventures" in the Company's Consolidated Statements of Income and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. Myllykoski Corporation's minority interest is included in "Minority interest in net loss/(income) of subsidiaries" in the Company's Consolidated Statements of Income and in "Minority Interest" in the Company's Consolidated Balance Sheets.

The Company received distributions from Madison of $5.6 million in 2003, $3.4 million in 2002 and $0.6 million in 2001. Loan repayments by Madison to the Company were $11.2 million in 2001. All Company loans were repaid as of December 30, 2001. No additional loans or contributions were made by the Company to Madison in 2003, 2002 or 2001.

The Company received distributions from Malbaie of $3.7 million in 2003, $3.1 million in 2002 and $14.3 million in 2001. No loans or contributions were made by the Company to Malbaie in 2003, 2002 or 2001.

The current portion of debt of the Paper Mills included in current liabilities in the table below was $3.8 million as of December 28, 2003 and $8.8 million as of December 29, 2002. The debt of the Paper Mills is not guaranteed by the Company.

Condensed combined balance sheets of the Paper Mills were as follows:

Condensed Combined Balance Sheets of Paper Mills

(In thousands)	December 28, 2003	December 29, 2002

Current assets	$50,829	$56,431
Less current liabilities	30,402	36,211

Working capital	20,427	20,220
Fixed assets, net	174,613	189,281
Long-term debt	(26,400)	(35,200)
Deferred income taxes and other	(8,653)	(10,075)

Net assets	$159,987	$164,226

During 2003, 2002 and 2001, the Company's Newspaper Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $54.7 million for 2003, $49.1 million for 2002 and $58.9 million for 2001.

Condensed combined income statements of the Paper Mills were as follows:

Condensed Combined Income Statements of Paper Mills

(In thousands)	2003	2002	2001

Net sales and other income	$229,678	$225,364	$233,102
Costs and expenses	220,222	208,762	203,404

Income before taxes	9,456	16,602	29,698
Income tax expense	1,547	2,437	9,422

Net income	$7,909	$14,165	$20,276

The condensed combined financial information of the Paper Mills excludes the income tax effects attributable to Madison, since it is a partnership. Such tax effects have been included in the Company's Consolidated Financial Statements.

Madison recorded an unrealized gain of $1.4 million in 2003 and $0.1 million in 2002 and an unrealized loss of $2.7 million in 2001, related to the change in market value of interest rate agreements it had entered into. The unrealized gain/loss resulted in the Company increasing/reducing its investment in Madison by its percentage share of the unrealized gain/loss along with recording the unrealized gain/loss in "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets as of December 28, 2003, and December 29, 2002, and the Consolidated Statements of Stockholders' Equity for the years then ended. The interest rate agreements, which expire July 1, 2005, were designated as cash flow hedging instruments by Madison.

In 2003 Madison increased its minimum pension liability related to its pension plans from $0.7 million as of December 29, 2002, to $1.5 million as of December 28, 2003. This resulted in the Company decreasing its investment in Madison by its percentage share of the increase in the minimum pension liability along with a charge to "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets as of December 28, 2003, and the Consolidated Statements of Stockholders' Equity for the year then ended.

6.   OTHER

"Other income" in the Company's Consolidated Statements of Income includes the following items:

(In thousands)	2003	2002	2001

Non-compete agreement	$5,000	$5,000	$5,000

Advertising credit(a)	8,277	—	—

Other income	$13,277	$5,000	$5,000

(a)
Related to a credit for advertising issued by the Company, which was not used within the allotted time by the advertiser.

In March 2003 the Company closed a small job fair business resulting in a pre-tax charge of $4.6 million. The charge primarily consisted of the write-off of goodwill (see Note 2). The charge is recorded in SGA expenses in the Company's Consolidated Statements of Income and did not have a material impact on the Company's Consolidated Financial Statements.

The Company did not record any work force reduction expenses ("Buyouts") in 2003. There was a pre-tax charge of $12.6 million in 2002 and $90.4 million in 2001 related to Buyouts. These charges are included in SGA expenses in the Company's Consolidated Statements of Income. Accruals for these Buyouts are primarily included in "Accrued expenses" in the Company's Condensed Consolidated Balance Sheets and amounted to $1.5 million as of December 28, 2003, and $4.4 million as of December 29, 2002.

7.   DEBT

Long-term debt consists of the following:

(In thousands)	December 28, 2003	December 29, 2002

7.625% Notes due 2005, net of unamortized debt costs of $1,043 in 2003, and $1,839 in 2002, effective interest rate 7.996%(a)	$253,662	$255,645
8.25% Debentures due 2025 (due 2005 at option of Company), net of unamortized debt costs of $2,099 in 2003 and $2,135 in 2002, effective interest rate 8.553%(a)	69,801	69,765
4.625%-7.125% Medium-Term Notes due 2007 through 2009, net of unamortized debt costs of $1,071 in 2003 and $1,320 in 2002(b)	249,429	298,680
4.610% Medium-Term Notes due 2012, net of unamortized debt costs of $983 in 2003 and $1,072 in 2002(c)	74,017	73,928

Total notes and debentures	646,909	698,018

Less current portion	—	49,455

Total long-term debt	$646,909	$648,563

(a)
In March 1995 the Company completed a public offering of $400.0 million of unsecured notes and debentures. The offering consisted of 10-year notes aggregating $250.0 million maturing March 15, 2005, at an annual rate of 7.625%, and 30-year debentures aggregating $150.0 million maturing March 15, 2025, at an annual rate of 8.25% (the Company subsequently made a tender offer for its 30-year notes which resulted in a reduction of the maturity value to $71.9 million). The debentures are callable after ten years. Interest is payable semi-annually on March 15 and September 15 on both the notes and the debentures. In 2001 the Company entered into interest rate swap agreements to exchange the fixed interest rate on a portion of the ten-year notes for a variable interest rate. The fair value of the interest rate swap agreements was $4.7 million as of December 28, 2003, and $7.5 million as of December 29, 2002. The value of the Company's ten-year notes decreased by $2.8 million as of December 28, 2003 and increased by $4.7 million as of December 29, 2002, to reflect the change in the fair value of the interest rate swap agreements (see Note 8).

(b)
On August 21, 1998, the Company filed a $300.0 million shelf registration on Form S-3 with the Securities and Exchange Commission ("SEC") for unsecured debt securities to be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. In June and April 2002, the Company issued $52.0 million and $50.0 million in notes under its medium-term note program. The medium-term notes issued in June 2002 pay interest semi-annually at 4.625% and mature on June 25, 2007, and the medium-term notes issued in April 2002 pay interest semi-annually at 5.35% and mature on April 16, 2007. The total issuance of $102.0 million was the remaining amount available under the Company's 1998 shelf registration statement. In October 2003, $49.5 million due under one tranche of the medium-term notes was repaid.

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

The Company's commercial paper program is supported by its revolving credit agreements (see below) and, therefore, issuances can be made up to a maximum of $600.0 million. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.

The Company had $228.0 million in commercial paper outstanding as of December 28, 2003, with an annual weighted average interest rate of 1.1% and an average of 16 days to maturity from original issuance. The Company had $178.1 million in commercial paper outstanding as of December 29, 2002, with an annual weighted average interest rate of 1.3% and an average of 7 days to maturity from original issuance.

The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. The Company has a total of $600.0 million available to borrow under its revolving credit agreements. In June 2003 the Company's one-year $330.0 million credit agreement was extended for one year and will now mature in June 2004. The Company's multi-year $270.0 million credit agreement remains unchanged, maturing in June 2006. There were no amounts outstanding under the revolving credit agreements as of December 28, 2003, or December 29, 2002. The Company intends to extend the revolving credit agreements beyond their current maturity dates.

The revolving credit agreements permit borrowings that bear interest at specified margins, based on the Company's credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $441.6 million as of December 28, 2003.

Total debt, including commercial paper and capital lease obligations (see Note 17), amounted to $955.3 million as of December 28, 2003, and $958.2 million as of December 29, 2002. Total unused borrowing capacity under all financing arrangements amounted to $597.0 million as of December 28, 2003.

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of long-term debt was $691.5 million as of December 28, 2003, and $716.8 million as of December 29, 2002.

The aggregate face amount of maturities of long-term debt over the next five years are as follows:

(In thousands)	Amount

2004	$—
2005	250,000
2006	—
2007	102,000
2008	49,500
Thereafter	245,900

Total face amount of maturities	$647,400
Add: Fair value of interest rate swap agreements	4,705
Less: Unamortized debt costs	(5,196)

Carrying value of long-term debt	$646,909

Interest expense, net, as shown in the accompanying Consolidated Statements of Income was as follows:

(In thousands)	2003	2002	2001

Interest expense	$51,205	$50,359	$51,864
Interest income	(1,947)	(3,262)	(4,206)
Capitalized interest	(4,501)	(1,662)	(459)

Interest expense, net	$44,757	$45,435	$47,199

8.   DERIVATIVE INSTRUMENTS

In 2001 the Company entered into interest rate swap agreements ("swap agreements"), designated as fair-value hedges as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. The swap agreements have notional amounts totaling $100.0 million with variable interest rates which are reset quarterly based on three-month LIBOR. These swap agreements were entered into to exchange the fixed interest rate on a portion of the Company's ten-year $250.0 million 7.625% notes that mature on March 15, 2005, for a variable interest rate.

The fair value of the swap agreements was $4.7 million as of December 28, 2003, and $7.5 million as of December 29, 2002. The fair value of the swap agreements is recorded in "Miscellaneous Assets" and "Long-term debt" in the Company's Consolidated Balance Sheets. The offsetting gain and loss in earnings related to the asset and liability is included in "Interest expense, net" in the Company's Consolidated Statements of Income.

The Company entered into a newsprint swap agreement ("newsprint swap") with Enron Corp. ("Enron") in 1998, which was terminated by the Company for default in January 2002 ("termination date"). From the date of adoption of FAS 133, the newsprint swap was designated as a cash flow hedge and the changes in the fair value of the newsprint swap were recorded in "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets and Consolidated Statements of Stockholders' Equity. Because Enron filed for bankruptcy in December 2001, the Company could not be assured of settlement from Enron throughout the life of the contract. Therefore, hedge accounting under FAS 133 was no longer permitted as of the date of Enron's bankruptcy. The changes in fair value of the newsprint swap from the date of bankruptcy to the termination date of the contract was recognized in earnings. The changes in the fair value of the newsprint swap recorded before the termination date, which resulted in an unrealized loss, is being recognized in earnings over the original contract period. The amount recognized in earnings for the three years ended December 28, 2003 was immaterial.

9.   INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with FAS 109. Reconciliations between the effective tax rate on income before income taxes and the federal statutory rate are presented below.

	2003		2002		2001

(In thousands)	Amount	% of Pretax	Amount	% of Pretax	Amount	% of Pretax

Tax at federal statutory rate	$170,300	35.0%	$170,486	35.0%	$117,136	35.0%
Increase (decrease)
State and local taxes – net	25,423	5.2	15,646	3.2	11,663	3.5
Amortization of nondeductible intangible assets acquired	—	—	—	—	9,273	2.8
Other – net	(3,206)	(0.6)	3,873	0.8	(2,538)	(0.8)

Subtotal	192,517	39.6%	190,005	39.0%	135,534	40.5%

Tax effect of other income	5,245		1,950		2,025

Income tax expense	197,762	39.6%	191,955	39.0%	137,559	40.5%

Income taxes in minority interest	(163)	(0.1)%	(315)	0%	73	0%

Income tax expense excluding income taxes in minority interest	$197,599	39.5%	$191,640	39.0%	$137,632	40.5%

The components of income tax expense as shown in the Consolidated Statements of Income are as follows:

(In thousands)	2003	2002	2001

Current tax expense
Federal	$119,004	$103,334	$137,362
Foreign	525	—	—
State and local	24,697	1,940	47,022

Total current tax expense	144,226	105,274	184,384

Deferred tax expense/(benefit)
Federal	41,550	64,180	(18,218)
Foreign	(3,348)	—	—
State and local	15,334	22,501	(28,607)

Total deferred tax expense/(benefit)	53,536	86,681	(46,825)

Income tax expense	197,762	191,955	137,559

Income taxes in minority interest	(163)	(315)	73

Income tax expense excluding income taxes in minority interest	$197,599	$191,640	$137,632

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $13.2 million in 2003, $27.0 million in 2002 and $30.6 million in 2001.

State tax operating loss carryforwards totaled $4.6 million as of December 28, 2003, and $8.7 million as of December 29, 2002. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives ranging from 3 to 13 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $2.2 million ($1.5 million net of federal benefit) as of December 28, 2003, and $5.3 million ($3.4 million net of federal benefit) as of December 29, 2002.

Foreign tax operating loss carryforwards totaled approximately $9 million in 2003. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have primarily unlimited lives. A valuation allowance of $2.2 million has been established for certain of these losses. In connection with the acquisition of the IHT, the Company recorded deferred tax assets, including net operating losses, as part of purchase accounting. Subsequent recognition of the deferred tax asset relating to the valuation allowance would result in a reduction of goodwill recorded in connection with the acquisition.

Tax expense in 2003 decreased by $2.0 million ($3.1 million before federal income tax effect) due to a reduction in the valuation allowance attributable to state net operating tax loss benefits. Tax expense in 2002 increased by $1.7 million ($2.7 million before federal income tax effect) due to an increase in the valuation allowance attributable to state net operating loss tax benefits. Tax expense in 2001 was reduced by $0.2 million ($0.3 million before federal income tax effect) due to a reduction in the valuation allowance attributable to state net operating tax loss benefits.

The Company's intent is for foreign earnings of the IHT to be permanently reinvested. Since no foreign earnings currently exist, an incremental U.S. or foreign tax on repatriation of such earnings cannot be estimated.

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

The Internal Revenue Service has completed its examination of federal income tax returns through 2000. The Internal Revenue Service may audit the Company's federal income tax returns for years subsequent to 2000. Such audits are not expected to have a material effect on the Company's Consolidated Financial Statements.

The components of the net deferred tax assets and liabilities recognized in the Company's Consolidated Balance Sheets were as follows:

(In thousands)	December 28, 2003	December 29, 2002

Deferred Tax Assets:
Retirement, post employment and deferred compensation plans	$236,441	$278,195
Accruals for other employee benefits, compensation, insurance and other	45,477	65,707
Accounts receivable allowances	6,690	7,613
Other	58,842	39,860

Gross deferred tax assets	347,450	391,375
Valuation allowance	(3,627)	(3,448)

Net deferred tax assets	343,823	387,927

Deferred Tax Liabilities:
Property, plant and equipment	237,753	234,556
Intangible assets	110,449	113,950
Investments in joint ventures	36,416	16,289
Other	30,338	23,428

Gross deferred tax liabilities	414,956	388,223

Net deferred tax liability	$71,133	$296

Amounts recognized in the Consolidated Balance Sheets consist of:

Deferred tax asset – current	$66,178	$73,528
Deferred tax asset – long term	3,025	—
Deferred tax liability – long term	140,336	73,824

Net deferred tax liability	$71,133	$296

As of December 28, 2003, and December 29, 2002, "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets and for the years then ended in the Consolidated Statements of Stockholders' Equity was net of a deferred income tax asset of $68.6 million, and $79.4 million, respectively.

10. PENSION BENEFITS

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements, including a joint company-union plan and a number of joint industry-union plans. These plans cover substantially all employees.

The Company-sponsored plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas, which are based on years of service and final average or career pay and, where applicable, employee contributions. The Company's non-qualified plans provide retirement benefits only to certain highly-compensated employees of the Company.

The Company also has a foreign-based pension plan for IHT employees (the "Foreign plan"). The information for the Foreign plan is combined with the information of U.S. non-qualified plans. The benefit obligation of the Foreign plan is immaterial to the Company's total benefit obligation.

In accordance with FAS 132-R, the components of net periodic pension cost for all Company-sponsored pension plans were as follows:

	2003			2002			2001

(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans

Components of net periodic pension cost:
Service cost	$27,543	$1,940	$29,483	$24,711	$1,617	$26,328	$23,547	$1,546	$25,093
Interest cost	60,453	10,951	71,404	59,373	9,511	68,884	57,286	9,577	66,863
Expected return on plan assets	(67,857)	—	(67,857)	(63,320)	—	(63,320)	(65,795)	—	(65,795)
Recognized actuarial loss/(gain)	8,240	3,516	11,756	(621)	1,054	433	(3,567)	1,499	(2,068)
Amortization of prior service cost	402	310	712	402	309	711	447	330	777
Amortization of transition (asset)/obligation	—	—	—	—	—	—	(4)	2	(2)
Effect of curtailment	—	—	—	—	—	—	(4,482)	425	(4,057)
Effect of special termination benefits	—	—	—	—	—	—	15,808	—	15,808

Net periodic pension cost	$28,781	$16,717	$45,498	$20,545	$12,491	$33,036	$23,240	$13,379	$36,619

In 2001 the Company sold the Magazine Group and GolfDigest.com (see Note 3), as well as reduced its work force (see Note 6). These events resulted in a curtailment because it reduced the future working lifetime of affected employees.

The special termination benefits were related to the Company's work force reduction program in 2001.

In connection with collective bargaining agreements, the Company contributes to several other pension plans, including a joint company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $22.5 million in 2003, $25.6 million in 2002, and $25.0 million in 2001. The changes in benefit obligation and plan assets as of December 28, 2003, and December 29, 2002, for all Company-sponsored pension plans were as follows:

	2003			2002

(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans	Qualified Plans	Non-Qualified Plans	All Plans

Change in benefit obligation:
Benefit obligation at prior measurement date	$951,971	$171,722	$1,123,693	$836,260	$133,310	$969,570
Service cost	27,543	1,940	29,483	24,711	1,617	26,328
Interest cost	60,453	10,951	71,404	59,373	9,511	68,884
Plan participants' contributions	76	—	76	98	—	98
Amendments	—	281	281	—	—	—
Actuarial loss	97,112	12,812	109,924	74,229	37,332	111,561
Acquisitions	—	2,245	2,245	—	—	—
Benefits paid	(44,064)	(11,329)	(55,393)	(42,700)	(10,048)	(52,748)
Effect of change in currency conversion	—	396	396	—	—	—

Benefit obligation at current measurement date	1,093,091	189,018	1,282,109	951,971	171,722	1,123,693

Change in plan assets:
Fair value of plan at prior measurement date	678,231	—	678,231	641,090	—	641,090
Actual return/(loss) on plan assets	179,615	—	179,615	(67,022)	—	(67,022)
Employer contribution	110,500	11,329	121,829	146,765	10,048	156,813
Plan participants' contributions	76	—	76	98	—	98
Benefits paid	(44,064)	(11,329)	(55,393)	(42,700)	(10,048)	(52,748)

Fair value of plan assets at measurement date	924,358	—	924,358	678,231	—	678,231

Funded status	(168,733)	(189,018)	(357,751)	(273,740)	(171,722)	(445,462)
Unrecognized actuarial loss	236,060	61,560	297,620	257,947	52,285	310,232
Unrecognized prior service cost	5,493	1,663	7,156	5,895	1,691	7,586

Net amount recognized	$72,820	$(125,795)	$(52,975)	$(9,898)	$(117,746)	$(127,644)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	(53,060)	(161,553)	$(214,613)	$(167,980)	$(144,591)	$(312,571)
Intangible asset	5,806	1,663	7,469	6,340	1,691	8,031
Accumulated other comprehensive loss	120,074	34,095	154,169	151,742	25,154	176,896

Net amount recognized	$72,820	$(125,795)	$(52,975)	$(9,898)	$(117,746)	$(127,644)

The accumulated benefit obligation for all pension plans was $1,133.5 million as of December 28, 2003, and $981.9 million as of December 29, 2002.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 28, 2003, and December 29, 2002 were as follows:

(In thousands)	2003	2002

Projected benefit obligation	$1,282,109	$1,123,693
Accumulated benefit obligation	$1,133,477	$981,943
Fair value of plan assets	$924,358	$678,231

Additional information about the Company's pension plans were as follows:

(In thousands)	2003	2002

(Decrease)/increase in minimum pension liability included in other comprehensive income	$(22,727)	$173,117

Weighted-average assumptions used in the actuarial computations to determine benefit obligations as of December 28, 2003, and December 29, 2002, were as follows:

	2003	2002

Discount rate	6.00%	6.50%
Rate of increase in compensation levels	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the three years ended December 28, 2003, were as follows:

	2003	2002	2001

Discount rate	6.50%	7.25%	7.75%
Rate of increase in compensation levels	4.50%	5.00%	5.00%
Expected long-term rate of return on assets	8.75%	9.00%	9.00%

In determining the expected long-term rate of return on assets, the Company evaluated input from its investment consultants, actuaries and investment management firms, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, the Company considered its historical 10-year and 15-year compounded returns, which have been in excess of the Company's forward-looking return expectations.

The Company's pension plan weighted-average asset allocations as of December 28, 2003, and December 29, 2002, by asset category, were as follows:

	2003	2002

Asset Category
Percentage of Plan Assets

Equity securities	72%	69%
Debt securities	27	29
Real estate	1	1
Other	—	1

Total	100%	100%

The Company's investment policy is to maximize the total rate of return (income and appreciation) with a view to the long-term funding objectives of the pension plans. Therefore, the pension plan assets are diversified to the extent necessary to minimize risks and to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation.

The Company's policy is to allocate pension plan funds within a range of percentages for each major asset category as follows:

% Range

Equity securities	65-75%
Debt securities	20-30%
Real estate	0-5%
Other	0-5%

The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation ranges above to accomplish the investment objectives for the pension plan assets.

The Company made $110.5 million and $146.8 million of tax-deductible contributions to its qualified pension plans in 2003 and 2002. In 2004, the Company will determine its level of contributions, if any, during the third quarter of 2004.

The Company's accrued benefit cost for its sponsored pension plans is included in "Other Liabilities — Other" in the Company's Consolidated Balance Sheets (see Note 12).

The amount of cost recognized for defined contribution benefit plans was $11.5 million for the year ended December 28, 2003, $12.8 million for the year ended December 29, 2002, and $13.8 million for the year ended December 30, 2001.

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employees meet specified age and service requirements.

The Company's policy is to pay its portion of insurance premiums and claims under the above-mentioned plans from Company assets.

In accordance with FAS 106, the Company accrues the costs of such benefits during the employees' active years of service.

Net periodic postretirement cost was as follows:

(In thousands)	2003	2002	2001

Components of net periodic postretirement benefit cost:
Service cost	$10,031	$4,946	$5,030
Interest cost	15,948	12,946	10,622
Recognized actuarial loss/(gain)	4,116	438	(1,226)
Amortization of prior service cost	(2,981)	(2,981)	(3,182)
Effect of curtailment	—	(1,733)	—

Net periodic postretirement benefit cost	$27,114	$13,616	$11,244

In connection with collective bargaining agreements, the Company contributes to several welfare plans, including a joint company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, relate to postretirement benefits for plan participants. Postretirement cost related to these welfare plans were $28.2 million in 2003, $26.0 million in 2002, and $28.2 million in 2001.

The accrued postretirement benefit liability and the change in benefit obligation as of December 28, 2003, and December 29, 2002, were as follows:

(In thousands)	2003	2002

Change in benefit obligation:
Benefit obligation at prior measurement date	$226,679	$191,174
Service cost	10,031	4,946
Interest cost	15,948	12,946
Plan participants' contributions	2,011	974
Amendments	(44,217)	—
Actuarial loss	31,129	26,436
Benefits paid	(13,153)	(10,664)
Effect of curtailment	—	867
Effect of Medicare Reform Act	(32,660)	—

Benefit obligation at current measurement date	195,768	226,679

Change in plan assets:
Fair value of plan assets at prior measurement date	—	—
Employer contribution	13,153	10,664
Benefits paid	(13,153)	(10,664)

Fair value of plan assets at current measurement date	—	—

Funded status	(195,768)	(226,679)
Unrecognized actuarial loss	77,147	50,133
Unrecognized prior service cost	(91,910)	(18,015)

Net amount recognized	$(210,531)	$(194,561)

The Company amended its postretirement plan during 2003, effective beginning January 1, 2004. The amendment to the Company's postretirement plan included changes to the age and service eligibility requirements and an increase in deductibles, co-payments and out-of-pocket maximum payments related to the medical and prescription drug plans (grandfathering rules applied to certain employees based on age and service). The amendment resulted in a reduction in the Company's accumulated postretirement benefit obligation of $44.2 million and was treated as a negative prior service cost that will be amortized starting in fiscal year 2004.

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company elected to immediately recognize the effects of the Act in 2003 based on FSP FAS 106-1 (see Note 1). The Company's adoption of the accounting and disclosure requirements in 2003 related to the Act resulted in a reduction of the accumulated postretirement benefit obligation of $32.7 million and was treated as a negative prior service cost that will be amortized starting in fiscal year 2004. The prescription drugs portion of the per capita claim costs for Medicare eligible employees was reduced by 40% due to the Act. Final accounting and regulatory guidance on the Act has not been issued. Further guidance, when issued, could require the Company to change previously reported information.

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations as of December 28, 2003 and December 29, 2002, were as follows:

	2003	2002

Discount rate	6.00%	6.50%
Estimated increase in compensation level	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost for the three years ended December 28, 2003, were as follows:

	2003	2002	2001

Discount rate	6.50%	7.25%	7.75%
Estimated increase in compensation level	4.50%	5.00%	5.00%

The assumed health care cost trend rates as of December 28, 2003, and December 29, 2002 were as follows:

	2003	2002

Health care cost trend rate assumed for next year	11.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	4.25%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In thousands)	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total service and interest cost for 2003	$2,852	$(2,393)
Effect on accumulated postretirement benefit obligation as of December 28, 2003	$28,497	$(23,061)

In accordance with FAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees after employment but before retirement (such as workers' compensation, disability benefits and health care continuation coverage) during the employees' active years of service. The accrued cost of these benefits is included in "Other Liabilities — Other" in the Company's Consolidated Balance Sheets and amounted to $14.1 million as of December 28, 2003, and $15.9 million as of December 29, 2002.

12. OTHER LIABILITIES

The components of the "Other Liabilities — Other" balance in the Company's Consolidated Balance Sheets were as follows:

(In thousands)	December 28, 2003	December 29, 2002

Pension benefits obligation (see Note 10)	$214,613	$312,571
Postretirement benefits obligation (see Note 11)	210,531	194,561
Deferred compensation (see below)	119,085	97,030
Other	150,432	181,636

Total	$694,661	$785,798

Deferred compensation consists primarily of deferrals under a Company-sponsored deferred executive compensation plan (the "DEC plan"). The DEC plan obligation is recorded at fair market value and amounted to $111.0 million as of December 28, 2003, and $88.7 million as of December 29, 2002.

The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferrals are initially for a period of up to four years after which time taxable distributions must begin unless the period is extended by the participant. Employees' contributions earn income based on the performance of investment funds they select.

The Company invests deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. The Company's investments in life insurance products are recorded at fair market value and are included in "Miscellaneous Assets" in the Company's Consolidated Balance Sheets, and amounted to $110.0 million as of December 28, 2003, and $88.1 million as of December 29, 2002.

13. EARNINGS PER SHARE

Basic and diluted earnings per share for the three-year period ended December 28, 2003, was as follows:

(In thousands, except per share data)	2003	2002	2001

Basic earnings per share computation:
Numerator
Income from continuing operations	$302,655	$299,747	$202,222
Discontinued operations, net of income taxes	—	—	242,450

Net income	$302,655	$299,747	$444,672

Denominator
Average number of common shares outstanding	150,285	151,563	157,082

Income from continuing operations	$2.01	$1.98	$1.29
Discontinued operations, net of income taxes	—	—	1.54

Net income	$2.01	$1.98	$2.83

Diluted earnings per share computation:
Numerator
Income from continuing operations	$302,655	$299,747	$202,222
Discontinued operations, net of income taxes	—	—	242,450

Net income	$302,655	$299,747	$444,672

Denominator
Average number of common shares outstanding	150,285	151,563	157,082
Incremental shares for assumed exercise of securities	2,555	3,242	2,999

Total shares	152,840	154,805	160,081

Income from continuing operations	$1.98	$1.94	$1.26
Discontinued operations, net of income taxes	—	—	1.52

Net income	$1.98	$1.94	$2.78

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the fair market value of the Company's common stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share. Approximately 10 million stock options with exercise prices ranging from $47.25 to $46.02 were excluded from the computation in 2003. Approximately 5 million stock options were excluded from the computations in 2002 and 2001. These stock options had an exercise price of $47.25 in 2002 and exercise prices ranging from $47.25 to $43.01 in 2001.

14. EXECUTIVE AND NON-EMPLOYEE DIRECTORS' INCENTIVE PLANS

Under the Company's 1991 Executive Stock Incentive Plan and the 1991 Executive Cash Bonus Plan (together, the "1991 Executive Plans"), the Board of Directors may authorize incentive compensation awards and grant stock options to key employees of the Company. Awards may be granted in cash, restricted and unrestricted shares of the Company's Class A Common Stock, retirement units (stock equivalents) or such other forms as the Board of Directors deems appropriate. Under the 1991 Executive Plans, stock options to purchase up to 60 million shares of Class A Common Stock may be granted and stock awards of up to 2 million shares of Class A Common Stock may be made. In adopting the 1991 Executive Plans, shares previously available for issuance of retirement units and stock options under prior plans are no longer available for future awards.

Retirement units are payable in Class A Common Stock generally over a period of 10 years following retirement.

Restricted stock issued vests at the end of a five-year period following issuance. The Company expenses the value of the shares awarded over their respective vesting periods (see Note 15).

The 1991 Executive Plans provide for granting of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Class A Common Stock on the date of grant. These options generally have a term of 10 years and become exercisable in annual periods ranging from 1 to 4 years from the date of grant. Payment upon exercise of an option may be made in cash or with previously-acquired shares. In 2003 the Company reduced the amount of stock options granted to employees by approximately 40% as compared with 2002 (see table below for 2003 stock options granted).

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

Changes in the Company's stock options for the three-year period ended December 28, 2003, were as follows:

	2003		2002		2001
(Shares in thousands)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, beginning of year	29,055	$39	26,390	$36	25,002	$33
Granted	3,394	46	5,490	46	5,455	43
Exercised	(1,337)	26	(2,634)	26	(2,985)	21
Forfeited	(309)	44	(191)	42	(1,082)	41

Options outstanding, end of year	30,803	40	29,055	$39	26,390	$36

Options exercisable, end of year	20,132	$38	16,560	$35	14,317	$31

The Company's stock options outstanding at December 28, 2003, were as follows:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Remaining Exercise Price
(Shares in thousands)	Number of Options			Number of Options	Weighted Average Exercise Price
Exercise Price Ranges

$11.28-$22.94	2,448	2 years	$16	2,448	$16
$32.34-$38.13	5,052	5 years	34	5,052	34
$40.25-$47.28	23,303	8 years	44	12,632	44

	30,803	7 years	$40	20,132	$38

The weighted average fair values for stock options grants were $12.25 in 2003, $13.28 in 2002 and $13.69 in 2001. The weighted average values for the Company's ESPP rights were $9.69 in 2003, $8.43 in 2002 and $9.21 in 2001. The weighted average values were estimated at the date of grant using the Black Scholes Option Valuation model and the assumptions presented in the table below.

	Stock Options			ESPP Rights
	2003	2002	2001	2003	2002	2001

Risk-free interest rate	3.17%	3.03%	4.46%	1.79%	2.47%	5.6%
Expected life	5 years	5 years	5 years	1.2 years	1.2 years	1.1 years
Expected volatility	27.79%	30.95%	31.51%	30.82%	32.29%	31.51%
Expected dividend yield	1.23%	1.15%	1.14%	1.46%	1.62%	1.45%

See Note 1 for the Company's accounting policy for its Employee Stock-Based Plans, as well as the effect on net income and earnings per share had expense for the Employee Stock-Based Plans been recorded based on the fair value method under FAS 123, as amended.

15. CAPITAL STOCK

The Company's Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A Common Stock. Upon conversion, the previously-outstanding shares of Class B Common Stock are automatically and immediately retired resulting in a reduction of authorized Class B Common Stock. As provided for in the Company's Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the Board of Directors, and the Class A and Class B Common Stock have the right to vote together on the reservation of Company shares for stock options and other stock-related plans, on the ratification of the selection of independent certified public accountants and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

The Company paid $205.8 million in 2003, $131.1 million in 2002 and $623.7 million in 2001 to repurchase shares of Class A Common Stock. The Company repurchased 4.6 million shares in 2003 at an average cost of $44.83 per share, 3.0 million shares in 2002 at an average cost of $43.67 per share, and 15.0 million shares in 2001 at an average cost of $41.68 per share.

The Company did not repurchase any shares during the period from December 29, 2003, through January 30, 2004. As of January 30, 2004, the remaining amount of the repurchase authorization from the Company's Board of Directors is $94.9 million. Under the authorization, purchases may be made from time to time either in the open market or through private transactions. Purchases may be suspended from time to time or discontinued. The effect of repurchases on diluted earnings per share was an increase in earnings per share of $.03 in 2003, $.02 in 2002 and $.12 in 2001.

The Company did not retire any shares from treasury stock in 2003 and retired 1.9 million shares from treasury stock in 2002. The 2002 retirement resulted in a reduction of $78.5 million in treasury stock, $0.2 million in Class A Common Stock and $78.3 million in additional paid-in capital.

Under the 2004 Offering of the ESPP, eligible employees may purchase Class A Common Stock through payroll deductions during the 2004 plan year at the lower of $38.68 per share (85% of the average market price on October 15, 2003) or 85% of the average market price on November 26, 2004. Between 43% to 49% of eligible employees have participated in the ESPP in the last three years. Under the ESPP, the Company issued approximately 1 million shares in 2003, 2002 and 2001.

The Company awarded 35,000 shares in December 2003, 140,000 shares in December 2002 and 50,000 shares in December 2001 of restricted Class A Common Stock to certain executives of the Company. The shares issued in 2003, 2002 and 2001 vest at the end of a 5-year period following issuance. The Company expenses the value of the shares awarded over their respective vesting periods.

Shares of Class A Common Stock reserved for issuance were as follows:

(Shares in thousands)	December 28, 2003	December 29, 2002

Stock Options
Outstanding	30,803	29,055
Available	8,273	11,358

Employee Stock Purchase Plan
Available	8,946	9,812

Voluntary Conversion of Class B Common Stock
Available	840	844

Retirement Units and Other Awards
Outstanding	118	133
Available	1,680	1,715

Total
Outstanding	30,921	29,188
Available	19,739	23,729

The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

16. SEGMENT INFORMATION

Operating segments represent components of the Company's business that are evaluated regularly by key management in assessing performance and resource allocation. The Company has determined that its reportable segments consist of its Newspaper, Broadcast, and its digital and business information division, New York Times Digital ("NYTD").

For the years presented herein, the Newspaper Group is comprised of the following operating segments, each of which has its own management: The New York Times Newspaper Group, which includes The Times and the IHT, the New England Newspaper Group, which includes The Boston Globe (the "Globe") and the Worcester Telegram and Gazette, and 15 other newspapers ("Regional Newspapers"). The economic characteristics, products, services, production process, customer type and distribution methods for the operating segments of the Newspaper Group are substantially similar and have therefore been aggregated as a reportable segment.

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

For the years presented herein, the following are the Company's reportable operating segments:

NEWSPAPER GROUP

The New York Times Newspaper Group, the New England Newspaper Group, Regional Newspapers, newspaper distributors, and various other news-related services. See Note 3 for information related to the acquisition of the IHT.

BROADCAST GROUP

Eight network-affiliated television stations and two radio stations.

NEW YORK TIMES DIGITAL

NYTimes.com, Boston.com and Digital Archive Distribution, which licenses archive databases of The Times and the Globe to electronic information providers.

The Company's Statements of Income on a segment basis were as follows:

	Years Ended
(In thousands)	December 28, 2003	December 29, 2002	December 30, 2001

REVENUES
Newspapers	$3,007,544	$2,864,135	$2,826,116
Broadcast	145,337	155,799	140,914
NYTD	88,046	71,795	60,337
Intersegment eliminations(a)	(13,727)	(12,722)	(11,409)

Total	$3,227,200	$3,079,007	$3,015,958

OPERATING PROFIT (LOSS)
Newspapers	$530,579	$531,605	$388,974
Broadcast	35,761	48,962	35,195
NYTD	20,431	8,258	(7,318)
Unallocated corporate expenses	(47,221)	(43,957)	(42,448)

Total	539,550	544,868	374,403

Net (loss)/income from joint ventures	(8,223)	(12,330)	7,472
Interest expense, net	44,757	45,435	47,199
Other income	13,277	5,000	5,000

Income from continuing operations before income taxes and minority interest	499,847	492,103	339,676
Income taxes	197,762	191,955	137,559
Minority interest in net loss/(income) of subsidiaries	570	(401)	105

Income from continuing operations	302,655	299,747	202,222

Income from operations of discontinued Magazine Group, net of income taxes	—	—	1,192
Gain on disposal of Magazine Group, net of income taxes	—	—	241,258

Discontinued operations, net of income taxes	—	—	242,450

NET INCOME	$302,655	$299,747	$444,672

(a)
Intersegment eliminations primarily include license fees between NYTD and other segments.

The Newspaper Group operating profit includes a $4.6 million charge for 2003 related to the closing of a small job fair business and Buyouts of $12.5 million in 2002 and $86.5 million in 2001.

The Broadcast Group operating profit includes Buyouts of $0.2 million in 2001.

NYTD operating loss includes Buyouts of $0.7 million in 2001.

Unallocated corporate expenses include Buyouts of $0.1 million in 2002 and $3.0 million in 2001.

Advertising, circulation and other revenue, by division of the Newspaper Group, were as follows:

(In thousands)	2003	2002	2001

The Times
Advertising	$1,105,097	$1,086,705	$1,098,546
Circulation	584,266	564,178	508,240
Other	146,429	139,691	151,703

Sub-Total	$1,835,792	$1,790,574	$1,758,489

IHT
Advertising	$35,473	—	—
Circulation	38,795	—	—
Other	1,336	—	—

Sub-Total	$75,604	—	—

Total New York Times Newspaper Group
Advertising	$1,140,570	$1,086,705	$1,098,546
Circulation	623,061	564,178	508,240
Other	147,765	139,691	151,703

Total	$1,911,396	$1,790,574	$1,758,489

New England Newspaper Group
Advertising	$448,443	$441,193	$451,276
Circulation	174,634	173,168	162,067
Other	35,372	30,551	27,508

Total	$658,449	$644,912	$640,851

Regional Newspapers
Advertising	$333,769	$326,634	$323,826
Circulation	88,072	87,862	89,366
Other	15,858	14,153	13,584

Total	$437,699	$428,649	$426,776

Total Newspaper Group (including the IHT)
Advertising	$1,922,782	$1,854,532	$1,873,648
Circulation	885,767	825,208	759,673
Other	198,995	184,395	192,795

Total	$3,007,544	$2,864,135	$2,826,116

Total Newspaper Group (excluding the IHT)
Advertising	$1,887,309	$1,854,532	$1,873,648
Circulation	846,972	825,208	759,673
Other	197,659	184,395	192,795

Total	$2,931,940	$2,864,135	$2,826,116

The Company's segment depreciation and amortization, capital expenditures and identifiable assets reconciled to consolidated amounts were as follows:

	Years Ended
(In thousands)	December 28, 2003	December 29, 2002	December 30, 2001

DEPRECIATION AND AMORTIZATION(a)
Newspapers	$121,981	$127,870	$161,298
Broadcast	9,269	8,168	16,069
NYTD	5,289	7,349	7,373
Corporate	11,208	9,960	9,294

Total	$147,747	$153,347	$194,034

CAPITAL EXPENDITURES
Newspapers	$106,471	$145,764	$67,695
Broadcast	6,349	14,542	11,130
NYTD	1,270	1,765	6,032
Corporate	1,610	2,814	5,510

Total	$115,700	$164,885	$90,367

IDENTIFIABLE ASSETS
Newspapers	$2,906,436	$2,713,923	$2,652,835
Broadcast	365,615	370,717	364,709
NYTD	30,373	30,401	31,745
Corporate	274,845	273,539	302,584
Investments in joint ventures	227,470	245,262	86,811

Total	$3,804,739	$3,633,842	$3,438,684

(a)
In the beginning of 2002 the Company adopted FAS 142 which ceased the amortization of Goodwill and certain other intangibles (see Note 2). Information above for 2001 excludes the results of the Magazine Group (see Note 3).

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

The Building Partnership is a New York LLC and a separate and distinct legal entity from the Company. NYT's and FC's percentage interests in the Building Partnership are approximately 58% and 42%, respectively, as of December 28, 2003. For financial reporting purposes, the Building Partnership's assets, liabilities and earnings are consolidated with those of the Company, and FC's minority interest in the Building Partnership is included in "Minority Interest" and "Minority interest in loss/(income) of subsidiaries" in the Company's Consolidated Balance Sheets and Consolidated Statements of Income as of and for the years ended December 28, 2003, and December 29, 2002. Capital expenditures attributable to NYT's interest in the Building are included in "Construction and equipment installations in progress" and capital expenditures attributable to FC's interest in the Building are included in "Miscellaneous Assets" in the Company's Consolidated Balance Sheets.

In connection with the Building, NYT incurred capital expenditures of approximately $52 million in 2003 and $23 million in 2002 and 2001.

The Company expects to make capital expenditures in connection with the Building of $110 to $120 million in 2004. Although the exact timing of the capital expenditures beyond 2004 is not certain, the Company expects to make additional capital expenditures in the range of $290 to $330 million over the next several years, net of the sale proceeds of its existing headquarters. Capital expenditures in this range exclude $35 to $45 million of expected capitalized interest and salaries. As of February 19, 2004, the Company's Board of Directors has approved total spending of approximately $335 million for this project (including amounts approved in prior years) (see Note 18). A significant portion of future capital expenditures, including the interior construction of the Building, is still subject to approval by the Company's Board of Directors.

The Company anticipates funding these capital expenditures from internally-generated cash, including the sale proceeds of its existing headquarters, and external financing sources.

In December 2001 the Building Partnership entered into a land acquisition and development agreement ("LADA") for the Building site with a New York State agency, which subsequently acquired title to the site through a condemnation proceeding. Pursuant to the LADA, the Building Partnership is required to fund all of the costs of acquiring the Building site. The Building Partnership has posted letters of credit totaling $134.0 million with respect to such acquisition costs. The Company posted a letter of credit in the amount of $77.2 million, of which $19.1 million remained undrawn as of December 28, 2003, as NYT's share of such costs. FC posted a letter of credit in the amount of $56.8 million, of which $14.1 million remained undrawn as of December 28, 2003, as its share of these costs. The purchase price to the Building Partnership for the Building site was approximately $86 million, although the Building Partnership was required to fund, in addition to the purchase price, any additional amounts ("excess site acquisition costs") required to be paid to the prior owners of the Building site in connection with the condemnation proceeding. During 2003 the Building Partnership paid excess site acquisition costs of approximately $16.0 million, of which NYT paid approximately $9 million and FC paid approximately $7 million. Since actual costs to acquire the Building site exceeded $86 million, the Building Partnership received a credit for its excess site acquisition costs against payments due under the ground lease as described below.

On September 24, 2003, the Building Partnership obtained vacant possession of the Building site, and the New York State agency leased the site to the Building Partnership under a 99-year lease (the "ground lease"). Under the terms of the ground lease, no fixed rent is payable, but the Building Partnership is required to make payments in lieu of real estate taxes (PILOT), percentage (profit) rent with respect to retail portions of the Building and certain other payments over the term of the ground lease. During 2003 the Building Partnership began to make PILOT payments. As described above, the PILOT payments were net of credits obtained because the Building Partnership paid excess site acquisition costs. The ground lease gives the Building Partnership the option to purchase the Building site after 29 years for nominal consideration.

The Building Partnership will be funded by capital contributions by NYT, FC and third-party loans. The Building Partnership has not entered into any loan agreements as of December 28, 2003. Upon substantial completion of the construction of the core and shell, the Building will be converted to a leasehold condominium and the Building Partnership will be dissolved. At such time, ownership of the leasehold will transfer from the Building Partnership to NYT and FC, with ownership interests of approximately 58% and 42% respectively (subject to certain options on the part of NYT to increase its ownership interest in the Building).

OPERATING LEASES

Such lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating expenses.

Rental expense amounted to $33.1 million in 2003, $34.0 million in 2002 and $38.1 million in 2001. The approximate minimum rental commitments under noncancelable leases at December 28, 2003, were as follows: 2004, $16.8 million; 2005, $15.7 million; 2006, $14.8 million; 2007, $12.5 million; 2008, $10.8 million and $46.2 million thereafter.

CAPITAL LEASES

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments at December 28, 2003, are as follows:

(In thousands)	Amount

2004	$7,512
2005	7,136
2006	7,073
2007	6,995
2008	6,952
Later years	105,331

Total minimum lease payments	$140,999
Less: imputed interest	(60,586)

Present value of net minimum lease payments including current maturities	$80,413

GUARANTEES

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the "circulation servicer"), and on behalf of three third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company's Consolidated Balance Sheets as of December 28, 2003, or December 29, 2002. The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was $20 million as of December 28, 2003. The amount outstanding under the credit facility, which expires in February 2004 and is renewable, was $18 million as of December 28, 2003.

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

In addition, the Company has guaranteed the payments of four property leases of the circulation servicer and any miscellaneous costs related to any default thereunder ("property lease guarantees"). The total amount of the property lease guarantees was approximately $6 million as of December 28, 2003. The property leases expire at various dates through May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaults under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of equipment leases of two of the National Edition printers and any miscellaneous costs related to any default thereunder (the "equipment lease guarantees"). The total amount of the equipment lease guarantees was approximately $9 million as of December 28, 2003. One of the equipment leases expires in March 2011 but is cancelable in March 2006 and the other equipment lease expires in February 2011 but is cancelable in February 2006. The Company made the equipment lease guarantees to allow the National Edition printers to obtain a lower cost of borrowing. The Company has also guaranteed debt of one of the three National Edition printers and any miscellaneous costs related to any default thereunder ("debt guarantee"). The total amount of the debt guarantee was approximately $8 million as of December 28, 2003. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing. The Company has obtained a secured guarantee from a related party of the National Edition printer to repay the Company for any amounts that it would pay under the debt guarantee. In addition, the Company has a security interest in the equipment that was purchased by the National Edition printer with the funds it received from its debt issuance, as well as other equipment and real property.

The Company would have to perform the obligations of the National Edition printers under the equipment and debt guarantees if the National Edition printers default under the terms of their equipment lease or debt agreements.

OTHER

The Company has letters of credit of approximately $34 million, that are required by insurance companies, to provide support for the Company's workers compensation liability that is included in the Company's Consolidated Balance Sheet as of December 28, 2003.

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

18. SUBSEQUENT EVENTS

On February 19, 2004, the Board of Directors of the Company approved additional spending of approximately $227 million to construct the "core and shell" of the Building (see Note 17 for additional information related to the Building).

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
AND STOCKHOLDERS OF
THE NEW YORK TIMES COMPANY

We have audited the accompanying consolidated balance sheets of The New York Times Company (the "Company") as of December 28, 2003 and December 29, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedules listed at Item 15(b) of the Company's 2003 Annual Report on Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

New York, New York
February 19, 2004

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

Russell T. Lewis
President and Chief Executive Officer
The New York Times Company

Leonard P. Forman
Executive Vice President and Chief Financial Officer
The New York Times Company

QUARTERLY INFORMATION (UNAUDITED)

	2003 Quarters

(In thousands, except per share data)	First	Second	Third	Fourth	Year

Revenues	$783,740	$801,891	$759,287	$882,282	$3,227,200
Costs and expenses	661,445	671,834	666,550	687,821	2,687,650

Operating profit	122,295	130,057	92,737	194,461	539,550
Net (loss)/income from joint ventures	(6,212)	694	130	(2,835)	(8,223)
Interest expense, net	11,802	11,484	11,138	10,333	44,757
Other income	9,527	1,250	1,250	1,250	13,277

Income before income taxes and minority interest	113,808	120,517	82,979	182,543	499,847
Income taxes	44,946	47,606	32,779	72,431	197,762
Minority interest in net (income)/loss of subsidiaries	(16)	(82)	(80)	748	570

Net income	$68,846	$72,829	$50,120	$110,860	$302,655

Average number of common shares outstanding
Basic	151,845	150,730	149,305	149,262	150,285
Diluted	154,598	153,403	151,606	151,775	152,840

Basic earnings per share	$.45	$.48	$.34	$.74	$2.01
Diluted earnings per share	$.45	$.47	$.33	$.73	$1.98

Dividends per share	$.135	$.145	$.145	$.145	$.57

	2002 Quarters

(In thousands, except per share data)	First	Second	Third	Fourth	Year

Revenues	$737,097	$772,211	$729,501	$840,198	$3,079,007
Costs and expenses	638,566	630,483	617,128	647,962	2,534,139

Operating profit	98,531	141,728	112,373	192,236	544,868
Net income/(loss) from joint ventures	241	(1,941)	(4,852)	(5,778)	(12,330)
Interest expense, net	10,555	11,600	11,747	11,533	45,435
Other income	1,250	1,250	1,250	1,250	5,000

Income before income taxes and minority interest	89,467	129,437	97,024	176,175	492,103
Income taxes	34,895	50,486	37,844	68,730	191,955
Minority interest in net (income)/loss of subsidiaries	(102)	(190)	(166)	57	(401)

Net income	$54,470	$78,761	$59,014	$107,502	$299,747

Average number of common shares outstanding
Basic	151,104	151,789	151,668	151,691	151,563
Diluted	154,249	155,555	154,699	154,732	154,805

Basic earnings per share	$.36	$.52	$.39	$.71	$1.98
Diluted earnings per share	$.35	$.51	$.38	$.69	$1.94

Dividends per share	$.125	$.135	$.135	$.135	$.53

  •
  All earnings per share amounts for items below are on a diluted basis.

  •
  For comparability, certain prior year amounts have been reclassed to conform with the 2003 presentation.

Earnings per share amounts for the quarters do not necessarily have to equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Earnings per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding as presented in the table on the preceding page.

The Company's largest source of revenue is advertising. Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is traditionally higher than first- and third-quarter volume since economic activity tends to be lower during the winter and summer. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments as well as the occurrence of certain international, national and local events.

Quarterly information for 2003 and 2002 include the following items:

First Quarter
2003

•
an $8.3 million pre-tax gain ($5.0 million after tax, or $.03 per share) related to a credit for advertising issued by the Company, which was not used within the allotted time by the advertiser.

•
a $4.6 million pre-tax charge ($2.8 million after tax, or $.02 per share) associated with the closing of a small job fair business.

•
$1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) in connection with a five-year $25.0 million non-compete agreement related to the sale of the Santa Barbara News-Press in 2000 (the "non-compete agreement"). The income is recognized on a straight-line basis over the life of the agreement.

2002

•
a $9.6 million pre-tax charge ($5.9 million after tax, or $.04 per share) for work force reduction expenses ("Buyouts").

•
$1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) related to the non-compete agreement.

Second Quarter
2003

•
$1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) related to the non-compete agreement.

2002

•
a $3.0 million pre-tax charge ($1.8 million after tax, or $.01 per share) for Buyouts.

•
$1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) related to the non-compete agreement.

Third Quarter
2003

•
$1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) related to the non-compete agreement.

2002

•
$1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share, related to the non-compete agreement.

Fourth Quarter
2003

•
$1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) related to the non-compete agreement.

2002

•
$1.3 million in pre-tax income ($0.8 million after tax, or less than $.01 per share) related to the non-compete agreement.

MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of January 30, 2004, was as follows: Class A Common Stock: 9,741; Class B Common Stock: 35.

The market price range of Class A Common Stock was as follows:

Quarters Ended	2003		2002

	High	Low	High	Low

March	$48.84	$43.75	$48.51	$41.66
June	48.54	43.15	52.79	46.25
September	45.55	42.87	51.88	39.98
December	47.74	43.46	50.11	41.62
Year	48.84	42.87	52.79	39.98

THE NEW YORK TIMES COMPANY
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 28, 2003

Column A	Column B	Column C	Column D	Column E	Column F

(In thousands) Description	Balance at beginning of period	Additions charged to costs and expenses or revenues	Additions related to Acquisition	Deductions for purposes for which accounts were set up	Balance at end of period

Year Ended December 28, 2003
Deducted from assets to which they apply
Accounts receivable allowances:
Uncollectible accounts	$20,290	$17,760	$4,919	$18,261	$24,708
Rate adjustments and discounts	12,948	16,611	—	19,428	10,131
Returns allowance	4,614	1,098	7,673	7,101	6,284

Total	$37,852	$35,469	$12,592	$44,790	$41,123

Year Ended December 29, 2002
Deducted from assets to which they apply
Accounts receivable allowances:
Uncollectible accounts	$22,721	$11,264	$—	$13,695	$20,290
Rate adjustments and discounts	14,728	19,553	—	21,333	12,948
Returns allowance	5,148	4,786	—	5,320	4,614

Total	$42,597	$35,603	$—	$40,348	$37,852

Year Ended December 30, 2001
Deducted from assets to which they apply
Accounts receivable allowances:
Uncollectible accounts	$23,009	$16,982	$—	$17,270	$22,721
Rate adjustments and discounts	15,866	24,426	—	25,564	14,728
Returns allowance	5,294	7,770	—	7,916	5,148

Total	$44,169	$49,178	$—	$50,750	$42,597

S-1

QuickLinks

INDEX TO THE NEW YORK TIMES COMPANY 2003 FORM 10-K PART I
PART I
  ITEM 1. Business.
  ITEM 2. Properties.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  ITEM 6. Selected Financial Data.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk.
  ITEM 8. Financial Statements and Supplementary Data.
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Principal Accountant Fees and Services.
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
THE NEW YORK TIMES COMPANY 2003 FINANCIAL REPORT
SELECTED FINANCIAL DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY INFORMATION (UNAUDITED)
THE NEW YORK TIMES COMPANY SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS For the Three Years Ended December 28, 2003