Form 10-Q
period 2004-03-28
NEW YORK TIMES CO
filed 2004-05-05
CIK 71691

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For Quarter Ended March 28, 2004

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Number of shares of each class of the registrant's common stock outstanding as of April 30, 2004 (exclusive of treasury shares):

Class A Common Stock	147,852,503 shares
Class B Common Stock	840,316 shares

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(Dollars and shares in thousands, except per share data)

	For the Quarters Ended
	March 28, 2004		March 30, 2003
	(13 Weeks)
Revenues
Advertising		$529,027		$513,154
Circulation		220,243		221,001
Other		52,674		49,585

Total		801,944		783,740
Production costs
Raw materials		70,513		66,221
Wages and benefits		174,650		167,847
Other		122,316		117,390

Total		367,479		351,458
Selling, general and administrative expenses		325,303		309,987

Total		692,782		661,445

Operating profit		109,162		122,295
Net loss from joint ventures		3,293		6,212
Interest expense, net		10,320		11,802
Other income		1,250		9,527

Income before income taxes and minority interest		96,799		113,808
Income taxes		38,239		44,946
Minority interest in net income of subsidiaries		125		16

Net Income		$58,435		$68,846

Average Number of Common Shares Outstanding
Basic		149,925		151,845
Diluted		152,460		154,598
Basic Earnings Per Share	$	..39	$	..45

Diluted Earnings Per Share		$.38		$.45

Dividends Per Share		$.145		$.135

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 28, 2004	December 28, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$32,323	$39,447
Accounts receivable-net	347,078	387,720
Inventories
Newsprint and magazine paper	35,030	26,067
Work-in-process and other	3,251	2,885

Total inventories	38,281	28,952
Deferred income taxes	66,178	66,178
Other current assets	55,942	81,014

Total current assets	539,802	603,311
Other Assets
Investments in joint ventures	223,330	227,470
Property, plant and equipment (less accumulated depreciation and amortization of $1,315,691 in 2004 and $1,288,696 in 2003)	1,181,058	1,187,313
Intangible assets acquired
Goodwill	1,095,823	1,097,682
Other intangible assets acquired (less accumulated amortization of $130,557 in 2004 and $126,238 in 2003)	371,900	376,688
Miscellaneous assets	323,819	312,275

TOTAL ASSETS	$3,735,732	$3,804,739

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 28, 2004	December 28, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Commercial paper outstanding	$141,300	$227,980
Accounts payable	172,394	176,570
Accrued payroll and other related liabilities	105,455	119,490
Accrued expenses	181,767	158,446
Unexpired subscriptions	80,273	76,281
Current portion of long-term debt and capital lease obligations	254,749	1,597

Total current liabilities	935,938	760,364

Other Liabilities
Long-term debt	393,334	646,909
Capital lease obligations	78,932	78,816
Deferred income taxes	140,371	140,336
Other	707,270	694,661

Total other liabilities	1,319,907	1,560,722

Minority Interest	95,086	91,411

Stockholders' Equity
Common stock of $.10 par value:
Class A—authorized 300,000,000 shares; issued: 2004—158,211,303; 2003—157,716,009 (including treasury shares: 2004—10,031,982; 2003—8,677,435)	15,821	15,772
Class B—convertible—authorized and issued shares; 2004—840,316; and 2003—840,316	84	84
Additional paid-in capital	73,100	53,645
Retained earnings	1,827,463	1,790,801
Common stock held in treasury, at cost	(442,644)	(381,004)
Deferred compensation	(8,181)	(8,037)
Accumulated other comprehensive loss, net of income taxes	(80,842)	(79,019)

Total stockholders' equity	1,384,801	1,392,242

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,735,732	$3,804,739

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	For the Quarters Ended
	March 28, 2004	March 30, 2003
	(13 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$160,387	$148,123

INVESTING ACTIVITIES
Capital expenditures—net	(24,428)	(41,646)
Acquisition	—	(65,059)
Other investing payments	(3,928)	(47,134)

Net cash used in investing activities	(28,356)	(153,839)

FINANCING ACTIVITIES
Commercial paper (repayments)/borrowings—net	(86,680)	46,099
Long-term obligations:
Increase	—	—
Reduction	(484)	(462)
Capital shares:
Issuance	17,813	8,830
Repurchase	(53,180)	(60,951)
Dividends paid to stockholders	(21,773)	(20,526)
Other financing proceeds	5,217	35,033

Net cash (used in)/provided by financing activities	(139,087)	8,023

(Decrease)/Increase in cash and cash equivalents	(7,056)	2,307
Effect of exchange rate changes on cash and cash equivalents	(68)	179
Cash and cash equivalents at the beginning of the year	39,447	36,962

Cash and cash equivalents at the end of the quarter	$32,323	$39,448

SUPPLEMENTAL DATA

Acquisition

        On January 1, 2003, the Company purchased the remaining 50% interest in the International Herald Tribune that it did not previously own for approximately $65 million.

Other

        In the first quarter of 2003, capital expenditures are net of a reimbursement of remediation costs at one of the Company's major printing facilities, a portion of which costs had been previously capitalized.

        The Company's and its development partner's interests in the Company's new headquarters are approximately 58% and 42% (see Note 11). Due to the Company's majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company. Capital expenditures attributable to the Company's development partner's interest in the Company's new headquarters are included in Investing Activities—Other investing payments and were approximately $4 million for the first quarter of 2004 and approximately $42 million for the first quarter of 2003. Cash received from the development partner for capital expenditures is included in Financing Activities—Other financing proceeds and were approximately $5 million for the first quarter of 2004 and approximately $35 million for the first quarter of 2003.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     General

        In the opinion of The New York Times Company's (the "Company") management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 28, 2004, and December 28, 2003, and the results of operations and cash flows of the Company for the periods ended March 28, 2004, and March 30, 2003. All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of a full year's operations. Certain reclassifications have been made to the 2003 Condensed Consolidated Financial Statements to conform with classifications used as of and for the period ended March 28, 2004. The fiscal periods included herein comprise 13 weeks.

        As of March 28, 2004, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K, have not changed from December 28, 2003.

2.     Stock Option and Employee Stock Purchase Plans

        The Company applies the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans and employee stock purchase plan ("ESPP") (together "Stock-Based Plans"). Accordingly, the Company only records compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant. The Company does not record compensation expense for rights to purchase shares under its ESPP because it satisfies certain conditions under APB 25.

        The following table details the effect on net income and earnings per share had compensation expense for awards issued under the Stock-Based Plans been recorded based on the fair value method under Statement of Financial Accounting Standards ("FAS") No. 123, as amended, Accounting for Stock-Based Compensation.

	For the Quarters Ended
(Dollars in thousands, except per share data)	March 28, 2004	March 30, 2003
Reported net income	$58,435	$68,846
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10,557)	(13,005)

Pro forma net income	$47,878	$55,841

Earnings per share:
Basic—as reported	$.39	$.45
Basic—pro forma	$.32	$.37

Diluted—as reported	$.38	$.45
Diluted—pro forma	$.32	$.37

3.     Goodwill and Other Intangible Assets

        Goodwill is the excess of cost over the fair market value of tangible net assets acquired. Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

        Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and licenses), which have indefinite lives, are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives.

        The changes in the carrying amount of Goodwill for the quarter ended March 28, 2004, are as follows:

(Dollars in thousands)	Newspaper Group	Broadcast Group	Total
Balance as of December 29, 2003	$1,056,773	$40,909	$1,097,682
Foreign currency translation	(1,859)	—	(1,859)

Balance as of March 28, 2004	$1,054,914	$40,909	$1,095,823

        The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune.

        Other intangible assets acquired as of March 28, 2004, and December 28, 2003, were as follows:

	March 28, 2004		December 28, 2003
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized other intangible assets acquired:
Customer lists	$203,238	$124,797	$203,252	$120,608
Other	7,104	5,760	7,158	5,630

Total	210,342	130,557	210,410	126,238

Unamortized other intangible assets acquired:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	71,921	—	72,322	—

Total	292,115	—	292,516	—

Total other intangible assets acquired	$502,457	$130,557	$502,926	$126,238

        As of March 28, 2004, the remaining weighted-average amortization period is 8 years for customer lists and 5 years for other intangible assets acquired included in the table above.

        Amortization expense related to other intangible assets acquired, which is subject to amortization, was $4.3 million for the first quarter of 2004 and is expected to be $17.3 million for the full-year 2004. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands)
Year	Amount
2005	17,022
2006	13,801
2007	4,651
2008	4,651
2009	4,552

4.     Debt Obligations

        The Company's total debt, consisting of commercial paper, medium-term notes and capital lease obligations, was $868.3 million as of March 28, 2004.

        The Company's commercial paper program is supported by the revolving credit agreements described below and, therefore, issuances can be made up to a maximum of $600.0 million. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.

        The Company had $141.3 million in commercial paper outstanding as of March 28, 2004, with an annual weighted average interest rate of 1.0% and an average of 9 days to maturity from original issuance.

        The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. The Company has a total of $600.0 million available to borrow under its revolving credit agreements. There were no amounts outstanding under the revolving credit agreements as of March 28, 2004. The Company intends to extend the revolving credit agreements beyond their current expiration dates.

        The revolving credit agreements permit borrowings that bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company.

        The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $434.2 million as of March 28, 2004.

        The Company's 10-year notes aggregating $250.0 million and bearing interest at an annual rate of 7.625%, mature on March 15, 2005. As a result, the Company reclassified these notes from "Long-term debt" to "Current portion of long-term debt and capital lease obligations" in the Company's Condensed Consolidated Balance Sheets as of March 28, 2004.

5.     Common Stock

        During the first quarter of 2004, the Company repurchased 1.4 million shares of Class A Common Stock at a cost of $62.7 million. The average price of these repurchases was $45.47 per share. From March 29, 2004, through April 30, 2004, the Company repurchased 0.4 million shares at a cost of $18.6 million. See Note 12 for additional information about the Company's stock repurchase program.

        On April 13, 2004, the Board of Directors declared a dividend of $.155 per share. This represents a $.01 per share increase from the most recent quarterly dividend. The dividend is payable on June 18, 2004, to shareholders of record on June 1, 2004.

6.     Pension and Postretirement Benefits

Pension

        The components of net periodic pension benefits cost of all Company-sponsored pension plans were as follows:

	For the Quarters Ended
	March 28, 2004			March 30, 2003
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$8,320	$502	$8,822	$6,886	$485	$7,371
Interest cost	16,051	2,760	18,811	15,113	2,738	17,851
Expected return on plan assets	(19,073)	—	(19,073)	(16,964)	—	(16,964)
Amortization of prior service cost	101	64	165	100	78	178
Recognized actuarial loss	4,144	1,033	5,177	2,060	879	2,939

Net periodic pension cost	$9,543	$4,359	$13,902	$7,195	$4,180	$11,375

        The Company did not make any contributions to its pension plans in the first quarter of 2004 and it will determine the level of contributions to be made, if any, during the third quarter of 2004. The Company does not pre-fund its non-qualified pension plans, but rather pays for benefits as required.

Postretirement Benefits

        The components of net periodic postretirement benefits cost were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003
Service cost	$1,540	$2,508
Interest cost	2,885	3,987
Amortization of prior service cost	(1,351)	(745)
Recognized actuarial loss	395	1,029

Net periodic postretirement cost	$3,469	$6,779

        On January 1, 2004, amendments to the Company's postretirement plan became effective. These amendments included changes to the age and service eligibility requirements and an increase in deductibles, co-payments, and out-of-pocket maximum payments related to the medical and prescription drug plans. Additionally, the Company began recognizing the effects of Financial Accounting Standards Board Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") in December 2003. The Act introduced a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Postretirement benefits cost decreased in the first quarter of 2004 compared with the first quarter of 2003 primarily due to the plan amendments and the Medicare reform discussed above.

7.     Other Income

        "Other income" in the Company's Condensed Consolidated Statements of Income includes the following items:

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003
Non-compete agreement	$1,250	$1,250
Advertising credit(a)	—	8,277

Other income	$1,250	$9,527

(a)
Related to a credit for advertising issued by the Company, which was not used within the allotted time by the advertiser.

8.     Earnings Per Share

        Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended
(Dollars in thousands, except per share data)	March 28, 2004	March 30, 2003
Basic earnings per share computation:
Numerator
Net income	$58,435	$68,846

Denominator
Average number of common shares outstanding	149,925	151,845

Basic earnings per share	$.39	$.45

Diluted earnings per share computation:
Numerator
Net income	$58,435	$68,846

Denominator
Average number of common shares outstanding	149,925	151,845
Incremental shares for assumed exercise of securities	2,535	2,753

Total shares	152,460	154,598

Diluted earnings per share	$.38	$.45

        The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

        Stock options with exercise prices that exceeded the fair market value of the Company's common stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share. Approximately 5 million stock options were excluded from the computation in the first quarter of 2004 and 2003. These stock options had exercise prices ranging from $47.28 to $48.54 in the first quarter of 2004 and $46.68 to $47.28 in the first quarter of 2003.

9.     Comprehensive Income

        Comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains/(losses) on cash-flow hedges, as well as net income reported in the Company's Condensed Consolidated Statements of Income.

        Comprehensive income was as follows:

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003
Net income	$58,435	$68,846
Foreign currency translation adjustments	(2,267)	3,051
Change in unrealized derivative losses on cash-flow hedges	639	465
Income tax charge	(195)	(1,262)

Comprehensive income	$56,612	$71,100

        The "Accumulated other comprehensive loss, net of income taxes" in the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax asset of $68.4 million as of March 28, 2004, and $68.6 million as of December 28, 2003.

10.   Segment Statements of Income

        The Company's reportable segments consist of its Newspaper Group, Broadcast Group and New York Times Digital ("NYTD"), its digital and business information group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003
REVENUES
Newspapers	$744,812	$735,051
Broadcast	35,055	32,205
NYTD	25,737	19,625
Intersegment eliminations(a)	(3,660)	(3,141)

Total	$801,944	$783,740

OPERATING PROFIT (LOSS)
Newspapers(b)	$104,946	$125,600
Broadcast	6,445	4,962
NYTD	8,391	3,196
Corporate	(10,620)	(11,463)

Total	109,162	122,295
Net loss from joint ventures	3,293	6,212
Interest expense—net	10,320	11,802
Other income	1,250	9,527

Income before income taxes and minority interest	96,799	113,808
Income taxes	38,239	44,946
Minority interest in income of subsidiaries	125	16

Net Income	$58,435	$68,846

  (a)
  Intersegment eliminations primarily represent license fees between NYTD and other segments.

  (b)
  In the first quarter of 2003, Newspaper Group operating profit includes a $9.5 million net benefit related to the reimbursement of printing plant remediation expenses and a charge associated with the closing of a job fair business.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable segments.

11.   Contingent Liabilities

New Headquarters Building

        A wholly-owned subsidiary of the Company ("NYT") and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, "FC") are the sole members of The New York Times Building LLC (the "Building Partnership"), a partnership established for the purpose of constructing the Company's new headquarters. NYT's and FC's percentage interests in the Building Partnership are approximately 58% and 42%, respectively, as of March 28, 2004.

        The Building Partnership, which is a consolidated subsidiary of the Company, is required to fund all of the costs of acquiring the building site. The Building Partnership had posted letters of credit totaling $134.0 million with respect to such acquisition costs. NYT posted a letter of credit in the amount of $77.2 million, of which $18.8 million remained undrawn as of March 28, 2004, for its share of these costs. FC posted a letter of credit in the amount of $56.8 million, of which $13.8 million remained undrawn as of March 28, 2004, for its share of these costs.

Third-Party Guarantees

        The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The New York Times ("The Times") and The Boston Globe (the "circulation servicer"), and on behalf of three third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with accounting principles generally accepted in the United States of America, the contingent obligations related to these guarantees are not reflected in the Company's Condensed Consolidated Balance Sheets as of March 28, 2004, and December 28, 2003.

        The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was $20 million as of March 28, 2004. The amount outstanding under the credit facility, which expires in April 2005 and is renewable, was approximately $18 million as of March 28, 2004. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

        In addition, the Company has guaranteed the payments of four property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the "property lease guarantees"). The total amount of the property lease guarantees was approximately $6 million as of March 28, 2004. The property leases expire at various dates through May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

        The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

        The Company has guaranteed a portion of the payments of equipment leases of two of the National Edition printers and any miscellaneous costs related to any default thereunder (the "equipment lease guarantees"). The total amount of the equipment lease guarantees was approximately $9 million as of March 28, 2004. One of the equipment leases expires in March 2011 but is cancelable in March 2006, and the other equipment lease expires in February 2011 but is cancelable in February 2006. The Company made the equipment lease guarantees to allow the National Edition printers to obtain a lower cost of borrowing.

        The Company has also guaranteed certain debt of one of the three National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $8 million as of March 28, 2004. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

        The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company's workers' compensation liability. The workers' compensation liability is included in the Company's Condensed Consolidated Balance Sheets as of March 28, 2004.

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

12.   Subsequent Events

        On April 13, 2004, the Company's Board of Directors authorized an additional $400.0 million of repurchase expenditures under the Company's stock repurchase program. As of April 30, 2004, the remaining amount of the aggregate repurchase authorization from the Company's Board of Directors was approximately $414 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Business

        The core purpose of The New York Times Company (the "Company") is to enhance society by creating, collecting and distributing high-quality news, information and entertainment. In order to fulfill its mission, the Company must create value for all of the constituents it serves, including its customers, employees and stockholders and the communities in which it operates. The Company creates value by executing its long-term strategy, which is to operate leading news and advertising media in the national/global market and in each of the local markets it serves. In addition, the Company enhances value by controlling costs and implementing process improvement initiatives. The Company continues to execute its strategy to grow geographically and across platforms.

        The Company's long-term strategy is pursued with a portfolio of properties that serves its customers in print, in broadcast and online. In the first quarter of 2004, the Newspaper Group contributed 93% of the Company's total revenues, the Broadcast Group accounted for 4% and New York Times Digital ("NYTD"), the Company's digital and business information group, accounted for 3%. Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is traditionally higher than first-quarter and third-quarter volume since economic activity tends to be lower during the winter and summer. The business model of each of the Company's segments is summarized below.

        Newspaper Group (consisting of The New York Times Newspaper Group, which includes The New York Times ("The Times") and the International Herald Tribune (the "IHT"), the New England Newspaper Group, which includes The Boston Globe (the "Globe") and the Worcester Telegram & Gazette, and the Regional Newspaper Group, consisting of 15 other newspapers). The Newspaper Group derives the majority of its revenues by offering advertisers a means to promote their brands, products and services to the buying public. In the first quarter of 2004, approximately 64% of the Newspaper Group's revenues was from advertising. The Newspaper Group also derives revenues by offering the public a source of timely news and editorial materials, as well as information on products sold by advertisers. In the first quarter of 2004, approximately 30% of the Newspaper Group's revenues was from circulation. Other revenues, which makes up the remainder of revenues, primarily consists of revenues from wholesale delivery operations, news services, and direct marketing. The Newspaper Group's main operating expenses are employee-related costs, which include compensation and benefits, and raw materials, primarily newsprint.

        Broadcast Group (consisting of eight network-affiliated television stations and two radio stations). The Broadcast Group derives almost all of its revenues (95% in the first quarter of 2004) from the sale of commercial time to advertisers. The Broadcast Group's main operating expenses are employee-related costs and programming costs.

        NYTD (consisting of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"), which licenses archive databases of The Times and the Globe to electronic information providers). NYTD derives most of its revenues from the sale of advertisements. In the first quarter of 2004, advertising revenues accounted for 75% of NYTD's total revenues. Display advertisements accounted for approximately 59% of NYTD's advertising revenues and classified ads, such as help-wanted, real estate and automotive listings, accounted for approximately 41%. NYTD benefits from the exclusive online distribution rights for the classified listings of The Times and the Globe. Access to NYTD's Web sites is offered without subscription fees. Non-advertising revenues in the first quarter of 2004, which accounted for 25% of revenues, were primarily from DAD. NYTD's main operating expenses are employee-related costs and royalties paid to The Times and the Globe for content.

        The Company's long-term strategy is also pursued through its 50% interest in the Discovery Times Channel, a digital cable television channel, and its interest of approximately 17% in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and 80% of the New England Sports Network, a regional cable sports network.

2004 First-Quarter Highlights

  •
  Advertising revenue gains in March, aided by an improving economic climate, resulted in the first quarter ending on a positive note across all of the Company's segments. Despite a slow start to the quarter, the Company's advertising revenues grew approximately 3% in the first quarter and nearly 9% in March over the prior-year periods.

  •
  The Company's circulation revenues in the first quarter of 2004 were on a par compared with the prior-year first quarter. Circulation revenues at The New York Times Newspaper Group decreased approximately 2% compared with the first quarter of 2003 when the start of the Iraqi war stimulated single-copy growth. Circulation revenues for the New England Newspaper Group rose approximately 6% primarily as a result of price increases instituted in 2003 as well as single-copy gains.

  •
  Total costs and expenses rose approximately 5% in the first quarter. Excluding a reimbursement of printing plant remediation expenses and a charge associated with the closing of a job fair business in 2003 (see below), total costs and expenses increased approximately 3%. The Company continued to make investments in The Times's national expansion and the IHT and incurred higher compensation costs and newsprint expense.

  •
  Earnings per share ("EPS"), on a diluted basis, in the first quarter of 2004 decreased to $.38 per share from $.45 per share in the first quarter of 2003. EPS would have been on a par with last year had the first quarter of 2003 EPS not included a net benefit of $.07 per share ($17.8 million pre-tax, $10.7 million after tax) from the following three items:

                  Included in Costs and Expenses (a net benefit of $9.5 million):

        •
        Reimbursement of printing plant remediation expenses

        •
        Charge for closing of a job fair business

                  Included in Other Income (a benefit of $8.3 million):

        •
        Forfeiture of an advertising credit

  •
  The Company continued to be a strong cash generator during the first quarter of 2004, resulting in an increase of approximately 8% in net cash provided by operating activities over the 2003 first quarter. The Company utilized its liquidity position to invest in capital projects to improve its operations, to repay commercial paper borrowings as well as to repurchase shares of its Class A Common Stock and pay a dividend to its stockholders.

Trends and Uncertainties

        The Company's Annual Report on Form 10-K for the year ended December 28, 2003, details the Company's trends and uncertainties. As of March 28, 2004, there have been no material changes in the Company's trends and uncertainties from December 28, 2003.

2004 Guidance

        Earnings comparisons are easier for the balance of 2004 than they were in the first quarter and the Company is encouraged by recent improvements in the advertising market. Although the Company is optimistic about the outlook for advertising, at this time the Company is not changing its earnings guidance for 2004, which it originally issued on December 9, 2003. The Company will continue to monitor the advertising market and provide updated guidance in the second quarter of 2004. The key financial measures discussed in the table below are in accordance with accounting principles generally accepted in the United States of America ("GAAP").

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

RESULTS OF OPERATIONS

Overview

        The following table presents the Company's consolidated financial results for the first quarter of 2004 and 2003.

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003	% Change
REVENUES
Advertising	$529,027	$513,154	3.1
Circulation	220,243	221,001	(0.3)
Other	52,674	49,585	6.2

Total	801,944	783,740	2.3

COSTS AND EXPENSES
Production costs
Raw materials	70,513	66,221	6.5
Wages and benefits	174,650	167,847	4.1
Other	122,316	117,390	4.2

Total	367,479	351,458	4.6
Selling, general and administrative expenses	325,303	309,987	4.9

Total	692,782	661,445	4.7

OPERATING PROFIT	109,162	122,295	(10.7)
Net loss from joint ventures	3,293	6,212	(47.0)
Interest expense, net	10,320	11,802	(12.6)
Other income	1,250	9,527	(86.9)

Income before income taxes and minority interest	96,799	113,808	(14.9)
Income taxes	38,239	44,946	(14.9)
Minority interest in net income of subsidiaries	125	16	*

NET INCOME	$58,435	$68,846	(15.1)

*
Represents percentages that are not meaningful.

Revenues

        Revenues, for the first quarter of 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003	% Change
Revenues:
Newspapers	$744,812	$735,051	1.3
Broadcast	35,055	32,205	8.8
NYTD	25,737	19,625	31.1
Intersegment eliminations (a)	(3,660)	(3,141)	16.5

Total	$801,944	$783,740	2.3

(a)
Intersegment eliminations primarily include license fees between NYTD and other segments.

        Newspaper Group: Advertising, circulation and other revenues by division of the Newspaper Group and for the Group as a whole were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003	% Change
The New York Times Newspaper Group
Advertising	$283,143	$284,950	(0.6)
Circulation	152,343	155,478	(2.0)
Other	33,572	31,877	5.3

Total	$469,058	$472,305	(0.7)

New England Newspaper Group
Advertising	$108,986	$104,282	4.5
Circulation	44,736	42,128	6.2
Other	8,973	8,206	9.3

Total	$162,695	$154,616	5.2

Regional Newspaper Group
Advertising	$85,125	$80,989	5.1
Circulation	23,164	23,395	(1.0)
Other	4,770	3,746	27.3

Total	$113,059	$108,130	4.6

Total Newspaper Group
Advertising	$477,254	$470,221	1.5
Circulation	220,243	221,001	(0.3)
Other	47,315	43,829	8.0

Total	$744,812	$735,051	1.3

Advertising Revenues

        Total Newspaper Group advertising revenues increased 1.5% in the first quarter of 2004 compared with the first quarter of 2003 primarily due to higher advertising rates. Advertising volume for the Newspaper Group in the first quarter of 2004 remained flat compared with the first quarter of 2003.

        Advertising volume for the Newspaper Group was as follows:

	For the Quarters Ended
(Inches in thousands, preprints in thousands of copies)	March 28, 2004	March 30, 2003	% Change
Total Newspaper Group
National(a)	618.4	620.2	(0.3)
Retail	1,542.5	1,584.3	(2.6)
Classified	2,388.5	2,404.1	(0.6)
Part Run/Zoned	523.7	491.8	6.4

Total	5,073.1	5,100.4	(0.5)

Preprints	654,463	659,819	(0.8)

(a)
Includes all advertising volume from the IHT.

Circulation Revenues

        Circulation revenues in the first quarter of 2004 were on a par with the 2003 first quarter. An increase in circulation revenues at the Globe primarily due to price increases was offset by lower circulation revenues at The Times due to lower volume compared with the 2003 first quarter when the start of the Iraqi war stimulated single-copy growth.

        The Times continues to improve retail availability across the nation by increasing the number of markets it serves and by adding to the number of outlets where the paper is sold. The Times has also expanded its national home-delivery availability while improving the quality and levels of its home-delivery circulation base. The Times is now available for home-delivery in a total of 275 markets nationwide up from 241 in the first quarter of 2003. Additionally, during the first quarter of 2004, The Times continued to expand the number of ZIP codes in which home-delivery service is available. All of the Company's newspapers continue to make improvements in product delivery and customer service to attract new readers and retain existing ones.

        Broadcast Group: Broadcast Group revenues rose 8.8% in the first quarter of 2004 to $35.1 million from $32.2 million in the same period in 2003 primarily due to increased political advertising revenues ($2.4 million in the first quarter of 2004 compared with $0.1 million in the prior year first quarter). Political advertising typically increases each election year.

        NYTD: In the first quarter of 2004, revenues at NYTD increased 31.1% to $25.7 million from $19.6 million in the first quarter of 2003, as a result of higher advertising volume.

Costs and Expenses

        Costs and expenses for the first quarter of 2004 and 2003 were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003	% Change
Production costs:
Raw materials	$70,513	$66,221	6.5
Wages and benefits	174,650	167,847	4.1
Other	122,316	117,390	4.2

Total production costs	367,479	351,458	4.6
Selling, general and administrative expenses	325,303	309,987	4.9

Total	$692,782	$661,445	4.7

        Total production costs increased in the first quarter of 2004 compared with the first quarter of 2003, primarily due to higher compensation and newsprint expense as well as increased costs associated with the Company's investments in The Times's national expansion and the IHT. Newsprint expense rose 6.6% in the first quarter of 2004 compared with the 2003 first quarter, due to an 8.2% increase primarily from higher prices, partially offset by a 1.6% decrease from lower consumption.

        Excluding the reimbursement for printing plant remediation expenses and the charge for the closing of a job fair business (a net benefit of $9.5 million) in the first quarter of 2003, selling, general and administrative expenses for the first quarter of 2004 increased 1.8% compared with the 2003 first quarter. This resulted from increased costs associated with the Company's investments in The Times's national expansion and the IHT.

        The following table sets forth consolidated costs and expenses in the first quarter of 2004 and 2003, by reportable segment and the Company as a whole. The reasons underlying the quarter-to-quarter changes in each segment's cost and expenses are discussed below under "Operating Profit".

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003	% Change
Costs and expenses:
Newspapers	$639,866	$609,451	5.0
Broadcast	28,610	27,243	5.0
NYTD	17,346	16,429	5.6
Corporate	10,620	11,463	(7.4)
Intersegment eliminations (a)	(3,660)	(3,141)	16.5

Total	$692,782	$661,445	4.7

(a)
Intersegment eliminations primarily include license fees between NYTD and other segments.

Operating Profit

        Consolidated operating profit, in the first quarter of 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003	% Change
Operating Profit (Loss):
Newspapers	$104,946	$125,600	(16.4)
Broadcast	6,445	4,962	29.9
NYTD	8,391	3,196	162.5
Corporate	(10,620)	(11,463)	(7.4)

Operating Profit	$109,162	$122,295	(10.7)

        Operating profit for the Newspaper Group decreased in the first quarter of 2004 compared with the 2003 first quarter mainly because of increased costs associated with the Company's investments in The Times's national expansion and the IHT, higher compensation costs and increased newsprint expense, offset in part by higher revenues. Additionally, the first quarter of 2003 includes the $9.5 million net benefit from the items included in costs and expenses discussed in the "2004 First-Quarter Highlights" section above, which make this quarter's comparison less favorable.

        The Broadcast Group's operating profit increased in the first quarter of 2004 compared with the first quarter of 2003 because of higher political advertising revenues resulting from the election cycle.

        NYTD's operating profit more than doubled to $8.4 million (its highest to date), primarily due to higher advertising revenues resulting from increased volume.

Non-operating Items

Joint Ventures

        The Company recorded losses from joint ventures of $3.3 million in the first quarter of 2004 and $6.2 million in the first quarter of 2003. This decrease compared with the first quarter of 2003 resulted primarily from better performance at properties in which the Company has equity interests.

Interest Expense, Net

        In the first quarter of 2004, interest expense, net, decreased 12.6% to $10.3 million from $11.8 million in the first quarter of 2003 mainly due to lower levels of debt outstanding and higher levels of capitalized interest.

Other Income

        "Other income" in the Company's Condensed Consolidated Statements of Income were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003
Non-compete agreement	$1,250	$1,250
Advertising credit(a)	—	8,277

Other income	$1,250	$9,527

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

        EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies. These groups use EBITDA, along with other measures, to estimate the value of a company and evaluate a company's ability to meet its debt service requirements. For comparability, the Company's EBITDA in the first quarter of 2003 has been restated to conform with the 2004 presentation. The EBITDA presented may not be comparable to similarly titled measures reported by other companies. The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined under GAAP.

        The Company's EBITDA, as well as a reconciliation of EBITDA to net income in the first quarter of 2004 and 2003, is provided below.

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003
EBITDA	$143,768	$163,126
Depreciation and amortization	(36,861)	(37,529)
Interest expense, net	(10,320)	(11,802)
Income taxes(a)	(38,152)	(44,949)

Net income	$58,435	$68,846

(a)
Includes taxes of minority holders netted within "Minority Interest in net income of subsidiaries" in the Condensed Consolidated Statements of Income.

        EBITDA decreased in the first quarter of 2004 compared with the first quarter of 2003, primarily due to the net benefit in the 2003 first quarter of $17.8 million resulting from the items discussed in the "2004 First-Quarter Highlights" section above, which makes this quarter's comparison less favorable.

        Consolidated depreciation and amortization for the first quarter of 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003	% Change
Depreciation and Amortization
Newspapers	$30,414	$30,963	(1.8)
Broadcast	2,397	2,238	7.1
NYTD	1,031	1,533	(32.7)
Corporate	3,019	2,795	8.0

Depreciation and Amortization	$36,861	$37,529	(1.8)

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company expects its cash balance, cash provided from operations and available third-party financing, described below, to be sufficient to meet its normal operating commitments, to fund planned capital expenditures, repurchase shares of its Class A Common Stock and to pay dividends to its stockholders.

        The Company expects capital expenditures for 2004 will range from $220 to $250 million. Included in the 2004 range are $110 to $120 million of costs related to the Company's interest in its new headquarters in New York City (the "Building"), which it currently anticipates occupying in 2007 (see Note 11 of the Notes to the Condensed Consolidated Financial Statements). The Company's estimate of capital expenditures related to the Building subsequent to 2004 are detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2003. As of March 28, 2004, this capital expenditures estimate has not changed. The estimated capital expenditures above related to the Building include those of a wholly-owned subsidiary of the Company ("NYT") and exclude those of the Company's development partner. See the "Sources and Uses of Cash-Investing Activities" section below for additional information regarding the Company's capital expenditures.

        In 2004 the Company expects to spend on repurchases of its Class A Common Stock an amount similar to that spent in 2003, which was approximately $209 million. Payments for dividends are expected to increase to approximately $91 million in 2004 from approximately $86 million in 2003. On April 13, 2004, the Company's Board of Directors declared a $.01 per share increase from the most recent quarterly dividend.

Capital Resources

Sources and Uses of Cash

        Cash flows for the first quarter of 2004 and 2003, were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 28, 2004	March 30, 2003	% Change
Operating Activities	$160,387	$148,123	8.3
Investing Activities	$(28,356)	$(153,839)	(81.6)
Financing Activities	$(139,087)	$8,023	*

*
Represents percentages that are not meaningful.

Operating Activities

        The primary source of the Company's liquidity is cash flows from operating activities. The key component of operating cash flow is cash receipts from advertising customers. Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as wholesale delivery operations and direct marketing. Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

        In the first quarter of 2004, the Company had lower working capital requirements compared with the first quarter of 2003. The difference in cash inflows from accounts receivable and cash outflows for accounts payable and accrued expenses primarily resulted in an increase of net cash provided by operating activities in the first quarter of 2004.

Investing Activities

        Investment cash inflows generally include proceeds from the sale of assets or a business. Investment cash outflows generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

        Net cash used in investing activities in the first quarter of 2004 decreased compared with the first quarter of 2003 primarily due to higher capital expenditures as well as the acquisition of the IHT in the first quarter of 2003.

        Capital expenditures (on an accrual basis) were $24.3 million in the first quarter of 2004, and $38.2 million in the first quarter of 2003. The first quarter of 2004 amount includes $5.6 million and the first quarter of 2003 amount includes $32.1 million of costs related to the Building. These amounts exclude the Company's development partner's capital expenditures, which amounted to $3.3 million in the first quarter of 2004 and $39.9 million in the first quarter of 2003. Capital expenditures attributable to NYT's interest in the Building are included in "Property, plant and equipment", and capital expenditures attributable to the Company's development partner's interest in the Building are included in "Miscellaneous assets" in the Company's Condensed Consolidated Balance Sheets.

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

        Net cash used in financing activities in the first quarter of 2004 was primarily due to the repayment of approximately $87 million of commercial paper and repurchases of approximately $53 million of Class A Common Stock. Net cash provided by financing activities in the first quarter of 2003 was primarily due to repurchases of approximately $61 million of Class A Common Stock, which was more than offset by borrowings of approximately $46 million of commercial paper and other financing proceeds of approximately $35 million.

        See the Company's Condensed Consolidated Statements of Cashflows for additional information on the Company's sources and uses of cash.

Third-Party Financing

        The Company has the following financing sources available to supplement cash flows from operations:

    •
    A commercial paper facility,

    •
    Revolving credit agreements, and

    •
    Medium-term notes.

Commercial Paper

        The Company's liquidity requirements may be funded through the issuance of commercial paper. The Company's commercial paper program is supported by its revolving credit agreements discussed below and, therefore, issuances can be made up to a maximum of $600.0 million. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.

        The Company had $141.3 million in commercial paper outstanding as of March 28, 2004, with an annual weighted average interest rate of 1.0% and an average of 9 days to maturity from original issuance.

Revolving credit agreements

        The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. The Company has a total of $600.0 million available to borrow under its revolving credit agreements. There were no amounts outstanding under the revolving credit agreements as of March 28, 2004. The Company intends to extend the revolving credit agreements beyond their current expiration dates.

        The revolving credit agreements permit borrowings that bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company.

        The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $434.2 million as of March 28, 2004.

Medium-Term Notes

        The Company's liquidity requirements may also be funded through the public offer and sale of notes under the Company's $300.0 million medium-term note program. An additional $225.0 million of medium-term notes may be issued from time to time pursuant to the Company's current effective shelf registration.

        The Company's total debt, including commercial paper, medium-term notes and capital lease obligations, was $868.3 million as of March 28, 2004.

Contractual Obligations & Off-Balance Sheet Arrangements

        The Company's contractual obligations and off-balance sheet arrangements are detailed in the Company's Annual Report on Form 10-K for the year-end December 28, 2003. As of March 28, 2004, the Company's contractual obligations and off-balance sheet arrangements have not materially changed from December 28, 2003.

Critical Accounting Policies

        The Company's critical accounting policies are detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2003. As of March 28, 2004, the Company's critical accounting policies have not changed from December 28, 2003.

FACTORS THAT COULD AFFECT OPERATING RESULTS

        Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company's various markets and material increases in newsprint prices. They also include other risks detailed from time to time in the Company's publicly-filed documents, including the Company's Annual Report on Form 10-K for the period ended December 28, 2003. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company's Annual Report on Form 10-K for the year ended December 28, 2003, details the Company's disclosures about market risk. As of March 28, 2004, there have been no material changes in the Company's market risk from December 28, 2003.

Item 4. Controls and Procedures

        Russell T. Lewis, the Company's Chief Executive Officer, and Leonard P. Forman, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 28, 2004. Based on such evaluation, each of Messrs. Lewis and Forman concluded that the Company's disclosure controls and procedures were effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2(e): Issuer Purchases of Equity Securities 1

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
December 29, 2003—February 1, 2004	—	—	—	$94,900,000
February 2, 2004—February 29, 2004	310,500	$46.15	310,500	$80,500,000
March 1, 2004—March 28, 2004	1,068,400	$45.28	1,068,400	$32,200,000
Total for the First Quarter of 2004	1,378,900	$45.47	1,378,900	$32,200,000

1
All purchases were made pursuant to the Company's publicly announced share repurchase program. As of April 30, 2004, the Company has authorization from its Board of Directors (the "Board") to repurchase an amount of up to $414 million of its Class A Common Stock. On April 13, 2004, the Board authorized repurchases in an amount up to $400 million. The remaining $14 million of authorization had been announced on February 21, 2002. The Board has authorized the Company to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 4. Submission of Matters to a Vote of Security-Holders

  (a)
  The Company's annual meeting of stockholders was held on April 13, 2004.

  (b)
  The following matters were voted on at the annual meeting:

        1.     The stockholders (with Class A and Class B stockholders voting separately) elected all of management's nominees for election as Class A Directors and Class B Directors. The results of the vote taken were as follows:

Class A Directors:	For	Withheld
Raul E. Cesan	125,488,858	3,608,726
William E. Kennard	124,861,415	4,236,169
Thomas Middelhoff	126,312,484	2,785,100
Henry B. Schacht	125,458,673	3,638,911
Donald M. Stewart	126,138,568	2,959,016
Class B Directors:
John F. Akers	792,905	200
Brenda C. Barnes	792,905	200
Jacqueline H. Dryfoos	792,905	200
Michael Golden	792,905	200
Russell T. Lewis	792,905	200
David E. Liddle	792,905	200
Ellen R. Marram	792,905	200
Arthur Sulzberger, Jr.	792,905	200
Cathy J. Sulzberger	792,905	200
Doreen A. Toben	792,905	200

        2.     The stockholders (with Class A and Class B stockholders voting together) adopted a New 2004 Non-Employee Directors' Stock Incentive Plan described in Proposal 2 in the Company's 2004 Proxy Statement. The results of the vote taken were as follows:

For:	69,270,897
Against:	39,147,251
Abstain:	1,009,872	*
Broker Non-Votes:	20,462,669	*

        3.     The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending December 26, 2004. The results of the vote taken were as follows:

For:	127,307,849
Against:	1,814,907
Abstain:	767,933	**

*
An abstention or broker non-vote had no effect on this proposal.

**
An abstention had the same effect as a vote against this proposal.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  2004 Non-Employee Directors' Stock Incentive Plan

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

  32.1
  Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

  32.2
  Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
  The Company furnished a Form 8-K on January 27, 2004, to report (1) the Company's earnings for the quarter ended December 28, 2003, and (2) the Company's newspaper advertising revenue for the quarter ended December 28, 2003. The Company furnished a Form 8-K on April 12, 2004, to report (1) the Company's earnings for the quarter ended March 28, 2004, and (2) the Company's revenue for the quarter ended March 28, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY (Registrant)

Date: May 5, 2004	/s/ LEONARD P. FORMAN Leonard P. Forman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report Form 10-Q
Quarter Ended March 28, 2004

Exhibit No.

  (a)
  Exhibit

10.1	2004 Non-Employee Directors' Stock Incentive Plan
12	Ratio of Earnings to Fixed Charges
31.1	Form of Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
31.2	Form of Certification Required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

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
Part II. OTHER INFORMATION
SIGNATURES
Exhibit Index to Quarterly Report Form 10-Q Quarter Ended March 28, 2004