Form 10-Q
period 2004-06-27
NEW YORK TIMES CO
filed 2004-08-05
CIK 71691

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended June 27, 2004

Commission file number 1-5837

THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	13-1102020 (I.R.S. Employer Identification No.)
229 WEST 43RD STREET, NEW YORK, NEW YORK (Address of principal executive offices)
10036 (Zip Code)
212-556-1234 Registrant's telephone number, including area code

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐.

        Number of shares of each class of the registrant's common stock outstanding as of July 30, 2004 (exclusive of treasury shares):

Class A Common Stock	145,985,280 shares
Class B Common Stock	840,316 shares

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(13 Weeks)		(26 Weeks)
Revenues
Advertising	$551,511	$530,564	$1,080,538	$1,043,718
Circulation	220,156	221,304	440,399	442,305
Other	52,264	50,023	104,938	99,608

Total	823,931	801,891	1,625,875	1,585,631
Production costs
Raw materials	71,594	67,534	142,107	133,755
Wages and benefits	170,972	167,672	345,622	335,519
Other	122,893	115,840	245,209	233,230

Total	365,459	351,046	732,938	702,504
Selling, general and administrative expenses	326,715	320,788	652,018	630,775

Total	692,174	671,834	1,384,956	1,333,279

Operating profit	131,757	130,057	240,919	252,352
Net income/(loss) from joint ventures	2,734	694	(559)	(5,518)
Interest expense, net	10,353	11,484	20,673	23,286
Other income	1,250	1,250	2,500	10,777

Income before income taxes and minority interest	125,388	120,517	222,187	234,325
Income taxes	49,538	47,606	87,777	92,552
Minority interest in net income of subsidiaries	173	82	298	98

Net Income	$75,677	$72,829	$134,112	$141,675

Average Number of Common Shares Outstanding
Basic	148,626	150,730	149,275	151,287
Diluted	150,902	153,403	151,673	154,001
Basic Earnings Per Share	$.51	$.48	$.90	$.94

Diluted Earnings Per Share	$.50	$.47	$.88	$.92

Dividends Per Share	$.155	$.145	$.300	$.280

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 27, 2004	December 28, 2003
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$45,185	$39,447
Accounts receivable—net	356,434	387,720
Inventories
Newsprint and magazine paper	37,153	26,067
Work-in-process and other	2,796	2,885

Total inventories	39,949	28,952
Deferred income taxes	66,178	66,178
Other current assets	54,989	81,014

Total current assets	562,735	603,311
Other Assets
Investments in joint ventures	222,009	227,470
Property, plant and equipment (less accumulated depreciation and amortization of $1,340,684 in 2004 and $1,288,696 in 2003)	1,185,231	1,187,313
Intangible assets acquired
Goodwill	1,096,026	1,097,682
Other intangible assets acquired (less accumulated amortization of $134,901 in 2004 and $126,238 in 2003)	367,611	376,688
Miscellaneous assets	350,992	312,275

TOTAL ASSETS	$3,784,604	$3,804,739

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 27, 2004	December 28, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Commercial paper outstanding	$144,000	$227,980
Accounts payable	186,302	176,570
Accrued payroll and other related liabilities	117,553	119,490
Accrued expenses	189,769	158,446
Unexpired subscriptions	77,975	76,281
Current portion of long-term debt and capital lease obligations	253,384	1,597

Total current liabilities	968,983	760,364

Other Liabilities
Long-term debt	393,422	646,909
Capital lease obligations	78,656	78,816
Deferred income taxes	140,317	140,336
Other	713,821	694,661

Total other liabilities	1,326,216	1,560,722

Minority Interest	113,013	91,411

Stockholders' Equity
Common stock of $.10 par value:
Class A—authorized 300,000,000 shares; issued: 2004—158,634,186; 2003—157,716,099 (including treasury shares: 2004—11,235,989; 2003—8,677,435)	15,863	15,772
Class B—convertible—authorized and issued shares; 2004—840,316; 2003—840,316	84	84
Additional paid-in capital	88,477	53,645
Retained earnings	1,857,104	1,790,801
Common stock held in treasury, at cost	(497,148)	(381,004)
Deferred compensation	(7,208)	(8,037)
Accumulated other comprehensive loss, net of income taxes	(80,780)	(79,019)

Total stockholders' equity	1,376,392	1,392,242

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,784,604	$3,804,739

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 27, 2004	June 29, 2003
	(26 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$292,226	$266,205

INVESTING ACTIVITIES
Capital expenditures—net	(56,895)	(71,727)
Acquisition	—	(65,059)
Other investing payments	(19,058)	(49,089)

Net cash used in investing activities	(75,953)	(185,875)

FINANCING ACTIVITIES
Commercial paper (repayments)/borrowings—net	(83,980)	11,220
Long-term obligations:
Reduction	(974)	(1,388)
Capital shares:
Issuance	30,220	17,677
Repurchase	(106,455)	(108,606)
Dividends paid to stockholders	(44,791)	(42,162)
Other financing (payments)/proceeds—net	(4,461)	38,932

Net cash used in financing activities	(210,441)	(84,327)

Increase/(Decrease) in cash and cash equivalents	5,832	(3,997)
Effect of exchange rate changes on cash and cash equivalents	(94)	450
Cash and cash equivalents at the beginning of the year	39,447	36,962

Cash and cash equivalents at the end of the quarter	$45,185	$33,415

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

        The Company's and its development partner's interests in the Company's new headquarters are approximately 58% and 42% (see Note 12). Due to the Company's majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company. Capital expenditures attributable to the Company's development partner's interest in the Company's new headquarters are included in Investing Activities—Other investing payments and were approximately $19 million for the first six months of 2004 and approximately $46 million for the first six months of 2003. Cash received from the development partner for capital expenditures is included in Financing Activities—Other financing (payments)/proceeds—net and was approximately $18 million for the first six months of 2004 and approximately $36 million for the first six months of 2003.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     General

        In the opinion of The New York Times Company's (the "Company") management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 27, 2004, and December 28, 2003, and the results of operations and cash flows of the Company for the periods ended June 27, 2004, and June 29, 2003. All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of a full year's operations. Certain reclassifications have been made to the 2003 Condensed Consolidated Financial Statements to conform with classifications used as of and for the period ended June 27, 2004. The fiscal periods included herein comprise 13 weeks for the three-month periods and 26 weeks for the six-month periods.

        As of June 27, 2004, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2003, have not changed from December 28, 2003.

2.     Recent Accounting Pronouncements

        In January 2004 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-1 ("FSP 106-1"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). In May 2004 the FASB issued FSP No.106-2 ("FSP 106-2"), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. FSP 106-2 is effective for the interim or annual period beginning after June 15, 2004. See Note 7 for the effect of the adoption of FSP 106-2 on the Company's Condensed Consolidated Financial Statements.

3.     Stock Option and Employee Stock Purchase Plans

        The Company applies the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans and employee stock purchase plan ("ESPP") (together, "Stock-Based Plans"). Accordingly, the Company would only record compensation expense if it granted stock options with an exercise price that is less than the fair market value of the underlying stock at the date of grant. The Company does not record compensation expense for rights to purchase shares under its ESPP because it satisfies certain conditions under APB 25.

        The following table details the effect on net income and earnings per share had compensation expense for awards issued and vested under the Stock-Based Plans been recorded based on the fair value method under Statement of Financial Accounting Standards ("FAS") No. 123, as amended, Accounting for Stock-Based Compensation.

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Reported net income	$75,677	$72,829	$134,112	$141,675
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(42,634)	(13,005)	(53,191)	(26,010)

Pro forma net income	$33,043	$59,824	$80,921	$115,665

Earnings per share:
Basic—as reported	$.51	$.48	$.90	$.94
Basic—pro forma	$.22	$.40	$.54	$.76

Diluted—as reported	$.50	$.47	$.88	$.92
Diluted—pro forma	$.22	$.40	$.53	$.76

        In June 2004 the Company accelerated the vesting of certain employee stock options where the exercise price of the stock options was above the Company's stock price. Due to the acceleration of the vesting of these stock options, additional compensation expense of approximately $32 million (net of income taxes) was included in stock-based compensation expense in the table above for the second quarter and first six months of 2004.

4.     Goodwill and Other Intangible Assets

        Goodwill is the excess of cost over the fair market value of tangible net assets acquired. Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

        Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and licenses) that have indefinite lives are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives.

        The changes in the carrying amount of Goodwill in 2004 are as follows:

(Dollars in thousands)	Newspaper Group	Broadcast Group	Total
Balance as of December 29, 2003	$1,056,773	$40,909	$1,097,682
Foreign currency translation	(1,656)	—	(1,656)

Balance as of June 27, 2004	$1,055,117	$40,909	$1,096,026

        The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune.

        Other intangible assets acquired as of June 27, 2004, and December 28, 2003, were as follows:

	June 27, 2004		December 28, 2003
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized other intangible assets acquired:
Customer lists	$203,240	$128,987	$203,252	$120,608
Other	7,111	5,914	7,158	5,630

Total	210,351	134,901	210,410	126,238

Unamortized other intangible assets acquired:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	71,967	—	72,322	—

Total	292,161	—	292,516	—

Total other intangible assets acquired	$502,512	$134,901	$502,926	$126,238

        As of June 27, 2004, the remaining weighted-average amortization period is eight years for customer lists and five years for other intangible assets acquired included in the table above.

        Amortization expense related to other intangible assets acquired, which is subject to amortization, was $8.7 million for the first six months of 2004 and is expected to be $17.3 million for the full year 2004. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands)
Year	Amount
2005	$17,022
2006	13,801
2007	4,651
2008	4,651
2009	4,552

5.     Debt Obligations

        The Company's total debt, including commercial paper and capital lease obligations, was $869.5 million as of June 27, 2004.

        The Company's $600.0 million commercial paper program is supported by the revolving credit agreements described below. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days. The Company had $144.0 million in commercial paper outstanding as of June 27, 2004, with an annual weighted average interest rate of 1.1% and an average of 3 days to maturity from original issuance.

        The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. The Company has a total of $670.0 million available to borrow under its revolving credit agreements. In May 2004 the Company terminated its one-year $330.0 million revolving credit agreement and entered into a $400.0 million five-year revolving credit agreement that extends to May 2009. The Company's multi-year $270.0 million credit agreement remains unchanged, maturing in June 2006. There were no amounts outstanding under the revolving credit agreements as of June 27, 2004.

        The revolving credit agreements permit borrowings that bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company.

        The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $425.8 million as of June 27, 2004.

        The Company's 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, mature on March 15, 2005. As a result, the Company reclassified these notes from "Long-term debt" to "Current portion of long-term debt and capital lease obligations" in the Company's Condensed Consolidated Balance Sheets in the first quarter of 2004.

        "Interest expense, net" in the Company's Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Interest expense	$12,281	$13,236	$24,438	$26,135
Interest income	(253)	(466)	(597)	(932)
Capitalized interest	(1,675)	(1,286)	(3,168)	(1,917)

Interest expense, net	$10,353	$11,484	$20,673	$23,286

6.     Common Stock

        During the first half of 2004, the Company repurchased 2.6 million shares of its Class A Common Stock at a cost of $117.3 million. The average price of these repurchases was $45.38 per share. From June 28, 2004, through July 30, 2004, the Company repurchased 1.5 million shares at a cost of $62.5 million.

        On April 13, 2004, the Company's Board of Directors (the "Board") declared a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock from $.145 per share to $.155 per share effective with the June 2004 dividend.

        On June 17, 2004, the Board declared a dividend of $.155 per share on the Company's Class A and B Common Stock. The dividend is payable on September 17, 2004, to shareholders of record on September 1, 2004. The estimated dividend payable of approximately $23 million is included in "Accounts payable" in the Company's Condensed Consolidated Balance Sheet as of June 27, 2004.

7.     Pension and Postretirement Benefits

Pension

        The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	Three Months Ended
	June 27, 2004			June 29, 2003
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$8,320	$502	$8,822	$6,886	$485	$7,371
Interest cost	16,051	2,760	18,811	15,113	2,738	17,851
Expected return on plan assets	(19,073)	—	(19,073)	(16,964)	—	(16,964)
Amortization of prior service cost	101	64	165	100	78	178
Recognized actuarial loss	4,882	1,033	5,915	2,060	879	2,939

Net periodic pension cost	$10,281	$4,359	$14,640	$7,195	$4,180	$11,375

	Six Months Ended
	June 27, 2004			June 29, 2003
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$16,640	$1,004	$17,644	$13,772	$970	$14,742
Interest cost	32,102	5,520	37,622	30,226	5,476	35,702
Expected return on plan assets	(38,146)	—	(38,146)	(33,928)	—	(33,928)
Amortization of prior service cost	202	128	330	200	156	356
Recognized actuarial loss	9,026	2,066	11,092	4,120	1,758	5,878

Net periodic pension cost	$19,824	$8,718	$28,542	$14,390	$8,360	$22,750

        The Company did not make any contributions to its pension plans in the first half of 2004 and it will determine the level of contributions to be made this year during the fourth quarter of 2004. The Company does not pre-fund its non-qualified pension plans, but rather pays for benefits as required from ongoing cash flows.

Postretirement Benefits

        The components of net periodic postretirement cost were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$1,540	$2,508	$3,080	$5,016
Interest cost	2,885	3,987	5,770	7,974
Amortization of prior service cost	(1,351)	(745)	(2,702)	(1,490)
Recognized actuarial loss	395	1,029	790	2,058

Net periodic postretirement cost	$3,469	$6,779	$6,938	$13,558

        Postretirement costs decreased in the second quarter and first half of 2004 compared to the second quarter and first half of 2003 primarily due to the plan amendments and the Medicare reform discussed in Note 2 and below.

        On January 1, 2004, amendments to the Company's postretirement plan became effective. These amendments included changes to the age and service eligibility requirements and an increase in deductibles, co-payments, and out-of-pocket maximum payments related to the medical prescription drug plans. The amendments resulted in a reduction of the Company's Accumulated Postretirement Benefit Obligation ("APBO") of $44.2 million that was treated as a negative prior service cost, which is being amortized starting in 2004. Additionally, the Company began recognizing the effects of FSP 106-2 (see Note 2).

        The estimated effect of the Act resulted in a decrease in the Company's APBO of $32.7 million. The decrease in the APBO was treated as a gain, which is being amortized starting in 2004. The table below details the reduction in net periodic postretirement cost by component in the second quarter and first half of 2004 as a result of the Act.

	Three Months Ended	Six Months Ended
(Dollars in thousands)	June 27, 2004	June 27, 2004
Service cost	$323	$646
Interest cost	504	1,008
Amortization of prior service cost	—	—
Recognized actuarial gain	490	980

Net periodic postretirement cost	$1,317	$2,634

8.     Other Income

        "Other income" in the Company's Condensed Consolidated Statements of Income includes the following items:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Non-compete agreement	$1,250	$1,250	$2,500	$2,500
Advertising credit(a)	—	—	—	8,277

Other income	$1,250	$1,250	$2,500	$10,777

  (a)
  Related to a credit for advertising issued by the Company, which was not used within the allotted time by the advertiser.

9.     Earnings Per Share

        Basic and diluted earnings per share have been computed as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Basic earnings per share computation:
Numerator
Net income	$75,677	$72,829	$134,112	$141,675

Denominator
Average number of common shares outstanding	148,626	150,730	149,275	151,287

Basic earnings per share	$.51	$.48	$.90	$.94

Diluted earnings per share computation:
Numerator
Net income	$75,677	$72,829	$134,112	$141,675

Denominator
Average number of common shares outstanding	148,626	150,730	149,275	151,287
Incremental shares for assumed exercise of securities	2,276	2,673	2,398	2,714

Total shares	150,902	153,403	151,673	154,001

Diluted earnings per share	$.50	$.47	$.88	$.92

        The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

        Stock options with exercise prices that exceeded the fair market value of the Company's common stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share. Approximately 8 million stock options with exercise prices ranging from $46.34 to $48.54 were excluded from the computation in the second quarter of 2004 and approximately 5 million stock options with exercise prices ranging from $46.40 to $48.54 were excluded from the computation in the first six months of 2004. Approximately 5 million stock options with exercise prices ranging from $46.40 to $47.25 were excluded from the computation in the second quarter and first six months of 2003.

10.   Comprehensive Income

        Comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains/(losses) on cash-flow hedges and net income reported in the Company's Condensed Consolidated Statements of Income.

        Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income	$75,677	$72,829	$134,112	$141,675
Foreign currency translation adjustments	(162)	6,095	(2,429)	9,146
Change in unrealized derivative losses on cash-flow hedges	137	469	776	934
Income tax benefit/(charge)	87	(2,330)	(108)	(3,592)

Comprehensive income	$75,739	$77,063	$132,351	$148,163

        The "Accumulated other comprehensive loss, net of income taxes" in the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of $68.5 million as of June 27, 2004, and $68.6 million as of December 28, 2003.

11.   Segment Statements of Income

        The Company's reportable segments consist of its Newspaper Group, Broadcast Group and New York Times Digital ("NYTD"), its digital and business information group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
REVENUES
Newspapers	$758,468	$745,915	$1,503,280	$1,480,966
Broadcast	41,971	37,926	77,026	70,131
NYTD	27,396	21,626	53,133	41,251
Intersegment eliminations(a)	(3,904)	(3,576)	(7,564)	(6,717)

Total	$823,931	$801,891	$1,625,875	$1,585,631

OPERATING PROFIT (LOSS)
Newspapers(b)	$123,431	$126,575	$228,377	$252,175
Broadcast	12,939	10,289	19,384	15,251
NYTD	8,934	4,285	17,325	7,481
Corporate	(13,547)	(11,092)	(24,167)	(22,555)

Total	131,757	130,057	240,919	252,352
Net income/(loss) from joint ventures	2,734	694	(559)	(5,518)
Interest expense, net	10,353	11,484	20,673	23,286
Other income	1,250	1,250	2,500	10,777

Income before income taxes and minority interest	125,388	120,517	222,187	234,325
Income taxes	49,538	47,606	87,777	92,552
Minority interest in income of subsidiaries	173	82	298	98

Net Income	$75,677	$72,829	$134,112	$141,675

  (a)
  Intersegment eliminations primarily represent license fees between NYTD and other segments.

  (b)
  For the first six months of 2003, Newspaper Group operating profit includes a $9.5 million net benefit related to the reimbursement of printing plant remediation expenses and a charge associated with the closing of a job fair business.

        See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for more information on the Company's reportable segments.

12.   Contingent Liabilities

New Headquarters Building

        The Company is in the process of developing a 1.54 million square foot condominium office building (the "Building") in New York City that will serve as its new headquarters. In December 2001, a wholly-owned subsidiary of the Company ("NYT"), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, "FC") became the sole members of The New York Times Building LLC (the "Building Partnership"), a partnership established for the purpose of constructing the Building.

        The Building Partnership is a New York limited liability company and a separate and distinct legal entity from the Company. NYT's and FC's percentage interests in the Building Partnership are approximately 58% and 42%. Due to the Company's majority interest, 100% of the financial position and results of operations of the Building Partnership are consolidated with those of the Company, and FC's minority interest in the Building Partnership is included in "Minority Interest" in the Company's Condensed Consolidated Balance Sheets as of June 27, 2004 and December 28, 2003 and in "Minority interest in net income of subsidiaries" in the Condensed Consolidated Statements of Income for the periods ended June 27, 2004 and June 29, 2003.

        In December 2001, the Building Partnership entered into a land acquisition and development agreement ("LADA") for the Building site with a New York State agency, which subsequently acquired title to the site through a condemnation proceeding. Pursuant to the LADA, the Building Partnership was required to fund all costs of acquiring the Building site, including the purchase price of approximately $86 million, and certain additional amounts ("excess site acquisition costs") to be paid in connection with the condemnation proceeding. NYT and FC were required to post letters of credit for these acquisition costs. As of June 27, 2004, approximately $19 million remained undrawn on a letter of credit posted by the Company on behalf of NYT and approximately $14 million remained undrawn on a letter of credit posted by Forest City Enterprises, Inc. ("FCE") on behalf of FC.

        On September 24, 2003, the Building Partnership obtained vacant possession of the Building site, and the New York State agency leased the site to the Building Partnership under a 99-year lease (the "Ground Lease"). Under the terms of the Ground Lease, no fixed rent is payable, but the Building Partnership is required to make payments in lieu of real estate taxes ("PILOT"), pay percentage (profit) rent with respect to retail portions of the Building, and make certain other payments over the term of the Ground Lease. The Building Partnership receives credits for its excess site acquisition costs against 85% of the PILOT payments. The Ground Lease gives the Building Partnership or its designee the option to purchase the Building site after 29 years for nominal consideration.

        The Ground Lease requires the Building Partnership to commence construction of the Building no later than September 24, 2004 and to complete construction within 36 months following construction commencement, subject to certain extensions. The Company and FCE have guaranteed the Building Partnership's obligation to complete construction of the Building in accordance with the Ground Lease.

        Pursuant to the Operating Agreement of the Building Partnership, dated December 12, 2001, and amended June 25, 2004 (the "Operating Agreement"), the funds for construction of the Building are to be provided through a construction loan and capital contributions of NYT and FC. On June 25, 2004, the Building Partnership closed a construction loan with GMAC Commercial Mortgage Corporation (the "construction lender"), which will provide a loan of up to $320 million (the "construction loan"), secured by the Building, for construction of the Building's core and shell as well as other development costs. NYT has elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs. The Company will fund such contributions from internally generated cash, including the sale proceeds of its existing headquarters, and external financing sources. FC's share of the total costs of the Building will be funded through capital contributions and the construction loan.

        Under the terms of the Operating Agreement and the construction loan, NYT is required to fund all of its construction equity related to construction of the core and shell as well as other devolopment costs prior to the funding of the construction loan. As of June 27, 2004, NYT's remaining construction equity requirement related to the construction of the core and shell as well as other development costs was approximately $218 million. This requirement has been guaranteed by the Company and is backed by a standby letter of credit of $206 million, the amount of which will decline on a monthly basis as capital contributions are made. Because NYT is funding its construction equity first, a portion of those funds will be used to fund FC's share of Building costs (the "FC funded share") prior to commencement of funding of the construction loan. The FC funded share will bear interest at the construction loan rate and will be repaid to NYT out of construction loan draws. FC's interest in the Building Partnership has been pledged to NYT to secure repayment of the FC funded share.

        The construction loan, made through a building loan agreement and a project loan agreement, bears interest at an initial annual rate of LIBOR plus 265 basis points and will mature on July 1, 2008, subject to the Building Partnership's right to extend the maturity date for two six-month periods upon the satisfaction of certain terms and conditions. FCE has provided the construction lender with a guaranty of completion with respect to the Building conditioned upon the availability of the construction loan and NYT construction capital contributions. In addition, the Company has provided the construction lender with a guaranty of NYT's obligation to complete the interior construction of the NYT portions of the Building.

        Upon substantial completion of the Building's core and shell, the Building will be converted to a leasehold condominium, and the Building Partnership will be dissolved. At such time, ownership of the leasehold condominium units will transfer from the Building Partnership to NYT and FC.

        Under the terms of the Operating Agreement and the construction loan, the lien of the construction loan will be released from the NYT condominium units upon substantial completion of the Building's core and shell but will remain upon the FC condominium units until the construction loan is repaid in full. If FC is unable to obtain other financing to repay the construction loan upon substantial completion of the Building's core and shell, the Company is required to make a loan (the "extension loan") to FC of approximately $119.5 million to pay a portion of the construction loan balance. The extension loan will have a maturity date of five years following substantial completion of the core and shell of the Building, bear interest at 1% per annum in excess of the construction loan rate, and be secured by a second mortgage lien on the FC condominium units.

        In January 2004, the Building Partnership entered into a construction management agreement with AMEC Construction Management, Inc., a construction manager, for the construction of the core and shell of the Building at a guaranteed maximum price of approximately $353 million.

        Capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures

(Dollars in millions)	NYT	FC	Total
2001–2003	$96	$88	$184
2004	$65–$75	$32–$42	(a)$97–$117
Beyond 2004	(b)$415–$435	$272–$292	$687–$727

Total	(c)$576–$606	$392–$422	$968–$1,028

  (a)
  Approximately $39 million was incurred as of June 27, 2004 (approximately $19 million incurred by NYT and approximately $20 million incurred by FC).

  (b)
  This amount is net of estimated sale proceeds from the Company's existing headquarters.

  (c)
  Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

        Capital expenditures attributable to NYT's interest in the Building are included in "Property, plant and equipment" and capital expenditures attributable to FC's interest in the Building are included in "Miscellaneous assets" in the Company's Condensed Consolidated Balance Sheets as of June 27, 2004 and December 28, 2003.

Third-Party Guarantees

        The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The New York Times ("The Times") and The Boston Globe (the "circulation servicer"), and on behalf of three third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with accounting principles generally accepted in the United States of America, the contingent obligations related to these guarantees are not reflected in the Company's Condensed Consolidated Balance Sheets as of June 27, 2004, and December 28, 2003.

        The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was $20 million as of June 27, 2004. The amount outstanding under the credit facility, which expires in April 2005 and is renewable, was approximately $18 million as of June 27, 2004. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

        In addition, the Company has guaranteed the payments of four property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the "property lease guarantees"). The total amount of the property lease guarantees was approximately $5 million as of June 27, 2004. The property leases expire at various dates through May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

        The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

        The Company has guaranteed a portion of the payments of equipment leases of two of the National Edition printers and any miscellaneous costs related to any default thereunder (the "equipment lease guarantees"). The total amount of the equipment lease guarantees was approximately $9 million as of June 27, 2004. The Company was released from one equipment lease guarantee ($5 million) subsequent to the second quarter of 2004, because the remaining amount due under the equipment lease was paid. The remaining equipment lease expires in March 2011 but is cancelable in March 2006. The Company made the equipment lease guarantees to allow the National Edition printers to obtain a lower cost of borrowing.

        The Company has also guaranteed certain debt of one of the three National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $7 million as of June 27, 2004. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

        The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company's workers' compensation liability. The workers' compensation liability is included in the Company's Condensed Consolidated Balance Sheet as of June 27, 2004.

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

        The Company's long-term strategy is pursued with a portfolio of properties that serves its customers in print, in broadcast and online. For the first six months of 2004, the Newspaper Group contributed 92% of the Company's total revenues, the Broadcast Group accounted for 5% and New York Times Digital ("NYTD"), the Company's digital and business information group, accounted for 3%. Advertising revenues cause the Company's quarterly consolidated results to vary by season. Second-quarter and fourth-quarter advertising volume is traditionally higher than first-quarter and third-quarter volume since economic activity tends to be lower during the winter and summer. The business model of each of the Company's segments is summarized below.

        Newspaper Group (consisting of The New York Times Newspaper Group, which includes The New York Times ("The Times") and the International Herald Tribune (the "IHT"), the New England Newspaper Group, which includes The Boston Globe (the "Globe") and the Worcester Telegram & Gazette, and the Regional Newspaper Group, consisting of 15 other newspapers). The Newspaper Group derives the majority of its revenues by offering advertisers a means to promote their brands, products and services to the buying public. For the first six months of 2004, approximately 64% of the Newspaper Group's revenues was from advertising. The Newspaper Group also derives revenues by offering the public a source of timely news and editorial materials, as well as information on products sold by advertisers. For the first six months of 2004, approximately 29% of the Newspaper Group's revenues was from circulation. Other revenues, which makes up the remainder of revenues, primarily consists of revenues from wholesale delivery operations, news services and direct marketing. The Newspaper Group's main operating expenses are employee-related costs, which include compensation and benefits, and raw materials, primarily newsprint.

        Broadcast Group (consisting of eight network-affiliated television stations and two radio stations). The Broadcast Group derives almost all of its revenues (95% for the first six months of 2004) from the sale of commercial time to advertisers. The Broadcast Group's main operating expenses are employee-related costs and programming costs.

        NYTD (consisting of NYTimes.com, Boston.com and Digital Archive Distribution ("DAD"), which licenses archive databases of The Times and the Globe to electronic information providers). NYTD derives most of its revenues from the sale of advertisements. For the first six months of 2004, advertising revenues accounted for 77% of NYTD's total revenues. Display advertisements accounted for approximately 59% of NYTD's advertising revenues and classified ads, such as help-wanted, real estate and automotive listings, accounted for approximately 41%. NYTD benefits from the exclusive online distribution rights for the classified listings of The Times and the Globe. Access to NYTD's Web sites is offered without subscription fees. Non-advertising revenues for the first six months of 2004, which accounted for 23% of revenues, were primarily from DAD. NYTD's main operating expenses are employee-related costs and royalties paid to The Times and the Globe for content.

        The Company's long-term strategy is also pursued through its 50% interest in the Discovery Times Channel, a digital cable television channel, and its interest of approximately 17% in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and 80% of the New England Sports Network, a regional cable sports network. The Company also has investments in a Canadian newsprint company, Donohue Malbaie Inc., and a partnership, Madison Paper Industries, operating a supercalendared paper mill in Maine.

2004 Highlights

  •
  Advertising revenues grew approximately 4% in the second quarter and first six months of 2004 over the prior-year periods. Advertising revenues improved at each of the Company's business segments in the second quarter of 2004. However, the pace of advertising revenue growth slowed throughout the second quarter. In July, advertising revenue growth was similar to that of June. Based on the rate of advertising revenue growth that the Company has experienced during the first half of the year, the Company adjusted the full-year advertising revenue growth guidance down from the mid-single digits to the low- to mid-single digits.

  •
  Circulation revenues in the second quarter and first half of 2004 were at approximately the same levels as they were in the prior-year periods. The New York Times Newspaper Group had copy growth in the second quarter, but circulation revenues decreased approximately 2% as a result of more copies being sold to schools, universities and hotels, where the rate paid is less than that on newsstands or for home delivery. Circulation revenues for the New England Newspaper Group grew approximately 6% in the second quarter and first six months of 2004 compared with the comparable prior-year periods, primarily as a result of price increases.

  •
  Total costs and expenses rose approximately 3% in the second quarter and 4% in the first six months of 2004. Excluding a reimbursement of printing plant remediation expenses and a charge associated with the closing of a small job fair business in the first six months of 2003 (see below), total costs and expenses increased approximately 3% in the first half of 2004. The increase in costs and expenses in the second quarter and first six months of 2004 was mainly because of higher newsprint expense and an increase in compensation, outside printing and distribution costs. The Company has responded to the advertising revenue growth trend discussed above by implementing cost control measures. Therefore, given the Company's expense performance to date and its outlook for the remainder of 2004, the Company adjusted the full-year expense growth rate down from the mid-single digits to the low- to mid-single digits.

  •
  Earnings per share ("EPS"), on a diluted basis, in the second quarter of 2004 increased approximately 6% to $.50 per share from $.47 per share in the second quarter of 2003.

  •
  In the first six months of 2004, EPS decreased approximately 4% to $.88 per share from $.92 per share in the first six months of 2003. EPS in the first six months of 2004 would have increased approximately 4% compared with the same period last year had the first half of 2003 not included a net benefit of $.07 per share ($17.8 million pre-tax, $10.7 million after tax) from the following three items:

          Included in Costs and Expenses (a net benefit of $9.5 million):

      •
      Reimbursement of printing plant remediation expenses

      •
      Charge for closing of a job fair business

          Included in Other Income (a benefit of $8.3 million):

      •
      Forfeiture of an advertising credit

      •
      The Company continued to be a strong cash generator during the first half of 2004, resulting in an increase of approximately 10% in net cash provided by operating activities over the first half of 2003. The Company utilized its liquidity position to invest in capital projects to improve its operations, to repay commercial paper borrowings, to repurchase shares of its Class A Common Stock and to pay dividends to its stockholders.

Trends and Uncertainties

        The Company's Annual Report on Form 10-K for the year ended December 28, 2003, details the Company's trends and uncertainties. As of June 27, 2004, there have been no material changes in the Company's trends and uncertainties from December 28, 2003.

2004 Guidance

        The key financial measures discussed in the table below are in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        A summary of guidance on key financial measures for 2004, on a GAAP basis, is shown below.

Item	2004 Guidance
Total Company Advertising Revenues	Growth rate expected to be in the low- to mid-single digits
Newspaper Group Circulation Revenues	Growth rate expected to be in the low-single digits
Newsprint Cost Per Ton	Growth rate expected to be in the low teens
Total Company Expenses	Growth rate expected to be in the low- to mid-single digits
Depreciation & Amortization	$145 to $150 million
Capital Expenditures(a)	$220 to $250 million
Net Loss from Joint Ventures	Breakeven to a loss of $5 million
Interest Expense	$42 to $46 million
Tax Rate	39.5%
Diluted Earnings Per Share	Growth rate expected to be in the low- to mid-single digits over 2003 EPS of $1.98

  (a)
  Includes costs of $65 to $75 million related to the Company's interest in a new headquarters, which is lower, due to delays, than our earlier guidance of $110 to $120 million. However, total capital expenditure guidance for the year remains unchanged as the Company has moved up the timing of certain projects. The Company expects to occupy its new headquarters in 2007.

RESULTS OF OPERATIONS

Overview

        The following table presents the Company's consolidated financial results for the second quarter and first half of 2004 and 2003.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
REVENUES
Advertising	$551,511	$530,564	3.9	$1,080,538	$1,043,718	3.5
Circulation	220,156	221,304	(0.5)	440,399	442,305	(0.4)
Other	52,264	50,023	4.5	104,938	99,608	5.4

Total	823,931	801,891	2.7	1,625,875	1,585,631	2.5

COSTS AND EXPENSES
Production costs
Raw materials	71,594	67,534	6.0	142,107	133,755	6.2
Wages and benefits	170,972	167,672	2.0	345,622	335,519	3.0
Other	122,893	115,840	6.1	245,209	233,230	5.1

Total	365,459	351,046	4.1	732,938	702,504	4.3
Selling, general and administrative expenses	326,715	320,788	1.8	652,018	630,775	3.4

Total	692,174	671,834	3.0	1,384,956	1,333,279	3.9

OPERATING PROFIT	131,757	130,057	1.3	240,919	252,352	(4.5)
Net income/(loss) from joint ventures	2,734	694	*	(559)	(5,518)	(89.9)
Interest expense, net	10,353	11,484	(9.8)	20,673	23,286	(11.2)
Other income	1,250	1,250	0.0	2,500	10,777	(76.8)

Income before income taxes and minority interest	125,388	120,517	4.0	222,187	234,325	(5.2)
Income taxes	49,538	47,606	4.1	87,777	92,552	(5.2)
Minority interest in net income of subsidiaries	173	82	*	298	98	*

NET INCOME	$75,677	$72,829	3.9	$134,112	$141,675	(5.3)

  *
  Represents percentages that are not meaningful.

Revenues

        Revenues, for the second quarter and first half of 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
Revenues:
Newspapers	$758,468	$745,915	1.7	$1,503,280	$1,480,966	1.5
Broadcast	41,971	37,926	10.7	77,026	70,131	9.8
NYTD	27,396	21,626	26.7	53,133	41,251	28.8
Intersegment eliminations(a)	(3,904)	(3,576)	9.2	(7,564)	(6,717)	12.6

Total	$823,931	$801,891	2.7	$1,625,875	$1,585,631	2.5

  (a)
  Intersegment eliminations primarily include license fees between NYTD and other segments.

Newspaper Group:    Advertising, circulation and other revenues by division of the Newspaper Group and for the Group as a whole were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
The New York Times Newspaper Group
Advertising	$287,690	$281,215	2.3	$570,833	$566,165	0.8
Circulation	153,158	156,764	(2.3)	305,501	312,242	(2.2)
Other	32,995	32,981	0.0	66,567	64,858	2.6

Total	$473,843	$470,960	0.6	$942,901	$943,265	0.0

New England Newspaper Group
Advertising	$116,234	$116,013	0.2	$225,220	$220,295	2.2
Circulation	45,646	42,949	6.3	90,382	85,077	6.2
Other	9,908	8,056	23.0	18,881	16,262	16.1

Total	$171,788	$167,018	2.9	$334,483	$321,634	4.0

Regional Newspaper Group
Advertising	$86,916	$82,656	5.2	$172,041	$163,645	5.1
Circulation	21,352	21,591	(1.1)	44,516	44,986	(1.0)
Other	4,569	3,690	23.8	9,339	7,436	25.6

Total	$112,837	$107,937	4.5	$225,896	$216,067	4.5

Total Newspaper Group
Advertising	$490,840	$479,884	2.3	$968,094	$950,105	1.9
Circulation	220,156	221,304	(0.5)	440,399	442,305	(0.4)
Other	47,472	44,727	6.1	94,787	88,556	7.0

Total	$758,468	$745,915	1.7	$1,503,280	$1,480,966	1.5

Advertising Revenues

        Advertising revenues increased in the second quarter and first half of 2004 compared with the second quarter and first half of 2003, primarily due to higher advertising rates. Total advertising volume for the Newspaper Group in the second quarter and first half of 2004 remained flat.

        Advertising revenues at The New York Times Newspaper Group were higher in the second quarter and first six months of 2004 compared with the second quarter and first six months of 2003, mainly due to increases in national and retail advertising revenues partially offset by a decrease in classified advertising revenues.

        The New England Newspaper Group advertising revenues were flat in the second quarter of 2004 compared with the second quarter of 2003 primarily due to increased classified advertising revenues offset by lower national and retail advertising revenues. For the first six months of 2004, advertising revenues increased compared with the comparable period last year primarily due to higher classified advertising revenues.

        Advertising revenues at the Regional Newspaper Group were higher in the second quarter and first six months of 2004 compared with the second quarter and first six months of 2003 mainly due to increases in classified advertising revenues and other advertising revenues from its local magazines.

        Advertising volume, for the second quarter and first half of 2004 and 2003, for the Newspaper Group was as follows:

	Three Months Ended			Six Months Ended
(Inches in thousands, preprints in thousands of copies)	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
Total Newspaper Group(a)
National(b)	617.2	633.4	(2.6)	1,241.0	1,260.2	(1.5)
Retail	1,596.8	1,625.1	(1.7)	3,139.3	3,208.2	(2.1)
Classified	2,586.1	2,571.3	0.6	4,969.3	4,970.8	(0.0)
Part Run/Zoned	590.6	558.0	5.8	1,114.1	1,049.1	6.2

Total	5,390.7	5,387.8	0.1	10,463.7	10,488.3	(0.2)

Preprints	685,563	678,128	1.1	1,340,025	1,337,947	0.2

  (a)
  The Times's advertising volume for 2004 and 2003 has been restated to reflect reclassifications within categories. With this restatement the Times's advertising classification within categories is consistent with that of the New England Newspaper Group and the Regional Newspaper Group.

  (b)
  Includes all advertising volume from the IHT.

Circulation Revenues

        Circulation revenues in the second quarter and first half of 2004 were at approximately the same levels as they were in the prior-year periods. Higher circulation revenues at the New England Newspaper Group, primarily due to price increases, were offset by lower circulation revenues at The New York Times Newspaper Group. The New York Times Newspaper Group had copy growth in the second quarter of 2004, but circulation revenues decreased approximately 2% as a result of more copies being sold to schools, universities and hotels, where the rate paid is less than that on newsstands or for home delivery.

        The Times continues to improve retail availability across the nation by increasing the number of markets it serves and by adding to the number of outlets where the paper is sold. This includes expanding copies being sold to schools and universities, which is part of the Company's strategy to reach the next generation of readers. The Times has also expanded its national home-delivery availability while improving the quality and levels of its home-delivery circulation base. As of July 30, 2004, the Times was available for home delivery in a total of 289 markets nationwide up from 247 at the end of the second quarter of 2003. Additionally, during the second quarter of 2004, The Times continued to expand the number of ZIP codes in which home-delivery service is available. All of the Company's newspapers continue to make improvements in product delivery and customer service to attract new readers and retain existing ones.

        Broadcast Group:    Broadcast Group revenues rose 10.7% in the second quarter of 2004 to $42.0 million from $37.9 million in the second quarter of 2003 and increased 9.8% to $77.0 million for the first half of 2004 from $70.1 million in the same period last year, primarily due to increased political advertising revenues ($3.4 million in the second quarter of 2004 compared with $1.0 million in the prior year second quarter and $5.7 million for the first six months of 2004 compared with $1.1 million for the same period last year). Political advertising typically increases each presidential election year.

NYTD:    Revenues for NYTD increased 26.7% to $27.4 million in the second quarter of 2004 from $21.6 million in the 2003 second quarter. For the first half of 2004, revenues for NYTD increased 28.8% to $53.1 million from $41.3 million for the first half of 2003. The increases in revenues for the second quarter and first six months of 2004 were primarily due to higher advertising revenues resulting from increased volume.

Costs and Expenses

        Costs and expenses for the second quarter and first half of 2004 and 2003 were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
Production costs:
Raw materials	$71,594	$67,534	6.0	$142,107	$133,755	6.2
Wages and benefits	170,972	167,672	2.0	345,622	335,519	3.0
Other	122,893	115,840	6.1	245,209	233,230	5.1

Total production costs	365,459	351,046	4.1	732,938	702,504	4.3
Selling, general and administrative expenses	326,715	320,788	1.8	652,018	630,775	3.4

Total	$692,174	$671,834	3.0	$1,384,956	$1,333,279	3.9

        Total production costs increased in the second quarter and first six months of 2004 compared with the corresponding periods in 2003, mainly because of higher newsprint expense and an increase in compensation and outside printing costs.

        Newsprint expense rose 5.9% in the second quarter of 2004 compared with the 2003 second quarter, due to a 7.2% increase from higher prices, partially offset by a 1.3% decrease from lower consumption. For the first six months of 2004, newsprint expense increased 6.3% compared with the first six months of 2003, primarily due to a 7.7% increase from higher prices, partially offset by a 1.4% decrease from lower consumption.

        Selling, general and administrative ("SGA") expenses increased 1.8% in the second quarter and 3.4% for the first six months of 2004 compared with the corresponding periods in 2003. Excluding the reimbursement for printing plant remediation expenses and the charge for the closing of a small job fair business (a net benefit of $9.5 million) in the first six months of 2003, SGA expenses increased 1.8% in the first six months of 2004 compared with the first six months of 2003. These increases were mainly because of higher compensation and distribution costs.

        The following table sets forth consolidated costs and expenses for the second quarter and first half of 2004 and 2003, by reportable segment and the Company as a whole. The reasons underlying the period-to-period changes in each segment's cost and expenses are discussed below under "Operating Profit".

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
Costs and expenses:
Newspapers	$635,037	$619,340	2.5	$1,274,903	$1,228,791	3.8
Broadcast	29,032	27,637	5.0	57,642	54,880	5.0
NYTD	18,462	17,341	6.5	35,808	33,770	6.0
Corporate	13,547	11,092	22.1	24,167	22,555	7.1
Intersegment eliminations(a)	(3,904)	(3,576)	9.2	(7,564)	(6,717)	12.6

Total	$692,174	$671,834	3.0	$1,384,956	$1,333,279	3.9

  (a)
  Intersegment eliminations primarily include license fees between NYTD and other segments.

Operating Profit

        Consolidated operating profit, in the second quarter and first half of 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
Operating Profit (Loss):
Newspapers	$123,431	$126,575	(2.5)	$228,377	$252,175	(9.4)
Broadcast	12,939	10,289	25.8	19,384	15,251	27.1
NYTD	8,934	4,285	108.5	17,325	7,481	131.6
Corporate	(13,547)	(11,092)	22.1	(24,167)	(22,555)	7.1

Operating Profit	$131,757	$130,057	1.3	$240,919	$252,352	(4.5)

        Operating profit for the Newspaper Group decreased in the second quarter and first six months of 2004 as higher advertising revenues were more than offset by higher newsprint expense and increased compensation, outside printing and distribution costs. Additionally, the first six months of 2003 includes the $9.5 million net benefit from the items included in the costs and expenses discussed in the "2004 Highlights" section above, which makes the first half of 2004's comparison less favorable.

        The Broadcast Group's operating profit increased in the second quarter and first six months of 2004 because of higher political advertising revenues resulting from the election cycle.

        NYTD's operating profit more than doubled in the second quarter and first six months of 2004 primarily due to higher advertising revenues resulting from increased volume.

Non-operating Items

Joint Ventures

        The Company recorded income from joint ventures of $2.7 million in the second quarter of 2004 and a loss of $0.6 million for the first six months of 2004 compared with income from joint ventures of $0.7 million in the second quarter of 2003 and a loss of $5.5 million for the first six months of 2003. The increase in income in the second quarter and decrease in losses for the first six months of 2004 resulted primarily from more favorable results at most of the properties in which the Company has equity interests.

Interest Expense, Net

        "Interest expense, net" in the Company's Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Interest expense	$12,281	$13,236	$24,438	$26,135
Interest income	(253)	(466)	(597)	(932)
Capitalized interest	(1,675)	(1,286)	(3,168)	(1,917)

Interest expense, net	$10,353	$11,484	$20,673	$23,286

        "Interest expense, net" decreased in the second quarter and first six months of 2004 compared with the comparable 2003 periods mainly due to lower levels of debt outstanding and higher levels of capitalized interest related to the Company's new headquarters (see Note 12 of the Notes to the Condensed Consolidated Financial Statements).

Other Income

        "Other income" in the Company's Condensed Consolidated Statements of Income includes the following items:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Non-compete agreement	$1,250	$1,250	$2,500	$2,500
Advertising credit(a)	—	—	—	8,277

Other income	$1,250	$1,250	$2,500	$10,777

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

        The Company's EBITDA, as well as a reconciliation of EBITDA to net income in the second quarter and first half of 2004 and 2003, is provided below.

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
EBITDA	$172,520	$167,640	$316,288	$330,766
Depreciation and amortization	(37,080)	(35,778)	(73,941)	(73,307)
Interest expense, net	(10,353)	(11,484)	(20,673)	(23,286)
Income taxes(a)	(49,410)	(47,549)	(87,562)	(92,498)

Net income	$75,677	$72,829	$134,112	$141,675

  (a)
  Includes income taxes of minority holders netted within "Minority interest in net income of subsidiaries" in the Condensed Consolidated Statements of Income. These income taxes were $128,000 and $57,000 in the second quarters of 2004 and 2003 and $215,000 and $54,000 for the first six months of 2004 and 2003.

        EBITDA increased 2.9% in the second quarter of 2004 compared with the 2003 second quarter mainly because of higher advertising revenues as well as an increase in net income from joint ventures. EBITDA decreased 4.4% in the first six months of 2004 compared with the first six months of 2003 primarily because of the net benefit in the first half of 2003 of $17.8 million resulting from the items discussed in the "2004 Highlights" section above, which makes this year's comparison less favorable.

        Consolidated depreciation and amortization, for the second quarter and first half of 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	% Change	June 27, 2004	June 29, 2003	% Change
Depreciation and amortization:
Newspapers	$30,640	$29,352	4.4	$61,054	$60,315	1.2
Broadcast	2,395	2,325	3.0	4,792	4,563	5.0
NYTD	932	1,299	(28.3)	1,963	2,832	(30.7)
Corporate	3,113	2,802	11.1	6,132	5,597	9.6

Depreciation and amortization	$37,080	$35,778	3.6	$73,941	$73,307	0.9

LIQUIDITY AND CAPITAL RESOURCES

Overview

        The Company expects its cash balance, cash provided from operations and available third-party financing, described below, to be sufficient to meet its normal operating commitments and debt requirements, to fund planned capital expenditures, to repurchase shares of its Class A Common Stock and to pay dividends to its stockholders.

        The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in the open market or through private transactions. The Company's repurchases may be suspended from time to time or discontinued. During the first half of 2004, the Company repurchased 2.6 million shares of Class A Common Stock at a cost of approximately $117 million. In 2003 the Company repurchased 4.6 million shares of Class A Common Stock at a cost of approximately $209 million. Payments for dividends are expected to increase to approximately $91 million in 2004 from approximately $86 million in 2003. On April 13, 2004, the Company's Board of Directors declared a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock from $.145 per share to $.155 per share effective with the June 2004 dividend.

New Building

        The Company is in the process of developing its new headquarters building in New York City (the "Building"), which it currently anticipates occupying in 2007. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Building and the construction financing described below.

        The funds for construction of the Building are to be provided through a construction loan and capital contributions of a wholly-owned subsidiary of the Company ("NYT") and FC Lion LLC ("FC"), the sole members of The New York Times Building LLC (the "Building Partnership"), a partnership established for the purpose of constructing the Building. On June 25, 2004, the Building Partnership closed a construction loan of up to $320 million (the "construction loan"), secured by the Building, for construction of the Building's core and shell and other development costs. NYT has elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs. The Company will fund such contributions from internally generated cash, including the sale proceeds of its existing headquarters, and external financing sources. FC's share of the total costs of the Building will be funded through capital contributions and the construction loan.

        Under the terms of the Building Partnership's operating agreement and the construction loan, NYT is required to fund all of its construction equity related to construction of the core and shell as well as other development costs prior to the funding of the construction loan. As of June 27, 2004, NYT's remaining construction equity requirement related to construction of the core and shell as well as other development costs was approximately $218 million. This requirement has been guaranteed by the Company and is backed by a standby letter of credit of $206 million, the amount of which will decline on a monthly basis as capital contributions are made. Because NYT is funding its construction equity first, a portion of those funds will be used to fund FC's share of Building costs (the "FC funded share") prior to commencement of funding of the construction loan. The FC funded share will bear interest at the construction loan rate and will be repaid to NYT out of construction loan draws. FC's interest in the Building Partnership has been pledged to NYT to secure repayment of the FC funded share.

        Capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures

(Dollars in millions)	NYT	FC	Total
2001–2003	$96	$88	$184
2004	$65–$75	$32–$42	(a)$97–$117
Beyond 2004	(b)$415–$435	$272–$292	$687–$727
Total	(c)$576–$606	$392–$422	$968–$1,028

  (a)
  Approximately $39 million was incurred as of June 27, 2004 (approximately $19 million incurred by NYT and approximately $20 million incurred by FC).

  (b)
  This amount is net of estimated sale proceeds from the Company's existing headquarters.

  (c)
  Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

Capital Resources

Sources and Uses of Cash

        Cash flows for the first six months of 2004 and 2003 were as follows:

	For the Six Months Ended
(Dollars in thousands)	June 27, 2004	June 29, 2003	% Change
Operating Activities	$292.2	$266.2	9.8
Investing Activities	$(76.0)	$(185.9)	(59.1)
Financing Activities	$(210.4)	$(84.3)	149.6

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

        The Company reduced its net working capital in the first six months of 2004 compared with the first six months of 2003, which resulted in an increase in net cash provided by operating activities in the first half of 2004.

Investing Activities

        Investment cash inflows generally include proceeds from the sale of assets or a business. Investment cash outflows generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

        Net cash used in investing activities in the first six months of 2004 decreased compared with the first six months of 2003 primarily due to higher capital expenditures as well as the acquisition of the IHT in the first six months of 2003.

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

        The Company repaid approximately $84 million of commercial paper in the first half of 2004 compared to commercial paper borrowings of approximately $11 million in the first half of 2003, resulting in the majority of the 2004 increase in net cash used in financing activities.

        See the Company's Condensed Consolidated Statements of Cash Flows for additional information on the Company's sources and uses of cash.

Third-Party Financing

        The Company's total debt, including commercial paper and capital lease obligations, was $869.5 million as of June 27, 2004 compared with $955.3 million as of December 28, 2003. The decrease in total debt was primarily due to lower levels of commercial paper outstanding.

        The Company's 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, mature on March 15, 2005. As a result, the Company reclassified these notes from "Long-term debt" to "Current portion of long-term debt and capital lease obligations" in the Company's Condensed Consolidated Balance Sheets in the first quarter of 2004. Although the Company has not committed to a plan to pay this amount due, the Company believes that its cash from operations and third-party financing, as described below, will be more than sufficient to meet this commitment.

        The Company has the following financing sources available to supplement cash flows from operations:

    •
    A commercial paper facility,

    •
    Revolving credit agreements, and

    •
    Medium-term notes.

Commercial Paper

        The Company's liquidity requirements may be funded through the issuance of commercial paper. The Company's $600.0 million commercial paper program is supported by its revolving credit agreements discussed below. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days. The Company had $144.0 million in commercial paper outstanding as of June 27, 2004, with an annual weighted average interest rate of 1.1% and an average of 3 days to maturity from original issuance.

Revolving Credit Agreements

        The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. The Company has a total of $670.0 million available to borrow under its revolving credit agreements. In May 2004 the Company terminated its one-year $330.0 million revolving credit agreement and entered into a $400.0 million five-year revolving credit agreement that extends to May 2009. The Company increased the amount available and extended the maturity date under its revolving credit agreements to provide the Company with additional borrowing flexibility. The Company's multi-year $270.0 credit agreement remains unchanged, maturing in June 2006. There were no amounts outstanding under the revolving credit agreements as of June 27, 2004.

        The revolving credit agreements permit borrowings that bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company.

        The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $425.8 million as of June 27, 2004.

Medium-Term Notes

        The Company's liquidity requirements may also be funded through the public offer and sale of notes under the Company's $300.0 million medium-term note program. An additional $225.0 million of medium-term notes may be issued from time to time pursuant to the Company's current effective shelf registration.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

        The Company's contractual obligations and off-balance sheet arrangements are detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2003. As of June 27, 2004, the Company's contractual obligations and off-balance sheet arrangements have not materially changed from December 28, 2003.

CRITICAL ACCOUNTING POLICIES

        The Company's critical accounting policies are detailed in the Company's Annual Report on Form 10-K for the year ended December 28, 2003. As of June 27, 2004, the Company's critical accounting policies have not changed from December 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2004 the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 106-1 ("FSP 106-1"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). In May 2004 the FASB issued FSP No.106-2 ("FSP 106-2"), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. FSP 106-2 is effective for the interim or annual period beginning after June 15, 2004. See Note 7 of the Notes to the Condensed Consolidated Financial Statements for the effect of the adoption of FSP 106-2 on the Company's Condensed Consolidated Financial Statements.

FACTORS THAT COULD AFFECT OPERATING RESULTS

        Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company's various markets and material increases in newsprint prices. They also include other risks detailed from time to time in the Company's publicly-filed documents, including the Company's Annual Report on Form 10-K for the year ended December 28, 2003. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        The Company's Annual Report on Form 10-K for the year ended December 28, 2003, details the Company's disclosures about market risk. As of June 27, 2004, there have been no material changes in the Company's market risk from December 28, 2003.

Item 4.    Controls and Procedures

        Russell T. Lewis, the Company's Chief Executive Officer, and Leonard P. Forman, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of June 27, 2004. Based on such evaluation, each of Messrs. Lewis and Forman concluded that the Company's disclosure controls and procedures were effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 2(e):    Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
March 29, 2004–May 2, 2004	411,800	$45.06	411,800	$413,600,000
May 3, 2004–May 30, 2004	353,200	$45.55	353,200	$397,500,000
May 31, 2004–June 27, 2004	440,900	$45.23	440,900	$377,600,000
Total for the second quarter of 2004	1,205,900	$45.27	1,205,900	$377,600,000

(1)
All purchases were made pursuant to the Company's publicly announced share repurchase program. On April 13, 2004, the Board of Directors (the "Board") authorized repurchases in an amount up to $400 million. As of July 30, 2004, the Company has authorization from its Board to repurchase an amount of up to $315.1 million of its Class A Common Stock. The Board has authorized the Company to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

  Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

  10.1
  Operating Agreement of The New York Times Building LLC, dated December 12, 2001 (the "Operating Agreement"), between FC Lion LLC and NYT Real Estate Company LLC*

  10.2
  First Amendment to the Operating Agreement, dated June 25, 2004*

  10.3
  Building Loan Agreement, dated as of June 25, 2004, among The New York Times Building LLC, New York State Urban Development Corporation (d/b/a Empire State Development Corporation) and GMAC Commercial Mortgage Corporation

  10.4
  Project Loan Agreement, dated as of June 25, 2004, among The New York Times Building LLC, New York State Urban Development Corporation (d/b/a Empire State Development Corporation) and GMAC Commercial Mortgage Corporation

  10.5
  Construction Management Agreement, dated January 22, 2004, between The New York Times Building LLC and AMEC Construction Management, Inc.*

  10.6
  The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 2004

  12
  Ratio of Earnings to Fixed Charges

  31.1
  Rule 13a–14(a)/15d–14(a) Certification

  31.2
  Rule 13a–14(a)/15d–14(a) Certification

  32.1
  Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

  32.2
  Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

    *
    Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk.

  (b)
  The Company furnished a Form 8-K on April 12, 2004, to report (1) the Company's earnings for the quarter ended March 28, 2004, and (2) the Company's revenue for the quarter ended March 28, 2004. The Company furnished a Form 8-K on July 14, 2004, to report (1) the Company's earnings for the quarter ended June 27, 2004, and (2) the Company's revenue for the quarter ended June 27, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY (Registrant)

Date: August 5, 2004	/s/ LEONARD P. FORMAN Leonard P. Forman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 27, 2004

Exhibit No.
10.1	Operating Agreement of The New York Times Building LLC, dated December 12, 2001 (the "Operating Agreement"), between FC Lion LLC and NYT Real Estate Company LLC*
10.2	First Amendment to the Operating Agreement, dated June 25, 2004*
10.3
Building Loan Agreement, dated as of June 25, 2004, among The New York Times Building LLC, New York State Urban Development Corporation (d/b/a Empire State Development Corporation) and GMAC Commercial Mortgage Corporation
10.4
Project Loan Agreement, dated as of June 25, 2004, among The New York Times Building LLC, New York State Urban Development Corporation (d/b/a Empire State Development Corporation) and GMAC Commercial Mortgage Corporation
10.5	Construction Management Agreement, dated January 22, 2004, between The New York Times Building LLC and AMEC Construction Management, Inc.*
10.6	The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 2004
12	Ratio of Earnings to Fixed Charges
31.1	Rule 13a–14(a)/15d–14(a) Certification
31.2	Rule 13a–14(a)/15d–14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

*
Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission. Such portions have been redacted and marked with an asterisk.

QuickLinks

PART I. FINANCIAL INFORMATION
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
Part II. OTHER INFORMATION
SIGNATURES
Exhibit Index to Quarterly Report on Form 10-Q For the Quarter Ended June 27, 2004