Form 10-Q
period 2004-09-26
NEW YORK TIMES CO
filed 2004-11-05
CIK 71691

FORM 10-Q

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒    No   ☐.

Number of shares of each class of the registrant’s common stock outstanding as of October 29, 2004 (exclusive of treasury shares):

Class A Common Stock	144,233,227 shares
Class B Common Stock	840,316 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(13 Weeks)		(39 Weeks)

Revenues
Advertising	$498,205	$480,385	$1,578,743	$1,524,103
Circulation	220,539	220,451	660,938	662,756
Other	55,086	58,451	160,024	158,059
Total	773,830	759,287	2,399,705	2,344,918

Production costs
Raw materials	73,328	65,922	215,435	199,677
Wages and benefits	165,127	166,820	510,749	502,339
Other	126,114	118,116	371,323	351,346
Total	364,569	350,858	1,097,507	1,053,362

Selling, general and administrative expenses	324,970	315,692	976,988	946,467

Total	689,539	666,550	2,074,495	1,999,829

Operating profit	84,291	92,737	325,210	345,089

Net income/(loss) from joint ventures	1,691	130	1,132	(5,388)

Interest expense, net	10,080	11,138	30,753	34,424

Other income	4,073	1,250	6,573	12,027

Income before income taxes and minority interest	79,975	82,979	302,162	317,304

Income taxes	31,620	32,779	119,397	125,331

Minority interest in net income of subsidiaries	83	80	381	178

Net Income	$48,272	$50,120	$182,384	$191,795

Average Number of Common Shares Outstanding
Basic	146,469	149,305	148,340	150,626
Diluted	147,964	151,606	150,405	153,201

Basic Earnings Per Share	$.33	$.34	$1.23	$1.27

Diluted Earnings Per Share	$.33	$.33	$1.21	$1.25

Dividends Per Share	$.155	$.145	$.455	$.425

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 26, 2004	December 28, 2003
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$30,844	$39,447

Accounts receivable-net	358,908	387,720

Inventories
Newsprint and magazine paper	33,191	26,067
Work-in-process and other	2,945	2,885
Total inventories	36,136	28,952

Deferred income taxes	66,178	66,178

Other current assets	64,241	81,014

Total current assets	556,307	603,311

Other Assets

Investments in joint ventures	225,291	227,470

Property, plant and equipment (less accumulated depreciation and amortization of $1,363,470 in 2004 and $1,288,696 in 2003)	1,202,817	1,187,313

Intangible assets acquired
Goodwill	1,096,725	1,097,682
Other intangible assets acquired (less accumulated amortization of $139,209 in 2004 and $126,238 in 2003)	363,478	376,688

Miscellaneous assets	383,287	312,275

TOTAL ASSETS	$3,827,905	$3,804,739

See Notes to Condensed Consolidated Financial Statements.

	September 26, 2004	December 28, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$262,650	$227,980
Accounts payable	190,817	176,570
Accrued payroll and other related liabilities	120,353	119,490
Accrued expenses	152,574	158,446
Unexpired subscriptions	77,560	76,281
Current portion of long-term debt and capital lease obligations	252,685	1,597

Total current liabilities	1,056,639	760,364

Other Liabilities

Long-term debt	393,511	646,909
Capital lease obligations	78,267	78,816
Deferred income taxes	140,513	140,336
Other	732,076	694,661

Total other liabilities	1,344,367	1,560,722

Minority Interest	120,247	91,411

Stockholders’ Equity

Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2004 – 158,758,313; 2003 – 157,716,099 (including treasury shares: 2004 – 14,232,565; 2003 – 8,677,435)	15,876	15,772
Class B – convertible – authorized and issued shares; 2004 – 840,316; 2003 – 840,316	84	84
Additional paid-in capital	92,270	53,645
Retained earnings	1,905,689	1,790,801
Common stock held in treasury, at cost	(622,710)	(381,004)
Deferred compensation	(6,236)	(8,037)
Accumulated other comprehensive loss, net of income taxes	(78,321)	(79,019)

Total stockholders’ equity	1,306,652	1,392,242

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,827,905	$3,804,739

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 26, 2004	September 28, 2003
	(39 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$368,360	$415,532

INVESTING ACTIVITIES
Capital expenditures-net	(98,908)	(89,194)
Acquisition	—	(65,059)
Other investing payments	(28,373)	(51,519)

Net cash used in investing activities	(127,281)	(205,772)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments)-net	34,670	(20,250)
Long-term obligations:
Reductions	(1,443)	(3,235)
Capital shares:
Issuance	32,996	21,595
Repurchase	(238,292)	(185,455)
Dividends paid to stockholders	(67,496)	(63,772)
Other financing (payments)/proceeds-net	(10,065)	40,181

Net cash used in financing activities	(249,630)	(210,936)

Decrease in cash and cash equivalents	(8,551)	(1,176)

Effect of exchange rate changes on cash and cash equivalents	(52)	512

Cash and cash equivalents at the beginning of the year	39,447	36,962
Cash and cash equivalents at the end of the quarter	$30,844	$36,298

SUPPLEMENTAL DATA

Acquisition

On January 1, 2003, the Company purchased the remaining 50% interest in the International Herald Tribune that it did not previously own for approximately $65 million.

Other

For the first nine months of 2003, capital expenditures are net of a reimbursement of remediation costs at one of the Company’s major printing facilities, a portion of which costs had been previously capitalized.

The Company’s and its development partner’s interests in the Company’s new headquarters are approximately 58% and 42% (see Note 13).  Due to the Company’s majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company.  Capital expenditures attributable to the Company’s development partner’s interest in the Company’s new headquarters are included in Investing Activities - Other investing payments and were approximately $25 million for the first nine months of 2004 and approximately $46 million for the first nine months of 2003.

Financing Activities - Other financing (payments)/proceeds-net include cash received from the development partner for capital expenditures (approximately $15 million for the first nine months of 2004 compared with approximately $40 million for the first nine months of 2003) offset by cash payments made by the Company to the Company’s development partner for its new headquarters for excess capital contributions made (approximately $25 million for the first nine months of 2004 compared with none for the first nine months of 2003).

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                       General

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 26, 2004, and December 28, 2003, and the results of operations and cash flows of the Company for the periods ended September 26, 2004, and September 28, 2003.  All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company’s Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations. Certain reclassifications have been made to the 2003 Condensed Consolidated Financial Statements to conform with classifications used as of and for the period ended September 26, 2004.  The fiscal periods included herein comprise 13 weeks for the three-month periods and 39 weeks for the nine-month periods.

Beginning with the third quarter of 2004, the Company changed its reportable segments formerly known as the Newspaper Group and New York Times Digital (“NYTD”).  This change consisted of combining NYTD’s digital operations with their related print businesses (The New York Times and The Boston Globe), thereby creating the News Media Group.  See Note 12 for additional information related to the change in the Company’s reportable segments.  All prior periods included in this Form 10-Q have been restated for comparison purposes.

As of September 26, 2004, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003, have not changed from December 28, 2003 except for the adoption of a recent accounting pronouncement as discussed in Note 2.

2.                                       Recent Accounting Pronouncements

In January 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-1 (“FSP 106-1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  In May 2004 the FASB issued FSP No.106-2 (“FSP 106-2”), which superseded FSP 106-1.  FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2.  FSP 106-2 is effective for the interim or annual period beginning after June 15, 2004.  See Note 8 for the effect of the adoption of FSP 106-2 on the Company’s Condensed Consolidated Financial Statements.

3.                                       Stock Option and Employee Stock Purchase Plans

The Company applies the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plans and employee stock purchase plan (“ESPP”) (together, “Stock-Based Plans”).  Accordingly, the Company would only record compensation expense if it granted stock options with an exercise price that is less than the fair market value of the underlying stock at the date of grant.  The Company does not have any stock options outstanding that were granted with an exercise price less than the fair market value of the underlying stock at the date of grant.  The Company does not record compensation expense for rights to purchase shares under its ESPP because it satisfies certain conditions under APB 25.

The following table details the effect on net income and earnings per share had compensation expense for awards issued and vested under the Stock-Based Plans been recorded based on the fair value method under Statement of Financial Accounting Standards (“FAS”) No. 123, as amended, Accounting for Stock-Based Compensation.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Reported net income	$48,272	$50,120	$182,384	$191,795
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(4,608)	(13,005)	(57,799)	(39,015)
Pro forma net income	$43,664	$37,115	$124,585	$152,780
Earnings per share:
Basic – as reported	$.33	$.34	$1.23	$1.27
Basic – pro forma	$.30	$.25	$.84	$1.01
Diluted – as reported	$.33	$.33	$1.21	$1.25
Diluted – pro forma	$.30	$.25	$.83	$1.01

In June 2004 the Company accelerated the vesting of certain employee stock options where the exercise price of the stock options was above the Company’s stock price.  The accelerated compensation expense, which is only included in proforma net income, amounted to approximately $32 million, net of income taxes ($.21 per diluted share). Compensation expense in the table above is lower in the third quarter and higher in the first nine months of 2004, compared with the same periods in 2003, due to the acceleration of vesting.

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

The changes in the carrying amount of Goodwill in 2004 are as follows:

(Dollars in thousands)	News Media Group	Broadcast Media Group	Total
Balance as of December 29, 2003	$1,056,773	$40,909	$1,097,682
Foreign currency translation	(957)	—	(957)
Balance as of September 26, 2004	$1,055,816	$40,909	$1,096,725

The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune.

Other intangible assets acquired as of September 26, 2004, and December 28, 2003, were as follows:

	September 26, 2004		December 28, 2003
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized other intangible assets acquired:
Customer lists	$203,246	$133,179	$203,252	$120,608
Other	7,129	6,030	7,158	5,630
Total	210,375	139,209	210,410	126,238

Unamortized other intangible assets acquired:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	72,118	—	72,322	—
Total	292,312	—	292,516	—

Total other intangible assets acquired	$502,687	$139,209	$502,926	$126,238

As of September 26, 2004, the remaining weighted-average amortization period is eight years for customer lists and five years for other intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired, which are subject to amortization, was $13.0 million for the first nine months of 2004 and is expected to be $17.3 million for the full year 2004.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands)
Year	Amount
2005	$17,022
2006	13,801
2007	4,651
2008	4,651
2009	4,552

5.                                       Debt Obligations

The Company’s total debt, including commercial paper and capital lease obligations, was $987.1 million as of September 26, 2004.

The Company’s $600.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.  The Company had $262.7 million in commercial paper outstanding as of September 26, 2004, with an annual weighted average interest rate of 1.7% and an average of 14 days to maturity from original issuance.

The primary purpose of the Company’s revolving credit agreements is to support the Company’s commercial paper program.  The Company has available to borrow under its revolving credit agreements a total of $670.0 million.  In May 2004 the Company terminated its one-year $330.0 million revolving credit agreement and entered into a $400.0 million five-year revolving credit agreement that extends to May 2009.  The Company’s multi-year $270.0 million credit agreement remains unchanged, maturing in June 2006.  There were no borrowings outstanding under the revolving credit agreements as of September 26, 2004.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders’ equity.  As of September 26, 2004, the amount of stockholders’ equity in excess of the required levels was $356.1 million.

The Company’s 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, mature on March 15, 2005.  As a result, the Company reclassified these notes from “Long-term debt” to “Current portion of long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheets in the first quarter of 2004.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Interest expense	$12,757	$12,952	$37,195	$39,087
Interest income	(452)	(557)	(1,049)	(1,489)
Capitalized interest	(2,225)	(1,257)	(5,393)	(3,174)

Interest expense, net	$10,080	$11,138	$30,753	$34,424

6.                                       Derivative Instruments

In the third quarter of 2004, the Company entered into forward starting interest rate swap agreements (“swap agreements”), designated as cash-flow hedges as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. These swap agreements, which have notional amounts totaling $40.0 million, were intended to lock in fixed interest rates on the issuance of debt in March 2005.  As of September 26, 2004, the fair value of the swap agreements was $0.6 million, resulting in a loss that was recorded in “Accrued expenses” and “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheet. There were no amounts recognized in earnings related to the swap agreements in the third quarter of 2004.

In the first quarter of 2004, the Company settled a newsprint swap agreement entered into in 1998 with Enron Corp. This resulted in the settlement of a swap liability and the reclassification of the related loss recorded in “Accumulated other comprehensive loss, net of income taxes” into earnings. The settlement resulted in an immaterial gain recorded in the Condensed Consolidated Statements of Income.

7.                                       Common Stock

During the first nine months of 2004, the Company repurchased 5.6 million shares of its Class A Common Stock at a cost of $243.0 million.  The average price of these repurchases was $43.51 per share.  From

September 27, 2004, through October 29, 2004, the Company repurchased 0.6 million shares at a cost of $21.6 million.

On April 13, 2004, the Company’s Board of Directors (the “Board”) authorized a $.01 per share increase in the quarterly dividend on the Company’s Class A and Class B Common Stock from $.145 per share to $.155 per share effective with the June 2004 dividend.

8.                                       Pension and Postretirement Benefits

Pension

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	Three Months Ended
	September 26, 2004			September 28, 2003
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$8,320	$502	$8,822	$6,886	$485	$7,371
Interest cost	16,051	2,760	18,811	15,113	2,738	17,851
Expected return on plan assets	(19,073)	—	(19,073)	(16,964)	—	(16,964)
Amortization of prior service cost	101	64	165	100	78	178
Recognized actuarial loss	4,514	1,033	5,547	2,060	879	2,939
Net periodic pension cost	$9,913	$4,359	$14,272	$7,195	$4,180	$11,375

	Nine Months Ended
	September 26, 2004			September 28, 2003
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$24,960	$1,506	$26,466	$20,658	$1,455	$22,113
Interest cost	48,153	8,280	56,433	45,339	8,214	53,553
Expected return on plan assets	(57,219)	—	(57,219)	(50,892)	—	(50,892)
Amortization of prior service cost	303	192	495	300	234	534
Recognized actuarial loss	13,540	3,099	16,639	6,180	2,637	8,817
Net periodic pension cost	$29,737	$13,077	$42,814	$21,585	$12,540	$34,125

The Company did not make any contributions to its pension plans in the first nine months of 2004 but expects to make a tax-deductible contribution in the range of $50 to $60 million in the fourth quarter of 2004.  The Company does not pre-fund its non-qualified pension plans, but rather pays for benefits as required from ongoing cash flows.

Postretirement Benefits

The components of net periodic postretirement cost were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Service cost	$1,540	$2,508	$4,620	$7,524
Interest cost	2,885	3,987	8,655	11,961
Amortization of prior service cost	(1,351)	(745)	(4,053)	(2,235)
Recognized actuarial loss	395	1,029	1,185	3,087
Net periodic postretirement cost	$3,469	$6,779	$10,407	$20,337

Postretirement costs decreased in the third quarter and first nine months of 2004 compared with the third quarter and first nine months of 2003 primarily due to the plan amendments and the Act discussed in Note 2.

On January 1, 2004, amendments to the Company’s postretirement plan became effective.  These amendments included changes to the age and service eligibility requirements and an increase in deductibles, co-payments, and out-of-pocket maximum payments related to the medical prescription drug plans.  The amendments resulted in a reduction of the Company’s Accumulated Postretirement Benefit Obligation (“APBO”) of $44.2 million that was treated as a negative prior service cost, and is being amortized starting in 2004.  Additionally, the Company adopted FSP 106-2 (see Note 2), which decreased the Company’s APBO in the amount of $32.7 million.  The decrease in the APBO was treated as a gain, which is being amortized starting in 2004.  The table below details the reduction in net periodic postretirement cost by component in the third quarter and first nine months of 2004 as a result of the Act and the adoption of FSP 106-2.

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 26, 2004

Service cost	$323	$969
Interest cost	504	1,512
Recognized actuarial gain	490	1,470
Net periodic postretirement cost	$1,317	$3,951

9.                                       Other Income

“Other income” in the Company’s Condensed Consolidated Statements of Income includes the following items:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Non-compete agreement	$1,250	$1,250	$3,750	$3,750
Advertising credit (a)	2,823	—	2,823	8,277
Other income	$4,073	$1,250	$6,573	$12,027

(a) Related to credits for advertising issued by the Company, which were not used within the allotted time by the advertiser.

10.                                 Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Basic earnings per share computation:
Numerator
Net income	$48,272	$50,120	$182,384	$191,795
Denominator
Average number of common shares outstanding	146,469	149,305	148,340	150,626
Basic earnings per share	$.33	$.34	$1.23	$1.27
Diluted earnings per share computation:
Numerator
Net income	$48,272	$50,120	$182,384	$191,795
Denominator
Average number of common shares outstanding	146,469	149,305	148,340	150,626
Incremental shares for assumed exercise of securities	1,495	2,301	2,065	2,575
Total shares	147,964	151,606	150,405	153,201
Diluted earnings per share	$.33	$.33	$1.21	$1.25

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s common stock in the third quarter and first nine months of 2004 and 2003 had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share. Approximately 18 million stock options with exercise prices ranging from $42.25 to $48.54 were excluded from the computation in the third quarter of 2004, and approximately 13 million stock options with exercise prices ranging from $46.02 to $48.54 were excluded from the computation in the first nine months of 2004.  Approximately 10 million stock options with exercise prices ranging from $46.02 to $47.25 were excluded from the computation in the third quarter and first nine months of 2003.

11.                                 Comprehensive Income

Comprehensive income for the Company includes foreign currency translation adjustments, unrealized gains/(losses) on cash-flow hedges and net income reported in the Company’s Condensed Consolidated Statements of Income.

Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Net income	$48,272	$50,120	$182,384	$191,795
Foreign currency translation adjustments	3,083	184	654	9,330
Change in unrealized derivative losses on cash-flow hedges	(503)	510	273	1,444
Income tax charge	(121)	(268)	(229)	(3,860)
Comprehensive income	$50,731	$50,546	$183,082	$198,709

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of $68.3 million as of September 26, 2004, and $68.6 million as of December 28, 2003.

In the third quarter of 2004, the Company entered into swap agreements (see Note 6).  The change in the fair value of the swap agreements resulted in an unrealized loss of $0.6 million which is included in the change in unrealized derivative losses on cash-flow hedges in the table above.

12.                                 Segment Statements of Income

The Company’s reportable segments consist of the News Media Group (see below) and the Broadcast Media Group.  These segments are evaluated regularly by key management in assessing performance and allocating resources.

Beginning with the third quarter of 2004, the Company changed its reportable segments formerly known as the Newspaper Group and NYTD.  This change consisted of combining NYTD’s digital operations with their related print businesses (The New York Times and The Boston Globe), thereby creating the News Media Group.  The aggregation of the Company’s print and digital businesses in this manner reflect the Company’s organizational structure and its business strategy, which emphasizes a multiple-media platform approach pursuing both audiences and advertisers within the markets in which the Company competes.  All prior periods included in this Form 10-Q have been restated for comparison purposes.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com and the International Herald Tribune; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, consisting of 15 other newspapers and their related digital operations).

Broadcast Media Group (consisting of eight network-affiliated television stations, two radio stations and their related digital operations).

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

REVENUES
News Media Group	$735,832	$724,441	$2,284,681	$2,239,941
Broadcast Media Group	37,998	34,846	115,024	104,977
Total	$773,830	$759,287	$2,399,705	$2,344,918

OPERATING PROFIT (LOSS)
News Media Group (a)	$85,843	$94,317	$331,545	$353,973
Broadcast Media Group	9,235	7,452	28,619	22,703
Corporate	(10,787)	(9,032)	(34,954)	(31,587)
Total	84,291	92,737	325,210	345,089

Net income/(loss) from joint ventures	1,691	130	1,132	(5,388)
Interest expense, net	10,080	11,138	30,753	34,424
Other income	4,073	1,250	6,573	12,027
Income before income taxes and minority interest taxes	79,975	82,979	302,162	317,304
Income taxes	31,620	32,779	119,397	125,331
Minority interest in net income of subsidiaries	83	80	381	178

Net Income	$48,272	$50,120	$182,384	$191,795

(a)       For the first nine months of 2003, the News Media Group operating profit includes a $9.5 million net benefit related to the reimbursement of printing plant remediation expenses and a charge associated with the closing of a job fair business.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form
10-Q for more information on the Company’s reportable segments.

13.                                 Contingent Liabilities

New Headquarters Building

The Company is in the process of developing a 1.54 million square foot condominium office building (the “Building”) in New York City that will serve as its new headquarters.  In December 2001, a wholly-owned subsidiary of the Company (“NYT”), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, “FC”) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.

The Building Partnership is a New York limited liability company and a separate and distinct legal entity from the Company.  NYT’s and FC’s percentage interests in the Building Partnership are approximately 58% and 42%.  Due to the Company’s majority interest, 100% of the financial position and results of operations of the Building Partnership are consolidated with those of the Company, and FC’s minority interest in the Building Partnership is included in “Minority Interest” in the Company’s Condensed Consolidated Balance Sheets as of September 26, 2004, and December 28, 2003, and in “Minority interest in net income of subsidiaries” in the Condensed Consolidated Statements of Income for the periods ended September 26, 2004, and September 28, 2003.

In December 2001, the Building Partnership entered into a land acquisition and development agreement (“LADA”) for the Building site with a New York State agency, which subsequently acquired title to the site through a condemnation proceeding.  Pursuant to the LADA, the Building Partnership was required to fund all costs of acquiring the Building site, including the purchase price of approximately $86 million, and certain additional amounts (“excess site acquisition costs”) to be paid in connection with the condemnation proceeding.  NYT and FC were required to post letters of credit for these acquisition costs.  As of September 26, 2004, approximately $17 million remained undrawn on a letter of credit posted by the Company on behalf of NYT and approximately $13 million remained undrawn on a letter of credit posted by Forest City Enterprises, Inc. (“FCE”) on behalf of FC.

On September 24, 2003, the Building Partnership obtained vacant possession of the Building site, and the New York State agency leased the site to the Building Partnership under a 99-year lease (the “Ground Lease”).  Under the terms of the Ground Lease, no fixed rent is payable, but the Building Partnership is required to make payments in lieu of real estate taxes (“PILOT”), pay percentage (profit) rent with respect to retail portions of the Building, and make certain other payments over the term of the Ground Lease.  The Building Partnership receives credits for its excess site acquisition costs against 85% of the PILOT payments.  The Ground Lease gives the Building Partnership or its designee the option to purchase the Building site after 29 years for nominal consideration.

In August 2004, the Building Partnership commenced construction of the Building and, under the Ground Lease is required to complete construction within 36 months following construction commencement, subject to certain extensions.  The Company and FCE have guaranteed the Building Partnership’s obligation to complete construction of the Building in accordance with the Ground Lease.

Pursuant to the Operating Agreement of the Building Partnership, dated December 12, 2001, and amended June 25, 2004 (the “Operating Agreement”), the funds for construction of the Building are to be provided through a construction loan and capital contributions of NYT and FC.  On June 25, 2004, the Building Partnership closed a construction loan with GMAC Commercial Mortgage Corporation (the “construction lender”), which will provide a loan of up to $320 million (the “construction loan”), secured by the Building, for construction of the Building’s core and shell as well as other development costs.  NYT has elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs.  The Company will fund such contributions from internally generated cash, including the sale proceeds of its existing headquarters, and external financing sources.  FC’s share of the total costs of the Building will be funded through capital contributions and the construction loan.

Under the terms of the Operating Agreement and the construction loan, NYT is required to fund all of its construction equity related to construction of the core and shell as well as other development costs prior to the funding of the construction loan.  As of September 26, 2004, NYT’s remaining construction equity requirement related to construction of the core and shell as well as other development costs was approximately $205 million.  This requirement has been guaranteed by the Company and is backed by a standby letter of credit of $199 million, the amount of which will decline on a monthly basis as capital contributions are made.  Because NYT is funding its construction equity first, a portion of those funds will be used to fund FC’s share of Building costs (the “FC funded share”) prior to commencement of funding of the construction loan.  The FC funded share will bear interest at the construction loan rate and will be repaid to NYT out of construction loan draws.  FC’s interest in the Building Partnership has been pledged to NYT to secure repayment of the FC funded share.

The construction loan, made through a building loan agreement and a project loan agreement, bears interest at an initial annual rate of LIBOR plus 265 basis points and will mature on July 1, 2008, subject to the Building Partnership’s right to extend the maturity date for two six-month periods upon the satisfaction of certain terms and conditions.  FCE has provided the construction lender with a guaranty of completion with respect to the Building conditioned upon the availability of the construction loan and NYT construction capital contributions.  In addition, the Company has provided the construction lender with a guaranty of NYT’s obligation to complete the interior construction of the NYT portions of the Building.

Upon substantial completion of the Building’s core and shell, the Building will be converted to a leasehold condominium, and the Building Partnership will be dissolved.  At such time, ownership of the leasehold condominium units will transfer from the Building Partnership to NYT and FC.

Under the terms of the Operating Agreement and the construction loan, the lien of the construction loan will be released from the NYT condominium units upon substantial completion of the Building’s core and shell but will remain upon the FC condominium units until the construction loan is repaid in full.  If FC is unable to obtain other financing to repay the construction loan upon substantial completion of the Building’s core and shell, the Company is required to make a loan (the “extension loan”) to FC of approximately $119.5 million to pay a portion of the construction loan balance.  The extension loan will have a maturity date of five years following substantial completion of the core and shell of the Building, bear interest at 1% per annum in excess of the construction loan rate, and be secured by a second mortgage lien on the FC condominium units.

In January 2004, the Building Partnership entered into a construction management agreement with AMEC Construction Management, Inc., a construction manager, for the construction of the core and shell of the Building at a guaranteed maximum price of approximately $353 million.

Capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures

(Dollars in millions)	NYT	FC	Total
2001-2003	$96	$88	$184
2004	$55-$65	$27-$37	(a)$82-$102
Beyond 2004	(b)$425-$445	$279-$299	$704-$744
Total	(c)$576-$606	$394-$424	$970-$1,030

(a)       Approximately $61 million was incurred as of September 26, 2004 (approximately $33 million incurred by NYT and approximately $28 million incurred by FC).

(b)       This amount is net of estimated sale proceeds from the Company’s existing headquarters (see below).

(c)        Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

During the third quarter of 2004, the Company started marketing for sale its existing headquarters in New York City.  The Company expects to complete the sale by the end of the first quarter of 2005 and, therefore, intends to lease back the existing headquarters from the buyer until the Company occupies its new headquarters, which is expected to be in 2007.

Capital expenditures attributable to NYT’s interest in the Building are included in ‘‘Property, plant and equipment’’ and capital expenditures attributable to FC’s interest in the Building are included in ‘‘Miscellaneous assets’’ in the Company’s Condensed Consolidated Balance Sheets as of September 26, 2004, and December 28, 2003.

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition (the “National Edition printers”).  In accordance with accounting principles generally accepted in the United States of America, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of September 26, 2004, and December 28, 2003.

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (the “credit facility guarantee”).  The total amount of the credit facility guarantee was $20 million as of September 26, 2004.  The amount outstanding under the credit facility, which expires in April 2005 and is renewable, was approximately $18 million as of September 26, 2004.  The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms.  The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of four property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the “property lease guarantees”).  The total amount of the property lease guarantees was approximately $5 million as of September 26, 2004.  The property leases expire at various dates through May 2009.  The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of a equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the “equipment lease guarantee”).  The total amount of the equipment lease guarantee was approximately $4 million as of September 26, 2004.  The equipment lease expires in March 2011 but is cancelable in March 2006.  The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.  The Company was released from another equipment lease guarantee ($5 million) during the third quarter of 2004 because the remaining amount due under the equipment lease was paid.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the “debt guarantee”).  The total amount of the debt guarantee was approximately $7 million as of September 26, 2004.  The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability is included in the Company’s Condensed Consolidated Balance Sheet as of September 26, 2004.

There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company.  These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made.  It is the opinion of management after reviewing these actions with legal counsel to the Company that the ultimate liability that might result from these actions would not have a material adverse effect on the Company’s Condensed Consolidated Financial Statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Business

The core purpose of The New York Times Company (the “Company”) is to enhance society by creating, collecting and distributing high-quality news, information and entertainment.  In order to fulfill its mission, the Company must create value for all of the constituents it serves, including its customers, employees and stockholders and the communities in which it operates.  The Company creates value by executing its strategy, which is to operate leading news and advertising media through multiple platforms in the national/global market and in each of the local markets it serves.  In addition, the Company enhances value by controlling costs and implementing process improvement initiatives.  The Company continues to execute its strategy to grow geographically and across platforms.

The Company’s strategy is pursued with a portfolio of properties that serves its customers in print and online as well as in broadcast.  For the first nine months of 2004, the News Media Group (see below) contributed 95% of the Company’s total revenues and the Broadcast Media Group accounted for the remaining 5%.  Advertising revenues cause the Company’s quarterly consolidated results to vary by season.  Second-quarter and fourth-quarter advertising volume is traditionally higher than first-quarter and third-quarter volume since economic activity tends to be lower during the winter and summer.

Beginning in the third quarter of 2004, the Company changed its reportable segments formerly known as the Newspaper Group and New York Times Digital (“NYTD”).  The change consisted of combining NYTD’s digital operations with their related print businesses (The New York Times and The Boston Globe), thereby creating the News Media Group.  The aggregation of the Company’s print and digital businesses in this manner reflects the Company’s organizational structure and its business strategy, which emphasizes a multiple-media platform approach pursuing both audiences and advertisers within the markets in which the Company competes.  The business model of each of the Company’s segments is summarized below:

The News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com and the International Herald Tribune (the “IHT”); the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, consisting of 15 other newspapers (the “Regionals”) and its related digital properties).  The News Media Group derives the majority of its revenues by offering advertisers a means (print and online) to promote their brands, products and services to the buying public.  For the first nine months of 2004, approximately 64% of the News Media Group’s revenues were from advertising.  The News Media Group also derives revenues by offering the public a source of timely news and editorial materials, as well as information on products sold by advertisers.  For the first nine months of 2004, approximately 29% of the News Media Group’s revenues were from circulation.  Other revenues, which makes up the remainder of revenues, primarily consists of revenues from wholesale delivery operations, news services and direct marketing.  The News Media Group’s main operating expenses are employee-related costs, which include compensation and benefits, and raw materials, primarily newsprint.

Broadcast Media Group (consisting of eight network-affiliated television stations, two radio stations and their related digital operations).  The Broadcast Media Group derives almost all of its revenues (95% for the first nine months of 2004) from the sale of commercial time to advertisers.  The Broadcast Media Group’s main operating expenses are employee-related costs and programming costs.

The Company’s strategy is also pursued through its 50% interest in the Discovery Times Channel, a digital cable television channel, and its interest of approximately 17% in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and 80% of the New England Sports Network, a regional cable sports network.  The Company also has investments in a Canadian newsprint company, Donohue Malbaie Inc., and a partnership, Madison Paper Industries, operating a supercalendared paper mill in Maine.

2004 Highlights

Below are highlights for the third quarter and first nine months of 2004.  See the remaining portion of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details on the items discussed below as well as additional information.

•                  Advertising revenues grew approximately 4% in the third quarter and first nine months of 2004 over the prior-year periods.  Advertising revenues improved at each of the Company’s business segments in the third quarter and first nine months of 2004.  In October, advertising revenues grew at a faster year-over-year rate than in September although the advertising environment remains uncertain and month-to-month variability is significant.

•                  Circulation revenues in the third quarter and first nine months of 2004 were at approximately the same levels as they were in the prior-year periods.  Higher circulation revenues at the Globe, primarily due to price increases, were offset by lower circulation revenues at The Times and the Regionals, primarily due to a decrease in copies sold.

•                  Total costs and expenses rose approximately 3% in the third quarter and 4% in the first nine months of 2004.  The increase in costs and expenses in the third quarter was mainly because of increased newsprint expense, higher outside printing costs related to investments at The Times and the IHT and higher promotion costs.  For the first nine months of 2004, cost and expenses were higher mainly because of increases in costs and expenses described in the third quarter of 2004 as well as higher compensation expense.

•                  Earnings per share (“EPS”) were $.33 per share, on a diluted basis, in the third quarter of 2004 and in the third quarter of 2003.

•                  In the first nine months of 2004, EPS decreased approximately 3% to $1.21 per share from $1.25 per share in the first nine months of 2003.  EPS in the first nine months of 2004 would have increased approximately 3% compared with the same period last year had the first nine months of 2003 not included a net benefit of $.07 per share ($17.8 million pre-tax, $10.7 million after tax) from the following three items:

Included in Costs and Expenses (a net benefit of $9.5 million):

•                  Reimbursement of printing plant remediation expenses

•                  Charge for closing of a job fair business

Included in Other Income (a benefit of $8.3 million):

•                  Forfeiture of an advertising credit

•                  In order to generate greater revenue gains going forward, the Company continued with its plans to increase the number and color capacity of The Times’s national print sites, redesign key editorial sections and enhance its content, as well as to grow the IHT and NYTimes.com.  While these revenue-generating initiatives and similar efforts at our other businesses do result in increased expenses, they are expected to provide greater revenue growth in the future.

Recent Development

In November 2004, the Company announced its plans to restructure New York Times Television, its television production operations, whose results were included in the News Media Group.  The Company will record an immaterial charge in the fourth quarter of 2004 in connection with the restructuring.

Trends and Uncertainties

The Company’s Annual Report on Form 10-K for the year ended December 28, 2003, details the Company’s trends and uncertainties.  As of September 26, 2004, there have been no material changes in the Company’s trends and uncertainties from December 28, 2003.

2004 Guidance

The key financial measures discussed in the table below are in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

A summary of guidance on key financial measures for 2004, on a GAAP basis, is shown below.  There have been no changes in guidance since the Company provided it on September 20, 2004.

Item	2004 Guidance
Total Company Advertising Revenues	Growth rate expected to be in the low- to mid-single digits
News Media Group Circulation Revenues (Formerly Newspaper Group)	Expected to be on a par with 2003
Newsprint Cost Per Ton	Growth rate expected to be in the low teens
Total Company Expenses	Growth rate expected to be in the low- to mid-single digits
Depreciation & Amortization	$145 to $150 million
Capital Expenditures (a)	$175 to $205 million
Net Loss from Joint Ventures	Breakeven to a loss of $5 million
Interest Expense	$42 to $46 million
Tax Rate	39.5%
Diluted Earnings Per Share	EPS expected to be at or slightly below the $1.98 in 2003

(a)       Capital expenditures in 2004 related to the Company’s interest in a new headquarters are expected to be $55 to $65 million. The Company expects to occupy its new headquarters in 2007.

RESULTS OF OPERATIONS

Overview

The following table presents the Company’s consolidated financial results for the third quarter and first nine months of 2004 and 2003.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	% Change	September 26, 2004	September 28, 2003	% Change

REVENUES
Advertising	$498,205	$480,385	3.7	$1,578,743	$1,524,103	3.6
Circulation	220,539	220,451	0.0	660,938	662,756	(0.3)
Other	55,086	58,451	(5.8)	160,024	158,059	1.2
Total	$773,830	$759,287	1.9	$2,399,705	$2,344,918	2.3

COSTS AND EXPENSES
Production costs
Raw materials	73,328	65,922	11.2	215,435	199,677	7.9
Wages and benefits	165,127	166,820	(1.0)	510,749	502,339	1.7
Other	126,114	118,116	6.8	371,323	351,346	5.7
Total	364,569	350,858	3.9	1,097,507	1,053,362	4.2
Selling, general and administrative expenses	324,970	315,692	2.9	976,988	946,467	3.2
Total	689,539	666,550	3.4	2,074,495	1,999,829	3.7
OPERATING PROFIT	84,291	92,737	(9.1)	325,210	345,089	(5.8)
Net income/(loss) from joint ventures	1,691	130	*	1,132	(5,388)	*
Interest expense, net	10,080	11,138	(9.5)	30,753	34,424	(10.7)
Other income	4,073	1,250	*	6,573	12,027	(45.3)

Income before income taxes and minority interest	79,975	82,979	(3.6)	302,162	317,304	(4.8)
Income taxes	31,620	32,779	(3.5)	119,397	125,331	(4.7)
Minority interest in net income of subsidiaries	83	80	3.8	381	178	*

NET INCOME	$48,272	$50,120	(3.7)	$182,384	$191,795	(4.9)

*   Represents an increase or decrease in excess of 100%.

Revenues

Revenues, for the third quarter and first nine months of 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	% Change	September 26, 2004	September 28, 2003	% Change

Revenues:
News Media Group	$735,832	$724,441	1.6	$2,284,681	$2,239,941	2.0
Broadcast Media Group	37,998	34,846	9.0	115,024	104,977	9.6

Total	$773,830	$759,287	1.9	$2,399,705	$2,344,918	2.3

News Media Group: Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	% Change	September 26, 2004	September 28, 2003	% Change

The New York Times Media Group
Advertising	$263,323	$257,520	2.3	$861,984	$842,869	2.3
Circulation	154,052	155,430	(0.9)	459,554	467,672	(1.7)
Other	40,199	44,467	(9.6)	114,067	117,602	(3.0)
Total	$457,574	$457,417	0.0	$1,435,605	$1,428,143	0.5

New England Media Group
Advertising	$114,374	$109,201	4.7	$350,801	$337,008	4.1
Circulation	45,631	43,979	3.8	136,013	129,056	5.4
Other	8,383	8,420	(0.5)	26,496	24,243	9.3
Total	$168,388	$161,600	4.2	$513,310	$490,307	4.7

Regional Media Group
Advertising	$84,448	$80,454	5.0	$256,489	$244,099	5.1
Circulation	20,856	21,042	(0.9)	65,371	66,028	(1.0)
Other	4,566	3,928	16.2	13,906	11,364	22.4
Total	$109,870	$105,424	4.2	$335,766	$321,491	4.4

Total News Media Group
Advertising	$462,145	$447,175	3.3	$1,469,274	$1,423,976	3.2
Circulation	220,539	220,451	0.0	660,938	662,756	(0.3)
Other	53,148	56,815	(6.5)	154,469	153,209	0.8
Total	$735,832	$724,441	1.6	$2,284,681	$2,239,941	2.0

Advertising Revenues

Advertising revenues increased in the third quarter and first nine months of 2004 compared with the third quarter and first nine months of 2003, primarily due to higher advertising rates.  Total advertising volume for the News Media Group in the third quarter and first nine months of 2004 remained flat.

Advertising revenues at The New York Times Media Group were higher in the third quarter and first nine months of 2004 compared with the third quarter and first nine months of 2003, mainly due to increases in national advertising revenues partially offset by a decrease in classified advertising revenues.

The New England Media Group advertising revenues were higher in the third quarter and first nine months of 2004 compared with the same periods in 2003 primarily due to increased classified advertising revenues partially offset by lower national advertising revenues.

Advertising revenues at the Regional Media Group were higher in the third quarter of 2004 compared with the third quarter of 2003 mainly due to increases in national advertising revenues and other advertising revenues from its local magazines.  National advertising increased in the third quarter of 2004 at the Regionals, which includes four newspapers in Florida, due to gains in insurance and other advertising resulting from the hurricanes.  Advertising revenues were higher in the first nine months of 2004 compared with the same period last year primarily due to increases in classified advertising revenues and other advertising revenues from the Regional’s local magazines.

The News Media Group’s Internet advertising revenues, which are included in the table above, increased 32.0% and 38.6% in the third quarter and first nine months of 2004 compared with the same periods in 2003. The increase were due to growth in all categories.

Print advertising volume, for the third quarter and first nine months of 2004 and 2003, for the News Media Group was as follows:

	Three Months Ended			Nine Months Ended
(Inches in thousands, preprints in thousands of copies)	September 26, 2004	September 28, 2003	% Change	September 26, 2004	September 28, 2003	% Change

Total News Media Group
National (a)	561.7	547.1	2.7	1,802.7	1,807.3	(0.3)
Retail	1,516.2	1,522.7	(0.4)	4,655.5	4,731.0	(1.6)
Classified	2,396.1	2,478.4	(3.3)	7,365.4	7,449.2	(1.1)
Part Run/Zoned	508.5	478.3	6.3	1,622.7	1,527.3	6.2
Total	4,982.5	5,026.5	(0.9)	15,446.3	15,514.8	(0.4)
Preprints	669,842	637,132	5.1	2,009,953	1,975,079	1.8

(a)  Includes all advertising volume from the IHT.

Circulation Revenues

Circulation revenues in the third quarter and first nine months of 2004 were at approximately the same levels as they were in the prior-year periods.  Higher circulation revenues at the New England Media Group, primarily due to price increases, were offset by lower circulation revenues at The Times and the Regionals, primarily due to a decrease in copies sold.

Broadcast Media Group: Broadcast Media Group revenues rose 9.0% in the third quarter of 2004 to $38.0 million from $34.8 million in the third quarter of 2003, and increased 9.6% to $115.0 million for the first nine months of 2004 from $105.0 million in the same period last year, primarily due to increased political advertising revenues and higher levels of automotive and furniture advertising.  Political advertising was $3.9 million in the third quarter of 2004 compared with $1.6 million in the prior year third quarter, and $9.6 million for the first nine months of 2004 compared with $2.7 million for the same period last year.

Costs and Expenses

Costs and expenses for the third quarter and first nine months of 2004 and 2003 were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	% Change	September 28, 2003	September 26, 2004	% Change

Production costs:
Raw materials	$73,328	$65,922	11.2	$215,435	$199,677	7.9
Wages and benefits	165,127	166,820	(1.0)	510,749	502,339	1.7
Other	126,114	118,116	6.8	371,323	351,346	5.7
Total production costs	364,569	350,858	3.9	1,097,507	1,053,362	4.2
Selling, general and administrative expenses	324,970	315,692	2.9	976,988	946,467	3.2
Total	$689,539	$666,550	3.4	$2,074,495	$1,999,829	3.7

Total production costs increased in the third quarter of 2004 compared with the corresponding period in 2003, mainly because of increased newsprint expense and higher outside printing costs related to investments at The Times and the IHT.  Compensation expense decreased in the third quarter of 2004 compared with the 2003 third quarter due to a benefit in 2004 from the settlement of a long-term labor union agreement.  Total production costs increased in the first nine months of 2004 compared with the first nine months of 2003, mainly because of increased newsprint expense, higher outside printing costs related to investments at The New York Times and the IHT and higher compensation expense.

Newsprint expense rose 9.8% in the third quarter of 2004 compared with the 2003 third quarter, due to an 8.1% increase from higher prices and a 1.7% increase stemming from higher consumption.  For the first nine months of

2004, newsprint expense increased 7.4% compared with the first nine months of 2003, primarily due to a 7.8% increase from higher prices and a 0.4% decrease from lower consumption.

Selling, general and administrative (“SGA”) expenses increased 2.9% in the third quarter and 3.2% for the first nine months of 2004 compared with the corresponding periods in 2003.  Excluding the reimbursement for printing plant remediation expenses and the charge for the closing of a small job fair business (a net benefit of $9.5 million) in the first nine months of 2003, SGA expenses increased 2.2% in the first nine months of 2004 compared with the first nine months of 2003.  These increases were mainly because of higher compensation, promotion and distribution costs.

The following table sets forth consolidated costs and expenses for the third quarter and first nine months of 2004 and 2003, by reportable segment and the Company as a whole.  The reasons underlying the period-to-period changes in each segment’s cost and expenses are discussed below under “Operating Profit”.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	% Change	September 26, 2004	September 28, 2003	% Change
Costs and expenses:
News Media Group	$649,989	$630,124	3.2	$1,953,136	$1,885,968	3.6
Broadcast Media Group	28,763	27,394	5.0	86,405	82,274	5.0
Corporate	10,787	9,032	19.4	34,954	31,587	10.7
Total	$689,539	$666,550	3.4	$2,074,495	$1,999,829	3.7

Operating Profit

Consolidated operating profit, in the third quarter and first nine months of 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	% Change	September 26, 2004	September 28, 2003	% Change
Operating Profit (Loss):
News Media Group	$85,843	$94,317	(9.0)	$331,545	$353,973	(6.3)
Broadcast Media Group	9,235	7,452	23.9	28,619	22,703	26.1
Corporate	(10,787)	(9,032)	19.4	(34,954)	(31,587)	10.7
Operating Profit	$84,291	$92,737	(9.1)	$325,210	$345,089	(5.8)

Operating profit for the News Media Group decreased in the third quarter of 2004 as higher advertising revenues were more than offset by increased newsprint expense, higher outside printing costs related to investments at The Times and the IHT and higher promotion costs.  Compensation expense in the third quarter of 2004 decreased compared with the 2003 third quarter due to a benefit from the settlement of a long-term labor union agreement.  Operating profit decreased in the first nine months of 2004, as higher advertising revenues were more than offset by an increase in costs and expenses described in the third quarter of 2004 as well as higher compensation expense and distribution costs.  Additionally, the first nine months of 2003 includes the $9.5 million net benefit from the items included in the costs and expenses discussed in the “2004 Highlights” section above, which makes the comparison less favorable for the first nine months of 2004.

The Broadcast Media Group’s operating profit increased in the third quarter and first nine months of 2004 primarily because of increased political advertising revenues and higher levels of automotive and furniture advertising.

Non-operating Items

Joint Ventures

The Company recorded income from joint ventures of $1.7 million in the third quarter of 2004 and $1.1 million for the first nine months of 2004 compared with income from joint ventures of $0.1 million in the third quarter of 2003 and a loss of $5.4 million for the first nine months of 2003.  The increase in income in 2004 resulted from favorable results at most of the properties in which the Company has equity interests.

Interest Expense, Net

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Interest expense	$12,757	$12,952	$37,195	$39,087
Interest income	(452)	(557)	(1,049)	(1,489)
Capitalized interest	(2,225)	(1,257)	(5,393)	(3,174)
Interest expense, net	$10,080	$11,138	$30,753	$34,424

“Interest expense, net” decreased in the third quarter of 2004 compared with the third quarter of 2003, mainly due to higher levels of capitalized interest related to the Company’s new headquarters.  For the first nine months of 2004 compared with the same period of 2003, “Interest expense, net” decreased because of lower levels of debt outstanding and higher levels of capitalized interest related to the Company’s new headquarters (see Note 13 of the Notes to the Condensed Consolidated Financial Statements).

Other Income

“Other income” in the Company’s Condensed Consolidated Statements of Income includes the following items:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Non-compete agreement	$1,250	$1,250	$3,750	$3,750
Advertising credit (a)	2,823	—	2,823	8,277
Other income	$4,073	$1,250	$6,573	$12,027

(a)          Related to credits for advertising issued by the Company, which were not used within the allotted time by the advertiser.

EBITDA

The Company believes that EBITDA (earnings before interest, taxes, depreciation and amortization), a non-GAAP financial measure, is a useful metric for evaluating its financial performance because of its focus on the Company’s results from operations before depreciation and amortization.

EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies.  These groups use EBITDA, along with other measures, to estimate the value of a company and evaluate a company’s ability to meet its debt service requirements.  The EBITDA presented may not be comparable to similarly titled measures reported by other companies.  The Company believes that EBITDA, while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined under GAAP.

The Company’s EBITDA, as well as a reconciliation of EBITDA to net income in the third quarter and first nine months of 2004 and 2003, is provided below.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

EBITDA	$125,242	$131,099	$441,530	$461,865
Depreciation and amortization	(35,375)	(37,118)	(109,316)	(110,425)
Interest expense, net	(10,080)	(11,138)	(30,753)	(34,424)
Income taxes (a)	(31,515)	(32,723)	(119,077)	(125,221)
Net income	$48,272	$50,120	$182,384	$191,795

(a)          Includes income taxes of minority holders netted within “Minority interest in net income of subsidiaries” in the Condensed Consolidated Statements of Income.  These income taxes were $105,000 and $56,000 in the third quarters of 2004 and 2003 and $320,000 and $110,000 for the first nine months of 2004 and 2003.

EBITDA decreased 4.5% in the third quarter of 2004 compared with the 2003 third quarter mainly because of higher expenses, which were partially offset by higher advertising revenues and a gain from the expiration of an unused advertising credit.  EBITDA decreased 4.4% in the first nine months of 2004 compared with the first nine months of 2003 primarily because of the net benefit in the first nine months of 2003 of $17.8 million resulting from the items discussed in the “2004 Highlights” section above, which makes this year’s comparison less favorable.

Consolidated depreciation and amortization, for the third quarter and first nine months of 2004 and 2003, by reportable segment and for the Company as a whole, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	% Change	September 26, 2004	September 28, 2003	% Change
Depreciation and amortization:
News Media Group	$30,195	$32,047	(5.8)	$93,212	$95,193	(2.1)
Broadcast Media Group	2,057	2,284	(9.9)	6,849	6,848	0.0
Corporate	3,123	2,787	12.1	9,255	8,384	10.4
Depreciation and amortization	$35,375	$37,118	(4.7)	$109,316	$110,425	(1.0)

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company expects its cash balance, cash provided from operations and available third-party financing, described below, to be sufficient to meet its normal operating commitments and debt requirements, to fund planned capital expenditures, to repurchase shares of its Class A Common Stock, to pay dividends to its stockholders and to make contributions to its pension plans.

The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in the open market or through private transactions, and these repurchases may be suspended from time to time or discontinued.  During the first nine months of 2004, the Company repurchased 5.6 million shares of Class A Common Stock at a cost of approximately $243 million.  In 2003 the Company repurchased 4.6 million shares of Class A Common Stock at a cost of approximately $209 million.  The Company expects dividends to increase to approximately $90 million in 2004 from approximately $86 million in 2003 as the Company’s Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company’s Class A and Class B Common Stock from $.145 per share to $.155 per share effective with the June 2004 dividend.  The Company did not make any contributions to its pension plans in the first nine months of 2004 but expects to make a tax-deductible contribution in the range of $50 to $60 million in the fourth quarter of 2004.

New Building

The Company is in the process of developing its new headquarters building in New York City (the “Building”), which it currently anticipates occupying in 2007.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Building and the construction financing described below.

The funds for construction of the Building are to be provided through a construction loan and capital contributions of a wholly-owned subsidiary of the Company (“NYT”) and FC Lion LLC (“FC”), the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.  On June 25, 2004, the Building Partnership closed a construction loan of up to $320 million (the “construction loan”), secured by the Building, for construction of the Building’s core and shell and other development costs.  NYT has elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs.  The Company will fund such contributions from internally generated cash, including the sale proceeds of its existing headquarters, and external financing sources.  FC’s share of the total costs of the Building will be funded through capital contributions and the construction loan.

Under the terms of the Building Partnership’s operating agreement and the construction loan, NYT is required to fund all of its construction equity related to construction of the core and shell as well as other development cost prior to the funding of the construction loan.  As of September 26, 2004, NYT’s remaining construction equity requirement related to construction of the core and shell as well as other development costs was approximately $205 million.  This requirement has been guaranteed by the Company and is backed by a standby letter of credit of $199 million, the amount of which will decline on a monthly basis as capital contributions are made.  Because NYT is funding its construction equity first, a portion of those funds will be used to fund FC’s share of Building costs (the “FC funded share”) prior to commencement of funding of the construction loan.  The FC funded share will bear interest at the construction loan rate and will be repaid to NYT out of construction loan draws.  FC’s interest in the Building Partnership has been pledged to NYT to secure repayment of the FC funded share.

Capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures

(Dollars in millions)	NYT	FC	Total
2001-2003	$96	$88	$184
2004	$55-$65	$27-$37	(a)$82-$102
Beyond 2004	(b)$425-$445	$279-$299	$704-$744
Total	(c)$576-$606	$394-$424	$970-$1,030

(a)       Approximately $61 million was incurred as of September 26, 2004 (approximately $33 million incurred by NYT and approximately $28 million incurred by FC).

(b)       This amount is net of estimated sale proceeds from the Company’s existing headquarters (see below).

(c)        Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

During the third quarter of 2004, the Company started marketing for sale its existing headquarters in New York City.  The Company expects to complete the sale by the end of the first quarter of 2005 and, therefore, intends to lease back the existing headquarters from the buyer until the Company occupies its new headquarters, which is expected to be in 2007.

Capital Resources

Sources and Uses of Cash

Cash flows for the first nine months of 2004 and 2003 were as follows:

	For the Nine Months Ended
(Dollars in thousands)	September 26, 2004	September 28, 2003	% Change
Operating Activities	$368,360	$415,532	(11.4)
Investing Activities	$(127,281)	$(205,772)	(38.1)
Financing Activities	$(249,630)	$(210,936)	18.3

Operating Activities

The primary source of the Company’s liquidity is cash flows from operating activities.  The key component of operating cash flow is cash receipts from advertising customers.  Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as wholesale delivery operations and direct marketing.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

 In the first nine months of 2004, the Company had higher net working capital requirements and lower earnings compared with the first nine months of 2003, resulting in a decrease in net cash provided by operating activities.

Investing Activities

Investment cash inflows generally include proceeds from the sale of assets or a business.  Investment cash outflows generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash used in investing activities in the first nine months of 2004 decreased compared with the first nine months of 2003 primarily due to funds used for the acquisition of the IHT in 2003.

Financing Activities

Financing cash inflows generally include borrowings under the Company’s commercial paper program, the issuance of medium-term notes, and funds from stock option exercises and from the sale of stock to employees under the Company’s Employee Stock Purchase Plan.  Financing cash outflows generally include the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of the Company’s Class A Common Stock.

Net cash used in financing activities in the first nine months of 2004 increased compared with the first nine months of 2003.  The Company had commercial paper borrowings of approximately $35 million in the first nine months of 2004 compared with the repayment of approximately $20 million of commercial paper in the same period last year. The Company’s share repurchases totaled approximately $238 million in the first nine months of 2004 compared with share repurchases of approximately $185 million in the same period last year. The net cash provided by commercial paper transactions in the first nine months of 2004 compared with the same period in 2003 was almost entirely offset by the net cash used by share repurchase transactions in the first nine months of 2004 compared with the same period in 2003.

Additionally, the Company had other financing payments-net in the first nine months of 2004 compared with other financing proceeds in the first nine months of 2003 resulting in a net increase in cash used in financing activities.  “Other financing (payments)/proceeds-net” in the Company’s Condensed Consolidated Statement of Cash Flows in the first nine months of 2004 include cash received from the development partner for capital expenditures (approximately $15 million) offset by cash payments made by the Company to the Company’s development partner for its new headquarters for excess capital contributions made (approximately $25 million).  Other financing proceeds in the first nine months of 2003 include cash received of approximately $40 million from the development partner for capital expenditures.

See the Company’s Condensed Consolidated Statements of Cash Flows for additional information on the Company’s sources and uses of cash.

Third-Party Financing

The Company’s total debt, including commercial paper and capital lease obligations, was $987.1 million as of September 26, 2004 compared with $955.3 million as of December 28, 2003.

The Company’s 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, mature on March 15, 2005.  As a result, the Company reclassified these notes from “Long-term debt” to “Current portion of long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheets in the first quarter of 2004.  Although the Company has not committed to a plan to pay this amount due, the Company believes that its cash from operations and third-party financing, as described below, will be more than sufficient to meet this commitment.

The Company has the following financing sources available to supplement cash flows from operations:

•                  A commercial paper facility,

•                  Revolving credit agreements, and

•                  Medium-term notes.

Commercial Paper

The Company’s liquidity requirements may be funded through the issuance of commercial paper.  The Company’s $600.0 million commercial paper program is supported by its revolving credit agreements discussed below.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.  The Company had $262.7 million in commercial paper outstanding as of September 26, 2004, with an annual weighted average interest rate of 1.7% and an average of 14 days to maturity from original issuance.

Revolving Credit Agreements

The primary purpose of the Company’s revolving credit agreements is to support the Company’s commercial paper program.  The Company has available to borrow under its revolving credit agreements a total of $670.0 million.  In May 2004 the Company terminated its one-year $330.0 million revolving credit agreement and entered into a $400.0 million five-year revolving credit agreement that extends to May 2009.  The Company increased the amount available and extended the maturity date under its revolving credit agreement to provide the Company with additional borrowing flexibility.  The Company’s multi-year $270.0 million credit agreement remains unchanged, maturing in June 2006.  There were no borrowings outstanding under the revolving credit agreements as of September 26, 2004.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders’ equity.  As of September 26, 2004, the amount of stockholders’ equity in excess of the required levels was $356.1 million.

Medium-Term Notes

The Company’s liquidity requirements may also be funded through the public offer and sale of notes under the Company’s $300.0 million medium-term note program.  An additional $225.0 million of medium-term notes may be issued from time to time pursuant to the Company’s current effective shelf registration.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

The Company’s contractual obligations and off-balance sheet arrangements are detailed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.  As of September 26, 2004, the Company’s contractual obligations and off-balance sheet arrangements have not materially changed from December 28, 2003.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.  As of September 26, 2004, the Company’s critical accounting policies have not changed from December 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-1 (“FSP 106-1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”).  In May 2004 the FASB issued FSP No.106-2 (“FSP 106-2”), which superseded FSP 106-1.  FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2.  FSP 106-2 is effective for the interim or annual period beginning after June 15, 2004.  See Note 8 of the Notes to the Condensed Consolidated Financial Statements for the effect of the adoption of FSP 106-2 on the Company’s Condensed Consolidated Financial Statements.

FACTORS THAT COULD AFFECT OPERATING RESULTS

Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements.  These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company’s various markets and material increases in newsprint prices.  They also include other risks detailed from time to time in the Company’s publicly-filed documents, including the Company’s Annual Report on Form 10-K for the year ended December 28, 2003.  The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 28, 2003, details the Company’s disclosures about market risk.  As of September 26, 2004, there have been no material changes in the Company’s market risk from December 28, 2003.

Item 4.           Controls and Procedures

Russell T. Lewis, the Company’s Chief Executive Officer, and Leonard P. Forman, the Company’s Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 26, 2004.  Based on such evaluation, each of Messrs. Lewis and Forman concluded that the Company’s disclosure controls and procedures were effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
June 28, 2004 – August 1, 2004	1,453,900	$42.95	1,453,900	$315,100,000
August 2, 2004 – August 29, 2004	817,600	$41.23	817,600	$281,400,000
August 30, 2004 – September 26, 2004	728,700	$40.56	728,700	$251,800,000
Total for the third quarter of 2004	3,000,200	$41.90	3,000,200	$251,800,000

____________________________

(1) All purchases were made pursuant to the Company’s publicly announced share repurchase program.  On April 13, 2004, the Board of Directors (the “Board”) authorized repurchases in an amount up to $400 million.  As of October 29, 2004, the Company has authorization from its Board to repurchase an amount of up to $230 million of its Class A Common Stock.  The Board has authorized the Company to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

Item 6.  Exhibits

Exhibits

10	Letter Agreement, dated as of July 19, 2004, between the Company and Russell T. Lewis

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification

31.2	Rule 13a – 14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: November 5, 2004	/s/	Leonard P. Forman
Leonard P. Forman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended September 26, 2004

Exhibit No.

10	Letter Agreement, dated as of July 19, 2004, between the Company and Russell T. Lewis

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification

31.2	Rule 13a – 14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002