Form 10-K
period 2004-12-26
NEW YORK TIMES CO
filed 2005-02-24
CIK 71691

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2004	COMMISSION FILE NUMBER 1-5837

The New York Times Company
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1102020 (I.R.S. Employer Identification No.)
229 West 43rd Street, New York, N.Y. (Address of principal executive offices)	10036 (Zip code)

Registrant's telephone number, including area code: (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock of $.10 par value	New York Stock Exchange

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

The aggregate market value of Class A Common Stock held by non-affiliates as of June 25, 2004, was approximately $5.42 billion. As of such date, non-affiliates held 82,850 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant's common stock as of February 11, 2005, was as follows: 144,957,155 shares of Class A Common Stock and 839,836 shares of Class B Common Stock.

Document incorporated by reference	Part
Proxy Statement for the 2005 Annual Meeting of Stockholders	III

PART I

ITEM 1. Business.

INTRODUCTION

The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company including newspapers and related Internet businesses, television and radio stations, and forest products and other investments. Financial information about industry segments is incorporated by reference to Note 16 to the Consolidated Financial Statements on pages F-46 to F-48 of this report.

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

In 2004, the Company classified its businesses into the following segments:

•
the News Media Group: The New York Times Media Group, consisting of The New York Times ("The Times"), NYTimes.com, the International Herald Tribune (the "IHT"), a newspaper distributor in the New York City metropolitan area, news, photo and graphics services and news and features syndication; the New England Media Group, consisting of The Boston Globe (the "Globe"), Boston.com and the Worcester Telegram & Gazette, in Worcester, Mass. (the "T&G"); and the Regional Media Group, consisting of 15 newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina and related print and digital businesses.

•
the Broadcast Media Group: television stations WTKR-TV serving Norfolk, Va.; WREG-TV serving Memphis, Tenn.; KFOR-TV serving Oklahoma City, Okla.; WNEP-TV serving Scranton, Penn.; WHO-TV serving Des Moines, Iowa; WHNT-TV serving Huntsville, Ala.; WQAD-TV serving Moline, Ill.; and KFSM-TV serving Fort Smith, Ark; and radio stations WQXR-FM and WQEW-AM in New York City.

Beginning with the third quarter of 2004, the Company changed its reportable segments formerly known as the Newspaper Group and New York Times Digital ("NYTD"). This change consisted of combining NYTD's digital operations with the related print businesses (The Times and the Globe), creating the News Media Group. The aggregation of the Company's print and digital businesses in this manner reflects the Company's organizational structure and its business strategy, which emphasizes a multiple-media platform approach pursuing both audiences and advertisers within the markets in which the Company competes. For comparability, prior year amounts have been reclassed to conform with the 2004 presentation.

Additionally, the Company owns equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine; the Discovery Times Channel ("DTC"), a digital cable television channel; and New England Sports Ventures, LLC ("NESV"), which owns the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network).

Revenue from individual customers, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Seasonal variations in advertising revenues cause the Company's quarterly consolidated results to fluctuate. Second-quarter and fourth-quarter advertising volume is typically higher than first- and third-quarter volume because economic activity tends to be lower during the winter and summer.

RECENT DEVELOPMENTS

On February 17, 2005, the Company announced that it has agreed to purchase About, Inc., an online consumer information provider on a wide variety of topics and interest areas. The purchase price is approximately $410 million and is expected to be funded through a combination of the short-term and long-term debt. The acquisition, which is subject to customary regulatory approval, is expected to be completed by late first quarter or early second quarter of 2005. The acquisition is expected to provide the Company with strategic benefits, including diversifying the Company's advertising base and extending its reach among Internet users.

NEWS MEDIA GROUP

The News Media Group segment consists of The New York Times Media Group, the New England Media Group and the Regional Media Group.

Advertising Revenue

Much of the News Media Group's revenues is derived from advertising sold in its newspapers and other publications and on its Web sites, as discussed below. The Company divides such advertising into three basic categories: national, retail and classified. Advertising revenue also includes preprints, which are advertising supplements. Below is a percentage breakdown of 2004 advertising revenue by division:

				Classified
	National		Retail and Preprint	Help Wanted	Real Estate	Auto	Other	Total Classified	Other Advertising Revenue		Total
The New York Times Media Group	65	[1]%	14%	7%	8%	3%	2%	20%	1%		100%
New England Media Group	26		30	11	12	12	4	39	5		100
Regional Media Group	4		50	11	12	13	6	42	4	[2]	100
Total News Media Group	45		24	9	10	7	3	29	2		100

Advertising revenue and volume information for the News Media Group appears at page F-7 of this Form 10-K.

1
Includes all advertising revenue of the IHT.

2
Primarily includes advertising revenue from the Regional Media Group's magazines and Web sites.

The New York Times Media Group

The New York Times

The Times, a standard-size daily (Monday through Saturday) and Sunday newspaper, commenced publication in 1851.

Circulation

The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 50% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 50% is sold elsewhere. On Sundays, approximately 47% of the circulation is sold in the greater New York City area and 53% elsewhere. According to reports filed with the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2004, The Times had the largest daily and Sunday circulation of all seven-day newspapers in the United States.

The Times's average net paid weekday and Sunday circulations for the years ended December 26, 2004, and December 28, 2003, are shown below:

	Weekday (Mon. - Fri.)	Sunday
	(Thousands of copies)
2004	1,124.7	1,669.7
2003	1,132.0	1,682.1
Change	(7.3)	(12.4)

The declines in weekday and Sunday copies sold in 2004 compared with 2003 were due to slight declines in individually paid circulation partially offset by increases in education and other lower-rate copies.

Approximately 61% of the weekday and 65% of the Sunday circulation were sold through home delivery in 2004; the remainder were sold primarily on newsstands.

Advertising

Advertising rates for The Times increased an average of 6% in January 2004 and 5% in January 2005.

According to data compiled by Competitive Media Reporting, Inc. ("CMR"), an independent agency that measures advertising sales volume and estimates advertising revenue, The Times had a 51.8% market share in 2004 in advertising revenue among a national newspaper set that includes USA Today, The Wall Street Journal and The New York Times. Based on recent data provided by CMR and The Times's internal analysis, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area.

Production and Distribution

The Times is printed at its production and distribution facilities in Edison, N.J., and Flushing, N.Y., as well as under contract at 18 remote print sites across the United States. The Times has announced that it expects to add four contract print sites in 2005, with an additional three planned for 2006.

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

NYTimes.com

The Times's Web site, NYTimes.com, reaches wide audiences across the New York metropolitan region, the nation and around the world. In the United States, according to Nielsen NetRatings, an Internet traffic measurement service, average unique users visiting NYTimes.com reached 9.2 million per month in 2004 compared with 8.9 million per month in 2003. In addition, over 3.2 million people receive requested newsletters from NYTimes.com each day.

NYTimes.com primarily derives its revenue from the sale of advertising. Advertising is sold to both national and local customers and includes Web site display advertising (banners, half-page units, rich media), classified advertising (help-wanted, real estate, automobiles) and contextual advertising (links supplied by Google, an Internet search engine).

International Herald Tribune

The IHT, a daily (Monday through Saturday) newspaper, commenced publishing in Paris in 1887, is printed at 28 sites throughout the world and is sold in more than 185 countries. The IHT's average circulations for the years ended December 26, 2004, and December 28, 2003, following the guidance of Diffusion Controle, an independent Paris-based agency that audits the circulation of most of France's newspapers and magazines, were 240,500 and 233,400, respectively. In 2004, 63% of the circulation was sold in Europe, the Middle East and Africa, 35% was sold in the Asia Pacific region and 2% was sold in the Americas.

Advertising rates for the IHT did not increase in January 2004 and increased between 3% and 8% in January 2005.

Other Businesses

The New York Times Media Group's other businesses include The New York Times Index, which produces and licenses The New York Times Index, a print publication, Digital Archive Distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets, and The New York Times News Services Division. The New York Times News Services Division is made up of Syndication Sales, which transmits articles, graphics and photographs from The Times, the Globe and other publications to approximately 650 newspapers and magazines in the United States and in more than 50 countries worldwide, and markets other supplemental news services and feature material, graphics and photographs from The Times and other leading news sources to newspapers and magazines around the world; and Business Development, which comprises Photo Archives, Times Agency, Book Development and a small publication unit.

New England Media Group

The Globe, Boston.com, and the T&G constitute the Company's New England Media Group. The Globe is a daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1872. The T&G is a daily (Monday through Saturday) newspaper, which began publishing in 1866. Its Sunday companion, the Sunday Telegram, began in 1884.

Circulation

The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area.

The Globe's average net paid weekday and Sunday circulations for the years ended December 26, 2004, and December 28, 2003, are shown below:

	Weekday (Mon.-Fri.)	Sunday
	(Thousands of copies)
2004	454.6	694.3
2003	446.3	694.8
Change	8.3	(0.5)

The increase in weekday copies sold in 2004 compared with 2003 was primarily due to new marketing initiatives and increased sales related to coverage of the Boston Red Sox and the New England Patriots, offset by the effects of a September 2003 home-delivery price increase (daily and Sunday) and the implementation in April 2003 of Massachussetts' "do-not-call" legislation. The decrease in Sunday copies sold by the Globe in 2004 compared with 2003 was primarily due to the effects of a June 2003 single-copy price increase (Sunday only), the September 2003 home-delivery price increase and the implementation of the "do-not-call" legislation, partially offset by increased sales related to coverage of the Boston Red Sox and New England Patriots and marketing initiatives.

Approximately 77% of the Globe's weekday circulation and 68% of its larger Sunday circulation are sold through home delivery; the remainder are sold primarily on newsstands.

The T&G, the Sunday Telegram and several Company-owned non-daily newspapers—some published under the name of Coulter Press—circulate throughout Worcester County and northeastern Connecticut. The T&G's average net paid weekday circulation, for the years ended December 26, 2004 and December 28, 2003, was 103,000 and 102,600, respectively. The T&G's average net paid Sunday circulation, for the years ended December 26, 2004 and December 28, 2003, was 121,300 and 120,700, respectively.

Advertising

Both the Globe and the T&G increased advertising rates in each category of advertising in 2004. On January 1, 2005, the Globe increased General and Classified rates by 4% to 10% and 4% to 5%, respectively, and the T&G increased all advertising rates by 4% to 6%.

Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc. for the year ended December 26, 2004, the Globe ranked first and the T&G ranked ninth in advertising inches among all newspapers published in New England.

Production and Distribution

All editions of the Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Mass. satellite plant. Virtually all of the Globe's home-delivered circulation was delivered in 2004 by a third-party service provider.

All editions of the T&G are printed and prepared for delivery at its plant in Millbury, Mass.

Boston.com

The Globe's Web site, Boston.com, reaches wide audiences in the New England region, the nation and around the world. In the United States, according to Nielsen NetRatings, an Internet traffic measurement service, average unique users visiting Boston.com reached 3.2 million per month in 2004 compared with 2.7 million per month in 2003.

Boston.com primarily derives its revenue from the sale of advertising. Advertising is sold to both national and local customers and includes Web site display advertising, classified advertising and contextual advertising.

Regional Media Group

The Regional Media Group includes 14 daily newspapers, of which 12 publish on Sunday, and one weekly newspaper.

The average weekday and Sunday circulations for the year ended December 26, 2004, for each of these newspapers are shown below:

Daily Newspapers	Daily Circulation	Sunday Circulation	Daily Newspapers	Daily Circulation	Sunday Circulation

The Gadsden Times (Ala.)	22,200	23,900	The Ledger (Lakeland, Fla.)	70,900	88,000
The Tuscaloosa News (Ala.)	34,700	36,600	The Courier (Houma, La.)	18,700	20,000
TimesDaily (Florence, Ala.)	30,800	32,800	Daily Comet (Thibodaux, La.)	11,100	N/A
The Press Democrat (Santa Rosa, Calif.)	89,500	92,200	The Dispatch (Lexington, N.C.)	11,800	N/A
Sarasota Herald-Tribune (Fla.)	111,400	133,600	Times-News (Hendersonville, N.C.)	19,400	19,400
Star-Banner (Ocala, Fla.)	49,500	53,100	Wilmington Star-News (N.C.)	53,900	61,300
The Gainesville Sun (Fla.)	47,100	52,500	Herald-Journal (Spartanburg, S.C.)	49,400	57,200

The Petaluma Argus-Courier, in Petaluma, Calif., the Company's only paid subscription weekly newspaper, had an average weekly circulation for the year ended December 26, 2004, of 7,176.

BROADCAST MEDIA GROUP

The Company's television and radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulations. Radio and television license renewals are normally granted for terms of eight years. In 2004, the television and radio stations within the Broadcast Media Group were as shown below:

Station	License Expiration Date	Market's Nielsen Ranking[1]	Network Affiliation	Band

WTKR-TV (Norfolk, Va.)	October 1, 2012	41	CBS	VHF
WREG-TV (Memphis, Tenn.)	August 1, 2005	44	CBS	VHF
KFOR-TV (Oklahoma City, Okla.)	June 1, 2006	45	NBC	VHF
WNEP-TV (Scranton, Penn.)	August 1, 2007	53	ABC	UHF[2]
WHO-TV (Des Moines, Iowa)	February 1, 2006	73	NBC	VHF
WHNT-TV (Huntsville, Ala.)	April 1, 2005[3]	84	CBS	UHF[2]
WQAD-TV (Moline, Ill.)	December 1, 2005	94	ABC	VHF
KFSM-TV (Ft. Smith, Ark.)	June 1, 2005	107	CBS	VHF

WQXR-FM (New York, N.Y.)	June 1, 2006
WQEW-AM (New York, N.Y.)	June 1, 2006

1
According to Nielsen Media Research, a research company that measures audiences for television stations.

2
All other stations in this market are also in the UHF band.

3
Application for renewal of license pending.

The Company anticipates that its current and future applications for renewal of its station licenses will result in the licenses being renewed for eight-year periods.

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

The Company's two radio stations serve the New York City metropolitan area. WQXR-FM is currently the only commercial classical music station serving this market. In December 1998, the Company entered into a Time Brokerage Agreement with ABC, Inc., under which ABC, Inc. is providing substantially all of the programming for WQEW-AM for an eight-year period. Under a separate option agreement, ABC, Inc. has acquired the right to purchase WQEW-AM at the end of the eight-year period.

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

The Company has ownership interests in one newsprint mill and one mill producing supercalendered paper, a high finish paper used in some magazines and preprinted inserts, which is a higher-value grade than newsprint (the "Forest Products Investments"), as well as in DTC and NESV. These investments are accounted for under the equity method and reported in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. For additional information on the Company's investments, see Note 5 of the Notes to the Consolidated Financial Statements.

Forest Products Investments

The Company has a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by Abitibi-Consolidated ("Abitibi"), a global manufacturer of paper. Malbaie purchases pulp from Abitibi and manufactures newsprint from this raw material on the paper machine it owns within the Abitibi paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Abitibi for its pulp. In 2004, Malbaie produced 228,000 metric tons of newsprint, 90,000 tons of which were sold to the Company, with the balance sold to Abitibi for resale.

The Company has a 40% equity interest in a partnership operating a supercalendered paper mill in Madison, Maine, Madison Paper Industries ("Madison"). Madison purchases all of its wood from local suppliers, mostly under long-term contracts. In 2004, Madison produced 199,000 metric tons, 19,000 tons of which were sold to the Company.

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

Other Joint Ventures

The Company's owns an interest of approximately 17% in NESV, which owns the Boston Red Sox, Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network.

The Company and Discovery Communications, Inc. own and operate DTC, a digital cable television channel. The Company owns a 50% interest in DTC.

On January 4, 2005, the Company announced plans to acquire a 49% interest in Metro Boston LLC, which publishes a free daily newspaper in Boston, from Metro USA Inc., which would own the remaining 51%. The acquisition is expected to close in March 2005.

RAW MATERIALS

The primary raw materials used by the Company are newsprint and supercalendered paper. The Company purchases newsprint from a number of North American producers. A significant portion of such newsprint is purchased from Abitibi, North America's largest producer of newsprint.

In 2004 and 2003, the Company used the following types and quantities of paper (all amounts in metric tons):

	Newsprint		Coated, Supercalendered and Other Paper
	2004	2003	2004	2003

The New York Times Media Group[1]	298,000	304,000	26,200	25,000

New England Media Group[1]	125,000	123,000	5,200	3,700

Regional Media Group	86,000	83,000	—	—

Total	509,000	510,000	31,400	28,700

1
The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine and the Globe's Sunday Magazine.

The paper used by The New York Times Media Group, the New England Media Group and the Regional Media Group was purchased from unrelated suppliers and related suppliers in which the Company holds equity interests (see "Forest Products Investments").

COMPETITION

The Times competes for advertising and circulation with newspapers of general circulation in New York City and its suburbs, national publications such as The Wall Street Journal and USA Today, and other daily and weekly newspapers in markets in which it circulates. The Times also competes with magazines, television, direct mail, radio, the Internet and other media.

The IHT's key competitors include The Wall Street Journal's European and Asian Editions, the Financial Times, Time, Newsweek International and The Economist. Satellite distribution of CNN, Fox News, CNBC and the BBC adds a broadcast component to the available global sources of English language news, and the Internet provides additional sources of English language news.

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

The newspapers in the Regional Media Group compete for advertising and circulation with a variety of newspapers and other advertising media in their markets.

NYTimes.com and Boston.com primarily compete with other advertising-supported news and information Web sites, such as Yahoo! News and CNN.com, and classified advertising portals, such as Monster.com (help-wanted advertising).

WQXR-FM competes for listeners primarily with two all-news commercial radio stations and with WNYC-FM, a non-commercial station, which features both news and classical music. It competes for advertising revenues with many adult-audience commercial radio stations and other media in New York City and surrounding suburbs.

All of the Company's television stations compete directly with other television stations in their respective markets and with other video services, such as cable network programming carried on local cable systems, satellite-to-home systems, and with other local media and the Internet.

DTC is a non-fiction channel that offers documentary programming on recent history and newsworthy events. It competes with cable channels such as A&E and the History Channel. DTC also competes for viewers and advertisers with all other broadcast and cable channels.

NESV competes in the Boston consumer entertainment market primarily with other professional sports teams and other forms of live, film and broadcast entertainment and competes for advertising with all forms of local and national media, including broadcast and cable television, radio, newspapers, magazines, the Internet, direct mail and outdoor advertising.

EMPLOYEES

As of December 26, 2004, the Company had approximately 12,300 full-time equivalent employees.

Employees
The New York Times Media Group	5,035
New England Media Group	3,085
Regional Media Group	2,925
Broadcast Media Group	905
Corporate/Shared Services	350

Total Company	12,300

Labor Relations

Approximately 3,260 full-time equivalent employees of The Times and City & Suburban are represented by 13 unions with 14 labor agreements. Approximately 2,000 full-time equivalent employees of the Globe are represented by 10 unions with 12 labor agreements. Collective bargaining agreements, covering the following categories of employees, with the expiration dates noted below, are either in effect or have expired and negotiations for new contracts are ongoing:

	Employee Category	Expiration Date

The Times	Operating engineers	May 31, 2003 and May 31, 2008
	Mailers, typographers, electricians, paperhandlers and machinists	March 30, 2006
	Stereotypers	March 30, 2007
	Drivers	March 30, 2008
	New York Newspaper Guild (representing non- production employees)	March 30, 2011
	Pressmen	March 30, 2017

City & Suburban	Building maintenance employees	May 31, 2006
	Drivers	March 30, 2008

The Globe	Boston Mailers Union	December 31, 2001
	Drivers, engravers, paperhandlers, machinists and garage mechanics	December 31, 2004
	Technical services group and electricians	December 31, 2005
	Boston Newspaper Guild (representing non- production employees)	December 31, 2005
	Typographers	December 31, 2006
	Warehouse employees	December 31, 2007
	Pressmen	December 31, 2010

The IHT has approximately 330 employees worldwide, including approximately 240 located in France, whose terms and conditions of employment are established by a combination of French National Labor Law, industry-wide collective agreements and company-specific agreements. In December 2004, the IHT signed a new company-specific agreement with its journalists.

NYTimes.com and WQXR-FM also have unions representing some of their employees.

Approximately one-third of the 700 employees of the T&G are represented by four unions. Labor agreements with three production unions expire on October 8, 2005, August 31, 2006 and November 30, 2006, respectively. The labor agreements with the Providence Newspaper Guild, representing newsroom and circulation employees, expire on August 31, 2007.

Approximately 145 of the 395 full-time employees at The Press Democrat are represented by four unions. The labor agreements with the Newspaper Guild, Pressmen and Typographical unions expire in December 2008, and the labor agreement with the Teamsters, which represents certain employees in the circulation department, expires in April 2007.

The Company cannot predict the timing or the outcome of the various negotiations described above.

ITEM 2. Properties.

The general character, location, terms of occupancy and approximate size of the Company's principal plants and other materially important properties as of December 26, 2004, are listed below.

General Character of Property	Approximate Area in Square Feet (Owned)		Approximate Area in Square Feet (Leased)

News Media Group
Printing plants, business and editorial offices, garages and warehouse space located in:

New York, N.Y.	714,000	[1]	151,800

Flushing, N.Y.	—		515,000	[2]

Edison, N.J.	—		1,300,000	[3]

Boston, Mass.	652,000		—

Billerica, Mass.	290,000		—

Other locations	1,600,600		469,950

Broadcast Media Group
Business offices, studios and transmitters at various locations	325,350		31,800

Total	3,581,950		2,468,550

1
Represents square footage in the Company's existing New York City headquarters, at 229 West 43rd St., which the Company sold on December 27, 2004.

2
The Company is leasing a 31-acre site in Flushing, N.Y., where its printing and distribution plant is located, and has the option to purchase the property at any time prior to the end of the lease in 2019.

3
The Edison production and distribution facility is occupied pursuant to a long-term lease with renewal and purchase options.

The Company sold its existing New York City headquarters on December 27, 2004. Pursuant to the terms of the sale agreement, the Company is leasing back its existing headquarters through 2007, when it expects to occupy its new headquarters, currently being constructed in the Times Square area. The new headquarters will contain approximately 1.54 million gross square feet of space, of which 825,000 gross square feet will be occupied by the Company. For additional information on the new headquarters, including anticipated costs, see Note 17 of the Notes to the Consolidated Financial Statements.

ITEM 3. Legal Proceedings.

There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. Such actions are usually for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing such actions with legal counsel to the Company that the ultimate liability that might result from such actions will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

Name	Age	Employed By Registrant Since		Recent Position(s) Held As Of February 24, 2005
Corporate Officers
Arthur Sulzberger, Jr.	53	1978		Chairman (since 1997) and Publisher of The Times (since 1992)
Janet L. Robinson	54	1983		President and Chief Executive Officer (beginning fiscal year 2005)[1]; Executive Vice President and Chief Operating Officer (2004); Senior Vice President, Newspaper Operations (2001 to 2004); President and General Manager of The Times (1996 to 2004)
Michael Golden	55	1984		Vice Chairman (since 1997); Publisher of the IHT (since 2003); Senior Vice President (1997-2004)
Leonard P. Forman	59	1974	[2]	Executive Vice President (since 2004) and Chief Financial Officer (since 2002); Senior Vice President (2001 to 2004); President and Chief Executive Officer, The New York Times Company Magazine Group, Inc. (1998 to 2001)
Martin A. Nisenholtz	49	1995		Senior Vice President, Digital Operations (since 2005); Chief Executive Officer, New York Times Digital (1999 to 2005)
Solomon B. Watson IV	60	1974		Senior Vice President (since 1996); General Counsel (since 1989); Secretary (2000 to 2002)
R. Anthony Benten	41	1989		Vice President (since 2003); Treasurer (since 2001); Assistant Treasurer (1997-2001)
James C. Lessersohn	49	1987		Vice President, Finance and Corporate Development (since 2001); Vice President and Treasurer (1999 to 2001)
Catherine J. Mathis	51	1997		Vice President, Corporate Communications (since 2000); Director, Investor Relations (1997 to 2000)
Stuart P. Stoller	49	1996		Vice President and Corporate Controller (since 1996)
David A. Thurm	51	1982		Chief Information Officer (since 2004); Vice President, Real Estate Development (2000 to 2004); Chief Operating Officer, New York Times Digital (1999 to 2000)
Operating Unit Executives
P. Steven Ainsley	52	1982		President and Chief Operating Officer, Regional Media Group (since 2003); Senior Vice President, Regional Media Group (1999-2002)
Robert H. Eoff	55	1969		President, Broadcast Media Group (since 2004); Vice President, Broadcast Media Group (1999-2004); President and General Manager, WREG-TV (1995-2004)
Richard H. Gilman	54	1983		Publisher of The Globe (since 1999)
Scott H. Heekin-Canedy	53	1987	[3]	President and General Manager of The Times (since 2004); Senior Vice President, Circulation of The Times (1999 to 2004)

1
Ms. Robinson became President and Chief Executive Officer effective December 27, 2004. She succeeded Russell T. Lewis, who resigned as President and Chief Executive Officer effective December 26, 2004.

2
Mr. Forman left the Company in 1986 and returned in 1996.

3
Mr. Heekin-Canedy left the Company in 1989 and returned in 1992.

PART II

ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The additional information required by this item appears at pages F-1 and F-56 of this Form 10-K.

(c)
Issuer Purchases of Equity Securities1

Period	Total Number of Shares of Class A Common Stock Purchased		Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
	(a)		(b)	(c)	(d)
September 27, 2004– October 31, 2004	550,900		$39.19	550,900	$230,300,000
November 1, 2004– November 28, 2004	113,500		$41.00	113,500	$225,600,000
November 29, 2004– December 26, 2004	603,243	[2]	$39.73	596,800	$201,600,000
Total for the fourth quarter of 2004	1,267,643	[2]	$39.61	1,261,200	$201,600,000

1
Except as otherwise noted, all purchases were made pursuant to the Company's publicly announced share repurchase program. On April 13, 2004, the Board of Directors (the "Board") authorized repurchases in an amount up to $400 million. As of January 28, 2005, the Company had authorization from its Board to repurchase an amount of up to $195.4 million of its Class A Common Stock. The Board has authorized the Company to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

2
Includes 6,443 shares withheld to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company's 1991 Executive Stock Incentive Plan. The shares were repurchased by the Company pursuant to the terms of the plan and not pursuant to the Company's publicly announced share repurchase program.

ITEM 6. Selected Financial Data.

The information required by this item appears at pages F-1 to F-2 of this Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item appears at pages F-3 to F-21 of this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item appears at page F-21 of this Form 10-K.

ITEM 8. Financial Statements and Supplementary Data.

The information required by this item appears at pages F-22 to F-51 and pages F-55 to F-56 of this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, the Company's Chief Executive Officer, and Leonard P. Forman, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of December 26, 2004. Based on such evaluation, each of Ms. Robinson and Mr. Forman concluded that the Company's disclosure controls and procedures were effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included, as part of this Form 10-K, a report of management's assessment of the effectiveness of its internal controls as of December 26, 2004. Deloitte & Touche LLP, the independent registered public accounting firm of the Company, has audited management's assessment of, and the effectiveness of, the Company's internal control over financial reporting. Management's report and the report of Deloitte & Touche LLP appear at pages F-53 to F-54 of this Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the quarter ended December 26, 2004, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. Other Information.

See description of "Recent Developments" under the caption "Business" in Part I of this Form 10-K.

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K, the information required by this item is incorporated by reference to the sections titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal Number 1—Election of Directors," "Interest of Directors in Certain Transactions of the Company," and "Audit Committee Financial Experts" in the section titled "Board of Directors and Corporate Governance," of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

The Board has adopted a code of ethics that applies not only to the Company's CEO and senior financial officers, as required by the SEC, but also to its Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our Web site, http://www.nytco.com.

ITEM 11. Executive Compensation.

The information required by this item is incorporated by reference to the sections titled "Directors' Compensation," "Directors' and Officers' Liability Insurance" and "Compensation of Executive Officers," but only up to and not including the section titled "Performance Presentation," of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the sections titled "Voting On Matters Before The Annual Meeting," "Principal Holders of Common Stock," "Security Ownership of Management and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "The 1997 Trust," and "Compensation of Executive Officers—Equity Compensation Plan Information" of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the sections titled "Interest of Directors in Certain Transactions of the Company," and "Compensation of Executive Officers," but only up to and not including the section titled "Performance Presentation," of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section titled "Proposal Number 3—Selection of Auditors," beginning with the section titled "Audit and Other Fees," but only up to and not including the section titled "Recommendation and Vote Required" of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(A)   Documents Filed as Part of This Report

(1)   Financial Statements

The Consolidated Financial Statements of the Company are filed as part of this Form 10-K and are set forth on pages F-22 to F-51. The reports of Deloitte & Touche LLP, an independent registered public accounting firm, dated February 23, 2005, are set forth on page F-52 and page F-54 of this Form 10-K.

(2)   Supplemental Schedules

The following additional consolidated financial information is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements set forth on pages F-22 to F-51. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements on the aforementioned pages.

Page
Ratio of Earnings to Fixed Charges	Exhibit 12
Consent of Independent Registered Public Accounting Firm	Exhibit 23
Consolidated Schedules for the Three Years Ended December 26, 2004:
II—Valuation and Qualifying Accounts	S-1

Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

(3)   Exhibits

(3.1)
Certificate of Incorporation as amended and restated to reflect amendments effective June 19, 1998 (filed as an Exhibit to the Company's Form 10-Q dated August 11, 1998, and incorporated by reference herein).

(3.2)
By-laws as amended through December 20, 2001 (filed as an Exhibit to the Company's Form 10-K dated February 22, 2002, and incorporated by reference herein).

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
(10.4)
The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 2004 (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).

14

(10.5)
Lease (short form) between the Company and Z Edison Limited Partnership, dated April 8, 1987 (filed as an Exhibit to the Company's Form 10-K dated March 27, 1988, and incorporated by reference herein).
(10.5.1)
Amendment to Lease between the Company and Z Edison Limited Partnership, dated May 14, 1997 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).
(10.5.2)
Second Amendment to Lease between the Company and Z Edison Limited Partnership, dated June 30, 1998 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).
(10.6)
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
(10.7)
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
(10.13)
The Company's Deferred Executive Compensation Plan, as amended effective December 20, 2002 (filed as an Exhibit to the Company's Form S-8 dated December 20, 2002, and incorporated by reference herein).
(10.14)
The Company's Non-Employee Directors Deferral Plan, as amended through February 17, 2005 (filed as an Exhibit to the Company's Form 8-K dated February 18, 2005, and incorporated by reference herein).
(10.15)
Distribution Agreement, dated as of September 17, 2002, by and among the Company, J.P. Morgan Securities Inc., Banc of America Securities LLC, and Banc One Markets, Inc. (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).
(10.16)
Calculation Agent Agreement, dated as of September 17, 2002, by and between the Company and JPMorgan Chase Bank (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).
(10.17)
Letter Agreement, dated as of July 19, 2004, between the Company and Russell T. Lewis (filed as an Exhibit to the Company's Form 10-Q dated November 5, 2004, and incorporated by reference herein).
(10.18)
2004 Non-Employee Directors' Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company's Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.19)
Agreement of Lease, dated December 12, 2001, between the 42nd St. Development Project, Inc., as Landlord, and The New York Times Building LLC, as Tenant (filed as an Exhibit to the Company's Form 10-K dated February 22, 2002, and incorporated by reference herein).
(10.20)
Operating Agreement of The New York Times Building LLC, dated December 12, 2001 (the "Operating Agreement"), between FC Lion LLC and NYT Real Estate Company LLC* (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).

15

(10.21)
First Amendment to the Operating Agreement, dated June 25, 2004* (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).
(10.22)
Building Loan Agreement, dated as of June 25, 2004, among The New York Times Building LLC, New York State Urban Development Corporation (d/b/a Empire State Development Corporation) and GMAC Commercial Mortgage Corporation (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).
(10.23)
Project Loan Agreement, dated as of June 25, 2004, among The New York Times Building LLC, New York State Urban Development Corporation (d/b/a Empire State Development Corporation) and GMAC Commercial Mortgage Corporation (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).
(10.24)
Construction Management Agreement, dated January 22, 2004, between The New York Times Building LLC and AMEC Construction Management, Inc.* (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).
(10.25)
Agreement of Sale and Purchase between The New York Times Company, Seller, and Tishman Speyer Development, L.L.C., Purchaser, dated November 7, 2004 (filed as an Exhibit to the Company's Form 8-K dated November 12, 2004, and incorporated by reference herein).
(10.26)
Annual bonuses paid to executive officers for 2004 (incorporated by reference to the Company's Form 8-K dated February 18, 2005).
(10.27)
Non-Employee Directors' compensation for 2005 (incorporated by reference to the Company's Form 8-K dated February 18, 2005).
(12)
Ratio of Earnings to Fixed Charges.
(14)
Code of Ethics for the Chairman, Chief Executive Officer, Vice Chairman and Senior Financial Officers (filed as an Exhibit to the Company's Form 10-K dated February 20, 2004, and incorporated by reference herein).
(21)
Subsidiaries of the Company.
(23)
Consent of Deloitte & Touche LLP.
(31.1)
Rule 13a-14(a)/15d-14(a) Certification.
(31.2)
Rule 13a-14(a)/15d-14(a) Certification.
(32.1)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *
  Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such redacted portions have been marked with an asterisk.

16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2005

(Registrant)
THE NEW YORK TIMES COMPANY
By:	/s/ RHONDA L. BRAUER Rhonda L. Brauer, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	TITLE	DATE
ARTHUR SULZBERGER, JR.	Chairman, Director	February 24, 2005
JANET L. ROBINSON	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2005
MICHAEL GOLDEN	Vice Chairman and Director	February 24, 2005
JOHN F. AKERS	Director	February 24, 2005
BRENDA C. BARNES	Director	February 24, 2005
RAUL E. CESAN	Director	February 24, 2005
JACQUELINE H. DRYFOOS	Director	February 24, 2005
LEONARD P. FORMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2005
WILLIAM E. KENNARD	Director	February 24, 2005
DAVID E. LIDDLE	Director	February 24, 2005
ELLEN R. MARRAM	Director	February 24, 2005
THOMAS MIDDELHOFF	Director	February 24, 2005
HENRY B. SCHACHT	Director	February 24, 2005
DONALD M. STEWART	Director	February 24, 2005
STUART P. STOLLER	Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2005
CATHY J. SULZBERGER	Director	February 24, 2005
DOREEN A. TOBEN	Director	February 24, 2005

17

THE NEW YORK TIMES COMPANY

2004 FINANCIAL REPORT

SELECTED FINANCIAL DATA

	Years Ended
(In thousands, except per share and employee data)	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000

REVENUES AND INCOME
Revenues	$3,303,642	$3,227,200	$3,079,007	$3,015,958	$3,374,017
Operating profit	509,953	539,550	544,868	374,403	616,579
Income from continuing operations before income taxes and minority interest	476,645	499,847	492,103	339,676	655,588
Income from continuing operations	292,557	302,655	299,747	202,222	386,240
Discontinued operations, net of income taxes – Magazine Group	—	—	—	242,450	11,296
Net income	292,557	302,655	299,747	444,672	397,536

FINANCIAL POSITION
Property, plant and equipment – net	$1,367,384	$1,275,128	$1,233,658	$1,181,221	$1,207,160
Total assets	3,949,857	3,801,716	3,633,842	3,438,684	3,606,679
Total debt, including commercial paper and capital lease obligations	1,058,847	955,302	958,249	759,537	930,716
Common stockholders' equity	1,400,542	1,392,242	1,269,307	1,149,653	1,281,163

PER SHARE OF COMMON STOCK
Basic earnings per share
Income from continuing operations	$1.98	$2.01	$1.98	$1.29	$2.30
Discontinued operations, net of income taxes – Magazine Group	—	—	—	1.54	.07

Net income	$1.98	$2.01	$1.98	$2.83	$2.37

Diluted earnings per share
Income from continuing operations	$1.96	$1.98	$1.94	$1.26	$2.25
Discontinued operations, net of income taxes – Magazine Group	—	—	—	1.52	.07

Net income	$1.96	$1.98	$1.94	$2.78	$2.32

Dividends per share	$.61	$.57	$.53	$.49	$.45
Common stockholders' equity per share	$9.38	$9.11	$8.20	$7.18	$7.47

KEY RATIOS
Operating profit to revenues	15%	17%	18%	12%	18%
Return on average common stockholders' equity	21%	23%	25%	37%	29%
Return on average total assets	8%	8%	8%	13%	11%
Total debt to total capitalization	43%	41%	43%	40%	42%
Current assets to current liabilities	.55	.79	.77	.66	.70
Ratio of earnings to fixed charges	8.77	9.24	9.26	6.37	9.13

FULL-TIME EQUIVALENT EMPLOYEES	12,300	12,400	12,150	12,050	14,000

•
The Selected Financial Data should be read in conjunction with the Consolidated Financial Statements included in this Form 10-K.

•
See page F-2 for certain items included in Selected Financial Data. All earnings per share amounts for the items on page F-2 are on a diluted basis.

•
For comparability, certain prior year amounts have been reclassed to conform with the 2004 presentation.

•
All fiscal years presented above comprise 52 weeks except fiscal year 2000, which comprises 53 weeks.

The items below are included in the Selected Financial Data.

2003

The item below increased net income by $8.5 million or $.06 per share.

•
a $14.1 million pre-tax gain related to a reimbursement of remediation expenses at one of the Company's printing plants (see Note 16 of the Notes to the Consolidated Financial Statements).

2002

The item below reduced net income by $7.7 million or $.05 per share.

•
a $12.6 million pre-tax charge for work force reduction expenses ("Buyouts") (see Note 16 of the Notes to the Consolidated Financial Statements).

2001

The items below increased net income by $150.6 million or $.94 per share.

•
a $412.0 million pre-tax gain ($241.3 million after tax, or $1.51 per share) resulting from the sale of Golf Digest, Golf Digest Woman, Golf World and Golf World Business ("Magazine Group").

•
a $90.4 million pre-tax charge ($53.8 million after tax, or $.34 per share) for Buyouts.

•
$42.8 million in amortization expense ($36.9 million after tax, or $.23 per share) that would not have been expensed if Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, had been adopted at the beginning of 2001.

2000

The items below decreased net income by $0.1 million and had no effect on earnings per share.

•
an $85.3 million pre-tax net gain ($61.1 million after tax, or $.36 per share). This resulted from a gain of $132.1 million ($91.6 million after tax) in connection with the sale of seven newspapers and nine telephone directory operations as well as the amortization of income related to a non-compete agreement entered into in connection with the sale of the Santa Barbara News-Press in 2000, partially offset by a disposition loss and write-downs for certain of the Company's equity investments in online ventures in the aggregate amount of $46.8 million ($30.5 million after tax).

•
$47.2 million in amortization expense ($40.8 million after tax, or $.23 per share) that would not have been expensed if FAS 142 had been adopted at the beginning of 2000.

•
a $22.7 million pre-tax noncash charge ($20.4 million after tax, or $.13 per share) for a write-down of intangible assets related to an acquisition made in 1999.

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

In 2004 the Company changed its reportable segments formerly known as the Newspaper Group and New York Times Digital ("NYTD"). The change consisted of combining NYTD's digital operations with their related print businesses (The New York Times and The Boston Globe), creating the News Media Group. The aggregation of the Company's print and digital businesses in this manner reflects the Company's organizational structure and its business strategy discussed above. For comparability, prior year amounts have been reclassed to conform with the 2004 presentation.

The Company's strategy is pursued with a portfolio of properties serving its customers in print and online as well as in broadcast. In 2004 the News Media Group properties contributed 95% of the Company's $3.3 billion of revenues, and the Broadcast Media Group accounted for the remaining 5%. The business model for each of the Company's segments is summarized below:

The News Media Group (consisting of The New York Times Media Group, which includes The New York Times ("The Times"), NYTimes.com and the International Herald Tribune (the "IHT"); the New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, consisting of 15 other newspapers and related digital properties). The News Media Group derives the majority of its revenues by offering advertisers a means (print and online) to promote their brands, products and services to the buying public. In 2004 approximately 65% of the News Media Group's revenues were from advertising. The News Media Group also derives revenues by offering the public a source of timely news and editorial materials, as well as information on products sold by advertisers. In 2004 approximately 28% of the News Media Group's revenues were from circulation. Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services and direct marketing. The News Media Group's main operating expenses are employee-related costs, which include compensation and benefits, and raw materials, primarily newsprint.

In January 2003 the Company purchased the remaining 50% interest in the IHT that it did not previously own for approximately $65 million. The operating results of the IHT were included within the News Media Group beginning in 2003. Although the acquisition has not had a material effect on the Company's results of operations, the inclusion of the IHT's results beginning in 2003 has affected 2003 versus 2002 year-to-year comparisons of certain items. Therefore, the IHT is excluded from certain items in 2003 versus 2002 when discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Broadcast Media Group (consisting of eight network-affiliated television stations, two radio stations and related digital operations). The Broadcast Media Group derives almost all of its revenues (95% in 2004) from the sale of commercial time to advertisers. The Broadcast Media Group's main operating expenses are employee-related costs and programming costs.

Joint Ventures
The Company's long-term strategy is also pursued through its 50% interest in the Discovery Times Channel, ("DTC"), a digital cable television channel, and its 16.7% interest in New England Sports Ventures ("NESV"), which owns the Boston Red Sox, Fenway Park and approximately 80% of the New England Sports Network, a regional cable sports network. The Company also has investments in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"), and a partnership, Madison Paper Industries ("Madison"), operating a supercalendared paper mill in Maine.

2004 Highlights

Below are highlights for 2004. See the remaining portion of this MD&A for more details on the items discussed below as well as additional information.

•
Although the weak advertising market continued in 2004, the Company's advertising revenues grew approximately 4% in 2004 over the prior year. The advertising revenue growth was achieved primarily from higher advertising rates. Advertising revenues improved at both of the Company's business segments in 2004.

•
Circulation revenues in 2004 were at approximately the same levels as they were in 2003. Higher circulation revenues at the Globe, primarily due to price increases, were offset by lower circulation revenues at The Times, primarily due to an increase of education and other lower-rate copies sold in 2004 compared with 2003.

•
Expense growth for 2004 was approximately 4% primarily due to an increase in promotion, outside printing and distribution expense mainly due to strategic investments made at The Times and the IHT, as well as higher compensation and newsprint expense.

•
Earnings per share on a diluted basis for 2004 decreased slightly to $1.96 per share compared with $1.98 per share in 2003. The decrease is primarily due to higher costs and expenses as discussed above, partially offset by an increase in advertising revenues.

•
The Company's businesses continued to be strong cash generators in 2004. The Company utilized its strong liquidity position to invest in capital projects intended to improve its operations, make strategic investments to enhance its properties, repurchase shares of its stock, pay dividends (7% rate increase over 2003) and make pension plan contributions.

•
In order to generate greater revenue gains going forward, the Company continued with its plans to increase the number and color capacity of The Times's national print sites, redesign key editorial sections and enhance its content, as well as to grow the IHT and NYTimes.com. While these revenue-generating initiatives and similar efforts at the Company's other businesses result in increased expenses, they are expected to provide greater revenue growth in the future.

The Company will continue to control expenses while developing new products, cultivating new customers and expanding in existing and new geographic markets. Certain initiatives put into place by the Company to control/reduce expenses are i) a re-examination of all properties and their associated costs to determine the appropriate resources and processes needed to conduct business and ii) the formation of additional optimization councils (cross-functional teams) that focus on finding ways to reduce costs.

Trends and Uncertainties

The Company's advertising volume and the price of newsprint are the key uncertainties whose fluctuations can have a material effect on the Company's operating results. In addition, factors (see below) preventing the Company from growing circulation revenues can have a material effect on the Company's operating results. The Company's cash flow from operating activities, its primary source of liquidity, is adversely affected when the advertising and/or circulation market is weak and/or newsprint prices are high. One of the Company's key management priorities is to anticipate the level of advertising and circulation revenues and newsprint prices while it manages its businesses to maximize operating profit during expanding and contracting economic cycles.

The Company's advertising revenues, which account for approximately 66% of revenues, are susceptible to economic swings and are difficult to predict. In managing its operations, the Company closely monitors economic indicators such as the level of consumer confidence, the rate of unemployment, interest rates and housing starts.

The News Media Group's advertising revenues for 2004 amounted to approximately $2.0 billion (93% of total Company advertising revenues).

The News Media Group's advertising revenues consisted of:

•
45% national advertising

•
29% classified advertising

•
24% retail advertising and

•
2% other advertising.

The Company can be disproportionately affected by national economic conditions as the Company's advertising revenues are principally from national accounts. Retail advertising and classified advertising, which mainly includes real estate, help-wanted and automotive advertising, are also affected by the national economy, but more so by the local economies in which the group operates, in particular New York and Boston. These local economies can sometimes lag or lead trends in the national economy.

The Company's circulation revenues (27% of total revenues) and its ability to institute price increases for its print products are affected by i) competition from other publications and other forms of media available in the Company's various markets, ii) changing consumer lifestyles resulting in decreasing amounts of free time, iii) declining frequency of regular newspaper buying among young people and iv) increasing costs of circulation acquisition, particularly with the adoption of "do-not-call" legislation.

Raw materials, primarily newsprint, represented approximately 11% of the Company's costs and expenses in 2004. Newsprint is a basic commodity and its price is sensitive to the balance of supply and demand. The Company's costs and expenses are affected by the cyclical increases and decreases in the price of newsprint. Newsprint market prices published by Resource Information Systems, Inc ("RISI"), a company that provides economic analysis of the printing and writing paper markets, have ranged from $440/ton to $740/ton over the past ten years. RISI's average prices for 2004 and 2003 were $544/ton and $493/ton. Consolidation in the North American newsprint industry has reduced the number of suppliers. This has led to paper mill closures and conversions to other grades of paper, which in turn have decreased overall newsprint capacity and increased the likelihood of price increases in the future.

To manage the uncertainties inherent in its businesses, the Company prepares monthly forecasts of anticipated results of operations, including expected advertising and circulation revenues and newsprint prices. Actual results are closely analyzed to determine if measures are required to maximize operating profit, such as implementing pricing increases, delaying capital projects or initiating additional cost reduction measures.

2005 Guidance

The key financial measures for 2005 discussed in the table below are computed under accounting principles generally accepted in the United States of America ("GAAP"), unless otherwise noted.

Item	2005 Guidance(a)

Total Company advertising revenues	Growth rate expected to be in the mid-single digits
News Media Group circulation revenues	Expected to be on a par with 2004
Newsprint cost per ton	Growth rate expected to be in the low teens
Stock-based compensation expense recorded on the Income Statement	$23 to $27 million
Total Company expenses including stock-based compensation expense recorded on the Income Statement	Growth rate expected to be in the mid-single digits(b)
Depreciation & Amortization	$145 to $147 million
Capital expenditures	$235 to $265 million(c)
Results from joint ventures	Income of $5 to $8 million
Interest expense	$35 to $39 million
Tax rate	39.7%(d)

(a)
The 2005 guidance does not reflect the effect of the acquisition of About, Inc. See Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding this acquisition.

(b)
Based on zero expense for stock-based compensation recorded on the income statement in 2004. Excluding stock-based compensation expense of $23 to $27 million on a pre-tax basis ($.11 to $.13 per diluted share) in 2005, total Company expenses are expected to increase in the low-single digits.

(c)
In 2005 the Company's costs (excluding its development partners' portion of costs) related to the new headquarters are expected to be $120 to $135 million.

(d)
The tax rate above is presented on a non-GAAP basis because it excludes the income tax effect related to a gain of approximately $116 million in connection with the Company's sale of its existing headquarters (see the "New Headquarters Building" section on page F-11 and F-12 for additional information on the sale). The Company believes that the tax rate presented above in this manner is more meaningful as this tax rate is estimated based on the Company's ongoing operations. Including the gain, on a GAAP basis, the Company's tax rate is expected to be 40.8%. Additionally, this tax rate and the tax rate in the table above includes the estimated benefit under the provisions of the American Jobs Creation Act of 2004.

RESULTS OF OPERATIONS

Overview

The following table presents the Company's consolidated financial results for the three years ended December 26, 2004, on a GAAP basis. The results set forth in the table and discussed in this section include the items discussed in this report on page F-2, immediately after the table of Selected Financial Data.

				% Change
(In thousands)	2004	2003	2002	04-03	03-02

REVENUES
Advertising	$2,194,644	$2,120,814	$2,048,815	3.5	3.5
Circulation	883,995	885,767	825,208	(0.2)	7.3
Other	225,003	220,619	204,984	2.0	7.6

Total	3,303,642	3,227,200	3,079,007	2.4	4.8

COSTS AND EXPENSES
Production costs
Raw materials	296,594	274,147	262,292	8.2	4.5
Wages and benefits	672,901	671,040	619,652	0.3	8.3
Other	506,053	483,608	470,688	4.6	2.7

Total	1,475,548	1,428,795	1,352,632	3.3	5.6
Selling, general and administrative expenses	1,318,141	1,258,855	1,181,507	4.7	6.5

Total	2,793,689	2,687,650	2,534,139	3.9	6.1

OPERATING PROFIT	509,953	539,550	544,868	(5.5)	(1.0)
Net income/(loss) from joint ventures	240	(8,223)	(12,330)	*	33.3
Interest expense, net	41,760	44,757	45,435	(6.7)	(1.5)
Other income	8,212	13,277	5,000	(38.1)	*

Income before income taxes and minority interest	476,645	499,847	492,103	(4.6)	1.6
Income taxes	183,499	197,762	191,955	(7.2)	3.0
Minority interest in net (income)/loss of subsidiaries	(589)	570	(401)	*	*

NET INCOME	$292,557	$302,655	$299,747	(3.3)	1.0

*
Represents an increase or decrease in excess of 100%.

Revenues

Revenues, for the three years ended December 26, 2004, by reportable segment and for the Company as a whole, were as follows:

				% Change
(In millions)	2004	2003	2002	04-03	03-02

Revenues:
News Media Group	$3,142.6	$3,081.9	$2,923.2	2.0	5.4
Broadcast Media Group	161.0	145.3	155.8	10.8	(6.7)

Total	$3,303.6	$3,227.2	$3,079.0	2.4	4.8

News Media Group

Advertising, circulation and other revenues for the three years ended December 26, 2004, by division of the News Media Group and for the group as a whole, were as follows:

				% Change
(In millions)	2004	2003	2002	04-03	03-02

The New York Times Media Group(a)
Advertising	$1,209.7	$1,183.8	$1,119.4	2.2	5.8
Circulation	615.9	623.1	564.2	(1.2)	10.4
Other	160.6	163.8	155.6	(2.0)	5.3

Total	$1,986.2	$1,970.7	$1,839.2	0.8	7.2

New England Media Group
Advertising	$481.6	$464.5	$453.3	3.7	2.5
Circulation	181.0	174.6	173.1	3.7	0.8
Other	38.0	34.4	29.0	10.4	18.9

Total	$700.6	$673.5	$655.4	4.0	2.8

Regional Media Group
Advertising	$349.7	$333.8	$326.6	4.8	2.2
Circulation	87.1	88.1	87.9	(1.1)	0.2
Other	19.0	15.8	14.1	20.2	12.0

Total	$455.8	$437.7	$428.6	4.1	2.1

Total News Media Group
Advertising	$2,041.0	$1,982.1	$1,899.3	3.0	4.4
Circulation	884.0	885.8	825.2	(0.2)	7.3
Other	217.6	214.0	198.7	1.7	7.8

Total	$3,142.6	$3,081.9	$2,923.2	2.0	5.4

(a)
The operating results of the IHT were included within the News Media Group beginning in 2003. The inclusion of the IHT's results has affected 2003 versus 2002 year-to-year comparisons. Therefore, the IHT is excluded from certain items in 2003 versus 2002 when discussed below.

Advertising Revenues

In 2004 advertising revenues increased 3.0% compared with 2003 due to higher advertising rates partially offset by lower volume due to a weak advertising market (see the chart below for a breakdown of volume by category). Advertising revenues at The New York Times Media Group were higher in 2004 than 2003 mainly due to increases in national and retail advertising revenues partially offset by lower classified advertising revenues. The New England Media Group advertising revenues were higher in 2004 than 2003 because increases in classified and retail advertising revenues more than offset lower national advertising revenues. Advertising revenues for the Regional Media Group increased due to higher classified and retail advertising revenues. The News Media Group's Internet advertising revenues, which are included in the table above, rose 37.5% in 2004 compared with 2003 due to growth in all categories.

In 2003 advertising revenues (excluding the IHT) increased 2.5% compared with 2002 due to higher advertising rates at The Times and the Globe partially offset by lower volume in connection with a weak advertising market. Advertising revenues at The New York Times Media Group (excluding the IHT) were higher in 2003 compared with 2002 mainly due to increases in national advertising revenues. At the New England Media Group the advertising revenue increase in 2003 compared with 2002 was driven by higher national and preprint advertising revenues. Advertising revenues for the Regional Media Group increased due to higher preprint advertising revenues. The News Media Group's Internet advertising revenues, which are included in the table above, rose 34.0% in 2003 compared with 2002 due mainly to increases in national and classified advertising revenues.

Advertising volume for the News Media Group was as follows:

				% Change
(Inches in thousands, preprints in thousands of copies)
	2004	2003	2002	04-03	03-02

News Media Group
National(a)	2,512.4	2,557.9	2,413.4	(1.8)	6.0
Retail	6,541.8	6,609.7	6,985.9	(1.0)	(5.4)
Classified	9,675.5	9,839.9	9,866.7	(1.7)	(0.3)
Part Run/Zoned	2,215.5	2,120.9	1,981.9	4.5	7.0

Total	20,945.2	21,128.4	21,247.9	(0.9)	(0.6)

Preprints	2,897,241	2,852,021	2,727,779	1.6	4.6

(a)
Includes all advertising volume from the IHT in 2004 and 2003.

During 2004 and 2003, the Company continued to feel the unfavorable effects of a weak advertising environment. Advertising volume decreased 0.9% in 2004 compared with 2003 and 0.6% in 2003 compared with 2002. Advertising volume from national and classified accounts made up the majority of the decreases in 2004 as these categories decreased 1.8% and 1.7% compared with 2003. In 2003 advertising volume decreases from retail (5.4%) and classified (0.3%) accounts offset gains in the national category.

Circulation Revenues

Circulation revenues in 2004 were at approximately the same levels as they were in 2003. Higher circulation revenues at the Globe, primarily due to price increases, were offset by lower circulation revenues at The Times, primarily due to an increase of education and other lower-rate copies sold in 2004 compared with 2003.

In 2003 circulation revenues (excluding the IHT) rose 2.6% compared with 2002 primarily due to price increases of daily and Sunday newsstand copies of The Times.

News Media Group Outlook

Going forward, the Company will continue to make investments in its News Media Group that are expected to deliver revenue growth. During 2005 The Times will redesign certain sections of the paper and expects to add four more contract print sites outside of New York (with an additional three planned for 2006) to improve the availability of The Times's national edition and increase color capacity by 40% by the end of 2005 to meet the growing demand for color advertising. In 2005 the New England Media Group will launch Worcester Quarterly, a lifestyle magazine targeting upscale households in that market, and will benefit from the expanded mailroom at the Globe to accommodate continuing growth in part-run and preprint advertising. The Regional Media Group will launch three new magazines in 2005 that are expected to be profitable in their first year published. The Company will also enhance its Web sites' vertical sections to increase inventory and grow advertising revenues. In the first half of 2005, Boston.com will introduce site registration, which will enable advertisers to target users and is consistent with the strategy the Company uses at NYTimes.com.

Broadcast Media Group

In 2004 revenues at the Broadcast Media Group increased 10.8% to $161.0 million from $145.3 million in 2003 primarily due to higher political advertising revenues. In 2003 revenues at the Broadcast Media Group decreased 6.7% to $145.3 million from $155.8 million in 2002 due to the high level of political advertising in 2002, when mid-term elections occurred in the states in which the Company has television stations. Political advertising revenues were $19.1 million in 2004, $5.9 million in 2003 and $22.7 million in 2002.

Costs and Expenses

Costs and expenses for the three years ended December 26, 2004, were as follows:

				% Change
(In millions)	2004	2003	2002	04-03	03-02

Production costs:
Raw materials	$296.6	$274.1	$262.3	8.2	4.5
Wages and benefits	672.9	671.0	619.7	0.3	8.3
Other	506.1	483.7	470.6	4.6	2.7

Total production costs	1,475.6	1,428.8	1,352.6	3.3	5.6
Selling, general and administrative expenses	1,318.1	1,258.9	1,181.5	4.7	6.5

Total	$2,793.7	$2,687.7	$2,534.1	3.9	6.1

Total production costs for 2004 increased 3.3% compared with 2003, primarily due to an increase in outside printing expense mainly because of strategic investments made at The Times and the IHT and higher compensation and newsprint expense. Newsprint expense rose 7.4% in 2004 compared with 2003, due to a 7.7% increase from higher prices partially offset by a 0.3% decrease stemming from lower consumption. Additionally, production costs in 2004 benefited from lower benefits expense, including workers' compensation expense, which partially offset the increase in expenses.

Total production costs for 2003 (excluding the IHT) increased 3.1% compared with 2002, primarily due to higher compensation and benefits costs and newsprint expense. Newsprint expense for 2003 (excluding the IHT) increased 3.4%, due to a 5.8% increase from higher prices partially offset by a 2.4% decrease stemming from lower consumption.

Selling, general and administrative ("SGA") expenses for 2004 rose 4.7% compared with 2003 primarily due to an increase in promotion and distribution expense mainly because of strategic investments made at The Times and the IHT and higher compensation expense. SGA expenses in 2003 included a $14.1 million benefit from the reimbursement of remediation expenses at one of the Company's printing plants, which contributed to the expense growth in 2004.

SGA expenses for 2003 (excluding the IHT) increased 2.2% compared with 2002 primarily due to higher benefits costs and increased costs associated with the Company's investment in the national expansion of The Times. These increases were partially offset by a $14.1 million reimbursement in 2003 of remediation expenses at one of the Company's printing plants. Additionally, SGA expenses for 2003 included no work force reduction expenses ("Buyouts"), while the Company's Buyouts for 2002 were $12.6 million.

The following table sets forth consolidated costs and expenses for the three years ended December 26, 2004, by reportable segment, Corporate and the Company as a whole. The reasons underlying the year-to-year changes in each segment's cost and expenses are discussed below under "Operating Profit".

				% Change
(In millions)	2004	2003	2002	04-03	03-02

Costs and expenses:
News Media Group	$2,628.3	$2,531.0	$2,383.3	3.8	6.2
Broadcast Media Group	116.1	109.5	106.8	6.0	2.6
Corporate	49.3	47.2	44.0	4.4	7.4

Total	$2,793.7	$2,687.7	$2,534.1	3.9	6.1

Operating Profit

Consolidated operating profit, for the three years ended December 26, 2004, by reportable segment, Corporate and the Company as a whole, were as follows:

				% Change
(In millions)	2004	2003	2002	04-03	03-02

Operating Profit (Loss):
News Media Group	$514.4	$551.0	$539.9	(6.7)	2.1
Broadcast Media Group	44.9	35.8	49.0	25.5	(27.0)
Corporate	(49.3)	(47.2)	(44.0)	4.4	7.4

Total Operating Profit	$510.0	$539.6	$544.9	(5.5)	(1.0)

Operating profit for the News Media Group decreased in 2004 compared with 2003 primarily due to increased promotion, outside printing and distribution expense, mainly because of strategic investments made at The Times and the IHT and higher compensation and newsprint expense. The increase in costs and expenses were partially offset by an increase in advertising revenues.

Operating profit for the News Media Group (excluding the IHT) increased in 2003 compared with 2002 primarily because of higher advertising revenues partially offset by higher compensation, benefits and newsprint expense. In addition, costs increased related to the national expansion of The Times.

The Broadcast Media Group's operating profit increased in 2004 compared with 2003 because of higher political advertising revenues. Operating profit for the Broadcast Media Group decreased in 2003 compared with 2002 because of lower political advertising revenues and higher compensation and benefit costs.

Non-operating Items

Joint Ventures

The Company has investments in DTC, the two paper mills (Malbaie and Madison) and NESV, which are accounted for under the equity method. The Company's proportionate share of these investments is recorded in "Net income/(loss) from joint ventures" in the Company's Consolidated Statements of Income. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding these investments.

The Company recorded income from joint ventures of $0.2 million in 2004 and recorded losses from joint ventures of $8.2 million and $12.3 million in 2003 and 2002.

The income from joint ventures in 2004 compared with a loss in 2003 was principally due to higher sales volume and paper selling prices at the paper mills as well as improved performance at DTC.

Prior to 2003, the Company's 50% share of the operating results of the IHT was included in "Net income/(loss) from joint ventures" in the Company's Consolidated Statements of Income. The operating results of the IHT were included within the News Media Group's results for the first time in 2003. The decrease in losses from joint ventures in 2003 compared with 2002 resulted in part from this change in the classification of losses of the IHT. See Note 3 of the Notes to the Consolidated Financial Statements.

Interest Expense, Net

Interest expense, net, for the three years ended December 26, 2004, was as follows:

(In millions)	2004	2003	2002

Interest expense	$51.4	$51.2	$50.4
Interest income	(2.4)	(1.9)	(3.3)
Capitalized interest	(7.2)	(4.5)	(1.7)

Interest expense, net	$41.8	$44.8	$45.4

In 2004 "Interest expense, net" decreased primarily due to higher levels of capitalized interest related to the Company's new headquarters. In 2003 "Interest expense, net" decreased primarily due to higher capitalized interest related to the Company's new headquarters, which more than offset lower interest income from investments.

Other Income

"Other income" in the Company's Consolidated Statements of Income for the three years ended December 26, 2004, includes the following items:

(In millions)	2004	2003	2002

Non-compete agreement	$5.0	$5.0	$5.0
Advertising credit(a)	3.2	8.3	—

Other income	$8.2	$13.3	$5.0

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

The Company's EBITDA, as well as a reconciliation of EBITDA to net income for the three years ended December 26, 2004, is provided below.

(In millions)	2004	2003	2002

EBITDA	$664.2	$692.8	$690.0
Depreciation and amortization	(146.8)	(147.7)	(153.3)
Interest expense, net	(41.8)	(44.8)	(45.4)
Income taxes(a)	(183.0)	(197.6)	(191.6)

Net income	$292.6	$302.7	$299.7

(a)
Includes income taxes of minority holders netted within "Minority interest in net (income)/loss of subsidiaries" in the Consolidated Statements of Income. These income taxes were $479,000, $161,000 and $315,000 in 2004, 2003 and 2002.

EBITDA decreased in 2004 compared with 2003, primarily due to higher expenses as discussed above, which was partially offset by higher advertising revenues. EBITDA increased in 2003 compared with 2002, primarily due to higher revenues, an increase in other income and more favorable results from joint ventures, partially offset by an increase in costs and expenses.

Consolidated depreciation and amortization for the three years ended December 26, 2004, by reportable segment, Corporate and the Company as a whole, were as follows:

				% Change
(In millions)	2004	2003	2002	04-03	03-02

Depreciation and Amortization:
News Media Group	$124.2	$127.3	$135.2	(2.4)	(5.9)
Broadcast Media Group	8.9	9.3	8.2	(4.0)	13.5
Corporate	13.7	11.1	9.9	22.2	12.5

Total Depreciation and Amortization	$146.8	$147.7	$153.3	(0.6)	(3.7)

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about the Company's financial position as of December 26, 2004, and December 28, 2003, is presented in the following table:

			% Change
Financial Position Summary (In millions)
	2004	2003	04-03

Cash and Cash Equivalents	$42.4	$39.4	7.5
Short-term debt(a)	587.4	229.6	*
Long-term debt(a)	471.5	725.7	(35.0)
Stockholders' Equity	1,400.5	1,392.2	0.6
Ratios:
Total debt to total capitalization	43%	41%	4.9
Current ratio	.55	.79	(30.4)

*
Represents an increase in excess of 100%.

(a)
Short-term debt includes the current portion of long-term debt, commercial paper outstanding and the current portion of capital lease obligations. Long-term debt also includes the long-term portion of capital lease obligations. See below for information on the reclassification of debt from long-term to short-term.

In 2005 the Company expects its cash balance, cash provided from operations, and available third-party financing, described below, to be sufficient to meet its normal operating commitments and debt requirements, to pay dividends to its stockholders, to fund planned capital expenditures, to repurchase shares of its Class A Common Stock and to make contributions to its pension plans.

The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in an open market or through private transactions, and these repurchases may be suspended from time to time or discontinued. In 2004 and 2003, the Company repurchased 6.8 and 4.6 million shares of Class A Common Stock at a cost of approximately $293 million and $206 million. In 2005, the Company expects to decrease spending for repurchases of its Class A Common Stock compared with 2004. While spending will be lower, the amount of shares repurchased is expected to at least offset additional shares outstanding from employee stock-based awards, including stock option exercises.

The Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock from $.145 per share to $.155 per share effective with the June 2004 dividend. The Company paid dividends of approximately $90 million and $86 million in 2004 and 2003.

In December 2004 the Company made a $57.4 million tax-deductible contribution to its qualified pension plans. If the Company elects to make contributions in 2005, such contributions will be based on the results of the January 1, 2005 valuation, market performance and interest rates in 2005 and will likely be made in the fourth quarter, as they were in 2004.

New Headquarters Building

The Company is in the process of developing its new headquarters building in New York City (the "Building"), which it currently anticipates occupying in 2007. See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding the Building and the construction financing described below.

The funds for construction of the Building are to be provided through a construction loan and capital contributions of a wholly-owned subsidiary of the Company ("NYT") and FC Lion LLC ("FC"), the sole members of The New York Times Building LLC (the "Building Partnership"), a partnership established for the purpose of constructing the Building. On June 25, 2004, the Building Partnership closed a construction loan of up to $320 million (the "construction loan"), secured by the Building, for construction of the Building's core and shell and other development costs. NYT has elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs. The Company will fund such contributions from cash from operations and external financing sources. FC's share of the total costs of the Building will be funded through capital contributions and the construction loan.

Under the terms of the Building Partnership's operating agreement and the construction loan, NYT is required to fund all of its construction equity related to construction of the core and shell as well as other development costs prior to the funding of the construction loan. As of December 26, 2004, NYT's remaining construction equity requirement related to construction of the core and shell as well as other development costs was approximately $174 million. The requirement has been guaranteed by the Company and is backed by a standby letter of credit of approximately $181 million, which will decline on a monthly basis to zero as of December 31, 2005. Because NYT is funding its contribution equity first, a portion of those funds will be used to fund FC's share of Building costs (the "FC funded share") prior to the commencement of funding of the construction loan. The FC funded share will bear interest at the construction loan rate and will be repaid to NYT out of construction loan draws. FC's interest in the Building Partnership has been pledged to NYT to secure repayment of the FC funded share.

Capital expenditures in connection with the Building, net of proceeds from the sale of its existing headquarters (see below), including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(In millions)	NYT	FC	Total

2001-2004	$154	$130	$284

2005	$120-$135	$110-$120	$230-$255

Beyond 2005	$365-$380	$147-$167	$512-$547

Total	$639-$669	$387-$417	$1,026-$1,086

Less: net of sale proceeds(a)	$106	—	$106

Total, net of sale proceeds	$533-$563(b)	$387-$417	$920-$980

(a)
Represents cash proceeds from the sale of the Company's existing headquarters (see below), net of income taxes and transaction costs. This amount is not net of the Company's future rental payments associated with the leaseback as discussed below.

(b)
Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

On December 27, 2004 (the first day of the 2005 fiscal year) the Company completed the sale of its existing headquarters in New York City for $175 million and entered into a lease with the purchaser/lessor. The Company leased the existing headquarters through 2007, when it expects to occupy the Building. This transaction has been accounted for as a sale-leaseback in accordance with GAAP. The sale resulted in a total pre-tax gain of approximately $145 million, of which approximately $116 million ($63 million after tax or $.43 per share) will be recognized in the first quarter of 2005. The remainder of the gain is being deferred and amortized over the lease term in accordance with GAAP. The lease requires the payment of rent over the lease term by the Company to the purchaser/lessor and will result in rent expense that will be offset by the amount of the gain being deferred and amortized. The net proceeds from the sale of Company's existing headquarters were used to repay commercial paper outstanding.

Capital Resources

Sources and Uses of Cash

Cash flows for the three years ended December 26, 2004, were as follows:

				% Change
(In millions)	2004	2003	2002	04-03	03-02

Operating activities	$444.0	$466.3	$273.3	(4.8)	70.6
Investing activities	$(192.1)	$(245.9)	$(360.9)	(21.9)	(31.9)
Financing activities	$(249.2)	$(218.7)	$72.6	14.0	*

*
Represents a decrease in excess of 100%.

The Company's current priorities for its use of cash are:

•
Investment in capital projects intended to improve operations. In particular investments in technology to increase revenues, reduce costs, improve efficiencies or help the Company better serve its customers,

•
Strategic investments to enhance the value of existing properties,

•
Dividend payments to shareholders,

•
Construction of the Building and

•
Stock repurchases.

Operating Activities

The primary source of the Company's liquidity is cash flows from operating activities. The key component of operating cash flow is cash receipts from advertising customers. Advertising has provided 66% to 67% of total revenues over the past three years. Operating cash inflows also include cash receipts from circulation sales, other revenue transactions such as wholesale delivery operations, news services and direct marketing. Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

Net cash provided by operating activities decreased in 2004 compared with 2003 primarily due to lower cash earnings, partially offset by an improvement in working capital requirements.

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

Net cash used in investing activities decreased in 2004 compared with 2003 primarily due to the use of cash for the acquisition of the IHT in 2003.

Net cash used in investing activities decreased in 2003 compared with 2002. In 2003 the Company purchased ($65.1 million) the remaining 50% interest in the IHT that it did not previously own. In 2002 the Company made equity investments ($175.0 million) in DTC and NESV.

Capital expenditures (on an accrual basis) were $169.0 million in 2004, $115.7 million in 2003 and $164.9 million in 2002. The 2004, 2003 and 2002 amounts include costs of approximately $58 million, $52 million and $23 million related to the Building (excluding the Company's development partner's interest in costs associated with the Building). See Note 17 of the Notes to the Consolidated Financial Statements for additional information.

Financing Activities

Financing cash inflows generally include borrowings under the Company's commercial paper program, the issuance of long-term debt, and funds from stock option exercises and from the sale of stock to employees under the Company's employee stock purchase plan. Financing cash outflows generally include the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of the Company's Class A Common Stock.

Net cash used in financing activities in 2004 increased compared with 2003 primarily due to higher stock repurchases partially offset by higher commercial paper borrowings. The Company's stock repurchases totaled $293.2 million in 2004 compared with $208.5 million in 2003. The Company had net commercial paper borrowings of $107.4 million in 2004 compared with $49.9 million in 2003.

Net cash used in financing activities in 2003 was primarily related to stock repurchases ($208.5 million) and dividends paid ($85.5 million).

Net cash provided by financing activities in 2002 was primarily related to the issuance of debt ($175.3 million), partially offset by stock repurchases ($131.5 million).

See the Company's Consolidated Statements of Cash Flows for additional information on the Company's sources and uses of cash.

Third-Party Financing

The Company has the following financing sources available to supplement cash flows from operations:

•
A commercial paper facility,

•
Revolving credit agreements, and

•
Medium-term notes.

The Company's total debt, including commercial paper and capital lease obligations, was $1.1 billion as of December 26, 2004, and $955.3 million as of December 28, 2003. Total unused borrowing capacity under all financing arrangements amounted to $528.0 million as of December 26, 2004. See Note 7 of the Notes to the Consolidated Financial Statements for additional information related to the Company's debt.

The Company's 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, mature on March 15, 2005. As a result, the Company reclassed these notes from "Long-term debt" to "Current portion of long-term debt and capital lease obligations" in the Company's Consolidated Balance Sheets. The Company believes that its cash from operations and third-party financing, as described below, will be more than sufficient to meet this commitment.

The Company has the option to redeem its outstanding debentures ($71.9 million maturity value) beginning on March 15, 2005. The Company has decided to redeem the debentures and to refinance them with the issuance of long-term debt available under its effective shelf registration (see below). While the Company's redemption of the debentures will result in additional interest expense of approximately $4.7 million (which is included in the Company's interest expense guidance for 2005) in the first quarter of 2005, it will also reduce future interest expense as the debt issued to refinance the debentures will be at a lower interest rate compared with the interest rate of the debentures. The amount of the debentures has not been reclassed to "Current portion of long-term debt and capital lease obligations" in the Company's Consolidated Balance Sheet as of December 26, 2004 because the Company intends to refinance the debentures with other long-term debt.

Commercial Paper

The Company's liquidity requirements may be funded through the issuance of commercial paper. The Company's $600.0 million commercial paper program is supported by its revolving credit agreements (see below). Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.

The Company had $335.4 million in commercial paper outstanding as of December 26, 2004, with an annual weighted average interest rate of 2.3% and an average of 7 days to maturity from original issuance. The Company had $228.0 million in commercial paper outstanding as of December 28, 2003, with an annual weighted average interest rate of 1.1% and an average of 25 days to maturity from original issuance.

Revolving Credit Agreements

The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $670.0 million available under the two revolving credit agreements, the Company has issued letters of credit of $31.6 million. The remaining balance of $638.4 million supports the Company's commercial paper program discussed above. In May 2004 the Company terminated its one-year $330.0 million revolving credit agreement and entered into a $400.0 million five-year revolving credit agreement that extends to May 2009. The Company increased the amount available and extended the maturity date under its revolving credit agreement to provide the Company with additional borrowing flexibility. The Company's multi-year $270.0 million credit agreement remains unchanged, maturing in June 2006. There were no borrowings outstanding under the revolving credit agreements as of December 26, 2004.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the

Company's credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $376.8 million as of December 26, 2004, compared with $441.6 million as of December 28, 2003.

Medium-Term Notes

The Company's liquidity requirements may also be funded through the public offer and sale of notes under the Company's $300.0 million medium-term note program. As of December 26, 2004, the Company had issued $75.0 million of medium-term notes under this program. The remaining $225.0 million of medium-term notes may be issued from time to time pursuant to the Company's current effective shelf registration.

The Company's debt is considered investment grade by the major rating agencies. There were no changes to our debt ratings during 2004. Below is a summary of the ratings by category.

Category	Moody's	S&P

Commercial paper	P1	A1
Long-Term Debt	A1	A+

Contractual Obligations

The Company's significant contractual obligations as of December 26, 2004 are set forth below. The information provided in the table below is based on management's best estimate and assumptions as of December 26, 2004. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In millions)	Total	2005	2006-2007	2008-2009	Later Years

Long-term debt(a)	$647.4	$321.9	$102.0	$148.5	$75.0
Capital leases(b)	$131.5	$7.4	$15.2	$18.6	$90.3
Operating leases(b)	$131.5	$28.4	$44.0	$18.5	$40.6
Benefit plans(c)	$838.5	$71.6	$145.6	$157.3	$464.0

Total	$1,748.9	$429.3	$306.8	$342.9	$669.9

(a)
Excludes commercial paper amounting to $335.4 million as of December 26, 2004. This amount will be paid in 2005. See Note 7 of the Notes to the Consolidated Financial Statements for additional information related to the Company's commercial paper program and long-term debt.

(b)
See Note 17 of the Notes to the Consolidated Financial Statements for additional information related to the Company's capital and operating leases.

(c)
Includes estimated benefit payments, net of plan participant contributions, under the Company's sponsored pension and postretirement plans. The liabilities related to both plans are included in "Other Liabilities-Other" in the Company's Consolidated Balance Sheets. Payments included in the table above have been estimated over a ten-year period; therefore the amounts included in the "Later Years" column include payments for the period of 2010-2014. While benefit payments under these plans are expected to continue beyond 2014, the Company believes that an estimate beyond this period is unreasonable. See Notes 10, 11 and 12 of the Notes to the Consolidated Financial Statements for additional information related to the Company's pension and postretirement plans.

In addition to the pension and postretirement liabilities discussed above, "Other Liabilities-Other" in the Company's Consolidated Balance Sheets include liabilities related to i) deferred compensation, primarily consisting of the Company-sponsored deferred executive compensation plan (the "DEC plan"), ii) tax contingencies and iii) various other liabilities. These liabilities are not included in the table above primarily because the future payments are not determinable. The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. While the deferrals are initially for a period of up to four years (after which time taxable distributions must begin), the executive has the option to extend the deferral period. Therefore, the future payments under the DEC plan are not determinable. The Company's tax contingency liability is related to various current and potential tax audit issues. This liability is determined based on the Company's estimate of whether additional taxes will be due in the future. Any additional taxes due will be determined only upon the completion of current and future tax audits and the timing of such payments, which are not expected within one year, cannot be determined. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on "Other Liabilities-Other".

The Company has a contract with a major paper supplier to purchase newsprint. The contract requires the Company to purchase annually the lesser of a fixed number of tons, or a percentage of the Company's total newsprint requirement. Since the quantities of newsprint purchased annually under this contract are based on the Company's total newsprint requirement, the amount of the related payments for these purchases are excluded from the table above.

Off-Balance Sheet Arrangements

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe and on behalf of third parties that provide printing and distribution services for The Times's National Edition. As of December 26, 2004, the aggregate potential liability under these guarantees was approximately $35 million. See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's guarantees as well as its commitments and contingent liabilities.

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

Long-Lived Assets

Goodwill and certain other intangible assets are tested for impairment in accordance with Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets, and all other long-lived assets are tested for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-lived assets, including intangible assets, were $2.8 billion, or approximately 72% of "Total Assets" in the Company's Consolidated Balance Sheet as of December 26, 2004. The annual impairment analysis is considered critical because of the significance of long-lived assets to the Company's Consolidated Balance Sheet. Impairment analysis is considered critical to the Company's News Media Group and Broadcast Media Group segments.

The Company evaluates whether there has been an impairment of any of its long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying amount of a long-lived asset is not recoverable (undiscounted cash flows is less than the assets carrying value) and exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value of the long-lived asset is reduced to its fair value. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes. Any changes in key assumptions about the Company's News Media Group and Broadcast Media Group businesses and their prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material effect on the Company's Consolidated Financial Statements.

Retirement Benefits

The Company's pension plans and postretirement benefit plans are accounted for using actuarial valuations required by FAS No. 87, Employers' Accounting for Pensions, and FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

The Company's pension and postretirement benefit liabilities were approximately $415 million or 17% of total liabilities as of December 26, 2004. The Company considers accounting for retirement plans critical to all of its operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health care cost trend rates, salary growth, long-term return on plan assets and mortality rates.

Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and could have a material effect on the Company's Consolidated Financial Statements.

The Company's key retirement benefit assumptions are discussed in further detail under "Pension and Postretirement Benefits" on pages F-16 through F-18.

Income Taxes

Income taxes are accounted for in accordance with FAS No. 109, Accounting for Income Taxes. Under FAS 109 income taxes are recognized for the following: i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using enacted statutory tax rates and are adjusted for tax rate changes. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income tax expense was approximately $183 million or 38.5% of "Income before income taxes and minority interest" in the Company's Consolidated Statement of Income for the year ended December 26, 2004. Net deferred tax assets were approximately $374 million and deferred tax liabilities were approximately $450 million as of December 26, 2004 (see Note 9 of the Notes to the Consolidated Financial Statements). The Company considers accounting for income taxes critical to its operations because management is required to make significant subjective judgments in developing the Company's provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. The completion of these audits could result in an increase to amounts previously paid to the taxing jurisdictions. The Company does not expect the completion of these audits to have a material effect on the Company's Consolidated Financial Statements.

Self-Insurance

The Company self-insures for workers' compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $70 million as of December 26, 2004.

Accounts Receivable Allowances

Credit is extended to the Company's advertisers and subscribers based upon an evaluation of the customers' financial condition, and collateral is not required from such customers. The Company uses prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. In addition, the Company establishes reserves for estimated rebates, rate adjustments and discounts based on historical experience.

Accounts receivable allowances were approximately $44 million or 10% of gross accounts receivable as of December 26, 2004. Accounts receivable, net of allowances, were approximately $389 million or 63% of "Total current assets" in the Company's Consolidated Balance Sheet as of December 26, 2004.

The Company considers accounting for accounts receivable allowances critical to all of its operating segments because of the significance of accounts receivable to its current assets and operating cash flows. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on the Company's Consolidated Financial Statements.

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

The Company made approximately $57 million and $111 million of tax-deductible contributions to its qualified pension plans in 2004 and 2003. The value of the Company's qualified pension plan assets has increased to approximately $1 billion as of December 26, 2004, from approximately $924 million as of December 28, 2003, due to the improved performance of the stock market during 2004 and the Company's contributions to the plans. The Company continually monitors and evaluates the level of its pension contributions based on various factors that include, but are not limited to, investment performance, actuarial valuation and tax deductibility. If the Company elects to make contributions in 2005, such contributions will be based on the results of the January 1, 2005 valuation, market performance and interest rates in 2005 and will likely be made in the fourth quarter, as they were in 2004.

The Company's pension expense for its qualified pension plans was approximately $40 million, $29 million, and $21 million in 2004, 2003 and 2002. The Company's pension expense for its non-qualified pension plans was approximately $18 million, $17 million, and $12 million in 2004, 2003 and 2002. See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's pension expense.

The annual pension expense was calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. The Company's methodology in selecting these actuarial assumptions is discussed below.

Long-Term Rate of Return on Assets

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

The expected long-term rate of return determined on this basis was 8.75% in 2004. The Company anticipates that its pension assets will generate long-term returns on assets of at least 8.75%. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 70% with equity managers, with an expected long-term rate of return on assets of 10%, and 30% with fixed income/real estate managers, with an expected long-term rate of return on assets of 6%.

The Company's actual asset allocation as of December 2004 was in line with its expectations. The Company regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate.

The Company believes that 8.75% is a reasonable long-term rate of return on assets. The Company's plan assets had a rate of return of approximately 13% for the year ended December 26, 2004.

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

If the Company had decreased its expected long-term rate of return on its plan assets by 0.5% in 2004, pension expense would have increased by approximately $4 million for its qualified pension plans and the Company's funding requirements would not have been affected in 2004.

Discount Rate

The discount rate that the Company utilizes for determining future pension obligations is based on an index of Aa-rated corporate bonds. The indices selected reflect the weighted average remaining period of benefit payments. The discount rate determined on this basis had decreased to 5.75% as of December 2004 from 6.0% as of December 2003.

If the Company had decreased its expected discount rate by 0.5% in 2004, pension expense would have increased by approximately $10 million for the Company's qualified pension plans and $1 million for its non-qualified pension plans. The Company's funding requirements would not have been affected in 2004.

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

Unrecognized Actuarial Loss

The Company's unrecognized actuarial loss is approximately $241 million for its qualified pension plans and approximately $70 million for its non-qualified pension plans as of December 26, 2004. The unrecognized actuarial losses are primarily related to the cumulative effect of net decreases in the discount rate for both the qualified and non-qualified pension plans as well as the cumulative differences between the expected return calculated using the market-related value of assets and the return based on the market-related value of assets for the qualified pension plans. If discount rates continue to decline and the actual return on assets is lower than the Company's expected return on assets the unrecognized actuarial loss will increase resulting in higher pension expense in the future.

Postretirement Benefits

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. The Company accrues the costs of such benefits during the employees' active years of service. The Company's policy is to pay its portion of insurance premiums and claims under the above-mentioned plan from Company assets.

The Company's postretirement expense for its sponsored plan was approximately $14 million, $27 million, and $14 million in 2004, 2003 and 2002. The decrease in the Company's postretirement expense in 2004 compared with 2003 was primarily due to certain amendments made to its postretirement plan as well as the adoption of FASB Staff Position No. 106-2 ("FSP 106-2") related to the Medicare Prescription Drug Improvement and Modernization Act of 2003. The annual postretirement expense was calculated using a number of actuarial assumptions, including a health care cost trend rate and a discount rate. The health care cost trend rate range used to calculate the 2004 postretirement expense decreased to 5% to 12.5% from 5% to 13% in 2003. A 1% increase/decrease in the health care cost trend rates range would result in an increase/decrease of approximately $3 million in the Company's 2004 service and interest cost, two factors included in the calculation of postretirement expense. A 1% increase/decrease in the health care cost trend rates would result in an increase of approximately $31 million or a decrease of approximately $25 million, respectively, in the Company's accumulated benefit obligation, the actuarial present value of benefits, as of December 26, 2004. The Company's discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See the Pension Benefits section on pages F-16 through F-18 for a discussion about the Company's discount rate assumption.

See Note 11 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's postretirement plan.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004 the Financial Accounting Standards Board issued FAS No. 123 (revised 2004), Share-Based Payment ("FAS 123-R"). FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

All public companies are required to adopt FAS 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of FAS 123-R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but early adoption is encouraged. The Company adopted FAS 123-R as of December 27, 2004 (the first day of its 2005 fiscal year). Stock-based compensation expense, which includes the cost of stock options, restricted stock and shares under the Company's employee stock purchase plan, is expected to be $23 to $27 million on a pre-tax basis ($.11 to $.13 per diluted share) in 2005.

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

Advertising Revenues

Advertising is the Company's most significant source of revenue in newspaper, broadcasting and digital media. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, affect the levels of the Company's retail, national and in particular, classified advertising revenue. Structural changes in the retail environment, such as increased consolidation among major advertisers, may also depress the level of advertising revenue.

Competition from other forms of media available in the Company's various markets, including, but not limited to, other newspapers, broadcasters, cable systems and networks, satellite television and radio, Web sites, magazines, direct marketing, and the Yellow Pages, affects the Company's ability to attract and retain advertisers and to increase advertising rates. In recent years, Web sites dedicated to recruitment, real estate and automobile sales have become significant competitors of the Company's newspapers and Web sites for classified advertising.

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

Seasonal variations in advertising revenues cause the Company's quarterly consolidated results to fluctuate. Second-quarter and fourth-quarter advertising volume is typically higher than first- and third-quarter volume because economic activity tends to be lower during the winter and summer.

Circulation Revenues

Circulation is another significant source of revenue for the Company. Circulation revenue and the Company's ability to institute price increases for its print products are affected by:

•
competition from other publications and other forms of media available in the Company's various markets;

•
changing consumer lifestyles resulting in decreasing amounts of free time;

•
declining frequency of regular newspaper buying among young people; and

•
increasing costs of circulation acquisition, particularly with the adoption of "do-not-call" legislation.

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

World Events May Affect Results

The Company's results may be affected in various ways by events beyond its control, such as wars, political unrest, acts of terrorism or natural disasters, which could result in a temporary steep decline in advertising and increased expense. For example, the Company has incurred significant increased costs in covering the war in Iraq. Similar events may occur in the future and could have a material adverse effect on the Company's operating results.

New Products in New Markets

There are substantial uncertainties associated with the Company's efforts to develop new products and services for evolving markets. The success of these ventures will be determined by the Company's efforts, and in some cases by those of its partners, fellow investors and licensees. Initial timetables for the introduction and development of new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives, rapid technological change, regulatory changes and shifting market preferences, may cause new markets to move in unanticipated directions.

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

Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing such acquisitions and other unanticipated problems and liabilities.

Government Regulations

All of the Company's operations are subject to government regulation in the jurisdictions in which they operate. Changing regulations may result in increased costs that adversely affect results.

The Company's broadcast stations in particular are subject to regulatory developments that may affect their future profitability. All commercial television and radio stations are subject to Federal Communication Commission ("FCC") regulation. Radio and television stations broadcast under licenses that are generally granted and renewed for a period of eight years. The FCC substantially regulates radio and television station operations in many significant ways, including, but not limited to, employment practices, political advertising, indecency and obscenity, sponsorship identification, children's programming, issue-responsive programming, closed captioning, signal carriage, ownership, and engineering, transmissions, antenna and other technical matters. In addition, under FCC regulation, the Company has been required to construct digital television stations in all eight of its television markets. While such stations are now in operation, the new digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers. At a date to be set by the FCC, each television station will be required to return one of the two channels currently assigned to it and operate as a digital facility exclusively. It remains uncertain how the transition to digital television will affect the Company's broadcast operations.

Due to the wide geographic scope of its operations, the IHT is subject to regulation by political entities throughout the world.

Media Consolidation and Convergence

Changes in the regulatory and technological environment are bringing about a global consolidation of media companies and convergence among various forms of media. Future FCC media ownership rule-making proceedings may permit even greater consolidation in the United States through the elimination of various ownership restrictions, such as newspaper and broadcast station cross-ownership, and restrictions on multiple television station ownership in a single market. Although in 2003 the FCC had promulgated new rules covering these subjects, those revisions of the rules were appealed to the United States Court of Appeals for the Third Circuit, which substantially found them unjustified and remanded them to the FCC for further proceedings. The effectiveness of those rules was stayed before they went into effect and, with limited exception, remain stayed pending further FCC proceedings and court review. In addition, Congress is actively considering legislation that may affect regulation of broadcasting, including but not limited to, ownership restrictions.

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

MARKET RISK

The Company's market risk is principally associated with the following:

•
Interest rate fluctuations related to its debt obligations, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Based on the variable-rate debt included in the Company's debt portfolio, including interest rate swap agreements, a 25 basis point increase in interest rates would have resulted in an additional $1.1 million (pre-tax) in interest expense in 2004.

•
Newsprint is a commodity subject to supply and demand market conditions. The Company has equity investments in two paper mills, which provide a partial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented 11% of the Company's total costs and expenses in 2004. Based on the number of newsprint tons consumed in 2004, a $10 increase in newsprint prices would have resulted in an additional $5.1 million (pre-tax) in newsprint expense in 2004.

•
Unionized employees represent approximately 50% of the Company's full-time work force and the Company's results could be adversely affected if labor negotiations were to restrict its ability to maximize the efficiency of its operations. In addition, if the Company experienced labor unrest, its ability to produce and deliver its most significant products could be impaired.

See "Factors That Could Affect Operating Results" above and Notes 5, 7, 8 and 17 of the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share data)	December 26, 2004	December 28, 2003	December 29, 2002

REVENUES
Advertising	$2,194,644	$2,120,814	$2,048,815
Circulation	883,995	885,767	825,208
Other	225,003	220,619	204,984

Total	3,303,642	3,227,200	3,079,007

COSTS AND EXPENSES
Production costs
Raw materials	296,594	274,147	262,292
Wages and benefits	672,901	671,040	619,652
Other	506,053	483,608	470,688

Total	1,475,548	1,428,795	1,352,632
Selling, general and administrative expenses	1,318,141	1,258,855	1,181,507

Total	2,793,689	2,687,650	2,534,139

OPERATING PROFIT	509,953	539,550	544,868
Net income/(loss) from joint ventures	240	(8,223)	(12,330)
Interest expense, net	41,760	44,757	45,435
Other income	8,212	13,277	5,000

Income before income taxes and minority interest	476,645	499,847	492,103
Income taxes	183,499	197,762	191,955
Minority interest in net (income)/loss of subsidiaries	(589)	570	(401)

NET INCOME	$292,557	$302,655	$299,747

Average number of common shares outstanding
Basic	147,567	150,285	151,563
Diluted	149,357	152,840	154,805

Basic earnings per share	$1.98	$2.01	$1.98

Diluted earnings per share	$1.96	$1.98	$1.94

Dividends per share	$.61	$.57	$.53

See Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 26, 2004	December 28, 2003

ASSETS

Current Assets
Cash and cash equivalents	$42,389	$39,447
Accounts receivable (net of allowances: 2004 – $43,576; 2003 – $41,123)	389,300	387,720
Inventories	32,654	28,952
Deferred income taxes	56,639	66,178
Other current assets	92,911	81,014

Total current assets	613,893	603,311

Investments in Joint Ventures	218,909	227,470

Property, Plant and Equipment
Land	73,256	72,687
Buildings, building equipment and improvements	830,643	811,682
Equipment	1,490,522	1,449,482
Construction and equipment installations in progress	352,696	229,973

Total – at cost	2,747,117	2,563,824
Less accumulated depreciation and amortization	1,379,733	1,288,696

Property, plant and equipment – net	1,367,384	1,275,128

Intangible Assets Acquired
Goodwill	1,103,862	1,097,682
Other intangible assets acquired (less accumulated amortization of $143,683 in 2004 and $126,238 in 2003)	360,727	376,688

Total	1,464,589	1,474,370

Miscellaneous Assets	285,082	221,437

Total Assets	$3,949,857	$3,801,716

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Commercial paper outstanding	$335,350	$227,980
Accounts payable	190,134	176,570
Accrued payroll and other related liabilities	117,121	119,490
Accrued expenses	147,548	158,448
Unexpired subscriptions	77,573	76,281
Current portion of long-term debt and capital lease obligations	252,023	1,597

Total current liabilities	1,119,749	760,366

Other Liabilities
Long-term debt	393,601	646,909
Capital lease obligations	77,873	78,816
Deferred income taxes	132,108	137,311
Other	691,364	694,661

Total other liabilities	1,294,946	1,557,697

Minority Interest	134,620	91,411

STOCKHOLDERS' EQUITY
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued	—	—
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2004 – 150,084,658; 2003 – 157,716,099 (including treasury shares: 2004 – 4,819,661; 2003 – 8,677,435)	15,009	15,772
Class B – convertible – authorized 840,316 shares; issued: 2004 and 2003 – 840,316 (including treasury shares: 2004 – none and 2003 – none)	84	84
Additional paid-in capital	—	53,645
Retained earnings	1,684,854	1,790,801
Common stock held in treasury, at cost	(204,407)	(381,004)
Deferred compensation	(24,309)	(8,037)
Accumulated other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	19,416	11,032
Unrealized derivative losses on cash-flow hedges	(124)	(609)
Minimum pension liability	(89,782)	(89,442)
Unrealized loss on marketable securities	(199)	—

Total accumulated other comprehensive loss, net of income taxes	(70,689)	(79,019)

Total stockholders' equity	1,400,542	1,392,242

Total Liabilities and Stockholders' Equity	$3,949,857	$3,801,716

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 26, 2004	December 28, 2003	December 29, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$292,557	$302,655	$299,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,893	122,130	129,289
Amortization	27,895	25,617	24,058
Excess distributed earnings of affiliates	14,750	17,522	18,789
Minority interest in net income/(loss) of subsidiaries	589	(570)	401
Deferred income taxes	3,547	53,536	86,681
Long-term retirement benefit obligations	(8,981)	(61,171)	(112,632)
Other – net	(17,152)	4,084	(11,490)
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable – net	(3,036)	(4,252)	(40,026)
Inventories	(3,702)	(5,652)	8,339
Other current assets	(2,050)	(11,141)	(3,452)
Accounts payable	114	(13,722)	(8,224)
Accrued payroll and accrued expenses	7,576	25,180	66,889
Accrued income taxes	11,746	14,986	(189,892)
Unexpired subscriptions	1,292	(2,917)	4,807

Net cash provided by operating activities	444,038	466,285	273,284

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and investments	—	(65,059)	(176,903)
Capital expenditures-net	(153,804)	(120,900)	(160,689)
Other investing payments	(38,344)	(59,971)	(23,320)

Net cash used in investing activities	(192,148)	(245,930)	(360,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Commercial paper borrowings – net	107,370	49,860	19,821
Long-term obligations:
Increase	—	—	175,277
Reduction	(1,824)	(54,578)	(2,606)
Capital shares:
Issuance	41,090	33,180	68,754
Repurchase	(293,222)	(208,501)	(131,480)
Dividends paid to stockholders	(90,127)	(85,515)	(80,259)
Other financing (payments)/proceeds – net	(12,525)	46,880	23,131

Net cash (used in)/provided by financing activities	(249,238)	(218,674)	72,638

Net increase/(decrease) in cash and cash equivalents	2,652	1,681	(14,990)
Effect of exchange rate changes on cash and cash equivalents	290	804	—
Cash and cash equivalents at the beginning of the year	39,447	36,962	51,952

Cash and cash equivalents at the end of the year	$42,389	$39,447	$36,962

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOW INFORMATION

	Years Ended
(In thousands)	December 26, 2004	December 28, 2003	December 29, 2002

SUPPLEMENTAL DATA
Cash payments
• Interest	$47,900	$50,158	$46,100
• Income taxes, net of refunds	$166,497	$133,936	$305,194

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

Other

•
In 2003 capital expenditures are net of a $14.1 million reimbursement of remediation costs at one of the Company's printing plants, a portion of which costs had been previously capitalized. On an accrual basis, capital expenditures were $169.0 million, $115.7 million, and $164.9 million in 2004, 2003 and 2002.

•
The Company's and its development partner's interests in the Company's new headquarters are approximately 58% and 42% (see Note 17 of the Notes to the Consolidated Financial Statements). Due to the Company's majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company. Capital expenditures attributable to the Company's development partner's interest in the Company's proposed new headquarters are included in Investing activities—Other investing payments and were approximately $34 million in 2004, $52 million in 2003 and $19 million in 2002.

•
Financing activities—Other financing (payments)/proceeds include cash received from the development partner for capital expenditures (approximately $12 million in 2004, $47 million in 2003 and $23 million in 2002) offset by cash payments made by the Company to the Company's development partner for its new headquarters for excess capital contributions made (approximately $25 million in 2004 and none in 2003 and 2002).

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Capital Stock					Accumulated Other Comprehensive Income (Loss), Net of Income Tax
				Common Stock Held in Treasury, at Cost
(In thousands, except share and per share data)	Class A and Class B Common	Additional Paid-in Capital	Retained Earnings		Deferred Compensation		Total

BALANCE, DECEMBER 31, 2001	$15,646	$—	$1,354,173	$(208,392)	$(2,951)	$(8,823)	$1,149,653

Comprehensive income:
Net income			299,747				299,747
Foreign currency translation adjustments (net of tax expense of $67)						121	121
Change in unrealized loss on marketable securities (net of tax expense of $63)						83	83
Reclassification adjustment for loss included in net income (net of tax benefit of $25)						22	22
Change in unrealized derivative losses on cash-flow hedges (net of tax benefit of $983)						1,450	1,450
Minimum pension liability (net of tax benefit of $73,994)						(99,384)	(99,384)

Comprehensive income							202,039
Dividends, common – $.53 per share			(80,259)				(80,259)
Issuance of shares:
Retirement units – 14,050 Class A shares		(453)		586			133
Employee stock purchase plan – 973,301 Class A shares	1	(8,325)		40,168			31,844
Restricted shares – 140,000 Class A shares		454		5,835	(6,289)		—
Stock options – 2,633,935 Class A shares	263	95,900					96,163
Stock conversions – 3,214 Class B shares to A shares							—
Compensation expense – Restricted Class A shares					808		808
Repurchase of stock – 3,001,171 Class A shares				(131,074)			(131,074)
Treasury stock retirement – 1,883,350 shares	(189)	(78,307)		78,496			—

BALANCE, DECEMBER 29, 2002	15,721	9,269	1,573,661	(214,381)	(8,432)	(106,531)	1,269,307

Comprehensive income:
Net income			302,655				302,655
Foreign currency translation adjustments (net of tax expense of $1,174)						14,192	14,192
Change in unrealized derivative losses on cash-flow hedges (net of tax benefit of $749)						1,130	1,130
Minimum pension liability (net of tax expense of $8,879)						12,190	12,190

Comprehensive income							330,167
Dividends, common – $.57 per share			(85,515)				(85,515)
Issuance of shares:
Retirement units – 15,662 Class A shares		(531)		653			122
Employee stock purchase plan – 865,708 Class A shares	1	(3,312)		37,076			33,765
Restricted shares – 35,000 Class A shares		162		1,458	(1,620)		—
Stock options – 1,337,425 Class A shares	134	48,057					48,191
Stock conversions – 3,490 Class B shares to A shares							—
Compensation expense – Restricted Class A shares					2,015		2,015
Repurchase of stock – 4,590,994 Class A shares				(205,810)			(205,810)

BALANCE, DECEMBER 28, 2003	15,856	53,645	1,790,801	(381,004)	(8,037)	(79,019)	1,392,242

Comprehensive income:
Net income			292,557				292,557
Foreign currency translation adjustments (net of tax expense of $1,532)						8,384	8,384
Change in unrealized derivative losses on cash-flow hedges (net of tax expense of $340)						485	485
Minimum pension liability (net of tax benefit of $207)						(340)	(340)
Unrealized loss on marketable securities (net of tax benefit of $164)						(199)	(199)

Comprehensive income							300,887
Dividends, common – $.61 per share			(90,127)				(90,127)
Issuance of shares:
Retirement units – 9,810 Class A shares		(334)		429			95
Employee stock purchase plan – 953,679 Class A shares		(8,295)		41,585			33,290
Restricted shares – 515,866 Class A shares		(1,997)		22,530	(20,533)		—
Stock options – 1,599,621 Class A shares	160	52,956					53,116
Compensation expense – Restricted Class A shares					4,261		4,261
Repurchase of stock – 6,852,643 Class A shares				(293,222)			(293,222)
Treasury stock retirement – 9,232,565 Class A shares	(923)	(95,975)	(308,377)	405,275			—

BALANCE, DECEMBER 26, 2004	$15,093	$—	$1,684,854	$(204,407)	$(24,309)	$(70,689)	$1,400,542

See Notes to the Consolidated Financial Statements

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

The New York Times Company (the "Company") is engaged in diversified activities in media. The Company's principal businesses are newspapers, television and radio stations, and Internet properties. The Company also has equity interests in various other companies (see Note 5). The Company's major source of revenue is advertising, predominantly from its newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets.

PRINCIPLES OF CONSOLIDATION

The Consolidated Financial Statements include the accounts of the Company after the elimination of material intercompany items.

FISCAL YEAR

The Company's fiscal year end is the last Sunday in December. Each of the fiscal years 2004, 2003 and 2002 comprises 52 weeks.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Credit is extended to the Company's advertisers and subscribers based upon an evaluation of the customer's financial condition, and collateral is not required from such customers. Allowances for estimated credit losses, rebates, rate adjustments and discounts are generally established based on historical experience.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms as follows: buildings, building equipment and improvements—10 to 40 years; equipment—3 to 30 years. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

INTANGIBLE ASSETS ACQUIRED

Goodwill (primarily the excess of cost over the fair market value of tangible net assets acquired) and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets. See below and Note 2 for additional information on intangible assets.

Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists and other assets. Certain other intangible assets (mastheads and licenses), which have indefinite lives, are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets (customer lists and other assets) are amortized over their estimated useful lives, ranging from 4 to 7 years remaining as of December 26, 2004.

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

PENSION AND POSTRETIREMENT BENEFITS

The Company sponsors several pension plans and makes contributions to several others in connection with collective bargaining agreements. The Company also provides health and life insurance benefits to retired employees who are not covered by collective bargaining agreements.

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

INCOME TAXES

Income taxes are accounted for in accordance with FAS No. 109, Accounting for Income Taxes. Under FAS 109 income taxes are recognized for the following: i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using enacted statutory tax rates and are adjusted for tax rate changes (see Note 9). FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

The Company has applied the intrinsic value method under Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock option plan and employee stock purchase plan ("ESPP") (together, "Employee Stock-Based Plans") as of December 26, 2004. Accordingly, the Company only recorded compensation expense for 2004 and prior years for any stock options granted with an exercise price that was less than the fair market value of the underlying stock at the date of grant. The Company does not have any stock options outstanding that were granted with an exercise price that was less than the fair market value of the underlying stock at the date of grant. The Company has not recorded compensation expense for rights to purchase shares under its ESPP because it satisfies certain conditions under APB 25.

The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Plans been recorded based on the fair value method under FAS No. 123, as amended (see Note 14), Accounting for Stock-Based Compensation ("FAS 123").

	Years Ended

(Dollars in thousands, except per share data)	2004	2003	2002

Reported net income	$292,557	$302,655	$299,747
(a)Less:
Stock-based compensation expense excluding acceleration	(41,571)	(51,705)	(52,139)
Stock-based compensation expense related to acceleration	(20,514)	—	—

Pro forma net income	$230,472	$250,950	$247,608

Earnings per share:
Basic – as reported	$1.98	$2.01	$1.98
Less:
Stock-based compensation expense excluding acceleration	(.28)	(.34)	(.35)
Stock-based compensation expense related to acceleration	(.14)	—	—

Basic – pro forma	$1.56	$1.67	$1.63

Diluted – as reported	$1.96	$1.98	$1.94
Less:
Stock-based compensation expense excluding acceleration	(.28)	(.33)	(.33)
Stock-based compensation expense related to acceleration	(.14)	—	—

Diluted – pro forma	$1.54	$1.65	$1.61

(a)
Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects.

In June 2004 the Company accelerated the vesting of certain employee stock options which had exercise prices above the Company's stock price at the date of acceleration. This amount would have been recognized after 2004 had the Company not accelerated these stock options.

The acceleration of these stock options was approved by the Compensation Committee of the Company's Board of Directors and was accounted for in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company decided to accelerate these stock options to i) reduce stock-based compensation expense in connection with the issuance of FAS No. 123 (revised 2004), Share-Based Payment ("FAS 123-R") and ii) to provide the Company's employees with additional flexibility with respect to these stock options. This, along with a series of other actions taken by the Company over the last two years, including reducing stock option grants by approximately 65%, will reduce stock-based compensation expense beginning in 2005. See below under "Recent Accounting Pronouncement" for additional information on FAS 123-R and its estimated impact on the Company's Consolidated Financial Statements when adopted.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements. Actual results could differ from these estimates.

RECLASSIFICATIONS

For comparability, certain prior year amounts have been reclassed to conform with the 2004 presentation.

RECENT ACCOUNTING PRONOUNCEMENT

In December 2004 the Financial Accounting Standards Board issued FAS 123-R. FAS 123-R is a revision of FAS 123 and supersedes APB No. 25. FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

All public companies are required to adopt FAS 123-R using a modified prospective application. Under this application, companies are required to record compensation expense for all awards granted after the required effective date and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The provisions of FAS 123-R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, but early adoption is encouraged. The Company adopted FAS 123-R as of December 27, 2004 (the first day of its 2005 fiscal year). Stock-based compensation expense, which includes the cost of stock options, restricted stock and shares under the Company's ESPP is expected to be $23 to $27 million on a pre-tax basis ($.11 to $.13 per diluted share) in 2005.

2.   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost over the fair market value of tangible net assets acquired. Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS No. 142, Goodwill and Other Intangible Assets. The Company completed its annual impairment tests in the fourth quarter of 2004, neither of which resulted in the recognition of an impairment of Goodwill or other intangibles.

The changes in the carrying amount of Goodwill in 2004 and 2003 are as follows:

(In thousands)	News Media Group	Broadcast Media Group	Total

Balance as of December 29, 2002	$976,857	$40,909	$1,017,766
Goodwill acquired during year	71,946	—	71,946
Goodwill written off	(3,859)	—	(3,859)
Foreign currency translation	11,829	—	11,829

Balance as of December 28, 2003	1,056,773	40,909	1,097,682

Foreign currency translation and other	6,180	—	6,180

Balance as of December 26, 2004	$1,062,953	$40,909	$1,103,862

Goodwill acquired during 2003 resulted from the purchase of the remaining 50% interest in the International Herald Tribune (the "IHT"). Goodwill written off was related to the closing of a small job fair business. See Note 3 for additional information.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists and other assets. Other intangible assets acquired (mastheads and licenses) that have indefinite lives are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives.

Other intangible assets acquired were as follows:

	December 26, 2004		December 28, 2003

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized other intangible assets:
Customer lists	$203,300	$137,384	$203,252	$120,608
Other	7,310	6,299	7,158	5,630

Total	210,610	143,683	210,410	126,238

Unamortized other intangible assets:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	73,606	—	72,322	—

Total	293,800	—	292,516	—

Total other intangible assets acquired	$504,410	$143,683	$502,926	$126,238

As of December 26, 2004, the remaining weighted-average amortization period is seven years for customer lists and four years for other intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired, which is subject to amortization, was $17.3 million in 2004, $17.7 million in 2003 and $17.2 million in 2002. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount

2005	$17,093
2006	13,860
2007	4,682
2008	4,679
2009	4,560

3.   ACQUISITION/DISPOSITIONS

In December 2004 the Company recorded a pre-tax charge of $5.8 million as a result of restructuring its NYT-TV television production facility. The charge is recorded in selling, general and administrative ("SGA") expenses in the Company's Consolidated Statements of Income and did not have a material impact on the Company's Consolidated Financial Statements.

In March 2003 the Company closed a small job fair business resulting in a pre-tax charge of $4.6 million. The charge primarily consisted of the write-off of goodwill (see Note 2). The charge is recorded in SGA expenses in the Company's Consolidated Statements of Income and did not have a material impact on the Company's Consolidated Financial Statements.

In January 2003 the Company purchased the remaining 50% interest in the IHT that it did not previously own for approximately $65 million. The IHT is an international English language newspaper and, as a result of the acquisition, is the primary international print outlet for the journalism of The New York Times ("The Times"). The purchase was funded by cash from operations. Based on a final valuation, the purchase price was allocated to the fair value of Goodwill ($71.9 million), to other intangible assets ($16.2 million, principally the masthead as well as other assets) and to other assets acquired net of liabilities assumed.

Beginning in 2003, the operating results of the IHT were included within The New York Times Media Group (see Note 16). This acquisition does not have a material impact on the Company's Consolidated Financial Statements for the periods presented herein.

4.   INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

(In thousands)	December 26, 2004	December 28, 2003

Newsprint and magazine paper	$29,848	$26,067
Other inventory	2,806	2,885

Total	$32,654	$28,952

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 80% of inventory in 2004 and 2003. The replacement cost of inventory was approximately $37.0 million as of December 26, 2004, and $31.2 million as of December 28, 2003.

5.   INVESTMENT IN JOINT VENTURES

As of December 26, 2004, the Company's Investments in Joint Ventures consisted of equity ownership interests in the following entities:

Company	% Ownership

Discovery Times Channel, LLC ("DTC")	50.0%
Donohue Malbaie Inc. ("Malbaie")	49.0%
Madison Paper Industries ("Madison")	40.0%
New England Sports Ventures, LLC ("NESV")	16.7%

The Company's investments above are accounted for under the equity method, and are recorded in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. The Company's proportionate shares of the operating results of its investments are recorded in "Net income/(loss) from joint ventures" in the Company's Consolidated Statements of Income and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets.

The Company and Discovery Communications, Inc. own and operate DTC, a digital cable television channel. DTC is a non-fiction channel that offers programming on recent history and newsworthy events. The Company made additional capital contributions to DTC of $3.1 million in 2004 and $8.0 million in 2003.

The Company owns an interest in NESV, which owns the Boston Red Sox baseball club (including Fenway Park and approximately 80% of the New England Sports Network, a regional cable sports network). NESV decreased its minimum pension liability related to its pension plans to $6.8 million from $7.9 million. This resulted in the Company increasing its investment in NESV by its percentage share of the decrease in the minimum pension liability along with a gain to "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets as of December 26, 2004, and the Consolidated Statements of Stockholders' Equity for the year then ended.

The Company's investments in DTC and NESV are not material to the Company's Consolidated Financial Statements.

The Company also has investments in a Canadian newsprint company, Malbaie, and a partnership operating a supercalendered paper mill in Maine, Madison (together, the "Paper Mills").

The Company and Myllykoski Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company's percentage ownership of Madison, which represents 40%, is through an 80%-owned consolidated subsidiary. Myllykoski Corporation owns a 10% interest in Madison through a 20% minority interest in the consolidated subsidiary of the Company. Myllykoski Corporation's proportionate share of the operating results of Madison is also recorded in "Net income/(loss) from joint ventures" in the Company's Consolidated Statements of Income and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. Myllykoski Corporation's minority interest is included in "Minority interest in net (income)/loss of subsidiaries" in the Company's Consolidated Statements of Income and in "Minority Interest" in the Company's Consolidated Balance Sheets.

The Company received distributions from Madison of $10.0 million in 2004, $5.6 million in 2003 and $3.4 million in 2002. No loans or contributions were made by the Company to Madison in 2004, 2003 or 2002.

The Company received distributions from Malbaie of $5.0 million in 2004, $3.7 million in 2003 and $3.1 million in 2002. No loans or contributions were made by the Company to Malbaie in 2004, 2003 or 2002.

Condensed combined balance sheets of the Paper Mills were as follows:

Condensed Combined Balance Sheets of Paper Mills

(In thousands)	December 26, 2004	December 28, 2003

Current assets	$48,901	$50,829
Less current liabilities	30,024	30,402

Working capital	18,877	20,427
Fixed assets, net	157,858	174,613
Long-term debt	(20,800)	(26,400)
Deferred income taxes and other	(6,519)	(8,653)

Net assets	$149,416	$159,987

During 2004, 2003 and 2002, the Company's News Media Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $61.2 million for 2004, $54.7 million for 2003 and $49.1 million for 2002.

Condensed combined income statements of the Paper Mills were as follows:

Condensed Combined Income Statements of Paper Mills

(In thousands)	2004	2003	2002

Net sales and other income	$253,027	$229,678	$225,364
Costs and expenses	234,435	220,222	208,762

Income before taxes	18,592	9,456	16,602
Income tax expense	1,888	1,547	2,437

Net income	$16,704	$7,909	$14,165

The condensed combined financial information of the Paper Mills excludes the income tax effects attributable to Madison because it is a partnership. Such tax effects have been included in the Company's Consolidated Financial Statements.

Madison recorded an unrealized gain of $1.0 million in 2004 related to the change in market value of interest rate agreements into which it had entered. The unrealized gain resulted in the Company increasing its investment in Madison by its percentage share of the unrealized gain along with recording the unrealized gain in "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets as of December 26, 2004, and the Consolidated Statements of Stockholders' Equity for the year then ended. The interest rate agreements, which expire July 1, 2005, were designated as cash flow hedging instruments by Madison.

In 2004 Madison increased its minimum pension liability related to its pension plans to $1.6 million as of December 26, 2004, from $1.5 million as of December 28, 2003. This resulted in the Company decreasing its investment in Madison by its percentage share of the increase in the minimum pension liability along with a charge to "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets as of December 26, 2004, and the Consolidated Statements of Stockholders' Equity for the year then ended.

6.   OTHER INCOME

"Other income" in the Company's Consolidated Statements of Income includes the following items:

(In thousands)	2004	2003	2002

Non-compete agreement	$5,000	$5,000	$5,000

Advertising credit(a)	3,212	8,277	—

Other income	$8,212	$13,277	$5,000

(a)
Related to credits for advertising issued by the Company, which were not used within the allotted time by the advertiser.

7.   DEBT

Long-term debt consists of the following:

(In thousands)	December 26, 2004	December 28, 2003

7.625% Notes due 2005, net of unamortized debt costs of $183 in 2004, and $1,043 in 2003, effective interest rate 7.996%(a)	$250,447	$253,662
8.25% Debentures due 2025 (due 2005 at option of Company), net of unamortized debt costs of $2,069 in 2004 and $2,099 in 2003, effective interest rate 8.553%(a)	69,840	69,801
4.625%-7.125% Medium-Term Notes due 2007 through 2009, net of unamortized debt costs of $849 in 2004 and $1,071 in 2003(b)	249,651	249,429
4.610% Medium-Term Notes due 2012, net of unamortized debt costs of $890 in 2004 and $983 in 2003(c)	74,110	74,017

Total notes and debentures	644,048	646,909

Less current portion	250,447	—

Total long-term debt	$393,601	$646,909

(a)
In March 1995 the Company completed a public offering of $400.0 million of unsecured notes and debentures. The offering consisted of 10-year notes aggregating $250.0 million maturing March 15, 2005, at an annual rate of 7.625%, and 30-year debentures aggregating $150.0 million maturing March 15, 2025, at an annual rate of 8.25% (the Company subsequently made a tender offer for its 30-year notes which resulted in a reduction of the maturity value to $71.9 million). The debentures are callable in March 2005 (see below for the Company's plans to call these debentures). Interest is payable semi-annually on March 15 and September 15 on both the notes and the debentures. In 2001 the Company entered into interest rate swap agreements to exchange the fixed interest rate on a portion of the ten-year notes for a variable interest rate (see Note 8).

(b)
On August 21, 1998, the Company filed a $300.0 million shelf registration on Form S-3 with the Securities and Exchange Commission ("SEC") for unsecured debt securities to be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes of which no amount remains available as of December 26, 2004. In October 2003, $49.5 million due under one tranche of the medium-term notes was repaid.

(c)
On July 26, 2002, the Company filed a $300.0 million shelf registration statement on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective on August 6, 2002. On September 17, 2002, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. As of December 26, 2004, the Company had issued $75.0 million of medium-term notes under this program.

The Company's total debt, including commercial paper and capital lease obligations (see Note 17), amounted to $1.1 billion as of December 26, 2004, and $955.3 million as of December 28, 2003. Total unused borrowing capacity under all financing arrangements amounted to $528.0 million as of December 26, 2004.

The Company's $600.0 million commercial paper program is supported by the revolving credit agreements described below. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days. The Company had $335.4 million in commercial paper outstanding as of December 26, 2004, with an annual weighted average interest rate of 2.3% and an average of 7 days to maturity from original issuance. The Company had $228.0 million in commercial paper outstanding as of December 28, 2003, with an annual weighted average interest rate of 1.1% and an average of 25 days to maturity from original issuance.

The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $670.0 million available under the two revolving credit agreements, the Company has issued letters of credit of $31.6 million. The remaining balance of $638.4 million supports the Company's commercial paper program discussed above. In May 2004 the Company terminated its one-year $330.0 million revolving credit agreement and entered into a $400.0 million five-year revolving credit agreement that extends to May 2009. The Company's multi-year $270.0 million credit agreement remains unchanged, maturing in June 2006. There were no borrowings outstanding under the revolving credit agreements as of December 26, 2004 and December 28, 2003.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. As of December 26, 2004, the amount of stockholders' equity in excess of the required levels was $376.8 million.

The Company's 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, mature on March 15, 2005. As a result, the Company reclassed these notes from "Long-term debt" to "Current portion of long-term debt and capital lease obligations" in the Company's

Consolidated Balance Sheets. The Company believes that its cash from operations and third-party financing, as described above, will be more than sufficient to meet this commitment.

The Company has the option to redeem its outstanding debentures ($71.9 million maturity value) beginning on March 15, 2005. The Company has decided to redeem the debentures and to refinance the debentures with the issuance of long-term debt available under its July 2002 shelf registration as described above. While the Company's redemption of the debentures will result in additional interest expense of $4.7 million (which is included in the Company's interest expense guidance for 2005) in the first quarter of 2005, it will also reduce future interest expense as the debt issued to refinance the debentures will be at a lower interest rate compared with the interest rate of the debentures. The amount of the debentures has not been reclassed to "Current portion of long-term debt and capital lease obligations" in the Company's Consolidated Balance Sheet as of December 26, 2004 because the Company intends to refinance the debentures with other long-term debt.

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of the Company's long-term debt was $671.8 million as of December 26, 2004, and $691.5 million as of December 28, 2003.

The aggregate face amount of maturities of long-term debt over the next five years and thereafter is as follows:

(In thousands)	Amount

2005	$321,909	(a)
2006	—
2007	102,000
2008	49,500
2009	99,000
Thereafter	75,000

Total face amount of maturities	647,409
Less: Current portion of long-term debt	250,000

Total long-term debt	397,409

Less: Unamortized debt costs	(3,808)

Carrying value of long-term debt	$393,601

(a)
Includes $71.9 million of redeemable debentures discussed above.

Interest expense, net, as shown in the accompanying Consolidated Statements of Income was as follows:

(In thousands)	2004	2003	2002

Interest expense	$51,372	$51,205	$50,359
Interest income	(2,431)	(1,947)	(3,262)
Capitalized interest	(7,181)	(4,501)	(1,662)

Interest expense, net	$41,760	$44,757	$45,435

8.   DERIVATIVE INSTRUMENTS

During 2004, the Company entered into forward starting interest rate swap agreements ("forward starting swap agreements"), designated as cash-flow hedges as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities. These forward starting swap agreements, which have notional amounts totaling $60.0 million, were intended to lock in fixed interest rates on the issuance of debt in March 2005. As of December 26, 2004, the fair value of the swap agreements was $0.1 million, resulting in a loss that was recorded in "Accrued expenses" and "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets. There were no amounts recognized in earnings related to the swap agreements in 2004.

In 2001 the Company entered into interest rate swap agreements ("swap agreements"), designated as fair-value hedges as defined under FAS 133. The swap agreements have notional amounts totaling $100.0 million with variable interest rates that are reset quarterly based on three-month LIBOR. These swap agreements were entered into to exchange the fixed interest rate on a portion of the Company's ten-year $250.0 million 7.625% notes that mature on March 15, 2005, for a variable interest rate.

The fair value of the swap agreements was $0.6 million as of December 26, 2004, and $4.7 million as of December 28, 2003. The fair value of the swap agreements are recorded in "Other current assets" and "Current portion of long-term debt and capital lease obligations" in the Company's Consolidated Balance Sheet as of December 26, 2004. The offsetting gain and loss in earnings related to the asset and liability is included in "Interest expense, net" in the Company's Consolidated Statements of Income.

In the first quarter of 2004, the Company settled a newsprint swap agreement entered into in 1998 with Enron Corp. This resulted in the settlement of a swap liability and the reclassification of the related loss recorded in "Accumulated other comprehensive income/(loss), net of income taxes" into earnings. The settlement resulted in an immaterial gain recorded in the Condensed Consolidated Statements of Income.

9.   INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with FAS 109. Reconciliations between the effective tax rate on income before income taxes and the federal statutory rate are presented below.

	2004		2003		2002

(In thousands)	Amount	% of Pretax	Amount	% of Pretax	Amount	% of Pretax

Tax at federal statutory rate	$166,826	35.0%	$174,948	35.0%	$172,236	35.0%
Increase (decrease):
State and local taxes – net	19,646	4.1	26,020	5.2	15,846	3.2
Other – net	(2,973)	(0.6)	(3,206)	(0.6)	3,873	0.8

Income tax expense	$183,499	38.5%	$197,762	39.6%	$191,955	39.0%

The components of income tax expense as shown in the Consolidated Statements of Income are as follows:

(In thousands)	2004	2003	2002

Current tax expense
Federal	$149,322	$119,004	$103,334
Foreign	683	525	—
State and local	29,947	24,697	1,940

Total current tax expense	179,952	144,226	105,274

Deferred tax expense/(benefit) Federal	12,433	41,550	64,180
Foreign	(7,864)	(3,348)	—
State and local	(1,022)	15,334	22,501

Total deferred tax expense	3,547	53,536	86,681

Income tax expense	$183,499	$197,762	$191,955

State tax operating loss carryforwards ("loss carryforwards") totaled $2.9 million as of December 26, 2004, and $4.6 million as of December 28, 2003. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives generally ranging from 2 to 4 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $1.8 million ($2.8 million before federal income tax effect) as of December 26, 2004, and $1.5 million ($2.2 million before federal income tax effect) as of December 28, 2003.

In 2004 the Company's valuation allowance decreased $1.5 million due to the write-off of loss carryforwards because it was determined that the future benefit from these losses would not be realized. The Company also established a $1.8 million valuation allowance against other loss carryforwards ($2.8 million before federal income tax effect), resulting in an increase in tax expense by this amount. Tax expense in 2003 increased by $2.0 million ($3.1 million before federal income tax effect) due to an increase in the valuation allowance attributable to loss carryforwards. Tax expense in 2002 increased by $1.7 million ($2.7 million before federal income tax effect) due to an increase in the valuation allowance attributable to loss carryforwards.

The components of the net deferred tax assets and liabilities recognized in the Company's Consolidated Balance Sheets were as follows:

(In thousands)	December 26, 2004	December 28, 2003

Deferred Tax Assets:
Retirement, post employment and deferred compensation plans	$234,716	$229,037
Accruals for other employee benefits, compensation, insurance and other	46,155	52,881
Accounts receivable allowances	10,056	6,690
Other	85,337	56,676

Gross deferred tax assets	376,264	345,284
Valuation allowance	(1,832)	(1,461)

Net deferred tax assets	374,432	343,823

Deferred Tax Liabilities:
Property, plant and equipment	267,220	237,753
Intangible assets	114,330	110,449
Investments in joint ventures	34,850	36,416
Other	33,501	30,338

Gross deferred tax liabilities	449,901	414,956

Net deferred tax liability	$75,469	$71,133

Amounts recognized in the Consolidated Balance Sheets consist of:
Deferred tax asset – current	$56,639	$66,178
Deferred tax liability – long term	132,108	137,311

Net deferred tax liability	$75,469	$71,133

Income tax benefits related to the exercise of stock options reduced current taxes payable and increased additional paid-in capital by $13.5 million in 2004, $13.2 million in 2003 and $27.0 million in 2002.

As of December 26, 2004, and December 28, 2003, "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets and for the years then ended in the Consolidated Statements of Stockholders' Equity was net of a deferred income tax asset of $67.2 million, and $68.6 million, respectively.

The Internal Revenue Service has completed its examination of federal income tax returns through 2000 and is currently auditing the 2001 through 2003 federal income tax returns. In addition, there are various state and local audits in progress for periods from 1993 through 2000. The Company does not believe that the completion of these audits will have a material effect on the Company's Consolidated Financial Statements.

The Company's policy is to establish a tax contingency liability for potential audit issues. The tax contingency liability is based on the Company's estimate of whether additional taxes will be due in the future. Any additional taxes due will be determined only upon the completion of current and future tax audits. The timing of such payments cannot be determined, but the Company expects that they will not be made within one year. Therefore, the tax contingency liability is included in "Other Liabilities—Other" in the Company's Consolidated Balance Sheets.

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

Net periodic pension cost for all Company-sponsored pension plans were as follows:

	2004			2003			2002

(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans

Components of net periodic pension cost:
Service cost	$33,279	$2,155	$35,434	$27,543	$1,940	$29,483	$24,711	$1,617	$26,328
Interest cost	64,206	11,160	75,366	60,453	10,951	71,404	59,373	9,511	68,884
Expected return on plan assets	(76,292)	—	(76,292)	(67,857)	—	(67,857)	(63,320)	—	(63,320)
Recognized actuarial loss/(gain)	18,053	4,111	22,164	8,240	3,516	11,756	(621)	1,054	433
Amortization of prior service cost	402	259	661	402	310	712	402	309	711

Net periodic pension cost	$39,648	$17,685	$57,333	$28,781	$16,717	$45,498	$20,545	$12,491	$33,036

In connection with collective bargaining agreements, the Company contributes to several other pension plans, including a joint company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Pension cost for these plans was $23.4 million in 2004, $22.5 million in 2003, and $25.6 million in 2002.

The changes in benefit obligation and plan assets as of December 26, 2004, and December 28, 2003, for all Company-sponsored pension plans were as follows:

	2004			2003

(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans	Qualified Plans	Non-Qualified Plans	All Plans

Change in benefit obligation:
Benefit obligation at prior measurement date	$1,093,091	$189,018	$1,282,109	$951,971	$171,722	$1,123,693
Service cost	33,279	2,155	35,434	27,543	1,940	29,483
Interest cost	64,206	11,160	75,366	60,453	10,951	71,404
Plan participants' contributions	83	—	83	76	—	76
Amendments	—	—	—	—	281	281
Actuarial loss	54,200	12,032	66,232	97,112	12,812	109,924
Acquisitions	—	—	—	—	2,245	2,245
Benefits paid	(50,001)	(12,188)	(62,189)	(44,064)	(11,329)	(55,393)
Effect of change in currency conversion	—	226	226	—	396	396

Benefit obligation at current measurement date	1,194,858	202,403	1,397,261	1,093,091	189,018	1,282,109

Change in plan assets:
Fair value of plan at prior measurement date	924,358	—	924,358	678,231	—	678,231
Actual return on plan assets	107,653	—	107,653	179,615	—	179,615
Employer contribution	57,400	12,188	69,588	110,500	11,329	121,829
Plan participants' contributions	83	—	83	76	—	76
Benefits paid	(50,001)	(12,188)	(62,189)	(44,064)	(11,329)	(55,393)

Fair value of plan assets at measurement date	1,039,493	—	1,039,493	924,358	—	924,358

Funded status	(155,365)	(202,403)	(357,768)	(168,733)	(189,018)	(357,751)
Unrecognized actuarial loss	240,847	69,642	310,489	236,060	61,560	297,620
Unrecognized prior service cost	5,091	1,404	6,495	5,493	1,663	7,156

Net amount recognized	$90,573	$(131,357)	$(40,784)	$72,820	$(125,795)	$(52,975)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(26,612)	$(175,718)	$(202,330)	$(53,060)	$(161,553)	$(214,613)
Intangible asset	5,273	1,404	6,677	5,806	1,663	7,469
Accumulated other comprehensive loss	111,912	42,957	154,869	120,074	34,095	154,169

Net amount recognized	$90,573	$(131,357)	$(40,784)	$72,820	$(125,795)	$(52,975)

The accumulated benefit obligation for all pension plans was $1.2 billion as of December 26, 2004, and $1.1 billion as of December 28, 2003.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 26, 2004, and December 28, 2003 were as follows:

(In thousands)	2004	2003

Projected benefit obligation	$1,397,261	$1,282,109
Accumulated benefit obligation	$1,241,823	$1,133,477
Fair value of plan assets	$1,039,493	$924,358

Additional information about the Company's pension plans were as follows:

(In thousands)	2004	2003

Increase/(decrease) in minimum pension liability included in other comprehensive income	$700	$(22,727)

Weighted-average assumptions used in the actuarial computations to determine benefit obligations as of December 26, 2004, and December 28, 2003, were as follows:

	2004	2003

Discount rate	5.75%	6.00%
Rate of increase in compensation levels	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the three years ended December 26, 2004, were as follows:

	2004	2003	2002

Discount rate	6.00%	6.50%	7.25%
Rate of increase in compensation levels	4.50%	4.50%	5.00%
Expected long-term rate of return on assets	8.75%	8.75%	9.00%

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

The Company's pension plan weighted-average asset allocations as of December 26, 2004, and December 28, 2003, by asset category, were as follows:

	2004	2003

Asset Category	Percentage of Plan Assets

Equity securities	74%	72%
Debt securities	24	27
Real estate	2	1

Total	100%	100%

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

The Company made $57.4 million and $110.5 million of tax-deductible contributions to its qualified pension plans in 2004 and 2003. If the Company elects to make contributions in 2005, such contributions will be based on the results of the January 1, 2005 valuation, market performance and interest rates in 2005 and will likely be made in the fourth quarter, as they were in 2004.

The Company's accrued benefit cost for its sponsored pension plans is included in "Other Liabilities—Other" in the Company's Consolidated Balance Sheets (see Note 12).

The following benefit payments (net of plan participant contributions for non-qualified plans) under the Company's pension plans, which reflect expected future services, are expected to be paid:

(In thousands)	Qualified Plans	Non-Qualified Plans	Total

2005	$ 49,509	$ 11,438	$ 60,947
2006	50,430	11,578	62,008
2007	51,916	11,819	63,735
2008	54,198	12,273	66,471
2009	56,653	12,330	68,983
2010-2014	332,114	69,319	401,433

Total benefit payments	$ 594,820	$ 128,757	$ 723,577

The amount of cost recognized for defined contribution benefit plans was $13.0 million for the year ended December 26, 2004, $11.5 million for the year ended December 28, 2003, and $12.8 million for the year ended December 29, 2002.

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employees meet specified age and service requirements.

The Company's policy is to pay its portion of insurance premiums and claims under the above-mentioned plan from Company assets.

In accordance with FAS 106, the Company accrues the costs of such benefits during the employees' active years of service.

Net periodic postretirement cost was as follows:

(In thousands)	2004	2003	2002

Components of net periodic postretirement benefit cost:
Service cost	$6,158	$10,031	$4,946
Interest cost	11,539	15,948	12,946
Recognized actuarial loss	1,582	4,116	438
Amortization of prior service cost	(5,405)	(2,981)	(2,981)
Effect of curtailment	—	—	(1,733)

Net periodic postretirement benefit cost	$13,874	$27,114	$13,616

In connection with collective bargaining agreements, the Company contributes to several welfare plans, including a joint company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, relate to postretirement benefits for plan participants. Postretirement cost related to these welfare plans were $31.6 million in 2004, $28.2 million in 2003, and $26.0 million in 2002.

The accrued postretirement benefit liability and the change in benefit obligation as of December 26, 2004, and December 28, 2003, were as follows:

(In thousands)	2004	2003

Change in benefit obligation:
Benefit obligation at prior measurement date	$195,768	$226,679
Service cost	6,158	10,031
Interest cost	11,539	15,948
Plan participants' contributions	2,544	2,011
Amendments	—	(44,217)
Actuarial loss	15,705	31,129
Benefits paid	(13,836)	(13,153)
Effect of Medicare Reform Act	—	(32,660)

Benefit obligation at current measurement date	217,878	195,768

Change in plan assets:
Fair value of plan assets at prior measurement date	—	—
Employer contribution	13,836	13,153
Benefits paid	(13,836)	(13,153)

Fair value of plan assets at current measurement date	—	—

Funded status	(217,878)	(195,768)
Unrecognized actuarial loss	58,610	44,487
Unrecognized prior service cost	(53,845)	(59,250)

Net amount recognized	$(213,113)	$(210,531)

On January 1, 2004, amendments to the Company's postretirement plan became effective. These amendments included changes to the age and service eligibility requirements and an increase in deductibles, co-payments, and out-of-pocket maximum payments related to the medical prescription drug plans. The amendments resulted in a reduction of the Company's Accumulated Postretirement Benefit Obligation ("APBO") of $44.2 million that was treated as a negative prior service cost, and is being amortized starting in 2004. Additionally, the Company adopted FASB Staff Position No. 106-2 ("FSP 106-2"), in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("Medicare Reform Act") which decreased the Company's APBO in the amount of $32.7 million. The decrease in the APBO was treated as a gain, which is being amortized starting in 2004.

The table below details the reduction in net periodic postretirement cost by component in 2004 as a result of the Medicare Reform Act and the adoption of FSP 106-2.

(In thousands)	2004

Service cost	$1,293
Interest cost	2,016
Recognized actuarial gain	1,958

Net periodic postretirement cost	$5,267

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations as of December 26, 2004 and December 28, 2003, were as follows:

	2004	2003

Discount rate	5.75%	6.00%
Estimated increase in compensation level	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost for the three years ended December 26, 2004, were as follows:

	2004	2003	2002

Discount rate	6.00%	6.50%	7.25%
Estimated increase in compensation level	4.50%	4.50%	5.00%

The assumed health care cost trend rates as of December 26, 2004, and December 28, 2003 were as follows:

	2004	2003

Health care cost trend rate assumed for next year:
Medical	7.25%-9.50%	7.50%-10.50%
Prescription	12.50%	13.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

(In thousands)	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total service and interest cost for 2004	$3,106	$(2,610)
Effect on accumulated postretirement benefit obligation as of December 26, 2004	$31,163	$(25,203)

The following benefit payments (net of plan participant contributions) under the Company's postretirement plan, which reflect expected future services, are expected to be paid:

(In thousands)	Amount

2005	$ 10,623
2006	9,715
2007	10,158
2008	10,632
2009	11,205
2010-2014	62,599

Total benefit payments	$ 114,932

In accordance with FAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees after employment but before retirement (such as workers' compensation, disability benefits and health care continuation coverage) during the employees' active years of service. The accrued cost of these benefits is included in "Other Liabilities—Other" in the Company's Consolidated Balance Sheets and amounted to $8.8 million as of December 26, 2004, and $14.1 million as of December 28, 2003.

12. OTHER LIABILITIES

The components of the "Other Liabilities—Other" balance in the Company's Consolidated Balance Sheets were as follows:

(In thousands)	December 26, 2004	December 28, 2003

Pension benefits obligation (see Note 10)	$202,330	$214,613
Postretirement benefits obligation (see Note 11)	213,113	210,531
Deferred compensation (see below)	131,264	119,085
Other	144,657	150,432

Total	$691,364	$694,661

Deferred compensation consists primarily of deferrals under a Company-sponsored deferred executive compensation plan (the "DEC plan"). The DEC plan obligation is recorded at fair market value and amounted to $123.0 million as of December 26, 2004, and $111.0 million as of December 28, 2003.

The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferrals are initially for a period of up to four years after which time taxable distributions must begin unless the period is extended by the participant. Employees' contributions earn income based on the performance of investment funds they select.

The Company invests deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. The Company's investments in life insurance products are recorded at fair market value and are included in "Miscellaneous Assets" in the Company's Consolidated Balance Sheets, and amounted to $121.9 million as of December 26, 2004, and $110.0 million as of December 28, 2003.

13. EARNINGS PER SHARE

Basic and diluted earnings per share for the three-year period ended December 26, 2004, was as follows:

(In thousands, except per share data)	2004	2003	2002

Basic earnings per share computation:
Numerator
Net income	$292,557	$302,655	$299,747

Denominator
Average number of common shares outstanding	147,567	150,285	151,563

Basic earnings per share	$1.98	$2.01	$1.98

Diluted earnings per share computation:
Numerator
Net income	$292,557	$302,655	$299,747

Denominator
Average number of common shares outstanding	147,567	150,285	151,563
Incremental shares for assumed exercise of securities	1,790	2,555	3,242

Total shares	149,357	152,840	154,805

Diluted earnings per share	$1.96	$1.98	$1.94

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the fair market value of the Company's common stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share. Approximately 13 million stock options with exercise prices ranging from $44.23 to $48.54 were excluded from the computation in 2004. Approximately 10 million stock options with exercise prices ranging from $46.02 to $47.25 were excluded from the computation in 2003. Approximately 5 million stock options with an exercise price of $47.25 were excluded from the computation in 2002.

14. STOCK-BASED AWARDS

Under the Company's 1991 Executive Stock Incentive Plan and the 1991 Executive Cash Bonus Plan (together, the "1991 Executive Plans"), the Board of Directors may authorize incentive compensation awards and grant stock options and restricted stock to key employees of the Company. Awards may be granted in cash, restricted and unrestricted shares of the Company's Class A Common Stock, retirement units (stock equivalents) or such other forms as the Board of Directors deems appropriate. As of December 26, 2004, under the 1991 Executive Plans, approximately 7 million shares of Class A Common Stock remain available for the future issuance of stock options and approximately 1 million shares of Class A Common Stock remain available for the future issuance of restricted stock, retirement units or other awards.

On April 13, 2004, the 2004 Non-Employee Directors' Stock Incentive Plan (the "2004 Directors' Plan") became effective and generally replaced the Company's existing Non-Employee Directors' Stock Option Plan. The 2004 Directors' Plan provides for the issuance of up to 500,000 shares of Class A Common Stock in the form of stock options or restricted stock awards. Approximately 450,000 shares of Class A Common Stock remain available as of December 26, 2004, for future issuances. Under the Company's 2004 Directors' Plan, non-qualified options with 10-year terms are granted annually to each non-employee director of the Company. Under the annual grant, a director may purchase 4,000 shares of Class A Common Stock from the Company at the average market price of such shares on the date of grant. Additionally, shares of restricted stock may be granted by the Board of Directors from time to time by resolution. No restricted stock was awarded under the 2004 Directors' Plan in 2004.

In 2004, the Company changed the method in which it issues incentive awards to its key employees through stock-based compensation. In prior years, except in limited circumstances, stock-based compensation consisted only of stock options. Upon consideration of several factors, including the number of stock options previously granted that remain outstanding, anticipated changes to the accounting treatment of stock options and the changing nature of executive compensation practices, the Company began in 2004 to award key employees a combination of stock options and restricted stock.

In 2004, the Company also changed its ESPP starting with the 2005 plan. In 2004 and prior offerings, the offering period had been 12 months and the purchase price had been the lesser of 85% of the average market price of the Company's Class A Common Stock on the date the offering commenced, or 85% of the average market price of the stock at the end of the offering.

Beginning with the 2005 ESPP, there will be two six-month offerings during the year and the purchase price is determined at the beginning of each six-month offering period. Eligible employees may purchase Class A Common Stock through payroll deductions for the January and June offerings. The January offering began January 1, 2005, and ends June 25, 2005, while the June offering period begins June 26, 2005, and ends December 24, 2005. The purchase price per share for the January offering is $35.08, which is 85% of the average market price of the stock on November 16, 2004. The purchase price per share for the June offering will be 85% of the average market price of the stock on June 3, 2005.

Approximately 46% to 50% of eligible employees have participated in the ESPP in the last three years, and approximately 1 million shares have been issued under the ESPP in each of 2004, 2003 and 2002.

The Company's changes to its stock-based compensation program, as discussed above, will reduce stock-based compensation expense that the Company will begin to recognize in its financial statements starting in 2005 in connection with the adoption of FAS 123-R (see Note 1 for more information related to FAS 123-R). Stock-based compensation expense, which includes the cost of stock options, restricted stock and shares under the Company's ESPP, is expected to be $23 to $27 million on a pre-tax basis ($.11 to $.13 per diluted share) in 2005.

The 1991 Executive Plans provide for granting of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Class A Common Stock on the date of grant. Beginning with the 2004 grant, stock options are issued to certain employees with a 3-year vesting period and a 6-year term and to other employees with a 4-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period.

Changes in the Company's stock options for the three-year period ended December 26, 2004, were as follows:

	2004		2003		2002
(Shares in thousands)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, beginning of year	30,803	$40	29,055	$39	26,390	$36
Granted(a)	1,916	40	3,394	46	5,490	46
Exercised	(1,600)	25	(1,337)	26	(2,634)	26
Forfeited	(320)	44	(309)	44	(191)	42

Options outstanding, end of year	30,799	41	30,803	40	29,055	39

Options exercisable, end of year	27,737	$41	20,132	$38	16,560	$35

(a)
Stock options granted in 2004 include 810,000 stock options granted with a 3-year vesting period and a 6-year term and 1,106,000 stock options granted with a 4-year vesting period and a 10-year term. Stock options granted in 2003 and 2002 are fully vested as of December 26, 2004 and have a 10-year term. See Note 1 for information regarding the Company's acceleration of vesting of these stock options.

The Company's stock options outstanding at December 26, 2004, were as follows:

(Shares in thousands)	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Remaining Exercise Price	Number of Options	Weighted Average Exercise Price

$11.59-$22.94	1,632	2 years	$18	1,632	$18
$32.34-$40.96	11,142	6 years	37	9,283	37
$42.25-$48.54	18,025	7 years	46	16,822	46

	30,799	6 years	$41	27,737	$41

The weighted average fair values for stock options grants were $6.64 for 6-year term stock options and $8.09 for 10-year term stock options granted in 2004, $12.25 for stock options granted in 2003 and $13.28 for stock options granted in 2002. All stock options granted prior to 2004 have a 10-year term. The weighted average values for the Company's ESPP rights were $8.13 in 2004, $9.69 in 2003 and $8.43 in 2002. The weighted average values were estimated at the date of grant using the Black Scholes Option Valuation model and the assumptions presented in the table below.

	Stock Options
	2004		2003		2002
	6-Year Term Options	10-Year Term Options	6-Year Term Options	10-Year Term Options	6-Year Term Options	10-Year Term Options

Risk-free interest rate	3.33%	3.62%	—	3.17%	—	3.03%
Expected life	4 years	5 years	—	5 years	—	5 years
Expected volatility	19.09%	19.65%	—	27.79%	—	30.95%
Expected dividend yield	1.50%	1.50%	—	1.23%	—	1.15%

	ESPP Rights
	2004	2003	2002

Risk-free interest rate	1.27%	1.79%	2.47%
Expected life	1.2 years	1.2 years	1.2 years
Expected volatility	28.63%	30.82%	32.29%
Expected dividend yield	1.75%	1.46%	1.62%

See Note 1 for the Company's accounting policy for its Employee Stock-Based Plans, as well as the effect on net income and earnings per share had expense for the Employee Stock-Based Plans been recorded based on the fair value method under FAS 123.

The Company's issuances of restricted stock for the three-year period ending December 26, 2004, were as follows:

	2004		2003		2002
(Shares in thousands)	Number of Shares Granted	Share Price at Date of Grant	Number of Shares Granted	Share Price at Date of Grant	Number of Shares Granted	Share Price at Date of Grant

Shares vesting after three years from issuance	251	$40	—	$—	—	$—
Shares vesting after four years from issuance	47	40	—	—	—	—
Shares vesting after five years from issuance	218	40	35	46	140	45

Total	516	$40	35	$46	140	$45

Restricted stock vests at the end of the respective vesting period. The Company recognizes the expense related to restricted stock ratably over the vesting period. The expense related to restricted stock was $4.3 million in 2004, $2.0 million in 2003 and $0.8 million in 2002.

Shares of Class A Common Stock reserved for issuance were as follows:

(In thousands)	December 26, 2004		December 28, 2003

Stock options
Outstanding	30,799		30,803
Available	7,129	(a)	8,273

Employee Stock Purchase Plan
Available	7,993		8,946

Voluntary conversion of Class B Common Stock
Available	840		840

Restricted stock, retirement units and other awards
Outstanding	113		118
Available	1,159		1,680

Total
Outstanding	30,912		30,921
Available	17,121		19,739

(a)
Includes stock options available (approximately 450,000 as of December 26, 2004) for future issuances under the 2004 Directors' Plan.

15. CAPITAL STOCK

The Company's Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A Common Stock. Upon conversion, the previously outstanding shares of Class B Common Stock are automatically and immediately retired resulting in a reduction of authorized Class B Common Stock. As provided for in the Company's Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the Board of Directors, and the Class A and Class B Common Stock have the right to vote together on the reservation of Company shares for stock options and other stock-based plans, on the ratification of the selection of a registered public accounting firm and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in an open market or through private transactions, and these repurchases may be suspended from time to time or discontinued. The Company repurchased 6.8 million shares in 2004 at an average cost of $42.79 per share, 4.6 million shares in 2003 at an average cost of $44.83 per share, and 3.0 million shares in 2002 at an average cost of $43.67 per share. The cost associated with these repurchases were $293.0 million in 2004, $205.8 million in 2003 and $131.1 million in 2002.

The Company repurchased 0.2 million shares during the period from December 27, 2004, through January 28, 2005. As of January 28, 2005, the remaining amount of the repurchase authorization from the Company's Board of Directors is $195.4 million. The effect of repurchases on diluted earnings per share was an increase in earnings per share of $.04 in 2004, $.03 in 2003 and $.02 in 2002.

The Company retired 9.2 million shares from treasury stock in 2004. The 2004 retirement resulted in a reduction of $405.3 million in treasury stock, $0.9 million in Class A Common Stock, $96.0 million in additional paid-in capital and $308.4 million in retained earnings. The Company did not retire any shares from treasury stock in 2003 and retired 1.9 million shares from treasury stock in 2002. The 2002 retirement resulted in a reduction of $78.5 million in treasury stock, $0.2 million in Class A Common Stock and $78.3 million in additional paid-in capital.

The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

16. SEGMENT INFORMATION

Beginning with the third quarter of 2004, the Company changed its reportable segments formerly known as the Newspaper Group and New York Times Digital ("NYTD"). This change consisted of combining NYTD's digital operations with their related print businesses (The Times and The Boston Globe), creating the News Media Group. The aggregation of the Company's print and digital businesses in this manner reflect the Company's organizational structure and its business strategy, which emphasizes a multiple-media platform approach pursuing both audiences and advertisers within the markets in which the Company competes. All prior periods included in this Form 10-K have been restated for comparison purposes.

The Company's reportable segments consist of the News Media Group and the Broadcast Media Group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

Revenues from individual customers, and revenues, operating profit and identifiable assets of foreign operations are not significant.

Below is a description of the Company's reportable segments:

NEWS MEDIA GROUP

The New York Times Media Group, which includes The Times, NYTimes.com and the IHT; the New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, consisting of 15 other newspapers and related digital properties. See Note 3 for information related to the acquisition of the IHT.

BROADCAST MEDIA GROUP

Eight network-affiliated television stations, two radio stations and related digital operations.

The Company's Statements of Income by segment and Corporate were as follows:

	Years Ended
(In thousands)	December 26, 2004	December 28, 2003	December 29, 2002

REVENUES
News Media Group	$3,142,606	$3,081,863	$2,923,208
Broadcast Media Group	161,036	145,337	155,799

Total	$3,303,642	$3,227,200	$3,079,007

OPERATING PROFIT (LOSS)
News Media Group	$514,351	$551,010	$539.863
Broadcast Media Group	44,883	35,761	48,962
Corporate	(49,281)	(47,221)	(43,957)

Total	509,953	539,550	544,868

Net income/(loss) from joint ventures	240	(8,223)	(12,330)
Interest expense, net	41,760	44,757	45,435
Other income	8,212	13,277	5,000

Income before income taxes and minority interest	476,645	499,847	492,103
Income taxes	183,499	197,762	191,955
Minority interest in net (income)/loss of subsidiaries	(589)	570	(401)

NET INCOME	$292,557	$302,655	$299,747

The News Media Group operating profit includes a $14.1 million benefit related to the reimbursement of remediation expenses at one of the Company's printing plants in 2003 and work force reduction expenses of $12.5 million in 2002. Corporate includes work force reduction expenses of $0.1 million in 2002.

Advertising, circulation and other revenue, by division of the News Media Group, were as follows:

(In thousands)	2004	2003	2002

The New York Times Media Group
Advertising	$1,209,668	$1,183,780	$1,119,406
Circulation	615,891	623,061	564,178
Other	160,592	163,815	155,561

Total	$1,986,151	$1,970,656	$1,839,145

New England Media Group
Advertising	$481,615	$464,472	$453,316
Circulation	181,009	174,634	173,168
Other	37,971	34,402	28,930

Total	$700,595	$673,508	$655,414

Regional Media Group
Advertising	$349,702	$333,769	$326,634
Circulation	87,095	88,072	87,862
Other	19,063	15,858	14,153

Total	$455,860	$437,699	$428,649

Total News Media Group
Advertising	$2,040,985	$1,982,021	$1,899,356
Circulation	883,995	885,767	825,208
Other	217,626	214,075	198,644

Total	$3,142,606	$3,081,863	$2,923,208

The Company's segment and Corporate depreciation and amortization, capital expenditures and identifiable assets reconciled to consolidated amounts were as follows:

	Years Ended
(In thousands)	December 26, 2004	December 28, 2003	December 29, 2002

DEPRECIATION AND AMORTIZATION
News Media Group	$124,189	$127,270	$135,219
Broadcast Media Group	8,898	9,269	8,168
Corporate	13,701	11,208	9,960

Total	$146,788	$147,747	$153,347

CAPITAL EXPENDITURES
News Media Group	$157,566	$107,741	$147,529
Broadcast Media Group	7,162	6,349	14,542
Corporate	4,252	1,610	2,814

Total	$168,980	$115,700	$164,885

IDENTIFIABLE ASSETS
News Media Group	$3,110,116	$2,936,809	$2,744,324
Broadcast Media Group	361,749	365,615	370,717
Corporate	259,083	271,822	273,539
Investments in joint ventures	218,909	227,470	245,262

Total	$3,949,857	$3,801,716	$3,633,842

17. COMMITMENTS AND CONTINGENT LIABILITIES

NEW HEADQUARTERS BUILDING

The Company is in the process of developing a 1.54 million square foot condominium office building (the "Building") in New York City that will serve as its new headquarters. In December 2001, a wholly-owned subsidiary of the Company ("NYT") and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, "FC") became the sole members of The New York Times Building LLC (the "Building Partnership"), a partnership established for the purpose of constructing the Building.

The Building Partnership is a New York limited liability company and a separate and distinct legal entity from the Company. NYT's and FC's percentage interests in the Building Partnership are approximately 58% and 42%. Due to the Company's majority interest, 100% of the financial position and results of operations of the Building Partnership are consolidated with those of the Company, and FC's minority interest in the Building Partnership is included in "Minority Interest" in the Company's Consolidated Balance Sheets as of December 26, 2004, and December 28, 2003, and in "Minority interest in net (income)/loss of subsidiaries" in the Consolidated Statements of Income for the periods ended December 26, 2004, and December 28, 2003.

In December 2001, the Building Partnership entered into a land acquisition and development agreement ("LADA") for the Building site with a New York State agency, which subsequently acquired title to the site through a condemnation proceeding. Pursuant to the LADA, the Building Partnership was required to fund all costs of acquiring the Building site, including the purchase price of approximately $86 million, and certain additional amounts ("excess site acquisition costs") to be paid in connection with the condemnation proceeding. NYT and FC were required to post letters of credit for these acquisition costs. As of December 26, 2004, approximately $17 million remained undrawn on a letter of credit posted by the Company on behalf of NYT and approximately $13 million remained undrawn on a letter of credit posted by Forest City Enterprises, Inc. ("FCE") on behalf of FC.

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

Pursuant to the Operating Agreement of the Building Partnership, dated December 12, 2001, and amended June 25, 2004 (the "Operating Agreement"), the funds for construction of the Building are to be provided through a construction loan and capital contributions of NYT and FC. On June 25, 2004, the Building Partnership closed a construction loan with GMAC Commercial Mortgage Corporation (the "construction lender"), which will provide a loan of up to $320 million (the "construction loan"), secured by the Building, for construction of the Building's core and shell as well as other development costs. NYT has elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs. The Company will fund such contributions from cash from operations and external financing sources. FC's share of the total costs of the Building will be funded through capital contributions and the construction loan.

Under the terms of the Operating Agreement and the construction loan, NYT is required to fund all of its construction equity related to construction of the core and shell as well as other development costs prior to the funding of the construction loan. As of December 26, 2004, NYT's remaining construction equity requirement related to construction of the core and shell as well as other development costs was approximately $174 million. This requirement has been guaranteed by the Company and is backed by a standby letter of credit of approximately $181 million, which will decline on a monthly basis to zero as of December 31, 2005. Because NYT is funding its construction equity first, a portion of those funds will be used to fund FC's share of Building costs (the "FC funded share") prior to commencement of funding of the construction loan. The FC funded share will bear interest at the construction loan rate and will be repaid to NYT out of construction loan draws. FC's interest in the Building Partnership has been pledged to NYT to secure repayment of the FC funded share.

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

Capital expenditures in connection with the Building, net of proceeds from the sale of its existing headquarters (see below), including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(In millions)	NYT	FC	Total

2001-2004	$154	$130	$284
2005	$120-$135	$110-$120	$230-$255
Beyond 2005	$365-$380	$147-$167	$512-$547
Total	$639-$669	$387-$417	$1,026-$1,086

Less: net of sale proceeds(a)	$106	—	$106

Total, net of sale proceeds	$533-$563(b)	$387-$417	$920-$980

(a)
Represents cash proceeds from the sale of the Company's existing headquarters (see below), net of income taxes and transaction costs. This amount is not net of the Company's future rental payments associated with the leaseback as discussed below.

(b)
Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

On December 27, 2004 (the first day of the 2005 fiscal year) the Company completed the sale of its existing headquarters in New York City for $175 million and entered into a lease with the purchaser/lessor. The Company leased the existing headquarters through 2007, when it expects to occupy the Building. This transaction has been accounted for as a sale-leaseback in accordance with GAAP. The sale resulted in a total pre-tax gain of approximately $145 million, of which approximately $116 million ($63 million after tax or $.43 per share) will be recognized in the first quarter of 2005. The remainder of the gain is being deferred and amortized over the lease term in accordance with GAAP. The lease requires the payment of rent over the lease term by the Company to the purchaser/lessor and will result in rent expense that will be offset by the amount of the gain being deferred and amortized.

OPERATING LEASES

Such lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating expenses.

Rental expense amounted to $32.9 million in 2004, $33.1 million in 2003 and $34.0 million in 2002. The approximate minimum rental commitments under noncancelable leases at December 26, 2004, were as follows:

(In thousands)	Amount

2005	$28,392
2006	26,439
2007	17,557
2008	9,410
2009	9,062
Later years	40,657

Total minimum lease payments	$131,517

The table above includes lease payments in connection with the leaseback of the Company's existing headquarters.

CAPITAL LEASES

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments at December 26, 2004, are as follows:

(In thousands)	Amount

2005	$7,442
2006	7,373
2007	7,802
2008	9,031
2009	9,552
Later years	90,278

Total minimum lease payments	131,478
Less: imputed interest	52,028

Present value of net minimum lease payments including current maturities	$79,450

GUARANTEES

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the "circulation servicer"), and on behalf of two third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with GAAP contingent obligations related to these guarantees are not reflected in the Company's Consolidated Balance Sheets as of December 26, 2004, and December 28, 2003.

The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was $20 million as of December 26, 2004. The amount outstanding under the credit facility, which expires in April 2005 and is renewable, was approximately $18 million as of December 26, 2004. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases (two other property lease guarantees expired during the fourth quarter of 2004) of the circulation servicer and any miscellaneous costs related to any default thereunder (the "property lease guarantees"). The total amount of the property lease guarantees was approximately $4 million as of December 26, 2004. One property lease expires in June 2008 and the other property lease expires in May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the "equipment lease guarantee"). The total amount of the equipment lease guarantee was approximately $4 million as of December 26, 2004. The equipment lease expires in March 2011 but is cancelable in March 2006. The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing. The Company was released from another equipment lease guarantee ($5 million) during the third quarter of 2004 because the remaining amount due under the equipment lease was paid.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $7 million as of December 26, 2004. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

OTHER

The Company has letters of credit of approximately $34 million, that are required by insurance companies, to provide support for the Company's workers' compensation liability that is included in the Company's Consolidated Balance Sheet as of December 26, 2004.

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

18. SUBSEQUENT EVENTS

On February 17, 2005, the Company announced that it has agreed to purchase About, Inc., an online consumer information provider on a wide variety of topics and interest areas. The purchase price is approximately $410 million and is expected to be funded through a combination of short-term and long-term debt. The acquisition, which is subject to customary regulatory approval, is expected to be completed by late first quarter or early second quarter of 2005. The acquisition is expected to provide the Company with strategic benefits, including diversifying the Company's advertising base and extending its reach among Internet users.

On December 27, 2004, (the first day of the 2005 fiscal year) the Company completed the sale of its existing headquarters in New York City for $175 million and entered into a lease with the purchaser/lessor. The Company leased the existing headquarters through 2007, when it expects to occupy the Building. See Note 17 for additional information related to the sale and leaseback.

MANAGEMENT'S RESPONSIBILITIES REPORT

The Company's consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and, as such, include amounts based on management's best estimates and judgments.

Management is further responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company follows and continuously monitors its policies and procedures for internal control over financial reporting to ensure that this objective is met (see "Management's Report on Internal Control Over Financial Reporting" on page F-53).

The consolidated financial statements were audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and their report is shown on this page.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accounting firm, internal auditors and management to discuss specific accounting, financial reporting and internal control matters. Both the independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects, subject to ratification by stockholders, the firm which is to perform audit and other related work for the Company.

Janet L. Robinson
President and Chief Executive Officer
The New York Times Company

Leonard P. Forman
Executive Vice President and Chief Financial Officer
The New York Times Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors
and Stockholders of
The New York Times Company
New York, NY

We have audited the accompanying consolidated balance sheets of The New York Times Company (the "Company") as of December 26, 2004 and December 28, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 2004. Our audits also included the financial statement schedules listed at Item 15(A)(2) of the Company's 2004 Annual Report on Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

New York, New York
February 23, 2005

MANAGEMENT'S REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 26, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 26, 2004.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited management's assessment of the Company's internal control over financial reporting as of December 26, 2004, and their report is shown on page F-54.

Janet L. Robinson
President and Chief Executive Officer
The New York Times Company

Leonard P. Forman
Executive Vice President and Chief Financial Officer
The New York Times Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors
and Stockholders of
The New York Times Company
New York, NY

We have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting, that The New York Times Company (the "Company") maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 26, 2004 of the Company, and our report dated February 23, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

New York, NY
February 23, 2005

QUARTERLY INFORMATION (UNAUDITED)

	2004 Quarters

(In thousands, except per share data)	First	Second	Third	Fourth	Year

Revenues	$801,944	$823,931	$773,830	$903,937	$3,303,642
Costs and expenses	692,782	692,174	689,539	719,194	2,793,689

Operating profit	109,162	131,757	84,291	184,743	509,953
Net (loss)/income from joint ventures	(3,293)	2,734	1,691	(892)	240
Interest expense, net	10,320	10,353	10,080	11,007	41,760
Other income	1,250	1,250	4,073	1,639	8,212

Income before income taxes and minority interest	96,799	125,388	79,975	174,483	476,645
Income taxes	38,239	49,538	31,620	64,102	183,499
Minority interest in net income of subsidiaries	125	173	83	208	589

Net income	$58,435	$75,677	$48,272	$110,173	$292,557

Average number of common shares outstanding
Basic	149,925	148,626	146,469	145,245	147,567
Diluted	152,460	150,902	147,964	146,383	149,357

Basic earnings per share	$0.39	$0.51	$0.33	$0.76	$1.98
Diluted earnings per share	$0.38	$0.50	$0.33	$0.75	$1.96

Dividends per share	$.145	$.155	$.155	$.155	$.61

	2003 Quarters

(In thousands, except per share data)	First	Second	Third	Fourth	Year

Revenues	$783,740	$801,891	$759,287	$882,282	$3,227,200
Costs and expenses (a)	661,445	671,834	666,550	687,821	2,687,650

Operating profit	122,295	130,057	92,737	194,461	539,550
Net (loss)/income from joint ventures	(6,212)	694	130	(2,835)	(8,223)
Interest expense, net	11,802	11,484	11,138	10,333	44,757
Other income	9,527	1,250	1,250	1,250	13,277

Income before income taxes and minority interest	113,808	120,517	82,979	182,543	499,847
Income taxes	44,946	47,606	32,779	72,431	197,762
Minority interest in net (income)/loss of subsidiaries	(16)	(82)	(80)	748	570

Net income	$68,846	$72,829	$50,120	$110,860	$302,655

Average number of common shares outstanding
Basic	151,845	150,730	149,305	149,262	150,285
Diluted	154,598	153,403	151,606	151,775	152,840

Basic earnings per share	$.45	$.48	$.34	$.74	$2.01
Diluted earnings per share	$.45	$.47	$.33	$.73	$1.98

Dividends per share	$.135	$.145	$.145	$.145	$.57

  •
  For comparability, certain prior year amounts have been reclassed to conform with the 2004 presentation.

  (a)
  The first quarter of 2003 includes a $14.1 million pre-tax gain ($8.5 million after tax, or $.06 per share) related to a reimbursement of remediation expenses at one of the Company's printing plants.

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

The Company's largest source of revenue is advertising. Seasonal variations in advertising revenues cause the Company's quarterly consolidated results to fluctuate. Second-quarter and fourth-quarter advertising volume is typically higher than first- and third-quarter volume because economic activity tends to be lower during the winter and summer. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments as well as the occurrence of certain international, national and local events.

MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of January 28, 2005, was as follows: Class A Common Stock: 10,252; Class B Common Stock: 34.

The market price range of Class A Common Stock was as follows:

Quarters Ended	2004		2003

	High	Low	High	Low

March	$49.13	$43.97	$48.84	$43.75
June	47.09	43.84	48.54	43.15
September	44.83	39.03	45.55	42.87
December	41.52	38.72	47.74	43.46
Year	49.13	38.72	48.84	42.87

THE NEW YORK TIMES COMPANY
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 26, 2004

Column A	Column B	Column C	Column D	Column E	Column F

(In thousands) Description	Balance at beginning of period	Additions charged to costs and expenses or revenues	Additions related to Acquisition	Deductions for purposes for which accounts were set up	Balance at end of period

Year Ended December 26, 2004
Deducted from assets to which they apply
Accounts receivable allowances:
Uncollectible accounts	$24,708	$21,271	$—	$22,050	$23,929
Rate adjustments and discounts	10,131	21,626	—	22,533	9,224
Returns allowance	6,284	8,471	—	4,332	10,423

Total	$41,123	$51,368	$—	$48,915	$43,576

Year Ended December 28, 2003
Deducted from assets to which they apply
Accounts receivable allowances:
Uncollectible accounts	$20,290	$17,760	$4,919	$18,261	$24,708
Rate adjustments and discounts	12,948	16,611	—	19,428	10,131
Returns allowance	4,614	1,098	7,673	7,101	6,284

Total	$37,852	$35,469	$12,592	$44,790	$41,123

Year Ended December 29, 2002
Deducted from assets to which they apply
Accounts receivable allowances:
Uncollectible accounts	$22,721	$11,264	$—	$13,695	$20,290
Rate adjustments and discounts	14,728	19,553	—	21,333	12,948
Returns allowance	5,148	4,786	—	5,320	4,614

Total	$42,597	$35,603	$—	$40,348	$37,852

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit
(3.1)
Certificate of Incorporation as amended and restated to reflect amendments effective June 19, 1998 (filed as an Exhibit to the Company's Form 10-Q dated August 11, 1998, and incorporated by reference herein).
(3.2)	By-laws as amended through December 20, 2001 (filed as an Exhibit to the Company's Form 10-K dated February 22, 2002, and incorporated by reference herein).
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
(10.4)
The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 2004 (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).
(10.5)
Lease (short form) between the Company and Z Edison Limited Partnership, dated April 8, 1987 (filed as an Exhibit to the Company's Form 10-K dated March 27, 1988, and incorporated by reference herein).
(10.5.1)
Amendment to Lease between the Company and Z Edison Limited Partnership, dated May 14, 1997 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).
(10.5.2)
Second Amendment to Lease between the Company and Z Edison Limited Partnership, dated June 30, 1998 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).
(10.6)
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
(10.7)	Funding Agreement #1, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.8)	Funding Agreement #2, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.9)	Funding Agreement #3, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.10)	Funding Agreement #4, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

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
(10.13)
The Company's Deferred Executive Compensation Plan, as amended effective December 20, 2002 (filed as an Exhibit to the Company's Form S-8 dated December 20, 2002, and incorporated by reference herein).
(10.14)	The Company's Non-Employee Directors Deferral Plan, as amended through February 17, 2005 (filed as an Exhibit to the Company's Form 8-K dated February 18, 2005, and incorporated by reference herein).
(10.15)
Distribution Agreement, dated as of September 17, 2002, by and among the Company, J.P. Morgan Securities Inc., Banc of America Securities LLC, and Banc One Markets, Inc. (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).
(10.16)
Calculation Agent Agreement, dated as of September 17, 2002, by and between the Company and JPMorgan Chase Bank (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).
(10.17)	Letter Agreement, dated as of July 19, 2004, between the Company and Russell T. Lewis (filed as an Exhibit to the Company's Form 10-Q dated November 5, 2004, and incorporated by reference herein).
(10.18)	2004 Non-Employee Directors' Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company's Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.19)
Agreement of Lease, dated December 12, 2001, between the 42nd St. Development Project, Inc., as Landlord, and The New York Times Building LLC, as Tenant (filed as an Exhibit to the Company's Form 10-K dated February 22, 2002, and incorporated by reference herein).
(10.20)
Operating Agreement of The New York Times Building LLC, dated December 12, 2001 (the "Operating Agreement"), between FC Lion LLC and NYT Real Estate Company LLC* (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).
(10.21)	First Amendment to the Operating Agreement, dated June 25, 2004* (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).
(10.22)
Building Loan Agreement, dated as of June 25, 2004, among The New York Times Building LLC, New York State Urban Development Corporation (d/b/a Empire State Development Corporation) and GMAC Commercial Mortgage Corporation (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).
(10.23)
Project Loan Agreement, dated as of June 25, 2004, among The New York Times Building LLC, New York State Urban Development Corporation (d/b/a Empire State Development Corporation) and GMAC Commercial Mortgage Corporation (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).
(10.24)
Construction Management Agreement, dated January 22, 2004, between The New York Times Building LLC and AMEC Construction Management, Inc.* (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).
(10.25)
Agreement of Sale and Purchase between The New York Times Company, Seller, and Tishman Speyer Development, L.L.C., Purchaser, dated November 7, 2004 (filed as an Exhibit to the Company's Form 8-K dated November 12, 2004, and incorporated by reference herein).

(10.26)	Annual bonuses paid to executive officers for 2004 (incorporated by reference to the Company's Form 8-K dated February 18, 2005),
(10.27)	Non-Employee Directors' compensation for 2005 (incorporated by reference to the Company's Form 8-K dated February 18, 2005).
(12)	Ratio of Earnings to Fixed Charges.
(14)
Code of Ethics for the Chairman, Chief Executive Officer, Vice Chairman and Senior Financial Officers (filed as an Exhibit to the Company's Form 10-K dated February 20, 2004, and incorporated by reference herein).
(21)	Subsidiaries of the Company.
(23)	Consent of Deloitte & Touche LLP.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such redacted portions have been marked with an asterisk.

QuickLinks

INDEX TO THE NEW YORK TIMES COMPANY 2004 FORM 10-K PART I
PART I
  ITEM 1. Business.
  ITEM 2. Properties.
  ITEM 3. Legal Proceedings.
  ITEM 4. Submission of Matters to a Vote of Security Holders.
PART II
  ITEM 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  ITEM 6. Selected Financial Data.
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
  ITEM 8. Financial Statements and Supplementary Data.
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  ITEM 9B. Other Information.
PART III
  ITEM 10. Directors and Executive Officers of the Registrant.
  ITEM 11. Executive Compensation.
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  ITEM 13. Certain Relationships and Related Transactions.
  ITEM 14. Principal Accountant Fees and Services.
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules.
SIGNATURES
THE NEW YORK TIMES COMPANY 2004 FINANCIAL REPORT
SELECTED FINANCIAL DATA
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY INFORMATION (UNAUDITED)
THE NEW YORK TIMES COMPANY SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS For the Three Years Ended December 26, 2004
INDEX TO EXHIBITS