Form 10-Q
period 2005-03-27
NEW YORK TIMES CO
filed 2005-05-05
CIK 71691

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended March 27, 2005
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Number of shares of each class of the registrant's common stock outstanding as of April 29, 2005 (exclusive of treasury shares):

Class A Common Stock	144,700,141	shares
Class B Common Stock	840,292	shares

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share data)

	For the Quarters Ended
	March 27, 2005		March 28, 2004
	(13 Weeks)
Revenues
Advertising		$533,779		$529,027
Circulation		219,617		220,243
Other		52,187		52,674

Total		805,583		801,944
Production costs
Raw materials		74,829		70,513
Wages and benefits		176,908		174,650
Other		125,194		122,316

Total		376,931		367,479
Selling, general and administrative expenses		343,526		325,303

Total		720,457		692,782
Gain on sale of assets		122,946		—

Operating profit		208,072		109,162
Net loss from joint ventures		248		3,293
Interest expense, net		14,248		10,320
Income from non-compete agreement		1,250		1,250

Income before income taxes and minority interest		194,826		96,799
Income taxes		83,658		38,239
Minority interest in net income of subsidiaries		119		125

Net income		$111,049		$58,435

Average number of common shares outstanding
Basic		145,868		149,925
Diluted		146,771		152,460
Basic earnings per share	$	..76	$	..39

Diluted earnings per share	$	..76	$	..38

Dividends per share	$	..155	$	..145

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 27, 2005	December 26, 2004
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$37,802	$42,389
Accounts receivable-net	354,649	389,300
Inventories
Newsprint and magazine paper	30,144	29,848
Work-in-process and other	3,265	2,806

Total inventories	33,409	32,654
Deferred income taxes	56,639	56,639
Other current assets	60,858	92,911

Total current assets	543,357	613,893
Other Assets
Investments in joint ventures	235,929	218,909
Property, plant and equipment (less accumulated depreciation and amortization of $1,313,130 in 2005 and $1,379,733 in 2004)	1,366,872	1,367,384
Intangible assets acquired
Goodwill	1,509,906	1,103,862
Other intangible assets acquired (less accumulated amortization of $147,886 in 2005 and $143,683 in 2004)	356,475	360,727
Miscellaneous assets	292,538	285,082

TOTAL ASSETS	$4,305,077	$3,949,857

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 27, 2005	December 26, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Commercial paper outstanding	$367,600	$335,350
Accounts payable	180,626	190,134
Accrued payroll and other related liabilities	93,828	117,121
Accrued expenses	214,213	147,548
Unexpired subscriptions	81,617	77,573
Current portion of long-term debt and capital lease obligations	1,592	252,023

Total current liabilities	939,476	1,119,749

Other Liabilities
Long-term debt	821,395	393,601
Capital lease obligations	77,477	77,873
Deferred income taxes	132,131	132,108
Other	712,044	691,364

Total other liabilities	1,743,047	1,294,946

Minority Interest	143,858	134,620

Stockholders' Equity
Common stock of $.10 par value:
Class A—authorized 300,000,000 shares; issued: 2005—150,172,766; 2004—150,084,658 (including treasury shares: 2005—5,386,325; 2004—4,819,661)	15,017	15,009
Class B—convertible—authorized and issued shares; 2005—840,292; 2004—840,316	84	84
Additional paid-in capital	—	—
Retained earnings	1,758,240	1,684,854
Common stock held in treasury, at cost	(226,009)	(204,407)
Deferred compensation	—	(24,309)
Accumulated other comprehensive loss, net of income taxes	(68,636)	(70,689)

Total stockholders' equity	1,478,696	1,400,542

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,305,077	$3,949,857

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarters Ended
	March 27, 2005	March 28, 2004
	(13 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$135,304	$160,387

INVESTING ACTIVITIES
Capital expenditures	(40,394)	(24,428)
Acquisitions	(413,232)	—
Investment	(16,500)	—
Net proceeds from sale of assets	176,044	—
Other investing payments	(12,622)	(3,928)

Net cash used in investing activities	(306,704)	(28,356)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments)-net	32,250	(86,680)
Long-term obligations:
Increases	497,543	—
Reductions	(322,293)	(484)
Capital shares:
Issuance	2,524	17,813
Repurchase	(21,714)	(53,180)
Excess tax benefits from shared-based payment arrangements	870	—
Dividends paid to stockholders	(22,598)	(21,773)
Other financing proceeds	445	5,217

Net cash provided by/(used in) financing activities	167,027	(139,087)

Decrease in cash and cash equivalents	(4,373)	(7,056)
Effect of exchange rate changes on cash and cash equivalents	(214)	(68)
Cash and cash equivalents at the beginning of the year	42,389	39,447

Cash and cash equivalents at the end of the quarter	$37,802	$32,323

SUPPLEMENTAL DATA

Acquisitions

        On March 18, 2005, the Company acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider. The purchase price was approximately $410 million and was funded through a combination of short-term and long-term debt (see Note 2).

        On February 1, 2005, the Company acquired the North Bay Business Journal, a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties, for approximately $3 million (see Note 2).

Investment

        On March 10, 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston LLC, which publishes a free daily newspaper catering to young professionals in the Greater Boston area (see Note 2).

Other

        The Company's and its development partner's interests in the Company's new headquarters are approximately 58% and 42% (see Note 13). Due to the Company's majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company. Capital expenditures attributable to the Company's development partner's interest in the Company's new headquarters are included in Investing Activities—Other investing payments and were approximately $12 million for the first quarter of 2005 and approximately $4 million for the first quarter of 2004.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    General

        In the opinion of The New York Times Company's (the "Company") management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 27, 2005, and December 26, 2004, and the results of operations and cash flows of the Company for the periods ended March 27, 2005, and March 28, 2004. All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company's Annual Report on Form 10-K for the year ended December 26, 2004. Due to the seasonal nature of the Company's business, operating results for the interim periods are not necessarily indicative of a full year's operations. Certain reclassifications have been made to the 2004 Condensed Consolidated Financial Statements to conform with classifications used as of and for the period ended March 27, 2005. The fiscal periods included herein comprise 13 weeks.

        As of March 27, 2005, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 26, 2004, have not changed from December 26, 2004, except for the adoption of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123-R"). See Note 3 for additional information regarding the Company's adoption of FAS 123-R.

2.    Acquisitions/Investment

        On March 18, 2005, the Company acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider. The purchase price was approximately $410 million and was funded through a combination of short-term and long-term debt. For the first quarter of 2005, the results of About.com have been included in the Company's Condensed Consolidated Financial Statements beginning March 19, 2005. The acquisition provides the Company with strategic benefits, including diversifying the Company's advertising base and extending its reach among Internet users. About.com is a separate reportable segment of the Company (see Note 12).

        On February 1, 2005, the Company acquired the North Bay Business Journal ("North Bay"), a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties, for approximately $3 million. For the first quarter of 2005, the results of North Bay have been included in the Company's Condensed Consolidated Financial Statements since the acquisition date. North Bay is included in the results of the News Media Group under the Regional Media Group.

        The Company is in the process of obtaining third-party valuations of About.com and North Bay, which have not yet been completed. Therefore, the Company allocated the excess of the purchase prices over the carrying value of the net assets acquired to goodwill. The amount allocated to goodwill was approximately $403 million for About.com, and approximately $3 million for North Bay (see Note 4). The final third-party valuations will most likely result in the recognition of identifiable intangible assets, reducing the goodwill balances.

        On March 10, 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston LLC ("Metro Boston"), which publishes a free daily newspaper catering to young professionals in the Greater Boston area. The investment in Metro Boston is being accounted for under the equity method, and therefore the investment and results of operations are included in "Investments in joint ventures" and "Net loss from joint ventures" in the Company's Condensed Consolidated Balance Sheet and Statement of Income.

        If any of the acquisitions and investment discussed above had occurred in the beginning of 2004, they would not have had a material impact on the Company's consolidated results of operations for the periods ended March 27, 2005, or March 28, 2004.

3.    Stock-Based Compensation

        In December 2004 the Financial Accounting Standards Board issued FAS 123-R. FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation ("FAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

        On December 27, 2004 (the first day of its 2005 fiscal year), the Company adopted FAS 123-R. While the provisions of FAS 123-R are not effective until the first annual reporting period that begins after June 15, 2005, the Company elected to adopt FAS 123-R before the required effective date. The Company adopted FAS 123-R using a modified prospective application, as permitted under FAS 123-R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

        Prior to the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based awards. Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock, which amounted to $0.8 million ($0.5 million after tax) in the first quarter of 2004. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company's Employee Stock Purchase Plan ("ESPP"). Beginning with its 2005 fiscal year, with the adoption of FAS 123-R, the Company recorded stock-based compensation expense for the cost of stock options, restricted stock and shares issued under the ESPP (together, "Employee Stock-Based Awards"). Stock-based compensation expense in the first quarter of 2005 was $6.3 million ($4.6 million after tax or $.03 per basic and diluted share).

        The following table details the effect on net income and earnings per share had compensation expense for the Employee Stock-Based Awards been recorded in the first quarter of 2004 based on the fair value method under FAS 123. The reported and pro forma net income and earnings per share for the first quarter of 2005 are the same since stock-based compensation expense is calculated under the provisions of FAS 123-R. The amounts for the first quarter of 2005 are included in the table below only to provide the detail for a comparative presentation to the first quarter of 2004.

		For the Quarter Ended
		March 27, 2005	March 28, 2004
		(Dollars in thousands, except per share data)
Reported net income		$111,049	$58,435
Add:	Total stock-based compensation expense included in reported net income, net of related tax effects	4,622	479
Deduct:	Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(4,622)	(11,036)

Pro forma net income		$111,049	$47,878

Earnings per share:
Basic—reported		$.76	$.39
Basic—pro forma		$.76	$.32

Diluted—reported		$.76	$.38
Diluted—pro forma		$.76	$.32

        In 2004, the Company changed the method in which it issues stock-based awards to its key employees. In prior years, except in limited circumstances, stock-based compensation for key employees consisted only of stock options. Upon consideration of several factors, including the anticipated effect of FAS 123-R, the Company began in 2004 to award key employees a combination of stock options and restricted stock. Therefore, this change resulted in an increase in restricted stock expense and a decrease in stock option expense.

        In the first quarter of 2005, the adoption of FAS 123-R resulted in incremental stock-based compensation expense, for the cost of stock options and shares issued under the ESPP, of $4.6 million ($3.6 million after tax or $.02 per basic and diluted share) that would not have otherwise been recognized. Stock-based compensation expense for the cost of restricted stock would have been recognized in 2005 regardless of the adoption of FAS 123-R. In the first quarter of 2005, the incremental stock-based compensation expense due to the adoption of FAS 123-R caused income before income taxes and minority interest to decrease by $4.6 million, net income to decrease by $3.6 million and basic and diluted earnings per share to decrease by $.02 per share. In addition, in connection with the adoption of FAS 123-R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first quarter of 2005 by $0.9 million related to excess tax benefits from stock-based payments arrangements.

Stock Options

        The Company's 1991 Executive Stock Incentive Plan ("1991 Executive Plan") provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Company's Class A Common Stock ("Common Stock") on the date of grant. Stock options are generally granted with a 3-year vesting period and a 6-year term and a 4-year vesting period and a 10-year term. The stock options vest in equal annual installments over the respective vesting period, which is also the requisite service period.

        The Company's 2004 Non-Employee Directors' Stock Incentive Plan (the "2004 Directors' Plan") provides for grants of stock options to its Directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Stock options with a 10-year term are granted to Directors on the date of the Annual Meeting of Stockholders and vest on the date of the subsequent Annual Meeting. The Company's Directors are considered employees under the provisions of FAS 123-R.

        Included in the Company's stock-based compensation expense in the first quarter of 2005 is the cost related to the unvested portion of the 2004 and 2001 stock option grants. The Company did not grant stock options in the first quarter of 2005. The stock options granted before 2001 and those granted in 2002 and 2003 (accelerated vesting in June 2004) were fully vested as of the beginning of 2005.

        The fair value of the 2004 stock options was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of the 2004 options granted was estimated using the historical exercise behavior of employees. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, ending on the day of grant, and calculated on a monthly basis.

	2004
	6-Year Term Stock Options	10-Year Term Stock Options
Risk-free rate	3.33%	3.62%
Expected life (in years)	3.75	5.00
Expected volatility	19.09%	19.65%
Expected dividend yield	1.50%	1.50%

        Changes in the Company's stock options for the first quarter of 2005 were as follows:

	Number of Options	Weighted Average Exercise Price
	(shares in thousands)
Options outstanding, beginning of year	30,799	$41
Granted	—	—
Exercised	87	25
Forfeited	115	44

Options outstanding, end of quarter	30,597	41

Options exercisable, end of quarter	27,585	$41

        The weighted average remaining contractual term was 6 years for both the stock options outstanding and exercisable as of March 27, 2005. The total intrinsic value was approximately $38 million for stock options outstanding and exercisable as of March 27, 2005. The total intrinsic value for stock options exercised during the first quarter of 2005 was approximately $1 million. The weighted-average fair values for the stock options granted in 2004 were $6.64 for 6-year term stock options and $8.09 for 10-year term stock options.

        The amount of cash received from the exercise of stock options was approximately $3 million and the related tax benefit was $0.9 million in the first quarter of 2005.

Restricted Stock

        The Company's 1991 Executive Plan also provides for grants of restricted stock. The Company generally grants restricted stock with a 3-year vesting period and a 5-year vesting period. Restricted stock vests at the end of the respective vesting period, which is also the requisite service period. The fair value of restricted stock is the excess of the average market price of Common Stock at the date of grant over the exercise price, which is zero.

        Included in the Company's stock-based compensation expense in the first quarter of 2005 is a portion of the cost related to the unvested restricted stock granted in 2004, 2003 and 2002. The Company did not grant restricted stock in the first quarter of 2005.

        Changes in the Company's restricted stock for the first quarter of 2005 were as follows:

	Restricted Shares	Weighted Average Grant-Date Fair Value
	(shares in thousands)
Unvested restricted stock at beginning of year	691	$41
Granted	—	—
Vested	—	—
Forfeited	3	40

Unvested restricted stock at end of quarter	688	$41

        Under the provisions of FAS 123-R, the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted is no longer required. Therefore, in the first quarter of 2005, the amount that had been in "Deferred compensation" was reversed to zero through "Additional paid-in capital" in the Company's Condensed Consolidated Balance Sheet.

ESPP

        The Company offers eligible employees the option to purchase Common Stock at a 15% discount from the average market price on an applicable pricing date before the applicable offering period begins. Beginning in 2005, there are two 6-month ESPP offerings during the year and the purchase price for each offering is determined at the beginning of each 6-month offering period. Eligible employees may purchase Common Stock through payroll deductions for the January and June offerings. The January offering began January 1, 2005, and ends June 25, 2005, while the June offering period is scheduled to begin on June 26, 2005, and end on December 24, 2005. The purchase price per share for the January offering is $35.08, which is 85% of the average market price of Common Stock on November 16, 2004. The purchase price per share for the June offering would be 85% of the average market price of the Common Stock on June 3, 2005. Employees have the option to withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions.

        Included in the Company's stock-based compensation expense in the first quarter of 2005 is a portion of the cost related to the January ESPP offering.

        The fair value of the January ESPP offering was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on the implied volatility on the day of grant.

January Offering
Risk-free rate	2.36%
Expected life (in months)	6
Expected volatility	21.39%
Expected dividend yield	1.51%

        The weighted-average fair value for the Company's ESPP rights was $6.65 for the January offering.

        As of March 27, 2005, unrecognized compensation expense related to the unvested portion of the Company's Employee Stock-Based Awards was approximately $40 million and is expected to be recognized over a weighted-average period of approximately 3 years.

        The Company generally issues shares for the exercise of stock options from unissued reserved shares and issues shares for restricted stock and shares under the ESPP from treasury shares. The Company generally repurchases enough Common Stock to offset shares issued for the Company's Employee Stock-Based Awards.

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

        In the first quarter of 2005, the Company adopted Emerging Issues Task Force Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill ("EITF D-108"), which requires the use of the direct valuation method i) for valuing intangible assets acquired in a business combination after September 29, 2004, and ii) to test for impairment of indefinite lived intangible assets. EITF D-108 also required companies who applied the residual valuation method in previous impairment tests to perform an impairment test using the direct valuation method no later than the beginning of the first fiscal year beginning after December 15, 2004. The Company had applied the residual valuation method in previous impairment tests; therefore, in the first quarter of 2005, the Company tested its indefinite lived intangible assets for impairment applying the direct valuation method. The impairment test did not result in an impairment of the indefinite lived intangible assets.

        The changes in the carrying amount of Goodwill in 2005 are as follows:

	New Media Group	Broadcast Media Group	About.com	Total
	(Dollars in thousands)
Balance as of December 26, 2004	$1,062,953	$40,909	$—	$1,103,862
Goodwill acquired during year	3,000		403,320	406,320
Foreign currency translation	(276)	—	—	(276)

Balance as of March 27, 2005	$1,065,677	$40,909	$403,320	$1,509,906

        Goodwill acquired in the first quarter of 2005 resulted from the acquisition of About.com and North Bay (see Note 2). The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune.

        Other intangible assets acquired as of March 27, 2005, and December 26, 2004, were as follows:

	March 27, 2005		December 26, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized other intangible assets acquired:
Customer lists	$203,249	$141,622	$203,300	$137,384
Other	6,928	6,264	7,310	6,299

Total	210,177	147,886	210,610	143,683

Unamortized other intangible assets acquired:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	73,990	—	73,606	—

Total	294,184	—	293,800	—

Total other intangible assets acquired	$504,361	$147,886	$504,410	$143,683

        As of March 27, 2005, the remaining weighted-average amortization period is seven years for customer lists and four years for other intangible assets acquired included in the table above.

        Amortization expense related to other intangible assets acquired, which are subject to amortization, was $4.3 million for the first quarter of 2005 and is expected to be approximately $17 million for the full year 2005. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

Year	Amount
(Dollars in thousands)
2006	$13,900
2007	4,700
2008	4,700
2009	4,600
2010	4,500

5.    Debt Obligations

        The Company's total debt, including commercial paper and capital lease obligations, was $1.3 billion as of March 27, 2005.

        The Company's $600.0 million commercial paper program is supported by the revolving credit agreements described below. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days. The Company had $367.6 million in commercial paper outstanding as of March 27, 2005, with an annual weighted average interest rate of 2.9% and an average of 41 days to maturity from original issuance.

        The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $670.0 million available under the two revolving credit agreements ($400 million five-year revolving credit agreement maturing in May 2009, and $270 million multi-year credit agreement maturing in June 2006), the Company has issued letters of credit of approximately $32 million. The remaining balance of approximately $638 million supports the Company's commercial paper program discussed above. There were no borrowings outstanding under the revolving credit agreements as of March 27, 2005, or December 26, 2004.

        Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company.

        The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. As of March 27, 2005, the amount of stockholders' equity in excess of the required levels was approximately $455 million.

        The Company's 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, matured on March 15, 2005. The Company's repayment of these notes resulted in a decrease in "Current portion of long-term debt and capital lease obligations" in the Company's Condensed Consolidated Balance Sheet as of March 27, 2005.

        On March 15, 2005, the Company also redeemed all of its $71.9 million outstanding 8.25% debentures, callable on March 15, 2005, and maturing on March 15, 2025, at a redemption price of 103.76% of the principal amount. The redemption premium and unamortized issuance costs resulted in a loss from the extinguishment of debt of $4.8 million and is included in "Interest expense-net" (see below) in the Company's Condensed Consolidated Statement of Income.

        On March 17, 2005, the Company issued 5-year notes aggregating $250.0 million maturing March 15, 2010, at an annual rate of 4.5%, and 10-year notes aggregating $250.0 million maturing March 15, 2015, at an annual rate of 5.0%. Interest is payable semi-annually on March 15 and September 15 on both series of notes.

        The issuance of the $500.0 million in notes, net of the repayment of the $71.9 million of debentures, resulted in an increase to "Long-term debt" in the Company's Condensed Consolidated Balance Sheet as of March 27, 2005.

        "Interest expense, net" in the Company's Condensed Consolidated Statements of Income was as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004
	(Dollars in thousands)
Interest expense	$12,814	$12,157
Loss from extinguishment of debt	4,767	—
Interest income	(844)	(344)
Capitalized interest	(2,489)	(1,493)

Interest expense, net	$14,248	$10,320

6.    Derivative Instruments

        In the first quarter of 2005, the Company entered into foreign exchange collar contracts ("FX collar contracts"), designated as cash-flow hedges as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The FX collar contracts, which have notional amounts totaling $6.5 million, were entered into to manage the Company's transactional foreign exchange exposure (changes in the U.S. dollar compared with the Euro). As of March 27, 2005, the fair value of the FX collar contracts was immaterial, resulting in a loss that was recorded in "Accrued expenses" and "Accumulated other comprehensive loss, net of income taxes" in the Company's Consolidated Balance Sheet. There were no amounts recognized in earnings related to the FX collar contracts in the first quarter of 2005.

        In the first quarter of 2005, the Company terminated its forward starting interest rate swap agreements ("forward starting swap agreements") that were designated as cash-flow hedges as defined under FAS 133. The forward starting swap agreements, which had notional amounts totaling $90.0 million, were intended to lock in fixed interest rates on the issuance of debt in March 2005. The Company terminated the forward starting swap agreements in connection with the issuance of its 10-year $250.0 million notes maturing on March 15, 2015 (see Note 5). The termination of the forward starting swap agreements resulted in a gain of approximately $2 million, which will be amortized into income through March 2015 as a reduction of interest expense related to the Company's 10-year notes.

        In the first quarter of 2005, the Company's interest rate swap agreements ("swap agreements"), designated as fair-value hedges as defined under FAS 133, expired in connection with the Company's repayment of its 10-year $250.0 million notes that matured on March 15, 2005 (see Note 5). These swap agreements, which had notional amounts totaling $100.0 million, were entered into to exchange the fixed interest rate on a portion of the Company's 10-year notes for a variable interest rate. On the maturity date of the 10-year notes, the fair value of the swap agreements decreased to zero.

7.    Common Stock

        During the first quarter of 2005, the Company repurchased 0.6 million shares of its Class A Common Stock at a cost of $21.7 million. The average price of these repurchases was $38.14 per share. From March 28, 2005 through April 29, 2005, the Company repurchased 0.1 million shares at a cost of $5.0 million.

        On April 26, 2005, the Company's Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock to $.165 per share from $.155 per share effective with the June 2005 dividend.

8.    Pension and Postretirement Benefits

Pension

        The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	For the Quarters Ended
	March 27, 2005			March 28, 2004
	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
	(Dollars in thousands)
Service cost	$9,362	$569	$9,931	$8,320	$502	$8,822
Interest cost	16,887	2,831	19,718	16,051	2,760	18,811
Expected return on plan assets	(20,930)	—	(20,930)	(19,073)	—	(19,073)
Amortization of prior service cost	101	17	118	101	64	165
Recognized actuarial loss	4,600	1,193	5,793	4,144	1,033	5,177

Net periodic pension cost	$10,020	$4,610	$14,630	$9,543	$4,359	$13,902

        The Company did not make any contributions to its pension plans in the first quarter of 2005 and will determine the level of contributions to be made, if any, during the fourth quarter of 2005. The Company does not pre-fund its non-qualified pension plans, but rather pays for benefits as required from cash from operations.

Postretirement Benefits

        The components of net periodic postretirement cost were as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004
	(Dollars in thousands)
Service cost	$1,730	$1,540
Interest cost	3,053	2,885
Amortization of prior service cost	(1,293)	(1,351)
Recognized actuarial loss	659	395

Net periodic postretirement cost	$4,149	$3,469

9.    Gain on Sale of Assets

        In the first quarter of 2005, the Company recognized a $122.9 million gain from the sale of assets. The Company completed the sale of its current headquarters in New York City for $175.0 million and entered into a lease for the building with the purchaser/lessor through 2007, when it expects to occupy its new headquarters (see Note 13). This transaction has been accounted for as a sale-leaseback in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The sale resulted in a total pre-tax gain of $143.9 million, of which $114.5 million ($62.8 million after tax or $.43 per diluted share) was recognized in the first quarter of 2005. The remainder of the gain is being deferred and amortized over the lease term in accordance with GAAP. The lease requires the payment of rent over the lease term by the Company to the purchaser/lessor and will result in rent expense that will be offset by the amount of the gain being deferred and amortized. In addition, the Company sold property in Sarasota, Fla., which resulted in a pre-tax gain in the first quarter of 2005 of approximately $8.4 million ($5.0 million after tax or $.03 per diluted share).

10.    Earnings Per Share

        Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004
	(Dollars in thousands, except per share data)
Basic earnings per share computation:
Numerator
Net income	$111,049	$58,435

Denominator
Average number of common shares outstanding	145,868	149,925

Basic earnings per share	$.76	$.39

Diluted earnings per share computation:
Numerator
Net income	$111,049	$58,435

Denominator
Average number of common shares outstanding	145,868	149,925
Incremental shares for assumed exercise of securities	903	2,535

Total shares	146,771	152,460

Diluted earnings per share	$.76	$.38

        The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

        Stock options with exercise prices that exceeded the average fair market value of the Company's Common Stock in the first quarter of 2005 and 2004 had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share. Approximately 24 million stock options with exercise prices ranging from $39.60 to $48.54 were excluded from the computation in the first quarter of 2005. Approximately 5 million stock options with exercise prices ranging from $47.28 to $48.54 were excluded from the computation in the first quarter of 2004.

11.    Comprehensive Income

        Comprehensive income for the Company includes foreign currency translation adjustments, unrealized derivatives gains/(losses) on cash-flow hedges, unrealized gains/(losses) on marketable securities and "Net income" reported in the Company's Condensed Consolidated Statements of Income.

        Comprehensive income was as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004
	(Dollars in thousands)
Net income	$111, 049	$58,435
Foreign currency translation adjustments	2,037	(2,267)
Change in unrealized derivative losses on cash-flow hedges	162	639
Unrealized loss on marketable securities	(126)	—
Income tax charge	(20)	(195)

Comprehensive income	$113,102	$56,612

        The "Accumulated other comprehensive loss, net of income taxes" in the Company's Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of $67.2 million as of March 27, 2005, and December 26, 2004.

12.    Segment Statements of Income

        On March 18, 2005, the Company acquired About, Inc. (see Notes 2 and 4). For the first quarter of 2005, the results of About.com have been included in the Company's Condensed Consolidated Financial Statements beginning March 19, 2005. About.com is a separate reportable segment of the Company.

        On February 1, 2005, the Company acquired North Bay (see Notes 2 and 4). For the first quarter of 2005, the results of North Bay have been included in the Company's Condensed Consolidated Financial Statement since the acquisition date. North Bay is included in the results of the News Media Group under the Regional Media Group.

        If any of the acquisitions and investment discussed above had occurred in the beginning of 2004, they would not have had a material impact on the Company's consolidated results of operations for the periods ended March 27, 2005, or March 28, 2004.

        Beginning in fiscal 2005, the results of the Company's two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group, are included in the results of the News Media Group under The New York Times Media Group. WQXR, the Company's classical music radio station, is working with The New York Times News Services division to expand the distribution of Times-branded news and information on radio, through The Times's own resources and in collaboration with strategic partners. WQEW receives revenues under a time brokerage agreement with ABC, Inc., which currently provides substantially all of WQEW's programming. The first quarter of 2004 has been restated to conform with the 2005 presentation.

        The Company's reportable segments consist of the News Media Group, the Broadcast Media Group and About.com. These segments are evaluated regularly by key management in assessing performance and allocated resources.

        Below is a description of the Company's reportable segments:

        News Media Group (consisting of The New York Times Media Group, which includes The New York Times ("The Times"), NYTimes.com, the International Herald Tribune and two radio stations; the New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com and the

Worcester Telegram & Gazette; and the Regional Media Group, consisting of 15 other newspapers and their related digital operations).

        Broadcast Media Group (consisting of eight network-affiliated television stations and their related digital operations).

        About.com (an Internet property providing information on various topics of interest).

	For the Quarters Ended
	March 27, 2005	March 28, 2004
	(Dollars in thousands)
REVENUES
News Media Group	$773,166	$770,643
Broadcast Media Group	31,317	31,301
About.com	1,100	—

Total	$805,583	$801,944

OPERATING PROFIT (LOSS)
News Media Group	$91,309	$114,914
Broadcast Media Group	4,051	4,868
About.com	142	—
Corporate	(10,376)	(10,620)
Gain on Sale of Assets	122,946	—

Total	208,072	109,162
Net loss from joint ventures	248	3,293
Interest expense, net	14,248	10,320
Income from non-compete agreement	1,250	1,250

Income before income taxes and minority interest	194,826	96,799
Income taxes	83,658	38,239
Minority interest in net income of subsidiaries	119	125

Net Income	$111,049	$58,435

        See Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion on the Company's reportable segments.

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

        Capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
	NYT		FC	Total
(In millions)
2001–2004	$154		$130	$284
2005	$120–$135		$110–$120	$230–$255	(a)
Beyond 2005	$365–$380		$147–$167	$512–$547
Total	$639–$669		$387–$417	$1,026–$1,086
Less: net of sale proceeds(b)	$106		—	$106

Total, net of sales proceeds	$533–$563	(c)	$387–$417	$920–$980

(a)
Approximately $23 million was incurred as of March 27, 2005 (approximately $14 million incurred by NYT and approximately $9 million incurred by FC).

(b)
Represents cash proceeds from the sale of the Company's existing headquarters (see Note 9), net of income taxes and transaction costs. This amount is not net of the Company's future rental payments associated with the leaseback.

(c)
Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

        See the Company's Annual Report on Form 10-K for the year ended December 26, 2004, for additional information regarding the Building.

Third-Party Guarantees

        The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the "circulation servicer"), and on behalf of two third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company's Condensed Consolidated Balance Sheets as of March 27, 2005, and December 26, 2004.

        The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was $20 million as of March 27, 2005. The amount outstanding under the credit facility, which expires in April 2006 and is renewable, was approximately $18 million as of March 27, 2005. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

        In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder the ("property lease guarantee"). The total amount of the property lease guarantees was approximately $4 million as of March 27, 2005. One property lease expires in June 2008 and the other property lease expires in May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

        The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

        The Company has guaranteed a portion of the payments of a equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the "equipment lease guarantee"). The total amount of the equipment lease guarantee was approximately $3 million as of March 27, 2005. The equipment lease expires in March 2011 but is cancelable in March 2006. The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

        The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $7 million as of March 27, 2005. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

        The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company's workers' compensation liability. The workers' compensation liability is included in the Company's Condensed Consolidated Balance Sheet as of March 27, 2005.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Our Business

        The New York Times Company (the "Company") creates value by executing its strategy, which is to operate leading news, information and advertising media through multiple platforms in the national/global market and in each of the local markets it serves. In addition, the Company enhances value by controlling costs and implementing process improvement initiatives. The Company continues to execute its strategy to grow geographically and across platforms.

        The Company's strategy is pursued with a portfolio of properties that serves its customers in print and online as well as in broadcast. For the first quarter of 2005, the News Media Group contributed 96% of the Company's total revenues and the Broadcast Media Group and About.com (see the "Recent Events" section below), which included nine days of advertising revenue, accounted for the remaining 4%. Advertising revenues cause the Company's quarterly consolidated results to vary by season. The business model for each of the Company's segments is summarized below.

        The News Media Group (consisting of The New York Times Media Group, which includes The New York Times ("The Times"), NYTimes.com, the International Herald Tribune (the "IHT") and two radio stations (see below); the New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, consisting of 15 other newspapers and their related digital properties. The News Media Group derives the majority of its revenues by offering advertisers a means (print, online and radio) to promote their brands, products and services to the buying public. For the first quarter of 2005, approximately 65% of the News Media Group's revenues were from advertising. The News Media Group also derives revenues by offering the public a source of timely news and editorial materials, as well as information on products sold by advertisers. For the first quarter of 2005, approximately 28% of the News Media Group's revenues were from circulation. Other revenues, which makes up the remainder of revenues, primarily consists of revenues from wholesale delivery operations, news services and direct marketing. The News Media Group's main operating expenses are employee-related costs, which include compensation, and raw materials, primarily newsprint.

        Beginning in fiscal 2005, the results of the Company's two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group, are included in the results of the News Media Group under The New York Times Media Group. WQXR, the Company's classical music radio station, is working with The New York Times News Services division to expand the distribution of Times-branded news and information on radio, through The Times's own resources and in collaboration with strategic partners. WQEW receives revenues under a time brokerage agreement with ABC, Inc., which currently provides substantially all of WQEW's programming. The first quarter of 2004 has been restated to conform with the 2005 presentation.

        Broadcast Media Group (consisting of eight network-affiliated television stations and their related digital operations). The Broadcast Media Group derives almost all of its revenues (98% for the first quarter of 2005) from the sale of commercial time to advertisers. The Broadcast Media Group's main operating expenses are employee-related costs and programming costs.

        About.com (an Internet property providing information on various topics of interest). About.com derives almost all of its revenues (95% for the first quarter of 2005) from the sale of advertisements (display and cost-per-click advertising). Cost-per-click advertising (revenue earned only when a consumer clicks on an advertisement) accounts for slightly less than 50% of About.com's total advertising revenues. About.com does not charge a subscription fee for access to its Web site. About.com's main operating expenses are content-related costs (creation and hosting costs).

        Joint Ventures.    The Company's long-term strategy is also pursued through its equity investments: i) a 50% interest in the Discovery Times Channel, a digital cable television channel, ii) a 49% interest in Metro Boston LLC (see the "Recent Events" section below), iii) a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc., and a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine, and iv) a 16.7% interest in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and 80% of the New England Sports Network, a regional cable sports network.

Highlights

  •
  Advertising revenues were up approximately 1% in the first quarter of 2005 over the first quarter of 2004 as the weak advertising market continued in 2005. In the first quarter of 2005, the News Media Group's Internet advertising revenues grew approximately 30% and advertising revenues grew approximately 7% at the Regional Media Group.

  •
  Circulation revenues in the first quarter were at approximately the same level as they were in the first quarter last year as higher revenues at The Times, due to higher volume, were more than offset by lower circulation revenues at the Globe due to lower volume.

  •
  Expense growth in the first quarter of 2005 was approximately 4% primarily due to higher compensation, including stock-based compensation, distribution, outside printing and newsprint expense (see the "Recent Events" section below).

  •
  2005 first-quarter net income and diluted earnings per share were $111.0 million and $.76 per diluted share compared with $58.4 million and $.38 per diluted share in the 2004 first quarter. The 2005 first-quarter net income and diluted earnings per share includes a gain of $67.8 million after tax or $.46 per share from the sale of assets detailed below (see the "Recent Events" section below).

  •
  In the first quarter of 2005, the Company continued to execute its revenue growth strategy through acquisitions, as detailed below, that extend its existing brands and add new capabilities.

  •
  The Company will continue with its plans to develop new revenue streams by increasing the number and color capacity of The Times's national print sites, redesign key editorial sections and enhance its content, as well as to grow the Company's Internet properties. While these revenue-generating initiatives result in increased expenses, they are expected to provide greater revenue growth in the future.

  •
  The Company will continue to control expenses while pursuing its strategy. Certain initiatives put into place by the Company to control/reduce expenses are i) a re-examination of all properties and their associated costs to determine the appropriate resources and processes needed to conduct business, and ii) the formation of additional optimization councils (cross-functional teams) that focus on finding ways to reduce costs.

Recent Events

Acquisitions/Investment

        On March 18, 2005, the Company acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider. The purchase price was approximately $410 million and was funded through a combination of short-term and long-term debt. For the first quarter of 2005, the results of About.com have been included in the Company's Condensed Consolidated Financial Statements beginning March 19, 2005. The acquisition provides the Company with strategic benefits, including diversifying the Company's advertising base and extending its reach among Internet users. About.com is a separate reportable segment of the Company.

        On February 1, 2005, the Company acquired the North Bay Business Journal ("North Bay"), a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties, for approximately $3 million. For the first quarter of 2005, the results of North Bay have been included in the Company's Condensed Consolidated Financial Statements since the acquisition date. North Bay is included in the results of the News Media Group under the Regional Media Group.

        See Notes 2, 4 and 12 of the Notes to the Company's Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

        On March 10, 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston LLC ("Metro Boston"), which publishes a free daily newspaper catering to young professionals in the Greater Boston area. The investment in Metro Boston is being accounted for under the equity method, and therefore the investment and results of operations are included in "Investments in joint ventures" and "Net loss from joint ventures" in the Company's Condensed Consolidated Balance Sheet and Statement of Income.

        If any of the acquisitions and investment discussed above had occurred in the beginning of 2004, they would not have had a material impact on the Company's consolidated results of operations for the periods ended March 27, 2005, or March 28, 2004.

Sale of Assets

        In the first quarter of 2005, the Company recognized a $122.9 million gain from the sale of assets. The Company completed the sale of its current headquarters in New York City for $175.0 million and entered into a lease for the building with the purchaser/lessor through 2007, when it expects to occupy its new headquarters (see Note 13 of the Notes to the Company's Condensed Consolidated Financial Statements). This transaction has been accounted for as a sale-leaseback in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The sale resulted in a total pre-tax gain of $143.9 million, of which $114.5 million ($62.8 million after tax or $.43 per diluted share) was recognized in the first quarter of 2005. The remainder of the gain is being deferred and amortized over the lease term in accordance with GAAP. The lease requires the payment of rent over the lease term by the Company to the purchaser/lessor and will result in rent expense that will be offset by the amount of the gain being deferred and amortized. In addition, the Company sold property in Sarasota, Fla., which resulted in a pre-tax gain in the first quarter of 2005 of approximately $8.4 million ($5.0 million after tax or $.03 per diluted share).

Adoption of FAS 123-R

        In December 2004 the Financial Accounting Standards Board issued Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123-R"). FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation ("FAS 123") and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

        On December 27, 2004 (the first day of its 2005 fiscal year), the Company adopted FAS 123-R. While the provisions of FAS 123-R are not effective until the first annual reporting period that begins after June 15, 2005, the Company elected to adopt FAS 123-R before the required effective date. The Company adopted FAS 123-R using a modified prospective application, as permitted under FAS 123-R.

Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

        Prior to the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based awards. Under APB 25, the Company generally only recorded stock-based compensation expense related to restricted stock which amounted to $0.8 million ($0.5 million after tax) in the first quarter of 2004. Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company's Employee Stock Purchase Plan ("ESPP"). Beginning with its 2005 fiscal year, with the adoption of FAS 123-R, the Company recorded stock-based compensation expense for the cost of stock options, restricted stock and shares issued under the ESPP. Stock-based compensation expense in the first quarter of 2005 was $6.3 million ($4.6 million after tax or $.03 per basic and diluted share).

        See Note 3 of the Notes of the Company's Condensed Consolidated Financial Statements for additional information regarding the adoption of FAS 123-R.

Trends and Uncertainties

        The Company's Annual Report on Form 10-K for the year ended December 26, 2004, details the Company's trends and uncertainties. As of March 27, 2005, there have been no material changes in the Company's trends and uncertainties from December 26, 2004.

2005 Guidance

        A summary of guidance on key financial measures for 2005, on a GAAP basis, is shown below.

Item	2005 Guidance
Total Company advertising revenues	Growth rate expected to be in the mid-single digits
News Media Group circulation revenues	Expected to be on a par with 2004
Newsprint cost per ton	Growth rate expected to be in the low teens
Stock-based compensation expense recorded on the Income Statement	$23 to $27 million
Total Company expenses	Growth rate expected to be in the mid-single digits(a)
Depreciation & amortization	$145 to $147 million
Capital expenditures	$235 to $265 million(b)
Results from joint ventures	Income of $5 to $8 million
Interest expense	$51 to $55 million
Dilution attributable to About.com	$.04 or less per share
Tax rate	40.8%(c)

(a)
Excluding stock-based compensation expense of $23 to $27 million (or $.11 to $.13 per share) in 2005, total Company expenses are expected to increase in the low- to mid-single digits.

(b)
In 2005 the Company's capital expenditures related to the new headquarters are expected to be $120 to $135 million.

(c)
This tax rate includes the tax effect related to the pre-tax gain of $114.5 million ($62.8 million after tax or $.43 per diluted share) in connection with the sale of the Company's current headquarters in the first quarter of 2005. Excluding the tax effect, the tax rate for 2005 is expected to be 39.7%.

RESULTS OF OPERATIONS

Overview

        The following table presents the Company's consolidated financial results for the first quarter of 2005 and 2004.

	For the Quarters Ended
	March 27, 2005	March 28, 2004	% Change
	(Dollars in thousands)
REVENUES
Advertising	$533,779	$529,027	0.9
Circulation	219,617	220,243	(0.3)
Other	52,187	52,674	(0.9)

Total	$805,583	$801,944	0.5

COSTS AND EXPENSES
Production costs
Raw materials	74,829	70,513	6.1
Wages and benefits	176,908	174,650	1.3
Other	125,194	122,316	2.4

Total	376,931	367,479	2.6
Selling, general and administrative expenses	343,526	325,303	5.6

Total	720,457	692,782	4.0
Gain on sale of assets	122,946	—	N/A

OPERATING PROFIT	208,072	109,162	90.6
Net loss from joint ventures	248	3,293	(92.5)
Interest expense, net	14,248	10,320	38.1
Income from non-compete agreement	1,250	1,250	—

Income before income taxes and minority interest	194,826	96,799	*
Income taxes	83,658	38,239	*
Minority interest in net income of subsidiaries	119	125	(4.8)

NET INCOME	$111,049	$58,435	90.0

  *
  Represents an increase in excess of 100%.

        For the first quarter of 2005, the results of About.com, which is a separate reportable segment of the Company, have been included in the Company's Condensed Consolidated Financial Statements beginning March 19, 2005. About.com revenues were $1.1 million, costs and expenses were $1.0 million and operating profit was $0.1 million for the first quarter of 2005. There is no comparative discussion within this Management's Discussion and Analysis of Financial Condition and Results of Operations of the About.com results because 2005 is the first year they are included in the Company's results.

Revenues

        Revenues, for the first quarter of 2005 and 2004, by reportable segment and for the Company as a whole, were as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004	% Change
	(Dollars in thousands)
Revenues:
News Media Group	$773,166	$770,643	0.3
Broadcast Media Group	31,317	31,301	0.1
About.com	1,100	—	N/A

Total	$805,583	$801,944	0.5

News Media Group:    Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004	% Change
	(Dollars in thousands)
The New York Times Media Group
Advertising	$301,466	$299,118	0.8
Circulation	153,716	152,343	0.9
Other	38,078	38,537	(1.2)

Total	$493,260	$489,998	0.7

New England Media Group
Advertising	$109,407	$114,210	(4.2)
Circulation	42,739	44,736	(4.5)
Other	8,031	8,640	(7.0)

Total	$160,177	$167,586	(4.4)

Regional Media Group
Advertising	$91,254	$85,125	7.2
Circulation	23,162	23,164	—
Other	5,313	4,770	11.4

Total	$119,729	$113,059	5.9

Total News Media Group
Advertising	$502,127	$498,453	0.7
Circulation	219,617	220,243	(0.3)
Other	51,422	51,947	(1.0)

Total	$773,166	$770,643	0.3

Advertising Revenues

        Advertising revenues increased in the first quarter of 2005 compared with the first of 2004, primarily due to higher advertising rates and growth in Internet revenues. Total print advertising volume for the News Media Group in the first quarter of 2005 decreased compared with the first quarter of 2004 (see chart below).

        Advertising revenues at The New York Times Media Group were higher in the first quarter of 2005 compared with the first quarter of 2004, mainly due to increases in retail advertising revenues partially offset by lower national advertising.

        The New England Media Group advertising revenues were lower in the first quarter of 2005 compared with the same period in 2004 primarily due to decreases in national and classified advertising revenues.

        Advertising revenues at the Regional Media Group were higher in the first quarter of 2005 compared with the first quarter of 2004 mainly due to increases in retail and classified advertising revenues.

        The News Media Group's Internet advertising revenues, which are included in the table above, increased approximately 30% in the first quarter of 2005 compared with the same period in 2004 due to growth in all advertising categories.

        Print advertising volume, for the first quarter of 2005 and 2004, for the News Media Group was as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004	% Change
	(Inches in thousands, preprints in thousands of copies)
Total News Media Group
National(a)	589.1	623.9	(5.6)
Retail	1,559.3	1,542.5	1.1
Classified	2,339.7	2,383.2	(1.8)
Part Run/Zoned	482.2	523.5	(7.9)

Total	4,970.3	5,073.1	(2.0)

Preprints	688,071	654,482	5.1

  (a)
  Includes all advertising volume from the IHT.

Circulation Revenues

        Circulation revenues in the first quarter of 2005 were at approximately the same level as they were in the first quarter of last year as higher revenues at The Times, due to higher volume, were more than offset by lower circulation revenues at the Globe due to lower volume.

Broadcast Media Group:    Broadcast Media Group revenues in the first quarter were $31.3 million, on a par with the same period in 2004. The decline in political advertising versus last year was offset by increases in automotive, packaged goods, furniture and insurance advertising.

Costs and Expenses

        Costs and expenses for the first quarter of 2005 and 2004 were as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004	% Change
	(Dollars in thousands)
Production costs:
Raw materials	$74,829	$70,513	6.1
Wages and benefits	176,908	174,650	1.3
Other	125,194	122,316	2.4

Total production costs	376,931	367,479	2.6
Selling, general and administrative expenses	343,526	325,303	5.6

Total	$720,457	$692,782	4.0

        Total production costs increased in the first quarter of 2005 compared with the corresponding period in 2004, mainly because of increased newsprint expense, outside printing costs and higher benefits and stock-based compensation costs.

        Newsprint expense rose 6.6% in the first quarter of 2005 compared with the same quarter a year ago, with 9.9% resulting from higher prices, which was partially offset by a 3.3% decrease from lower consumption.

        Selling, general and administrative expenses increased in the first quarter of 2005 compared with the corresponding period in 2004. These increases were mainly because of higher wages, stock-based compensation expense, distribution and promotion costs.

        The following table sets forth consolidated costs and expenses for the first quarter of 2005 and 2004, by reportable segment, Corporate and the Company as a whole. The reasons underlying the period-to-period changes in each segment's cost and expenses are discussed below under "Operating Profit".

	For the Quarters Ended
	March 27, 2005	March 28, 2004	% Change
	(Dollars in thousands)
Costs and expenses:
News Media Group	$681,857	$655,729	4.0
Broadcast Media Group	27,266	26,433	3.2
About.com	958	—	N/A
Corporate	10,376	10,620	(2.3)

Total	$720,457	$692,782	4.0

Operating Profit

        Consolidated operating profit, in the first quarter of 2005 and 2004, by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004	% Change
	(Dollars in thousands)
Operating Profit (Loss):
News Media Group	$91,309	$114,914	(20.5)
Broadcast Media Group	4,051	4,868	(16.8)
About.com	142	—	N/A
Corporate	(10,376)	(10,620)	(2.3)
Gain on Sale of Assets	122,946	—	N/A

Operating Profit	$208,072	$109,162	90.6

        Operating profit for the News Media Group decreased in the first quarter of 2005 as the slight increase in revenues was more than offset by increased distribution and outside printing costs, stock-based compensation expense, higher wages and other benefit expense and increased newsprint expense.

        The Broadcast Media Group's operating profit decreased in the first quarter of 2005 compared with the 2004 first quarter, primarily because of higher wages, other benefit costs and stock-based compensation.

Non-operating Items

Joint Ventures

        Net loss from joint ventures was $0.2 million in the first quarter of 2005 compared with $3.3 million in the first quarter of last year, because of more favorable results at all of the properties in which the Company has equity interests. Results for Metro Boston are included in "Net loss from joint ventures" in the Company's Condensed Consolidated Statement of the Income.

Interest Expense, Net

        "Interest expense, net" in the Company's Condensed Consolidated Statements of Income was as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004
	(Dollars in thousands)
Interest expense	$12,814	$12,157
Loss from extinguishment of debt	4,767	—
Interest income	(844)	(344)
Capitalized interest	(2,489)	(1,493)

Interest expense, net	$14,248	$10,320

        Interest expense-net increased in the first quarter of 2005 due to a loss related to the Company's redemption of its $71.9 million debentures before the maturity date (see the "Third-Party Financing" section below for additional information), partially offset by higher capitalized interest related to the construction of the Company's new headquarters.

Depreciation and Amortization

        Consolidated depreciation and amortization, for the first quarter of 2005 and 2004, by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004	% Change
	(Dollars in thousands)
Depreciation and amortization:
News Media Group	$29,665	$31,558	(6.0)
Broadcast Media Group	1,986	2,284	(13.0)
About.com	220	—	N/A
Corporate(a)	1,730	2,228	(22.4)

Depreciation and amortization	$33,601	$36,070	(6.8)

  (a)
  Beginning in fiscal 2005, restricted stock is being recorded as stock-based compensation expense. For comparability, restricted stock in the prior year (recorded at Corporate), which had been reported as amortization expense, has been reclassified to conform with the 2005 presentation. Restricted stock expense in the first quarter of 2004 was $0.8 million.

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

        The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in the open market or through private transactions, and these repurchases may be suspended from time to time or discontinued. During the first quarter of 2005, the Company repurchased 0.6 million shares of Class A Common Stock at a cost of approximately $21.7 million. In the first quarter of 2004, the Company repurchased 1.4 million shares of Class A Common Stock at a cost of approximately $62.7 million.

        The Company expects dividends to increase to approximately $95 million in 2005 from approximately $90 million in 2004 as the Company's Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company's Class A and Class B Common Stock to $.165 per share from $.155 per share effective with the June 2005 dividend.

        The Company did not make any contributions to its pension plans in the first quarter of 2005 and will determine the level of contributions to be made, if any, during the fourth quarter of 2005.

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

        Capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
	NYT		FC	Total
(Dollars in millions)
2001–2004	$154		$130	$284
2005	$120–$135		$110–$120	$230–$255	(a)
Beyond 2005	$365–$380		$147–$167	$512–$547
Total	$639–$669		$387–$417	$1,026–$1,086
Less: net of sale proceeds(b)	$106		—	$106
Total, net of sales proceeds	$533–$563	(c)	$387–$417	$920–$980

  (a)
  Approximately $23 million was incurred as of March 27, 2005 (approximately $14 million incurred by NYT and approximately $9 million incurred by FC).

  (b)
  Represents cash proceeds from the sale of the Company's existing headquarters (see the "Recent Events" section above), net of income taxes and transaction costs. This amount is not net of the Company's future rental payments associated with the leaseback.

  (c)
  Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

        See the Company's Annual Report on Form 10-K for the year ended December 26, 2004, for additional information regarding the Building.

Capital Resources

Sources and Uses of Cash

        Cash flows for the first quarter of 2005 and 2004 were as follows:

	For the Quarters Ended
	March 27, 2005	March 28, 2004	% Change
	(Dollars in thousands)
Operating Activities	$135,304	$160,387	(15.6)
Investing Activities	$(306,704)	$(28,356)	*
Financing Activities	$167,027	$(139,087)	*

  *
  Represents an increase in excess of 100%.

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

        In the first quarter of 2005, the Company had lower earnings from ongoing operations and higher net working capital requirements compared with the first quarter of 2004, resulting in a decrease in net cash provided by operating activities.

Investing Activities

        Investment cash inflows generally include proceeds from the sale of assets or a business. Investment cash outflows generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

        Net cash used in investing activities in the first quarter of 2005 increased compared with the first quarter of 2004 primarily due to the acquisitions and investment made in the first quarter of 2005 partially offset by proceeds from the sale of assets.

Financing Activities

        Financing cash inflows generally include borrowings under the Company's commercial paper program, the issuance of long-term debt, and funds from stock option exercises and from the sale of stock to employees under the Company's ESPP. Financing cash outflows generally include the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of the Company's Class A Common Stock.

        The Company had net cash provided by financing activities in the first quarter of 2005 compared with net cash used in financing activities in the first quarter of 2004. In the first quarter of 2005, the majority of net cash provided by financing activities was from the issuance of notes (approximately $498 million), partially offset by the repayment of notes and debentures (approximately $322 million). In the first quarter of 2004, net cash used in financing activities was primarily from the repayment of commercial paper (approximately $87 million) and share repurchases (approximately $53 million).

        See the Company's Condensed Consolidated Statements of Cash Flows for additional information on the Company's sources and uses of cash.

Third-Party Financing

        The Company has the following financing sources available to supplement cash flows from operations:

    •
    A commercial paper facility,

    •
    Revolving credit agreements, and

    •
    Medium-term notes.

        The Company's total debt, including commercial paper and capital lease obligations, was $1.3 billion as of March 27, 2005, compared with $1.1 billion as of December 26, 2004.

        The Company's 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, matured on March 15, 2005. The Company's repayment of these notes resulted in a decrease in "Current portion of long-term debt and capital lease obligations" in the Company's Condensed Consolidated Balance Sheet as of March 27, 2005.

        On March 15, 2005, the Company also redeemed all of its $71.9 million outstanding 8.25% debentures, callable on March 15, 2005, and maturing on March 15, 2025, at a redemption price of 103.76% of the principal amount. The redemption premium and unamortized issuance costs resulted in a loss from the extinguishment of debt of $4.8 million and is included in "Interest expense-net" in the Company's Condensed Consolidated Statement of Income.

        On March 17, 2005, the Company issued 5-year notes aggregating $250.0 million maturing March 15, 2010, at an annual rate of 4.5%, and 10-year notes aggregating $250.0 million maturing March 15, 2015, at an annual rate of 5.0%. Interest is payable semi-annually on March 15 and September 15 on both series of notes.

Commercial Paper

        The Company's $600.0 million commercial paper program is supported by the revolving credit agreements described below. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days. The Company had $367.6 million in commercial paper outstanding as of March 27, 2005, with an annual weighted average interest rate of 2.9% and an average of 41 days to maturity from original issuance.

Revolving Credit Agreements

        The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $670.0 million available under the two revolving credit agreements ($400 million five-year revolving credit agreement maturing in May 2009, and $270 million multi-year credit agreement maturing in June 2006), the Company has issued letters of credit of approximately $32 million. The remaining balance of approximately $638 million supports the Company's commercial paper program discussed above. There were no borrowings outstanding under the revolving credit agreements as of March 27, 2005, or December 26, 2004.

        Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company.

        The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. As of March 27, 2005, the amount of stockholders' equity in excess of the required levels was approximately $455 million.

Medium-Term Notes

        The Company's liquidity requirements may also be funded through the public offer and sale of notes under the Company's $300.0 million medium-term note program. An additional $225.0 million of medium-term notes may be issued from time to time pursuant to the Company's currently effective shelf registration statement.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

        The Company's contractual obligations and off-balance sheet arrangements are detailed in the Company's Annual Report on Form 10-K for the year ended December 26, 2004. As of March 27, 2005, the Company's contractual obligations and off-balance sheet arrangements have not materially changed from December 26, 2004.

CRITICAL ACCOUNTING POLICIES

        The Company's critical accounting policies are detailed in the Company's Annual Report on Form 10-K for the year ended December 26, 2004. As of March 27, 2005, the Company's critical accounting policies have not changed from December 26, 2004, except for the Company's accounting for stock-based compensation in connection with the adoption of FAS 123-R.

        Under FAS 123-R, the Company uses the Black-Scholes option valuation model to determine the fair value of its stock options and ESPP rights. The Black-Scholes model includes various assumptions, including the expected volatility for stock options and ESPP rights and the expected life of stock options. These assumptions reflect the Company's best estimates, but they involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under FAS 123-R could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 3 of the Notes to the Consolidated Financial Statements for additional information regarding the Company's adoption of FAS 123-R.

FACTORS THAT COULD AFFECT OPERATING RESULTS

        Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements. These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company's various markets and material increases in newsprint prices. They also include other risks detailed from time to time in the Company's publicly filed documents, including the Company's Annual Report on Form 10-K for the year ended December 26, 2004. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        The Company's Annual Report on Form 10-K for the year ended December 26, 2004, details the Company's disclosures about market risk. As of March 27, 2005, there have been no material changes in the Company's market risk from December 26, 2004.

Item 4.    Controls and Procedures

        Janet L. Robinson, the Company's Chief Executive Officer, and Leonard P. Forman, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of March 27, 2005. Based on such evaluation, Ms. Robinson and Mr. Forman concluded that the Company's disclosure controls and procedures were effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

        (a)    Unregistered Sales of Equity Securities

        On March 3, 2005, the Company issued 24 shares of Class A Common Stock to a holder of 24 shares of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversion, which was in accordance with the Certificate of Incorporation of the Company, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

        (c)    Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
December 27, 2004– January 30, 2005	164,800	$39.36	164,800	$195,407,000

January 31, 2005– February 27, 2005	240,000	$38.66	240,000	$186,129,000

February 28, 2005– March 27, 2005	164,500	$36.17	164,500	$180,179,000

Total for the first quarter of 2005	569,300	$38.14	569,300	$180,179,000

(1)
All purchases were made pursuant to the Company's publicly announced share repurchase program. As of April 29, 2005, the Company had authorization from its Board to repurchase an amount of up to $175.2 million of its Class A Common Stock. The Board has authorized the Company to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6.    Exhibits

  12
  Ratio of Earnings to Fixed Charges

  31.1
  Rule 13a-14(a)/15d-14(a) Certification

  31.2
  Rule 13a-14(a)/15d-14(a) Certification

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

THE NEW YORK TIMES COMPANY (Registrant)
Date: May 5, 2005	/s/ LEONARD P. FORMAN Leonard P. Forman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 27, 2005

Exhibit No.
12	Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

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
  Item 4. Controls and Procedures
Part II. OTHER INFORMATION
SIGNATURES
Exhibit Index to Quarterly Report on Form 10-Q For the Quarter Ended March 27, 2005