Form 10-Q
period 2005-06-26
NEW YORK TIMES CO
filed 2005-08-04
CIK 71691

FORM 10-Q

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended  June 26, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐.

Number of shares of each class of the registrant’s common stock outstanding as of July 29, 2005 (exclusive of treasury shares):

Class A Common Stock	144,434,431 shares
Class B Common Stock	840,292 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
	(13 Weeks)		(26 Weeks)

Revenues
Advertising	$572,363	$551,511	$1,106,142	$1,080,538
Circulation	218,482	220,156	438,099	440,399
Other	54,224	52,264	106,411	104,938
Total	845,069	823,931	1,650,652	1,625,875

Production costs
Raw materials	78,353	71,594	153,182	142,107
Wages and benefits	172,005	170,972	348,913	345,622
Other	128,518	122,893	253,712	245,209
Total	378,876	365,459	755,807	732,938

Selling, general and administrative expenses	359,651	326,715	703,177	652,018

Total	738,527	692,174	1,458,984	1,384,956

Gain on sale of assets	—	—	122,946	—

Operating profit	106,542	131,757	314,614	240,919

Net income/(loss) from joint ventures	3,138	2,734	2,890	(559)

Interest expense, net	11,844	10,353	26,092	20,673

Income from non-compete agreement	1,250	1,250	2,500	2,500

Income before income taxes and minority interest	99,086	125,388	293,912	222,187

Income taxes	38,110	49,538	121,768	87,777

Minority interest in net income of subsidiaries	161	173	280	298

Net income	$60,815	$75,677	$171,864	$134,112

Average number of common shares outstanding
Basic	145,524	148,626	145,696	149,275
Diluted	146,003	150,902	146,377	151,673

Basic earnings per share	$.42	$.51	$1.18	$.90

Diluted earnings per share	$.42	$.50	$1.17	$.88

Dividends per share	$.165	$.155	$.320	$.300

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 26,	December 26,
	2005	2004
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$31,604	$42,389

Accounts receivable-net	383,308	389,300

Inventories
Newsprint and magazine paper	32,191	29,848
Work-in-process and other	3,644	2,806
Total inventories	35,835	32,654

Deferred income taxes	56,639	56,639

Other current assets	69,076	92,911

Total current assets	576,462	613,893

Other Assets

Investments in joint ventures	236,584	218,909

Property, plant and equipment (less accumulated depreciation and amortization of $1,316,369 in 2005 and $1,379,733 in 2004)	1,373,737	1,367,384

Intangible assets acquired
Goodwill	1,440,049	1,103,862

Other intangible assets acquired (less accumulated amortization of $154,616 in 2005 and $143,683 in 2004)	410,796	360,727

Miscellaneous assets	299,181	285,082

TOTAL ASSETS	$4,336,809	$3,949,857

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 26,	December 26,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$414,875	$335,350
Accounts payable	207,153	190,134
Accrued payroll and other related liabilities	103,140	117,121
Accrued expenses	153,479	147,548
Unexpired subscriptions	78,146	77,573
Current portion of long-term debt and capital lease obligations	1,581	252,023

Total current liabilities	958,374	1,119,749

Other Liabilities

Long-term debt	821,585	393,601
Capital lease obligations	77,098	77,873
Deferred income taxes	132,086	132,108
Other	716,129	691,364

Total other liabilities	1,746,898	1,294,946

Minority Interest	154,601	134,620

Stockholders’ Equity

Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2005 – 150,337,342; 2004 – 150,084,658 (including treasury shares: 2005– 5,796,185; 2004 – 4,819,661)	15,034	15,009
Class B – convertible – authorized and issued shares; 2005 – 840,292; 2004 – 840,316	84	84
Additional paid-in capital	10,276	—
Retained earnings	1,771,016	1,684,854
Common stock held in treasury, at cost	(239,411)	(204,407)
Deferred compensation	—	(24,309)
Accumulated other comprehensive loss, net of income taxes	(80,063)	(70,689)

Total stockholders’ equity	1,476,936	1,400,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,336,809	$3,949,857

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 26,	June 27,
	2005	2004
	(26 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$151,122	$292,226

INVESTING ACTIVITIES
Capital expenditures	(74,190)	(56,895)
Acquisitions	(413,316)	—
Investment	(16,521)	—
Net proceeds from sale of assets	183,173	—
Other investing payments	(22,058)	(19,058)

Net cash used in investing activities	(342,912)	(75,953)

FINANCING ACTIVITIES
Commercial paper borrowings/(repayments)-net	79,525	(83,980)
Long-term obligations:
Increases	497,543	—
Reductions	(322,683)	(974)
Capital shares:
Issuances	5,136	30,220
Repurchases	(35,101)	(106,455)
Excess tax benefits from share-based payment arrangements	2,426	—
Dividends paid to stockholders	(46,618)	(44,791)
Other financing proceeds/(payments)-net	1,338	(4,461)

Net cash provided by/(used in) financing activities	181,566	(210,441)

(Decrease)/increase in cash and cash equivalents	(10,224)	5,832

Effect of exchange rate changes on cash and cash equivalents	(561)	(94)

Cash and cash equivalents at the beginning of the year	42,389	39,447
Cash and cash equivalents at the end of the quarter	$31,604	$45,185

SUPPLEMENTAL DATA

Acquisitions

On March 18, 2005, the Company acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider.  The purchase price was approximately $410 million and was funded through a combination of short-term and long-term debt (see Note 2).

On February 1, 2005, the Company acquired the North Bay Business Journal, a weekly publication targeting business leaders in California’s Sonoma, Napa and Marin counties, for approximately $3 million (see Note 2).

Investment

On March 10, 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston LLC, which publishes a free daily newspaper catering to young professionals in the Greater Boston area (see Note 2).

Other

The Company’s and its development partner’s interests in the Company’s new headquarters are approximately 58% and 42% (see Note 13).  Due to the Company’s majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company.  Capital expenditures attributable to the Company’s development partner’s interest in the Company’s new headquarters are included in Investing Activities - Other investing payments and were approximately $22 million for the first six months of 2005 and approximately $19 million for the first six months of 2004.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      General

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 26, 2005, and December 26, 2004, and the results of operations and cash flows of the Company for the periods ended June 26, 2005, and June 27, 2004.  All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company’s Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations. Certain reclassifications have been made to the 2004 Condensed Consolidated Financial Statements to conform with classifications used as of and for the period ended June 26, 2005.  The fiscal periods included herein comprise 13 weeks for the three-month periods and 26 weeks for the six-month periods.

As of June 26, 2005, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004, have not changed from December 26, 2004, except for the adoption of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123-R”).  See Note 3 for additional information regarding the Company’s adoption of FAS 123-R.

2.                                      Acquisitions/Investment

On March 18, 2005, the Company acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider. The purchase price was approximately $410 million and was funded through a combination of short-term and long-term debt.  The results of About.com have been included in the Company’s Condensed Consolidated Financial Statements beginning March 19, 2005.  The acquisition provides the Company with strategic benefits, including diversifying the Company’s advertising base and extending its reach among Internet users.  About.com is a separate reportable segment of the Company (see Note 12).

On February 1, 2005, the Company acquired the North Bay Business Journal (“North Bay”), a weekly publication targeting business leaders in California’s Sonoma, Napa and Marin counties, for approximately $3 million.  The results of North Bay have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition date.  North Bay is included in the results of the News Media Group under the Regional Media Group.

Based on third-party valuations of About.com and North Bay, the Company has allocated the excess of the purchase prices over the carrying value of the net assets acquired as follows: About.com- $343.1 million to goodwill and $62.2 million to other intangible assets (primarily content, customer lists and a contract); North Bay- $2.1 million to goodwill and $0.9 million to other intangible assets (primarily customer lists).  See Note 4 for additional information related to goodwill and other intangible assets.

On March 10, 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper catering to young professionals in the Greater Boston area.  The investment in Metro Boston is being accounted for under the equity method, and therefore the investment and results of operations are included in “Investments in joint ventures” and “Net income/(loss) from joint ventures” in the Company’s Condensed Consolidated Balance Sheet and Statement of Income.

If any of the acquisitions or investment discussed above had occurred in the beginning of 2004, they would not have had a material impact on the Company’s consolidated results of operations for the periods ended June 26, 2005 or June 27, 2004.

3.                                      Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued FAS 123-R.  FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation (“FAS 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”).  FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options or shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).  FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On December 27, 2004 (the first day of its 2005 fiscal year), the Company adopted FAS 123-R.  While FAS 123-R is not effective until the first annual reporting period that begins after June 15, 2005, the Company elected to adopt it before the required effective date.  The Company adopted FAS 123-R using a modified prospective application, as permitted under FAS 123-R.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Before the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock and other long-term awards (see the discussion of long-term incentive plan awards (“LTIP awards”) below), which amounted to $1.5 million and $2.8 million in the second quarter and first six months of 2004.  Under APB 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESPP.  Beginning with its 2005 fiscal year, with the adoption of FAS 123-R, the Company recorded stock-based compensation expense for the cost of stock options, restricted stock, shares issued under the ESPP and LTIP awards (together, “Employee Stock-Based Awards”).  Stock-based compensation expense in the second quarter and first six months of 2005 was $6.6 million ($4.5 million after tax or $.03 per basic and diluted share) and $13.2 million ($9.4 million after tax or $.06 per basic and diluted share).

FAS 123-R requires that stock-based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the “substantive vesting period”).  The Company’s 1991 Executive Stock Incentive Plan (“1991 Executive Stock Plan”) and 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”) provide that awards vest upon the retirement of an employee/Director.  In periods before the Company’s adoption of FAS 123-R (pro forma disclosure only), the Company recorded stock-based compensation expense for awards to retirement-eligible employees over the awards’ stated vesting period (the “nominal vesting period”).  With the adoption of FAS 123-R, the Company will continue to follow the nominal vesting period approach for the unvested portion of awards granted before the adoption of FAS 123-R and follow the substantive vesting period approach for awards granted after the adoption of FAS 123-R.

The following table details the effect on net income and earnings per share had stock-based compensation expense for the Employee Stock-Based Awards been recorded in the second quarter and first six months of 2004 based on the fair-value method under FAS 123.  The reported and pro forma net income and earnings per share for the second quarter and first six months of 2005 in the table below are the same since stock-based compensation expense is calculated under the provisions of FAS 123-R.  These amounts for the second quarter and first six months of 2005 are included in the table below only to provide the detail for a comparative presentation to the second quarter and first six months of 2004.

		Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)		June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Reported net income		$60,815	$75,677	$171,864	$134,112

Add:	Total stock-based compensation expense included in reported net income, net of related tax effects	4,532	891	9,366	1,672

Deduct:	Total stock-based compensation expense determined under fair- value method for all awards, net of related tax effects	(4,532)	(43,525)	(9,366)	(54,863)
Pro forma net income		$60,815	$33,043	$171,864	$80,921
Earnings per share:
Basic – reported		$.42	$.51	$1.18	$.90
Basic – pro forma		$.42	$.22	$1.18	$.54
Diluted – reported		$.42	$.50	$1.17	$.88
Diluted – pro forma		$.42	$.22	$1.17	$.53

In June 2004 the Company accelerated the vesting of certain employee stock options where the exercise price of the stock options was above the Company’s stock price.  The acceleration of vesting resulted in additional stock-based compensation expense of $32 million (net of income taxes) that would have otherwise been reflected in the table above in periods after June 27, 2004.  The decreases in stock-based compensation expense in the table above are primarily due to expense included in 2004 for the accelerated vesting of stock options.

In the second quarter of 2005, the incremental stock-based compensation expense due to the adoption of FAS 123-R caused income before income taxes and minority interest to decrease by $4.4 million, net income to decrease by $3.2 million and basic and diluted earnings per share to decrease by $.02 per share.  In the first six months of 2005, the incremental stock-based compensation expense due to the adoption of FAS 123-R caused income before income taxes and minority interest to decrease by $9.0 million, net income to decrease by $6.8 million and basic and diluted earnings per share to decrease by $.05 per share.  In addition, in connection with the adoption of FAS 123-R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first half of 2005 by $2.4 million related to excess tax benefits from stock-based awards.

Stock Options

The 1991 Executive Stock Plan provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Company’s Class A Common Stock (“Common Stock”) on the date of grant.  Stock options are generally granted with a 3-year vesting period and a 6-year term, or a 4-year vesting period and a 10-year term.  The stock options vest in equal annual installments over the nominal vesting period or the substantive vesting period, whichever is applicable.

The 2004 Directors’ Plan provides for grants of stock options to Directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant.  Stock options are granted with a 1-year vesting period and a 10-year term.  The stock options vest over the nominal vesting period or the substantive vesting period, whichever is applicable.  The Company’s Directors are considered employees under the provisions of FAS 123-R.

Included in the Company’s stock-based compensation expense in 2005 is the cost related to the unvested portion of the 2004 and 2001 stock option grants and the cost related to the stock option grants made in April 2005 under the 2004 Directors’ Plan.  The stock options granted before 2001 and those granted in 2002 and 2003 (accelerated vesting in June 2004) were fully vested as of the beginning of 2005.

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees.  Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the day of grant, and calculated on a monthly basis.

	2005	2004
	10-Year Term Stock Options	6-Year Term Stock Options	10-Year Term Stock Options
Risk-free rate	3.96%	3.33%	3.62%
Expected life (in years)	5.00	3.75	5.00
Expected volatility	19.66%	19.09%	19.65%
Expected dividend yield	2.11%	1.50%	1.50%

Changes in the Company’s stock options for the first half of 2005 were as follows:

(Shares in thousands)	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	30,799	$41
Granted	44	33
Exercised	252	19
Forfeited	190	44
Options outstanding, end of period	30,401	41
Options exercisable, end of period	27,407	$41

The weighted average remaining contractual term was 6 years for stock options outstanding and exercisable as of June 26, 2005.  The total intrinsic value was approximately $19 million for stock options outstanding and exercisable as of June 26, 2005.  The total intrinsic value for stock options exercised during the first half of 2005 was approximately $4 million.  The weighted-average fair value for the stock options granted in 2005 was $6.28 and in 2004 was $6.64 for 6-year term stock options and $8.09 for 10-year term stock options.

The amount of cash received from the exercise of stock options was approximately $5 million and the related tax benefit was approximately $2 million for the first half of 2005.

Restricted Stock

The 1991 Executive Stock Plan also provides for grants of restricted stock.  The Company generally grants restricted stock with a 3-year vesting period or a 5-year vesting period.  Restricted stock vests at the end of the nominal vesting period or the substantive vesting period, whichever is applicable.  The fair value of restricted stock is the excess of the average market price of Common Stock at the date of grant over the exercise price, which is zero.

Included in the Company’s stock-based compensation expense in 2005 is a portion of the cost related to the unvested restricted stock granted in 2004, 2003 and 2002.  The Company did not grant restricted stock in the first half of 2005.

Changes in the Company’s restricted stock for the first half of 2005 were as follows:

(Shares in thousands)	Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of year	741	$41
Granted	—	—
Vested	2	40
Forfeited	5	40
Unvested restricted stock at end of period	734	$41

Under the provisions of FAS 123-R, the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted is no longer required.  Therefore, in the first quarter of 2005, the amount that had been in “Deferred compensation” in the Condensed Consolidated Balance Sheet was reversed to zero.

ESPP

The Company offers eligible employees the option to purchase Common Stock at a 15% discount from the average market price on an applicable pricing date before the applicable offering period begins.  Beginning in 2005, there are two 6-month ESPP offerings during the year, and the purchase price for each offering is determined at the beginning of each 6-month offering period.  Participating employees purchase Common Stock through payroll deductions.  Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest. The January offering began January 1, 2005, and ended June 25, 2005, while the June offering period began June 26, 2005, and is scheduled to end on December 24, 2005.  The purchase price per share was $35.08 for the January offering and $26.40 for the June offering, which is 85% of the average market price of Common Stock on the applicable pricing dates. There were no shares issued under the January offering because the Company’s Board of Directors (the “Board”) amended the offering to provide that if the market price of the stock was lower than the offering price on the purchase date, participants’ contributions (plus accrued interest) would be automatically refunded.  The June offering was similarly amended.

Included in the Company’s stock-based compensation expense in the first half of 2005 is the cost related to the January ESPP offering.

The fair value of the January and June ESPP offerings was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected volatility was based on the implied volatility on the day of grant.

	January Offering	June Offering
Risk-free rate	2.36%	3.25%
Expected life (in months)	6	6
Expected volatility	21.39%	21.46%
Expected dividend yield	1.51%	2.12%

The weighted-average fair value for the Company’s ESPP options was $6.65 for the January offering and $5.04 for the June offering.

LTIP Awards

The Company’s 1991 Executive Stock Plan and 1991 Executive Cash Bonus Plan provide for grants of cash awards to key executives payable at the end of the respective vesting period (“LTIP awards”).  Beginning in 2005, LTIP awards are generally granted with a 5-year vesting period.  The target award is determined at the beginning of the period and can increase (to a maximum 175% of the target) or decrease (to zero) based on a key performance measure, Total Shareholder Return (“TSR”).  TSR is calculated as stock appreciation plus reinvested dividends.  At the end of the period, the LTIP payment is determined by comparing the Company’s TSR to the TSR of a predetermined peer group of companies.  All payments are subject to approval by the Board’s Compensation Committee. The LTIP awards are classified as liability awards under the provisions of FAS 123-R because the Company incurs a liability, payable in cash, indexed to the Company’s stock price.  The

LTIP award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company’s TSR relative to the peer group’s TSR.  The fair value of the LTIP awards was calculated by comparing the Company’s TSR to the TSR for the predetermined peer group of companies and reviewing the related volatility of the stock price of the group.  There was no LTIP award paid in 2005.

As of June 26, 2005, unrecognized compensation expense related to the unvested portion of the Company’s Employee Stock-Based Awards was approximately $40 million and is expected to be recognized over a weighted-average period of approximately 3 years.

The Company generally issues shares for the exercise of stock options from unissued reserved shares and issues shares for restricted stock and shares under the ESPP from treasury shares.  The Company generally repurchases enough Common Stock to offset shares issued for the Company’s Employee Stock-Based Awards.

4.                                      Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair market value of tangible net assets acquired.  Goodwill is not amortized but tested for impairment annually or, if certain circumstances indicate a possible impairment may exist, in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets.  Other intangible assets acquired that have indefinite lives (mastheads and licenses) are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives.

In the first quarter of 2005, the Company adopted Emerging Issues Task Force Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill (“EITF D-108”), which requires the use of the direct valuation method i) for valuing intangible assets acquired in a business combination after September 29, 2004, and ii) to test for impairment of indefinite lived intangible assets.  EITF D-108 also required companies that applied the residual valuation method in previous impairment tests to perform an impairment test using the direct valuation method no later than the beginning of the first fiscal year beginning after December 15, 2004.  The Company had applied the residual valuation method in previous impairment tests; therefore, in the first quarter of 2005, the Company tested its indefinite lived intangible assets for impairment applying the direct valuation method.  The impairment test did not result in an impairment of the intangible assets with indefinite lives.

The changes in the carrying amount of Goodwill in 2005 are as follows:

(Dollars in thousands)	News Media Group	Broadcast Media Group	About. com	Total
Balance as of December 26, 2004	$1,063,883	$39,979	$—	$1,103,862
Goodwill acquired during year	2,104	—	343,055	345,159
Foreign currency translation	(8,972)	—	—	(8,972)
Balance as of June 26, 2005	$1,057,015	$39,979	$343,055	$1,440,049

Goodwill acquired in 2005 resulted from the acquisition of About.com and North Bay (see Note 2).

The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune.

Other intangible assets acquired as of June 26, 2005, and December 26, 2004, were as follows:

	June 26, 2005		December 26, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized other intangible assets acquired:
Customer lists	$218,326	$146,315	$203,300	$137,384
Other	55,013	8,301	7,310	6,299
Total	273,339	154,616	210,610	143,683

Unamortized other intangible assets acquired:
Broadcast licenses	220,194	—	220,194	—
Newspaper mastheads	71,879	—	73,606	—
Total	292,073	—	293,800	—

Total other intangible assets acquired	$565,412	$154,616	$504,410	$143,683

The table above includes other intangible assets related to the acquisitions of About.com and North Bay (see Note 2).

As of June 26, 2005, the remaining weighted-average amortization period is seven years for customer lists and other intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was $11.2 million for the first six months of 2005, and is expected to be approximately $25 million for the full year 2005.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands)
Year	Amount
2006	$24,100
2007	14,900
2008	12,100
2009	10,800
2010	10,700

5.                                      Debt Obligations

The Company’s total debt, including commercial paper and capital lease obligations, was $1.3 billion as of June 26, 2005.

The Company’s $600.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.  The Company had $414.9 million in commercial paper outstanding as of June 26, 2005, with an annual weighted average interest rate of 3.2% and an average of 55 days to maturity from original issuance.

The primary purpose of the Company’s revolving credit agreements is to support the Company’s commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $670.0 million available under the two revolving credit agreements ($400 million five-year revolving credit agreement maturing in May 2009, and $270 million multi-year credit agreement maturing in June 2006), the Company has issued letters of credit of approximately $32 million.  The remaining balance of approximately $638 million supports the Company’s commercial paper program discussed above.  There were no borrowings outstanding under the revolving credit agreements as of June 26, 2005, or December 26, 2004.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders’ equity. As of June 26, 2005, the amount of stockholders’ equity in excess of the required levels was approximately $453 million.

The Company’s 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, matured on March 15, 2005.  The Company’s repayment of these notes resulted in a decrease in “Current portion of long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheet as of June 26, 2005.

On March 15, 2005, the Company also redeemed all of its $71.9 million outstanding 8.25% debentures, callable on March 15, 2005, and maturing on March 15, 2025, at a redemption price of 103.76% of the principal amount.  The redemption premium and unamortized issuance costs resulted in a loss from the extinguishment of debt of $4.8 million and is included in “Interest expense, net” (see below) in the Company’s Condensed Consolidated Statement of Income.

On March 17, 2005, the Company issued 5-year notes aggregating $250.0 million maturing March 15, 2010, at an annual rate of 4.5%, and 10-year notes aggregating $250.0 million maturing March 15, 2015, at an annual rate of 5.0%.  Interest is payable semi-annually on March 15 and September 15 on both series of notes.

The issuance of the $500.0 million in notes, net of the repayment of the $71.9 million of debentures, resulted in an increase to “Long-term debt” in the Company’s Condensed Consolidated Balance Sheet as of June 26, 2005.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Interest expense	$15,194	$12,281	$28,008	$24,438
Loss from extinguishment of debt	—	—	4,767	—
Interest income	(896)	(253)	(1,740)	(597)
Capitalized interest	(2,454)	(1,675)	(4,943)	(3,168)

Interest expense, net	$11,844	$10,353	$26,092	$20,673

6.                                      Derivative Instruments

In the first and second quarters of 2005, the Company entered into foreign exchange collar contracts (“FX collar contracts”), designated as cash-flow hedges as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  The cash-flow FX collar contracts, which have notional amounts outstanding as of June 26, 2005, of $5.2 million, were entered into to manage the Company’s transactional foreign exchange exposure (changes in the U.S. dollar compared with the Euro).  As of June 26, 2005, the fair value of the cash-flow FX collar contracts was $0.3 million, resulting in a loss that was recorded in “Accrued expenses” and “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheet.  There was an immaterial loss recognized in earnings related to the cash-flow FX collar contracts settled in the second quarter of 2005.

In the second quarter of 2005, the Company entered into FX collar contracts, designated as fair-value hedges as defined under FAS 133.  The fair-value FX collar contracts, which have notional amounts outstanding as of June 26, 2005 of $3.5 million, were entered into to manage the Company’s foreign translational gains or losses.  The fair-value FX collar contracts do not qualify for hedge accounting; therefore, gains and losses are included in earnings.  For the period ended June 26, 2005, the Company recognized an immaterial loss resulting from fair-value FX collar contracts outstanding as well as certain contracts that settled in the second quarter of 2005.

In the second quarter of 2005, the Company entered into a forward starting interest rate swap agreement (“forward starting swap agreement”) designated as a cash-flow hedge as defined under FAS 133.  The forward starting swap agreement, which has a notional amount totaling $50.0 million, is intended to lock in a fixed interest rate on the issuance of debt in December 2005.  As of June 26, 2005, the fair value of the swap agreement was $0.3 million, resulting in a loss that was recorded in “Accrued expenses” and “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheet.  There was no amount recognized in earnings related to the forward starting swap agreement entered into in the second quarter of 2005.

In the first quarter of 2005, the Company terminated its forward starting swap agreements entered into in 2004 that were designated as cash-flow hedges as defined under FAS 133. The forward starting swap agreements, which had notional amounts totaling $90.0 million, were intended to lock in fixed interest rates on the issuance of debt in March 2005.  The Company terminated the forward starting swap agreements in connection with the issuance of its 10-year $250.0 million notes maturing on March 15, 2015 (see Note 5).  The termination of the forward starting swap agreements resulted in a gain of approximately $2 million, which will be amortized into income through March 2015 as a reduction of interest expense related to the Company’s 10-year notes.

In the first quarter of 2005, the Company’s interest rate swap agreements (“swap agreements”), designated as fair-value hedges as defined under FAS 133, expired in connection with the Company’s repayment of its 10-year $250.0 million notes that matured on March 15, 2005 (see Note 5).  These swap agreements, which had notional amounts totaling $100.0 million, were entered into to exchange the fixed interest rate on a portion of the Company’s 10-year notes for a variable interest rate.  On the maturity date of the 10-year notes, the fair value of the swap agreements decreased to zero.

7.                                      Common Stock

During the first half of 2005, the Company repurchased 1.0 million shares of its Class A Common Stock at a cost of $35.1 million.  The average price of these repurchases was $35.86 per share.

On April 26, 2005, the Board declared a $.01 per share increase in the quarterly dividend on the Company’s Class A and Class B Common Stock from $.155 per share to $.165 per share effective with the June 2005 dividend.

On June 16, 2005, the Board declared a dividend of $.165 per share on the Company’s Class A and B Common Stock.  The dividend is payable on September 15, 2005, to shareholders of record on September 1, 2005.  The estimated dividend payable of approximately $24 million is included in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheet as of June 26, 2005.

8.                                      Pension and Postretirement Benefits

Pension

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	Three Months Ended
	June 26, 2005			June 27, 2004
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$9,362	$569	$9,931	$8,320	$502	$8,822
Interest cost	16,887	2,831	19,718	16,051	2,760	18,811
Expected return on plan assets	(20,930)	—	(20,930)	(19,073)	—	(19,073)
Amortization of prior service cost	101	17	118	101	64	165
Recognized actuarial loss	4,600	1,193	5,793	4,882	1,033	5,915
Net periodic pension cost	$10,020	$4,610	$14,630	$10,281	$4,359	$14,640

	Six Months Ended
	June 26, 2005			June 27, 2004
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$18,724	$1,138	$19,862	$16,640	$1,004	$17,644
Interest cost	33,774	5,662	39,436	32,102	5,520	37,622
Expected return on plan assets	(41,860)	—	(41,860)	(38,146)	—	(38,146)
Amortization of prior service cost	202	34	236	202	128	330
Recognized actuarial loss	9,200	2,386	11,586	9,026	2,066	11,092
Net periodic pension cost	$20,040	$9,220	$29,260	$19,824	$8,718	$28,542

The Company did not make any contributions to its pension plans in the first half of 2005 and will determine the level of contributions to be made, if any, during the fourth quarter of 2005.  The Company does not pre-fund its non-qualified pension plans, but rather pays for benefits as required from cash from operations.

Postretirement Benefits

The components of net periodic postretirement cost were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Service cost	$1,730	$1,540	$3,460	$3,080
Interest cost	3,053	2,885	6,106	5,770
Amortization of prior service cost	(1,293)	(1,351)	(2,586)	(2,702)
Recognized actuarial loss	659	395	1,318	790
Net periodic postretirement cost	$4,149	$3,469	$8,298	$6,938

9.                                    Other

In the second quarter of 2005, the Company announced a targeted staff reduction program at The New York Times (“The Times”) and the New England Media Group.  A charge of $10.0 million for staff reduction expenses ($6.1 million after tax or $.04 per diluted share) was recorded in the second quarter of 2005 and included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statement of Income.

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

10.                               Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share data)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Basic earnings per share computation:
Numerator
Net income	$60,815	$75,677	$171,864	$134,112
Denominator
Average number of common shares outstanding	145,524	148,626	145,696	149,275
Basic earnings per share	$.42	$.51	$1.18	$.90
Diluted earnings per share computation:
Numerator
Net income	$60,815	$75,677	$171,864	$134,112
Denominator
Average number of common shares outstanding	145,524	148,626	145,696	149,275
Incremental shares for assumed exercise of securities	479	2,276	681	2,398
Total shares	146,003	150,902	146,377	151,673
Diluted earnings per share	$.42	$.50	$1.17	$.88

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share.  Approximately 27 million stock options with exercise prices ranging from $33.75 to $48.54 were excluded from the computation in the second quarter of 2005, and approximately 25 million stock options with exercise prices ranging from $36.31 to $48.54 million were excluded from the computation in the first six months of 2005.  Approximately 8 million stock options with exercise prices ranging from $46.34 to $48.54 were excluded from the computation in the second quarter of 2004 and approximately 5 million stock options with exercise prices ranging from $46.40 to $48.54 were excluded from the computation in the first six months of 2004.

11.                               Comprehensive Income

Comprehensive income for the Company includes foreign currency translation adjustments, unrealized derivative (losses)/gains on cash-flow hedges, unrealized gains/(losses) on marketable securities and “Net income” reported in the Company’s Condensed Consolidated Statements of Income.

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income	$60,815	$75,677	$171,864	$134,112
Foreign currency translation adjustments	(11,038)	(162)	(9,001)	(2,429)
Unrealized derivative (losses)/gains on cash-flow hedges	(518)	137	(356)	776
Unrealized gains/(losses) on marketable securities	8	—	(118)	—
Income tax benefit/(charge)	121	87	101	(108)
Comprehensive income	$49,388	$75,739	$162,490	$132,351

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $67 million as of June 26, 2005, and December 26, 2004.

12.                               Segment Statements of Income

On March 18, 2005, the Company acquired About, Inc. (see Notes 2 and 4).  The results of About.com have been included in the Company’s Condensed Consolidated Financial Statements beginning March 19, 2005.  About.com is a separate reportable segment of the Company.

On February 1, 2005, the Company acquired North Bay (see Notes 2 and 4).  The results of North Bay have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition date.  North Bay is included in the results of the News Media Group under the Regional Media Group.

If any of the acquisitions discussed above had occurred in the beginning of 2004, they would not have had a material impact on the Company’s consolidated results of operations for the periods ended June 26, 2005, or June 27, 2004.

Beginning in fiscal 2005, the results of the Company’s two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group, are included in the results of the News Media Group under The New York Times Media Group.  WQXR, the Company’s classical music radio station, is working with The New York Times News Services division to expand the distribution of Times-branded news and information on radio, through The Times’s own resources and in collaboration with strategic partners.  WQEW receives revenues under a time brokerage agreement with ABC, Inc., which currently provides substantially all of WQEW’s programming.  All prior periods in 2004 have been reclassified to conform with the 2005 presentation.

The Company’s reportable segments consist of the News Media Group, the Broadcast Media Group and About.com. These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which includes The Times, NYTimes.com, the International Herald Tribune and two radio stations; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, consisting of 15 other newspapers and their related digital operations).

Broadcast Media Group (consisting of eight network-affiliated television stations and their related digital operations).

About.com (an Internet property providing information on various topics of interest).

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

REVENUES
News Media Group	$795,934	$786,262	$1,569,100	$1,556,905
Broadcast Media Group	37,184	37,669	68,501	68,970
About.com	11,951	—	13,051	—
Total	$845,069	$823,931	$1,650,652	$1,625,875

OPERATING PROFIT (LOSS)
News Media Group	$107,236	$134,320	$198,545	$249,234
Broadcast Media Group	9,165	10,984	13,216	15,852
About.com	2,514	—	2,656	—
Corporate	(12,373)	(13,547)	(22,749)	(24,167)
Gain on Sale of Assets	—	—	122,946	—
Total	106,542	131,757	314,614	240,919

Net income/(loss) from joint ventures	3,138	2,734	2,890	(559)
Interest expense, net	11,844	10,353	26,092	20,673
Income from non-compete agreement	1,250	1,250	2,500	2,500
Income before income taxes and minority interest	99,086	125,388	293,912	222,187
Income taxes	38,110	49,538	121,768	87,777
Minority interest in net income of subsidiaries	161	173	280	298

Net income	$60,815	$75,677	$171,864	$134,112

The News Media Group operating profit includes a $10.0 million charge related to staff reduction expenses at The Times and the New England Media Group (see Note 9).

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion on the Company’s reportable segments.

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

Capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(Dollars in millions)	NYT	FC	Total
2001-2004	$154	$130	$284
2005	$115-$130	$110-$120	$225-$250(a)
Beyond 2005	$370-$385	$147-$167	$517-$552
Total	$639-$669	$387-$417	$1,026-$1,086
Less: net of sale proceeds (b)	$106	—	$106
Total, net of sales proceeds	$533-$563(c)	$387-$417	$920-$980

(a)         Approximately $51 million was incurred as of June 26, 2005 (approximately $31 million incurred by NYT and approximately $20 million incurred by FC).

(b)         Represents cash proceeds from the sale of the Company’s existing headquarters (see Note 9), net of income taxes and transaction costs.  This amount is not net of the Company’s future rental payments associated with the leaseback.

(c)          Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

See the Company’s Annual Report on Form 10-K for the year ended December 26, 2004, for additional information regarding the Building.

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition (the “National Edition printers”).  In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of June 26, 2005, and December 26, 2004.

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (the “credit facility guarantee”).  The total amount of the credit facility guarantee was $20 million as of June 26, 2005.  The amount outstanding under the credit facility, which expires in April 2006 and is renewable, was approximately $18 million as of June 26, 2005.  The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms.  The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder the (“property lease guarantee”).  The total amount of the property lease guarantees was approximately $4 million as of June 26, 2005.  One property lease expires in June 2008 and the other property lease expires in May 2009.  The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of a equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the “equipment lease guarantee”).  The total amount of the equipment lease guarantee was approximately $3 million as of June 26, 2005.  The equipment lease expires in March 2011 but is cancelable in March 2006.  The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the “debt guarantee”).  The total amount of the debt guarantee was approximately $6 million as of June 26, 2005.  The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability is included in the Company’s Condensed Consolidated Balance Sheet as of June 26, 2005.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Our Business

The New York Times Company (the “Company”) creates value by executing its strategy, which is to operate leading news, information and advertising media through multiple platforms in the national/global market and in each of the local markets it serves.  In addition, the Company enhances value by controlling costs and implementing process improvement initiatives.  The Company continues to execute its strategy to grow geographically and across platforms.

The Company’s strategy is pursued with a portfolio of properties that serves its customers in print and online as well as in broadcast.  For the first half of 2005, the News Media Group contributed 95% of the Company’s total revenues and the Broadcast Media Group and About.com (see the “2005 Events” section below), accounted for the remaining 5%.  Advertising revenues cause the Company’s quarterly consolidated results to vary by season.  The business model for each of the Company’s segments is summarized below.

The News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune (the “IHT”) and two radio stations (see below); the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, consisting of 15 other newspapers and their related digital properties.  The News Media Group derives the majority of its revenues by offering advertisers a means (print, online and radio) to promote their brands, products and services to the buying public.  For the first half of 2005, approximately 65% of the News Media Group’s revenues were from advertising.  The News Media Group also derives revenues by offering the public a source of timely news and editorial materials, as well as information on products sold by advertisers.  For the first half of 2005, approximately 28% of the News Media Group’s revenues were from circulation.  Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services and direct marketing.  The News Media Group’s main operating expenses are employee-related costs, which include compensation, and raw materials, primarily newsprint.

Beginning in fiscal 2005, the results of the Company’s two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group, are included in the results of the News Media Group under The New York Times Media Group.  WQXR, the Company’s classical music radio station, is working with The New York Times News Services division to expand the distribution of Times-branded news and information on radio, through The Times’s own resources and in collaboration with strategic partners.  WQEW receives revenues under a time brokerage agreement with ABC, Inc., which currently provides substantially all of WQEW’s programming.  All prior periods in 2004 have been reclassified to conform with the 2005 presentation.

Broadcast Media Group (consisting of eight network-affiliated television stations and their related digital operations).  The Broadcast Media Group derives almost all of its revenues (98% for the first half of 2005) from the sale of commercial time to advertisers.  The Broadcast Media Group’s main operating expenses are employee-related costs and programming costs.

About.com (an Internet property providing information on various topics of interest).  About.com derives almost all of its revenues (97% for the first half of 2005) from the sale of advertisements (display and cost-per-click advertising).  Cost-per-click advertising (revenue earned only when a consumer clicks on an advertisement) accounts for slightly less than 50% of About.com’s total advertising revenues.  About.com does not charge a subscription fee for access to its Web site.  About.com’s main operating expenses are content-related costs (creation and hosting costs).

Joint Ventures. The Company’s long-term strategy is also pursued through its equity investments: i) a 50% interest in the Discovery Times Channel, a digital cable television channel, ii) a 49% interest in Metro Boston LLC (see the “2005 Events” section below), iii) a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc., and a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine, and iv) a 16.7% interest in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and 80% of the New England Sports Network, a regional cable sports network.

Highlights

•                  Advertising revenues grew approximately 4% in the second quarter and 2% in the first six months of 2005 over the prior-year periods.  The increases were mainly due to higher advertising rates, growth in Internet revenues and the inclusion of About.com in 2005 (see “2005 Events” section below), partially offset by lower print volume.

•                  Circulation revenues in the second quarter and first half of 2005 decreased slightly compared with the prior-year periods, mainly due to fewer copies sold at the Globe.

•                  Expense growth was approximately 7% in the second quarter and 5% in the first six months of 2005.  The increases were primarily due to staff reduction expenses, increased distribution and outside printing expense, incremental stock-based compensation expense in connection with the adoption of Financial Accounting Standards 123-R (see “2005 Events” section below), the inclusion of About.com in 2005, increased promotion expense and higher newsprint expense.

•                  Net income and diluted earnings per share in the second quarter of 2005 were $60.8 million and $.42 per share compared with $75.7 million and $.50 in the 2004 second quarter.  Net income and diluted earnings per share in the first six months of 2005 were $171.9 million and $1.17 per share compared with $134.1 million and $.88 in the first half of 2004.

Included in net income and diluted earnings per share is the following:

Second quarter and first six months of 2005

•                    A charge of approximately $6 million after tax or $.04 per share related to the Company’s staff reduction program.

First six months of 2005

•                  A gain of approximately $68 million after tax or $.46 per share from the sale of assets.

See the “2005 Events” section below for additional information regarding the Company’s staff reduction program and the sale of assets.

In the first half of 2005, the advertising market continued to be uneven.  Advertising revenues from the Company’s Regional Media Group, which operates in relatively small markets, increased approximately 6% while advertising revenues for the New England Media Group, which is in an area of the country that is lagging in economic growth, declined approximately 3%.  The New York Times Media Group advertising revenues increased approximately 1% driven by higher Internet revenues.  Total News Media Group Internet advertising revenues increased 29%.

The Company continues to make investments to grow circulation revenues, such as its plan to add seven new print sites for The Times by the end of 2006.  These print sites will increase availability of The Times outside the metropolitan New York area.

In the first half of 2005, the Company continued to execute its revenue growth strategy through acquisitions, such as About.com, that extend its existing brands and add new capabilities.  In addition, the Company continues to invest in new and existing products as well as remain disciplined in managing expenses.

2005 Events

Staff Reduction Program

In the second quarter of 2005, the Company announced a targeted staff reduction program at The Times and the New England Media Group, resulting in a charge of $10.0 million ($6.1 million after tax or $.04 per diluted share).  The Company is estimating an additional charge of approximately $6 million ($4 million after tax or $.03 per diluted share) in the third quarter of 2005 associated with the completion of this staff reduction program.

Acquisitions/Investment

On March 18, 2005, the Company acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider.  The purchase price was approximately $410 million and was funded through a combination of short-term and long-term debt.  The results of About.com have been included in the Company’s Condensed Consolidated Financial Statements beginning March 19, 2005.  The acquisition provides the Company with strategic benefits, including diversifying the Company’s advertising base and extending its reach among Internet users.  About.com is a separate reportable segment of the Company.

On February 1, 2005, the Company acquired the North Bay Business Journal (“North Bay”), a weekly publication targeting business leaders in California’s Sonoma, Napa and Marin counties, for approximately $3 million.  The results of North Bay have been included in the Company’s Condensed Consolidated Financial Statements since the acquisition date.  North Bay is included in the results of the News Media Group under the Regional Media Group.

See Notes 2, 4 and 12 of the Notes to the Company’s Condensed Consolidated Financial Statements for

additional information regarding these acquisitions.

On March 10, 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper catering to young professionals in the Greater Boston area.  The investment in Metro Boston is being accounted for under the equity method, and therefore the investment and results of operations are included in “Investments in joint ventures” and “Net income/(loss) from joint ventures” in the Company’s Condensed Consolidated Balance Sheet and Statement of Income.

If any of the acquisitions or investment discussed above had occurred in the beginning of 2004, they would not have had a material impact on the Company’s consolidated results of operations for the periods ended June 26, 2005, or June 27, 2004.

Sale of Assets

In the first quarter of 2005, the Company recognized a $122.9 million gain from the sale of assets.  The Company completed the sale of its current headquarters in New York City for $175.0 million and entered into a lease for the building with the purchaser/lessor through 2007, when it expects to occupy its new headquarters (see Note 13 of the Notes to the Company’s Condensed Consolidated Financial Statements).  This transaction has been accounted for as a sale-leaseback in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The sale resulted in a total pre-tax gain of $143.9 million, of which $114.5 million ($62.8 million after tax or $.43 per diluted share) was recognized in the first quarter of 2005.  The remainder of the gain is being deferred and amortized over the lease term in accordance with GAAP. The lease requires the payment of rent over the lease term by the Company to the purchaser/lessor and will result in rent expense that will be offset by the amount of the gain being deferred and amortized.  In addition, the Company sold property in Sarasota, Fla., which resulted in a pre-tax gain in the first quarter of 2005 of approximately $8.4 million ($5.0 million after tax or $.03 per diluted share).

Adoption of FAS 123-R

In December 2004 the Financial Accounting Standards Board issued Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123-R”).  FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation (“FAS 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”).  FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options or shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”).  FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On December 27, 2004 (the first day of its 2005 fiscal year), the Company adopted FAS 123-R.  While FAS 123-R is not effective until the first annual reporting period that begins after June 15, 2005, the Company elected to adopt it before the required effective date.  The Company adopted FAS 123-R using a modified prospective application, as permitted under FAS 123-R.  Accordingly, prior period amounts have not been restated.  Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Before the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense related to restricted stock and other long-term awards (“LTIP awards”), which amounted to $1.5 million and $2.8 million in the second quarter and first six months of 2004.  Under the provisions of APB 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESPP.  In accordance with the adoption of FAS 123-R, the Company records stock-based compensation expense for the cost of stock options, restricted stock, shares issued under the ESPP and LTIP awards.  Stock-based compensation expense in the second quarter and first six months of 2005 was $6.6 million ($4.5 million after tax or $.03 per diluted share) and $13.2 million ($9.4 million after tax or $.06 per diluted share).

See Note 3 of the Notes to the Company’s Condensed Consolidated Financial Statements for additional information regarding the adoption of FAS 123-R.

Trends and Uncertainties

The Company’s Annual Report on Form 10-K for the year ended December 26, 2004, details the Company’s trends and uncertainties.  As of June 26, 2005, there have been no material changes in the Company’s trends and uncertainties from December 26, 2004.

2005 Guidance

A summary of guidance on key financial measures for 2005, on a GAAP basis, is shown below.

Item	2005 Guidance
Total Company Advertising Revenues	Growth rate expected to be in the low to mid-single digits
News Media Group Circulation Revenues	Expected to be on a par with 2004
Newsprint cost per ton	Growth rate expected to be 10-12%
Stock-based Compensation Expense recorded on the Income Statement	$36 to $40 million
Depreciation & Amortization	$146 to $150 million
Total Company Expenses	Growth rate expected to be in the mid-single digits (a)
Capital Expenditures	$215 to $245 million (b)
Results From Joint Ventures	Income of $5 to $8 million
Interest Expense	$51 to $55 million
Dilution Attributable to About.com	$.04 or less per share
Tax Rate	40.4% (c)

(a)         Includes stock-based compensation expense of $36 to $40 million (or $.17 to $.19 per diluted share), and the charge in the second quarter and the estimated charge in the third quarter for the targeted staff reduction program.

(b)         In 2005 the Company’s capital expenditures related to the new headquarters are expected to be $115 to $130 million.

(c)          This tax rate includes the tax effect related to the pre-tax gain of $114.5 million ($62.8 million after tax or $.43 per diluted share) in connection with the sale of the Company’s current headquarters in the first quarter of 2005.  Excluding the tax effect, the tax rate for 2005 is expected to be 39.0%.

RESULTS OF OPERATIONS

Overview

The following table presents the Company’s consolidated financial results for the second quarter and first half of 2005 and 2004.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change

REVENUES
Advertising	$572,363	$551,511	3.8	$1,106,142	$1,080,538	2.4
Circulation	218,482	220,156	(0.8)	438,099	440,399	(0.5)
Other	54,224	52,264	3.8	106,411	104,938	1.4
Total	845,069	823,931	2.6	1,650,652	1,625,875	1.5

COSTS AND EXPENSES
Production costs
Raw materials	78,353	71,594	9.4	153,182	142,107	7.8
Wages and benefits	172,005	170,972	0.6	348,913	345,622	1.0
Other	128,518	122,893	4.6	253,712	245,209	3.5
Total	378,876	365,459	3.7	755,807	732,938	3.1
Selling, general and administrative expenses	359,651	326,715	10.1	703,177	652,018	7.8
Total	738,527	692,174	6.7	1,458,984	1,384,956	5.3
Gain on sale of assets	—	—	N/A	122,946	—	N/A
OPERATING PROFIT	106,542	131,757	(19.1)	314,614	240,919	30.6
Net income/(loss) from joint ventures	3,138	2,734	14.8	2,890	(559)	*
Interest expense, net	11,844	10,353	14.4	26,092	20,673	26.2
Other income	1,250	1,250	0.0	2,500	2,500	0.0

Income before income taxes and minority interest	99,086	125,388	(21.0)	293,912	222,187	32.3
Income taxes	38,110	49,538	(23.1)	121,768	87,777	38.7
Minority interest in net income of subsidiaries	161	173	(6.9)	280	298	(6.0)
NET INCOME	$60,815	$75,677	(19.6)	$171,864	$134,112	28.1

*                 Represents an increase in excess of 100%.

Revenues

Revenues, for the second quarter and first half of 2005 and 2004, by reportable segment and for the Company as a whole, were as follows:

	Three Months Ended			Six Months Ended
	June 26,	June 27,		June 26,	June 27,
(Dollars in thousands)	2005	2004	% Change	2005	2004	% Change
Revenues:
News Media Group	$795,934	$786,262	1.2	$1,569,100	$1,556,905	0.8
Broadcast Media Group	37,184	37,669	(1.3)	68,501	68,970	(0.7)
About.com	11,951	—	N/A	13,051	—	N/A
Total	$845,069	$823,931	2.6	$1,650,652	$1,625,875	1.5

News Media Group: Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change
The New York Times Media Group
Advertising	$311,762	$305,401	2.1	$613,228	$604,519	1.4
Circulation	153,382	153,158	0.1	307,098	305,501	0.5
Other	37,581	37,530	0.1	75,659	76,067	(0.5)
Total	$502,725	$496,089	1.3	$995,985	$986,087	1.0
New England Media Group
Advertising	$121,179	$122,217	(0.8)	$230,586	$236,427	(2.5)
Circulation	43,407	45,646	(4.9)	86,146	90,382	(4.7)
Other	10,001	9,473	5.6	18,032	18,113	(0.4)
Total	$174,587	$177,336	(1.6)	$334,764	$344,922	(2.9)
Regional Media Group
Advertising	$91,519	$86,916	5.3	$182,773	$172,041	6.2
Circulation	21,693	21,352	1.6	44,855	44,516	0.8
Other	5,410	4,569	18.4	10,723	9,339	14.8
Total	$118,622	$112,837	5.1	$238,351	$225,896	5.5
Total News Media Group
Advertising	$524,460	$514,534	1.9	$1,026,587	$1,012,987	1.3
Circulation	218,482	220,156	(0.8)	438,099	440,399	(0.5)
Other	52,992	51,572	2.8	104,414	103,519	0.9
Total	$795,934	$786,262	1.2	$1,569,100	$1,556,905	0.8

Advertising Revenues

Advertising revenues increased in the second quarter and first six months of 2005 compared with the second quarter and first six months of 2004, primarily due to higher advertising rates and growth in Internet revenues, partially offset by lower print volume.

Advertising revenues at The New York Times Media Group were higher in the second quarter and first six months of 2005 compared with the prior year periods, mainly due to increases in retail and classified advertising revenues.

The New England Media Group advertising revenues were lower in the second quarter and first six months of 2005 compared with the prior year periods, primarily due to a decrease in national advertising revenues.

Advertising revenues at the Regional Media Group were higher in the second quarter and first six months of 2005 compared with the prior year periods mainly due to increases in retail and classified advertising revenues.

The News Media Group’s Internet advertising revenues, which are included in the table above, increased approximately 27% and 29% in the second quarter and first six months of 2005 compared with the same periods last year due to growth in all advertising categories.

Print advertising volume, for the second quarter and first half of 2005 and 2004, for the News Media Group was as follows:

	Three Months Ended			Six Months Ended
(Inches in thousands, preprints in thousands of copies)	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change

Total Newspaper Group
National (a)	594.0	617.1	(3.7)	1,183.1	1,241.0	(4.7)
Retail	1,604.6	1,596.8	0.5	3,173.3	3,139.3	1.1
Classified	2,518.9	2,586.2	(2.6)	4,869.9	4,969.3	(2.0)
Part Run/Zoned	583.8	590.6	(1.2)	1,065.9	1,114.2	(4.3)
Total	5,301.3	5,390.7	(1.7)	10,292.2	10,463.8	(1.6)
Preprints	727,570	685,629	6.1	1,416,734	1,340,111	5.7

(a)    Includes all advertising volume from the IHT.

Circulation Revenues

Circulation revenues in the second quarter and first half of 2005 decreased slightly compared with the prior-year periods. Circulation revenues increased at The Times and the Regional Media Group but were more than offset by lower circulation revenues at the Globe due to fewer copies sold.

Broadcast Media Group: Broadcast Media Group revenues decreased to $37.2 million and $68.5 million in the second quarter and first six months of 2005 compared with $37.7 million and $69.0 million in the second quarter and first half of 2004.  The decreases were due to lower political advertising in 2005 ($0.8 million and $0.9 million in the second quarter and first half of 2005 compared with $3.4 million and $5.7 million in the prior year periods) compared with the prior year, partially offset by increases in other categories.

Costs and Expenses

Costs and expenses for the second quarter and first half of 2005 and 2004 were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change
Production costs:
Raw materials	$78,353	$71,594	9.4	$153,182	$142,107	7.8
Wages and benefits	172,005	170,972	0.6	348,913	345,622	1.0
Other	128,518	122,893	4.6	253,712	245,209	3.5
Total production costs	378,876	365,459	3.7	755,807	732,938	3.1
Selling, general and administrative expenses	359,651	326,715	10.1	703,177	652,018	7.8
Total	$738,527	$692,174	6.7	$1,458,984	$1,384,956	5.3

The increases in total production costs were mainly due to higher newsprint expense and outside printing costs.

Newsprint expense rose 7.7% in the second quarter of 2005 compared with the 2004 second quarter, with 8.5% resulting from higher prices, partially offset by a 0.8% decrease from lower consumption.  For the first six months of 2005, newsprint expenses increased 7.1% compared with the first six months of 2004, with 9.2% resulting from higher prices, partially offset by a 2.1% decrease from lower consumption.

The increases in selling, general and administrative (“SG&A”) expenses were mainly because of staff reduction expenses, incremental stock-based compensation expense and higher distribution and promotion expenses.

Total production costs and SG&A expenses were also unfavorably affected by the inclusion of About.com in 2005.

The following table sets forth consolidated costs and expenses for the second quarter and first half of 2005 and 2004, by reportable segment, Corporate and the Company as a whole.  The reasons underlying the period-to-period changes in each segment’s cost and expenses are discussed below under “Operating Profit”.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change
Costs and expenses:
News Media Group	$688,698	$651,942	5.6	$1,370,555	$1,307,671	4.8
Broadcast Media Group	28,019	26,685	5.0	55,285	53,118	4.1
About.com	9,437	—	N/A	10,395	—	N/A
Corporate	12,373	13,547	(8.7)	22,749	24,167	(5.9)
Total	$738,527	$692,174	6.7	$1,458,984	$1,384,956	5.3

Operating Profit

Consolidated operating profit, in the second quarter and first half of 2005 and 2004, by reportable segment, Corporate and for the Company as a whole, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change
Operating Profit (Loss):
News Media Group	$107,236	$134,320	(20.2)	$198,545	$249,234	(20.3)
Broadcast Media Group	9,165	10,984	(16.6)	13,216	15,852	(16.6)
About.com	2,514	—	N/A	2,656	—	N/A
Corporate	(12,373)	(13,547)	(8.7)	(22,749)	(24,167)	(5.9)
Gain on Sale of Assets	—	—	N/A	122,946	—	N/A
Operating Profit	$106,542	$131,757	(19.1)	$314,614	$240,919	30.6

The decreases at the News Media Group were primarily due to higher expenses related to the Company’s staff reduction program, increased distribution and outside printing expense, incremental stock-based compensation expense and higher newsprint expense.

The decreases at the Broadcast Media Group’s were primarily because of higher wages and other benefit costs (including stock-based compensation) and lower political advertising revenues.

Non-operating Items

Joint Ventures

Net income from joint ventures was $3.1 million in the second quarter of 2005 compared with $2.7 million in the second quarter of 2004.  The Company recorded income from joint ventures of $2.9 million in the first six months of 2005 compared with a loss of $0.6 million in the first six months of 2004.  The improvement in 2005 compared with 2004 was primarily due to more favorable results at the Discovery Times Channel.  Results for Metro Boston are included in “Net income/(loss) from joint ventures” in the Company’s Condensed Consolidated Statement of Income.

Interest Expense, Net

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Interest expense	$15,194	$12,281	$28,008	$24,438
Loss from extinguishment of debt	—	—	4,767	—
Interest income	(896)	(253)	(1,740)	(597)
Capitalized interest	(2,454)	(1,675)	(4,943)	(3,168)

Interest expense, net	$11,844	$10,353	$26,092	$20,673

Interest expense-net increased in the second quarter of 2005 primarily due to higher levels of debt outstanding, partially offset by higher capitalized interest related to the construction of the Company’s new headquarters.  Interest expense-net increased in the first six months of 2005 primarily due to a loss related to the Company’s redemption of its $71.9 million debentures before the maturity date (see “Third-Party Financing” section below for additional information) and higher levels of debt outstanding, partially offset by higher capitalized interest related to the construction of the Company’s new headquarters.

Depreciation and Amortization

Consolidated depreciation and amortization, for the second quarter and first half of 2005 and 2004, by reportable segment, Corporate and for the Company as a whole, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	% Change	June 26, 2005	June 27, 2004	% Change
Depreciation and amortization:
News Media Group	$29,359	$31,685	(7.3)	$59,024	$63,243	(6.7)
Broadcast Media Group	2,056	2,282	(9.9)	4,042	4,566	(11.5)
About.com	2,907	—	N/A	3,127	—	N/A
Corporate(a)	1,726	2,141	(19.4)	3,456	4,369	(20.9)
Depreciation and amortization	$36,048	$36,108	(0.2)	$69,649	$72,178	(3.5)

(a)         Beginning in fiscal 2005, restricted stock is being recorded as stock-based compensation expense. For comparability, restricted stock in the prior year (recorded at Corporate), which had been reported as amortization expense, has been reclassified to conform with the 2005 presentation.  Restricted stock expense in the second quarter and first six months of 2004 was $1.0 and $1.8 million.

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

The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in the open market or through private transactions, and these repurchases may be suspended from time to time or discontinued.  The Company generally repurchases Class A Common Stock at least equal to the number of shares issued from for equity awards.  During the first half of 2005, the Company repurchased 1.0 million shares of Class A Common Stock at a cost of approximately $35 million.  Stock option exercises have been lower than anticipated in 2005; therefore stock repurchases have been greater than issuances of 0.3 million shares.  From June 27, 2005 through July 29, 2005, the Company repurchased 0.1 million shares at a cost of approximately $3 million.  In the second half of 2005, the Company also expects to repurchase a greater number of shares than it issues, subject to market or other conditions.  In 2004, the Company repurchased 6.8 million shares of Class A Common Stock at a cost of approximately $293 million.

The Company expects dividends to increase to approximately $95 million in 2005 from approximately $90 million in 2004 as the Company’s Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company’s Class A and Class B Common Stock to $.165 per share from $.155 per share effective with the June 2005 dividend.

The Company did not make any contributions to its pension plans in the first half of 2005 and will determine the level of contributions to be made, if any, during the fourth quarter of 2005.

New Building

The Company is in the process of developing its new headquarters building in New York City (the “Building”), which it expects to occupy in 2007.  In December 2001, a wholly-owned subsidiary of the Company (“NYT”), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, “FC”) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.

Capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(Dollars in millions)	NYT	FC	Total
2001-2004	$154	$130	$284
2005	$115-$130	$110-$120	$225-$250(a)
Beyond 2005	$370-$385	$147-$167	$517-$552
Total	$639-$669	$387-$417	$1,026-$1,086
Less: net of sale proceeds (b)	$106	—	$106
Total, net of sales proceeds	$533-$563(c)	$387-$417	$920-$980

(a)         Approximately $51 million was incurred as of June 26, 2005 (approximately $31 million incurred by NYT and approximately $20 million incurred by FC).

(b)         Represents cash proceeds from the sale of the Company’s existing headquarters (see the “2005 Events” section above), net of income taxes and transaction costs.  This amount is not net of the Company’s future rental payments associated with the leaseback.

(c)          Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

See the Company’s Annual Report on Form 10-K for the year ended December 26, 2004, for additional information regarding the Building.

Capital Resources

Sources and Uses of Cash

Cash flows for the first six months of 2005 and 2004 were as follows:

	For the Six Months Ended
(Dollars in thousands)	June 26, 2005	June 27, 2004	% Change
Operating Activities	$151,122	$292,226	(48.3)
Investing Activities	$(342,912)	$(75,953)		*
Financing Activities	$181,566	$(210,441)		*

*      Represents an increase or decrease in excess of 100%.

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

In the first six months of 2005, the Company had lower earnings from ongoing operations and higher net working capital requirements compared with the first six months of 2004, resulting in a decrease in net cash provided by operating activities.

Investing Activities

Investment cash inflows generally include proceeds from the sale of assets or a business.  Investment cash outflows generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash used in investing activities in the first six months of 2005 increased compared with the first six months of 2004 primarily due to the acquisitions and investment made in the first six months of 2005 partially offset by proceeds from the sale of assets.

Financing Activities

Financing cash inflows generally include borrowings under the Company’s commercial paper program, the issuance of long-term debt, and funds from stock option exercises and from the sale of stock to employees under the Company’s ESPP.  Financing cash outflows generally include the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of the Company’s Class A Common Stock.

The Company had net cash provided by financing activities in the first six months of 2005 compared with net cash used in financing activities in the first six months of 2004.  In the first six months of 2005, the majority of net cash provided by financing activities was from the issuance of notes (approximately $498 million), partially offset by the repayment of notes and debentures (approximately $323 million).  In the first six months of 2004, net cash used in financing activities was primarily from the repayment of commercial paper (approximately $84 million) and share repurchases (approximately $106 million).

See the Company’s Condensed Consolidated Statements of Cash Flows for additional information on the Company’s sources and uses of cash.

Third-Party Financing

The Company has the following financing sources available to supplement cash flows from operations:

•      A commercial paper facility,

•                  Revolving credit agreements, and

•                  Medium-term notes.

The Company’s total debt, including commercial paper and capital lease obligations, was $1.3 billion as of June 26, 2005, compared with $1.1 billion as of December 26, 2004.

The Company’s 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, matured on March 15, 2005.  The Company’s repayment of these notes resulted in a decrease in “Current portion of long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheet as of June 26, 2005.

On March 15, 2005, the Company also redeemed all of its $71.9 million outstanding 8.25% debentures, callable on March 15, 2005, and maturing on March 15, 2025, at a redemption price of 103.76% of the principal amount.  The redemption premium and unamortized issuance costs resulted in a loss from the extinguishment of debt of $4.8 million and is included in “Interest expense-net” in the Company’s Condensed Consolidated Statement of Income.

On March 17, 2005, the Company issued 5-year notes aggregating $250.0 million maturing March 15, 2010, at an annual rate of 4.5%, and 10-year notes aggregating $250.0 million maturing March 15, 2015, at an annual rate of 5.0%.  Interest is payable semi-annually on March 15 and September 15 on both series of notes.

Commercial Paper

The Company’s $600.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.  The Company had $414.9 million in commercial paper outstanding as of June 26, 2005, with an annual weighted average interest rate of 3.2% and an average of 55 days to maturity from original issuance.

Revolving Credit Agreements

The primary purpose of the Company’s revolving credit agreements is to support the Company’s commercial paper program. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $670.0 million available under the two revolving credit agreements ($400 million five-year revolving credit agreement maturing in May 2009, and $270 million multi-year credit agreement maturing in June 2006), the Company has issued letters of credit of approximately $32 million. The remaining balance of approximately $638 million supports the Company’s commercial paper program discussed above.  There were no borrowings outstanding under the revolving credit agreements as of June 26, 2005, or December 26, 2004.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders’ equity. As of June 26, 2005, the amount of stockholders’ equity in excess of the required levels was approximately $453 million.

Medium-Term Notes

The Company’s liquidity requirements may also be funded through the public offer and sale of notes under the Company’s $300.0 million medium-term note program.  An additional $225.0 million of medium-term notes may be issued from time to time pursuant to the Company’s currently effective shelf registration statement.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

The Company’s contractual obligations and off-balance sheet arrangements are detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.  As of June 26, 2005, the Company’s contractual obligations and off-balance sheet arrangements have not materially changed from December 26, 2004.

CRITICAL ACCOUNTING POLICIES

The Company’s critical accounting policies are detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.  As of June 26, 2005, the Company’s critical accounting policies have not changed from December 26, 2004, except for the Company’s accounting for stock-based compensation in connection with the adoption of FAS 123-R.

Under FAS 123-R, the Company uses the Black-Scholes option valuation model to determine the fair value of its stock options and ESPP rights.  The Black-Scholes model includes various assumptions, including the expected volatility for stock options and ESPP rights and the expected life of stock options.  These assumptions reflect the Company’s best estimates, but they involve inherent uncertainties based on market conditions generally outside of the control of the Company.  As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under FAS 123-R could have been materially impacted.  Furthermore, if the Company uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Company’s adoption of FAS 123-R.

FACTORS THAT COULD AFFECT OPERATING RESULTS

Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements.  These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by the Company’s various markets and material increases in newsprint prices.  They also include other risks detailed from time to time in the Company’s publicly filed documents, including the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.  The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 26, 2004, details the Company’s disclosures about market risk.  As of June 26, 2005, there have been no material changes in the Company’s market risk from December 26, 2004.

Item 4.         Controls and Procedures

Janet L. Robinson, the Company’s Chief Executive Officer, and Leonard P. Forman, the Company’s Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 26, 2005.  Based on such evaluation, Ms. Robinson and Mr. Forman concluded that the Company’s disclosure controls and procedures were effective to ensure that the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased		(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
March 28, 2005 – May 1, 2005	139,478	(2)	$35.77	138,800	$175,215,000
May 2, 2005 – May 29, 2005	20,000		$31.62	20,000	$174,583,000
May 30, 2005 – June 26, 2005	250,000		$31.05	250,000	$166,820,000
Total for the second quarter of 2005	409,478	(2)	$32.69	408,800	$166,820,000

(1)         Except as otherwise noted, all purchases were made pursuant to the Company’s publicly announced share repurchase program. As of July 29, 2005, the Company had authorization from its Board to repurchase an amount of up to $163.4 million of its Class A Common Stock.  The Board has authorized the Company to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

(2)         Includes 678 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company’s 1991 Executive Stock Incentive Plan.  The shares were repurchased by the Company pursuant to the terms of the plan and not pursuant to the Company’s publicly announced share repurchase program.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

(a)  The Company’s annual meeting of stockholders was held on April 26, 2005.

(b)  Not applicable.

(c)  The following matters were voted on at the annual meeting:

1.  The stockholders (with Class A and Class B stockholders voting separately) elected all of management’s nominees for election as Class A directors and Class B directors. The results of the vote taken were as follows:

	For:	Withheld:

Class A Directors:

Raul E. Cesan	121,441,601	1,266,367
William E. Kennard	121,432,504	1,275,464
Ellen R. Marram	121,448,807	1,259,161
Thomas Middelhoff	121,320,648	1,387,320
Doreen A. Toben	121,450,625	1,257,343

Class B Directors:

John F. Akers	818,730	600
Brenda C. Barnes	819,330	0
Lynn G. Dolnick	819,330	0
Michael Golden	819,330	0
David E. Liddle	819,330	0
Janet L. Robinson	819,330	0
Henry B. Schacht	818,730	600
Arthur Sulzberger, Jr.	819,330	0
Cathy J. Sulzberger	819,330	0

2.  The stockholders (with Class A and Class B stockholders voting together) reapproved the material terms of the performance goals for annual and long-term performance awards contained in the Company’s 1991 Executive Cash Bonus Plan and 1991 Executive Stock Incentive Plan.  The results of the vote taken were as follows:

For:	120,128,429
Against:	2,344,553
Abstain:	1,054,316	*

3.  The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, an independent registered public accounting firm, as auditors of the Company for the year ending December 25, 2005. The results of the vote taken were as follows:

For:	122,033,194
Against:	658,998
Abstain:	835,106	**

*                 An abstention had no effect on this proposal.

**        An abstention had the same effect as a vote against this proposal.

(d)  Not applicable.

Item 6.  Exhibits

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date: August 4, 2005	/s/ Leonard P. Forman
Leonard P. Forman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended June 26, 2005

Exhibit No.

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification

31.2	Rule 13a – 14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002