Form 10-Q
period 2005-09-25
NEW YORK TIMES CO
filed 2005-11-04
CIK 71691

FORM 10-Q

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 25, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒  No   ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐    No   ☒.

Number of shares of each class of the registrant’s common stock outstanding as of October 28, 2005 (exclusive of treasury shares):

Class A Common Stock	144,248,866 shares
Class B Common Stock	840,292 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollares and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
	(13 Weeks)		(39 Weeks)

Revenues
Advertising	$518,224	$498,205	$1,624,366	$1,578,743
Circulation	217,872	220,539	655,971	660,938
Other	54,987	55,086	161,398	160,024
Total	791,083	773,830	2,441,735	2,399,705

Production costs
Raw materials	75,718	73,328	228,900	215,435
Wages and benefits	174,145	165,127	523,058	510,749
Other	132,969	126,114	386,681	371,323
Total	382,832	364,569	1,138,639	1,097,507

Selling, general and administrative expenses	363,172	324,970	1,066,349	976,988

Total	746,004	689,539	2,204,988	2,074,495

Gain on sale of assets	—	—	122,946	—

Operating profit	45,079	84,291	359,693	325,210

Net income from joint ventures	5,000	1,691	7,890	1,132

Interest expense, net	11,677	10,080	37,769	30,753

Other income	1,250	4,073	3,750	6,573

Income before income taxes and minority interest	39,652	79,975	333,564	302,162

Income taxes	16,738	31,620	138,506	119,397

Minority interest in net loss/(income) of subsidiaries	167	(83)	(113)	(381)

Net income	$23,081	$48,272	$194,945	$182,384

Average number of common shares outstanding
Basic	145,214	146,469	145,535	148,340
Diluted	145,602	147,964	146,077	150,405

Basic earnings per share	$.16	$.33	$1.34	$1.23

Diluted earnings per share	$.16	$.33	$1.33	$1.21

Dividends per share	$.165	$.155	$.485	$.455

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 25, 2005	December 26, 2004
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$37,188	$42,389

Accounts receivable-net	372,449	389,300

Inventories
Newsprint and magazine paper	33,602	29,848
Work-in-process and other	3,811	2,806
Total inventories	37,413	32,654

Deferred income taxes	56,639	56,639

Other current assets	68,529	92,911

Total current assets	572,218	613,893

Other Assets

Investments in joint ventures	240,700	218,909

Property, plant and equipment (less accumulated depreciation and amortization of $1,341,707 in 2005 and $1,379,733 in 2004)	1,406,447	1,367,384

Intangible assets acquired
Goodwill	1,440,403	1,103,862

Other intangible assets acquired (less accumulated amortization of $161,473 in 2005 and $143,683 in 2004)	403,871	360,727

Miscellaneous assets	315,173	285,082

TOTAL ASSETS	$4,378,812	$3,949,857

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 25, 2005	December 26, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$431,025	$335,350
Accounts payable	212,578	190,134
Accrued payroll and other related liabilities	101,086	117,121
Accrued expenses	143,808	147,548
Unexpired subscriptions	78,665	77,573
Current portion of long-term debt and capital lease obligations	1,607	252,023

Total current liabilities	968,769	1,119,749

Other Liabilities

Long-term debt	821,773	393,601
Capital lease obligations	76,678	77,873
Deferred income taxes	111,689	132,108
Other	728,461	691,364

Total other liabilities	1,738,601	1,294,946

Minority Interest	171,395	134,620

Stockholders’ Equity

Common stock of $.10 par value:
Class A — authorized 300,000,000 shares; issued: 2005 — 150,468,568; 2004 — 150,084,658 (including treasury shares: 2005—6,170,029; 2004 — 4,819,661)	15,047	15,009
Class B — convertible — authorized and issued shares; 2005 — 840,292; 2004 — 840,316	84	84
Additional paid-in capital	28,807	—
Retained earnings	1,784,918	1,684,854
Common stock held in treasury, at cost	(251,107)	(204,407)
Deferred compensation	—	(24,309)
Accumulated other comprehensive loss, net of income taxes	(77,702)	(70,689)

Total stockholders’ equity	1,500,047	1,400,542

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,378,812	$3,949,857

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 25, 2005	September 26, 2004
	(39 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$226,991	$368,360

INVESTING ACTIVITIES
Capital expenditures	(145,803)	(123,586)
Acquisitions	(413,953)	—
Investments	(19,057)	—
Net proceeds from sale of assets	183,173	—
Other investing payments	(765)	(3,695)

Net cash used in investing activities	(396,405)	(127,281)

FINANCING ACTIVITIES
Commercial paper borrowings-net	95,675	34,670
Long-term obligations:
Increases	497,543	—
Reductions	(323,079)	(1,443)
Capital shares:
Issuances	7,425	32,996
Repurchases	(46,682)	(238,292)
Excess tax benefits from share-based payment arrangements	3,395	—
Dividends paid to stockholders	(70,572)	(67,496)
Other financing proceeds/(payments)-net	1,245	(10,065)

Net cash provided by/(used in) financing activities	164,950	(249,630)

Decrease in cash and cash equivalents	(4,464)	(8,551)

Effect of exchange rate changes on cash and cash equivalents	(737)	(52)

Cash and cash equivalents at the beginning of the year	42,389	39,447
Cash and cash equivalents at the end of the quarter	$37,188	$30,844

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

Other

The Company’s and its development partner’s interests in the Company’s new headquarters are approximately 58% and 42% (see Note 13).  Due to the Company’s majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company.  Capital expenditures attributable to the Company’s development partner’s interest in the Company’s new headquarters were approximately $32 million for the first nine months of 2005 and approximately $25 million for the first nine months of 2004.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             General

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 25, 2005, and December 26, 2004, and the results of operations and cash flows of the Company for the periods ended September 25, 2005, and September 26, 2004.  All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company’s Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations. Certain reclassifications have been made to the prior periods to conform with classifications used as of and for the periods ended September 25, 2005.  The fiscal periods included herein comprise 13 weeks for the three-month periods and 39 weeks for the nine-month periods.

As of September 25, 2005, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2004, have not changed from December 26, 2004, except for the adoption of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123-R”).  See Note 3 for additional information regarding the Company’s adoption of FAS 123-R.

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

Based on third-party valuations of About.com and North Bay, the Company has allocated the excess of the purchase prices over the carrying value of the net assets acquired as follows: About.com- $343.7 million to goodwill and $62.2 million to other intangible assets (primarily content, customer lists and a contract); North

Bay- $2.1 million to goodwill and $0.9 million to other intangible assets (primarily customer lists).  See Note 4 for additional information related to goodwill and other intangible assets.

On March 10, 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper catering to young professionals in the Greater Boston area.  The investment in Metro Boston is being accounted for under the equity method, and therefore the investment and results of operations are included in “Investments in joint ventures” and “Net income from joint ventures” in the Company’s Condensed Consolidated Balance Sheet and Statement of Income.

If any of the acquisitions or investment discussed above had occurred in the beginning of 2004, they would not have had a material impact on the Company’s consolidated results of operations for the periods ended September 25, 2005, or September 26, 2004.

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

Before the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based awards.  Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock and long-term incentive plan awards (“LTIP awards”), which amounted to $0.5 million and $3.2 million in the third quarter and first nine months of 2004.  Under APB 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESPP.  In accordance with the adoption of FAS 123-R, the Company recorded stock-based compensation expense for the cost of stock options, restricted stock, shares issued under the ESPP and LTIP awards (together, “Employee Stock-Based Awards”).

Stock-based compensation expense in the third quarter and for the first nine months of 2005 was $2.4 million ($1.9 million after tax or $.01 per basic and diluted share) and $15.6 million ($11.2 million after tax or $.08 per basic and diluted share).

FAS 123-R requires that stock-based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the “substantive vesting period”).  The Company’s 1991 Executive Stock Incentive Plan (“1991 Executive Stock Plan”) and 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”) provide that awards generally vest upon the retirement of an employee/Director.  In periods before the Company’s adoption of FAS 123-R (pro forma disclosure only), the Company recorded stock-based compensation expense for awards to retirement-eligible employees over the awards’ stated vesting period (the “nominal vesting period”).  With the adoption of FAS 123-R, the Company will continue to follow the nominal vesting period approach for the unvested portion of awards granted before the adoption of FAS 123-R and follow the substantive vesting period approach for awards granted after the adoption of FAS 123-R.

The following table details the effect on net income and earnings per share had stock-based compensation expense for the Employee Stock-Based Awards been recorded in the third quarter and first nine months of 2004 based on the fair-value method under FAS 123.  The reported and pro forma net income and earnings per share for the third quarter and first nine months of 2005 in the table below are the same since stock-based compensation expense is calculated under the provisions of FAS 123-R.  These amounts for the third quarter and first nine months of 2005 are included in the table below only to provide the detail for a comparative presentation to the third quarter and first nine months of 2004.

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Reported net income	$23,081	$48,272	$194,945	$182,384
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	1,888	285	11,196	1,958
Deduct: Total stock-based compensation expense determined under fair- value method for all awards, net of related tax effects	(1,888)	(4,893)	(11,196)	(59,757)
Pro forma net income	$23,081	$43,664	$194,945	$124,585
Earnings per share:
Basic — reported	$0.16	$0.33	$1.34	$1.23
Basic — pro forma	$0.16	$0.30	$1.34	$0.84

Diluted — reported	$0.16	$0.33	$1.33	$1.21
Diluted — pro forma	$0.16	$0 30	$1.33	$0.83

In June 2004 the Company accelerated the vesting of certain employee stock options where the exercise price of the stock options was above the Company’s stock price. The acceleration of vesting resulted in additional stock-based compensation expense of approximately $27 million (net of income taxes) that would have otherwise been reflected in the table above in periods after September 26, 2004.  The decrease in stock-based compensation expense for the first nine months of 2005 compared with the first nine months of 2004 in the table above are primarily due to expense included in 2004 for the accelerated vesting of stock options.

In the third quarter of 2005, the incremental stock-based compensation expense due to the adoption of FAS 123-R caused income before income taxes and minority interest to decrease by $4.2 million, net income to decrease by $3.0 million and basic and diluted earnings per share to decrease by $.02 per share.  In the first nine months of 2005, the incremental stock-based compensation expense due to the adoption of FAS 123-R caused income before income taxes and minority interest to decrease by $13.2 million, net income to decrease by $9.8 million and basic and diluted earnings per share to decrease by $.07 per share.  In addition, in connection with the adoption of FAS 123-R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first nine months of 2005 by $3.4 million related to excess tax benefits from stock-based awards.

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

Included in the Company’s stock-based compensation expense in 2005 is a portion of the cost related to 2004 and 2001 stock option grants and a portion of the cost related to the stock option grants made in April 2005 under the 2004 Directors’ Plan.  The stock options granted before 2001 and those granted in 2002 and 2003 (accelerated vesting in June 2004) were fully vested as of the beginning of 2005.

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

	2005	2004
	10-Year Term Stock Options	6-Year Term Stock Options	10-Year Term Stock Options
Risk-free rate	3.96%	3.33%	3.62%
Expected life (in years)	5.00	3.75	5.00
Expected volatility	19.66%	19.09%	19.65%
Expected dividend yield	2.11%	1.50%	1.50%

Changes in the Company’s stock options for the first nine months of 2005 were as follows:

(Shares in thousands)	Number of Options	Weighted Average Exercise Price
Options outstanding, beginning of year	30,799	$41
Granted	44	33
Exercised	(383)	19
Forfeited	(266)	44
Options outstanding, end of period	30,194	$41
Options exercisable, end of period	27,312	$41

The weighted average remaining contractual term was 6 years for stock options outstanding and exercisable as of September 25, 2005.  The total intrinsic value was approximately $16 million for stock options outstanding and exercisable as of September 25, 2005.  The total intrinsic value for stock options exercised during the first nine months of 2005 was approximately $6 million.  The weighted-average fair value for the stock options granted in 2005 was $6.28 for the 10-year term stock options and in 2004 was $6.64 for 6-year term stock options and $8.09 for 10-year term stock options.

The amount of cash received from the exercise of stock options was approximately $7 million and the related tax benefit was approximately $3 million for the first nine months of 2005.

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

Included in the Company’s stock-based compensation expense in 2005 is a portion of the cost related to restricted stock granted in 2004, 2003 and 2002.  The Company did not grant restricted stock in the first nine months of 2005.

Changes in the Company’s restricted stock for the first nine months of 2005 were as follows:

(Shares in thousands)	Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of year	741	$41
Granted	—	—
Vested	(12)	40
Forfeited	(11)	40
Unvested restricted stock at end of period	718	$41

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

ESPP

The Company has historically offered eligible employees the option to purchase Common Stock at a 15% discount from the average market price on an applicable pricing date before the applicable offering period begins.  In 2005, there are two 6-month ESPP offerings during the year, and the purchase price for each offering is determined at the beginning of each 6-month offering period.  Participating employees purchase Common Stock through payroll deductions.  Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest. The January offering began January 1, 2005, and ended June 25, 2005, while the June offering period began June 26, 2005, and is scheduled to end on December 24, 2005.  The purchase price per share was $35.08 for the January offering and $26.40 for the June offering, which is 85% of the average market price of Common Stock on the applicable pricing dates. There were no shares issued under the January offering because the Company’s Board of Directors (the “Board”) amended the offering to provide that if the market price of the stock was lower than the offering price on the purchase date, participants’ contributions (plus accrued interest) would be automatically refunded.  The June ESPP offering was similarly amended.

Included in the Company’s stock-based compensation expense in the first nine months of 2005 is the cost related to the January ESPP offering and a portion of the cost related to the June offering.

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

LTIP Awards

The Company’s 1991 Executive Stock Plan and 1991 Executive Cash Bonus Plan provide for grants of cash awards to key executives payable at the end of the respective vesting period.  Beginning in 2005, LTIP awards are generally granted with a 5-year vesting period.  The target award is determined at the beginning of the period and can increase (to a maximum 175% of the target) or decrease (to zero) based on a key performance measure, Total Shareholder Return (“TSR”).  TSR is calculated as stock appreciation plus reinvested dividends.  At the end of the period, the LTIP payment is determined by comparing the Company’s TSR to the TSR of a predetermined peer group of companies.  All payments are subject to approval by the Board’s Compensation Committee.  The LTIP awards are classified as liability awards under the provisions of FAS 123-R because the Company incurs a liability, payable in cash, indexed to the Company’s stock price.  The LTIP award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company’s TSR relative to the peer group’s TSR.

Based on the valuation of its LTIP awards, the Company recorded a favorable adjustment in the third quarter of approximately $4 million.  The fair value of the LTIP awards was calculated by comparing the Company’s TSR against a predetermined peer group’s TSR over the performance period.  The LTIP awards are valued using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends.  These assumptions are based on historical data points and are taken from market data sources.  The payout of the LTIP awards are based on relative performance, therefore, correlations in stock price performance among the peer group companies also factor into the valuation.  There were no LTIP awards paid in 2005 in connection with the performance period ending in 2004.

As of September 25, 2005, unrecognized compensation expense related to the unvested portion of the Company’s Employee Stock-Based Awards was approximately $30 million and is expected to be recognized over a weighted-average period of approximately 3 years.

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

The changes in the carrying amount of Goodwill in 2005 are as follows:

(Dollars in thousands)	News Media Group	Broadcast Media Group	About. com	Total
Balance as of December 26, 2004	$1,063,883	$39,979	$—	$1,103,862
Goodwill acquired during year	2,111	—	343,687	345,798
Foreign currency translation	(9,257)	—	—	(9,257)
Balance as of September 25, 2005	$1,056,737	$39,979	$343,687	$1,440,403

Goodwill acquired in 2005 resulted from the acquisition of About.com and North Bay (see Note 2).

The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune.

Other intangible assets acquired as of September 25, 2005, and December 26, 2004, were as follows:

	September 25, 2005			December 26, 2004
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets acquired:
Customer lists	$218,326	$(151,008)	$67,318	$203,300	$(137,384)	$65,916
Other	55,015	(10,465)	44,550	7,310	(6,299)	1,011
Total	273,341	(161,473)	111,868	210,610	(143,683)	66,927

Unamortized other intangible assets acquired:
Broadcast licenses	220,194	—	220,194	220,194	—	220,194
Newspaper mastheads	71,809	—	71,809	73,606	—	73,606
Total	292,003	—	292,003	293,800	—	293,800

Total other intangible assets acquired	$565,344	$(161,473)	$403,871	$504,410	$(143,683)	$360,727

The table above includes other intangible assets related to the acquisitions of About.com and North Bay (see Note 2).

As of September 25, 2005, the remaining weighted-average amortization period is seven years for customer lists and other intangible assets acquired included in the table above.

 Amortization expense related to other intangible assets acquired that are subject to amortization was $18.0 million for the first nine months of 2005, and is expected to be approximately $25 million for the full year 2005.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands)
Year	Amount
2006	$24,100
2007	14,900
2008	12,100
2009	10,800
2010	10,700

5.             Debt Obligations

The Company’s total debt, including commercial paper and capital lease obligations, was $1.3 billion as of September 25, 2005.

The Company’s $600.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.  The Company had $431.0 million in commercial paper outstanding as of September 25, 2005, with an annual weighted average interest rate of 3.7% and an average of 61 days to maturity from original issuance.

The primary purpose of the Company’s revolving credit agreements is to support the Company’s commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $670.0 million available under the two revolving credit agreements ($400 million five-year revolving credit agreement maturing in May 2009, and $270 million multi-year credit agreement maturing in June 2006), the Company has issued letters of credit of approximately $32 million.  The remaining balance of approximately $638 million supports the Company’s commercial paper program discussed above.  There were no borrowings outstanding under the revolving credit agreements as of September 25, 2005, or December 26, 2004.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders’ equity.  As of September 25, 2005, the amount of stockholders’ equity in excess of the required levels was approximately $476 million.

The Company’s 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, matured on March 15, 2005.  The Company’s repayment of these notes resulted in a decrease in “Current portion of long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheet as of September 25, 2005.

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

The issuance of the $500.0 million in notes, net of the repayment of the $71.9 million of debentures, resulted in an increase to “Long-term debt” in the Company’s Condensed Consolidated Balance Sheet as of September 25, 2005.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Interest expense	$15,739	$12,757	$43,747	$37,195
Loss from extinguishment of debt	—	—	4,767	—
Interest income	(965)	(452)	(2,705)	(1,049)
Capitalized interest	(3,097)	(2,225)	(8,040)	(5,393)
Interest expense, net	$11,677	$10,080	$37,769	$30,753

6.             Derivative Instruments

In the first and second quarters of 2005, the Company entered into foreign exchange collar contracts (“FX collar contracts”), designated as cash-flow hedges as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  The cash-flow FX collar contracts, which have notional amounts outstanding as of September 25, 2005, of $3.3 million, were entered into to manage the Company’s transactional foreign exchange exposure (changes in the U.S. dollar compared with the Euro).  As of September 25, 2005, the fair value of the cash-flow FX collar contracts was $0.2 million, resulting in a loss that was recorded in “Accrued expenses” and “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheet.  There was an immaterial loss recognized in earnings related to the cash-flow FX collar contracts settled in the third quarter of 2005.

In the second quarter of 2005, the Company entered into FX collar contracts, designated as fair-value hedges as defined under FAS 133.  The fair-value FX collar contracts, which have notional amounts outstanding as of September 25, 2005 of $1.2 million, were entered into to manage the Company’s foreign translational gains or losses.  The fair-value FX collar contracts do not qualify for hedge accounting; therefore, gains and losses are included in earnings.  For the period ended September 25, 2005, the Company recognized an immaterial loss resulting from the fair-value FX collar contracts outstanding as well as certain contracts that settled in the third quarter of 2005.

In the second quarter of 2005, the Company entered into a forward starting interest rate swap agreement (“forward starting swap agreement”) designated as a cash-flow hedge as defined under FAS 133.  The forward starting swap agreement, which has a notional amount totaling $50.0 million, is intended to lock in a fixed interest rate on the issuance of debt in December 2005.  As of September 25, 2005, the fair value of the swap agreement was $1.2 million, resulting in a gain that was recorded in “Miscellaneous Assets” and “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheet.  There was no amount recognized in earnings related to the forward starting swap agreement.

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

7.             Common Stock

During the first nine months of 2005, the Company repurchased 1.3 million shares of its Class A Common Stock at a cost of $46.5 million.  The average price of these repurchases was $34.59 per share.

On April 26, 2005, the Board declared a $.01 per share increase in the quarterly dividend on the Company’s Class A and Class B Common Stock from $.155 per share to $.165 per share, effective with the June 2005 dividend.

8.                                    Pension and Postretirement Benefits

Pension

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	Three Months Ended
	September 25, 2005			September 26, 2004
(Dollars in thousands)	Qualified Plans	Non-Qualified Plans	All Plans	Qualified Plans	Non-Qualified Plans	All Plans
Service cost	$9,362	$569	$9,931	$8,320	$502	$8,822
Interest cost	16,887	2,831	19,718	16,051	2,760	18,811
Expected return on plan assets	(20,930)	—	(20,930)	(19,073)	—	(19,073)
Amortization of prior service cost	101	17	118	101	64	165
Recognized actuarial loss	4,600	1,193	5,793	4,514	1,033	5,547
Net periodic pension cost	$10,020	$4,610	$14,630	$9,913	$4,359	$14,272

	Nine Months Ended
	September 25, 2005			September 26, 2004
(Dollars in thousands)	Qualified Plans	Non-Qualified Plans	All Plans	Qualified Plans	Non-Qualified Plans	All Plans
Service cost	$28,086	$1,707	$29,793	$24,960	$1,506	$26,466
Interest cost	50,661	8,493	59,154	48,153	8,280	56,433
Expected return on plan assets	(62,790)	—	(62,790)	(57,219)	—	(57,219)
Amortization of prior service cost	303	51	354	303	192	495
Recognized actuarial loss	13,800	3,579	17,379	13,540	3,099	16,639
Net periodic pension cost	$30,060	$13,830	$43,890	$29,737	$13,077	$42,814

The Company did not make any contributions to its pension plans in the first nine months of 2005. In the fourth quarter of 2005, the Company plans to make a tax-deductible contribution to its qualified pension plans of $45 to $50 million.  The Company does not pre-fund its non-qualified pension plans, but rather pays for benefits as required from cash from operations.

Postretirement Benefits

The components of net periodic postretirement cost were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Service cost	$1,730	$1,540	$5,190	$4,620
Interest cost	3,053	2,885	9,159	8,655
Amortization of prior service cost	(1,293)	(1,351)	(3,879)	(4,053)
Recognized actuarial loss	659	395	1,977	1,185
Net periodic postretirement cost	$4,149	$3,469	$12,447	$10,407

9.             Other

In the second quarter of 2005, the Company announced a staff reduction program at The New York Times (“The Times”) and the New England Media Group.  A charge of $12.4 million ($7.5 million after tax or $.05 per diluted share) and $22.3 million ($13.6 million after tax or $.09 per diluted share), for staff reduction expenses was recorded in the third quarter and first nine months of 2005 and included in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statement of Income.

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

“Other income” in the Company’s Condensed Consolidated Statements of Income includes the following items:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Non-compete agreement	$1,250	$1,250	$3,750	$3,750
Advertising credit (a)	—	2,823	—	2,823
Other income	$1,250	$4,073	$3,750	$6,573

(a) Related to credits for advertising issued by the Company, which were not used within the allotted time by the advertiser.

10.           Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share data)	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Basic earnings per share computation:
Numerator Net income	$23,081	$48,272	$194,945	$182,384
Denominator Average number of common shares outstanding	145,214	146,469	145,535	148,340
Basic earnings per share	$.16	$.33	$1.34	$1.23
Diluted earnings per share computation:
Numerator Net income	$23,081	$48,272	$194,945	$182,384
Denominator Average number of common shares outstanding	145,214	146,469	145,535	148,340
Incremental shares for assumed exercise of securities	388	1,495	542	2,065
Total shares	145,602	147,964	146,077	150,405
Diluted earnings per share	$.16	$.33	$1.33	$1.21

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share.  Approximately 29 million stock options with exercise prices ranging from $32.34 to $48.54 were excluded from the computation in the third quarter of 2005, and approximately 24 million stock options with exercise prices ranging from $36.31 to $48.54 million were excluded from the computation in the first nine months of 2005.  Approximately 18 million stock options with exercise prices ranging from $42.25 to $48.54 were excluded from the computation in the third quarter of 2004 and approximately 13 million stock options with exercise prices ranging from $46.02 to $48.54 were excluded from the computation in the first nine months of 2004.

11.           Comprehensive Income

Comprehensive income for the Company includes foreign currency translation adjustments, unrealized derivative gains/(losses) on cash-flow hedges, unrealized (losses)/gains on marketable securities and “Net income” reported in the Company’s Condensed Consolidated Statements of Income.

Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Net income	$23,081	$48,272	$194,945	$182,384
Foreign currency translation adjustments	1,434	3,083	(7,567)	654
Unrealized derivative gains/(losses) on cash-flow hedges	1,641	(503)	1,285	—
Unrealized (losses)/gains on marketable securities	(24)	—	(142)	273
Income tax charge	(690)	(121)	(589)	(229)
Comprehensive income	$25,442	$50,731	$187,932	$183,082

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $67 million as of September 25, 2005, and December 26, 2004.

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

If any of the acquisitions discussed above had occurred in the beginning of 2004, they would not have had a material impact on the Company’s consolidated results of operations for the periods ended September 25, 2005, or September 26, 2004.

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

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which includes The Times, NYTimes.com, the International Herald Tribune and two New York City radio stations; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers and their related digital operations).

Broadcast Media Group (consisting of eight network-affiliated television stations and their related digital operations).

About.com (an Internet property providing information on various topics of interest).

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004

REVENUES
News Media Group	$743,631	$738,668	$2,312,731	$2,295,573
Broadcast Media Group	33,280	35,162	101,781	104,132
About.com	14,172	—	27,223	—
Total	$791,083	$773,830	$2,441,735	$2,399,705

OPERATING PROFIT (LOSS)
News Media Group	$45,269	$86,573	$243,814	$335,807
Broadcast Media Group	5,692	8,505	18,908	24,357
About.com	3,847	—	6,503	—
Corporate	(9,729)	(10,787)	(32,478)	(34,954)
Gain on Sale of Assets	—	—	122,946	—
Total	45,079	84,291	359,693	325,210

Net income from joint ventures	5,000	1,691	7,890	1,132
Interest expense, net	11,677	10,080	37,769	30,753
Other income	1,250	4,073	3,750	6,573
Income before income taxes and minority interest	39,652	79,975	333,564	302,162
Income taxes	16,738	31,620	138,506	119,397
Minority interest in net loss/(income) of subsidiaries	167	(83)	(113)	(381)

Net income	$23,081	$48,272	$194,945	$182,384

The News Media Group operating profit includes a charge of $12.4 million in the third quarter of 2005 and a charge of $22.3 million in the first nine months of 2005 related to staff reduction expenses at The Times and the New England Media Group (see Note 9).

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

Capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures

(Dollars in millions)	NYT	FC	Total
2001-2004	$154	$130	$284
2005	$85-$100	$55-$65	$140-$165(a)
Beyond 2005	$370-$385	$215-$234	$585-$619
Total	$609-$639	$400-$429	$1,009-$1,068
Less: net sale proceeds(b)	$106	—	$106
Total, net of sale proceeds	$503-$533(c)	$400-$429	$903-$962

(a)  Approximately $95 million was incurred as of September 25, 2005 (approximately $59 million incurred by NYT and approximately $36 million incurred by FC).

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

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition (the “National Edition printers”).  In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of September 25, 2005, and December 26, 2004.

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (the “credit facility guarantee”).  The total amount of the credit facility guarantee was $20 million as of September 25, 2005.  The amount outstanding under the credit facility, which expires in April 2006 and is renewable, was approximately $18 million as of September 25, 2005.  The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms.  The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the “property lease guarantees”).  The total amount of the property lease guarantees was approximately $4 million as of September 25, 2005.  One property lease expires in June 2008 and the other property lease expires in May 2009.  The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the “equipment lease guarantee”).  The total amount of the equipment lease guarantee was approximately $3 million as of September 25, 2005.  The equipment lease expires in March 2011 but is cancelable in March 2006.  The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the “debt guarantee”).  The total amount of the debt guarantee was approximately $6 million as of September 25, 2005.  The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability is included in the Company’s Condensed Consolidated Balance Sheet as of September 25, 2005.

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

14.           Subsequent Event

On November 3, 2005, the Company acquired KAUT-TV, a UPN station in Oklahoma City, from Viacom Inc. for approximately $23 million.  KAUT-TV will be a part of the Broadcast Media Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Our Business

We create value by executing our strategy, which is to operate leading news, information and advertising media through multiple platforms in the national/global market and in each of the local markets we serve.  In addition, we strive to enhance value by controlling costs and implementing process improvement initiatives.  We continue to execute our strategy to grow geographically and across platforms.

Our strategy is pursued with a portfolio of properties that serves our customers in print and online as well as in broadcast.  For the first nine months of 2005, the News Media Group contributed 95% of our total revenues and the Broadcast Media Group and About.com (see the “2005 Events” section below) accounted for the remaining 5%.  Advertising revenues cause our quarterly consolidated results to vary by season.  The business model for each of these segments of The New York Times Company (the “Company”) is summarized below.

The News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune (the “IHT”) and two New York City radio stations (see below); the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers and their related digital properties).  The News Media Group derives the majority of its revenues by offering advertisers a means (print, online and radio) to promote their brands, products and services to the buying public.  For the first nine months of 2005, approximately 65% of the News Media Group’s revenues were from advertising.  The News Media Group also derives revenues by offering the public a source of timely news and editorial materials, as well as information on products sold by advertisers.  For the first nine months of 2005, approximately 28% of the News Media Group’s revenues were from circulation.  Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services and direct marketing.  The News Media Group’s main operating expenses are employee-related costs, which include compensation, and raw materials, primarily newsprint.

Beginning in fiscal 2005, the results of our two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group, are included in the results of the News Media Group under The New York Times Media Group.  WQXR, our classical music radio station, is working with The New York Times News Services division to expand the distribution of Times-branded news and information on radio, through The Times’s own resources and in collaboration with strategic partners.  WQEW receives revenues under a time brokerage agreement with ABC, Inc., which currently provides substantially all of WQEW’s programming.  All prior periods in 2004 have been reclassified to conform with the 2005 presentation.

Broadcast Media Group (consisting of eight network-affiliated television stations (nine as of November 3, 2005 as a result of the acquisition of KAUT-TV (see the “2005 Events” section below)) and their related digital operations).  The Broadcast Media Group derives almost all of its revenues (98% for the first nine months of 2005) from the sale of commercial time to advertisers.  The Broadcast Media Group’s main operating expenses are employee-related costs and programming costs.

About.com (an Internet property providing information on various topics of interest).  About.com derives almost all of its revenues (97% for the first nine months of 2005) from the sale of advertisements (display and cost-per-click advertising).  Cost-per-click advertising (revenue earned only when a consumer clicks on an advertisement) accounts for slightly less than 50% of About.com’s total advertising revenues.  About.com does not charge a subscription fee for access to its Web site.  About.com’s main operating expenses are content-related costs, hosting costs and employee-related costs.

Joint Ventures. Our long-term strategy is also pursued through our equity investments: i) a 50% interest in the Discovery Times Channel, a digital cable television channel, ii) a 49% interest in Metro Boston LLC (see the “2005 Events” section below), iii) a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc., and a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine, and iv) a 16.7% interest in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and 80% of the New England Sports Network, a regional cable sports network.

Highlights

•                  Advertising revenues grew approximately 4% in the third quarter and 3% in the first nine months of 2005 over the prior-year periods.  The increases were mainly due to higher print advertising rates, growth in Internet revenues and the inclusion of About.com in 2005 (see “2005 Events” section below), partially offset by lower print volume.

•                  Circulation revenues in the third quarter and first nine months of 2005 decreased approximately 1% compared with the prior-year periods, mainly due to fewer copies sold at the Globe.

•                  Expense growth was approximately 8% in the third quarter and 6% in the first nine months of 2005.  Expense growth was higher in 2005 than it would otherwise have been, in part because in 2004, there were no staff reductions or expense related to About.com and stock-based compensation expense was lower (due to the adoption of Financial Accounting Standards 123-R in 2005) (see “2005 Events” sections below).  In addition, the increases were primarily due to higher distribution and outside printing expense, higher wages and benefits, increased promotion expense and higher newsprint costs.

•                  Net income and diluted earnings per share in the third quarter of 2005 were $23.1 million and $.16 per share compared with $48.3 million and $.33 in the 2004 third quarter.  Net income and diluted earnings per share in the first nine months of 2005 were $194.9 million and $1.33 per share compared with $182.4 million and $1.21 per share in the first nine months of 2004.

Included in net income and diluted earnings per share is the following:

Third quarter of 2005

•                  A charge of approximately $7 million after tax or $.05 per share related to staff reductions.

First nine months of 2005

•                  A gain of approximately $68 million after tax or $.46 per share from the sale of assets.

•                  A charge of approximately $14 million after tax or $.09 per share related to staff reductions.

See the “2005 Events” section below for additional information regarding our staff reduction programs and the sale of assets.

In the first nine months of 2005, the advertising market continued to be uneven.  Advertising revenues from our Regional Media Group, which operates in relatively small markets, increased approximately 6% while advertising revenues for the New England Media Group, which is in an area of the country that is lagging in economic growth, declined approximately 3%.  The New York Times Media Group’s advertising revenues increased approximately 2%, driven by higher Internet revenues.  Total News Media Group Internet advertising revenues increased approximately 29% in the first nine months of 2005.

We continue to make investments to grow circulation revenues.  In the fourth quarter of 2005, we plan to launch a new contract print site in Toronto, and in the first quarter of 2006 we expect to launch another site in Houston.  We expect to add up to five more print sites to support the national expansion.  These print sites will increase availability of The Times outside the metropolitan New York area.

In the first nine months of 2005, we continued to execute our revenue growth strategy through acquisitions, such as About.com, that extend our existing brands and add new capabilities.  In addition, we continued to invest in new and existing products as well as implement further cost-control measures.

2005 Events

Staff Reduction Programs

In September 2005, we announced a plan to undertake staff reductions that will affect approximately 500 employees of the Company over the next six to nine months.  We expect the total charge for this staff reduction program to be $35 to $45 million, which will be recorded over the next three quarters, beginning in the fourth quarter of 2005.

In May 2005, we announced a plan to undertake staff reductions at The Times and the New England Media Group of approximately 200 employees.  This staff reduction resulted in a charge of $12.4 million ($7.5 million after tax or $.05 per diluted share) and $22.3 million ($13.6 million after tax or $.09 per diluted share) in the third quarter and first nine months of 2005.

We expect annualized net savings of $50 to $70 million when the two staff reduction programs announced in May and September 2005 are completed.  The exact charges and savings will depend on the final composition and seniority of affected employees.  The gross savings will be partially offset by an anticipated increase in expense from outsourcing of certain services.  In addition, the Company will fund initiatives for future growth by investing in people in key strategic areas.

Acquisitions/Investment

On March 18, 2005, we acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider.  The purchase price was approximately $410 million and was funded through a combination of short-term and long-term debt.  The results of About.com have been included in our Condensed Consolidated Financial Statements beginning March 19, 2005.  The acquisition provides us with strategic benefits, including diversifying our advertising base and extending our reach among Internet users.  About.com is a separate reportable segment of the Company.

On February 1, 2005, we acquired the North Bay Business Journal (“North Bay”), a weekly publication targeting business leaders in California’s Sonoma, Napa and Marin counties, for approximately $3 million.  The results of North Bay have been included in our Condensed Consolidated Financial Statements since the acquisition date.  North Bay is included in the results of the News Media Group under the Regional Media Group.

See Notes 2, 4 and 12 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding these acquisitions.

On March 10, 2005, we invested $16.5 million to acquire a 49% interest in Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper catering to young professionals in the Greater Boston area.  The investment in Metro Boston is being accounted for under the equity method, and therefore the investment and results of operations are included in “Investments in joint ventures” and “Net income from joint ventures” in our Condensed Consolidated Balance Sheet and Statement of Income.

On November 3, 2005, the Company acquired KAUT-TV, a UPN station in Oklahoma City, from Viacom Inc. for approximately $23 million.  KAUT-TV will be a part of the Broadcast Media Group.

Sale of Assets

In the first quarter of 2005, we recognized a $122.9 million gain from the sale of assets.  We completed the sale of our current headquarters in New York City for $175.0 million and entered into a lease for the building with the purchaser/lessor through 2007, when we expect to occupy our new headquarters (see Note 13 of the Notes to our Condensed Consolidated Financial Statements).  This transaction has been accounted for as a sale-leaseback in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The sale resulted in a total pre-tax gain of $143.9 million, of which $114.5 million ($62.8 million after tax or $.43 per diluted share) was recognized in the first quarter of 2005.  The remainder of the gain is being deferred and amortized over the lease term in accordance with GAAP.  The lease requires us to pay rent over the lease term to the purchaser/lessor and will result in rent expense that will be offset by the amount of the gain being deferred and amortized.  In addition, we sold property in Sarasota, Fla., which resulted in a pre-tax gain in the first quarter of 2005 of approximately $8.4 million ($5.0 million after tax or $.03 per diluted share).

Adoption of FAS 123-R

In December 2004, the Financial Accounting Standards Board issued Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS 123-R”).  FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation (“FAS 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”).  FAS 123-R eliminates the alternative to use the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options or shares issued under our Employee Stock Purchase Plan (“ESPP”).  FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

On December 27, 2004 (the first day of our 2005 fiscal year), we adopted FAS 123-R.  While FAS 123-R is not effective until the first annual reporting period that begins after June 15, 2005, we elected to adopt it before the required effective date.  We adopted FAS 123-R using a modified prospective application, as permitted under FAS 123-R.  Accordingly, prior period amounts have not been restated.  Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Before the adoption of FAS 123-R, we applied APB 25 to account for our stock-based awards.  Under APB 25, we generally only recorded stock-based compensation expense related to restricted stock and long-term incentive awards (“LTIP awards”), which amounted to $0.5 million and $3.2 million in the third quarter and first nine months of 2004.  Under the provisions of APB 25, we were not required to recognize compensation expense for the cost of stock options or shares issued under our ESPP.  In accordance with the adoption of FAS 123-R, we record stock-based compensation expense for the cost of stock options, restricted stock, shares issued under the ESPP and LTIP awards.  Stock-based compensation expense in the third quarter and first nine months of 2005 was $2.4 million ($1.9 million after tax or $.01 per diluted share) and $15.6 million ($11.2 million after tax or $.08 per diluted share).

See Note 3 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding the adoption of FAS 123-R.

Trends and Uncertainties

Our Annual Report on Form 10-K for the year ended December 26, 2004, details our trends and uncertainties.  As of September 25, 2005, there have been no material changes in our trends and uncertainties from December 26, 2004.

2005 Guidance

A summary of guidance on key financial measures for 2005, on a GAAP basis, is shown below.

Item	2005 Guidance
Total Company Advertising Revenues	Growth rate expected to be in the low-single digits
News Media Group Circulation Revenues	Expected to be flat to down slightly
Total Company Expenses Including Stock-based Compensation Expense Recorded on the Income Statement	Growth rate expected to be in the mid- to high-single digits (a)
Newsprint Cost Per Ton	Growth rate expected to be 9-11%
Stock-based Compensation Expense Recorded on the Income Statement	$28 to $34 million (b)
Depreciation & Amortization	$142 to $146 million
Total Capital Expenditures	$255 to $285 million (c)
Results From Joint Ventures	Income of $6 to $9 million
Interest Expense	$50 to $53 million
Dilution Attributable to About.com	$.03 or less per share
Tax Rate(d)	41.0%

(a)       Includes stock-based compensation expense of $28 to $34 million (or $.12 to $.16 per diluted share), and staff reduction charges related to programs announced in May and September.

(b)       Stock-based compensation expense for the first nine months of 2005 was approximately $16 million and we expect the fourth quarter expense to be $12 to $18 million.  Stock-based compensation expense in the fourth quarter will be higher than previous quarters because of accelerated expense for awards expected to be granted in December 2005 to retirement-eligible employees.

(c)        Includes our capital expenditures ($85 to $100 million) and those of our development partner ($55 to $65 million) in connection with the new headquarters.

(d)       Includes the tax effect related to the pre-tax gain of $114.5 million ($62.8 million after tax or $.43 per share) in connection with the sale of our current headquarters in the first quarter of 2005.  Excluding the tax effect, the tax rate for 2005 is expected to be 39.6%.

RESULTS OF OPERATIONS

Overview

The following table presents our consolidated financial results for the third quarter and first nine months of 2005 and 2004.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change

REVENUES
Advertising	$518,224	$498,205	4.0	$1,624,366	$1,578,743	2.9
Circulation	217,872	220,539	(1.2)	655,971	660,938	(0.8)
Other	54,987	55,086	(0.2)	161,398	160,024	0.9
Total	791,083	773,830	2.2	2,441,735	2,399,705	1.8

COSTS AND EXPENSES
Production costs
Raw materials	75,718	73,328	3.3	228,900	215,435	6.3
Wages and benefits	174,145	165,127	5.5	523,058	510,749	2.4
Other	132,969	126,114	5.4	386,681	371,323	4.1
Total	382,832	364,569	5.0	1,138,639	1,097,507	3.7
Selling, general and administrative expenses	363,172	324,970	11.8	1,066,349	976,988	9.1

Total	746,004	689,539	8.2	2,204,988	2,074,495	6.3

Gain on sale of assets	—	—	N/A	122,946	—	N/A
OPERATING PROFIT	45,079	84,291	(46.5)	359,693	325,210	10.6
Net income from joint ventures	5,000	1,691	*	7,890	1,132	*
Interest expense, net	11,677	10,080	15.8	37,769	30,753	22.8
Other income	1,250	4,073	(69.3)	3,750	6,573	(42.9)

Income before income taxes and minority interest	39,652	79,975	(50.4)	333,564	302,162	10.4
Income taxes	16,738	31,620	(47.1)	138,506	119,397	16.0
Minority interest in net loss/(income) of subsidiaries	167	(83)	*	(113)	(381)	(70.3)
NET INCOME	$23,081	$48,272	(52.2)	$194,945	$182,384	6.9

*                 Represents an increase in excess of 100%.

Revenues

Revenues, for the third quarter and first nine months of 2005 and 2004, by reportable segment and for the Company as a whole, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change

Revenues:
News Media Group	$743,631	$738,668	0.7	$2,312,731	$2,295,573	0.7
Broadcast Media Group	33,280	35,162	(5.4)	101,781	104,132	(2.3)
About.com	14,172	—	N/A	27,223	—	N/A
Total	$791,083	$773,830	2.2	$2,441,735	$2,399,705	1.8

News Media Group: Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change

The New York Times Media Group
Advertising	$272,709	$265,047	2.9	$885,937	$869,565	1.9
Circulation	154,160	154,052	0.1	461,258	459,554	0.4
Other	39,035	41,311	(5.5)	114,694	117,378	(2.3)
Total	$465,904	$460,410	1.2	$1,461,889	$1,446,497	1.1
New England Media Group
Advertising	$111,181	$114,374	(2.8)	$341,767	$350,801	(2.6)
Circulation	42,942	45,631	(5.9)	129,088	136,013	(5.1)
Other	9,412	8,383	12.3	27,444	26,496	3.6
Total	$163,535	$168,388	(2.9)	$498,299	$513,310	(2.9)
Regional Media Group
Advertising	$88,074	$84,448	4.3	$270,847	$256,489	5.6
Circulation	20,770	20,856	(0.4)	65,625	65,371	0.4
Other	5,348	4,566	17.1	16,071	13,906	15.6
Total	$114,192	$109,870	3.9	$352,543	$335,766	5.0
Total News Media Group
Advertising	$471,964	$463,869	1.7	$1,498,551	$1,476,855	1.5
Circulation	217,872	220,539	(1.2)	655,971	660,938	(0.8)
Other	53,795	54,260	(0.9)	158,209	157,780	0.3
Total	$743,631	$738,668	0.7	$2,312,731	$2,295,573	0.7

Advertising Revenues

Advertising revenues increased in the third quarter and first nine months of 2005 compared with the third quarter and first nine months of 2004, primarily due to growth in Internet revenues and higher print advertising rates, partially offset by lower print volume.

Advertising revenues at The New York Times Media Group were higher in the third quarter and first nine months of 2005 compared with the prior year periods due to increases in all categories.

The New England Media Group advertising revenues decreased in the third quarter of 2005 compared with the prior year period mainly due to lower classified and retail advertising revenues.  The decrease in the first nine months of 2005 compared with the prior year period was mainly due to lower national and classified advertising revenues.

Advertising revenues at the Regional Media Group were higher in the third quarter of  2005 compared with the prior year period due to an increase in classified advertising revenues.  The increase in the first nine months of 2005 compared with the prior year period was mainly due to higher classified and retail advertising revenues.

The News Media Group’s Internet advertising revenues, which are included in the table above, increased approximately 31% and 29% in the third quarter and first nine months of 2005 compared with the same periods last year due to growth in all advertising categories.

Print advertising volume, for the third quarter and first nine months of 2005 and 2004, for the News Media Group was as follows:

	Three Months Ended			Nine Months Ended
(Inches in thousands, preprints in thousands of copies)	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change

National (a)	537.8	561.7	(4.2)	1,720.9	1,802.6	(4.5)
Retail	1,528.5	1,516.2	0.8	4,692.5	4,655.5	0.8
Classified	2,393.8	2,396.1	(0.1)	7,252.4	7,365.5	(1.5)
Part Run/Zoned	482.4	508.5	(5.1)	1,548.3	1,622.7	(4.6)
Total	4,942.5	4,982.5	(0.8)	15,214.1	15,446.3	(1.5)
Preprints	676,688	669,842	1.0	2,092,329	2,009,953	4.1

(a)  Includes all advertising volume from the IHT.

Circulation Revenues

Circulation revenues in the third quarter and first nine months of 2005 decreased approximately 1% compared with the prior year periods mainly due to a decrease in copies sold at the Boston Globe.  Circulation revenues remained flat at The New York Times Media Group and the Regional Media Group in the third quarter and first nine months of 2005 compared with the prior year periods.

Broadcast Media Group

Broadcast Media Group revenues decreased to $33.3 million and $101.8 million in the third quarter and first nine months of 2005 compared with $35.2 million and $104.1 million in the third quarter and first nine months of 2004.  The decreases were primarily due to lower political advertising ($0.3 million and $1.2 million in the third quarter and first nine months of 2005 compared with $3.9 million and $9.6 million in the prior year periods) and no Olympic advertising ($1.8 million in the third quarter and first nine months of 2004) in 2005.  The decreases in political and Olympic advertising were partially offset by increases in other categories.

Costs and Expenses

Costs and expenses for the third quarter and first nine months of 2005 and 2004 were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change

Production costs:
Raw materials	$75,718	$73,328	3.3	$228,900	$215,435	6.3
Wages and benefits	174,145	165,127	5.5	523,058	510,749	2.4
Other	132,969	126,114	5.4	386,681	371,323	4.1
Total production costs	382,832	364,569	5.0	1,138,639	1,097,507	3.7
Selling, general and administrative expenses	363,172	324,970	11.8	1,066,349	976,988	9.1
Total	$746,004	$689,539	8.2	$2,204,988	$2,074,495	6.3

Total production costs and selling, general and administrative (“SG&A”) expenses were unfavorably affected by the inclusion of About.com and incremental stock-based compensation expense, as a result of the adoption of FAS 123-R, in 2005.  SG&A expenses were also unfavorably affected by staff reduction expenses in 2005.

In addition to the above, total production costs increased mainly due to higher wages and benefits, increased outside printing expense and higher newsprint expense.

Newsprint expense rose 3.0% in the third quarter of 2005 compared with the 2004 third quarter, with 5.4% resulting from higher prices, partially offset by a 2.4% decrease from lower consumption.  For the first nine months of 2005, newsprint expenses increased 5.7% compared with the first nine months of 2004, with 7.9% resulting from higher prices, partially offset by a 2.2% decrease from lower consumption.

In addition to the above, SG&A expenses increased mainly because of higher distribution and promotion expense.

The following table sets forth consolidated costs and expenses for the third quarter and first nine months of 2005 and 2004, by reportable segment, Corporate and the Company as a whole.  The reasons underlying the period-to-period changes in each segment’s cost and expenses are discussed below under “Operating Profit”.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change
Costs and expenses:
News Media Group	$698,362	$652,095	7.1	$2,068,917	$1,959,766	5.6
Broadcast Media Group	27,588	26,657	(3.5)	82,873	79,775	3.9
About.com	10,325	—	N/A	20,720	—	N/A
Corporate	9,729	10,787	(9.8)	32,478	34,954	(7.1)
Total	$746,004	$689,539	8.2	$2,204,988	$2,074,495	6.3

Operating Profit

Consolidated operating profit, in the third quarter and first nine months of 2005 and 2004, by reportable segment, Corporate and for the Company as a whole, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change
Operating Profit (Loss):
News Media Group	$45,269	$86,573	(47.7)	$243,814	$335,807	(27.4)
Broadcast Media Group	5,692	8,505	(33.1)	18,908	24,357	(22.4)
About.com	3,847	—	N/A	6,503	—	N/A
Corporate	(9,729)	(10,787)	(9.8)	(32,478)	(34,954)	(7.1)
Gain on Sale of Assets	—	—	N/A	122,946	—	N/A
Operating Profit	$45,079	$84,291	(46.5)	$359,693	$325,210	10.6

The decreases at the News Media Group were primarily due to higher expenses related to staff reductions, higher wages and benefits, increased distribution and outside printing expense, increased promotion expense, incremental stock-based compensation expense and higher newsprint expense.

The decreases at the Broadcast Media Group were primarily because of lower political and Olympic advertising revenues, higher wages and stock-based compensation expense.

Non-operating Items

Joint Ventures

Net income from joint ventures was $5.0 million in the third quarter of 2005 compared with $1.7 million in the third quarter of 2004.  We recorded income from joint ventures of $7.9 million in the first nine months of 2005 compared with income of $1.1 million in the first nine months of 2004.  The improvement in 2005 compared with 2004 was due to more favorable results at most of the properties in which we have equity interests.  Results for Metro Boston are included in “Net income from joint ventures” in the Company’s Condensed Consolidated Statement of Income.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	September 25, 2005	September 26, 2004
Interest expense	$15,739	$12,757	$43,747	$37,195
Loss from extinguishment of debt	—	—	4,767	—
Interest income	(965)	(452)	(2,705)	(1,049)
Capitalized interest	(3,097)	(2,225)	(8,040)	(5,393)
Interest expense, net	$11,677	$10,080	$37,769	$30,753

Interest expense-net increased in the third quarter of 2005 mainly due to higher levels of debt outstanding and higher short-term interest rates.  This increase was partially offset by higher capitalized interest related to the construction of our new headquarters.  Interest expense-net increased in the first nine months of 2005 primarily due to a loss related to our redemption of our $71.9 million debentures before maturity date (see “Third-Party Financing” section below for additional information), higher levels of debt outstanding and higher short-term interest rates, partially offset by higher capitalized interest related to the construction of our new headquarters.

Depreciation and Amortization

Consolidated depreciation and amortization, for the third quarter and first nine months of 2005 and 2004, by reportable segment, Corporate and for the Company as a whole, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	% Change	September 25, 2005	September 26, 2004	% Change
Depreciation and amortization:
News Media Group	$29,658	$30,308	(2.1)	$88,682	$93,551	(5.2)
Broadcast Media Group	2,074	1,944	6.7	6,116	6,510	(6.1)
About.com	3,040	—	N/A	6,167	—	N/A
Corporate(a)	1,823	2,151	(15.2)	5,279	6,520	(19.0)
Depreciation and amortization	$36,595	$34,403	6.4	$106,244	$106,581	(0.3)

(a)          Beginning in fiscal 2005, restricted stock is being recorded as stock-based compensation expense.

For comparability, restricted stock in the prior year (recorded at Corporate), which had been reported as amortization expense, has been reclassified to conform with the 2005 presentation.  Restricted stock expense in the third quarter and first nine months of 2004 was $1.0 and $2.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect our cash balance, cash provided from operations and available third-party financing, described below, to be sufficient to meet our normal operating commitments and debt requirements, to fund planned capital expenditures, to repurchase shares of our Class A Common Stock, to pay dividends to our stockholders and to make contributions to our pension plans.

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions, and these repurchases may be suspended from time to time or discontinued.  We generally repurchase Class A Common Stock at least equal to the number of shares issued for equity awards.  During the first nine months of 2005, we repurchased 1.3 million shares of Class A Common Stock at a cost of approximately $47 million.  Stock option exercises have been lower than anticipated in 2005; therefore, stock repurchases have been greater than issuances of 0.4 million shares.  From September 26, 2005 through October 28, 2005, we repurchased 0.1 million shares at a cost of approximately $3.6 million.  In 2004, we repurchased 6.8 million shares of Class A Common Stock at a cost of approximately $293 million.

We expect dividends to increase to approximately $95 million in 2005 from approximately $90 million in 2004 as our Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company’s Class A and Class B Common Stock to $.165 per share from $.155 per share effective with the June 2005 dividend.

In the fourth quarter, we plan to make a tax-deductible contribution to our qualified pension plans of $45 to $50 million.

New Building

We are in the process of developing our new headquarters building in New York City (the “Building”), which we expect to occupy in 2007.  In December 2001, one of our wholly-owned subsidiaries (“NYT”), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, “FC”) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.

Capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures

(Dollars in millions)	NYT	FC	Total
2001-2004	$154	$130	$284
2005	$85-$100	$55-$65	$140-$165(a)
Beyond 2005	$370-$385	$215-$234	$585-$619
Total	$609-$639	$400-$429	$1,009-$1,068
Less: net sale proceeds(b)	$106	—	$106
Total, net of sale proceeds	$503-$533(c)	$400-$429	$903-$962

(a)  Approximately $95 million was incurred as of September 25, 2005 (approximately $59 million incurred by NYT and approximately $36 million incurred by FC).

(b)  Represents cash proceeds from the sale of our existing headquarters (see the "2005 Events" section above), net of income taxes and transaction costs.  This amount is not net of the Company’s future rental payments associated with the leaseback.

(c)   Includes estimated capitalized interest and salaries in the range of $50 to $60 million.

See our Annual Report on Form 10-K for the year ended December 26, 2004, for additional information regarding the Building.

Capital Resources

Sources and Uses of Cash

Cash flows for the first nine months of 2005 and 2004 were as follows:

	For the Nine Months Ended
(Dollars in thousands)	September 25, 2005	September 26, 2004	% Change
Operating Activities	$226,991	$368,360	(38.4)
Investing Activities	$(396,405)	$(127,281)		*
Financing Activities	$164,950	$(249,630)		*

*                 Represents an increase or decrease in excess of 100%.

Operating Activities

The primary source of our liquidity is cash flows from operating activities.  The key component of operating cash flow is cash receipts from advertising customers.  Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as wholesale delivery operations and direct marketing.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

Cash inflows from operating activities decreased in the first nine months of 2005 compared with the prior year period           due to lower earnings from ongoing operations and higher net working capital requirements primarily due to tax payments in connection with the gain on the sale of the Company's current headquarters.

Investing Activities

Investment cash inflows generally include proceeds from the sale of assets or a business.  Investment cash outflows generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash used in investing activities in the first nine months of 2005 increased compared with the first nine months of 2004 primarily due to the acquisitions and investment made in the first nine months of 2005 partially offset by proceeds from the sale of assets (see the “2005 Events” section above).

Financing Activities

Financing cash inflows generally include borrowings under our commercial paper program, the issuance of long-term debt, and funds from stock option exercises.  Financing cash outflows generally include the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of our Class A Common Stock.

We had net cash provided by financing activities in the first nine months of 2005 compared with net cash used in financing activities in the first nine months of 2004.  In the first nine months of 2005, the majority of net cash provided by financing activities was from the issuance of notes (approximately $498 million), partially offset by the repayment of notes and debentures (approximately $323 million).  In the first nine months of 2004, net cash used in financing activities was primarily from share repurchases (approximately $238 million).

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

•                  A commercial paper facility,

•                  Revolving credit agreements, and

•                  Medium-term notes.

Our total debt, including commercial paper and capital lease obligations, was $1.3 billion as of September 25, 2005, compared with $1.1 billion as of December 26, 2004.

Our short- and long-term debt is rated investment grade by the major rating agencies. During 2005, Moody’s and Standard and Poor’s lowered their ratings on our long-term debt to A2 and A, respectively, and confirmed their ratings of P1 and A1, respectively, on our short-term debt.  We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect the downgrade of our long-term debt ratings to have any material impact on our ability to borrow.  However, as a result of this downgrade, we may incur higher borrowing costs in respect of any future long-term issuances.  We do not currently expect these to be significant.

Our 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, matured on March 15, 2005.  Our repayment of these notes resulted in a decrease in “Current portion of long-term debt and capital lease obligations” in our Condensed Consolidated Balance Sheet as of September 25, 2005.

On March 15, 2005, we also redeemed all of our $71.9 million outstanding 8.25% debentures, callable on March 15, 2005, and maturing on March 15, 2025, at a redemption price of 103.76% of the principal amount.  The redemption premium and unamortized issuance costs resulted in a loss from the extinguishment of debt of $4.8 million and is included in “Interest expense-net” in our Condensed Consolidated Statement of Income.

On March 17, 2005, we issued 5-year notes aggregating $250.0 million maturing March 15, 2010, at an annual rate of 4.5%, and 10-year notes aggregating $250.0 million maturing March 15, 2015, at an annual rate of 5.0%.  Interest is payable semi-annually on March 15 and September 15 on both series of notes.

Commercial Paper

Our $600.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper that we issue is unsecured and can have maturities of up to 270 days.  We had $431.0 million in commercial paper outstanding as of September 25, 2005, with an annual weighted average interest rate of 3.7% and an average of 61 days to maturity from original issuance.

Revolving Credit Agreements

The primary purpose of our revolving credit agreements is to support our commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $670.0 million available under the two revolving credit agreements ($400 million five-year revolving credit agreement maturing in May 2009, and $270 million multi-year credit agreement maturing in June 2006), we have issued letters of credit of approximately $32 million.  The remaining balance of approximately $638 million supports our commercial paper program discussed above.  There were no borrowings outstanding under the revolving credit agreements as of September 25, 2005, or December 26, 2004.

Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.

The revolving credit agreements contain a covenant that requires specified levels of stockholders’ equity.  As of September 25, 2005, the amount of stockholders’ equity in excess of the required levels was approximately $476 million.

Medium-Term Notes

Our liquidity requirements may also be funded through the public offer and sale of notes under our $300.0 million medium-term note program.  An additional $225.0 million of medium-term notes may be issued from time to time pursuant to our currently effective shelf registration statement.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 26, 2004.  As of September 25, 2005, our contractual obligations and off-balance sheet arrangements have not materially changed from December 26, 2004.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 26, 2004.  As of September 25, 2005 our critical accounting policies have not changed from December 26, 2004, except for our accounting for stock-based compensation in connection with the adoption of FAS 123-R.

Under FAS 123-R, we use the Black-Scholes option valuation model to determine the fair value of our stock options and ESPP rights and a Monte Carlo simulation to determine the fair value of LTIP awards.  These fair value models include various assumptions, including the expected volatility and expected life of the awards.  These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control.  As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under FAS 123-R, could have been materially impacted.  Furthermore, if we use different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding our adoption of FAS 123-R.

FACTORS THAT COULD AFFECT OPERATING RESULTS

Except for the historical information contained herein, the matters discussed in this quarterly report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those predicted by such forward-looking statements.  These risks and uncertainties include national and local conditions, as well as competition, that could influence the levels (rate and volume) of retail, national and classified advertising and circulation generated by our various markets, material increases in newsprint prices and the timing and amount of savings realized as a result of our cost-control initiatives.  They also include other risks detailed from time to time in our publicly filed documents, including our Annual Report on Form 10-K for the year ended December 26, 2004.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 26, 2004, details our disclosures about market risk.  As of September 25, 2005, there have been no material changes in the Company’s market risk from December 26, 2004.

Item 4.    Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and Leonard P. Forman, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of September 25, 2005.  Based on such evaluation, Ms. Robinson and Mr. Forman concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased		(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under The Plans Or Programs
June 27, 2005 — July 31, 2005	110,186		$31.04	109,500	$163,421,000
August 1, 2005 — August 28, 2005	179,248		$31.46	177,000	$157,854,000
August 29, 2005 — September 25, 2005	81,709		$30.87	81,000	$155,355,000
Total for the third quarter of 2005	371,143	(2)	$31.20	367,500	$155,355,000

(1)          Except as otherwise noted, all purchases were made pursuant to the Company’s publicly announced share repurchase program.  As of October 28, 2005, the Company had authorization from its Board to repurchase an amount of up to $151.7 million of its Class A Common Stock.  The Board has authorized the Company to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

(2)          Includes 3,643 shares (686 shares in fiscal July, 2,248 shares in fiscal August and 709 shares in fiscal September) withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company’s 1991 Executive Stock Incentive Plan.  The shares were repurchased by the Company pursuant to the terms of the plan and not pursuant to the Company’s publicly announced share repurchase program.

Item 6.  Exhibits

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a - 14(a)/15d - 14(a) Certification

31.2	Rule 13a - 14(a)/15d - 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: November 4, 2005	/s/	Leonard P. Forman
Leonard P. Forman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended September 25, 2005

Exhibit No.

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a - 14(a)/15d - 14(a) Certification

31.2	Rule 13a - 14(a)/15d - 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002