Form 10-K
period 2005-12-25
NEW YORK TIMES CO
filed 2006-02-23
CIK 71691

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005	COMMISSION FILE NUMBER 1-5837

The New York Times Company
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1102020 (I.R.S. Employer Identification No.)
229 West 43rd Street, New York, N.Y. (Address of principal executive offices)	10036 (Zip code)

Registrant's telephone number, including area code: (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock of $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes. X No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes.       No. X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes. X No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer    X         Accelerated filer    ☐        Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes.       No. X

The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 24, 2005, the last business day of the registrant's most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $3.6 billion. As of such date, non-affiliates held 82,706 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant's common stock as of February 10, 2006, was as follows: 144,358,849 shares of Class A Common Stock and 834,242 shares of Class B Common Stock.

Document incorporated by reference	Part
Proxy Statement for the 2006 Annual Meeting of Stockholders	III

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled "Item 1A—Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-3 to F-20, contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission ("SEC") filings and otherwise. We have tried, where possible, to identify such statements by using words such as "believe," "expect," "intend," "estimate," "anticipate," "will," "project," "plan" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such factors include those described in "Item 1A—Risk Factors" below as well as other risks and factors identified from time to time in our SEC filings.

ITEM 1. BUSINESS.

INTRODUCTION

The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company including newspapers, Internet businesses, television and radio stations, investments in paper mills and other investments. Financial information about industry segments is incorporated by reference to Note 16 to the Consolidated Financial Statements on pages F-48 to F-50 of this report. The Company and its consolidated subsidiaries are referred to collectively in this Annual Report on Form 10-K as "we," "our" and "us."

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our Web site http://www.nytco.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

In 2005, we classified our businesses based on our operating strategies into the following segments:

•
the News Media Group:

•
The New York Times Media Group, consisting of The New York Times ("The Times"), NYTimes.com, the International Herald Tribune (the "IHT"), a newspaper distributor in the New York City metropolitan area, news, photo and graphics services, news and features syndication and (effective fiscal 2005) our two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group;

•
the New England Media Group, consisting of The Boston Globe (the "Globe"), Boston.com and the Worcester Telegram & Gazette, in Worcester, Mass. (the "T&G"); and

•
the Regional Media Group, consisting of 15 newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina and related print and digital businesses (including the North Bay Business Journal, a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties, acquired February 2005).

1

•
the Broadcast Media Group: television stations WTKR-TV serving Norfolk, Va.; WREG-TV serving Memphis, Tenn.; KFOR-TV and KAUT-TV (acquired November 2005), both serving Oklahoma City, Okla.; WNEP-TV serving Scranton, Penn.; WHO-TV serving Des Moines, Iowa; WHNT-TV serving Huntsville, Ala.; WQAD-TV serving Moline, Ill.; and KFSM-TV serving Fort Smith, Ark., and their related digital businesses.

•
About.com: On March 18, 2005, we acquired About.com, a leading online source for original consumer information and advice. About.com is a separate reportable segment of the Company.

Additionally, we own equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine; the Discovery Times Channel ("DTC"), a digital cable television channel; New England Sports Ventures, LLC ("NESV"), which owns the Boston Red Sox baseball club (including Fenway Park and approximately 80% of New England Sports Network, the regional cable sports network that televises the Red Sox games); and Metro Boston LLC ("Metro Boston"), which publishes a free daily newspaper catering to young professionals in the Boston metropolitan area (interest acquired on March 10, 2005).

Revenue from individual customers and revenues, operating profit and identifiable assets of foreign operations are not significant.

Seasonal variations in advertising revenues cause our quarterly results to fluctuate. Second-quarter and fourth-quarter advertising volume is typically higher than first- and third-quarter volume because economic activity tends to be lower during the winter and summer.

NEWS MEDIA GROUP

The News Media Group segment consists of The New York Times Media Group, the New England Media Group and the Regional Media Group.

Advertising Revenue

The majority of the News Media Group's revenue is derived from advertising sold in its newspapers and other publications and on its Web sites, as discussed below. We divide such advertising into three basic categories: national, retail and classified. Advertising revenue also includes preprints, which are advertising supplements. Below is a percentage breakdown of 2005 advertising revenue by division:

				Classified
									Other Advertising Revenue
	National		Retail and Preprint	Help Wanted	Real Estate	Auto	Other	Total Classified		Total

The New York Times Media Group	65	[1]%	14%	6%	9%	3%	2%	20%	1%	100%

New England Media Group	26		30	12	13	10	4	39	5	100

Regional Media Group	4		49	13	12	12	5	42	5	100

Total News Media Group	45		24	9	10	6	3	28	3	100

1
Includes all advertising revenue of the IHT.

Advertising revenue and volume information for the News Media Group appears on page F-9 of this Annual Report on Form 10-K.

The New York Times Media Group

The New York Times

The Times, a standard-size daily (Monday through Saturday) and Sunday newspaper, commenced publication in 1851.

Circulation

The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 49% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 51% is sold elsewhere. On Sundays, approximately 44% of the circulation is sold in the greater New York City area and 56% elsewhere. According to reports filed with the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2005, The Times had the largest daily and Sunday circulation of all seven-day newspapers in the United States.

The Times's average net paid weekday and Sunday circulation for the years ended December 25, 2005, and December 26, 2004, are shown below:

	Weekday (Mon. - Fri.)	Sunday
	(Thousands of copies)

2005	1,135.8	1,684.7

2004	1,124.7	1,669.7

Change	11.1	15.0

The increases in weekday and Sunday copies sold in 2005 compared with 2004 were due to increased copies to schools, colleges and corporate accounts.

Approximately 61% of the weekday and 66% of the Sunday circulation was sold through home delivery in 2005; the remainder was sold primarily on newsstands.

The Times reaches 5 million print readers on weekdays and 7 million on Sunday, according to a 2004 study by Scarborough, an independent market research vendor.

Advertising

Advertising rates for The Times increased an average of 5.3% in January 2005 and 5.2% in January 2006.

According to data compiled by TNS Media Intelligence, an independent agency that measures advertising sales volume and estimates advertising revenue, The Times had a 50.3% market share in 2005 in advertising revenue among a national newspaper set that includes USA Today, The Wall Street Journal and The New York Times. Based on recent data provided by TNS Media Intelligence and The Times's internal analysis, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area.

Production and Distribution

The Times is printed at its production and distribution facilities in Edison, N.J., and Flushing, N.Y., as well as under contract at 19 remote print sites across the United States and one in Toronto, Canada.

In 2005 and early 2006, The Times added two new contract print sites: Toronto, serving greater Toronto, as well as Buffalo, Rochester and other areas in upstate New York, and Houston. The Times is reviewing several markets for additional expansion in 2006.

Our subsidiary, City & Suburban Delivery Systems, Inc. ("City & Suburban"), operates a wholesale newspaper distribution business that distributes The Times and other newspapers and periodicals in New York City, Long Island (N.Y.), New Jersey and the counties of Westchester (N.Y.) and Fairfield (Conn.). In other markets in the United States and Canada, The Times is delivered through various newspapers and third-party delivery agents.

NYTimes.com

The Times's Web site, NYTimes.com, reaches wide audiences across the New York metropolitan region, the nation and around the world. In the United States, according to Nielsen NetRatings, an Internet traffic measurement service, average unique users visiting NYTimes.com reached 11.0 million per month in

2005 compared with 9.2 million per month in 2004. According to NYTimes.com internal metrics, in 2005, NYTimes.com had 17 million average monthly unique users worldwide. In addition, over 3.2 million people receive requested newsletters from NYTimes.com each day.

NYTimes.com primarily derives its revenue from the sale of advertising. Advertising is sold to both national and local customers and includes Web site display advertising (banners, half-page units, rich media), classified advertising (help-wanted, real estate, automobiles) and contextual advertising (links supplied by Google, an Internet search engine). In September 2005, The Times introduced TimesSelect, a product offering subscribers exclusive online access to columnists of The Times and the IHT and featuring access to The Times's extensive archives, previews of various sections, and tools for tracking and storing news and information. TimesSelect is priced annually at $49.95 or monthly at $7.95, but is available to home-delivery subscribers at no additional fee. As of mid-February 2006, there were approximately 425,000 subscribers, including home-delivery and online-only subscribers.

International Herald Tribune

The IHT, a daily (Monday through Saturday) newspaper, commenced publishing in Paris in 1887, is printed at 31 sites throughout the world and is sold in more than 185 countries. The IHT's average circulation for the years ended December 25, 2005, and December 26, 2004, were 242,000 and 241,000. These figures follow the guidance of Diffusion Controle, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most of France's newspapers and magazines. The figure for 2005 is an estimate as final 2005 numbers will not be available until April 2006. In 2005, 60% of the circulation was sold in Europe, the Middle East and Africa, 38% was sold in the Asia Pacific region and 2% was sold in the Americas.

Advertising rates for the IHT increased between 3% and 8% in January 2005 and between 3% and 5% in January 2006.

Radio

Beginning in fiscal 2005, our two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group, were included in The New York Times Media Group. WQXR, our classical music radio station, is working with The Times's News Services Division to expand the distribution of Times-branded news and information on the radio, through The Times's own resources and in collaboration with strategic partners. WQEW receives revenues under a time brokerage agreement with ABC, Inc., which currently provides substantially all of WQEW's programming. Under a separate option agreement, ABC, Inc. has the right to acquire WQEW at the end of 2006. The radio stations are operated under licenses from the Federal Communications Commission ("FCC") and are subject to FCC regulation. Radio license renewals are typically granted for terms of eight years. The licenses for both radio stations expire on June 1, 2006, and applications will be filed in 2006 to renew them. We anticipate that our radio licenses will be renewed for eight-year periods.

Other Businesses

The New York Times Media Group's other businesses include The New York Times Index, which produces and licenses The New York Times Index, a print publication, Digital Archive Distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets, and The New York Times News Services Division. The New York Times News Services Division is made up of Syndication Sales, which transmits articles, graphics and photographs from The Times, the Globe and other publications to approximately 650 newspapers and magazines in the United States and in more than 50 countries worldwide, and markets other supplemental news services and feature material, graphics and photographs from The Times and other leading news sources to newspapers and magazines around the world; and Business Development, which comprises Photo Archives, Book Development and a small publication unit.

New England Media Group

The Globe, Boston.com, and the T&G constitute our New England Media Group. The Globe is a daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1872. The T&G is a daily (Monday through Saturday) newspaper, which began publishing in 1866. Its Sunday companion, the Sunday Telegram, began in 1884.

Circulation

The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC, for the six-month period ended September 30, 2005, the Globe ranked first in New England for both daily and Sunday circulation volume.

The Globe's average net paid weekday and Sunday circulation for the years ended December 25, 2005, and December 26, 2004, are shown below:

	Weekday (Mon. - Fri.)	Sunday
	(Thousands of copies)

2005	413.3	646.4

2004	453.8	694.1

Change	(40.5)	(47.7)

The decreases in weekday and Sunday copies sold in 2005 compared with 2004 were primarily due to a directed effort to reduce the Globe's "other paid" circulation (primarily third-party bulk sponsored copies but also hotel copies); the positive impact in 2004 of the Red Sox World Series victory; and continuing adverse effects of telemarketing legislation.

Approximately 75% of the Globe's weekday circulation and 68% of its larger Sunday circulation were sold through home delivery in 2005; the remainder was sold primarily on newsstands.

The Boston Globe reaches 1.1 million print readers on weekdays and 1.6 million on Sunday, according to a 2005 Scarborough study.

The T&G, the Sunday Telegram and several Company-owned non-daily newspapers—some published under the name of Coulter Press—circulate throughout Worcester County and northeastern Connecticut. The T&G's average net paid weekday and Sunday circulation, for the years ended December 25, 2005 and December 26, 2004, are shown below:

	Weekday (Mon. - Fri.)	Sunday

2005	99,200	115,100

2004	103,000	121,300

Advertising

Both the Globe and the T&G increased advertising rates in each category of advertising in 2005. On January 1, 2006, the Globe increased all advertising rates by 0.5% to 5%, and the T&G increased all advertising rates by 2% to 4%.

Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc. for the year ended December 25, 2005, the Globe ranked first and the T&G ranked tenth in advertising inches among all newspapers published in New England.

Production and Distribution

All editions of the Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Mass. satellite plant. Virtually all of the Globe's home-delivered circulation was delivered in 2005 by a third-party service provider.

Boston.com

The Globe's Web site, Boston.com, reaches wide audiences in the New England region, the nation and around the world. In the United States, according to Nielsen NetRatings, average unique users visiting Boston.com reached 3.5 million per month in 2005 compared with 3.2 million per month in 2004.

Boston.com primarily derives its revenue from the sale of advertising. Advertising is sold to both national and local customers and includes Web site display advertising, classified advertising and contextual advertising.

Regional Media Group

The Regional Media Group includes 14 daily newspapers, of which 12 publish on Sunday, one paid weekly newspaper and related print and digital businesses. In February 2005, we acquired the North Bay Business Journal, a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties.

The average weekday and Sunday circulation for the year ended December 25, 2005, for each of the daily newspapers are shown below:

Daily Newspapers	Daily Circulation	Sunday Circulation	Daily Newspapers	Daily Circulation	Sunday Circulation

The Gadsden Times (Ala.)	22,400	23,200	The Ledger (Lakeland, Fla.)	70,600	87,700

The Tuscaloosa News (Ala.)	34,200	35,600	The Courier (Houma, La.)	18,500	20,000

TimesDaily (Florence, Ala.)	30,800	32,400	Daily Comet (Thibodaux, La.)	10,900	N/A

The Press Democrat (Santa Rosa, Calif.)	86,100	88,900	The Dispatch (Lexington, N.C.)	11,500	N/A

Sarasota Herald-Tribune (Fla.)	110,800	130,300	Times-News (Hendersonville, N.C.)	19,100	19,200

Star-Banner (Ocala, Fla.)	49,800	53,400	Wilmington Star-News (N.C.)	53,500	60,000

The Gainesville Sun (Fla.)	46,900	52,500	Herald-Journal (Spartanburg, S.C.)	47,900	55,600

The Petaluma Argus-Courier, in Petaluma, Calif., our only paid subscription weekly newspaper, had an average weekly circulation for the year ended December 25, 2005, of 7,300.

BROADCAST MEDIA GROUP

Our television stations are operated under licenses from the FCC and are subject to FCC regulations. Television license renewals are normally granted for terms of eight years. In 2005, the television stations within the Broadcast Media Group were as shown below (including KAUT-TV in Oklahoma City, Oklahoma, acquired November 2005):

Station	License Expiration Date	Market's Nielsen Ranking[1]	Network Affiliation	Band

WTKR-TV (Norfolk, Va.)	October 1, 2012	42	CBS	VHF
WREG-TV (Memphis, Tenn.)	August 1, 2005[3]	44	CBS	VHF
KFOR-TV (Oklahoma City, Okla.)	June 1, 2006[3]	45	NBC	VHF
KAUT-TV (Oklahoma City, Okla.)	June 1, 2006[3]	45	UPN	UHF
WNEP-TV (Scranton, Penn.)	August 1, 2007	54	ABC	UHF[2]
WHO-TV (Des Moines, Iowa)	February 1, 2006[3]	73	NBC	VHF
WHNT-TV (Huntsville, Ala.)	April 1, 2005[3]	84	CBS	UHF[2]
WQAD-TV (Moline, Ill.)	December 1, 2005[3]	95	ABC	VHF
KFSM-TV (Ft. Smith, Ark.)	June 1, 2005[3]	104	CBS	VHF

1
According to Nielsen Media Research's 2005/2006 Designated Market Area Market Rankings from fall 2005. Nielsen Media Research is a research company that measures audiences for television stations.
2
All other stations in this market are also in the UHF band.
3
Application for renewal of license pending.

We anticipate that our applications for renewal of our station licenses will result in the licenses being renewed for eight-year periods.

The television stations generally have three principal sources of revenue: local advertising (sold to advertisers in the immediate geographic areas of the stations), national spot advertising (sold to national clients by individual stations rather than networks), and compensation paid by the networks for carrying commercial network programs. Network compensation has declined at all stations over the past several years and will eventually be eliminated.

For each of our analog television stations except for KAUT-TV, we also operate a digital television station. All of our digital stations currently have channels in the UHF band, and, at present, all simultaneously broadcast substantially the same programs (except for some local weather or news programming) as the corresponding analog stations. On February 17, 2009, operators of television stations must shut down their analog stations and operate their digital television stations only, using either the channels on which the digital stations currently operate or other channels designated by the FCC.

ABOUT.COM

About.com is a leading consumer information source with a mission of providing "practical solutions for everyday problems." One of the top 10 most visited Web sites in 2005, About.com has 29.3 million average monthly unique visitors in the United States (per Nielsen NetRatings) and 42.6 million average monthly unique visitors worldwide (per About internal metrics). Over 500 topical advisors or "Guides" write about more than 57,000 topics and have generated over 1.2 million pieces of original content. About.com does not charge a subscription fee for access to its Web site. It generates revenues through display advertising relevant to the adjacent content, cost-per-click advertising (sponsored links in which About.com is paid when a user clicks on the ad) and e-commerce (including sales lead generation).

How About.com Generates Revenues

FOREST PRODUCTS INVESTMENTS AND
OTHER JOINT VENTURES

We have ownership interests in one newsprint mill and one mill producing supercalendered paper, a high finish paper used in some magazines and preprinted inserts, which is a higher-value grade than newsprint (the "Forest Products Investments"), as well as in DTC, NESV and Metro Boston. These investments are accounted for under the equity method and reported in "Investments in Joint Ventures" in our Consolidated Balance Sheets. For additional information on our investments, see Note 5 of the Notes to the Consolidated Financial Statements.

Forest Products Investments

We have a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by Abitibi-Consolidated ("Abitibi"), a global manufacturer of paper. Malbaie purchases pulp from Abitibi and manufactures newsprint from this raw material on the paper machine it owns within the Abitibi paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Abitibi for its pulp. In 2005, Malbaie produced 219,000 metric tons of newsprint, of which 97,000 tons or approximately 45% were sold to us, with the balance sold to Abitibi for resale.

We have a 40% equity interest in a partnership operating a supercalendered paper mill in Madison, Maine, Madison Paper Industries ("Madison"). Madison purchases the majority of its wood from local suppliers, mostly under long-term contracts. In 2005, Madison produced 196,000 metric tons, of which 21,000 tons or approximately 11% were sold to us.

Malbaie and Madison are subject to comprehensive environmental protection laws, regulations and orders of provincial, federal, state and local authorities of Canada or the United States (the "Environmental Laws"). The Environmental Laws impose effluent and emission limitations and require Malbaie and Madison to obtain, and operate in compliance with the conditions of, permits and other governmental authorizations ("Governmental Authorizations"). Malbaie and Madison follow policies and operate monitoring programs designed to ensure compliance with applicable Environmental Laws and Governmental Authorizations and to minimize exposure to environmental liabilities. Various regulatory authorities periodically review the status of the operations of Malbaie and Madison. Based on the foregoing, we believe that Malbaie and Madison are in substantial compliance with such Environmental Laws and Governmental Authorizations.

Other Joint Ventures

We own an interest of approximately 17% in NESV, which owns the Boston Red Sox, Fenway Park and approximately 80% of New England Sports Network, a regional cable sports network.

We and Discovery Communications, Inc. own and operate DTC, a digital cable television channel. We own a 50% interest in DTC. DTC is a non-fiction channel that offers documentary programming on recent history and newsworthy events.

In March 2005, we acquired a 49% interest in Metro Boston, which publishes a free daily newspaper catering to young professionals in the Greater Boston area.

RAW MATERIALS

The primary raw materials we use are newsprint and supercalendered paper. We purchase newsprint from a number of North American producers. A significant portion of such newsprint is purchased from Abitibi, North America's largest producer of newsprint.

In 2005 and 2004, we used the following types and quantities of paper (all amounts in metric tons):

	Newsprint		Coated, Supercalendered and Other Paper
	2005	2004	2005	2004

The New York Times Media Group[1],[2]	288,000	298,000	30,100	26,200

New England Media Group[1],[2]	112,000	125,000	4,900	5,200

Regional Media Group[1]	84,000	86,000	—	—

Total	484,000	509,000	35,000	31,400

1
During 2005 we converted substantially all of our newspapers from 48.8 gram newsprint to 45 gram newsprint. The usage of 45 gram newsprint in 2005 reduced newsprint consumption by approximately 18,000 tons.
2
The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine and the Globe's Sunday Magazine.

The paper used by The New York Times Media Group, the New England Media Group and the Regional Media Group was purchased from unrelated suppliers and related suppliers in which we hold equity interests (see "Forest Products Investments").

COMPETITION

Our media properties and investments compete for advertising and consumers with other media in their respective markets, including paid and free newspapers, broadcast, satellite and cable television, broadcast and satellite radio, video-on-demand services, Web sites, magazines, direct marketing and the Yellow Pages.

The Times competes for advertising and circulation with newspapers of general circulation in New York City and its suburbs, national publications such as The Wall Street Journal and USA Today, and other daily and weekly newspapers in markets in which it circulates.

The IHT's key competitors include The Wall Street Journal's European and Asian Editions, the Financial Times, Time, Newsweek International and The Economist. Satellite distribution of CNN, CNBC and the BBC adds a broadcast component to the available global sources of English language news, and the Internet provides additional sources of English language news.

The Globe competes for advertising and circulation with other daily, weekly and national newspapers distributed in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday).

Our other newspapers compete for advertising and circulation with a variety of newspapers and other advertising media in their markets.

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

All of our television stations compete directly with other television stations in their respective markets and with other video services, such as cable network programming carried on local cable systems, satellite-to-home systems, and other locally distributed media and the Internet.

About.com competes with large-scale portals and search sites, such as AOL, Google, MSN, Yahoo! and Ask Jeeves. About.com also competes with smaller targeted Web sites whose content overlaps with that of its individual channels, such as WebMD, CNET and iVillage.

DTC competes with cable channels such as A&E and the History Channel.

NESV competes in the Boston consumer entertainment market primarily with other professional sports teams and other forms of live, film and broadcast entertainment.

EMPLOYEES

As of December 25, 2005, we had approximately 11,965 full-time equivalent employees.

Employees

The New York Times Media Group	4,800

New England Media Group	2,940

Regional Media Group	2,925

Broadcast Media Group	860

About.com	90

Corporate/Shared Services	350

Total Company	11,965

Labor Relations

Approximately 3,000 full-time equivalent employees of The Times and City & Suburban are represented by 13 unions with 14 labor agreements. Approximately 2,000 full-time equivalent employees of the Globe are represented by 10 unions with 12 labor agreements. Collective bargaining agreements, covering the following categories of employees, with the expiration dates noted below, are either in effect or have expired, and negotiations for new contracts are ongoing:

	Employee Category	Expiration Date

The Times	Mailers, electricians, paperhandlers and machinists	March 30, 2006
	Stereotypers	March 30, 2007
	Drivers	March 30, 2008
	Operating engineers	May 31, 2008
	New York Newspaper Guild (representing non-production employees)	March 30, 2011
	Typographers	March 30, 2016
	Pressmen	March 30, 2017

City & Suburban	Building maintenance employees	May 31, 2006
	Drivers	March 30, 2008

The Globe	Boston Mailers Union	December 31, 2005
	Drivers, engravers, paperhandlers, machinists and garage mechanics	December 31, 2004
	Technical services group and electricians	December 31, 2005
	Boston Newspaper Guild (representing non-production employees)	December 31, 2005
	Typographers	December 31, 2006
	Warehouse employees	December 31, 2007
	Pressmen	December 31, 2010

The IHT has approximately 350 employees worldwide, including approximately 240 located in France, whose terms and conditions of employment are established by a combination of French National Labor Law, industry-wide collective agreements and company-specific agreements.

NYTimes.com and WQXR-FM also have unions representing some of their employees.

Approximately one-third of the 700 employees of the T&G are represented by four unions. Labor agreements with three production unions expired or expire on October 8, 2005, August 31, 2006 and November 30, 2006. The labor agreements with the Providence Newspaper Guild, representing newsroom and circulation employees, expire on August 31, 2007.

Of the 348 full-time employees at The Press Democrat, 134 are represented by four unions. The labor agreements with the Newspaper Guild, Pressmen and Typographical unions expire in December 2008, and the labor agreement with the Teamsters, which represents certain employees in the circulation department, expires in April 2007.

We cannot predict the timing or the outcome of the various negotiations described above.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K. Our business, financial condition or results of operations could be materially adversely affected by any or all of these risks or by other risks that we currently cannot identify.

All of our businesses face substantial competition for advertisers, and this competition is increasingly intense with, and within, the digital area.

We are subject to competition for advertising revenues in our various markets, including from paid and free newspapers, magazines, broadcast, satellite and cable television, broadcast and satellite radio, video-on-demand services, Web sites, direct marketing and the Yellow Pages. Competition affects our ability to attract and retain advertisers and to maintain or increase advertising rates.

Competition for advertising revenue is increasingly intense with, and within, the digital area, where the popularity of the Internet and low barriers to entry have led to a wide variety of alternatives available to advertisers and consumers. As media audiences fragment, we expect advertisers to re-allocate a portion of their advertising budgets to nontraditional media, such as Web sites and search engines, which can offer more measurable returns than traditional print media through, among other things, pay-for-performance and keyword-targeted Internet advertising. Also, we may compete with companies that sell products and services online because these companies are trying to attract users to their Web sites directly to search for information about products and services.

In recent years, Web sites dedicated to help wanted, real estate and automobile sales have become significant competitors of our newspapers and Web sites for classified advertising, and entities with a larger Internet presence are entering the classified market, heightening the risk of continued erosion. We may experience greater competition from specialized Web sites in other areas, such as travel and entertainment advertising. Although the amount of advertising on our own Web sites has been increasing, we may experience a decline in advertising revenues if we are unable to attract advertising to our Web sites in sufficient volume or at rates comparable to print rates.

Our network-affiliated broadcast properties face significant competition that may result in increased audience fragmentation that adversely affects advertising revenues.

Our network-affiliated broadcast stations face significant competition. Several developments could cause further fragmentation of the television viewing audience and therefore increase competition, including:

  •
  system upgrades and technological advances resulting in increased channel capacities on cable and direct broadcast satellite systems,

  •
  the entry of telephone companies into the video distribution market,

  •
  the emergence of new portable video distribution platforms, and

  •
  the availability of network programming on the Internet and through video-on-demand services.

This fragmentation may adversely affect our television stations' ability to sell advertising.

Regulatory developments may intensify the competitive market.

Changes in the regulatory and technological environment are bringing about a global consolidation of media companies and convergence among various forms of media. The FCC is currently considering changes to its media ownership rules, which could either broaden or continue to restrict our opportunities to invest in additional broadcast stations. These changes could also cause us to face increased competition from other media entities.

Decreases, or slow growth, in circulation adversely affects our circulation revenues and also our advertising revenues.

Circulation is another significant source of revenue for us. In recent years, we, along with the newspaper industry as a whole, have experienced difficulty increasing circulation volume and revenues because of, among other things, competition from other forms of media (often free to the user), particularly the Internet, and the declining frequency of regular newspaper buying, particularly among young people, who increasingly rely on nontraditional media as a source of news.

A prolonged decline in circulation copies would have a material effect on the rate and volume of advertising revenues (as rates reflect circulation and readership, among other factors). It could also affect our ability to institute circulation price increases for our print products. To maintain our circulation base, we may incur additional costs, and we cannot assure you that we will be able to recover these costs through increased circulation and advertising revenues.

Negative economic conditions in our principal markets would adversely affect our advertising revenues.

National and local economic conditions, particularly in the New York City and Boston metropolitan regions, affect the levels of our retail, national and classified advertising revenue. For example, difficult economic conditions in the New England region have contributed to lower levels of advertising at our properties there. Future negative economic conditions in this and other principal markets would adversely affect our level of advertising revenues.

Our largest newspaper properties are dependent on national advertising.

A significant portion of advertising revenues for our largest newspaper properties is from national advertising. As a result, events that affect national advertisers, such as structural changes and challenges to their traditional business models, may change the level of our advertising revenues. Increased consolidation among major national and retail advertisers has depressed, and may continue to depress, the level of our advertising revenue.

The success of our business depends substantially on our reputation as a provider of quality journalism and content in print, digital and broadcast.

We believe that our products have excellent reputations for quality journalism and content. This reputation is based in part on consumer perceptions as to a variety of subjective qualities and could be damaged by incidents that erode consumer trust. To the extent consumers perceive the quality of our content to be less reliable, our ability to attract readers and advertisers may be hindered.

The proliferation of nontraditional media, largely available at no cost, challenges the traditional media model, in which quality journalism has primarily been supported by print advertising revenues. If consumers fail to differentiate our content from other content providers, on the Internet or otherwise, we may experience a decline in revenues.

Our potential inability to execute cost-control measures successfully could result in total costs and expenses that are greater than expected.

We have taken steps to lower our expenses by reducing staff and employee benefits and implementing general cost-control measures. If we do not achieve expected savings as a result of these steps or if our operating costs increase as a result of our growth strategy, our total costs and expenses may be greater than anticipated. Although we believe that appropriate steps have been taken to implement cost-control efforts, if not managed properly, such efforts may affect the quality of our products and our ability to generate future revenue. In addition, reductions in staff and employee benefits could adversely affect our ability to attract and retain key employees.

The price of newsprint has historically been volatile, and a significant increase would have an adverse effect on our operating results.

The cost of raw materials, of which newsprint is the major component, represented 11% of our total costs in 2005. The price of newsprint has historically been volatile and, in recent years, has increased. Consolidation in the North American newsprint industry has reduced the number of suppliers. Overall newsprint supply has declined as a result of paper mill closures and conversions to other grades of paper, which in turn has increased the likelihood of future price increases. Although we have adopted measures to reduce consumption, such as converting to lighter-weight newsprint, reducing page width where practical and managing waste through technology enhancements, our operating results would be adversely affected if newsprint prices increased significantly.

A significant portion of our employees are unionized, and our results could be adversely affected if labor negotiations were to restrict our ability to maximize the efficiency of our operations.

A significant portion of our work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Although we have in place long-term contracts for a substantial portion of our unionized work force, our results could be adversely affected if future labor negotiations were to restrict our ability to maximize the efficiency of our operations. In addition, if we were to experience labor unrest, our ability to produce and deliver our most significant products could be impaired.

We continue to develop new products and services for evolving markets. There can be no assurance of the success of these efforts due to a number of factors, some of which are beyond our control.

There are substantial uncertainties associated with our efforts to develop new products and services for evolving markets, and substantial investments may be required. The success of these ventures will be determined by our efforts, and in some cases by those of our partners, fellow investors and licensees. Initial timetables for the introduction and development of new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives, rapid technological change, regulatory changes and shifting market preferences, may cause new markets to move in unanticipated directions.

We may buy or sell different properties as a result of our evaluation of our portfolio of products, which may affect our costs, revenues, profitability and financial position.

From time to time, we evaluate the various components of our portfolio of products and may, as a result, buy or sell different properties. Such acquisitions or divestitures may affect our costs, revenues, profitability and financial position. We may also consider the acquisition of specific properties or businesses that fall outside our traditional lines of business if we deem such properties sufficiently attractive. From time to time, we make non-controlling minority investments in public and private entities. We may have limited voting rights and an inability to influence the direction of such entities. In addition, if the value of the companies in which we invest declines, we may be required to take a charge to earnings.

Each year, we evaluate the various components of our portfolio in connection with annual impairment testing, and we may record a charge if the financial statement carrying value of an asset is in excess of its estimated fair value. Fair value could be adversely affected by changing market conditions within our industry.

Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources and other unanticipated problems and liabilities. In addition, financing acquisitions may require the incurrence of debt or the issuance of additional stock.

Our Class B stock is principally held by descendants of Adolph S. Ochs, through a family trust, and this control could create conflicts of interest or inhibit potential changes of control.

We have two classes of stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock are entitled to elect 30% of the Board of Directors and to vote, with Class B common stockholders, on the reservation of shares for equity grants, certain material acquisitions and the ratification of the selection of the Company's auditors. Holders of Class B Common Stock are entitled to elect the remainder of the Board and to vote on all other matters. Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, who purchased The Times in 1896. A family trust holds 88% of the Class B Common Stock. As a result, the trust has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock. Under the terms of the trust agreement, trustees are directed to retain the Class B Common Stock held in trust and to vote such stock against any merger, sale of assets or other transaction pursuant to which control of The Times passes from the trustees, unless they unanimously determine that the primary objective of the trust can be achieved better by the implementation of such transaction. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A Common Stock could be adversely affected.

Regulatory developments, particularly with respect to our broadcast properties, may result in increased costs.

All of our operations are subject to government regulation in the jurisdictions in which they operate. Changing regulations may result in increased costs that adversely affect results.

Our broadcast stations in particular are subject to regulation by the FCC, and operate under FCC licenses that are generally granted for a period of eight years. Nine of our eleven stations are currently seeking renewal of their broadcast licenses or are scheduled to file renewal applications within the next year. The FCC substantially regulates radio and television station operations in many significant ways, including, but not limited to, employment practices, political advertising, indecency and obscenity, sponsorship identification, children's programming, issue-responsive programming, closed captioning, signal carriage, ownership, and engineering, transmissions, antenna and other technical matters. Changes in FCC regulation, the failure of the FCC to grant a station's renewal application or the imposition of conditions on a renewal could adversely affect the profitability of our broadcast business.

All television stations are required to construct digital television ("DTV") facilities, and eight of our nine television stations (all but KAUT) have constructed and are operating such facilities. Stations may provide high definition programming ("HDTV") and/or digital "multicast" services (multiple streams of programming) on their DTV channels. Uncertainty associated with rules governing cable carriage of HDTV and multicast services may affect the future profitability of our digital television operations. Digital stations are unlikely to produce significant additional revenue until consumers have purchased a substantial number of digital television receivers.

On February 17, 2009, each television station will be required to retire its analog channel and operate as a digital facility exclusively. The stations expect to operate on their assigned digital channels, except WHNT, which is operating on a temporary allocation provided by the FCC. Permanent channels will be determined within the framework of a FCC licensing process prior to the 2009 conversion date. It remains uncertain how the transition to DTV will affect our broadcast operations.

Due to the wide geographic scope of our operations, the IHT is subject to regulation by political entities throughout the world.

If our capital expenditures, related to our new headquarters or otherwise, exceed our projections, we may require additional funding, which, if not available on terms acceptable to us, could adversely affect our growth, financial condition and results of operations.

We are in the process of constructing our new headquarters building, which we currently expect to occupy in mid-2007. As of December 25, 2005, we had incurred capital expenditures of approximately $425 million related to the development of the building, of which $184 million was incurred by our development partner, and we currently expect to incur total capital expenditures of $1,001 to $1,068 million, of which $400 to $429 million will be paid by our development partner. We have funded, and will continue to fund, our share of capital contributions from cash from operations and external financing sources. Our development partner's share is being funded through capital contributions and a construction loan. For a detailed description of the financing arrangements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—New Headquarters Building" and Note 17 of the Notes to the Consolidated Financial Statements. Under the terms of the building operating agreement and financing arrangements, a lien related to the construction loan will be released from our condominium units upon substantial completion of the building's core and shell but will remain upon our development partner's condominium units until the construction loan is repaid in full. If our development partner is unable to obtain other financing to repay the construction loan, we must lend them approximately $119.5 million to pay a portion of the construction loan balance.

Although the construction of our new headquarters is currently on schedule and within budget, due to the uncertainties inherent in major construction projects, it is possible that construction of the new building may not be completed within the expected time frame and/or anticipated budget. In addition, we may have unanticipated capital expenditure requirements in the future. If we cannot obtain capital from increases in our cash flow from operating activities, we may incur increased borrowing costs. If financing is not available on terms acceptable to us, our growth, financial condition and results of operations could suffer materially.

ITEM 2. PROPERTIES.

The general character, location, terms of occupancy and approximate size of our principal plants and other materially important properties as of December 25, 2005, are listed below.

General Character of Property	Approximate Area in Square Feet (Owned)	Approximate Area in Square Feet (Leased)

News Media Group
Printing plants, business and editorial offices, garages and warehouse space located in:

New York, N.Y.	—	865,800	[1]

Flushing, N.Y.	—	515,000	[2]

Edison, N.J.	—	1,300,000	[3]

Boston, Mass.	703,217	20,261

Billerica, Mass.	290,000	—

Other locations	1,600,600	473,320

Broadcast Media Group
Business offices, studios and transmitters at various locations	339,823	14,545

About.com	—	21,133

Total	2,933,640	3,210,059

1
Includes 714,000 square feet in our existing New York City headquarters, at 229 West 43rd St., which we sold and leased back on December 27, 2004.
2
We are leasing a 31-acre site in Flushing, N.Y., where our printing and distribution plant is located, and have the option to purchase the property at any time prior to the end of the lease in 2019.
3
The Edison production and distribution facility is occupied pursuant to a long-term lease with renewal and purchase options.

We sold our existing New York City headquarters on December 27, 2004. Pursuant to the terms of the sale agreement, we are leasing back our existing headquarters through 2007, when we expect to occupy our new headquarters, currently being constructed in the Times Square area. The new headquarters will contain approximately 1.54 million gross square feet of space, of which 825,000 gross square feet will be owned by us. For additional information on the new headquarters, including anticipated costs, see Note 17 of the Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS.

There are various legal actions that have arisen in the ordinary course of business and are now pending against us. Such actions are usually for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing such actions with our legal counsel that the ultimate liability that might result from such actions will not have a material adverse effect on our consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Executive Officers of the Registrant

Name	Age	Employed By Registrant Since	Recent Position(s) Held As Of February 23, 2006

Corporate Officers
Arthur Sulzberger, Jr.	54	1978	Chairman (since 1997) and Publisher of The Times (since 1992)
Janet L. Robinson	55	1983
			President and Chief Executive Officer since 2005; Executive Vice President and Chief Operating Officer (2004); Senior Vice President, Newspaper Operations (2001 to 2004); President and General Manager of The Times (1996 to 2004)
Michael Golden	56	1984	Vice Chairman (since 1997); Publisher of the IHT (since 2003); Senior Vice President (1997 to 2004)
Leonard P. Forman	60	1974[1]
			Executive Vice President (since 2004) and Chief Financial Officer (since 2002); Senior Vice President (2001 to 2004); President and Chief Executive Officer, The New York Times Company Magazine Group, Inc. (1998 to 2001)
Martin A. Nisenholtz	50	1995	Senior Vice President, Digital Operations (since 2005); Chief Executive Officer, New York Times Digital (1999 to 2005)
David K. Norton	50	2006
			Senior Vice President, Human Resources (since February 15, 2006); Vice President, Human Resources, Starwood Hotels & Resorts, and Executive Vice President, Starwood Hotels & Resorts Worldwide, Inc. (2000 to February 14, 2006)
Solomon B. Watson IV	61	1974	Senior Vice President (since 1996) and Chief Legal Officer (since 2006); General Counsel (1989 to 2005); Secretary (2000 to 2002)
R. Anthony Benten	42	1989	Vice President (since 2003); Treasurer (since 2001); Assistant Treasurer (1997 to 2001)
Rhonda L. Brauer	46	1992	Secretary (since 2002), Corporate Governance Officer (since 2006) and Senior Counsel (since 1994)
Jennifer C. Dolan	59	1979	Vice President, Forest Products (since 2002); Executive Director, Forest Products (2000 to 2002)
James C. Lessersohn	50	1987	Vice President, Finance and Corporate Development (since 2001); Vice President and Treasurer (1999 to 2001)

Catherine J. Mathis	52	1997	Vice President, Corporate Communications (since 2000); Director, Investor Relations (1997 to 2000)
Kenneth A. Richieri	54	1983	Vice President (since 2002) and General Counsel (since 2006); Deputy General Counsel (2001 to 2005); Vice President and General Counsel, New York Times Digital (1999 to 2003)
Stuart P. Stoller	50	1996	Vice President (since 1996), Process Engineering (since 2005) and Corporate Controller (since 1996)
David A. Thurm	52	1982	Chief Information Officer (since 2004); Vice President, Real Estate Development (2000 to 2004); Chief Operating Officer, New York Times Digital (1999 to 2000)
Operating Unit Executives
P. Steven Ainsley	53	1982	President and Chief Operating Officer, Regional Media Group (since 2003); Senior Vice President, Regional Media Group (1999-2002)
Robert H. Eoff	56	1969	President, Broadcast Media Group (since 2004); Vice President, Broadcast Media Group (1999 to 2004); President and General Manager, WREG-TV (1995 to 2004)
Richard H. Gilman	55	1983	Publisher of The Globe (since 1999)
Scott H. Heekin-Canedy	54	1987[2]	President and General Manager of The Times (since 2004); Senior Vice President, Circulation of The Times (1999 to 2004)

1
Mr. Forman left the Company in 1986 and returned in 1996.
2
Mr. Heekin-Canedy left the Company in 1989 and returned in 1992.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The additional information required by this item appears on page F-61 of this Annual Report on Form 10-K.

(a)    Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders
Stock options	31,200,000	[1]	$41	5,880,000	[2]
Employee Stock Purchase Plan	—		—	7,992,000	[3]
Stock awards	633,000	[4]	—	644,000	[5]

Total	31,833,000		—	14,516,000
Equity compensation plans not approved by security holders	None		None	None

1
Includes shares of Class A stock to be issued upon exercise of stock options granted under our 1991 Executive Stock Incentive Plan (the "NYT Stock Plan"), our Non-Employee Directors' Stock Option Plan and our 2004 Non-Employee Directors' Stock Incentive Plan (together, the "Directors' Plans").
2
Includes shares of Class A stock available for future stock options to be granted under the NYT Stock Plan and the 2004 Non-Employee Directors' Stock Incentive Plan (the "2004 Directors' Plan"). The 2004 Directors' Plan provides for the issuance of up to 500,000 shares of Class A stock in the form of stock options or restricted stock awards. The amount reported for stock options includes the aggregate number of securities remaining (approximately 400,000 as of December 25, 2005) for future issuances under that plan.
3
Includes shares of Class A stock available for future issuance under our Employee Stock Purchase Plan.
4
Includes shares of Class A stock to be issued upon conversion of restricted stock units and retirement units under the NYT Stock Plan.
5
Includes shares of Class A stock available for stock awards under the NYT Stock Plan.

Unregistered Sales of Equity Securities

On November 15, 2005, we issued 4,560 shares of Class A Common Stock to a holder of 4,560 shares of Class B Common Stock upon the conversion of such Class B shares into Class A shares. On December 19, 2005, we issued 1,490 shares of Class A Common Stock to a holder of 1,490 shares of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversions, which were in accordance with our Certificate of Incorporation, did not involve a public offering and were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c)    Issuer Purchases of Equity Securities1

Period	Total Number of Shares of Class A Common Stock Purchased (a)		Average Price Paid Per Share of Class A Common Stock (b)	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs (d)

September 26, 2005– October 30, 2005	127,506		$28.46	127,000	$151,741,000
October 31, 2005– November 27, 2005	100,528		$27.79	100,200	$148,956,000
November 28, 2005– December 25, 2005	156,144		$27.28	156,000	$144,701,000
Total for the fourth quarter of 2005	384,178	[2]	$27.80	383,200	$144,701,000

1
Except as otherwise noted, all purchases were made pursuant to our publicly announced share repurchase program. On April 13, 2004, our Board of Directors (the "Board") authorized repurchases in an amount up to $400 million. As of February 10, 2006, we had authorization from the Board to repurchase an amount of up to approximately $142 million of our Class A Common Stock. The Board has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

2
Includes 978 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the NYT Stock Plan. The shares were repurchased by us pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item appears on pages F-1 to F-2 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item appears on pages F-3 to F-20 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item appears on pages F-20 to 21 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item appears on pages F-22 to F-54 and pages F-60 to F-61 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and Leonard P. Forman, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of December 25, 2005. Based on such evaluation, each of Ms. Robinson and Mr. Forman concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included, as part of this Annual Report on Form 10-K, a report of management's assessment of the effectiveness of our internal controls as of December 25, 2005. Deloitte & Touche LLP, our independent registered public accounting firm, has audited management's assessment of, and the effectiveness of, our internal control over financial reporting. Management's report and the report of Deloitte & Touche LLP appear on pages F-57 to F-59 of this Annual Report on Form 10-K under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 25, 2005, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal Number 1—Election of Directors," "Interest of Directors in Certain Transactions of the Company," and "Audit Committee Financial Experts" in the section titled "Board of Directors and Corporate Governance," of our Proxy Statement for the 2006 Annual Meeting of Stockholders.

The Board has adopted a code of ethics that applies not only to our CEO and senior financial officers, as required by the SEC, but also to our Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our Web site, http://www.nytco.com.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the sections titled "Directors' Compensation," "Directors' and Officers' Liability Insurance" and "Compensation of Executive Officers," but only up to and not including the section titled "Performance Presentation," of our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In addition to the information set forth under the caption "Equity Compensation Plan Information" in Item 5 above, the information required by this item is incorporated by reference to the sections titled "Principal Holders of Common Stock," "Security Ownership of Management and Directors" and "The 1997 Trust," of our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the sections titled "Interest of Directors in Certain Transactions of the Company," and "Compensation of Executive Officers," but only up to and not including the section titled "Performance Presentation," of our Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the section titled "Proposal Number 2—Selection of Auditors," beginning with the section titled "Audit Committee's Pre-Approval Policies and Procedures," but only up to and not including the section titled "Recommendation and Vote Required" of our Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A)   Documents Filed as Part of This Report

(1)    Financial Statements

Our Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K and are set forth on pages F-22 to F-54. The reports of Deloitte & Touche LLP, an independent registered public accounting firm, dated February 23, 2006, are set forth on page F-56 and page F-58 of this Annual Report on Form 10-K.

(2)    Supplemental Schedules

The following additional consolidated financial information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements set forth on pages F-22 to F-54. Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements on the aforementioned pages.

Page
Consolidated Schedules for the Three Years Ended December 25, 2005:
II—Valuation and Qualifying Accounts	S-1

Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

(3)    Exhibits

An exhibit index has been filed as part of this Annual Report on Form 10-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2006

(Registrant)
THE NEW YORK TIMES COMPANY
By:	/s/ RHONDA L. BRAUER Rhonda L. Brauer, Secretary and Corporate Governance Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	TITLE	DATE
ARTHUR SULZBERGER, JR.	Chairman, Director	February 23, 2006
JANET L. ROBINSON	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2006
MICHAEL GOLDEN	Vice Chairman and Director	February 23, 2006
JOHN F. AKERS	Director	February 23, 2006
BRENDA C. BARNES	Director	February 23, 2006
RAUL E. CESAN	Director	February 23, 2006
LYNN G. DOLNICK	Director	February 23, 2006
LEONARD P. FORMAN	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2006
WILLIAM E. KENNARD	Director	February 23, 2006
JAMES M. KILTS	Director	February 23, 2006
DAVID E. LIDDLE	Director	February 23, 2006
ELLEN R. MARRAM	Director	February 23, 2006
THOMAS MIDDELHOFF	Director	February 23, 2006
HENRY B. SCHACHT	Director	February 23, 2006
STUART P. STOLLER	Vice President, Process Engineering and Corporate Controller (Principal Accounting Officer)	February 23, 2006
CATHY J. SULZBERGER	Director	February 23, 2006
DOREEN A. TOBEN	Director	February 23, 2006

THE NEW YORK TIMES COMPANY 2005 FINANCIAL REPORT

SELECTED FINANCIAL DATA

	As of and for the Years Ended
(In thousands, except per share and employee data)	December 25, 2005	December 26, 2004	December 28, 2003	December 29, 2002	December 30, 2001

INCOME STATEMENT DATA
Revenues	$3,372,775	$3,303,642	$3,227,200	$3,079,007	$3,015,958
Total expenses	3,014,667	2,793,689	2,687,650	2,534,139	2,641,555
Gain on sale of assets	122,946	—	—	—	—
Operating profit	481,054	509,953	539,550	544,868	374,403
Interest expense, net	49,168	41,760	44,757	45,435	47,199
Income from continuing operations before income taxes and minority interest	446,104	476,645	499,847	492,103	339,676
Income from continuing operations	265,605	292,557	302,655	299,747	202,222
Cumulative effect of a change in accounting principle, net of income taxes	(5,852)	—	—	—	—
Discontinued operations, net of income taxes – Magazine Group	—	—	—	—	242,450
Net income	259,753	292,557	302,655	299,747	444,672

BALANCE SHEET DATA
Property, plant and equipment – net	$1,468,403	$1,367,384	$1,275,128	$1,233,658	$1,181,221
Total assets	4,533,037	3,949,857	3,801,716	3,633,842	3,438,684
Total debt, including commercial paper and capital lease obligations	1,396,380	1,058,847	955,302	958,249	759,537
Common stockholders' equity	1,516,248	1,400,542	1,392,242	1,269,307	1,149,653

PER SHARE OF COMMON STOCK
Basic earnings per share
Income from continuing operations	$1.83	$1.98	$2.01	$1.98	$1.29
Cumulative effect of a change in accounting principle, net of income taxes	(.04)	—	—	—	—
Discontinued operations, net of income taxes – Magazine Group	—	—	—	—	1.54

Net income	$1.79	$1.98	$2.01	$1.98	$2.83

Diluted earnings per share
Income from continuing operations	$1.82	$1.96	$1.98	$1.94	$1.26
Cumulative effect of a change in accounting principle, net of income taxes	(.04)	—	—	—	—
Discontinued operations, net of income taxes – Magazine Group	—	—	—	—	1.52

Net income	$1.78	$1.96	$1.98	$1.94	$2.78

Dividends per share	$.65	$.61	$.57	$.53	$.49
Common stockholders' equity per share	$10.39	$9.38	$9.11	$8.20	$7.18

Average Basic Shares Outstanding	145,440	147,567	150,285	151,563	157,082

Average Diluted Shares Outstanding	145,877	149,357	152,840	154,805	160,081

KEY RATIOS
Operating profit to revenues	14%	15%	17%	18%	12%
Return on average common stockholders' equity	18%	21%	23%	25%	37%
Return on average total assets	6%	8%	8%	8%	13%
Total debt to total capitalization	48%	43%	41%	43%	40%
Current assets to current liabilities	.62	.55	.79	.77	.66
Ratio of earnings to fixed charges	6.66	8.77	9.24	9.26	6.37

FULL-TIME EQUIVALENT EMPLOYEES	11,965	12,300	12,400	12,150	12,050

•
The Selected Financial Data of the New York Times Company (the "Company") should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operation and the Consolidated Financial Statements and the related Notes included in this Annual Report on Form 10-K.

•
See page F-2 for certain items included in Selected Financial Data. All earnings per share amounts for the items on page F-2 are on a diluted basis.

The items below are included in the Selected Financial Data.

2005

The items below increased net income by $5.2 million or $.04 per share.

•
a $122.9 million pre-tax gain resulting from the sales of the Company's current headquarters ($63.3 million after tax, or $.43 per share) as well as property in Florida ($5.0 million after tax, or $.03 per share).

•
a $57.8 million pre-tax charge ($35.3 million after tax, or $.23 per share) for staff reductions.

•
a $32.2 million pre-tax charge ($21.9 million after tax, or $.15 per share) related to stock-based compensation expense. The expense in 2005 is significantly higher than in prior years due to the Company's adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment, in 2005.

•
a $10.5 million pre-tax charge ($5.9 million after tax, or $.04 per share) for costs associated with the cumulative effect of a change in accounting principle related to the adoption of FASB Interpretation No. ("FIN") 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.

2004

There were no items of the type discussed here in 2004.

2003

The item below increased net income by $8.5 million or $.06 per share.

•
a $14.1 million pre-tax gain related to a reimbursement of remediation expenses at one of the Company's printing plants.

2002

The item below reduced net income by $7.7 million or $.05 per share.

•
a $12.6 million pre-tax charge for staff reductions.

2001

The items below increased net income by $150.6 million or $.94 per share.

•
a $412.0 million pre-tax gain ($241.3 million after tax, or $1.51 per share) resulting from the sale of Golf Digest, Golf Digest Woman, Golf World and Golf World Business ("Magazine Group").

•
a $90.4 million pre-tax charge ($53.8 million after tax, or $.34 per share) for staff reductions.

•
$42.8 million in amortization expense ($36.9 million after tax, or $.23 per share) that would not have been expensed if FAS No. 142, Goodwill and Other Intangible Assets, had been adopted at the beginning of 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our Business

We are a leading media company with a portfolio of properties that serve our customers in print, in broadcast and online. Our core purpose is to enhance society by creating, collecting and distributing high-quality news, information and entertainment. We fulfill our mission to be a leader in media by maintaining the highest journalistic standards, bringing people together in communities of shared interest and adhering to our core principles of integrity, customer focus, innovation, collaboration and economic vitality. Our strategy is to build a lean, agile and disciplined organization that will invigorate growth across our existing businesses and platforms, create lines of products in key content areas across multiple mediums and develop and institutionalize a forward-looking research and development capability. We are committed to focusing our efforts on strengthening our multiple platforms, creating targeted new products and transforming our advertising and editorial processes to maximize revenue growth. We also remain committed to reducing costs and making our operations more efficient.

In 2005 we made acquisitions and an investment to strengthen our multiple platforms (see the "2005 Events" section below).

Our revenues were $3.4 billion in 2005. The percentage of revenues contributed by segment is below.

The business model for each of our segments is summarized below:

The News Media Group (consisting of The New York Times Media Group, which includes The New York Times ("The Times"), NYTimes.com, the International Herald Tribune (the "IHT") and two New York City radio stations (see below); the New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers and their related print and digital businesses). The News Media Group derives advertising revenues by offering advertisers a means to promote their brands, products and services to the buying public in print, online and through radio. The News Media Group also derives circulation revenues by offering the public timely news and editorial materials and advertisements. Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services and direct marketing. News Media Group revenues in 2005 by category and percentage share are below.

The News Media Group's main operating expenses are employee-related costs and raw materials, primarily newsprint.

Beginning in 2005, the results of our two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group, are included in the results of the News Media Group as part of The New York Times Media Group.

Broadcast Media Group (consisting of nine network-affiliated television stations, including KAUT-TV, which was acquired in November 2005). The Broadcast Media Group derives almost all of its revenues (98% in 2005) from the sale of commercial time to advertisers. The Broadcast Media Group's main operating expenses are employee-related costs and programming costs.

About.com, acquired in March 2005 (an online consumer information provider). About.com generates revenues through display advertising relevant to the adjacent content, cost-per-click advertising (sponsored links in which About.com is paid when a user clicks on the ad) and e-commerce (including sales lead generation). Almost all of its revenues (96% in 2005) are derived from the sale of advertisements (display and cost-per-click advertising). Cost-per-click advertising accounts for slightly less than 50% of About.com's total advertising revenues. About.com does not charge a subscription fee for access to its Web site. About.com's main operating expenses are employee-related costs and content and hosting costs.

Joint Ventures Our long-term strategy is also pursued through our equity investments, which are:

•
a 50% interest in the Discovery Times Channel ("DTC"), a digital cable television channel,

•
a 49% interest in Metro Boston LLC ("Metro Boston") (see the "2005 Events" section below),

•
a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"), and a 40% interest in a partnership, Madison Paper Industries ("Madison"), operating a supercalendered paper mill in Maine, and

•
a 16.7% interest in New England Sports Ventures ("NESV"), which owns the Boston Red Sox, Fenway Park and approximately 80% of the New England Sports Network, a regional cable sports network.

2005 Highlights

Below are highlights for 2005. See the remaining portion of this discussion for more details on the items discussed below.

•
Advertising revenues grew approximately 4% in 2005 over 2004, in part due to the acquisition of About.com. In addition, advertising revenues increased due to growth in online revenues and higher print rates, partially offset by lower print volume.

•
Circulation revenues decreased approximately 1% compared with 2004, mainly due to a decrease in copies sold at the Globe.

•
Expense growth for 2005 was approximately 8%, primarily because of staff reduction expenses, the acquisition of About.com, and incremental stock-based compensation expense, due to the adoption of Financial Accounting Standards Board ("FASB") Statement of Accounting Standards ("FAS") No. 123-R (revised 2004) Share-Based Payment ("FAS 123-R") (see "2005 Events" section below). In addition, expenses increased due to higher distribution, outside printing, promotion, and newsprint expense.

•
Net income and diluted earnings per share in 2005 were $259.8 million and $1.78 per share compared with $292.6 million and $1.96 per share, respectively, in 2004. Included in net income and diluted earnings per share are the items discussed in this Annual Report on Form 10-K on page F-2, immediately following the Selected Financial Data.

2005 Events

Staff Reductions
In 2005, we announced plans to reduce our staff by approximately 700 employees. In 2005, staff reductions resulted in a total pre-tax charge of $57.8 million ($35.3 million after tax or $.23 per share). We also plan to take a charge of approximately $10 to $13 million in 2006 for staff reductions announced in 2005, most of which will be recorded in the first quarter of 2006.

Acquisitions
In November 2005, we acquired KAUT-TV, a UPN station in Oklahoma City, for approximately $23 million. KAUT-TV, which is located in the same television market as our station KFOR-TV (a "duopoly"), is a part of the Broadcast Media Group.

In March 2005, we acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider. The purchase price was approximately $410 million. This acquisition provides us with strategic benefits, including diversifying our advertising base and extending our reach among Internet users. About.com is a separate reportable segment.

In February 2005, we acquired the North Bay Business Journal ("North Bay"), a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties, for approximately $3 million. North Bay is included in the News Media Group as part of the Regional Media Group.

See Notes 2, 3 and 16 of the Notes to the Consolidated Financial Statements for additional information regarding these acquisitions.

Investment
In March 2005, we invested $16.5 million to acquire a 49% interest in Metro Boston, which publishes a free daily newspaper catering to young professionals in the Greater Boston area. Our investment in Metro Boston is accounted for under the equity method, and therefore the investment and results of operations are included in "Investments in joint ventures" and "Net income/(loss) from joint ventures" in our Consolidated Balance Sheet and Statement of Income.

The acquisitions and investment above were funded through a combination of short-term and long-term debt.

Sale of Assets
In the first quarter of 2005, we recognized a $122.9 million pre-tax gain from the sale of assets. We completed the sale of our current headquarters in New York City for $175.0 million and entered into a lease for the building with the purchaser/lessor through 2007, when we expect to occupy our new headquarters (see Note 17 of the Notes to the Consolidated Financial Statements). The sale resulted in a total pre-tax gain of $143.9 million, of which $114.5 million ($63.3 million after tax or $.43 per diluted share) was recognized in the first quarter of 2005. The remainder of the gain is being deferred and amortized over the lease term in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In addition, we sold property in Sarasota, Fla., which resulted in a pre-tax gain in the first quarter of 2005 of $8.4 million ($5.0 million after tax or $.03 per diluted share).

See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding the sale of assets.

Adoption of FAS 123-R
In December 2004, the FASB issued FAS 123-R. FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

At the beginning of 2005, we adopted FAS 123-R. Stock-based compensation expense in 2005 was $32.2 million ($21.9 million after tax or $.15 per diluted share).

See Note 14 of the Notes to the Consolidated Financial Statements for additional information regarding the adoption of FAS 123-R.

Trends and Uncertainties

We monitor various trends and uncertainties that affect our revenues and expenses. We consider key uncertainties to include advertising and circulation volumes, the fluctuations of which can have a material effect on our operating results. Variability in the price of newsprint or in employee-related expenses can also materially affect our operating results.

Our cash flow from operating activities, our primary source of liquidity, is adversely affected when advertising and/or circulation volume declines and/or the costs to operate our business, particularly newsprint and employee-related costs, increase. One of our key management priorities is to anticipate levels of advertising and circulation revenues, newsprint prices and employee-related expenses while we manage our businesses to maximize operating profit during expanding and contracting economic cycles.

Advertising Revenues
Our advertising revenues, which account for approximately 68% of revenues, are susceptible to economic swings and are difficult to predict, particularly given the increasing competition we face in the markets in which we operate.

Advertising revenues for our largest segment, the News Media Group, in 2005 were approximately $2.1 billion (92% of total Company advertising revenues). The News Media Group's advertising revenues consisted of:

•
45% national advertising

•
28% classified advertising

•
24% retail advertising and

•
3% other advertising.

As reflected above, a significant portion of our largest newspapers' advertising revenues is from national advertising. As a result, events that affect national advertisers, such as structural changes and changes to their traditional business models, may change the level of our advertising revenues. Increased consolidation among major national and retail advertisers has depressed, and may continue to depress, the level of our advertising revenue.

We are subject to competition for advertising revenues in our various markets, including from paid and free newspapers, magazines, broadcast, satellite and cable television, broadcast and satellite radio, video-on-demand services, Web sites, direct marketing and the Yellow Pages. Competition affects our ability to attract and retain advertisers and to maintain or increase advertising rates.

Circulation Revenues

Circulation is another significant source of revenue for us. In recent years, we, along with the newspaper industry as a whole, have experienced difficulty increasing circulation volume and revenues because of, among other things, competition from other forms of media, particularly the Internet, and the declining frequency of regular newspaper buying, particularly among young people, who increasingly rely on nontraditional media as a source of news.

Expenses

Managing expenses is a key component of our strategy. We review our expense structure on an ongoing basis to ensure that we are operating our businesses effectively. This review focuses on reducing costs by streamlining our operations, freeing up resources and achieving cost benefits from productivity gains. In 2005, our cost-control efforts principally addressed employee-related costs and newsprint expense, our main operating expenses. In 2005, we announced staff reductions of approximately 700 positions to be completed in 2006 and made cost-saving modifications to certain employee benefit plans. We have also adopted a number of measures to reduce newsprint consumption, including converting to lighter-weight paper. We continually monitor newsprint prices, which are subject to supply and demand market conditions and have increased in recent years.

To manage the uncertainties inherent in our businesses, we prepare monthly forecasts of anticipated results of operations, including expected advertising and circulation revenues and newsprint prices. Actual results are closely analyzed to determine if changes are required to maximize operating profit, such as implementing pricing increases, delaying capital projects or initiating additional cost reduction measures.

2006 Expectations

We have not provided 2006 guidance for earnings, revenue growth or expense growth. Below are certain items that will affect the financial statements in 2006 as well as guidance on certain key financial measures.

•
Because we have a fiscal year that equalizes the number of Sundays, 2006 has an extra week. In the fourth quarter of 2006, there will be 14 weeks rather than 13.

•
We expect that the News Media Group will benefit from higher print and online advertising rates in 2006. At The Times, we project print rates will rise about 5%, and at the Globe and our Regional Media Group, we expect print rates to increase approximately 3%.

•
The Times raised home-delivery rates in New York and across the country about 4% effective February 6. This is expected to result in additional circulation revenues of approximately $7 to $8 million in 2006.

•
The Broadcast Media Group results are expected to benefit from a full year of revenues for KAUT-TV, mid-term elections and the Winter Olympics.

•
Our revenues will include a full year of revenue from About.com, which is expected to have double-digit revenue and operating profit growth.

•
We plan to make additional investments online and to grow circulation revenues. We expect to add more print sites to increase the availability of The Times outside the metropolitan New York area.

•
We will also remain focused on reducing costs, improving efficiencies and streamlining operations.

The key financial measures for 2006 discussed in the table below are computed under GAAP.

Item	2006 Expectation

Newsprint cost per ton	Growth expected to be 11% to 13%
Depreciation & amortization	$154 to $158 million
Capital expenditures	$485 to $535 million(a)
Results from joint ventures	$18 to $22 million
Interest expense	$58 to $62 million
Tax rate	39.6%

(a)
Under GAAP, total capital expenditures reflected in our financial statements include our capital expenditures for our new headquarters building as well as those of our development partner:

Company*	$355 to $385 million
Development partner	$130 to $150 million

$485 to $535 million

* Includes $240 to $270 million for our new headquarters

RESULTS OF OPERATIONS

Overview

Unless stated otherwise, all references to 2005, 2004 and 2003 refer to our fiscal years ended, or the dates as of, December 25, 2005, December 26, 2004 and December 28, 2003. The following table presents our consolidated financial results on a GAAP basis. The results set forth in the table and discussed in this section include the items discussed in this report on page F-2, immediately after the table of Selected Financial Data.

				% Change
(In thousands)	2005	2004	2003	05-04	04-03

REVENUES
Advertising	$2,278,239	$2,194,644	$2,120,814	3.8	3.5
Circulation	873,975	883,995	885,767	(1.1)	(0.2)
Other	220,561	225,003	220,619	(2.0)	2.0

Total	3,372,775	3,303,642	3,227,200	2.1	2.4

COSTS AND EXPENSES
Production costs
Raw materials	321,084	296,594	274,147	8.3	8.2
Wages and benefits	690,754	672,901	671,040	2.7	0.3
Other	528,546	506,053	483,608	4.4	4.6

Total	1,540,384	1,475,548	1,428,795	4.4	3.3
Selling, general and administrative expenses	1,474,283	1,318,141	1,258,855	11.8	4.7

Total	3,014,667	2,793,689	2,687,650	7.9	3.9

GAIN ON SALE OF ASSETS	122,946	—	—	N/A	—

OPERATING PROFIT	481,054	509,953	539,550	(5.7)	(5.5)
Net income/(loss) from joint ventures	10,051	240	(8,223)	*	*
Interest expense, net	49,168	41,760	44,757	17.7	(6.7)
Other income	4,167	8,212	13,277	(49.3)	(38.1)

Income from continuing operations before income taxes and minority interest	446,104	476,645	499,847	(6.4)	(4.6)
Income taxes	180,242	183,499	197,762	(1.8)	(7.2)
Minority interest in net (income)/loss of subsidiaries	(257)	(589)	570	(56.4)	*

Income from continuing operations	265,605	292,557	302,655	(9.2)	(3.3)
Cumulative effect of a change in accounting principle, net of income taxes	(5,852)	—	—	N/A	—

NET INCOME	$259,753	$292,557	$302,655	(11.2)	(3.3)

*
Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

				% Change
(In millions)	2005	2004	2003	05-04	04-03

Revenues:
News Media Group	$3,189.8	$3,158.0	$3,098.0	1.0	1.9
Broadcast Media Group	139.1	145.6	129.2	(4.5)	12.7
About.com (from March 18, 2005)	43.9	—	—	N/A	—

Total	$3,372.8	$3,303.6	$3,227.2	2.1	2.4

News Media Group

Advertising, circulation and other revenues by division of the News Media Group and for the group as a whole were as follows:

				% Change
(In millions)	2005	2004	2003	05-04	04-03

The New York Times Media Group
Advertising	$1,264.8	$1,220.7	$1,195.7	3.6	2.1
Circulation	615.5	615.9	623.1	(0.1)	(1.2)
Other	157.0	165.0	168.0	(4.8)	(1.8)

Total	$2,037.3	$2,001.6	$1,986.8	1.8	0.7

New England Media Group
Advertising	$467.6	$481.6	$464.5	(2.9)	3.7
Circulation	170.7	181.0	174.6	(5.7)	3.7
Other	37.0	38.0	34.4	(2.6)	10.4

Total	$675.3	$700.6	$673.5	(3.6)	4.0

Regional Media Group
Advertising	$367.5	$349.7	$333.8	5.1	4.8
Circulation	87.8	87.1	88.1	0.7	(1.1)
Other	21.9	19.0	15.8	14.8	20.2

Total	$477.2	$455.8	$437.7	4.7	4.1

Total News Media Group
Advertising	$2,099.9	$2,052.0	$1,994.0	2.3	2.9
Circulation	874.0	884.0	885.8	(1.1)	(0.2)
Other	215.9	222.0	218.2	(2.8)	1.7

Total	$3,189.8	$3,158.0	$3,098.0	1.0	1.9

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. In 2005, advertising revenues increased compared with 2004 due to growth in online revenues and higher print rates, partially offset by lower print volume from weak print advertising markets (see the chart below for a breakdown of volume by category). Advertising revenues at The New York Times Media Group were higher in 2005 than 2004 due to higher national, retail and classified advertising revenue. The New England Media Group advertising revenues were lower in 2005 than 2004 because of decreases in classified, national and retail advertising revenues. Advertising revenues for the Regional Media Group increased due to higher classified and retail advertising revenues. The News Media Group's online advertising revenues rose 29.5% in 2005 compared with 2004 due to growth in all categories.

In 2004 advertising revenues increased compared with 2003 due to higher advertising rates partially offset by lower volume due to a weak advertising market. Advertising revenues at The New York Times Media Group were higher in 2004 than 2003 mainly due to increases in national and retail advertising revenues partially offset by lower classified advertising revenues. The New England Media Group advertising revenues were higher in 2004 than 2003 because increases in classified and retail advertising revenues more than offset lower national advertising revenues. Advertising revenues for the Regional Media Group increased due to higher classified and retail advertising revenues. The News Media Group's online advertising revenues rose 37.5% in 2004 compared with 2003 due to growth in all categories.

During the last few years, we have continued to be adversely affected by a weak print advertising environment. Advertising volume for the News Media Group was as follows:

				% Change
(Inches in thousands, preprints in thousands of copies)
	2005	2004	2003	05-04	04-03

News Media Group
National(a)	2,468.4	2,512.4	2,557.9	(1.7)	(1.8)
Retail	6,511.7	6,541.8	6,609.7	(0.5)	(1.0)
Classified	9,532.2	9,675.5	9,839.9	(1.5)	(1.7)
Part Run/Zoned	2,087.3	2,215.6	2,120.9	(5.8)	4.5

Total	20,599.6	20,945.3	21,128.4	(1.7)	(0.9)

Preprints	2,979,723	2,897,241	2,852,021	2.8	1.6

(a)
Includes all advertising volume from the IHT.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the subscription rates charged to customers. Circulation revenues in 2005 decreased slightly compared with 2004 mainly due to a decrease in copies sold at the Globe. Circulation revenues at the New York Times Media Group and Regional Media Group remained flat in 2005 compared with 2004.

Circulation revenues in 2004 were at approximately the same levels as they were in 2003. Higher circulation revenues at the Globe, primarily due to price increases, were offset by lower circulation revenues at The Times, primarily due to an increase of education and other lower-rate copies sold in 2004 compared with 2003.

Broadcast Media Group

In 2005, revenues at the Broadcast Media Group decreased compared with 2004 primarily due to lower political advertising revenues. In 2004 revenues at the

Broadcast Media Group increased compared with 2003 primarily due to the high level of political advertising in 2004, due to the 2004 elections. Net political advertising revenues were $2.0 million in 2005, $15.3 million in 2004 and $4.7 million in 2003.

Costs and Expenses

Below is a chart of our consolidated costs and expenses.

Components of Consolidated Costs and Expenses

Consolidated Costs and Expenses as a Percentage of Revenues

Costs and expenses were as follows:

				% Change
(In millions)	2005	2004	2003	05-04	04-03

Production costs:
Raw materials	$321.1	$296.6	$274.1	8.3	8.2
Wages and benefits	690.8	672.9	671.0	2.7	0.3
Other	528.5	506.1	483.7	4.4	4.6

Total production costs	1,540.4	1,475.6	1,428.8	4.4	3.3
Selling, general and administrative expenses	1,474.3	1,318.1	1,258.9	11.8	4.7

Total	$3,014.7	$2,793.7	$2,687.7	7.9	3.9

Production Costs

Total production costs in 2005 were unfavorably affected by the acquisition of About.com and incremental stock-based compensation expense resulting from the adoption of FAS 123-R. Total production costs for 2005 increased compared with 2004, primarily due to the factors mentioned above as well as increased newsprint expense, increased outside printing expense and higher wages and benefits. Newsprint expense rose 6.7% in 2005 compared with 2004, due to an 8.0% increase from higher prices partially offset by a 1.3% decrease stemming from lower consumption.

Total production costs for 2004 increased compared with 2003, primarily due to an increase in outside printing expense, mainly because of strategic investments made at The Times and the IHT, and higher compensation and newsprint expense. Newsprint expense rose 7.4% in 2004 compared with 2003, due to a 7.7% increase from higher prices partially offset by a 0.3% decrease stemming from lower consumption. Additionally, production costs in 2004 benefited from lower benefits expense, including workers' compensation expense, which partially offset the increase in expenses.

Selling, General and Administrative Expenses

In 2005, total selling, general and administrative ("SGA") expenses increased because of staff reduction expenses, incremental stock-based compensation expense as a result of the adoption of FAS 123-R, and the inclusion of About.com. SGA expenses for 2005 also rose due to an increase in distribution and promotion expense.

SGA expenses for 2004 rose compared with 2003 primarily due to increases in promotion and distribution expenses mainly because of strategic investments made at The Times and the IHT and higher compensation expense. SGA expenses in 2003 included a $14.1 million benefit from the reimbursement of remediation expenses at one of our printing plants, which contributed to the expense growth in 2004.

The following table sets forth consolidated costs and expenses by reportable segment, Corporate and the Company as a whole.

				% Change
(In millions)	2005	2004	2003	05-04	04-03

Costs and expenses:
News Media Group	$2,816.1	$2,637.2	$2,539.9	6.8	3.8
Broadcast Media Group	111.9	107.2	100.6	4.4	6.7
About.com (from March 18, 2005)	32.3	—	—	N/A	—
Corporate	54.4	49.3	47.2	10.3	4.4

Total	$3,014.7	$2,793.7	$2,687.7	7.9	3.9

News Media Group

In 2005, costs and expenses for the News Media Group increased due to staff reduction expenses and the recognition of stock-based compensation expense. Costs and expenses for the News Media Group increased in 2005 compared with 2004 and in 2004 compared with 2003 primarily due to increased distribution, promotion and outside printing expenses, mainly because of circulation initiatives, and higher newsprint and compensation expense.

Broadcast Media Group

Costs and expenses for the Broadcast Media Group increased in 2005 compared with 2004 and in 2004 compared with 2003 primarily due to increased compensation expense. In 2005, compensation expense was also higher due to the recognition of stock-based compensation expense.

Corporate

Costs and expenses for Corporate increased in 2005 compared with 2004 and in 2004 compared with 2003 primarily due to increased compensation expense (including stock-based compensation expense).

Depreciation and Amortization

Consolidated depreciation and amortization by reportable segment, Corporate and the Company as a whole, were as follows:

				% Change
(In millions)	2005	2004	2003	05-04	04-03

Depreciation and Amortization:
News Media Group	$119.3	$124.6	$127.7	(4.3)	(2.4)
Broadcast Media Group	8.3	8.5	8.8	(1.9)	(4.4)
About.com (from March 18, 2005)	9.2	—	—	N/A	—
Corporate(a)	7.0	9.4	9.2	(25.6)	2.7

Total Depreciation and Amortization	$143.8	$142.5	$145.7	0.9	(2.2)

(a)
Beginning in fiscal 2005, restricted stock is being recorded as stock-based compensation expense. For comparability, restricted stock in prior years (recorded at Corporate) which had been reported as amortization expense, has been reclassified to conform with the 2005 presentation. Restricted stock expense was $4.3 million in 2004 and $2.0 million in 2003.

Operating Profit

Consolidated operating profit, by reportable segment, Corporate and the Company as a whole, were as follows:

				% Change
(In millions)	2005	2004	2003	05-04	04-03

Operating Profit (Loss):
News Media Group	$373.6	$520.9	$558.2	(28.3)	(6.7)
Broadcast Media Group	27.2	38.4	28.6	(29.3)	34.0
About.com (from March 18, 2005)	11.8	—	—	N/A	—
Corporate	(54.4)	(49.3)	(47.2)	10.3	4.4
Gain on sale of assets	122.9	—	—	N/A	—

Total Operating Profit	$481.1	$510.0	$539.6	(5.7)	(5.5)

In the first quarter of 2005, we recognized a pre-tax gain of $122.9 million from the sale of our existing New York City headquarters as well as property in Florida.

The reasons underlying the year-to-year changes in each segment's and Corporate's operating profit are discussed above under "Revenues" and "Costs and Expenses."

Non-operating Items

Net Income/(Loss) from Joint Ventures

We have investments in DTC, Metro Boston, two paper mills (Malbaie and Madison) and NESV, which are accounted for under the equity method. Our proportionate share of these investments is recorded in "Net income/(loss) from joint ventures" in our Consolidated Statements of Income. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding these investments.

We recorded income from joint ventures of $10.1 million and $0.2 million in 2005 and 2004, respectively, and recorded a loss from joint ventures of $8.2 million in 2003.

The increase in 2005 compared with 2004 was primarily due to improved performance at DTC and NESV.

The income from joint ventures in 2004 compared with a loss in 2003 was principally due to higher sales volume and paper selling prices at the paper mills as well as improved performance at DTC.

Interest Expense, Net

Interest expense, net, was as follows:

(In millions)	2005	2004	2003

Interest expense	$60.0	$51.4	$51.2
Loss from extinguishment of debt	4.8	—	—
Interest income	(4.4)	(2.4)	(1.9)
Capitalized interest	(11.2)	(7.2)	(4.5)

Interest expense, net	$49.2	$41.8	$44.8

In 2005, "Interest expense, net" increased primarily due to the expenses associated with the redemption of our 8.25% debentures in March 2005, higher levels of debt outstanding and higher short-term interest rates. This increase was partially offset by higher levels of capitalized interest related to our new headquarters. In 2004, "Interest expense, net" decreased primarily due to higher levels of capitalized interest related to our new headquarters.

Other Income

"Other income" in our Consolidated Statements of Income includes the following items:

(In millions)	2005	2004	2003

Non-compete agreement	$4.2	$5.0	$5.0
Advertising credit	—	3.2	8.3

Other income	$4.2	$8.2	$13.3

We entered into a five-year $25 million non-compete agreement in connection with the sale of the Santa Barbara News-Press in 2000. This income was recognized on a straight-line basis over the life of the agreement, which ended in October 2005. The advertising credit relates to credits for advertising that we issued which were not used within the allotted time by the advertiser.

Cumulative Effect of a Change in Accounting Principle

In March 2005, the FASB issued FASB Interpretation No. ("FIN") 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. We adopted FIN 47 effective December 2005 and accordingly recorded an after-tax charge of $5.9 million or $.04 per diluted share ($10.5 million pre-tax) as a cumulative effect of a change in accounting principle in our Consolidated Statement of Income.

See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding the cumulative effect of this accounting change.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Information about our financial position as of December 2005 and December 2004 is presented in the following table:

			% Change
Financial Position Summary (In millions)
	2005	2004	05-04

Cash and cash equivalents	$44.9	$42.4	6.0
Short-term debt(a)	498.1	587.4	(15.2)
Long-term debt(a)	898.3	471.5	90.5
Stockholders' Equity	1,516.2	1,400.5	8.3
Ratios:
Total debt to total capitalization	48%	43%	11.6
Current ratio	.62	.55	12.7

(a)
Short-term debt includes the current portion of long-term debt (none in 2005), commercial paper outstanding and the current portion of capital lease obligations. Long-term debt also includes the long-term portion of capital lease obligations.

In 2006 we expect our cash balance, cash provided from operations, and available third-party financing, described below, to be sufficient to meet our normal operating commitments and debt service requirements, to fund planned capital expenditures, to repurchase shares of our Class A Common Stock, to make contributions to our pension plans and to pay dividends to our stockholders.

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions.

These repurchases may be suspended from time to time or discontinued. In 2005 and 2004, we repurchased 1.7 million and 6.8 million shares of Class A Common Stock, at a cost of approximately $57 million and $293 million, respectively.

For the June 2005 dividend on our Class A and Class B Common Stock, the Board of Directors authorized a $.01 per share increase, to $.165 per share from $.155 per share. Subsequent quarterly dividend payments in September and December 2005 were also made at this rate. We paid dividends of approximately $95 million and $90 million in 2005 and 2004, respectively.

In December 2005 and 2004 we made tax-deductible contributions of $47.3 million and $57.4 million, respectively, to our qualified pension plans.

New Headquarters Building

We are in the process of constructing our new headquarters building in New York City (the "Building"), which we expect to occupy in 2007. In December 2001, one of our wholly owned subsidiaries ("NYT"), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, "FC") became members of The New York Times Building LLC (the "Building Partnership"), a partnership established for the purpose of constructing the Building.

Actual and anticipated capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(In millions)	NYT	FC	Total

2001-2005	$241	$184	$425

2006	$240-$270	$130-$150	$370-$420

2007	$120-$128	$86-$95	$206-$223

Total	$601-$639	$400-$429	$1,001-$1,068

Less: net of sale proceeds(a)	$106	—	$106

Total, net of sale proceeds	$495-$533(b)	$400-$429	$895-$962

(a)
Represents cash proceeds from the sale of our existing headquarters (see "2005 Events" in this discussion), net of income taxes and transaction costs. This amount is not net of our future rental payments associated with the leaseback.

(b)
Includes estimated capitalized interest and salaries of $45 to $55 million.

See Note 17 of the Notes to the Consolidated Financial Statements for additional information on our new headquarters building.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

				% Change
(In millions)	2005	2004	2003	05-04	04-03

Operating activities	$294.3	$444.0	$466.3	(33.7)	(4.8)
Investing activities	$(495.5)	$(192.1)	$(245.9)	*	(21.9)
Financing activities	$204.4	$(249.2)	$(218.7)	*	14.0

*
Represents an increase or decrease in excess of 100%.

Our current priorities for use of cash are:

•
Investment in capital projects intended to improve operations. In particular, investments in technology to increase revenues, reduce costs, improve efficiencies or help us better serve our customers,

•
Construction of the Building,

•
Strategic investments,

•
Stock repurchases and

•
Dividend payments to shareholders.

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

Net cash provided by operating activities decreased in 2005 compared with 2004 primarily due to lower cash earnings. In 2005, while revenues increased approximately 2% over 2004, this increase was more than offset by an 8% increase in costs and expenses.

Net cash provided by operating activities decreased in 2004 compared with 2003 primarily due to lower cash earnings, partially offset by an improvement in working capital requirements.

Investing Activities

Cash from investing activities generally include proceeds from the sale of assets or a business. Cash used in investment activities generally include payments for the acquisition of new businesses, equity investments and capital expenditures.

Net cash used in investing activities increased in 2005 compared with 2004 primarily due to the acquisitions and investment made in 2005 partially offset by proceeds from the sale of assets (see "2005 Events" in this discussion).

Net cash used in investing activities decreased in 2004 compared with 2003 primarily due to the use of cash for the acquisition of the IHT in 2003.

Capital expenditures (on an accrual basis) were $229.5 million in 2005, $211.2 million in 2004 and $167.3 million in 2003. The 2005, 2004 and 2003 amounts include our costs related to the Building of approximately $87 million, $58 million and $52 million as well as our development partner's costs, of $54 million, $42 million and $52 million, respectively. See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding the Building.

Financing Activities

Cash from financing activities generally include borrowings under our commercial paper program, the issuance of long-term debt, and funds from stock option exercises. Cash used in financing activities generally include the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of our Class A Common Stock.

Net cash provided by financing activities in 2005 was primarily from the issuance of commercial paper and long-term debt ($658.6 million), partially offset by the repayment of long-term debt ($323.5 million), the payment of dividends ($94.5 million) and stock repurchases ($57.4 million). In 2004, net cash used in financing activities was primarily due to stock repurchases ($293.2 million) and the payment of dividends ($90.1 million). During 2005, we used cash for certain acquisitions and the construction of the Building and therefore had fewer share repurchases compared with 2004.

Net cash used in financing activities increased in 2004 compared with 2003 primarily due to higher stock repurchases partially offset by higher commercial paper borrowings. Our stock repurchases totaled $293.2 million in 2004 compared with $208.5 million in 2003. We had net commercial paper borrowings of $107.4 million in 2004 compared with $49.9 million in 2003.

See our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

•
A commercial paper facility,

•
Revolving credit agreements, and

•
Medium-term notes.

Our total debt, including commercial paper and capital lease obligations, was $1.4 billion as of December 2005 and $1.1 billion as of December 2004. Total unused borrowing capacity under all financing arrangements amounted to $366.9 million as of December 2005. See Note 7 of the Notes to the Consolidated Financial Statements for additional information related to our debt.

During 2005, Moody's and Standard and Poor's lowered their ratings on our long-term debt to A2 and A, respectively, and confirmed their ratings of P1 and A1, respectively, on our short-term debt. We do not have any liabilities subject to accelerated payment upon a ratings downgrade and do not expect the downgrade of our long-term debt ratings to have any material impact on our ability to borrow. However, as a result of these downgrades, we may incur higher borrowing costs with respect to any future long-term issuances. We do not currently expect these costs to be significant.

Our 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, matured on March 15, 2005. Our repayment of these notes resulted in a decrease in "Current portion of long-term debt and capital lease obligations" in our Consolidated Balance Sheet as of December 2005.

On March 15, 2005, we also redeemed all of our $71.9 million outstanding 8.25% debentures, callable on March 15, 2005, and maturing on March 15, 2025, at a redemption price of 103.76% of the principal amount. The redemption premium and unamortized issuance costs resulted in a loss from the extinguishment of debt of $4.8 million and is included in "Interest expense, net" in our Consolidated Statement of Income.

On March 17, 2005, we issued 5-year notes of $250.0 million maturing March 15, 2010, bearing interest at an annual rate of 4.5%, and 10-year notes of $250.0 million maturing March 15, 2015, bearing interest at an annual rate of 5.0%. Interest is payable semi-annually on March 15 and September 15 on both series of notes.

Commercial Paper

Our liquidity requirements may be funded through the issuance of commercial paper. Our $600.0 million commercial paper program is supported by our revolving credit agreements (see below). Commercial paper issued by us is unsecured and can have maturities of up to 270 days.

We had $496.5 million in commercial paper outstanding as of December 2005, with a weighted average interest rate of 4.3% per annum and an average of 53 days to maturity from original issuance. We had $335.4 million in commercial paper outstanding as of December 2004, with a weighted average interest rate of 2.3% per annum and an average of 7 days to maturity from original issuance.

Revolving Credit Agreements

The primary purpose of our revolving credit agreements is to support our commercial paper program. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $670.0 million available under the two revolving credit agreements, we have issued letters of credit of $31.6 million. The remaining balance of $638.4 million supports our commercial paper program discussed above. There were no borrowings outstanding under the revolving credit agreements as of December 2005.

Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.

The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. The amount of stockholders' equity in excess of the required levels was $427.6 million as of December 2005, compared with $376.8 million as of December 2004.

Medium-Term Notes

Our liquidity requirements may also be funded through the public offer and sale of notes under our $300.0 million medium-term note program. As of December 2005, we had issued $75.0 million of medium-term notes under this program. The remaining $225.0 million of medium-term notes may be issued from time to time pursuant to our current effective shelf registration.

Contractual Obligations

Our significant contractual obligations as of December 2005 are set forth below. The information provided in the table below is based on management's best estimate and assumptions as of December 2005. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In millions)	Total	2006	2007–2008	2009–2010	Later Years

Long-term debt(a)	$825.5	$—	$151.5	$349.0	$325.0
Capital leases(b)	126.8	7.4	14.8	18.6	86.0
Operating leases(b)	116.3	28.4	29.2	17.4	41.3
Benefit plans(c)	921.9	76.5	159.5	171.4	514.5

Total	$1,990.5	$112.3	$355.0	$556.4	$966.8

(a)
Excludes commercial paper of $496.5 million as of December 2005. This amount will be paid in 2006. See Note 7 of the Notes to the Consolidated Financial Statements for additional information related to our commercial paper program and long-term debt.

(b)
See Note 17 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.

(c)
Includes estimated benefit payments, net of plan participant contributions, under our sponsored pension and postretirement plans. The liabilities related to both plans are included in "Other Liabilities-Other" in our Consolidated Balance Sheets. Payments included in the table above have been estimated over a ten-year period; therefore the amounts included in the "Later Years" column include payments for the period of 2011-2015. While benefit payments under these plans are expected to continue beyond 2015, we believe that an estimate beyond this period is unreasonable. See Notes 10, 11 and 12 of the Notes to the Consolidated Financial Statements for additional information related to our pension and postretirement plans.

In addition to the pension and postretirement liabilities discussed above, "Other Liabilities-Other" in our Consolidated Balance Sheets include liabilities related to i) deferred compensation, primarily consisting of our deferred executive compensation plan (the "DEC plan"), ii) tax contingencies and iii) various other liabilities. These liabilities are not included in the table above primarily because the future payments are not determinable. The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. While the deferrals are initially for a period of a minimum of two years (after which time taxable distributions must begin), the executive has the option to extend the deferral period. Therefore, the future payments under the DEC plan are not determinable. Our tax contingency liability is related to various current and potential tax audit issues. This liability is determined based on our estimate of whether additional taxes will be due in the future. Any additional taxes due will be determined only upon the completion of current and future tax audits, and the timing of such payments, which are not expected within one year, cannot be determined. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on "Other Liabilities-Other."

We have a contract with a major paper supplier to purchase newsprint. The contract requires us to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases are excluded from the table above.

Off-Balance Sheet Arrangements

We have outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe and on behalf of third parties that provide printing and distribution services for The Times's National Edition. As of December 2005, the aggregate potential liability under these guarantees was approximately $30 million. See Note 17 of the Notes to the Consolidated Financial Statements for additional information regarding our guarantees as well as our commitments and contingent liabilities.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements for the periods presented.

We continually evaluate the policies and estimates we use to prepare our Consolidated Financial Statements. In general, management's estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by management.

We believe our critical accounting policies include our accounting for long-lived assets, retirement benefits, stock-based compensation, income taxes, self-insurance liabilities and accounts receivable allowances. Additional information about these policies can be found in Note 1 of the Notes to the Consolidated Financial Statements. Specific risks related to our critical accounting policies are discussed below.

Long-Lived Assets

Goodwill and certain other intangible assets are tested for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets, and all other long-lived assets are tested for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Long-lived assets, including intangible assets, were $3.3 billion, or approximately 73% of "Total Assets," and $2.8 billion, or approximately 72% of "Total Assets," in our Consolidated Balance Sheets as of December 2005 and December 2004, respectively. The impairment analysis is considered critical to our segments because of the significance of long-lived assets to our Consolidated Balance Sheets.

We evaluate whether there has been an impairment of goodwill or other intangible assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. All other long-lived assets are tested for impairment if certain circumstances indicate that a possible impairment exists. An impairment in value exists when the carrying amount of a long-lived asset is not recoverable (undiscounted cash flows are less than the asset's carrying value) and exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value of the long-lived asset is reduced to its fair value. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes. Any changes in key assumptions about our News Media Group, Broadcast Media Group and About.com businesses and their prospects, or changes in market conditions, could result in an impairment charge, and such a charge could have a material effect on our Consolidated Financial Statements.

Retirement Benefits

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by FAS No. 87, Employers' Accounting for Pensions, and FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

Our pension and postretirement benefit liabilities were approximately $490 million, or 17% of total liabilities, and $415 million, or 17% of total liabilities, as of December 2005 and December 2004, respectively. We consider accounting for retirement plans critical to all of our operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health-care cost trend rates, salary growth, long-term return on plan assets and mortality rates.

Depending on the assumptions and estimates used, the pension and postretirement benefit expense could vary within a range of outcomes and could have a material effect on our Consolidated Financial Statements.

Our key retirement benefit assumptions are discussed in further detail under "Pension and Postretirement Benefits" on pages F-18 through F-20.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of FAS 123-R. Under the fair value recognition provisions of FAS 123-R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 14 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

Income Taxes

Income taxes are accounted for in accordance with FAS No. 109, Accounting for Income Taxes. Under FAS 109, income taxes are recognized for the following: i) amount of taxes payable for the current year and ii) deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Income tax expense was approximately $180 million or 40.4% of "Income from continuing operations before income taxes and minority interest" in our Consolidated Statements of Income in 2005, $183 million or 38.5% in 2004 and $198 million or 39.6% in 2003. Net deferred tax assets were approximately $430 million and $374 million and gross deferred tax liabilities were approximately $442 million and $450 million as of December 2005 and December 2004, respectively (see Note 9 of the Notes to the Consolidated Financial Statements). We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. The completion of these audits could result in an increase to amounts previously paid to the taxing jurisdictions. We do not expect the completion of these audits to have a material effect on our Consolidated Financial Statements.

Self-Insurance

We self-insure for workers' compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $68 million as of December 2005 and $75 million as of December 2004.

Accounts Receivable Allowances

Credit is extended to our advertisers and subscribers based upon an evaluation of the customers' financial condition, and collateral is not required from such customers. We use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. In addition, we establish reserves for estimated rebates, rate adjustments and discounts based on historical experience.

Accounts receivable allowances were approximately $44 million, or 9% of gross accounts receivable, as of December 2005 and $44 million, or 10% of gross accounts receivable, as of December 2004. Accounts receivable, net of allowances, were approximately $435 million, or 66% of "Total current assets," and $389 million, or 63% of "Total current assets," in our Consolidated Balance Sheets as of December 2005 and December 2004, respectively.

We consider accounting for accounts receivable allowances critical to all of our operating segments because of the significance of accounts receivable to our current assets and operating cash flows. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required, which could have a material effect on our Consolidated Financial Statements.

PENSION AND POSTRETIREMENT BENEFITS

Pension Benefits

We sponsor several pension plans, and make contributions to several others in connection with collective bargaining agreements, including a joint company-union plan and a number of joint industry-union plans. These plans cover substantially all employees.

Our company-sponsored plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas, which are based on years of service and final average or career pay and, where applicable, employee contributions. Our non-qualified plans provide retirement benefits only to certain highly compensated employees.

We also have a foreign-based pension plan for IHT employees (the "foreign plan"). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.

In December 2005 and December 2004, we made tax-deductible contributions of approximately $47 million and $57 million, respectively, to our qualified pension plans. Although we do not have any minimum funding requirements in 2006 (under the Employee Retirement Income Security Act of 1974, as amended and Internal Revenue Code requirements), we may elect to make a contribution. If we choose to make a contribution in 2006, the amount of the contribution would be based on the results of the January 1, 2006 valuation, market performance and interest rates in 2006 as well as other factors. Assuming that we achieve an 8.75% return on pension assets, that interest rates are stable and that there are no changes to our benefits structure in 2006, we estimate making contributions in the fourth quarter of 2006 in the same range as the contributions made in 2005 and 2004.

The value of our qualified pension plan assets has increased to approximately $1.1 billion as of December 2005, from approximately $1.0 billion as of December 2004, due to market gains on our plan assets in 2005 and our contributions to the plans.

Our pension expense for our qualified pension plans was approximately $40 million in 2005 and 2004 and $29 million in 2003. Our pension expense for our non-qualified pension plans was approximately $19 million in 2005, $18 million in 2004 and $17 million in 2003. See Note 10 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.

The annual pension expense was calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.

Long-Term Rate of Return on Assets

In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, we considered our historical 10-year and 15-year compounded returns, which have been in excess of our forward-looking return expectations.

The expected long-term rate of return determined on this basis was 8.75% in 2005. We anticipate that our pension assets will generate long-term returns on assets of at least 8.75%. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 75% with equity managers, with an expected long-term rate of return on assets of 10%, and 25% with fixed income/real estate managers, with an expected long-term rate of return on assets of 6%.

Our actual asset allocation as of December 2005 was in line with our expectations. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

We believe that 8.75% is a reasonable long-term rate of return on assets. Our plan assets had a rate of return of approximately 8% for 2005.

Our determination of pension expense or income is based on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation of assets recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the market-related value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be affected as previously deferred gains or losses are recorded.

If we had decreased our expected long-term rate of return on our plan assets by 0.5% in 2005, 2004 and 2003, pension expense would have increased by approximately $5 million in 2005 and $4 million in 2004 and 2003 for our qualified pension plans. Our funding requirements would not have been affected in 2005, 2004 and 2003.

Discount Rate

Beginning in 2005, the discount rate used for determining future pension obligations was changed to a methodology that equates the plans' projected benefit obligations to a present value calculated using the Citigroup Pension Discount Curve. We changed our approach to better reflect the specific cash flows of these plans in determining the discount rate. Previously, the discount rates were based on an index of Aa-rated corporate bonds.

The methodology described above includes producing a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by FAS 87. For active participants, service is projected to the end of 2005 and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the Annual Spot Rates provided in the Citigroup Pension Discount Curve. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the Citigroup annual rates. The discount rate determined on this basis decreased to 5.50% as of December 2005 from 5.75% as of December 2004.

If we had decreased the expected discount rate by 0.5% in 2005, 2004 and 2003, pension expense would have increased by approximately $11 million, $10 million and $7 million, respectively, for our qualified pension plans and $1 million each year for our non-qualified pension plans. Our funding requirements would not have been affected in 2005, 2004 and 2003.

We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, including the expected long-term rate of return on assets and discount rate, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we will make and various other factors related to the populations participating in the pension plans.

Unrecognized Actuarial Loss

Our unrecognized actuarial loss is approximately $308 million and $241 million for our qualified pension plans and approximately $88 million and $70 million for our non-qualified pension plans as of December 2005 and December 2004, respectively. The unrecognized actuarial losses are primarily related to the cumulative effect of net decreases in the discount rate for both the qualified and non-qualified pension plans as well as the cumulative differences between the expected return calculated using the market-related value of assets and the return based on the market-related value of assets for the qualified pension plans. In addition, we changed our mortality assumption in 2005 to the 1994 Group Annuity Mortality Table, which had the effect of increasing the unrecognized actuarial loss. If discount rates continue to decline and our actual return on assets is lower than our expected return on assets, the unrecognized actuarial loss will increase, resulting in higher pension expense in the future. However, if discount rates begin to rise and our actual return on assets is higher than our expected return on assets, the unrecognized actuarial loss will decrease, resulting in lower pension expense in the future.

Postretirement Benefits

We provide health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. Our policy is to pay our portion of insurance premiums and claims under the above-mentioned plan from our assets.

In accordance with FAS 106, we accrue the costs of such benefits during the employees' active years of service.

Our postretirement expense for our sponsored plan was approximately $17 million, $14 million and $27 million in 2005, 2004 and 2003, respectively. The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate range used to calculate the 2005 postretirement expense decreased to 5% to 11.5% from 5% to 12.5% in 2004. A 1% increase/decrease in the health-care cost trend rates range would result in an increase/decrease of approximately $3 million in our 2005 and 2004 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A 1% increase/decrease in the health-care cost trend rates would result in an increase of approximately $36 million and $31 million or a decrease of approximately $29 million and $25 million, respectively, in our accumulated benefit obligations and the actuarial present value of benefits, as of December 2005 and December 2004, respectively. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See the Pension Benefits section on pages F-18 through F-20 for a discussion about our discount rate assumption.

In February 2006 we announced amendments, such as the elimination of retiree-medical benefits to new employees, to our postretirement benefit plan effective January 1, 2007. The amendments will reduce our future obligations and expense under this plan.

See Note 11 of the Notes to the Consolidated Financial Statements for additional information regarding our postretirement plan.

MARKET RISK

Our market risk is principally associated with the following:

•
Interest rate fluctuations related to our debt obligations, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $3.7 million (pre-tax) in 2005 and $3.2 million (pre-tax) in 2004.

•
Newsprint is a commodity subject to supply and demand market conditions. We have equity investments in two paper mills, which provide a partial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented 11% of our total costs and expenses in 2005 and 2004. Based on the number of newsprint tons consumed in 2005 and 2004, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of approximately $5 million (pre-tax) in 2005 and 2004.

•
A significant portion of our work force is unionized. Therefore, our results could be adversely affected if labor negotiations were to restrict our ability to maximize the efficiency of our operations. In addition, if we experienced labor unrest, our ability to produce and deliver our most significant products could be impaired.

See Notes 5, 7, 8 and 17 of the Notes to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended
(In thousands, except per share data)	2005	2004	2003

REVENUES
Advertising	$2,278,239	$2,194,644	$2,120,814
Circulation	873,975	883,995	885,767
Other	220,561	225,003	220,619

Total	3,372,775	3,303,642	3,227,200

COSTS AND EXPENSES
Production costs
Raw materials	321,084	296,594	274,147
Wages and benefits	690,754	672,901	671,040
Other	528,546	506,053	483,608

Total	1,540,384	1,475,548	1,428,795
Selling, general and administrative expenses	1,474,283	1,318,141	1,258,855

Total	3,014,667	2,793,689	2,687,650

GAIN ON SALE OF ASSETS	122,946	—	—

OPERATING PROFIT	481,054	509,953	539,550
Net income/(loss) from joint ventures	10,051	240	(8,223)
Interest expense, net	49,168	41,760	44,757
Other income	4,167	8,212	13,277

Income from continuing operations before income taxes and minority interest	446,104	476,645	499,847
Income taxes	180,242	183,499	197,762
Minority interest in net (income)/loss of subsidiaries	(257)	(589)	570

Income from continuing operations	265,605	292,557	302,655
Cumulative effect of a change in accounting principle, net of income taxes	(5,852)	—	—

NET INCOME	$259,753	$292,557	$302,655

Average number of common shares outstanding
Basic	145,440	147,567	150,285
Diluted	145,877	149,357	152,840

Basic earnings per share:
Income from continuing operations	$1.83	$1.98	$2.01
Cumulative effect of a change in accounting principle, net of income taxes	(0.04)	—	—

Net Income	$1.79	$1.98	$2.01

Diluted earnings per share:
Income from continuing operations	$1.82	$1.96	$1.98
Cumulative effect of a change in accounting principle, net of income taxes	(0.04)	—	—

Net Income	$1.78	$1.96	$1.98

Dividends per share	$.65	$.61	$.57

See Notes to the Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 2005	December 2004

ASSETS

Current Assets
Cash and cash equivalents	$44,927	$42,389
Accounts receivable (net of allowances: 2005 – $44,347; 2004 – $43,576)	435,273	389,300
Inventories	32,100	32,654
Deferred income taxes	68,118	56,639
Other current assets	77,328	92,911

Total current assets	657,746	613,893

Investments in Joint Ventures	238,369	218,909

Property, Plant and Equipment
Land	66,475	73,256
Buildings, building equipment and improvements	735,561	830,643
Equipment	1,529,785	1,490,522
Construction and equipment installations in progress	504,769	352,696

Total – at cost	2,836,590	2,747,117
Less: accumulated depreciation and amortization	(1,368,187)	(1,379,733)

Property, plant and equipment – net	1,468,403	1,367,384

Intangible Assets Acquired
Goodwill	1,439,881	1,103,862
Other intangible assets acquired (less accumulated amortization of $168,319 in 2005 and $143,683 in 2004)	411,106	360,727

Total	1,850,987	1,464,589

Miscellaneous Assets	317,532	285,082

Total Assets	$4,533,037	$3,949,857

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Commercial paper outstanding	$496,450	$335,350
Accounts payable	201,119	190,134
Accrued payroll and other related liabilities	100,390	117,121
Accrued expenses	185,063	147,548
Unexpired subscriptions	81,870	77,573
Current portion of long-term debt and capital lease obligations	1,630	252,023

Total current liabilities	1,066,522	1,119,749

Other Liabilities
Long-term debt	821,962	393,601
Capital lease obligations	76,338	77,873
Deferred income taxes	79,806	132,108
Other	783,185	691,364

Total other liabilities	1,761,291	1,294,946

Minority Interest	188,976	134,620

STOCKHOLDERS' EQUITY
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued	—	—
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2005 – 150,939,371; 2004 – 150,084,658 (including treasury shares: 2005 – 6,558,299; 2004 – 4,819,661)	15,094	15,009
Class B – convertible – authorized 834,242 shares; issued: 2005 – 834,242 and 2004 – 840,316 (including treasury shares: 2005 – none and 2004 – none)	83	84
Additional paid-in capital	55,148	—
Retained earnings	1,825,763	1,684,854
Common stock held in treasury, at cost	(261,964)	(204,407)
Deferred compensation	—	(24,309)
Accumulated other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	11,498	19,416
Unrealized derivative gain/(loss) on cash-flow hedges	1,262	(124)
Minimum pension liability	(130,357)	(89,782)
Unrealized loss on marketable securities	(279)	(199)

Total accumulated other comprehensive loss, net of income taxes	(117,876)	(70,689)

Total stockholders' equity	1,516,248	1,400,542

Total Liabilities and Stockholders' Equity	$4,533,037	$3,949,857

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$259,753	$292,557	$302,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,480	118,893	122,130
Amortization	30,289	23,635	23,600
Stock-based compensation	34,563	4,261	2,015
Cumulative effect of a change in accounting principle	5,852	—	—
(Undistributed earnings)/excess distributed earnings of affiliates	(919)	14,750	17,522
Minority interest in net income/(loss) of subsidiaries	257	589	(570)
Deferred income taxes	(29,635)	3,547	53,536
Long-term retirement benefit obligations	2,458	(8,981)	(61,171)
Gain on sale of assets	(122,946)	—	—
Excess tax benefits from stock-based awards	(5,991)	—	—
Other – net	2,572	(17,153)	4,086
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable – net	(41,265)	(3,036)	(4,252)
Inventories	554	(3,702)	(5,652)
Other current assets	29,993	(2,050)	(11,141)
Accounts payable	(1,021)	114	(13,722)
Accrued payroll and accrued expenses	22,052	7,576	25,180
Accrued income taxes	(9,934)	11,746	14,986
Unexpired subscriptions	4,199	1,292	(2,917)

Net cash provided by operating activities	294,311	444,038	466,285

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	(437,516)	—	(65,059)
Capital expenditures – net	(221,344)	(188,451)	(172,460)
Investments	(19,220)	—	—
Proceeds on sale of assets	183,173	—	—
Other investing payments	(604)	(3,697)	(8,411)

Net cash used in investing activities	(495,511)	(192,148)	(245,930)

CASH FLOWS FROM FINANCING ACTIVITIES
Commercial paper borrowings – net	161,100	107,370	49,860
Long-term obligations:
Increase	497,543	—	—
Reduction	(323,490)	(1,824)	(54,578)
Capital shares:
Issuance	14,348	41,090	33,180
Repurchases	(57,363)	(293,222)	(208,501)
Dividends paid to stockholders	(94,535)	(90,127)	(85,515)
Excess tax benefits from stock-based awards	5,991	—	—
Other financing proceeds/(payments) – net	811	(12,525)	46,880

Net cash provided by/(used in) financing activities	204,405	(249,238)	(218,674)

Net increase in cash and cash equivalents	3,205	2,652	1,681
Effect of exchange rate changes on cash and cash equivalents	(667)	290	804
Cash and cash equivalents at the beginning of the year	42,389	39,447	36,962

Cash and cash equivalents at the end of the year	$44,927	$42,389	$39,447

SUPPLEMENTAL DISCLOSURES TO
CONSOLIDATED STATEMENTS OF CASH FLOWS

CASH FLOW INFORMATION

	Years Ended
(In thousands)	2005	2004	2003

SUPPLEMENTAL DATA
Cash payments
• Interest	$46,149	$47,900	$50,158
• Income taxes, net of refunds	$231,521	$166,497	$133,936

Acquisitions

•
In November 2005, the Company acquired 100% of the outstanding equity interest in KAUT-TV, a UPN station in Oklahoma City, for approximately $23 million (see Note 3).

•
In March 2005, the Company acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider, for approximately $410 million (see Note 3).

•
In February 2005, the Company acquired the North Bay Business Journal, a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties, for approximately $3 million (see Note 3).

•
In January 2003 the Company purchased the remaining 50% interest in the International Herald Tribune that it did not previously own for approximately $65 million (see Note 3).

Investments

•
In March 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston LLC, which publishes a free daily newspaper catering to young professionals in the Greater Boston area (see Note 5). Additionally, the Company made other miscellaneous investments totaling $2.7 million in 2005.

Other

•
The Company's and its development partner's interests in the Company's new headquarters are approximately 58% and 42% (see Note 17). Due to the Company's majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company. Cash capital expenditures attributable to the Company's development partner's interest in the Company's new headquarters were approximately $49 million in 2005, $34 million in 2004 and $52 million in 2003.

•
Financing activities—Other financing proceeds/(payments)–net include cash received from the development partner for capital expenditures of approximately $1 million in 2005, $12 million in 2004 and $47 million in 2003. The cash received in 2004 was offset by cash payments made by the Company to its development partner for its new headquarters for excess capital contributions made of approximately $25 million in 2004.

•
In 2003 capital expenditures are net of a $14.1 million reimbursement of remediation costs at one of the Company's printing plants, a portion of which costs had been previously capitalized.

See Notes to the Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY

	Capital Stock					Accumulated Other Comprehensive Income (Loss), Net of Income Tax
				Common Stock Held in Treasury, at Cost
(In thousands, except share and per share data)	Class A and Class B Common	Additional Paid-in Capital	Retained Earnings		Deferred Compensation		Total

BALANCE, DECEMBER 2002	$15,721	$9,269	$1,573,661	$(214,381)	$(8,432)	$(106,531)	$1,269,307

Comprehensive income:
Net income	—	—	302,655	—	—	—	302,655
Foreign currency translation gain	—	—	—	—	—	14,192	14,192
Unrealized derivative gain on cash-flow hedges (net of tax benefit of $749)	—	—	—	—	—	1,130	1,130
Minimum pension liability (net of tax expense of $8,879)	—	—	—	—	—	12,190	12,190

Comprehensive income	—	—	—	—	—	—	330,167
Dividends, common – $.57 per share	—	—	(85,515)	—	—	—	(85,515)
Issuance of shares:
Retirement units – 15,662 Class A shares	—	(531)	—	653	—	—	122
Employee stock purchase plan – 865,708 Class A shares	1	(3,312)	—	37,076	—	—	33,765
Restricted shares – 35,000 Class A shares	—	162	—	1,458	(1,620)	—	—
Stock options – 1,337,425 Class A shares	134	48,057	—	—	—	—	48,191
Stock conversions – 3,490 Class B shares to A shares	—	—	—	—	—	—	—
Stock-based compensation expense – Restricted Class A shares	—	—	—	—	2,015	—	2,015
Repurchase of stock – 4,590,994 Class A shares	—	—	—	(205,810)	—	—	(205,810)

BALANCE, DECEMBER 2003	15,856	53,645	1,790,801	(381,004)	(8,037)	(79,019)	1,392,242

Comprehensive income:
Net income	—	—	292,557	—	—	—	292,557
Foreign currency translation gain	—	—	—	—	—	8,384	8,384
Unrealized derivative gain on cash-flow hedges (net of tax expense of $340)	—	—	—	—	—	485	485
Minimum pension liability (net of tax benefit of $207)	—	—	—	—	—	(340)	(340)
Unrealized loss on marketable securities (net of tax benefit of $164)	—	—	—	—	—	(199)	(199)

Comprehensive income	—	—	—	—	—	—	300,887
Dividends, common – $.61 per share	—	—	(90,127)	—	—	—	(90,127)
Issuance of shares:
Retirement units – 9,810 Class A shares	—	(334)	—	429	—	—	95
Employee stock purchase plan – 953,679 Class A shares	—	(8,295)	—	41,585	—	—	33,290
Restricted shares – 515,866 Class A shares	—	(1,997)	—	22,530	(20,533)	—	—
Stock options – 1,599,621 Class A shares	160	52,956	—	—	—	—	53,116
Stock-based compensation expense – Restricted Class A shares	—	—	—	—	4,261	—	4,261
Repurchase of stock – 6,852,643 Class A shares	—	—	—	(293,222)	—	—	(293,222)
Treasury stock retirement – 9,232,565 Class A shares	(923)	(95,975)	(308,377)	405,275	—	—	—

BALANCE, DECEMBER 2004	15,093	—	1,684,854	(204,407)	(24,309)	(70,689)	1,400,542

Comprehensive income:
Net income	—	—	259,753	—	—	—	259,753
Foreign currency translation loss	—	—	—	—	—	(7,918)	(7,918)
Unrealized derivative gain on cash-flow hedges (net of tax expense of $1,120)	—	—	—	—	—	1,386	1,386
Minimum pension liability (net of tax benefit of $30,560)	—	—	—	—	—	(40,575)	(40,575)
Unrealized loss on marketable securities (net of tax benefit of $62)	—	—	—	—	—	(80)	(80)

Comprehensive income	—	—	—	—	—	—	212,566
Dividends, common – $.65 per share	—	—	(94,535)	—	—	—	(94,535)
Issuance of shares:
Retirement units – 10,378 Class A shares	—	(345)	—	445	—	—	100
Employee stock purchase plan – 833 Class A shares	—	31	—	—	—	—	31
Stock options – 847,816 Class A shares	84	20,260	—	—	—	—	20,344
Stock conversions – 6,074 Class B shares to A shares	—	—	—	—	—	—	—
Restricted shares forfeited – 14,927 Class A shares	—	639	—	(639)	—	—	—
Reversal of deferred compensation (a)	—	—	(24,309)	—	24,309	—	—
Stock-based compensation expense	—	34,563	—	—	—	—	34,563
Repurchase of stock – 1,734,099 Class A shares	—	—	—	(57,363)	—	—	(57,363)

BALANCE, DECEMBER 2005	$15,177	$55,148	$1,825,763	$(261,964)	$—	$(117,876)	$1,516,248

(a)
See Note 14 under the restricted stock section for information related to the reversal of the amount in deferred compensation.

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

Fiscal Year

The Company's fiscal year end is the last Sunday in December. Each of the fiscal years 2005, 2004 and 2003 comprises 52 weeks. Unless specifically stated otherwise, all references to 2005, 2004 and 2003 refer to our fiscal years ended, or the dates as of, December 25, 2005, December 26, 2004 and December 28, 2003.

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

Intangible Assets Acquired

Goodwill (primarily the excess of cost over the fair market value of tangible net assets acquired) and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets ("FAS 142").

Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists and other assets. Certain other intangible assets (mastheads and licenses), which have indefinite lives, are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets (customer lists and other assets) are amortized over their estimated useful lives, ranging from 1 to 9 years remaining as of December 2005.

Impairment of Long-Lived Assets

The Company evaluates whether there has been an impairment of any of its long-lived assets whenever events or changes in circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying amount of a long-lived asset is not recoverable (undiscounted cash flows are less than the asset's carrying value) and exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value of the long-lived asset is reduced to its fair value. Goodwill and certain other intangibles are tested for impairment under FAS 142, and all other long-lived assets are tested for impairment under FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

The Company's pension and postretirement benefit costs are accounted for using actuarial valuations required by FAS No. 87, Employers' Accounting for Pensions ("FAS 87"), and FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106").

Revenue Recognition

•
Advertising revenue is recognized when advertisements are published, broadcast or placed on the Company's Web sites or each time a user clicks on certain ads, net of provisions for estimated rebates, rate adjustments and discounts.

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

Income Taxes

Income taxes are accounted for in accordance with FAS No. 109, Accounting for Income Taxes ("FAS 109"). Under FAS 109 income taxes are recognized for the following: i) amount of taxes payable for the current year, and ii) deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Earnings Per Share

The Company calculates earnings per share in accordance with FAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by average common shares outstanding. Diluted earnings per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company's stock-based incentive plans.

All references to earnings per share are on a diluted basis unless otherwise noted.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FAS No. 123 (revised 2004), Share-Based Payment ("FAS 123-R"). The Company adopted FAS 123-R at the beginning of 2005. The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock units, restricted stock, shares issued under the Company's employee stock purchase plan and other long-term incentive plan awards. Before the adoption of FAS 123-R, the Company applied Accounting Principles Board Opinion ("APB") No. 25, Accounting

for Stock Issued to Employees ("APB 25") to account for its stock-based awards. See Note 14 for additional information related to stock-based compensation expense.

Foreign Currency Translation

The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component of the Consolidated Statements of Changes in Stockholders' Equity, and in the Stockholders' Equity section of the Consolidated Balance Sheets, in the caption "Accumulated other comprehensive income/(loss), net of income taxes."

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements. Actual results could differ from these estimates.

Reclassifications

For comparability, certain prior year amounts have been reclassified to conform with the 2005 presentation.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost over the fair market value of tangible net assets acquired. Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS 142.

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

The Company completed its annual impairment tests in the fourth quarter of 2005, which did not result in the recognition of an impairment of Goodwill or other intangibles.

In the first quarter of 2005, the Company adopted Emerging Issues Task Force Topic No. D-108, Use of the Residual Method to Value Acquired Assets Other Than Goodwill ("EITF D-108"), which requires the use of the direct valuation method i) for valuing intangible assets acquired in a business combination after September 29, 2004, and ii) to test for impairment of indefinite lived intangible assets. EITF D-108 also required companies that applied the residual valuation method in previous impairment tests to perform an impairment test using the direct valuation method no later than the beginning of the first fiscal year beginning after December 15, 2004. The Company had applied the residual valuation method in previous impairment tests; therefore, in the first quarter of 2005, the Company tested its indefinite lived intangible assets for impairment applying the direct valuation method. The impairment test did not result in an impairment of the intangible assets with indefinite lives. The changes in the carrying amount of Goodwill in 2005 and 2004 were as follows:

(In thousands)	News Media Group	Broadcast Media Group	About.com	Total

Balance as of December 2003	$1,057,703	$39,979	$—	$1,097,682
Foreign currency translation	6,180	—	—	6,180

Balance as of December 2004	1,063,883	39,979	—	1,103,862

Goodwill acquired during year	2,114	565	343,689	346,368
Foreign currency translation	(10,349)	—	—	(10,349)

Balance as of December 2005	$1,055,648	$40,544	$343,689	$1,439,881

Goodwill acquired in 2005 resulted from the acquisition of About.com, North Bay Business Journal ("North Bay") and KAUT-TV (see Note 3).

The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune (the "IHT").

Other intangible assets acquired as of December 2005 and 2004 were as follows:

	December 2005			December 2004

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Amortized other intangible assets:
Customer lists	$218,584	$(155,763)	$62,821	$203,300	$(137,384)	$65,916
Other	55,399	(12,556)	42,843	7,310	(6,299)	1,011

Total	273,983	(168,319)	105,664	210,610	(143,683)	66,927

Unamortized other intangible assets:
Broadcast licenses	233,895	—	233,895	220,194	—	220,194
Newspaper mastheads	71,547	—	71,547	73,606	—	73,606

Total	305,442	—	305,442	293,800	—	293,800

Total other intangible assets acquired	$579,425	$(168,319)	$411,106	$504,410	$(143,683)	$360,727

The table above includes other intangible assets related to the acquisitions of About.com, North Bay and KAUT-TV (see Note 3). Additionally, certain amounts in the table above include the foreign currency translation adjustment related to the consolidation of the IHT.

As of December 2005, the remaining weighted-average amortization period is seven years for customer lists and six years for other intangible assets acquired included in the table above.

3. ACQUISITIONS AND DISPOSITIONS

KAUT-TV

In November 2005, the Company acquired KAUT-TV, a UPN station in Oklahoma City, for approximately $23 million. KAUT-TV, which is located in the same television market as the Company's station KFOR-TV (a "duopoly"), is part of the Broadcast Media Group.

ABOUT.COM

In March 2005, the Company acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider. The purchase price was approximately $410 million. The acquisition provides the Company with strategic benefits, including diversifying the Company's advertising base and extending its reach among Internet users. About.com is a separate reportable segment of the Company.

Amortization expense related to amortized other intangible assets acquired was $24.9 million in 2005, $17.3 million in 2004 and $17.7 million in 2003.

Expenses for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount

2006	$24,400
2007	15,000
2008	12,200
2009	10,900
2010	10,700

NORTH BAY BUSINESS JOURNAL

In February 2005, the Company acquired North Bay, a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties, for approximately $3 million. North Bay is included in the News Media Group as part of the Regional Media Group.

Based on preliminary independent valuations of About.com, North Bay and KAUT-TV, the Company has allocated the excess of the purchase prices over the carrying value of the net assets acquired as follows: About.com- $343.7 million to goodwill and $62.2 million to other intangible assets (primarily content, customer lists and a contract); North Bay- $2.1 million to goodwill and $0.9 million to other intangible assets (primarily customer lists); KAUT-TV- $0.6 million to goodwill and $14.3 million to other intangible assets (primarily FCC licenses). The goodwill for the acquisitions described above is tax-deductible.

The preliminary purchase price allocations for the acquisitions in 2005 are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those included in the Company's Consolidated Balance Sheet at December 2005; however, the changes are not expected to have a material effect on the Company's Consolidated Financial Statements.

The Company's Consolidated Financial Statements include the operating results of these acquisitions subsequent to their date of acquisition.

The acquisitions in 2005 were funded through a combination of short-term and long-term debt and did not have a material impact on the Company's Consolidated Financial Statements for the periods presented herein.

INTERNATIONAL HERALD TRIBUNE

In January 2003 the Company purchased the remaining 50% interest in the IHT that it did not previously own for approximately $65 million. The IHT is an international English language newspaper and, as a result of the acquisition, is the primary international print outlet for the journalism of The New York Times ("The Times"). The purchase was funded by cash from operations. Based on a final independent valuation, the purchase price was allocated to the fair value of goodwill ($71.9 million), to other intangible assets ($16.2 million, principally the masthead as well as other assets) and to other assets acquired net of liabilities assumed. This acquisition did not have a material impact on the Company's Consolidated Financial Statements for the periods presented herein.

DISPOSITIONS

In December 2004 the Company recorded a pre-tax charge of $5.8 million as a result of restructuring its NYT-TV television production facility. The charge is recorded in selling, general and administrative ("SGA") expenses in the Company's Consolidated Statements of Income and did not have a material impact on the Company's Consolidated Financial Statements.

In March 2003 the Company closed a small job fair business resulting in a pre-tax charge of $4.6 million. The charge primarily consisted of the write-off of goodwill. The charge is recorded in SGA expenses in the Company's Consolidated Statements of Income and did not have a material impact on the Company's Consolidated Financial Statements.

4. INVENTORIES

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

(In thousands)	December 2005	December 2004

Newsprint and magazine paper	$28,190	$29,848
Other inventory	3,910	2,806

Total	$32,100	$32,654

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 77% of inventory in 2005 and 80% in 2004. The replacement cost of inventory was approximately $40 million as of December 2005 and $37 million as of December 2004.

5. INVESTMENTS IN JOINT VENTURES

As of December 2005, the Company's investments in joint ventures consisted of equity ownership interests in the following entities:

Company	% Ownership

Discovery Times Channel, LLC ("DTC")	50.0%
Donohue Malbaie Inc. ("Malbaie")	49.0%
Metro Boston LLC ("Metro Boston")	49.0%
Madison Paper Industries ("Madison")	40.0%
New England Sports Ventures, LLC ("NESV")	16.7%

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

In March 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston, which publishes a free daily newspaper catering to young professionals in the Greater Boston area.

The Company and Discovery Communications, Inc. own and operate DTC, a digital cable television channel. DTC is a non-fiction channel that offers programming on recent history and newsworthy events. The Company made additional capital contributions to DTC of $0.6 million in 2005 and $3.1 million in 2004.

The Company owns an interest in NESV, which owns the Boston Red Sox baseball club (including Fenway Park and approximately 80% of the New England Sports Network, a regional cable sports network). NESV decreased its minimum pension liability related to its pension plans to $6.4 million from $6.8 million. This resulted in the Company increasing its investment in NESV by its percentage share of the decrease in the minimum pension liability along with a gain to "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheet as of December 2005, and the Consolidated Statements of Changes in Stockholders' Equity for the year then ended.

The Company's investments in Metro Boston, DTC and NESV are not material to the Company's Consolidated Financial Statements.

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

The Company received distributions from Madison of $5.0 million in 2005, $10.0 million in 2004 and $5.6 million in 2003. No loans or contributions were made by the Company to Madison in 2005, 2004 or 2003.

The Company received distributions from Malbaie of $4.1 million in 2005, $5.0 million in 2004 and $3.7 million in 2003. No loans or contributions were made by the Company to Malbaie in 2005, 2004 or 2003.

Condensed combined balance sheets of the Paper Mills were as follows:

Condensed Combined Balance Sheets of Paper Mills

(In thousands)	December 2005	December 2004

Current assets	$54,582	$48,901
Current liabilities	(38,094)	(30,024)

Working capital	16,488	18,877
Fixed assets, net	147,059	157,858
Long-term debt	(7,400)	(20,800)
Deferred income taxes and other	(5,085)	(6,519)

Net assets	$151,062	$149,416

During 2005, 2004 and 2003, the Company's News Media Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated $76.3 million for 2005, $61.2 million for 2004 and $54.7 million for 2003.

Condensed combined income statements of the Paper Mills were as follows:

Condensed Combined Income Statements of Paper Mills

(In thousands)	2005	2004	2003

Net sales and other income	$266,097	$253,027	$229,678
Costs and expenses	244,968	234,435	220,222

Income before taxes	21,129	18,592	9,456
Income tax expense	2,142	1,888	1,547

Net income	$18,987	$16,704	$7,909

The condensed combined financial information of the Paper Mills excludes the income tax effects attributable to Madison because it is a partnership. Such tax effects have been included in the Company's Consolidated Financial Statements.

Madison recorded unrealized gains of $0.2 million in 2005 and $1.0 million in 2004 related to the change in market value of interest rate agreements into which it had entered. The unrealized gain resulted in the Company increasing its investment in Madison by its percentage share of the unrealized gain along with recording the unrealized gain in "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets as of December 2005 and December 2004, and the Consolidated Statements of Changes in Stockholders' Equity for the years then ended. The interest rate agreements, which expired on July 1, 2005, were designated as cash flow hedging instruments by Madison.

In 2005 Madison increased its minimum pension liability related to its pension plans to $2.4 million as of December 2005, from $1.6 million as of December 2004. This resulted in the Company decreasing its investment in Madison by its percentage share of the increase in the minimum pension liability along with a charge to "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets, and the Consolidated Statements of Changes in Stockholders' Equity.

6. OTHER

Other Income

"Other income" in the Company's Consolidated Statements of Income includes the following items:

(In thousands)	2005	2004	2003

Non-compete agreement	$4,167	$5,000	$5,000
Advertising credit	—	3,212	8,277

Other income	$4,167	$8,212	$13,277

The Company entered into a five-year $25 million non-compete agreement in connection with the sale of the Santa Barbara News-Press in 2000. This income was recognized on a straight-line basis over the life of the agreement, which ended in October 2005. The advertising credit relates to credits for advertising the Company issued that were not used within the allotted time by the advertiser.

Sale of Assets

In the first quarter of 2005, the Company recognized a $122.9 million pre-tax gain from the sale of assets. The Company completed the sale of its current headquarters in New York City for $175.0 million and entered into a lease for the building with the purchaser/lessor through 2007, when the Company expects to occupy its new headquarters (see Note 17). This transaction has been accounted for as a sale-leaseback in accordance with GAAP. The sale resulted in a total pre-tax gain of $143.9 million, of which $114.5 million ($63.3 million after tax or $.43 per diluted share) was recognized in the first quarter of 2005. The remainder of the gain is being deferred and amortized over the lease term in accordance with GAAP. The lease requires the Company to pay rent over the lease term to the purchaser/lessor and will result in rent expense that will be offset by the amount of the gain being deferred and amortized. In addition, the Company sold property in Sarasota, Fla., which resulted in a pre-tax gain in the first quarter of 2005 of $8.4 million ($5.0 million after tax or $.03 per diluted share).

Cumulative Effect of a Change in Accounting Principle

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within the control of the entity. FIN 47 was effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 effective December 2005 and accordingly recorded an after-tax charge of $5.9 million or $.04 per diluted share ($10.5 million pre-tax) as a cumulative effect of a change in accounting principle in the Consolidated Statement of Income. This charge relates primarily to those lease agreements that require the Company to restore the land or facilities to their original condition at the end of the leases. The Company was uncertain of the timing of payment for these asset retirement obligations; therefore a liability was not previously recognized in the financial statements under GAAP. On a prospective basis, this accounting change requires recognition of these costs ratably over the lease term. The adoption of FIN 47 initially resulted in a non-cash addition to Land, buildings and equipment of $12.3 million with a corresponding increase in long-term liabilities. The assets as of December 2005 were $7.3 million, consisting of gross assets of $12.3 million less accumulated depreciation of $5.0 million. The asset retirement obligation as of December 2005 was $17.8 million, consisting of a liability of $12.3 million and accretion expense of $5.5 million. In future periods, when cash is paid upon the settlement of the asset retirement obligation, the payments will be classified as a component of operating cash flow in the Consolidated Statements of Cash Flows.

Staff Reductions

In 2005, the Company announced plans to reduce staff by approximately 700 employees. In 2005, staff reductions resulted in a total pre-tax charge of $57.8 million ($35.3 million after tax or $.23 per share), primarily within the News Media Group. This charge is recorded in SGA expenses in the Company's Consolidated Statements of Income. As of December 2005, the Company had a liability of $38.2 million related to its 2005 charge. The Company also plans to take a charge of approximately $10 to $13 million in 2006 for staff reductions announced in 2005, most of which will be recorded in the first quarter of 2006.

7. DEBT

Long-term debt consists of the following:

(In thousands)	December 2005	December 2004

7.625% Notes due 2005, net of unamortized debt costs of $183 in 2004, effective interest rate 7.996%(a)	$—	$250,447
8.25% Debentures due 2025 (due 2005 at option of Company), net of unamortized debt costs of $2,069 in 2004 effective interest rate 8.553%(a)	—	69,840
4.625%-7.125% Medium-Term Notes due 2007 through 2009, net of unamortized debt costs of $612 in 2005 and $849 in 2004(b)	249,888	249,651
4.5% Notes due 2010, net of unamortized debt costs of $1,860 in 2005(c)	248,140	—
4.610% Medium-Term Notes due 2012, net of unamortized debt costs of $793 in 2005 and $890 in 2004(d)	74,207	74,110
5.0% Notes due 2015, net of unamortized debt costs of $273 in 2005(c)	249,727	—

Total notes and debentures	821,962	644,048

Less: current portion	—	(250,447)

Total long-term debt	$821,962	$393,601

(a)
See discussion in this Note for information regarding the repayment of this debt.

(b)
On August 21, 1998, the Company filed a $300.0 million shelf registration on Form S-3 with the Securities and Exchange Commission ("SEC") for unsecured debt securities to be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes of which no amount remains available as of December 2005. In October 2003, $49.5 million due under one tranche of the medium-term notes was repaid.

(c)
On March 17, 2005, the Company issued $250.0 million 5-year notes maturing March 15, 2010, at an annual rate of 4.5%, and $250.0 million 10-year notes maturing March 15, 2015, at an annual rate of 5.0%. Interest is payable semi-annually on March 15 and September 15 on both series of notes.

(d)
On July 26, 2002, the Company filed a $300.0 million shelf registration statement on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective on August 6, 2002. On September 17, 2002, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes. As of December 2005, the Company had issued $75.0 million of medium-term notes under this program.

The Company's total debt, including commercial paper and capital lease obligations (see Note 17), amounted to $1.4 billion as of December 2005 and $1.1 billion as of December 2004. Total unused borrowing capacity under all financing arrangements amounted to $366.9 million as of December 2005.

The Company's $600.0 million commercial paper program is supported by the revolving credit agreements described below. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days. The Company had $496.5 million in commercial paper outstanding as of December 2005, with an annual weighted average interest rate of 4.3% and an average of 53 days to maturity from original issuance. The Company had $335.4 million in commercial paper outstanding as of December 2004, with an annual weighted average interest rate of 2.3% and an average of 7 days to maturity from original issuance.

The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $670.0 million available under two revolving credit agreements, the Company has issued letters of credit of $31.6 million. The remaining balance of $638.4 million supports the Company's commercial paper program discussed above. There were no borrowings outstanding under the revolving credit agreements as of December 2005 and December 2004.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity. As of December 2005, the amount of stockholders' equity in excess of the required levels was $427.6 million.

The Company's 10-year notes, aggregating $250.0 million and bearing interest at an annual rate of 7.625%, matured on March 15, 2005. The repayment of these notes resulted in a decrease in "Current portion of long-term debt and capital lease obligations" in the Company's Consolidated Balance Sheet as of December 2005.

On March 15, 2005, the Company redeemed all of its $71.9 million outstanding 8.25% debentures, callable on March 15, 2005, and maturing on March 15, 2025, at a redemption price of 103.76% of the principal amount. The redemption premium and unamortized issuance costs resulted in a loss from the extinguishment of debt of $4.8 million and is included in "Interest expense-net" in the Company's 2005 Consolidated Statement of Income.

The issuance of the $500.0 million in notes on March 17, 2005, net of the repayment of the $71.9 million of debentures, resulted in an increase to "Long-term debt" in the Company's Consolidated Balance Sheet as of December 2005.

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of the Company's long-term debt was $812.3 million as of December 2005 and $671.8 million as of December 2004.

The aggregate face amount of maturities of long-term debt over the next five years and thereafter is as follows:

(In thousands)	Amount

2006	—
2007	$102,000
2008	49,500
2009	99,000
2010	250,000
Thereafter	325,000

Total face amount of maturities	825,500
Less: Current portion of long-term debt	—

Total long-term debt	825,500

Less: Unamortized debt costs	(3,538)

Carrying value of long-term debt	$821,962

Interest expense, net, as shown in the accompanying Consolidated Statements of Income was as follows:

(In thousands)	2005	2004	2003

Interest expense	$60,018	$51,372	$51,205
Loss from extinguishment of debt	4,767	—	—
Interest income	(4,462)	(2,431)	(1,947)
Capitalized interest	(11,155)	(7,181)	(4,501)

Interest expense, net	$49,168	$41,760	$44,757

8. DERIVATIVE INSTRUMENTS

In the fourth quarter of 2005, the Company entered into a forward starting interest rate swap agreement ("forward starting swap agreement") designated as a cash-flow hedge as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). The forward starting swap agreement, which had a notional amount totaling $50.0 million, is intended to lock in a fixed interest rate on the issuance of debt expected in March 2006. As of December 2005, the fair value of the forward starting swap agreement was immaterial. There was no amount recognized in earnings related to the forward starting swap agreement.

In the second quarter of 2005, the Company entered into a forward starting swap agreement designated as a cash-flow hedge as defined under FAS 133. The forward starting swap agreement, which had a notional amount totaling $50.0 million, was intended to lock in a fixed interest rate on the issuance of debt in December 2005. The Company did not issue debt in December 2005 and, therefore, terminated the forward starting swap agreement resulting in a gain of $2.3 million. The Company expects to amortize the gain over the maturity period of debt that it expects to issue in March 2006 as discussed above.

In the first quarter of 2005, the Company terminated its forward starting swap agreements entered into in 2004 that were designated as cash-flow hedges as defined under FAS 133. The forward starting swap agreements, which had notional amounts totaling $90.0 million, were intended to lock in fixed interest rates on the issuance of debt in March 2005. The Company terminated the forward starting swap agreements in connection with the issuance of its 10-year $250.0 million notes maturing on March 15, 2015. The termination of the forward starting swap agreements resulted in a gain of approximately $2 million, which will be amortized into income through March 2015 as a reduction of interest expense related to the Company's 10-year notes.

In the first quarter of 2005, the Company's interest rate swap agreements ("swap agreements"), designated as fair-value hedges as defined under FAS 133, expired in connection with the Company's repayment of its 10-year $250.0 million notes that were callable March 15, 2005. These swap agreements, which had notional amounts totaling $100.0 million, were entered into to exchange the fixed interest rate on a portion of the Company's 10-year notes for a variable interest rate. On the call date of the 10-year notes, the fair value of the swap agreements decreased to zero.

9. INCOME TAXES

Income tax expense for each of the years presented is determined in accordance with FAS 109. Reconciliations between the effective tax rate on income before income taxes and the federal statutory rate are presented below.

	2005		2004		2003

(In thousands)	Amount	% of Pretax	Amount	% of Pretax	Amount	% of Pretax

Tax at federal statutory rate	$156,137	35.0%	$166,826	35.0%	$174,948	35.0%
State and local taxes – net	22,485	5.0	19,646	4.1	26,020	5.2
Other – net	1,620	0.4	(2,973)	(0.6)	(3,206)	(0.6)

Income tax expense	$180,242	40.4%	$183,499	38.5%	$197,762	39.6%

The components of income tax expense as shown in the Consolidated Statements of Income were as follows:

(In thousands)	2005	2004	2003

Current tax expense
Federal	$166,450	$149,322	$119,004
Foreign	675	683	525
State and local	42,752	29,947	24,697

Total current tax expense	209,877	179,952	144,226

Deferred tax (benefits)/expense Federal	(18,459)	12,433	41,550
Foreign	(3,017)	(7,864)	(3,348)
State and local	(8,159)	(1,022)	15,334

Total deferred tax (benefit)/expense	(29,635)	3,547	53,536

Income tax expense	$180,242	$183,499	$197,762

State tax operating loss carryforwards ("loss carryforwards") totaled $3.5 million as of December 2005 and $2.9 million as of December 2004. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives generally ranging from 1 to 3 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $2.2 million as of December 2005 and $1.8 million as of December 2004.

In 2005 the Company established a $0.4 million valuation allowance against loss carryforwards, resulting in an increase in tax expense by this amount.

In 2004 the Company's valuation allowance decreased $1.5 million due to the write-off of loss carryforwards because it was determined that the future benefit from these losses would not be realized. The Company also established a $1.8 million valuation allowance against other loss carryforwards, resulting in an increase in tax expense by this amount.

The components of the net deferred tax assets and liabilities recognized in the Company's Consolidated Balance Sheets were as follows:

(In thousands)	December 2005	December 2004

Deferred Tax Assets:
Retirement, postemployment and deferred compensation plans	$269,468	$234,716
Accruals for other employee benefits, compensation, insurance and other	50,331	46,155
Accounts receivable allowances	9,940	10,056
Other	102,623	85,337

Gross deferred tax assets	432,362	376,264
Valuation allowance	(2,184)	(1,832)

Net deferred tax assets	430,178	374,432

Deferred Tax Liabilities:
Property, plant and equipment	245,416	267,220
Intangible assets	132,496	114,330
Investments in joint ventures	33,539	34,850
Other	30,415	33,501

Gross deferred tax liabilities	441,866	449,901

Net deferred tax liability	$11,688	$75,469

Amounts recognized in the Consolidated Balance Sheets consist of:
Deferred tax asset – current	$68,118	$56,639
Deferred tax liability – long term	79,806	132,108

Net deferred tax liability	$11,688	$75,469

Income tax benefits related to the exercise of equity awards reduced current taxes payable and increased additional paid-in capital by $6.0 million in 2005, $13.5 million in 2004 and $13.2 million in 2003.

As of December 2005, and December 2004, "Accumulated other comprehensive income/(loss), net of income taxes" in the Company's Consolidated Balance Sheets and for the years then ended in the Consolidated Statements of Changes in Stockholders' Equity was net of a deferred income tax asset of $96.7 million and $67.2 million, respectively.

The Internal Revenue Service has completed its examination of federal income tax returns through 2001 and is currently auditing the 2002 and 2003 federal income tax returns. In addition, there are various state and local audits in progress for periods from 2000 through 2003. The Company does not believe that the completion of these audits will have a material effect on the Company's Consolidated Financial Statements.

The Company's policy is to establish a tax contingency liability for potential tax audit issues. The tax contingency liability is based on the Company's estimate of whether additional taxes will be due in the future. Any additional taxes due will be determined only upon the completion of current and future tax audits. The timing of such payments cannot be determined, but the Company expects that they will not be made within one year. Therefore, the tax contingency liability is included in "Other Liabilities—Other" in the Company's Consolidated Balance Sheets.

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

The Company also has a foreign-based pension plan for IHT employees (the "Foreign plan"). The information for the Foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the Foreign plan is immaterial to the Company's total benefit obligation.

Net periodic pension cost for all Company-sponsored pension plans were as follows:

	2005			2004			2003

(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans

Components of net periodic pension cost:
Service cost	$37,446	$2,342	$39,788	$33,279	$2,155	$35,434	$27,543	$1,940	$29,483
Interest cost	67,548	11,435	78,983	64,206	11,160	75,366	60,453	10,951	71,404
Expected return on plan assets	(83,719)	—	(83,719)	(76,292)	—	(76,292)	(67,857)	—	(67,857)
Recognized actuarial loss	18,402	4,795	23,197	18,053	4,111	22,164	8,240	3,516	11,756
Amortization of prior service cost	403	70	473	402	259	661	402	310	712
Effect of special termination benefits	—	796	796	—	—	—	—	—	—

Net periodic pension cost	$40,080	$19,438	$59,518	$39,648	$17,685	$57,333	$28,781	$16,717	$45,498

In connection with collective bargaining agreements, the Company contributes to several other pension plans, including a joint company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings for certain plans and are actuarially determined for certain other plans. Pension cost for these plans was $23.1 million in 2005, $23.4 million in 2004 and $22.5 million in 2003.

The changes in benefit obligation and plan assets as of December 2005 and December 2004, for all Company-sponsored pension plans, were as follows:

	2005			2004

(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans	Qualified Plans	Non-Qualified Plans	All Plans

Change in benefit obligation:
Benefit obligation at prior measurement date	$1,194,858	$202,403	$1,397,261	$1,093,091	$189,018	$1,282,109
Service cost	37,446	2,342	39,788	33,279	2,155	35,434
Interest cost	67,548	11,435	78,983	64,206	11,160	75,366
Plan participants' contributions	71	—	71	83	—	83
Actuarial loss	75,955	23,849	99,804	54,200	12,032	66,232
Special termination benefits	—	796	796	—	—	—
Benefits paid	(48,766)	(12,306)	(61,072)	(50,001)	(12,188)	(62,189)
Effect of change in currency conversion	—	(390)	(390)	—	226	226

Benefit obligation at current measurement date	1,327,112	228,129	1,555,241	1,194,858	202,403	1,397,261

Change in plan assets:
Fair value of plan assets at prior measurement date	1,039,493	—	1,039,493	924,358	—	924,358
Actual return on plan assets	73,761	—	73,761	107,653	—	107,653
Employer contribution	47,300	12,306	59,606	57,400	12,188	69,588
Plan participants' contributions	71	—	71	83	—	83
Benefits paid	(48,766)	(12,306)	(61,072)	(50,001)	(12,188)	(62,189)

Fair value of plan assets at measurement date	1,111,859	—	1,111,859	1,039,493	—	1,039,493

Funded status	(215,253)	(228,129)	(443,382)	(155,365)	(202,403)	(357,768)
Unrecognized actuarial loss	308,359	88,221	396,580	240,847	69,642	310,489
Unrecognized prior service cost	4,688	1,334	6,022	5,091	1,404	6,495

Net amount recognized	$97,794	$(138,574)	$(40,780)	$90,573	$(131,357)	$(40,784)

Amount recognized in the Consolidated Balance Sheets consist of:
Accrued benefit cost	$(74,644)	$(197,953)	$(272,597)	$(26,612)	$(175,718)	$(202,330)
Intangible asset	4,739	1,334	6,073	5,273	1,404	6,677
Accumulated other comprehensive loss	167,699	58,045	225,744	111,912	42,957	154,869

Net amount recognized	$97,794	$(138,574)	$(40,780)	$90,573	$(131,357)	$(40,784)

The accumulated benefit obligation for all pension plans was $1.4 billion as of December 2005 and $1.2 billion as of December 2004.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 2005 and December 2004, were as follows:

(In thousands)	2005	2004

Projected benefit obligation	$1,555,241	$1,397,261
Accumulated benefit obligation	$1,384,382	$1,241,823
Fair value of plan assets	$1,111,859	$1,039,493

Additional information about the Company's pension plans were as follows:

(In thousands)	2005	2004

Increase in minimum pension liability included in other comprehensive income	$70,875	$700

Weighted-average assumptions used in the actuarial computations to determine benefit obligations as of December 2005 and December 2004, were as follows:

	2005	2004

Discount rate	5.50%	5.75%
Rate of increase in compensation levels	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost were as follows:

	2005	2004	2003

Discount rate	5.75%	6.00%	6.50%
Rate of increase in compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%

Beginning in 2005, the discount rate used for determining future pension obligations was changed to a methodology that equates the plans' projected benefit obligations to a present value calculated using the Citigroup Pension Discount Curve. The Company changed to this approach to better reflect the specific cash flows of these plans in determining the discount rate. Previously, the discount rates were based on an index of Aa-rated corporate bonds.

The methodology described above includes producing a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by FAS 87. For active participants, service is projected to the end of 2005 and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the Annual Spot Rates provided in the Citigroup Pension Discount Curve. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the Citigroup annual rates.

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

The Company's pension plan weighted-average asset allocations as of December 2005 and December 2004, by asset category, were as follows:

	2005	2004

Asset Category
Percentage of Plan Assets

Equity securities	75%	74%
Debt securities	22%	24%
Real estate	3%	2%

Total	100%	100%

The Company's investment policy is to maximize the total rate of return (income and appreciation) with a view to the long-term funding objectives of the pension plans. Therefore, the pension plan assets are diversified to the extent necessary to minimize risks and to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation.

The Company's policy is to allocate pension plan funds within a range of percentages for each major asset category as follows:

% Range

Equity securities	65-75%
Debt securities	17-28%
Real estate	0-5%
Other	0-5%

The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation ranges above to accomplish the investment objectives for the pension plan assets.

In 2005, the Company changed its mortality assumption to the 1994 Group Annuity Mortality Table from the 1983 Group Annuity Mortality Table. This change was made by the Company to incorporate an updated mortality assumption to calculate its pension obligation.

In December 2005 and December 2004, the Company made tax-deductible contributions of $47.3 million and $57.4 million, respectively, to its qualified pension plans. Although the Company does not have any minimum funding requirements in 2006 (under the Employee Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), it may elect to make a contribution. The amount of the contribution, if any, would be based on the results of the January 1, 2006 valuation, market performance and interest rates in 2006 as well as other factors. Assuming that the Company achieves an 8.75% return on pension assets, that interest rates are stable and that there are no changes to the Company's benefits structure in 2006, it expects making contributions in the fourth quarter of 2006 in the same range as the contributions made in 2005 and 2004.

The Company's accrued benefit cost for its sponsored pension plans is included in "Other Liabilities—Other" in the Company's Consolidated Balance Sheets (see Note 12).

The following benefit payments (net of plan participant contributions for non-qualified plans) under the Company's pension plans, which reflect expected future services, are expected to be paid:

(In thousands)	Qualified Plans	Non-Qualified Plans	Total

2006	$53,102	$12,234	$65,336
2007	54,398	12,178	66,576
2008	56,621	12,747	69,368
2009	59,090	13,090	72,180
2010	60,317	13,316	73,633
2011-2015	361,518	77,561	439,079

Total benefit payments	$645,046	$141,126	$786,172

The amount of cost recognized for defined contribution benefit plans was $13.4 million for 2005, $13.0 million for 2004 and $11.5 million 2003.

11. POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employees meet specified age and service requirements.

The Company's policy is to pay its portion of insurance premiums and claims under the above-mentioned plan from Company assets.

In accordance with FAS 106, the Company accrues the costs of such benefits during the employees' active years of service.

Net periodic postretirement cost was as follows:

(In thousands)	2005	2004	2003

Components of net periodic postretirement benefit cost:
Service cost	$6,920	$6,158	$10,031
Interest cost	12,210	11,539	15,948
Recognized actuarial loss	2,639	1,582	4,116
Amortization of prior service cost	(5,172)	(5,405)	(2,981)

Net periodic postretirement benefit cost	$16,597	$13,874	$27,114

In connection with collective bargaining agreements, the Company contributes to several welfare plans, including a joint company-union plan and a number of joint industry-union plans. Contributions are determined as a function of hours worked or period earnings. Portions of these contributions, which cannot be disaggregated, relate to postretirement benefits for plan participants. Postretirement costs related to these welfare plans were $37.4 million in 2005, $31.6 million in 2004 and $28.2 million in 2003.

The accrued postretirement benefit liability and the change in benefit obligation as of December 2005 and December 2004 were as follows:

(In thousands)	2005	2004

Change in benefit obligation:
Benefit obligation at prior measurement date	$217,878	$195,768
Service cost	6,920	6,158
Interest cost	12,210	11,539
Plan participants' contributions	2,370	2,544
Actuarial loss	12,154	15,705
Benefits paid	(14,801)	(13,836)

Benefit obligation at current measurement date	236,731	217,878

Change in plan assets:
Fair value of plan assets at prior measurement date	—	—
Employer contribution	14,801	13,836
Benefits paid	(14,801)	(13,836)

Fair value of plan assets at current measurement date	—	—

Funded status	(236,731)	(217,878)
Unrecognized actuarial loss	68,121	58,610
Unrecognized prior service cost	(48,672)	(53,845)

Net amount recognized	$(217,282)	$(213,113)

On January 1, 2004, amendments to the Company's postretirement plan became effective. These amendments included changes to the age and service eligibility requirements and an increase in deductibles, co-payments, and out-of-pocket maximum payments related to the medical prescription drug plans. The amendments resulted in a reduction of the Company's Accumulated Postretirement Benefit Obligation ("APBO") of $44.2 million that was treated as a negative prior service cost, and is being amortized beginning in 2004.

The Company adopted FASB Staff Position No. 106-2, in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("Medicare Reform Act") which decreased the Company's APBO in the amount of $32.7 million. The decrease in the APBO was treated as a gain, and is being amortized beginning in 2004.

Pursuant to the Medicare Reform Act, through December 2005, the Company integrated its postretirement benefit plan with Medicare (the

"Integration Method"). Under this option benefits paid by the Company are offset by Medicare. Beginning in 2006, the Company elected to receive the Medicare retiree drug subsidy ("Retiree Drug Subsidy") instead of the benefit under the Integration Method.

In February 2006 the Company announced amendments, such as the elimination of retiree-medical benefits to new employees, to its postretirement benefit plan effective January 1, 2007. The amendments will reduce the future obligations and expense to the Company under this plan.

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations as of December 2005 and December 2004 were as follows:

	2005	2004

Discount rate	5.50%	5.75%
Estimated increase in compensation level	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	2005	2004	2003

Discount rate	5.75%	6.00%	6.50%
Estimated increase in compensation level	4.50%	4.50%	4.50%

The assumed health-care cost trend rates as of December 2005 and December 2004, were as follows:

	2005	2004

Health-care cost trend rate assumed for next year:
Medical	7.00%-9.00%	7.25%-9.50%
Prescription	11.50%	12.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

(In thousands)	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total service and interest cost for 2005	$3,453	$(2,779)
Effect on accumulated postretirement benefit obligation as of December 2005	$36,252	$(29,457)

In 2005, the Company changed its mortality assumption to the 1994 Group Annuity Mortality Table from the 1983 Group Annuity Mortality Table. This change was made by the Company to incorporate an updated mortality assumption to calculate its postretirement obligation.

The following benefit payments (net of plan participant contributions) under the Company's postretirement plan, which reflect expected future services, are expected to be paid:

(In thousands)	Amount

2006	$11,172
2007	11,598
2008	11,945
2009	12,528
2010	13,051
2011-2015	75,391

Total benefit payments	$135,685

The Company expects to receive cash payments of approximately $19 million related to the Retiree Drug Subsidy from 2006 through 2015. The benefit payments in the above table are not reduced for the Retiree Drug Subsidy.

In accordance with FAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees after employment but before retirement (such as workers' compensation, disability benefits and health-care continuation coverage) during the employees' active years of service. The accrued cost of these benefits is included in "Other Liabilities—Other" in the Company's Consolidated Balance Sheets and amounted to $10.1 million as of December 2005 and $8.8 million as of December 2004.

12. OTHER LIABILITIES

The components of the "Other Liabilities—Other" balance in the Company's Consolidated Balance Sheets were as follows:

(In thousands)	December 2005	December 2004

Pension benefits obligation (see Note 10)	$272,597	$202,330
Postretirement benefits obligation (see Note 11)	217,282	213,113
Deferred compensation (see below)	137,973	131,264
Other liabilities	155,333	144,657

Total	$783,185	$691,364

Deferred compensation consists primarily of deferrals under a Company-sponsored deferred executive compensation plan (the "DEC plan"). The DEC plan obligation is recorded at fair market value and amounted to $130.1 million as of December 2005 and $123.0 million as of December 2004.

The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferrals are initially for a period of a minimum of two years after which time taxable distributions must begin unless the period is extended by the participant. Employees' contributions earn income based on the performance of investment funds they select.

The Company invests deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. The Company's investments in life insurance products are recorded at fair market value and are included in "Miscellaneous Assets" in the Company's Consolidated Balance Sheets, and amounted to $129.3 million as of December 2005 and $121.9 million as of December 2004.

Other liabilities in the table above primarily include the Company's tax contingency and worker's compensation liability.

13. EARNINGS PER SHARE

Basic and diluted earnings per share were as follows:

(In thousands, except per share data)	2005	2004	2003

Basic earnings per share computation:
Numerator
Income from continuing operations	$265,605	$292,557	$302,655
Cumulative effect of a change in accounting principle, net of income taxes	(5,852)	—	—

Net income	$259,753	$292,557	$302,655

Denominator
Average number of common shares outstanding	145,440	147,567	150,285

Income from continuing operations	$1.83	$1.98	$2.01
Cumulative effect of a change in accounting principle, net of income taxes	(0.04)	—	—

Net income	$1.79	$1.98	$2.01

Diluted earnings per share computation:
Numerator
Income from continuing operations	$265,605	$292,557	$302,655
Cumulative effect of a change in accounting principle, net of income taxes	(5,852)	—	—

Net income	$259,753	$292,557	$302,655

Denominator
Average number of common shares outstanding	145,440	147,567	150,285
Incremental shares for assumed exercise of securities	437	1,790	2,555

Total shares	145,877	149,357	152,840

Income from continuing operations	$1.82	$1.96	$1.98
Cumulative effect of a change in accounting principle, net of income taxes	(0.04)	—	—

Net Income	$1.78	$1.96	$1.98

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the fair market value of the Company's common stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share. Approximately 27 million stock options with exercise prices ranging from $32.89 to $48.54 were excluded from the computation in 2005. Approximately 13 million stock options with exercise prices ranging from $44.23 to $48.54 were excluded from the computation in 2004. Approximately 10 million stock options with exercise prices ranging from of $46.02 to $47.25 were excluded from the computation in 2003.

14. STOCK-BASED AWARDS

Under the Company's 1991 Executive Stock Incentive Plan (the "1991 Executive Stock Plan") and the 1991 Executive Cash Bonus Plan (together, the "1991 Executive Plans"), the Board of Directors may authorize awards to key employees of cash, restricted and unrestricted shares of the Company's Class A Common Stock ("Common Stock"), retirement units (stock equivalents) or such other awards as the Board of Directors deems appropriate.

The 2004 Non-Employee Directors' Stock Incentive Plan (the "2004 Directors' Plan") provides for the issuance of up to 500,000 shares of Common Stock in the form of stock options or restricted stock awards. Under the 2004 Directors' Plan, each non-employee director of the Company has historically received annual grants of non-qualified options with 10-year terms to purchase 4,000 shares of Common Stock from the Company at the average market price of such shares on the date of grant. Additionally, shares of restricted stock may be granted by the Board of Directors. Restricted stock has not been awarded under the 2004 Directors' Plan.

In December 2004, the FASB issued FAS 123-R. FAS 123-R is a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation ("FAS 123"), and supersedes APB 25. FAS 123-R eliminates the alternative of using the intrinsic value method of accounting that was provided in FAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options or shares issued under the Company's Employee Stock Purchase Plan ("ESPP"). FAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. FAS 123-R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

At the beginning of 2005, the Company adopted FAS 123-R. While FAS 123-R was not required to be adopted until the first annual reporting period beginning after June 15, 2005, the Company elected to adopt it before the required effective date. The Company adopted FAS 123-R using a modified prospective application, as permitted under FAS 123-R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

Before the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based compensation expense. Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock and long-term incentive plan awards ("LTIP awards"). Under APB 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company's ESPP. In accordance with the adoption of FAS 123-R, the Company recorded stock-based compensation expense for the cost of stock options, restricted stock units, restricted stock, shares issued under the ESPP and LTIP awards (together, "Stock-Based Awards"). Stock-based compensation expense in 2005 was $32.2 million ($21.9 million after tax or $.15 per basic and diluted share).

FAS 123-R requires that stock-based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the "substantive vesting period"). The Company's 1991 Executive Stock Plan and the 2004 Directors' Plan provide that awards generally vest upon the retirement of an employee/Director. In periods before the Company's adoption of FAS 123-R (pro forma disclosure only), the Company recorded stock-based compensation expense for awards to retirement-eligible employees over the awards' stated vesting period (the "nominal vesting period"). With the adoption of FAS 123-R, the Company will continue to follow the nominal vesting period approach for the unvested portion of awards granted before the adoption of FAS 123-R and follow the substantive vesting period approach for awards granted after the adoption of FAS 123-R.

The following table details the effect on net income and earnings per share had stock-based compensation expense for the Stock-Based Awards been recorded in years prior to 2005 based on the fair-value method under FAS 123. The reported and pro forma net income and earnings per share for 2005 in the table below are the same since stock-based compensation expense is calculated under the provisions of FAS 123-R. These amounts for 2005 are included in the table below only to provide the detail for a comparative presentation to prior years.

(Dollars in thousands, except per share data)	2005	2004	2003

Reported net income	$259,753	$292,557	$302,655
Add:
Total stock-based compensation expense included in reported net income, net of related tax effects	21,850	1,478	1,220
Deduct:
Total stock-based compensation expense determined under fair-value method for all awards, net related tax effects	(21,850)	(63,563)	(52,925)

Pro forma net income	$259,753	$230,472	$250,950

Earnings per share:

Basic – reported	$1.79	$1.98	$2.01

Basic – pro forma	$1.79	$1.56	$1.67

Diluted – reported	$1.78	$1.96	$1.98

Diluted – pro forma	$1.78	$1.54	$1.64

In June 2004 the Company accelerated the vesting of certain employee stock options where the exercise price of the stock options was above the Company's stock price. The acceleration of vesting resulted in additional stock-based compensation expense of $20.5 million (net of income taxes) that would have otherwise been reflected in the table above in periods after 2004 and $7.7 million in periods after 2005. The decrease in stock-based compensation expense in 2005 compared with prior years is due to a series of actions taken by the Company over the past three years such as reducing awards granted to employees, accelerating the vesting of certain stock options in 2004 and changing the terms of awards.

Had the Company not adopted FAS 123-R in 2005, stock-based compensation expense would have excluded the cost of stock options and shares issued under the ESPP. The incremental stock-based compensation expense for these awards, due to the adoption of FAS 123-R, caused income before income taxes and minority interest to decrease by $21.3 million, net income to decrease by $15.2 million and basic and diluted earnings per share to decrease by $.10 per share. In addition, in connection with the adoption of FAS 123-R, net cash provided by operating activities decreased and net cash provided by financing activities increased in 2005 by approximately $6 million related to excess tax benefits from Stock-Based Awards.

Stock Options
The 1991 Executive Stock Plan provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair market value of the Common Stock on the date of grant. Stock options have generally been granted with a 3-year vesting period and a 6-year term, or a 4-year vesting period and a 10-year term. The stock options vest in equal annual installments over the nominal vesting period or the substantive vesting period, whichever is applicable.

The 2004 Directors' Plan provides for grants of stock options to non-employee Directors at an option price per share of 100% of the fair market value of Common Stock on the date of grant. Stock options are granted with a 1-year vesting period and a 10-year term. The stock options vest over the nominal vesting period or the substantive vesting period, whichever is applicable. The Company's Directors are considered employees under the provisions of FAS 123-R.

Included in the Company's stock-based compensation expense in 2005 is a portion of the cost related to 2005, 2004 and 2001 stock option grants. The stock options granted before 2001 and those granted in 2002 and 2003 (accelerated vesting in June 2004) were fully vested as of the beginning of 2005.

Changes in the Company's stock options were as follows:

	2005		2004		2003
(Shares in thousands)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Options outstanding, beginning of year	30,799	$41	30,803	$40	29,055	$39
Granted	1,881	28	1,916	40	3,394	46
Exercised	(848)	17	(1,600)	25	(1,337)	26
Forfeited	(632)	44	(320)	44	(309)	44

Options outstanding, end of year	31,200	41	30,799	41	30,803	40

Options exercisable, end of year	28,067	$42	27,737	$41	20,132	$38

The weighted average remaining contractual term was approximately 6 years for stock options outstanding and approximately 5 years for stock options exercisable as of December 2005.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $6 million for stock options outstanding and exercisable as of December 2005. The total intrinsic value for stock options exercised in 2005 was approximately $13 million.

The amount of cash received from the exercise of stock options was approximately $14 million and the related tax benefit was approximately $6 million in 2005.

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2005, with the adoption of FAS 123-R, the expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year term. Stock options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected life of stock options granted with a 6-year term was determined using the average of the vesting period and term, an accepted method under the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, ending on the day of grant, and calculated on a monthly basis.

	2005			2004		2003
	6-Year Term 3-Year Vesting	10-Year Term 1-Year Vesting	10-Year Term 4-Year Vesting	6-Year Term 3-Year Vesting	10-Year Term 1- & 4-Year Vesting	10-Year Term 1- & 4-Year Vesting

Risk-free interest rate	4.40%	3.96%	4.40%	3.33%	3.62%	3.17%
Expected life	4.5 years	5.0 years	5.0 years	4.0 years	5.0 years	5.0 years
Expected volatility	19.27%	19.66%	19.07%	19.09%	19.65%	27.79%
Expected dividend yield	2.43%	2.11%	2.43%	1.50%	1.50%	1.23%
Weighted average fair value	$4.90	$6.28	$5.10	$6.64	$8.09	$12.25

For grants prior to 2005 (before the adoption of FAS 123-R), the fair value for stock options with 10-year terms and different vesting periods was calculated on a combined basis. For grants made beginning in 2005, with the adoption of FAS 123-R, the fair value for stock options granted with different vesting periods was calculated separately.

Restricted Stock
The 1991 Executive Stock Plan also provides for grants of restricted stock. The Company did not grant restricted stock in 2005 but rather granted restricted stock units (see below). Restricted stock vests at the end of the nominal vesting period or the substantive vesting period, whichever is applicable. The fair value of restricted stock is the excess of the average market price of Common Stock at the date of grant over the exercise price, which is zero.

Changes in the Company's restricted stock were as follows:

	2005		2004		2003
(Shares in thousands)	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value	Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested restricted stock at beginning of period	741	$41	225	$45	190	$44
Granted	—	—	521	40	35	46
Vested	(15)	40	—	—	—	—
Forfeited	(15)	40	(5)	40	—	—

Unvested restricted stock at end of period	711	$41	741	$41	225	$45

Under the provisions of FAS 123-R, the recognition of deferred compensation, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted, is no longer required. Therefore, in the first quarter of 2005, the amount that had been in "Deferred compensation" in the Consolidated Balance Sheet was reversed to zero.

Restricted Stock Units
The 1991 Executive Stock Plan also provides for grants of other awards, including restricted stock units. In 2005, the Company granted restricted stock units with a 3-year vesting period and a 5-year vesting period. Each restricted stock unit represents the Company's obligation to deliver to the holder one share of Common Stock upon vesting. Restricted stock units vest at the end of the nominal vesting period or the substantive vesting period, whichever is applicable. The fair value of restricted stock units is the excess of the average market price of Common Stock at the date of grant over the exercise price, which is zero.

The Company granted approximately 530,000 restricted stock units with a weighted average grant date fair value of $27.45.

ESPP
Under the ESPP, participating employees purchase Common Stock through payroll deductions. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest.

In 2005, there were two 6-month ESPP offerings with a purchase price set at a 15% discount of the average market price at the beginning of the offering period. The January offering began January 1, 2005, and ended June 25, 2005, while the June offering period began June 26, 2005, and ended December 24, 2005. The purchase price was $35.08 for the January offering and $26.40 for the June offering. There were no shares issued under the 2005 offerings because the market price of the stock on the purchase date was lower than the offering price. Participants' contributions (plus accrued interest) were automatically refunded under the terms of the offerings.

In 2004 and prior offerings, the offering period was generally 12 months and the purchase price was the lesser of 85% of the average market price of the Common Stock on the date the offering commenced or the date the offering ended. Approximately 1 million shares were issued under the ESPP in each of 2004 and 2003.

The fair value of the offerings was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on the implied volatility on the day of grant.

	2005 January	2005 June	2004	2003

Risk-free interest rate	2.36%	3.25%	1.27%	1.79%
Expected life	6 months	6 months	1.2 years	1.2 years
Expected volatility	21.39%	21.46%	28.63%	30.82%
Expected dividend yield	1.51%	2.12%	1.75%	1.46%
Weighted-average fair value	$6.65	$5.04	$8.13	$9.69

The 2006 ESPP is one 12-month offering and the Company will no longer offer a discount from the purchase price, which will be 100% of the average market price on December 26, 2006. With these modifications, the ESPP will no longer be considered a compensatory plan, and therefore compensation expense will not be recorded for shares issued under the ESPP in 2006.

LTIP Awards
The Company's 1991 Executive Plans provide for grants of cash awards to key executives payable at the end of a multi-year performance period. The target award is determined at the beginning of the period and can increase to a maximum of 175% of the target or decrease to zero.

For awards granted for cycles beginning prior to 2006, the actual payment, if any, is based on a key performance measure, Total Shareholder Return ("TSR"). TSR is calculated as stock appreciation plus reinvested dividends. At the end of the period, the LTIP payment will be determined by comparing the Company's TSR to the TSR of a predetermined peer group of companies. For awards granted for the cycle beginning in 2006, the actual payment, if any, will depend on two performance measures. Half of the award is based on the TSR of a predetermined peer group of companies during the performance period and half is based on the percentage increase in the Company's revenue in excess of the percentage increase in costs and expenses during the same period. Achievement with respect to each element of the award is independent of the other. All payments are subject to approval by the Board's Compensation Committee.

The LTIP awards are classified as liability awards under the provisions of FAS 123-R because the Company incurs a liability, payable in cash, indexed to the Company's stock price. The LTIP award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the operating results and the performance of the Company's TSR relative to the peer group's TSR.

Based on an independent valuation of its LTIP awards, the Company recorded a favorable adjustment of $2.4 million in 2005. The fair value of the LTIP awards was calculated by comparing the Company's TSR against a predetermined peer group's TSR over the performance period. The LTIP awards are valued using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. These assumptions are based on historical data points and are taken from market data sources. The payout of the LTIP awards are based on relative performance; therefore, correlations in stock price performance among the peer group companies also factor into the valuation. There were no LTIP awards paid in 2005 in connection with the performance period ending in 2004.

In December 2005, the Company granted key executives LTIP awards for the 2006-2010 year cycle commencing January 2006.

As of December 2005, unrecognized compensation expense related to the unvested portion of the Company's Stock-Based Awards was approximately $37 million and is expected to be recognized over a weighted-average period of approximately 3 years.

The Company generally issues shares for the exercise of stock options from unissued reserved shares and issues shares for restricted stock units and shares under the ESPP from treasury shares. The Company generally repurchases enough Common Stock to offset shares issued for the Stock-Based Awards.

Shares of Class A Common Stock reserved for issuance were as follows:

(In thousands)	December 2005	December 2004

Stock options
Outstanding	31,200	30,799
Available	5,880	7,129

Employee Stock Purchase Plan
Available	7,992	7,993

Restricted stock, restricted stock units, retirement units and other awards
Outstanding	633	113
Available	644	1,159

Total
Outstanding	31,833	30,912
Available	14,516	16,281

In addition to the shares available in the table above, as of December 2005 and December 2004, there were approximately 834,000 and 840,000 shares of Class B Common Stock available for conversion into shares of Class A Common Stock.

15. CAPITAL STOCK

Shares of the Company's Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders' option on a share-for-share basis into Class A Common Stock. Upon conversion, the previously outstanding shares of Class B Common Stock are automatically and immediately retired, resulting in a reduction of authorized Class B Common Stock. As provided for in the Company's Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the Board of Directors, and the Class A and Class B Common Stock have the right to vote together on the reservation of Company shares for stock options and other stock-based plans, on the ratification of the selection of a registered public accounting firm and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in the open market or through private transactions. These repurchases may be suspended from time to time or discontinued. The Company repurchased 1.7 million shares in 2005 at an average cost of $33.08 per share, 6.8 million shares in 2004 at an average cost of $42.79 per share and 4.6 million shares in 2003 at an average cost of $44.83 per share. The cost associated with these repurchases were $57.2 million in 2005, $293.0 million in 2004 and $205.8 million in 2003.

The Company did not retire any shares from treasury stock in 2005 or 2003. The Company retired 9.2 million shares from treasury stock in 2004. The 2004 retirement resulted in a reduction of $405.3 million in treasury stock, $0.9 million in Class A Common Stock, $96.0 million in additional paid-in capital and $308.4 million in retained earnings.

The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

16. SEGMENT INFORMATION

In November 2005, the Company acquired KAUT-TV. KAUT-TV is included in the results of the Broadcast Media Group.

In March 2005, the Company acquired About, Inc. About.com is a separate reportable segment of the Company.

In February 2005, the Company acquired North Bay. North Bay is included in the results of the News Media Group under the Regional Media Group.

The results of KAUT-TV, About.com and North Bay have been included in the Company's Consolidated Financial Statements since the acquisition date.

The acquisitions discussed above did not have a material impact on the Company's Consolidated Financial Statement for the periods presented herein.

Beginning in fiscal 2005, the results of the Company's two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group, are included in the results of the News Media Group as part of The New York Times Media Group. WQXR, the Company's classical music radio station, is working with The New York Times News Services division to expand the distribution of Times-branded news and information on radio, through The Times's own resources and in collaboration with strategic partners. WQEW receives revenues under a time brokerage agreement with ABC, Inc., which currently provides substantially all of WQEW's programming. 2004 and 2003 have been reclassified to conform with the 2005 presentation.

The Company's reportable segments consist of the News Media Group, the Broadcast Media Group and About.com. These segments are evaluated regularly by key management in assessing performance and allocating resources.

Revenues from individual customers, and revenues, operating profit and assets of foreign operations are not significant.

Below is a description of the Company's reportable segments:

News Media Group

The New York Times Media Group, which includes The New York Times, NYTimes.com, the IHT and the two New York City radio stations; the New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, consisting of 15 other newspapers and their related digital businesses.

Broadcast Media Group

Nine network-affiliated television stations and their related digital operations.

About.com

An online consumer information provider.

The Company's Statements of Income by segment and Corporate were as follows:

(In thousands)	2005	2004	2003

REVENUES
News Media Group	$3,189,772	$3,158,015	$3,098,004
Broadcast Media Group	139,055	145,627	129,196
About.com	43,948	—	—

Total	$3,372,775	$3,303,642	$3,227,200

OPERATING PROFIT (LOSS)
News Media Group	$373,639	$520,851	$558,129
Broadcast Media Group	27,141	38,383	28,642
About.com	11,685	—	—
Corporate	(54,357)	(49,281)	(47,221)
Gain on sale of assets	122,946	—	—

Total	$481,054	$509,953	$539,550

Net income/(loss) from joint ventures	10,051	240	(8,223)
Interest expense, net	49,168	41,760	44,757
Other income	4,167	8,212	13,277

Income from continuing operations before income taxes and minority interest	446,104	476,645	499,847
Income taxes	180,242	183,499	197,762
Minority interest in net (income)/loss of subsidiaries	(257)	(589)	570

Income from continuing operations	265,605	292,557	302,655
Cumulative effect of a change in accounting principles, net of income taxes	(5,852)	—	—

NET INCOME	$259,753	$292,557	$302,655

Operating profit for the News Media Group and Corporate included a charge of $57.1 million and $0.7 million, respectively, in 2005 related to staff reduction expenses (see Note 6). In 2003, operating profit for the News Media Group included a $14.1 million benefit related to the reimbursement of remediation expenses at one of the Company's printing plants.

Advertising, circulation and other revenue, by division of the News Media Group, were as follows:

(In thousands)	2005	2004	2003

The New York Times Media Group
Advertising	$1,264,760	$1,220,664	$1,195,691
Circulation	615,508	615,891	623,061
Other	157,037	165,005	168,045

Total	$2,037,305	$2,001,560	$1,986,797

New England Media Group
Advertising	$467,608	$481,615	$464,472
Circulation	170,744	181,009	174,634
Other	36,991	37,971	34,402

Total	$675,343	$700,595	$673,508

Regional Media Group
Advertising	$367,522	$349,702	$333,769
Circulation	87,723	87,095	88,072
Other	21,879	19,063	15,858

Total	$477,124	$455,860	$437,699

Total News Media Group
Advertising	$2,099,890	$2,051,981	$1,993,932
Circulation	873,975	883,995	885,767
Other	215,907	222,039	218,305

Total	$3,189,772	$3,158,015	$3,098,004

The Company's segment and Corporate depreciation and amortization, capital expenditures and assets reconciled to consolidated amounts were as follows:

(In thousands)	2005	2004	2003

DEPRECIATION AND AMORTIZATION
News Media Group	$119,293	$124,640	$127,704
Broadcast Media Group	8,289	8,447	8,835
About.com	9,165	—	—
Corporate	7,022	9,441	9,191

Total	$143,769	$142,528	$145,730

CAPITAL EXPENDITURES
News Media Group	$217,312	$199,890	$159,657
Broadcast Media Group	7,962	7,074	5,983
About.com	1,713	—	—
Corporate	2,522	4,252	1,610

Total	$229,509	$211,216	$167,250

ASSETS
News Media Group	$3,240,385	$3,116,369	$2,943,275
Broadcast Media Group	392,915	355,496	359,149
About.com	419,004	—	—
Corporate	242,364	259,083	271,822
Investments in joint ventures	238,369	218,909	227,470

Total	$4,533,037	$3,949,857	$3,801,716

17. COMMITMENTS AND CONTINGENT
LIABILITIES

New Headquarters Building

The Company is in the process of constructing a 1.54 million square foot condominium office building (the "Building") in New York City that will serve as its new headquarters. In December 2001, a wholly owned subsidiary of the Company ("NYT") and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, "FC") became the sole members of The New York Times Building LLC (the "Building Partnership"), a partnership established for the purpose of constructing the Building.

The Building Partnership is a New York limited liability company and a separate and distinct legal entity from the Company. NYT's and FC's percentage interests in the Building Partnership are approximately 58% and 42%. Due to the Company's majority interest, 100% of the financial position and results of operations of the Building Partnership are consolidated with those of the Company, and FC's minority interest in the Building Partnership is included in "Minority Interest" in the Company's Consolidated Balance Sheets as of December 2005 and December 2004, and in "Minority interest in net (income)/loss of subsidiaries" in the Consolidated Statements of Income for 2005, 2004 and 2003.

In December 2001, the Building Partnership entered into a land acquisition and development agreement ("LADA") for the Building site with a New York State agency, which subsequently acquired title to the site through a condemnation proceeding. Pursuant to the LADA, the Building Partnership was required to fund all costs of acquiring the Building site, including the purchase price of approximately $86 million, and certain additional amounts ("excess site acquisition costs") to be paid in connection with the condemnation proceeding. NYT and FC were required to post letters of credit for these acquisition costs. As of December 2005, approximately $16 million remained undrawn on a letter of credit posted by the Company on behalf of NYT and approximately $12 million remained undrawn on a letter of credit posted by Forest City Enterprises, Inc. ("FCE") on behalf of FC.

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

In August 2004, the Building Partnership commenced construction of the Building and, under the Ground Lease, is required to complete construction within 36 months following construction commencement, subject to certain extensions. The Company and FCE have guaranteed the Building Partnership's obligation to complete construction of the Building in accordance with the Ground Lease.

Pursuant to the Operating Agreement of the Building Partnership, dated December 12, 2001, and amended June 25, 2004 (the "Operating Agreement"), the funds for construction of the Building are being provided through a construction loan and capital contributions of NYT and FC. On June 25, 2004, the Building Partnership closed a construction loan with GMAC Commercial Mortgage Corporation (the "construction lender"), which will provide a loan of up to $320 million (the "construction loan"), secured by the Building, for construction of the Building's core and shell as well as other development costs. NYT has elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs. The Company will fund such contributions from cash from operations and external financing sources. FC's share of the total costs of the Building will be funded through capital contributions and the construction loan.

Under the terms of the Operating Agreement and the construction loan, NYT is required to fund all of its construction equity related to construction of the core and shell as well as other development costs prior to the funding of the construction loan. As of December 2005, NYT's remaining construction equity requirement related to construction of the core and shell as well as other development costs was approximately $64 million. This requirement has been guaranteed by the Company and was backed by a standby letter of credit which declined on a monthly basis to zero as of December 31, 2005. Because NYT is funding its construction equity first, a portion of those funds has been used to fund FC's share of Building costs (the "FC funded share") prior to commencement of funding of the construction loan. The FC funded share bears interest at the construction loan rate and will be repaid to NYT out of construction loan draws. FC's interest in the Building Partnership has been pledged to NYT to secure repayment of the FC funded share.

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

Actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of its existing headquarters, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(In millions)	NYT	FC	Total

2001-2005	$241	$184	$425

2006	$240-$270	$130-$150	$370-$420

2007	$120-$128	$86-$95	$206-$223

Total	$601-$639	$400-$429	$1,001-$1,068

Less: net of sale proceeds(a)	$106	—	$106

Total, net of sale proceeds	$495-$533(b)	$400-$429	$895-$962

(a)
Represents cash proceeds from the sale of the Company's existing headquarters (see Note 6), net of income taxes and transaction costs. This amount is not net of the Company's future rental payments associated with the leaseback.

(b)
Includes estimated capitalized interest and salaries of $45 to $55 million.

Operating Leases

Such lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating expenses.

Rental expense amounted to $35.8 million in 2005, $32.9 million in 2004 and $33.1 million in 2003. The approximate minimum rental commitments under noncancelable leases as of December 2005 were as follows:

(In thousands)	Amount

2006	$28,371
2007	18,619
2008	10,543
2009	9,719
2010	7,710
Later years	41,340

Total minimum lease payments	$116,302

The table above includes lease payments in connection with the leaseback of the Company's existing headquarters.

Capital Leases

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 2005, were as follows:

(In thousands)	Amount

2006	$7,399
2007	7,038
2008	7,765
2009	9,038
2010	9,552
Later years	86,018

Total minimum lease payments	126,810
Less: imputed interest	(48,842)

Present value of net minimum lease payments including current maturities	$77,968

Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the "circulation servicer"), and on behalf of two third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with GAAP, contingent obligations related to these guarantees are not reflected in the Company's Consolidated Balance Sheets as of December 2005 and December 2004.

The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was approximately $20 million as of December 2005. The amount outstanding under the credit facility, which expires in April 2006 and is renewable, was approximately $18 million as of December 2005. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the "property lease guarantees"). The total amount of the property lease guarantees was approximately $3 million as of December 2005. One property lease expires in June 2008 and the other expires in May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the "equipment lease guarantee"). The total amount of the equipment lease guarantee was approximately $3 million as of December 2005. The equipment lease expires in March 2011 but is cancelable in March 2006. The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $6 million as of December 2005. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company has letters of credit of approximately $34 million, that are required by insurance companies, to provide support for the Company's workers' compensation liability that is included in the Company's Consolidated Balance Sheet as of December 2005.

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

Management is further responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company follows and continuously monitors its policies and procedures for internal control over financial reporting to ensure that this objective is met (see "Management's Report on Internal Control Over Financial Reporting" on page F-57).

The consolidated financial statements were audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and their report is shown on page F-56.

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
February 23, 2006

Leonard P. Forman
Executive Vice President and Chief Financial Officer
The New York Times Company
February 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
The New York Times Company
New York, NY

We have audited the accompanying consolidated balance sheets of The New York Times Company (the "Company") as of December 25, 2005 and December 26, 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 2005. Our audits also included the financial statement schedules listed at Item 15(A)(2)of the Company's 2005 Annual Report on Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as revised, effective December 27, 2004. Also, as discussed in Note 6 to the consolidated financial statements, in 2005 the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligation—an interpretation of FASB Statement No. 143," effective December 25, 2005.

We have also audited, in accordance with the standards of the PCAOB the effectiveness of the Company's internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

New York, NY
February 23, 2006

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 25, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 25, 2005.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited management's assessment of the Company's internal control over financial reporting as of December 25, 2005, and their report is shown on page F-58.

Janet L. Robinson
President and Chief Executive Officer
The New York Times Company
February 23, 2006

Leonard P. Forman
Executive Vice President and
Chief Financial Officer
The New York Times Company
February 23, 2006

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
The New York Times Company
New York, NY

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that The New York Times Company (the "Company") maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements and financial statement schedules as of and for the year ended December 25, 2005, of the Company, and our report dated February 23, 2006 expresses an unqualified opinion and includes an explanatory paragraph referring to the Company's adoption of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as revised, effective December 27, 2004 and FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligation—an interpretation of FASB Statement No. 143," effective December 25, 2005, on those financial statements and financial statement schedules.

Deloitte & Touche LLP

New York, NY
February 23, 2006

QUARTERLY INFORMATION (Unaudited)

	2005 Quarters

(In thousands, except per share data)	First	Second	Third	Fourth	Year

Revenues	$805,583	$845,069	$791,083	$931,040	$3,372,775
Costs and expenses	720,457	738,527	746,004	809,679	3,014,667
Gain on sale of assets(a)	122,946	—	—	—	122,946

Operating profit	208,072	106,542	45,079	121,361	481,054
Net (loss)/income from joint ventures	(248)	3,138	5,000	2,161	10,051
Interest expense, net	14,248	11,844	11,677	11,399	49,168
Other income	1,250	1,250	1,250	417	4,167

Income from continuing operations before income taxes and minority interest	194,826	99,086	39,652	112,540	446,104
Income taxes	83,658	38,110	16,738	41,736	180,242
Minority interest in net (income)/loss of subsidiaries	(119)	(161)	167	(144)	(257)

Income from continuing operations	111,049	60,815	23,081	70,660	265,605
Cumulative effect of a change in accounting principle, net of income taxes(b)	—	—	—	(5,852)	(5,852)

Net income	$111,049	$60,815	$23,081	$64,808	$259,753

Average number of common shares outstanding
Basic	145,868	145,524	145,214	145,153	145,440
Diluted	146,771	146,003	145,602	145,407	145,877

Basic earnings per share:
Income from continuing operations	$0.76	$0.42	$0.16	$0.49	$1.83
Cumulative effect of a change in accounting principle, net of income taxes(b)	—	—	—	(0.04)	(0.04)

Net income	$0.76	$0.42	$0.16	$0.45	$1.79

Diluted earnings per share:
Income from continuing operations	$0.76	$0.42	$0.16	$0.49	$1.82
Cumulative effect of a change in accounting principle, net of income taxes(b)	—	—	—	(0.04)	(0.04)

Net income	$0.76	$0.42	$0.16	$0.45	$1.78

Dividends per share	$.155	$.165	$.165	$.165	$.65

	2004 Quarters

(In thousands, except per share data)	First	Second	Third	Fourth	Year

Revenues	$801,944	$823,931	$773,830	$903,937	$3,303,642
Costs and expenses	692,782	692,174	689,539	719,194	2,793,689

Operating profit	109,162	131,757	84,291	184,743	509,953
Net (loss)/income from joint ventures	(3,293)	2,734	1,691	(892)	240
Interest expense, net	10,320	10,353	10,080	11,007	41,760
Other income	1,250	1,250	4,073	1,639	8,212

Income before income taxes and minority interest	96,799	125,388	79,975	174,483	476,645
Income taxes	38,239	49,538	31,620	64,102	183,499
Minority interest in net income of subsidiaries	125	173	83	208	589

Net income	$58,435	$75,677	$48,272	$110,173	$292,557

Average number of common shares outstanding
Basic	149,925	148,626	146,469	145,245	147,567
Diluted	152,460	150,902	147,964	146,383	149,357

Basic earnings per share	$0.39	$0.51	$0.33	$0.76	$1.98
Diluted earnings per share	$0.38	$0.50	$0.33	$0.75	$1.96

Dividends per share	$.145	$.155	$.155	$.155	$.61

  (a)
  The first quarter of 2005 includes a $122.9 million pre-tax gain from the sale of assets. The Company completed the sale of its current headquarters in New York City for $175.0 million, which resulted in a total pre-tax gain of $143.9 million, of which $114.5 million ($63.3 million after tax or $.43 per diluted share) was recognized in the first quarter of 2005. The remainder of the gain is being deferred and amortized over the lease term in accordance with GAAP. In addition, the Company sold property in Sarasota, Fla., which resulted in a pre-tax gain in the first quarter of 2005 of $8.4 million ($5.0 million after tax or $.03 per diluted share). See Note 6 of the Notes to the Consolidated Financial Statements.

  (b)
  The Company adopted FIN 47 during the fourth quarter of 2005 and accordingly recorded an after-tax charge of $5.9 million or $.04 per diluted share ($10.5 million pre-tax). See Note 6 of the Notes to the Consolidated Financial Statements.

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

The Company's largest source of revenue is advertising. Seasonal variations in advertising revenues cause the Company's quarterly consolidated results to fluctuate. Second-quarter and fourth-quarter advertising volume is typically higher than first-quarter and third-quarter volume because economic activity tends to be lower during the winter and summer. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments as well as the occurrence of certain international, national and local events.

MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of February 10, 2006, was as follows: Class A Common Stock: 9,686; Class B Common Stock: 34.

Both classes of our common stock participate equally as to our quarterly dividends. In 2005, dividends were paid in the amount of $.155 per share in March and in the amount of $.165 per share in June, September and December. In 2004, dividends were paid in the amount of $.145 per share in March and in the amount of $.155 per share in June, September and December.

The market price range of Class A Common Stock was as follows:

Quarters Ended	2005		2004

	High	Low	High	Low

March	$40.80	$35.56	$49.13	$43.97
June	36.58	30.74	47.09	43.84
September	34.59	30.00	44.83	39.03
December	30.17	26.36	41.52	38.72
Year	40.80	26.36	49.13	38.72

THE NEW YORK TIMES COMPANY
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 25, 2005

Column A	Column B	Column C	Column D	Column E	Column F

(In thousands) Description	Balance at beginning of period	Additions charged to costs and expenses or revenues	Additions related to Acquisitions	Deductions for purposes for which accounts were set up	Balance at end of period

Year Ended December 25, 2005
Deducted from assets to which they apply
Accounts receivable allowances:
Uncollectible accounts	$23,929	$19,813	$488	$21,084	$23,146
Rate adjustments and discounts	9,224	30,443	—	29,554	10,113
Returns allowance	10,423	2,780	—	2,115	11,088

Total	$43,576	$53,036	$488	$52,753	$44,347

Year Ended December 26, 2004
Deducted from assets to which they apply
Accounts receivable allowances:
Uncollectible accounts	$24,708	$21,271	$—	$22,050	$23,929
Rate adjustments and discounts	10,131	21,626	—	22,533	9,224
Returns allowance	6,284	8,471	—	4,332	10,423

Total	$41,123	$51,368	$—	$48,915	$43,576

Year Ended December 28, 2003
Deducted from assets to which they apply
Accounts receivable allowances:
Uncollectible accounts	$20,290	$17,760	$4,919	$18,261	$24,708
Rate adjustments and discounts	12,948	16,611	—	19,428	10,131
Returns allowance	4,614	1,098	7,673	7,101	6,284

Total	$37,852	$35,469	$12,592	$44,790	$41,123

S-1

INDEX TO EXHIBITS

Exhibit numbers 10.1 through 10.4, 10.12 through 10.14, 10.17 through 10.18, 10.26 through 10.28 and 10.34 through 10.36 are management contracts or compensatory plans or arrangements.

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
(10.1)	The Company's 1991 Executive Stock Incentive Plan, as amended through February 16, 2006 (filed as an Exhibit to the Company's Form 8-K dated February 17, 2006, and incorporated by reference herein).
(10.2)	The Company's 1991 Executive Cash Bonus Plan, as amended through February 16, 2006 (filed as an Exhibit to the Company's Form 8-K dated February 17, 2006, and incorporated by reference herein).
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
(10.13)	The Company's Deferred Executive Compensation Plan, as amended December 22, 2005 (filed as an Exhibit to the Company's Form 8-K dated December 27, 2005, and incorporated by reference herein).
(10.14)	The Company's Non-Employee Directors Deferral Plan, as amended through February 17, 2005 (filed as an Exhibit to the Company's Form 8-K dated February 17, 2005, and incorporated by reference herein).
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
(10.26)	Annual bonuses paid to executive officers for 2004 (incorporated by reference to the Company's Form 8-K dated February 18, 2005).
(10.27)	Non-Employee Directors' compensation for 2005 (incorporated by reference to the Company's Form 8-K dated February 18, 2005).

(10.28)	Non-Employee Directors' compensation for 2006 (incorporated by reference to the Company's Form 8-K dated February 17, 2006).
(10.29)
Stock Purchase Agreement among the Company, PRIMEDIA Companies Inc. and PRIMEDIA Inc., in which the Company agreed to purchase About, Inc., dated February 17, 2005 (filed as an Exhibit to the Company's Form 8-K dated March 10, 2005, and incorporated by reference herein).
(10.30)
Guarantee of PRIMEDIA Inc. with respect to the obligations of PRIMEDIA Companies Inc. in favor of the Company dated March 18, 2005 (filed as an Exhibit to the Company's Form 8-K dated March 18, 2005, and incorporated by reference herein).
(10.31)
Indenture, dated March 29, 1995, between The New York Times Company and JPMorgan Chase Bank, N.A. (formerly known as Chemical Bank), as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 33-57403, and incorporated by reference herein).
(10.32)
First Supplemental Indenture, dated August 21, 1998, between The New York Times Company and JPMorgan Chase Bank, N.A. (formerly known as Chemical Bank and The Chase Manhattan Bank), as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 333-62023, and incorporated by reference herein).
(10.33)
Second Supplemental Indenture, dated July 26, 2002, between The New York Times Company and JPMorgan Chase Bank, N.A., as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 333-97199, and incorporated by reference herein).
(10.34)	Terms of 2005-2009 long-term incentive program and 2005 annual cash bonuses for executive officers (incorporated by reference to the Company's Form 8-K dated December 20, 2004).
(10.35)	Terms of 2006-2010 long-term incentive program and 2006 annual cash bonuses for executive officers (incorporated by reference to the Company's Form 8-K dated December 21, 2005).
(10.36)
Terms of 2005 restricted stock unit awards pursuant to the 1991 Executive Stock Incentive Plan (filed as an Exhibit to the Company's Form 8-K dated December 21, 2005, and incorporated by reference herein).
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