Form 10-K/A
period 2005-12-25
NEW YORK TIMES CO
filed 2006-02-28
CIK 71691

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

The Company filed its Annual Report on Form 10-K for the fiscal year ended December 25, 2005, on February 23, 2006. Due to a production error, certain of the text in Notes 2 and 3 to the Company's Consolidated Financial Statements was transposed in the filed version. This Amendment No. 1 on Form 10-K/A is being filed to correct the error. No other changes have been made. This amendment speaks as of the date of the original report, February 23, 2006, and does not reflect events occurring after the filing of such report or update or modify the disclosures therein in any way other than as described above. In connection with the filing of this Form 10-K/A, we are including as exhibits currently dated certifications of our chief executive officer and chief financial officer.

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

Date: February 28, 2006

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
(12)	Ratio of Earnings to Fixed Charges (filed as an Exhibit to the Company's Annual Report on Form 10-K dated February 23, 2006).
(14)
Code of Ethics for the Chairman, Chief Executive Officer, Vice Chairman and Senior Financial Officers (filed as an Exhibit to the Company's Form 10-K dated February 20, 2004, and incorporated by reference herein).
(21)	Subsidiaries of the Company (filed as an Exhibit to the Company's Annual Report on Form 10-K dated February 23, 2006).
(23)	Consent of Deloitte & Touche LLP (filed as an Exhibit to the Company's Annual Report on Form 10-K dated February 23, 2006).
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such redacted portions have been marked with an asterisk.

QuickLinks

EXPLANATORY NOTE