Form 10-Q
period 2006-03-26
NEW YORK TIMES CO
filed 2006-05-05
CIK 71691

FORM 10-Q

UNITED STATES
SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 26, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Number of shares of each class of the registrant’s common stock outstanding as of April 28, 2006 (exclusive of treasury shares):

Class A Common Stock	144,014,500 shares
Class B Common Stock	833,132 shares

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share data)

	For the Quarters Ended
	March 2006	March 2005
	(13 Weeks)
Revenues
Advertising	$554,627	$533,779
Circulation	220,281	219,617
Other	56,864	52,187
Total	831,772	805,583

Production costs
Raw materials	81,937	74,829
Wages and benefits	176,377	176,908
Other	135,520	125,194
Total	393,834	376,931

Selling, general and administrative expenses	369,662	343,526

Total	763,496	720,457

Gain on sale of assets	—	122,946

Operating profit	68,276	208,072

Net income/(loss) from joint ventures	1,967	(248)

Interest expense, net	12,524	14,248

Other income	—	1,250

Income before income taxes and minority interest	57,719	194,826

Income taxes	22,857	83,658

Minority interest in net loss/(income) of subsidiaries	93	(119)

Net income	$34,955	$111,049

Average number of common shares outstanding
Basic	145,165	145,868
Diluted	145,361	146,771

Basic earnings per share	$.24	$.76

Diluted earnings per share	$.24	$.76

Dividends per share	$.165	$.155

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands)

	March 2006	December 2005
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$40,184	$44,927

Accounts receivable-net	390,887	435,273

Inventories
Newsprint and magazine paper	25,724	28,190
Work-in-process and other	3,922	3,910
Total inventories	29,646	32,100

Deferred income taxes	68,118	68,118

Other current assets	68,394	77,328

Total current assets	597,229	657,746

Other Assets

Investments in joint ventures	239,601	238,369

Property, plant and equipment (less accumulated depreciation and amortization of $1,384,024 in 2006 and $1,368,187 in 2005)	1,502,875	1,468,403

Intangible assets acquired
Goodwill	1,440,650	1,439,881

Other intangible assets acquired (less accumulated amortization of $175,330 in 2006 and $168,319 in 2005)	404,332	411,106

Miscellaneous assets	340,076	317,532

TOTAL ASSETS	$4,524,763	$4,533,037

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 2006	December 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$507,405	$496,450
Accounts payable	191,584	201,119
Accrued payroll and other related liabilities	90,385	100,390
Accrued expenses	148,285	185,063
Unexpired subscriptions	85,530	81,870
Current portion of long-term debt and capital lease obligations	1,598	1,630

Total current liabilities	1,024,787	1,066,522

Other Liabilities

Long-term debt	822,154	821,962
Capital lease obligations	75,968	76,338
Deferred income taxes	79,989	79,806
Other	786,036	783,185

Total other liabilities	1,764,147	1,761,291

Minority Interest	208,719	188,976

Stockholders’ Equity

Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2006 – 151,054,843; 2005 – 150,939,371 (including treasury shares: 2006 – 6,851,836; 2005 – 6,558,299)	15,106	15,094
Class B – convertible – authorized and issued shares; 2006 – 834,242; 2005 – 834,242	83	83
Additional paid-in capital	61,921	55,148
Retained earnings	1,836,671	1,825,763
Common stock held in treasury, at cost	(269,897)	(261,964)
Accumulated other comprehensive loss, net of income taxes	(116,774)	(117,876)

Total stockholders’ equity	1,527,110	1,516,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,524,763	$4,533,037

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	For the Quarters Ended
	March 2006	March 2005
	(13 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$76,425	$135,304

INVESTING ACTIVITIES
Capital expenditures	(65,168)	(52,576)
Acquisitions	—	(413,232)
Investment	—	(16,500)
Net proceeds from sale of assets	—	176,044
Other investing proceeds/(payments)-net	1,810	(440)

Net cash used in investing activities	(63,358)	(306,704)

FINANCING ACTIVITIES
Commercial paper borrowings-net	10,956	32,250
Long-term obligations:
Increases	—	497,543
Reductions	(405)	(322,293)
Capital shares:
Issuances	2,501	2,524
Repurchases	(7,092)	(21,714)
Excess tax benefits from stock-based awards	472	870
Dividends paid to stockholders	(24,047)	(22,598)
Other financing (payments)/proceeds-net	(267)	445

Net cash (used in)/provided by financing activities	(17,882)	167,027

Decrease in cash and cash equivalents	(4,815)	(4,373)

Effect of exchange rate changes on cash and cash equivalents	72	(214)

Cash and cash equivalents at the beginning of the year	44,927	42,389
Cash and cash equivalents at the end of the quarter	$40,184	$37,802

SUPPLEMENTAL DATA

Acquisitions

•        In March 2005, the Company acquired 100% of the outstanding common stock of About, Inc., a leading online consumer information provider, for approximately $410 million (see Note 2).

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

Other

•        The Company’s and its development partner’s interests in the Company’s new headquarters are approximately 58% and 42% (see Note 11). Due to the Company’s majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company. Cash capital expenditures attributable to the Company’s development partner’s interest in the Company’s new headquarters were approximately $18 and $12 million in the first quarter of 2006 and 2005.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.           General

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 26, 2006 and December 25, 2005, and the results of operations and cash flows of the Company for the periods ended March 26, 2006, and March 27, 2005.  All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company’s Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations.

Unless specifically stated otherwise, all references to March 2006 and March 2005 refer to the Company’s fiscal periods ended, or the dates as of, March 26, 2006 and March 27, 2005, respectively.  All references to December 2005 refer to the Company’s fiscal year ended, or the date as of, December 25, 2005.  Certain reclassifications have been made to the prior periods to conform to classifications used as of and for the period ended March 2006.  The fiscal periods included herein comprise 13 weeks.

As of March 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005, have not changed materially.

2.           Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair market value of tangible net assets acquired.  Goodwill is not amortized but tested for impairment annually or, if certain circumstances indicate a possible impairment may exist, in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets.

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

Based on independent valuations of About.com (acquired March 18, 2005) and North Bay Business Journal (“North Bay”) (acquired February 1, 2005) and a preliminary independent valuation of KAUT-TV (acquired November 3, 2005), the Company has allocated the excess of the purchase prices over the carrying value of the net assets acquired as follows: About.com- $343.4 million to goodwill and $62.2 million to other intangible assets (primarily content, customer lists and a contract); North Bay- $2.1 million to goodwill and

$0.9 million to other intangible assets (primarily customer lists); KAUT-TV- $0.6 million to goodwill and $14.3 million to other intangible assets (primarily FCC licenses). The goodwill for the acquisitions described above is tax-deductible.

The preliminary purchase price allocation for the acquisition of KAUT-TV is subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those included in the Company’s Condensed Consolidated Balance Sheet as of March 2006; however, the changes are not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

The changes in the carrying amount of Goodwill were as follows:

(Dollars in thousands)	News Media Group	Broadcast Media Group	About. com	Total
Balance as of December 2005	$1,055,648	$40,544	$343,689	$1,439,881
Goodwill adjusted during year	—	35	(259)	(224)
Foreign currency translation	993	—	—	993
Balance as of March 2006	$1,056,641	$40,579	$343,430	$1,440,650

Goodwill was adjusted in the first quarter of 2006 for changes to the purchase price allocations.

The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune (the “IHT”).

Other intangible assets acquired were as follows:

	March 2006			December 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets acquired:
Customer lists	$218,589	$(160,550)	$58,039	$218,584	$(155,763)	$62,821
Other	55,425	(14,780)	40,645	55,399	(12,556)	42,843
Total	274,014	(175,330)	98,684	273,983	(168,319)	105,664

Unamortized other intangible assets acquired:
Broadcast licenses	233,895	—	233,895	233,895	—	233,895
Newspaper mastheads	71,753	—	71,753	71,547	—	71,547
Total	305,648	—	305,648	305,442	—	305,442

Total other intangible assets acquired	$579,662	$(175,330)	$404,332	$579,425	$(168,319)	$411,106

Certain amounts in the table above include the foreign currency translation adjustment related to the consolidation of the IHT.

As of March 2006, the remaining weighted-average amortization period is seven years for customer lists and six years for other intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was $6.8 million for the first quarter of 2006 and is expected to be approximately $24 million for the fiscal year 2006.

Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands) Year	Amount
2007	$15,000
2008	12,200
2009	10,900
2010	10,700
2011	10,600

3.           Debt Obligations

The Company’s total debt, including commercial paper and capital lease obligations, was $1.4 billion as of March 2006.

The Company’s $600.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.  The Company had $507.4 million in commercial paper outstanding as of March 2006, with an annual weighted-average interest rate of 4.7% and an average of 60 days to maturity from original issuance.

The primary purpose of the Company’s revolving credit agreements is to support the Company’s commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $670.0 million available under the two revolving credit agreements ($400 million five-year revolving credit agreement maturing in May 2009 and $270 million multi-year credit agreement maturing in June 2006), the Company has issued letters of credit of approximately $32 million.  The remaining balance of approximately $638 million supports the Company’s commercial paper program discussed above.  The Company expects to renew the credit agreements, as needed, prior to expiration.  There were no borrowings outstanding under the revolving credit agreements as of March 2006 or December 2005.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders’ equity.  As of March 2006, the amount of stockholders’ equity in excess of the required levels was approximately $438 million.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005
Interest expense	$17,318	$12,814
Loss from extinguishment of debt(a)	—	4,767
Interest income	(1,957)	(844)
Capitalized interest	(2,837)	(2,489)
Interest expense, net	$12,524	$14,248

(a)  The Company redeemed all of its $71.9 million 8.25% debentures in March 2005.

4.           Derivative Instruments

In the first quarter of 2006, the Company entered into a forward starting interest rate swap agreement (“forward starting swap agreement”) designated as a cash-flow hedge as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). The forward starting swap agreement, which has a notional amount totaling $50.0 million, is intended to lock in a fixed interest rate on the issuance of debt expected in December 2006. As of March 2006, the fair value of the forward starting swap agreement resulted in an unrealized loss of $0.3 million that was recorded in “Accrued expenses” and “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheet.  There was no amount recognized in earnings related to the forward starting swap agreement.

In March 2006 and December 2005, the Company terminated forward starting swap agreements designated as cash-flow hedges as defined under FAS 133 because the debt for which the forward starting swap agreements were entered into was not issued.  The termination of the forward starting swap agreements resulted in a gain of $3.4 million, of which $3.0 million was unrealized and $0.4 million was recognized in earnings.  The Company expects to amortize the unrealized gain of $3.0 million into earnings over the maturity period of debt that it expects to issue in December 2006 as discussed above.

5.           Common Stock

During the first quarter of 2006, the Company repurchased 0.3 million shares of its Class A Common Stock under its stock repurchase program at a cost of $7.8 million.  The average price of these repurchases was $26.97 per share.

On April 18, 2006, the Company’s Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company’s Class A and Class B Common Stock to $.175 per share from $.165 per share effective with the June 2006 dividend.

6.           Pension and Postretirement Benefits

Pension

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	For the Quarters Ended
	March 2006			March 2005
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$10,319	$588	$10,907	$9,362	$569	$9,931
Interest cost	17,896	3,015	20,911	16,887	2,831	19,718
Expected return on plan assets	(23,484)	—	(23,484)	(20,930)	—	(20,930)
Amortization of prior service cost	101	17	118	101	17	118
Recognized actuarial loss	4,680	1,664	6,344	4,600	1,193	5,793
Net periodic pension cost	$9,512	$5,284	$14,796	$10,020	$4,610	$14,630

The Company did not make any contributions to its pension plans in the first quarter of 2006.  Although the Company does not have any minimum funding requirements in 2006 (under the Employee Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), it may elect to make a contribution. The amount of the contribution, if any, would be based on the results of the January 1, 2006 valuation, market performance and interest rates in 2006 as well as other factors. Assuming that the Company achieves an 8.75% return on pension assets, that interest rates are stable and that there are no material changes to the Company’s benefits structure in 2006, it expects to make contributions in the fourth quarter of 2006 of approximately the same amount as the contributions made in 2005.  In December 2005, the Company made tax-deductible contributions of $47.3 million to its qualified pension plans.

Postretirement Benefits

The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005
Service cost	$1,885	$1,730
Interest cost	3,028	3,053
Amortization of prior service cost	(1,543)	(1,293)
Recognized actuarial loss	787	659
Net periodic postretirement cost	$4,157	$4,149

Pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003, through December 2005, the Company integrated its postretirement benefit plan with Medicare (the “Integration Method”). Under this option, benefits paid by the Company are offset by Medicare.  Beginning in 2006, the Company elected to receive the Medicare retiree drug subsidy instead of the benefit under the Integration Method.

In February 2006 the Company announced amendments, such as the elimination of retiree-medical benefits to new employees, to its postretirement benefit plan effective January 1, 2007.  The amendments will reduce the future obligations and expense under this plan.

7.           Other

WQEW Sale

One of the Company’s New York City radio stations, WQEW-AM (“WQEW”), receives revenues under a time brokerage agreement with ABC, Inc. (“ABC”), that provides substantially all of WQEW’s programming.  Under a separate option agreement, ABC has the right to acquire WQEW at the end of 2006 and, in the first quarter of 2006, ABC notified the Company of its intention to exercise this right.  The sale is currently scheduled to close in the first quarter of 2007 with a purchase price of $40 million and is subject to Federal Communications Commission approval.  At closing, the Company will recognize a significant portion of the sale price as a gain because the net book value of WQEW’s net assets being sold are nominal.

Staff Reductions

In the first quarter of 2006, the Company recognized a charge of $9.4 million ($5.2 million after tax or $.04 per share) for costs associated with a staff reduction program announced in September 2005.  This charge is recorded in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statement of Income.  As of March 2006, the Company had a staff reduction liability of approximately $19 million included in “Accrued expenses” in the Company's Condensed Consolidated Balance Sheet.

Sale of Assets

In the first quarter of 2005, the Company recognized a $122.9 million pre-tax gain resulting from the sale of its current headquarters in New York City ($114.5 million) and the sale of property in Sarasota, Florida ($8.4 million).

8.             Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended
(In thousands, except per share data)	March 2006	March 2005
Basic earnings per share computation:
Numerator
Net income	$34,955	$111,049
Denominator
Average number of common shares outstanding	145,165	145,868
Basic earnings per share	$.24	$.76
Diluted earnings per share computation:
Numerator
Net income	$34,955	$111,049
Denominator
Average number of common shares outstanding	145,165	145,868
Incremental shares for assumed exercise of securities	196	903
Total shares	145,361	146,771
Diluted earnings per share	$.24	$.76

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share.  Approximately 31 million stock options with exercise prices ranging from $27.45 to $48.54 were excluded from the computation in the first quarter of 2006, and approximately 24 million stock options with exercise prices ranging from $39.60 to $48.54 million were excluded from the computation in the first quarter of 2005.

9.             Comprehensive Income

Comprehensive income for the Company includes foreign currency translation adjustments, unrealized derivative gains on cash-flow hedges, unrealized gains/(losses) on marketable securities and “Net income” reported in the Company’s Condensed Consolidated Statements of Income.

Comprehensive income was as follows:

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005
Net income	$34,955	$111,049
Foreign currency translation adjustments	849	2,037
Unrealized derivative gains on cash-flow hedges	376	162
Unrealized gains/(losses) on marketable securities	60	(126)
Income tax charge	(183)	(20)
Comprehensive income	$36,057	$113,102

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $97 million as of March 2006 and December 2005.

10.           Segment Statements of Income

The Company’s reportable segments consist of the News Media Group, the Broadcast Media Group and About.com. These segments are evaluated regularly by key management in assessing performance and allocating resources.

              Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com, the IHT and two New York City radio stations; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers and their related digital operations).

Broadcast Media Group (consisting of nine network-affiliated television stations and their related digital operations).

About.com (an online consumer information provider).

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005

REVENUES
News Media Group	$780,991	$773,166
Broadcast Media Group	31,954	31,317
About.com (from March 18, 2005)	18,827	1,100
Total	$831,772	$805,583

OPERATING PROFIT (LOSS)
News Media Group	$68,311	$91,309
Broadcast Media Group	3,197	4,051
About.com (from March 18, 2005)	7,564	142
Corporate	(10,796)	(10,376)
Gain on Sale of Assets	—	122,946
Total	$68,276	$208,072

Net income/(loss) from joint ventures	1,967	(248)
Interest expense, net	12,524	14,248
Other income	—	1,250
Income before income taxes and minority interest	57,719	194,826
Income taxes	22,857	83,658
Minority interest in net loss/(income) of subsidiaries	93	(119)

Net income	$34,955	$111,049

The News Media Group operating profit includes a charge of $9.2 million and the Corporate operating loss includes a charge of $0.2 million in the first quarter of 2006 related to staff reduction expenses (see Note 7).

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion on the Company’s reportable segments.

11.           Contingent Liabilities

New Headquarters Building

The Company is in the process of constructing a 1.54 million square foot condominium office building (the “Building”) in New York City that will serve as its new headquarters.  In December 2001, a wholly-owned subsidiary of the Company (“NYT”), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, “FC”) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.

Actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of its existing headquarters, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(Dollars in millions)	NYT		FC	Total
2001-2005	$241		$184	$425
2006	$240-$270		$130-$150	$370-$420
2007	$120-$128		$86-$95	$206-$223
Total	$601-$639		$400-$429	$1,001-$1,068
Less: net sale proceeds (a)	$106		—	$106
Total, net of sale proceeds	$495-$533	(b)	$400-$429	$895-$962

(a) Represents cash proceeds from the sale of the Company’s existing headquarters (see Note 7), net of income taxes and transaction costs.  This amount is not net of the Company’s rental payments associated with the leaseback.

(b) Includes estimated capitalized interest and salaries in the range of $45 to $55 million.

See the Company’s Annual Report on Form 10-K for the year ended December 25, 2005, for additional information regarding the Building.

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition (the “National Edition printers”).  In accordance with accounting principles generally accepted in the United States of America, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of March 2006 and December 2005.

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (the “credit facility guarantee”).  The total amount of the credit facility guarantee was $20 million as of March 2006.  The amount outstanding under the credit facility, which expired and was renewed in April 2006, was approximately $18 million as of March 2006.  The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms.  The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the “property lease guarantees”).  The total amount of the property lease guarantees was approximately $3 million as of March 2006.  One property lease expires in June 2008 and the other property lease expires in May 2009.  The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the “equipment lease guarantee”).  The total amount of the equipment lease guarantee was approximately $3 million as of March 2006.  The equipment lease expires in March 2011.  The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the “debt guarantee”).  The total amount of the debt guarantee was approximately $6 million as of March 2006.  The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

The Company has obtained a secured guarantee from a related party of the National Edition printer to repay the Company for any amounts that it would pay under the debt guarantee.  In addition, the Company has a security interest in the equipment that was purchased by the National Edition printer with the funds it received from its debt issuance, as well as other equipment and real property.

The Company would have to perform the obligations of the National Edition printers under the equipment lease and debt guarantees if the National Edition printers defaulted under the terms of their equipment leases or debt agreements.

Other

The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability is included in the Company’s Condensed Consolidated Balance Sheet as of March 2006.

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

12.           Subsequent Event

On April 8, 2006, the Company exercised its right to require Discovery Communications, Inc. to purchase the Company’s 50% investment in the Discovery Times Channel, a digital cable channel.  As part of the initial investment in the channel, this right was exercisable following the fourth anniversary of the investment.  By contract, the sale price is determined by a formula, with a floor of $80 million and a ceiling of $135 million, as calculated by an independent appraiser.  The independent appraiser has not yet been selected.  The Company’s investment in the channel was approximately $104 million as of March 2006.  Based on the sale price, which results from the independent appraisal, the Company will record a gain or loss, depending on whether the price is higher or lower than the investment balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Our Business

The New York Times Company is a leading media and news organization with a portfolio of premier properties serving our audiences through print, broadcast, online and mobile technology.  Building on our 155-year history of excellence in journalism, we are continuing our evolution into a multiplatform media organization by developing the skills, discipline and flexibility to compete in an increasingly digital world.

To benefit all of our shareholders, our goals are to:

•      grow revenues across our existing businesses and platforms,

•      create new online products in key content areas through internal development or prudent acquisitions,

•      institutionalize a forward-looking research and development capability that will enable us to anticipate and capitalize on changes in media usage and

•      reduce costs and improve the efficiency and effectiveness of our operations.

The business model for each of our segments is summarized below:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune (the “IHT”) and two New York City radio stations; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers and their related print and digital businesses). The News Media Group derives advertising revenues by offering advertisers a means to promote their brands, products and services to the buying public in print, online and through radio. The News Media Group also derives circulation revenues by offering the public timely news and editorial materials and advertisements. Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services and direct marketing.  The News Media Group’s main operating expenses are employee-related costs and raw materials, primarily newsprint.

Broadcast Media Group (consisting of nine network-affiliated television stations and their related digital operations). The Broadcast Media Group derives almost all of its revenues (98% in the first quarter of 2006 ) from the sale of commercial time to advertisers. The Broadcast Media Group’s main operating expenses are employee-related costs and programming costs.

About.com acquired March 18, 2005 (an online consumer information provider). About.com generates revenues through display advertising relevant to the adjacent content, cost-per-click advertising (sponsored links in which About.com is paid when a user clicks on the ad) and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first quarter of 2006) are derived from the sale of advertisements (display and cost-per-click advertising). Cost-per-click advertising accounts for 57% of About.com’s total advertising revenues. About.com does not charge a subscription fee for access to its Web site. About.com’s main operating expenses are employee-related costs and content and hosting costs.

Joint Ventures Our long-term strategy is also pursued through our equity investments, which are:

•                        a 49% interest in Metro Boston LLC,

•                        a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc., and a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine, and

•                        a 16.7% interest in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and approximately 80% of the New England Sports Network, a regional cable sports network.

We also have a 50% interest in the Discovery Times Channel (“DTC”), a digital cable television channel (see below).

Recent Developments

Discovery Times Channel

On April 8, 2006, we exercised our right to require Discovery Communications, Inc. to purchase our 50% investment in DTC. As part of the initial investment in the channel, this right was exercisable following the fourth anniversary of the investment. By contract, the sale price is determined by a formula, with a floor of $80 million and a ceiling of $135 million, as calculated by an independent appraiser. The independent appraiser has not yet been selected. Our investment in the channel was approximately $104 million as of March 26, 2006. Based on the sale price, which results from the independent appraisal, we will record a gain or loss, depending on whether the price is higher or lower than the investment balance.

WQEW Sale

One of our New York City radio stations, WQEW-AM (“WQEW”), receives revenues under a time brokerage agreement with ABC, Inc. (“ABC”), that provides substantially all of WQEW’s programming. Under a separate option agreement, ABC has the right to acquire WQEW at the end of 2006 and, in the first quarter of 2006, ABC notified the Company of its intention to exercise this right. The sale is currently scheduled to close in the first quarter of 2007 with a purchase price of $40 million and is subject to Federal Communications Commission approval. At closing, we will recognize a significant portion of the sale price as a gain because the net book value of WQEW’s net assets being sold are nominal.

2006 Highlights

Below are highlights for the first quarter of 2006. See the remaining portion of this discussion for more details on the items discussed below.

•                        Advertising revenues grew 3.9% in the first quarter of 2006 compared with the same period last year, mainly due to the acquisition of About.com and growth in online revenues. Higher print advertising rates were more than offset by lower print volume.

•                        Circulation revenues increased 0.3% compared with the same period last year due to growth at The New York Times Media Group and the Regional Media Group, partially offset by declines at the New England Media Group.

•                        Other revenues increased 9.0% compared with the first quarter of 2005, primarily due to the introduction of TimesSelect, higher commercial printing revenues and the inclusion of About.com.

•                        Total costs and expenses in the first quarter of 2006 included staff reduction expenses of $9.4 million and About.com expenses of $11.3 million; in the first quarter of 2005, we had no staff reduction expenses and only $1.0 million of expenses related to About.com, which was acquired late in the first quarter. Expenses increased by 6.0% in large part due to these costs. Excluding these items, expenses grew at a lower rate, primarily due to higher distribution, outside printing, raw materials and promotion expense.

•                        Net income and diluted earnings per share in the first quarter of 2006 were $35.0 million and $.24 per share compared with $111.0 million and $.76 per share in the first quarter of 2005. In the first quarter of 2006, net income and diluted earnings per share included a charge of $5.2 million or $.04 per share related to staff reductions, and the first quarter of 2005 included a gain of $67.8 million or $.46 per share from the sale of assets.

Trend and Uncertainties

Our Annual Report on Form 10-K for the year ended December 25, 2005, details trends and uncertainties applicable to our Company. As of March 26, 2006, there have been no material changes in these trends and uncertainties.

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

•                        We expect that the News Media Group will benefit from higher print and online advertising rates in 2006. At The Times, print rates rose approximately 5%, and at the Globe and our Regional Media Group, print rates increased approximately 3%.

•                        The Times raised home-delivery rates in New York and across the country about 4% effective February 6, 2006. This is expected to result in additional circulation revenues of approximately $7 to $8 million in 2006.

•                        The Times decreased the number of pages devoted to stock tables from six to two Tuesday through Saturday. As a result, we expect to save $3 million in newsprint in 2006 and $4 million on an annualized basis.

•                        The Broadcast Media Group results are expected to benefit from a full year of revenues for KAUT-TV and mid-term elections and in the first quarter benefited from the Winter Olympics.

•                        Our revenues will include a full year of revenue from About.com, which is expected to have double-digit revenue and operating profit growth.

•                        We will also remain focused on reducing costs, improving efficiencies and streamlining operations. Our process mapping and productivity gains are expected to lead to annual savings of approximately $45 million in 2006, with about a third of the savings related to our staff reduction programs.

The key financial measures for 2006 discussed in the table below are computed under accounting principles generally accepted in the United States of America (“GAAP”).

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
$485 to $535 million

* Includes $240 to $270 million for our new headquarters

RESULTS OF OPERATIONS

Overview

Unless specifically stated otherwise, all references to March 2006 and March 2005 refer to our fiscal periods ended, or the dates as of, March 26, 2006 and March 27, 2005, respectively. All references to December 2005, unless specifically stated otherwise, refer to our fiscal year ended, or the date as of, December 25, 2005.

The following table presents our consolidated financial results on a GAAP basis.

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005	% Change

REVENUES
Advertising	$554,627	$533,779	3.9
Circulation	220,281	219,617	0.3
Other	56,864	52,187	9.0
Total	831,772	805,583	3.3
COSTS AND EXPENSES
Production costs
Raw materials	81,937	74,829	9.5
Wages and benefits	176,377	176,908	(0.3)
Other	135,520	125,194	8.2
Total	393,834	376,931	4.5
Selling, general and administrative expenses	369,662	343,526	7.6
Total	763,496	720,457	6.0
Gain on sale of assets	—	122,946	N/A
OPERATING PROFIT	68,276	208,072	(67.2)
Net income/(loss) from joint ventures	1,967	(248)	*
Interest expense, net	12,524	14,248	(12.1)
Other income	—	1,250	N/A
Income before income taxes and minority interest	57,719	194,826	(70.4)
Income taxes	22,857	83,658	(72.7)
Minority interest in net loss/(income) of subsidiaries	93	(119)	*
NET INCOME	$34,955	$111,049	(68.5)

*   Represents an increase in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005	% Change

Revenues:
News Media Group	$780,991	$773,166	1.0
Broadcast Media Group	31,954	31,317	2.0
About.com (from March 18, 2005)	18,827	1,100		*
Total	$831,772	$805,583	3.3

*   Represents an increase in excess of 100%.

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005	% Change
The New York Times Media Group
Advertising	$307,811	$301,466	2.1
Circulation	156,473	153,716	1.8
Other	40,033	38,078	5.1
Total	$504,317	$493,260	2.2
New England Media Group
Advertising	$101,537	$109,407	(7.2)
Circulation	40,296	42,739	(5.7)
Other	9,405	8,031	17.1
Total	$151,238	$160,177	(5.6)
Regional Media Group
Advertising	$96,049	$91,254	5.3
Circulation	23,512	23,162	1.5
Other	5,875	5,313	10.6
Total	$125,436	$119,729	4.8
Total News Media Group
Advertising	$505,397	$502,127	0.7
Circulation	220,281	219,617	0.3
Other	55,313	51,422	7.6
Total	$780,991	$773,166	1.0

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. In the first quarter of 2006, advertising revenues increased compared with the first quarter of 2005 mainly due to growth in online revenues. Higher print advertising rates were more than offset by lower print volume (see the chart below for a breakdown of volume by category). Advertising revenues at The New York Times Media Group were higher in the first quarter of 2006 than the first quarter of 2005 due to higher classified and national advertising revenue. The New England Media Group advertising revenues were lower in the first quarter of 2006 than 2005 because of decreases in national, retail and classified advertising revenues. Advertising revenues for the Regional Media Group increased due to higher classified advertising revenues. The News Media Group’s online advertising revenues rose 23.0% in the first quarter of 2006 compared with the first quarter of 2005 due to growth in all categories.

In the first quarter we benefited from the timing of Easter, which was in April in 2006 but in March in 2005. Traditionally, Easter is a time of reduced overall advertising because classified advertising typically declines on the holiday. Retail advertising normally increases in the days leading up to Easter.

Print advertising volume for the News Media Group was as follows:

	For the Quarters Ended
(Inches in thousands, preprints in thousands of copies)	March 2006	March 2005	% Change

National (a)	581.7	589.1	(1.3)
Retail	1,507.0	1,559.3	(3.4)
Classified	2,376.5	2,339.7	1.6
Part Run/Zoned	460.4	482.2	(4.5)
Total	4,925.6	4,970.3	(0.9)
Preprints	686,150	688,071	(0.3)

(a) Includes all advertising volume from the IHT.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the subscription rate charged to customers. Circulation revenues in 2006 increased 0.3% compared with the prior year periods due to growth at The New York Times Media Group and the Regional Media Group primarily from higher home-delivery rates partially offset by declines at the New England Media Group primarily from fewer copies sold.

Broadcast Media Group

Broadcast Media Group revenues increased 2.0% to $32.0 million from $31.3 million, due to additional revenues resulting from the acquisition of KAUT-TV in November 2005. Excluding KAUT-TV, Broadcast Media Group revenues decreased as declines in automotive advertising and network compensation were partially offset by higher Olympic advertising.

Costs and Expenses

Costs and expenses were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005	% Change
Production costs:
Raw materials	$81,937	$74,829	9.5
Wages and benefits	176,377	176,908	(0.3)
Other	135,520	125,194	8.2
Total production costs	393,834	376,931	4.5
Selling, general and administrative expenses	369,662	343,526	7.6
Total	$763,496	$720,457	6.0

Production Costs

Total production costs in the first quarter of 2006 increased because of the acquisition of About.com as well as increased raw materials and outside printing expense. Raw materials expense increased primarily due to higher newsprint expense and magazine paper expense. Newsprint expense increased 5.9% in the first quarter of 2006 compared with the prior year period due to an 8.2% increase from higher price partially offset by a 2.3% decrease from lower consumption. Magazine paper expense increased due to higher consumption and prices.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses increased because of staff reductions expense, the inclusion of About.com for the entire quarter in 2006 and higher distribution and promotion expense.

The following table sets forth consolidated costs and expenses by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005	% Change
Costs and expenses:
News Media Group	$712,680	$681,857	4.5
Broadcast Media Group	28,757	27,266	5.5
About.com (from March 18, 2005)	11,263	958		*
Corporate	10,796	10,376	4.0
Total	$763,496	$720,457	6.0

*   Represents an increase in excess of 100%.

News Media Group

In the first quarter of 2006, costs and expenses for the News Media Group increased primarily due to staff reduction expenses and higher distribution, outside printing, raw materials and promotion expense.

Broadcast Media Group

Costs and expenses for the Broadcast Media Group increased in the first quarter of 2006 compared with the same period in 2005 primarily due to the acquisition of KAUT-TV in November 2005.

Depreciation and Amortization

Consolidated depreciation and amortization by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005	% Change
Depreciation and amortization:
News Media Group	$30,949	$29,665	4.3
Broadcast Media Group	2,333	1,986	17.5
About.com (from March 18, 2005)	2,959	220		*
Corporate	1,568	1,730	(9.4)
Depreciation and amortization	$37,809	$33,601	12.5

*   Represents an increase in excess of 100%.

Operating Profit

Consolidated operating profit by reportable segment, Corporate and for the Company as a whole were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005	% Change
Operating Profit (Loss):
News Media Group	$68,311	$91,309	(25.2)
Broadcast Media Group	3,197	4,051	(21.1)
About.com (from March 18, 2005)	7,564	142	*
Corporate	(10,796)	(10,376)	4.0
Gain on Sale of Assets	—	122,946	N/A
Operating Profit	$68,276	$208,072	(67.2)

*   Represents an increase in excess of 100%.

In the first quarter of 2005, we recognized a pre-tax gain of $122.9 million from the sale of our existing New York City headquarters as well as property in Florida.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit (loss) are discussed above under “Revenues” and “Costs and Expenses.”

Non-operating Items

Joint Ventures

Net income from joint ventures totaled $2.0 million in the first quarter of 2006 compared with a net loss of $0.2 million in the first quarter of 2005, primarily because of better operating results at DTC.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Income was as follows:

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005
Interest expense	$17,318	$12,814
Loss from extinguishment of debt	—	4,767
Interest income	(1,957)	(844)
Capitalized interest	(2,837)	(2,489)
Interest expense, net	$12,524	$14,248

In the first quarter of 2006, interest expense, net included the impact of higher short-term interest rates. In the first quarter of 2005, we redeemed our $71.9 million 8.25% debentures, resulting in a loss of $4.8 million from the extinguishment of this debt.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We expect our cash balance, cash provided from operations and available third-party financing, described below, to be sufficient to meet our normal operating commitments and debt requirements, to fund planned capital expenditures, to pay dividends to our stockholders, to repurchase shares of our Class A Common Stock and to make contributions to our pension plans.

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions, and these repurchases may be suspended from time to time or discontinued. During the first quarter of 2006, we repurchased 0.3 million shares of Class A Common Stock at a cost of approximately $8 million. From March 27, 2006 through April 28, 2006, we repurchased 0.2 million shares at a cost of approximately $6 million. In 2005, we repurchased 1.7 million shares of Class A Common Stock at a cost of approximately $57 million.

We expect dividends to increase to approximately $100 million in 2006 from approximately $95 million in 2005 as our Board of Directors authorized a $.01 per share increase in the quarterly dividend on our Class A and Class B Common Stock to $.175 per share from $.165 per share effective with the June 2006 dividend.

New Headquarters Building

We are in the process of constructing our new headquarters building in New York City (the “Building”), which we expect to occupy in the second quarter of 2007. In December 2001, one of our wholly-owned subsidiaries (“NYT”), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, “FC”) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.

Actual and anticipated capital expenditures in connection with the Building, net of proceeds from sale of our existing headquarters, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(Dollars in millions)	NYT		FC	Total
2001-2005	$241		$184	$425
2006	$240-$270		$130-$150	$370-$420
2007	$120-$128		$86-$95	$206-$223
Total	$601-$639		$400-$429	$1,001-$1,068
Less: net sale proceeds (a)	$106		—	$106
Total, net of sale proceeds	$495-$533	(b)	$400-$429	$895-$962

(a)  Represents cash proceeds from the sale of our existing headquarters net of income taxes and transaction costs. This amount is not net of our rental payments associated with the leaseback.

(b)  Includes estimated capitalized interest and salaries in the range of $45 to $55 million.

We are continuing to analyze our space requirements and believe that we will have approximately five surplus floors in our portion of the Building. Upon the Building’s completion, we will consider whether to sublet or sell this space and whether to enter into other financing arrangements, including sale-leaseback and/or mortgage financing, for our condominium interest. In each case, the decision will be subject to market conditions and other factors.

See our Annual Report on Form 10-K for the year ended December 25, 2005, for additional information regarding the Building.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

	For the Quarters Ended
(Dollars in thousands)	March 2006	March 2005	% Change
Operating Activities	$76,425	$135,304	(43.5)
Investing Activities	$(63,358)	$(306,704)	(79.3)
Financing Activities	$(17,882)	$167,027	*

*   Represents a decrease in excess of 100%.

Operating Activities

The primary source of our liquidity is cash flows from operating activities. The key component of operating cash inflow is cash receipts from advertising customers. Operating cash inflows also include cash receipts from circulation sales and other revenue transactions, such as wholesale delivery operations and direct marketing. Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

In the first quarter of 2006 net cash provided by operating activities decreased compared with the first quarter of 2005, primarily due to higher net working capital requirements. In the first quarter of 2006, we made cash payments in connection with staff reductions (approximately $29 million) and refunded participants’ contributions (plus accrued interest) (approximately $13 million) that were withheld through payroll deductions under the Employee Stock Purchase Plan. There were no shares issued under the June 2005 offering because the market price of the stock on the purchase date was lower than the offering price.

Investing Activities

Investment cash inflows generally include proceeds from the sale of assets or a business. Investment cash outflows generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash used in investing activities decreased in the first quarter of 2006 compared with the first quarter of 2005 primarily due to the acquisition of About.com and North Bay Business Journal made in the first quarter of 2005, partially offset by the proceeds from the sale of our current headquarters and property in Sarasota, Florida.

Financing Activities

Financing cash inflows generally include borrowings under our commercial paper program, the issuance of long-term debt, and funds from stock option exercises. Financing cash outflows generally include the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of our Class A Common Stock.

We had net cash used in financing activities in the first quarter of 2006 compared with net cash provided by financing activities in the first quarter of 2005. In the first quarter of 2006, net cash used in financing activities was primarily for the payment of dividends (approximately $24 million). In the first quarter of 2005, the majority of net cash provided by financing activities was from the issuance of notes (approximately $498 million), partially offset by the repayment of notes and debentures (approximately $322 million).

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

•                  A commercial paper facility,

•                  Revolving credit agreements, and

•                  Medium-term notes.

Our total debt, including commercial paper and capital lease obligations, was $1.4 billion as of March 2006 and December 2005.

Commercial Paper

Our $600.0 million commercial paper program is supported by the revolving credit agreements described below. Commercial paper that we issue is unsecured and can have maturities of up to 270 days. We had $507.4 million in commercial paper outstanding as of March 2006, with an annual weighted average interest rate of 4.7% and an average of 60 days to maturity from original issuance.

Revolving Credit Agreements

The primary purpose of our revolving credit agreements is to support our commercial paper program. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $670.0 million available under the two revolving credit agreements ($400.0 million five-year revolving credit agreement maturing in May 2009, and $270.0 million multi-year credit agreement maturing in June 2006), we have issued letters of credit of approximately $32 million. The remaining balance of approximately $638 million supports our commercial paper program discussed above.  We expect to renew our credit agreements, as needed, prior to expiration.  There were no borrowings outstanding under the revolving credit agreements as of March 2006 or December 2005.

Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.

The revolving credit agreements contain a covenant that requires specified levels of stockholders’ equity. As of March 2006, the amount of stockholders’ equity in excess of the required levels was approximately $438 million.

Medium-Term Notes

Our liquidity requirements may also be funded through the public offer and sale of notes under our $300.0 million medium-term note program. As of March 2006, we had issued $75.0 million of medium-term notes under this program. An additional $225.0 million of medium-term notes may be issued from time to time pursuant to our currently effective shelf registration statement.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 25, 2005. As of March 2006, our contractual obligations and off-balance sheet arrangements have not materially changed from December 2005.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 25, 2005. As of March 2006, our critical accounting policies have not changed from December 2005.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. Such factors include those described in “Item 1A—Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 25, 2005, as well as other risks and factors identified from time to time in our SEC filings.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 25, 2005, details our disclosures about market risk. As of March 26, 2006, there have been no material changes in the Company’s market risk from December 25, 2005.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and Leonard P. Forman, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2006. Based on such evaluation, Ms. Robinson and Mr. Forman concluded that our disclosure controls and procedures were effective to ensure that the material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A: Risk Factors

There have been no material changes to the Company’s risk factors as set forth in “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities (1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
December 26, 2005 –January 29, 2006	67,173	$27.02	67,000	$142,890,000
January 30, 2006 –February 26, 2006	50,484	$27.86	50,300	$141,489,000
February 27, 2006 –March 26, 2006	173,493	$26.70	172,000	$136,899,000
Total for the first (2) quarter of 2006	291,150	$26.97	289,300	$136,899,000

(1)   Except as otherwise noted, all purchases were made pursuant to the Company’s publicly announced share repurchase program. As of April 28, 2006, the Company had authorization from its Board to repurchase an amount of up to $130.9 million of its Class A Common Stock. The Board has authorized the Company to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

(2)   Includes 1,850 shares (173 shares in fiscal January, 184 shares in fiscal February and 1,493 shares in fiscal March) withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company’s 1991 Executive Stock Incentive Plan. The shares were repurchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date: May 5, 2006	/s/ Leonard P. Forman
Leonard P. Forman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended March 26, 2006

Exhibit No.

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification

31.2	Rule 13a – 14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002