Form 10-Q
period 2006-06-25
NEW YORK TIMES CO
filed 2006-08-04
CIK 71691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 25, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No ☒.

Number of shares of each class of the registrant’s common stock outstanding as of July 28, 2006 (exclusive of treasury shares):

Class A Common Stock	143,653,100 shares
Class B Common Stock	832,622 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 2006	June 2005	June 2006	June 2005
	(13 Weeks)		(26 Weeks)
Revenues
Advertising	$577,984	$572,363	$1,132,611	$1,106,142
Circulation	219,705	218,482	439,986	438,099
Other	61,059	54,224	117,923	106,411
Total revenues	858,748	845,069	1,690,520	1,650,652

Production costs
Raw materials	84,478	78,353	166,415	153,182
Wages and benefits	171,201	172,005	347,578	348,913
Other	135,893	128,518	271,413	253,712
Total production costs	391,572	378,876	785,406	755,807

Selling, general and administrative expenses	368,103	359,651	737,765	703,177

Total costs and expenses	759,675	738,527	1,523,171	1,458,984

Gain on sale of assets	—	—	—	122,946

Operating profit	99,073	106,542	167,349	314,614

Net income from joint ventures	8,770	3,138	10,737	2,890

Interest expense, net	13,234	11,844	25,758	26,092

Income from non-compete agreement	—	1,250	—	2,500

Income before income taxes and minority interest	94,609	99,086	152,328	293,912

Income taxes	33,540	38,110	56,397	121,768

Minority interest in net loss/(income) of subsidiaries	244	(161)	337	(280)

Net income	$61,313	$60,815	$96,268	$171,864

Average number of common shares outstanding
Basic	144,792	145,524	144,978	145,696
Diluted	144,943	146,003	145,166	146,377

Basic earnings per share	$.42	$.42	$.66	$1.18

Diluted earnings per share	$.42	$.42	$.66	$1.17

Dividends per share	$.175	$.165	$.340	$.320

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 2006	December 2005
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$41,437	$44,927

Accounts receivable-net	397,848	435,273

Inventories
Newsprint and magazine paper	23,001	28,190
Work-in-process and other	4,267	3,910
Total inventories	27,268	32,100

Deferred income taxes	68,118	68,118

Other current assets (see Note 7)	201,117	77,328

Total current assets	735,788	657,746

Other Assets

Investments in joint ventures	245,914	238,369

Property, plant and equipment (less accumulated depreciation and amortization of $1,412,197 in 2006 and $1,368,187 in 2005)	1,552,167	1,468,403

Intangible assets acquired
Goodwill	1,444,621	1,439,881

Other intangible assets acquired (less accumulated amortization of $182,378 in 2006 and $168,319 in 2005)	397,974	411,106

Miscellaneous assets (see Note 7)	232,082	317,532

TOTAL ASSETS	$4,608,546	$4,533,037

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	June 2006	December 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$503,975	$496,450
Accounts payable	229,767	201,119
Accrued payroll and other related liabilities	96,549	100,390
Accrued expenses	162,144	185,063
Unexpired subscriptions	81,572	81,870
Current portion of long-term debt and capital lease obligations	103,553	1,630
Construction loan (see Notes 3 and 11)	24,446	—

Total current liabilities	1,202,006	1,066,522

Other Liabilities

Long-term debt	720,471	821,962
Capital lease obligations	75,587	76,338
Deferred income taxes	55,066	79,806
Other	785,769	783,185

Total other liabilities	1,636,893	1,761,291

Minority Interest	232,945	188,976

Stockholders’ Equity

Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2006 – 151,151,834; 2005 – 150,939,371 (including treasury shares: 2006 - 7,388,492; 2005 – 6,558,299)	15,115	15,094
Class B – convertible – authorized and issued shares; 2006 - 832,622; 2005 – 834,242	83	83
Additional paid-in capital	68,053	55,148
Retained earnings	1,847,253	1,825,763
Common stock held in treasury, at cost	(283,026)	(261,964)
Accumulated other comprehensive loss, net of income taxes	(110,776)	(117,876)

Total stockholders’ equity	1,536,702	1,516,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,608,546	$4,533,037

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 2006	June 2005
	(26 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$166,056	$151,122

INVESTING ACTIVITIES
Capital expenditures	(137,296)	(95,811)
Acquisitions	—	(413,316)
Investments	—	(16,521)
Net proceeds from sale of assets	—	183,173
Other investing proceeds/(payments)-net	620	(437)

Net cash used in investing activities	(136,676)	(342,912)

FINANCING ACTIVITIES
Commercial paper borrowings-net	7,525	79,525
Construction loan borrowings	24,446	—
Long-term obligations:
Increases	—	497,543
Reductions	(801)	(322,683)
Capital shares:
Issuances	4,398	5,136
Repurchases	(20,943)	(35,101)
Excess tax benefits from stock-based awards	745	2,426
Dividends paid to stockholders	(49,475)	(46,618)
Other financing proceeds-net	993	1,338

Net cash (used in)/provided by financing activities	(33,112)	181,566

Decrease in cash and cash equivalents	(3,732)	(10,224)

Effect of exchange rate changes on cash and cash equivalents	242	(561)

Cash and cash equivalents at the beginning of the year	44,927	42,389
Cash and cash equivalents at the end of the quarter	$41,437	$31,604

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

Other

•                  The Company’s and its development partner’s interest in the Company’s new headquarters are approximately 58% and 42% (see Note 11).  Due to the Company’s majority interest, 100% of the financial position and results of operations of the building partnership are consolidated with those of the Company.  Cash capital expenditures attributable to the Company’s development partner’s interest in the Company’s new headquarters were approximately $41 million and $22 million in the first six months of 2006 and 2005.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              General and Summary of Significant Accounting Policies

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 25, 2006 and December 25, 2005, and the results of operations and cash flows of the Company for the periods ended June 25, 2006 and June 26, 2005.  All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company’s Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations.

As of June 25, 2006, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005, have not changed materially.

Unless specifically stated otherwise, all references to June 2006 and June 2005 refer to the Company’s fiscal periods ended, or the dates as of, June 25, 2006 and June 26, 2005, respectively.  All references to December 2005 refer to the Company’s fiscal year ended, or the date as of, December 25, 2005.  Certain reclassifications have been made to the prior periods to conform to classifications used as of and for the period ended June 2006.  The fiscal periods included herein comprise 13 weeks for the three-month periods and 26 weeks for the six-month periods.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions (“tax positions”).  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

2.              Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair market value of tangible net assets acquired.  Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist, in accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets.

Other intangible assets acquired consist primarily of newspaper mastheads and licenses on various acquired properties, customer lists, as well as other assets.  Other intangible assets acquired that have indefinite lives (mastheads and licenses) are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives.

Based on independent valuations of About.com (acquired March 18, 2005) and North Bay Business Journal (“North Bay”) (acquired February 1, 2005) and a preliminary independent valuation of KAUT-TV (acquired November 3, 2005), the Company has allocated the excess of the purchase prices over the carrying value of the net assets acquired as follows: About.com- $343.4 million to goodwill and $62.2 million to other intangible assets (primarily content, customer lists and a contract); North Bay- $2.1 million to goodwill and $0.9 million to other intangible assets (primarily customer lists); KAUT-TV- $1.7 million to goodwill and $14.3 million to other intangible assets (primarily FCC licenses).  The goodwill for the acquisitions described above is tax-deductible.

The preliminary purchase price allocation for the acquisition of KAUT-TV is subject to adjustment when additional information concerning asset and liability valuations is obtained.  The final asset and liability fair values may differ from those included in the Company’s Condensed Consolidated Balance Sheet as of June 2006; however, the changes are not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

The changes in the carrying amount of Goodwill were as follows:

(Dollars in thousands)	News Media Group	Broadcast Media Group	About. com	Total
Balance as of December 2005	$1,055,648	$40,544	$343,689	$1,439,881
Goodwill adjusted during year	—	1,131	(259)	872
Foreign currency translation	3,868	—	—	3,868
Balance as of June 2006	$1,059,516	$41,675	$343,430	$1,444,621

Goodwill was adjusted in 2006 for changes to the purchase price allocations.  The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune (the “IHT”).

Other intangible assets acquired were as follows:

	June 2006			December 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets acquired:
Customer lists	$218,609	$(165,242)	$53,367	$218,584	$(155,763)	$62,821
Other	55,690	(17,136)	38,554	55,399	(12,556)	42,843
Total	274,299	(182,378)	91,921	273,983	(168,319)	105,664

Unamortized other intangible assets acquired:
Broadcast licenses	233,704	—	233,704	233,895	—	233,895
Newspaper mastheads	72,349	—	72,349	71,547	—	71,547
Total	306,053	—	306,053	305,442	—	305,442
Total other intangible assets acquired	$580,352	$(182,378)	$397,974	$579,425	$(168,319)	$411,106

Certain amounts in the table above include the foreign currency translation adjustment related to the consolidation of the IHT.

As of June 2006, the remaining weighted-average amortization period is eight years for customer lists and six years for other intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was $14.0 million in the first six months of 2006, and is expected to be approximately $25 million for the fiscal year 2006.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands) Year	Amount
2007	$15,000
2008	12,200
2009	10,900
2010	10,700
2011	10,600

3.                                      Debt Obligations

The Company’s total debt, including commercial paper, capital lease obligations and the construction loan (see below), was $1.4 billion as of June 2006.

In December 2001, a wholly owned subsidiary of the Company and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC, a partnership established for the purpose of constructing a 1.54 million square foot condominium office building (the “Building”) in New York City that will serve as the Company’s new headquarters.  In May 2006, The New York Times Building LLC began to borrow funds under its $320 million construction loan in connection with the construction of the Building (see Note 11).  As of June 2006, $24.4 million was outstanding under the construction loan, all attributable to the Company’s development partner.

The Company’s $600 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.  The Company had $504.0 million in commercial paper outstanding as of June 2006, with an annual weighted-average interest rate of 5.2% and an average of 64 days to maturity from original issuance.

The primary purpose of the Company’s revolving credit agreements is to support the Company’s commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  In June 2006, the Company replaced its $270 million multi-year credit agreement with a $400 million credit agreement maturing in June 2011.  Of the total $800 million available under the two revolving credit agreements ($400 million credit agreement maturing in May 2009 and $400 million credit agreement maturing in June 2011), the Company has issued letters of credit of approximately $32 million.  The remaining balance of approximately $768 million supports the Company’s commercial paper program discussed above.  There were no borrowings outstanding under the revolving credit agreements as of June 2006 or December 2005.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity.  As of June 2006, the amount of stockholders’ equity in excess of the required levels was approximately $448 million.

The Company’s five-year 5.350% notes aggregating $50 million mature on April 16, 2007 and its five-year 4.625% notes aggregating $52 million mature on June 25, 2007.  As a result, the Company reclassified these notes from “Long-term debt” to “Current portion of long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheet as of June 2006.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 2006	June 2005	June 2006	June 2005
Interest expense	$18,661	$15,194	$35,979	$28,008
Loss from extinguishment of debt(a)	—	—	—	4,767
Interest income	(2,247)	(896)	(4,203)	(1,740)
Capitalized interest	(3,180)	(2,454)	(6,018)	(4,943)
Interest expense, net	$13,234	$11,844	$25,758	$26,092

(a) The Company redeemed all of its $71.9 million 8.25% debentures in March 2005.

4.                              Derivative Instruments

In the first quarter of 2006, the Company entered into a forward starting interest rate swap agreement (“forward starting swap agreement”) designated as a cash-flow hedge as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  The forward starting swap agreement, which has a notional amount totaling $50.0 million, is intended to lock in a fixed interest rate on the issuance of debt expected in December 2006.  As of June 2006, the fair value of the forward starting swap agreement resulted in an unrealized gain of $2.3 million that was recorded in “Other current assets” and “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheet.  There was no amount recognized in earnings related to the forward starting swap agreement.

In March 2006 and December 2005, the Company terminated forward starting swap agreements designated as cash-flow hedges as defined under FAS 133 because the debt for which these agreements were entered into was not issued.  The termination of these agreements resulted in a gain of $3.4 million, of which $3.0 million was unrealized and $0.4 million was recognized in earnings.  The Company expects to amortize the unrealized gain of $3.0 million into earnings over the maturity period of debt that it expects to issue in December 2006 as discussed above.

5.          Common Stock

During the first half of 2006, the Company repurchased 0.8 million shares of its Class A Common Stock under its stock repurchase program at a cost of $20.9 million.  The average price of these repurchases was $25.33 per share.

On April 18, 2006, the Company’s Board of Directors (the “Board”) authorized a $.01 per share increase in the quarterly dividend on the Company’s Class A and Class B Common Stock to $.175 per share from $.165 per share effective with the June 2006 dividend.

On June 15, 2006, the Board declared a dividend of $.175 per share on the Company’s Class A and B Common Stock.  The dividend is payable on September 13, 2006, to shareholders of record on September 1, 2006.  The estimated dividend payable of approximately $25 million is included in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheet as of June 2006.

6.             Pension and Postretirement Benefits

Pension

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	Three Months Ended
	June 2006			June 2005
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$10,076	$588	$10,664	$9,362	$569	$9,931
Interest cost	17,925	3,015	20,940	16,887	2,831	19,718
Expected return on plan assets	(23,525)	—	(23,525)	(20,930)	—	(20,930)
Amortization of prior service cost	89	17	106	101	17	118
Recognized actuarial loss	4,419	1,664	6,083	4,600	1,193	5,793
Curtailment(a)	512	—	512	—	—	—
Net periodic pension cost	$9,496	$5,284	$14,780	$10,020	$4,610	$14,630

	Six Months Ended
	June 2006			June 2005
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$20,395	$1,176	$21,571	$18,724	$1,138	$19,862
Interest cost	35,821	6,030	41,851	33,774	5,662	39,436
Expected return on plan assets	(47,009)	—	(47,009)	(41,860)	—	(41,860)
Amortization of prior service cost	190	34	224	202	34	236
Recognized actuarial loss	9,099	3,328	12,427	9,200	2,386	11,586
Curtailment(a)	512	—	512	—	—	—
Net periodic pension cost	$19,008	$10,568	$29,576	$20,040	$9,220	$29,260

(a)         The staff reduction programs implemented in 2005 resulted in a curtailment because the future working lifetime of impacted employees was reduced for one of the Company’s plans.

The Company did not make any contributions to its pension plans in the first half of 2006.  Although the Company does not have any minimum funding requirements in 2006 (under the Employee

Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), it may elect to make a contribution.  The amount of the contribution, if any, would be based on the results of the January 1, 2006, valuation, market performance and interest rates in 2006 as well as other factors.  Assuming that the Company achieves an 8.75% return on pension assets, that interest rates are stable and that there are no material changes to the Company’s benefits structure in 2006, it expects to make contributions in the fourth quarter of 2006 of approximately the same amount as the contributions made in 2005.  In December 2005, the Company made tax-deductible contributions of $47.3 million to its qualified pension plans.

Postretirement Benefits

The components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 2006	June 2005	June 2006	June 2005
Service cost	$1,885	$1,730	$3,770	$3,460
Interest cost	3,028	3,053	6,056	6,106
Amortization of prior service cost	(1,543)	(1,293)	(3,086)	(2,586)
Recognized actuarial loss	787	659	1,574	1,318
Net periodic postretirement cost	$4,157	$4,149	$8,314	$8,298

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

In February 2006 the Company announced amendments to its postretirement benefit plan effective January 1, 2007, such as the elimination of retiree-medical benefits to new employees.  The amendments will reduce the future obligations and expense under this plan.

7.                                      Other

Staff Reductions

The Company recognized staff reduction charges of $9.1 million in the second quarter of 2006 and $18.4 million in the first six months of 2006.  In the second quarter and first six months of 2005, the Company recognized a staff reduction charge of $10.0 million.  Most of the charges in 2006 and 2005 were recognized at the News Media Group.  These charges are recorded in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.  As of June 2006, the Company had a staff reduction liability of approximately $15 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

Discovery Times Channel

In April 2006, the Company exercised its right to require Discovery Communications, Inc. (“DCI”) to purchase its 50% investment in the Discovery Times Channel, a digital cable channel.  As part of the initial investment in the channel, this right was exercisable following the fourth anniversary of the investment.  By contract, the sale price is determined by a formula, with a floor of $80 million and a ceiling of $135 million.  The Company is currently negotiating the price with DCI and expects to complete the transaction before the end of the year.  The Company’s investment in the channel was approximately $105 million as of June 2006.  Based on the sale price, the Company will record a gain or loss, depending on whether the price is higher or lower than the investment balance.

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

Other Current Assets

In the second quarter of 2006, the Company’s development partner began to repay the Company for its share of costs associated with the Building that the Company previously paid on the development partner’s behalf (see Note 11).  The remaining amount due to the Company of approximately $110 million is expected to be fully repaid within one year, and therefore this amount was reclassified from “Miscellaneous assets” to “Other current assets” in the Condensed Consolidated Balance Sheet as of June 2006.

8.                                      Earnings Per Share

Basic and diluted earnings per share have been computed as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 2006	June 2005	June 2006	June 2005
Basic earnings per share computation:
Numerator
Net income	$61,313	$60,815	$96,268	$171,864
Denominator
Average number of common shares outstanding	144,792	145,524	144,978	145,696
Basic earnings per share	$.42	$.42	$.66	$1.18
Diluted earning per share computation:
Numerator
Net income	$61,313	$60,815	$96,268	$171,864
Denominator
Average number of common shares outstanding	144,792	145,524	144,978	145,696
Incremental shares for assumed exercise of securities	151	479	188	681
Total shares	144,943	146,003	145,166	146,377
Diluted earnings per share	$.42	$.42	$.66	$1.17

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share.  Approximately 30 million stock options with exercise prices ranging from $25.05 to $48.54 were excluded from the computation in the second quarter and first six months of 2006.  Approximately 27 million stock options with exercise prices ranging from $33.75 to $48.54 were excluded from the computation in the second quarter of 2005, and approximately 25 million stock options with exercise prices ranging from $36.31 to $48.54 were excluded from the computation in the first six months of 2005.

9.          Comprehensive Income

Comprehensive income for the Company includes foreign currency translation adjustments, unrealized derivative gains/(losses) on cash-flow hedges, unrealized gains/(losses) on marketable securities and “Net income” reported in the Company’s Condensed Consolidated Statements of Income.

Comprehensive income was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 2006	June 2005	June 2006	June 2005
Net income	$61,313	$60,815	$96,268	$171,864
Foreign currency translation adjustments	4,253	(11,038)	5,102	(9,001)
Unrealized derivative gain/(loss) on cash-flow hedges	2,556	(518)	2,932	(356)
Unrealized (loss)/gain on marketable securities	(24)	8	36	(118)
Reclassification adjustment for realized loss included in net income	468	—	468	—
Income tax (charge)/benefit	(1,255)	121	(1,438)	101
Comprehensive income	$67,311	$49,388	$103,368	$162,490

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $95 million as of June 2006 and approximately $97 million as of December 2005.

10.                       Segment Statements of Income

The Company’s reportable segments consist of the News Media Group, the Broadcast Media Group and About.com.  These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com, the IHT and two New York City radio stations; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital operations).

Broadcast Media Group (consisting of nine network-affiliated television stations and their related digital operations).

About.com (an online consumer information provider).

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 2006	June 2005	June 2006	June 2005

REVENUES
News Media Group	$800,190	$795,934	$1,581,181	$1,569,100
Broadcast Media Group	39,112	37,184	71,066	68,501
About.com (from March 18, 2005)	19,446	11,951	38,273	13,051
Total	$858,748	$845,069	$1,690,520	$1,650,652

OPERATING PROFIT (LOSS)
News Media Group	$93,144	$107,236	$161,455	$198,545
Broadcast Media Group	9,685	9,165	12,882	13,216
About.com (from March 18, 2005)	7,309	2,514	14,873	2,656
Corporate	(11,065)	(12,373)	(21,861)	(22,749)
Gain on Sale of Assets	—	—	—	122,946
Total	$99,073	$106,542	$167,349	$314,614

Net income from joint ventures	8,770	3,138	10,737	2,890
Interest expense, net	13,234	11,844	25,758	26,092
Income from non-compete agreement	—	1,250	—	2,500
Income before income taxes and minority interest	94,609	99,086	152,328	293,912
Income taxes	33,540	38,110	56,397	121,768
Minority interest in net loss/(income) of subsidiaries	244	(161)	337	(280)

Net income	$61,313	$60,815	$96,268	$171,864

See Note 7 for information regarding staff reduction charges recorded in 2006 and 2005.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for a discussion of the Company’s reportable segments.

11.                               Contingent Liabilities

New Headquarters Building

The Company is in the process of constructing the Building in New York City that will serve as its new headquarters.  In December 2001, a wholly owned subsidiary of the Company (“NYT”) and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, “FC”) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.  In June 2006, Forest City Ratner Companies announced that it would purchase the ownership interest of ING Real Estate.

The Building Partnership is a New York limited liability company and a separate and distinct legal entity from the Company. NYT’s and FC’s percentage interests in the Building Partnership are approximately 58% and 42%.  Due to the Company’s majority interest, 100% of the financial position and results of operations of the Building Partnership are consolidated with those of the Company, and FC’s minority interest in the Building

Partnership is included in “Minority Interest” in the Company’s Condensed Consolidated Balance Sheets as of June 2006 and December 2005, and in “Minority interest in net loss/(income) of subsidiaries” in the Condensed Consolidated Statements of Income for the periods ended June 2006 and June 2005.

In December 2001, the Building Partnership entered into a land acquisition and development agreement (“LADA”) for the Building site with a New York State agency, which subsequently acquired title to the site through a condemnation proceeding.  Pursuant to the LADA, the Building Partnership was required to fund all costs of acquiring the Building site, including the purchase price of approximately $86 million, and certain additional amounts (“excess site acquisition costs”) to be paid in connection with the condemnation proceeding.  NYT and FC were required to post letters of credit for these acquisition costs.  As of June 2006, approximately $14 million remained undrawn on a letter of credit posted by the Company on behalf of NYT and approximately $11 million remained undrawn on a letter of credit posted by Forest City Enterprises, Inc. (“FCE”) on behalf of FC.

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

In August 2004, the Building Partnership commenced construction of the Building and, under the Ground Lease, is required to complete construction of the Building’s core and shell within 36 months following construction commencement, subject to certain extensions.  The Company and FCE have guaranteed the Building Partnership’s obligation to complete construction of the Building in accordance with the Ground Lease.

Pursuant to the Operating Agreement of the Building Partnership, dated December 12, 2001, and amended June 25, 2004 (the “Operating Agreement”), the funds for construction of the Building are being provided through a construction loan and capital contributions of NYT and FC.  On June 25, 2004, the Building Partnership closed a construction loan with Capmark Finance, Inc. (formerly GMAC Commercial Mortgage Corporation) (the “construction lender”), which is providing a loan of up to $320 million (the “construction loan”), secured by the Building, for construction of the Building’s core and shell as well as other development costs.  NYT elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs.  FC’s share of the total costs of the Building are being funded through capital contributions and the construction loan.

Under the terms of the Operating Agreement and the construction loan, NYT was required to fund all of its construction equity related to construction of the core and shell as well as other development costs prior to the funding of the construction loan.  In May 2006, NYT completed the funding of its required construction equity and FC began drawing down on the construction loan to pay its share of the costs (see Note 3).   Because NYT funded its construction equity first, a portion of its funds was used to fund FC’s share of Building costs (the “FC funded share”) prior to commencement of funding of the construction loan.  The FC funded share bears interest at the construction loan rate and is being repaid to NYT out of construction loan draws (see Note 7).  FC’s interest in the Building Partnership has been pledged to NYT to secure repayment of the FC funded share.

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

By the end of September 2006, the Building will be converted to a leasehold condominium, and each of NYT and FC will acquire ownership of their respective leasehold condominium units.  The Building Partnership will remain in effect until substantial completion of the Building’s core and shell.

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

Actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of the Company’s existing headquarters, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures (Dollars in millions)	NYT		FC	Total
2001-2005	$241		$184	$425
2006	$240-$270		$125-$135	$365-$405
2007	$120-$128		$93-$103	$213-$231
Total	$601-$639		$402-$422	$1,003-$1,061
Less: net sale proceeds(a)	$106		—	$106
Total, net of sale proceeds	$495-$533	(b)	$402-$422	$897-$955	(b)

(a)       Represents cash proceeds from the sale of the Company’s existing headquarters (see Note 7), net of income taxes and transaction costs.  This amount is not net of the Company’s rental payments associated with the leaseback.

(b)       Includes estimated capitalized interest and salaries in the range of $45 to $55 million.

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of two third parties that provide printing and distribution services for The Time’s National Edition (the “National Edition printers”).  In accordance with accounting principles generally accepted in the United States of America, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of June 2006 and December 2005.

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (the “credit facility guarantee”).  The total amount of the credit facility guarantee was $20 million as of June 2006.  The amount outstanding under the credit facility, which expired and was renewed in April 2006, was approximately $18 million as of June 2006.  The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms.  The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the “property lease guarantees”).  The total amount of the property lease guarantees was approximately $3 million as of June 2006.  One property lease expires in June 2008 and the other property lease expires in May 2009.  The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the “equipment lease guarantee”).  The total amount of the equipment lease guarantee was approximately $2 million as of June 2006.  The equipment lease expires in March 2011.  The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the “debt guarantee”).  The total amount of the debt guarantee was approximately $6 million as of June 2006.  The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company also has letters of credit of approximately $34 million, which are required by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability is included in the Company’s Condensed Consolidated Balance Sheet as of June 2006.

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

12.          Subsequent Events

On July 18, 2006, the Company announced plans to consolidate its New York metro area printing of The Times into its newest production plant in Queens, New York, and sublease its older Edison, New Jersey, plant.  The Company also announced that it would reduce the web width for all editions of The Times from 54 inches to 48 inches, with the printed page decreasing from 13.5 by 22 inches to 12 by 22 inches.  The plant consolidation and web-width reduction is expected to be completed in the second quarter of 2008.  Both plants will remain fully operational until then, at which time the Company expects to have sublease arrangements for the Edison plant.

As part of the plant consolidation, the Company expects a workforce reduction of approximately 250 full-time equivalent employees.  The Company plans to facilitate the reductions through a variety of severance and buyout packages.  The Company expects to record one-time charges for severance and buyouts and certain other expenses related to the consolidation, but is not able at this time to estimate the charges.

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

To benefit all of our shareholders, our goals are to:

•                  grow revenues across our existing businesses and platforms,

•                  create new online products in key content areas through internal development or prudent acquisitions,

•                  institutionalize a forward-looking research and development capability that will enable us to anticipate and capitalize on changes in media usage,

•                  reduce costs and improve the efficiency and effectiveness of our operations and

•                  achieve growth in operating margins.

The business model for each of our segments is summarized below:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune (the “IHT”) and two New York City radio stations; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital operations).  The News Media Group derives advertising revenues by offering advertisers a means to promote their brands, products and services to the buying public in print, online and through radio.  The News Media Group also derives circulation revenues by offering the public timely news and editorial materials and advertisements.  Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services and direct marketing.  The News Media Group’s main operating expenses are employee-related costs and raw materials, primarily newsprint.

Broadcast Media Group (consisting of nine network-affiliated television stations and their related digital operations).  The Broadcast Media Group derives almost all of its revenues (98% in the first half of 2006) from the sale of commercial time to advertisers.  The Broadcast Media Group’s main operating expenses are employee-related costs and programming costs.

About.com acquired March 18, 2005 (an online consumer information provider).  About.com generates revenues through display advertising relevant to the adjacent content, cost-per-click advertising (sponsored links in which About.com is paid when a user clicks on the ad) and e-commerce (including sales lead generation).  Almost all of its revenues (95% in the first half of 2006) are derived from the sale of advertisements (display and cost-per-click advertising).  Cost-per-click advertising accounts for 53% of About.com’s total advertising revenues. About.com does not charge a subscription fee for access to its Web site.  About.com’s main operating expenses are employee-related costs and content and hosting costs.

Joint Ventures. Our long-term strategy is also pursued through our equity investments, which are:

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

Recent Developments

Plant Consolidation and Web-Width Reduction

On July 18, 2006, we announced plans to consolidate our New York metro area printing of The Times into our newest production plant in Queens, New York, and sublease our older Edison, New Jersey, plant.  We also announced that we would reduce the web width for all editions of The Times from 54 inches to 48 inches, with the printed page decreasing from 13.5 by 22 inches to 12 by 22 inches.  The plant consolidation and web-width reduction is expected to be completed in the second quarter of 2008.  Both plants will remain fully operational until then, at which time we expect to have sublease arrangements for the Edison plant.

Capital expenditures for the plant consolidation and web-width reduction are expected to total approximately $150 million. Of that amount, approximately $20 million is expected in 2006 and the balance in 2007 and the first half of 2008.  These initiatives are expected to save more than $42 million annually ($30 million in lower operating costs and $12 million from the web-width reduction due to decreased newsprint consumption) and avoid the need for approximately $50 million in capital investment at the Edison plant over the next ten years.  As part of the plant consolidation, we expect a workforce reduction of approximately 250 full-time equivalent employees. We plan to facilitate the reductions through a variety of severance and buyout packages.  We expect to record one-time charges for severance and buyouts and certain other expenses related to the consolidation, but we are not able at this time to estimate these charges.

Discovery Times Channel

In April 2006, we exercised our right to require Discovery Communications, Inc. (“DCI”) to purchase our 50% investment in DTC.  As part of the initial investment in the channel, this right was exercisable following the fourth anniversary of the investment.  By contract, the sale price is determined by a formula, with a floor of $80 million and a ceiling of $135 million.  We are currently negotiating the price with DCI and expect to complete the transaction before the end of the year.  Our investment in the channel was approximately $105 million as of June 25, 2006.  Based on the sale price, we will record a gain or loss, depending on whether the price is higher or lower than the investment balance.

WQEW Sale

One of our New York City radio stations, WQEW-AM (“WQEW”), receives revenues under a time brokerage agreement with ABC, Inc. (“ABC”), that provides substantially all of WQEW’s programming.  Under a separate option agreement, ABC has the right to acquire WQEW at the end of 2006 and, in the first quarter of 2006, ABC notified us of its intention to exercise this right.  The sale is currently scheduled to close in the first quarter of 2007 with a purchase price of $40 million and is subject to Federal Communications Commission approval.  At closing, we will recognize a significant portion of the sale price as a gain because the net book value of WQEW’s net assets being sold are nominal.

2006 Highlights

Below are highlights for the second quarter and first six months of 2006.  See the remaining portion of this discussion for more details on the items discussed below.

•                  Advertising revenues grew 1.0% in the second quarter and 2.4% in the first six months of 2006 compared with the same periods last year, mainly due to growth in online revenues and the inclusion of About.com (acquired March 18, 2005) for the first six months.

•                  Circulation revenues increased slightly in the second quarter and first six months of 2006 compared with the same periods last year due to growth at The New York Times Media Group and the Regional Media Group, partially offset by declines at the New England Media Group.

•                  Other revenues increased 12.6% in the second quarter and 10.8% in the first six months of 2006 compared with prior-year periods, primarily due to the introduction of TimesSelect, a fee-based product that charges non-print subscribers for access to our columnists and archives, and higher commercial printing revenues.

•                  Total costs and expenses grew 2.9% and 4.4% in the second quarter and first six months of 2006 compared with the prior-year periods.  Total costs and expenses included staff reduction expenses of $9.1 million and $18.4 million in the second quarter and first six months of 2006.  For the first six months of 2006 compared with the prior-year period, total costs and expenses grew in part because of the inclusion of About.com (acquired March 18, 2005).  About.com expenses were $23.4 million in the first six months of 2006 compared with $10.4 million in the first six months of 2005.

Excluding staff reduction expenses, costs and expenses were higher in the second quarter and first six months of 2006 compared with the prior-year periods because of increases in raw materials expense, benefits expense, distribution and outside printing expense and promotion expense.

•                  Net income and diluted earnings per share were $61.3 million or $.42 per share in the second quarter and $96.3 million or $.66 per share in the first six months of 2006 compared with $60.8 million or $.42 per share and $171.9 million or $1.17 per share in the second quarter and first six months of 2005.

Included in net income and diluted earnings per share is the following:

2006

•                  Staff reduction expenses of approximately $5 million after tax or $.04 per share in the second quarter of 2006 and approximately $10 million or $.07 per share in the first six months of 2006.

2005

•                  Staff reduction expenses of approximately $6 million after tax or $.04 per share in the second quarter of 2005 and a gain of approximately $68 million or $.46 per share from the sale of assets in the first six months of 2005.

Trends and Uncertainties

Our Annual Report on Form 10-K for the year ended December 25, 2005, details trends and uncertainties applicable to our Company.  As of June 25, 2006, there have been no material changes in these trends and uncertainties.

2006 Expectations

The key financial measures for 2006 discussed in the table below are computed under accounting principles generally accepted in the United States of America (“GAAP”).

Item	2006 Expectation
Newsprint cost per ton	Growth rate expected to be 11% to 13%
Depreciation & amortization	$154 to $158 million(a)
Capital expenditures	$480 to $520 million(b)
Net income from joint ventures	$20 to $24 million
Interest expense	$51 to $55 million
Tax rate	39.2%

(a)       This estimate may change as a result of charges that may be incurred in connection with our plant consolidation.

(b)       Under GAAP, total capital expenditures reflected in our financial statements include our capital expenditures for our new headquarters building as well as those of our development partner:

Company*	$355 to $385 million
Development partner	$125 to $135 million
$480 to $520 million

* Includes $240 to $270 million for our new headquarters.

In addition, our revenues will include a full year of revenue from About.com, which is expected to have revenue growth above the industry average of 30% as well as double-digit operating profit growth.

RESULTS OF OPERATIONS

Overview

Unless specifically stated otherwise, all references to June 2006 and June 2005 refer to our fiscal periods ended, or the dates as of, June 25, 2006 and June 26, 2005, respectively.  All references to December 2005, unless specifically stated otherwise, refer to our fiscal year ended, or the date as of, December 25, 2005.

The following table presents our consolidated financial results on a GAAP basis.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 2006	June 2005	% Change	June 2006	June 2005	% Change

REVENUES
Advertising	$577,984	$572,363	1.0	$1,132,611	$1,106,142	2.4
Circulation	219,705	218,482	0.6	439,986	438,099	0.4
Other	61,059	54,224	12.6	117,923	106,411	10.8
Total revenues	858,748	845,069	1.6	1,690,520	1,650,652	2.4
COSTS AND EXPENSES
Production costs
Raw materials	84,478	78,353	7.8	166,415	153,182	8.6
Wages and benefits	171,201	172,005	(0.5)	347,578	348,913	(0.4)
Other	135,893	128,518	5.7	271,413	253,712	7.0
Total production costs	391,572	378,876	3.4	785,406	755,807	3.9
Selling, general and administrative expenses	368,103	359,651	2.4	737,765	703,177	4.9
Total costs and expenses	759,675	738,527	2.9	1,523,171	1,458,984	4.4
Gain on sale of assets	—	—	N/A	—	122,946	N/A
OPERATING PROFIT	99,073	106,542	(7.0)	167,349	314,614	(46.8)
Net income from joint ventures	8,770	3,138	*	10,737	2,890	*
Interest expense, net	13,234	11,844	11.7	25,758	26,092	(1.3)
Income from non-compete agreement	—	1,250	N/A	—	2,500	N/A
Income before income taxes and minority interest	94,609	99,086	(4.5)	152,328	293,912	(48.2)
Income taxes	33,540	38,110	(12.0)	56,397	121,768	(53.7)
Minority interest in net loss/(income) of subsidiaries	244	(161)	*	337	(280)	*
NET INCOME	$61,313	$60,815	0.8	$96,268	$171,864	(44.0)

* Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 2006	June 2005	% Change	June 2006	June 2005	% Change
Revenues:
News Media Group	$800,190	$795,934	0.5	$1,581,181	$1,569,100	0.8
Broadcast Media Group	39,112	37,184	5.2	71,066	68,501	3.7
About.com (from March 18, 2005)	19,446	11,951	62.7	38,273	13,051		*
Total revenues	$858,748	$845,069	1.6	$1,690,520	$1,650,652	2.4

* Represents an increase in excess of 100%.

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 2006	June 2005	% Change	June 2006	June 2005	% Change
The New York Times Media Group
Advertising	$316,045	$311,762	1.4	$623,856	$613,228	1.7
Circulation	157,646	153,382	2.8	314,119	307,098	2.3
Other	41,788	37,581	11.2	81,821	75,659	8.1
Total	$515,479	$502,725	2.5	$1,019,796	$995,985	2.4

New England Media Group
Advertising	$108,608	$121,179	(10.4)	$210,145	$230,586	(8.9)
Circulation	40,276	43,407	(7.2)	80,572	86,146	(6.5)
Other	11,622	10,001	16.2	21,027	18,032	16.6
Total	$160,506	$174,587	(8.1)	$311,744	$334,764	(6.9)

Regional Media Group
Advertising	$96,343	$91,519	5.3	$192,392	$182,773	5.3
Circulation	21,783	21,693	0.4	45,295	44,855	1.0
Other	6,079	5,410	12.4	11,954	10,723	11.5
Total	$124,205	$118,622	4.7	$249,641	$238,351	4.7

Total News Media Group
Advertising	$520,996	$524,460	(0.7)	$1,026,393	$1,026,587	—
Circulation	219,705	218,482	0.6	439,986	438,099	0.4
Other	59,489	52,992	12.3	114,802	104,414	9.9
Total	$800,190	$795,934	0.5	$1,581,181	$1,569,100	0.8

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements.  Total News Media Group advertising revenues decreased in the second quarter of 2006 and were flat for the first six months of 2006 compared with the same prior-year periods.  During 2006, online advertising revenues continued to grow across the group, and print advertising revenues decreased principally due to lower revenues at the New England Media Group.

The New York Times Media Group

Advertising revenues at The New York Times Media Group were higher in the second quarter of 2006 compared with the second quarter of 2005, with gains in national and retail advertising revenues.  For the second quarter, online advertising revenues increased, as gains were recorded in the national, retail and classified categories due to higher volume and rates.  The increase in online advertising offset slight declines in print advertising, principally because of lower volume in classified advertising.  Declines in the help wanted and automotive classified categories more than offset an increase in the real estate category.

For the first six months of 2006 compared with the first six months of 2005, advertising revenues increased, principally due to gains in national and classified advertising revenues, particularly online.  Online advertising revenues grew in the national, retail and classified categories driven by higher volume and rates.

New England Media Group

Advertising revenues at the New England Media Group fell in the second quarter and first six months of 2006 compared with the prior-year periods, with declines in the national, retail and classified categories.  Print advertising revenues decreased due to lower volume and rates, and online advertising revenues increased across the national, retail and classified categories due to higher volume and rates.

Regional Media Group

In the second quarter and first six months of 2006 compared with the prior-year periods, advertising revenues increased mainly due to higher rates, both in print and online.  The growth was due to increased revenues in the classified and retail ad categories.

Print advertising volume for the News Media Group was as follows:

	Three Months Ended			Six Months Ended
(Inches in thousands, preprints in thousands of copies)	June 2006	June 2005	% Change	June 2006	June 2005	% Change

National (a)	584.3	594.0	(1.6)	1,166.0	1,183.1	(1.4)
Retail	1,590.1	1,604.6	(0.9)	3,097.1	3,164.0	(2.1)
Classified	2,483.4	2,518.9	(1.4)	4,859.9	4,858.5	—
Part Run/Zoned	555.4	583.8	(4.9)	1,015.8	1,065.9	(4.7)
Total	5,213.2	5,301.3	(1.7)	10,138.8	10,271.5	(1.3)
Preprints	716,905	727,570	(1.5)	1,403,055	1,415,641	(0.9)

(a) Includes all advertising volume from the IHT.

Circulation Revenues

Circulation revenue is based on the number of copies sold and subscription rate charged to customers.  Circulation revenues in the second quarter and first six months of 2006 increased slightly compared with the prior-year periods due to growth at The New York Times Media Group and Regional Media Group primarily from higher home-delivery rates partially offset by declines at the New England Media Group primarily from fewer copies sold.

Broadcast Media Group

Broadcast Media Group revenues increased 5.2% to $39.1 million in the second quarter of 2006 from $37.2 million in the second quarter of 2005 and 3.7% to $71.1 million in the first six months of 2006 from $68.5 million in the first six months of 2005.  The increases resulted from additional revenues from the acquisition of KAUT-TV in November 2005 and increased political advertising revenues.

About.com

About.com revenues increased 62.7% to $19.4 million in the second quarter of 2006 from $12.0 million in the second quarter of 2005 and to $38.3 million in the first six months of 2006 from $13.1 million in the first six months of 2005, due to increases in display advertising, cost-per-click advertising and e-commerce.  Additionally, because we acquired About.com on March 18, 2005, its operations are included for the entire first six months of 2006 but only from the acquisition date through the end of the second quarter in 2005.

Costs and Expenses

Costs and expenses were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 2006	June 2005	% Change	June 2006	June 2005	% Change
Production costs:
Raw materials	$84,478	$78,353	7.8	$166,415	$153,182	8.6
Wages and benefits	171,201	172,005	(0.5)	347,578	348,913	(0.4)
Other	135,893	128,518	5.7	271,413	253,712	7.0
Total production costs	391,572	378,876	3.4	785,406	755,807	3.9
Selling, general and administrative expenses	368,103	359,651	2.4	737,765	703,177	4.9
Total costs and expenses	$759,675	$738,527	2.9	$1,523,171	$1,458,984	4.4

Production Costs

Total production costs increased in the second quarter and first six months of 2006 because of increased raw materials, outside printing and higher benefits expense.  Raw materials expense increased in the second quarter and first six months of 2006 compared with the prior-year periods, due to higher newsprint and magazine-grade paper expense.  Newsprint expense rose 7.4% in the second quarter of 2006 and 6.7% in the first six months of 2006 compared with the same prior-year periods, mainly from higher prices partially offset by lower consumption.  Magazine-grade paper expense increased in the second quarter and first six months due to an increase in consumption and higher prices.  Additionally, the costs of About.com are included for the full six months of 2006 but only from the acquisition date through the end of the second quarter in 2005.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses increased in the second quarter and first six months of 2006 because of higher promotion, distribution and benefits expense.  Additionally, the first six months of 2006 included higher staff reduction expenses as well as the inclusion of About.com for the entire period.

The following table sets forth consolidated costs and expenses by reportable segment, Corporate and the Company as a whole.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 2006	June 2005	% Change	June 2006	June 2005	% Change
Costs and expenses:
News Media Group	$707,046	$688,698	2.7	$1,419,726	$1,370,555	3.6
Broadcast Media Group	29,427	28,019	5.0	58,184	55,285	5.2
About.com (from March 18, 2005)	12,137	9,437	28.6	23,400	10,395		*
Corporate	11,065	12,373	(10.6)	21,861	22,749	(3.9)
Total	$759,675	$738,527	2.9	$1,523,171	$1,458,984	4.4

*Represents an increase in excess of 100%.

News Media Group

In the second quarter and first six months of 2006, costs and expenses increased primarily due to higher raw materials, outside printing, distribution, promotion and benefits expense.  Additionally, the first half of 2006 included higher staff reduction expenses compared with the first half of 2005.

Broadcast Media Group

Costs and expenses for the Broadcast Media Group increased in the second quarter and first six months of 2006 compared with the same periods in 2005, primarily due to the acquisition of KAUT-TV in November 2005.

About.com

Cost and expenses for About.com increased in the second quarter and first six months of 2006 primarily due to an increase in workforce and incremental expenses related to the higher revenues.

Depreciation and Amortization

Consolidated depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 2006	June 2005	% Change	June 2006	June 2005	% Change
Depreciation and amortization:
News Media Group	$31,098	$29,359	5.9	$62,047	$59,024	5.1
Broadcast Media Group	2,670	2,056	29.9	5,003	4,042	23.8
About.com (from March 18, 2005)	2,946	2,907	1.3	5,905	3,127	88.8
Corporate	1,516	1,726	(12.2)	3,084	3,456	(10.8)
Depreciation and amortization	$38,230	$36,048	6.1	$76,039	$69,649	9.2

Operating Profit

Consolidated operating profit, in the second quarter and first six months of 2006 and 2005, by reportable segment, Corporate and for the Company as a whole, were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 2006	June 2005	% Change	June 2006	June 2005	% Change
Operating Profit (Loss):
News Media Group	$93,144	$107,236	(13.1)	$161,455	$198,545	(18.7)
Broadcast Media Group	9,685	9,165	5.7	12,882	13,216	(2.5)
About.com (from March 18, 2005)	7,309	2,514	*	14,873	2,656	*
Corporate	(11,065)	(12,373)	(10.6)	(21,861)	(22,749)	(3.9)
Gain on Sale of Assets	—	—	N/A	—	122,946	N/A
Operating Profit	$99,073	$106,542	(7.0)	$167,349	$314,614	(46.8)

*Represents an increase in excess of 100%.

In the first six months of 2005, we recognized a pre-tax gain of $122.9 million from the sale of our existing New York City headquarters as well as property in Florida.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit (loss) are discussed above under “Revenues” and “Costs and Expenses.”

Non-operating Items

Joint Ventures

Net income from joint ventures totaled $8.8 million in the second quarter of 2006 compared with $3.1 million in the second quarter of 2005 and $10.7 million in the first six months of 2006 compared with $2.9 million in the first six months of 2005 because of improved operating results at all of the properties in which we have equity interests.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 2006	June 2005	June 2006	June 2005
Interest expense	$18,661	$15,194	$35,979	$28,008
Loss from extinguishment of debt	—	—	—	4,767
Interest income	(2,247)	(896)	(4,203)	(1,740)
Capitalized interest	(3,180)	(2,454)	(6,018)	(4,943)
Interest expense, net	$13,234	$11,844	$25,758	$26,092

Interest expense increased in the second quarter and first six months of 2006 mainly because of higher levels of debt outstanding and higher short-term interest rates.  In the first half of 2005, we redeemed our $71.9 million 8.25% debentures, resulting in a loss of $4.8 million from the extinguishment of this debt.  The increase in interest expense in the first half of 2006 was partially offset by higher levels of interest income and capitalized interest.  Interest income was related to funds we advanced to our development partner for the construction of our new headquarters and capitalized interest also related to that construction.

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

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions, and these repurchases may be suspended from time to time or discontinued.  During the first half of 2006, we repurchased 0.8 million shares of Class A Common Stock at a cost of approximately $21 million.  From June 26, 2006, through July 28, 2006, we repurchased 0.1 million shares at a cost of approximately $3 million.  In 2005, we repurchased 1.7 million shares of Class A Common Stock at a cost of approximately $57 million.

We expect dividends to increase to approximately $100 million in 2006 from approximately $95 million in 2005 as our Board of Directors authorized a $.01 per share increase in the quarterly dividend on our Class A and Class B Common Stock to $.175 per share from $.165 per share effective with the June 2006 dividend.

New Headquarters Building

We are in process of constructing our new headquarters building in New York City (the “Building”), which we expect to occupy in the second quarter of 2007.  In December 2001, one of our wholly owned subsidiaries (“NYT”), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate, “FC”) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.  In June 2006, Forest City Ratner Companies announced that it would purchase the ownership interest of ING Real Estate. See Note 11 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Building.

Actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of our existing headquarters, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures (Dollars in millions)	NYT		FC	Total
2001-2005	$241		$184	$425
2006	$240-$270		$125-$135	$365-$405
2007	$120-$128		$93-$103	$213-$231
Total	$601-$639		$402-$422	$1,003-$1,061
Less: net sale proceeds(a)	$106		—	$106
Total, net of sale proceeds	$495-$533	(b)	$402-$422	$897-$955	(b)

(a)       Represents cash proceeds from the sale of our existing headquarters net of income taxes and transaction costs.  This amount is not net of our rental payments associated with the leaseback.

(b)       Includes estimated capitalized interest and salaries in the range of $45 to $55 million.

We are continuing to analyze our space requirements and believe that we will have approximately four surplus floors in our portion of the Building.  Upon the Building’s completion, we will consider whether to sublet or sell this space and whether to enter into other financing arrangements for our condominium interest, including a sale-leaseback and/or mortgage financing.  In each case, the decision will be subject to market conditions and other factors.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

	For the Six Months Ended
(Dollars in thousands)	June 2006	June 2005	% Change
Operating Activities	$166,056	$151,122	9.9
Investing Activities	$(136,676)	$(342,912)	(60.1)
Financing Activities	$(33,112)	$181,566		*

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

In the first six months of 2006, net cash provided by operating activities increased compared with the first six months of 2005 primarily due to an increase in cash earnings partially offset by higher working capital requirements.

Investing Activities

Investment cash inflows generally include proceeds from the sale of assets or a business.  Investment cash outflows generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash used in investing activities decreased in the first six months of 2006 compared with the first six months of 2005, primarily due to the acquisition of About.com and the North Bay Business Journal made in the first six months of 2005, partially offset by the proceeds from the sale of our current headquarters and property in Sarasota, Florida.  In 2006, we had additional capital expenditures primarily related to the construction of the Building.

Financing Activities

Financing cash inflows generally include borrowings under our commercial paper program, the issuance of long-term debt, and funds from stock option exercises.  Financing cash outflows generally include the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of our Class A Common Stock.

We had net cash used in financing activities in the first six months of 2006 compared with net cash provided by financing activities in the first six months of 2005.  In the first six months of 2006, net cash used in financing activities was primarily for the payment of dividends (approximately $49 million) and share repurchases (approximately $21 million), partially offset by funds received from the construction loan, attributable to our development partner (approximately $24 million).  In the first six months of 2005, the majority of net cash provided by financing activities was from the issuance of notes (approximately $498 million), partially offset by the repayment of notes and debentures (approximately $323 million).

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

•                          A commercial paper facility,

•                          revolving credit agreements and

•                          medium-term notes.

In addition, the Building Partnership has a $320 million construction loan available for the purpose of constructing the Building. See Note 11 of the Notes to the Condensed Consolidated Financial Statements.

Our total debt, including commercial paper, capital lease obligations and construction loan, was $1.4 billion as of June 2006 and December 2005.

Our short- and long-term debt is rated investment grade by the major rating agencies. In May 2006, Moody's Investors Service lowered its rating on our long-term debt to Baa1 from A2 and lowered its rating on our short-term debt to P2 from P1.  In July 2006, Standard and Poor's also lowered its rating on our long-term debt to A- from A and lowered its rating on our short-term debt to A-2 from A-1.  We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect the downgrades of our long-term and short-term debt ratings to have any material impact on our ability to borrow.  However, as a result of these downgrades, we may incur higher borrowing costs in respect of any future long-term and short-term issuances.  We do not currently expect these to be significant.

Commercial Paper

Our $600.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper that we issue is unsecured and can have maturities of up to 270 days.  We had $504.0 million in commercial paper outstanding as of June 2006, with an annual weighted-average interest rate of 5.2% and an average of 64 days to maturity from original issuance.

Revolving Credit Agreements

The primary purpose of our revolving credit agreements is to support our commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  In June 2006, we replaced our $270 million multi-year credit agreement with a $400 million credit agreement maturing in June 2011.  Of the total $800 million available under the two revolving credit agreements ($400 million credit agreement maturing in May 2009 and $400 million credit agreement maturing in June 2011), we have issued letters of credit of approximately $32 million.  The remaining balance of approximately $768 million supports our commercial paper program discussed above.  There were no borrowings outstanding under the revolving credit agreements as of June 2006 or December 2005.

Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity.  As of June 2006, the amount of stockholders’ equity in excess of the required levels was approximately $448 million.

Medium-Term Notes

Our liquidity requirements may also be funded through the public offer and sale of notes under our

$300.0 million medium-term note program.  As of June 2006, we had issued $75 million of medium-term notes under this program.  An additional $225.0 million of medium-term notes may be issued from time to time pursuant to our currently effective shelf registration statement.

Construction Loan

In May 2006, the Building Partnership began to borrow funds under its $320 million construction loan.  As of June 2006, $24.4 million was outstanding under the construction loan, all attributable to our development partner. See Note 11 of the Notes to the Condensed Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions (“tax positions”). FIN 48 requires that we recognize in our financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 25, 2005.  As of June 2006, our contractual obligations and off-balance sheet arrangements have not materially changed from December 2005.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 25, 2005.  As of June 2006, our critical accounting policies have not changed from December 2005.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that relate to future events or our future financial performance.  We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise.  We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance.  Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.  Such factors include those described in “Item 1A-Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 25, 2005, as well as other risks and factors identified from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 25, 2005, details our disclosures about market risk.  As of June 25, 2006, there have been no material changes in the Company’s market risk from December 25, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and Leonard P. Forman, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 25, 2006.  Based on such evaluation, Ms. Robinson and Mr. Forman concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as set forth in “Item 1A- Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

We issued 600 shares of Class A Common Stock on March 31, 2006, 510 shares of Class A Common Stock on April 27, 2006, and 510 shares of Class A Common Stock on May 2, 2006, in each case to holders of Class B shares upon the conversion of Class B shares into Class A shares. The conversions, which were in accordance with the Company’s Certificate of Incorporation, did not involve a public offering and were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
March 27, 2006 – April 30, 2006	241,437	$25.01	241,100	$130,868,000
May 1, 2006 – May 28, 2006	95,412	$24.54	95,100	$128,535,000
May 29, 2006 – June 25, 2006	198,524	$23.70	198,500	$123,830,000
Total for the second quarter of 2006(2)	535,373	$24.44	534,700	$123,830,000

(1) On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million.  Except at otherwise noted, all purchases were made pursuant to the Company’s publicly announced share repurchase program.  As of July 28, 2006, the Company had authorization from its Board to repurchase an amount of up to $121.0 million of its Class A Common Stock.  The Board has authorized the Company to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

(2) Includes 673 shares (337 shares in fiscal April, 312 shares in fiscal May and 24 shares in fiscal June) withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company’s 1991 Executive Stock Incentive Plan.  The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 4.    Submission of Matters to a Vote of Security Holders

(a)  The Company’s annual meeting of stockholders was held on April 18, 2006.

(b)  Not applicable.

(c)  The following matters were voted on at the annual meeting:

1.  The stockholders (with Class A and Class B stockholders voting separately) elected all of management’s nominees for election as Class A directors and Class B directors. The results of the vote taken were as follows:

	For:	Withheld:

Class A Directors:

Raul E. Cesan	89,045,931	39,879,246
William E. Kennard	88,977,392	39,947,785
James M. Kilts	104,520,008	24,405,169
Doreen A. Toben	88,962,268	39,962,909

Class B Directors:

Brenda C. Barnes	759,834	0
Lynn G. Dolnick	759,834	0
Michael Golden	759,834	0
David E. Liddle	759,834	0
Ellen R. Marram	759,834	0
Thomas Middelhoff	759,834	0
Janet L. Robinson	759,834	0
Arthur Sulzberger, Jr.	759,834	0
Cathy J. Sulzberger	759,834	0

2.  The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Deloitte & Touche LLP, independent certified public accountants, as auditors of the Company for the year ending December 31, 2006.  The results of the vote taken were as follows:

For:	128,244,475
Against:	477,514
Abstain:	963,022	*

(d)  Not applicable.

        *    An abstention had no effect on this proposal.

Item 6. Exhibits

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification

31.2	Rule 13a – 14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: August 4, 2006	/s/ Leonard P. Forman
Leonard P. Forman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended June 25, 2006

Exhibit No.

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a – 14(a)/15d – 14(a) Certification

31.2	Rule 13a – 14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes-Oxley Act of 2002