Form 10-Q
period 2006-09-24
NEW YORK TIMES CO
filed 2006-11-03
CIK 71691

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

Number of shares of each class of the registrant’s common stock outstanding as of October 27, 2006 (exclusive of treasury shares):

Class A Common Stock	142,957,415 shares
Class B Common Stock	832,592 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 2006	September 2005	September 2006	September 2005
	(13 Weeks)		(39 Weeks)
Revenues
Advertising	$465,476	$485,644	$1,528,225	$1,524,829
Circulation	215,007	217,872	654,993	655,971
Other	59,103	54,287	175,822	159,154
Total revenues	739,586	757,803	2,359,040	2,339,954

Production costs
Raw materials	75,178	75,718	241,593	228,899
Wages and benefits	162,912	164,405	490,701	493,845
Other	124,478	124,845	377,862	362,613
Total production costs	362,568	364,968	1,110,156	1,085,357

Selling, general and administrative expenses	356,542	353,448	1,073,941	1,036,758

Total costs and expenses	719,110	718,416	2,184,097	2,122,115

Gain on sale of assets	—	—	—	122,946

Operating profit	20,476	39,387	174,943	340,785

Net income from joint ventures	7,348	5,000	18,085	7,890

Interest expense, net	13,267	11,677	39,025	37,769

Income from non-compete agreement	—	1,250	—	3,750

Income from continuing operations before income taxes and minority interest	14,557	33,960	154,003	314,656

Income taxes	5,091	14,404	56,206	130,753

Minority interest in net loss/(income) of subsidiaries	267	167	604	(113)

Income from continuing operations	9,733	19,723	98,401	183,790

Discontinued operations, net of income taxes – Broadcast Media Group	4,290	3,358	11,890	11,155

Net income	$14,023	$23,081	$110,291	$194,945

Average number of common shares outstanding
Basic	144,454	145,214	144,803	145,535
Diluted	144,568	145,602	144,982	146,077

Basic earnings per share:
Income from continuing operations	$.07	$.14	$.68	$1.26
Discontinued operations, net of income taxes	.03	.02	.08	.08
Net income	$.10	$.16	$.76	$1.34

Diluted earnings per share:
Income from continuing operations	$.07	$.14	$.68	$1.26
Discontinued operations, net of income taxes	.03	.02	.08	.07
Net income	$.10	$.16	$.76	$1.33

Dividends per share	$.175	$.165	$.515	$.485

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 2006	December 2005
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$38,695	$44,927

Accounts receivable-net	370,619	435,273

Inventories
Newsprint and magazine paper	26,524	28,190
Work-in-process and other	4,564	3,910
Total inventories	31,088	32,100

Deferred income taxes	68,118	68,118

Assets held for sale (see Note 3)	355,846	359,152

Other current assets (see Note 9)	307,920	72,073

Total current assets	1,172,286	1,011,643

Other Assets

Investments in joint ventures (see Note 2)	147,028	238,369

Property, plant and equipment (less accumulated depreciation and amortization of $1,330,967 in 2006 and $1,265,465 in 2005)	1,309,465	1,401,368

Intangible assets acquired
Goodwill	1,440,818	1,399,337

Other intangible assets acquired (less accumulated amortization of $188,951 in 2006 and $168,319 in 2005)	157,272	176,572

Miscellaneous assets	223,309	305,748

TOTAL ASSETS	$4,450,178	$4,533,037

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 2006	December 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$566,600	$496,450
Accounts payable	224,378	212,901
Accrued payroll and other related liabilities	109,544	100,390
Accrued expenses	147,565	185,063
Unexpired subscriptions	80,515	81,870
Current portion of long-term debt and capital lease obligations	103,868	1,630
Construction loan (see Notes 5 and 13)	78,488	—

Total current liabilities	1,310,958	1,078,304

Other Liabilities

Long-term debt	720,625	821,962
Capital lease obligations	74,921	76,338
Deferred income taxes	4,958	79,806
Other	789,758	771,403

Total other liabilities	1,590,262	1,749,509

Minority Interest (see Note 13)	5,617	188,976

Stockholders’ Equity

Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2006 – 151,374,838; 2005 – 150,939,371 (including treasury shares: 2006 – 8,092,745; 2005 – 6,558,299)	15,137	15,094
Class B – convertible – authorized and issued shares; 2006 - 832,622; 2005 – 834,242	83	83
Additional paid-in capital	76,647	55,148
Retained earnings	1,861,212	1,825,763
Common stock held in treasury, at cost	(298,688)	(261,964)
Accumulated other comprehensive loss, net of income taxes	(111,050)	(117,876)

Total stockholders’ equity	1,543,341	1,516,248

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,450,178	$4,533,037

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 2006	September 2005
	(39 Weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$208,993	$226,991

INVESTING ACTIVITIES
Capital expenditures	(210,624)	(145,803)
Acquisitions	(35,742)	(413,953)
Investments	—	(19,057)
Net proceeds from sale of assets	—	183,173
Other investing payments – net	(105)	(765)

Net cash used in investing activities	(246,471)	(396,405)

FINANCING ACTIVITIES
Commercial paper borrowings-net	70,150	95,675
Construction loan borrowings	61,120	—
Long-term obligations:
Increases	—	497,543
Reductions	(1,217)	(323,079)
Capital shares:
Issuances	8,684	7,425
Repurchases	(33,955)	(46,682)
Excess tax benefits from stock-based awards	1,106	3,395
Dividends paid to stockholders	(74,842)	(70,572)
Other financing proceeds – net	—	1,245

Net cash provided by financing activities	31,046	164,950

Decrease in cash and cash equivalents	(6,432)	(4,464)

Effect of exchange rate changes on cash and cash equivalents	200	(737)

Cash and cash equivalents at the beginning of the year	44,927	42,389
Cash and cash equivalents at the end of the quarter	$38,695	$37,188

SUPPLEMENTAL DATA

Acquisitions

•                  In 2006, the Company acquired Baseline StudioSystems for approximately $35 million and Calorie-Count.com for $0.9 million (see Note 2).

•                  In 2005, the Company acquired About, Inc. for approximately $410 million and North Bay Business Journal for approximately $3 million (see Note 2).

Investment

•                  In 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston LLC.

Other

•                  In August 2006, the Company’s new headquarters building was converted to a leasehold condominium, with the Company and its development partner acquiring ownership of their respective leasehold condominium units (see Note 13).  The Company’s capital expenditures include those of its development partner through August 2006.  Cash capital expenditures attributable to the Company’s development partner’s interest in the Company’s new headquarters were approximately $52 million and $32 million in the first nine months of 2006 and 2005.

Non-Cash

•                  In August 2006, in connection with the conversion of the Company’s new headquarters to a leasehold condominium, the Company made a non-cash distribution of its development partner’s net assets of approximately $260 million.  Beginning in September 2006, the Company is recording a non-cash receivable and loan payable for the amount that the Company’s development partner draws down on the construction loan (see Note 5).  The non-cash receivable and loan payable recorded as of September 2006 was approximately $17 million.  See Note 13 for additional information regarding the Company’s new headquarters.

•                  In September 2006, the Company signed a contract to sell its 50% ownership interest in Discovery Times Channel for $100 million.  The cash was received in October 2006.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                         GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 24, 2006 and December 25, 2005, and the results of operations and cash flows of the Company for the periods ended September 24, 2006 and September 25, 2005.  All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company’s Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations.

As of September 24, 2006, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2005, have not changed materially.

Unless specifically stated otherwise, all references to September 2006 and September 2005 refer to the Company’s fiscal periods ended, or the dates as of, September 24, 2006 and September 25, 2005, respectively.  All references to December 2005 refer to the Company’s fiscal year ended, or the date as of, December 25, 2005.  Certain reclassifications have been made to the prior periods to conform to classifications used as of and for the period ended September 2006, specifically reclassifications related to a discontinued operation (see Note 3).  The fiscal periods included herein comprise 13 weeks for the three-month periods and 39 weeks for the nine-month periods.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America (“GAAP”), establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”).  FAS 158 requires an entity to recognize the funded status of its defined postretirement plans on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.  FAS 158 also requires additional disclosures in the notes to financial statements.  The recognition and disclosure provisions of FAS 158 are effective for the Company as of the end of its fiscal year ending after December 15, 2006.  The Company is currently evaluating the impact of adopting FAS 158 on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires that registrants utilize both an income statement assessment and a balance sheet assessment (“dual approach”) to evaluate the quantitative effects of financial statement misstatements.  The Company has utilized an income statement assessment to evaluate the quantitative effects of financial statement misstatements.  SAB 108 permits the Company to initially apply its provisions either by i) restating prior financial statements as if the dual approach had always been used or ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of the Company’s 2006 fiscal year, with an offsetting adjustment recorded to the opening balance of retained earnings.  The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB 108 on its financial statements.

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions (“tax positions”).  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position.  The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

NOTE 2.                         ACQUISITIONS AND DISPOSITIONS

2006 Acquisitions

The Company acquired Baseline StudioSystems (“Baseline”), a leading online database and research service for information on the film and television industries, on August 28, 2006, for $35.0 million and the assumption of certain liabilities, and Calorie-Count.com (“Calorie-Count”), a site that offers weight loss tools and nutritional information, on September 14, 2006, for $0.9 million.  These acquisitions will further expand the Company’s online content and functionality as well as continue to diversify the Company’s online revenue base.  The Company’s Condensed Consolidated Financial Statements include the operating results of these acquisitions subsequent to their date of acquisition.  Baseline is part of NYTimes.com, within the News Media Group, and Calorie-Count is part of About.com (see Note 12).

The Company has allocated the excess of the purchase prices over the carrying value of the net assets acquired as follows: Baseline – $35.2 million to goodwill; Calorie-Count – $0.9 million to goodwill (see Note 4).  The goodwill for the acquisitions described above is tax-deductible.  The preliminary purchase price allocations for the acquisitions of Baseline and Calorie-Count are subject to adjustment when additional information concerning asset and liability valuations is obtained.  The final asset and liability fair values may differ from those included in the Company’s Condensed Consolidated Balance Sheet as of September 2006; however, the changes are not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

2005 Acquisitions

Based on independent valuations of About.com (acquired March 18, 2005) and North Bay Business Journal (“North Bay”) (acquired February 1, 2005) and a preliminary independent valuation of KAUT-TV (acquired November 3, 2005), the Company has allocated the excess of the purchase prices over the carrying value of the net assets acquired as follows: About.com- $343.4 million to goodwill and $62.2 million to other intangible assets (primarily content, customer lists and a contract); North Bay- $2.1 million to goodwill and $0.9 million to other intangible assets (primarily customer lists); and KAUT-TV- $1.7 million to goodwill and $14.3 million to other intangible assets (primarily FCC licenses).  The goodwill for the acquisitions described above is tax-deductible.  The goodwill and other intangible assets for KAUT-TV have been reclassified to “Assets held for sale” in the Company’s Condensed Consolidated Balance Sheets (see Note 3).

Sale of Discovery Times Channel Investment

In September 2006, the Company signed a contract to sell its 50% ownership interest in Discovery Times Channel (“DTC”), a digital cable channel, for $100 million.  The sale resulted in the Company liquidating its investment in DTC of approximately $108 million, which was included in “Investments in joint ventures” in the Company’s Condensed Consolidated Balance Sheet, and recording a loss of approximately $8 million in “Net income from joint ventures” in the Company’s Condensed Consolidated Statement of Income.  The Company received the proceeds from this sale in October 2006.

Sale of WQEW

One of the Company’s New York City radio stations, WQEW-AM (“WQEW”), receives revenues under a time brokerage agreement with ABC, Inc. (“ABC”), that provides substantially all of WQEW’s programming.  Under a separate option agreement, ABC has the right to acquire WQEW at the end of 2006 and, in the first quarter of 2006, ABC notified the Company of its intention to exercise this right.  The sale is currently scheduled to close in the first quarter of 2007 with a purchase price of $40 million and is subject to Federal Communications Commission approval.  At closing, the Company will recognize a significant portion of the sale price as a gain because the net book value of WQEW’s net assets being sold is nominal.

Sale of Assets

In the first quarter of 2005, the Company recognized a $122.9 million pre-tax gain resulting from the sale of its current headquarters in New York City ($114.5 million) and the sale of property in Sarasota, Florida ($8.4 million).

NOTE 3.                         DISCONTINUED OPERATIONS

On September 12, 2006, the Company announced plans to sell its Broadcast Media Group, which consists of nine network-affiliated television stations and their related digital operations.  This decision was a result of the Company’s ongoing analysis of its business portfolio and will allow the Company to place an even greater emphasis on developing and integrating its print and growing digital resources.  The sale, for which the Company expects to receive cash, is expected to be completed in the first half of 2007.

In accordance with the provisions of FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the Broadcast Media Group’s results of operations are presented as discontinued operations and certain assets and liabilities are classified as held for sale for all periods presented.  The results of operations presented as discontinued operations and the assets and liabilities classified as held for sale are summarized below.

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	September 2006	September 2005
Revenues	$36,476	$33,280	$107,542	$101,781
Total costs and expenses	29,205	27,588	87,389	82,873
Pre-tax income	7,271	5,692	20,153	18,908
Income taxes	2,981	2,334	8,263	7,753
Discontinued operations, net of income taxes	$4,290	$3,358	$11,890	$11,155

(Dollars in thousands)	September 2006	December 2005
Property, plant & equipment, net	$63,436	$67,035
Goodwill	41,681	40,544
Other intangible assets, net	234,105	234,534
Other assets	16,624	17,039
Assets held for sale	355,846	359,152
Program rights liability (a)	15,023	15,604
Net assets held for sale	$340,823	$343,548

(a) Included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

NOTE 4.                         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost over the fair market value of tangible net assets acquired.  Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist, in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

Other intangible assets acquired consist primarily of newspaper mastheads on various acquired properties, customer lists, as well as other assets.  Other intangible assets acquired that have indefinite lives (mastheads) are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives.

The Company performs its annual impairment testing in the fourth quarter of its fiscal year.

For the first nine months of 2006, the operating results of the New England Media Group have trended lower than expected due to, among other factors, advertiser consolidations in the New England area and increased competition with online media.  If this trend continues, it is possible that certain assets at the New England Media Group could be impaired in the future, in which case the assets would be written down to their fair value.

The changes in the carrying amount of Goodwill were as follows:

(Dollars in thousands)	News Media Group	About.com	Total
Balance as of December 2005	$1,055,648	$343,689	$1,399,337
Goodwill acquired during year (see Note 2)	35,248	926	36,174
Goodwill adjusted during year	—	(259)	(259)
Foreign currency translation	5,566	—	5,566
Balance as of September 2006	$1,096,462	$344,356	$1,440,818

Goodwill was adjusted in 2006 for changes to the purchase price allocation.  The foreign currency translation line item above reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune (the “IHT”).

Other intangible assets acquired were as follows:

	September 2006			December 2005
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets acquired:
Customer lists	$218,364	$(169,822)	$48,542	$218,326	$(155,763)	$62,563
Other	55,160	(19,129)	36,031	55,018	(12,556)	42,462
Total	273,524	(188,951)	84,573	273,344	(168,319)	105,025
Unamortized other intangible assets acquired:
Newspaper mastheads	72,699	—	72,699	71,547	—	71,547
Total other intangible assets acquired	$346,223	$(188,951)	$157,272	$344,891	$(168,319)	$176,572

Certain amounts in the table above include the foreign currency translation adjustment related to the consolidation of the IHT.

As of September 2006, the remaining weighted-average amortization period is eight years for customer lists and six years for other intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was approximately $21 million in the first nine months of 2006, and is expected to be approximately $24 million for the fiscal year 2006.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(Dollars in thousands)
Year	Amount
2007	$14,900
2008	12,100
2009	10,800
2010	10,700
2011	10,600

NOTE 5.                         DEBT OBLIGATIONS

The Company’s total debt, including commercial paper, capital lease obligations and a construction loan (see below), was $1.5 billion as of September 2006.

 The Company is a co-borrower under a $320 million non-recourse construction loan in connection with the construction of its new headquarters.  The Company does not draw down on the construction loan, which is utilized by its development partner.  However, as a co-borrower, the Company is required to record the amount outstanding of the construction loan on its financial statements.  The Company also records a receivable, due from its development partner, for the same amount outstanding under the construction loan (see Note 9).  As of September 2006, $78.5 million was outstanding under the construction loan.  See Note 13 for additional information related to the Company’s new headquarters.

In the third quarter of 2006, the Company increased the amount available under its commercial paper program, which is supported by the revolving credit agreements described below, to $725 million from $600 million.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.  The Company had $566.6 million in commercial paper outstanding as of September 2006, with an annual weighted-average interest rate of 5.4% and an average of 58 days to maturity from original issuance.

The primary purpose of the Company’s revolving credit agreements is to support the Company’s commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  In June 2006, the Company replaced its $270 million multi-year credit agreement with a $400 million credit agreement maturing in June 2011.  Of the total $800 million available under the two revolving credit agreements ($400 million credit agreement maturing in May 2009 and $400 million credit agreement maturing in June 2011), the Company has issued letters of credit of approximately $31 million.  The remaining balance of approximately $769 million supports the Company’s commercial paper program discussed above.  There were no borrowings outstanding under the revolving credit agreements as of September 2006 or December 2005.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity.  As of September 2006, the amount of stockholders’ equity in excess of the required levels was approximately $455 million.

The Company’s five-year 5.350% notes aggregating $50 million mature on April 16, 2007 and its five-year 4.625% notes aggregating $52 million mature on June 25, 2007.  As a result, the Company reclassified these notes from “Long-term debt” to “Current portion of long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheet.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	September 2006	September 2005
Interest expense	$19,000	$15,739	$54,979	$43,747
Loss from extinguishment of debt(a)	—	—	—	4,767
Interest income	(1,875)	(965)	(6,079)	(2,705)
Capitalized interest	(3,858)	(3,097)	(9,875)	(8,040)
Interest expense, net	$13,267	$11,677	$39,025	$37,769

(a)       The Company redeemed all of its $71.9 million 8.25% debentures in March 2005.

NOTE 6.                         DERIVATIVE INSTRUMENTS

In 2006, the Company entered into forward starting interest rate swap agreements (“forward starting swap agreements”) designated as cash-flow hedges as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”).  The forward starting swap agreements, which have a notional amount totaling $75.0 million, are intended to lock in a fixed interest rate on the issuance of debt expected in December 2006.  As of September 2006, the fair value of the forward starting swap agreements resulted in an unrealized loss of $1.7 million that was recorded in “Accrued expenses” and “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheet.  There was no amount recognized in earnings related to the forward starting swap agreements.

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

NOTE 7.                         COMMON STOCK

During the first nine months of 2006, the Company repurchased 1.5 million shares of its Class A Common Stock under its stock repurchase program at a cost of $36.5 million.  The average price of these repurchases was $23.92 per share.

On April 18, 2006, the Company’s Board of Directors authorized a $.01 per share increase in the quarterly dividend on the Company’s Class A and Class B Common Stock to $.175 per share from $.165 per share effective with the June 2006 dividend.

NOTE 8.                         PENSION AND POSTRETIREMENT BENEFITS

Pension

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	Three Months Ended
	September 2006			September 2005
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$10,076	$589	$10,665	$9,362	$569	$9,931
Interest cost	17,925	3,015	20,940	16,887	2,831	19,718
Expected return on plan assets	(23,525)	—	(23,525)	(20,930)	—	(20,930)
Amortization of prior service cost	89	18	107	101	17	118
Recognized actuarial loss	4,419	1,665	6,084	4,600	1,193	5,793
Net periodic pension cost	$8,984	$5,287	$14,271	$10,020	$4,610	$14,630

	Nine Months Ended
	September 2006			September 2005
(Dollars in thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$30,471	$1,765	$32,236	$28,086	$1,707	$29,793
Interest cost	53,746	9,045	62,791	50,661	8,493	59,154
Expected return on plan assets	(70,534)	—	(70,534)	(62,790)	—	(62,790)
Amortization of prior service cost	279	52	331	303	51	354
Recognized actuarial loss	13,518	4,993	18,511	13,800	3,579	17,379
Curtailment(a)	512	—	512	—	—	—
Net periodic pension cost	$27,992	$15,855	$43,847	$30,060	$13,830	$43,890

(a)       The staff reduction programs implemented in 2005 resulted in a curtailment charge reflecting accelerated recognition of unrecognized prior service cost under one of the Company’s plans because the expected years of the affected employees’ future service was reduced.

The Company made a tax-deductible contribution of $0.8 million to one of its qualified pension plans in the third quarter of 2006.  In the fourth quarter of 2006, the Company plans to make a tax-deductible contribution to its qualified pension plans of approximately $4 million.  The Company does not pre-fund its non-qualified pension plans, but rather pays for benefits as required from cash from operations.

Postretirement Benefits

The components of net periodic postretirement benefit cost were as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	September 2006	September 2005
Service cost	$1,885	$1,730	$5,655	$5,190
Interest cost	3,028	3,053	9,084	9,159
Amortization of prior service cost	(1,543)	(1,293)	(4,629)	(3,879)
Recognized actuarial loss	787	659	2,361	1,977
Net periodic postretirement cost	$4,157	$4,149	$12,471	$12,447

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

In February 2006, the Company announced amendments to its postretirement benefit plan effective January 1, 2007, such as the elimination of retiree-medical benefits to new employees.  The amendments will reduce the future obligations and expense under this plan.

NOTE 9.                         OTHER

Staff Reductions

The Company recognized staff reduction charges of $7.4 million in the third quarter of 2006 and $25.9 million in the first nine months of 2006.  In the third quarter and first nine months of 2005, the Company recognized staff reduction charges of $12.4 million and $22.3 million.  Most of the charges in 2006 and 2005 were recognized at the News Media Group.  These charges are recorded in “Selling, general and administrative expenses” in the Company’s Condensed Consolidated Statements of Income.  As of September 2006, the Company had a staff reduction liability of approximately $18.3 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

Other Current Assets

In the second quarter of 2006, the Company’s development partner began to repay the Company for its share of costs associated with the Company’s new headquarters that the Company previously paid on the development partner’s behalf (see Note 13).  The amount due to the Company is expected to be fully repaid within one year, and therefore this amount was reclassified from “Miscellaneous assets” to “Other current assets” in the Company’s Condensed Consolidated Balance Sheet as of June 2006.  The amount due to the Company was approximately $87 million as of September 2006.

The Company also has a receivable due from its development partner that is associated with borrowings under a construction loan attributable to the Company’s development partner (see Note 5).  The amount due to the Company is approximately $78 million and is recorded in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet as of September 2006.

The proceeds of $100 million from the sale of the Company’s 50% ownership interest in DTC were received in October 2006 (see Note 2).  Therefore, a receivable for this amount was recorded in “Other current assets” in the Company’s Condensed Consolidated Balance Sheet as of September 2006.

NOTE 10.                  EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 2006	September 2005	September 2006	September 2005
Basic earnings per share computation:
Numerator
Income from continuing operations	$9,733	$19,723	$98,401	$183,790
Discontinued operations, net of income taxes – Broadcast Media Group	4,290	3,358	11,890	11,155
Net income	$14,023	$23,081	$110,291	$194,945
Denominator
Average number of common shares outstanding	144,454	145,214	144,803	145, 535
Income from continuing operations	$.07	$.14	$.68	$1.26
Discontinued operations, net of income taxes – Broadcast Media Group	.03	.02	.08	.08
Net income	$.10	$.16	$.76	$1.34
Diluted earnings per share computation:
Numerator
Income from continuing operations	$9,733	$19,723	$98,401	$183,790
Discontinued operations, net of income taxes – Broadcast Media Group	4,290	3,358	11,890	11,155
Net income	$14,023	$23,081	$110,291	$194,945
Denominator
Average number of common shares outstanding	144,454	145,214	144,803	145,535
Incremental shares for assumed exercise of securities	114	388	179	542
Total shares	144,568	145,602	144,982	146,077
Income from continuing operations	$.07	$.14	$.68	$1.26
Discontinued operations, net of income taxes – Broadcast Media Group	.03	.02	.08	.07
Net Income	$.10	$.16	$.76	$1.33

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share.  Approximately 30 million stock options with exercise prices ranging from $22.94 to $48.54 were excluded from the computation in the third quarter of 2006 and approximately 30 million stock options with exercise prices ranging from $25.05 to $48.54 were excluded from the computation in the first nine months of 2006.  Approximately 29 million stock options with exercise prices ranging from $32.34 to $48.54 were excluded from the computation in the third quarter of 2005, and approximately 24 million stock options with exercise prices ranging from $36.31 to $48.54 were excluded from the computation in the first nine months of 2005.

NOTE 11.                  COMPREHENSIVE INCOME

Comprehensive income for the Company includes foreign currency translation adjustments, unrealized derivative (losses)/gains on cash-flow hedges, unrealized (losses)/gains on marketable securities and “Net income” reported in the Company’s Condensed Consolidated Statements of Income.

Comprehensive income was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	September 2006	September 2005
Net income	$14,023	$23,081	$110,291	$194,945
Foreign currency translation adjustments	2,040	1,434	7,142	(7,567)
Unrealized derivative (losses)/gains on cash – flow hedges	(3,945)	1,641	(1,014)	1,285
Unrealized (losses)/gains on marketable securities	—	(24)	36	(142)
Reclassification adjustment for realized loss included in net income	—	—	468	—
Income tax benefit/(charge)	1,631	(690)	194	(589)
Comprehensive income	$13,749	$25,442	$117,117	$187,932

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $97 million as of September 2006 and December 2005.

NOTE 12.                  SEGMENT STATEMENTS OF INCOME

The Company’s reportable segments consist of the News Media Group and About.com.  These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com, the IHT and two New York City radio stations; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital operations); and

About.com (an online consumer information provider).

During the third quarter of 2006, the Company acquired Baseline, which is part of NYTimes.com within the New York Times Media Group, and Calorie-Count, which is part of About.com (see Note 2).

The Broadcast Media Group is now classified as a discontinued operation and is no longer included as a reportable segment (see Note 3).

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	September 2006	September 2005

REVENUES
News Media Group	$721,260	$743,631	$2,302,441	$2,312,731
About.com (from March 18, 2005)	18,326	14,172	56,599	27,223
Total	$739,586	$757,803	$2,359,040	$2,339,954

OPERATING PROFIT (LOSS)
News Media Group	$25,541	$45,269	$186,996	$243,814
About.com (from March 18, 2005)	6,418	3,847	21,291	6,503
Corporate	(11,483)	(9,729)	(33,344)	(32,478)
Gain on Sale of Assets	—	—	—	122,946
Total	$20,476	$39,387	$174,943	$340,785

Net income from joint ventures	7,348	5,000	18,085	7,890
Interest expense, net	13,267	11,677	39,025	37,769
Income from non-compete agreement	—	1,250	—	3,750
Income from continuing operations before income taxes and minority interest	14,557	33,960	154,003	314,656
Income taxes	5,091	14,404	56,206	130,753
Minority interest in net loss/(income) of subsidiaries	267	167	604	(113)
Income from continuing operations	9,733	19,723	98,401	183,790
Discontinued operations, net of income taxes – Broadcast Media Group	4,290	3,358	11,890	11,155

NET INCOME	$14,023	$23,081	$110,291	$194,945

See Note 9 for information regarding staff reduction charges recorded in 2006 and 2005.

NOTE 13.                  CONTINGENT LIABILITIES

New Headquarters Building

The Company is in the process of constructing a 1.54 million square foot condominium office building (the “Building”) in New York City that will serve as its new headquarters.  In December 2001, a wholly owned subsidiary of the Company (“NYT”) and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the “Building Partnership”), a New York limited liability company established for the purpose of constructing the Building.

In August 2006, the Building was converted to a leasehold condominium, and NYT and FC Lion LLC each acquired ownership of its respective leasehold condominium units.  Also in August 2006, Forest City Ratner Companies purchased the ownership interest in FC Lion LLC of the ING Real Estate affiliate.  In turn, FC Lion LLC assigned its ownership interest in the Building Partnership and the FC Lion LLC condominium units to FC Eighth Ave., LLC (“FC”).

NYT’s condominium interests represent approximately 58% of the Building, and FC’s condominium interests represent approximately 42%.  NYT’s and FC’s percentage interests in the Building Partnership are also approximately 58% and 42%.  The Building Partnership will remain in effect until substantial completion of the Building’s core and shell.

Before the Building was converted to a leasehold condominium, the leasehold interest in the Building was held by the Building Partnership, and, because of the Company’s majority interest in the Building Partnership, FC’s interest in the Building was consolidated in the Company’s financial statements.  As a result of the Building’s conversion to a leasehold condominium, the Building Partnership no longer holds any leasehold interest in the Building, and, as a result, FC’s condominium units and capital expenditures (see below) are not consolidated in the Company’s financial statements.  Accordingly, the assets and interest in the Building Partnership attributable to FC, which were included in “Property, plant and equipment” and “Minority Interest,” were reversed and are no longer included in the Company’s Condensed Consolidated Balance Sheet as of September 2006.

In December 2001, the Building Partnership entered into a land acquisition and development agreement (“LADA”) for the Building site with a New York State agency, which subsequently acquired title to the site through a condemnation proceeding.  Pursuant to the LADA, the Building Partnership was required to fund all costs of acquiring the Building site, including the purchase price of approximately $86 million, and certain additional amounts (“excess site acquisition costs”) to be paid in connection with the condemnation proceeding.  NYT and FC were required to post letters of credit for these acquisition costs.  As of September 2006, approximately $14 million remained undrawn on a letter of credit posted by the Company on behalf of NYT and approximately $11 million remained undrawn on a letter of credit posted by Forest City Enterprises, Inc. (“FCE”) on behalf of FC.

The New York State agency leased the site to the Building Partnership under a 99-year lease (the “Ground Lease”) dated December 12, 2001.  Concurrently, the Building Partnership entered into 99-year subleases with NYT and FC Lion LLC with respect to their portions of the Building (the “Ground Subleases”).  On September 24, 2003, the New York State agency conveyed vacant possession of the Building site to the Building Partnership.

In connection with the condominium declaration, the Building Partnership’s interest as lessee under the Ground Lease and as lessor under the Ground Subleases was assigned to the New York State agency, and the Ground Subleases now constitute direct subleases between the New York State agency, as landlord, and NYT and FC, respectively, as tenants.

Under the terms of the Ground Subleases, no fixed rent is payable, but NYT and FC, respectively, must make payments in lieu of real estate taxes (“PILOT”), pay percentage (profit) rent with respect to retail portions of the Building, and make certain other payments over the term of the Ground Subleases.  NYT and FC receive credits for allocated excess site acquisition costs against 85% of the PILOT payments.  The Ground Subleases give NYT and FC, or their designees, the option to purchase the Building, which option must be exercised jointly, at any time after the initial 29 years of the term of the Ground Subleases for nominal consideration.  Pursuant to the condominium declaration, NYT has the sole right to determine when the purchase option will be exercised, provided that FC may require the exercise of the purchase option if NYT has not done so within five years prior to the expiration of the 99-year terms of the Ground Subleases.

In August 2004, the Building Partnership commenced construction of the Building and, under the Ground Subleases, NYT and FC are required to complete construction of the Building’s core and shell within 36 months following construction commencement, subject to certain extensions.  The Company and FCE have guaranteed the obligation to complete construction of the Building in accordance with the Ground Subleases.

Pursuant to the Operating Agreement of the Building Partnership, dated December 12, 2001, and amended June 25, 2004, and August 15, 2006, (the “Operating Agreement”), the funds for construction of the Building are being provided through a construction loan and capital contributions of NYT and FC.  On June 25, 2004, the Building Partnership closed a construction loan with Capmark Finance, Inc. (formerly GMAC Commercial Mortgage Corporation) (the “construction lender”), which is providing a non-recourse loan of up to $320 million (the “construction loan”), secured by the Building, for construction of the Building’s core and shell as well as other development costs.  NYT elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs.  FC’s share of the total costs of the Building are being funded through capital contributions and the construction loan.

In connection with the condominium declaration, the Building Partnership, NYT and FC became co-borrowers under the construction loan, which is now secured by NYT’s and FC’s respective condominium interests.  As a co-borrower, the Company is required to record the amount outstanding of the construction loan on its financial statements (see Note 5).  The Company also records a receivable, due from its development partner, for the same amount outstanding under the construction loan (see Note 9).  As of September 2006, $78.5 million was outstanding under the construction loan.

Under the terms of the Operating Agreement and the construction loan, NYT was required to fund all of its construction equity related to construction of the core and shell as well as other development costs prior to the funding of the construction loan.  In May 2006, NYT completed the funding of its required construction equity and FC began drawing down on the construction loan to pay its share of the costs (see Note 5).   Because NYT funded its construction equity first, a portion of its funds was used to fund FC’s share of Building costs (the “FC funded share”) prior to commencement of funding of the construction loan.  The FC funded share bears interest at the construction loan rate and is being repaid to NYT out of construction loan draws (see Note 9).  FC’s interest in the Building Partnership and all of the membership interests in FC have been pledged to NYT to secure repayment of the FC funded share.

The construction loan, made through a building loan agreement and a project loan agreement, bears interest at an initial annual rate of LIBOR plus 265 basis points and will mature on July 1, 2008, subject to the borrowers’ right to extend the maturity date for two six-month periods upon the satisfaction of certain terms and conditions.  FCE has provided the construction lender with a guaranty of completion with respect to the Building conditioned upon the availability of the construction loan and NYT construction capital contributions.  In addition, the Company has provided the construction lender with a guaranty of NYT’s obligation to complete the interior construction of the NYT portions of the Building.

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

The Company’s actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of the Company’s existing headquarters, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures

(Dollars in millions)	NYT
2001-2005	$241
2006	$215-$230
2007	$145-$168
Total	$601-$639
Less: net sale proceeds(a)	$106
Total, net of sale proceeds	$495-$533(b)

(a)       Represents cash proceeds from the sale of the Company’s existing headquarters (see Note 2), net of income taxes and transaction costs.

(b)       Includes estimated capitalized interest and salaries in the range of $40 to $50 million.

FC’s capital expenditures were consolidated in the Company’s financial statements through August 2006, when the Building was converted to a leasehold condominium.  FC’s actual capital expenditures from 2001 through August 2006 were approximately $239 million.

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of two third parties that provide printing and distribution services for The Time’s National Edition (the “National Edition printers”).  In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of September 2006 and December 2005.

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (the “credit facility guarantee”).  The total amount of the credit facility guarantee was $20 million as of September 2006.  The amount outstanding under the credit facility, which expired and was renewed in April 2006, was approximately $17 million as of September 2006.  The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms.  The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the “property lease guarantees”).  The total amount of the property lease guarantees was approximately $2 million as of September 2006.  One property lease expires in June 2008 and the other property lease expires in May 2009.  The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the “equipment lease guarantee”).  The total amount of the equipment lease guarantee was approximately $2 million as of September 2006.  The equipment lease expires in March 2011.  The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the “debt guarantee”).  The total amount of the debt guarantee was approximately $6 million as of September 2006.  The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company also has letters of credit of approximately $33 million, which are required by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability is included in the Company’s Condensed Consolidated Balance Sheet as of September 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

Our Business

The New York Times Company is a leading media and news organization with a portfolio of premier properties serving our audiences through print, online and mobile technology.  Building on our 155-year history of excellence in journalism, we are continuing our evolution into a multiplatform media organization by developing the skills, discipline and flexibility to compete in an increasingly digital world.

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

•                  achieve growth in operating margins.

The business model for each of our segments from continuing operations is summarized below:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune (the “IHT”) and two New York City radio stations; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital operations).  The News Media Group derives advertising revenues by offering advertisers a means to promote their brands, products and services to the buying public in print, online and through radio.  The News Media Group also derives circulation revenues by offering the public timely news and editorial materials and advertisements.  Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services, direct marketing and online subscriptions for news and information as well as database and research services.  The News Media Group’s main operating expenses are employee-related costs and raw materials, primarily newsprint.

About.com acquired March 18, 2005 (an online consumer information provider).  About.com generates revenues through display advertising relevant to the adjacent content, cost-per-click advertising (sponsored links in which About.com is paid when a user clicks on the ad) and e-commerce (including sales lead generation).  Almost all of its revenues (95% in the first nine months of 2006) are derived from the sale of advertisements (display and cost-per-click advertising).  Cost-per-click advertising accounts for 52% of About.com’s total advertising revenues.  About.com does not charge a subscription fee for access to its Web site.  About.com’s main operating expenses are employee-related costs and content and hosting costs.

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

In September 2006, we signed a contract to sell our 50% ownership interest in Discovery Times Channel (“DTC”), a digital cable channel, for $100 million.  The sale resulted in a loss of approximately $8 million.  We received proceeds from this sale in October 2006.

Recent Developments

Discontinued Operations

On September 12, 2006, we announced plans to sell our Broadcast Media Group, which consists of nine network-affiliated television stations and their related digital operations.  This decision was a result of our ongoing analysis of our business portfolio and will allow us to place an even greater emphasis on developing and integrating our print and growing digital resources.  The sale, for which we expect to receive cash, is expected to be completed in the first half of 2007.

In accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Broadcast Media Group’s results of operations are presented as discontinued operations and certain assets and liabilities are classified as held for sale for all periods presented (see Note 3 of the Notes to the Condensed Consolidated Financial Statements).

Acquisitions

We acquired Baseline StudioSystems (“Baseline”), a leading online database and research service for information on the film and television industries, on August 28, 2006, for $35.0 million and the assumption of certain liabilities, and Calorie-Count.com (“Calorie-Count”), a site that offers weight loss tools and nutritional information, on September 14, 2006, for $0.9 million.  Our Condensed Consolidated Financial Statements include the operating results of these acquisitions subsequent to their date of acquisition.  Baseline is part of NYTimes.com, within the New York Times Media Group, and Calorie-Count is part of About.com (see Note 2 of the Notes to the Condensed Consolidated Financial Statements).

Plant Consolidation and Web-Width Reduction

On July 18, 2006, we announced plans to consolidate our New York metro area printing into our newest facility in College Point, Queens, and sublease our older Edison, N.J., facility.  We also announced that we would reduce the web width for all editions of The Times from 54 inches to 48 inches, with the printed page decreasing from 13.5 by 22 inches to 12 by 22 inches.  The web-width reduction is expected to be completed in the third quarter of 2007, and the plant consolidation is expected to be completed in the second quarter of 2008.

With the plant consolidation, on an ongoing basis, we expect to save $30 million in lower operating costs and avoid the need for approximately $50 million in capital investment at the Edison facility over the next ten years.  We expect to incur capital expenditures of $135 million related to the plant consolidation.

We currently estimate that we will record total costs to close the Edison facility in the range of $104 to $128 million.  The breakdown of estimated expenses is as follows:

•                  $78 to $90 million ($13 to $15 million per quarter) for accelerated depreciation expense, which will begin in the fourth quarter of 2006 and end in the first quarter of 2008.  This expense is for the acceleration of depreciation expense of certain assets, mainly presses, at the Edison facility.  Depreciation expense is being accelerated because it was determined in the fourth quarter of 2006 that these assets would not provide us an economic benefit beyond the date of closing the Edison facility.

•                  $12 to $16 million for one-time staff reduction cash expenditures.  The exact cost and the timing of the recognition and expenditures will depend on the final composition and seniority of the affected employees as well as the timing of the implementation of the staff reductions.

•                  $14 to $22 million for cash expenditures to restore the Edison facility to its pre-lease condition, approximately half of which was previously expensed.

With the web-width reduction, we expect to save approximately $12 million annually from decreased newsprint consumption.  We expect to incur capital expenditures of $15 million related to the web-width reduction.

We expect a return on our $150 million investment for the plant consolidation and web-width reduction of at least 15 percent with a payback period of five and a half years.

WQEW Sale

One of our New York City radio stations, WQEW-AM (“WQEW”), receives revenues under a time brokerage agreement with ABC, Inc. (“ABC”), that provides substantially all of WQEW’s programming.  Under a separate option agreement, ABC has the right to acquire WQEW at the end of 2006 and, in the first quarter of 2006, ABC notified us of its intention to exercise this right.  The sale is currently scheduled to close in the first quarter of 2007 with a purchase price of $40 million and is subject to Federal Communications Commission approval.  At closing, we will recognize a significant portion of the sale price as a gain because the net book value of WQEW’s net assets being sold is nominal.

Trends and Uncertainties

The paragraph below updates the trends and uncertainties presented in our Annual Report on Form 10-K for the year ended December 25, 2005.  There have been no other material changes.

For the first nine months of 2006, the operating results of the New England Media Group have trended lower than expected due to, among other factors, advertiser consolidations in the New England area and increased competition with online media.  If this trend continues, it is possible that certain assets at the New England Media Group could be impaired in the future, in which case the assets would be written down to their fair value.

Updated 2006 Expectations

The key financial measures for 2006 discussed in the table below are computed under accounting principles generally accepted in the United States of America (“GAAP”).

Item	2006 Expectation
Process engineering benefits	$55 to $60 million
Newsprint cost per ton	Growth rate expected to be 9% to 10%
Depreciation & amortization	$160 to $167 million(a)
Net income from joint ventures	$18 to $20 million(b)
Interest expense	$51 to $55 million
Tax rate	38.5%
Capital expenditures	$380 to $405 million(c)

(a)       Includes $13 to $15 million of accelerated depreciation expense in the fourth quarter associated with the consolidation of the New York metro area printing plants and $8 million of depreciation expense associated with the first nine months of operations of the Broadcast Media Group, which is now considered a discontinued operation, and no longer records this expense.

(b)       Includes the $7.8 million loss from the sale of our interest in DTC.

(c)        See Note 13 of the Notes to the Condensed Consolidated Financial Statements for recent developments related to our new headquarters and the effect on capital expenditures reporting.  The range provided represents a change from the 2006 expectation provided in our third-quarter earnings release.

Company*	$325 to $350 million
Development partner (through August 2006)	$55 million
$380 to $405 million

* Includes $215 to $230 million for our new headquarters.

In addition, our revenues will include a full year of revenue from About.com, which is expected to have revenue growth above the industry average of 30% as well as double-digit operating profit growth.

RESULTS OF OPERATIONS

Overview

Unless specifically stated otherwise, all references to September 2006 and September 2005 refer to our fiscal periods ended, or the dates as of, September 24, 2006, and September 25, 2005, respectively.  All references to December 2005, unless specifically stated otherwise, refer to our fiscal year ended, or the date as of, December 25, 2005.

The following table presents our consolidated financial results on a GAAP basis.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	% Change	September 2006	September 2005	% Change

REVENUES
Advertising	$465,476	$485,644	(4.2)	$1,528,225	$1,524,829	0.2
Circulation	215,007	217,872	(1.3)	654,993	655,971	(0.1)
Other	59,103	54,287	8.9	175,822	159,154	10.5
Total revenues	739,586	757,803	(2.4)	2,359,040	2,339,954	0.8
COSTS AND EXPENSES
Production costs
Raw materials	75,178	75,718	(0.7)	241,593	228,899	5.5
Wages and benefits	162,912	164,405	(0.9)	490,701	493,845	(0.6)
Other	124,478	124,845	(0.3)	377,862	362,613	4.2
Total production costs	362,568	364,968	(0.7)	1,110,156	1,085,357	2.3
Selling, general and administrative Expenses	356,542	353,448	0.9	1,073,941	1,036,758	3.6
Total costs and expenses (a)	719,110	718,416	0.1	2,184,097	2,122,115	2.9
Gain on sale of assets (b)	—	—	N/A	—	122,946	(100.0)
OPERATING PROFIT	20,476	39,387	(48.0)	174,943	340,785	(48.7)
Net income from joint ventures (c)	7,348	5,000	47.0	18,085	7,890	*
Interest expense, net	13,267	11,677	13.6	39,025	37,769	3.3
Income from non-compete agreement	—	1,250	(100.0)	—	3,750	(100.0)
Income from continuing operations before income taxes and minority interest	14,557	33,960	(57.1)	154,003	314,656	(51.1)
Income taxes	5,091	14,404	(64.7)	56,206	130,753	(57.0)
Minority interest in net loss/(income) of Subsidiaries	267	167	59.9	604	(113)	*
Income from continuing operations	9,733	19,723	(50.7)	98,401	183,790	(46.5)
Discontinued operations, net of income taxes-Broadcast Media Group (d)	4,290	3,358	27.8	11,890	11,155	6.6
Net income	$14,023	$23,081	(39.2)	$110,291	$194,945	(43.4)

* Represents an increase or decrease in excess of 100%.

(a)       Includes staff reduction expenses of $7.4 million and $25.9 million in the third quarter and first nine months of 2006 and $12.4 million and $22.3 million in the third quarter and first nine months of 2005.

(b)       In the first quarter of 2005, we recognized a $122.9 million pre-tax gain resulting from the sale of our current headquarters in New York City ($114.5 million) and the sale of property in Sarasota, Florida ($8.4 million).

(c)        In the third quarter of 2006, we recognized a loss of $7.8 million from the sale of our interest in DTC.

(d)       Includes the results of operations of the Broadcast Media Group, which is now considered a discontinued operation.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	% Change	September 2006	September 2005	% Change
Revenues:
News Media Group	$721,260	$743,631	(3.0)	$2,302,441	$2,312,731	(0.4)
About.com (from March 18, 2005)	18,326	14,172	29.3	56,599	27,223	*
Total revenues	$739,586	$757,803	(2.4)	$2,359,040	$2,339,954	0.8

* Represents an increase in excess of 100%.

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	% Change	September 2006	September 2005	% Change
The New York Times Media Group
Advertising	$261,653	$272,709	(4.1)	$885,509	$885,937	0.0
Circulation	153,739	154,160	(0.3)	467,858	461,258	1.4
Other	41,516	39,035	6.4	123,337	114,694	7.5
Total	$456,908	$465,904	(1.9)	$1,476,704	$1,461,889	1.0

New England Media Group
Advertising	$97,424	$111,181	(12.4)	$307,569	$341,767	(10.0)
Circulation	40,483	42,942	(5.7)	121,055	129,088	(6.2)
Other	11,146	9,412	18.4	32,173	27,444	17.2
Total	$149,053	$163,535	(8.9)	$460,797	$498,299	(7.5)

Regional Media Group
Advertising	$88,938	$88,074	1.0	$281,330	$270,847	3.9
Circulation	20,785	20,770	0.1	66,080	65,625	0.7
Other	5,576	5,348	4.3	17,530	16,071	9.1
Total	$115,299	$114,192	1.0	$364,940	$352,543	3.5

Total News Media Group
Advertising	$448,015	$471,964	(5.1)	$1,474,408	$1,498,551	(1.6)
Circulation	215,007	217,872	(1.3)	654,993	655,971	(0.1)
Other	58,238	53,795	8.3	173,040	158,209	9.4
Total	$721,260	$743,631	(3.0)	$2,302,441	$2,312,731	(0.4)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements.  Total News Media Group advertising revenues decreased in the third quarter of 2006 and for the first nine months of 2006 compared with the respective prior-year periods due to declines in print advertising revenues at The New York Times Media Group and the New England Media Group partially offset by increases in online advertising revenue across the group.

The New York Times Media Group

Advertising revenues at The New York Times Media Group were lower in the third quarter of 2006 compared with the third quarter of 2005, due to weakness in national, retail and classified print advertising, partially offset by higher online advertising revenues in these categories due to higher volume and rates.

For the first nine months of 2006 compared with the first nine months of 2005, advertising revenues were flat.  Growth in online national, retail and classified advertising revenues was offset by declines in print national and classified advertising.

New England Media Group

Advertising revenues at the New England Media Group fell in the third quarter and first nine months of 2006 compared with the prior-year periods, with declines in national, retail and classified advertising.  Print advertising revenues decreased due to lower volume and rates, and online advertising revenues increased due to higher volume and rates.

Regional Media Group

In the third quarter and first nine months of 2006 compared with the prior-year periods, advertising revenues increased primarily due to higher revenues from real estate classified advertising.  The increase in real estate classified revenues was partially offset by a decrease in other classified revenues.

Print advertising volume for the News Media Group was as follows:

	Three Months Ended			Nine Months Ended
(Inches in thousands, preprints in thousands of copies)	September 2006	September 2005	% Change	September 2006	September 2005	% Change

National (a)	497.0	537.8	(7.6)	1,663.0	1,720.9	(3.4)
Retail	1,446.0	1,528.5	(5.4)	4,543.1	4,692.5	(3.2)
Classified	2,350.4	2,393.8	(1.8)	7,210.3	7,252.4	(0.6)
Part Run/Zoned	442.8	482.4	(8.2)	1,458.6	1,548.3	(5.8)
Total	4,736.2	4,942.5	(4.2)	14,875.0	15,214.1	(2.2)
Preprints	657,709	676,688	(2.8)	2,060,764	2,092,329	(1.5)

(a)  Includes all advertising volume from the IHT.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the subscription rate charged to customers.  Circulation revenues in the third quarter and first nine months of 2006 decreased slightly compared with the prior-year periods mainly due to declines at the New England Media Group, primarily from fewer copies sold.

Other Revenues

Other revenues increased in the third quarter and in the first nine months of 2006 compared with prior-year periods, primarily due to the introduction of TimesSelect, a fee-based product that charges non-print subscribers for access to our columnists and archives, higher commercial printing revenues and revenues from Baseline.

About.com

About.com revenues increased to $18.3 million in the third quarter of 2006 from $14.2 million in the third quarter of 2005 and to $56.6 million in the first nine months of 2006 from $27.2 million in the first nine months of 2005, due to increases in display advertising, cost-per-click advertising and e-commerce.  Additionally, because we acquired About.com on March 18, 2005, its operations are included for the entire first nine months of 2006 but only from the acquisition date through the end of the third quarter in 2005.

Costs and Expenses

Costs and expenses were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	% Change	September 2006	September 2005	% Change
Production costs:
Raw materials	$75,178	$75,718	(0.7)	$241,593	$228,899	5.5
Wages and benefits	162,912	164,405	(0.9)	490,701	493,845	(0.6)
Other	124,478	124,845	(0.3)	377,862	362,613	4.2
Total production costs	362,568	364,968	(0.7)	1,110,156	1,085,357	2.3
Selling, general and administrative expenses	356,542	353,448	0.9	1,073,941	1,036,758	3.6
Total costs and expenses	$719,110	$718,416	0.1	$2,184,097	$2,122,115	2.9

Production Costs

Total production costs decreased in the third quarter of 2006 compared with the same period last year mainly due to lower compensation and newsprint expense.  Compensation expense decreased because of workforce reductions.  Newsprint expense declined 2.2% in the third quarter compared with the same period last year from lower consumption partially offset by higher prices.

For the first nine months of 2006 compared with the first nine months of 2005, total production costs increased because of higher raw materials and outside printing expense, partially offset by lower compensation expense related to workforce reductions.  Additionally, the costs of About.com are included for the entire first nine months of 2006 but only from the acquisition date through the end of the third quarter in 2005.  Newsprint expense increased 3.8% in the first nine months of 2006 compared with the same period in 2005, mainly from higher prices partially offset by lower consumption.  Magazine-grade paper expense increased for the first nine months of 2006 compared with the prior-year period due to an increase in consumption and higher prices.

Selling, General and Administrative Expenses

Total selling, general and administrative (“SG&A”) expenses increased in the third quarter because of higher compensation and distribution expense.   For the first nine months of 2006, total SG&A expenses increased compared with the prior-year period because of higher compensation, promotion and distribution expense.  Additionally, the first nine months of 2006 included About.com for the entire period.

The following table sets forth consolidated costs and expenses by reportable segment, Corporate and the Company as a whole.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	% Change	September 2006	September 2005	% Change
Costs and expenses:
News Media Group	$695,719	$698,362	(0.4)	$2,115,445	$2,068,917	2.2
About.com (from March 18, 2005)	11,908	10,325	15.3	35,308	20,720	70.4
Corporate	11,483	9,729	18.0	33,344	32,478	2.7
Total costs and expenses	$719,110	$718,416	0.1	$2,184,097	$2,122,115	2.9

News Media Group

In the third quarter of 2006, costs and expenses decreased primarily due to lower staff reduction expenses partially offset by increases in compensation expense.  For the first nine months of 2006, costs and expenses increased because of higher raw materials, outside printing, distribution and benefits expense.  Additionally, the first nine months of 2006 included higher staff reduction expenses compared with the first nine months of 2005.

About.com

Cost and expenses for About.com increased in the third quarter and first nine months of 2006 primarily due to higher compensation expense related to workforce increases and incremental expenses related to higher revenues.  Additionally, the first nine months of 2006 reflected costs for the entire period, while the first nine months of 2005 only included costs from the acquisition date through the end of the third quarter.

Depreciation and Amortization

Consolidated depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	% Change	September 2006	September 2005	% Change
Depreciation and amortization:
News Media Group	$32,213	$29,658	8.6	$94,260	$88,682	6.3
About.com (from March 18, 2005)	2,959	3,040	(2.7)	8,864	6,167	43.7
Corporate	1,504	1,823	(17.5)	4,588	5,279	(13.1)
Depreciation and amortization	$36,676	$34,521	6.2	$107,712	$100,128	7.6

Operating Profit

Consolidated operating profit, in the third quarter and first nine months of 2006 and 2005, by reportable segment, Corporate and for the Company as a whole, were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	% Change	September 2006	September 2005	% Change
Operating Profit (Loss):
News Media Group	$25,541	$45,269	(43.6)	$186,996	$243,814	(23.3)
About.com (from March 18, 2005)	6,418	3,847	66.8	21,291	6,503	*
Corporate	(11,483)	(9,729)	18.0	(33,344)	(32,478)	2.7
Gain on Sale of Assets	—	—	N/A	—	122,946	(100.0)
Operating Profit	$20,476	$39,387	(48.0)	$174,943	$340,785	(48.7)

*Represents an increase in excess of 100%.

In the first nine months of 2005, we recognized a pre-tax gain of $122.9 million from the sale of our existing New York City headquarters as well as property in Florida.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit (loss) are discussed above under “Revenues” and “Costs and Expenses.”

Non-operating Items

Joint Ventures

Net income from joint ventures totaled $7.3 million in the third quarter of 2006 compared with $5.0 million in the third quarter of 2005, and $18.1 million in the first nine months of 2006 compared with $7.9 million in the first nine months of 2005 mainly because of improved operating results at New England Sports Ventures.  Included in net income from joint ventures is the loss of $7.8 million on the sale of our interest in DTC in September 2006.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Income was as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	September 2006	September 2005
Interest expense	$19,000	$15,739	$54,979	$43,747
Loss from extinguishment of debt	—	—	—	4,767
Interest income	(1,875)	(965)	(6,079)	(2,705)
Capitalized interest	(3,858)	(3,097)	(9,875)	(8,040)
Interest expense, net	$13,267	$11,677	$39,025	$37,769

Interest expense increased in the third quarter and first nine months of 2006 mainly because of higher levels of debt outstanding and higher short-term interest rates.  In the first nine months of 2005, we redeemed our $71.9 million 8.25% debentures, resulting in a loss of $4.8 million from the extinguishment of this debt.  The increase in interest expense in the third quarter and first nine months of 2006 was partially offset by higher levels of interest income and capitalized interest.  Interest income was related to funds we advanced to our development partner for the construction of our new headquarters and capitalized interest also related to that construction.

INCOME TAXES

The effective income tax rate decreased to 35.0% and 36.5% in the third quarter and first nine months of 2006 from 42.4% and 41.6% in the same periods in 2005.  In the third quarter and first nine months of 2006, we benefited from a favorable adjustment from the completion of our 2005 federal taxes.  In addition, the effective income tax rate for the first nine months of 2006 included a benefit from the closing of certain tax audits.

DISCONTINUED OPERATIONS

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	September 2006	September 2005
Revenues	$36,476	$33,280	$107,542	$101,781
Total costs and expenses	29,205	27,588	87,389	82,873
Pre-tax income	7,271	5,692	20,153	18,908
Income taxes	2,981	2,334	8,263	7,753
Discontinued operations, net of income taxes	$4,290	$3,358	$11,890	$11,155

Broadcast Media Group revenues increased in the third quarter and first nine months of 2006 due to the acquisition of KAUT-TV in November 2005 and increased political advertising revenues.

Costs and expenses for the Broadcast Media Group increased in the third quarter and first nine months of 2006 compared with the same periods in 2005, primarily due to the acquisition of KAUT-TV in November 2005.

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

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions, and these repurchases may be suspended from time to time or discontinued.  During the first nine months of 2006, we repurchased 1.5 million shares of Class A Common Stock at a cost of approximately $37 million.  From September 25, 2006, through October 27, 2006, we repurchased 0.4 million shares at a cost of approximately $10 million.  In 2005, we repurchased 1.7 million shares of Class A Common Stock at a cost of approximately $57 million.

We expect dividends to increase to approximately $100 million in 2006 from approximately $95 million in 2005 as our Board of Directors authorized a $.01 per share increase in the quarterly dividend on our Class A and Class B Common Stock to $.175 per share from $.165 per share effective with the June 2006 dividend.

We contributed $0.8 million to our pension plans in the third quarter of 2006. In the fourth quarter of 2006, we plan to make a tax-deductible contribution to our qualified pension plans of approximately $4 million.

New Headquarters Building

We are in the process of constructing our new headquarters building in New York City (the “Building”), which we expect to occupy in the second quarter of 2007.  In December 2001, one of our wholly owned subsidiaries (“NYT”), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.  In August 2006, the Building was converted to a leasehold condominium, and each of NYT and FC Lion LLC acquired ownership of their respective leasehold condominium units.  Also in August 2006, Forest City Ratner Companies purchased the ownership interest in FC Lion LLC of the ING Real Estate affiliate.  In turn, FC Lion LLC assigned its ownership interest in the Building Partnership and the FC Lion LLC condominium units to FC Eighth Ave., LLC (“FC”).  See Note 13 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Building.

Before the Building was converted to a leasehold condominium, the leasehold interest in the Building was held by the Building Partnership, and, because of our majority interest in the Building Partnership, FC’s interest in the Building was consolidated in our financial statements.  As a result of the Building’s conversion to a leasehold condominium, the Building Partnership no longer holds any leasehold interest in the Building, and, as a result, FC’s condominium units and capital expenditures (see below) are not consolidated in our financial statements.

Our actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of our existing headquarters, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures (Dollars in millions)	NYT
2001-2005	$241
2006	$215-$230
2007	$145-$168
Total	$601-$639
Less: net sale proceeds(a)	$106
Total, net of sale proceeds	$495-$533(b)

(a) Represents cash proceeds from the sale of our existing headquarters (see Note 2 of the Notes to the Condensed Consolidated Financial Statements), net of income taxes and transaction costs.

(b) Includes estimated capitalized interest and salaries in the range of $40 to $50 million.

FC’s capital expenditures were consolidated in our financial statements through August 2006, when the Building was converted to a leasehold condominium.  FC’s actual capital expenditures from 2001 through August 2006 were approximately $239 million.

We are continuing to analyze our space requirements and believe that we will have approximately five surplus floors in our portion of the Building.  We plan to sublet this space and, upon the Building’s completion, will consider whether to enter into other financing arrangements for our condominium interest, including mortgage financing.  In each case, the decision will be subject to market conditions and other factors.

CAPITAL RESOURCES

Sources and Uses of Cash

Cash flows by category were as follows:

	For the Nine Months Ended
(Dollars in thousands)	September 2006	September 2005	% Change
Operating Activities	$208,993	$226,991	(7.9)
Investing Activities	$(246,471)	$(396,405)	(37.8)
Financing Activities	$31,046	$164,950	(81.2)

Operating Activities

The primary source of our liquidity is cash flows from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers.  Operating cash inflows also include cash receipts from circulation sales and other revenue transactions, such as wholesale delivery operations, news services, direct marketing and online subscriptions.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

In the first nine months of 2006, net cash provided by operating activities decreased compared with the first nine months of 2005 primarily due to lower earnings.

Investing Activities

Investment cash inflows generally include proceeds from the sale of assets or a business.  Investment cash outflows generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash used in investing activities decreased in the first nine months of 2006 compared with the first nine months of 2005.  In 2005, we spent approximately $414 million for the acquisitions of About.com and North Bay Business Journal, which was partially offset by the proceeds ($183 million) from the sale of our current headquarters and property in Sarasota, Florida.  In 2006, we had additional capital expenditures primarily related to the construction of the Building.

Financing Activities

Financing cash inflows generally include borrowings under our commercial paper program, the issuance of long-term debt, and funds from stock option exercises.  Financing cash outflows generally include the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of our Class A Common Stock.

Net cash provided by financing activities decreased in the first nine months of 2006 compared with the first nine months of 2005 when we had net proceeds from the issuance of notes (approximately $498 million), partially offset by the repayment of notes and debentures (approximately $323 million).

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

•                          a commercial paper facility,

•                          revolving credit agreements and

•                          medium-term notes.

Our total debt, including commercial paper, capital lease obligations and a construction loan (see below), was $1.5 billion as of September 2006 and $1.4 billion as of December 2005.

Our short- and long-term debt is rated investment grade by the major rating agencies. In May 2006, Moody’s Investors Service lowered its rating on our long-term debt to Baa1 from A2 and lowered its rating on our short-term debt to P2 from P1. In July 2006, Standard and Poor’s also lowered its rating on our long-term debt to A- from A and lowered its rating on our short-term debt to A-2 from A-1. We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect the downgrades of our long-term and short-term debt ratings to have any material impact on our ability to borrow. However, as a result of these downgrades, we may incur higher borrowing costs in respect of any future long-term and short-term issuances. We do not currently expect these to be significant.

Commercial Paper

In the third quarter of 2006, we increased the amount available under our commercial paper program, which is supported by the revolving credit agreements described below, to $725 million from $600 million.  Commercial paper that we issue is unsecured and can have maturities of up to 270 days.  We had $566.6 million in commercial paper outstanding as of September 2006, with an annual weighted-average interest rate of 5.4% and an average of 58 days to maturity from original issuance.

Revolving Credit Agreements

The primary purpose of our revolving credit agreements is to support our commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  In June 2006, we replaced our $270 million multi-year credit agreement with a $400 million credit agreement maturing in June 2011.  Of the total $800 million available under the two revolving credit agreements ($400 million credit agreement maturing in May 2009 and $400 million credit agreement maturing in June 2011), we have issued letters of credit of approximately $31 million.  The remaining balance of approximately $769 million supports our commercial paper program discussed above.  There were no borrowings outstanding under the revolving credit agreements as of September 2006 or December 2005.

Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity.  As of September 2006, the amount of stockholders’ equity in excess of the required levels was approximately $455 million.

Medium-Term Notes

Our liquidity requirements may also be funded through the public offer and sale of notes under our $300.0 million medium-term note program.  As of September 2006, we had issued $75 million of medium-term notes under this program.  An additional $225 million of medium-term notes may be issued from time to time pursuant to our currently effective shelf registration statement.

Construction Loan

We are a co-borrower under a $320 million non-recourse construction loan in connection with the construction of the Building.  We do not draw down on the construction loan, which is utilized by our development partner.  However, as a co-borrower, we are required to record the amount outstanding of the construction loan on our financial statements.  We also record a receivable due from our development partner for the same amount outstanding under the construction loan (see Note 9 of the Notes to the Condensed Consolidated Financial Statements).  As of September 2006, $78.5 million was outstanding under the construction loan.  See Note 13 of the Notes to the Condensed Consolidated Financial Statements for additional information related to the Building.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting FAS 157 on our financial statements.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”).  FAS 158 requires an entity to recognize the funded status of its defined postretirement plans on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.  FAS 158 also requires additional disclosures in the notes to financial statements.  The recognition and disclosure provisions of FAS 158 are effective for us as of the end of our fiscal year ending after December 15, 2006.  We are currently evaluating the impact of adopting FAS 158 on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 requires that registrants utilize both an income statement assessment and a balance sheet assessment (“dual approach”) to evaluate the quantitative effects of financial statement misstatements.  We have utilized an income statement assessment to evaluate the quantitative effects of financial statement misstatements.  SAB 108 permits us to initially apply our provisions either by i) restating prior financial statements as if the dual approach had always been used or ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of the beginning of our 2006 fiscal year, with an offsetting adjustment recorded to the opening balance of retained earnings.  The guidance in SAB 108 must be applied to annual financial statements for fiscal

years ending after November 15, 2006.   We are currently evaluating the impact of adopting SAB 108 on our financial statements.

In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions (“tax positions”).  FIN 48 requires that we recognize in our financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position.  The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We are currently evaluating the impact of adopting FIN 48 on our financial statements.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 25, 2005.  As of September 2006, our contractual obligations and off-balance sheet arrangements have not materially changed from December 2005.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 25, 2005.  As of September 2006, our critical accounting policies have not changed from December 2005.

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

By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.  Such factors include those described in “Item 1A-Risk Factors” of this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 25, 2005, as well as other risks and factors identified from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 25, 2005, details our disclosures about market risk.  As of September 24, 2006, there have been no material changes in the Company’s market risk from December 25, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and Leonard P. Forman, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 24, 2006.  Based on such evaluation, Ms. Robinson and Mr. Forman concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The risk factor presented below updates and replaces a risk factor disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005, and should be considered in addition to the risk factors disclosed in that Annual Report. There have been no other material changes to the Company’s risk factors as set forth in “Item 1A—Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

We may buy or sell different properties as a result of our evaluation of our portfolio of businesses.  Such acquisitions or divestitures would affect our costs, revenues, profitability and financial position.

From time to time, we evaluate the various components of our portfolio of businesses and may, as a result, buy or sell different properties.  Such acquisitions or divestitures would affect our costs, revenues, profitability and financial position.  We may also consider the acquisition of specific properties or businesses that fall outside our traditional lines of business if we deem such properties sufficiently attractive.  From time to time, we make non-controlling minority investments in public and private entities.  We may have limited voting rights and an inability to influence the direction of such entities.  In addition, if the value of the companies in which we invest declines, we may be required to take a charge to earnings.

We evaluate the various components of our portfolio in connection with impairment testing, and we may record a charge if the financial statement carrying value of an asset is in excess of its estimated fair value.  Fair value could be adversely affected by changing market conditions within our industry.

Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources and other unanticipated problems and liabilities.  In addition, financing acquisitions may require the incurrence of debt or the issuance of additional stock.  Divestitures, such as the anticipated sale of our Broadcast Media Group, also have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
June 26, 2006 – July 30, 2006	131,805	$22.11	130,000	$120,961,000
July 31, 2006 – Aug 27, 2006	189,647	$22.07	188,200	$116,809,000
Aug 28, 2006 – Sept 24, 2006	384,569	$22.42	384,500	$108,188,000
Total for the third quarter of 2006(2)	706,021	$22.27	702,700	$108,188,000

(1) On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million.  Except as otherwise noted, all purchases were made pursuant to the Company’s publicly announced share repurchase program.  As of October  27, 2006, the Company had authorization from its Board to repurchase an amount of up to $98.4 million of its Class A Common Stock.  The Board has authorized the Company to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

(2) Includes 3,321 shares (1,805 shares in fiscal July, 1,447 shares in fiscal August and 69 shares in fiscal September) withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares/units awarded under the Company’s 1991 Executive Stock Incentive Plan.  The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 6. Exhibits

10.1	Letter Agreement, dated as of April 8, 2004, amending Agreement of Lease, between 42nd St. Development Project, Inc., as landlord, and The New York Times Building LLC, as tenant.

10.2	Amended and Restated Agreement of Lease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., acting as landlord and tenant.

10.3	Agreement of Sublease, dated as of December 12, 2001, between The New York Times Building LLC, as landlord, and NYT Real Estate Company LLC, as tenant.

10.4(1)	First Amendment to Agreement of Sublease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant.

10.5	Second Amendment to Operating Agreement of The New York Times Building LLC, dated as of August 15, 2006, between FC Eighth Ave., LLC and NYT Real Estate Company LLC.

10.6	First Amendment to Building Loan Agreement, dated as of December 8, 2004, between The New York Times Building LLC and GMAC Commercial Mortgage Corporation.

10.7	Second Amendment to Building Loan Agreement, dated as of June 22, 2006, between The New York Times Building LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation).

10.8

Third Amendment to Building Loan Agreement, dated as of August 15, 2006, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation).

10.9	First Amendment to Project Loan Agreement, dated as of December 8, 2004, between The New York Times Building LLC and GMAC Commercial Mortgage Corporation.

10.10

Second Amendment to Project Loan Agreement, dated as of August 15, 2006, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation).

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d – 14(a) Certification

31.2	Rule 13a-14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002

(1) Effective August 15, 2006, this agreement, formerly between The New York Times Building LLC, as landlord, and NYT Real Estate Company LLC, as tenant, has been amended, with the parties now being 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant.  It effectively supersedes the Agreement of Lease, dated December 12, 2001, between 42nd St. Development Project, Inc., as landlord, and The New York Times Building LLC, as tenant.  In turn, that Agreement has been amended, with the parties now being 42nd St. Development Project, Inc., acting as both landlord and tenant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: November 3, 2006	/s/ Leonard P. Forman
Leonard P. Forman
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended September 24, 2006

Exhibit No.

10.1	Letter Agreement, dated as of April 8, 2004, amending Agreement of Lease, between 42nd St. Development Project, Inc., as landlord, and The New York Times Building LLC, as tenant.

10.2	Amended and Restated Agreement of Lease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., acting as landlord and tenant.

10.3	Agreement of Sublease, dated as of December 12, 2001, between The New York Times Building LLC, as landlord, and NYT Real Estate Company LLC, as tenant.

10.4(1)	First Amendment to Agreement of Sublease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant.

10.5	Second Amendment to Operating Agreement of The New York Times Building LLC, dated as of August 15, 2006, between FC Eighth Ave., LLC and NYT Real Estate Company LLC.

10.6	First Amendment to Building Loan Agreement, dated as of December 8, 2004, between The New York Times Building LLC and GMAC Commercial Mortgage Corporation.

10.7	Second Amendment to Building Loan Agreement, dated as of June 22, 2006, between The New York Times Building LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation).

10.8

Third Amendment to Building Loan Agreement, dated as of August 15, 2006, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation).

10.9	First Amendment to Project Loan Agreement, dated as of December 8, 2004, between The New York Times Building LLC and GMAC Commercial Mortgage Corporation.

10.10

Second Amendment to Project Loan Agreement, dated as of August 15, 2006, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation).

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d – 14(a) Certification

31.2	Rule 13a-14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002

(1) Effective August 15, 2006, this agreement, formerly between The New York Times Building LLC, as landlord, and NYT Real Estate Company LLC, as tenant, has been amended, with the parties now being 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant.  It effectively supersedes the Agreement of Lease, dated December 12, 2001, between 42nd St. Development Project, Inc., as landlord, and The New York Times Building LLC, as tenant.  In turn, that Agreement has been amended, with the parties now being 42nd St. Development Project, Inc., acting as both landlord and tenant.