Form 10-K
period 2006-12-31
NEW YORK TIMES CO
filed 2007-03-01
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006	Commission file number 1-5837

THE NEW YORK TIMES COMPANY

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1102020 (I.R.S. Employer Identification No.)

229 West 43rd Street, New York, N.Y. (Address of principal executive offices)	10036 (Zip code)

Registrant's telephone number, including area code: (212) 556-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock of $.10 par value	Name of each exchange on which registered New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes.     No.

The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 23, 2006, the last business day of the registrant's most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $3.2 billion. As of such date, non-affiliates held 84,494 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant's common stock as of February 23, 2007, was as follows: 143,092,644 shares of Class A Common Stock and 832,572 shares of Class B Common Stock.

Document incorporated by reference	Part
Proxy Statement for the 2007 Annual Meeting of Stockholders	III

INDEX TO THE NEW YORK TIMES COMPANY 2006 ANNUAL REPORT ON FORM 10-K

	ITEM NO.

			Explanatory Note

PART I			Forward-Looking Statements	1

	1		Business	1

			Introduction	1

			News Media Group	2

			Advertising Revenue	2

			The New York Times Media Group	2

			New England Media Group	4

			Regional Media Group	5

			About.com	5

			Broadcast Media Group	6

			Forest Products Investments and Other Joint Ventures	7

			Raw Materials	7

			Competition	8

			Employees	9

			Labor Relations	9

	1	A	Risk Factors	10

	1	B	Unresolved Staff Comments	13

	2		Properties	14

	3		Legal Proceedings	14

	4		Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant	15 15

PART II	5		Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

	6		Selected Financial Data	20

	7		Management's Discussion and Analysis of Financial Condition and Results of Operations	25

	7	A	Quantitative and Qualitative Disclosures About Market Risk	48

	8		Financial Statements and Supplementary Data	49

	9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	111

	9	A	Controls and Procedures	111

	9	B	Other Information	112

PART III	10		Directors, Executive Officers and Corporate Governance	113

	11		Executive Compensation	113

	12		Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	113

	13		Certain Relationships and Related Transactions, and Director Independence	113

	14		Principal Accounting Fees and Services	113

PART IV	15		Exhibits and Financial Statement Schedules	114

EXPLANATORY NOTE

In this Annual Report on Form 10-K, we are restating the Consolidated Balance Sheet as of December 25, 2005 and the Consolidated Statements of Operations, Consolidated Statements of Cash Flows, and Consolidated Statements of Changes in Stockholders' Equity for the 2005 and 2004 fiscal years and related disclosures. This Annual Report on Form 10-K also reflects the restatement of:

–  "Selected Financial Data" for our 2002 through 2005 fiscal years in Item 6,

–  "Management's Discussion and Analysis of Financial Condition and Results of Operations" for our 2005 and 2004 fiscal years in Item 7, and

–  "Quarterly Information (Unaudited)" for the first three quarters of fiscal 2006 and all of fiscal 2005.

See "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 (Restatement of Financial Statements) of the Notes to the Consolidated Financial Statements for more detailed information regarding the restatement and the changes to previously issued financial statements.

The previously issued financial statements are being restated because we have determined that they contain errors in accounting for pension and postretirement liabilities. The reporting errors arose principally from the treatment of pension and benefits plans established pursuant to collective bargaining agreements between The New York Times Company and its subsidiaries, on the one hand, and The New York Times Newspaper Guild, on the other, as multi-employer plans. The plans' participants include employees of The New York Times and a Company subsidiary, as well as employees of the plans' administrator. We have concluded that, under accounting principles generally accepted in the United States of America, the plans should have been accounted for as single-employer plans. The main effect of the change is that we must account for the present value of projected future benefits to be provided under the plans. Previously, we had recorded the expense of our annual contributions to the plans.

The restatement also reflects the effect of other unrecorded adjustments previously determined to be immaterial, mainly related to accounts receivable allowances and accrued expenses.

The impact of the restatement is not material from an income and cash flows statement perspective. For 2005, the impact was a $.04 reduction in diluted earnings per share. However, the impact is material from a balance sheet perspective. The cumulative effect of the restatement resulted in a reduction in stockholders' equity of approximately $65 million as of December 25, 2005.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatement have not been amended and, as such, should not be relied upon. On January 31, 2007, we filed a Current Report on Form 8-K announcing that the Audit Committee of our Board had concluded that our previously issued financial statements should no longer be relied upon.

2006 ANNUAL REPORT – Explanatory Note

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled "Item 1A – Risk Factors" and "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission ("SEC") filings and otherwise. We have tried, where possible, to identify such statements by using words such as "believe," "expect," "intend," "estimate," "anticipate," "will," "project," "plan" and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.You should bear this in mind as you consider forward-looking statements. Factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results include those described in "Item 1A-Risk Factors" below as well as other risks and factors identified from time to time in our SEC filings.

ITEM 1. BUSINESS

INTRODUCTION

The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company that currently includes newspapers, Internet businesses, television and radio stations, investments in paper mills and other investments. Financial information about our segments can be found in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 18 of the Notes to the Consolidated Financial Statements. The Company and its consolidated subsidiaries are referred to collectively in this Annual Report on Form 10-K as "we," "our" and "us."

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our Web site http:/ /www.nytco.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

In 2006, we classified our businesses based on our operating strategies into two segments, the News Media Group and About.com.

The News Media Group consists of the following:

–  The New York Times Media Group, which includes The New York Times ("The Times"), NYTimes.com, the International Herald Tribune (the "IHT"), IHT.com, a newspaper distributor in the New York City metropolitan area, news, photo and graphics services, news and features syndication and our two New York City radio stations, WQXR-FM and WQEW-AM (expected to be sold in the first quarter of 2007);

–  the New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com, the Worcester Telegram & Gazette, in Worcester, Mass. (the "T&G"), and the T&G's Web site, Telegram.com; and

–  the Regional Media Group, which includes 14 daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina and related print and digital businesses.

About.com, which we acquired on March 18, 2005, is one of the Web's most comprehensive consumer solutions sources, and provides users with information and advice on thousands of topics.

On January 3, 2007, we entered into an agreement to sell our Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, to Oak Hill Capital Partners, for $575 million. The transaction is subject to regulatory approvals and is expected to close in the first half of 2007. The Broadcast Media Group previously represented a separate reportable segment of the Company. In accordance with Statement of Financial Accounting Standards ("FAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Broadcast Media Group's results of operations are presented as discontinued operations and certain assets and liabilities are classified as held for sale for all periods presented (see Note 5 of the Notes to the Consolidated Financial Statements). For purposes of comparability, certain prior year information has been reclassified to conform with the 2006 presentation.

Part I – THE NEW YORK TIMES COMPANY P.1

Additionally, we own equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine; New England Sports Ventures, LLC ("NESV"), which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of New England Sports Network (the regional cable sports network that televises the Red Sox games) and 50% of Roush Fenway Racing, a leading NASCAR team; and Metro Boston LLC ("Metro Boston"), which publishes a free daily newspaper catering to young professionals and students in the Boston metropolitan area.

In October 2006, we sold our 50% ownership interest in Discovery Times Channel, a digital cable channel, for $100 million.

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

NEWS MEDIA GROUP

The News Media Group segment consists of The New York Times Media Group, the New England Media Group and the Regional Media Group.

Advertising Revenue

The majority of the News Media Group's revenue is derived from advertising sold in its newspapers and other publications and on its Web sites, as discussed below. We divide such advertising into three basic categories: national, retail and classified. Advertising revenue also includes preprints, which are advertising supplements. Advertising revenue and print volume information for the News Media Group appears under "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations."

Below is a percentage breakdown of 2006 advertising revenue by division:

				Classified
	National		Retail and Preprint	Help Wanted	Real Estate	Auto	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	64	(1)	14	5	10	3	2	20	2	100
New England Media Group	26		31	11	13	9	5	38	5	100
Regional Media Group	3		48	13	15	10	5	43	6	100
Total News Media Group	45		24	8	12	5	3	28	3	100

(1)  Includes all advertising revenue of the IHT.

The New York Times Media Group

The New York Times

The Times, a standard-size daily (Monday through Saturday) and Sunday newspaper, commenced publication in 1851.

Circulation

The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 48% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 52% is sold elsewhere. On Sundays, approximately 44% of the circulation is sold in the greater New York City area and 56% elsewhere. According to reports filed with the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2006, The Times had the largest daily and Sunday circulation of all seven-day newspapers in the United States.

The Times's average net paid weekday and Sunday circulation for the years ended December 31, 2006, and December 25, 2005, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2006	1,103.6	1,637.7
2005	1,135.8	1,684.7
Change	(32.2)	(47.0)

P.2 2006 ANNUAL REPORT – Part I

The decreases in weekday and Sunday copies sold in 2006 compared with 2005 were due to declines in single copy sales.

Approximately 62% of the weekday and 69% of the Sunday circulation was sold through home delivery in 2006; the remainder was sold primarily on newsstands.

According to Nielsen//NetRatings, an Internet traffic measurement service, The Times reaches 17.3 million unduplicated readers in the United States every month via the weekday and Sunday newspaper, and NYTimes.com.

Advertising

According to data compiled by TNS Media Intelligence, an independent agency that measures advertising sales volume and estimates advertising revenue, The Times had a 49.6% market share in 2006 in advertising revenue among a national newspaper set that includes USA Today, The Wall Street Journal and The New York Times. Based on recent data provided by TNS Media Intelligence and The Times's internal analysis, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area.

Production and Distribution

The Times is printed at its production and distribution facilities in Edison, N.J., and College Point, N.Y., as well as under contract at 19 remote print sites across the United States and one in Toronto, Canada.

On July 18, 2006, we announced plans to consolidate our New York metro area printing into our newer facility in College Point, N.Y., and close our older Edison, N.J., facility. The plant consolidation is expected to be completed in the second quarter of 2008.

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

NYTimes.com

The Times's Web site, NYTimes.com, reaches wide audiences across the New York metropolitan region, the nation and around the world. According to Nielsen//NetRatings, average monthly unique users in the United States visiting NYTimes.com reached 12.4 million in 2006 compared with 11.0 million in 2005. According to NYTimes.com internal metrics, in 2006, NYTimes.com had 14.8 million average monthly unique users worldwide.

NYTimes.com derives its revenue primarily from the sale of advertising. Advertising is sold to both national and local customers and includes online display advertising (banners, half-page units, rich media), classified advertising (help-wanted, real estate, automobiles) and contextual advertising (links supplied by Google). In 2005, The Times introduced TimesSelect, a product offering subscribers exclusive online access to columnists of The Times and the IHT and to The Times's extensive archives, previews of various sections, and tools for tracking and storing news and information. TimesSelect is priced annually at $49.95 or monthly at $7.95, but is available to home-delivery subscribers at no additional fee. TimesSelect currently has approximately 627,000 subscribers, with about 66% receiving TimesSelect as a benefit of their home-delivery subscriptions and about 34% receiving it from online-only subscriptions.

On August 28, 2006, we acquired Baseline StudioSystems ("Baseline"), a leading online database and research service for information on the film and television industries. Baseline is part of NYTimes.com.

International Herald Tribune

The IHT, a daily (Monday through Saturday) newspaper, commenced publishing in Paris in 1887, is printed at 34 sites throughout the world and is sold in more than 185 countries. The IHT's average circulation for the years ended December 31, 2006, and December 25, 2005, were 242,000 (estimated) and 242,184. These figures follow the guidance of Diffusion Controle, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most of France's newspapers and magazines. The final 2006 figure will not be available until April 2007. In 2006, 60% of the circulation was sold in Europe, the Middle East and Africa, 38% was sold in the Asia Pacific region and 2% was sold in the Americas.

Radio

Our two radio stations, WQXR-FM and WQEW-AM, serve the New York City metropolitan area. In addition, the recently launched New York Times Radio News, a new department of WQXR producing newscasts heard on the station, is working with NYTimes.com and The Times's News Services Division to expand the distribution of Times-branded news and information on a variety of audio

Part I – THE NEW YORK TIMES COMPANY P.3

platforms, through The Times's own resources and in collaboration with strategic partners.

WQXR, The Times's classical music station, receives revenues through advertising sales, often in conjunction with The Times's selling effort. WQEW receives revenues under a time brokerage agreement with Radio Disney New York, LLC (ABC, Inc.'s successor in interest), that provides substantially all of WQEW's programming. On January 25, 2007, Radio Disney New York, LLC entered into an agreement to acquire WQEW for $40 million. The sale is currently expected to close in the first quarter of 2007 and is subject to Federal Communications Commission ("FCC") approval.

The radio stations are operated under licenses from the FCC and are subject to FCC regulation. Radio license renewals are typically granted for terms of eight years. The license renewal applications for the radio stations were timely filed on January 31, 2006, four months before the scheduled expiration date of the licenses. The WQEW application was granted for an eight-year term expiring June 1, 2014. We anticipate that the WQXR application, which is currently pending, will be renewed for a term expiring June 1, 2014.

Other Businesses

The New York Times Media Group's other businesses include The New York Times Index, which produces and licenses The New York Times Index, a print publication, Digital Archive Distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets, and The New York Times News Services Division. The New York Times News Services Division is made up of Syndication Sales, which transmits articles, graphics and photographs from The Times, the Globe and other publications to over 1,000 newspapers and magazines in the United States and in more than 80 countries worldwide, and markets other supplemental news services and feature material, graphics and photographs from The Times and other leading news sources to newspapers and magazines around the world; and Business Development, which comprises Photo Archives, Book Development, Rights & Permissions, licensing and a small publication unit.

New England Media Group

The Globe, Boston.com, the T&G, and Telegram.com constitute our New England Media Group. The Globe is a daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1872. The T&G is a daily (Monday through Saturday) newspaper, which began publishing in 1866. Its Sunday companion, the Sunday Telegram, began in 1884.

Circulation

The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC, for the six-month period ended September 30, 2006, the Globe ranked first in New England for both daily and Sunday circulation volume.

The Globe's average net paid weekday and Sunday circulation for the years ended December 31, 2006, and December 25, 2005, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2006	389.2	588.2
2005	413.3	646.4
Change	(24.1)	(58.2)

The decreases in weekday and Sunday copies sold in 2006 compared with 2005 were due in part to a directed effort to reduce the Globe's other paid circulation (primarily third-party bulk sponsored copies but also hotel copies), as well as continuing adverse effects of telemarketing legislation.

Approximately 76% of the Globe's weekday circulation and 71% of its Sunday circulation was sold through home delivery in 2006; the remainder was sold primarily on newsstands.

According to a 2005/2006 Gallup Poll, in the United States, the Globe reaches 3.3 million unduplicated readers every month via the weekday and Sunday newspaper, and Boston.com.

The T&G, the Sunday Telegram and several Company-owned non-daily newspapers – some published under the name of Coulter Press – circulate throughout Worcester County and northeastern Connecticut. The T&G's average net paid weekday and Sunday circulation, for the years ended December 31, 2006, and December 25, 2005, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2006	91.3	105.6
2005	99.2	115.1

Advertising

Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc. for the year ended December 31, 2006, the Globe ranked first

P. 4 2006 ANNUAL REPORT – Part I

and the T&G ranked sixth in advertising inches among all daily newspapers in New England.

Production and Distribution

All editions of the Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Mass. satellite plant. Virtually all of the Globe's home-delivered circulation was delivered in 2006 by a third-party service provider.

Boston.com

The Globe's Web site, Boston.com, reaches wide audiences in the New England region, the nation and around the world. In the United States, according to Nielsen//NetRatings, average unique users visiting Boston.com reached 4.0 million per month in 2006 compared with 3.5 million per month in 2005.

Boston.com primarily derives its revenue from the sale of advertising. Advertising is sold to both national and local customers and includes Web site display advertising, classified advertising and contextual advertising.

Regional Media Group

The Regional Media Group includes 14 daily newspapers, of which 12 publish on Sunday, one paid weekly newspaper, related print and digital businesses, free weekly newspapers, and the North Bay Business Journal, a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties.

The average weekday and Sunday circulation for the year ended December 31, 2006, for each of the daily newspapers are shown below:

	Circulation			Circulation
Daily Newspapers	Daily	Sunday	Daily Newspapers	Daily	Sunday
The Gadsden Times (Ala.)	20,700	21,600	The Ledger (Lakeland, Fla.)	69,800	85,200
The Tuscaloosa News (Ala.)	33,600	35,100	The Courier (Houma, La.)	18,600	20,000
TimesDaily (Florence, Ala.)	29,900	31,800	Daily Comet (Thibodaux, La.)	10,700	N/A
The Press Democrat (Santa Rosa, Calif.)	83,600	84,300	The Dispatch (Lexington, N.C.)	11,000	N/A
Sarasota Herald-Tribune (Fla.)	108,000	123,900	Times-News (Hendersonville, N.C.)	18,500	18,700
Star-Banner (Ocala, Fla.)	49,100	51,900	Wilmington Star-News (N.C.)	51,500	57,700
The Gainesville Sun (Fla.)	47,600	52,300	Herald-Journal (Spartanburg, S.C.)	46,200	53,600

The Petaluma Argus-Courier, in Petaluma, Calif., our only paid subscription weekly newspaper, had an average weekly circulation for the year ended December 31, 2006, of 7,400. The North Bay Business Journal, a weekly business-to-business publication, had an average weekly circulation for the year ended December 31, 2006, of 4,972.

ABOUT.COM

About.com is one of the Web's most comprehensive consumer solutions sources, providing users with information and advice on thousands of topics. One of the top 15 most visited Web sites in 2006, About.com has 32.2 million average monthly unique visitors in the United States (per Nielsen//NetRatings) and 47.5 million average monthly unique visitors worldwide (per About internal metrics). Over 500 topical advisors or "Guides" write about more than 57,000 topics and have generated over 1.5 million pieces of original content. About.com does not charge a subscription fee for access to its Web site. It generates revenues through display advertising relevant to the adjacent content, cost-per-click advertising (sponsored links for which About.com is paid when a user clicks on the ad) and e-commerce (including sales lead generation).

On September 14, 2006, we acquired Calorie-Count.com ("Calorie-Count"), a site that offers weight loss tools and nutritional information. Calorie-Count is part of About.com.

Part I – THE NEW YORK TIMES COMPANY P.5

How About.com Generates Revenues

BROADCAST MEDIA GROUP

On January 3, 2007, we entered into an agreement to sell our Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, to Oak Hill Capital Partners for $575 million. The transaction is subject to regulatory approvals and is expected to close in the first half of 2007. Our television stations are operated under licenses from the FCC and are subject to FCC regulations. In 2006, the television stations within the Broadcast Media Group were as shown below:

Station	License Expiration Date	Market's Nielsen Ranking(1)	Network Affiliation	Band
WTKR-TV (Norfolk, Va.)	October 1, 2012	42	CBS	VHF
WREG-TV (Memphis, Tenn.)	August 1, 2013	44	CBS	VHF
KFOR-TV (Oklahoma City, Okla.)	June 1, 2014	45	NBC	VHF
KAUT-TV (Oklahoma City, Okla.)	June 1, 2006(3)	45	My Network TV	UHF
WNEP-TV (Scranton, Penn.)	August 1, 2007	53	ABC	UHF(2)
WHO-TV (Des Moines, Iowa)	February 1, 2014	73	NBC	VHF
WHNT-TV (Huntsville, Ala.)	April 1, 2005(3)	84	CBS	UHF(2)
WQAD-TV (Moline, Ill.)	December 1, 2013	96	ABC	VHF
KFSM-TV (Ft. Smith, Ark.)	June 1, 2013	102	CBS	VHF

(1)  According to Nielsen Media Research's 2006/2007 Designated Market Area Market Rankings from fall 2006. Nielsen Media Research is a research company that measures audiences for television stations.

(2)  All other stations in this market are also in the UHF band.

(3)  Application for renewal of license pending.

P. 6 2006 ANNUAL REPORT – Part I

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

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

We have ownership interests in one newsprint mill and one mill producing supercalendered paper, a high finish paper used in some magazines and preprinted inserts, which is a higher-value grade than newsprint (the "Forest Products Investments"), as well as in NESV and Metro Boston. These investments are accounted for under the equity method and reported in "Investments in Joint Ventures" in our Consolidated Balance Sheets. For additional information on our investments, see Note 7 of the Notes to the Consolidated Financial Statements.

Forest Products Investments

We have a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by Abitibi-Consolidated ("Abitibi"), a global manufacturer of paper. Malbaie purchases pulp from Abitibi and manufactures newsprint from this raw material on the paper machine it owns within the Abitibi paper mill at Clermont, Quebec. Malbaie is wholly dependent upon Abitibi for its pulp. In 2006, Malbaie produced 215,000 metric tons of newsprint, of which approximately 47% was sold to us, with the balance sold to Abitibi for resale.

We have a 40% equity interest in a partnership operating a supercalendered paper mill in Madison, Maine, Madison Paper Industries ("Madison"). Madison purchases the majority of its wood from local suppliers, mostly under long-term contracts. In 2006, Madison produced 193,000 metric tons, of which approximately 9% was sold to us.

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

Other Joint Ventures

We own an interest of approximately 17% in NESV, which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team.

We own a 49% interest in Metro Boston, which publishes a free daily newspaper catering to young professionals and students in the Greater Boston area.

In October 2006, we sold our 50% ownership interest in Discovery Times Channel, a digital cable channel, for $100 million.

RAW MATERIALS

The primary raw materials we use are newsprint and supercalendered paper. We purchase newsprint from a number of North American producers. A significant portion of such newsprint is purchased from Abitibi, North America's largest producer of newsprint.

Part I – THE NEW YORK TIMES COMPANY P.7

In 2006 and 2005, we used the following types and quantities of paper (all amounts in metric tons):

	Newsprint		Coated, Supercalendered and Other Paper
	2006	2005	2006	2005
The New York Times Media Group(1,2)	257,000	288,000	32,600	30,100
New England Media Group(1,2)	97,000	112,000	4,300	4,900
Regional Media Group(1)	80,000	84,000	—	—
Total	434,000	484,000	36,900	35,000

(1)  During 2005 we converted substantially all of our newspapers from 48.8 gram newsprint to 45 gram newsprint.

(2)  The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine and the Globe's Sunday Magazine.

The paper used by The New York Times Media Group, the New England Media Group and the Regional Media Group was purchased from unrelated suppliers and related suppliers in which we hold equity interests (see "Forest Products Investments").

As part of our efforts to reduce our newsprint consumption, we plan to reduce the size of all editions of The Times, with the printed page decreasing from 13.5 by 22 inches to 12 by 22 inches. The reduction is expected to be completed in the third quarter of 2007.

COMPETITION

Our media properties and investments compete for advertising and consumers with other media in their respective markets, including paid and free newspapers, Web sites, broadcast, satellite and cable television, broadcast and satellite radio, magazines, direct marketing and the Yellow Pages.

The Times competes for advertising and circulation with newspapers of general circulation in New York City and its suburbs, national publications such as The Wall Street Journal and USA Today, other daily and weekly newspapers and television stations in markets in which it circulates, and some national magazines.

The IHT's key competitors include all international sources of English language news, including The Wall Street Journal's European and Asian Editions, the Financial Times, Time, Newsweek International and The Economist, satellite news channels CNN, CNNi, Sky News and BBC, and various Web sites.

The Globe competes primarily for advertising and circulation with other newspapers and television stations in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday).

Our other newspapers compete for advertising and circulation with a variety of newspapers and other media in their markets.

NYTimes.com and Boston.com primarily compete with other advertising-supported news and information Web sites, such as Yahoo! News and CNN.com, and classified advertising portals.

WQXR-FM competes for listeners and advertising in the New York metropolitan area primarily with two all-news commercial radio stations and with WNYC-FM, a non-commercial station, which features both news and classical music. It competes for advertising revenues with many adult-audience commercial radio stations and other media in New York City and surrounding suburbs.

About.com competes with large-scale portals, such as AOL, MSN, and Yahoo!. About.com also competes with smaller targeted Web sites whose content overlaps with that of its individual channels, such as WebMD, CNET, Wikipedia and iVillage.

NESV competes in the Boston (and through its interest in Roush Fenway Racing, in the national) consumer entertainment market primarily with other professional sports teams and other forms of live, film and broadcast entertainment.

P. 8 2006 ANNUAL REPORT – Part I

EMPLOYEES

As of December 31, 2006, we had approximately 11,585 full-time equivalent employees.

Employees
The New York Times Media Group	4,610
New England Media Group	2,700
Regional Media Group	2,910
Broadcast Media Group(1)	875
About.com	125
Corporate/Shared Services	365
Total Company	11,585

(1)  On January 3, 2007, we entered into an agreement to sell our Broadcast Media Group.

Labor Relations

Approximately 2,700 full-time equivalent employees of The Times and City & Suburban are represented by 14 unions with 15 labor agreements. Approximately 1,900 full-time equivalent employees of the Globe are represented by 10 unions with 12 labor agreements. Collective bargaining agreements, covering the following categories of employees, with the expiration dates noted below, are either in effect or have expired, and negotiations for new contracts are ongoing. We cannot predict the timing or the outcome of the various negotiations described below.

	Employee Category	Expiration Date
The Times	Mailers	March 30, 2006 (expired)
	Stereotypers	March 30, 2007
	Plumbers	March 30, 2008
	New Jersey operating engineers	May 31, 2008
	New York operating engineers	May 31, 2008
	Machinists	March 30, 2009
	Electricians	March 30, 2009
	Carpenters	March 30, 2009
	New York Newspaper Guild	March 30, 2011
	Paperhandlers	March 30, 2014
	Typographers	March 30, 2016
	Pressmen	March 30, 2017
	Drivers	March 30, 2020
City & Suburban	Building maintenance employees	May 31, 2009
	Drivers	March 30, 2020
The Globe	Paperhandlers, machinists and garage mechanics	December 31, 2004 (expired)
	Boston Mailers Union	December 31, 2005 (expired)
	Technical services group and electricians	December 31, 2005 (expired)
	Engravers	December 31, 2005 (expired)
	Warehouse employees	December 31, 2007
	Drivers	December 31, 2008
	Boston Newspaper Guild (representing non-production employees)	December 31, 2008
	Typographers	December 31, 2010
	Pressmen	December 31, 2010

The IHT has approximately 323 employees worldwide, including approximately 207 located in France, whose terms and conditions of employment are established by a combination of French National Labor Law, industry-wide collective agreements and company-specific agreements.

NYTimes.com and WQXR-FM also have unions representing some of their employees.

Approximately one-third of the 630 employees of the T&G are represented by four unions. Labor agreements with three production unions expired or expire on August 31, 2006, October 8, 2007 and November 30, 2016. The labor agreements with the Providence Newspaper Guild, representing newsroom and circulation employees, expire on August 31, 2007.

Of the 362 full-time employees at The Press Democrat, 130 are represented by three unions. The labor agreement with the Pressmen expires in December 2008. The labor agreement with the Newspaper Guild expires in December 2011 and the labor agreement with the Teamsters, which represents certain employees in the circulation department, expires in April 2007. There is no longer

Part I – THE NEW YORK TIMES COMPANY P.9

a labor agreement with the Typographical Union as the last bargaining unit member retired in 2006.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K. Our business, financial condition or results of operations could be materially adversely affected by any or all of these risks or by other risks that we currently cannot identify.

All of our businesses face substantial competition for advertisers.

Most of our revenues are from advertising. We face formidable competition for advertising revenue in our various markets from free and paid newspapers, magazines, Web sites, television and radio, other forms of media, direct marketing and the Yellow Pages. Competition from these media and services affects our ability to attract and retain advertisers and consumers and to maintain or increase our advertising rates.

This competition has intensified as a result of digital media technologies. Distribution of news, entertainment and other information over the Internet, as well as through cellular phones and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, we expect advertisers to allocate a portion of their advertising budgets to nontraditional media, such as Web sites and search engines, which can offer more measurable returns than traditional print media through pay-for-performance and keyword-targeted advertising.

In recent years, Web sites that feature help wanted, real estate and/or automobile advertising have become competitors of our newspapers and Web sites for classified advertising, contributing to significant declines in print advertising. We may experience greater competition from specialized Web sites in other areas, such as travel and entertainment advertising.

We are aggressively developing online offerings, both through internal growth and acquisitions. However, while the amount of advertising on our own Web sites has continued to increase, we will experience a decline in advertising revenues if we are unable to attract advertising to our Web sites in volumes sufficient to offset declines in print advertising, for which rates are generally higher than for internet advertising.

Our Internet advertising revenues depend in part on our ability to generate traffic.

Our ability to attract advertisers to our Web sites depends partly on our ability to generate traffic to our Web sites and the rate at which users click through on advertisements. Advertising revenues from our Web sites may be negatively affected by fluctuations or decreases in our traffic levels.

About.com, our online consumer information provider, relies on search engines for a substantial amount of its traffic. We believe approximately 90% of About.com's traffic is generated through search engines, while an estimated 1% of its users enter through its home page. Our other Web sites also rely on search engines for traffic, although to a lesser degree than About.com. Search engines (including Google, the primary search engine directing traffic to About.com and our other sites) may, at any time, decide to change the algorithms responsible for directing search queries to the Web pages that are most likely to contain the information being sought by Internet users. Such changes could lead to a significant decrease in traffic and, in turn, Internet advertising revenues.

Decreases, or slow growth, in circulation adversely affect our circulation and advertising revenues.

Advertising and circulation revenues are affected by circulation and readership levels. Our newspaper properties, and the newspaper industry as a whole, are experiencing difficulty maintaining and increasing print circulation and related revenues. This is due to, among other factors, increased competition from new media formats and sources other than traditional newspapers (often free to users), and shifting preferences among some consumers to receive all or a portion of their news other than from a newspaper. These factors could affect our ability to institute circulation price increases for our print products.

A prolonged decline in circulation copies would have a material effect on the rate and volume of advertising revenues (as rates reflect circulation and readership, among other factors). To maintain our circulation base, we may incur additional costs, and we may not be able to recover these costs through circulation and advertising revenues. Recently, we have sought to reduce our other-paid circulation and to focus promotional spending on individually paid circulation, which is generally more valued by advertisers. If we stop or slow those promotional efforts or if they are unsuccessful, we may see further declines.

P. 10 2006 ANNUAL REPORT – Part I

Difficult economic conditions in the United States, the regions in which we operate or in specific economic sectors could adversely affect the profitability of our businesses.

National and local economic conditions, particularly in the New York City and Boston metropolitan regions, affect the levels of our retail, national and classified advertising revenue. Future negative economic conditions in these and other markets would adversely affect our level of advertising revenues.

Our advertising revenues are affected by economic and competitive changes in significant advertising categories. These revenues may be adversely affected if key advertisers change their advertising practices, as a result of shifts in spending patterns or priorities, structural changes, such as consolidations, or the cessation of operations. Help wanted and automotive classified advertising revenues, which are important categories at all of our newspaper properties, have declined as less expensive or free online alternatives have proliferated. We have also experienced depressed levels of advertising in studio entertainment, which in 2006 represented approximately 12% of The New York Times Media Group's advertising revenues, as the focus of studio marketing budgets has shifted to broadcast and online media.

The success of our business depends substantially on our reputation as a provider of quality journalism and content.

We believe that our products have excellent reputations for quality journalism and content. These reputations are based in part on consumer perceptions and could be damaged by incidents that erode consumer trust. To the extent consumers perceive the quality of our content to be less reliable, our ability to attract readers and advertisers may be hindered.

The proliferation of nontraditional media, largely available at no cost, challenges the traditional media model, in which quality journalism has primarily been supported by print advertising revenues. If consumers fail to differentiate our content from other content providers, on the Internet or otherwise, we may experience a decline in revenues.

Seasonal variations cause our quarterly advertising revenues to fluctuate.

Advertising spending, which principally drives our revenue, is generally higher in the second and fourth quarters and lower in the first and third fiscal quarters as consumer activity slows during those periods. If a short-term negative impact on our business were to occur during a time of high seasonal demand, there could be a disproportionate effect on the operating results of that business for the year.

Our potential inability to execute cost-control measures successfully could result in total costs and expenses that are greater than expected.

We have taken steps to lower our expenses by reducing staff and employee benefits and implementing general cost-control measures, and we expect to continue cost-control efforts. If we do not achieve expected savings as a result or if our operating costs increase as a result of our growth strategy, our total costs and expenses may be greater than anticipated. Although we believe that appropriate steps have been and are being taken to implement cost-control efforts, if not managed properly, such efforts may affect the quality of our products and our ability to generate future revenue. In addition, reductions in staff and employee benefits could adversely affect our ability to attract and retain key employees.

The price of newsprint has historically been volatile, and a significant increase would have an adverse effect on our operating results.

The cost of raw materials, of which newsprint is the major component, represented 11% of our total costs in 2006. The price of newsprint has historically been volatile and, in recent years, increased as a result of various factors, including:

–  consolidation in the North American newsprint industry, which has reduced the number of suppliers;

–  declining newsprint supply as a result of paper mill closures and conversions to other grades of paper; and

–  a strengthening Canadian dollar, which has adversely affected Canadian suppliers, whose costs are incurred in Canadian dollars but whose newsprint sales are priced in U.S. dollars.

In 2007, we expect newsprint prices to decline modestly as a result of increased supply. However, our operating results would be adversely affected if newsprint prices increased significantly in the future.

A significant portion of our employees are unionized, and our results could be adversely affected if labor negotiations were to restrict our ability to maximize the efficiency of our operations.

More than 40% of our full-time work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Although we have in place long-term contracts for a substantial portion of our unionized work force, our

Part I – THE NEW YORK TIMES COMPANY P.11

results could be adversely affected if future labor negotiations were to restrict our ability to maximize the efficiency of our operations. If we were to experience labor unrest, our ability to produce and deliver our most significant products could be impaired. In addition, our ability to make short-term adjustments to control compensation and benefits costs is limited by the terms of our collective bargaining agreements.

We continue to develop new products and services for evolving markets. There can be no assurance of the success of these efforts due to a number of factors, some of which are beyond our control.

There are substantial uncertainties associated with our efforts to develop new products and services for evolving markets, and substantial investments may be required. These efforts are to a large extent dependent on our ability to acquire, develop, adopt, and exploit new and existing technologies to distinguish our products and services from those of our competitors. The success of these ventures will be determined by our efforts, and in some cases by those of our partners, fellow investors and licensees. Initial timetables for the introduction and development of new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives, rapid technological change, regulatory changes and shifting market preferences, may cause new markets to move in unanticipated directions.

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, we may lose valuable assets.

We own valuable brands and content, which we attempt to protect through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

We may buy or sell different properties as a result of our evaluation of our portfolio of businesses. Such acquisitions or divestitures would affect our costs, revenues, profitability and financial position.

From time to time, we evaluate the various components of our portfolio of businesses and may, as a result, buy or sell different properties. These acquisitions or divestitures affect our costs, revenues, profitability and financial position. We may also consider the acquisition of specific properties or businesses that fall outside our traditional lines of business if we deem such properties sufficiently attractive.

Each year, we evaluate the various components of our portfolio in connection with annual impairment testing, and we may record a non-cash charge if the financial statement carrying value of an asset is in excess of its estimated fair value. Fair value could be adversely affected by changing market conditions within our industry. In 2006, we recorded a non-cash charge of $814.4 million ($735.9 million after tax, or $5.09 per share) due to the impairment of goodwill and other intangible assets of the New England Media Group.

Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing these acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing), differing levels of internal control effectiveness at the acquired entities and other unanticipated problems and liabilities. Competition for certain types of acquisitions, particularly Internet properties, is significant. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy and may fall short of expected return on investment targets.

Divestitures also have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification.

From time to time, we make non-controlling minority investments in private entities. We may have limited voting rights and an inability to influence the direction of such entities. Therefore, the success of these ventures may be dependent upon the efforts of our partners, fellow investors and licensees. These investments are generally illiquid, and the absence of a market restricts our ability to dispose of them. If the value of the companies in which we

P. 12 2006 ANNUAL REPORT – Part I

invest declines, we may be required to take a charge to earnings.

Changes in our credit ratings may affect our borrowing costs.

Our short- and long-term debt is rated investment grade by the major rating agencies. These investment-grade credit ratings afford us lower borrowing rates in both the commercial paper markets and in connection with senior debt offerings. To maintain our investment-grade ratings, the credit rating agencies require us to meet certain financial performance ratios. Increased debt levels and/or decreased earnings could result in downgrades in our credit ratings, which, in turn, could impede access to the debt markets, reduce the total amount of commercial paper we could issue, raise our commercial paper borrowing costs and/or raise our long-term debt borrowing rates. Our ability to use debt to fund major new acquisitions or capital intensive internal initiatives will be limited to the extent we seek to maintain investment-grade credit ratings for our debt.

Sustained increases in costs of providing pension and employee health and welfare benefits may reduce our profitability.

Employee compensation and benefits, including pension expense, account for slightly more than 40% of our total operating expenses. As a result, our profitability is substantially affected by costs of pension benefits and other employee benefits. We have funded, qualified non-contributory defined benefit retirement plans that cover substantially all employees, and non-contributory unfunded supplemental executive retirement plans that supplement the coverage available to certain executives. Two significant elements in determining pension income or pension expense are the expected return on plan assets and the discount rate used in projecting benefit obligations. Large declines in the stock market and lower rates of return could increase our expense and cause additional cash contributions to the pension plans. In addition, a lower discount rate driven by lower interest rates would increase our pension expense.

Our Class B stock is principally held by descendants of Adolph S. Ochs, through a family trust, and this control could create conflicts of interest or inhibit potential changes of control.

We have two classes of stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock are entitled to elect 30% of the Board of Directors and to vote, with Class B common stockholders, on the reservation of shares for equity grants, certain material acquisitions and the ratification of the selection of our auditors. Holders of Class B Common Stock are entitled to elect the remainder of the Board and to vote on all other matters. Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, who purchased The Times in 1896. A family trust holds 88% of the Class B Common Stock. As a result, the trust has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock. Under the terms of the trust agreement, trustees are directed to retain the Class B Common Stock held in trust and to vote such stock against any merger, sale of assets or other transaction pursuant to which control of The Times passes from the trustees, unless they determine that the primary objective of the trust can be achieved better by the implementation of such transaction. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A Common Stock could be adversely affected.

Regulatory developments may result in increased costs.

All of our operations are subject to government regulation in the jurisdictions in which they operate. Due to the wide geographic scope of its operations, the IHT is subject to regulation by political entities throughout the world. In addition, our Web sites are available worldwide and are subject to laws regulating the Internet both within and outside the United States. We may incur increased costs for expenses necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

Part I – THE NEW YORK TIMES COMPANY P.13

ITEM 2. PROPERTIES

The general character, location, terms of occupancy and approximate size of our principal plants and other materially important properties as of December 31, 2006, are listed below.

General Character of Property	Approximate Area in Square Feet (Owned)		Approximate Area in Square Feet (Leased)
News Media Group
Printing plants, business and editorial offices, garages and warehouse space located in:
New York, N.Y.	825,000	(1)	871,164	(1)
College Point, N.Y.	—		515,000	(2)
Edison, N.J.	—		1,300,000	(3)
Boston, Mass.	703,217		24,474
Billerica, Mass.	290,000		—
Other locations	1,600,600		561,353
Broadcast Media Group(4)
Business offices, studios and transmitters at various locations	339,823		14,545
About.com	—		41,260
Total	3,758,640		3,327,796

(1)  The 871,164 square feet leased includes 714,000 square feet in our existing New York City headquarters, at 229 West 43rd St., which we sold and leased back on December 27, 2004. The 825,000 square feet owned consists of space we own in our new headquarters, which is currently under construction, and which we plan to occupy in the second quarter of 2007.

(2)  We are leasing a 31-acre site in College Point, N.Y., where our printing and distribution plant is located, and have the option to purchase the property at any time prior to the end of the lease in 2019.

(3)  The Edison production and distribution facility is occupied pursuant to a long-term lease with renewal and purchase options. We plan to close the Edison facility (see "Item 1 - Business – News Media Group – The New York Times Media Group – Production and Distribution," above).

(4)  On January 3, 2007, we entered into an agreement to sell our Broadcast Media Group.

We sold our existing New York City headquarters on December 27, 2004. Pursuant to the terms of the sale agreement, we are leasing back our existing headquarters through the third quarter of 2007. Our new headquarters, which is currently being constructed in the Times Square area and which we expect to occupy in the second quarter of 2007, will contain approximately 1.54 million gross square feet of space, of which 825,000 gross square feet is owned by us. We plan to lease five floors, totaling approximately 155,000 square feet. For additional information on the new headquarters, see Note 19 of the Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

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

P.14 2006 ANNUAL REPORT – Part I

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of March 1, 2007
Corporate Officers

Arthur Sulzberger, Jr.	55	1978	Chairman (since 1997) and Publisher of The Times (since 1992)

Janet L. Robinson	56	1983	President and Chief Executive Officer (since 2005); Executive Vice President and Chief Operating Officer (2004); Senior Vice President, Newspaper Operations (2001 to 2004); President and General Manager of The Times (1996 to 2004)

Michael Golden	57	1984	Vice Chairman (since 1997); Publisher of the IHT (since 2003); Senior Vice President (1997 to 2004)

James M. Follo	47	2007	Senior Vice President and Chief Financial Officer (since January 8, 2007); Chief Financial and Administrative Officer, Martha Stewart Living Omnimedia, Inc. (2001 to 2006)

Martin A. Nisenholtz	51	1995	Senior Vice President, Digital Operations (since 2005); Chief Executive Officer, New York Times Digital (1999 to 2005)

David K. Norton	51	2006	Senior Vice President, Human Resources (since 2006); Vice President, Human Resources, Starwood Hotels & Resorts, and Executive Vice President, Starwood Hotels & Resorts Worldwide, Inc. (2000 to 2006)

R. Anthony Benten	43	1989	Vice President (since 2003); Corporate Controller (since January 8, 2007); Treasurer (2001 to January 8, 2007); Assistant Treasurer (1997 to 2001)

Kenneth A. Richieri	55	1983	Vice President (since 2002) and General Counsel (since 2006); Deputy General Counsel (2001 to 2005); Vice President and General Counsel, New York Times Digital (1999 to 2003)

Part I – THE NEW YORK TIMES COMPANY P.15

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of March 1, 2007
Operating Unit Executives

P. Steven Ainsley	54	1982	Publisher of The Globe (since September 12, 2006); President and Chief Operating Officer, Regional Media Group (2003 to September 12, 2006); Senior Vice President, Regional Media Group (1999 to 2002)

Scott H. Heekin-Canedy	55	1987(1)	President and General Manager of The Times (since 2004); Senior Vice President, Circulation of The Times (1999 to 2004)

Mary Jacobus	50	2005	President and Chief Operating Officer, Regional Media Group (since September 12, 2006); President and General Manager, The Globe (2005 to September 12, 2006); President and Chief Executive Officer, Fort Wayne Newspapers and Publisher, News Sentinel (2002 to 2005)

(1)  Mr. Heekin-Canedy left the Company in 1989 and returned in 1992.

P.16 2006 ANNUAL REPORT – Part I

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of February 23, 2007, was as follows: Class A Common Stock: 9,083; Class B Common Stock: 33.

Both classes of our common stock participate equally in our quarterly dividends. In 2006, dividends were paid in the amount of $.165 per share in March and in the amount of $.175 per share in June, September and December. In 2005, dividends were paid in the amount of $.155 per share in March and in the amount of $.165 per share in June, September and December.

The market price range of Class A Common Stock was as follows:

Quarters Ended	2006		2005
	High	Low	High	Low
March	$28.90	$25.30	$40.80	$35.56
June	25.70	22.88	36.58	30.74
September	24.54	21.58	34.59	30.00
December	24.87	22.29	30.17	26.36
Year	28.90	21.58	40.80	26.36

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	32,192,000	(1)	$40	4,075,000	(2)
Employee Stock Purchase Plan	—		—	7,992,000	(3)
Stock awards	750,000	(4)	—	474,000	(5)
Total	32,942,000		—	12,541,000
Equity compensation plans not approved by security holders	None		None	None

(1)  Includes shares of Class A stock to be issued upon exercise of stock options granted under our 1991 Executive Stock Incentive Plan (the "NYT Stock Plan"), our Non-Employee Directors' Stock Option Plan and our 2004 Non-Employee Directors' Stock Incentive Plan (the "2004 Directors' Plan").

(2)  Includes shares of Class A stock available for future stock options to be granted under the NYT Stock Plan and the 2004 Directors' Plan. The 2004 Directors' Plan provides for the issuance of up to 500,000 shares of Class A stock in the form of stock options or restricted stock awards. The amount reported for stock options includes the aggregate number of securities remaining (approximately 368,000 as of December 31, 2006) for future issuances under that plan.

(3)  Includes shares of Class A stock available for future issuance under our Employee Stock Purchase Plan.

(4)  Includes shares of Class A stock to be issued upon conversion of restricted stock units and retirement units under the NYT Stock Plan.

(5)  Includes shares of Class A stock available for stock awards under the NYT Stock Plan.

Part II – THE NEW YORK TIMES COMPANY P.17

PERFORMANCE PRESENTATION

The following graph shows the annual cumulative total stockholder return for the five years ending December 31, 2006, on an assumed investment of $100 on December 31, 2001, in the Company, the Standard & Poor's S&P 500 Stock Index and an index of peer group communications companies. The peer group returns are weighted by market capitalization at the beginning of each year. The peer group is comprised of the Company and the following other communications companies: Dow Jones & Company, Inc., Gannett Co., Inc., Media General, Inc., The McClatchy Company, Tribune Company and The Washington Post Company. The five-year cumulative total return graph excludes Knight Ridder, Inc. as a result of its acquisition by The McClatchy Company in 2006. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming monthly reinvestment of dividends, and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.

Stock Performance Comparison Between S&P 500, The New York Times
Company's Class A Common Stock and Peer Group Common Stock

UNREGISTERED SALES OF EQUITY SECURITIES

On October 2, 2006, we issued 30 shares of Class A Common Stock to a holder of 30 shares of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

P. 18 2006 ANNUAL REPORT – Part II

(c) ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares of Class A Common Stock Purchased (a)		Average Price Paid Per Share of Class A Common Stock (b)	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs (d)
September 25, 2006- October 29, 2006	427,432		$22.80	427,200	$98,450,000
October 30, 2006- November 26, 2006	71,405		$23.47	71,200	$96,779,000
November 27, 2006- December 31, 2006	172,481		$24.25	130,300	$93,692,000
Total for the fourth quarter of 2006	671,318	(2)	$23.24	628,700	$93,692,000

(1)  Except as otherwise noted, all purchases were made pursuant to our publicly announced share repurchase program. On April 13, 2004, our Board of Directors (the "Board") authorized repurchases in an amount up to $400 million. As of February 23, 2007, we had authorization from the Board to repurchase an amount of up to approximately $94 million of our Class A Common Stock. The Board has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

(2)  Includes 42,618 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares/stock units awarded under the NYT Stock Plan. The shares were repurchased by us pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Part II – THE NEW YORK TIMES COMPANY P.19

ITEM 6. SELECTED FINANCIAL DATA

The information presented in the following table of Selected Financial Data has been adjusted to reflect the restatement of our financial results that is described in the Explanatory Note immediately preceding Part I of this Annual Report on Form 10-K. We have not amended our previously filed Annual Reports on Form 10-K for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for those periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

See "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 (Restatement of Financial Statements) of the Notes to the Consolidated Financial Statements for more detailed information regarding the restatement.

The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes. The Broadcast Media Group's results of operations have been presented as discontinued operations, and certain assets and liabilities are classified as held for sale for all periods presented (see Note 5 of the Notes to the Consolidated Financial Statements). The page following the table shows certain items included in Selected Financial Data. All per share amounts on that page are on a diluted basis.

	As of and for the Years Ended
(In thousands, except per share and employee data)	December 31, 2006	December 25, 2005 (Restated)(1)	December 26, 2004 (Restated)(1)	December 28, 2003 (Restated)(1)	December 29, 2002 (Restated)(1)
Statement of Operations Data
Revenues	$3,289,903	$3,231,128	$3,159,412	$3,091,546	$2,938,997
Total expenses	2,996,081	2,911,578	2,696,799	2,595,215	2,446,045
Impairment of intangible assets	814,433	—	—	—	—
Gain on sale of assets	—	122,946	—	—	—
Operating (loss)/profit	(520,611)	442,496	462,613	496,331	492,952
Interest expense, net	50,651	49,168	41,760	44,757	45,435
(Loss)/income from continuing operations before income taxes and minority interest	(551,922)	407,546	429,305	456,628	440,187
(Loss)/income from continuing operations	(568,171)	243,313	264,985	277,731	264,917
Discontinued operations, net of income taxes – Broadcast Media Group	24,728	15,687	22,646	16,916	29,265
Cumulative effect of a change in accounting principle, net of income taxes	—	(5,527)	—	—	—
Net (loss)/income	(543,443)	253,473	287,631	294,647	294,182
Balance Sheet Data
Property, plant and equipment – net	$1,375,365	$1,401,368	$1,308,903	$1,215,265	$1,170,721
Total assets	3,855,928	4,564,078	3,994,555	3,854,659	3,697,491
Total debt, including commercial paper, capital lease obligations and construction loan	1,445,928	1,396,380	1,058,847	955,302	958,249
Stockholders' equity	819,842	1,450,826	1,354,361	1,353,585	1,229,303

P.20 2006 ANNUAL REPORT – Selected Financial Data

	As of and for the Years Ended
(In thousands, except per share and employee data)	December 31, 2006	December 25, 2005 (Restated)(1)	December 26, 2004 (Restated)(1)	December 28, 2003 (Restated)(1)	December 29, 2002 (Restated)(1)
Per Share of Common Stock
Basic (loss)/earnings per share
(Loss)/income from continuing operations	$(3.93)	$1.67	$1.80	$1.85	$1.75
Discontinued operations, net of income taxes – Broadcast Media Group	0.17	0.11	0.15	0.11	0.19
Cumulative effect of a change in accounting principle, net of income taxes	—	(0.04)	—	—	—
Net (loss)/income	$(3.76)	$1.74	$1.95	$1.96	$1.94
Diluted (loss)/earnings per share
(Loss)/income from continuing operations	$(3.93)	$1.67	$1.78	$1.82	$1.71
Discontinued operations, net of income taxes – Broadcast Media Group	0.17	0.11	0.15	0.11	0.19
Cumulative effect of a change in accounting principle, net of income taxes	—	(0.04)	—	—	—
Net (loss)/income	$(3.76)	$1.74	$1.93	$1.93	$1.90
Dividends per share	$.69	$.65	$.61	$.57	$.53
Stockholders' equity per share	$5.67	$9.95	$9.07	$8.86	$7.94
Average basic shares outstanding	144,579	145,440	147,567	150,285	151,563
Average diluted shares outstanding	144,579	145,877	149,357	152,840	154,805
Key Ratios
Operating (loss)/profit to revenues	–16%	14%	15%	16%	17%
Return on average common stockholders' equity	–48%	18%	21%	23%	25%
Return on average total assets	–13%	6%	7%	8%	8%
Total debt to total capitalization	64%	49%	44%	41%	44%
Current assets to current liabilities	.91	.95	.84	1.23	1.22
Ratio of earnings to fixed charges	– (2)	6.22	8.11	8.65	8.51
Full-Time Equivalent Employees	11,585	11,965	12,300	12,400	12,150

(1)  The Selected Financial Data has been adjusted to reflect the restatement described in Note 2 of the Notes to the Consolidated Financial Statements. The beginning Retained Earnings adjustment for fiscal 2002 was $14.2 million.

(2)  Earnings were inadequate to cover fixed charges by $573 million for the year ended December 31, 2006, as a result of a non-cash impairment charge of $814.4 million ($735.9 million after tax).

Selected Financial Data – THE NEW YORK TIMES COMPANY P.21

The items below are included in the Selected Financial Data.

2006 (53-week fiscal year)

The items below had an unfavorable effect on our results of $877.3 million or $5.34 per share.

–  an $814.4 million pre-tax, non–cash charge ($735.9 million after tax, or $5.09 per share) for the impairment of goodwill and other intangible assets at the New England Media Group.

–  a $34.3 million pre-tax charge ($19.6 million after tax, or $.14 per share) for staff reductions.

–  a $20.8 million pre-tax charge ($11.5 million after tax, or $.08 per share) for accelerated depreciation of certain assets at the Edison, N.J., printing plant, which we are in the process of closing.

–  a $7.8 million pre-tax loss ($4.3 million after tax, or $.03 per share) from the sale of our 50% ownership interest in Discovery Times Channel.

2005

The items below increased net income by $5.2 million or $.04 per share.

–  a $122.9 million pre-tax gain resulting from the sales of our current headquarters ($63.3 million after tax, or $.43 per share) as well as property in Florida ($5.0 million after tax, or $.03 per share).

–  a $57.8 million pre-tax charge ($35.3 million after tax, or $.23 per share) for staff reductions.

–  a $32.2 million pre-tax charge ($21.9 million after tax, or $.15 per share) related to stock-based compensation expense. The expense in 2005 was significantly higher than in prior years due to our adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123-R"), in 2005.

–  a $9.9 million pre-tax charge ($5.5 million after tax, or $.04 per share) for costs associated with the cumulative effect of a change in accounting principle related to the adoption of FASB Interpretation No. ("FIN") 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. A portion of the charge has been reclassified to conform to the 2006 presentation of the Broadcast Media Group as a discontinued operation.

2004

There were no items of the type discussed here in 2004.

2003

The item below increased net income by $8.5 million, or $.06 per share.

–  a $14.1 million pre-tax gain related to a reimbursement of remediation expenses at one of our printing plants.

2002

The item below reduced net income by $7.7 million, or $.05 per share.

–  a $12.6 million pre-tax charge for staff reductions.

P. 22 2006 ANNUAL REPORT – Selected Financial Data

IMPACT OF RESTATEMENT

The impact of the restatement and a comparison to the amounts originally reported are detailed in the following tables. The Broadcast Media Group's results of operations have been presented as discontinued operations and certain assets and liabilities are classified as held for sale for all periods presented (see Note 5 of the Notes to the Consolidated Financial Statements). In order to more clearly disclose the impact of the restatement on reported results, the impact of this reclassification is separately shown below in the column labeled "Discontinued Operations."

	As of and for the Years Ended
	December 25, 2005				December 26, 2004
(In thousands, except per share data)	As Reported	Discontinued Operations	Restatement Adjustments	Reclassified and Restated	As Reported	Discontinued Operations	Restatement Adjustments	Reclassified and Restated
Statement of Operations Data
Revenues	$3,372,775	$(139,055)	$(2,592)	$3,231,128	$3,303,642	$(145,627)	$1,397	$3,159,412
Total expenses	3,014,667	(111,914)	8,825	2,911,578	2,793,689	(107,244)	10,354	2,696,799
Gain on sale of assets	122,946	–	–	122,946	–	–	–	–
Operating profit	481,054	(27,141)	(11,417)	442,496	509,953	(38,383)	(8,957)	462,613
Interest expense, net	49,168	–	–	49,168	41,760	–	–	41,760
Income from continuing operations before income taxes and minority interest	446,104	(27,141)	(11,417)	407,546	476,645	(38,383)	(8,957)	429,305
Income from continuing operations	265,605	(16,012)	(6,280)	243,313	292,557	(22,646)	(4,926)	264,985
Discontinued operations, net of income taxes – Broadcast Media Group	–	15,687	–	15,687	–	22,646	–	22,646
Cumulative effect of a change in accounting principle, net of income taxes	(5,852)	325	–	(5,527)	–	–	–	–
Net income	259,753	–	(6,280)	253,473	292,557	–	(4,926)	287,631
Balance Sheet Data
Property, plant and equipment – net	$1,468,403	$(67,035)	$–	$1,401,368	$1,367,384	$(58,481)	$–	$1,308,903
Total assets	4,533,037	–	31,041	4,564,078	3,949,857	–	44,698	3,994,555
Total debt, including commercial paper and capital lease obligations	1,396,380	–	–	1,396,380	1,058,847	–	–	1,058,847
Stockholders' equity	1,516,248	–	(65,422)	1,450,826	1,400,542	–	(46,181)	1,354,361
Per Share of Common Stock
Basic earnings per share
Income from continuing operations	$1.83	$(0.11)	$(0.05)	$1.67	$1.98	$(0.15)	$(0.03)	$1.80
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.11	–	0.11	–	0.15	–	0.15
Cumulative effect of a change in accounting principle, net of income taxes	(0.04)	–	–	(0.04)	–	–	–	–
Net income	$1.79	$–	$(0.05)	$1.74	$1.98	$–	$(0.03)	$1.95
Diluted earnings per share
Income from continuing operations	$1.82	$(0.11)	$(0.04)	$1.67	$1.96	$(0.15)	$(0.03)	$1.78
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.11	–	0.11	–	0.15	–	0.15
Cumulative effect of a change in accounting principle, net of income taxes	(0.04)	–	–	(0.04)	–	–	–	–
Net income	$1.78	$–	$(0.04)	$1.74	$1.96	$–	$(0.03)	$1.93
Dividends per share	$.65	N/A	N/A	$.65	$.61	N/A	N/A	$.61
Stockholders' equity per share	$10.39	N/A	N/A	$9.95	$9.38	N/A	N/A	$9.07
Average basic shares outstanding	145,440	N/A	N/A	145,440	147,567	N/A	N/A	147,567
Average diluted shares outstanding	145,877	N/A	N/A	145,877	149,357	N/A	N/A	149,357

Impact of Restatement – THE NEW YORK TIMES COMPANY P.23

	As of and for the Years Ended
	December 28, 2003				December 29, 2002
(In thousands, except per share data)	As Reported	Discontinued Operations	Restatement Adjustments	Reclassified and Restated	As Reported	Discontinued Operations	Restatement Adjustments	Reclassified and Restated
Statement of Operations Data
Revenues	$3,227,200	$(129,196)	$(6,458)	$3,091,546	$3,079,007	$(139,636)	$(374)	$2,938,997
Total expenses	2,687,650	(100,537)	8,102	2,595,215	2,534,139	(97,838)	9,744	2,446,045
Operating profit	539,550	(28,659)	(14,560)	496,331	544,868	(41,798)	(10,118)	492,952
Interest expense, net	44,757	–	–	44,757	45,435	–	–	45,435
Income from continuing operations before income taxes and minority interest	499,847	(28,659)	(14,560)	456,628	492,103	(41,798)	(10,118)	440,187
Income from continuing operations	302,655	(16,916)	(8,008)	277,731	299,747	(29,265)	(5,565)	264,917
Discontinued operations, net of income taxes – Broadcast Media Group	–	16,916	–	16,916	–	29,265	–	29,265
Net income	302,655	–	(8,008)	294,647	299,747	–	(5,565)	294,182
Balance Sheet Data
Property, plant and equipment – net	$1,275,128	$(59,863)	$–	$1,215,265	$1,233,658	$(62,937)	$–	$1,170,721
Total assets	3,801,716	–	52,943	3,854,659	3,633,842	–	63,649	3,697,491
Total debt, including commercial paper and capital lease obligations	955,302	–	–	955,302	958,249	–	–	958,249
Stockholders' equity	1,392,242	–	(38,657)	1,353,585	1,269,307	–	(40,004)	1,229,303
Per Share of Common Stock
Basic earnings per share
Income from continuing operations	$2.01	$(0.11)	$(0.05)	$1.85	$1.98	$(0.19)	$(0.04)	$1.75
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.11	–	0.11	–	0.19	–	0.19
Net income	$2.01	$–	$(0.05)	$1.96	$1.98	$–	$(0.04)	$1.94
Diluted earnings per share
Income from continuing operations	$1.98	$(0.11)	$(0.05)	$1.82	$1.94	$(0.19)	$(0.04)	$1.71
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.11	–	0.11	–	0.19	–	0.19
Net income	$1.98	$–	$(0.05)	$1.93	$1.94	$–	$(0.04)	$1.90
Dividends per share	$.57	N/A	N/A	$.57	$.53	N/A	N/A	$.53
Stockholders' equity per share	$9.11	N/A	N/A	$8.86	$8.20	N/A	N/A	$7.94
Average basic shares outstanding	150,285	N/A	N/A	150,285	151,563	N/A	N/A	151,563
Average diluted shares outstanding	152,840	N/A	N/A	152,840	154,805	N/A	N/A	154,805

P.24 2006 ANNUAL REPORT – Impact of Restatement

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL STATEMENTS

The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflects the restatements discussed below and in Note 2 of the Notes to the Consolidated Financial Statements.

In this Annual Report on Form 10-K, we are restating the Consolidated Balance Sheet as of December 25, 2005, the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders' Equity for the 2005 and 2004 fiscal years, and Quarterly Information (Unaudited) for the first three quarters of 2006 and all of fiscal 2005. We have not amended our previously filed Annual Reports on Form 10-K for the periods affected by this restatement. See "Item 6 – Selected Financial Data" and Note 2 (Restatement of Financial Statements) of the Notes to the Consolidated Financial Statements for more detailed information regarding the restatement and the changes to the previously issued financial statements.

The previously issued financial statements are being restated because we have determined that they contain errors in accounting for pension and postretirement liabilities. The reporting errors arose principally from the treatment of pension and benefits plans established pursuant to collective bargaining agreements between the Company and its subsidiaries, on the one hand, and The New York Times Newspaper Guild, on the other, as multi-employer plans. The plans' participants include employees of The New York Times and a Company subsidiary, as well as employees of the plans' administrator. We have concluded that, under accounting principles generally accepted in the United States of America ("GAAP"), the plans should have been accounted for as single-employer plans. The main effect of the change is that we must account for the present value of projected future benefits to be provided under the plans. Previously, we had recorded the expense of our annual contributions to the plans. While the calculations will increase our reported expense, the accounting changes will not materially increase our funding obligations, which are regulated by our collective bargaining agreements with the union.

The restatement also reflects the effect of other unrecorded adjustments that were previously determined to be immaterial, mainly related to accounts receivable allowances and accrued expenses.

The annual and quarterly earnings per share ("EPS") impact of the restatement for the three-year period ending December 31, 2006, is as follows:

	Quarter
	First	Second	Third	Fourth	Year
2006 Basic and Diluted EPS As Reported – Basic	$0.24	$0.42	$0.10	N/A	N/A
As Restated – Basic	$0.22	$0.41	$0.09	N/A	N/A
As Reported – Diluted	$0.24	$0.42	$0.10	N/A	N/A
As Restated – Diluted	$0.22	$0.41	$0.09	N/A	N/A
2005 Basic and Diluted EPS As Reported – Basic	$0.76	$0.42	$0.16	$0.45	$1.79
As Restated – Basic	$0.75	$0.41	$0.15	$0.44	$1.74
As Reported – Diluted	$0.76	$0.42	$0.16	$0.45	$1.78
As Restated – Diluted	$0.75	$0.41	$0.15	$0.43	$1.74
2004 Basic and Diluted EPS As Reported – Basic	$0.39	$0.51	$0.33	$0.76	$1.98
As Restated – Basic	$0.38	$0.50	$0.32	$0.75	$1.95
As Reported – Diluted	$0.38	$0.50	$0.33	$0.75	$1.96
As Restated – Diluted	$0.38	$0.49	$0.32	$0.74	$1.93

The cumulative effect of the restatement resulted in a reduction in stockholder's equity of approximately $65 million as of December 25, 2005. See Note 2 of the Notes to the Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.25

EXECUTIVE OVERVIEW

We are a leading media and news organization serving our audiences through print, online and mobile technology. Our segments and divisions are:

Our revenues were $3.3 billion in 2006. The percentage of revenues contributed by division is below.

News Media Group

The News Media Group generates revenues principally from print, online, and radio advertising and through circulation. Other revenues, which make up the remainder of its revenues, primarily consist of revenues from wholesale delivery operations, news services, digital archives, TimesSelect, commercial printing and direct marketing. The News Media Group's main operating expenses are employee-related costs and raw materials, primarily newsprint.

News Media Group revenues in 2006 by category and percentage share are below.

About.com

About.com generates revenues from display advertising that is relevant to its adjacent content, cost-per-click advertising (sponsored links for which About.com is paid when a user clicks on the ad), and e-commerce. Almost all of its revenues (95% in 2006) are derived from the sale of advertisements (display and cost-per-click advertising). Cost-per-click advertising accounted for 50% of About.com's total advertising revenues. About.com's main operating expenses are employee-related costs and content and hosting costs.

P. 26 2006 ANNUAL REPORT – Executive Overview

Broadcast Media Group

On January 3, 2007, we entered into an agreement to sell our Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for $575 million. The transaction is subject to regulatory approvals and is expected to close in the first half of 2007. The results of the Broadcast Media Group are reported as discontinued operations.

Joint Ventures

The Company's investments accounted for under the equity method are as follows:

–  a 49% interest in Metro Boston LLC, which publishes a free daily newspaper catering to young professionals and students in the Greater Boston area,

–  a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.,

–  a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine, and

–  an approximately 17% interest in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of the New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team.

Business Environment

We operate in the highly competitive media industry. We believe that a number of factors and industry trends have had, and will continue to have, a fundamental effect on our business and prospects. These include:

Increasing competition

Competition for advertising revenue that our businesses face affects our ability both to attract and retain advertisers and consumers and to maintain or increase our advertising rates. We expect technological developments will continue to increase the number of media choices, intensifying the challenges posed by audience fragmentation.

We have expanded and will continue to expand our online and mobile offerings; however, most of our revenues are currently from traditional print products. Our print advertising revenues have declined. We believe that this decline, particularly in classified advertising, is due to a shift to online media or to other forms of media and marketing.

Economic conditions

Our advertising revenues, which account for approximately 65% of our News Media Group revenues, are susceptible to economic swings. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, affect the level of our national, classified and retail advertising revenue.

In addition, a significant portion of our advertising revenues comes from the studio entertainment, department store, and automotive sectors. Consolidation among key advertisers in these and other categories as well as changes in spending practices or priorities has depressed, and may continue to depress, our advertising revenue. We believe that categories that have historically generated significant amounts of advertising revenues for our businesses are likely to continue to be challenged in 2007. These include studio entertainment, telecommunications, and help-wanted and automotive classified advertising and, within the New England Media Group, department store advertising.

Circulation

Circulation is another significant source of revenue for us. In recent years, we, along with the newspaper industry as a whole, have experienced difficulty increasing circulation volume and revenues. This is due to, among other factors, increased competition from new media formats and sources, and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper.

Expenses

Our most significant expenses are for compensation–related costs and raw materials, which account for approximately 52% of total costs and expenses. Changes in the price of newsprint or in compensation–related expenses can materially affect our operating results.

For a discussion of these and other factors that could affect our results of operations and financial conditions, see "Forward-Looking Statements" and "Item 1A – Risk Factors."

Our Strategy

We anticipate that these challenges will continue, and we believe that the following elements are key to our efforts to address them.

New products and services

We are addressing the increasingly fragmented media landscape by building on the strength of our brands, particularly of The New York Times. To further leverage these brands, we have introduced and will continue to introduce a number of new products and services in print and online. In 2006, these included new specialty magazines in New York and Boston, zoned and special sections across other properties, new ad placements, including section

Executive Overview – THE NEW YORK TIMES COMPANY P.27

fronts at nearly all of our newspapers, and new weekly newspapers in our Regional Media Group.

Online, we redesigned NYTimes.com, increased editorial content at About.com through increased guides, launched a local search product on Boston.com, and acquired Baseline StudioSystems, the primary business-to-business supplier of proprietary entertainment information to the film and television industries.

On February 14, 2007, we announced a strategic alliance with Monster Worldwide, Inc. to further build our online recruitment product offering.

We expect our revenues from Internet-related businesses, including About.com, NYTimes.com, Boston.com, iht.com and the sites associated with our regional newspapers, to grow approximately 30 percent to approximately $350 million in 2007, mainly from organic growth.

Leadership in content categories

In addition to reinforcing our leadership in our individual properties, we seek to maintain and develop leadership in key content categories, such as entertainment, luxury real estate and travel, categories we believe appeal to our distinctive audience and will deepen their engagement with our products.

Through the 2005 acquisition of About.com, we gained leadership in a number of online "verticals." One of the top 15 most visited Web sites in 2006, About.com is the third-largest commercial health channel and third-largest food channel on the Internet, according to Nielsen//NetRatings. In September, we strengthened its health offerings by acquiring Calorie-Count.com, a site that offers weight loss tools and nutritional information.

Innovation

In 2006, we implemented a research and development capability to better help us anticipate consumer preferences. This initiative is closely linked to our operating units so that its work can have both near- and long-term business impact. As a result of these efforts, in 2006, we launched new mobile Web sites in New York, Boston and Gainesville.

Rebalanced portfolio

We continuously evaluate our businesses to determine whether they are meeting their targets for financial performance, growth and return on investment and whether they remain relevant to our strategy.

As a result of this analysis, in October 2006, we sold our investment in Discovery Times Channel. On January 3, 2007, we entered into an agreement to sell our Broadcast Media Group to allow us to focus on developing our print and digital businesses. In the first quarter of 2007, we expect to complete the sale of one of our two radio stations.

At the same time, we have made selective acquisitions and investments, such as the acquisitions of Baseline and Calorie-Count.com.

Expense management

Managing expenses is a key component of our strategy. We continuously review our expense structure to ensure that we are operating our businesses efficiently. We focus on reducing costs by streamlining our operations, freeing up resources and achieving cost benefits from productivity gains.

In 2006, our cost-control efforts principally addressed employee-related costs and newsprint expense, our main operating expenses. We have implemented staff reductions, partially offset by increases from acquisitions and hiring in critical areas. We continually monitor newsprint prices, which are subject to supply and demand market conditions, and have adopted a number of measures to reduce newsprint consumption.

As part of our efforts to reduce costs, in July 2006, we announced plans to consolidate our New York metro area printing into our newer facility in College Point, N.Y., and to close our older Edison, N.J., facility. We also announced that we would reduce the size of all editions of The Times, with the printed page decreasing from 13.5 by 22 inches to 12 by 22 inches. We expect to complete the reduction in the third quarter of 2007 and the plant consolidation in the second quarter of 2008.

With the plant consolidation, we expect to save $30 million in lower operating costs annually and to avoid the need for approximately $50 million in capital investment at the Edison facility over the next 10 years. We expect to incur capital expenditures of $135 million related to the plant consolidation.

As part of the plant consolidation, we expect a workforce reduction of approximately 250 full-time equivalent employees. We have identified total costs to close the Edison facility in the range of $104 million to $128 million, principally consisting of accelerated depreciation charges, as well as staff reduction charges and plant restoration costs. We expect to exit the facility in the second quarter of 2008 and, depending on the disposition of the property, may recognize additional charges with respect to our lease, which continues through 2018.

With the web-width reduction, we expect to save more than $10 million annually from decreased newsprint consumption. We expect to incur capital expenditures of $15 million related to the reduction.

P.28 2006 ANNUAL REPORT – Executive Overview

We are nearing completion of our new headquarters building in New York City, which we expect to occupy in the second quarter of 2007. The midtown Manhattan real estate market has improved significantly since we began development. Because of staff reductions and the housing of some departments in lower cost office space, we are now planning to lease five floors, totaling approximately 155,000 square feet, or one-fifth of our space.

2007 Expectations

The key financial measures for 2007 discussed in the table below are computed under GAAP.

Item	2007 Expectation
Newsprint cost per ton	Decline in the low-single digits
Depreciation & amortization	$195 to $205 million(1)
Net income from joint ventures	$10 to $15 million
Interest expense	$48 to $52 million
Capital expenditures	$340 to $370 million(2)
Cost savings and productivity gains	$65 to $75 million(3)

(1)  Includes $45 to $48 million of accelerated depreciation expense associated with the consolidation of the New York metro area printing plants and depreciation expense of approximately $16 to $19 million for the new headquarters building in the second half of 2007.

(2)  Includes $170 to $190 million for our new headquarters building and $75 million for the plant consolidation.

(3)  Excludes certain one-time expenses, mainly staff reduction costs.

Executive Overview – THE NEW YORK TIMES COMPANY P.29

RESULTS OF OPERATIONS

Overview

Unless stated otherwise, all references to 2006, 2005 and 2004 refer to our fiscal years ended, or the dates as of, December 31, 2006, December 25, 2005, and December 26, 2004. Fiscal year 2006 comprises 53 weeks and fiscal years 2005 and 2004 each comprise 52 weeks. The effect of the 53rd week ("additional week") on revenues, costs and expenses is discussed below.

The results for the fiscal year 2006 include the effect of a non-cash charge for the impairment of goodwill and other intangible assets at the New England Media Group. See "– Impairment of Intangible Assets" below for a detailed discussion of the impairment charge. The following discussion reflects the restatements discussed above and in Note 2 of the Notes to the Consolidated Financial Statements.

				% Change
(In thousands)	2006	2005 (Restated)	2004 (Restated)	06-05	05-04 (Restated)
Revenues
Advertising	$2,153,936	$2,139,486	$2,053,378	0.7	4.2
Circulation	889,722	873,975	883,995	1.8	(1.1)
Other	246,245	217,667	222,039	13.1	(2.0)
Total revenues	3,289,903	3,231,128	3,159,412	1.8	2.3
Costs and expenses
Production costs:
Raw materials	330,833	321,084	296,594	3.0	8.3
Wages and benefits	665,304	652,216	635,087	2.0	2.7
Other	533,392	495,588	474,978	7.6	4.3
Total production costs	1,529,529	1,468,888	1,406,659	4.1	4.4
Selling, general and administrative expenses	1,466,552	1,442,690	1,290,140	1.7	11.8
Total costs and expenses	2,996,081	2,911,578	2,696,799	2.9	8.0
Impairment of intangible assets	814,433	—	—	N/A	N/A
Gain on sale of assets	—	122,946	—	N/A	N/A
Operating (loss)/profit	(520,611)	442,496	462,613	*	(4.3)
Net income from joint ventures	19,340	10,051	240	92.4	*
Interest expense, net	50,651	49,168	41,760	3.0	17.7
Other income	—	4,167	8,212	N/A	(49.3)
(Loss)/income from continuing operations before income taxes and minority interest	(551,922)	407,546	429,305	*	(5.1)
Income taxes	16,608	163,976	163,731	(89.9)	0.1
Minority interest in net loss/ (income) of subsidiaries	359	(257)	(589)	*	(56.4)
(Loss)/income from continuing operations	(568,171)	243,313	264,985	*	(8.2)
Discontinued operations, net of income taxes-
Broadcast Media Group	24,728	15,687	22,646	57.6	(30.7)
Cumulative effect of a change in accounting principle, net of income taxes	—	(5,527)	—	N/A	N/A
Net (loss)/income	$(543,443)	$253,473	$287,631	*	(11.9)

*  Represents an increase or decrease in excess of 100%.

P.30 2006 ANNUAL REPORT – Results of Operations

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

				% Change
(In millions)	2006	2005 (Restated)	2004 (Restated)	06-05	05-04 (Restated)
Revenues
News Media Group	$3,209.7	$3,187.2	$3,159.4	0.7	0.9
About.com (from March 18, 2005)	80.2	43.9	—	82.5	N/A
Total	$3,289.9	$3,231.1	$3,159.4	1.8	2.3

News Media Group

Advertising, circulation and other revenues by division of the News Media Group and for the Group as a whole were as follows:

				% Change
(In millions)	2006	2005 (Restated)	2004 (Restated)	06-05	05-04 (Restated)
The New York Times Media Group
Advertising	$1,268.6	$1,262.2	$1,222.1	0.5	3.3
Circulation	637.1	615.5	615.9	3.5	(0.1)
Other	171.6	157.0	165.0	9.3	(4.8)
Total	$2,077.3	$2,034.7	$2,003.0	2.1	1.6
New England Media Group
Advertising	$425.7	$467.6	$481.6	(9.0)	(2.9)
Circulation	163.0	170.7	181.0	(4.5)	(5.7)
Other	46.6	37.0	38.0	25.9	(2.6)
Total	$635.3	$675.3	$700.6	(5.9)	(3.6)
Regional Media Group
Advertising	$383.2	$367.5	$349.7	4.3	5.1
Circulation	89.6	87.8	87.1	2.1	0.8
Other	24.3	21.9	19.0	11.1	14.8
Total	$497.1	$477.2	$455.8	4.2	4.7
Total News Media Group
Advertising	$2,077.5	$2,097.3	$2,053.4	(0.9)	2.1
Circulation	889.7	874.0	884.0	1.8	(1.1)
Other	242.5	215.9	222.0	12.3	(2.8)
Total	$3,209.7	$3,187.2	$3,159.4	0.7	0.9

Advertising Revenue

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. In 2006, News Media Group advertising revenues decreased compared to 2005 primarily due to lower print volume, which was partially offset by the effect of the additional week in fiscal 2006 as well as higher rates and higher online advertising revenues. Print advertising revenues declined 2.7% while online advertising revenues increased 27.1%.

In 2005, advertising revenues increased due to higher advertising rates and a 29.5% growth in online advertising revenues, partially offset by lower print volume due to a weak print advertising market.

Results of Operations – THE NEW YORK TIMES COMPANY P.31

During the last few years, our results have been adversely affected by a weak print advertising environment. Print advertising volume for the News Media Group was as follows:

(Inches in thousands, preprints				% Change
in thousands of copies)	2006	2005	2004	06-05	05-04
News Media Group
National	2,399.5	2,468.4	2,512.4	(2.8)	(1.7)
Retail	6,396.3	6,511.7	6,541.8	(1.8)	(0.5)
Classified	9,509.4	9,532.2	9,675.5	(0.2)	(1.5)
Part Run/Zoned	1,989.8	2,087.3	2,215.6	(4.7)	(5.8)
Total	20,295.0	20,599.6	20,945.3	(1.5)	(1.7)
Preprints	2,963,946	2,979,723	2,897,241	(0.5)	2.8

Advertising revenues (print and online) by category for the News Media Group were as follows:

				% Change
(In millions)	2006	2005 (Restated)	2004 (Restated)	06-05	05-04 (Restated)
News Media Group
National	$938.2	$948.4	$926.3	(1.1)	2.4
Retail	495.4	499.8	490.5	(0.9)	1.9
Classified	578.7	590.5	579.5	(2.0)	1.9
Other	65.2	58.6	57.1	11.4	2.6
Total	$2,077.5	$2,097.3	$2,053.4	(0.9)	2.1

The New York Times Media Group

Advertising revenues were slightly higher in 2006 than 2005 primarily due to higher rates and the effect of the additional week partially offset by lower print volume. Online advertising increased in the retail, national and classified categories. These increases were offset by declines in the automotive and help-wanted classified categories, as well as national and retail print advertising categories.

In 2006, national advertising, which represented 64% of the Group's advertising revenues, was on a par with the prior year. This was principally the result of reduced spending in the studio entertainment and national automotive categories offset by revenues from the additional week as well as growth in a number of national ad categories including advocacy, American fashion and pharmaceutical. Classified advertising, which represented 20% of the Group's advertising revenues, was on a par with the prior year as weakness in automotive and help-wanted advertising offset strong gains in real estate advertising and revenues from the additional week. Retail advertising, which represented 14% of the Group's advertising revenues, was on a par with the prior year mainly because of revenues from the additional week.

Advertising revenues were higher in 2005 than 2004 mainly due to increases in the retail and national advertising categories and growth in our online revenue partially offset by lower print classified advertising revenues.

In 2005, national advertising, which represented 65% of the Group's advertising revenues, increased as strength in financial services, corporate and national automotive advertising offset weakness in the telecommunications, studio entertainment and technology products categories. Classified advertising, which represented 20% of the Group's advertising revenues, rose as gains in real estate advertising offset softness in automotive and help-wanted. Retail advertising, which represented 14% of the Group's advertising revenues, rose as growth in fashion/jewelry store advertising offset weakness in home furnishing store advertising.

New England Media Group

Advertising revenues were lower in 2006 primarily due to lower print volume and rates. Print advertising declines in the national, retail, classified and other advertising categories were partially offset by incremental revenues from the additional week and growth in all online categories.

In 2006, classified advertising, which represented 38% of the Group's advertising revenues, decreased due to weakness in help-wanted, automotive and real estate advertising. Retail advertising, which represented 31% of the Group's advertising revenues in 2006, declined primarily due to a decrease in department store advertising as a result of the consolidation of two large retailers. National advertising, which represented 26% of the Group's advertising

P. 32 2006 ANNUAL REPORT – Results of Operations

revenues, declined mainly because of weakness in national automotive, telecommunications, travel and financial services advertising.

Advertising revenues were lower in 2005 than 2004 mainly due to decreases in all advertising categories partially offset by increases in online advertising.

In 2005, classified advertising, which represented 39% of the Group's advertising revenues, decreased as weakness in automotive advertising offset growth in real estate and help-wanted advertising. Retail advertising, which represented 30% of the Group's advertising revenues, declined primarily due to softness in the home furnishing store, department store and apparel/footwear categories. National advertising, which represented 26% of the Group's advertising revenues, declined mainly because of weakness in travel, studio entertainment, telecommunications and national automotive advertising.

Regional Media Group

Advertising revenues were higher in 2006 primarily due to increased revenues in the real estate classified and retail advertising categories, growth in online advertising and the effect of the additional week.

In 2006, retail advertising, which represented 48% of the Group's advertising revenues, increased due to growth in home improvement advertising and gains in a number of other retail categories offset by softness in telecommunications and department store advertising. Classified advertising, which represented 43% of the Group's advertising revenues, increased as strong growth in real estate advertising and the additional week offset weakness in automotive and help-wanted advertising.

Advertising revenues were higher in 2005 than 2004 mainly due to increases in the help-wanted classified and retail advertising categories and the growth in our online revenues partially offset by lower automotive classified advertising revenues.

In 2005, retail advertising, which represented 49% of the Group's advertising revenues, increased as strength in home furnishing advertising and gains in a number of other retail categories offset weakness in grocery store and department store advertising. Classified advertising, which represented 42% of the Group's advertising revenues, increased as growth in help-wanted and real estate advertising offset weakness in automotive advertising.

Circulation Revenue

Circulation revenue is based on the number of copies sold and the subscription rates charged to customers. Circulation revenues increased in 2006 primarily as a result of the increase in home delivery rates at The New York Times and the effect of the additional week in fiscal 2006, partially offset by fewer copies sold. At the New England Media Group, circulation revenues decreased primarily due to lower volume. At the Regional Media Group, circulation revenues increased primarily due to the effect of the additional week.

Circulation revenues in 2005 decreased slightly compared with 2004 mainly due to a decrease in copies sold at the Globe. Circulation revenues at The New York Times Media Group and Regional Media Group were flat in 2005 compared with 2004.

Other Revenues

Other revenues increased in 2006 primarily due to the introduction of TimesSelect, a fee-based product that charges non-print subscribers for access to our columnists and archives, increased revenues from wholesale delivery operations and revenues from Baseline, which we acquired in August 2006.

In 2005, other revenues decreased compared to 2004, primarily due to lower revenues from wholesale delivery operations.

About.com

In 2006, its first full year under our ownership, About.com's revenue increased 82.5% from 2005, which reflected revenues from the acquisition date (March 18, 2005). The increase was due to the inclusion of a full year of revenues as well as an increase in display, cost-per-click advertising revenues and other revenues.

Results of Operations – THE NEW YORK TIMES COMPANY P.33

Costs and Expenses

Below is a chart of our consolidated costs and expenses. The information for 2005 and 2004 reflects the restatement described above.

Components of Consolidated Costs and Expenses	Consolidated Costs and Expenses as a Percentage of Revenues

Costs and expenses were as follows:

				% Change
(In millions)	2006	2005 (Restated)	2004 (Restated)	06-05	05-04 (Restated)
Production costs:
Raw materials	$330.8	$321.1	$296.6	3.0	8.3
Wages and benefits	665.3	652.2	635.1	2.0	2.7
Other	533.4	495.6	475.0	7.6	4.3
Total production costs	1,529.5	1,468.9	1,406.7	4.1	4.4
Selling, general and administrative expenses	1,466.6	1,442.7	1,290.1	1.7	11.8
Total costs and expenses	$2,996.1	$2,911.6	$2,696.8	2.9	8.0

Production Costs

Total production costs in 2006 increased 4.1% ($60.6 million) compared to 2005 primarily due to higher depreciation expense ($22.3 million), compensation-related expenses ($13.1 million), editorial and outside printing costs ($11.7 million) and raw materials expense ($9.7 million). Increases in editorial and outside printing costs and newsprint expense were primarily due to the effect of the additional week in our fiscal year 2006. The additional week contributed a total of approximately $31.7 million in additional production costs. Depreciation expense increased due to the accelerated depreciation for certain assets at our Edison, N.J., printing plant, which we are in the process of closing. Newsprint expense rose 2.2% in 2006 compared with 2005 due to an 8.9% increase from higher prices partially offset by a 6.7% decrease from lower consumption.

Total production costs in 2005 were unfavorably affected by the acquisition of About.com and incremental stock-based compensation expense resulting from the adoption of FAS 123-R. Total production costs increased 4.4% ($62.2 million) in 2005 compared with 2004 primarily due to increased raw materials expense ($24.5 million), compensation-related expenses ($17.1 million) and outside printing costs ($12.6 million). Newsprint expense rose 6.7% in 2005 compared with 2004, due to an 8.0% increase from higher prices partially offset by a 1.3% decrease from lower consumption.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses ("SGA") increased 1.7% ($23.9 million) primarily due to increased compensation-related expenses ($19.8 million), distribution and promotion expenses ($15.8 million) and depreciation and amortization expense ($4.5 million), which were partially offset by lower staff reduction expenses ($25.0 million). Increases in compensation-related expenses were primarily due to higher incentive and benefit costs

P. 34 2006 ANNUAL REPORT – Results of Operations

partially offset by savings due to staff reductions. The additional week contributed approximately $5.1 million in additional SGA expenses.

In 2005, SGA expenses increased 11.8% ($152.6 million) compared with 2004 primarily due to increased staff reduction expenses ($54.6 million), incremental stock-based compensation expense ($24.8 million) as a result of the adoption of FAS 123-R, distribution expense ($21.8 million), promotion expense ($19.3 million) and expenses from About.com, which was acquired in March 2005.

The following table sets forth consolidated costs and expenses by reportable segment, Corporate and the Company as a whole.

				% Change
(In millions)	2006	2005	2004	06-05	05-04
Costs and expenses
News Media Group	$2,892.5	$2,826.5	$2,648.3	2.3	6.7
About.com (from March 18, 2005)	49.4	32.3	—	53.1	N/A
Corporate	54.2	52.8	48.5	2.6	8.8
Total	$2,996.1	$2,911.6	$2,696.8	2.9	8.0

News Media Group

In 2006, costs for the News Media Group increased 2.3% ($66.0 million) compared to 2005 primarily due to increased compensation-related expenses ($29.3 million), depreciation and amortization expense ($24.4 million), and outside printing and distribution expense ($20.4 million), which were partially offset by lower staff reduction costs ($22.9 million). Increases in compensation-related expenses were primarily due to higher incentive and benefit costs partially offset by savings due to staff reductions. Depreciation expense increased primarily due to the accelerated depreciation for certain assets at our Edison, N.J., printing plant, which we are in the process of closing ($20.8 million).

In 2005, costs and expenses for the News Media Group increased 6.7% ($178.3 million) due to staff reduction expenses ($53.5 million) and the recognition of stock-based compensation (21.9 million) expense as well as increased distribution ($22.2 million), promotion and outside printing expenses ($32.6 million), mainly because of circulation initiatives, and higher newsprint ($24.5 million) and compensation-related expense ($14.5 million).

About.com

Costs and expenses for About.com increased 53.1% from $32.3 million to $49.4 million primarily due to higher compensation-related expenses ($5.2 million), and editorial costs ($4.3 million). Additionally, 2006 reflected costs for the entire year, while 2005 only included costs from the date of acquisition.

Corporate

Costs and expenses for Corporate increased in 2006 compared with 2005 primarily due to increased compensation-related expenses partially offset by decreases in professional fees.

Costs and expenses for Corporate increased in 2005 compared with 2004 primarily due to increased compensation-related expenses (including stock-based compensation).

Depreciation and Amortization

Consolidated depreciation and amortization by reportable segment, Corporate and the Company as a whole, were as follows:

				% Change
(In millions)	2006	2005	2004	06-05	05-04
Depreciation and Amortization
News Media Group	$143.7	$119.3	$124.6	20.4	(4.3)
About.com (from March 18, 2005)	11.9	9.2	—	30.1	N/A
Corporate	6.7	7.0	9.4	(4.0)	(25.6)
Total Depreciation and Amortization	$162.3	$135.5	$134.0	19.8	1.0

Results of Operations – THE NEW YORK TIMES COMPANY P.35

In 2006, depreciation and amortization increased compared to 2005 primarily due to the accelerated depreciation for certain assets at our Edison, N.J., printing plant, which we are in the process of closing.

Impairment of Intangible Assets

Our annual impairment tests resulted in a non-cash impairment charge of $814.4 million ($735.9 million after tax, or $5.09 per share) related to the write-down of intangible assets of the New England Media Group. The New England Media Group, which includes the Globe, Boston.com and the Worcester Telegram & Gazette, is part of our News Media Group reportable segment. The majority of the charge is not tax deductible because the 1993 acquisition of the Globe was structured as a tax-free stock transaction. The impairment charge, which is included in the line item "Impairment of intangible assets" in our 2006 Consolidated Statement of Operations, is presented below by intangible asset:

(In millions)	Pre-tax	Tax	After-tax
Goodwill	$782.3	$65.0	$717.3
Customer list	25.6	10.8	14.8
Newspaper masthead	6.5	2.7	3.8
Total	$814.4	$78.5	$735.9

The impairment of the intangible assets mainly resulted from declines in current and projected operating results and cash flows of the New England Media Group due to, among other factors, advertiser consolidations in the New England area and increased competition with online media. These factors resulted in the carrying value of the intangible assets being greater than their fair value, and therefore a write-down to fair value was required.

The fair value of goodwill is the residual fair value after allocating the total fair value of the New England Media Group to its other assets, net of liabilities. The total fair value of the New England Media Group was estimated using a combination of a discounted cash flow model (present value of future cash flows) and two market approach models (a multiple of various metrics based on comparable businesses and market transactions).

The fair value of the customer list and masthead was calculated by estimating the present value of future cash flows associated with each asset.

Gain on Sale of Assets

In the first quarter of 2005, we recognized a pre-tax gain of $122.9 million from the sale of our existing New York City headquarters as well as property in Florida.

Operating Profit

Consolidated operating profit by reportable segment, Corporate and the Company as a whole, were as follows:

				% Change
(In millions)	2006	2005 (Restated)	2004 (Restated)	06-05	05-04 (Restated)
Operating Profit (Loss):
News Media Group	$317.2	$360.6	$511.1	(12.1)	(29.4)
About.com (from March 18, 2005)	30.8	11.7	—	*	N/A
Corporate	(54.2)	(52.7)	(48.5)	2.6	8.8
Impairment of intangible assets	(814.4)	—	—	N/A	N/A
Gain on sale of assets	—	122.9	—	N/A	N/A
Total Operating (Loss)/Profit	$(520.6)	$442.5	$462.6	*	(4.3)

*  Represents an increase or decrease in excess of 100%.

We discuss the reasons for the year-to-year changes in each segment's and Corporate's operating profit in the "Revenues" and "Costs and Expenses" sections above.

NON-OPERATING ITEMS

Net Income/(Loss) from Joint Ventures

We have investments in Metro Boston, two paper mills (Malbaie and Madison) and NESV, which are accounted for under the equity method. Our proportionate share of these investments is recorded in "Net income from joint ventures" in our Consolidated Statements of Operations. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding these investments. In October 2006, we sold our 50% ownership interest in Discovery Times Channel, a digital cable channel, for $100 million, resulting in a pre-tax loss of $7.8 million.

P. 36 2006 ANNUAL REPORT – Results of Operations

Net income from joint ventures increased in 2006 to $19.3 million from $10.1 million in 2005. While 2006 included a loss of $7.8 million from the sale of our interest in Discovery Times Channel, it was more than offset by higher results from all of our equity investments.

We recorded income from joint ventures of $10.1 million in 2005 and $0.2 million in 2004. The increase in 2005 was primarily due to improved performance at Discovery Times Channel and NESV.

Interest Expense, Net

Interest expense, net, was as follows:

(In millions)	2006	2005	2004
Interest expense	$73.5	$60.0	$51.4
Loss from extinguishment of debt	—	4.8	—
Interest income	(7.9)	(4.4)	(2.4)
Capitalized interest	(14.9)	(11.2)	(7.2)
Interest expense, net	$50.7	$49.2	$41.8

"Interest expense, net" increased in 2006 compared with 2005 and in 2005 compared with 2004 due to higher levels of debt outstanding and higher short-term interest rates. The increases were partially offset by higher levels of capitalized interest related to our new headquarters as well as higher interest income. Interest income was primarily related to funds we advanced on behalf of our development partner for the construction of our new headquarters.

Other Income

"Other income" in our Consolidated Statements of Operations includes the following items:

(In millions)	2005	2004
Non-compete agreement	$4.2	$5.0
Advertising credit	—	3.2
Other income	$4.2	$8.2

We entered into a five-year $25 million non-compete agreement in connection with the sale of the Santa Barbara News-Press in 2000. This income was recognized on a straight-line basis over the life of the agreement, which ended in October 2005. The advertising credit relates to credits for advertising that we issued that were not used within the allotted time by the advertiser.

Income Taxes

In 2006, the effective income tax rate was 3.0% because the majority of the non-cash impairment charge of $814.4 million at the New England Media Group is non-deductible for tax purposes. Excluding the non-cash charge, the effective income tax rate would have been 36.2% in 2006 compared with 40.2% in 2005 and 38.1% in 2004. The decrease in the effective income tax rate in 2006 compared to 2005 is primarily due to non-taxable income related to our retiree drug subsidy and higher non-taxable income from our corporate-owned life insurance plan. The increase in the effective income tax rate in 2005 compared to 2004 is primarily due to the tax effect of the gain from selling our current headquarters in 2005.

Discontinued Operations

In January 2007, we entered into an agreement to sell our Broadcast Media Group, consisting of nine network-affiliated television stations, their Web sites and the digital operating center, for $575 million in cash. This decision was a result of our ongoing analysis of our business portfolio and will allow us to place an even greater emphasis on developing and integrating our print and growing digital resources. The transaction is subject to regulatory approvals and is expected to close in the first half of 2007.

In accordance with the provisions of FAS No. 144, Accounting for the Impairment of Long-Lived Assets ("FAS 144"), the Broadcast Media Group's results of operations are presented as discontinued operations and certain assets and liabilities are classified as held for sale for all periods presented in our Consolidated Financial Statements. The results of operations presented as discontinued operations are summarized below.

See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding discontinued operations.

(In millions)	2006	2005	2004
Revenues	$156.8	$139.0	$145.6
Total costs and expenses	115.4	111.9	107.2
Pre-tax income	41.4	27.1	38.4
Income taxes	16.7	11.1	15.7
Cumulative effect of a change in accounting principle, net of income taxes	—	(0.3)	—
Discontinued operations, net of income taxes	$24.7	$15.7	$22.7

Cumulative Effect of a Change in Accounting Principle

In March 2005, the FASB issued FASB Interpretation No. ("FIN") 47, Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB

Results of Operations – THE NEW YORK TIMES COMPANY P.37

Statement No. 143 ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 was effective no later than the end of fiscal year ending after December 15, 2005. We adopted FIN 47 effective December 2005 and accordingly recorded an after tax charge of $5.5 million or $.04 per diluted share ($9.9 million pre-tax) as a cumulative effect of a change in accounting principle in our Consolidated Statement of Operations. A portion of the 2005 charge has been reclassified to conform to the 2006 presentation of the Broadcast Media Group as a discontinued operation.

See Note 8 of the Notes to the Consolidated Financial Statements for additional information regarding the cumulative effect of this accounting change.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents information about our financial position as of December 2006 and December 2005.

Financial Position Summary
(In millions)	2006	2005 (Restated)	% Change 06-05
Cash and cash equivalents	$72.4	$44.9	61.1
Short-term debt(1)	650.9	498.1	30.7
Long-term debt(1)	795.0	898.3	(11.5)
Stockholders' equity	819.8	1450.8	(43.5)
Ratios:
Total debt to total capitalization	64%	49%	30.6
Current ratio	.91	.95	(4.2)

(1)  Short-term debt includes the current portion of long-term debt (none in 2005), commercial paper outstanding and current portion of capital lease obligations and, in 2006, a construction loan discussed below. Long-term debt also includes the long-term portion of capital lease obligations.

In 2007 we expect our cash balance, cash provided from operations, and available third-party financing, described below, to be sufficient to meet our normal operating commitments and debt service requirements, to fund planned capital expenditures, to pay dividends to our stockholders, to repurchase shares of our Class A Common Stock and to make contributions to our pension plans. In addition, we expect to use the proceeds from the sales of the Broadcast Media Group and WQEW to reduce our debt, which will increase our borrowing capacity in the future for potential acquisitions, investments or capital projects.

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions. These repurchases may be suspended from time to time or discontinued. In 2006 we repurchased 2.2 million shares of Class A Common Stock at a cost of approximately $51 million, and in 2005 we repurchased 1.7 million shares of Class A Common Stock at a cost of approximately $57 million.

For the June 2006 dividend on our Class A and Class B Common Stock, the Board of Directors authorized a $.01 per share increase in the quarterly dividend on our Class A and Class B Common Stock to $.175 per share from $.165 per share. Subsequent quarterly dividend payments in September and December 2006 were also made at this rate. We paid dividends of approximately $100 million in 2006, $95 million in 2005 and $90 million in 2004.

In 2006 and 2005 we made contributions of $15.3 million and $54.0 million, respectively to our qualified pension plans.

Plant Consolidation

In July 2006, we announced plans to consolidate our New York metro area printing into our newer facility in College Point, N.Y., and to close our older Edison, N.J., facility. We expect to save $30 million in lower operating costs annually and to avoid the need for approximately $50 million in capital investment at the Edison facility over the next 10 years. We expect to incur capital expenditures of $135 million related to the plant consolidation. We have identified total costs to close the Edison facility in the range of $104 million to $128 million, principally consisting of accelerated depreciation charges, as well as staff reduction charges and plant restoration costs. We expect to exit the facility in the second quarter of 2008 and, depending on the disposition of the property, may recognize additional charges with respect to our lease, which continues through 2018.

P.38 2006 ANNUAL REPORT – Liquidity and Capital Resources

New Headquarters Building

We are nearing completion of our new headquarters building in New York City (the "Building"), which we expect to occupy in the second quarter of 2007. In August 2006, the Building was converted to a leasehold condominium, and one of our wholly owned subsidiaries ("NYT") and a subsidiary of Forest City Ratner Companies ("FC"), our development partner, each acquired ownership of its respective leasehold condominium units. See Note 19 of the Notes to the Consolidated Financial Statements for additional information regarding the Building.

Before the Building was converted to a leasehold condominium, the leasehold interest in the Building was held by a limited liability company in which NYT and FC are members (the "Building Partnership"). Because the Company has a majority interest in the Building Partnership, FC's interest in the Building was consolidated in our financial statements. As a result of the Building's conversion to a leasehold condominium, the Building Partnership no longer holds any leasehold interest in the Building, and FC's condominium units and capital expenditures (see below) are no longer consolidated in our financial statements.

Actual and anticipated capital expenditures in connection with the Building, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures

(In millions)	NYT
2001-2006	$434
2007	$170-$190
Total	$604-$624
Less: net sale proceeds(1)	$106
Total, net of sale proceeds	$498-$518	(2)

(1)  Represents cash proceeds from the sale of our existing headquarters, net of income taxes and transaction costs.

(2)  Includes estimated capitalized interest and salaries of $40 to $50 million.

FC's capital expenditures were consolidated in our financial statements through August 2006, when the Building was converted to a leasehold condominium. FC's actual capital expenditures from 2001, the beginning of the project, through August 2006 were approximately $239 million.

In addition to other sources of liquidity described below under "– Third-Party Financing," our investment in the Building also represents a potential source of funding for us. After substantial completion, which we expect will be in the third quarter of 2007, we may consider whether to enter into financing arrangements for our condominium interest, such as mortgage financing. The decision of whether or not to do so will depend upon our capital requirements, market conditions and other factors.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

				% Change
(In millions)	2006	2005 (Restated)	2004 (Restated)	06-05	05-04 (Restated)
Operating activities	$422.3	$294.3	$444.0	43.5	(33.7)
Investing activities	$(288.7)	$(495.5)	$(192.1)	(41.7)	*
Financing activities	$(106.2)	$204.4	$(249.2)	*	*

*  Represents an increase or decrease in excess of 100%.

Liquidity and Capital Resources – THE NEW YORK TIMES COMPANY P.39

Our current priorities for use of cash are:

–  Investing in high-return capital projects that will improve operations, increase revenues and reduce costs,

–  Construction of the Building,

–  Making acquisitions and investments that are both financially and strategically sound,

–  Reducing our debt to allow for financing flexibility in the future,

–  Providing our shareholders with a competitive dividend, and

–  Repurchasing our stock.

Operating Activities

The primary source of our liquidity is cash flows from operating activities. The key component of operating cash flow is cash receipts from advertising customers. Advertising has provided approximately 65% of total revenues over the past three years. Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as TimesSelect, wholesale delivery operations, news services, direct marketing, digital archives, and commercial printing. Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

Net cash provided by operating activities increased approximately $128 million in 2006 compared with 2005. In 2006, accounts receivable collections were higher than in 2005 due to the additional week in our 2006 fiscal year, which resulted in increased collections from our customers. In 2005, we paid higher income taxes related to the gain on the sale of our current headquarters and made higher pension contributions to our qualified pension plans. Our contributions to our qualified pension plans decreased in 2006 primarily due to an increase in interest rates and better performance of our pension assets.

Net cash provided by operating activities decreased in 2005 primarily due to lower cash earnings. In 2005, while revenues increased approximately 2% over 2004, this increase was more than offset by an 8% increase in costs and expenses. In addition, income taxes paid were higher in 2005 compared with 2004 due to the gain on the sale of our current headquarters.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investment activities generally includes payments for the acquisition of new businesses, equity investments and capital expenditures.

Net cash used in investing activities decreased in 2006 compared with 2005, primarily due to lower acquisition activity. In 2006 we acquired Baseline and Calorie-Count for approximately $35 million and in 2005 we acquired About.com, KAUT-TV and North Bay Business Journal for approximately $438 million. In 2005, we also received proceeds of approximately $183 million from the sale of our current New York headquarters and property in Sarasota, Fla. In 2006, we received $100 million from the sale of our 50% ownership interest in Discovery Times Channel, and we had additional capital expenditures primarily related to the construction of the Building.

Net cash used in investing activities increased in 2005 compared with 2004 primarily due to the acquisitions and investment made in 2005 partially offset by proceeds from the sale of assets.

Capital expenditures (on an accrual basis) were $358.4 million in 2006, $229.5 million in 2005 and $211.2 million in 2004. The 2006, 2005 and 2004 amounts include costs related to the Building of approximately $192 million, $87 million and $58 million as well as our development partner's costs, of $55 million, $54 million and $42 million, respectively. See Note 19 of the Notes to the Consolidated Financial Statements for additional information regarding the Building.

Financing Activities

Cash from financing activities generally includes borrowings under our commercial paper program, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of our Class A Common Stock.

Net cash used in financing activities in 2006 was primarily for the payment of dividends ($100.1 million), the repayment of commercial paper borrowings ($74.4 million) and stock repurchases ($52.3 million), which were partially offset by borrowings under a construction loan, attributable to our development partner, in connection with the construction of the Building. See Note 19 of the Notes to the Consolidated Financial Statements.

Net cash provided by financing activities in 2005 was primarily from the issuance of commercial paper and long-term debt ($658.6 million) to finance the acquisition of About.com, partially offset by the repayment of long-term debt ($323.5 million), the

P.40 2006 ANNUAL REPORT – Liquidity and Capital Resources

payment of dividends ($94.5 million) and stock repurchases ($57.4 million). In 2004, net cash used in financing activities was primarily due to stock repurchases ($293.2 million) and the payment of dividends ($90.1 million).

See our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

–  a commercial paper facility,

–  revolving credit agreements and

–  medium-term notes.

Total unused borrowing capacity under all financing arrangements was $572.1 million as of December 2006.

Our total debt, including commercial paper, capital lease obligations, and a construction loan, was $1.4 billion as of December 2006 and 2005. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

Our short- and long-term debt is rated investment grade by the major rating agencies. In May 2006, Moody's Investors Service lowered its rating on our long-term debt to Baa1 from A2 and lowered its rating on our short-term debt to P2 from P1. In July 2006, Standard and Poor's lowered its rating on our long-term debt to A- from A and lowered its rating on our short-term debt to A-2 from A-1. In December 2006, Standard and Poor's lowered its rating on our long-term debt and senior unsecured debt to BBB+ from A-. We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect the downgrades of our long-term and short-term debt ratings to have any material impact on our ability to borrow. However, as a result of these downgrades, we may incur higher borrowing costs for any future long-term and short-term issuances. We do not currently expect these to be significant.

Commercial Paper

Our liquidity requirements are primarily funded through the issuance of commercial paper. In the third quarter of 2006, we increased the amount available under our commercial paper program, which is supported by the revolving credit agreements described below, to $725 million from $600 million. Our commercial paper is unsecured and can have maturities of up to 270 days.

We had $422.0 million in commercial paper outstanding as of December 2006, with a weighted average interest rate of 5.5% per annum and an average of 63 days to maturity from original issuance. We had $496.5 million in commercial paper outstanding as of December 2005, with a weighted average interest rate of 4.3% per annum and an average of 53 days to maturity from original issuance.

Revolving Credit Agreements

The primary purpose of our $800 million revolving credit agreements is to support our commercial paper program. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. In June 2006, we replaced our $270 million multi-year credit agreement with a $400 million credit agreement maturing in June 2011. Of the total $800.0 million available under the two revolving credit agreements ($400 million credit agreement maturing in May 2009 and $400 million credit agreement maturing in June 2011), we have issued letters of credit of approximately $31 million. The remaining balance of approximately $769 million supports our commercial paper program discussed above. There were no borrowings outstanding under the revolving credit agreements as of December 2006.

Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.

The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity (as defined in the agreements). The amount of stockholders' equity in excess of the required levels was approximately $618 million as of December 2006. The lenders under the revolving credit agreements have waived, effective December 31, 2006, any defaults that may have arisen under the agreements due to inclusion in previously issued financial statements of the reporting errors that led to the restatement described above and in Note 2 of the Notes to the Consolidated Financial Statements.

Medium-Term Notes

Our liquidity requirements may also be funded through the public offer and sale of notes under our $300.0 million medium-term note program. As of December 2006, we had issued $75.0 million of medium-term notes under this program. Under our current effective shelf registration, $225.0 million of medium-term notes may be issued from time to time.

Construction Loan

Until January 2007, we were a co-borrower under a $320 million non-recourse construction loan in connection with the construction of the Building. We did not draw down on the construction loan, which is being used by our development partner. However, as a co-borrower, we were required to record the amount outstanding of the construction loan on our financial statements. We also recorded a receivable

Liquidity and Capital Resources – THE NEW YORK TIMES COMPANY P.41

due from our development partner for the same amount outstanding under the construction loan. As of December 2006, $124.7 million was outstanding under the construction loan. See Notes 9 and 19 of the Notes to the Consolidated Financial Statements for additional information. In January 2007, through an amendment to the construction loan, we were released as a co-borrower, although the construction lender remains obligated to continue to fund the balance of the construction loan required to complete construction of the Building. See Note 20 of the Notes to the Consolidated Financial Statements.

Contractual Obligations

The information provided is based on management's best estimate and assumptions as of December 2006. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In millions)	Total	2007	2008-2009	2010-2011	Later Years
Long-term debt(1)	$825.5	$102.0	$148.5	$250.0	$325.0
Capital leases(2)	119.7	7.9	18.7	19.1	74.0
Operating leases(2)	86.9	19.4	19.8	12.5	35.2
Benefit plans(3)	984.3	82.0	169.1	180.9	552.3
Total	$2,016.4	$211.3	$356.1	$462.5	$986.5

(1)  Excludes commercial paper of $422.0 million as of December 2006. This amount will be paid in 2007. See Note 9 of the Notes to the Consolidated Financial Statements for additional information related to our commercial paper program and long-term debt.

(2)  See Note 19 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.

(3)  Includes estimated benefit payments, net of plan participant contributions, under our sponsored pension and postretirement plans. The liabilities related to both plans are included in "Pension benefits obligation" and "Postretirement benefits obligation" in our Consolidated Balance Sheets. Payments included in the table above have been estimated over a ten-year period; therefore the amounts included in the "Later Years" column include payments for the period of 2011-2015. While benefit payments under these plans are expected to continue beyond 2015, we believe that an estimate beyond this period is unreasonable. See Notes 12 and13 of the Notes to the Consolidated Financial Statements for additional information related to our pension and postretirement plans.

In addition to the pension and postretirement liabilities included in the table above, "Other Liabilities-Other" in our Consolidated Balance Sheets include liabilities related to i) deferred compensation, primarily consisting of our deferred executive compensation plan (the "DEC plan"), ii) tax contingencies and iii) various other liabilities. These liabilities are not included in the table above primarily because the future payments are not determinable. The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. While the deferrals are initially for a period of a minimum of two years (after which time taxable distributions must begin), the executive has the option to extend the deferral period. Therefore, the future payments under the DEC plan are not determinable. Our tax contingency liability is related to various current and potential tax audit issues. This liability is determined based on our estimate of whether additional taxes will be due in the future. Any additional taxes due will be determined only upon the completion of current and future tax audits, and the timing of such payments, which are not expected within one year, cannot be determined. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on "Other Liabilities-Other."

We have a contract with a major paper supplier to purchase newsprint. The contract requires us to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement at market rate in an arms-length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases are excluded from the table above.

Off-Balance Sheet Arrangements

We have outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe and on behalf of third parties that provide printing and distribution services for The Times's National Edition. As of December 2006, the aggregate potential liability under these guarantees was approximately $30 million. See Note 19 of the Notes to the Consolidated Financial Statements for additional information regarding our guarantees as well as our commitments and contingent liabilities.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of these financial statements requires management to make

P.42 2006 ANNUAL REPORT – Critical Accounting Policies

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

Long-Lived Assets

Goodwill and other intangible assets not amortized are tested for impairment in accordance with FAS No. 142, Goodwill and Other Intangible Assets ("FAS 142"), and all other long-lived assets are tested for impairment in accordance with FAS 144.

Long-Lived Assets

(In millions)	2006	2005 (Restated)
Long-lived assets	$2,160	$2,977
Total assets	3,856	$4,564
Percentage of long-lived assets to total assets	56%	65%

The impairment analysis is considered critical to our segments because of the significance of long-lived assets to our Consolidated Balance Sheets.

We evaluate whether there has been an impairment of goodwill or intangible assets not amortized on an annual basis or if certain circumstances indicate that a possible impairment may exist. All other long-lived assets are tested for impairment if certain circumstances indicate that a possible impairment exists. We test for goodwill impairment at the reporting unit level as defined in FAS 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the fair value of the goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings.

Intangible assets that are not amortized (e.g., mastheads and FCC licenses) are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

All other long-lived assets (intangible assets that are amortized, such as a subscriber list, and property, plant and equipment) are tested for impairment at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset is i) not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and ii) is greater than its fair value.

The significant estimates and assumptions used by management in assessing the recoverability of long-lived assets are estimated future cash flows, present value discount rate, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

In addition to the testing above, which is done on an annual basis, management uses certain indicators to evaluate whether the carrying value of its long-lived assets may not be recoverable, such as i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels and ii) a significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity.

Management has applied what it believes to be the most appropriate valuation methodology for each of its reporting units.

Critical Accounting Policies – THE NEW YORK TIMES COMPANY P.43

Retirement Benefits

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by FAS No. 87, Employers' Accounting for Pensions ("FAS 87"), FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106"), and FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("FAS 158").

We adopted FAS 158 as of December 31, 2006. FAS 158 requires an entity to recognize the funded status of its defined benefit plans – measured as the difference between plan assets at fair value and the benefit obligation – on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.

As of December 31, 2006, our pension obligation was approximately $390 million (net of a pension asset of approximately $8 million), including approximately $142 million, representing the underfunded status of our qualified pension plans, and approximately $248 million, representing the unfunded status of our non-qualified pension plans. Of the total net pension obligation, approximately $322 million is recorded through accumulated other comprehensive income, of which approximately $310 million represents unrecognized actuarial losses and approximately $12 million represents unrecognized prior service costs.

As of December 31, 2006, our postretirement obligation was approximately $270 million, representing the unfunded status of our postretirement plans. Approximately $4 million of income is recorded through accumulated other comprehensive income, of which approximately $81 million represents unrecognized prior service credits, partially offset by approximately $77 million of unrecognized actuarial losses.

The amounts recorded within accumulated other comprehensive income will be recognized through pension or postretirement expense in future periods. See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for additional information.

Pension & Postretirement Liabilities

(In millions)	2006	2005 (Restated)
Pension & postretirement liabilities	$668	$649
Total liabilities	$3,030	$2,924
Percentage of pension & postretirement liabilities to total liabilities	22%	22%

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

Our key retirement benefit assumptions are discussed in further detail under "– Pension and Postretirement Benefits."

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of FAS 123-R. Under the fair value recognition provisions of FAS 123-R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 16 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

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

P.44 2006 ANNUAL REPORT – Critical Accounting Policies

developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. The completion of these audits could result in an increase to or a refund of amounts previously paid to the taxing jurisdictions. We do not expect the completion of these audits to have a material effect on our Consolidated Financial Statements.

Self-Insurance

We self-insure for workers' compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $71 million as of December 2006 and $68 million as of December 2005.

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

Accounts Receivable Allowances

(In millions)	2006	2005 (Restated)
Accounts receivable allowances	$36	$40
Accounts receivable-net	403	440
Accounts receivable-gross	$439	$480
Total current assets	$1,185	$1,015
Percentage of accounts receivable allowances to gross accounts receivable	8%	8%
Percentage of net accounts receivable to current assets	34%	43%

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

PENSION AND POSTRETIREMENT BENEFITS

Pension Benefits

We sponsor several pension plans, and make contributions to several others that are considered multi-employer pension plans, in connection with collective bargaining agreements. These plans cover substantially all employees.

Our company-sponsored plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit provision formulas detailed in each plan. Our non-qualified plans provide retirement benefits only to certain highly compensated employees.

We also have a foreign-based pension plan for certain IHT employees (the "foreign plan"). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.

Prior to the fourth quarter of 2006, a pension plan between the Company and its subsidiaries, on the one hand, and The New York Times Newspaper Guild, on the other, was accounted for as a multi-employer pension plan. We have concluded that it should have been accounted for as a single-employer pension plan and have restated prior periods to account for the plan under FAS 87. See Note 2 of the Notes to the Consolidated Financial Statements.

Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.

Long-Term Rate of Return on Assets

In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Additionally, we

Pension and Postretirement Benefits – THE NEW YORK TIMES COMPANY P.45

considered our historical 10-year and 15-year compounded returns, which have been in excess of our forward-looking return expectations.

The expected long-term rate of return determined on this basis was 8.75% in 2006. We anticipate that our pension assets will generate long-term returns on assets of at least 8.75%. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% to 75% with equity managers, with an expected long-term rate of return on assets of 10%, and 25% to 35% with fixed income/real estate managers, with an expected long-term rate of return on assets of 6%.

Our actual asset allocation as of December 2006 was in line with our expectations. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

We believe that 8.75% is a reasonable expected long-term rate of return on assets. Our plan assets had a rate of return of approximately 16% for 2006 and 12% for the three years ended December 2006.

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

If we had decreased our expected long-term rate of return on our plan assets by 0.5% in 2006, pension expense would have increased by approximately $6 million in 2006 for our qualified pension plans. Our funding requirements would not have been materially affected.

See Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.

Discount Rate

We select a discount rate utilizing a methodology that equates the plans' projected benefit obligations to a present value calculated using the Citigroup Pension Discount Curve.

The methodology described above includes producing a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by FAS 87. For active participants, service is projected to the end of the current measurement date and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the Annual Spot Rates provided in the Citigroup Pension Discount Curve. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the Citigroup annual rates. The discount rate determined on this basis increased to 6.00% as of December 2006 from 5.50% as of December 2005.

If we had decreased the expected discount rate by 0.5% in 2006, pension expense would have increased by approximately $15 million for our qualified pension plans and $1 million for our non-qualified pension plans. Our funding requirements would not have been materially affected.

We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, including the expected long-term rate of return on assets and discount rate, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors related to the populations participating in the pension plans.

Postretirement Benefits

We provide health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. Our policy is to pay our portion of insurance premiums and claims from our assets.

In addition, we contribute to a postretirement plan under the provisions of a collective bargaining agreement. Prior to the fourth quarter of 2006, a postretirement plan between the Company and its subsidiaries, on the one hand, and The New York Times Newspaper Guild, on the other, was accounted for as a multi-employer plan. We have concluded that it should have been accounted for as a single-employer plan and have restated prior periods to account for this plan under FAS 106. See Note 2 of the Notes to the Consolidated Financial Statements.

P. 46 2006 ANNUAL REPORT – Pension and Postretirement Benefits

In accordance with FAS 106, we accrue the costs of postretirement benefits during the employees' active years of service.

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate range used to calculate the 2006 postretirement expense decreased to 5% to 10.5% from 5% to 11.5%. A 1% increase/decrease in the health-care cost trend rates range would result in an increase of approximately $4 million or a decrease of approximately $3 million in our 2006 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A 1% increase/decrease in the health-care cost trend rates would result in an increase of approximately $32 million or a decrease of approximately $26 million, in our accumulated benefit obligation as of December 2006. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See "– Pension Benefits" above for a discussion about our discount rate assumption.

In February 2006 we announced amendments, such as the elimination of retiree-medical benefits to new employees and the elimination of life insurance benefits to new retirees, to our postretirement benefit plans effective January 1, 2007. In addition, effective February 1, 2007 certain retirees at the New England Media Group were moved to a new benefits plan. In connection with this change, the insurance premiums were reduced with benefits comparable to that of the previous benefits plan. These changes will reduce our future obligations and expense under these plans.

See Note 13 of the Notes to the Consolidated Financial Statements for additional information regarding our postretirement plans.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions ("tax positions"). FIN 48 requires that we recognize in our financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We estimate that a cumulative effect adjustment of approximately $21 to $26 million will be charged to retained earnings to increase reserves for uncertain tax positions. This estimate is subject to revision as we complete our analysis.

In September 2006, FASB issued FAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting FAS 157 on our financial statements.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.

Recent Accounting Pronouncements – THE NEW YORK TIMES COMPANY P.47

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is principally associated with the following:

–  Interest rate fluctuations related to our debt obligations, which are managed by balancing the mix of variable- versus fixed-rate borrowings. Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $3.4 million (pre-tax) in 2006 and $3.7 million (pre-tax) in 2005.

–  Newsprint is a commodity subject to supply and demand market conditions. We have equity investments in two paper mills, which provide a partial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented 11% of our total costs and expenses in 2006 and 2005. Based on the number of newsprint tons consumed in 2006 and 2005, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of approximately $4 million (pre-tax) in 2006 and approximately $5 million in 2005.

–  A significant portion of our employees are unionized and our results could be adversely affected if labor negotiations were to restrict our ability to maximize the efficiency of our operations. In addition, if we experienced labor unrest, our ability to produce and deliver our most significant products could be impaired.

See Notes 7, 9, 10 and 19 of the Notes to the Consolidated Financial Statements.

P. 48 2006 ANNUAL REPORT

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE NEW YORK TIMES COMPANY 2006 FINANCIAL REPORT

INDEX	PAGE
Management's Responsibilities Report	50

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	51

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	52

Consolidated Statements of Operations for the fiscal years ended December 31, 2006, December 25, 2005 (restated) and December 26, 2004 (restated)	54

Consolidated Balance Sheets as of December 31, 2006 and December 25, 2005 (restated)	55

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2006, December 25, 2005 (restated) and December 26, 2004 (restated)	57

Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended December 31, 2006, December 25, 2005 (restated) and December 26, 2004 (restated)	59

Notes to the Consolidated Financial Statements	62

Quarterly Information (unaudited)	100

Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 31, 2006, December 25, 2005 (restated) and December 26, 2004 (restated)	110

THE NEW YORK TIMES COMPANY P.49

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

Management is further responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company follows and continuously monitors its policies and procedures for internal control over financial reporting to ensure that this objective is met (see "Management's Report on Internal Control Over Financial Reporting" in "Item 9A – Controls and Procedures").

The consolidated financial statements were audited by Deloitte & Touche LLP, an independent registered public accounting firm. Their audit was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and their report is shown on page 51.

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

THE NEW YORK TIMES COMPANY	THE NEW YORK TIMES COMPANY

BY: JANET L. ROBINSON President and Chief Executive Officer March 1, 2007	BY: JAMES M. FOLLO Senior Vice President and Chief Financial Officer March 1, 2007

P. 50 2006 ANNUAL REPORT – Management's Responsibilities Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

The New York Times Company

New York, NY

We have audited the accompanying consolidated balance sheets of The New York Times Company (the "Company") as of December 31, 2006 and December 25, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed at Item 15(A)(2) of the Company's 2006 Annual Report on Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 31, 2006 and December 25, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as revised, effective December 27, 2004. Also, as discussed in Note 8 to the consolidated financial statements, in 2005 the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143," effective December 25, 2005. Also, as discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," relating to the recognition and related disclosure provisions, effective December 31, 2006.

As discussed in Note 2, the accompanying 2005 and 2004 consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

New York, NY

March 1, 2007

Report of Independent Registered Public Accounting Firm – THE NEW YORK TIMES COMPANY P.51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

The New York Times Company

New York, NY

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (see Item 9A), that The New York Times Company (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: The Company did not design control procedures to appropriately consider the multi-employer versus single-employer status of collectively-bargained pension and benefit plans, leading to inappropriate accounting for certain plan liabilities in accordance with generally accepted accounting principles. Such material weakness resulted in material adjustments to certain plan liabilities within the current and prior period financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

P.52 2006 ANNUAL REPORT – Report of Independent Registered Public Accounting Firm

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 1, 2007 expresses an unqualified opinion and includes an explanatory paragraph referring to the Company's adoption of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," relating to the recognition and related disclosure provisions, effective December 31, 2006, and includes an explanatory paragraph regarding the restatement of the consolidated financial statements as discussed in Note 2 to the consolidated financial statements.

Deloitte & Touche LLP

New York, NY

March 1, 2007

Report of Independent Registered Public Accounting Firm – THE NEW YORK TIMES COMPANY P.53

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share data)	2006	2005 (Restated) (See Note 2)	2004 (Restated) (See Note 2)
Revenues
Advertising	$2,153,936	$2,139,486	$2,053,378
Circulation	889,722	873,975	883,995
Other	246,245	217,667	222,039
Total	3,289,903	3,231,128	3,159,412
Costs and Expenses
Production costs
Raw materials	330,833	321,084	296,594
Wages and benefits	665,304	652,216	635,087
Other	533,392	495,588	474,978
Total production costs	1,529,529	1,468,888	1,406,659
Selling, general and administrative expenses	1,466,552	1,442,690	1,290,140
Total costs and expenses	2,996,081	2,911,578	2,696,799
Impairment of intangible assets	814,433	—	—
Gain on sale of assets	—	122,946	—
Operating (Loss)/Profit	(520,611)	442,496	462,613
Net income from joint ventures	19,340	10,051	240
Interest expense, net	50,651	49,168	41,760
Other income	—	4,167	8,212
(Loss)/income from continuing operations before income taxes and minority interest	(551,922)	407,546	429,305
Income taxes	16,608	163,976	163,731
Minority interest in net loss/(income) of subsidiaries	359	(257)	(589)
(Loss)/income from continuing operations	(568,171)	243,313	264,985
Discontinued operations, net of income taxes – Broadcast Media Group	24,728	15,687	22,646
Cumulative effect of a change in accounting principle, net of income taxes	—	(5,527)	—
Net (loss)/income	$(543,443)	$253,473	$287,631
Average number of common shares outstanding
Basic	144,579	145,440	147,567
Diluted	144,579	145,877	149,357
Basic (loss)/earnings per share:
(Loss)/income from continuing operations	$(3.93)	$1.67	$1.80
Discontinued operations, net of income taxes – Broadcast Media Group	0.17	0.11	0.15
Cumulative effect of a change in accounting principle, net of income taxes	—	(0.04)	—
Net (loss)/income	$(3.76)	$1.74	$1.95
Diluted (loss)/earnings per share:
(Loss)/income from continuing operations	$(3.93)	$1.67	$1.78
Discontinued operations, net of income taxes – Broadcast Media Group	0.17	0.11	0.15
Cumulative effect of a change in accounting principle, net of income taxes	—	(0.04)	—
Net (loss)/income	$(3.76)	$1.74	$1.93
Dividends per share	$.69	$.65	$.61

See Notes to the Consolidated Financial Statements

P. 54 2006 ANNUAL REPORT – Consolidated Statements of Operations

CONSOLIDATED BALANCE SHEETS

	December
(In thousands, except share and per share data)	2006	2005 (Restated) (See Note 2)
Assets
Current Assets
Cash and cash equivalents	$72,360	$44,927
Accounts receivable (net of allowances: 2006 - $35,840; 2005 - $39,654)	402,639	439,966
Inventories	36,696	32,100
Deferred income taxes	73,729	68,118
Assets held for sale	357,028	359,152
Other current assets	242,591	70,323
Total current assets	1,185,043	1,014,586
Investments in Joint Ventures	145,125	238,369
Property, Plant and Equipment
Land	65,808	61,021
Buildings, building equipment and improvements	718,061	705,652
Equipment	1,359,496	1,398,616
Construction and equipment installations in progress	529,546	501,544
Total - at cost	2,672,911	2,666,833
Less: accumulated depreciation and amortization	(1,297,546)	(1,265,465)
Property, plant and equipment - net	1,375,365	1,401,368
Intangible Assets Acquired
Goodwill	650,920	1,399,337
Other intangible assets acquired (less accumulated amortization of $224,487 in 2006 and $168,319 in 2005)	133,448	176,572
Total	784,368	1,575,909
Deferred income taxes	125,681	–
Miscellaneous Assets	240,346	333,846
Total Assets	$3,855,928	$4,564,078
Liabilities and Stockholders' Equity
Current Liabilities
Commercial paper outstanding	$422,025	$496,450
Accounts payable	242,528	208,520
Accrued payroll and other related liabilities	121,240	100,390
Accrued expenses	200,030	180,488
Unexpired subscriptions	83,298	81,870
Current portion of long-term debt and capital lease obligations	104,168	1,630
Construction loan	124,705	–
Total current liabilities	1,297,994	1,069,348
Other Liabilities
Long-term debt	720,790	821,962
Capital lease obligations	74,240	76,338
Deferred income taxes	–	26,278
Pension benefits obligation	384,277	380,257
Postretirement benefits obligation	256,740	268,569
Other	296,078	281,524
Total other liabilities	1,732,125	1,854,928
Minority Interest	5,967	188,976

See Notes to the Consolidated Financial Statements

Consolidated Balance Sheets – THE NEW YORK TIMES COMPANY P.55

	December
(In thousands, except share and per share data)	2006	2005 (Restated) (See Note 2)
Stockholders' Equity
Serial preferred stock of $1 par value - authorized 200,000 shares - none issued	$—	$—
Common stock of $.10 par value:
Class A - authorized 300,000,000 shares; issued: 2006 – 148,026,952; 2005 – 150,939,371 (including treasury shares: 2006 – 5,000,000; 2005 - 6,558,299)	14,804	15,094
Class B - convertible - authorized 832,592 shares; issued: 2006 – 832,592 and 2005 - 834,242 (including treasury shares: 2006 - none and 2005 - none)	82	83
Additional paid-in capital	–	55,148
Retained earnings	1,111,006	1,815,199
Common stock held in treasury, at cost	(158,886)	(261,964)
Accumulated other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	20,984	11,498
Funded status of benefit plans	(168,148)	–
Unrealized derivative gain on cash-flow hedges	—	1,262
Minimum pension liability	–	(185,215)
Unrealized loss on marketable securities	–	(279)
Total accumulated other comprehensive loss, net of income taxes	(147,164)	(172,734)
Total stockholders' equity	819,842	1,450,826
Total Liabilities and Stockholders' Equity	$3,855,928	$4,564,078

See Notes to the Consolidated Financial Statements

P. 56 2006 ANNUAL REPORT – Consolidated Balance Sheets

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	2006	2005 (Restated) (See Note 2)	2004 (Restated) (See Note 2)
Cash Flows from Operating Activities
Net (loss) income	$(543,443)	$253,473	$287,631
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Impairment of intangible assets	814,433	—	—
Depreciation	140,667	113,480	118,893
Amortization	29,186	30,289	23,635
Stock-based compensation	22,658	34,563	4,261
Cumulative effect of a change in accounting principle	–	5,852	—
(Undistributed earnings)/excess distributed earnings of affiliates	(5,965)	(919)	14,750
Minority interest in net (loss)/income of subsidiaries	(359)	257	589
Deferred income taxes	(139,904)	(34,772)	(484)
Long-term retirement benefit obligations	39,057	12,136	760
Gain on sale of assets	–	(122,946)	—
Excess tax benefits from stock-based awards	(1,938)	(5,991)	—
Other - net	9,499	2,572	(17,153)
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable - net	37,486	(35,088)	(3,418)
Inventories	(7,592)	554	(3,702)
Other current assets	(1,085)	29,743	(2,300)
Accounts payable	23,272	(3,870)	489
Accrued payroll and accrued expenses	(9,900)	20,713	7,049
Accrued income taxes	14,828	(9,934)	11,746
Unexpired subscriptions	1,428	4,199	1,292
Net cash provided by operating activities	422,328	294,311	444,038
Cash Flows from Investing Activities
Acquisitions	(35,752)	(437,516)	—
Capital expenditures	(332,305)	(221,344)	(188,451)
Investments sold/(made)	100,000	(19,220)	—
Proceeds on sale of assets	–	183,173	—
Other investing payments	(20,605)	(604)	(3,697)
Net cash used in investing activities	(288,662)	(495,511)	(192,148)
Cash Flows from Financing Activities
Commercial paper borrowings - net	(74,425)	161,100	107,370
Construction loan	61,120	—	—
Long-term obligations:
Increase	–	497,543	—
Reduction	(1,640)	(323,490)	(1,824)
Capital shares:
Issuance	15,988	14,348	41,090
Repurchases	(52,267)	(57,363)	(293,222)
Dividends paid to stockholders	(100,104)	(94,535)	(90,127)
Excess tax benefits from stock-based awards	1,938	5,991	—
Other financing proceeds/(payments) - net	43,198	811	(12,525)
Net cash (used in)/provided by financing activities	(106,192)	204,405	(249,238)
Net increase in cash and cash equivalents	27,474	3,205	2,652
Effect of exchange rate changes on cash and cash equivalents	(41)	(667)	290
Cash and cash equivalents at the beginning of the year	44,927	42,389	39,447
Cash and cash equivalents at the end of the year	$72,360	$44,927	$42,389

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows – THE NEW YORK TIMES COMPANY P.57

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Flow Information

	Years Ended
(In thousands)	2006	2005 (Restated) (See Note 2)	2004 (Restated) (See Note 2)
SUPPLEMENTAL DATA
Cash payments
– Interest	$71,812	$46,149	$47,900
– Income taxes, net of refunds	$152,178	$231,521	$166,497

Acquisitions and Investments

–  See Note 3 of the Notes to the Consolidated Financial Statements.

Other

–  In August 2006, the Company's new headquarters building was converted to a leasehold condominium, with the Company and its development partner acquiring ownership of their respective leasehold condominium units (see Note 19). The Company's capital expenditures include those of its development partner through August 2006. Cash capital expenditures attributable to the Company's development partner's interest in the Company's new headquarters were approximately $55 million in 2006, $49 million in 2005 and $34 million in 2004.

–  Investing activities—Other investing payments include cash payments by our development partner for deferred expenses related to their leasehold condominium units of approximately $20 million in 2006.

–  Financing activities—Other financing proceeds/ (payments)-net include cash received from the development partner for the repayment of the Company's loan receivable of approximately $43 million in 2006 and for capital expenditures of $1 million in 2005 and $12 million in 2004. The cash received in 2004 was offset by cash payments made by the Company to its development partner for excess capital contributions made of approximately $25 million in 2004.

Non-Cash

–  In August 2006, in connection with the conversion of the Company's new headquarters to a leasehold condominium, the Company made a non-cash distribution of its development partner's net assets of approximately $260 million. Beginning in September 2006, the Company recorded a non-cash receivable and loan payable for the amount that the Company's development partner drew down on the construction loan (see Note 19). The non-cash receivable and loan payable recorded for 2006 was approximately $64 million. See Note 19 for additional information regarding the Company's new headquarters.

–  Accrued capital expenditures were approximately $51 million in 2006, $25 million in 2005 and $22 million in 2004.

See Notes to the Consolidated Financial Statements

P.58 2006 ANNUAL REPORT – Supplemental Disclosures to Consolidated Statements of Cash Flows

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Capital Stock			Common Stock		Accumulated Other Comprehensive
(In thousands, except share and per share data)	Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Held in Treasury, at Cost	Deferred Compensation	Loss, Net of Income Tax	Total
Balance, December 2003
As Previously Reported	$15,856	$53,645	$1,790,801	$(381,004)	$(8,037)	$(79,019)	$1,392,242
Restatement Adjustments	—	—	642	—	—	(39,299)	(38,657)
Balance, December 2003 (Restated)	$15,856	$53,645	$1,791,443	$(381,004)	$(8,037)	$(118,318)	$1,353,585
Comprehensive income:
Net income (Restated)	—	—	287,631	—	—	—	287,631
Foreign currency translation gain	—	—	—	—	—	8,384	8,384
Unrealized derivative gain on cash-flow hedges (net of tax expense of $340)	—	—	—	—	—	485	485
Minimum pension liability (net of tax benefit of $2,333) (Restated)	—	—	—	—	—	(2,937)	(2,937)
Unrealized loss on marketable securities (net of tax benefit of $164)	—	—	—	—	—	(199)	(199)
Comprehensive income (Restated)	—	—	—	—	—	—	293,364
Dividends, common - $.61 per share	—	—	(90,127)	—	—	—	(90,127)
Issuance of shares:
Retirement units - 9,810 Class A shares	—	(334)	—	429	—	—	95
Employee stock purchase plan - 953,679 Class A shares	—	(8,295)	—	41,585	—	—	33,290
Restricted shares - 515,866 Class A shares	—	(1,997)	—	22,530	(20,533)	—	—
Stock options - 1,599,621 Class A shares	160	52,956	—	—	—	—	53,116
Stock-based compensation expense - Restricted Class A shares	—	—	—	—	4,261	—	4,261
Repurchase of stock - 6,852,643 Class A shares	—	—	—	(293,222)	—	—	(293,222)
Treasury stock retirement - 9,232,565 Class A shares	(923)	(95,975)	(308,377)	405,275	—	—	—
Balance, December 2004 (Restated)	15,093	—	1,680,570	(204,407)	(24,309)	(112,585)	1,354,362

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity – THE NEW YORK TIMES COMPANY P.59

	Capital Stock			Common Stock		Accumulated Other Comprehensive
(In thousands, except share and per share data)	Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Held in Treasury, at Cost	Deferred Compensation	Loss, Net of Income Tax	Total
Comprehensive income:
Net income (Restated)	—	—	253,473	—	—	—	253,473
Foreign currency translation loss	—	—	—	—	—	(7,918)	(7,918)
Unrealized derivative gain on cash-flow hedges (net of tax expense of $1,120)	—	—	—	—	—	1,386	1,386
Minimum pension liability (net of tax benefit of $41,164) (Restated)	—	—	—	—	—	(53,537)	(53,537)
Unrealized loss on marketable securities (net of tax benefit of $62)	—	—	—	—	—	(80)	(80)
Comprehensive income (Restated)	—	—	—	—	—	—	193,324
Dividends, common - $.65 per share	—	—	(94,535)	—	—	—	(94,535)
Issuance of shares:
Retirement units – 10,378 Class A shares	—	(345)	—	445	—	—	100
Employee stock purchase plan – 833 Class A shares	—	31	—	—	—	—	31
Stock options - 847,816 Class A shares	84	20,260	—	—	—	—	20,344
Stock conversions - 6,074 Class B shares to A shares	—	—	—	—	—	—	—
Restricted shares forfeited - 14,927 Class A shares	—	639	—	(639)	—	—	—
Reversal of deferred compensation	—	—	(24,309)	—	24,309	—	—
Stock-based compensation expense	—	34,563	—	—	—	—	34,563
Repurchase of stock - 1,734,099 Class A shares	—	—	—	(57,363)	—	—	(57,363)
Balance, December 2005 (Restated)	15,177	55,148	1,815,199	(261,964)	—	(172,734)	1,450,826

See Notes to the Consolidated Financial Statements

P.60 2006 ANNUAL REPORT – Consolidated Statements of Changes in Stockholders' Equity

	Capital Stock			Common Stock		Accumulated Other Comprehensive
(In thousands, except share and per share data)	Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Held in Treasury, at Cost	Deferred Compensation	Loss, Net of Income Tax	Total
Comprehensive loss:
Net loss	–	–	(543,443)	–	–	–	(543,443)
Foreign currency translation gain	–	–	–	–	–	9,487	9,487
Unrealized derivative loss on cash-flow hedges (net of tax benefit of $1,023)	–	–	–	–	–	(1,263)	(1,263)
Minimum pension liability (net of tax expense of $79,498)	–	–	–	–	–	105,050	105,050
Unrealized gain on marketable securities (net of tax expense of $16)	–	–	–	–	–	36	36
Reclassification adjustment for losses included in net loss (net of tax benefit of $210)	—	—	—	—	—	242	242
Comprehensive loss							(429,891)
Adjustment to apply FAS 158 (net of tax benefit of $89,364)	–	–	–	–	–	(87,982)	(87,982)
Dividends, common - $.69 per share	–	–	(100,104)	–	–	–	(100,104)
Issuance of shares:
Retirement units - 9,396 Class A shares	–	(217)	–	311	–	–	94
Stock options - 813,930 Class A shares	81	16,973	–	–	–	–	17,054
Stock conversions - 1,650 Class B shares to A shares	–	–	–	–	–	–	–
Restricted shares forfeited - 19,905 Class A shares	–	658	–	(658)	–	–	–
Restricted stock units exercises - 44,685 Class A shares	–	(2,024)	–	1,478	–	–	(546)
Stock-based compensation expense	–	22,658	–	–	–	–	22,658
Repurchase of stock - 2,203,888 Class A shares	–	–	–	(52,267)	–	–	(52,267)
Treasury stock retirement - 3,728,011 Class A shares	(372)	(93,196)	(60,646)	154,214	–	–	–
Balance, December 2006	$14,886	$–	$1,111,006	$(158,886)	$–	$(147,164)	$819,842

See Notes to the Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders' Equity – THE NEW YORK TIMES COMPANY P.61

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

The New York Times Company (the "Company") is a diversified media company currently including newspapers, Internet businesses, television and radio stations, investments in paper mills and other investments. The Company also has equity interests in various other companies (see Note 7). The Company's major source of revenue is advertising, predominantly from its newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets in the United States.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company after the elimination of material intercompany items.

Fiscal Year

The Company's fiscal year end is the last Sunday in December. Fiscal year 2006 comprises 53 weeks and fiscal years 2005 and 2004 each comprise 52 weeks. Unless specifically stated otherwise, all references to 2006, 2005 and 2004 refer to our fiscal years ended, or the dates as of, December 31, 2006, December 25, 2005 and December 26, 2004.

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

Investments

Investments in which the Company has at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could excercise significant influence, the investment would be accounted for under the equity method. The Company has an investment interest below 20% in a limited liability company ("LLC") which is accounted for under the equity method (see Note 7).

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms as follows: buildings, building equipment and improvements—10 to 40 years; equipment—3 to 30 years. The Company capitalizes interest costs and certain staffing costs as part of the cost of constructing major facilities and equipment.

Goodwill and Intangible Assets Acquired

Goodwill and other intangible assets are accounted for in accordance with Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets ("FAS 142").

Goodwill is the excess of cost over the fair market value of tangible and other intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS 142.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired that have indefinite lives (mastheads and licenses) are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.

The Company tests for goodwill impairment at the reporting unit level as defined in FAS 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of

P.62 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

the goodwill over the fair value of the goodwill. In the fourth quarter of each year, we evaluate goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings.

Intangible assets that are not amortized are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

Intangible assets that are amortized are tested for impairment at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset is i) not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and ii) is greater than its fair value.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

In addition to the testing above which is done on an annual basis, management uses certain indicators to evaluate whether the carrying value of goodwill and other intangible assets may not be recoverable, such as i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels and ii) a significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity.

Self-Insurance

The Company self-insures for workers' compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported.

Pension and Postretirement Benefits

The Company sponsors several pension plans and makes contributions to several other multi-employer pension plans in connection with collective bargaining agreements. The Company also provides health and life insurance benefits to retired employees who are not covered by collective bargaining agreements.

The Company's pension and postretirement benefit costs are accounted for using actuarial valuations required by FAS No. 87, Employers' Accounting for Pensions ("FAS 87"), and FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106").

The Company adopted FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("FAS 158") as of December 31, 2006. FAS 158 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. See Note 12 and 13 for additional information regarding the adoption of FAS 158.

Revenue Recognition

–  Advertising revenue is recognized when advertisements are published, broadcast or placed on the Company's Web sites or, with respect to certain Web advertising, each time a user clicks on certain ads, net of provisions for estimated rebates, rate adjustments and discounts.

–  Rebates are accounted for in accordance with Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Product) ("EITF 01-09"). The Company recognizes a rebate obligation as a reduction of revenue, based on the amount of estimated rebates that will be earned and claimed, related to the underlying revenue transactions during the period. Measurement of the rebate obligation is estimated based on the historical experience of the number of customers that ultimately earn and use the rebate.

–  Rate adjustments primarily represent credits given to customers related to billing or production errors and discounts represent credits given to customers who pay an invoice prior to its due date. Rate adjustments and discounts are accounted for in accordance with EITF 01-09 as a reduction of revenue, based on the amount of estimated rate adjustments or discounts related to the underlying revenue during the period. Measurement of rate

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.63

adjustments and discount obligations are estimated based on historical experience of credits actually issued.

–  Circulation revenue includes single copy and home delivery subscription revenue. Single copy revenue is recognized based on date of publication, net of provisions for related returns. Proceeds from home-delivery subscriptions are deferred at the time of sale and are recognized in earnings on a pro rata basis over the terms of the subscriptions.

–  Other revenue is recognized when the related service or product has been delivered.

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

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FAS No. 123 (revised 2004), Share-Based Payment ("FAS 123-R"). The Company adopted FAS 123-R at the beginning of 2005. The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock units, restricted stock, shares issued under the Company's employee stock purchase plan (only in 2005) and other long-term incentive plan awards. Before the adoption of FAS 123-R, the Company applied Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees ("APB 25") to account for its stock-based awards. See Note 16 for additional information related to stock-based compensation expense.

Earnings/(Loss) Per Share

The Company calculates earnings/(loss) per share in accordance with FAS No. 128, Earnings Per Share. Basic earnings per share is calculated by dividing net earnings available to common shares by average common shares outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company's stock-based incentive plans.

All references to earnings/(loss) per share are on a diluted basis unless otherwise noted.

Foreign Currency Translation

The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component of the Consolidated Statements of Changes in Stockholders' Equity, and in the Stockholders' Equity section of the Consolidated Balance Sheets, in the caption "Accumulated other comprehensive loss, net of income taxes."

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Company's Consolidated Financial Statements. Actual results could differ from these estimates.

Reclassifications

For comparability, certain prior year amounts have been reclassified to conform with the 2006 presentation, specifically reclassifications related to a discontinued operation (see Note 5).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 establishes a common definition for fair value under GAAP, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In June 2006, FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions ("tax positions"). FIN 48 requires the Company to

P.64 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

recognize in its financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company estimates that a cumulative effect adjustment of approximately $21 to $26 million will be charged to retained earnings to increase reserves for uncertain tax positions. This estimate is subject to revision as the Company completes its analysis.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

2. Restatement of Financial Statements

Subsequent to the issuance of its 2005 consolidated financial statements, the Company determined that there were errors in accounting for certain pension and postretirement plans.

The reporting errors arose principally from the Company's treatment of pension and benefits plans established pursuant to collective bargaining agreements between the Company and its subsidiaries, on the one hand, and The New York Times Newspaper Guild, on the other, as multi-employer plans. The plans' participants include employees of The New York Times and a Company subsidiary, as well as employees of the plans' administrator. The Company has concluded that, under GAAP, the plans should have been accounted for as single-employer plans. The main effect of the change is that the Company must account for the present value of projected future benefits to be provided under the plans. Previously, the Company had recorded the expense of its annual contributions to the plans. While the calculations will increase the Company's reported expense, the accounting changes will not materially increase the Company's funding obligations, which are regulated by collective bargaining agreements with the union.

The Company restated the Consolidated Balance Sheet as of December 2005, and the Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Changes in Stockholders' Equity for the 2005 and 2004 fiscal years.

The restatement also reflects the effect of unrecorded adjustments that were previously determined to be immaterial, mainly related to accounts receivable allowances and accrued expenses.

The following tables show the impact of the restatement. The Broadcast Media Group's results of operations have been presented as discontinued operations, and certain assets and liabilities are classified as held for sale for all periods presented (see Note 5). In order to more clearly disclose the impact of the restatement on reported results, the impact of this reclassification is separately shown below in the column labeled "Discontinued Operations."

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.65

Consolidated Statements of Operations

	Year Ended December 2005
(In thousands, except per share data)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Revenues
Advertising	$2,278,239	$(136,161)	$(2,592)	$2,139,486
Circulation	873,975	—	—	873,975
Other	220,561	(2,894)	—	217,667
Total	3,372,775	(139,055)	(2,592)	3,231,128
Costs and expenses
Production costs
Raw materials	321,084	—	—	321,084
Wages and benefits	690,754	(38,538)	—	652,216
Other	528,546	(32,958)	—	495,588
Total production costs	1,540,384	(71,496)	—	1,468,888
Selling, general and administrative expenses	1,474,283	(40,418)	8,825	1,442,690
Total costs and expenses	3,014,667	(111,914)	8,825	2,911,578
Gain on sale of assets	122,946	—	—	122,946
Operating profit	481,054	(27,141)	(11,417)	442,496
Net income from joint ventures	10,051	—	—	10,051
Interest expense, net	49,168	—	—	49,168
Other income	4,167	—	—	4,167
Income from continuing operations before income taxes and minority interest	446,104	(27,141)	(11,417)	407,546
Income taxes	180,242	(11,129)	(5,137)	163,976
Minority interest in net income of subsidiaries	(257)	—	—	(257)
Income from continuing operations	265,605	(16,012)	(6,280)	243,313
Discontinued operations, net of income taxes – Broadcast Media Group	—	15,687	—	15,687
Cumulative effect of a change in accounting principle, net of income taxes	(5,852)	325	—	(5,527)
Net income	$259,753	$—	$(6,280)	$253,473
Average number of common shares outstanding
Basic	145,440	145,440	145,440	145,440
Diluted	145,877	145,877	145,877	145,877
Basic earnings per share:
Income from continuing operations	$1.83	$(0.11)	$(0.05)	$1.67
Discontinued operations, net of income taxes – Broadcast Media Group	—	0.11	—	0.11
Cumulative effect of a change in accounting principle, net of income taxes	(0.04)	—	—	(0.04)
Net income	$1.79	–	$(0.05)	$1.74
Diluted earnings per share:
Income from continuing operations	$1.82	$(0.11)	$(0.04)	$1.67
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.11	—	0.11
Cumulative effect of a change in accounting principle, net of income taxes	(0.04)	—	—	(0.04)
Net income	$1.78	–	$(0.04)	$1.74
Dividends per share	$.65	—	—	$.65

P. 66 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

	Year Ended December 2004
(In thousands, except per share data)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Revenues
Advertising	$2,194,644	$(142,663)	$1,397	$2,053,378
Circulation	883,995	—	—	883,995
Other	225,003	(2,964)	—	222,039
Total	3,303,642	(145,627)	1,397	3,159,412
Costs and expenses
Production costs
Raw materials	296,594	—	—	296,594
Wages and benefits	672,901	(37,814)	—	635,087
Other	506,053	(31,075)	—	474,978
Total production costs	1,475,548	(68,889)	—	1,406,659
Selling, general and administrative expenses	1,318,141	(38,355)	10,354	1,290,140
Total costs and expenses	2,793,689	(107,244)	10,354	2,696,799
Operating profit	509,953	(38,383)	(8,957)	462,613
Net income from joint ventures	240	—	—	240
Interest expense, net	41,760	—	—	41,760
Other income	8,212	—	—	8,212
Income from continuing operations before income taxes and minority interest	476,645	(38,383)	(8,957)	429,305
Income taxes	183,499	(15,737)	(4,031)	163,731
Minority interest in net income of subsidiaries	(589)	—	—	(589)
Income from continuing operations	292,557	(22,646)	(4,926)	264,985
Discontinued operations, net of income taxes – Broadcast Media Group	—	22,646	—	22,646
Net income	$292,557	—	$(4,926)	$287,631
Average number of common shares outstanding
Basic	147,567	147,567	147,567	147,567
Diluted	149,357	149,357	149,357	149,357
Basic earnings per share:
Income from continuing operations	$1.98	$(0.15)	$(0.03)	$1.80
Discontinued operations, net of income taxes — Broadcast Media Group	—	0.15	—	0.15
Net income	$1.98	—	$(0.03)	$1.95
Diluted earnings per share:
Income from continuing operations	$1.96	$(0.15)	$(0.03)	$1.78
Discontinued operations, net of income taxes — Broadcast Media Group	—	0.15	—	0.15
Net income	$1.96	—	$(0.03)	$1.93
Dividends per share	$.61	—	—	$.61

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.67

Consolidated Balance Sheet

	As of December 2005
(In thousands, except per share data)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Assets
Current Assets
Cash and cash equivalents	$44,927	$—	$—	$44,927
Accounts receivable (net of allowances: 2005 - $39,654)	435,273	—	4,693	439,966
Inventories	32,100	—	—	32,100
Deferred income taxes	68,118	—	—	68,118
Assets held for sale	–	359,152	—	359,152
Other current assets	77,328	(5,255)	(1,750)	70,323
Total current assets	657,746	353,897	2,943	1,014,586
Investments in Joint Ventures	238,369	—	—	238,369
Property, Plant and Equipment
Land	66,475	(5,454)	—	61,021
Buildings, building equipment and improvements	735,561	(29,909)	—	705,652
Equipment	1,529,785	(131,169)	—	1,398,616
Construction and equipment installations in progress	504,769	(3,225)	—	501,544
Total – at cost	2,836,590	(169,757)	—	2,666,833
Less: accumulated depreciation and amortization	(1,368,187)	102,722	—	(1,265,465)
Property, plant and equipment – net	1,468,403	(67,035)	—	1,401,368
Intangible Assets Acquired
Goodwill	1,439,881	(40,544)	—	1,399,337
Other intangible assets acquired (less accumulated amortization of $168,319)	411,106	(234,534)	—	176,572
Total	1,850,987	(275,078)	—	1,575,909
Miscellaneous Assets	317,532	(11,784)	28,098	333,846
Total Assets	$4,533,037	$–	$31,041	$4,564,078
Liabilities and Stockholders' Equity
Current Liabilities
Commercial paper outstanding	$496,450	$—	$—	$496,450
Accounts payable	201,119	11,782	(4,381)	208,520
Accrued payroll and other related liabilities	100,390	—	—	100,390
Accrued expenses	185,063	—	(4,575)	180,488
Unexpired subscriptions	81,870	—	—	81,870
Current portion of long-term debt and capital lease obligations	1,630	—	—	1,630
Total current liabilities	1,066,522	11,782	(8,956)	1,069,348
Other Liabilities
Long-term debt	821,962	—	—	821,962
Capital lease obligations	76,338	—	—	76,338
Deferred income taxes	79,806	—	(53,528)	26,278
Pension benefits obligation	272,597	–	107,660	380,257
Postretirement benefits obligation	217,282	–	51,287	268,569
Other	293,306	(11,782)	–	281,524
Total other liabilities	1,761,291	(11,782)	105,419	1,854,928
Minority Interest	188,976	—	—	188,976

P.68 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

	As of December 2005
(In thousands, except share and per share data)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Stockholders' Equity
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2005 – 150,939,371 (including treasury shares: 2005 - 6,558,299 )	$15,094	$–	$—	$15,094
Class B – convertible – authorized 834,242 shares; issued: 2005 – 834,242 (including treasury shares: 2005 - none)	83	–	—	83
Additional paid-in capital	55,148	–	—	55,148
Retained earnings	1,825,763	–	(10,564)	1,815,199
Common stock held in treasury, at cost	(261,964)	–	—	(261,964)
Accumulated other comprehensive income/(loss), net of income taxes:
Foreign currency translation adjustments	11,498	–	—	11,498
Unrealized derivative gain on cash-flow hedges	1,262	–	—	1,262
Minimum pension liability	(130,357)	–	(54,858)	(185,215)
Unrealized loss on marketable securities	(279)	–	—	(279)
Total accumulated other comprehensive loss, net of income taxes	(117,876)	–	(54,858)	(172,734)
Total stockholders' equity	1,516,248	–	(65,422)	1,450,826
Total Liabilities and Stockholders' Equity	$4,533,037	$–	$31,041	$4,564,078

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.69

Consolidated Statements of Cash Flows

	Year Ended December 2005
(In thousands)	As Previously Reported	Restatement Adjustments	Restated
Cash Flows from Operating Activities
Net income	$259,753	$(6,280)	$253,473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	113,480	–	113,480
Amortization	30,289	–	30,289
Stock-based compensation	34,563	–	34,563
Cumulative effect of a change in accounting principle	5,852	–	5,852
Undistributed earnings of affiliates	(919)	–	(919)
Minority interest in net income of subsidiaries	257	–	257
Deferred income taxes	(29,635)	(5,137)	(34,772)
Long-term retirement benefit obligations	2,458	9,678	12,136
Gain on sale of assets	(122,946)	–	(122,946)
Excess tax benefits from stock-based awards	(5,991)	–	(5,991)
Other – net	2,572	–	2,572
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable – net	(41,265)	6,177	(35,088)
Inventories	554	–	554
Other current assets	29,993	(250)	29,743
Accounts payable	(1,021)	(2,849)	(3,870)
Accrued payroll and accrued expenses	22,052	(1,339)	20,713
Accrued income taxes	(9,934)	–	(9,934)
Unexpired subscriptions	4,199	–	4,199
Net cash provided by operating activities	294,311	–	294,311
Cash Flows from Investing Activities
Acquisitions	(437,516)	–	(437,516)
Capital expenditures	(221,344)	–	(221,344)
Investments	(19,220)	–	(19,220)
Proceeds on sale of assets	183,173	–	183,173
Other investing payments	(604)	–	(604)
Net cash used in investing activities	(495,511)	–	(495,511)
Cash Flows from Financing Activities
Commercial paper borrowings – net	161,100	–	161,100
Long-term obligations:
Increase	497,543	–	497,543
Reduction	(323,490)	–	(323,490)
Capital shares:
Issuance	14,348	–	14,348
Repurchases	(57,363)	–	(57,363)
Dividends paid to stockholders	(94,535)	–	(94,535)
Excess tax benefits from stock-based awards	5,991	–	5,991
Other financing proceeds – net	811	–	811
Net cash provided by financing activities	204,405	–	204,405
Net increase in cash and cash equivalents	3,205	–	3,205
Effect of exchange rate changes on cash and cash equivalents	(667)	–	(667)
Cash and cash equivalents at the beginning of the year	42,389	–	42,389
Cash and cash equivalents at the end of the year	$44,927	$–	$44,927

P.70 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

	Year Ended December 2004
(In thousands)	As Previously Reported	Restatement Adjustments	Restated
Cash Flows from Operating Activities
Net income	$292,557	$(4,926)	$287,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	118,893	–	118,893
Amortization	23,635	–	23,635
Stock-based compensation	4,261	–	4,261
Excess distributed earnings of affiliates	14,750	–	14,750
Minority interest in net income of subsidiaries	589	–	589
Deferred income taxes	3,547	(4,031)	(484)
Long-term retirement benefit obligations	(8,981)	9,741	760
Other – net	(17,153)	–	(17,153)
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable – net	(3,036)	(382)	(3,418)
Inventories	(3,702)	–	(3,702)
Other current assets	(2,050)	(250)	(2,300)
Accounts payable	114	375	489
Accrued payroll and accrued expenses	7,576	(527)	7,049
Accrued income taxes	11,746	–	11,746
Unexpired subscriptions	1,292	–	1,292
Net cash provided by operating activities	444,038	–	444,038
Cash Flows from Investing Activities
Capital expenditures	(188,451)	–	(188,451)
Other investing payments	(3,697)	–	(3,697)
Net cash used in investing activities	(192,148)	–	(192,148)
Cash Flows from Financing Activities
Commercial paper borrowings – net	107,370	–	107,370
Long-term obligations:
Reduction	(1,824)	–	(1,824)
Capital shares:
Issuance	41,090	–	41,090
Repurchases	(293,222)	–	(293,222)
Dividends paid to stockholders	(90,127)	–	(90,127)
Other financing payments – net	(12,525)	–	(12,525)
Net cash used in financing activities	(249,238)	–	(249,238)
Net increase in cash and cash equivalents	2,652	–	2,652
Effect of exchange rate changes on cash and cash equivalents	290	–	290
Cash and cash equivalents at the beginning of the year	39,447	–	39,447
Cash and cash equivalents at the end of the year	$42,389	$–	$42,389

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.71

3. Acquisitions and Dispositions

Calorie-Count.com

In September 2006, the Company acquired Calorie-Count, a site that offers weight loss tools and nutritional information, for approximately $1 million, the majority of which was allocated to goodwill. Calorie-Count is part of About.com.

Baseline

In August 2006, the Company acquired Baseline, a leading online database and research service for information on the film and television industries, for $35.0 million. Baseline is part of NYTimes.com, which is part of the News Media Group.

The Calorie-Count and Baseline acquisitions in 2006 will further expand the Company's online content and functionality as well as continue to diversify the Company's online revenue base.

Based on a preliminary independent valuation of Baseline, the Company has allocated the excess of the purchase price over the carrying amount of net assets acquired as follows: $25.1 million to goodwill and $10.1 million to other intangible assets (primarily content, a customer list and technology).

The preliminary purchase price allocation for Baseline is subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those included in the Company's Consolidated Balance Sheet at December 2006; however, the changes are not expected to have a material effect on the Company's Consolidated Financial Statements.

KAUT-TV

In November 2005, the Company acquired KAUT-TV, a television station in Oklahoma City, for approximately $23 million. KAUT-TV, which is located in the same television market as the Company's station KFOR-TV (a "duopoly"), is part of the Broadcast Media Group.

In January 2007, the Company entered into an agreement to sell its Broadcast Media Group (see Note 5). The goodwill and other intangible assets for KAUT-TV have been reclassified to "Assets held for sale" in the Company's Consolidated Balance Sheets (see Note 5).

About.com

In March 2005, the Company acquired About.com for approximately $410 million to broaden its online content offering, strengthen and diversify its online advertising, extend its reach among Internet users and provide an important platform for future growth. These factors contributed to establishing the purchase price and supported the premium paid over the fair value of tangible and intangible assets. The acquisition was completed after a competitive auction process.

North Bay Business Journal

In February 2005, the Company acquired the North Bay Business Journal , a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties, for approximately $3 million. North Bay is included in the News Media Group as part of the Regional Media Group.

Based on independent valuations of About.com and North Bay the Company has allocated the excess of the purchase prices over the carrying value of the net assets acquired as follows: About.com- $343.4 million to goodwill and $62.2 million to other intangible assets (primarily content, customer lists); North Bay – $2.1 million to goodwill and $0.9 million to other intangible assets (primarily customer lists).

The Company's Consolidated Financial Statements include the operating results of these acquisitions subsequent to their date of acquisition.

The acquisitions in 2006 and 2005 were funded through a combination of short-term and long-term debt and did not have a material impact on the Company's Consolidated Financial Statements for the periods presented herein.

Sale of Discovery Times Channel Investment

In October 2006, the Company sold its 50% ownership interest in Discovery Times Channel, a digital cable channel, for $100 million. The sale resulted in the Company liquidating its investment of approximately $108 million, which was included in "Investments in joint ventures" in the Company's Consolidated Balance Sheet, and recording a loss of approximately $8 million in "Net income from joint ventures" in the Company's Consolidated Statement of Operations.

4. Goodwill and Other Intangible Assets

Goodwill is the excess of cost over the fair market value of tangible and other intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS 142.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired that have indefinite lives (mastheads and licenses) are not amortized but

P. 72 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives. See Note 1 for the Company's policy of goodwill and other intangibles impairment testing.

In 2006, the Company's annual impairment tests resulted in a non-cash impairment charge of $814.4 million ($735.9 million after tax, or $5.09 per share) related to a write-down of intangible assets of the New England Media Group. The New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com and the Worcester Telegram & Gazette, is part of the News Media Group reportable segment. The majority of the charge is not tax deductible because the 1993 acquisition of the Globe was structured as a tax-free stock transaction. The impairment charge, which is included in the line item "Impairment of intangible assets" in the 2006 Consolidated Statement of Operations, is presented below by intangible asset:

(In thousands)	Pre-tax	Tax	After-tax
Goodwill	$782,321	$65,009	$717,312
Customer list	25,597	10,751	14,846
Newspaper masthead	6,515	2,736	3,779
Total	$814,433	$78,496	$735,937

The impairment of the intangible assets above mainly resulted from declines in current and projected operating results and cash flows of the New England Media Group due to, among other factors, advertiser consolidations in the New England area and increased competition with online media. These factors resulted in the carrying value of the intangible assets being greater than their fair value, and therefore a write-down to fair value was required.

The fair value of goodwill is the residual fair value after allocating the total fair value of the New England Media Group to its other assets, net of liabilities. The total fair value of the New England Media Group was estimated using a combination of a discounted cash flow model (present value of future cash flows) and two market approach models (a multiple of various metrics based on comparable businesses and market transactions).

The fair value of the customer list and newspaper masthead was calculated by estimating the present value of future cash flows associated with each asset.

The changes in the carrying amount of Goodwill in 2006 and 2005 were as follows:

(In thousands)	News Media Group	About.com	Total
Balance as of December 2004	$1,063,883	$—	$1,063,883
Goodwill acquired during year	2,114	343,689	345,803
Foreign currency translation	(10,349)	—	(10,349)
Balance as of December 2005	1,055,648	343,689	1,399,337
Goodwill acquired during year	25,147	926	26,073
Goodwill adjusted during year	—	(259)	(259)
Impairment	(782,321)	—	(782,321)
Foreign currency translation	8,090	—	8,090
Balance as of December 2006	$306,564	$344,356	$650,920

Goodwill acquired in 2006 resulted from the acquisition of Baseline and Calorie-Count (see Note 3).

Goodwill acquired in 2005 resulted from the acquisition of About.com and North Bay (see Note 3).

The foreign currency translation line item reflects changes in Goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune (the "IHT").

The Broadcast Media Group's results of operations have been presented as discontinued operations, and certain assets and liabilities are classified as held for sale for all periods presented (see Note 5).

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.73

Other intangible assets acquired as of December 2006 and 2005 were as follows:

	December 2006			December 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$220,935	$(196,268)	$24,667	$218,326	$(155,763)	$62,563
Other	63,777	(21,704)	42,073	55,018	(12,556)	42,462
Total	284,712	(217,972)	66,740	273,344	(168,319)	105,025
Unamortized other intangible assets:
Newspaper mastheads	73,223	(6,515)	66,708	71,547	—	71,547
Total other intangible assets acquired	$357,935	$(224,487)	$133,448	$344,891	$(168,319)	$176,572

The table above includes other intangible assets related to the acquisitions of About.com, North Bay and Baseline (see Note 3). Additionally, certain amounts in the table above include the foreign currency translation adjustment related to the consolidation of the IHT.

As of December 2006, the remaining weighted-average amortization period is eight years for customer lists and seven years for other intangible assets acquired included in the table above.

Accumulated amortization includes write-downs of $25.6 million in customer lists and $6.5 million in newspaper mastheads related to the impairment charge. Amortization expense related to amortized other intangible assets acquired was $24.4 million in 2006, $24.9 million in 2005 and $17.3 million in 2004. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands) Year	Amount
2007	$13,400
2008	10,500
2009	8,700
2010	8,500
2011	8,200

5. Discontinued Operations

In January 2007, the Company entered into an agreement to sell its Broadcast Media Group, which consists of nine network-affiliated television stations, their related Web sites and the digital operating center, for $575 million. This decision was a result of the Company's ongoing analysis of its business portfolio and will allow the Company to place an even greater emphasis on developing and integrating its print and growing digital resources. The sale is subject to regulatory approvals and is expected to close in the first half of 2007.

In accordance with the provisions of FAS 144, the Broadcast Media Group's results of operations are presented as discontinued operations and certain assets and liabilities are classified as held for sale for all periods presented. The results of operations presented as discontinued operations and the assets and liabilities classified as held for sale are summarized below.

(In thousands)	2006	2005	2004
Revenues	$156,791	$139,055	$145,627
Total costs and expenses	115,370	111,914	107,244
Pre-tax income	41,421	27,141	38,383
Income taxes	16,693	11,129	15,737
Cumulative effect of a change in accounting principle, net of income taxes	—	(325)	—
Discontinued operations, net of income taxes	$24,728	$15,687	$22,646

P.74 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

	December
(In thousands)	2006	2005
Property, plant & equipment, net	$64,309	$67,035
Goodwill	41,658	40,544
Other intangible assets, net	234,105	234,534
Other assets	16,956	17,039
Assets held for sale	357,028	359,152
Program rights liability(1)	14,931	15,604
Net assets held for sale	$342,097	$343,548

(1)  Included in "Accounts payable" in the Consolidated Balance Sheets.

6. Inventories

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

	December
(In thousands)	2006	2005
Newsprint and magazine paper	$32,594	$28,190
Other inventory	4,102	3,910
Total	$36,696	$32,100

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 78% of inventory in 2006 and 77% of inventory in 2005. The replacement cost of inventory was approximately $45 million as of December 2006 and $40 million as of December 2005.

7. Investments in Joint Ventures

As of December 2006, the Company's investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Donohue Malbaie Inc. ("Malbaie")	49%
Metro Boston LLC ("Metro Boston")	49%
Madison Paper Industries ("Madison")	40%
New England Sports Ventures, LLC ("NESV")	17%

The Company's investments above are accounted for under the equity method, and are recorded in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. The Company's proportionate shares of the operating results of its investments are recorded in "Net income from joint ventures" in the Company's Consolidated Statements of Operations and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets.

In October 2006, the Company sold its 50% ownership interest in Discovery Times Channel (see Note 3).

In March 2005, the Company invested $16.5 million to acquire a 49% interest in Metro Boston, which publishes a free daily newspaper catering to young professionals and students in the Greater Boston area.

The Company owns an interest of approximately 17% in NESV, which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of the New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team.

The Company also has investments in a Canadian newsprint company, Malbaie, and a partnership operating a supercalendered paper mill in Maine, Madison (together, the "Paper Mills").

The Company and Myllykoski Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company's percentage ownership of Madison, which represents 40%, is through an 80%-owned consolidated subsidiary. Myllykoski Corporation owns a 10% interest in Madison through a 20% minority interest in the consolidated subsidiary of the Company. Myllykoski Corporation's proportionate share of the operating results of Madison is also recorded in "Net income from joint ventures" in the Company's Consolidated Statements of Operations and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. Myllykoski Corporation's minority interest is included in "Minority interest in net loss/(income) of subsidiaries" in the Company's Consolidated Statements of Operations and in "Minority Interest" in the Company's Consolidated Balance Sheets.

The Company received distributions from Madison of $5.0 million in 2006, $5.0 million in 2005 and $10.0 million in 2004.

The Company received distributions from Malbaie of $3.8 million in 2006, $4.1 million in 2005 and $5.0 million in 2004.

During 2006, 2005 and 2004, the Company's News Media Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated $80.4 million in 2006, $76.3 million for 2005 and $61.2 million for 2004.

8. Other

Other Income

"Other income" in the Company's Consolidated Statements of Operations includes the following items:

(In thousands)	2005	2004
Non-compete agreement	$4,167	$5,000
Advertising credit	—	3,212
Other income	$4,167	$8,212

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.75

The Company entered into a five-year $25 million non-compete agreement in connection with the sale of the Santa Barbara News-Press in 2000. This income was recognized on a straight-line basis over the life of the agreement, which ended in October 2005. The advertising credit relates to credits for advertising the Company issued that were not used within the allotted time by the advertiser.

Staff Reductions

In 2006, the Company recognized staff reduction charges of $34.3 million ($19.7 million after tax, or $.14 per share). In 2005, staff reductions resulted in a total pre-tax charge of $57.8 million ($35.3 million after tax or $.23 per share). Most of the charges in 2006 and 2005 were recognized at the News Media Group. These charges are recorded in "Selling, general and administrative expenses" in the Company's Consolidated Statements of Operations. The Company had a staff reduction liability of $17.9 million and $38.2 million included in "Accrued expenses" in the Company's Consolidated Balance Sheets as of December 2006 and December 2005, respectively.

Other Current Assets

In the second quarter of 2006, the Company's development partner began to repay the Company for its share of costs associated with the Company's new headquarters that the Company previously paid on the development partner's behalf (see Note 19). The amount due to the Company is expected to be fully repaid within one year, and therefore this amount was reclassified from "Miscellaneous assets" to "Other current assets" in the Company's Consolidated Balance Sheet as of December 2006. The amount due to the Company was approximately $66 million as of December 2006.

The Company also has a receivable due from its development partner that is associated with borrowings under a construction loan attributable to the Company's development partner (see Note 9). The amount due to the Company is approximately $125 million and is recorded in "Other current assets" in the Company's Consolidated Balance Sheet as of December 2006.

Cumulative Effect of a Change in Accounting Principle

In March 2005, FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within the control of the entity. FIN 47 was effective no later than the end of fiscal year ending after December 15, 2005. The Company adopted FIN 47 effective December 2005 and accordingly recorded an after-tax charge of $5.5 million or $.04 per diluted share ($9.9 million pre-tax) as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations. A portion of the 2005 charge has been reclassified to conform to the 2006 presentation of the Broadcast Media Group as a discontinued operation.

The charge relates primarily to those lease agreements that require the Company to restore the land or facilities to their original condition at the end of the leases. The Company was uncertain of the timing of payment for these asset retirement obligations; therefore a liability was not previously recognized in the financial statements under GAAP. On a prospective basis, this accounting change requires recognition of these costs ratably over the lease term. The adoption of FIN 47 resulted in a non-cash addition to Land, buildings and equipment of $12.3 million with a corresponding increase in long-term liabilities.

The assets recorded as of December 2005 were $7.3 million, consisting of gross assets of $12.3 million less accumulated depreciation of $5.0 million. The asset retirement obligation as of December 2006 was $18.7 million, consisting of a liability of $12.3 million and accretion expense of $6.4 million and as of December 2005 was $17.8 million, consisting of a liability of $12.3 million and accretion expense of $5.5 million. As of December 2004, on a pro forma basis, the asset retirement obligation would have been $16.9 million had FIN 47 been applied during the year, consisting of a liability of $12.3 million and accretion expense of $4.6 million. In future periods, when cash is paid upon the settlement of the asset retirement obligation, the payments will be classified as a component of operating cash flow in the Consolidated Statements of Cash Flows.

Sale of Assets

In the first quarter of 2005, the Company recognized a $122.9 million pre-tax gain from the sale of assets. The Company completed the sale of its current headquarters in New York City for $175.0 million and entered into a lease for the building with the purchaser/lessor through 2007, when the Company expects to occupy its new headquarters (see Note 19). This transaction has been accounted for as a sale-leaseback. The sale resulted in a

P.76 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

total pre-tax gain of $143.9 million, of which $114.5 million ($63.3 million after tax or $.43 per share) was recognized in the first quarter of 2005. The remainder of the gain is being deferred and amortized over the lease term. The lease requires the Company to pay rent over the lease term to the purchaser/lessor and will result in rent expense that will be offset by the amount of the gain being deferred and amortized. In addition, the Company sold property in Sarasota, Fla., which resulted in a pre-tax gain in the first quarter of 2005 of $8.4 million ($5.0 million after tax or $.03 per diluted share).

9. Debt

Long-term debt consists of the following:

	December
(In thousands)	2006	2005
4.625%-7.125% Series I Medium-Term Notes due 2007 through 2009, net of unamortized debt costs of $372 in 2006 and $612 in 2005(1)	$250,128	$249,888
4.5% Notes due 2010, net of unamortized debt costs of $1,452 in 2006 and $1,860 in 2005(2)	248,548	248,140
4.610% Medium-Term Notes Series II due 2012, net of unamortized debt costs of $691 in 2006 and $793 in 2005(3)	74,309	74,207
5.0% Notes due 2015, net of unamortized debt costs of $249 in 2006 and $273 in 2005(2)	249,751	249,727
Total notes and debentures	822,736	821,962
Less: current portion	(101,946)	—
Total long-term debt	$720,790	$821,962

(1)  On August 21, 1998, the Company filed a $300.0 million shelf registration on Form S-3 with the Securities and Exchange Commission ("SEC") for unsecured debt securities to be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes (Series I) of which no amount remains available as of December 2006.

(2)  On March 17, 2005, the Company issued $250.0 million 5-year notes maturing March 15, 2010, at an annual rate of 4.5%, and $250.0 million 10-year notes maturing March 15, 2015, at an annual rate of 5.0%. Interest is payable semi-annually on March 15 and September 15 on both series of notes.

(3)  On July 26, 2002, the Company filed a $300.0 million shelf registration statement on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective on August 6, 2002. On September 17, 2002, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes (Series II). As of December 2006, the Company had issued $75.0 million of medium-term notes under this program.

The Company's total debt, including commercial paper, capital lease obligations and a construction loan (see below), amounted to $1.4 billion as of December 2006 and December 2005. Total unused borrowing capacity under all financing arrangements was $572.1 million as of December 2006.

Until January 2007, the Company was a co-borrower under a $320 million non-recourse construction loan in connection with the construction of its new headquarters. The Company did not draw down on the construction loan, which is being used by its development partner. However, as a co-borrower, the Company was required to record the amount outstanding of the construction loan on its financial statements. The Company also recorded a receivable, due from its development partner, for the same amount outstanding under the construction loan. As of December 2006, $124.7 million was outstanding under the construction loan. See Notes 19 and 20 for additional information related to the Company's new headquarters.

In the third quarter of 2006, the Company increased the amount available under its commercial paper program, which is supported by the revolving credit agreements described below, to $725 million from $600 million. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days. The Company had $422.0 million in commercial paper outstanding as of December 2006, with an annual weighted average interest rate of 5.5% and an average of 63 days to maturity from original issuance. The Company had $496.5 million in commercial paper outstanding as of December 2005, with an annual weighted average interest rate of 4.3% and an average of 53 days to maturity from original issuance.

The primary purpose of the Company's revolving credit agreements is to support the Company's commercial paper program. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. In June 2006, the Company replaced its $270 million multi-year credit agreement with a $400 million credit agreement maturing in June 2011. Of the total $800 million available under the two revolving credit agreements ($400 million credit agreement maturing in May 2009 and $400 million credit agreement maturing in June 2011), the Company has issued letters of credit of approximately $31 million. The remaining balance of approximately $769 million supports the Company's commercial paper program discussed above. There were no borrowings outstanding under

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.77

the revolving credit agreements as of December 2006 or 2005.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company.

The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity (as defined in the agreements). As of December 2006, the amount of stockholders' equity in excess of the required levels was approximately $618 million. The lenders under the revolving credit agreements have waived, effective December 31, 2006, any defaults that may have arisen under the agreements due to inclusion in previously issued financial statements of the reporting errors that led to the restatement described in Note 2.

The Company's five-year 5.350% Series I medium-term notes aggregating $50 million mature on April 16, 2007, and its five-year 4.625% Series I medium-term notes aggregating $52 million mature on June 25, 2007.

On March 15, 2005, the Company redeemed all of its $71.9 million outstanding 8.25% debentures, callable on March 15, 2005, and maturing on March 15, 2025, at a redemption price of 103.76% of the principal amount. The redemption premium and unamortized issuance costs resulted in a loss from the extinguishment of debt of $4.8 million and is included in "Interest expense-net" in the Company's 2005 Consolidated Statement of Operations.

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of the Company's long-term debt was $801.0 million as of December 2006 and $812.3 million as of December 2005.

The aggregate face amount of maturities of long-term debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2007	$102,000
2008	49,500
2009	99,000
2010	250,000
2011	–
Thereafter	325,000
Total face amount of maturities	825,500
Less: Current portion of long-term debt	(101,946)
Total long-term debt	723,554
Less: Unamortized debt costs	(2,764)
Carrying value of long-term debt	$720,790

Interest expense, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	2006	2005	2004
Interest expense	$73,512	$60,018	$51,372
Loss from extinguishment of debt	—	4,767	—
Interest income	(7,930)	(4,462)	(2,431)
Capitalized interest	(14,931)	(11,155)	(7,181)
Interest expense, net	$50,651	$49,168	$41,760

10. Derivative Instruments

In 2006 and 2005, the Company terminated forward starting swap agreements designated as cash-flow hedges as defined under FAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), because the debt for which these agreements were entered into was not issued. The termination of these agreements resulted in a gain of approximately $1 million in 2006.

In the first quarter of 2005, the Company terminated its forward starting swap agreements entered into in 2004 that were designated as cash-flow hedges as defined under FAS 133. The forward starting swap agreements, which had notional amounts totaling $90.0 million, were intended to lock in fixed interest rates on the issuance of debt in March 2005. The Company terminated the forward starting swap agreements in connection with the issuance of its 10-year $250.0 million notes maturing on March 15, 2015. The termination of the forward starting swap agreements resulted in a gain of approximately $2 million, which is being amortized into income through March 2015 as a reduction of interest expense related to the Company's 10-year notes.

In the first quarter of 2005, the Company's interest rate swap agreements ("swap agreements"), designated as fair-value hedges as defined under FAS 133, expired in connection with the Company's repayment of its 10-year $250.0 million notes that matured March 15, 2005. These swap agreements, which had notional amounts totaling $100.0 million, were entered into to exchange the fixed interest rate on a portion of the Company's 10-year notes for a variable interest rate. On the maturity date of the 10-year notes, the fair value of the swap agreements decreased to zero.

P.78 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

11. Income Taxes

Income tax expense for each of the years presented is determined in accordance with FAS 109. Reconciliations between the effective tax rate on income before income taxes and the federal statutory rate are presented below.

	2006		2005		2004
(In thousands)	Amount	% of Pretax	Amount	% of Pretax	Amount	% of Pretax
Tax at federal statutory rate	$(193,173)	35.0%	$142,642	35.0%	$150,257	35.0%
State and local taxes - net	2,319	(0.4)	19,714	4.8	16,447	3.8
Impairment of nondeductible goodwill	219,638	(39.8)	—	—	—	—
Other – net	(12,176)	2.2	1,620	0.4	(2,973)	(0.7)
Income tax expense	$16,608	(3.0%)	$163,976	40.2%	$163,731	38.1%

The components of income tax expense as shown in the Consolidated Statements of Operations were as follows:

(In thousands)	2006	2005	2004
Current tax expense
Federal	$112,586	$157,828	$137,128
Foreign	739	675	683
State and local	43,187	40,245	26,404
Total current tax expense	156,512	198,748	164,215
Deferred tax expense/ (benefit)
Federal	(89,367)	(21,841)	9,781
Foreign	(10,918)	(3,017)	(7,864)
State and local	(39,619)	(9,914)	(2,401)
Total deferred tax (benefit)/ expense	(139,904)	(34,772)	(484)
Income tax expense	$16,608	$163,976	$163,731

State tax operating loss carryforwards ("loss carryforwards") totaled $2.3 million as of December 2006 and $3.5 million as of December 2005. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives generally ranging from 1 to 5 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $1.2 million as of December 2006 and $2.2 million as of December 2005.

In 2006 the Company's valuation allowance decreased by $1 million due primarily to the write-off of a loss carryforward that had expired.

In 2005 the Company established a $0.4 million valuation allowance against loss carryforwards, resulting in an increase in tax expense by this amount.

The components of the net deferred tax assets and liabilities recognized in the Company's Consolidated Balance Sheets were as follows:

	December
(In thousands)	2006	2005
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$371,859	$328,350
Accruals for other employee benefits, compensation, insurance and other	52,903	50,331
Accounts receivable allowances	9,100	9,940
Other	120,215	97,269
Gross deferred tax assets	554,077	485,890
Valuation allowance	(1,227)	(2,184)
Net deferred tax assets	$552,850	$483,706
Deferred tax liabilities
Property, plant and equipment	$226,435	$245,416
Intangible assets	69,507	132,496
Investments in joint ventures	21,137	33,539
Other	36,361	30,415
Gross deferred tax liabilities	353,440	441,866
Net deferred tax asset	$199,410	$41,840
Amounts recognized in the Consolidated Balance Sheets
Deferred tax asset – current	$73,729	$68,118
Deferred tax asset – long term	125,681
Deferred tax liability – long term	–	26,278
Net deferred tax asset	$199,410	$41,840

Income tax benefits related to the exercise of equity awards reduced current taxes payable and increased additional paid-in capital by $1.9 million in 2006, $6.0 million in 2005 and $13.5 million in 2004.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.79

As of December 2006 and 2005, "Accumulated other comprehensive income, net of income taxes" in the Company's Consolidated Balance Sheets and for the years then ended in the Consolidated Statements of Changes in Stockholders' Equity was net of a deferred income tax asset of approximately $152 million and $142 million, respectively.

The Internal Revenue Service has completed its examination of federal income tax returns through 2003. In addition, there are various state and local audits in progress for periods from 2000 through 2005. The Company does not believe that the completion of these audits will have a material effect on the Company's Consolidated Financial Statements.

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

12. Pension Benefits

The Company sponsors several pension plans and makes contributions to several others, in connection with collective bargaining agreements, that are considered multi-employer pension plans. These plans cover substantially all employees.

The Company-sponsored plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan. The Company's non-qualified plans provide retirement benefits only to certain highly compensated employees of the Company.

The Company also has a foreign-based pension plan for certain IHT employees (the "Foreign plan"). The information for the Foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the Foreign plan is immaterial to the Company's total benefit obligation.

The information included in this Note reflects, for all periods presented, a pension plan between the Company and its subsidiaries, on the one hand, and The New York Times Newspaper Guild, on the other. Prior to the fourth quarter of 2006, this pension plan was accounted for as a multi-employer pension plan. The Company has concluded that it should have been accounted for as a single-employer pension plan. Therefore, the Company has restated all prior period information to account for this plan under FAS 87 (see Note 2).

The Company adopted FAS 158, on December 31, 2006. FAS 158 requires an entity to recognize the funded status of its defined pension plans – measured as the difference between plan assets at fair value and the benefit obligation – on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. Since the full recognition of the funded status of an entity's defined benefit pension plan is recorded on the balance sheet, an additional minimum liability ("AML") is no longer recorded under FAS 158. However, because the recognition provisions of FAS 158 were adopted as of December 31, 2006, the Company first measured and recorded changes to its previously recognized AML through other comprehensive income and then applied the recognition provisions of FAS 158 through accumulated other comprehensive income to fully recognize the funded status of the Company's defined benefit pension plans.

The following table provides the incremental effect of applying FAS 158 on individual balance sheet line items.

(In thousands)	Pre-FAS 158 & without AML Adjustment	2006 AML Adjustment	FAS 158 Adoption Adjustment	Ending Balance
Noncurrent-pension asset	$13,517	$—	(5,600)	$7,917
Noncurrent-intangible pension asset	13,990	(5,704)	(8,286)	—
Current-pension benefits obligation	—	—	(13,340)	(13,340)
Deferred income tax asset(a)	141,426	(79,405)	78,071	140,092
Noncurrent-pension benefits obligation	(420,488)	190,006	(153,795)	(384,277)
Accumulated other comprehensive loss, net of income taxes	184,060	(104,897)	102,950	182,113

(a)  Represents deferred tax asset netted within accumulated other comprehensive loss.

P.80 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Net periodic pension cost and other amounts recognized in other comprehensive income for all Company-sponsored pension plans were as follows:

	2006			2005			2004
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Components of net periodic pension cost
Service cost	$51,797	$2,619	$54,416	$47,601	$2,342	$49,943	$43,076	$2,155	$45,231
Interest cost	89,013	12,164	101,177	85,070	11,435	96,505	81,455	11,160	92,615
Expected return on plan assets	(112,607)	–	(112,607)	(102,956)	–	(102,956)	(94,865)	–	(94,865)
Recognized actuarial loss	23,809	6,665	30,474	22,763	4,795	27,558	22,957	4,111	27,068
Amortization of prior service cost	1,457	70	1,527	1,493	70	1,563	1,493	259	1,752
Effect of curtailment	512	–	512	–	–	–	–	–	–
Effect of special termination benefits	–	–	–	–	796	796	–	–	–
Net periodic pension cost	$53,981	$21,518	$75,499	$53,971	$19,438	$73,409	$54,116	$17,685	$71,801

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $16.2 million and $1.5 million, respectively.

In connection with collective bargaining agreements, the Company contributes to several multi-employer pension plans. Contributions are made in accordance with the formula in the relevant agreements. Pension cost for these plans is not reflected above and was approximately $16 million in 2006 and 2005 and $17 million in 2004.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.81

The changes in the benefit obligation and plan assets as of December 2006 and December 2005, for all Company-sponsored pension plans, were as follows:

	2006			2005
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,652,890	$228,129	$1,881,019	$1,495,141	$202,403	$1,697,544
Service cost	51,797	2,619	54,416	47,601	2,342	49,943
Interest cost	89,013	12,164	101,177	85,070	11,435	96,505
Plan participants' contributions	67	–	67	71	–	71
Actuarial (gain)/loss	(110,148)	18,615	(91,533)	86,641	23,849	110,490
Special termination benefits/curtailments	(1,864)	(425)	(2,289)	–	796	796
Benefits paid	(78,122)	(13,605)	(91,727)	(61,634)	(12,307)	(73,941)
Effects of change in currency conversion	–	332	332	–	(389)	(389)
Benefit obligation at end of year	1,603,633	247,829	1,851,462	1,652,890	228,129	1,881,019
Change in plan assets
Fair value of plan assets at beginning of year	1,329,264	–	1,329,264	1,262,152	–	1,262,152
Actual return on plan assets	195,278	–	195,278	74,123	–	74,123
Employer contributions	15,275	13,605	28,880	54,552	12,307	66,859
Plan participants' contributions	67	–	67	71		71
Benefits paid	(78,122)	(13,605)	(91,727)	(61,634)	(12,307)	(73,941)
Fair value of plan assets at end of year	1,461,762	–	1,461,762	1,329,264	–	1,329,264
Funded status	(141,871)	(247,829)	(389,700)	(323,626)	(228,129)	(551,755)
Unrecognized actuarial loss	–	–	–	428,996	88,222	517,218
Unrecognized prior service cost	–	–	–	12,605	1,334	13,939
Net amount recognized	$(141,871)	$(247,829)	$(389,700)	$117,975	$(138,573)	$(20,598)
Amount recognized in the Consolidated Balance Sheets
Noncurrent assets	$7,917	$–	$7,917	$–	$–	$–
Current liabilities	–	(13,340)	(13,340)	–	–	–
Noncurrent liabilities	(149,788)	(234,489)	(384,277)	–	–	–
Pension asset	–	–	–	20,182	–	20,182
Accrued benefit cost	–	–	–	(182,305)	(197,952)	(380,257)
Intangible asset	–	–	–	12,656	1,334	13,990
Accumulated other comprehensive loss	–	–	–	267,442	58,045	325,487
Net amount recognized	$(141,871)	$(247,829)	$(389,700)	$117,975	$(138,573)	$(20,598)
Amount recognized in Accumulated other comprehensive income
Actuarial loss	$210,505	$99,801	$310,306	$–	$–	$–
Prior service cost	10,635	1,264	11,899	–	–	–
Total	$221,140	$101,065	$322,205	$–	$–	$–

The accumulated benefit obligation for all pension plans was $1.7 billion as of December 2006 and December 2005.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 2006 and December 2005 was as follows:

(In thousands)	2006	2005
Projected benefit obligation	$568,666	$1,881,019
Accumulated benefit obligation	$512,444	$1,689,267
Fair value of plan assets	$230,218	$1,329,264

Additional information about the Company's pension plans were as follows:

(In thousands)	2006	2005
(Decrease)/Increase in minimum pension liability included in other comprehensive income	$(184,303)	$94,440

P.82 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Weighted-average assumptions used in the actuarial computations to determine benefit obligations as of December 2006 and December 2005, were as follows:

(Percent)	2006	2005
Discount rate	6.00%	5.50%
Rate of increase in compensation levels	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost were as follows:

(Percent)	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Rate of increase in compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%

The Company selects its discount rate utilizing a methodology that equates the plans' projected benefit obligations to a present value calculated using the Citigroup Pension Discount Curve.

The methodology described above includes producing a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by FAS 87. For active participants, service is projected to the end of the current measurement date and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the Annual Spot Rates provided in the Citigroup Pension Discount Curve. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the Citigroup annual rates. The discount rate determined on this basis increased to 6.00% as of December 2006 from 5.50% as of December 2005.

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

The Company's pension plan weighted-average asset allocations as of December 2006 and December 2005, by asset category, were as follows:

	Percentage of Plan Assets
Asset Category	2006	2005
Equity securities	76%	75%
Debt securities	20%	22%
Real estate	4%	3%
Total	100%	100%

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

In 2006 and 2005, the Company made contributions of $15.3 million and $54.6 million, respectively, to its qualified pension plans. Although the Company does not have any quarterly funding requirements in 2007 (under the Employee Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), the Company will make contractual funding contributions of approximately $13 million in connection with The New York Times Newspaper Guild pension plan. We may elect to make additional contributions to our other pension plans. The amount of these contributions, if any, would be based on the results of the January 1, 2007 valuation, market performance and interest rates in 2007 as well as other factors. Assuming that the Company achieves an 8.75% return on pension assets, that interest rates are stable

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.83

and that there are no changes to the Company's benefits structure in 2007, it expects making contributions in 2007 in the same range as the contributions made in 2006.

The following benefit payments (net of plan participant contributions for non-qualified plans) under the Company's pension plans, which reflect expected future services, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2007	$54,325	$13,340	$67,665
2008	55,694	13,455	69,149
2009	57,656	13,812	71,468
2010	59,426	14,061	73,487
2011	61,834	14,586	76,420
2012-2016	375,340	86,210	461,550

The amount of cost recognized for defined contribution benefit plans was $14.3 million for 2006, $13.4 million for 2005 and $13.0 million for 2004.

13. Postretirement and Postemployment Benefits

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employees meet specified age and service requirements. The Company's policy is to pay its portion of insurance premiums and claims from Company assets.

In addition, the Company contributes to a postretirement plan under the provisions of a collective bargaining agreement. The information included in this Note reflects, for all periods presented, a postretirement plan between the Company and its subsidiaries, on the one hand, and The New York Times Newspaper Guild, on the other. Prior to the fourth quarter of 2006, this postretirement plan was accounted for as a multi-employer plan. The Company has concluded that it should have been accounted for as a single-employer plan. Therefore, the Company has restated all prior periods to account for this plan under FAS 106 (see Note 2). The Company's postretirement liability to the Guild union employees is capped at the present value of expected future contributions allocated to retiree coverage under the collective bargaining agreement.

In accordance with FAS 106, the Company accrues the costs of postretirement benefits during the employees' active years of service.

The Company adopted FAS 158 on December 31, 2006. FAS 158 requires an entity to recognize the funded status of its postretirement plans on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. The 2006 disclosure below includes the recognition provisions of FAS 158. The following table provides the incremental effect of applying FAS 158 on individual balance sheet line items.

(in thousands)	Pre-FAS 158 Adjustment	FAS 158 Adoption Adjustment	Post-FAS 158 Adjustment
Current- postretirement benefits obligation	$—	$(13,205)	$(13,205)
Deferred income tax asset(a)	—	11,293	11,293
Noncurrent- postretirement benefits obligation	(273,620)	16,880	(256,740)
Accumulated other comprehensive loss, net of income taxes	—	(14,968)	(14,968)

(a)  Represents deferred tax asset netted within accumulated other comprehensive loss.

In accordance with the adoption of FAS 158, the Company recorded income of $3.7 million (before deferred taxes) to accumulated other comprehensive income. Included within this amount is an actuarial gain related to the Retiree Drug Subsidy (see below) which is non-taxable. Therefore, the deferred tax amount included in the table above does not include deferred taxes on the gain related to the Retiree Drug Subsidy.

Net periodic postretirement cost was as follows:

(In thousands)	2006	2005	2004
Components of net periodic postretirement benefit cost
Service cost	$9,502	$8,736	$8,104
Interest cost	14,668	14,594	14,393
Expected return on plan assets	(40)	(108)	(171)
Recognized actuarial loss	2,971	4,724	1,956
Amortization of prior service credit	(7,176)	(6,176)	(6,409)
Net periodic postretirement benefit cost	$19,925	$21,770	$17,873

P.84 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $3.6 million and $8.3 million, respectively.

In connection with collective bargaining agreements, the Company contributes to several welfare plans. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these welfare plans are not reflected above and were approximately $24 million in 2006, $23 million in 2005 and $21 million in 2004.

The accrued postretirement benefit liability and the change in benefit obligation as of December 2006 and December 2005 were as follows:

(In thousands)	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$284,646	$260,701
Service cost	9,502	8,736
Interest cost	14,668	14,594
Plan participants' contributions	2,855	2,370
Plan amendments	(28,628)	–
Benefits paid	(19,569)	(17,527)
Medicare subsidies received	905	–
Actuarial loss	5,566	15,772
Benefit obligation at the end of year	269,945	284,646
Change in plan assets
Fair value of plan assets at beginning of year	1,135	2,194
Actual return on plan assets	(178)	(467)
Employer contributions	14,852	14,565
Plan participants' contributions	2,855	2,370
Benefits paid	(19,569)	(17,527)
Medicare subsidies received	905	–
Fair value of plan assets at end of year	–	1,135
Funded status	(269,945)	(283,511)
Unrecognized actuarial loss	–	74,207
Unrecognized prior service credit	–	(59,265)
Net amount recognized	$(269,945)	$(268,569)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(13,205)	$–
Noncurrent liabilities	(256,740)	–
Accrued benefit cost	–	(268,569)
Net amount recognized	$(269,945)	$(268,569)
Amount recognized in Accumulated other comprehensive income
Prior service credit	$(80,718)	$–
Actuarial loss	77,043	–
Total	$(3,675)	$–

The Company adopted FASB Staff Position No. 106-2, in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("Medicare Reform Act"). Pursuant to the Medicare Reform Act, through December 2005, the Company integrated its postretirement benefit plan with Medicare (the "Integration Method"). Under this option benefits paid by the Company are offset by Medicare. Beginning in 2006, the Company elected to receive the Medicare retiree drug subsidy ("Retiree Drug Subsidy") instead of the benefit under the Integration Method. The Company's accumulated benefit obligation was reduced by $47.5 million due to the Retiree Drug Subsidy.

The Retiree Drug Subsidy reduced net periodic postretirement benefit cost in 2006 as follows:

Service cost	$2,060
Interest cost	2,817
Net amortization and deferral of actuarial loss	2,128
Total	$7,005

In February 2006 the Company announced amendments, such as the elimination of retiree-medical benefits to new employees and the elimination of life insurance benefits to new retirees, to its postretirement benefit plan effective January 1, 2007. In addition, effective February 1, 2007 certain retirees at the New England Media Group were moved to a new benefits plan. In connection with this change, the insurance premiums were reduced while benefits remained comparable to that of the previous benefits plan. These changes will reduce the future obligations and expense to the Company under these plans.

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations as of December 2006 and December 2005 were as follows:

	2006	2005
Discount rate	6.00%	5.50%
Estimated increase in compensation level	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	2006	2005	2004
Discount rate	5.50%	5.75%	6.00%
Estimated increase in compensation level	4.50%	4.50%	4.50%

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.85

The assumed health-care cost trend rates as of December 2006 and December 2005, were as follows:

	2006		2005
Health-care cost trend rate assumed for next year:
Medical	6.75	%-8.50%	7.00	%-9.00%
Prescription	10.50%		11.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%		5.00%
Year that the rate reaches the ultimate trend rate	2013		2013

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2006	$3,547	$(2,854)
Effect on accumulated postretirement benefit obligation as of December 2006	$32,094	$(25,766)

The following benefit payments (net of plan participant contributions) under the Company's postretirement plan, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2007	$14,328
2008	13,896
2009	14,602
2010	15,208
2011	15,783
2012-2016	90,709

The Company expects to receive cash payments of approximately $18 million related to the Retiree Drug Subsidy from 2007 through 2016. The benefit payments in the above table are not reduced for the Retiree Drug Subsidy.

In accordance with FAS No. 112, Employers' Accounting for Postemployment Benefits, the Company accrues the cost of certain benefits provided to former or inactive employees after employment but before retirement (such as workers' compensation, disability benefits and health-care continuation coverage) during the employees' active years of service. The accrued cost of these benefits amounted to $9.8 million as of December 2006 and $10.1 million as of December 2005.

14. Other Liabilities

The components of the "Other Liabilities—Other" balance in the Company's Consolidated Balance Sheets were as follows:

	December
	2006	2005
Deferred compensation (see below)	$142,843	$137,973
Other liabilities	153,235	143,551
Total	$296,078	$281,524

Deferred compensation consists primarily of deferrals under a Company-sponsored deferred executive compensation plan (the "DEC plan"). The DEC plan obligation is recorded at fair market value and was $137.0 million as of December 2006 and $130.1 million as of December 2005.

The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferrals are initially for a period of a minimum of two years after which time taxable distributions must begin unless the period is extended by the participant. Employees' contributions earn income based on the performance of investment funds they select.

P.86 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The Company invests deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. The Company's investments in life insurance products are recorded at fair market value and are included in "Miscellaneous Assets" in the Company's Consolidated Balance Sheets, and were $137.6 million as of December 2006 and $129.3 million as of December 2005.

Other liabilities in the preceding table above primarily include the Company's tax contingency and worker's compensation liability.

15. Earnings Per Share

Basic and diluted earnings per share were as follows:

(In thousands, except per share data)	2006	2005	2004
BASIC (LOSS)/EARNINGS PER SHARE COMPUTATION
Numerator
(Loss)/income from continuing operations	$(568,171)	$243,313	$264,985
Discontinued operations, net of income taxes – Broadcast Media Group	24,728	15,687	22,646
Cumulative effect of a change in accounting principle, net of income taxes	—	(5,527)	—
Net (loss)/income	$(543,443)	$253,473	$287,631
Denominator
Average number of common shares outstanding	144,579	145,440	147,567
(Loss)/income from continuing operations	$(3.93)	$1.67	$1.80
Discontinued operations, net of income taxes – Broadcast Media Group	0.17	0.11	0.15
Cumulative effect of a change in accounting principle, net of income taxes	—	(0.04)	—
Net (loss)/income	$(3.76)	$1.74	$1.95
DILUTED (LOSS)/EARNINGS PER SHARE COMPUTATION
Numerator
(Loss)/income from continuing operations	$(568,171)	$243,313	$264,985
Discontinued operations, net of income taxes – Broadcast Media Group	24,728	15,687	22,646
Cumulative effect of a change in accounting principle, net of income taxes	—	(5,527)	—
Net (loss)/income	$(543,443)	$253,473	$287,631
Denominator
Average number of common shares outstanding	144,579	145,440	147,567
Incremental shares for assumed exercise of securities	—	437	1,790
Total shares	144,579	145,877	149,357
(Loss)/income from continuing operations	$(3.93)	$1.67	$1.78
Discontinued operations, net of income taxes – Broadcast Media Group	0.17	0.11	0.15
Cumulative effect of a change in accounting principle, net of income taxes	—	(0.04)	—
Net (loss)/income	$(3.76)	$1.74	$1.93

In 2005 and 2004, the difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation. In 2006, potential common shares were not included in diluted shares because the loss from continuing operations makes them antidilutive.

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

16. Stock-Based Awards

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

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.87

The 2004 Non-Employee Directors' Stock Incentive Plan (the "2004 Directors' Plan") provides for the issuance of up to 500,000 shares of Common Stock in the form of stock options or restricted stock awards. Under the 2004 Directors' Plan, each non-employee director of the Company has historically received annual grants of non-qualified options with 10-year terms to purchase 4,000 shares of Common Stock from the Company at the average market price of such shares on the date of grant. Additionally, shares of restricted stock may be granted under the plan. Restricted stock has not been awarded under the 2004 Directors' Plan.

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

Before the adoption of FAS 123-R, the Company applied APB 25 to account for its stock-based compensation expense. Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock and long-term incentive plan awards ("LTIP awards"). Under APB 25, the Company was not required to recognize compensation expense for the cost of stock options or shares issued under the Company's ESPP. In accordance with the adoption of FAS 123-R, the Company records stock-based compensation expense for the cost of stock options, restricted stock units, restricted stock, shares issued under the ESPP (in 2005 only) and LTIP awards (together, "Stock-Based Awards"). Stock-based compensation expense in 2006 was $23.4 million ($13.6 million after tax or $.09 per basic and diluted share) and in 2005 was $32.2 million ($21.9 million after tax or $.15 per basic and diluted share).

FAS 123-R requires that stock-based compensation expense be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the "substantive vesting period"). The Company's 1991 Executive Stock Plan and the 2004 Directors' Plan provide that awards generally vest over a stated vesting period, and upon the retirement of an employee/Director. In periods before the Company's adoption of FAS 123-R (pro forma disclosure only), the Company recorded stock-based compensation expense for awards to retirement-eligible employees over the awards' stated vesting period (the "nominal vesting period"). With the adoption of FAS 123-R, the Company will continue to follow the nominal vesting period approach for the unvested portion of awards granted before the adoption of FAS 123-R and follow the substantive vesting period approach for awards granted after the adoption of FAS 123-R.

The following table details the effect on net (loss)/income and loss/earnings per share had stock-based compensation expense for the Stock-Based Awards been recorded in 2004 based on the fair-value method under FAS 123. The reported and pro forma net (loss)/income and loss/earnings per share for 2006 and 2005 in the table below are the same since stock-based compensation expense is calculated under the

P. 88 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

provisions of FAS 123-R. These amounts are included in the table below only to provide the detail for a comparative presentation to 2004.

(In thousands, except per share data)	2006	2005	2004
Reported net (loss)/ income	$(543,443)	$253,473	$287,631
Add
Total stock-based compensation expense included in reported net (loss)/income, net of related tax effects	13,584	21,850	1,478
Deduct
Total stock-based compensation expense determined under fair-value method for all awards, net of related tax effects	(13,584)	(21,850)	(63,563)
Pro forma net (loss)/income	$(543,443)	$253,473	$225,546
(Loss)/earnings per share
Basic – reported	$(3.76)	$1.74	$1.95
Basic – pro forma	$(3.76)	$1.74	$1.53
Diluted – reported	$(3.76)	$1.74	$1.93
Diluted – pro forma	$(3.76)	$1.74	$1.51

In June 2004 the Company accelerated the vesting of certain employee stock options where the exercise price of the stock options was above the Company's stock price. The acceleration of vesting resulted in additional stock-based compensation expense of $20.5 million (net of income taxes) that would have otherwise been reflected in the table above in periods after 2004 and $7.7 million in periods after 2005. The decrease in stock-based compensation expense in 2005 compared with 2004 is due to a series of actions taken by the Company over the past three years such as reducing awards granted to employees, accelerating the vesting of certain stock options in 2004 and changing the terms of future awards.

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

In 2005, the Company adopted FASB Staff Position FAS 123(R)-3, ("FSP 123-R"). FSP 123 (R)-3 allows a "short cut" method of calculating its pool of excess tax benefits ("APIC Pool") available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123-R. The Company calculated its APIC Pool utilizing the short cut method under FSP 123 (R)3. The Company's APIC Pool is approximately $43 million as of December 31, 2006.

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

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.89

Changes in the Company's stock options in 2006 were as follows:

	2006
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding, beginning of year	31,200	$41
Granted	2,676	24
Exercised	(813)	19
Forfeited	(871)	43
Options outstanding, end of year	32,192	$40	5	$1,414
Options exercisable, end of year	27,893	$42	5	$156

The total intrinsic value for stock options exercised was approximately $4 million in 2006 and $13 million in 2005.

The amount of cash received from the exercise of stock options was approximately $16 million and the related tax benefit was approximately $2 million in 2006.

The fair value of the stock options granted was estimated on the date of grant using a Black Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2005, with the adoption of FAS 123-R, the expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year term. Stock options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected life of stock options granted with a 6-year term was determined using the average of the vesting period and term, an accepted method under the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, ending on the date of grant, and calculated on a monthly basis.

	2006			2005			2004
Term (In years)	6	10	10	6	10	10	6	10
Vesting (In years)	3	1	4	3	1	4	3	1 & 4
Risk-free interest rate	4.64%	4.87%	4.63%	4.40%	3.96%	4.40%	3.33%	3.62%
Expected life	4.5 years	5 years	6 years	4.5 years	5 years	5 years	4 years	5 years
Expected volatility	17.29%	19.20%	18.82%	19.27%	19.66%	19.07%	19.09%	19.65%
Expected dividend yield	3.04%	2.65%	3.04%	2.43%	2.11%	2.43%	1.50%	1.50%
Weighted average fair value	$3.65	$4.85	$4.38	$4.90	$6.28	$5.10	$6.64	$8.09

P.90 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

For grants prior to 2005 (before the adoption of FAS 123-R), the fair value for stock options with 10-year terms and different vesting periods was calculated on a combined basis. For grants made beginning in 2005, with the adoption of FAS 123-R, the fair value for stock options granted with different vesting periods was calculated separately.

Restricted Stock

The 1991 Executive Stock Plan also provides for grants of restricted stock. The Company did not grant restricted stock in 2005 or 2006 but rather granted restricted stock units. Restricted stock vest at the end of the nominal vesting period or the substantive vesting period, whichever is applicable. The fair value of restricted stock is the excess of the average market price of Common Stock at the date of grant over the exercise price, which is zero.

Changes in the Company's restricted stock in 2006 were as follows:

	2006
(Shares in thousands)	Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of period	711	$41
Granted	—	—
Vested	(122)	43
Forfeited	(20)	40
Unvested restricted stock at end of period	569	$41

The weighted average grant date fair value in 2004 was approximately $40.

Under the provisions of FAS 123-R, the recognition of deferred compensation, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted, is no longer required. Therefore, in the first quarter of 2005, the amount that had been in "Deferred compensation" in the Consolidated Balance Sheet was reversed to zero.

Restricted Stock Units

The 1991 Executive Stock Plan also provides for grants of other awards, including restricted stock units. In 2005 and 2006, the Company granted restricted stock units with a 3-year vesting period and a 5-year vesting period. Each restricted stock unit represents the Company's obligation to deliver to the holder one share of Common Stock upon vesting. Restricted stock units vest at the end of the nominal vesting period or the substantive vesting period, whichever is applicable. The fair value of restricted stock units is the excess of the average market price of Common Stock at the date of grant over the exercise price, which is zero.

Changes in the Company's restricted stock units in 2006 were as follows:

	2006
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at beginning of period	530	$27
Granted	270	24
Vested	(63)	26
Forfeited	(18)	27
Unvested restricted stock units at end of period	719	$26

The weighted average grant date fair value in 2005 was approximately $27.

ESPP

Under the ESPP, participating employees purchase Common Stock through payroll deductions. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest.

In 2006, there was one 12-month offering with an undiscounted purchase price, set at 100% of the average market price on December 29, 2006. With these modifications, the ESPP is not considered a compensatory plan, and therefore compensation expense was not recorded for shares issued under the ESPP in 2006.

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

In 2004 and prior offerings, the offering period was generally 12 months and the purchase price was the lesser of 85% of the average market price of the Common Stock on the date the offering commenced or the date the offering ended. Approximately 1 million shares were issued under the ESPP in 2004.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.91

The fair value of the offerings was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on the implied volatility on the day of grant.

	2005
	January	June	2004
Risk-free interest rate	2.36%	3.25%	1.27%
Expected life	6 months	6 months	1.2 years
Expected volatility	21.39%	21.46%	28.63%
Expected dividend yield	1.51%	2.12%	1.75%
Weighted-average fair value	$6.65	$5.04	$8.13

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

The LTIP awards based on TSR are classified as liability awards under the provisions of FAS 123-R because the Company incurs a liability, payable in cash, indexed to the Company's stock price. The LTIP award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the operating results and the performance of the Company's TSR relative to the peer group's TSR.

Based on an independent valuation of its LTIP awards, the Company recorded an expense of $0.8 million in 2006 and a favorable adjustment of $2.4 million in 2005. The fair value of the LTIP awards was calculated by comparing the Company's TSR against a predetermined peer group's TSR over the performance period. The LTIP awards are valued using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. These assumptions are based on historical data points and are taken from market data sources. The payout of the LTIP awards are based on relative performance; therefore, correlations in stock price performance among the peer group companies also factor into the valuation. There were no LTIP awards paid in 2006 and 2005 in connection with the performance period ending in 2005 or 2004.

For awards granted for the cycle beginning in 2007, the actual payment, if any, will no longer have a performance measure based on TSR. Thus, LTIP awards granted for the cycle beginning in 2007 will not be classified as liability awards.

As of December 2006, unrecognized compensation expense related to the unvested portion of the Company's Stock-Based Awards was approximately $31 million and is expected to be recognized over a weighted-average period of approximately 3 years.

The Company generally issues shares for the exercise of stock options from unissued reserved shares and issues shares for restricted stock units and shares under the ESPP from treasury shares.

Shares of Class A Common Stock reserved for issuance were as follows:

	December
(In thousands)	2006	2005
Stock options
Outstanding	32,192	31,200
Available	4,075	5,880
Employee Stock Purchase Plan
Available	7,992	7,992
Restricted stock units, retirement units and other awards
Outstanding	750	633
Available	474	644
Total Outstanding	32,942	31,833
Total Available	12,541	14,516

P. 92 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

In addition to the shares available in the table above, as of December 2006 and December 2005, there were approximately 833,000 and 834,000 shares of Class B Common Stock available for conversion into shares of Class A Common Stock.

17. Stockholders' Equity

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

The Adolph Ochs family trust holds 88% of the Class B Common Stock and as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.

The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in the open market or through private transactions. These repurchases may be suspended from time to time or discontinued. The Company repurchased 2.2 million shares in 2006 at an average cost of $23.67 per share, 1.7 million shares in 2005 at an average cost of $33.08 per share and 6.8 million shares in 2004 at an average cost of $42.79 per share. The cost associated with these repurchases were $51.1 million in 2006, $57.2 million in 2005 and $293.0 million in 2004.

The Company retired 3.7 million shares from treasury stock in 2006. The 2006 retirement resulted in a reduction of $154.2 million in treasury stock, $0.4 million in Class A Common Stock, $93.2 million in additional paid-in capital and $60.6 million in retained earnings.

The Company did not retire any shares from treasury stock in 2005. The Company retired 9.2 million shares from treasury stock in 2004. The 2004 retirement resulted in a reduction of $405.3 million in treasury stock, $0.9 million in Class A Common Stock, $96.0 million in additional paid-in capital and $308.4 million in retained earnings.

The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

18. Segment Information

The Company's reportable segments consist of the News Media Group and About.com. These segments are evaluated regularly by key management in assessing performance and allocating resources.

In September 2006, the Company acquired Calorie-Count, which is included in the results of About.com.

In August 2006, the Company acquired Baseline. Baseline is included in the results of NYTimes.com, which is part of the News Media Group.

In March 2005, the Company acquired About, Inc. About.com is a separate reportable segment of the Company.

In February 2005, the Company acquired North Bay. North Bay is included in the results of the News Media Group under the Regional Media Group.

The results of Calorie-Count, Baseline, About.com and North Bay have been included in the Company's Consolidated Financial Statements since their respective acquisition dates.

Beginning in fiscal 2005, the results of the Company's two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group (now a discontinued operation (see Note 5), are included in the results of the News Media Group as part of The New York Times Media Group. WQXR, the Company's classical music radio station, is working with The New York Times News Services division to expand the distribution of Times-branded news and information on a variety of radio platforms, through The Times's own resources and in collaboration with strategic partners. WQEW receives revenues under a time brokerage agreement with Radio Disney New York, LLC (ABC, Inc.'s successor in interest), which currently provides substantially all of WQEW's programming (see Note 20 for information on the anticipated sale of WQEW). 2004 information has been reclassified to conform with the current presentation.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.93

Revenues from individual customers and revenues, operating profit and identifiable assets of foreign operations are not significant.

Below is a description of the Company's reportable segments:

–News Media Group

The New York Times Media Group, which includes The New York Times, NYTimes.com, the IHT and the two New York City radio stations; the New England Media Group, which includes the Globe, Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital businesses.

–About.com

About.com is an online consumer information provider.

The Company's Statements of Operations by segment and Corporate were as follows:

(In thousands)	2006	2005	2004
Revenues
News Media Group	$3,209,704	$3,187,180	$3,159,412
About.com (from March 18, 2005)	80,199	43,948	—
Total	$3,289,903	$3,231,128	$3,159,412
Operating (Loss)/Profit
News Media Group	$317,157	$360,633	$511,117
About.com (from March 18, 2005)	30,819	11,685	—
Corporate	(54,154)	(52,768)	(48,504)
Impairment of intangible assets (see Note 4)	(814,433)	—	—
Gain on sale of assets	—	122,946	—
Total	$(520,611)	$442,496	$462,613
Net income from joint ventures	19,340	10,051	240
Interest expense, net	50,651	49,168	41,760
Other income	—	4,167	8,212
(Loss)/income from continuing operations before income taxes and minority interest	(551,922)	407,546	429,305
Income taxes	16,608	163,976	163,731
Minority interest in net loss/(income) of subsidiaries	359	(257)	(589)
(Loss)/income from continuing operations	(568,171)	243,313	264,985
Discontinued operations, net of income taxes – Broadcast Media Group	24,728	15,687	22,646
Cumulative effect of a change in accounting principles, net of income taxes	—	(5,527)	—
Net (loss)/income	$(543,443)	$253,473	$287,631

Operating profit for the News Media Group and Corporate included a charge of $34.2 million and $0.1 million, respectively, in 2006 related to staff reduction expenses (see Note 8).

P.94 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Advertising, circulation and other revenue, by division of the News Media Group, were as follows:

(In thousands)	2006	2005	2004
The New York Times Media Group
Advertising	$1,268,592	$1,262,168	$1,222,061
Circulation	637,094	615,508	615,891
Other	171,571	157,037	165,005
Total	$2,077,257	$2,034,713	$2,002,957
New England Media Group
Advertising	$425,743	$467,608	$481,615
Circulation	163,019	170,744	181,009
Other	46,572	36,991	37,971
Total	$635,334	$675,343	$700,595
Regional Media Group
Advertising	$383,207	$367,522	$349,702
Circulation	89,609	87,723	87,095
Other	24,297	21,879	19,063
Total	$497,113	$477,124	$455,860
Total News Media Group
Advertising	$2,077,542	$2,097,298	$2,053,378
Circulation	889,722	873,975	883,995
Other	242,440	215,907	222,039
Total	$3,209,704	$3,187,180	$3,159,412

The Company's segment and Corporate depreciation and amortization, capital expenditures and assets reconciled to consolidated amounts were as follows:

(In thousands)	2006	2005	2004
Depreciation and Amortization
News Media Group	$143,671	$119,293	$124,640
About.com	11,920	9,165	—
Corporate	6,740	7,022	9,441
Total	$162,331	$135,480	$134,081
Capital Expenditures
News Media Group	$343,776	$217,312	$199,890
About.com	3,156	1,713	—
Corporate	5,881	2,522	4,252
Total	$352,813	$221,547	$204,142
Assets
News Media Group	$2,537,031	$3,273,175	$3,163,066
Broadcast Media Group (see Note 5)	391,209	392,915	355,496
About.com	416,811	419,004	—
Corporate	365,752	240,615	257,084
Investments in joint ventures	145,125	238,369	218,909
Total	$3,855,928	$4,564,078	$3,994,555

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.95

19. Commitments and Contingent Liabilities

New Headquarters Building

The Company is in the process of constructing a 1.54 million square foot condominium office building (the "Building") in New York City that will serve as its new headquarters.

In December 2001, a wholly owned subsidiary of the Company ("NYT") and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the "Building Partnership"), a New York limited liability company established for the purpose of constructing the Building.

In August 2006, the Building was converted to a leasehold condominium, and NYT and FC Lion LLC each acquired ownership of its respective leasehold condominium units. Also in August 2006, Forest City Ratner Companies purchased the ownership interest in FC Lion LLC of the ING Real Estate affiliate. In turn, FC Lion LLC assigned its ownership interest in the Building Partnership and the FC Lion LLC condominium units to FC Eighth Ave., LLC ("FC").

NYT's condominium interests represent approximately 58% of the Building, and FC's condominium interests represent approximately 42%. NYT's and FC's percentage interests in the Building Partnership are also approximately 58% and 42%. The Building Partnership will remain in effect until substantial completion of the Building's core and shell.

Before the Building was converted to a leasehold condominium, the leasehold interest in the Building was held by the Building Partnership, and, because of the Company's majority interest in the Building Partnership, FC's interest in the Building was consolidated in the Company's financial statements. As a result of the Building's conversion to a leasehold condominium, the Building Partnership no longer holds any leasehold interest in the Building, and, as a result, FC's condominium units and capital expenditures (see below) are not consolidated in the Company's financial statements. Accordingly, the assets and interest in the Building Partnership attributable to FC, which were included in "Property, plant and equipment" and "Minority Interest," were reversed and are no longer included in the Company's Consolidated Balance Sheet as of December 2006.

In December 2001, the Building Partnership entered into a land acquisition and development agreement ("LADA") for the Building site with a New York State agency, which subsequently acquired title to the site through a condemnation proceeding. Pursuant to the LADA, the Building Partnership was required to fund all costs of acquiring the Building site, including the purchase price of approximately $86 million, and certain additional amounts ("excess site acquisition costs") to be paid in connection with the condemnation proceeding. NYT and FC were required to post letters of credit for these acquisition costs. As of December 2006, approximately $14 million remained undrawn on a letter of credit posted by the Company on behalf of NYT and approximately $11 million remained undrawn on a letter of credit posted by Forest City Enterprises, Inc. ("FCE") on behalf of FC.

The New York State agency leased the site to the Building Partnership under a 99-year lease (the "Ground Lease") dated December 12, 2001. Concurrently, the Building Partnership entered into 99-year subleases with NYT and FC Lion LLC with respect to their portions of the Building (the "Ground Subleases"). On September 24, 2003, the New York State agency conveyed vacant possession of the Building site to the Building Partnership.

In connection with the condominium declaration, the Building Partnership's interest as lessee under the Ground Lease and as lessor under the Ground Subleases was assigned to the New York State agency, and the Ground Subleases now constitute direct subleases between the New York State agency, as landlord, and NYT and FC, respectively, as tenants.

Under the terms of the Ground Subleases, no fixed rent is payable, but NYT and FC, respectively, must make payments in lieu of real estate taxes ("PILOT"), pay percentage (profit) rent with respect to retail portions of the Building, and make certain other payments over the term of the Ground Subleases. NYT and FC receive credits for allocated excess site acquisition costs against 85% of the PILOT payments. The Ground Subleases give NYT and FC, or their designees, the option to purchase the Building, which option must be exercised jointly, at any time after the initial 29 years of the term of the Ground Subleases for nominal consideration. Pursuant to the condominium declaration, NYT has the sole right to determine when the purchase option will be exercised, provided that FC may require the exercise of the purchase option if NYT has not done so within five years prior to the expiration of the 99-year terms of the Ground Subleases.

In August 2004, the Building Partnership commenced construction of the Building and, under the Ground Subleases, NYT and FC are required to complete construction of the Building's core and shell within 36 months following construction commencement, subject to certain extensions. The Company

P. 96 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

and FCE have guaranteed the obligation to complete construction of the Building in accordance with the Ground Subleases.

Pursuant to the Operating Agreement of the Building Partnership, dated December 12, 2001, as amended June 25, 2004, August 15, 2006, and January 29, 2007 (the "Operating Agreement"), the funds for construction of the Building are being provided through a construction loan and capital contributions of NYT and FC. On June 25, 2004, the Building Partnership closed a construction loan with Capmark Finance, Inc. (formerly GMAC Commercial Mortgage Corporation) (the "construction lender"), which is providing a non-recourse loan of up to $320 million (the "construction loan"), secured by the Building, for construction of the Building's core and shell as well as other development costs. NYT elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs. FC's share of the total costs of the Building are being funded through capital contributions and the construction loan.

In connection with the condominium declaration, the Building Partnership, NYT and FC became co-borrowers under the construction loan, secured by NYT's and FC's respective condominium interests. As a co-borrower, the Company was required to record the amount outstanding of the construction loan on its financial statements (see Note 9). The Company also recorded a receivable, due from its development partner, for the same amount outstanding under the construction loan (see Note 9). As of December 2006, $124.7 million was outstanding under the construction loan.

Under the terms of the Operating Agreement and the construction loan, NYT was required to fund all of its construction equity related to construction of the core and shell as well as other development costs prior to the funding of the construction loan. In May 2006, NYT completed the funding of its required construction equity and FC began drawing down on the construction loan to pay its share of the costs. Because NYT funded its construction equity first, a portion of its funds was used to fund FC's share of Building costs (the "FC funded share") prior to commencement of funding of the construction loan. The FC funded share bears interest at the construction loan rate and is being repaid to NYT out of construction loan draws. FC's interest in the Building Partnership and all of the membership interests in FC have been pledged to NYT to secure repayment of the FC funded share.

The construction loan, made through a building loan agreement and a project loan agreement, bears interest at an initial annual rate of LIBOR plus 265 basis points and will mature on July 1, 2008, subject to the borrowers' right to extend the maturity date for two six-month periods upon the satisfaction of certain terms and conditions. FCE has provided the construction lender with a guaranty of completion with respect to the Building conditioned upon the availability of the construction loan and NYT construction capital contributions.

Under the terms of the Operating Agreement and the construction loan, the lien of the construction loan was scheduled to be released from the NYT condominium units upon substantial completion of the Building's core and shell but was to remain upon the FC condominium units until the construction loan was repaid in full. If FC was unable to obtain other financing to repay the construction loan upon substantial completion of the Building's core and shell, the agreements required the Company to make a loan (the "extension loan") to FC of approximately $119.5 million to pay a portion of the construction loan balance.

In January 2007, the construction loan was amended, and NYT was released as a borrower, its condominium units were released from the related lien, and the Company was released from a guarantee of NYT's obligation to complete the interior construction of the Company's portions of the Building as well as its guarantee of certain non-recourse carve-outs. The Company was also released from its obligation to make the extension loan (see Note 20).

The Company's actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of the Company's existing headquarters, including both core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures

(In millions)	NYT
2001-2006	$434
2007	$170-$190
Total	$604-$624
Less: net sale proceeds(1)	$106
Total, net of sale proceeds	$498-$518	(2)

(1)  Represents cash proceeds from the sale of the Company's existing headquarters (see Note 8), net of income taxes and transaction costs.

(2)  Includes estimated capitalized interest and salaries of $40 to $50 million.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.97

FC's capital expenditures were consolidated in the Company's financial statements through August 2006, when the Building was converted to a leasehold condominium. FC's actual capital expenditures from 2001 through August 2006 were approximately $239 million.

Operating Leases

Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating expenses.

Rental expense amounted to $35.0 million in 2006, $35.8 million in 2005 and $32.9 million in 2004. The approximate minimum rental commitments under noncancelable leases as of December 2006 were as follows:

(In thousands)	Amount
2007	$19,432
2008	10,618
2009	9,219
2010	6,641
2011	5,815
Later years	35,213
Total minimum lease payments	$86,938

The table above includes lease payments in connection with the leaseback of the Company's existing headquarters.

Capital Leases

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 2006, were as follows:

(In thousands)	Amount
2007	$7,867
2008	9,099
2009	9,595
2010	9,558
2011	9,552
Later years	74,020
Total minimum lease payments	119,691
Less: imputed interest	(43,229)
Present value of net minimum lease payments including current maturities	$76,462

Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the "circulation servicer"), and on behalf of two third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with GAAP, contingent obligations related to these guarantees are not reflected in the Company's Consolidated Balance Sheets as of December 2006 and December 2005.

The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was approximately $20 million as of December 2006. The amount outstanding under the credit facility, which expired in April 2006 and was renewed, was approximately $17 million as of December 2006. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the "property lease guarantees"). The total amount of the property lease guarantees was approximately $2 million as of December 2006. One property lease expires in June 2008 and the other expires in May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the "equipment lease guarantee"). The total amount of the equipment lease guarantee was approximately $2 million as of December 2006. The equipment lease expires in March 2011. The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $5 million as of December 2006. The debt guarantee, which expires in May 2012, was made by the Company to

P.98 2006 ANNUAL REPORT – Notes to the Consolidated Financial Statements

allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company has letters of credit of approximately $33 million, that are required by insurance companies, to provide support for the Company's workers' compensation liability that is included in the Company's Consolidated Balance Sheet as of December 2006.

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

Note 20. Subsequent Events

Broadcast Media Group Sale

On January 3, 2007, the Company entered into an agreement to sell the Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for $575 million. The transaction is subject to regulatory approvals and is expected to close in the first half of 2007.

WQEW Sale

One of the Company's New York City radio stations, WQEW-AM ("WQEW"), receives revenues under a time brokerage agreement with Radio Disney New York, LLC (ABC, Inc.'s successor in interest) that provides substantially all of WQEW's programming. On January 25, 2007, Radio Disney New York, LLC entered into an agreement to acquire WQEW for $40 million. The sale is currently expected to close in the first quarter of 2007 and is subject to Federal Communications Commission approval. At closing, the Company will recognize a significant portion of the sale price as a gain because the net book value of WQEW's net assets being sold is nominal.

Construction Loan Amendment

Effective as of January 29, 2007, the construction loan was amended to release NYT as a borrower, release NYT's condominium units from the related lien, and release the Company from a guarantee of NYT's obligation to complete the interior construction of the Company's portions of the Building as well as its guarantee of certain non-recourse carve-outs. The Company was also released from its obligation to make an extension loan (see Note 19). The construction lender remains obligated to continue to fund to the Building Partnership the balance of the construction loan required to complete construction of the Building.

In connection with the amendments, the construction lender funded to NYT $11.6 million, representing additional consideration payable by FC under the Operating Agreement for the purchase price of the land for the Building.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.99

QUARTERLY INFORMATION (UNAUDITED)

As described in Note 2 of the Notes to the Consolidated Financial Statements, the Company has restated previously issued financial statements. The following tables of quarterly information (unaudited) reflect the restatements for 2005 and the first three quarters of 2006 and provide information on the restatement adjustments. The Broadcast Media Group's results of operations have been presented as discontinued operations, and certain assets and liabilities are classified as held for sale for all periods presented (see Note 5 of the Notes to the Consolidated Financial Statements). In order to more clearly disclose the impact of the restatement on reported results, the impact of this reclassification is separately shown below in the columns labeled "Discontinued Operations."

	2006 Quarters(3)
(In thousands, except per share data)	First (Restated and Reclassified)	Second (Restated and Reclassified)	Third (Restated and Reclassified)	Fourth	Year
Revenues	$799,197	$819,636	$739,586	$931,484	$3,289,903
Costs and expenses	738,732	733,393	721,701	802,255	2,996,081
Impairment of intangible assets	–	–	–	814,433	814,433
Operating profit/(loss)	60,465	86,243	17,885	(685,204)	(520,611)
Net income from joint ventures	1,967	8,770	7,348	1,255	19,340
Interest expense, net	12,524	13,234	13,267	11,626	50,651
Income/(loss) from continuing operations before income taxes and minority interest	49,908	81,779	11,966	(695,575)	(551,922)
Income taxes expense/(benefit)	19,475	28,156	3,926	(34,949)	16,608
Minority interest in net (income)/loss of subsidiaries	93	244	267	(245)	359
Income/(loss) from continuing operations	30,526	53,867	8,307	(660,871)	(568,171)
Discontinued operations, net of income taxes – Broadcast Media Group	1,886	5,714	4,290	12,838	24,728
Net income/(loss)	$32,412	$59,581	$12,597	$(648,033)	$(543,443)
Average number of common shares outstanding
Basic	145,165	144,792	144,454	143,906	144,579
Diluted	145,361	144,943	144,568	143,906	144,579
Basic earnings/(loss) per share:
Income/(loss) from continuing operations	$0.21	$0.37	$0.06	$(4.59)	$(3.93)
Discontinued operations, net of income taxes – Broadcast Media Group	0.01	0.04	0.03	0.09	0.17
Net income/(loss)	$0.22	$0.41	$0.09	$(4.50)	$(3.76)
Diluted earnings/(loss) per share:
Income/(loss) from continuing operations	$0.21	$0.37	$0.06	$(4.59)	$(3.93)
Discontinued operations, net of income taxes – Broadcast Media Group	0.01	0.04	0.03	0.09	0.17
Net income/(loss)	$0.22	$0.41	$0.09	$(4.50)	$(3.76)
Dividends per share	$.165	$.175	$.175	$.175	$.69

P. 100 2006 ANNUAL REPORT – Quarterly Information

	For the Quarter Ended March 26, 2006(3)
(In thousands, except per share data)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Revenues	$831,772	$(31,954)	$(621)	$799,197
Costs and expenses	763,496	(28,757)	3,993	738,732
Operating profit	68,276	(3,197)	(4,614)	60,465
Net income from joint ventures	1,967	–	–	1,967
Interest expense – net	12,524	–	–	12,524
Income from continuing operations before income taxes and minority interest	57,719	(3,197)	(4,614)	49,908
Income taxes	22,857	(1,311)	(2,071)	19,475
Minority interest	93	–	–	93
Income from continuing operations	34,955	(1,886)	(2,543)	30,526
Discontinued operations, net of income taxes –
Broadcast Media Group	–	1,886	–	1,886
Net income	$34,955	$–	$(2,543)	$32,412
Basic earnings per share:
Income from continuing operations	$0.24	$(0.01)	$(0.02)	$0.21
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.01	–	0.01
Net income	$0.24	$–	$(0.02)	$0.22
Diluted earnings per share:
Income from continuing operations	$0.24	$(0.01)	$(0.02)	$0.21
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.01	–	0.01
Net income	$0.24	$–	$(0.02)	$0.22
	For the Quarter Ended June 25, 2006(3)
(In thousands, except per share data)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Revenues	$858,748	$(39,112)	$–	$819,636
Costs and expenses	759,675	(29,427)	3,145	733,393
Operating profit	99,073	(9,685)	(3,145)	86,243
Net income from joint ventures	8,770	–	–	8,770
Interest expense – net	13,234	–	–	13,234
Income from continuing operations before income taxes and minority interest	94,609	(9,685)	(3,145)	81,779
Income taxes	33,540	(3,971)	(1,413)	28,156
Minority interest	244	–	–	244
Income from continuing operations	61,313	(5,714)	(1,732)	53,867
Discontinued operations, net of income taxes –
Broadcast Media Group	–	5,714	–	5,714
Net income	$61,313	$–	$(1,732)	$59,581
Basic earnings per share:
Income from continuing operations	$0.42	$(0.04)	$(0.01)	$0.37
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.04	–	0.04
Net income	$0.42	$–	$(0.01)	$0.41
Diluted earnings per share:
Income from continuing operations	$0.42	$(0.04)	$(0.01)	$0.37
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.04	–	0.04
Net income	$0.42	$–	$(0.01)	$0.41

Quarterly Information – THE NEW YORK TIMES COMPANY P.101

	For the Quarter Ended September 24, 2006(3)
(In thousands, except per share data)	As Previously Reported	Restatement Adjustments	Restated
Revenues	$739,586	$—	$739,586
Costs and expenses	719,110	2,591	721,701
Operating profit	20,476	(2,591)	17,885
Net income from joint ventures	7,348	–	7,348
Interest expense – net	13,267	–	13,267
Income from continuing operations before income taxes and minority interest	14,557	(2,591)	11,966
Income taxes	5,091	(1,165)	3,926
Minority interest	267	–	267
Income from continuing operations	9,733	(1,426)	8,307
Discontinued operations, net of income taxes –
Broadcast Media Group	4,290	–	4,290
Net income	$14,023	$(1,426)	$12,597
Basic earnings per share:
Income from continuing operations	$0.07	$(0.01)	$0.06
Discontinued operations, net of income taxes – Broadcast Media Group	0.03	–	0.03
Net income	$0.10	$(0.01)	$0.09
Diluted earnings per share:
Income from continuing operations	$0.07	$(0.01)	$0.06
Discontinued operations, net of income taxes – Broadcast Media Group	0.03	–	0.03
Net income	$0.10	$(0.01)	$0.09

P. 102 2006 ANNUAL REPORT – Quarterly Information

	2005 Quarters(3)
(In thousands, except per share data)	First (Restated and Reclassified)	Second (Restated and Reclassified)	Third (Restated and Reclassified)	Fourth (Restated and Reclassified)	Year (Restated and Reclassified)
Revenues	$773,618	$807,237	$757,155	$893,118	$3,231,128
Costs and expenses	695,398	712,715	720,621	782,844	2,911,578
Gain on sale of assets	122,946	–	–	–	122,946
Operating profit	201,166	94,522	36,534	110,274	442,496
Net (loss)/income from joint ventures	(248)	3,138	5,000	2,161	10,051
Interest expense, net	14,248	11,844	11,677	11,399	49,168
Other income	1,250	1,250	1,250	417	4,167
Income from continuing operations before income taxes and minority interest	187,920	87,066	31,107	101,453	407,546
Income taxes	80,712	33,067	13,121	37,076	163,976
Minority interest in net (income)/loss of subsidiaries	(119)	(161)	167	(144)	(257)
Income from continuing operations	107,089	53,838	18,153	64,233	243,313
Discontinued operations, net of income taxes	2,390	5,407	3,358	4,532	15,687
Cumulative effect of a change in accounting principle, net of income taxes(2)	—	—	—	(5,527)	(5,527)
Net income	$109,479	$59,245	$21,511	$63,238	$253,473
Average number of common shares outstanding
Basic	145,868	145,524	145,214	145,153	145,440
Diluted	146,771	146,003	145,602	145,407	145,877
Basic earnings per share:
Income from continuing operations	$0.73	$0.37	$0.13	$0.44	$1.67
Discontinued operations, net of income taxes – Broadcast Media Group	0.02	0.04	0.02	0.04	0.11
Cumulative effect of a change in accounting principle, net of income taxes	–	–	–	(0.04)	(0.04)
Net income	$0.75	$0.41	$0.15	$0.44	$1.74
Diluted earnings per share:
Income from continuing operations	$0.73	$0.37	$0.13	$0.44	$1.67
Discontinued operations, net of income taxes – Broadcast Media Group	0.02	0.04	0.02	0.03	0.11
Cumulative effect of a change in accounting principle, net of income taxes	–	–	–	(0.04)	(0.04)
Net income	$0.75	$0.41	$0.15	$0.43	$1.74
Dividends per share	$.155	$.165	$.165	$.165	$.65

Quarterly Information – THE NEW YORK TIMES COMPANY P.103

	For the Quarter Ended March 27, 2005(3)
(In thousands, except per share data)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Revenues	$805,583	$(31,317)	$(648)	$773,618
Costs and expenses	720,457	(27,266)	2,207	695,398
Gain on sale of assets	122,946	–	–	122,946
Operating profit	208,072	(4,051)	(2,855)	201,166
Net income from joint ventures	(248)	–	–	(248)
Interest expense – net	14,248	–	–	14,248
Other income	1,250	–	–	1,250
Income from continuing operations before income taxes and minority interest	194,826	(4,051)	(2,855)	187,920
Income taxes	83,658	(1,661)	(1,285)	80,712
Minority interest	(119)	–	–	(119)
Income from continuing operations	111,049	(2,390)	(1,570)	107,089
Discontinued operations, net of income taxes –
Broadcast Media Group	–	2,390	–	2,390
Net income	$111,049	$–	$(1,570)	$109,479
Basic earnings per share:
Income from continuing operations	$0.76	$(0.02)	$(0.01)	$0.73
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.02	–	0.02
Net income	$0.76	$–	$(0.01)	$0.75
Diluted earnings per share:
Income from continuing operations	$0.76	$(0.02)	$(0.01)	$0.73
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.02	–	0.02
Net income	$0.76	$–	$(0.01)	$0.75

P. 104 2006 ANNUAL REPORT – Quarterly Information

	For the Quarter Ended June 26, 2005(3)
(In thousands, except per share data)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Revenues	$845,069	$(37,184)	$(648)	$807,237
Costs and expenses	738,527	(28,019)	2,207	712,715
Operating profit	106,542	(9,165)	(2,855)	94,522
Net income from joint ventures	3,138	–	–	3,138
Interest expense – net	11,844	–	–	11,844
Other income	1,250	–	–	1,250
Income from continuing operations before income taxes and minority interest	99,086	(9,165)	(2,855)	87,066
Income taxes	38,110	(3,758)	(1,285)	33,067
Minority interest	(161)	–	–	(161)
Income from continuing operations	60,815	(5,407)	(1,570)	53,838
Discontinued operations, net of income taxes –
Broadcast Media Group	–	5,407	–	5,407
Net income	$60,815	$–	$(1,570)	$59,245
Basic earnings per share:
Income from continuing operations	$0.42	$(0.04)	$(0.01)	$0.37
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.04	–	0.04
Net income	$0.42	$–	$(0.01)	$0.41
Diluted earnings per share:
Income from continuing operations	$0.42	$(0.04)	$(0.01)	$0.37
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.04	–	0.04
Net income	$0.42	$–	$(0.01)	$0.41

Quarterly Information – THE NEW YORK TIMES COMPANY P.105

	For the Quarter Ended September 25, 2005(3)
(In thousands, except per share data)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Revenues	$791,083	$(33,280)	$(648)	$757,155
Costs and expenses	746,004	(27,588)	2,205	720,621
Operating profit	45,079	(5,692)	(2,853)	36,534
Net income from joint ventures	5,000	–	–	5,000
Interest expense – net	11,677	–	–	11,677
Other income	1,250	–	–	1,250
Income from continuing operations before income taxes and minority interest	39,652	(5,692)	(2,853)	31,107
Income taxes	16,738	(2,334)	(1,283)	13,121
Minority interest	167	–	–	167
Income from continuing operations	23,081	(3,358)	(1,570)	18,153
Discontinued operations, net of income taxes –
Broadcast Media Group	–	3,358	–	3,358
Net income	$23,081	$–	$(1,570)	$21,511
Basic earnings per share:
Income from continuing operations	$0.16	$(0.02)	$(0.01)	$0.13
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.02	–	0.02
Net income	$0.16	$–	$(0.01)	$0.15
Diluted Earnings per share:
Income from continuing operations	$0.16	$(0.02)	$(0.01)	$0.13
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.02	–	0.02
Net income	$0.16	$–	$(0.01)	$0.15

P.106 2006 ANNUAL REPORT – Quarterly Information

	For the Quarter Ended December 25, 2005(3)
(In thousands, except per share data)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Revenues	$931,040	$(37,274)	$(648)	$893,118
Costs and expenses	809,679	(29,041)	2,206	782,844
Operating profit	121,361	(8,233)	(2,854)	110,274
Net income from joint ventures	2,161	–	–	2,161
Interest expense – net	11,399	–	–	11,399
Other income	417	–	–	417
Income from continuing operations before income taxes and minority interest	112,540	(8,233)	(2,854)	101,453
Income taxes	41,736	(3,376)	(1,284)	37,076
Minority interest	(144)	–	–	(144)
Income from continuing operations	70,660	(4,857)	(1,570)	64,233
Discontinued operations, net of income taxes –
Broadcast Media Group	–	4,532	–	4,532
Cumulative effect of a change in accounting principle, net of income taxes	(5,852)	325	–	(5,527)
Net income	$64,808	$–	$(1,570)	$63,238
Basic earnings per share:
Income from continuing operations	$0.49	$(0.04)	$(0.01)	$0.44
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.04	–	0.04
Cumulative effect of a change in accounting principle, net of income taxes	(0.04)	–	–	(0.04)
Net income	$0.45	$–	$(0.01)	$0.44
Diluted earnings per share:
Income from continuing operations	$0.49	$(0.03)	$(0.02)	$0.44
Discontinued operations, net of income taxes – Broadcast Media Group	–	0.03	–	0.03
Cumulative effect of a change in accounting principle, net of income taxes	(0.04)	–	–	(0.04)
Net income	$0.45	$–	$(0.02)	$0.43

(1)  The first quarter of 2005 includes a $122.9 million pre-tax gain from the sale of assets. The Company completed the sale of its current headquarters in New York City for $175.0 million, which resulted in a total pre-tax gain of $143.9 million, of which $114.5 million ($63.3 million after tax or $0.43 per diluted share) was recognized in the first quarter of 2005. The remainder of the gain is being deferred and amortized over the lease term in accordance with GAAP. In addition, the Company sold property in Sarasota, Fla., which resulted in a pre-tax gain in the first quarter of 2005 of $8.4 million ($5.0 million after tax or $0.03 per diluted share). See Note 8 of the Notes to the Consolidated Financial Statements.

(2)  The Company adopted FIN 47 during the fourth quarter of 2005 and accordingly recorded an after-tax charge of $5.5 million or $0.04 per diluted share ($9.9 million pre-tax). See Note 8 of the Notes to the Consolidated Financial Statements.

(3)  See Note 2 of the Notes to the Consolidated Financial Statements.

Earnings per share amounts for the quarters do not necessarily equal the respective year-end amounts for earnings per share due to the weighted average number of shares outstanding used in the computations for the respective periods. Earnings per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding.

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

Quarterly Information – THE NEW YORK TIMES COMPANY P.107

Condensed Consolidated Balance Sheets

	As of March 26, 2006(1)
(In thousands)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Assets
Current Assets	$597,229	$(3,945)	$2,685	$595,969
Assets held for sale	–	356,963	–	356,963
Investments in Joint Ventures	239,601	–	–	239,601
Property, Plant and Equipment – net	1,502,875	(66,570)	–	1,436,305
Goodwill	1,440,650	(40,579)	–	1,400,071
Other Intangibles – net	404,332	(234,534)	–	169,798
Miscellaneous Assets	340,076	(11,335)	26,160	354,901
Total Assets	$4,524,763	$–	$28,845	$4,553,608
Liabilities and Stockholders' Equity
Current Liabilities	$1,024,787	$11,337	$(7,773)	$1,028,351
Other Liabilities	1,764,147	(11,337)	101,277	1,854,087
Minority Interest	208,719	–	–	208,719
Common stockholders' equity	1,527,110	–	(64,659)	1,462,451
Total Liabilities and Stockholders' Equity	$4,524,763	$–	$28,845	$4,553,608
	As of June 25, 2006(1)
(In thousands)	As Previously Reported	Discontinued Operations	Restatement Adjustments	Restated and Reclassified
Assets
Current Assets	$735,788	$(2,824)	$2,747	$735,711
Assets held for sale	–	354,082	–	354,082
Investments in Joint Ventures	245,914	–	–	245,914
Property, Plant and Equipment – net	1,552,167	(64,456)	–	1,487,711
Goodwill	1,444,621	(41,675)	–	1,402,946
Other Intangibles – net	397,974	(234,222)	–	163,752
Miscellaneous Assets	232,082	(10,905)	24,222	245,399
Total Assets	$4,608,546	$–	$26,969	$4,635,515
Liabilities and Stockholders' Equity
Current Liabilities	$1,202,006	$10,931	$(7,085)	$1,205,852
Other Liabilities	1,636,893	(10,931)	97,134	1,723,096
Minority Interest	232,945	–	–	232,945
Common stockholders' equity	1,536,702	–	(63,080)	1,473,622
Total Liabilities and Stockholders' Equity	$4,608,546	$–	$26,969	$4,635,515

P. 108 2006 ANNUAL REPORT – Quarterly Information

	As of September 24, 2006(1)
(In thousands)	As Previously Reported	Restatement Adjustments	Restated
Assets
Current Assets	$816,440	$2,611	$819,051
Assets held for sale	355,846	–	355,846
Investments in Joint Ventures	147,028	–	147,028
Property, Plant and Equipment – net	1,309,465	–	1,309,465
Goodwill	1,440,818	–	1,440,818
Other Intangibles – net	157,272	–	157,272
Miscellaneous Assets	223,309	22,282	245,591
Total Assets	$4,450,178	$24,893	$4,475,071
Liabilities and Stockholders' Equity
Current Liabilities	$1,310,958	$(6,901)	$1,304,057
Other Liabilities	1,590,262	92,990	1,683,252
Minority Interest	5,617	–	5,617
Common stockholders' equity	1,543,341	(61,196)	1,482,145
Total Liabilities and Stockholders' Equity	$4,450,178	$24,893	$4,475,071

(1)  See Note 2 of the Notes to the Consolidated Financial Statements.

Quarterly Information – THE NEW YORK TIMES COMPANY P.109

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 31, 2006
Column A	Column B	Column C	Column D	Column E	Column F
Description (In thousands)	Balance at beginning of period	Additions charged to costs and expenses or revenues	Additions related to Acquisitions	Deductions for purposes for which accounts were set up	Balance at end of period
Year Ended December 31, 2006
Deducted from assets to which they apply Accounts receivable allowances:
Uncollectible accounts	$21,363	$20,020	$120	$26,543	$14,960
Rate adjustments and discounts	7,203	38,079	—	35,532	9,750
Returns allowance	11,088	894	—	852	11,130
Total	$39,654	$58,993	$120	$62,927	$35,840
Year Ended December 25, 2005 (Restated)
Deducted from assets to which they apply Accounts receivable allowances:
Uncollectible accounts	$18,561	$23,398	$488	$21,084	$21,363
Rate adjustments and discounts	3,722	33,035	—	29,554	7,203
Returns allowance	10,423	2,780	—	2,115	11,088
Total	$32,706	$59,213	$488	$52,753	$39,654
Year Ended December 26, 2004 (Restated)
Deducted from assets to which they apply Accounts receivable allowances:
Uncollectible accounts	$18,325	$22,286	$—	$22,050	$18,561
Rate adjustments and discounts	6,026	21,626	—	23,930	3,722
Returns allowance	6,284	8,471	—	4,332	10,423
Total	$30,635	$52,383	$—	$50,312	$32,706

P.110 2006 ANNUAL REPORT – Schedule II-Valuation and Qualifying Accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As discussed elsewhere in this Annual Report on Form 10-K, we are restating certain of our previously issued financial statements. See "Item 6 – Selected Financial Data"; "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 (Restatement of Financial Statements) of the Notes to the Consolidated Financial Statements for more detailed information regarding the restatement.

In light of the need for this restatement, our Chief Executive Officer and Chief Financial Officer have identified a material weakness in our internal control over financial reporting with respect to accounting for pension and postretirement liabilities arising under collectively-bargained pension and benefit plans, further described below under "Management's Report on Internal Control Over Financial Reporting." As of December 31, 2006, Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based upon, and as of the date of their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective solely because of this material weakness.

In order to remediate this material weakness, management is in the process of designing, implementing and enhancing controls to ensure the proper accounting for our collectively-bargained pension and benefit plans. These remedial actions consist of:

–  An evaluation of control design and the implementation of appropriate control activities that focus specifically on pension and postretirement accounting at the Company's operating units.

–  A review of the accounting treatment of all pension and benefit plans applicable to unionized employees.

–  A more rigorous analysis of the multi-employer versus single-employer status of our pension and postretirement plans.

We expect to remediate the material weakness by the end of the first quarter of 2007.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

–  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

–  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

–  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the

Part II – THE NEW YORK TIMES COMPANY P.111

risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management identified a material weakness in the Company's internal control over financial reporting with respect to accounting for pension and postretirement liabilities. Specifically, the Company did not design control procedures to appropriately consider the multi-employer versus single-employer status of collectively-bargained pension and benefit plans, leading to inappropriate accounting for certain plan liabilities in accordance with GAAP. Based on management's assessment and the criteria discussed above, and solely because of this material weakness, management believes that the Company did not maintain effective internal control over financial reporting as of December 31, 2006.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited management's assessment of the Company's internal control over financial reporting as of December 31, 2006, and its report is included in Item 8 of this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER
FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

However, we are taking remedial actions to address the material weakness described above under "Evaluation of Disclosure Controls and Procedures." We expect to implement these remedial actions by the end of the first quarter of 2007.

ITEM 9B. OTHER INFORMATION.

Not applicable.

P. 112 2006 ANNUAL REPORT – Part II

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal Number 1 – Election of Directors," "Interests of Directors in Certain Transactions of the Company," "Board of Directors and Corporate Governance," beginning with the section titled "Independent Directors," but only up to and including the section titled "Audit Committee Financial Experts," and "Board Committees" of our Proxy Statement for the 2007 Annual Meeting of Stockholders.

The Board has adopted a code of ethics that applies not only to our CEO and senior financial officers, as required by the SEC, but also to our Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our Web site, http://www.nytco.com.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the sections titled "Compensation Committee," "Directors' Compensation," "Directors' and Officers' Liability Insurance" and "Compensation of Executive Officers" of our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In addition to the information set forth under the caption "Equity Compensation Plan Information" in Item 5 above, the information required by this item is incorporated by reference to the sections titled "Principal Holders of Common Stock," "Security Ownership of Management and Directors" and "The 1997 Trust" of our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections titled "Interests of Directors in Certain Transactions of the Company," "Board of Directors and Corporate Governance – Independent Directors," "Board of Directors and Corporate Governance – Board Committees" and "Board of Directors and Corporate Governance – Policy on Transactions with Related Persons" of our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference to the section titled "Proposal Number 2 – Selection of Auditors," beginning with the section titled "Audit Committee's Pre-Approval Policies and Procedures," but only up to and not including the section titled "Recommendation and Vote Required" of our Proxy Statement for the 2007 Annual Meeting of Stockholders.

Part III – THE NEW YORK TIMES COMPANY P.113

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) DOCUMENTS FILED AS PART OF THIS REPORT

(1) Financial Statements

As listed in the index to financial information in "Item 8 – Financial Statements and Supplementary Data."

(2) Supplemental Schedules

The following additional consolidated financial information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements set forth in "Item 8 – Financial Statements and Supplementary Data." Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements.

Page
Consolidated Schedule for the Three Years Ended December 31, 2006: II—Valuation and Qualifying Accounts	110

Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

(3) Exhibits

An exhibit index has been filed as part of this Annual Report on Form 10-K and is incorporated herein by reference.

P. 114 2006 ANNUAL REPORT – Part IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007

THE NEW YORK TIMES COMPANY

(Registrant)

BY:  /S/ RHONDA L. BRAUER

Rhonda L. Brauer,

Secretary and Corporate Governance Officer

We, the undersigned directors and officers of The New York Times Company, hereby severally constitute Kenneth A. Richieri and Rhonda L. Brauer, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Arthur Sulzberger, Jr.	Chairman, Director	March 1, 2007
Janet L. Robinson	Chief Executive Officer, President and Director (Principal Executive Officer)	March 1, 2007
Michael Golden	Vice Chairman and Director	March 1, 2007
Brenda C. Barnes	Director	March 1, 2007
R. Anthony Benten	Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2007
Raul E. Cesan	Director	March 1, 2007
Lynn G. Dolnick	Director	March 1, 2007
James M. Follo	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007
William E. Kennard	Director	March 1, 2007
James M. Kilts	Director	March 1, 2007
David E. Liddle	Director	March 1, 2007
Ellen R. Marram	Director	March 1, 2007
Thomas Middelhoff	Director	March 1, 2007
Cathy J. Sulzberger	Director	March 1, 2007
Doreen A. Toben	Director	March 1, 2007

P.115

INDEX TO EXHIBITS

Exhibit numbers 10.36 through 10.45 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
(3.1)	Certificate of Incorporation as amended and restated to reflect amendments effective June 19, 1998 (filed as an Exhibit to the Company's Form 10-Q dated August 11, 1998, and incorporated by reference herein).

(3.2)	By-laws as amended through December 20, 2001 (filed as an Exhibit to the Company's Form 10-K dated February 22, 2002, and incorporated by reference herein).

(4)	The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt of the Company and any subsidiary for which consolidated or unconsolidated financial statements are required to be filed, and for which the amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

(10.1)	Lease (short form) between the Company and Z Edison Limited Partnership, dated April 8, 1987 (filed as an Exhibit to the Company's Form 10-K dated March 27, 1988, and incorporated by reference herein).

(10.2)	Amendment to Lease between the Company and Z Edison Limited Partnership, dated May 14, 1997 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).

(10.3)	Second Amendment to Lease between the Company and Z Edison Limited Partnership, dated June 30, 1998 (filed as an Exhibit to the Company's Form 10-Q dated November 10, 1998, and incorporated by reference herein).

(10.4)	Agreement of Lease, dated as of December 15, 1993, between The City of New York, Landlord, and the Company, Tenant (as successor to New York City Economic Development Corporation (the "EDC"), pursuant to an Assignment and Assumption of Lease With Consent, made as of December 15, 1993, between the EDC, as Assignor, to the Company, as Assignee) (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.5)	Funding Agreement #4, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.6)	New York City Public Utility Service Power Service Agreement, made as of May 3, 1993, between The City of New York, acting by and through its Public Utility Service, and The New York Times Newspaper Division of the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.7)	Agreement of Lease, dated December 12, 2001, between the 42nd St. Development Project, Inc., as Landlord, and The New York Times Building LLC, as Tenant (filed as an Exhibit to the Company's Form 10-K dated February 22, 2002, and incorporated by reference herein).(1)

(10.8)	Operating Agreement of The New York Times Building LLC, dated December 12, 2001, between FC Lion LLC and NYT Real Estate Company LLC* (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).

(10.9)	First Amendment to Operating Agreement of The New York Times Building LLC, dated June 25, 2004, between FC Lion LLC and NYT Real Estate Company LLC* (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).

(10.10)	Second Amendment to Operating Agreement of The New York Times Building LLC, dated as of August 15, 2006, between FC Eighth Ave., LLC and NYT Real Estate Company LLC (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).

(10.11)	Third Amendment to Operating Agreement of The New York Times Building LLC, dated as of January 29, 2007, between FC Eighth Ave., LLC and NYT Real Estate Company LLC (filed as an Exhibit to the Company's Form 8-K dated February 1, 2007, and incorporated by reference herein).

(10.12)	Building Loan Agreement, dated as of June 25, 2004, among The New York Times Building LLC, New York State Urban Development Corporation (d/b/a Empire State Development Corporation) and GMAC Commercial Mortgage Corporation (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).

(10.13)	First Amendment to Building Loan Agreement, dated as of December 8, 2004, between The New York Times Building LLC and GMAC Commercial Mortgage Corporation (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).

P. 116 2006 ANNUAL REPORT – Index to Exhibits

Exhibit Number	Description of Exhibit
(10.14)	Second Amendment to Building Loan Agreement, dated as of June 22, 2006, between The New York Times Building LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation) (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).

(10.15)	Third Amendment to Building Loan Agreement, dated as of August 15, 2006, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation) (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).

(10.16)	Fourth Amendment to Building Loan Agreement, dated as of January 29, 2007, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation) (filed as an Exhibit to the Company's Form 8-K dated February 1, 2007, and incorporated by reference herein).

(10.17)	Project Loan Agreement, dated as of June 25, 2004, among The New York Times Building LLC, New York State Urban Development Corporation (d/b/a Empire State Development Corporation) and GMAC Commercial Mortgage Corporation (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).

(10.18)	First Amendment to Project Loan Agreement, dated as of December 8, 2004, between The New York Times Building LLC and GMAC Commercial Mortgage Corporation (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).

(10.19)	Second Amendment to Project Loan Agreement, dated as of August 15, 2006, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation) (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).

(10.20)	Third Amendment to Project Loan Agreement, dated as of January 29, 2007, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation) (filed as an Exhibit to the Company's Form 8-K dated February 1, 2007, and incorporated by reference herein).

(10.21)	Construction Management Agreement, dated January 22, 2004, between The New York Times Building LLC and AMEC Construction Management, Inc.* (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).

(10.22)	Agreement of Sale and Purchase between The New York Times Company, Seller, and Tishman Speyer Development, L.L.C., Purchaser, dated November 7, 2004 (filed as an Exhibit to the Company's Form 8-K dated November 12, 2004, and incorporated by reference herein).

(10.23)	Letter Agreement, dated as of April 8, 2004, amending Agreement of Lease, between the 42nd St. Development Project, Inc., as landlord, and The New York Times Building LLC, as tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).(1)

(10.24)	Amended and Restated Agreement of Lease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., acting as landlord and tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).(1)

(10.25)	Agreement of Sublease, dated as of December 12, 2001, between The New York Times Building LLC, as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).(1)

(10.26)	First Amendment to Agreement of Sublease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).(1)

(10.27)	Second Amendment to Agreement of Sublease, dated as of January 29, 2007, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company's Form 8-K dated February 1, 2007, and incorporated by reference herein).

(10.28)	Distribution Agreement, dated as of September 17, 2002, by and among the Company, J.P. Morgan Securities Inc., Banc of America Securities LLC, and Banc One Markets, Inc. (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).

Index to Exhibits – THE NEW YORK TIMES COMPANY P.117

Exhibit Number	Description of Exhibit
(10.29)	Calculation Agent Agreement, dated as of September 17, 2002, by and between the Company and JPMorgan Chase Bank (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).

(10.30)	Indenture, dated March 29, 1995, between The New York Times Company and JPMorgan Chase Bank, N.A. (formerly known as Chemical Bank and The Chase Manhattan Bank), as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 33-57403, and incorporated by reference herein).

(10.31)	First Supplemental Indenture, dated August 21, 1998, between The New York Times Company and JPMorgan Chase Bank, N.A. (formerly known as Chemical Bank and The Chase Manhattan Bank), as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 333-62023, and incorporated by reference herein).

(10.32)	Second Supplemental Indenture, dated July 26, 2002, between The New York Times Company and JPMorgan Chase Bank, N.A., as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 333-97199, and incorporated by reference herein).

(10.33)	Stock Purchase Agreement among the Company, PRIMEDIA Companies Inc. and PRIMEDIA Inc., in which the Company agreed to purchase About, Inc., dated February 17, 2005 (filed as an Exhibit to the Company's Form 8-K dated March 10, 2005, and incorporated by reference herein).

(10.34)	Guarantee of PRIMEDIA Inc. with respect to the obligations of PRIMEDIA Companies Inc. in favor of the Company dated March 18, 2005 (filed as an Exhibit to the Company's Form 8-K dated March 18, 2005, and incorporated by reference herein).

(10.35)	Asset Purchase Agreement, dated as of January 3, 2007, by and among NYT Broadcast Holdings, LLC, New York Times Management Services, NYT Holdings, Inc., KAUT-TV, LLC, Local TV, LLC, Oak Hill Capital Partners II, L.P. and The New York Times Company (filed as an Exhibit to the Company's Form 8-K dated January 5, 2007, and incorporated by reference herein).

(10.36)	The Company's 1991 Executive Stock Incentive Plan, as amended through February 16, 2006 (filed as an Exhibit to the Company's Form 8-K dated February 17, 2006, and incorporated by reference herein).

(10.37)	The Company's 1991 Executive Cash Bonus Plan, as amended through February 16, 2006 (filed as an Exhibit to the Company's Form 8-K dated February 17, 2006, and incorporated by reference herein).

(10.38)	The Company's Non-Employee Directors' Stock Option Plan, as amended through September 21, 2000 (filed as an Exhibit to the Company's Form 10-Q dated November 8, 2000, and incorporated by reference herein).

(10.39)	The Company's Supplemental Executive Retirement Plan, as amended and restated through January 1, 2004 (filed as an Exhibit to the Company's Form 10-Q dated August 5, 2004, and incorporated by reference herein).

(10.40)	The Company's Deferred Executive Compensation Plan, as amended December 22, 2005 (filed as an Exhibit to the Company's Form 8-K dated December 27, 2005, and incorporated by reference herein).

(10.41)	The Company's Non-Employee Directors Deferral Plan, as amended through February 17, 2005 (filed as an Exhibit to the Company's Form 8-K dated February 17, 2005, and incorporated by reference herein).

(10.42)	2004 Non-Employee Directors' Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company's Form 10-Q dated May 5, 2004, and incorporated by reference herein).

(10.43)	Letter Agreement, dated as of July 19, 2004, between the Company and Russell T. Lewis (filed as an Exhibit to the Company's Form 10-Q dated November 5, 2004, and incorporated by reference herein).

(10.44)	Compensatory arrangements of James M. Follo (incorporated by reference to the Company's Form 8-K dated December 15, 2006).

(10.45)	Consulting Agreement between The New York Times Company and Leonard P. Forman effective as of January 1, 2007 (filed as an Exhibit to the Company's Form 8-K dated December 15, 2006, and incorporated by reference herein).

(12)	Ratio of Earnings to Fixed Charges.

(14)	Code of Ethics for the Chairman, Chief Executive Officer, Vice Chairman and Senior Financial Officers (filed as an Exhibit to the Company's Form 10-K dated February 20, 2004, and incorporated by reference herein).

(21)	Subsidiaries of the Company.

(23)	Consent of Deloitte & Touche LLP.

(24)	Power of Attorney (included as part of signature page).

(31.1)	Rule 13a-14(a)/15d-14(a) Certification.

P. 118 2006 ANNUAL REPORT – Index to Exhibits

Exhibit Number	Description of Exhibit
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Portions of these exhibits have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission. Such redacted portions have been marked with an asterisk.

(1)  Effective August 15, 2006, the Agreement of Lease, dated December 12, 2001, between 42nd St. Development Project, Inc., as landlord, and The New York Times Building LLC, as tenant, was amended, with 42nd St. Development Project, Inc. now acting as both landlord and tenant. It was effectively superseded by the First Amendment to Agreement of Sublease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant, which agreement was formerly between The New York Times Building LLC, as landlord, and NYT Real Estate Company LLC, as tenant.

Index to Exhibits – THE NEW YORK TIMES COMPANY P.119