Form 10-Q
period 2007-04-01
NEW YORK TIMES CO
filed 2007-05-10
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

Number of shares of each class of the registrant’s common stock outstanding as of May 4, 2007 (exclusive of treasury shares):

Class A Common Stock	143,081,387	shares
Class B Common Stock	832,572	shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	April 1, 2007	March 26, 2006
	(13 weeks)
Revenues
Advertising	$504,915	$522,685
Circulation	222,454	220,281
Other	58,651	56,231
Total revenues	786,020	799,197

Operating Costs
Production costs
Raw materials	74,896	81,937
Wages and benefits	165,560	166,381
Other	104,569	108,428
Total production costs	345,025	356,746
Selling, general and administrative costs	342,061	346,510
Depreciation and amortization	44,437	35,476
Total operating costs	731,523	738,732

Operating profit	54,497	60,465

Net (loss)/income from joint ventures	(2,153)	1,967

Interest expense, net	11,328	12,524

Income from continuing operations before income taxes and minority interest	41,016	49,908

Income taxes	20,899	19,475

Minority interest in net loss of subsidiaries	9	93

Income from continuing operations	20,126	30,526

Discontinued operations, net of income taxes — Broadcast Media Group	3,776	1,886

Net income	$23,902	$32,412

Average number of common shares outstanding
Basic	143,905	145,165
Diluted	144,077	145,361

Basic earnings per share:
Income from continuing operations	$.14	$.21
Discontinued operations, net of income taxes	.03	.01
Net income	$.17	$.22

Diluted earnings per share:
Income from continuing operations	$.14	$.21
Discontinued operations, net of income taxes	.03	.01
Net income	$.17	$.22

Dividends per share	$.175	$.165

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	April 1, 2007	December 31, 2006
ASSETS	(Unaudited)

Current Assets

Cash and cash equivalents	$54,030	$72,360

Accounts receivable-net	368,156	402,639

Inventories
Newsprint and magazine paper	26,147	32,594
Work-in-process and other	4,683	4,102
Total inventories	30,830	36,696

Deferred income taxes	92,563	73,729

Assets held for sale	357,761	357,028

Other current assets	108,630	242,591

Total current assets	1,011,970	1,185,043

Other Assets

Investments in joint ventures	142,278	145,125

Property, plant and equipment (less accumulated depreciation and amortization of $1,334,002 in 2007 and $1,297,546 in 2006)	1,447,613	1,375,365

Intangible assets acquired
Goodwill	653,763	650,920

Other intangible assets acquired (less accumulated amortization of $221,272 in 2007 and $217,972 in 2006)	130,375	133,448

Deferred income taxes	162,584	125,681

Miscellaneous assets	251,024	240,346

TOTAL ASSETS	$3,799,607	$3,855,928

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	April 1, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)

Current Liabilities

Commercial paper outstanding	$492,550	$422,025
Accounts payable	217,576	242,528
Accrued payroll and other related liabilities	96,844	121,240
Accrued expenses	177,531	200,030
Unexpired subscriptions	86,370	83,298
Current portion of long-term debt and capital lease obligations	104,558	104,168
Construction loan	—	124,705

Total current liabilities	1,175,429	1,297,994

Other Liabilities

Long-term debt	720,956	720,790
Capital lease obligations	73,572	74,240
Pension benefits obligation	387,651	384,277
Postretirement benefits obligation	258,450	256,740
Other	379,351	296,078

Total other liabilities	1,819,980	1,732,125

Minority Interest	5,958	5,967

Stockholders’ Equity

Common stock of $.10 par value:
Class A — authorized 300,000,000 shares; issued: 2007 — 148,038,220; 2006 — 148,026,952 (including treasury shares: 2007 — 4,968,590; 2006 — 5,000,000)	14,804	14,804
Class B — convertible — authorized and issued shares: 2007 — 832,572; 2006 — 832,592	82	82
Additional paid-in capital	3,958	—
Retained earnings	1,085,236	1,111,006
Common stock held in treasury, at cost	(158,162)	(158,886)
Accumulated other comprehensive loss, net of income taxes	(147,678)	(147,164)

Total stockholders’ equity	798,240	819,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,799,607	$3,855,928

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	April 1, 2007	March 26, 2006
	(13 weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$34,899	$76,425

INVESTING ACTIVITIES
Capital expenditures	(112,664)	(65,168)
Acquisition	(1,784)	—
Other investing (payments)/proceeds–net	(7,226)	1,810

Net cash used in investing activities	(121,674)	(63,358)

FINANCING ACTIVITIES
Commercial paper borrowings–net	70,525	10,956
Long-term obligations:
Reductions	(372)	(405)
Capital shares:
Issuances	254	2,501
Repurchases	(745)	(7,092)
Excess tax benefits from stock-based awards	30	472
Dividends paid to stockholders	(25,315)	(24,047)
Other financing proceeds/(payments)–net	23,979	(267)

Net cash provided by/(used in) financing activities	68,356	(17,882)

Decrease in cash and cash equivalents	(18,419)	(4,815)

Effect of exchange rate changes on cash and cash equivalents	89	72

Cash and cash equivalents at the beginning of the year	72,360	44,927
Cash and cash equivalents at the end of the quarter	$54,030	$40,184

SUPPLEMENTAL DATA

Acquisition

•                     In March 2007, the Company acquired UCompareHealthCare.com for $2.3 million, The Company paid approximately $1.8 million in the first quarter of 2007 and withheld the remaining $0.5 million for a one-year indemnification period.

Other

•                     Financing activities – Other financing proceeds in the first quarter of 2007 include cash received from the Company’s development partner for repayment of the Company’s loan receivable.

Non-Cash

•                     As of December 31, 2006, approximately $125 million was outstanding under the Company’s development partner’s construction loan.  In January 2007, the Company was released as a co-borrower, and therefore the receivable and the construction loan were reversed and are not included in the Company’s Condensed Consolidated Balance Sheet as of April 1, 2007.  See Note 12 for additional information related to the Company’s new headquarters.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                         GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of April 1, 2007, and December 31, 2006, and the results of operations and cash flows of the Company for the periods ended April 1, 2007 and March 26, 2006.  All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company’s Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations.

As of April 1, 2007, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed materially, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No.109 (“FIN 48”) (see Note 5).

Certain reclassifications have been made to the prior periods to conform to classifications used as of and for the period ended April 1, 2007, such as presenting depreciation and amortization separately from production and selling, general and administrative costs.  The fiscal periods included herein comprise 13 weeks for the first quarter periods.

Recent Accounting Pronouncements

In February 2007, FASB issued Statement of Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

In September 2006, FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America (“GAAP”), establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

In September 2006, FASB ratified the Emerging Issues Task Force (“EITF”) conclusion under EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).  Diversity in practice exists in accounting for the deferred compensation and postretirement aspects of endorsement split-dollar life insurance arrangements.  EITF 06-4 was issued to clarify the accounting and requires employers to recognize a liability for future benefits in accordance with FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12, Omnibus Opinion—1967 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.

EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted.  The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods.  The Company is currently evaluating the impact of adopting EITF 06-4 on its financial statements.

NOTE 2.                         DISCONTINUED OPERATIONS

In January 2007, the Company entered into an agreement to sell its Broadcast Media Group, which consists of nine network-affiliated television stations, their related Web sites and digital operating center, for $575 million (see Note 13).  This decision was a result of the Company’s ongoing analysis of its business portfolio and will allow the Company to place an even greater emphasis on developing and integrating its print and growing digital resources.

In accordance with the provisions of FAS No. 144, Accounting for Costs Associated with Exit or Disposal Activities, the Broadcast Media Group’s results of operations are presented as discontinued operations, and certain assets and liabilities are classified as held for sale for all periods presented.  The results of operations presented as discontinued operations and the assets and liabilities classified as held for sale are summarized below.

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006
Revenues	$32,904	$31,954
Total operating costs	26,403	28,757
Pre-tax income	6,501	3,197
Income taxes	2,725	1,311
Discontinued operations, net of income taxes	$3,776	$1,886

(In thousands)	April 1, 2007	December 31, 2006
Property, plant & equipment, net	$65,057	$64,309
Goodwill	41,658	41,658
Other intangible assets, net	234,105	234,105
Other assets	16,941	16,956
Assets held for sale	357,761	357,028
Program rights liability(a)	13,138	14,931
Net assets held for sale	$344,623	$342,097

(a)           Included in “Accounts payable” in the Condensed Consolidated Balance Sheets.

NOTE 3.                         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost over the fair market value of tangible and other intangible assets acquired.  Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist, in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

Other intangible assets acquired consist primarily of mastheads on various acquired properties, customer lists, as well as other assets.  Other intangible assets acquired that have indefinite lives (mastheads) are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives.

The Company performs its annual impairment testing in the fourth quarter of its fiscal year.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About.com	Total
Balance as of December 31, 2006	$306,564	$344,356	$650,920
Goodwill acquired during year	—	2,284	2,284
Foreign currency translation	559	—	559
Balance as of April 1, 2007	$307,123	$346,640	$653,763

The Company acquired UCompareHealthCare.com (“UCHC”), a site that provides consumers with access to quality ratings and related health information, on March 27, 2007, for $2.3 million.  The Company paid approximately $1.8 million in the first quarter of 2007 and withheld the remaining $0.5 million for a one-year indemnification period.  The Condensed Consolidated Financial Statements include the operating results of this acquisition subsequent to the date of acquisition.  UCHC is now part of About.com.

Based on a preliminary valuation of UCHC, the Company has allocated the excess of the purchase price over the carrying value of the net assets acquired of $2.3 million to goodwill.  The net assets acquired were nominal.  The goodwill for this acquisition is tax-deductible.  The preliminary purchase price allocation for the UCHC acquisition is subject to adjustment when additional information concerning asset and liability valuations is obtained.  The final asset and liability fair values may differ from those included in the Company’s Condensed Consolidated Balance Sheet as of April 1, 2007; however, the changes are not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

Other intangible assets acquired were as follows:

	April 1, 2007			December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$220,942	$(197,150)	$23,792	$220,935	$(196,268)	$24,667
Other	63,802	(24,122)	39,680	63,777	(21,704)	42,073
Total	284,744	(221,272)	63,472	284,712	(217,972)	66,740
Unamortized other intangible assets:
Newspaper mastheads	66,903	—	66,903	66,708	—	66,708
Total other intangible assets acquired	$351,647	$(221,272)	$130,375	$351,420	$(217,972)	$133,448

As of April 1, 2007, the remaining weighted-average amortization period is eight years for customer lists and seven years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was approximately $3 million in the first quarter of 2007, and is expected to be approximately $13 million for the fiscal year 2007.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2008	$10,500
2009	8,700
2010	8,500
2011	8,200
2012	7,000

NOTE 4.                         DEBT OBLIGATIONS

The Company’s total debt, including commercial paper and capital lease obligations, was $1.4 billion as of April 1, 2007.  Until January 2007, the Company was a co-borrower under a $320 million non-recourse construction loan in connection with the construction of its new headquarters.  The Company did not draw down on the construction loan, which is being used by its development partner.  However, as a co-borrower, the Company was required to record the amount outstanding of the construction loan on its financial statements.  The Company also recorded a receivable, due from its development partner, for the same amount outstanding under the construction loan.  As of December 31, 2006, approximately $125 million was outstanding under the construction loan and recorded as a receivable included in “Other current assets” in the Condensed Consolidated Balance Sheet.  In January 2007, with the Company’s release as a co-borrower, the receivable and the construction loan were reversed and are not included in the Company’s Condensed Consolidated Balance Sheet as of April 1, 2007.  See Note 12 for additional information related to the Company’s new headquarters.

The Company’s $725.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.  The Company had $492.6 million in commercial paper outstanding as of April 1, 2007, with an annual weighted-average interest rate of 5.4% and an average of 17 days to maturity from original issuance.

The primary purpose of the Company’s $800.0 million revolving credit agreements is to support its commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $800.0 million available under the two revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011), the Company has issued letters of credit of approximately $24 million.  The remaining balance of approximately $776 million supports the Company’s commercial paper program.  There were no borrowings outstanding under the revolving credit agreements as of April 1, 2007 and December 31, 2006.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity (as defined in the agreements).  As of April 1, 2007, the amount of stockholders’ equity in excess of the required levels was approximately $597 million.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006
Interest expense	$18,304	$17,318
Interest income	(1,054)	(1,957)
Capitalized interest	(5,922)	(2,837)
Interest expense, net	$11,328	$12,524

NOTE 5.                         INCOME TAXES

The Company’s effective income tax rate increased to 51% in the first quarter of 2007 compared with 39% in the first quarter of 2006.  The increase was primarily due to a net tax adjustment in the first quarter of 2007 that resulted in additional tax expense of $4.5 million, or an 11% increase in the effective income tax rate.  The tax adjustment was primarily due to the application of a change in New York state law (effective January 1, 2007) that required a revaluation of the existing deferred tax balances.  Excluding this tax adjustment, the effective income tax rate in the first quarter of 2007 was consistent with the rate in the first quarter of 2006.

On January 1, 2007, the Company adopted FIN 48.  The adoption of FIN 48 resulted in a cumulative effect adjustment of approximately $24 million recorded as a reduction to the beginning balance of retained earnings.  After the adoption of FIN 48, the total amount of unrecognized tax benefits on January 1, 2007, was approximately $108 million.  Of this amount, the total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $57 million.

The Company also recognizes accrued interest expense and penalties related to unrecognized tax benefits as additional tax expense, which is consistent with prior periods.  After the adoption of FIN 48, the total amount of accrued interest and penalties on January 1, 2007, is approximately $25 million.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000.  Management believes that its accrual for tax liabilities is adequate for all open audit years.  This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that U.S. federal, state and local, and non-U.S. tax examinations will be settled during the next twelve months.  If any of these tax audit settlements do occur within the next twelve months, the Company would make any necessary adjustments to the accrual for uncertain tax benefits.  Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range with respect to the impact on uncertain tax benefits is not practicable.  On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from the current audits will not have a material adverse effect on the Company’s consolidated financial statements.

NOTE 6.                         COMMON STOCK

During the first quarter of 2007, the Company repurchased 29,300 shares of its Class A Common Stock under its stock repurchase program at a cost of approximately $0.7 million.  The average price of these repurchases was $24.42 per share.

On March 22, 2007, the Company’s Board of Directors authorized a $.23 per share dividend on the Company’s Class A and Class B Common Stock, effective with the June 2007 dividend, representing a 31% increase from the prior quarterly dividend of $.175 per share.

NOTE 7.                         PENSION AND POSTRETIREMENT BENEFITS

Pension

The Company sponsors several pension plans (qualified funded plans and non-qualified unfunded plans) and makes contributions to several others, in connection with collective bargaining agreements, that are considered multi-employer pension plans.  These plans cover substantially all employees.

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	For the Quarters Ended
	April 1, 2007			March 26, 2006
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$11,908	$519	$12,427	$13,131	$588	$13,719
Interest cost	23,486	3,574	27,060	22,232	3,015	25,247
Expected return on plan assets	(29,959)	—	(29,959)	(28,121)	—	(28,121)
Amortization of prior service cost	359	17	376	373	17	390
Recognized actuarial loss	2,074	1,982	4,056	6,148	1,664	7,812
Net periodic pension cost	$7,868	$6,092	$13,960	$13,763	$5,284	$19,047

Although the Company does not have any quarterly funding requirements in 2007 (under the Employee Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), the Company will make contractual funding contributions of approximately $13 million (approximately $3 million was made in the first quarter) in connection with The New York Times Newspaper Guild pension plan.  The Company may elect to make additional contributions to its other pension plans.  The amount of these contributions, if any, would be based on the results of the January 1, 2007, valuation, market performance and interest rates in 2007 as well as other factors.

Postretirement Benefits

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employees meet specified age and service requirements.  In addition, the Company contributes to a postretirement plan under the provisions of a collective bargaining agreement.

The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006
Service cost	$2,191	$2,376
Interest cost	3,951	3,667
Expected return on plan assets	—	(10)
Amortization of prior service credit	(2,074)	(1,794)
Recognized actuarial loss	895	744
Net periodic postretirement cost	$4,963	$4,983

NOTE 8.                         OTHER

Staff Reductions

The Company recognized staff reduction charges of $7.8 million in the first quarter of 2007 and $9.4 million in the first quarter of 2006.  Most of the charges in 2007 and 2006 were recognized at the News Media Group.  These charges are recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Income.  As of April 1, 2007, the Company had a staff reduction liability of approximately $13.3 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

NOTE 9.                         EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended
(In thousands, except per share data)	April 1, 2007	March 26, 2006
Basic earnings per share computation:
Numerator
Income from continuing operations	$20,126	$30,526
Discontinued operations, net of income taxes — Broadcast Media Group	3,776	1,886
Net income	$23,902	$32,412
Denominator
Average number of common shares outstanding	143,905	145,165
Income from continuing operations	$.14	$.21
Discontinued operations, net of income taxes — Broadcast Media Group	.03	.01
Basic earnings per share	$.17	$.22
Diluted earnings per share computation:
Numerator
Income from continuing operations	$20,126	$30,526
Discontinued operations, net of income taxes — Broadcast Media Group	3,776	1,886
Net income	$23,902	$32,412
Denominator
Average number of common shares outstanding	143,905	145,165
Incremental shares for assumed exercise of securities	172	196
Total shares	144,077	145,361
Income from continuing operations	$.14	$.21
Discontinued operations, net of income taxes — Broadcast Media Group	.03	.01
Diluted earnings per share	$.17	$.22

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share.  Approximately 32 million stock options with exercise prices ranging from $23.83 to $48.54 were excluded from the computation in the first quarter of 2007 and approximately 31 million stock options with exercise prices ranging from $27.45 to $48.54 were excluded from the computation in the first quarter of 2006.

NOTE 10.                  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006
Net income	$23,902	$32,412
Foreign currency translation adjustments	883	849
Unrealized derivative gains on cash — flow hedges	—	376
Unrealized gains on marketable securities	—	60
Amortization of unfunded benefits obligation	3,253	—
Income tax charge	(4,650)	(183)
Comprehensive income	$23,388	$33,514

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $148 million as of April 1, 2007 and approximately $152 million as of December 31, 2006.

NOTE 11.                  SEGMENT STATEMENTS OF INCOME

The Company’s reportable segments consist of the News Media Group and About.com.  These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune and a New York City radio station; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital operations); and

About.com (an online consumer information provider).  The Company acquired UCHC in the first quarter of 2007 (see Note 3).  The Condensed Consolidated Financial Statements include the operating results of this acquisition subsequent to the date of acquisition.  UCHC is now part of About.com.

The Broadcast Media Group is now classified as a discontinued operation and is no longer included as a reportable segment (see Note 2).

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006

REVENUES
News Media Group	$763,477	$780,991
About.com	22,543	18,206
Total	$786,020	$799,197

OPERATING PROFIT (LOSS)
News Media Group	$59,629	$64,255
About.com	8,330	6,943
Corporate	(13,462)	(10,733)
Total	$54,497	$60,465

Net (loss)/income from joint ventures	(2,153)	1,967
Interest expense, net	11,328	12,524
Income from continuing operations before income taxes and minority interest	41,016	49,908
Income taxes	20,899	19,475
Minority interest in net loss of subsidiaries	9	93
Income from continuing operations	20,126	30,526
Discontinued operations, net of income taxes — Broadcast Media Group	3,776	1,886

Net income	$23,902	$32,412

NOTE 12.                  CONTINGENT LIABILITIES

New Headquarters Building

The Company is in the process of constructing a new headquarters building in New York City (the “Building”) which the Company expects to occupy in the second quarter of 2007.  In December 2001, a wholly owned subsidiary of the Company (“NYT”) and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.

In August 2006, the Building was converted to a leasehold condominium, and NYT and FC Lion LLC each acquired ownership of its respective leasehold condominium units.  Also in August 2006, Forest City Ratner Companies purchased the ownership interest in FC Lion LLC of the ING Real Estate affiliate.  In turn, FC Lion LLC assigned its ownership interest in the Building Partnership and the FC Lion LLC condominium units to FC Eighth Ave., LLC.

In connection with the construction of the Building, the Building Partnership obtained a construction loan, secured by the Building.  In January 2007, the construction loan was amended to release NYT as a co-borrower and release NYT’s condominium units from the related lien.  The Company was also released from its obligation to make an extension loan.  The Company no longer includes the construction loan in its financial statements (see Note 4).

The Company’s actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of its existing headquarters, including core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(In millions)	NYT
2001-2006	$434
2007	$170-$190
Total	$604-$624
Less: net sale proceeds(a)	$106
Total, net of sale proceeds(b)	$498-$518

(a)       Represents cash proceeds from the sale of the Company’s existing headquarters, net of income taxes and transaction costs.

(b)       Includes estimated capitalized interest and salaries in the range of $40 to $50 million.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the Building.  In addition, during the first quarter of 2007, the Company leased five floors in its portion of the Building under a 15-year non-cancelable agreement.

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition (the “National Edition printers”).  In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of April 1, 2007 and December 31, 2006.

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (the “credit facility guarantee”).  As of April 1, 2007, the total amount of the credit facility guarantee was approximately $20 million and the amount outstanding under the credit facility was approximately $16 million.  On April 30, 2007, the credit facility was extended for another year and the amount available was reduced to $17.5 million.  The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms.  The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the “property lease guarantees”).  The total amount of the property lease guarantees was approximately $2 million as of April 1, 2007.  One property lease expires in June 2008 and the other property lease expires in May 2009.  The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the “equipment lease guarantee”).  The total amount of the equipment lease guarantee was approximately $2 million as of April 1, 2007.  The equipment lease expires in March 2011.  The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the “debt guarantee”).  The total amount of the debt guarantee was approximately $6 million as of April 1, 2007.  The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company also has letters of credit of approximately $24 million, which are required by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability is included in the Company’s Condensed Consolidated Balance Sheet as of April 1, 2007.

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

NOTE 13.                  SUBSEQUENT EVENTS

Broadcast Media Group Sale

On May 7, 2007, the Company sold the Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for approximately $575 million.  The Company expects to recognize a pre-tax gain of approximately $190 to $195 million in the second quarter of 2007.

Acquisition of ConsumerSearch.com

On May 4, 2007, the Company purchased ConsumerSearch.com, an online publisher that analyzes reviews of thousands of products from multiple online and offline sources, for approximately $33 million.  ConsumerSearch.com will be included within the operating results of About.com.

WQEW Sale

On April 26, 2007, the Company sold WQEW-AM to Radio Disney, LLC (which provided substantially all of WQEW programming through a licensing agreement) for $40 million.  The Company expects to recognize a pre-tax gain of approximately $40 million in the second quarter of 2007 because the net book value of WQEW’s net assets being sold is nominal.

Plant Consolidation

The Company is in the process of consolidating the printing operations of a facility it leases in Edison, New Jersey, into its newest facility in College Point, Queens.  The plant consolidation is part of the Company’s cost-saving initiatives and is expected to be completed in the second quarter of 2008.  As part of the consolidation, the Company originally planned to sublease the Edison facility through 2018, the end of its current lease term.  However, after an evaluation of this and other options, the Company decided it was more economical to purchase the Edison facility and sell it, with two adjacent properties it already owned, to a third party.  The Edison lease, which was entered into in 1987, committed the Company to rent increases resulting in above-market rent that could only be partially offset through a sublease arrangement.  It also required the Company to restore the facility to its original prior state at the end of the term.  In addition, the Company concluded that in order to attract potential sublessees, it would need to convert the manufacturing facility to a warehouse, resulting in occupancy delays and significant cost.  The Company believes that the purchase and sale arrangement, which allowed it to liquidate its real estate obligations and holdings in a single transaction, is more financially attractive and also eliminates the market, credit and property risks arising from a sublease arrangement.

On April 30, 2007, the Company purchased the Edison facility from the landlord for $140 million, the value of the property plus a premium to be released from its leasehold obligations.  The Company simultaneously sold the Edison facility and the adjacent properties, including a warehouse used for distribution operations for $92 million to KIF Property Trust.  The transactions are expected to result in a net pre-tax loss of approximately $68 million in the second quarter of 2007.

At the same time, the Company terminated its existing capital lease agreement for the Edison facility and entered into a new lease for the facility with KIF Property Trust (through December 31, 2008, with a right to terminate beginning June 1, 2008), during which it will complete the consolidation and remove equipment, and also leased a portion of the adjacent warehouse (for five years, with a five-year extension option) for a local distribution center.  Both leases are operating leases at market rates.

In addition to the loss mentioned above, the Company estimates costs to close the Edison facility as follows:

•                  $77 to $81 million for accelerated depreciation expense, of which approximately $32 million has been recognized.  The remainder will be recognized through the end of the first quarter of 2008 ($11 to $13 million per quarter).  This expense is for the acceleration of depreciation expense of assets that the Company continues to own at the Edison facility, mainly printing presses.

•                  $12 to $16 million for staff reduction costs.  As part of the consolidation, the Company expects a workforce reduction of approximately 250 full-time equivalent employees.  The Company plans to facilitate the reductions through a variety of severance and buyout packages.  The exact cost and the timing of the recognition and expenditures will depend on the final composition and seniority of the affected employees as well as the timing of the implementation of the staff reductions.

•                  $5 to $6 million in other costs, mainly restoration costs, under the new Edison lease.

Capital expenditures for the plant consolidation are estimated to be approximately $135 million, most of which will be made in 2007.  The Company expects to save $30 million annually due to lower operating costs and to avoid the need for approximately $50 million in capital investment at the Edison facility over the next ten years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading media and news organization serving our audiences through print, online and mobile technology.  Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune and a New York City radio station; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital operations).  The News Media Group generates revenues principally from print, online and radio advertising and through circulation.  Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services/syndication, digital archives, TimesSelect, Baseline StudioSystems (“Baseline”) and commercial printing.  The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About.com (an online consumer information provider).  About.com generates revenues from display advertising relevant to its adjacent content, cost-per-click advertising (sponsored links for which About.com is paid when a user clicks on the ad) and e-commerce (including sales lead generation).  Almost all of its revenues (95% in the first quarter of 2007) are derived from the sale of advertisements (display and cost-per-click advertising).  Cost-per-click advertising accounts for 49% of About.com’s total advertising revenues.  About.com’s main operating costs are employee-related costs and content and hosting costs.

Joint Ventures.  Our investments accounted for under the equity method are as follows:

•                  a 49% interest in Metro Boston LLC, which publishes a free daily newspaper catering to professionals and students in the Greater Boston area,

•                  a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.,

•                  a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine, and

•                  an approximately 17% interest in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of the New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team.

RECENT DEVELOPMENTS

Broadcast Media Group Sale

On May 7, 2007, we sold the Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for approximately $575 million.  We expect to recognize a pre-tax gain of approximately $190 to $195 million in the second quarter of 2007.  We used the cash proceeds of the sale to repay our commercial paper outstanding.

Acquisition of ConsumerSearch.com

On May 4, 2007, we purchased ConsumerSearch.com, an online publisher that analyzes reviews of thousands of products from multiple online and offline sources, for approximately $33 million.  ConsumerSearch.com will be included within the operating results of About.com.

WQEW Sale

On April 26, 2007, we sold WQEW-AM (“WQEW”) to Radio Disney, LLC (which provided substantially all of WQEW programming through a licensing agreement) for $40 million.  We expect to recognize a pre-tax gain of approximately $40 million in the second quarter of 2007 because the net book value of WQEW’s net assets being sold is nominal.

Plant Consolidation

We are in the process of consolidating the printing operations of a facility we lease in Edison, New Jersey, into our newest facility in College Point, Queens.  The plant consolidation is part of our cost-saving initiatives and is expected to be completed in the second quarter of 2008.  As part of the consolidation, we originally planned to sublease the Edison facility through 2018, the end of our current lease term.  However, after an evaluation of this and other options, we decided it was more economical to purchase the Edison facility and sell it, with two adjacent properties we already owned, to a third party.  The Edison lease, which was entered into in 1987, committed us to rent increases resulting in above-market rent that could only be partially offset through a sublease arrangement.  It also required us to restore the facility to its original prior state at the end of the term.  In addition, we concluded that in order to attract potential sublessees, we would need to convert the manufacturing facility to a warehouse, resulting in occupancy delays and significant cost.  We believe that the purchase and sale arrangement, which allowed us to liquidate our real estate obligations and holdings in a single transaction, is more financially attractive and also eliminates the market, credit and property risks arising from a sublease arrangement.

On April 30, 2007, we purchased the Edison facility from the landlord for $140 million, the value of the property plus a premium to be released from our leasehold obligations.  We simultaneously sold the Edison facility and the adjacent properties, including a warehouse used for distribution operations, for $92 million to KIF Property Trust.  The transactions are expected to result in a net pre-tax loss of approximately $68 million in the second quarter of 2007.

At the same time, we terminated our existing capital lease agreement for the Edison facility and entered into a new lease for the facility with KIF Property Trust (through December 31, 2008, with a right to terminate beginning June 1, 2008), during which we will complete the consolidation and remove equipment, and also leased a portion of the adjacent warehouse (for five years, with a five-year extension option) for a local distribution center.  Both leases are operating leases at market rates.

In addition to the loss mentioned above, we estimate costs to close the Edison facility as follows:

•                  $77 to $81 million for accelerated depreciation expense, of which approximately $32 million has been recognized.  The remainder will be recognized through the end of the first quarter of 2008 ($11 to $13 million per quarter).  This expense is for the acceleration of depreciation expense of assets that we continue to own at the Edison facility, mainly printing presses.

•                  $12 to $16 million for staff reduction costs.  As part of the consolidation, we expect a workforce reduction of approximately 250 full-time equivalent employees.  We plan to facilitate the reductions through a variety of severance and buyout packages.  The exact cost and the timing of the recognition and expenditures will depend on the final composition and seniority of the affected employees as well as the timing of the implementation of the staff reductions.

•                  $5 to $6 million in other costs, mainly restoration costs, under the new Edison lease.

Capital expenditures for the plant consolidation are estimated to be approximately $135 million, most of which will be made in 2007.  We expect to save $30 million annually due to lower operating costs and to avoid the need for approximately $50 million in capital investment at the Edison facility over the next ten years.

Acquisition of UCompareHealthCare.com

We acquired UCompareHealthCare.com (“UCHC”), a site that provides consumers with access to quality ratings and related health information, on March 27, 2007, for $2.3 million.  Our Condensed Consolidated Financial Statements include the operating results of this acquisition subsequent to the date of acquisition.  UCHC is now part of About.com (see Note 3 of the Notes to the Condensed Consolidated Financial Statements).

UPDATED 2007 EXPECTATIONS

The key financial measures for 2007 are discussed in the table below.

Item	2007 Expectation
Newsprint cost per ton	Decline expected to be about 8%
Depreciation & amortization	$185 to $195 million (a)
Net income from joint ventures	$5 to $10 million
Interest expense	$44 to $48 million
Tax rate	41% (b)
Capital expenditures	$340 to $370 million (c)
Cost savings and productivity gains	$65 to $75 million (d)

(a)          Includes $45 to $48 million of accelerated depreciation expense associated with the plant consolidation project, mainly presses.   Total depreciation and amortization includes approximately $16 to $19 million for the new building, primarily in the second half of 2007.

(b)          Represents the tax rate excluding discrete items such as a first-quarter tax adjustment and asset dispositions.

(c)           Includes $170 to $190 million for our new headquarters and $75 million for the plant consolidation.

(d)          Excludes certain one-time costs, mainly staff reduction costs.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006	% Change

Revenues
Advertising	$504,915	$522,685	(3.4)
Circulation	222,454	220,281	1.0
Other	58,651	56,231	4.3
Total revenues	786,020	799,197	(1.6)
Operating costs
Production costs
Raw materials	74,896	81,937	(8.6)
Wages and benefits	165,560	166,381	(0.5)
Other	104,569	108,428	(3.6)
Total production costs	345,025	356,746	(3.3)
Selling, general and administrative costs	342,061	346,510	(1.3)
Depreciation and amortization (a)	44,437	35,476	25.3
Total operating costs (b)	731,523	738,732	(1.0)
Operating profit	54,497	60,465	(9.9)
Net (loss)/income from joint ventures	(2,153)	1,967	*
Interest expense, net	11,328	12,524	(9.5)
Income from continuing operations before income taxes and minority interest	41,016	49,908	(17.8)
Income taxes (c)	20,899	19,475	7.3
Minority interest in net loss of subsidiaries	9	93	(90.3)
Income from continuing operations	20,126	30,526	(34.1)
Discontinued operations, net of income taxes — Broadcast Media Group	3,776	1,886	*
Net income	$23,902	$32,412	(26.3)

*                    Represents an increase or decrease in excess of 100%.

(a)          Includes accelerated depreciation expense of $11.6 million for assets at our Edison, N.J., printing plant, which is in the process of being closed.

(b)          Includes staff reduction costs of $7.8 million in the first quarter of 2007 and $9.4 million in the first quarter of 2006.

(c)           Includes an unfavorable tax adjustment of $4.5 million, primarily from a change in New York state tax law that was effective January 1, 2007.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006	% Change
Revenues:
News Media Group	$763,477	$780,991	(2.2)
About.com	22,543	18,206	23.8
Total revenues	$786,020	$799,197	(1.6)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006	% Change
The New York Times Media Group
Advertising	$297,146	$307,811	(3.5)
Circulation	160,662	156,473	2.7
Other	42,076	40,033	5.1
Total	$499,884	$504,317	(0.9)

New England Media Group
Advertising	$97,242	$101,537	(4.2)
Circulation	38,485	40,296	(4.5)
Other	9,393	9,405	(0.1)
Total	$145,120	$151,238	(4.0)

Regional Media Group
Advertising	$89,206	$96,049	(7.1)
Circulation	23,307	23,512	(0.9)
Other	5,960	5,875	1.4
Total	$118,473	$125,436	(5.6)

Total News Media Group
Advertising	$483,594	$505,397	(4.3)
Circulation	222,454	220,281	1.0
Other	57,429	55,313	3.8
Total	$763,477	$780,991	(2.2)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements.  Total News Media Group advertising revenues decreased in the first quarter of 2007 compared with the first quarter of 2006 due to lower print volume, which was partially offset by higher online advertising revenues.  Print advertising revenues declined 6.1%, while online advertising revenues increased 20.3%.

During the last few years, our results have been adversely affected by a weak print advertising environment.  Print advertising volume for the News Media Group was as follows:

	For the Quarters Ended
(Inches in thousands, preprints in thousands of copies)	April 1, 2007	March 26, 2006	% Change

National	547.2	581.7	(5.9)
Retail	1,447.2	1,507.0	(4.0)
Classified	2,146.7	2,376.5	(9.7)
Part Run/Zoned	406.2	460.4	(11.8)
Total	4,547.3	4,925.6	(7.7)
Preprints	689,543	686,150	0.5

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006	% Change

National	$224,902	$225,458	(0.2)
Retail	107,349	110,920	(3.2)
Classified	136,107	154,007	(11.6)
Other	15,236	15,012	1.5
Total	$483,594	$505,397	(4.3)

The New York Times Media Group

Advertising revenues were slightly lower in the first quarter of 2007 primarily due to lower print volume partially offset by higher rates.  Online advertising increased 18.1%, and print advertising declined 5.2%, across the classified, retail and national advertising categories.

In the first quarter of 2007, national advertising, which represented 65% of the Group’s advertising revenues, declined slightly compared to the first quarter of 2006.  This was principally the result of reduced spending in the telecommunications, national automotive, media and studio entertainment categories, partially  offset by growth in a number of national ad categories, including international fashion, American fashion, home furnishing manufacturers and alcoholic beverages.  Classified advertising, which represented 20% of the Group’s advertising revenues, decreased compared with the prior year due to declines in the real estate, automotive and help-wanted advertising categories.  Retail advertising, which represented 13% of the Group’s advertising revenues, decreased compared with the prior-year first quarter mainly because of softness in department store, mass market and fashion/jewelry store advertising, partially offset by gains in fine arts advertising.

New England Media Group

Advertising revenues were lower in the first quarter of 2007 primarily due to lower print revenues.  Print advertising declines in the classified and retail advertising categories were partially offset by growth in national advertising and in online national, retail and classified categories.

In the first quarter of 2007, classified advertising, which represented 39% of the Group’s advertising revenues, decreased due to weakness in real estate, automotive and help-wanted.  National advertising, which represented 29% of the Group’s advertising revenues, increased mainly because of growth in telecommunications, travel, network television/cable and club/concert advertising.  Retail advertising, which represented 27% of the Group’s advertising revenues declined, primarily due to a decrease in department store advertising as a result of the consolidation of two large retailers.

Regional Media Group

In the first quarter of 2007 compared with the first quarter of 2006, advertising revenues decreased primarily due to weakness in print classified and retail advertising, which was partially offset by growth in online advertising.

In the first quarter of 2007, retail advertising, which represented 49% of the Group’s advertising revenues, decreased due to declines in home furnishings, telecommunications and retail banking advertising, offset by growth in medical/dental, media, service and hospital advertising.  Classified advertising, which represented 42% of the Group’s advertising revenues, decreased due to weakness in help-wanted, automotive and real estate advertising.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the subscription rate charged to customers.  Circulation revenues in the first quarter of 2007 increased slightly compared with the first quarter of 2006 mainly because of higher prices for The New York Times, partially offset by fewer copies sold.  In the fourth quarter of 2006, The New York Times raised the newsstand price of the Northeast edition of the Sunday Times and increased home-delivery prices.  At the New England Media Group and Regional Media Group, circulation revenues declined primarily due to lower volume.

Other Revenues

Other revenues increased in the first quarter of 2007 compared with prior-year period, primarily due to revenues from Baseline, wholesale delivery operations and growth in subscriptions to TimesSelect, a fee-based product that charges non-print subscribers for access to our columnists and archives.  Baseline, which was acquired in August 2006, is a leading online database and research service for information on the film and television industries.

About.com

About.com revenues increased to $22.5 million in the first quarter of 2007 from $18.2 million in the first quarter of 2006, due to higher display and cost-per-click advertising and e-commerce revenues.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006	% Change
Operating costs:
Production costs:
Raw materials	$74,896	$81,937	(8.6)
Wages and benefits	165,560	166,381	(0.5)
Other	104,569	108,428	(3.6)
Total production costs	345,025	356,746	(3.3)
Selling, general and administrative costs	342,061	346,510	(1.3)
Depreciation and amortization	44,437	35,476	25.3
Total operating costs	$731,523	$738,732	(1.0)

Production Costs

Total production costs decreased 3.3% ($11.7 million) in the first quarter of 2007 compared with the same period last year mainly due to lower raw materials, primarily newsprint ($7.0 million) and outside printing

($3.0 million).  Newsprint expense declined 8.5% in the first quarter compared with the same period last year from lower consumption and lower prices.  Outside printing decreased as a result of cost saving initiatives and lower volume of copies printed by third parties.  Compensation costs declined primarily due to staff reductions.

Selling, General and Administrative Costs

Total selling, general and administrative costs decreased 1.3% ($4.4 million) in the first quarter of 2007 primarily because of lower promotion costs ($5.3 million) due to the timing of promotion campaigns and elimination of certain programs compared to the prior year and lower compensation costs ($5.2 million) due to reduced headcount, which were partially offset by higher professional fees ($4.0 million) associated with cost savings efforts and the outsourcing of certain technology functions.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006	% Change
Depreciation and amortization:
News Media Group	$39,723	$30,949	28.3
About.com	3,133	2,959	5.9
Corporate	1,581	1,568	0.8
Total depreciation and amortization	$44,437	$35,476	25.3

In the first quarter of 2007, depreciation and amortization increased primarily because we recognized $11.6 million in accelerated depreciation expense for assets at the Edison, N.J., printing plant, which we are in the process of closing.  This increase was partially offset by lower amortization expense in the first quarter of 2007 compared to the first quarter of 2006 because of the write-down of certain intangible assets of the New England Media Group in 2006.

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006	% Change
Total Operating Costs:
News Media Group	$703,848	$716,736	(1.8)
About.com	14,213	11,263	26.2
Corporate	13,462	10,733	25.4
Total operating costs	$731,523	$738,732	(1.0)

News Media Group

In the first quarter of 2007, total operating costs decreased 1.8% ($12.9 million) primarily due to lower compensation ($13.7 million), raw materials, primarily newsprint ($7.0 million), and promotions costs ($5.5 million), which were partially offset by higher depreciation expense ($11.6 million) from the accelerated depreciation of assets at the Edison, N.J., printing plant.

About.com

Total operating costs for About.com increased 26.2% ($3.0 million) in the first quarter of 2007 primarily due to higher compensation costs ($1.8 million) from headcount increases, professional fees ($0.3 million) and incremental costs related to higher revenues.

Corporate

Total operating costs for Corporate increased 25.4% ($2.7 million) in the first quarter of 2007 primarily due to higher compensation costs ($1.7 million) and professional fees associated with cost savings efforts ($1.1 million).

Operating Profit

Consolidated operating profit, by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006	% Change
Operating Profit (Loss):
News Media Group	$59,629	$64,255	(7.2)
About.com	8,330	6,943	20.0
Corporate	(13,462)	(10,733)	25.4
Operating Profit	$54,497	$60,465	(9.9)

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit (loss) are discussed above under “Revenues” and “Operating Costs.”

Non-Operating Items

Joint Ventures

Net loss from joint ventures totaled $2.2 million in the first quarter of 2007 compared with net income of $2.0 million in the first quarter of 2006.  Earnings from the Discovery Times Channel are no longer included due to the sale of our interest in 2006, and performance at the paper mills declined.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Income was as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006
Interest expense	$18,304	$17,318
Interest income	(1,054)	(1,957)
Capitalized interest	(5,922)	(2,837)
Interest expense, net	$11,328	$12,524

Interest expense, net decreased in the first quarter of 2007 mainly because of higher capitalized interest associated with our new headquarters due to continued spending for construction.  This increase in capitalized interest was partially offset by higher interest expense due to increased short-term rates and lower interest income from our development partner.  Interest income was related to funds we advanced to our development partner for the construction of our new headquarters.

Income Taxes

The effective income tax rate increased to 51% in the first quarter of 2007 compared with 39% in the first quarter of 2006.  The increase was primarily due to a net tax adjustment in the first quarter of 2007 that resulted in additional tax expense of $4.5 million, or an 11% increase in the effective income tax rate.  The tax adjustment was primarily due to the application of a change in New York state law (effective January 1, 2007) that required a revaluation of the existing deferred tax balances.  Excluding this tax adjustment, the effective income tax rate in the first quarter of 2007 was consistent with the rate in the first quarter of 2006.

Discontinued Operations

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006
Revenues	$32,904	$31,954
Total operating costs	26,403	28,757
Pre-tax income	6,501	3,197
Income taxes	2,725	1,311
Discontinued operations, net of income taxes	$3,776	$1,886

On May 7, 2007, we sold the Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for approximately $575 million.  We expect to recognize a pre-tax gain of approximately $190 to $195 million in the second quarter of 2007.  We used the cash proceeds of the sale to repay our commercial paper outstanding.

LIQUIDITY AND CAPITAL RESOURCES

We expect our cash balance, cash provided from operations and available third-party financing, described below, to be sufficient to meet our normal operating commitments and debt service requirements, to fund planned capital expenditures, to pay dividends to our stockholders, to repurchase shares of our Class A Common Stock and to make contributions to our pension plans.  In addition, we have used the proceeds from the sales of the Broadcast Media Group and WQEW to reduce our debt, which will increase our borrowing capacity in the future for potential acquisitions, investments or capital projects, and to pay dividends to our shareholders.

We expect dividends to increase to approximately $125 million in 2007 from approximately $100 million in 2006.  On March 22, 2007, our Board of Directors authorized a $.23 per share dividend on our Class A and Class B Common Stock, effective with the June 2007 dividend, representing a 31% increase from the prior quarterly dividend of $.175 per share.

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions, and these repurchases may be suspended from time to time or discontinued.  During the first quarter of 2007, we repurchased 29,300 shares of Class A Common Stock at a cost of approximately $0.7 million.  The average price of these repurchases was $24.42 per share.  As of April 1, 2007, approximately $93 million remained from our current share repurchase authorization.

New Headquarters Building

We are in the process of constructing our new headquarters building in New York City (the “Building”), which we expect to occupy in the second quarter of 2007.  In December 2001, one of our wholly owned subsidiaries (“NYT”), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.  In August 2006, the Building was converted to a leasehold condominium, and NYT and FC Lion LLC each acquired ownership of their respective leasehold condominium units.  Also in August 2006, Forest City Ratner Companies purchased the ownership interest in FC Lion LLC of the ING Real Estate affiliate.  In turn, FC Lion LLC assigned its ownership interest in the Building Partnership and the FC Lion LLC condominium units to FC Eighth Ave., LLC.  See Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Building.

Our actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of our existing headquarters, including core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(In millions)	NYT
2001-2006	$434
2007	$170-$190
Total	$604-$624
Less: net sale proceeds(a)	$106
Total, net of sale proceeds(b)	$498-$518

(a)          Represents cash proceeds from the sale of our existing headquarters, net of income taxes and transaction costs.

(b)          Includes estimated capitalized interest and salaries in the range of $40 to $50 million.

During the first quarter of 2007, we leased five floors in our portion of the Building under a 15-year non-cancelable agreement.  After substantial completion of the Building, which we expect will be in the third quarter of 2007, we may consider whether to enter into financing arrangements for our condominium interest, such as mortgage financing.  The decision of whether or not to do so will depend upon our capital requirements, market conditions and other factors.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

	For the Quarters Ended
(In thousands)	April 1, 2007	March 26, 2006	% Change
Operating Activities	$34,899	$76,425	(54.3)
Investing Activities	$(121,674)	$(63,358)	92.0
Financing Activities	$68,356	$(17,882)	*

*  Represents an increase in excess of 100%

Operating Activities

The primary source of our liquidity is cash flows from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers.  Advertising has provided approximately 64% to 65% of total revenues over the past three years.  Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as wholesale delivery operations, news services/syndication, digital archives, TimesSelect, Baseline and commercial printing.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

Net cash provided by operating activities decreased approximately $42 million in the first quarter of 2007 compared with the first quarter of 2006.  An increase in operating cash flows in the first quarter of 2007 was more than offset by higher working capital requirements, mostly driven by an increase in income taxes paid in the first quarter of 2007 compared to the first quarter of 2006.

Investing Activities

Cash from investing activities generally include proceeds from the sale of assets or a business.  Cash used in investing activities generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash used in investing activities increased approximately $58 million in the first quarter of 2007 compared with the first quarter of 2006, primarily due to higher capital expenditures related to the construction of our new Building.

Capital expenditures (on an accrual basis) were $113.7 million in the first quarter of 2007 and $69.5 million in the first quarter of 2006.  These amounts include costs related to the Building of approximately $78 million in the first quarter of 2007 and $47 million in the first quarter of 2006, of which approximately $20 million was attributable to our development partner in 2006.  See Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Building.

Financing Activities

Cash from financing activities generally includes borrowings under our commercial paper program, the issuance of long-term debt and funds from stock option exercises.  Cash used in financing activities generally includes the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of our Class A Common Stock.

Net cash provided by financing activities increased in the first quarter of 2007 primarily from the issuance of commercial paper and cash received from our development partner for the repayment of our loan receivable.  The increase in commercial paper was primarily to fund our capital expenditures related to the construction of the Building.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

•                          a commercial paper facility,

•                          revolving credit agreements and

•                          medium-term notes.

Our total debt, including commercial paper and capital lease obligations, was $1.4 billion as of April 1, 2007 and total debt, including these items and a construction loan (see below), was $1.4 billion as of December 31, 2006.

Commercial Paper

Our $725.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper that we issue is unsecured and can have maturities of up to 270 days.  We had $492.6 million in commercial paper outstanding as of April 1, 2007, with an annual weighted-average interest rate of 5.4% and an average of 17 days to maturity from original issuance.  We used the cash proceeds from the May 7, 2007, sale of the Broadcast Media Group to repay our commercial paper outstanding.

Revolving Credit Agreements

The primary purpose of our $800.0 million revolving credit agreements is to support our commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $800.0 million available under the two revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011), we have issued letters of credit of approximately $24 million.  The remaining balance of approximately $776 million supports our commercial paper program.  There were no borrowings outstanding under the revolving credit agreements as of April 1, 2007 and December 31, 2006.

Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity (as defined in the agreements).  As of April 1, 2007, the amount of stockholders’ equity in excess of the required levels was approximately $597 million.

Medium-Term Notes

Our liquidity requirements may also be funded through the public offer and sale of notes under our $300.0 million medium-term note program.  As of April 1, 2007, we had issued $75.0 million of medium-term notes under this program.  An additional $225.0 million of medium-term notes may be issued from time to time pursuant to our currently effective shelf registration statement.

Construction Loan

Until January 2007, we were a co-borrower under a $320 million non-recourse construction loan in connection with the construction of our new headquarters.  We did not draw down on the construction loan, which is being used by our development partner.  However, as a co-borrower, we were required to record the amount outstanding of the construction loan on our financial statements.  We also recorded a receivable, due from our development partner, for the same amount outstanding under the construction loan.  As of December 31, 2006, approximately $125 million was outstanding under the construction loan and recorded as a receivable included in “Other current assets” in the Condensed Consolidated Balance Sheet.  In January 2007, with our release as a co-borrower, the receivable and the construction loan were reversed and are not included in our Condensed Consolidated Balance Sheet as of April 1, 2007.  See Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information related to our new headquarters.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“FAS 159”).  FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  FAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting FAS 159 on our financial statements.

In September 2006, FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting FAS 157 on our financial statements.

In September 2006,  FASB ratified the Emerging Issues Task Force (“EITF”) conclusion under EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”).  Diversity in practice exists in accounting for the deferred compensation and postretirement aspects of endorsement split-dollar life insurance arrangements.  EITF 06-4 was issued to clarify the accounting and requires employers to recognize a liability for future benefits in accordance with FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12, Omnibus Opinion—1967 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.

EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted.  The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods.  We are currently evaluating the impact of adopting EITF 06-4 on our financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2006.  As of April 1, 2007, our critical accounting policies have not changed materially from December 31, 2006, except for the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109 (“FIN 48”) (See Note 5 of the Notes to the Condensed Consolidated Financial Statements).

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2006.  As of April 1, 2007, our contractual obligations and off-balance sheet arrangements have not materially changed from December 31, 2006.

With the adoption of FIN 48, our liability for unrecognized tax benefits was approximately $133 million, including approximately $25 million of accrued interest and penalties.  Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement with respect to uncertain tax benefits is not practicable.  Therefore, we do not include this obligation in the table of contractual obligations.

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

By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.  Such factors include those described in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, as well as other risks and factors identified from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, details our disclosures about market risk.  As of April 1, 2007, there have been no material changes in the Company’s market risk from December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of April 1, 2007.  Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As disclosed in our 2006 Annual Report on Form 10-K, we restated certain of our previously issued financial statements as a result of errors in accounting for pension and postretirement liabilities arising under collectively-bargained pension and benefit plans.  In light of the need for this restatement, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control over financial reporting with respect to such accounting.  To remediate the material weakness, during the first quarter of 2007, management implemented improved procedures and controls related to the accounting for pension and postretirement liabilities, including a more rigorous internal review process and increased guidance on accounting requirements for relevant personnel.  These additional controls were tested and the material weakness was remediated by the end of the first quarter of 2007.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the Company’s risk factors as set forth in “Item 1A-Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

We issued 20 shares of Class A Common Stock on January 31, 2007, to holders of Class B shares upon the conversion of Class B shares into Class A shares.  The conversions, which were in accordance with the Company’s Certificate of Incorporation, did not involve a public offering and were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 — February 4, 2007	1,164	$24.36	—	$93,692,000
February 5, 2007 — March 4, 2007	15,679	$24.60	15,600	$93,308,000
March 5, 2007 — April 1, 2007	13,700	$24.22	13,700	$92,976,000
Total for the first quarter of 2007(2)	30,543	$24.42	29,300	$92,976,000

(1)             On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million.  Except as otherwise noted, all purchases were made pursuant to the Company’s publicly announced share repurchase program.  As of May 4, 2007, we had authorization from the Board to repurchase an amount of up to approximately $93 million of our Class A Common Stock.  The Board has authorized us to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

(2)             Includes 1,243 shares (1,164 shares in fiscal January and 79 shares in fiscal February) withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company’s 1991 Executive Stock Incentive Plan.  The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 6. Exhibits

10.1

Asset Purchase Agreement, dated as of January 3, 2007, by and among NYT Broadcast Holdings, LLC, New York Times Management Services, NYT Holdings, Inc., KAUT-TV, LLC, Local TV, LLC, Oak Hill Capital Partners II, L.P. and The New York Times Company (filed as an Exhibit to the Company’s Form 8-K dated January 5, 2007, and incorporated by reference herein).

10.2

Fourth Amendment to Building Loan Agreement, dated as of January 29, 2007, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation) (filed as an Exhibit to the Company’s Form 8-K dated February 1, 2007, and incorporated by reference herein).

10.3

Third Amendment to Project Loan Agreement, dated as of January 29, 2007, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation) (filed as an Exhibit to the Company’s Form 8-K dated February 1, 2007, and incorporated by reference herein).

10.4

Third Amendment to Operating Agreement of The New York Times Building LLC, dated as of January 29, 2007, between FC Eighth Ave., LLC and NYT Real Estate Company LLC (filed as an Exhibit to the Company’s Form 8-K dated February 1, 2007, and incorporated by reference herein).

10.5

Second Amendment to Agreement of Sublease, dated as of January 29, 2007, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated February 1, 2007, and incorporated by reference herein).

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d — 14(a) Certification

31.2	Rule 13a-14(a)/15d — 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: May 10, 2007	/s/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended April 1, 2007

Exhibit No.

10.1

Asset Purchase Agreement, dated as of January 3, 2007, by and among NYT Broadcast Holdings, LLC, New York Times Management Services, NYT Holdings, Inc., KAUT-TV, LLC, Local TV, LLC, Oak Hill Capital Partners II, L.P. and The New York Times Company (filed as an Exhibit to the Company’s Form 8-K dated January 5, 2007, and incorporated by reference herein).

10.2

Fourth Amendment to Building Loan Agreement, dated as of January 29, 2007, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation) (filed as an Exhibit to the Company’s Form 8-K dated February 1, 2007, and incorporated by reference herein).

10.3

Third Amendment to Project Loan Agreement, dated as of January 29, 2007, between The New York Times Building LLC, NYT Real Estate Company LLC, FC Eighth Ave., LLC and Capmark Finance Inc. (formerly GMAC Commercial Mortgage Corporation) (filed as an Exhibit to the Company’s Form 8-K dated February 1, 2007, and incorporated by reference herein).

10.4

Third Amendment to Operating Agreement of The New York Times Building LLC, dated as of January 29, 2007, between FC Eighth Ave., LLC and NYT Real Estate Company LLC (filed as an Exhibit to the Company’s Form 8-K dated February 1, 2007, and incorporated by reference herein).

10.5

Second Amendment to Agreement of Sublease, dated as of January 29, 2007, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated February 1, 2007, and incorporated by reference herein).

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d — 14(a) Certification

31.2	Rule 13a-14(a)/15d — 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002