Form 10-Q
period 2007-07-01
NEW YORK TIMES CO
filed 2007-08-09
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

Commission file number 1-5837

THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

NEW YORK	13-1102020
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

620 EIGHTH AVENUE, NEW YORK, NEW YORK
(Address of principal executive offices)

10018
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

Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒.

Number of shares of each class of the registrant’s common stock outstanding as of August 3, 2007 (exclusive of treasury shares):

Class A Common Stock	143,089,491 shares
Class B Common Stock	832,572 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
	(13 weeks)		(26 weeks)
Revenues
Advertising	$508,467	$539,443	$1,013,382	$1,062,128
Circulation	218,664	219,705	441,118	439,986
Other	61,812	60,488	120,463	116,719
Total revenues	788,943	819,636	1,574,963	1,618,833

Operating Costs
Production costs
Raw materials	63,139	84,478	138,035	166,415
Wages and benefits	158,883	161,412	324,443	327,793
Other	103,900	108,439	208,469	216,867
Total production costs	325,922	354,329	670,947	711,075
Selling, general and administrative costs	344,481	343,504	686,542	690,014
Depreciation and amortization	46,645	35,560	91,082	71,036
Total operating costs	717,048	733,393	1,448,571	1,472,125

Net loss on sale of assets	68,156	—	68,156	—
Gain on sale of WQEW-AM	39,578	—	39,578	—
Operating profit	43,317	86,243	97,814	146,708

Net income from joint ventures	4,745	8,770	2,592	10,737
Interest expense, net	7,126	13,234	18,454	25,758
Income from continuing operations before income taxes and minority interest	40,936	81,779	81,952	131,687
Income taxes	18,851	28,156	39,750	47,631
Minority interest in net (income)/loss of subsidiaries	(24)	244	(15)	337
Income from continuing operations	22,061	53,867	42,187	84,393

Discontinued operations, Broadcast Media Group: Income from discontinued operations, net of income taxes	1,977	5,714	5,753	7,600
Gain on sale, net of income taxes	94,330	—	94,330	—
Discontinued operations, net of income taxes	96,307	5,714	100,083	7,600
Net income	$118,368	$59,581	$142,270	$91,993

Average number of common shares outstanding
Basic	143,906	144,792	143,901	144,978
Diluted	144,114	144,943	144,114	145,166

Basic earnings per share:
Income from continuing operations	$0.15	$0.37	$0.29	$0.58
Discontinued operations, net of income taxes	0.67	0.04	0.70	0.05
Net income	$0.82	$0.41	$0.99	$0.63

Diluted earnings per share:
Income from continuing operations	$0.15	$0.37	$0.29	$0.58
Discontinued operations, net of income taxes	0.67	0.04	0.70	0.05
Net income	$0.82	$0.41	$0.99	$0.63

Dividends per share	$0.230	$0.175	$0.405	$0.340

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1, 2007	December 31, 2006
ASSETS	(Unaudited)

Current Assets

Cash and cash equivalents	$57,644	$72,360
Accounts receivable-net	344,892	402,639
Inventories
Newsprint and other paper	23,523	32,594
Work-in-process and other	4,559	4,102
Total inventories	28,082	36,696

Deferred income taxes	92,563	73,729
Assets held for sale	—	357,028
Other current assets	87,377	242,591

Total current assets	610,558	1,185,043

Other Assets

Investments in joint ventures	147,176	145,125
Property, plant and equipment (less accumulated depreciation and amortization of $1,152,454 in 2007 and $1,297,546 in 2006)	1,400,477	1,375,365

Intangible assets acquired
Goodwill	676,944	650,920
Other intangible assets acquired (less accumulated amortization of $224,734 in 2007 and $217,972 in 2006)	138,215	133,448
Deferred income taxes	197,924	125,681
Miscellaneous assets	260,531	240,346

TOTAL ASSETS	$3,431,825	$3,855,928

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 1, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)

Current Liabilities

Commercial paper outstanding	$237,500	$422,025
Accounts payable	213,765	242,528
Accrued payroll and other related liabilities	102,868	121,240
Accrued expenses	210,221	200,030
Unexpired subscriptions	83,773	83,298
Current portion of long-term debt and capital lease obligations	75	104,168
Construction loan	—	124,705

Total current liabilities	848,202	1,297,994

Other Liabilities

Long-term debt	721,126	720,790
Capital lease obligations	6,699	74,240
Pension benefits obligation	349,387	384,277
Postretirement benefits obligation	244,258	256,740
Other	379,807	296,078

Total other liabilities	1,701,277	1,732,125

Minority Interest	5,981	5,967

Stockholders’ Equity

Common stock of $.10 par value:
Class A — authorized 300,000,000 shares; issued: 2007 — 148,050,220; 2006 —148,026,952 (including treasury shares: 2007 — 4,978,076; 2006 — 5,000,000)	14,805	14,804
Class B — convertible — authorized and issued shares: 2007 - 832,572; 2006 — 832,592	83	82
Additional paid-in capital	7,844	—
Retained earnings	1,137,249	1,111,006
Common stock held in treasury, at cost	(158,389)	(158,886)
Accumulated other comprehensive loss, net of income taxes	(125,227)	(147,164)

Total stockholders’ equity	876,365	819,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,431,825	$3,855,928

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 1, 2007	June 25, 2006
	(26 weeks)
OPERATING ACTIVITIES
Net cash (used in)/provided by operating activities	$(11,745)	$166,056

INVESTING ACTIVITIES
Capital expenditures	(225,652)	(137,296)
Proceeds from sale of the Broadcast Media Group	575,288	—
Proceeds from sale of WQEW-AM	40,000	—
Proceeds from sale of Edison, N.J., assets	90,819	—
Payment for purchase of Edison, N.J., printing plant	(139,961)	—
Acquisitions, net of cash acquired of $1,190	(27,632)	—
Other investing (payments)/proceeds—net	(7,453)	620

Net cash provided by/(used in) investing activities	305,409	(136,676)

FINANCING ACTIVITIES
Commercial paper (repayments)/borrowings-net	(184,525)	7,525
Construction loan borrowings	—	24,446
Long-term obligations:
Reductions	(102,412)	(801)
Capital shares:
Issuances	529	4,398
Repurchases	(816)	(20,943)
Excess tax benefits from stock-based awards	43	745
Dividends paid to stockholders	(58,574)	(49,475)
Other financing proceeds—net	37,221	993

Net cash used in financing activities	(308,534)	(33,112)

Decrease in cash and cash equivalents	(14,870)	(3,732)

Effect of exchange rate changes on cash and cash equivalents	154	242

Cash and cash equivalents at the beginning of the year	72,360	44,927
Cash and cash equivalents at the end of the quarter	$57,644	$41,437

SUPPLEMENTAL DATA

Acquisitions

•                  In May 2007, the Company acquired ConsumerSearch, Inc. for approximately $33 million, including $5 million in net liabilities assumed.

•                  In March 2007, the Company acquired UCompareHealthCare.com for $2.3 million. The Company paid approximately $1.8 million in the first quarter of 2007 and withheld the remaining $0.5 million for a one-year indemnification period.

Other

•                  Financing activities — Other financing proceeds in 2007 includes cash received from the Company’s real estate development partner for repayment of the Company’s loan receivable.

Non-Cash

•                  As of December 31, 2006, approximately $125 million was outstanding under the Company’s real estate development partner’s construction loan. In January 2007, the Company was released as a co-borrower, and therefore the receivable and the construction loan were reversed and are not included in the Company’s Condensed Consolidated Balance Sheet as of July 1, 2007.  See Note 12 for additional information related to the Company’s new headquarters.

•                  As part of the purchase and sale of the Company's Edison, N.J., printing facility (see Note 8), the Company terminated its existing capital lease agreement. This resulted in the reversal of the related assets (approximately $86 million) and capital lease obligation (approximately $69 million).

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                         GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of July 1, 2007, and December 31, 2006, and the results of operations and cash flows of the Company for the periods ended July 1, 2007 and June 25, 2006.  All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company’s Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations.

As of July 1, 2007, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed materially, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”) (see Note 5).

Certain reclassifications have been made to the prior periods to conform to classifications used as of and for the period ended July 1, 2007, such as presenting depreciation and amortization separately from production and selling, general and administrative costs.  The fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the six-month periods.

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

NOTE 2.                         DISCONTINUED OPERATIONS

On May 7, 2007, the Company sold its Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million.  The Company recognized a pre-tax gain on the sale of $191.2 million ($94.3 million after-tax).

In accordance with the provisions of FAS No. 144, Accounting for Costs Associated with Exit or Disposal Activities, the Broadcast Media Group’s results of operations and the gain on the sale are presented as discontinued operations, and certain assets and liabilities are classified as held for sale for the period presented before the sale.  The results of operations presented as discontinued operations through May 7, 2007, and the assets and liabilities classified as held for sale as of December 31, 2006, are summarized below.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenues	$13,798	$39,112	$46,702	$71,066
Total operating costs	10,451	29,427	36,854	58,184
Pre-tax income	3,347	9,685	9,848	12,882
Income taxes	1,370	3,971	4,095	5,282
Income from discontinued operations, net of income taxes	1,977	5,714	5,753	7,600
Gain on sale, net of income taxes of $96,911	94,330	—	94,330	—
Discontinued operations, net of income taxes	$96,307	$5,714	$100,083	$7,600

(In thousands)	December 31, 2006
Property, plant & equipment, net	$64,309
Goodwill	41,658
Other intangible assets, net	234,105
Other assets	16,956
Assets held for sale	357,028
Program rights liability(a)	14,931
Net assets held for sale	$342,097

(a)         Included in “Accounts payable” in the Condensed Consolidated Balance Sheet.

NOTE 3.                         GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost over the fair market value of tangible and other intangible assets acquired.  Goodwill is not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist, in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

Other intangible assets acquired consist primarily of mastheads on various acquired properties, customer lists, trade names, as well as other assets.  Other intangible assets acquired that have indefinite lives (mastheads and certain trade names) are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist.  Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives.

The Company performs its annual impairment testing in the fourth quarter of its fiscal year.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 31, 2006	$306,564	$344,356	$650,920
Goodwill acquired during year	—	26,343	26,343
Goodwill adjusted during the year	(2,009)	—	(2,009)
Foreign currency translation	1,690	—	1,690
Balance as of July 1, 2007	$306,245	$370,699	$676,944

On May 4, 2007, the Company acquired ConsumerSearch, Inc., a leading online aggregator and publisher of consumer product reviews, for approximately $33 million, including $5 million in net liabilities assumed.  ConsumerSearch includes product comparisons and recommendations and adds a new functionality to the About Group.

On March 27, 2007, the Company acquired UCompareHealthCare.com, a site that provides dynamic Web-based interactive tools to consumers to enable them to measure the quality of certain healthcare services, for $2.3 million.  The Company paid approximately $1.8 million and withheld the remaining $0.5 million for a one-year indemnification period.  UCompareHealthCare.com expands the About Group’s online health channel.

The Condensed Consolidated Financial Statements include the operating results of these acquisitions subsequent to the dates of acquisition.

Based on preliminary valuations of ConsumerSearch and UCompareHealthCare.com, the Company has allocated the excess of the purchase price over the carrying value of the net assets acquired of $24.8 million to goodwill and $8.2 million to other intangible assets for ConsumerSearch and $1.5 million to goodwill and $0.8 million to other intangible assets for UCompareHealthCare.com.  The goodwill for the UCompareHealthCare.com acquisition is tax-deductible, but the goodwill for the ConsumerSearch acquisition is not tax-deductible.  The intangible assets of ConsumerSearch consist of its trade name, content and proprietary technology.  The intangible assets of UCompareHealthCare.com consist of content and proprietary technology.

The preliminary purchase price allocations for the ConsumerSearch and UCompareHealthCare.com acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained.  The final asset and liability fair values may differ from those included in the Company’s Condensed Consolidated Balance Sheet as of July 1, 2007; however, the changes are not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

Other intangible assets acquired were as follows:

	July 1, 2007			December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$222,216	$(198,095)	$24,121	$220,935	$(196,268)	$24,667
Other	64,714	(26,639)	38,075	63,777	(21,704)	42,073
Total	286,930	(224,734)	62,196	284,712	(217,972)	66,740
Unamortized other intangible assets:
Trade names	8,880	—	8,880	—	—	—
Newspaper mastheads	67,139	—	67,139	66,708	—	66,708
Total	76,019	—	76,019	66,708	—	66,708
Total other intangible assets acquired	$362,949	$(224,734)	$138,215	$351,420	$(217,972)	$133,448

As of July 1, 2007, the remaining weighted-average amortization period is eight years for customer lists and seven years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was approximately $7 million in the first half of 2007, and is expected to be approximately $14 million for the fiscal year 2007.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2008	$10,800
2009	8,900
2010	8,700
2011	8,400
2012	7,100

NOTE 4.                         DEBT OBLIGATIONS

The Company’s total debt, including commercial paper and capital lease obligations, was $965.4 million as of July 1, 2007.  Until January 2007, the Company was a co-borrower under a $320 million non-recourse construction loan in connection with the construction of its new headquarters.  The Company did not draw down on the construction loan, which is being used by its development partner.  However, as a co-borrower, the Company was required to record the amount outstanding of the construction loan on its financial statements.  The Company also recorded a receivable, due from its development partner, for the same amount outstanding under the construction loan.  As of December 31, 2006, approximately $125 million was outstanding under the construction loan and recorded as a receivable included in “Other current assets” in the Condensed Consolidated Balance Sheet.  In January 2007, with the Company’s release as a co-borrower, the receivable and the construction loan were reversed and are not included in the Company’s Condensed Consolidated Balance Sheet as of July 1, 2007.  See Note 12 for additional information related to the Company’s new headquarters.

The Company’s $725.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days.  The Company had $237.5 million in commercial paper outstanding as of July 1, 2007, with an annual weighted-average interest rate of 5.5% and an average of 12 days to maturity from original issuance.  Commercial paper decreased during the second quarter of 2007 because the proceeds from the sales of the Broadcast Media Group and WQEW-AM (“WQEW”) were used to repay the Company’s outstanding commercial paper.

The primary purpose of the Company’s $800.0 million revolving credit agreements is to support its commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $800.0 million available under the two revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011), the Company has issued letters of credit of approximately $24 million.  The remaining balance of approximately $776 million supports the Company’s commercial paper program.  There were no borrowings outstanding under the revolving credit agreements as of July 1, 2007, and December 31, 2006.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity (as defined in the agreements).  As of July 1, 2007, the amount of stockholders’ equity in excess of the required levels was approximately $652 million.

The Company’s five-year 5.350% notes aggregating $50.0 million matured on April 16, 2007, and its five-year 4.625% notes aggregating $52.0 million matured on June 25, 2007.  As of December 31, 2006, these notes were recorded in “Current portion of long-term debt and capital lease obligations.”  In the second quarter of 2007, the Company made principal repayments totaling $102.0 million.

As part of the purchase and sale of the Company's Edison, N.J., printing facility (see Note 8), the Company terminated its existing capital lease agreement. This resulted in the reversal of the related assets (approximately $86 million) and capital lease obligation (approximately $69 million).

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Interest expense	$14,005	$18,661	$32,309	$35,979
Interest income	(678)	(2,247)	(1,732)	(4,203)
Capitalized interest	(6,201)	(3,180)	(12,123)	(6,018)
Interest expense, net	$7,126	$13,234	$18,454	$25,758

NOTE 5.                         INCOME TAXES

The Company’s effective income tax rate increased to 46.0% in the second quarter and 48.5% in the first half of 2007 compared with 34.4% in the second quarter and 36.2% in the first half of 2006.  The increases were primarily due to the income taxes associated with asset sales in the second quarter of 2007 (see Notes 2 and 8) and a net tax adjustment primarily due to the application of a change in New York state law (effective January 1, 2007) that required a revaluation of the existing deferred tax balances.

On January 1, 2007, the Company adopted FIN 48.  The adoption of FIN 48 resulted in a cumulative effect adjustment of approximately $24 million recorded as a reduction to the beginning balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at January 1, 2007	$108,474
Additions based on tax positions related to the current year	18,559
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(7,965)
Settlements	—
Balance at July 1, 2007	$119,068

The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $64 million as of July 1, 2007, and approximately $57 million as of December 31, 2006.

The Company also recognizes accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods.  The total amount of accrued interest and penalties was approximately $30 million as of July 1, 2007, and was approximately $25 million as of December 31, 2006.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000.  Management believes that its accrual for tax liabilities is adequate for all open audit years.  This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that U.S. federal, state and local, and non-U.S. tax examinations will be settled during the next twelve months.  If any of these tax audit settlements do occur within the next twelve months, the Company would make any necessary adjustments to the accrual for uncertain tax benefits.  Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range for the impact on uncertain tax benefits is not practicable.  On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from the current audits will not have a material effect on the Company’s consolidated financial statements.

NOTE 6.                         COMMON STOCK

During the first half of 2007, the Company repurchased 29,300 shares of its Class A Common Stock under its stock repurchase program at a cost of approximately $0.7 million.  The average price of these repurchases was $24.42 per share.  As of July 1, 2007, approximately $93 million remained from the Company’s current share repurchase authorization.

On June 21, 2007, the Board declared a dividend of $.23 per share on the Company’s Class A and B Common Stock.  The dividend is payable on September 12, 2007, to shareholders of record on September 4, 2007.  The estimated dividend payable of approximately $33 million is included in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheet as of July 1, 2007.

NOTE 7.                         PENSION AND POSTRETIREMENT BENEFITS

Pension

The Company sponsors several pension plans (qualified funded plans and non-qualified unfunded plans) and makes contributions to several others, in connection with collective bargaining agreements, that are considered multi-employer pension plans.  These plans cover substantially all employees.

On May 7, 2007, the Company sold the Broadcast Media Group.  As part of the sale, Broadcast Media Group employees no longer accrue benefits under the Company’s pension plan and those employees who on the date of sale were within a year of becoming eligible for early retirement were bridged to retirement-eligible status.  Upon retirement, all Broadcast Media Group employees will receive pension benefits equal to their vested amount as of the date of the sale. The sale significantly reduced the expected years of future service from current employees, resulting in a curtailment of the pension plan.  The Company recorded a special termination charge, for benefits provided to employees bridged to retirement-eligible status, of $0.9 million, which is reflected in the gain on the sale of the Broadcast Media Group.

In connection with the curtailment, the Company remeasured one of its pension plans as of the date of the sale of the Broadcast Media Group.  The curtailment and remeasurement resulted in a decrease in the pension liability of $40.4 million and an increase in other comprehensive income (before taxes) of $40.4 million.

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	For the Quarters Ended
	July 1, 2007			June 25, 2006
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$10,899	$519	$11,418	$12,888	$588	$13,476
Interest cost	23,515	3,574	27,089	22,261	3,015	25,276
Expected return on plan assets	(30,712)	—	(30,712)	(28,162)	—	(28,162)
Amortization of prior service cost	363	18	381	361	17	378
Recognized actuarial loss	1,070	1,983	3,053	5,887	1,664	7,551
Effect of curtailment	15	—	15	512	—	512
Special termination benefits	—	908	908	—	—	—
Net periodic pension cost	$5,150	$7,002	$12,152	$13,747	$5,284	$19,031

	For the Six Months Ended
	July 1, 2007			June 25, 2006
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$22,807	$1,038	$23,845	$26,019	$1,176	$27,195
Interest cost	47,001	7,148	54,149	44,493	6,030	50,523
Expected return on plan assets	(60,671)	—	(60,671)	(56,283)	—	(56,283)
Amortization of prior service cost	722	35	757	734	34	768
Recognized actuarial loss	3,144	3,965	7,109	12,035	3,328	15,363
Effect of curtailment	15	—	15	512	—	512
Special termination benefits	—	908	908	—	—	—
Net periodic pension cost	$13,018	$13,094	$26,112	$27,510	$10,568	$38,078

Although the Company does not have any quarterly funding requirements in 2007 (under the Employee Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), the Company will make contractual funding contributions of approximately $13 million (approximately $7 million was made in the first half of 2007) for The New York Times Newspaper Guild pension plan.  The Company may elect to make additional contributions to its other pension plans.  The amount of these contributions, if any, would be based on the results of the January 1, 2007, valuation, market performance and interest rates in 2007 as well as other factors.

Postretirement Benefits

The Company provides health and life insurance benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements if the employees meet specified age and service requirements.  In addition, the Company contributes to a postretirement plan under the provisions of a collective bargaining agreement.

As part of the Broadcast Media Group sale, those employees who on the date of sale were within a year of becoming retirement eligible under the Company’s postretirement plan will be eligible to receive postretirement benefits upon reaching age 55.  All other Broadcast Media Group employees under age 55 are no longer eligible for benefits under the Company’s postretirement plan.  The sale significantly reduced the expected years of future service from current employees, resulting in a curtailment of the postretirement plan.  The Company recorded a curtailment gain of $4.7 million and a special termination charge, for benefits provided to employees bridged to retirement-eligible status, of $0.7 million, which is reflected in the gain on the sale of the Broadcast Media Group.

In connection with the curtailment, the Company remeasured one of its postretirement plans as of the date of the sale of the Broadcast Media Group.  The curtailment and remeasurement resulted in a decrease in the postretirement liability of $5.1 million and an increase in other comprehensive income (before taxes) of $0.4 million.

The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Service cost	$1,853	$2,376	$4,044	$4,752
Interest cost	3,547	3,667	7,498	7,334
Expected return on plan assets	—	(10)	—	(20)
Amortization of prior service credit	(1,892)	(1,794)	(3,966)	(3,588)
Recognized actuarial loss	674	744	1,569	1,488
Effect of curtailment	(4,717)	—	(4,717)	—
Special termination benefits	703	—	703	—
Net periodic postretirement cost	$168	$4,983	$5,131	$9,966

NOTE 8.                         OTHER

Staff Reductions

The Company recognized staff reduction charges of $5.0 million in the second quarter of 2007 and $12.8 million in the first half of 2007.  In the second quarter and first half of 2006, the Company recognized staff reduction charges of $9.1 million and $18.4 million, respectively.  Most of the charges in 2007 and 2006 were recognized at the News Media Group.  These charges are recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Income.  As of July 1, 2007, the Company had a staff reduction liability of $10.6 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

Plant Consolidation

In 2006, the Company announced plans to consolidate the printing operations of a facility it leased in Edison, N.J., into its newer facility in College Point, Queens.  As part of the consolidation, the Company purchased the Edison facility and then sold it, with two adjacent properties it already owned, to a third party.  The purchase and sale of the Edison facility closed in the second quarter of 2007, relieving the Company of rental terms that were above market as well as restoration obligations under the original lease.  As a result of the sale, the Company recognized a pre-tax loss of $68.2 million ($41.3 million after-tax) in the second quarter of 2007.  This loss is recorded in “Net loss on sale of assets” in the Company’s Condensed Consolidated Statements of Income.

As part of the consolidation, the Company expects a workforce reduction of approximately 300 full-time equivalent employees resulting in a charge of $18 to $22 million for staff reduction costs.  The Company plans to facilitate the reductions through a variety of severance and buyout packages.  The exact amount of the charge will depend on the final composition and seniority of the affected employees, and the timing of the recognition and expenditures will depend on the timing of the implementation of the staff reductions.

Sale of WQEW

On April 26, 2007, the Company sold WQEW to Radio Disney, LLC (which provided substantially all of WQEW programming through a licensing agreement) for $40.0 million.  The Company recognized a pre-tax gain of $39.6 million ($21.2 million after-tax) in the second quarter of 2007.

NOTE 9.                         EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands, except per share data)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Basic earnings per share computation:
Numerator
Income from continuing operations	$22,061	$53,867	$42,187	$84,393
Discontinued operations, net of income taxes — Broadcast Media Group	96,307	5,714	100,083	7,600
Net income	$118,368	$59,581	$142,270	$91,993
Denominator
Average number of common shares outstanding	143,906	144,792	143,901	144,978
Income from continuing operations	$.15	$.37	$.29	$.58
Discontinued operations, net of income taxes — Broadcast Media Group	.67	.04	.70	.05
Basic earnings per share	$.82	$.41	$.99	$.63
Diluted earnings per share computation:
Numerator
Income from continuing operations	$22,061	$53,867	$42,187	$84,393
Discontinued operations, net of income taxes — Broadcast Media Group	96,307	5,714	100,083	7,600
Net income	$118,368	$59,581	$142,270	$91,993
Denominator
Average number of common shares outstanding	143,906	144,792	143,901	144,978
Incremental shares for assumed exercise of securities	208	151	213	188
Total shares	144,114	144,943	144,114	145,166
Income from continuing operations	$.15	$.37	$.29	$.58
Discontinued operations, net of income taxes — Broadcast Media Group	.67	.04	.70	.05
Diluted earnings per share	$.82	$.41	$ . 99	$.63

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share.  Approximately 32 million stock options with exercise prices ranging from $23.83 to $48.54 were excluded from the computation in the second quarter and first six months of 2007.  Approximately 30 million stock options with exercise prices ranging from $25.05 to $48.54 were excluded from the computation in the second quarter and first six months of 2006.

NOTE 10.                  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Net income	$118,368	$59,581	$142,270	$91,993
Foreign currency translation adjustments	2,719	4,253	3,602	5,102
Unrealized derivative gains on cash-flow hedges	—	2,556	—	2,932
Unrealized (loss)/gain on marketable securities	—	(24)	—	36
Reclassification adjustment for realized loss included in net income	—	468	—	468
Adjustments to pension and postretirement obligations	56,711	—	56,711	—
Amortization of unrecognized amounts included in pension and postretirement obligations	(2,486)	—	767	—
Income tax charge	(34,493)	(1,255)	(39,143)	(1,438)
Comprehensive income	$140,819	$65,579	$164,207	$99,093

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $113 million as of July 1, 2007, and approximately $152 million as of December 31, 2006.

NOTE 11.                  SEGMENT STATEMENTS OF INCOME

The Company’s reportable segments consist of the News Media Group and the About Group.  These segments are evaluated regularly by management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune and WQXR-FM; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital operations); and

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com).  The Company acquired UCompareHealthCare.com in the first quarter of 2007 and ConsumerSearch.com in the second quarter of 2007 (see Note 3).  The Condensed Consolidated Financial Statements include the operating results of these acquisitions subsequent to the date of each acquisition.

The Broadcast Media Group, which was sold on May 7, 2007, is classified as a discontinued operation and is no longer included as a reportable segment (see Note 2).

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006

REVENUES
News Media Group	$764,238	$800,190	$1,527,715	$1,581,181
About Group	24,705	19,446	47,248	37,652
Total	$788,943	$819,636	$1,574,963	$1,618,833

OPERATING PROFIT (LOSS)
News Media Group	$46,653	$90,933	$106,282	$155,188
About Group	8,511	7,309	16,841	14,252
Corporate	(11,847)	(11,999)	(25,309)	(22,732)
Total	$43,317	$86,243	$97,814	$146,708

Net income from joint ventures	4,745	8,770	2,592	10,737
Interest expense, net	7,126	13,234	18,454	25,758
Income from continuing operations before income taxes and minority interest	40,936	81,779	81,952	131,687
Income taxes	18,851	28,156	39,750	47,631
Minority interest in net (income)/ loss of subsidiaries	(24)	244	(15)	337
Income from continuing operations	22,061	53,867	42,187	84,393
Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	1,977	5,714	5,753	7,600
Gain on sale, net of income taxes	94,330	—	94,330	—
Discontinued operations, net of income taxes	96,307	5,714	100,083	7,600
Net income	$118,368	$59,581	$142,270	$91,993

NOTE 12.                  CONTINGENT LIABILITIES

New Headquarters Building

The Company is in the process of completing construction on its new headquarters building in New York City (the “Building”), which the Company began to occupy in the second quarter of 2007.  In December 2001, a wholly owned subsidiary of the Company (“NYT”) and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.  In August 2006, the Building was converted to a leasehold condominium, and NYT and FC Lion LLC each acquired ownership of its respective leasehold condominium units.  Also in August 2006, Forest City Ratner Companies purchased the ownership interest in FC Lion LLC of the ING Real Estate affiliate.  In turn, FC Lion LLC assigned its ownership interest in the Building Partnership and the FC Lion LLC condominium units to FC Eighth Ave., LLC.

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

The Company’s actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of its previous headquarters, including core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures (In millions)	NYT
2001–2006	$434
2007	$170–$190
Total	$604–$624
Less: net sale proceeds(a)	$106
Total, net of sale proceeds(b)	$498–$518

(a)          Represents cash proceeds from the sale of the Company’s previous headquarters, net of income taxes and transaction costs.

(b)          Includes estimated capitalized interest and salaries of approximately $48 million.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the Building.  In addition, during the first quarter of 2007, the Company leased five floors in its portion of the Building under a 15-year non-cancelable agreement.

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition (the “National Edition printers”).  In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of July 1, 2007, and December 31, 2006.

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (the “credit facility guarantee”).  As of July 1, 2007, the total amount of the credit facility guarantee was approximately $20 million and the amount outstanding under the credit facility was approximately $15 million.  On April 23, 2007, the credit facility was extended for another year and the amount available was reduced to $17.5 million.  The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms.  The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.  In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the “property lease guarantees”).  The total amount of the property lease guarantees was approximately $2 million as of July 1, 2007.  One property lease expires in June 2008 and the other property lease expires in May 2009.  The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the “equipment lease guarantee”).  The total amount of the equipment lease guarantee was approximately $2 million as of July 1, 2007.  The equipment lease expires in March 2011.  The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the “debt guarantee”).  The total amount of the debt guarantee was approximately $5 million as of July 1, 2007.  The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.  The Company has obtained a secured guarantee from a related party of this National Edition printer to repay the Company for any amounts that it would pay under the debt guarantee.  In addition, the Company has a security interest in the equipment that was purchased by the National Edition printer with the funds it received from its debt issuance, as well as other equipment and real property.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees and of the National Edition printers under the equipment lease and debt guarantees if any of the circulation servicer or the National Edition printers defaulted under the terms of their respective agreements.

Other

The Company also has letters of credit of approximately $24 million, which are required by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability is included in the Company’s Condensed Consolidated Balance Sheet as of July 1, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading media and news organization serving our audiences through print, online and mobile technology.  Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune and WQXR-FM; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital operations).  The News Media Group generates revenues principally from print, online and radio advertising and through circulation.  Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services/syndication, digital archives, subscription Web services and commercial printing.  The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com).  The About Group principally generates revenues from display advertising relevant to its adjacent content, cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad) and e-commerce (including sales lead generation).  Almost all of its revenues (95% in the first half of 2007) are derived from the sale of advertisements (display and cost-per-click advertising).  Cost-per-click advertising accounts for 48% of the About Group’s total advertising revenues.  The About Group’s main operating costs are employee-related costs and content and hosting costs.

Joint Ventures  Our investments accounted for under the equity method are as follows:

•                  a 49% interest in Metro Boston LLC, which publishes a free daily newspaper catering to professionals and students in the Greater Boston area,

•                  a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.,

•                  a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine, and

•                  an approximately 17% interest in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and adjacent real estate, 80% of the New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team.

RECENT DEVELOPMENTS

Broadcast Media Group Sale

On May 7, 2007, we sold the Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for approximately $575 million.  This decision was a result of our ongoing analysis of our business portfolio and has allowed us to place an even greater emphasis on developing and integrating our print and growing digital resources.  We recognized a pre-tax gain of $191.2 million ($94.3 million after-tax) in the second quarter of 2007, and we used the cash proceeds of the sale to repay our outstanding commercial paper.

Acquisitions

On May 4, 2007, we acquired ConsumerSearch, Inc., a leading online aggregator and publisher of consumer product reviews, for approximately $33 million.

On March 27, 2007, we acquired UCompareHealthCare.com, a site that provides dynamic Web-based interactive tools to consumers to enable them to measure the quality of certain healthcare services, for $2.3 million.

The operating results of these acquisitions are included within the operating results of the About Group from the dates of acquisition.  See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Sale of WQEW-AM

On April 26, 2007, we sold WQEW-AM (“WQEW”) to Radio Disney, LLC (which had been providing substantially all of WQEW programming through a licensing agreement) for $40 million.  We recognized a pre-tax gain of $39.6 million ($21.2 million after-tax) in the second quarter of 2007.

Plant Consolidation

We are in the process of consolidating the printing operations of a facility we lease in Edison, N.J., into our newer facility in College Point, Queens.  The plant consolidation is part of our cost-saving initiatives and is expected to be completed in the second quarter of 2008.  As part of the consolidation, we originally planned to sublease the Edison facility through 2018, the end of the then-existing lease term.  After evaluating the options with respect to the original lease, we decided it was financially prudent to purchase the Edison facility and sell it, with two adjacent properties we already owned, to a third party.  The purchase and sale of the Edison facility closed in the second quarter of 2007, relieving us of rental terms that were above market as well as certain restoration obligations under the original lease.  As a result of the sale, we recognized a pre-tax loss of $68.2 million ($41.3 million after-tax) in the second quarter of 2007.

In addition to the loss mentioned above, we estimate costs to close the Edison facility as follows:

•                  $76 to $79 million for accelerated depreciation expense, of which approximately $45 million has been recognized. The remainder will be recognized through the end of the first quarter of 2008 ($14 to $15 million in the third quarter 2007; $10 to $11 million in the fourth quarter of 2007; and $7 to $8 million in the first quarter of 2008). This expense is for the acceleration of depreciation expense for assets that we continue to own at the Edison facility, mainly printing presses.

•                  $18 to $22 million for staff reduction costs. As part of the consolidation, we expect a workforce reduction of approximately 300 full-time equivalent employees. We plan to facilitate the reductions through a variety of severance and buyout packages. The exact amount of the charge will depend on the final composition and seniority of the affected employees, and the timing of the recognition and expenditures will depend on the timing of the implementation of the staff reductions.

•                  $5 to $6 million in other costs, mainly restoration costs, under the new Edison lease.

Capital expenditures for the plant consolidation are estimated to be approximately $135 million, a significant portion of which will be made in 2007.  We expect to save $30 million annually due to lower operating costs and will avoid the need for approximately $50 million in capital investment at the Edison facility over the next ten years.

2007 EXPECTATIONS

Expectations regarding key financial measures are discussed in the table below.

Item	2007 Expectation
Cost savings and productivity gains	$65 to $75 million(a)
Newsprint cost per ton	Decline expected to be about 9% to 10%
Depreciation & amortization	$185 to $195 million(b)
Net income from joint ventures	$5 to $10 million
Interest expense	$41 to $44 million
Tax rate	41%(c)
Capital expenditures	$340 to $370 million(d)

(a)          Excludes the effect of inflation and certain one-time costs.

(b)          Includes $48 to $52 million ($14 to $15 million in the third quarter and $10 to $11 million in the fourth quarter) of accelerated depreciation expense associated with the plant consolidation project, mainly presses. Total depreciation and amortization includes approximately $15 to $17 million for our new headquarters, primarily in the second half of 2007.

(c)           Represents the tax rate excluding discrete items such as the first-quarter tax adjustment and second-quarter asset dispositions.

(d)          Includes $170 to $190 million for our new headquarters and $75 million for the plant consolidation.

In addition, we believe that we can achieve a reduction in costs from our year-end 2007 cost base of approximately $230 million in 2008 and 2009, excluding the effects of inflation and certain one-time costs.  About $130 million of these savings are expected in 2008.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	% Change	July 1, 2007	June 25, 2006	% Change

Revenues
Advertising	$508,467	$539,443	(5.7)	$1,013,382	$1,062,128	(4.6)
Circulation	218,664	219,705	(0.5)	441,118	439,986	0.3
Other	61,812	60,488	2.2	120,463	116,719	3.2
Total revenues	788,943	819,636	(3.7)	1,574,963	1,618,833	(2.7)
Operating costs
Production costs
Raw materials	63,139	84,478	(25.3)	138,035	166,415	(17.1)
Wages and benefits	158,883	161,412	(1.6)	324,443	327,793	(1.0)
Other	103,900	108,439	(4.2)	208,469	216,867	(3.9)
Total production costs	325,922	354,329	(8.0)	670,947	711,075	(5.6)
Selling, general and administrative costs	344,481	343,504	0.3	686,542	690,014	(0.5)
Depreciation and amortization	46,645	35,560	31.2	91,082	71,036	28.2
Total operating costs	717,048	733,393	(2.2)	1,448,571	1,472,125	(1.6)
Net loss on sale of assets	68,156	—	N/A	68,156	—	N/A
Gain on sale of WQEW-AM	39,578	—	N/A	39,578	—	N/A
Operating profit	43,317	86,243	(49.8)	97,814	146,708	(33.3)
Net income from joint ventures	4,745	8,770	(45.9)	2,592	10,737	(75.9)
Interest expense, net	7,126	13,234	(46.2)	18,454	25,758	(28.4)
Income from continuing operations before income taxes and minority interest	40,936	81,779	(49.9)	81,952	131,687	(37.8)
Income taxes	18,851	28,156	(33.0)	39,750	47,631	(16.5)
Minority interest in net (income)/loss of subsidiaries	(24)	244	*	(15)	337	*
Income from continuing operations	22,061	53,867	(59.0)	42,187	84,393	(50.0)
Discontinued operations, Broadcast Media Group:
Net income	1,977	5,714	(65.4)	5,753	7,600	(24.3)
Gain on sale, net of income taxes	94,330	—	N/A	94,330	—	N/A
Discontinued operations, net of income taxes	96,307	5,714	*	100,083	7,600	*
Net income	$118,368	$59,581	98.7	$142,270	$91,993	54.7

*                    Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	% Change	July 1, 2007	June 25, 2006	% Change
Revenues:
News Media Group	$764,238	$800,190	(4.5)	$1,527,715	$1,581,181	(3.4)
About Group	24,705	19,446	27.0	47,248	37,652	25.5
Total revenues	$788,943	$819,636	(3.7)	$1,574,963	$1,618,833	(2.7)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	% Change	July 1, 2007	June 25, 2006	% Change
The New York Times Media Group
Advertising	$299,394	$316,045	(5.3)	$596,540	$623,856	(4.4)
Circulation	157,888	157,646	0.2	318,550	314,119	1.4
Other	44,143	41,788	5.6	86,219	81,821	5.4
Total	$501,425	$515,479	(2.7)	$1,001,309	$1,019,796	(1.8)

New England Media Group
Advertising	$100,334	$108,608	(7.6)	$197,576	$210,145	(6.0)
Circulation	39,297	40,276	(2.4)	77,782	80,572	(3.5)
Other	10,657	11,622	(8.3)	20,050	21,027	(4.6)
Total	$150,288	$160,506	(6.4)	$295,408	$311,744	(5.2)

Regional Media Group
Advertising	$85,205	$96,343	(11.6)	$174,411	$192,392	(9.3)
Circulation	21,479	21,783	(1.4)	44,786	45,295	(1.1)
Other	5,841	6,079	(3.9)	11,801	11,954	(1.3)
Total	$112,525	$124,205	(9.4)	$230,998	$249,641	(7.5)

Total News Media Group
Advertising	$484,933	$520,996	(6.9)	$968,527	$1,026,393	(5.6)
Circulation	218,664	219,705	(0.5)	441,118	439,986	0.3
Other	60,641	59,489	1.9	118,070	114,802	2.8
Total	$764,238	$800,190	(4.5)	$1,527,715	$1,581,181	(3.4)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements.  Total News Media Group advertising revenues decreased in the second quarter and the first half of 2007.  Print advertising revenues declined 8.9% and 7.5% in the second quarter and first half of 2007, while online advertising revenues increased 19.5% and 19.8% in the same periods.

During the last few years, our results have been adversely affected by a weak print advertising environment.  Print advertising volume for the News Media Group was as follows:

	For the Quarters Ended			For the Six Months Ended
(Inches in thousands, preprints in thousands of copies)	July 1, 2007	June 25, 2006	% Change	July 1, 2007	June 25, 2006	% Change

National	525.4	584.3	(10.1)	1,072.6	1,166.0	(8.0)
Retail	1,441.4	1,590.1	(9.4)	2,888.6	3,097.1	(6.7)
Classified	2,185.1	2,483.4	(12.0)	4,331.8	4,859.9	(10.9)
Part Run/Zoned	457.8	555.4	(17.6)	864.0	1,015.8	(14.9)
Total	4,609.7	5,213.2	(11.6)	9,157.0	10,138.8	(9.7)
Preprints	663,855	716,905	(7.4)	1,353,398	1,403,055	(3.5)

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	% Change	July 1, 2007	June 25, 2006	% Change

National	$224,244	$227,200	(1.3)	$449,146	$452,658	(0.8)
Retail	109,640	121,658	(9.9)	216,989	232,578	(6.7)
Classified	134,471	155,331	(13.4)	270,578	309,338	(12.5)
Part Run/Zoned	16,578	16,807	(1.4)	31,814	31,819	0.0
Total	$484,933	$520,996	(6.9)	$968,527	$1,026,393	(5.6)

The New York Times Media Group

Advertising revenues decreased in the second quarter and first half of 2007 primarily due to lower print advertising revenue, partially offset by higher online advertising.  Lower print volume more than offset higher print rates and higher volume in online advertising.  Print advertising revenues declined 7.4% and 6.3% in the second quarter and first half of 2007, while online advertising revenues increased 21.9% and 20.1% in the same periods.

National advertising, which represented approximately 65% of the Group’s advertising revenues in the second quarter and first half of 2007, declined due to decreases in a variety of categories, particularly telecommunications and national automotive, mainly as a result of reduced spending by wireless carriers and domestic automakers.

 Classified advertising, which represented approximately 21% of the Group’s advertising revenues in the second quarter and first half of 2007, decreased due to declines in the print real estate category, reflecting the slowdown in the local and national housing markets and a shift in advertising to online alternatives, and in the automotive category.

Retail advertising, which represented approximately 13% of the Group’s advertising revenues in the second quarter and first half of 2007, decreased principally because of softness in home furnishing store, mass market and department store advertising for the second quarter and most of the first half of 2007.

New England Media Group

Advertising revenues were lower in the second quarter and for the first half of 2007 primarily due to lower print volume in the classified and retail advertising categories.

Classified advertising, which represented approximately 37% of the Group’s advertising revenues in the second quarter and first half of 2007, decreased, principally because of declines in real estate advertising, which was negatively affected by a sluggish real estate market in the Northeast, and softness in the automotive and help-wanted categories.

Retail advertising, which represented approximately 29% of the Group’s advertising revenues in the second quarter and first half of 2007, also decreased.  Advertising revenues in the second quarter decreased due to declines in a number of categories, while weakness in the first half was principally due to reduced spending in department store advertising as a result of the consolidation of two large retailers.

National advertising, which represented approximately 28% of the Group’s advertising revenues in the second quarter and first half of 2007, increased mainly because of growth in online advertising.

Regional Media Group

Advertising revenues decreased in the second quarter and the first half of 2007, primarily due to weakness in print classified and retail advertising, which was partially offset by growth in online advertising.

Retail advertising, which represented approximately 49% of the Group’s advertising revenues in the second quarter and first half of 2007, decreased mainly due to reduced spending in home furnishings and banking advertising.

Classified advertising, which represented approximately 42% of the Group’s advertising revenues in the second quarter and first half of 2007, decreased mainly due to lower levels of real estate, help-wanted and automotive advertising.  In the second quarter and for most of the first half of 2007, much of this was related to the downturn in the Florida and California housing markets, which continues to affect not only real estate but help-wanted and retail advertising as well.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the rate charged to customers.  Recently, at The Times and our other newspapers, we have sought to reduce our other-paid circulation and to focus promotional spending on individually paid circulation, which is generally more valued by advertisers.  While we expect this strategy to result in copy declines, we believe it will result in reduced costs.  Circulation revenues in the second quarter of 2007 decreased 0.5% compared with the second quarter of 2006 mainly because of fewer copies sold, partially offset by higher prices for The Times.  In the fourth quarter of 2006, The Times raised the newsstand price of the Northeast edition of the Sunday Times and increased home-delivery prices.  At the New England Media Group and Regional Media Group, circulation revenues declined primarily due to lower volume.

In the first half of 2007, circulation revenues increased 0.3% compared with the same prior-year period mainly because of higher prices for The New York Times, partially offset by fewer copies sold.  At the New England Media Group and Regional Media Group, circulation revenues declined primarily due to lower volume.

In the second quarter of 2007, we announced circulation price increases effective in July for The Times home-delivery and newsstand copies that together are expected to add $7 to $8 million in incremental revenue in 2007.

Other Revenues

Other revenues increased in the second quarter and first half of 2007 primarily because of revenues from wholesale delivery operations and Baseline StudioSystems.  Baseline, which was acquired in August 2006, is a leading online database and research subscription service for information on the film and television industries.  The increase in other revenues for the first half of 2007 was also due to the growth in subscriptions to TimesSelect, a product offering subscribers exclusive online access to the columnists of The Times.

About Group

About Group revenues increased 27.0% to $24.7 million in the second quarter of 2007 from $19.4 million in the second quarter of 2006 and 25.5% to $47.2 million in the first half of 2007 compared with $37.7 million in the same period last year.  The increase is primarily due to higher display and cost-per-click advertising, and e-commerce revenues as well as revenues associated with the acquisition of ConsumerSearch, Inc.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	% Change	July 1, 2007	June 25, 2006	% Change
Operating costs:
Production costs:
Raw materials	$63,139	$84,478	(25.3)	$138,035	$166,415	(17.1)
Wages and benefits	158,883	161,412	(1.6)	324,443	327,793	(1.0)
Other	103,900	108,439	(4.2)	208,469	216,867	(3.9)
Total production costs	325,922	354,329	(8.0)	670,947	711,075	(5.6)
Selling, general and administrative costs	344,481	343,504	0.3	686,542	690,014	(0.5)
Depreciation and amortization	46,645	35,560	31.2	91,082	71,036	28.2
Total operating costs	$717,048	$733,393	(2.2)	$1,448,571	$1,472,125	(1.6)

Production Costs

Total production costs decreased 8.0% ($28.4 million) in the second quarter of 2007 and 5.6% ($40.1 million) in the first half of 2007, mainly due to lower raw materials, primarily newsprint ($16.9 million in the second quarter and $22.9 million in the first half of 2007) and outside printing costs ($5.6 million in the second quarter and $8.7 million in the first half of 2007).  Newsprint expense declined 22.9% in the second quarter and 15.9% in the first half of 2007 due to a combination of lower consumption and prices.  Outside printing decreased principally as a result of lower volume of copies printed by third parties and cost-saving initiatives.

Selling, General and Administrative Costs

Total selling, general and administrative costs increased 0.3% ($1.0 million) in the second quarter of 2007 primarily because of higher professional fees ($6.0 million) related to cost-saving initiatives and costs related to the move into our new headquarters ($5.7 million).  These increases were principally offset by reduced benefits expense ($5.7 million), in part due to lower workers’ compensation expense, and lower promotion costs ($4.5 million) due to the timing of promotion campaigns and elimination of certain programs compared to the prior year.

Total selling, general and administrative costs decreased 0.5% ($3.5 million) in the first half of 2007 primarily because of lower promotion costs ($9.8 million) due to the timing of promotion campaigns and elimination of certain programs, and lower benefits expense ($8.8 million), in part due to lower workers’ compensation expense.  These decreases were partially offset by higher professional fees ($10.0 million) associated with cost-saving efforts and costs ($5.7 million) related to the move into our new headquarters.

In addition, staff reduction costs decreased to $5.0 million and $12.8 million in the second quarter and first half of 2007 compared with $9.1 million and $18.4 million in the comparable prior-year periods.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	% Change	July 1, 2007	June 25, 2006	% Change
Depreciation and amortization:
News Media Group	$41,439	$31,098	33.3	$81,162	$62,047	30.8
About Group	3,418	2,946	16.0	6,551	5,905	10.9
Corporate	1,788	1,516	17.9	3,369	3,084	9.2
Total depreciation and amortization	$46,645	$35,560	31.2	$91,082	$71,036	28.2

In the second quarter and first half of 2007, depreciation and amortization increased primarily because we recognized $13.1 million and $24.7 million, respectively, in accelerated depreciation expense for assets at the

Edison, N.J., printing plant, which we are closing.  This increase was partially offset by lower amortization expense in the second quarter and first half of 2007 compared with the same periods last year because of the write-down of certain intangible assets of the New England Media Group in the fourth quarter of 2006.

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	% Change	July 1, 2007	June 25, 2006	% Change
Operating costs:
News Media Group	$689,007	$709,257	(2.9)	$1,392,855	$1,425,993	(2.3)
About Group	16,194	12,137	33.4	30,407	23,400	29.9
Corporate	11,847	11,999	(1.3)	25,309	22,732	11.3
Total operating costs	$717,048	$733,393	(2.2)	$1,448,571	$1,472,125	(1.6)

News Media Group

In the second quarter of 2007, total operating costs decreased 2.9% ($20.3 million) primarily due to lower raw materials, primarily newsprint ($16.9 million), outside printing costs ($6.2 million), promotion costs ($4.5 million) and staff reductions ($4.1 million), which were partially offset by higher depreciation expense ($13.1 million) from the accelerated depreciation of assets at the Edison, N.J., printing plant.

In the first half of 2007, total operating costs decreased 2.3% ($33.1 million) primarily due to lower raw materials, primarily newsprint ($22.9 million), benefits expense ($16.4 million), promotion costs ($10.0 million) and outside printing costs ($9.5 million), which were partially offset by higher depreciation expense ($26.5 million) primarily from the accelerated depreciation of assets at the Edison, N.J., printing plant.

About Group

Total operating costs for About Group increased 33.4% ($4.1 million) in the second quarter and 29.9% ($7.0 million) in the first half of 2007 primarily due to higher compensation costs ($2.2 million in the second quarter and $4.0 million in the first half of 2007), due in part to acquisitions of ConsumerSearch, Inc. and UCompareHealthCare.com and investments in new initiatives, and higher editorial costs ($1.0 million for the second quarter and first half of 2007).

Corporate

Total operating costs for Corporate decreased 1.3% ($0.2 million) in the second quarter of 2007 compared with the same period last year.  For the first half of 2007, total operating costs increased 11.3% ($2.6 million) due to higher compensation costs and professional fees associated with cost-saving efforts.

Operating Profit

Consolidated operating profit, by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	% Change	July 1, 2007	June 25, 2006	% Change
Operating profit (loss):
News Media Group	$46,653	$90,933	(48.7)	$106,282	$155,188	(31.5)
About Group	8,511	7,309	16.4	16,841	14,252	18.2
Corporate	(11,847)	(11,999)	(1.3)	(25,309)	(22,732)	11.3
Total operating profit	$43,317	$86,243	(49.8)	$97,814	$146,708	(33.3)

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit (loss) are previously discussed under “Revenues,” “Operating Costs,”  “Recent Developments - Sale of WQEW-AM” and “Plant Consolidation.”

Non-Operating Items

Joint Ventures

Net income from joint ventures totaled $4.7 million in the second quarter of 2007 compared with $8.8 million in the second quarter of 2006 and $2.6 million in the first half of 2007 compared with $10.7 million in the first half of 2006.  Lower earnings resulted from weaker performance at the paper mills and the sale of our interest in the Discovery Times Channel in October 2006.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Income was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Interest expense	$14,005	$18,661	$32,309	$35,979
Interest income	(678)	(2,247)	(1,732)	(4,203)
Capitalized interest	(6,201)	(3,180)	(12,123)	(6,018)
Interest expense, net	$7,126	$13,234	$18,454	$25,758

Interest expense, net decreased in the second quarter and first half of 2007 mainly due to the repayment of outstanding commercial paper with the proceeds from the sales of the Broadcast Media Group and WQEW.

Income Taxes

The effective income tax rate increased to 46.0% in the second quarter and 48.5% in the first half of 2007 compared with 34.4% in the second quarter and 36.2% in the first half of 2006.  The increases were primarily due to the income taxes associated with asset sales in the second quarter of 2007 (see Notes 2 and 8 of the Notes to the Condensed Consolidated Financial Statements) and a net tax adjustment.  The tax adjustment was primarily due to the application of a change in New York state law (effective January 1, 2007) that required a revaluation of the existing deferred tax balances.

Discontinued Operations

On May 7, 2007, we sold the Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for approximately $575 million.  The results of operations presented as discontinued operations through May 7, 2007, are summarized below.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenues	$13,798	$39,112	$46,702	$71,066
Total operating costs	10,451	29,427	36,854	58,184
Pre-tax income	3,347	9,685	9,848	12,882
Income taxes	1,370	3,971	4,095	5,282
Income from discontinued operations, net of income taxes	1,977	5,714	5,753	7,600
Gain on sale, net of income taxes of $96,911	94,330	—	94,330	—
Discontinued operations, net of income taxes	$96,307	$5,714	$100,083	$7,600

LIQUIDITY AND CAPITAL RESOURCES

We expect our cash balance, cash provided from operations and available third-party financing, described below, to be sufficient to meet our normal operating commitments and debt service requirements, to fund planned capital expenditures and to pay dividends to our stockholders.

We expect dividends to increase to approximately $125 million in 2007 from approximately $100 million in 2006.  On March 22, 2007, our Board of Directors authorized a $.23 per share quarterly dividend on our Class A and Class B Common Stock, effective with the June 2007 dividend, representing a 31% increase from the prior quarterly dividend of $.175 per share.  On June 21, 2007, the Board declared a dividend of $.23 per share on our Class A and B Common Stock.  The dividend is payable on September 12, 2007, to shareholders of record on September 4, 2007.

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions, and these repurchases may be suspended from time to time or discontinued.  During the first half of 2007, we repurchased 29,300 shares of Class A Common Stock at a cost of approximately $0.7 million.  The average price of these repurchases was $24.42 per share.  As of July 1, 2007, approximately $93 million remained from our current share repurchase authorization.

New Headquarters Building

We are in the process of completing construction of  our new headquarters building in New York City (the “Building”), which we began to occupy in the second quarter of 2007.  In December 2001, one of our wholly owned subsidiaries (“NYT”), and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.  In August 2006, the Building was converted to a leasehold condominium, and NYT and FC Lion LLC each acquired ownership of their respective leasehold condominium units.  Also in August 2006, Forest City Ratner Companies purchased the ownership interest in FC Lion LLC of the ING Real Estate affiliate.  In turn, FC Lion LLC assigned its ownership interest in the Building Partnership and the FC Lion LLC condominium units to FC Eighth Ave., LLC.  See Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Building.

Our actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of our previous headquarters, including core and shell and interior construction costs, are detailed in the table below.

Capital Expenditures
(In millions)	NYT
2001-2006	$434
2007	$170-$190
Total	$604-$624
Less: net sale proceeds(a)	$106
Total, net of sale proceeds(b)	$498-$518

(a)          Represents cash proceeds from the sale of our previous headquarters, net of income taxes and transaction costs.

(b)          Includes estimated capitalized interest and salaries of approximately $48 million.

During the first quarter of 2007, we leased five floors in our portion of the Building under a 15-year non-cancelable agreement.  Revenue from this lease is included in other revenues beginning in the second quarter of 2007.  After substantial completion of the Building, which we expect will be in the third quarter of 2007, we may consider whether to enter into financing arrangements for our condominium interest, such as mortgage financing.  The decision of whether or not to do so will depend upon our capital requirements, market conditions and other factors.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

	For the Six Months Ended
(In thousands)	July 1, 2007	June 25, 2006
Operating Activities	$(11,745)	$166,056
Investing Activities	$305,409	$(136,676)
Financing Activities	$(308,534)	$(33,112)

Operating Activities

The primary source of our liquidity is cash flows from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers.  Advertising has provided approximately 64% to 66% of total revenues over the past three years.  Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as wholesale delivery operations, news services/syndication, digital archives, subscription Web services and commercial printing.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

Net cash provided by operating activities decreased approximately $178 million in the first half of 2007 compared with the first half of 2006.  Operating cash flows decreased in the first half of 2007 due to higher working capital requirements primarily driven by income taxes paid on the gains on the sales of the Broadcast Media Group and WQEW.

Investing Activities

Cash from investing activities generally include proceeds from the sale of assets or a business.  Cash used in investing activities generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash provided by investing activities of $305.4 million in the first half of 2007 was due to proceeds from the sales of the Broadcast Media Group, WQEW and Edison, N.J., assets partially offset by payments to acquire the Edison printing facility, acquisitions of ConsumerSearch, Inc. and UCompareHealthCare.com and additional capital expenditures related to the construction of the Building.  See Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Building.

Financing Activities

Cash from financing activities generally includes borrowings under our commercial paper program, the issuance of long-term debt and funds from stock option exercises.  Cash used in financing activities generally includes the repayment of commercial paper and long-term debt, the payment of dividends and the repurchase of our Class A Common Stock.

Net cash used in financing activities increased approximately $275 million in the first half of 2007 because of repayments of commercial paper and medium-term notes that matured during the second quarter of 2007 partially offset by cash received from our real estate development partner for the repayment of our loan receivable.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

•                          a commercial paper facility,

•                          revolving credit agreements and

•                          medium-term notes.

Our total debt, including commercial paper and capital lease obligations, was $965.4 million as of July 1, 2007, and total debt, including these items and a construction loan (see below), was $1.4 billion as of December 31, 2006.

Our short- and long-term debt is rated investment grade by the major rating agencies.  In July 2007, Standard and Poor’s lowered its investment rating on our long-term debt to BBB from A- and lowered its rating on our short-term debt to A-3 from A-2.  We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect the downgrades of our long-term and short-term debt ratings to have any material impact on our ability to borrow.  However, as a result of these downgrades, we may incur higher borrowing costs for any future long-term and short-term issuances or borrowings under our revolving credit agreements.  We do not currently expect these to be significant.

Commercial Paper

Our $725.0 million commercial paper program is supported by the revolving credit agreements described below.  Commercial paper that we issue is unsecured and can have maturities of up to 270 days.  We had $237.5 million in commercial paper outstanding as of July 1, 2007, with an annual weighted-average interest rate of 5.5% and an average of 12 days to maturity from original issuance.  We used the cash proceeds from the sales of the Broadcast Media Group and WQEW to repay our outstanding commercial paper.

Revolving Credit Agreements

The primary purpose of our $800.0 million revolving credit agreements is to support our commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $800.0 million available under the two revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011), we have issued letters of credit of approximately $24 million.  The remaining balance of approximately $776 million supports our commercial paper program.  There were no borrowings outstanding under the revolving credit agreements as of July 1, 2007, and December 31, 2006.

Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity (as defined in the agreements).  As of July 1, 2007, the amount of stockholders’ equity in excess of the required levels was approximately $652 million.

Medium-Term Notes

Our liquidity requirements may also be funded through the public offer and sale of notes under our $300.0 million medium-term note program.  As of July 1, 2007, we had issued $75.0 million of medium-term notes under this program.  An additional $225.0 million of medium-term notes may be issued from time to time pursuant to our currently effective shelf registration statement.

Our five-year 5.350% notes aggregating $50.0 million matured on April 16, 2007, and our five-year 4.625% notes aggregating $52.0 million matured on June 25, 2007.  As of December 31, 2006, these notes were recorded in “Current portion of long-term debt and capital lease obligations.”  In the second quarter of 2007, we made principal repayments totaling $102.0 million.

Construction Loan

Until January 2007, we were a co-borrower under a $320 million non-recourse construction loan in connection with the construction of our new headquarters.  We did not draw down on the construction loan, which is being used by our development partner.  However, as a co-borrower, we were required to record the amount outstanding of the construction loan on our financial statements.  We also recorded a receivable, due from our development partner, for the same amount outstanding under the construction loan.  As of December 31, 2006, approximately $125 million was outstanding under the construction loan and recorded as a receivable included in “Other current assets” in the Condensed Consolidated Balance Sheet.  In January 2007, with our release as a co-borrower, the receivable and the construction loan were reversed and are not included in our Condensed Consolidated Balance Sheet as of July 1, 2007.  See Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information related to our new headquarters.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2006.  As of July 1, 2007, our critical accounting policies have not changed materially from December 31, 2006, except for the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109 (“FIN 48”).  See Note 5 of the Notes to the Condensed Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2006.  As of July 1, 2007, our contractual obligations and off-balance sheet arrangements have not materially changed from December 31, 2006.

With the adoption of FIN 48, our liability for unrecognized tax benefits was approximately $149 million, including approximately $30 million of accrued interest and penalties.  Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable.  Therefore, we do not include this obligation in the table of contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006, details our disclosures about market risk.  As of July 1, 2007, there were no material changes in the Company’s market risk from December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of July 1, 2007.  Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (c) Issuer Purchases of Equity Securities(1)

				(d)
			(c)	Maximum Number (or
	(a)	(b)	Total Number	Approximate Dollar
	Total Number	Average	of Shares	Value) of Shares of
	of Shares of	Price Paid	of Class A Common	Class A Common
	Class A	Per Share	Stock Purchased as	Stock that
	Common	of Class A	Part	May Yet Be
	Stock	Common	of Publicly Announced	Purchased Under the
Period	Purchased	Stock	Plans or Programs	Plans or Programs
April 2, 2007 – May 6, 2007	584	$23.55	―	$92,976,000
May 7, 2007 – June 3, 2007	1,776	$24.84	―	$92,976,000
June 4, 2007 – July 1, 2007	530	$25.21	―	$92,976,000
Total for the second quarter of 2007(2)	2,890	$24.65	―	$92,976,000

(1) On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million.  Except as otherwise noted, all purchases were made pursuant to the Company’s publicly announced share repurchase program.  As of August 3, 2007, we had authorization from the Board to repurchase an amount of up to approximately $93 million of our Class A Common Stock.  The Board has authorized us to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

(2) Consists of 2,890 shares (584 shares in fiscal April, 1,776 shares in fiscal May and 530 shares in fiscal June) withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company’s 1991 Executive Stock Incentive Plan.  The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company’s annual meeting of stockholders was held on April 24, 2007.

(b) Not applicable.

(c) The following matters were voted on at the annual meeting:

1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management’s nominees for election as directors. The results of the vote taken were as follows:

Directors:	For	Withheld
(Vote Results of Class A Stockholders)
Raul E. Cesan	71,758,576	52,445,370
William E. Kennard	71,769,943	52,434,003
James M. Kilts	71,728,203	52,475,743
Doreen A. Toben	71,740,240	52,463,706
(Vote Results of Class B Stockholders)
Brenda C. Barnes	766,098	0
Daniel H. Cohen	766,098	0
Lynn G. Dolnick	766,098	0
Michael Golden	766,098	0
David E. Liddle	766,098	0
Ellen R. Marram	766,098	0
Thomas Middelhoff	766,098	0
Janet L. Robinson	766,098	0
Arthur Sulzberger, Jr.	766,098	0

2. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Ernst & Young LLP, independent certified public accountants, as auditors of the Company for the year ending December 30, 2007.  The results of the vote taken were as follows:

For:	123,630,886
Against:	430,753
Abstain:	908,405	*

(d) Not applicable.

* An abstention had the same effect as a vote against this proposal.

Item 5.  Other Information

On August 6, 2007, the Board of Directors approved an amendment to the Company’s By-laws that, as permitted by Section 602(d) of the New York Business Corporation Law, added provisions specifying the procedures for stockholder nominations of directors and the making of other proposals at the Company’s annual meeting.  The amendments became effective upon the Board’s approval and will first apply to the Company’s 2008 annual meeting.  A copy of the By-laws, as amended, is filed as an exhibit to this report.

As amended, the By-laws provide that the nomination of persons for election to the Board and the proposal of business to be considered by stockholders may be made at the annual meeting as set out in the Company’s notice of such meeting, by or at the direction of the Board or by any stockholder who is entitled to vote at the meeting on such nomination or other proposal, and who, in the case of a holder of Class A common stock, complies with certain notice procedures.  Any holder of Class A common stock proposing to nominate an individual for election to the Board by the Class A holders or proposing business to be considered by the Class A holders at an annual meeting must give written notice to the Secretary of the Company generally not less than 90 days nor more than 120 days before the first anniversary of the preceding year’s annual meeting.

The Company has included the foregoing information in this Quarterly Report on Form 10-Q under Item 5 in lieu of filing a report on Form 8-K under Item 5.03.

Item 6. Exhibits

3.1	Certificate of Incorporation as amended and restated to reflect amendments effective July 1, 2007
3.2	By-laws as amended through August 6, 2007
12	Ratio of Earnings to Fixed Charges
31.1	Rule 13a-14(a)/15d — 14(a) Certification
31.2	Rule 13a-14(a)/15d — 14(a) Certification
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: August 9, 2007	/s/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended July 1, 2007

Exhibit No.
3.1	Certificate of Incorporation as amended and restated to reflect amendments effective July 1, 2007

3.2	By-laws as amended through August 6, 2007

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d — 14(a) Certification

31.2	Rule 13a-14(a)/15d — 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Added by Section 906 of the Sarbanes-Oxley Act of 2002