Form 10-Q
period 2007-09-30
NEW YORK TIMES CO
filed 2007-11-08
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒.

Number of shares of each class of the registrant’s common stock outstanding as of November 2, 2007 (exclusive of treasury shares):

Class A Common Stock	143,025,736 shares
Class B Common Stock	825,852 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
	(13 weeks)		(39 weeks)
Revenues
Advertising	$465,043	$465,476	$1,478,425	$1,527,604
Circulation	223,420	215,007	664,538	654,993
Other	65,896	59,103	186,359	175,822
Total revenues	754,359	739,586	2,329,322	2,358,419

Operating costs
Production costs
Raw materials	58,643	75,178	196,678	241,593
Wages and benefits	163,367	162,908	487,810	490,701
Other	109,952	106,012	318,421	322,879
Total production costs	331,962	344,098	1,002,909	1,055,173
Selling, general and administrative costs	342,503	340,927	1,029,045	1,030,941
Depreciation and amortization	51,789	36,676	142,871	107,712
Total operating costs	726,254	721,701	2,174,825	2,193,826

Net loss on sale of assets	—	—	68,156	—
Gain on sale of WQEW-AM	—	—	39,578	—
Operating profit	28,105	17,885	125,919	164,593

Net income from joint ventures	5,412	7,348	8,004	18,085
Interest expense, net	10,470	13,267	28,924	39,025
Income from continuing operations before income taxes and minority interest	23,047	11,966	104,999	143,653
Income taxes	8,991	3,926	48,741	51,557
Minority interest in net loss of subsidiaries	54	267	39	604
Income from continuing operations	14,110	8,307	56,297	92,700

Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	4,290	5,753	11,890
Gain/(loss) on sale, net of income taxes	(671)	—	93,659	—
Discontinued operations, net of income taxes	(671)	4,290	99,412	11,890
Net income	$13,439	$12,597	$155,709	$104,590

Average number of common shares outstanding
Basic	143,902	144,454	143,901	144,803
Diluted	144,112	144,568	144,057	144,982

Basic earnings per share:
Income from continuing operations	$0.10	$0.06	$0.39	$0.64
Discontinued operations, net of income taxes	(0.01)	0.03	0.69	0.08
Net income	$0.09	$0.09	$1.08	$0.72

Diluted earnings per share:
Income from continuing operations	$0.10	$0.06	$0.39	$0.64
Discontinued operations, net of income taxes	(0.01)	0.03	0.69	0.08
Net income	$0.09	$0.09	$1.08	$0.72

Dividends per share	$0.230	$0.175	$0.635	$0.515

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$53,258	$72,360
Accounts receivable-net	369,756	402,639
Inventories
Newsprint and other paper	22,210	32,594
Work-in-process and other	4,487	4,102
Total inventories	26,697	36,696

Deferred income taxes	92,563	73,729
Assets held for sale	—	357,028
Other current assets	76,481	242,591

Total current assets	618,755	1,185,043

Other Assets

Investments in joint ventures	150,254	145,125
Property, plant and equipment (less accumulated depreciation and amortization of $1,119,194 in 2007 and $1,297,546 in 2006)	1,423,799	1,375,365

Intangible assets acquired
Goodwill	680,292	650,920
Other intangible assets acquired (less accumulated amortization of $228,806 in 2007 and $217,972 in 2006)	142,491	133,448
Deferred income taxes	197,855	125,681
Miscellaneous assets	265,090	240,346

TOTAL ASSETS	$3,478,536	$3,855,928

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$91,438	$422,025
Borrowings under revolving credit agreements	205,000	—
Accounts payable	187,982	242,528
Accrued payroll and other related liabilities	120,829	121,240
Accrued expenses	192,366	200,030
Unexpired subscriptions	81,060	83,298
Current portion of long-term debt and capital lease obligations	67	104,168
Construction loan	—	124,705

Total current liabilities	878,742	1,297,994

Other Liabilities

Long-term debt	721,296	720,790
Capital lease obligations	6,691	74,240
Pension benefits obligation	351,269	384,277
Postretirement benefits obligation	197,175	256,740
Other	395,137	296,078

Total other liabilities	1,671,568	1,732,125

Minority Interest	5,928	5,967

Stockholders’ Equity

Common stock of $.10 par value: Class A – authorized 300,000,000 shares; issued: 2007 – 148,050,220; 2006 – 148,026,952 (including treasury shares: 2007– 5,017,767; 2006 – 5,000,000)	14,805	14,804
Class B – convertible – authorized and issued shares: 2007 – 832,572; 2006 – 832,592	83	82
Additional paid-in capital	10,708	—
Retained earnings	1,150,536	1,111,006
Common stock held in treasury, at cost	(159,126)	(158,886)
Accumulated other comprehensive loss, net of income taxes	(94,708)	(147,164)

Total stockholders’ equity	922,298	819,842

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,478,536	$3,855,928

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2007	September 24, 2006
	(39 weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$29,074	$208,993

INVESTING ACTIVITIES
Capital expenditures	(301,176)	(210,624)
Proceeds from sale of the Broadcast Media Group	575,288	—
Proceeds from sale of WQEW-AM	40,000	—
Proceeds from sale of Edison, N.J., assets	90,819	—
Payment for purchase of Edison, N.J., printing facility	(139,961)	—
Acquisitions, net of cash acquired of $1,190 in 2007	(34,087)	(35,742)
Other investing payments–net	(3,169)	(105)

Net cash provided by/(used in) investing activities	227,714	(246,471)

FINANCING ACTIVITIES
Commercial paper (repayments)/borrowings-net	(330,587)	70,150
Borrowings under revolving credit agreements-net	205,000	—
Construction loan borrowings	—	61,120
Long-term obligations:
Reductions	(102,422)	(1,217)
Capital shares:
Issuances	529	8,684
Repurchases	(2,040)	(33,955)
Excess tax benefits from stock-based awards	165	1,106
Dividends paid to stockholders	(91,824)	(74,842)
Other financing proceeds–net	44,769	—

Net cash (used in)/provided by financing activities	(276,410)	31,046

Decrease in cash and cash equivalents	(19,622)	(6,432)

Effect of exchange rate changes on cash and cash equivalents	520	200

Cash and cash equivalents at the beginning of the year	72,360	44,927
Cash and cash equivalents at the end of the quarter	$53,258	$38,695

SUPPLEMENTAL DATA

Acquisitions

•                  In May 2007, the Company acquired ConsumerSearch, Inc. for approximately $33 million.

•                  In March 2007, the Company acquired UCompareHealthCare.com for $2.3 million. The Company paid approximately $1.8 million in the first quarter of 2007 and withheld the remaining $0.5 million for a one-year indemnification period.

Other

•                  Financing activities – Other financing proceeds in 2007 includes cash received from the Company’s real estate development partner for repayment of the Company’s loan receivable.

Non-Cash

•                  As of December 31, 2006, approximately $125 million was outstanding under the Company’s real estate development partner’s construction loan. In January 2007, the Company was released as a co-borrower, and therefore the receivable and the construction loan were reversed and are not included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007. See Note 12 for additional information related to the Company’s new headquarters.

•                  As part of the purchase and sale of the Company’s Edison, N.J., printing facility (see Note 8), the Company terminated its existing capital lease agreement. This resulted in the reversal of the related assets (approximately $86 million) and capital lease obligation (approximately $69 million).

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                         GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 30, 2007, and December 31, 2006, and the results of operations and cash flows of the Company for the periods ended September 30, 2007, and September 24, 2006. All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations.

As of September 30, 2007, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, have not changed materially, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) (see Note 5).

Certain reclassifications have been made to the prior periods to conform to classifications used as of and for the period ended September 30, 2007, such as presenting depreciation and amortization separately from production and selling, general and administrative costs. The fiscal periods included herein comprise 13 weeks for the third-quarter periods and 39 weeks for the nine-month periods.

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

NOTE 2.                         DISCONTINUED OPERATIONS

On May 7, 2007, the Company sold its Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million. The Company recognized a pre-tax gain on the sale of $189.9 million ($93.7 million after-tax) for the first nine months of 2007.

In accordance with the provisions of FAS No. 144, Accounting for Costs Associated with Exit or Disposal Activities, the Broadcast Media Group’s results of operations and the gain on the sale are presented as discontinued operations, and certain assets and liabilities are classified as held for sale for the period presented before the sale. The results of operations presented as discontinued operations through May 7, 2007, and the assets and liabilities classified as held for sale as of December 31, 2006, are summarized below. In the third quarter of 2007, the Company recorded post-closing adjustments resulting in a decrease in the gain.

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Revenues	$—	$36,476	$46,702	$107,542
Total operating costs	—	29,205	36,854	87,389
Pre-tax income	—	7,271	9,848	20,153
Income taxes	—	2,981	4,095	8,263
Income from discontinued operations, net of income taxes	—	4,290	5,753	11,890
Gain/(loss) on sale, net of income taxes of $690 in the third quarter of 2007 and $96,221 for the nine months ending 2007	(671)	—	93,659	—
Discontinued operations, net of income taxes	$(671)	$4,290	$99,412	$11,890

(In thousands)	December 31, 2006
Property, plant & equipment, net	$64,309
Goodwill	41,658
Other intangible assets, net	234,105
Other assets	16,956
Assets held for sale	357,028
Program rights liability(a)	14,931
Net assets held for sale	$342,097

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

Other intangible assets acquired consist primarily of mastheads on various acquired properties, customer lists, trade names, as well as other assets. Other intangible assets acquired that have indefinite lives (mastheads and trade names) are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives.

The Company performs its annual impairment testing in the fourth quarter of its fiscal year.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 31, 2006	$306,564	$344,356	$650,920
Goodwill acquired during year	—	25,577	25,577
Goodwill adjusted during the year	(2,305)	—	(2,305)
Foreign currency translation	6,100	—	6,100
Balance as of September 30, 2007	$310,359	$369,933	$680,292

On May 4, 2007, the Company acquired ConsumerSearch, Inc., a leading online aggregator and publisher of consumer product reviews, for approximately $33 million. The related Web site ConsumerSearch.com includes product comparisons and recommendations and adds a new functionality to the About Group.

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

Based on preliminary valuations of ConsumerSearch and UCompareHealthCare.com, the Company has allocated the excess of the purchase price over the carrying value of the net liabilities assumed of $24.0 million to goodwill and $15.5 million to other intangible assets for ConsumerSearch, and net assets acquired of $1.5 million to goodwill and $0.8 million to other intangible assets for UCompareHealthCare.com. The goodwill for the UCompareHealthCare.com acquisition is tax-deductible, but the goodwill for the ConsumerSearch acquisition is not tax-deductible. The intangible assets of ConsumerSearch consist of its trade name, customer relationships, content and proprietary technology. The intangible assets of UCompareHealthCare.com consist of content and proprietary technology.

The preliminary purchase price allocations for the ConsumerSearch and UCompareHealthCare.com acquisitions are subject to adjustment when additional information concerning asset and liability valuations is obtained. The final asset and liability fair values may differ from those included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007; however, the changes are not expected to have a material effect on the Company’s Condensed Consolidated Financial Statements.

Other intangible assets acquired were as follows:

	September 30, 2007			December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$222,247	$(199,012)	$23,235	$220,935	$(196,268)	$24,667
Other	65,803	(29,794)	36,009	63,777	(21,704)	42,073
Total	288,050	(228,806)	59,244	284,712	(217,972)	66,740
Unamortized other intangible assets:
Trade names	15,186	—	15,186	—	—	—
Newspaper mastheads	68,061	—	68,061	66,708	—	66,708
Total	83,247	—	83,247	66,708	—	66,708
Total other intangible assets acquired	$371,297	$(228,806)	$142,491	$351,420	$(217,972)	$133,448

As of September 30, 2007, the remaining weighted-average amortization period was eight years for customer lists and six years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was approximately $11 million in the first nine months of 2007, and is expected to be approximately $14 million for the fiscal year 2007. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2008	$11,600
2009	9,500
2010	9,100
2011	8,600
2012	6,500

NOTE 4.                         DEBT OBLIGATIONS

The Company’s total debt, including commercial paper, revolving credit agreements and capital lease obligations, was $1.0 billion as of September 30, 2007. Until January 2007, the Company was a co-borrower under a $320 million non-recourse construction loan in connection with the construction of its new headquarters. The Company did not draw down on the construction loan, which was used by its development partner. However, as a co-borrower, the Company was required to record the amount outstanding of the construction loan on its financial statements. The Company also recorded a receivable, due from its development partner, for the same amount outstanding under the construction loan. As of December 31, 2006, approximately $125 million was outstanding under the construction loan and recorded as a receivable included in “Other current assets” in the Condensed Consolidated Balance Sheet. In January 2007, with the Company’s release as a co-borrower, the receivable and the construction loan were reversed and are not included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007. See Note 12 for additional information related to the Company’s new headquarters.

The Company’s $725.0 million commercial paper program is supported by the revolving credit agreements described below. Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days. The Company had $91.4 million in commercial paper outstanding as of September 30, 2007, with an annual weighted-average interest rate of 6.1% and an average of 11 days to maturity from original issuance.

The Company’s $800.0 million revolving credit agreements support its commercial paper program and may also be used for general corporate purposes. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $800.0 million available under the two revolving credit agreements ($400.0 million credit agreement maturing in May 2009; and $400.0 million credit agreement maturing in June 2011), the Company has issued letters of credit of approximately $24 million. As of September 30, 2007, the Company had $205.0 million outstanding under its revolving credit agreements, with a weighted average interest rate of 5.8%. The remaining balance of approximately $571 million supports the Company’s commercial paper program. There were no borrowings outstanding under the revolving credit agreements as of December 31, 2006.

Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity (as defined in the agreements). As of September 30, 2007, the amount of stockholders’ equity in excess of the required levels was approximately $668 million.

The Company’s five-year 5.350% notes aggregating $50.0 million matured on April 16, 2007, and its five-year 4.625% notes aggregating $52.0 million matured on June 25, 2007. As of December 31, 2006, these notes were recorded in “Current portion of long-term debt and capital lease obligations.”  In the second quarter of 2007, the Company made principal repayments totaling $102.0 million.

As part of the purchase and sale of the Company’s Edison, N.J., printing facility (see Note 8), the Company terminated its existing capital lease agreement. This resulted in the reversal of the related assets (approximately $86 million) and capital lease obligation (approximately $69 million).

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Income was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Interest expense	$13,276	$19,000	$45,585	$54,979
Interest income	(1,212)	(1,875)	(2,944)	(6,079)
Capitalized interest	(1,594)	(3,858)	(13,717)	(9,875)
Interest expense, net	$10,470	$13,267	$28,924	$39,025

NOTE 5.                         INCOME TAXES

The Company’s effective income tax rate increased to 39.0% in the third quarter and 46.4% in the first nine months of 2007 compared with 32.8% in the third quarter and 35.9% in the first nine months of 2006. In the third quarter and first nine months of 2006, a favorable tax adjustment, related to the filing of the Company’s 2005 federal tax return, lowered the tax rate. For the first nine months of 2007, the increases were primarily due to the income taxes associated with asset sales in the second quarter of 2007 (see Notes 2 and 8)  and a net tax adjustment. The tax adjustment was primarily due to the application of a change in New York state law (effective January 1, 2007) that required a revaluation of the existing deferred tax balances.

On January 1, 2007, the Company adopted FIN 48. The adoption of FIN 48 resulted in a cumulative effect adjustment of approximately $24 million recorded as a reduction to the beginning balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance at January 1, 2007	$108,474
Additions based on tax positions related to the current year	20,372
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(8,379)
Settlements	—
Balance at September 30, 2007	$120,467

The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $65 million as of September 30, 2007, and approximately $57 million as of December 31, 2006.

The Company also recognizes accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was approximately $32 million as of September 30, 2007, and was approximately $25 million as of December 31, 2006.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. Management believes that its accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that U.S. federal, state and local, and non-U.S. tax examinations will be settled during the next twelve months. If any of these tax audit settlements do occur within the next twelve months, the Company would make any necessary adjustments to the accrual for uncertain tax benefits. Until formal resolutions are reached between the Company and the tax authorities, the determination of a possible audit settlement range for the effect on uncertain tax benefits is not practicable. On the basis of present information, it is the opinion of the Company’s management that any assessments resulting from the current audits will not have a material effect on the Company’s consolidated financial statements.

NOTE 6.                         COMMON STOCK

During the first nine months of 2007, the Company repurchased 89,117 shares of its Class A Common Stock under its stock repurchase program at a cost of $1.9 million. The average price of these repurchases was $21.65 per share. As of September 30, 2007, approximately $92 million remained from the Company’s current share repurchase authorization.

On March 22, 2007, the Company’s Board of Directors authorized a $.23 per share dividend on the Company’s Class A and Class B Common Stock, effective with the June 2007 dividend, representing a 31% increase from the prior quarterly dividend of $.175 per share.

NOTE 7.                         PENSION AND POSTRETIREMENT BENEFITS

Pension

The Company sponsors several pension plans (qualified funded plans and non-qualified unfunded plans) and makes contributions to several multi-employer pension plans, in connection with collective bargaining agreements. These plans cover substantially all employees.

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

In connection with the curtailment, the Company remeasured one of its pension plans as of the date of the sale of the Broadcast Media Group. The curtailment and remeasurement resulted in a decrease in the pension liability and an increase in other comprehensive income (before taxes) of $40.4 million.

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	For the Quarters Ended
	September 30, 2007			September 24, 2006
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$11,403	$519	$11,922	$12,888	$589	$13,477
Interest cost	23,500	3,574	27,074	22,261	3,015	25,276
Expected return on plan assets	(30,335)	—	(30,335)	(28,162)	—	(28,162)
Amortization of prior service cost	360	18	378	361	18	379
Recognized actuarial loss	1,571	1,982	3,553	5,887	1,665	7,552
Net periodic pension cost	$6,499	$6,093	$12,592	$13,235	$5,287	$18,522

	For the Nine Months Ended
	September 30, 2007			September 24, 2006
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$34,210	$1,557	$35,767	$38,907	$1,765	$40,672
Interest cost	70,501	10,722	81,223	66,754	9,045	75,799
Expected return on plan assets	(91,006)	—	(91,006)	(84,445)	—	(84,445)
Amortization of prior service cost	1,082	53	1,135	1,095	52	1,147
Recognized actuarial loss	4,715	5,947	10,662	17,922	4,993	22,915
Effect of curtailment	15	—	15	512	—	512
Special termination benefits	—	908	908	—	—	—
Net periodic pension cost	$19,517	$19,187	$38,704	$40,745	$15,855	$56,600

Although the Company does not have any quarterly funding requirements in 2007 (under the Employee Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), the Company will make contractual funding contributions of approximately $13 million (approximately $10 million was made in the first nine months of 2007) for The New York Times Newspaper Guild pension plan. The Company does not expect to make additional contributions to its other pension plans.

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

In the third quarter of 2007, the Company amended one of its postretirement plans by placing a 3% cap (effective January 1, 2008) on the Company’s annual medical contribution increase for post-65 retirees. In connection with this plan amendment, the Company remeasured its postretirement obligation as of the plan amendment date. The plan amendment and remeasurement resulted in a decrease in the postretirement liability and an increase in other comprehensive income (before taxes) of approximately $50 million.

The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Service cost	$2,022	$2,376	$6,066	$7,128
Interest cost	3,748	3,667	11,246	11,001
Expected return on plan assets	—	(10)	—	(30)
Amortization of prior service credit	(1,983)	(1,794)	(5,949)	(5,382)
Recognized actuarial loss	785	744	2,354	2,232
Effect of curtailment	—	—	(4,717)	—
Special termination benefits	—	—	703	—
Net periodic postretirement cost	$4,572	$4,983	$9,703	$14,949

NOTE 8.                         OTHER

Staff Reductions

The Company recognized staff reduction charges of $4.9 million in the third quarter of 2007 and $17.6 million in the first nine months of 2007. In the third quarter and first nine months of 2006, the Company recognized staff reduction charges of $7.4 million and $25.9 million, respectively. Most of the charges in 2007 and 2006 were recognized at the News Media Group. These charges are primarily recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Income. As of September 30, 2007, the Company had a staff reduction liability of $10.0 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

Plant Consolidation

In 2006, the Company announced plans to consolidate the printing operations of a facility it leased in Edison, N.J., into its newer facility in College Point, N.Y. As part of the consolidation, the Company purchased the Edison facility and then sold it, with two adjacent properties it already owned, to a third party. The purchase and sale of the Edison facility closed in the second quarter of 2007, relieving the Company of rental terms that were above market as well as certain restoration obligations under the original lease. As a result of the sale, the Company recognized a pre-tax loss of $68.2 million ($41.3 million after-tax) in the second quarter of 2007. This loss is recorded in “Net loss on sale of assets” in the Company’s Condensed Consolidated Statements of Income.

As part of the consolidation, the Company expects a workforce reduction of approximately 300 full-time equivalent employees resulting in a charge of $16 to $20 million for staff reduction costs, of which approximately $1 million was recorded as of September 30, 2007, with the majority of the remaining amount to be recorded in the fourth quarter of 2007.

Sale of WQEW-AM

On April 26, 2007, the Company sold WQEW-AM to Radio Disney, LLC (which provided substantially all of WQEW-AM programming through a licensing agreement) for $40.0 million. The Company recognized a pre-tax gain of $39.6 million ($21.2 million after-tax) in the second quarter of 2007.

NOTE 9.                         EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands, except per share data)	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Basic earnings per share computation:
Numerator
Income from continuing operations	$14,110	$8,307	$56,297	$92,700
Discontinued operations, net of income taxes – Broadcast Media Group	(671)	4,290	99,412	11,890
Net income	$13,439	$12,597	$155,709	$104,590
Denominator
Average number of common shares outstanding	143,902	144,454	143,901	144,803
Income from continuing operations	$.10	$.06	$.39	$.64
Discontinued operations, net of income taxes – Broadcast Media Group	(.01)	.03	.69	.08
Basic earnings per share	$.09	$.09	$1.08	$.72
Diluted earnings per share computation:
Numerator
Income from continuing operations	$14,110	$8,307	$56,297	$92,700
Discontinued operations, net of income taxes – Broadcast Media Group	(671)	4,290	99,412	11,890
Net income	$13,439	$12,597	$155,709	$104,590
Denominator
Average number of common shares outstanding	143,902	144,454	143,901	144,803
Incremental shares for assumed exercise of securities	210	114	156	179
Total shares	144,112	144,568	144,057	144,982
Income from continuing operations	$.10	$.06	$.39	$.64
Discontinued operations, net of income taxes – Broadcast Media Group	(.01)	.03	.69	.08
Diluted earnings per share	$.09	$.09	$1.08	$.72

The difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share. Approximately 32 million stock options with exercise prices ranging from $22.23 to $48.54 were excluded from the computation in the third quarter and the first nine months of 2007. Approximately 30 million stock options with exercise prices ranging from $22.94 to $48.54 were excluded from the computation in the third quarter of 2006, and approximately 30 million stock options with exercise prices ranging from $25.05 to $48.54 were excluded from the computation in the first nine months of 2006.

NOTE 10.                  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Net income	$13,439	$12,597	$155,709	$104,590
Foreign currency translation adjustments	7,074	2,040	10,676	7,142
Unrealized derivative gains on cash-flow hedges	—	(3,945)	—	(1,014)
Unrealized gain on marketable securities	—	—	—	36
Reclassification adjustment for realized loss included in net income	—	—	—	468
Adjustments to pension and postretirement obligations	49,517	—	106,228	—
Amortization of unrecognized amounts included in pension and postretirement obligations	2,733	—	3,500	—
Income tax charge	(28,805)	1,631	(67,948)	194
Comprehensive income	$43,958	$12,323	$208,165	$111,416

The adjustments to pension and postretirement obligations in the above table were due to remeasurements of the obligations in 2007 (see Note 7).

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $84 million as of September 30, 2007, and approximately $152 million as of December 31, 2006.

NOTE 11.                  SEGMENT STATEMENTS OF INCOME

The Company’s reportable segments consist of the News Media Group and the About Group. These segments are evaluated regularly by management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune and WQXR-FM; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital operations); and

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com). The Company acquired UCompareHealthCare.com in the first quarter of 2007 and ConsumerSearch, Inc. in the second quarter of 2007 (see Note 3). The Condensed Consolidated Financial Statements include the operating results of these acquisitions subsequent to the date of each acquisition.

The Broadcast Media Group, which was sold on May 7, 2007, is classified as a discontinued operation and is no longer included as a reportable segment (see Note 2).

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006

REVENUES
News Media Group	$729,635	$721,260	$2,257,350	$2,302,441
About Group	24,724	18,326	71,972	55,978
Total	$754,359	$739,586	$2,329,322	$2,358,419

OPERATING PROFIT (LOSS)
News Media Group	$33,136	$23,183	$139,418	$178,371
About Group	6,291	6,418	23,132	20,670
Corporate	(11,322)	(11,716)	(36,631)	(34,448)
Total	$28,105	$17,885	$125,919	$164,593
Net income from joint ventures	5,412	7,348	8,004	18,085
Interest expense, net	10,470	13,267	28,924	39,025
Income from continuing operations before income taxes and minority interest	23,047	11,966	104,999	143,653
Income taxes	8,991	3,926	48,741	51,557
Minority interest in net loss of subsidiaries	54	267	39	604
Income from continuing operations	14,110	8,307	56,297	92,700
Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	4,290	5,753	11,890
Gain/(loss) on sale, net of income taxes	(671)	—	93,659	—
Discontinued operations, net of income taxes	(671)	4,290	99,412	11,890
Net income	$13,439	$12,597	$155,709	$104,590

NOTE 12.                  CONTINGENT LIABILITIES

New Headquarters Building

The Company recently relocated into its new headquarters building in New York City (the “Building”). In December 2001, a wholly owned subsidiary of the Company (“NYT”) and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building.  In August 2006, the Building was converted to a leasehold condominium, and NYT and FC Lion LLC each acquired ownership of its respective leasehold condominium units. Also in August 2006, Forest City Ratner Companies purchased the ownership interest in FC Lion LLC of the ING Real Estate affiliate. In turn, FC Lion LLC assigned its ownership interest in the Building Partnership and the FC Lion LLC condominium units to FC Eighth Ave., LLC.

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

The Company’s actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of its previous headquarters, including core and shell and interior construction costs, are detailed in the following table.

Capital Expenditures
(In millions)	NYT
2001-2006	$434
2007(a)	$165-$185
Total	$599-$619
Less: net sale proceeds(b)	$106
Total, net of sale proceeds(c)	$493-$513

(a)       Excludes additional excess site acquisition costs (“ESAC”) that the Company expects to pay in 2008 or subsequently in connection with ongoing condemnation proceedings, the outcomes of which are not currently determinable. The Company will receive credits, totaling the amount of ESAC payments, against future payments to be made in lieu of real estate taxes.

(b)       Represents cash proceeds from the sale of the Company’s previous headquarters in 2006, net of income taxes and transaction costs.

(c)        Includes estimated capitalized interest and salaries of approximately $48 million.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for additional information regarding the Building. In addition, during the first quarter of 2007, the Company leased five floors in its portion of the Building under a 15-year non-cancelable agreement.

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the “circulation servicer”), and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition (the “National Edition printers”). In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006.

The Company has guaranteed the payments under the circulation servicer’s credit facility and any miscellaneous costs related to any default thereunder (the “credit facility guarantee”). As of September 30, 2007, the total amount of the credit facility guarantee was approximately $20 million and the amount outstanding under the credit facility was approximately $15 million. On April 23, 2007, the credit facility was extended for another year and the amount available was reduced to $17.5 million. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee. In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the “property lease guarantees”). The total amount of the property lease guarantees was approximately $2 million as of September 30, 2007. One property lease expires in June 2008 and the other property lease expires in May 2009. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the “equipment lease guarantee”). The total amount of the equipment lease guarantee was approximately $2 million as of September 30, 2007. The equipment lease expires in March 2011. The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost of lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the “debt guarantee”). The total amount of the debt guarantee was approximately $5 million as of September 30, 2007. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing. The Company has obtained a secured guarantee from a related party of this National Edition printer to repay the Company for any amounts that it would pay under the debt guarantee. In addition, the Company has a security interest in the equipment that was purchased by the National Edition printer with the funds it received from its debt issuance, as well as other equipment and real property.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees and of the National Edition printers under the equipment lease and debt guarantees if any of the circulation servicer or the National Edition printers defaulted under the terms of their respective agreements.

Other

The Company also has letters of credit of approximately $24 million, which are required by insurance companies, to provide support for the Company’s workers’ compensation liability. The workers’ compensation liability is included in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading media and news organization serving our audiences through print, online and mobile technology. Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune and WQXR-FM; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 14 daily newspapers and their related digital operations). The News Media Group generates revenues principally from print, online and radio advertising and through circulation. Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services/syndication, digital archives, TimesSelect, Baseline StudioSystems, rental income and commercial printing. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com). The About Group principally generates revenues from display advertising relevant to its adjacent content, cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad) and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first nine months of 2007) are derived from the sale of advertisements (display and cost-per-click advertising). Cost-per-click advertising accounts for 49% of the About Group’s total advertising revenues. The About Group’s main operating costs are employee-related costs and content and hosting costs.

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

RECENT DEVELOPMENTS

Broadcast Media Group Sale

On May 7, 2007, we sold the Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for approximately $575 million. This decision was a result of our ongoing analysis of our business portfolio and has allowed us to place an even greater emphasis on developing and integrating our print and growing digital resources. We recognized a pre-tax gain on the sale of

$189.9 million ($93.7 million after-tax) for the first nine months of 2007, and we used the cash proceeds of the sale to repay our outstanding commercial paper.

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

Plant Consolidation

We are in the process of consolidating the printing operations of a facility we lease in Edison, N.J., into our newer facility in College Point, N.Y. The plant consolidation is part of our expense reduction initiatives and is expected to be completed in the second quarter of 2008. As part of the consolidation, we originally planned to sublease the Edison facility through 2018, the end of the then-existing lease term. After evaluating the options with respect to the original lease, we decided it was financially prudent to purchase the Edison facility and sell it, with two adjacent properties we already owned, to a third party. The purchase and sale of the Edison facility closed in the second quarter of 2007, relieving us of rental terms that were above market as well as certain restoration obligations under the original lease. As a result of the sale, we recognized a pre-tax loss of $68.2 million ($41.3 million after-tax) in the second quarter of 2007.

In addition to the loss mentioned above, we estimate costs to close the Edison facility as follows:

•                  $66 to $69 million for accelerated depreciation expense, of which approximately $57 million has been recognized through September 30, 2007.  The remainder will be recognized through the end of the first quarter of 2008 ($6 to $7 million in the fourth quarter of 2007; and $3 to $5 million in the first quarter of 2008).  This expense is for the acceleration of depreciation expense for assets that we continue to own at the Edison facility, mainly printing presses.

•                  $16 to $20 million for staff reduction costs, of which approximately $1 million was recorded as of September 30, 2007, with the majority of the remaining amount to be recorded in the fourth quarter of 2007.  As part of the consolidation, we expect a workforce reduction of approximately 300 full-time equivalent employees.

•                  $5 to $6 million in other costs, mainly restoration costs, under the new Edison lease, of which approximately $2 million was recorded as of September 30, 2007. The remainder will be recognized through the end of the second quarter of 2008.

Capital expenditures for the plant consolidation are estimated to be $135 to $147 million, a significant portion of which will be made in 2007. We expect to save $30 million annually due to lower operating costs and have avoided the need for approximately $50 million in capital investment at the Edison facility over the next ten years.

FOURTH QUARTER 2007 EXPECTATIONS

Expectations regarding key financial measures for the fourth quarter of 2007 are discussed in the table below.

Item	Fourth Quarter 2007 Expectation
Staff reduction costs	$14 to $16 million
Depreciation & amortization	$48 to $50 million(a)
Income from joint ventures	Loss of $3 to $5 million
Interest expense	$11 to $13 million
Income tax rate	Approximately 41%
Capital expenditures	$50 to $80 million

(a)       Includes $6 to $7 million of accelerated depreciation expense associated with the plant consolidation project, mainly presses. Depreciation for our new headquarters building in New York City is expected to be approximately $7 to $8 million per quarter.

In addition, we believe that we can achieve a reduction in costs from our year-end 2007 cost base of approximately $230 million in 2008 and 2009, excluding the effects of inflation and certain one-time costs. About $130 million of these savings are expected in 2008.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	% Change	September 30, 2007	September 24, 2006	% Change

Revenues
Advertising	$465,043	$465,476	(0.1)	$1,478,425	$1,527,604	(3.2)
Circulation	223,420	215,007	3.9	664,538	654,993	1.5
Other	65,896	59,103	11.5	186,359	175,822	6.0
Total revenues	754,359	739,586	2.0	2,329,322	2,358,419	(1.2)
Operating costs
Production costs
Raw materials	58,643	75,178	(22.0)	196,678	241,593	(18.6)
Wages and benefits	163,367	162,908	0.3	487,810	490,701	(0.6)
Other	109,952	106,012	3.7	318,421	322,879	(1.4)
Total production costs	331,962	344,098	(3.5)	1,002,909	1,055,173	(5.0)
Selling, general and administrative costs	342,503	340,927	0.5	1,029,045	1,030,941	(0.2)
Depreciation and amortization	51,789	36,676	41.2	142,871	107,712	32.6
Total operating costs	726,254	721,701	0.6	2,174,825	2,193,826	(0.9)
Net loss on sale of assets	—	—	N/A	68,156	—	N/A
Gain on sale of WQEW- AM	—	—	N/A	39,578	—	N/A
Operating profit	28,105	17,885	57.1	125,919	164,593	(23.5)
Net income from joint ventures	5,412	7,348	(26.3)	8,004	18,085	(55.7)
Interest expense, net	10,470	13,267	(21.1)	28,924	39,025	(25.9)
Income from continuing operations before income taxes and minority interest	23,047	11,966	92.6	104,999	143,653	(26.9)
Income taxes	8,991	3,926	*	48,741	51,557	(5.5)
Minority interest in net loss of subsidiaries	54	267	(79.8)	39	604	(93.5)
Income from continuing operations	14,110	8,307	69.9	56,297	92,700	(39.3)
Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	4,290	(100.0)	5,753	11,890	(51.6)
Gain/(loss) on sale, net of income taxes	(671)	—	N/A	93,659	—	N/A
Discontinued operations, net of income taxes	(671)	4,290	*	99,412	11,890	*
Net income	$13,439	$12,597	6.7	$155,709	$104,590	48.9

* Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	% Change	September 30, 2007	September 24, 2006	% Change
Revenues:
News Media Group	$729,635	$721,260	1.2	$2,257,350	$2,302,441	(2.0)
About Group	24,724	18,326	34.9	71,972	55,978	28.6
Total revenues	$754,359	$739,586	2.0	$2,329,322	$2,358,419	(1.2)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	% Change	September 30, 2007	September 24, 2006	% Change
The New York Times Media Group
Advertising	$271,234	$261,653	3.7	$867,774	$885,509	(2.0)
Circulation	162,896	153,739	6.0	481,446	467,858	2.9
Other	47,388	41,516	14.1	133,607	123,337	8.3
Total	$481,518	$456,908	5.4	$1,482,827	$1,476,704	0.4

New England Media Group
Advertising	$91,838	$97,424	(5.7)	$289,414	$307,569	(5.9)
Circulation	39,755	40,483	(1.8)	117,537	121,055	(2.9)
Other	11,498	11,146	3.2	31,548	32,173	(1.9)
Total	$143,091	$149,053	(4.0)	$438,499	$460,797	(4.8)

Regional Media Group
Advertising	$78,609	$88,938	(11.6)	$253,020	$281,330	(10.1)
Circulation	20,769	20,785	(0.1)	65,555	66,080	(0.8)
Other	5,648	5,576	1.3	17,449	17,530	(0.5)
Total	$105,026	$115,299	(8.9)	$336,024	$364,940	(7.9)

Total News Media Group
Advertising	$441,681	$448,015	(1.4)	$1,410,208	$1,474,408	(4.4)
Circulation	223,420	215,007	3.9	664,538	654,993	1.5
Other	64,534	58,238	10.8	182,604	173,040	5.5
Total	$729,635	$721,260	1.2	$2,257,350	$2,302,441	(2.0)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. Total News Media Group advertising revenues decreased in the third quarter and the first nine months of 2007. Print advertising revenues declined 3.5% and 6.3% in the third quarter and first nine months of 2007, respectively, while online advertising revenues increased 22.7% and 20.4% in the same periods.

During the last few years, our results have been adversely affected by a weak print advertising environment. Print advertising volume for the News Media Group was as follows:

	For the Quarters Ended			For the Nine Months Ended
(Inches in thousands, preprints in thousands of copies)	September 30, 2007	September 24, 2006	% Change	September 30, 2007	September 24, 2006	% Change

National	495.3	497.0	(0.3)	1,567.9	1,663.0	(5.7)
Retail	1,314.2	1,446.0	(9.1)	4,202.8	4,543.1	(7.5)
Classified	1,795.6	2,350.4	(23.6)	6,127.4	7,210.3	(15.0)
Part Run/Zoned	386.9	442.8	(12.6)	1,250.9	1,458.6	(14.2)
Total	3,992.0	4,736.2	(15.7)	13,149.0	14,875.0	(11.6)
Preprints	641,558	657,709	(2.5)	1,994,956	2,060,764	(3.2)

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	% Change	September 30, 2007	September 24, 2006	% Change

National	$212,910	$192,001	10.9	$662,056	$644,659	2.7
Retail	97,191	104,874	(7.3)	314,180	337,452	(6.9)
Classified	117,157	136,890	(14.4)	387,735	446,228	(13.1)
Part Run/Zoned	14,423	14,250	1.2	46,237	46,069	0.4
Total	$441,681	$448,015	(1.4)	$1,410,208	$1,474,408	(4.4)

The New York Times Media Group

Advertising revenues increased in the third quarter of 2007 primarily due to higher print and online advertising. Higher print rates and higher volume in online advertising more than offset lower print volume. Print and online advertising revenues increased 1.8% and 23.8%, respectively, in the third quarter of 2007. Advertising revenues decreased in the first nine months of 2007 primarily due to lower print advertising revenue, partially offset by higher online advertising. Lower print volume more than offset higher print rates and higher volume in online advertising. Print advertising revenues declined 4.0% in the first nine months of 2007, while online advertising revenues increased 21.3% in the same period.

National advertising, which represents approximately 66% of the Group’s advertising revenues, increased in the third quarter of 2007 due to increases in a variety of categories, particularly studio entertainment, international fashion and corporate advertising. In particular, studio entertainment benefited from the success of a special Times film section and increased advertising for a number of films. For the first nine months of 2007, national advertising increased mainly because of growth in online advertising.

 Classified advertising, which represents approximately 19% of the Group’s advertising revenues, decreased in the third quarter and first nine months of 2007, principally due to declines in the print real estate, automotive and recruitment categories. The declines in real estate reflect the slowdown in the local and national housing markets and a shift in advertising to online alternatives.

Retail advertising, which represents approximately 12% of the Group’s advertising revenues, decreased in the third quarter and the first nine months of 2007 principally because of softness in national chain store, home furnishing store and department store advertising.

New England Media Group

Advertising revenues were lower in the third quarter and for the first nine months of 2007 primarily due to lower print volume in the classified and retail advertising categories.

Classified advertising, which represents approximately 38% of the Group’s advertising revenues, decreased in the third quarter and first nine months of 2007, principally because of declines in real estate advertising, which was negatively affected by the soft housing market in the Northeast, and softness in the automotive and recruitment categories.

Retail advertising, which represents approximately 29% of the Group’s advertising revenues, also decreased. Advertising revenues in the third quarter of 2007 decreased due to declines in a number of categories including the food and drug and computer/office supply categories, while weakness in the first nine months of 2007 was principally due to reduced spending in department store advertising, as a result of the consolidation of two large retailers, as well as food and drug advertising.

National advertising, which represents approximately 27% of the Group’s advertising revenues, increased in the third quarter and first nine months of 2007 mainly because of growth in online advertising.

Regional Media Group

Advertising revenues decreased in the third quarter and the first nine months of 2007, primarily due to weakness in print classified and retail advertising, which was partially offset by growth in online advertising.

Retail advertising, which represents approximately 49% of the Group’s advertising revenues, decreased in the third quarter of 2007 mainly due to reduced spending in home furnishings, department store and telecommunications advertising. In the first nine months of 2007, retail advertising declined principally due to reduced spending in home furnishings, banking and department store advertising.

Classified advertising, which represents approximately 41% of the Group’s advertising revenues, decreased across all print categories in the third quarter and first nine months of 2007. In the third quarter and for the first nine months of 2007, much of the decline was related to the downturn in the Florida and California housing markets, which continues to affect not only real estate but recruitment and retail advertising as well. About two-thirds of the advertising revenues at the Regional Media Group come from newspapers in Florida and California.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the rate charged to customers. At The Times and our other newspapers, our strategy is to reduce other-paid circulation and to focus promotional spending on individually paid circulation, which is generally more valued by advertisers. While we expect this strategy to result in copy declines, we believe it will result in reduced costs and improved circulation profitability.

Circulation revenues in the third quarter of 2007 increased 3.9% compared with the third quarter of 2006 mainly because of higher prices for The Times partially offset by volume declines. In the fourth quarter of 2006, The Times raised the newsstand price of the Northeast edition of the Sunday Times and increased home-delivery prices. In the third quarter of 2007, The Times raised the newsstand price of the Sunday Times in the greater New York metropolitan area and the daily newsstand price nationwide and increased home-delivery prices. At the New England Media Group and Regional Media Group, circulation revenues declined primarily due to lower volume.

In the first nine months of 2007, circulation revenues increased 1.5% compared with the same prior-year period mainly because of higher prices for The Times, partially offset by fewer copies sold across the News Media Group.

Other Revenues

Other revenues increased in the third quarter of 2007 primarily because of revenues from rental income from our lease of five floors in our new headquarters, increased wholesale delivery operation revenues and revenues from Baseline StudioSystems. Baseline, which was acquired in August 2006, is a leading online database and research subscription service for information on the film and television industries. For the first nine months of 2007, other revenues increased mainly due to increased revenues from Baseline, wholesale delivery operations and rental income as noted above.

About Group

About Group revenues increased 34.9% to $24.7 million in the third quarter of 2007 from $18.3 million in the third quarter of 2006, and 28.6% to $72.0 million in the first nine months of 2007 compared with $56.0 million in the same period last year. The increases were primarily due to higher advertising rates and increased volume in both display and cost-per-click advertising, as well as revenues associated with the acquisition of ConsumerSearch, Inc. ConsumerSearch, Inc., which was acquired in May 2007, is a leading online aggregator and publisher of consumer product reviews. Excluding acquisitions of ConsumerSearch, Inc. and UCompareHealthCare.com (in March 2007), revenues grew approximately 26%.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	% Change	September 30, 2007	September 24, 2006	% Change
Operating costs:
Production costs:
Raw materials	$58,643	$75,178	(22.0)	$196,678	$241,593	(18.6)
Wages and benefits	163,367	162,908	0.3	487,810	490,701	(0.6)
Other	109,952	106,012	3.7	318,421	322,879	(1.4)
Total production costs	331,962	344,098	(3.5)	1,002,909	1,055,173	(5.0)
Selling, general and administrative costs	342,503	340,927	0.5	1,029,045	1,030,941	(0.2)
Depreciation and amortization	51,789	36,676	41.2	142,871	107,712	32.6
Total operating costs	$726,254	$721,701	0.6	$2,174,825	$2,193,826	(0.9)

Production Costs

Total production costs decreased 3.5% ($12.1 million) in the third quarter of 2007, mainly due to lower raw materials expense ($16.5 million), primarily newsprint ($14.4 million), offset by other expenses. Newsprint expense declined 22.2%, with 13.4% of the decrease resulting from lower newsprint prices and 8.8% resulting from lower consumption.

Total production costs decreased 5.0% ($52.3 million) in the first nine months of 2007, mainly due to lower raw materials ($44.9 million), primarily newsprint ($37.2 million), and outside printing costs ($11.0 million). Newsprint expense declined 17.8% in the first nine months of 2007, with 9.0% of the decrease resulting from lower newsprint prices and 8.8% resulting from lower consumption. Outside printing costs decreased principally as a result of the lower volume of copies printed by third parties and expense reduction initiatives.

Selling, General and Administrative Costs

Total selling, general and administrative costs increased 0.5% ($1.6 million) in the third quarter of 2007 primarily because of higher professional fees ($5.8 million) related to costs associated with our new headquarters and expense reduction initiatives. This increase was partially offset by lower benefits expense ($3.5 million) and reduced promotion costs ($1.9 million), due to the elimination of certain programs compared with the prior year.

Total selling, general and administrative costs decreased 0.2% ($1.9 million) in the first nine months of 2007 primarily because of lower benefits expense ($12.3 million), in part due to lower workers’ compensation expense, and lower promotion costs ($11.8 million) due to the elimination of certain programs. These decreases were partially offset by higher professional fees ($18.4 million) associated with our new headquarters and expense reduction initiatives.

In addition, staff reduction costs decreased to $4.9 million and $17.6 million in the third quarter and first nine months of 2007, respectively, compared with $7.4 million and $25.9 million in the comparable prior-year periods.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	% Change	September 30, 2007	September 24, 2006	% Change
Depreciation and amortization:
News Media Group	$46,087	$32,213	43.1	$127,249	$94,260	35.0
About Group	3,956	2,959	33.7	10,507	8,864	18.5
Corporate	1,746	1,504	16.1	5,115	4,588	11.5
Total depreciation and amortization	$51,789	$36,676	41.2	$142,871	$107,712	32.6

In the third quarter and first nine months of 2007, depreciation and amortization increased primarily because we recognized $11.7 million and $36.4 million, respectively, in accelerated depreciation expense for assets at the Edison, N.J., printing facility, which we are closing, as well as $6.7 million in depreciation expense for our new headquarters in the third quarter and $7.7 million in the first nine months of 2007. For the third quarter and first nine months of 2007, these increases were partially offset by lower depreciation expense, associated with fully depreciated assets at the College Point, N.Y., printing facility, and lower amortization expense, due to the write-down of certain intangible assets of the New England Media Group in the fourth quarter of 2006.

About Group’s depreciation and amortization increased primarily due to the amortization of certain intangible assets as a result of the ConsumerSearch, Inc. acquisition.

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	% Change	September 30, 2007	September 24, 2006	% Change
Operating costs:
News Media Group	$696,499	$698,077	(0.2)	$2,089,354	$2,124,070	(1.6)
About Group	18,433	11,908	54.8	48,840	35,308	38.3
Corporate	11,322	11,716	(3.4)	36,631	34,448	6.3
Total operating costs	$726,254	$721,701	0.6	$2,174,825	$2,193,826	(0.9)

News Media Group

In the third quarter of 2007, total operating costs decreased 0.2% ($1.6 million) primarily due to lower raw materials expense ($16.5 million), primarily newsprint ($14.4 million), which was partially offset by higher depreciation and amortization expense ($13.9 million). Depreciation expense increased mainly as a result of the accelerated depreciation of assets at the Edison, N.J., printing facility ($11.7 million) and depreciation expense for our new headquarters ($6.7 million), partially offset by lower depreciation expense because of fully depreciated assets at the College Point, N.Y., printing facility ($2.4 million) and lower amortization expense due to the write-down of certain intangible assets of the New England Media Group in the fourth quarter of 2006 ($2.8 million).

In the first nine months of 2007, total operating costs decreased 1.6% ($34.7 million) primarily due to lower raw materials expense ($44.9 million), primarily newsprint ($37.2 million), benefits expense ($22.2 million), promotion costs ($12.0 million) and outside printing costs ($11.8 million), which were partially offset by higher depreciation and amortization expense ($33.0 million) and higher professional fees ($13.9 million). Depreciation expense increased primarily from the accelerated depreciation of assets at the Edison, N.J., printing facility ($36.4 million) and depreciation expense for our new headquarters ($7.7 million), partially offset by lower amortization expense due to the write-down of certain intangible assets of the New England Media Group in the fourth quarter of 2006 ($8.5 million).

About Group

Total operating costs for the About Group increased 54.8% ($6.5 million) in the third quarter and 38.3% ($13.5 million) in the first nine months of 2007 because of higher compensation costs ($2.8 million in the third quarter and $6.8 million in the first nine months of 2007); increased content costs ($1.5 million in the third quarter of 2007 and $2.5 million in the first nine months of 2007) and higher amortization expense ($0.9 million in the third quarter and $1.4 million in the first nine months of 2007). These increases were primarily due to investments in new initiatives and costs associated with the acquisition of ConsumerSearch, Inc., which was acquired in May 2007.

In the fourth quarter of 2007, both the operating profit and margin are expected to increase above those of the third quarter, mainly because of higher seasonal revenues and the absence of a one-time restructuring cost for the About Group’s sales organization.

Corporate

Total operating costs for Corporate decreased 3.4% ($0.4 million) in the third quarter of 2007 compared with the same period last year. For the first nine months of 2007, total operating costs increased 6.3% ($2.2 million) primarily due to professional fees associated with expense reduction initiatives.

Operating Profit

Consolidated operating profit, by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	% Change	September 30, 2007	September 24, 2006	% Change
Operating profit (loss):
News Media Group	$33,136	$23,183	42.9	$139,418	$178,371	(21.8)
About Group	6,291	6,418	(2.0)	23,132	20,670	11.9
Corporate	(11,322)	(11,716)	(3.4)	(36,631)	(34,448)	6.3
Total operating profit	$28,105	$17,885	57.1	$125,919	$164,593	(23.5)

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit (loss) are previously discussed under “Revenues,” “Operating Costs,”  “Recent Developments - Sale of WQEW-AM” and “Plant Consolidation.”

Non-Operating Items

Joint Ventures

Net income from joint ventures totaled $5.4 million in the third quarter of 2007 compared with $7.3 million in the third quarter of 2006, and $8.0 million in the first nine months of 2007 compared with $18.1 million in the first nine months of 2006. Lower earnings resulted from weaker performance at all of the properties in which we have equity interests, particularly the paper mills, and the sale of our interest in the Discovery Times Channel in October 2006.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Income was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Interest expense	$13,276	$19,000	$45,585	$54,979
Interest income	(1,212)	(1,875)	(2,944)	(6,079)
Capitalized interest	(1,594)	(3,858)	(13,717)	(9,875)
Interest expense, net	$10,470	$13,267	$28,924	$39,025

Interest expense, net decreased in the third quarter of 2007 mainly due to the lower levels of short-term debt partially offset by lower capitalized interest. For the first nine months of 2007, the decrease in interest expense, net was mainly due to the lower levels of short-term debt and the Edison lease, which ended in the second quarter of 2007. The lower levels of short-term debt are due to the repayment of our outstanding commercial paper with the proceeds from the sales of the Broadcast Media Group and WQEW in the second quarter of 2007.

Income Taxes

The effective income tax rate increased to 39.0% in the third quarter and 46.4% in the first nine months of 2007 compared with 32.8% in the third quarter and 35.9% in the first nine months of 2006. In the third quarter and first nine months of 2006, a favorable tax adjustment, related to the filing of our 2005 federal tax return, lowered the tax rate. For the first nine months of 2007, the increases were primarily due to the income taxes associated with asset sales in the second quarter of 2007 (see Notes 2 and 8 of the Notes to the Condensed Consolidated Financial Statements) and a net tax adjustment. The tax adjustment was primarily due to the application of a change in New York state law (effective January 1, 2007) that required a revaluation of the existing deferred tax balances.

Discontinued Operations

On May 7, 2007, we sold the Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for approximately $575 million. The results of operations presented as discontinued operations through May 7, 2007, are summarized below. In the third quarter of 2007, we recorded post-closing adjustments resulting in a decrease in the gain.

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Revenues	$—	$36,476	$46,702	$107,542
Total operating costs	—	29,205	36,854	87,389
Pre-tax income	—	7,271	9,848	20,153
Income taxes	—	2,981	4,095	8,263
Income from discontinued operations, net of income taxes	—	4,290	5,753	11,890
Gain/(loss) on sale, net of income taxes of $690 in the third quarter of 2007 and $96,221 for the nine months ending 2007	(671)	—	93,659	—
Discontinued operations, net of income taxes	$(671)	$4,290	$99,412	$11,890

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

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions, and these repurchases may be suspended from time to time or discontinued. During the first nine months of 2007, we repurchased 89,117 shares of Class A Common Stock at a cost of $1.9 million. The average price of these repurchases was $21.65 per share. As of September 30, 2007, approximately $92 million remained from our current share repurchase authorization.

New Headquarters Building

We recently relocated into our new headquarters building in New York City (the “Building”). In December 2001, one of our wholly owned subsidiaries (“NYT”) and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the “Building Partnership”), a partnership established for the purpose of constructing the Building. In August 2006, the Building was converted to a leasehold condominium, and NYT and FC Lion LLC each acquired ownership of their respective leasehold condominium units. Also in August 2006, Forest City Ratner Companies purchased the ownership interest in FC Lion LLC of the ING Real Estate affiliate. In turn, FC Lion LLC assigned its ownership interest in the Building Partnership and the FC Lion LLC condominium units to FC Eighth Ave., LLC. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Building.

Our actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of our previous headquarters, including core and shell and interior construction costs, are detailed in the following table.

Capital Expenditures
(In millions)	NYT
2001-2006	$434
2007(a)	$165-$185
Total	$599-$619
Less: net sale proceeds(b)	$106
Total, net of sale proceeds(c)	$493-$513

(a)          Excludes additional excess site acquisition costs (“ESAC”) that we expect to pay in 2008 or subsequently in connection with ongoing condemnation proceedings, the outcomes of which are not currently determinable. We will receive credits, totaling the amount of ESAC payments, against future payments to be made in lieu of real estate taxes.

(b)         Represents cash proceeds from the sale of our previous headquarters in 2006, net of income taxes and transaction costs.

(c)          Includes estimated capitalized interest and salaries of approximately $48 million.

During the first quarter of 2007, we leased five floors in our portion of the Building under a 15-year non-cancelable agreement. Revenue from this lease is included in “Other revenues” beginning in the second quarter of 2007. We continue to consider various financing arrangements for our condominium interest. The decision of whether or not to enter into such arrangements will depend upon our capital requirements, market conditions and other factors.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

	For the Nine Months Ended
(In thousands)	September 30, 2007	September 24, 2006
Operating Activities	$29,074	$208,993
Investing Activities	$227,714	$(246,471)
Financing Activities	$(276,410)	$31,046

Operating Activities

The primary source of our liquidity is cash flows from operating activities. The key component of operating cash inflow is cash receipts from advertising customers. Advertising has provided approximately 63% to 66% of total revenues over the past three years. Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as wholesale delivery operations, news services/syndication, digital archives, TimesSelect, Baseline StudioSystems, rental income and commercial printing. Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

Net cash provided by operating activities decreased approximately $180 million in the first nine months of 2007 compared with the first nine months of 2006. Operating cash flows decreased in the first nine months of 2007 due to higher working capital requirements primarily driven by income taxes paid on the gains on the sales of the Broadcast Media Group and WQEW.

Investing Activities

Cash from investing activities generally include proceeds from the sale of assets or a business. Cash used in investing activities generally include payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash provided by investing activities of $227.7 million in the first nine months of 2007 was due to proceeds from the sales of the Broadcast Media Group, WQEW and the Edison, N.J., assets, partially offset by capital expenditures primarily related to the construction of the Building, and payments to acquire the Edison printing facility, ConsumerSearch, Inc. and UCompareHealthCare.com. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information regarding the Building.

Financing Activities

Cash from financing activities generally includes borrowings under our commercial paper program and revolving credit agreements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of commercial paper, repayments of amounts outstanding under our revolving credit agreements, repayment of long-term debt, the payment of dividends and the repurchase of our Class A Common Stock.

Net cash used in financing activities of $276.4 million in the first nine months of 2007 was due to repayments of commercial paper and medium-term notes as well as dividend payments, partially offset by borrowings under our revolving credit agreements and cash received from our real estate development partner for the repayment of our loan receivable.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

•                                             a commercial paper facility,

•                                             revolving credit agreements and

•                                             medium-term notes.

Our total debt, including commercial paper, revolving credit agreements and capital lease obligations, was $1.0 billion as of September 30, 2007, and total debt, including these items and a construction loan (see below), was $1.4 billion as of December 31, 2006.

Our short- and long-term debt is rated investment grade by the major rating agencies. In August 2007, Moody’s affirmed its rating on our long-term debt of Baa1 and on our short-term debt of P2, but changed its  outlook to negative from stable. In July 2007, Standard and Poor’s lowered its investment rating on our long-term debt to BBB from A- and lowered its rating on our short-term debt to A-3 from A-2. We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect the downgrades of our long-term and short-term debt ratings to have a material impact on our ability to borrow. However, as a result of these downgrades, we may incur higher borrowing costs for any future long-term and short-term issuances or borrowings under our revolving credit agreements. We do not currently expect these to be significant.

Commercial Paper

Our $725.0 million commercial paper program is supported by the revolving credit agreements described below. Commercial paper that we issue is unsecured and can have maturities of up to 270 days but generally matures within 90 days. We had $91.4 million in commercial paper outstanding as of September 30, 2007, with an annual weighted-average interest rate of 6.1% and an average of 11 days to maturity from original issuance. We used the cash proceeds from the sales of the Broadcast Media Group and WQEW to repay our outstanding commercial paper.

Revolving Credit Agreements

Our $800.0 million revolving credit agreements support our commercial paper program and may also be used for general corporate purposes. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $800.0 million available under the two revolving credit agreements ($400.0 million credit agreement maturing in May 2009; and $400.0 million credit agreement maturing in June 2011), we have issued letters of credit of approximately $24 million. During the third quarter of 2007, we began borrowing under our revolving credit agreements, in addition to issuing commercial paper, due to higher interest rates in the commercial paper markets. In the fourth quarter of 2007, we expect to continue to borrow under our revolving credit agreements if borrowing costs remain more favorable than those available in the commercial paper market. As of September 30, 2007, we had $205.0 million outstanding under our revolving credit agreements, with a weighted average interest rate of 5.8%. The remaining balance of approximately $571 million supports our commercial paper program. Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us. There were no borrowings outstanding under the revolving credit agreements as of December 31, 2006.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity (as defined in the agreements). As of September 30, 2007, the amount of stockholders’ equity in excess of the required levels was approximately $668 million.

Medium-Term Notes

Our liquidity requirements may also be funded through the public offer and sale of notes under our $300.0 million medium-term note program. As of September 30, 2007, we had issued $75.0 million of medium-term notes under this program. An additional $225.0 million of medium-term notes may be issued from time to time pursuant to our currently effective shelf registration statement.

Our five-year 5.350% notes aggregating $50.0 million matured on April 16, 2007, and our five-year 4.625% notes aggregating $52.0 million matured on June 25, 2007. As of December 31, 2006, these notes were recorded in “Current portion of long-term debt and capital lease obligations.”  In the second quarter of 2007, we made principal repayments totaling $102.0 million.

Construction Loan

Until January 2007, we were a co-borrower under a $320 million non-recourse construction loan in connection with the construction of our new headquarters. We did not draw down on the construction loan, which was used by our development partner. However, as a co-borrower, we were required to record the amount outstanding of the construction loan on our financial statements. We also recorded a receivable, due from our development partner, for the same amount outstanding under the construction loan. As of December 31, 2006, approximately $125 million was outstanding under the construction loan and recorded as a receivable included in “Other current assets” in the Condensed Consolidated Balance Sheet. In January 2007, with our release as a co-borrower, the receivable and the construction loan were reversed and are not included in our Condensed Consolidated Balance Sheet as of September 30, 2007. See Note 12 of the Notes to the Condensed Consolidated Financial Statements for additional information related to our new headquarters.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, our critical accounting policies have not changed materially from December 31, 2006, except for the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109 (“FIN 48”). See Note 5 of the Notes to the Condensed Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 31, 2006. As of September 30, 2007, our contractual obligations and off-balance sheet arrangements have not materially changed from December 31, 2006.

With the adoption of FIN 48, our liability for unrecognized tax benefits was approximately $152 million, including approximately $32 million of accrued interest and penalties. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 31, 2006, details our disclosures about market risk. As of September 30, 2007, there were no material changes in our market risk from December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our  risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
July 2, 2007 – August 5, 2007	273	$25.64	—	$92,976,000
August 6, 2007 – September 2, 2007	15,700	$21.82	15,700	$92,634,000
September 3, 2007 – September 30, 2007	44,198	$19.75	44,117	$91,762,000
Total for the third quarter of 2007(2)	60,171	$20.32	59,817	$91,762,000

(1) On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. Except as otherwise noted, all purchases were made pursuant to the Company’s publicly announced share repurchase program. As of November 2, 2007, we had authorization from the Board to repurchase an amount of up to approximately $92 million of our Class A Common Stock. The Board has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

(2) Consists of 354 shares (273 shares in fiscal July and 81 shares in fiscal September) withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company’s 1991 Executive Stock Incentive Plan. The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 6. Exhibits

10.1

Credit Agreement, dated as of May 28, 2004, as amended as of July 29, 2004 and as amended and restated as of September 7, 2006, among The New York Times Company, as the borrower, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, Banc of America Securities LLC, as joint lead arranger and joint book manager, J.P. Morgan Securities Inc., as joint lead arranger and joint book manager, JPMorgan Chase Bank, as documentation agent and The Bank of New York and Suntrust Bank, as co-syndication agents.

10.2

Credit Agreement, dated as of June 21, 2006 and as amended and restated as of September 7, 2006, among The New York Times Company, as the borrower, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, Banc of America Securities LLC, as joint lead arranger and joint book manager, J.P. Morgan Securities Inc., as joint lead arranger and joint book manager, JPMorgan Chase Bank, as documentation agent and The Bank of New York and Suntrust Bank, as co-syndication agents.

10.3	The New York Times Company Non-Employee Directors Deferral Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein)

10.4	The New York Times Company 1991 Executive Cash Bonus Plan (filed as Exhibit 10.2 to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein)

10.5	The New York Times Company 1991 Executive Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein)

10.6	The New York Times Company Supplemental Executive Retirement Plan (filed as Exhibit 10.4 to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein)

10.7	The New York Times Company Deferred Executive Compensation Plan (filed as Exhibit 10.5 to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein)

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d – 14(a) Certification

31.2	Rule 13a-14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: November 8, 2007	/s/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2007

Exhibit No.

10.1

Credit Agreement, dated as of May 28, 2004, as amended as of July 29, 2004 and as amended and restated as of September 7, 2006, among The New York Times Company, as the borrower, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, Banc of America Securities LLC, as joint lead arranger and joint book manager, J.P. Morgan Securities Inc., as joint lead arranger and joint book manager, JPMorgan Chase Bank, as documentation agent and The Bank of New York and Suntrust Bank, as co-syndication agents.

10.2

Credit Agreement, dated as of June 21, 2006 and as amended and restated as of September 7, 2006, among The New York Times Company, as the borrower, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, Banc of America Securities LLC, as joint lead arranger and joint book manager, J.P. Morgan Securities Inc., as joint lead arranger and joint book manager, JPMorgan Chase Bank, as documentation agent and The Bank of New York and Suntrust Bank, as co-syndication agents.

10.3	The New York Times Company Non-Employee Directors Deferral Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein)

10.4	The New York Times Company 1991 Executive Cash Bonus Plan (filed as Exhibit 10.2 to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein)

10.5	The New York Times Company 1991 Executive Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein)

10.6	The New York Times Company Supplemental Executive Retirement Plan (filed as Exhibit 10.4 to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein)

10.7	The New York Times Company Deferred Executive Compensation Plan (filed as Exhibit 10.5 to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein)

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d – 14(a) Certification

31.2	Rule 13a-14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002