Form 10-K
period 2007-12-30
NEW YORK TIMES CO
filed 2008-02-26
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2007	Commission file number 1-5837

THE NEW YORK TIMES COMPANY

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1102020 (I.R.S. Employer Identification No.)

620 Eighth Avenue, New York, N.Y. (Address of principal executive offices)	10018 (Zip code)

Registrant's telephone number, including area code: (212) 556-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock of $.10 par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller supporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes     No

The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on July 1, 2007, the last business day of the registrant's most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $3.4 billion. As of such date, non-affiliates held 84,084 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant's common stock as of February 22, 2008, was as follows: 142,951,301 shares of Class A Common Stock and 825,634 shares of Class B Common Stock.

Documents incorporated by reference

Portions of the definitive Proxy Statement relating to the registrant's 2008 Annual Meeting of Stockholders, to be held on April 22, 2008, are incorporated by reference into Part III of this report.

INDEX TO THE NEW YORK TIMES COMPANY 2007 ANNUAL REPORT ON FORM 10-K

	ITEM NO.

PART I			Forward-Looking Statements	1

	1		Business	1

			Introduction	1

			News Media Group	2

			Advertising Revenue	2

			The New York Times Media Group	2

			New England Media Group	4

			Regional Media Group	5

			About Group	5

			Forest Products Investments and Other Joint Ventures	6

			Raw Materials	7

			Competition	7

			Employees	8

			Labor Relations	8

	1	A	Risk Factors	9

	1	B	Unresolved Staff Comments	13

	2		Properties	14

	3		Legal Proceedings	14

	4		Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant	15 15

PART II	5		Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

	6		Selected Financial Data	20

	7		Management's Discussion and Analysis of Financial Condition and Results of Operations	23

	7	A	Quantitative and Qualitative Disclosures About Market Risk	47

	8		Financial Statements and Supplementary Data	48

	9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	95

	9	A	Controls and Procedures	95

	9	B	Other Information	95

PART III	10		Directors, Executive Officers and Corporate Governance	96

	11		Executive Compensation	96

	12		Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	96

	13		Certain Relationships and Related Transactions, and Director Independence	96

	14		Principal Accounting Fees and Services	96

PART IV	15		Exhibits and Financial Statement Schedules	97

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

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements. You should bear this in mind as you consider forward-looking statements. Factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results include those described in "Item 1A – Risk Factors" below as well as other risks and factors identified from time to time in our SEC filings.

ITEM 1. BUSINESS

INTRODUCTION

The New York Times Company (the "Company") was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company that currently includes newspapers, Internet businesses, a radio station, investments in paper mills and other investments. Financial information about our segments can be found in "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 17 of the Notes to the Consolidated Financial Statements. The Company and its consolidated subsidiaries are referred to collectively in this Annual Report on Form 10-K as "we," "our" and "us."

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our Web site http://www.nytco.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

We classify our businesses based on our operating strategies into two segments, the News Media Group and the About Group.

The News Media Group consists of the following:

–  The New York Times Media Group, which includes The New York Times ("The Times"), NYTimes.com, the International Herald Tribune (the "IHT"), IHT.com, our New York City radio station, WQXR-FM and related businesses;

–  the New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com, the Worcester Telegram & Gazette, in Worcester, Massachusetts (the "T&G"), the T&G's Web site, Telegram.com and related businesses; and

–  the Regional Media Group, which includes 14 daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina and related businesses.

The About Group consists of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com. Calorie-Count.com, acquired on September 14, 2006, offers weight loss tools and nutritional information. UCompareHealthCare.com, acquired on March 27, 2007, provides dynamic Web-based interactive tools to enable users to measure the quality of certain healthcare services. ConsumerSearch.com, acquired on May 4, 2007, is a leading online aggregator and publisher of reviews of consumer products.

Additionally, we own equity interests in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine; approximately 17.5% in New England Sports Ventures, LLC ("NESV"), which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of New England Sports Network (the regional cable sports network that televises the Red Sox games) and 50% of Roush Fenway Racing, a leading NASCAR team; and 49% of Metro Boston LLC ("Metro Boston"), which publishes a free daily newspaper catering to young professionals and students in the Greater Boston area.

On May 7, 2007, we sold our Broadcast Media Group, consisting of nine network-affiliated

Part I – THE NEW YORK TIMES COMPANY P.1

television stations, their related Web sites and the digital operating center, to Oak Hill Capital Partners, for approximately $575 million. The Broadcast Media Group is no longer included as a separate reportable segment of the Company and, in accordance with Statement of Financial Accounting Standards ("FAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Broadcast Media Group's results of operations are presented as discontinued operations and certain assets and liabilities are classified as held for sale for all periods presented before the Group's sale (see Note 4 of the Notes to the Consolidated Financial Statements). For purposes of comparability, certain prior year information has been reclassified to conform with this presentation.

On April 26, 2007, we sold a radio station, WQEW-AM, to Radio Disney, LLC for $40 million. Radio Disney had been providing substantially all of the station's programming through a time brokerage agreement since December 1998.

In October 2006, we sold our 50% ownership interest in Discovery Times Channel, a digital cable television channel, to Discovery Communications, Inc., for $100 million.

Revenue from individual customers and revenues, operating profit and identifiable assets of foreign operations are not significant.

Seasonal variations in advertising revenues cause our quarterly results to fluctuate. Second- and fourth-quarter advertising volume is typically higher than first- and third-quarter volume because economic activity tends to be lower during the winter and summer.

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

Below is a percentage breakdown of 2007 advertising revenue by division:

			Classified
	National	Retail and Preprint	Help Wanted	Real Estate	Auto	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	67%	13%	5%	8%	2%	3%	18%	2%	100%
New England Media Group	28	31	11	11	8	5	35	6	100
Regional Media Group	3	51	10	14	9	6	39	7	100
Total News Media Group	49	23	7	10	4	4	25	3	100

The New York Times Media Group

The New York Times

The Times, a daily (Monday through Saturday) and Sunday newspaper, commenced publication in 1851.

Circulation

The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 47% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 53% is sold elsewhere. On Sundays, approximately 42% of the circulation is sold in the greater New York City area and 58% elsewhere. According to reports filed with the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2007, The Times had the largest daily and Sunday circulation of all seven-day newspapers in the United States.

P. 2 2007 ANNUAL REPORT – Part I

The Times's average net paid weekday and Sunday circulation for the years ended December 30, 2007, and December 31, 2006, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2007	1,066.6	1,529.7
2006	1,103.6	1,637.7
Change	(37.0)	(108.0)

The decreases in weekday and Sunday copies sold in 2007 compared with 2006 were due to declines in home-delivery subscriptions, single copy sales and sponsored third-party sales due in part to our circulation strategy.

Approximately 62% of the weekday and 71% of the Sunday circulation was sold through home-delivery in 2007; the remainder was sold primarily on newsstands.

According to Mediamark Research & Intelligence, a provider of magazine audience and multi-media research data, and Nielsen Online, an Internet traffic measurement service, The Times reached approximately 19.1 million unduplicated readers in the United States in December 2007 via the weekday and Sunday newspaper, and NYTimes.com.

Advertising

According to data compiled by TNS Media Intelligence, an independent agency that measures advertising sales volume and estimates advertising revenue, The Times had a 50% market share in 2007 in advertising revenue among a national newspaper set that includes USA Today, The Wall Street Journal and The New York Times. Based on recent data provided by TNS Media Intelligence, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York City metropolitan area.

Production and Distribution

The Times is currently printed at its production and distribution facilities in Edison, N.J., and College Point, N.Y., as well as under contract at 21 remote print sites across the United States and one in Toronto, Canada. The Times intends to add an additional print site under contract in 2008.

We are consolidating our New York metro area printing into our newer facility in College Point, N.Y., and closing our older Edison, N.J., facility. As part of the consolidation, we purchased the Edison, N.J., facility and then sold it, with two adjacent properties we already owned, to a third party. The purchase and sale of the Edison, N.J., facility closed in the second quarter of 2007, relieving us of rental terms that were above market as well as certain restoration obligations under the original lease. The plant consolidation is expected to be completed in the first quarter of 2008.

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

NYTimes.com

The Times's Web site, NYTimes.com, reaches wide audiences across the New York metropolitan region, the nation and around the world. According to Nielsen Online, average monthly unique visitors in the United States viewing NYTimes.com reached 14.7 million in 2007 compared with 12.4 million in 2006.

NYTimes.com derives its revenue primarily from the sale of advertising. Advertising is sold to both national and local customers and includes online display advertising (banners, half-page units, interactive multi-media), classified advertising (help-wanted, real estate, automobiles) and contextual advertising (links supplied by Google). In 2007, The Times discontinued TimesSelect, a product offering subscribers exclusive online access to columnists of The Times and the IHT and to The Times's archives.

On August 28, 2006, we acquired Baseline StudioSystems ("Baseline"), a leading online subscription database and research service for information on the film and television industries. Baseline's financial results are part of NYTimes.com.

International Herald Tribune

The IHT, a daily (Monday through Saturday) newspaper, commenced publishing in Paris in 1887, is printed at 35 sites throughout the world and is sold in more than 180 countries. The IHT's average circulation for the years ended December 30, 2007, and December 31, 2006, were 241,852 (estimated) and 242,073. These figures follow the guidance of Diffusion Controle, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most of France's newspapers and magazines. The final 2007 figure will not be available until April 2008. In 2007, 60% of the circulation was sold in Europe, the Middle East and Africa, 38% was sold in the Asia Pacific region and 2% was sold in the Americas.

The IHT's Web site, IHT.com, reaches wide audiences around the world. According to IHT's

Part I – THE NEW YORK TIMES COMPANY P.3

internal reports, average unique visitors to IHT.com reached 4.6 million per month in 2007 compared with 3.1 million per month in 2006.

Other Businesses

The New York Times Media Group's other businesses include:

–  The New York Times Index, which produces and licenses The New York Times Index, a print publication,

–  Digital Archive Distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets, and

–  The New York Times News Services Division. The New York Times News Services Division is made up of Syndication Sales, which transmits articles, graphics and photographs from The Times, the Globe and other publications to over 1,000 newspapers and magazines in the United States and in more than 80 countries worldwide; Business Development, which comprises Photo Archives, Book Development, Rights & Permissions, licensing and a small publication unit; and New York Times Radio, which includes our New York City classical music radio station, WQXR-FM, and New York Times Radio News, which creates Times-branded content for a variety of audio platforms, including newscasts, features and podcasts. Our radio station is operated under a license from the FCC and is subject to FCC regulation. Radio license renewals are typically granted for terms of eight years. The license renewal application for WQXR was granted for an eight-year term expiring June 1, 2014.

On April 26, 2007, we completed the sale of a radio station, WQEW-AM, which was part of The New York Times Media Group, to Radio Disney, LLC for $40 million. Radio Disney had been providing substantially all of WQEW's programming through a time brokerage agreement since December 1998.

New England Media Group

The Globe, Boston.com, the T&G, and Telegram.com constitute our New England Media Group. The Globe is a daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1872. The T&G is a daily (Monday through Saturday) newspaper, which began publishing in 1866. Its Sunday companion, the Sunday Telegram, began in 1884.

Circulation

The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC, for the six-month period ended September 30, 2007, the Globe ranked first in New England for both daily and Sunday circulation volume.

The Globe's average net paid weekday and Sunday circulation for the years ended December 30, 2007, and December 31, 2006, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2007	365.6	546.6
2006	387.4	585.0
Change	(21.8)	(38.4)

The decreases in weekday and Sunday copies sold in 2007 compared with 2006 were due in part to a directed effort to improve circulation profitability by reducing steep discounts on home-delivery copies and by decreasing the Globe's less profitable other-paid circulation (primarily hotel and third-party copies sponsored by advertisers). Third-party copies are less desired by advertisers than those bought by individuals on the newsstand or through subscription.

Approximately 74% of the Globe's weekday circulation and 72% of its Sunday circulation was sold through home-delivery in 2007; the remainder was sold primarily on newsstands.

According to Scarborough Research, the average unduplicated readers of the Globe, via the weekday and Sunday newspaper, and visitors of Boston.com reached approximately 2.3 million per month in the Boston local market in 2007.

The T&G, the Sunday Telegram and several Company-owned non-daily newspapers – some published under the name of Coulter Press – circulate throughout Worcester County and northeastern Connecticut. The T&G's average net paid weekday and Sunday circulation, for the years ended December 30, 2007, and December 31, 2006, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2007	84.9	99.8
2006	89.8	105.5
Change	(4.9)	(5.7)

Advertising

Based on information supplied by major daily newspapers published in New England and assembled by the New England Newspaper Association, Inc. for the year ended December 30, 2007, the Globe ranked first and the T&G ranked seventh in advertising inches among all daily newspapers in New England.

P. 4 2007 ANNUAL REPORT – Part I

Production and Distribution

All editions of the Globe are printed and prepared for delivery at its main Boston plant or its Billerica, Mass. satellite plant. Virtually all of the Globe's home-delivered circulation was delivered in 2007 by a third-party service provider.

Boston.com

The Globe's Web site, Boston.com, reaches wide audiences in the New England region, the nation and around the world. In the United States, according to Nielsen Online, average unique visitors to Boston.com reached 4.3 million per month in 2007 compared with 4.0 million per month in 2006.

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

The average weekday and Sunday circulation for the year ended December 30, 2007, for each of the daily newspapers are shown below:

	Circulation			Circulation
Daily Newspapers	Daily	Sunday	Daily Newspapers	Daily	Sunday
The Gadsden Times (Ala.)	19,388	20,572	The Ledger (Lakeland, Fla.)	65,362	81,611
The Tuscaloosa News (Ala.)	32,744	34,646	The Courier (Houma, La.)	17,884	19,207
TimesDaily (Florence, Ala.)	28,938	30,540	Daily Comet (Thibodaux, La.)	10,630	N/A
The Press Democrat (Santa Rosa, Calif.)	81,071	81,583	The Dispatch (Lexington, N.C.)	10,709	N/A
Sarasota Herald-Tribune (Fla.)	103,126	117,674	Times-News (Hendersonville, N.C.)	17,289	17,846
Star-Banner (Ocala, Fla.)	45,982	49,949	Wilmington Star-News (N.C.)	48,733	56,026
The Gainesville Sun (Fla.)	46,085	49,773	Herald-Journal (Spartanburg, S.C.)	43,717	51,411

The Petaluma Argus-Courier, in Petaluma, Calif., our only paid subscription weekly newspaper, had an average weekly circulation for the year ended December 30, 2007, of 7,321 copies. The North Bay Business Journal, a weekly business-to-business publication, had an average weekly circulation for the year ended December 30, 2007, of 5,232 copies.

ABOUT GROUP

The About Group includes the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com. About.com is one of the Web's leading producers of online content, providing users with information and advice on thousands of topics. One of the top 15 most visited Web sites in 2007, About.com has 36 million average monthly unique visitors in the United States (per Nielsen Online) and 53 million average monthly unique visitors worldwide (per About.com's internal metrics). Over 650 topical advisors or "Guides" write about more than 57,000 topics and have generated nearly 1.9 million pieces of original content. About.com does not charge a subscription fee for access to its Web site. It generates revenues through display advertising relevant to the adjacent content, cost-per-click advertising (sponsored links for which About.com is paid when a user clicks on the ad) and e-commerce (including sales lead generation).

On September 14, 2006, we acquired Calorie-Count.com, a site that offers weight loss tools and nutritional information.

On March 27, 2007, we acquired UCompareHealthCare.com, a site that provides dynamic Web-based interactive tools to enable users to measure the quality of certain healthcare services. On May 4, 2007, we acquired ConsumerSearch.com, a leading online aggregator and publisher of reviews of consumer products.

Part I – THE NEW YORK TIMES COMPANY P.5

How About.com Generates Revenues

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

We have ownership interests in one newsprint mill and one mill producing supercalendered paper, a high finish paper used in some magazines and preprinted inserts, which is a higher-value grade than newsprint (the "Forest Products Investments"), as well as in NESV and Metro Boston. These investments are accounted for under the equity method and reported in "Investments in Joint Ventures" in our Consolidated Balance Sheets. For additional information on our investments, see Note 6 of the Notes to the Consolidated Financial Statements.

Forest Products Investments

We have a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by AbitibiBowater Inc. ("AbitibiBowater"), a global manufacturer of paper, market pulp and wood products. Malbaie manufactures newsprint on the paper machine it owns within AbitibiBowater's paper mill in Clermont, Quebec. Malbaie is wholly dependent upon AbitibiBowater for its pulp, which is purchased by Malbaie from AbitibiBowater's paper mill in Clermont, Quebec. In 2007, Malbaie produced 212,000 metric tons of newsprint, of which approximately 44% was sold to us, with the balance sold to AbitibiBowater for resale.

We have a 40% equity interest in a partnership operating a supercalendered paper mill in Madison, Maine, Madison Paper Industries ("Madison"). Madison purchases the majority of its wood from local suppliers, mostly under long-term contracts. In 2007, Madison produced 200,000 metric tons, of which approximately 8% was sold to us.

Malbaie and Madison are subject to comprehensive environmental protection laws, regulations and orders of provincial, federal, state and local authorities of Canada or the United States (the

P. 6 2007 ANNUAL REPORT – Part I

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

Other Joint Ventures

We own an interest of approximately 17.5% in NESV, which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team.

We own a 49% interest in Metro Boston, which publishes a free daily newspaper catering to young professionals and students in the Greater Boston area.

RAW MATERIALS

The primary raw materials we use are newsprint and supercalendered paper. We purchase newsprint from a number of North American producers. A significant portion of such newsprint is purchased from AbitibiBowater, which was formed by the October 2007 merger of Abitibi-Consolidated Inc. and Bowater Incorporated and is one of the largest publicly traded pulp and paper manufacturers in the world.

In 2007 and 2006, we used the following types and quantities of paper (all amounts in metric tons):

	Newsprint		Coated, Supercalendered and Other Paper
	2007(3)	2006	2007(3)	2006
The New York Times Media Group(1,2)	226,000	257,000	30,400	32,600
New England Media Group(1)	85,000	97,000	3,700	4,300
Regional Media Group	70,000	80,000	–	–
Total	381,000	434,000	34,100	36,900

(1)  The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine, T: The New York Times Style Magazine and the Globe's Sunday Magazine.

(2)  In the third quarter of 2007, The Times decreased the size of its printed page from 13.5 by 22 inches to 12 by 22 inches.

(3)  2007 usages included 52 weeks compared with 53 weeks in 2006 because of our fiscal calendar.

The paper used by The New York Times Media Group, the New England Media Group and the Regional Media Group was purchased from unrelated suppliers and related suppliers in which we hold equity interests (see "Forest Products Investments").

As part of our efforts to reduce our newsprint consumption, we reduced the size of all editions of The Times, with the printed page decreasing from 13.5 by 22 inches to 12 by 22 inches. We also reduced the size of all editions of the Globe from 12.5 by 22 inches to 12 by 22 inches, which was completed at the end of 2007.

COMPETITION

Our media properties and investments compete for advertising and consumers with other media in their respective markets, including paid and free newspapers, Web sites, broadcast, satellite and cable television, broadcast and satellite radio, magazines, direct marketing and the Yellow Pages.

The Times competes for advertising and circulation primarily with national newspapers such as The Wall Street Journal and USA Today, newspapers of general circulation in New York City and its suburbs, other daily and weekly newspapers and television stations and networks in markets in which The Times circulates, and some national news and lifestyle magazines.

The IHT's and IHT.com's key competitors include all international sources of English language news, including The Wall Street Journal's European and Asian Editions, the Financial Times, Time, Newsweek International and The Economist, satellite news channels CNN, CNNi, Sky News and BBC, and various Web sites.

Part I – THE NEW YORK TIMES COMPANY P.7

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

NESV competes in the Boston (and through its interest in Roush Fenway Racing, in the national) consumer entertainment market, primarily with other professional sports teams and other forms of live, film and broadcast entertainment.

Baseline competes with other online database and research services that provide information on the film and television industries, such as IMDb.com, TV.com and HollywoodReporter.com.

EMPLOYEES

As of December 30, 2007, we had approximately 10,231 full-time equivalent employees.

Employees
The New York Times Media Group	4,408
New England Media Group	2,656
Regional Media Group	2,557
The About Group	199
Corporate/Shared Services	411
Total Company	10,231

Labor Relations

Approximately 2,700 full-time equivalent employees of The Times and City & Suburban are represented by 11 unions with 12 labor agreements. Approximately 1,520 full-time equivalent employees of the Globe are represented by 10 unions with 12 labor agreements. Collective bargaining agreements, covering the following categories of employees, with the expiration dates noted below, are either in effect or have expired, and negotiations for new contracts are ongoing. We cannot predict the timing or the outcome of the various negotiations described below.

	Employee Category	Expiration Date
The Times	Mailers	March 30, 2006 (expired)
	Stereotypers	March 30, 2007 (expired)
	New Jersey operating engineers	Upon closing of the Edison, N.J., facility in 2008
	Machinists	March 30, 2009
	Electricians	March 30, 2009
	New York Newspaper Guild	March 30, 2011
	Paperhandlers	March 30, 2014
	Typographers	March 30, 2016
	Pressmen	March 30, 2017
	Drivers	March 30, 2020
City & Suburban	Building maintenance employees	May 31, 2009
	Drivers	March 30, 2020
The Globe	Garage mechanics	December 31, 2004 (expired)
	Machinists	December 31, 2004 (expired) (interest arbitration)
	Paperhandlers	December 31, 2004 (expired)
	Engravers	December 31, 2007 (expired)
	Warehouse employees	December 31, 2007 (expired)
	Drivers	December 31, 2008
	Technical services group	December 31, 2009
	Boston Newspaper Guild (representing non-production employees)	December 31, 2009
	Typographers	December 31, 2010
	Pressmen	December 31, 2010
	Boston Mailers Union	December 31, 2010
	Electricians	December 31, 2012

P.8 2007 ANNUAL REPORT – Part I

The IHT has approximately 328 employees worldwide, including approximately 215 located in France, whose terms and conditions of employment are established by a combination of French National Labor Law, industry wide collective agreements and company-specific agreements.

NYTimes.com and New York Times Radio also have unions representing some of their employees.

Approximately one-third of the 641 employees of the T&G are represented by four unions. Labor agreements with three production unions expire on August 31, 2008, October 8, 2008 and November 30, 2016. The labor agreements with the Providence Newspaper Guild, representing newsroom and circulation employees, expired on August 31, 2007.

Of the 246 full-time employees at The Press Democrat, 96 are represented by three unions. The labor agreement with the Pressmen expires in December 2008. The labor agreement with the Newspaper Guild expires in December 2011 and the labor agreement with the Teamsters, which represents certain employees in the circulation department, expires in June 2011. There is no longer a labor agreement with the Typographical Union as the last bargaining unit member retired in 2006.

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

This competition has intensified as a result of digital media technologies. Distribution of news, entertainment and other information over the Internet, as well as through mobile phones and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, we expect advertisers to allocate larger portions of their advertising budgets to digital media, such as Web sites and search engines, which can offer more measurable returns than traditional print media through pay-for-performance and keyword-targeted advertising.

In recent years, Web sites that feature help wanted, real estate and/or automobile advertising have become competitors of our newspapers and Web sites for classified advertising, contributing to significant declines in print advertising. We may experience greater competition from specialized Web sites in other areas, such as travel and entertainment advertising. Some of these competitors may have more expertise in a particular advertising category, and within such category, larger advertiser or user bases, and more brand recognition or technological features than we offer.

We are aggressively developing online offerings, both through internal growth and acquisitions. However, while the amount of advertising on our Web sites has continued to increase, we will experience a decline in advertising revenues if we are unable to attract advertising to our Web sites in volumes sufficient to offset declines in print advertising, for which rates are generally higher than for Internet advertising.

We have placed emphasis on building our digital businesses. Failure to fulfill this undertaking would adversely affect our brands and businesses prospects.

Our growth depends to a significant degree upon the development of our digital businesses. In order for our digital businesses to grow and succeed over the long-term, we must, among other things:

–  significantly increase our online traffic and revenue;

–  attract and retain a base of frequent visitors to our Web sites;

–  expand the content, products and tools we offer in our Web sites;

–  respond to competitive developments while maintaining a distinct brand identity;

–  attract and retain talent for critical positions;

–  maintain and form relationships with strategic partners to attract more consumers;

–  continue to develop and upgrade our technologies; and

–  bring new product features to market in a timely manner.

We cannot assure that we will be successful in achieving these and other necessary objectives. If we are not successful in achieving these objectives, our business, financial condition and prospects could be adversely affected.

Part I – THE NEW YORK TIMES COMPANY P.9

Our Internet advertising revenues depend in part on our ability to generate traffic.

Our ability to attract advertisers to our Web sites depends partly on our ability to generate traffic to our Web sites, especially in categories of information being particularly sought by Internet advertisers, and partly on the rate at which users click through on advertisements. Advertising revenues from our Web sites may be negatively affected by fluctuations or decreases in our traffic levels.

The Web sites of the About Group, including About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com, rely on search engines for a substantial amount of their traffic. For example, we estimate that approximately 70% of About.com's traffic is generated through search engines, while an estimated 25% of its users enter through its home and channel pages and 5% come from links from other Web sites and blogs. Our other Web sites also rely on search engines for traffic, although to a lesser degree than the Web sites of the About Group. Search engines (including Google, the primary search engine directing traffic to the Web sites of the About Group and many of our other sites) may, at any time, decide to change the algorithms responsible for directing search queries to Web pages. Such changes could lead to a significant decrease in traffic and, in turn, Internet advertising revenues.

New technologies could block our advertisements, which could adversely affect our operating results.

New technologies have been developed, and are likely to continue to be developed, that can block the display of our advertisements. Most of our Internet advertising revenues are derived from fees paid to us by advertisers in connection with the display of advertisements. As a result, advertisement-blocking technology could in the future adversely affect our operating results.

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

A prolonged decline in circulation copies would have a material effect on the rate and volume of advertising revenues (as rates reflect circulation and readership, among other factors). To maintain our circulation base, we may incur additional costs, and we may not be able to recover these costs through circulation and advertising revenues. We have sought to reduce our other-paid circulation and to focus promotional spending on individually paid circulation, which is generally more valued by advertisers. If those promotional efforts are unsuccessful, we may see further declines.

Difficult economic conditions in the United States, the regions in which we operate or specific economic sectors could adversely affect the profitability of our businesses.

National and local economic conditions, particularly in the New York City and Boston metropolitan regions, as well as in Florida and California, affect the levels of our retail, national and classified advertising revenue. Negative economic conditions in these and other markets could adversely affect our level of advertising revenues and an unanticipated downturn or a failure of market conditions to improve, such as in Florida and California as a result of the recent downturn in the housing markets, could adversely affect our performance.

Our advertising revenues are affected by economic and competitive changes in significant advertising categories. These revenues may be adversely affected if key advertisers change their advertising practices, as a result of shifts in spending patterns or priorities, structural changes, such as consolidations, or the cessation of operations. Help wanted, real estate and automotive classified listings, which are important categories at all of our newspaper properties, have declined as less expensive or free online alternatives have proliferated and as a result of economic changes, such as the recent local and nationwide downturn in the housing markets.

The success of our business depends substantially on our reputation as a provider of quality journalism and content.

We believe that our products have excellent reputations for quality journalism and content. These reputations are based in part on consumer perceptions and could be damaged by incidents that erode consumer trust. To the extent consumers perceive the

P. 10 2007 ANNUAL REPORT – Part I

quality of our content to be less reliable, our ability to attract readers and advertisers may be hindered.

The proliferation of consumer digital media, mostly available at no cost, challenges the traditional media model, in which quality journalism has primarily been supported by print advertising revenues. If consumers fail to differentiate our content from other content providers, on the Internet or otherwise, we may experience a decline in revenues.

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

Our potential inability to execute cost-control measures successfully could result in total operating costs that are greater than expected.

We have taken steps to lower our costs by reducing staff and employee benefits and implementing general cost-control measures, and we expect to continue cost-control efforts. If we do not achieve expected savings as a result or if our operating costs increase as a result of our growth strategy, our total operating costs may be greater than anticipated. Although we believe that appropriate steps have been and are being taken to implement cost-control efforts, if not managed properly, such efforts may affect the quality of our products and our ability to generate future revenue. In addition, reductions in staff and employee benefits could adversely affect our ability to attract and retain key employees.

The price of newsprint has historically been volatile, and a significant increase would have an adverse effect on our operating results.

The cost of raw materials, of which newsprint is the major component, represented 9% of our total costs in 2007. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

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

A significant number of our employees are unionized, and our results could be adversely affected if labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.

Approximately 47% of our full-time work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Although we have in place long-term contracts for a substantial portion of our unionized work force, our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise or if we are unable to negotiate labor contracts on reasonable terms, our ability to produce and deliver our most significant products could be impaired. In addition, our ability to make short-term adjustments to control compensation and benefits costs is limited by the terms of our collective bargaining agreements.

There can be no assurance of the success of our efforts to develop new products and services for evolving markets due to a number of factors, some of which are beyond our control.

There are substantial uncertainties associated with our efforts to develop new products and services for evolving markets, and substantial investments may be required. These efforts are to a large extent dependent on our ability to acquire, develop, adopt and exploit new and existing technologies to distinguish our products and services from those of our competitors. The success of these ventures will be determined by our efforts, and in some cases by those of our partners, fellow investors and licensees. Initial timetables for the introduction and development of new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as the development of competitive alternatives, rapid technological change, regulatory changes and shifting market preferences, may cause new markets to move in unanticipated directions. Some of our existing competitors and

Part I – THE NEW YORK TIMES COMPANY P.11

possible additional entrants may also have greater operational, financial, strategic, technological, personnel or other resources than we do. If our competitors are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our revenues could decline.

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, our assets may lose value.

We own valuable brands and content, which we attempt to protect through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our services, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. In addition, laws may vary from country to country and it may be more difficult to protect and enforce our intellectual property rights in some foreign jurisdictions or in a cost-effective manner. If we are unable to procure, protect and enforce our intellectual property rights, then we may not realize the full value of these assets, and our business may suffer.

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

Acquisitions involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing these acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing), differing levels of management and internal control effectiveness at the acquired entities and other unanticipated problems and liabilities. Competition for certain types of acquisitions, particularly Internet properties, is significant. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy and may fall short of expected return on investment targets.

Divestitures also have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification.

From time to time, we make non-controlling minority investments in private entities. We may have limited voting rights and an inability to influence the direction of such entities. Therefore, the success of these ventures may be dependent upon the efforts of our partners, fellow investors and licensees. These investments are generally illiquid, and the absence of a market inhibits our ability to dispose of them. If the value of the companies in which we invest declines, we may be required to take a charge to earnings.

Changes in our credit ratings and macroeconomic conditions may affect our borrowing costs.

Our short- and long-term debt is rated investment grade by the major rating agencies. These investment-grade credit ratings afford us lower borrowing rates in the commercial paper markets, revolving credit agreements and in connection with senior debt offerings. To maintain our investment-grade ratings, the credit rating agencies require us to meet certain financial performance ratios. Increased debt levels and/or decreased earnings could result in downgrades in our credit ratings, which, in turn, could impede access to the debt markets, reduce the total amount of commercial paper we could issue, raise our commercial paper borrowing costs and/or raise our long-term debt borrowing rates, including under our revolving credit agreements, which bear interest at specified margins based on our credit ratings. Our ability to use debt to fund major new acquisitions or capital intensive internal initiatives will also be limited to the extent we seek to maintain investment-grade credit ratings for our

P. 12 2007 ANNUAL REPORT – Part I

debt. In addition, changes in the financial and equity markets, including market disruptions and significant interest rate fluctuations, may make it more difficult for us to obtain financing for our operations or investments or it may increase the cost of obtaining financing.

Sustained increases in costs of providing pension and employee health and welfare benefits may reduce our profitability.

Employee benefits, including pension expense, account for approximately 9% of our total operating costs. As a result, our profitability is substantially affected by costs of pension benefits and other employee benefits. We have funded, qualified non-contributory defined benefit retirement plans that cover substantially all employees, and non-contributory unfunded supplemental executive retirement plans that supplement the coverage available to certain executives. Two significant elements in determining pension income or pension expense are the expected return on plan assets and the discount rate used in projecting benefit obligations. Large declines in the stock or bond markets would lower our rates of return and could increase our pension expense and cause additional cash contributions to the pension plans. In addition, a lower discount rate driven by lower interest rates would increase our pension expense by increasing the calculated value of our liabilities.

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

All of our operations are subject to government regulation in the jurisdictions in which they operate. Due to the wide geographic scope of its operations, the IHT is subject to regulation by political entities throughout the world. In addition, our Web sites are available worldwide and are subject to laws regulating the Internet both within and outside the United States. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Part I – THE NEW YORK TIMES COMPANY P.13

ITEM 2. PROPERTIES

The general character, location, terms of occupancy and approximate size of our principal plants and other materially important properties as of December 30, 2007, are listed below.

General Character of Property	Approximate Area in Square Feet (Owned)		Approximate Area in Square Feet (Leased)
News Media Group
Printing plants, business and editorial offices, garages and warehouse space located in:
New York, N.Y.	825,000	(1)	148,822
College Point, N.Y.	–		515,000	(2)
Edison, N.J.	–		1,300,000	(3)
Boston, Mass.	703,217		24,474
Billerica, Mass.	290,000		–
Other locations	1,457,482		716,353
About Group	–		52,260
Total	3,275,699		2,756,909

(1)  The 825,000 square feet owned consists of space we own in our new headquarters.

(2)  We are leasing a 31-acre site in College Point, N.Y., where our printing and distribution plant is located, and have the option to purchase the property at any time prior to the end of the lease in 2019.

(3)  We are in the process of consolidating the printing operations of a facility we lease in Edison, N.J., into our newer facility in College Point, N.Y. After evaluating the options with respect to the original lease, we decided it was financially prudent to purchase the Edison, N.J., facility and sell it, with two adjacent properties we already owned, to a third party. The purchase and sale of the Edison, N.J., facility closed in the second quarter of 2007, relieving us of rental terms that were above market as well as certain restoration obligations under the original lease. We expect to complete the plant consolidation in the first quarter of 2008.

Our new headquarters, which is located in the Times Square area, contains approximately 1.54 million gross square feet of space, of which 825,000 gross square feet is owned by us. We have leased five floors, totaling approximately 155,000 square feet. For additional information on the new headquarters, see Note 18 of the Notes to the Consolidated Financial Statements.

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

P.14 2007 ANNUAL REPORT – Part I

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 26, 2008
Corporate Officers

Arthur Sulzberger, Jr.	56	1978	Chairman (since 1997) and Publisher of The Times (since 1992)

Janet L. Robinson	57	1983	President and Chief Executive Officer (since 2005); Executive Vice President and Chief Operating Officer (2004); Senior Vice President, Newspaper Operations (2001 to 2004); President and General Manager of The Times (1996 to 2004)

Michael Golden	58	1984	Vice Chairman (since 1997); Publisher of the IHT (2003 to January 2008); Senior Vice President (1997 to 2004)

James M. Follo	48	2007	Senior Vice President and Chief Financial Officer (since 2007); Chief Financial and Administrative Officer, Martha Stewart Living Omnimedia, Inc. (2001 to 2006)

Martin A. Nisenholtz	52	1995	Senior Vice President, Digital Operations (since 2005); Chief Executive Officer, New York Times Digital (1999 to 2005)

David K. Norton	52	2006	Senior Vice President, Human Resources (since 2006); Vice President, Human Resources, Starwood Hotels & Resorts, and Executive Vice President, Starwood Hotels & Resorts Worldwide, Inc. (2000 to 2006)

R. Anthony Benten	44	1989	Vice President (since 2003); Corporate Controller (since 2007); Treasurer (2001 to 2007)

Kenneth A. Richieri	56	1983	Senior Vice President (since December 2007) and General Counsel (since 2006); Vice President (2002 to December 2007); Deputy General Counsel (2001 to 2005); Vice President and General Counsel, New York Times Digital (1999 to 2003)

Part I – THE NEW YORK TIMES COMPANY P.15

Name	Age	Employed By Registrant Since		Recent Position(s) Held as of February 26, 2008
Operating Unit Executives

P. Steven Ainsley	55	1982		Publisher of The Globe (since 2006); President and Chief Operating Officer, Regional Media Group (2003 to 2006)

Scott H. Heekin-Canedy	56	1987	(1)	President and General Manager of The Times (since 2004); Senior Vice President, Circulation of The Times (1999 to 2004)

Mary Jacobus	51	2005		President and Chief Operating Officer, Regional Media Group (since 2006); President and General Manager, The Globe (2005 to 2006); President and Chief Executive Officer, Fort Wayne Newspapers and Publisher, News Sentinel (2002 to 2005)

(1)  Mr. Heekin-Canedy left the Company in 1989 and returned in 1992.

P.16 2007 ANNUAL REPORT – Part I

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of February 22, 2008, was as follows: Class A Common Stock: 7,994; Class B Common Stock: 30.

Both classes of our common stock participate equally in our quarterly dividends. In 2007, dividends were paid in the amount of $.175 in March and in the amount of $.23 per share in June, September and December. In 2006, dividends were paid in the amount of $.165 per share in March and in the amount of $.175 per share in June, September and December. We currently expect to continue to pay comparable cash dividends in the future, although changes in our dividend program will depend on our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant by our Board of Directors.

The following table sets forth, for the periods indicated, the closing high and low sales prices for the Class A Common Stock as reported on the New York Stock Exchange.

Quarters	2007		2006
	High	Low	High	Low
First Quarter	$26.40	$22.90	$28.90	$25.30
Second Quarter	26.55	23.40	25.70	22.88
Third Quarter	24.83	19.22	24.54	21.58
Fourth Quarter	20.65	16.45	24.87	22.29

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	29,599,000	(1)	$40	6,644,000	(2)
Employee Stock Purchase Plan	–		–	7,924,000	(3)
Stock awards	688,000	(4)	–	508,000	(5)
Total	30,287,000		–	15,076,000
Equity compensation plans not approved by security holders	None		None	None

(1)  Includes shares of Class A stock to be issued upon exercise of stock options granted under our 1991 Executive Stock Incentive Plan (the "NYT Stock Plan"), our Non-Employee Directors' Stock Option Plan and our 2004 Non-Employee Directors' Stock Incentive Plan (the "2004 Directors' Plan").

(2)  Includes shares of Class A stock available for future stock options to be granted under the NYT Stock Plan and the 2004 Directors' Plan. The 2004 Directors' Plan provides for the issuance of up to 500,000 shares of Class A stock in the form of stock options or restricted stock awards. The amount reported for stock options includes the aggregate number of securities remaining (approximately 328,000 as of December 30, 2007) for future issuances under that plan.

(3)  Includes shares of Class A stock available for future issuance under our Employee Stock Purchase Plan.

(4)  Includes shares of Class A stock to be issued upon conversion of restricted stock units and retirement units under the NYT Stock Plan.

(5)  Includes shares of Class A stock available for stock awards under the NYT Stock Plan.

Part II – THE NEW YORK TIMES COMPANY P.17

PERFORMANCE PRESENTATION

The following graph shows the annual cumulative total stockholder return for the five years ending December 30, 2007, on an assumed investment of $100 on December 29, 2002, in the Company, the Standard & Poor's S&P 500 Stock Index and an index of peer group communications companies. The peer group returns are weighted by market capitalization at the beginning of each year. The peer group is comprised of the Company and the following other communications companies: Gannett Co., Inc., Media General, Inc., The McClatchy Company and The Washington Post Company. The five-year cumulative total stockholder return graph excludes Dow Jones & Company, Inc. and Tribune Company, which were previously included, as they were each acquired in 2007. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming monthly reinvestment of dividends, and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.

Stock Performance Comparison Between S&P 500, The New York Times
Company's Class A Common Stock and Peer Group Common Stock

UNREGISTERED SALES OF EQUITY SECURITIES

During the fourth quarter of 2007, we issued 6,938 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

P. 18 2007 ANNUAL REPORT – Part II

(c) ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares of Class A Common Stock Purchased (a)		Average Price Paid Per Share of Class A Common Stock (b)	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs (d)
October 1, 2007- November 4, 2007	110		$20.54	–	$91,762,000
November 5, 2007- December 2, 2007	20,044		$18.82	20,000	$91,386,000
December 3, 2007- December 30, 2007	125,883		$16.67	–	$91,386,000
Total for the fourth quarter of 2007	146,037	(2)	$16.97	20,000	$91,386,000

(1)  Except as otherwise noted, all purchases were made pursuant to our publicly announced share repurchase program. On April 13, 2004, our Board of Directors (the "Board") authorized repurchases in an amount up to $400 million. As of February 22, 2008, we had authorization from the Board to repurchase an amount of up to approximately $91 million of our Class A Common Stock. The Board has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

(2)  Includes 126,037 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the NYT Stock Plan. The shares were repurchased by us pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Part II – THE NEW YORK TIMES COMPANY P.19

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes. The Broadcast Media Group's results of operations have been presented as discontinued operations, and certain assets and liabilities are classified as held for sale for all periods presented before the Group's sale in 2007 (see Note 4 of the Notes to the Consolidated Financial Statements). The page following the table shows certain items included in Selected Financial Data. All per share amounts on that page are on a diluted basis. All fiscal years presented in the table below comprise 52 weeks, except 2006, which comprises 53 weeks.

	As of and for the Years Ended
(In thousands)	December 30, 2007	December 31, 2006	December 25, 2005	December 26, 2004	December 28, 2003
Statement of Operations Data
Revenues	$3,195,077	$3,289,903	$3,231,128	$3,159,412	$3,091,546
Total operating costs	2,928,070	2,996,081	2,911,578	2,696,799	2,595,215
Net loss on sale of assets	68,156	–	–	–	–
Gain on sale of WQEW-AM	39,578	–	–	–	–
Impairment of intangible assets	11,000	814,433	–	–	–
Gain on sale of assets	–	–	122,946	–	–
Operating profit/(loss)	227,429	(520,611)	442,496	462,613	496,331
Interest expense, net	39,842	50,651	49,168	41,760	44,757
Income/(loss) from continuing operations before income taxes and minority interest	184,969	(551,922)	407,546	429,305	456,628
Income/(loss) from continuing operations	108,939	(568,171)	243,313	264,985	277,731
Discontinued operations, net of income taxes – Broadcast Media Group	99,765	24,728	15,687	22,646	16,916
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(5,527)	–	–
Net income/(loss)	$208,704	$(543,443)	$253,473	$287,631	$294,647
Balance Sheet Data
Property, plant and equipment – net	$1,468,013	$1,375,365	$1,401,368	$1,308,903	$1,215,265
Total assets	3,473,092	3,855,928	4,564,078	3,994,555	3,854,659
Total debt, including commercial paper, borrowings under revolving credit agreements, capital lease obligations and construction loan	1,034,979	1,445,928	1,396,380	1,058,847	955,302
Stockholders' equity	978,200	819,842	1,450,826	1,354,361	1,353,585

P.20 2007 ANNUAL REPORT – Selected Financial Data

	As of and for the Years Ended
(In thousands, except ratios and per share and employee data)	December 30, 2007	December 31, 2006	December 25, 2005	December 26, 2004	December 28, 2003
Per Share of Common Stock
Basic earnings/(loss) per share
Income/(loss) from continuing operations	$0.76	$(3.93)	$1.67	$1.80	$1.85
Discontinued operations, net of income taxes – Broadcast Media Group	0.69	0.17	0.11	0.15	0.11
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(0.04)	–	–
Net income/(loss)	$1.45	$(3.76)	$1.74	$1.95	$1.96
Diluted earnings/(loss) per share
Income/(loss) from continuing operations	$0.76	$(3.93)	$1.67	$1.78	$1.82
Discontinued operations, net of income taxes – Broadcast Media Group	0.69	0.17	0.11	0.15	0.11
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(0.04)	–	–
Net income/(loss)	$1.45	$(3.76)	$1.74	$1.93	$1.93
Dividends per share	$.865	$.690	$.650	$.610	$.570
Stockholders' equity per share	$6.79	$5.67	$9.95	$9.07	$8.86
Average basic shares outstanding	143,889	144,579	145,440	147,567	150,285
Average diluted shares outstanding	144,158	144,579	145,877	149,357	152,840
Key Ratios
Operating profit/(loss) to revenues	7%	–16%	14%	15%	16%
Return on average common stockholders' equity	23%	–48%	18%	21%	23%
Return on average total assets	6%	–13%	6%	7%	8%
Total debt to total capitalization	51%	64%	49%	44%	41%
Current assets to current liabilities(1)	.68	.91	.95	.84	1.23
Ratio of earnings to fixed charges	3.75	– (2)	6.22	8.11	8.65
Full-Time Equivalent Employees	10,231	11,585	11,965	12,300	12,400

(1)  The current assets to current liabilities ratio is higher in years prior to 2007 because of the inclusion of the Broadcast Media Group's assets as assets held for sale in current assets.

(2)  Earnings were inadequate to cover fixed charges by $573 million for the year ended December 31, 2006, as a result of a non-cash impairment charge of $814.4 million ($735.9 million after tax).

Selected Financial Data – THE NEW YORK TIMES COMPANY P.21

The items below are included in the Selected Financial Data.

2007

The items below increased net income by $18.8 million or $.13 per share:

–  a $190.0 million pre-tax gain ($94.0 million after tax, or $.65 per share) from the sale of the Broadcast Media Group.

–  a $68.2 million net pre-tax loss ($41.3 million after tax, or $.29 per share) from the sale of assets, mainly our Edison, N.J., facility.

–  a $42.6 million pre-tax charge ($24.4 million after tax, or $.17 per share) for accelerated depreciation of certain assets at the Edison, N.J., facility, which we are in the process of closing.

–  a $39.6 million pre-tax gain ($21.2 million after tax, or $.15 per share) from the sale of WQEW-AM.

–  a $35.4 million pre-tax charge ($20.2 million after tax, or $.14 per share) for staff reductions.

–  an $11.0 million pre-tax, non-cash charge ($6.4 million after tax, or $.04 per share) for the impairment of an intangible asset at the T&G, whose results are included in the New England Media Group.

–  a $7.1 million pre-tax, non-cash charge ($4.1 million after tax, or $.03 per share) for the impairment of our 49% ownership interest in Metro Boston.

2006

The items below had an unfavorable effect on our results of $763.0 million or $5.28 per share:

–  an $814.4 million pre-tax, non-cash charge ($735.9 million after tax, or $5.09 per share) for the impairment of goodwill and other intangible assets at the New England Media Group.

–  a $34.3 million pre-tax charge ($19.6 million after tax, or $.14 per share) for staff reductions.

–  a $20.8 million pre-tax charge ($11.5 million after tax, or $.08 per share) for accelerated depreciation of certain assets at the Edison, N.J., facility.

–   a $14.3 million increase in pre-tax income ($8.3 million after tax, or $.06 per share) related to the additional week in our 2006 fiscal calendar.

–  a $7.8 million pre-tax loss ($4.3 million after tax, or $.03 per share) from the sale of our 50% ownership interest in Discovery Times Channel.

2005

The items below increased net income by $5.6 million or $.04 per share:

–  a $122.9 million pre-tax gain resulting from the sales of our previous headquarters ($63.3 million after tax, or $.43 per share) as well as property in Florida ($5.0 million after tax, or $.03 per share).

–  a $57.8 million pre-tax charge ($35.3 million after tax, or $.23 per share) for staff reductions.

–  a $32.2 million pre-tax charge ($21.9 million after tax, or $.15 per share) related to stock-based compensation expense. The expense in 2005 was significantly higher than in prior years due to our adoption of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("FAS 123-R"), in 2005.

–  a $9.9 million pre-tax charge ($5.5 million after tax, or $.04 per share) for costs associated with the cumulative effect of a change in accounting principle related to the adoption of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. A portion of the charge has been reclassified to conform to the presentation of the Broadcast Media Group as a discontinued operation.

2004

There were no items of the type discussed here in 2004.

2003

The item below increased net income by $8.5 million, or $.06 per share:

–  a $14.1 million pre-tax gain related to a reimbursement of remediation expenses at one of our printing plants.

P. 22 2007 ANNUAL REPORT – Selected Financial Data

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 30, 2007 and results of operations for the three years ended December 30, 2007. This item should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report.

EXECUTIVE OVERVIEW

We are a leading media and news organization serving our audiences through print, online, mobile and radio technology. Our segments and divisions are:

Our revenues were $3.2 billion in 2007. The percentage of revenues contributed by division is below.

News Media Group

The News Media Group generates revenues principally from print, online and radio advertising and through circulation. Other revenues, which make up the remainder of its revenues, primarily consist of revenues from wholesale delivery operations, news services/syndication, commercial printing, advertising service revenue, digital archives, TimesSelect (for periods before October 2007), Baseline and rental income. The News Media Group's main operating costs are employee-related costs and raw materials, primarily newsprint.

Executive Overview – THE NEW YORK TIMES COMPANY P.23

News Media Group revenues in 2007 by category and percentage share are below.

About Group

The About Group principally generates revenues from display advertising that is relevant to its adjacent content, cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), and e-commerce (including sales lead generation). Almost all of its revenues (95% in 2007) are derived from the sale of advertisements (display and cost-per-click advertising). Display advertising accounted for 51% of the About Group's total advertising revenues. The About Group's main operating costs are employee-related costs and content and hosting costs.

Joint Ventures

Our investments accounted for under the equity method are as follows:

–  a 49% interest in Metro Boston, which publishes a free daily newspaper in the Greater Boston area,

–  a 49% interest in a Canadian newsprint company, Malbaie,

–  a 40% interest in a partnership, Madison, operating a supercalendered paper mill in Maine, and

–  an approximately 17.5% interest in NESV, which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of the New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team.

Broadcast Media Group

On May 7, 2007, we sold the Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for approximately $575 million. This decision was a result of our ongoing analysis of our business portfolio and has allowed us to place an even greater emphasis on developing and integrating our print and growing digital businesses. We recognized a pre-tax gain on the sale of $190.0 million ($94.0 million after tax, or $.65 per share) in 2007, and we used the cash proceeds from the sale to repay our outstanding commercial paper obligation. The Broadcast Media Group is no longer included as a separate reportable segment of the Company. In accordance with FAS 144, the Broadcast Media Group's results of operations are presented as discontinued operations and certain assets and liabilities are classified as held for sale for all periods presented before the Group's sale.

Business Environment

We operate in the highly competitive media industry. We believe that a number of factors and industry trends have had, and will continue to have, a fundamental effect on our business and prospects. These include:

Increasing competition

Competition for advertising revenue that our businesses face affects our ability both to attract and retain advertisers and consumers and to maintain or increase our advertising rates. We expect technological developments will continue to favor digital media choices, intensifying the challenges posed by audience fragmentation.

We have expanded and will continue to expand our digital offerings; however, most of our revenues are currently from traditional print products. Our print advertising revenues have declined. We believe that this decline, particularly in classified advertising, is due to a shift to digital media or to other forms of media and marketing.

Economic conditions

Our advertising revenues, which account for approximately 63% of our News Media Group revenues, are susceptible to economic swings. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, as well as in Florida and California, affect the levels of our national, classified and retail advertising revenue.

In addition, a significant portion of our advertising revenues comes from studio entertainment, financial services, telecommunications, real estate and department store advertising. Real estate advertising, our largest classified category, was affected, and continues to be affected, by the nationwide slowdown in the housing market. Consolidation among key advertisers and changes in spending practices or priorities has depressed, and may continue to depress, our advertising revenue. We believe that categories that have historically generated significant amounts of advertising revenues for our businesses are likely to continue to be challenged in 2008. These include telecommunications and real estate advertising.

P. 24 2007 ANNUAL REPORT – Executive Overview

Circulation

Circulation is another significant source of revenue for us. In recent years, we, along with the newspaper industry as a whole, have experienced difficulty increasing circulation volume. This is due to, among other factors, increased competition from new media formats and sources, and shifting preferences among some consumers to receive all or a portion of their news from sources other than a newspaper.

Costs

Our most significant costs are employee-related costs and raw materials, which together account for approximately 50% of total costs. Changes in the price of newsprint or in employee-related costs can materially affect our operating results.

For a discussion of these and other factors that could affect our results of operations and financial condition, see "Forward-Looking Statements" and "Item 1A – Risk Factors."

Our Strategy

We anticipate that the challenges we currently face will continue, and we believe that the following elements are key to our efforts to address them.

New products and services

We are addressing the increasingly fragmented media landscape by building on the strength of our brands, particularly of The New York Times. Because of our high-quality content, we have very powerful and trusted brands that attract educated, affluent and influential audiences. To further leverage these brands, we have introduced and will continue to introduce a number of new products and services in print and online. We want to offer our customers news, information and entertainment wherever and whenever our audience want it and even in some ways they may not have envisioned in print or online, wireless or mobile, in text, graphics, audio, radio, video or even live events.

In 2007, our new products and services included new specialty magazines and print publications in New York, Boston and at the IHT, new print ad formats, and the expansion of the "T" magazine franchise in print, online and internationally.

Growth in Digital Operations

Online, our goal is to grow our digital businesses by broadening our audiences, deepening engagement and monetizing the usage of our sites. We have a more diversified revenue base mainly because NYTimes.com attracts a diverse base of national advertisers and About.com generates most of its revenues from display and cost-per-click advertising. Our goal for NYTimes.com is to build a fully interactive, news and information platform, achieving sustainable leadership positions in our most profitable content areas or verticals. We have made and plan to continue to make investments to grow our Web sites that have the highest advertiser demand.

In 2007, we concentrated on building out NYTimes.com's verticals in health, business and technology. We also strengthened our verticals at the About Group with acquisitions, particularly in health and increased editorial content by adding guides. We redesigned Boston.com and formed a strategic alliance with Monster Worldwide, Inc. to further build our online recruitment product offerings and enabled our online advertisers to buy across all our Web sites. In 2007, we acquired UCompareHealthCare.com, a site that provides consumers with access to quality ratings and related information on hospitals, nursing homes and doctors; and ConsumerSearch.com, a leading online aggregator and publisher of reviews of consumer products. All of these acquisitions leverage the About Group's audience scale by delivering traffic and more advertising opportunities to these sites.

Research and development capabilities

We are also trying to capitalize on the capabilities of our research and development team. This group stimulates innovation and cultural change as we rebalance our businesses for a more digital world. It anticipates consumer preferences and devises ways to satisfy them. Our R&D team has helped to: create new products and improve our brands, such as NYTimes.com's launch of a new product that allows readers to send and receive real estate listings on their mobile devices; develop new capabilities such as data mining and Web analytics; and pursue new relationships with leading Web entities, which should contribute to more cost-per-click advertising, increased presence on the Web and search services channeling traffic to our Web sites.

Rebalanced portfolio

We continually evaluate our businesses to determine whether they are meeting our targets for financial performance, growth and return on investment and whether they remain relevant to our strategy.

As a result of this analysis, in April 2007, we sold a radio station WQEW-AM and in May 2007 we sold our Broadcast Media Group in order to allow us to focus on developing our print and digital businesses.

We have made selective acquisitions and investments in 2007, such as the acquisitions of ConsumerSearch.com and UCompareHealthCare.com, consistent with our commitment to developing our digital businesses.

Executive Overview – THE NEW YORK TIMES COMPANY P.25

Cost management

Managing costs is a key component of our strategy. We continuously review our cost structure to ensure that we are operating our businesses efficiently. Our focus is on streamlining our operations and achieving cost benefits from productivity gains.

To reduce distribution costs and expand national circulation we added another print site for The New York Times in Salt Lake City in 2007, and a site in Dallas in January 2008, with an additional site scheduled to open later in 2008.

As part of our efforts to reduce costs, we are in the process of consolidating our New York metro area printing into our newer facility in College Point, N.Y., and closing our older Edison, N.J., facility. We expect to complete the plant consolidation in the first quarter of 2008. With the plant consolidation, we expect to save $30 million in lower operating costs annually and to avoid the need for approximately $50 million in capital investment at the Edison, N.J., facility over the next 10 years. We expect to make capital expenditures in the aggregate of $150 million to $160 million related to the plant consolidation project.

As part of the plant consolidation, we estimate costs to close the Edison, N.J., facility in the range of $87 million to $95 million, principally consisting of accelerated depreciation charges ($66 to $69 million), as well as staff reduction charges ($16 to $20 million) and plant restoration costs ($5 to $6 million). The majority of these costs have been recognized as of December 30, 2007, with the remaining amount to be recognized in the first quarter of 2008.

We reduced the size of all editions of The Times, the Globe, the T&G and four of our Regional Media Group papers. With the web-width reductions, we expect to save approximately $12 million annually from decreased newsprint consumption.

We have shifted away from less profitable circulation by reducing promotion, production, distribution and other related costs.

The majority of savings are expected to come from newly identified initiatives that will involve standardizing, streamlining, and consolidating processes and shifting staff to lower cost locations. The areas that present the greatest opportunity are general and administrative, production, technology, distribution and circulation sales.

2008 Expectations

The key expectations for 2008 are in the table below.

Item	2008 Expectation
Depreciation & amortization	$160 to $170 million(1)
Net income from joint ventures	$12 to $16 million
Interest expense	$50 to $60 million
Capital expenditures	$150 to $175 million(2)
Income tax rate	Approximately 41 percent

(1)  Includes approximately $5 million of accelerated depreciation expense in the first quarter of 2008 associated with the New York area plant consolidation project. Depreciation for the new headquarters building is expected to be $8 million per quarter.

(2)  Aside from significant projects, other capital spending is projected to be $65 to $75 million.

We believe we can achieve a reduction in cost from our year-end 2007 cash cost base of a total of approximately $230 million in 2008 and 2009, excluding the effects of inflation, staff reduction costs and one-time costs. About $130 million of these savings are expected in 2008.

P.26 2007 ANNUAL REPORT – Executive Overview

RESULTS OF OPERATIONS

Overview

Fiscal year 2007 and 2005 each comprise 52 weeks and fiscal year 2006 comprises 53 weeks. The effect of the 53rd week ("additional week") on the results of operations is discussed below.

	December 30,	December 31,	December 25,	% Change
	2007	2006	2005	07-06	06-05
(In thousands)	(52 weeks)	(53 weeks)	(52 weeks)
Revenues
Advertising	$2,047,468	$2,153,936	$2,139,486	(4.9)	0.7
Circulation	889,882	889,722	873,975	0.0	1.8
Other	257,727	246,245	217,667	4.7	13.1
Total revenues	3,195,077	3,289,903	3,231,128	(2.9)	1.8
Operating costs
Production costs:
Raw materials	259,977	330,833	321,084	(21.4)	3.0
Wages and benefits	646,824	665,304	652,216	(2.8)	2.0
Other	434,295	439,319	423,847	(1.1)	3.7
Total production costs	1,341,096	1,435,456	1,397,147	(6.6)	2.7
Selling, general and administrative costs	1,397,413	1,398,294	1,378,951	(0.1)	1.4
Depreciation and amortization	189,561	162,331	135,480	16.8	19.8
Total operating costs	2,928,070	2,996,081	2,911,578	(2.3)	2.9
Net loss on sale of assets	68,156	–	–	N/A	N/A
Gain on sale of WQEW-AM	39,578	–	–	N/A	N/A
Impairment of intangible assets	11,000	814,433	–	(98.6)	N/A
Gain on sale of assets	–	–	122,946	N/A	N/A
Operating profit/(loss)	227,429	(520,611)	442,496	*	*
Net (loss)/income from joint ventures	(2,618)	19,340	10,051	*	92.4
Interest expense, net	39,842	50,651	49,168	(21.3)	3.0
Other income	–	–	4,167	N/A	N/A
Income/(loss) from continuing operations before income taxes and minority interest	184,969	(551,922)	407,546	*	*
Income tax expense	76,137	16,608	163,976	*	(89.9)
Minority interest in net loss/ (income) of subsidiaries	107	359	(257)	(70.2)	*
Income/(loss) from continuing operations	108,939	(568,171)	243,313	*	*
Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	5,753	24,728	15,687	(76.7)	57.6
Gain on sale, net of income taxes	94,012	–	–	N/A	N/A
Discontinued operations, net of income taxes	99,765	24,728	15,687	*	57.6
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(5,527)	N/A	N/A
Net income/(loss)	$208,704	$(543,443)	$253,473	*	*

*  Represents an increase or decrease in excess of 100%.

Results of Operations – THE NEW YORK TIMES COMPANY P.27

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	December 30,	December 31,	December 25,	% Change
	2007	2006	2005	07-06	06-05
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
Revenues
News Media Group	$3,092.4	$3,209.7	$3,187.2	(3.7)	0.7
About Group	102.7	80.2	43.9	28.0	82.5
Total	$3,195.1	$3,289.9	$3,231.1	(2.9)	1.8

News Media Group

Advertising, circulation and other revenues by division of the News Media Group and for the Group as a whole were as follows:

	December 30,	December 31,	December 25,	% Change
	2007	2006	2005	07-06	06-05
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
The New York Times Media Group
Advertising	$1,222.8	$1,268.6	$1,262.2	(3.6)	0.5
Circulation	646.0	637.1	615.5	1.4	3.5
Other	183.1	171.6	157.0	6.7	9.3
Total	$2,051.9	$2,077.3	$2,034.7	(1.2)	2.1
New England Media Group
Advertising	$389.2	$425.7	$467.6	(8.6)	(9.0)
Circulation	156.6	163.0	170.7	(4.0)	(4.5)
Other	46.4	46.6	37.0	(0.3)	25.9
Total	$592.2	$635.3	$675.3	(6.8)	(5.9)
Regional Media Group
Advertising	$338.0	$383.2	$367.5	(11.8)	4.3
Circulation	87.3	89.6	87.8	(2.5)	2.1
Other	23.0	24.3	21.9	(5.7)	11.1
Total	$448.3	$497.1	$477.2	(9.8)	4.2
Total News Media Group
Advertising	$1,950.0	$2,077.5	$2,097.3	(6.1)	(0.9)
Circulation	889.9	889.7	874.0	0.0	1.8
Other	252.5	242.5	215.9	4.1	12.3
Total	$3,092.4	$3,209.7	$3,187.2	(3.7)	0.7

Advertising Revenue

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. In 2007, News Media Group advertising revenues decreased primarily due to lower print volume and the additional week in fiscal 2006, partially offset by higher rates and higher online advertising revenues. Print advertising revenues declined 8.1% while online advertising revenues increased 18.4%.

In 2006, News Media Group advertising revenues decreased compared to 2005 primarily due to lower print volume, which were partially offset by the effect of the additional week in fiscal 2006 as well as higher rates and higher online advertising revenues. Print advertising revenues declined 2.7% while online advertising revenues increased 27.1%.

P.28 2007 ANNUAL REPORT – Results of Operations

During the last few years, our results have been adversely affected by a weak print advertising environment. Print advertising volume for the News Media Group was as follows:

	December 30,	December 31,	December 25,	% Change
(Inches in thousands, preprints	2007	2006	2005	07-06	06-05
in thousands of copies)	(52 weeks)	(53 weeks)	(52 weeks)
News Media Group
National	2,200.5	2,399.5	2,468.4	(8.3)	(2.8)
Retail	5,772.5	6,396.3	6,511.7	(9.8)	(1.8)
Classified	7,735.3	9,509.4	9,532.2	(18.7)	(0.2)
Part Run/Zoned	1,670.1	1,989.8	2,087.3	(16.1)	(4.7)
Total	17,378.4	20,295.0	20,599.6	(14.4)	(1.5)
Preprints	2,829,002	2,963,946	2,979,723	(4.6)	(0.5)

Advertising revenues (print and online) by category for the News Media Group were as follows:

	December 30,	December 31,	December 25,	% Change
	2007	2006	2005	07-06	06-05
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
News Media Group
National	$945.5	$938.2	$948.4	0.8	(1.1)
Retail	451.6	495.4	499.8	(8.8)	(0.9)
Classified	489.2	578.7	590.5	(15.5)	(2.0)
Other	63.7	65.2	58.6	(2.4)	11.4
Total	$1,950.0	$2,077.5	$2,097.3	(6.1)	(0.9)

The New York Times Media Group

The New York Times Media Group's advertising revenue in 2007 is comprised of 67% from the national category, 18% from the classified category, 13% from the retail category and 2% from other advertising categories. The year-over-year comparisons were affected by an additional week in 2006 due to our fiscal calendar. The effect of the additional week is estimated to be approximately $14 million for the national category, $3 million for the retail category and $1 million for the classified category.

Total advertising revenues declined in 2007 primarily due to lower print advertising. While online advertising revenues grew, they were more than offset by the decline in print advertising revenues.

National advertising revenues increased in 2007 compared with 2006 primarily due to growth in online advertising. Online advertising grew primarily as a result of increased volume. Excluding the additional week, national print advertising revenues showed a slight increase in 2007 compared with 2006.

Classified advertising declined in 2007 compared with 2006 due to lower print revenues. The decline in all three print categories (real estate, help-wanted and automotive) more than offset higher online classified revenues. The majority of the decline was in the real estate category driven by the slowdown in the local and national housing markets. In addition, all three print categories were negatively affected due to shifts in advertising to online alternatives.

Retail advertising in 2007 declined compared with 2006 mainly because of lower volume in various categories. Shifts in marketing strategies and budgets of major advertisers have negatively affected retail advertising.

Total advertising revenues increased in 2006 compared with 2005 due to higher online advertising. Online advertising revenues growth was partially offset by lower print advertising revenues. The additional week included an estimated $18 million in revenues.

National advertising revenues increased slightly in 2006 compared with 2005 due to higher online advertising primarily as a result of increased volume. Excluding the additional week, national advertising revenues declined in 2006 compared with 2005 due to the decline in print advertising revenues from lower volume.

Classified advertising in 2006 was on a par with 2005 as weakness in help-wanted and automotive advertising offset strong gains in real estate advertising. Real estate advertising grew in 2006 as a result of a strong housing market. All print classified categories were negatively affected by shifts in advertising to online alternatives.

Results of Operations – THE NEW YORK TIMES COMPANY P.29

Retail advertising in 2006 was on a par with the prior year as higher online revenues offset lower print revenues.

New England Media Group

The New England Media Group's advertising revenue in 2007 is made up of 35% from the classified category, 31% from the retail category, 28% from the national category and 6% from other advertising categories. The year-over-year comparisons were affected by an additional week in 2006 due to our fiscal calendar. The effect of the additional week is estimated to be approximately $2 million for each of the classified, retail and national category.

Total advertising revenues declined in 2007 primarily due to lower print advertising. While online advertising revenues grew, they were more than offset by the decline in print advertising revenues.

Classified advertising declined in 2007 compared to the prior year due to lower print revenues. There were declines in all print categories (real estate, help-wanted and automotive). The majority of the decline was in the real estate category driven by the slowdown in the local and national housing markets. In addition, the declines in all three categories for print advertising were due to shifts in advertising to online alternatives.

Retail advertising in 2007 declined compared with 2006 primarily due to decreases in print advertising. The consolidation of two large retailers and reductions in advertising at a major advertiser contributed to the decline.

National advertising declined in 2007 compared with 2006 mainly due to lower volume in print advertising, partially offset by growth in online advertising.

Total advertising revenues declined in 2006 compared with 2005 due to lower print advertising. While online advertising revenues grew, they were more than offset by the decline in print advertising revenues.

Classified advertising decreased in 2006 compared with 2005 primarily due to lower print revenues in all categories (automotive, real estate and help-wanted) as a result of a shift in advertising to online alternatives.

Retail advertising declined in 2006 compared with 2005 primarily due to a decrease in department store advertising as a result of the consolidation of two large retailers.

National advertising declined mainly because of lower volume in various print categories.

Regional Media Group

The Regional Media Group's advertising revenue in 2007 is made up of 51% from the retail category, 39% from the classified category and 10% from the national and other categories. The year-over-year comparisons were affected by an additional week in 2006 due to our fiscal calendar. The effect of the additional week is estimated to be approximately $4 million for the retail category and $2 million for the classified category.

Total advertising revenues declined in 2007 primarily due to lower print advertising. While online advertising revenues grew, they were more than offset by the decline in print advertising revenues.

Retail advertising decreased in 2007 compared with 2006 mainly due to reduced spending in various categories as a result of a loss in consumer confidence resulting from the problems in the real estate market.

Classified advertising declined in 2007 compared with 2006 due to lower volume across all print categories. The downturn in the Florida and California housing markets resulted in reduced spending, which affected not only real estate but help-wanted advertising as well.

Total advertising revenues increased in 2006 compared with 2005 due to higher print and online advertising revenues. The increase was primarily driven by higher classified advertising revenues as a result of increased spending in the real estate category due to the strong housing market in 2006, which offset weakness in automotive and help-wanted advertising.

Circulation Revenue

Circulation revenue is based on the number of copies sold and the subscription and single copy rates charged to customers. At The New York Times and our other newspapers, our strategy is to focus promotional spending on individually paid circulation, which is generally more valued by advertisers. While we expect this strategy to result in copy declines, we believe it will result in reduced costs and improved circulation profitability.

Circulation revenues in 2007 were on par with 2006. The effect of the additional week in fiscal 2006 and volume declines offset the higher prices for The New York Times. In the fourth quarter of 2006, The New York Times raised the newsstand price of the Northeast edition of the Sunday Times and increased home-delivery prices. In the third quarter of 2007, The New York Times raised the newsstand price of the Sunday Times in the greater New York metropolitan area and the daily newsstand price nationwide and increased home-delivery prices. At the New England and Regional Media Groups, circulation revenues declined primarily due to lower volume.

P.30 2007 ANNUAL REPORT – Results of Operations

Circulation revenues increased in 2006 primarily as a result of the increase in home-delivery rates at The New York Times and the effect of the additional week in fiscal 2006, partially offset by fewer copies sold. At the New England Media Group, circulation revenues decreased primarily due to lower volume and at the Regional Media Group, circulation revenues increased primarily due to the effect of the additional week.

Other Revenues

Other revenues increased in 2007 principally due to increased subscription revenues from Baseline, which we acquired in August 2006, and rental income from our lease of five floors in our new headquarters, partially offset by a decrease in subscription revenues from TimesSelect, a fee-based online product offering that charged non-print subscribers for access to our columnists and archives, which was discontinued in September 2007.

Other revenues increased in 2006 primarily due to the introduction of TimesSelect, increased revenues from wholesale delivery operations and revenues from Baseline, which we acquired in August 2006.

About Group

In 2007, revenues for the About Group increased 28.0% primarily due to increased display and cost-per-click advertising. In addition, revenues increased due to the acquisition of ConsumerSearch, Inc. ConsumerSearch, Inc., which was acquired in May 2007, is a leading online aggregator and publisher of reviews of consumer products.

In 2006, its first full year under our ownership, revenues increased 82.5% from 2005, which reflected revenues from the acquisition date (March 18, 2005). The increase was due to the inclusion of a full year of revenues as well as an increase in display, cost-per-click advertising revenues and other revenues.

Operating Costs

Below are charts of our consolidated operating costs.

Components of Consolidated Operating Costs	Consolidated Operating Costs as a Percentage of Revenues

Operating costs were as follows:

	December 30,	December 31,	December 25,	% Change
	2007	2006	2005	07-06	06-05
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
Operating costs
Production costs:
Raw materials	$260.0	$330.8	$321.1	(21.4)	3.0
Wages and benefits	646.8	665.3	652.2	(2.8)	2.0
Other	434.3	439.4	423.8	(1.1)	3.7
Total production costs	1,341.1	1,435.5	1,397.1	(6.6)	2.7
Selling, general and administrative costs	1,397.4	1,398.3	1,379.0	(0.1)	1.4
Depreciation and amortization	189.6	162.3	135.5	16.8	19.8
Total operating costs	$2,928.1	$2,996.1	$2,911.6	(2.3)	2.9

Results of Operations – THE NEW YORK TIMES COMPANY P.31

Production Costs

Total production costs in 2007 decreased $94.4 million compared with 2006 primarily due to lower raw materials expense ($70.8 million), mainly newsprint costs, and compensation-related costs ($17.3 million). The additional week in 2006 contributed approximately $31.7 million in production costs, including $5.5 million of newsprint expense and $9.6 million of compensation-related costs. These decreases were partially offset by higher content costs ($4.8 million) primarily at the About Group. Newsprint expense declined 21.2%, with 10.9% resulting from lower consumption and 10.3% resulting from lower newsprint prices.

Total production costs in 2006 increased $38.4 million compared with 2005 primarily due to higher compensation-related costs ($13.1 million), editorial and outside printing costs ($11.7 million) and raw materials expense ($9.7 million). Increases in editorial and outside printing costs and newsprint expense were primarily due to the effect of the additional week in our fiscal year 2006. Newsprint expense rose 2.2% in 2006 compared with 2005 due to an 8.9% increase from higher prices partially offset by a 6.7% decrease from lower consumption.

Selling, General and Administrative Costs

Total selling, general and administrative ("SGA") costs decreased $0.9 million in 2007 mainly because of lower promotion costs ($13.1 million) and outside printing and distribution costs ($10.7 million) as a result of cost-saving initiatives. These decreases were partially offset by increased professional fees ($19.6 million) associated with our new headquarters ($13.0 million) and cost-saving initiatives ($3.5 million), as well as increased staff reduction costs ($2.3 million) resulting from our strategic focus to increase our operational efficiency and reduce costs. The additional week in 2006 contributed approximately $5.1 million in additional SGA costs.

In 2006, total SGA increased $19.3 million primarily due to increased compensation-related costs ($19.8 million), distribution and promotion costs ($15.8 million), partially offset by lower staff reduction costs ($25.0 million). Increases in compensation-related costs were primarily due to higher incentive and benefit costs partially offset by savings due to staff reductions.

Depreciation and Amortization

Consolidated depreciation and amortization by reportable segment, Corporate and the Company as a whole, were as follows:

	December 30,	December 31,	December 25,	% Change
	2007	2006	2005	07-06	06-05
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
Depreciation and Amortization
News Media Group	$168.1	$143.7	$119.3	17.0	20.4
About Group	14.4	11.9	9.2	20.6	30.1
Corporate	7.1	6.7	7.0	5.0	(4.0)
Total	$189.6	$162.3	$135.5	16.8	19.8

In 2007, depreciation and amortization increased primarily because we recognized an additional $21.8 million in accelerated depreciation expense for assets at the Edison, N.J., facility, which we are closing, as well as $15.1 million for depreciation expense of our new headquarters. These increases were partially offset by lower amortization expense ($10.9 million) at the New England Media Group for a fully amortized asset and the write-down of certain intangible assets in the fourth quarter of 2006.

The About Group's depreciation and amortization increased in 2007 primarily due to the amortization of certain intangible assets as a result of the ConsumerSearch, Inc. acquisition.

In 2006, depreciation and amortization increased compared with 2005 primarily due to the accelerated depreciation for certain assets at our Edison, N.J., facility.

P.32 2007 ANNUAL REPORT – Results of Operations

The following table sets forth consolidated costs by reportable segment, Corporate and the Company as a whole.

	December 30,	December 31,	December 25,	% Change
	2007	2006	2005	07-06	06-05
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
Operating costs
News Media Group	$2,804.3	$2,892.5	$2,826.5	(3.1)	2.3
About Group	68.0	49.4	32.3	37.7	53.1
Corporate	55.8	54.2	52.8	3.1	2.6
Total	$2,928.1	$2,996.1	$2,911.6	(2.3)	2.9

News Media Group

In 2007, operating costs for the News Media Group decreased $88.2 million compared with 2006 primarily due to lower raw materials expense ($70.8 million), mainly newsprint costs, and lower compensation-related costs ($45.6 million). The additional week in 2006 contributed a total of approximately $36.2 million in operating costs, including $5.5 million of newsprint expense and $14.3 million of compensation-related costs. These decreases were partially offset by higher depreciation and amortization expense ($24.4 million) and higher professional fees ($17.3 million).

Depreciation expense increased primarily from additional accelerated depreciation of assets at the Edison, N.J., facility ($21.8 million) and depreciation expense for our new headquarters ($15.1 million). These increases were partially offset by lower amortization expense ($10.9 million) at the New England Media Group for a fully amortized asset and the write-down of certain intangible assets in the fourth quarter of 2006.

In 2006, operating costs for the News Media Group increased $66.0 million compared to 2005 primarily due to increased compensation-related costs ($29.3 million), depreciation and amortization expense ($24.4 million), and outside printing and distribution costs ($20.4 million), which were partially offset by lower staff reduction costs ($22.9 million). Increases in compensation-related costs were primarily due to higher incentive and benefit costs partially offset by savings due to staff reductions. Depreciation expense increased primarily due to the accelerated depreciation of certain assets at our Edison, N.J., facility, which we are in the process of closing ($20.8 million).

About Group

Operating costs for the About Group increased $18.6 million primarily due to higher compensation-related costs ($7.6 million), content costs ($4.4 million) and higher amortization expense ($2.1 million). These increases were primarily due to investments in new initiatives and costs associated with the acquisition of ConsumerSearch, Inc., which was acquired in May 2007.

In 2006, About Group operating costs increased $17.1 million primarily due to higher compensation-related costs ($5.2 million), and content costs ($4.3 million). Additionally, 2006 reflected costs for the entire year, while 2005 only included costs from the date of our acquisition of About.com.

Corporate

Operating costs for Corporate increased in 2007 compared with 2006 primarily due to increased professional fees associated with our cost-saving efforts.

Operating costs for Corporate increased in 2006 compared with 2005 primarily due to increased compensation-related costs partially offset by decreases in professional fees.

Results of Operations – THE NEW YORK TIMES COMPANY P.33

Impairment of Intangible Assets

Our annual impairment tests resulted in non-cash impairment charges of $11.0 million in 2007 and $814.4 million in 2006 related to write-downs of intangible assets at the New England Media Group. The New England Media Group, which includes the Globe, Boston.com and the T&G, is part of our News Media Group reportable segment. The majority of the 2006 charge is not tax deductible because the 1993 acquisition of the Globe was structured as a tax-free stock transaction. The impairment charges, which are included in the line item "Impairment of intangible assets" in our 2007 and 2006 Consolidated Statement of Operations, are presented below by intangible asset:

	December 30, 2007			December 31, 2006
(In millions)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Goodwill	$–	$–	$–	$782.3	$65.0	$717.3
Customer list	–	–	–	25.6	10.8	14.8
Newspaper masthead	11.0	4.6	6.4	6.5	2.7	3.8
Total	$11.0	$4.6	$6.4	$814.4	$78.5	$735.9

The impairment of the intangible assets mainly resulted from declines in current and projected operating results and cash flows of the New England Media Group due to, among other factors, unfavorable economic conditions, advertiser consolidations in the New England area and increased competition with online media. These factors resulted in the carrying value of the intangible assets being greater than their fair value, and therefore a write-down to fair value was required.

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

The fair value of the customer lists and mastheads were calculated by estimating the present value of future cash flows associated with each asset.

Net Loss On Sale of Assets

In 2006, we announced plans to consolidate the printing operations of a facility we leased in Edison, N.J., into our newer facility in College Point, N.Y. As part of the consolidation, we purchased the Edison, N.J., facility and then sold it, with two adjacent properties we already owned, to a third party. The purchase and sale of the Edison, N.J., facility closed in the second quarter of 2007, relieving us of rental terms that were above market as well as certain restoration obligations under the original lease. As a result of the purchase and sale, we recognized a net pre-tax loss of $68.2 million ($41.3 million after tax) in the second quarter of 2007.

Gain on Sale of WQEW-AM

On April 26, 2007, we sold WQEW-AM to Radio Disney, LLC (which had been providing substantially all of WQEW-AM's programming through a time brokerage agreement) for $40 million. We recognized a pre-tax gain of $39.6 million ($21.2 million after tax) in the second quarter of 2007.

Gain on Sale of Assets

In the first quarter of 2005, we recognized a pre-tax gain of $122.9 million from the sale of our previous New York City headquarters as well as property in Florida.

Operating Profit (Loss)

Consolidated operating profit (loss) by reportable segment, Corporate and the Company as a whole, were as follows:

	December 30,	December 31,	December 25,	% Change
	2007	2006	2005	07-06	06-05
(In millions)	(52 weeks)	(53 weeks)	(52 weeks)
Operating Profit (Loss)
News Media Group	$248.5	$(497.2)	$483.5	*	*
About Group	34.7	30.8	11.7	12.6	*
Corporate	(55.8)	(54.2)	(52.7)	3.1	2.6
Total	$227.4	$(520.6)	$442.5	*	*

*  Represents an increase or decrease in excess of 100%.

P.34 2007 ANNUAL REPORT – Results of Operations

We discuss the reasons for the year-to-year changes in each segment's and Corporate's operating profit in the "Revenues," "Operating Costs," "Impairment of Intangible Assets," "Net Loss On Sale of Assets," "Gain on Sale of WQEW-AM" and "Gain on Sale of Assets" sections above.

NON-OPERATING ITEMS

Net (Loss)/Income from Joint Ventures

We have investments in Metro Boston, two paper mills (Malbaie and Madison) and NESV, which are accounted for under the equity method. Our proportionate share of these investments is recorded in "Net (loss)/income from joint ventures" in our Consolidated Statements of Operations. See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding these investments.

In 2007, we had a net loss from joint ventures of $2.6 million compared to net income of $19.3 million in 2006. The net loss in 2007 was due to lower market prices for newsprint and supercalendered paper at the paper mills as well as the $7.1 million non-cash impairment of our 49% ownership interest in Metro Boston. In October 2006, we sold our 50% ownership interest in Discovery Times Channel, a digital cable channel, for $100 million, resulting in a pre-tax loss of $7.8 million.

Net income from joint ventures increased in 2006 to $19.3 million from $10.1 million in 2005. While 2006 included a loss of $7.8 million from the sale of our interest in Discovery Times Channel, it was more than offset by higher operating results from all of our equity investments.

Interest Expense, Net

Interest expense, net, was as follows:

(In millions)	December 30, 2007 (52 weeks)	December 31, 2006 (53 weeks)	December 25, 2005 (52 weeks)
Interest expense, net
Interest expense	$59.0	$73.5	$60.0
Loss from extinguishment of debt	–	–	4.8
Interest income	(3.4)	(7.9)	(4.4)
Capitalized interest	(15.8)	(14.9)	(11.2)
Total	$39.8	$50.7	$49.2

"Interest expense, net" decreased in 2007 compared with 2006 primarily due to the lower levels of debt outstanding. In addition, interest expense was lower due to the termination of the Edison lease and lower interest income from funds advanced on behalf of our development partner for the construction of our new headquarters. The cash proceeds from the sales of the Broadcast Media Group and WQEW-AM were used to reduce debt levels.

"Interest expense, net" increased in 2006 compared with 2005 due to higher levels of debt outstanding and higher short-term interest rates. The increases were partially offset by higher levels of capitalized interest related to our new headquarters as well as higher interest income. Interest income was primarily related to funds we advanced on behalf of our development partner for the construction of our new headquarters.

Income Taxes

The effective income tax rate was 41.2% in 2007. In 2006, the effective income tax rate was 3.0% because the majority of the non-cash impairment charge of $814.4 million at the New England Media Group was non-deductible for tax purposes and, therefore, decreased the effective tax rate, by approximately 39%. The effective income tax rate was 40.2% in 2005. The low effective income tax rate in 2006 compared to 2007 and 2005 was primarily due to non-taxable income related to our retiree drug subsidy and higher non-taxable income from our corporate-owned life insurance plan in 2006.

Discontinued Operations

On May 7, 2007, we sold the Broadcast Media Group, consisting of nine network-affiliated television stations, their related Web sites and the digital operating center, for approximately $575 million. This decision was a result of our ongoing analysis of our business portfolio and will allow us to place an even greater emphasis on developing and integrating our print and growing digital businesses. The Broadcast Media Group is no longer included as a separate reportable segment of the Company and, in accordance with FAS 144, the Broadcast Media Group's results of operations are presented as discontinued operations and

Results of Operations – THE NEW YORK TIMES COMPANY P.35

certain assets and liabilities are classified as held for sale for all periods presented before the Group's sale.

See Note 4 of the Notes to the Consolidated Financial Statements for additional information regarding discontinued operations.

The Broadcast Media Group's results of operations presented as discontinued operations through May 7, 2007 are summarized below.

(In millions)	December 30, 2007 (52 weeks)	December 31, 2006 (53 weeks)	December 25, 2005 (52 weeks)
Revenues	$46.7	$156.8	$139.0
Total operating costs	36.9	115.4	111.9
Pre-tax income	9.8	41.4	27.1
Income tax expense	4.0	16.7	11.1
Income from discontinued operations, net of income taxes	5.8	24.7	16.0
Gain on sale, net of income taxes of $96.0 million for 2007	94.0	–	–
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(0.3)
Discontinued operations, net of income taxes	$99.8	$24.7	$15.7

Cumulative Effect of a Change in Accounting Principle

In March 2005, the FASB issued FASB Interpretation No. ("FIN") 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 was effective no later than the end of fiscal year ending after December 15, 2005. We adopted FIN 47 effective December 2005 and accordingly recorded an after tax charge of $5.5 million or $.04 per diluted share ($9.9 million pre-tax) as a cumulative effect of a change in accounting principle in our Consolidated Statement of Operations. A portion of the 2005 charge has been reclassified to conform to the presentation of the Broadcast Media Group as a discontinued operation.

See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding the cumulative effect of this accounting change.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents information about our financial position.

Financial Position Summary

(In millions, except ratios)	December 30, 2007	December 31, 2006	% Change 07-06
Cash and cash equivalents	$51.5	$72.4	(28.8)
Short-term debt(1)	356.3	650.9	(45.3)
Long-term debt(1)	678.7	795.0	(14.6)
Stockholders' equity	978.2	819.8	19.3
Ratios:
Total debt to total capitalization	51%	64%	(20.3)
Current ratio	.68	.91	(25.3)

(1)  In 2007, short-term debt includes the current portion of long-term debt, commercial paper outstanding, current portion of capital lease obligations and borrowings under revolving credit agreements. In 2006, short-term debt includes the current portion of long-term debt, commercial paper, current portion of capital lease obligation and a construction loan discussed below. Long-term debt also includes the long-term portion of capital lease obligations in both years.

P.36 2007 ANNUAL REPORT – Liquidity and Capital Resources

In 2008 we expect our cash balance, cash provided from operations, and available third-party financing, described below, to be sufficient to meet our normal operating commitments and debt service requirements, to fund planned capital expenditures, to pay dividends to our stockholders and to make any required contributions to our pension plans.

For the June 2007 dividend, the Board of Directors authorized a $.055 per share increase in the quarterly dividend on our Class A and Class B Common Stock to $.23 per share from $.175 per share. Subsequent quarterly dividend payments in September and December 2007 were also made at this rate. We paid dividends of approximately $125 million in 2007, $100 million in 2006 and $95 million in 2005.

In 2007 and 2006 we made contributions of $11.9 million and $15.3 million, respectively, to our qualified pension plans.

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions. These repurchases may be suspended from time to time or discontinued. In 2007 we repurchased 0.1 million shares of Class A Common Stock at a cost of approximately $2.3 million, and in 2006 we repurchased 2.2 million shares of Class A Common Stock at a cost of approximately $51 million. As of December 30, 2007, approximately $91 million of Class A Common Stock remained from our current share repurchase authorization.

New Headquarters Building

We recently relocated into our new headquarters building in New York City (the "Building"). In December 2001, one of our wholly owned subsidiaries ("NYT") and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the "Building Partnership"), an entity established for the purpose of constructing the Building. In August 2006, the Building was converted to a leasehold condominium, and NYT and FC Lion LLC each acquired ownership of their respective leasehold condominium units. See Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding the Building.

Our actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of our previous headquarters, including core and shell and interior construction costs, are detailed in the following table.

Capital Expenditures

(In millions)	NYT
2001-2007	$600
2008(1)	$12-$16
Total(2)	$612-$616
Less: net sale proceeds(3)	$106
Total, net of sale proceeds(2)	$506-$510

(1)  Excludes additional excess site acquisition costs ("ESAC") that we expect to pay in 2008 or subsequently in connection with ongoing condemnation proceedings, the outcomes of which are not currently determinable. We will receive credits, totaling the amount of ESAC payments, against future payments to be made in lieu of real estate taxes.

(2)  Includes capitalized interest and salaries of approximately $48 million.

(3)  Represents cash proceeds from the sale of our previous headquarters in 2005, net of income taxes and transaction costs.

During the first quarter of 2007, we leased five floors in our portion of the Building under a 15-year non-cancelable agreement. Revenue from this lease is included in "Other revenues" beginning in the second quarter of 2007. We continue to consider various financing arrangements for our condominium interest. The decision of whether or not to enter into such arrangements will depend upon our capital requirements, market conditions and other factors.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

	December 30,	December 31,	December 25,	% Change
(In millions)	2007	2006	2005	07-06	06-05
Operating activities	$110.7	$422.3	$294.3	(73.8)	43.5
Investing activities	$148.3	$(288.7)	$(495.5)	*	(41.7)
Financing activities	$(280.5)	$(106.2)	$204.4	*	*

*  Represents an increase or decrease in excess of 100%.

Liquidity and Capital Resources – THE NEW YORK TIMES COMPANY P.37

Our current priorities for use of cash are:

–  investing in high-return capital projects that will improve operations, increase revenues and reduce costs;

–  making acquisitions and investments that are both financially and strategically attractive;

–  reducing our debt to allow for financing flexibility in the future;

–  providing our shareholders with a competitive dividend; and

–  regularly evaluating repurchase of our stock.

Operating Activities

The primary source of our liquidity is cash flows from operating activities. The key component of operating cash flow is cash receipts from advertising customers. Advertising has provided approximately 64% to 66% of total revenues over the past three years. Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as wholesale delivery operations, news services/syndication, commercial printing, advertising service revenue, digital archives, TimesSelect (for periods before October 2007), Baseline and rental income. Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

Net cash provided by operating activities decreased approximately $312 million in 2007 compared with 2006. Operating cash flows decreased due to higher working capital requirements primarily driven by income taxes paid on the gains on the sales of the Broadcast Media Group and WQEW-AM and lower earnings.

Net cash provided by operating activities increased approximately $128 million in 2006 compared with 2005. In 2006, accounts receivable collections were higher than in 2005 due to the additional week in our 2006 fiscal year, which resulted in increased collections from our customers. In 2005, we paid higher income taxes related to the gain on the sale of our previous headquarters and made higher pension contributions to our qualified pension plans. Our contributions to our qualified pension plans decreased in 2006 primarily due to an increase in interest rates and better performance of our pension assets.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investment activities generally includes payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash provided by investing activities in 2007 was due to proceeds from the sales of the Broadcast Media Group, WQEW-AM and the Edison, N.J., assets, partially offset by capital expenditures primarily related to the construction of the Building and the consolidation of our New York metro area print operations, and payments to acquire the Edison, N.J., facility.

Net cash used in investing activities decreased in 2006 compared with 2005, primarily due to lower acquisition activity. In 2006 we acquired Baseline and Calorie-Count.com for a total of approximately $35 million and in 2005 we acquired About.com, KAUT-TV and North Bay Business Journal for approximately $438 million. In 2006, we received $100 million from the sale of our 50% ownership interest in Discovery Times Channel, and we had additional capital expenditures primarily related to the construction of the Building. In 2005, we also received proceeds of approximately $183 million from the sale of our previous New York headquarters and property in Sarasota, Fla.

Capital expenditures (on an accrual basis) were $375.4 million in 2007, $358.4 million in 2006 and $229.5 million in 2005. The 2007, 2006 and 2005 amounts include costs related to the Building of approximately $166 million, $192 million and $87 million, respectively, as well as our development partner's costs of $55 million in 2007 and $54 million in 2006 and 2005, respectively. See Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding the Building.

Financing Activities

Cash from financing activities generally includes borrowings under our commercial paper program and revolving credit agreements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of commercial paper, amounts outstanding under our revolving credit agreements and long-term debt; the payment of dividends; and the repurchase of our Class A Common Stock.

Net cash used in financing activities increased in 2007 compared with 2006 primarily due to the repayment of our commercial paper and medium-term notes, partially offset by borrowings under our revolving credit agreements.

Net cash used in financing activities in 2006 was primarily for the payment of dividends ($100.1 million), the repayment of commercial paper borrowings ($74.4 million) and stock repurchases ($52.3 million), which were partially offset by borrowings under a construction loan, attributable to our development partner, in connection with the construction

P.38 2007 ANNUAL REPORT – Liquidity and Capital Resources

of the Building. See Note 18 of the Notes to the Consolidated Financial Statements.

Net cash provided by financing activities in 2005 was primarily from the issuance of commercial paper and long-term debt ($658.6 million) to finance the acquisition of About.com, partially offset by the repayment of long-term debt ($323.5 million), the payment of dividends ($94.5 million) and stock repurchases ($57.4 million).

See our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

–  a commercial paper facility,

–  revolving credit agreements and

–  medium-term notes.

Total unused borrowing capacity under all financing arrangements was $693.5 million as of December 2007.

Our total debt, including commercial paper, revolving credit agreements and capital lease obligations, was $1.0 billion as of December 30, 2007. As of December 31, 2006, our total debt, including commercial paper, capital lease obligations and a construction loan (see below), was $1.4 billion. See Note 8 of the Notes to the Consolidated Financial Statements for additional information.

Our short- and long-term debt is rated investment grade by the major rating agencies. In August 2007, Moody's affirmed its rating on our long-term debt of Baa1 and on our short-term debt of P2, but changed its outlook to negative from stable. In July 2007, Standard and Poor's lowered its investment rating on our long-term debt to BBB from A– and lowered its rating on our short-term debt to A-3 from A-2. We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect the downgrades of our long-term and short-term debt ratings to have a material impact on our ability to borrow. However, as a result of these downgrades, we may incur higher borrowing costs for any future long-term and short-term issuances or borrowings under our revolving credit agreements. We do not currently expect these additional costs to be significant.

Commercial Paper

The amount available under our commercial paper program, which is supported by the revolving credit agreements described below, is $725.0 million. Our commercial paper is unsecured and can have maturities of up to 270 days, but generally mature within 90 days.

We had $111.7 million in commercial paper outstanding as of December 30, 2007, with a weighted- average interest rate of 5.5% per annum and an average of 10 days to maturity from original issuance. We used the proceeds from the sales of the Broadcast Media Group and WQEW-AM to repay commercial paper outstanding. We had $422.0 million in commercial paper outstanding as of December 31, 2006, with a weighted-average interest rate of 5.5% per annum and an average of 63 days to maturity from original issuance.

Revolving Credit Agreements

Our $800.0 million revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011) support our commercial paper program and may also be used for general corporate purposes. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $800.0 million available under the two revolving credit agreements, we have issued letters of credit of approximately $25 million. During the third quarter of 2007, we began borrowing under our revolving credit agreements, in addition to issuing commercial paper, due to higher interest rates in the commercial paper markets. As of December 30, 2007, we had $195.0 million outstanding under our revolving credit agreements, with a weighted-average interest rate of 5.3%. The remaining balance of approximately $580 million supports our commercial paper program discussed above. Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us. There were no borrowings outstanding under the revolving credit agreements as of December 31, 2006.

The revolving credit agreements contain a covenant that requires specified levels of stockholders' equity (as defined in the agreements). The amount of stockholders' equity in excess of the required levels was approximately $632 million as of December 30, 2007.

Medium-Term Notes

Our liquidity requirements may also be funded through the public offer and sale of notes under our $300.0 million medium-term note program. As of December 30, 2007, we had issued $75.0 million of medium-term notes under this program. Under our current effective shelf registration, $225.0 million of medium-term notes may be issued from time to time.

Our five-year 5.350% Series I medium-term notes aggregating $50.0 million matured on April 16, 2007, and our five-year 4.625% Series I medium-term

Liquidity and Capital Resources – THE NEW YORK TIMES COMPANY P.39

notes aggregating $52.0 million matured on June 25, 2007. In the second quarter of 2007, we made principal repayments totaling $102.0 million. As of December 31, 2006, these notes were recorded in "Current portion of long-term debt and capital lease obligations."

Construction Loan

Until January 2007, we were a co-borrower under a $320 million non-recourse construction loan in connection with the construction of our new headquarters. We did not draw down on the construction loan, which was used by our development partner. However, as a co-borrower, we were required to record the amount outstanding of the construction loan on our financial statements. We also recorded a receivable, due from our development partner, for the same amount outstanding under the construction loan. As of December 31, 2006, approximately $125 million was outstanding under the construction loan and recorded as a receivable included in "Other current assets" in the Consolidated Balance Sheet. In January 2007, we were released as a co-borrower and, as a result, the receivable and the construction loan were reversed and were not included in our Consolidated Balance Sheet as of December 30, 2007. See Note 18 of the Notes to the Consolidated Financial Statements for additional information related to our new headquarters.

Contractual Obligations

The information provided is based on management's best estimate and assumptions as of December 30, 2007. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In millions)	Total	2008	2009-2010	2011-2012	Later Years
Long-term debt(1)	$882.3	$87.3	$406.4	$107.3	$281.3
Capital leases(2)	13.4	0.6	1.2	1.1	10.5
Operating leases(2)	100.7	22.8	28.2	20.4	29.3
Benefit plans(3)	1,065.2	88.1	181.4	195.2	600.5
Total	$2,061.6	$198.8	$617.2	$324.0	$921.6

(1)  Includes estimated interest payments on long-term debt. Excludes commercial paper of approximately $112 million and borrowings under revolving credit facilities of approximately $195 million as of December 30, 2007. These amounts will be paid in 2008. See Note 8 of the Notes to the Consolidated Financial Statements for additional information related to our commercial paper program, borrowings under revolving credit facilities and long-term debt.

(2)  See Note 18 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.

(3)  Includes estimated benefit payments, net of plan participant contributions, under our sponsored pension and postretirement plans. The liabilities related to both plans are included in "Pension benefits obligation" and "Postretirement benefits obligation" in our Consolidated Balance Sheets. Payments included in the table above have been estimated over a ten-year period; therefore the amounts included in the "Later Years" column include payments for the period of 2013-2017. While benefit payments under these plans are expected to continue beyond 2017, we believe that an estimate beyond this period is unreasonable. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for additional information related to our pension and postretirement plans.

In addition to the pension and postretirement liabilities included in the table above, "Other Liabilities – Other" in our Consolidated Balance Sheets include liabilities related to i) deferred compensation, primarily consisting of our deferred executive compensation plan (the "DEC plan"), ii) uncertain tax positions under FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48") and iii) various other liabilities. These liabilities are not included in the table above primarily because the future payments are not determinable.

The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. While the deferrals are initially for a period of a minimum of two years (after which time taxable distributions must begin), the executive has the option to extend the deferral period. Therefore, the future payments under the DEC plan are not determinable. See Note 13 of the Notes to the Consolidated Financial Statements for additional information on "Other Liabilities – Other."

With the adoption of FIN 48, our liability for unrecognized tax benefits was approximately $152 million, including approximately $34 million of accrued interest and penalties. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 10 of the Notes to the Consolidated Financial Statements for additional information on "Income Taxes".

P. 40 2007 ANNUAL REPORT – Liquidity and Capital Resources

We have a contract with a major paper supplier to purchase newsprint. The contract requires us to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement at market rate in an arm's length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases are excluded from the table above.

Off-Balance Sheet Arrangements

We have outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe and on behalf of third parties that provide printing and distribution services for The Times's National Edition. As of December 30, 2007, the aggregate potential liability under these guarantees was approximately $27 million. See Note 18 of the Notes to the Consolidated Financial Statements for additional information regarding our guarantees as well as our commitments and contingent liabilities.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements for the periods presented.

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

Long-Lived Assets

(In millions)	December 30, 2007	December 31, 2006
Long-lived assets	$2,280	$2,160
Total assets	$3,473	$3,856
Percentage of long-lived assets to total assets	66%	56%

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

Intangible assets that are not amortized (e.g., mastheads and trade names) are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

All other long-lived assets (intangible assets that are amortized, such as a subscriber list, and property, plant and equipment) are tested for impairment at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value

Critical Accounting Policies – THE NEW YORK TIMES COMPANY P.41

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

Management has applied what it believes to be the most appropriate valuation methodology for each of its reporting units. Our testing has resulted in impairment charges in 2007 and 2006. See Note 3 of the Notes to the Consolidated Financial Statements.

Retirement Benefits

Our pension plans and postretirement benefit plans are accounted for using actuarial valuations required by FAS No. 87, Employers' Accounting for Pensions ("FAS 87"), FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106"), and FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FAS 158").

We adopted FAS 158 as of December 31, 2006. FAS 158 requires an entity to recognize the funded status of its defined benefit plans - measured as the difference between plan assets at fair value and the benefit obligation – on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.

As of December 30, 2007, our pension obligation was approximately $276 million (net of a pension asset of approximately $19 million), including approximately $48 million, representing the underfunded status of our qualified pension plans, and approximately $228 million, representing the unfunded status of our non-qualified pension plans. Of the total net pension obligation, approximately $182 million is recorded through accumulated other comprehensive loss, of which approximately $172 million represents unrecognized actuarial losses and approximately $10 million represents unrecognized prior service costs.

As of December 30, 2007, our postretirement obligation was approximately $229 million, representing the unfunded status of our postretirement plans. Approximately $40 million of income is recorded through accumulated other comprehensive loss, of which approximately $110 million represents unrecognized prior service credits, partially offset by approximately $70 million of unrecognized actuarial losses.

The amounts recorded within accumulated other comprehensive loss will be recognized through pension or postretirement expense in future periods. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for additional information.

Pension & Postretirement Liabilities

(In millions)	December 30, 2007	December 31, 2006
Pension & postretirement liabilities	$524	$668
Total liabilities	$2,489	$3,030
Percentage of pension & postretirement liabilities to total liabilities	21%	22%

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

Our key retirement benefit assumptions are discussed in further detail under " – Pension and Postretirement Benefits" below.

P.42 2007 ANNUAL REPORT – Critical Accounting Policies

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions of FAS 123-R. Under the fair value recognition provisions of FAS 123-R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

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

We adopted FIN 48, which clarifies the accounting for uncertainty in income tax positions ("tax positions") on January 1, 2007. FIN 48 required us to recognize in our financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. This involves the identification of potential uncertain tax positions, the evaluation of tax law and an assessment of whether a liability for uncertain tax positions is necessary. Different conclusions reached in this assessment can have a material impact on the Consolidated Financial Statements. See Note 10 for additional information related to the adoption of FIN 48.

We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is difficult to predict.

Self-Insurance

We self-insure for workers' compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $67 million as of December 30, 2007 and $71 million as of December 31, 2006.

Accounts Receivable Allowances

Credit is extended to our advertisers and subscribers based upon an evaluation of the customers' financial condition, and collateral is not required from such customers. We use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. In addition, we establish reserves for estimated rebates, returns, rate adjustments and discounts based on historical experience.

Critical Accounting Policies – THE NEW YORK TIMES COMPANY P.43

Accounts Receivable Allowances

(In millions)	December 30, 2007	December 31, 2006
Accounts receivable allowances	$38	$36
Accounts receivable-net	438	403
Accounts receivable-gross	$476	$439
Total current assets	$664	$1,185
Percentage of accounts receivable allowances to gross accounts receivable	8%	8%
Percentage of net accounts receivable to current assets	66%	34%

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

The percentage of net accounts receivable to current assets is higher in 2007 compared with 2006 because of the inclusion, in 2006, of Broadcast Media Group's assets as assets held for sale in current assets.

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

The expected long-term rate of return determined on this basis was 8.75% in 2007. We anticipate that our pension assets will generate long-term returns on assets of at least 8.75%. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% to 75% with equity managers, with an expected long-term rate of return on assets of 10%, and 25% to 35% with fixed income/real estate managers, with an expected long-term rate of return on assets of 6%.

Our actual asset allocation as of December 30, 2007 was in line with our expectations. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

We believe that 8.75% is a reasonable expected long-term rate of return on assets. Our plan assets had a rate of return of approximately 11% for 2007 and an average annual rate of return of approximately 12% for the three years ended December 30, 2007.

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

If we had decreased our expected long-term rate of return on our plan assets by 0.5% in 2007, pension expense would have increased by approximately $7 million in 2007 for our qualified pension plans. Our funding requirements would not have been materially affected.

P.44 2007 ANNUAL REPORT – Pension and Postretirement Benefits

See Note 11 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.

Discount Rate

We select a discount rate utilizing a methodology that equates the plans' projected benefit obligations to a present value calculated using the Citigroup Pension Discount Curve.

The methodology described above includes producing a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by FAS 87. For active participants, service is projected to the end of the current measurement date and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the Annual Spot Rates provided in the Citigroup Pension Discount Curve. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the Citigroup annual rates. The discount rate determined on this basis increased to 6.45% as of December 30, 2007 from 6.00% as of December 31, 2006 for our qualified plans. The discount rate determined on this basis increased to 6.35% as of December 30, 2007 from 6.00% as of December 31, 2006 for our non-qualified plans.

If we had decreased the expected discount rate by 0.5% in 2007, pension expense would have increased by approximately $15 million for our qualified pension plans and $1 million for our non-qualified pension plans. Our funding requirements would not have been materially affected.

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

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate range increased to 5% to 11% as of December 30, 2007 from 5% to 10.5% as of December 31, 2006. A 1% increase/decrease in the health-care cost trend rates range would result in an increase of approximately $3 million or a decrease of approximately $2 million in our 2007 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A 1% increase/decrease in the health-care cost trend rates would result in an increase of approximately $17 million or a decrease of approximately $14 million, in our accumulated benefit obligation as of December 30, 2007. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See " - Pension Benefits" above for a discussion about our discount rate assumption.

See Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding our postretirement plans.

Pension and Postretirement Benefits – THE NEW YORK TIMES COMPANY P.45

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued FAS No. 141(R), Business Combinations ("FAS 141(R)") and FAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("FAS 160"). Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders equity and the elimination of "minority interest" accounting in results of operations. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will impact the accounting for our future acquisitions. We are currently evaluating the impact of adopting FAS 160 on our financial statements.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting FAS 159 on our financial statements.

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

In September 2006, FASB ratified the Emerging Issues Task Force ("EITF") conclusion under EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). Diversity in practice exists in accounting for the deferred compensation and postretirement aspects of endorsement split-dollar life insurance arrangements. EITF 06-4 was issued to clarify the accounting and requires employers to recognize a liability for future benefits in accordance with FAS 106 (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12, Omnibus Opinion – 1967 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.

EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods. We will record a liability for our endorsement split-dollar life insurance arrangement of approximately $9 million through a cumulative-effect adjustment to retained earnings as of December 31, 2007 (our adoption date). The ongoing expense related to this liability is immaterial.

P. 46 2007 ANNUAL REPORT – Recent Accounting Pronouncements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is principally associated with the following:

–  Interest rate fluctuations related to our debt obligations are managed by balancing the mix of variable- versus fixed-rate borrowings. Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $2.7 million (pre-tax) in 2007 and $3.4 million (pre-tax) in 2006.

–  Newsprint is a commodity subject to supply and demand market conditions. We have equity investments in two paper mills, which provide a partial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented 9% of our total operating costs in 2007 and 11% in 2006. Based on the number of newsprint tons consumed in 2007 and 2006, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of approximately $4 million (pre-tax) in 2007 and in 2006.

–  A significant portion of our employees are unionized and our results could be adversely affected if labor negotiations were to restrict our ability to maximize the efficiency of our operations. In addition, if we experienced labor unrest, our ability to produce and deliver our most significant products could be impaired.

See Notes 6, 8 and 18 of the Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY P.47

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE NEW YORK TIMES COMPANY 2007 FINANCIAL REPORT

INDEX		PAGE
Management's Responsibilities Report		49
Management's Report on Internal Control Over Financial Reporting		50
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements as of and for the year ended December 30, 2007		51
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements as of and for the years ended December 31, 2006 and December 25, 2005		52
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting		53
Consolidated Statements of Operations for the fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005		54
Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006		55
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005		57
Consolidated Statements of Changes in Stockholders' Equity for the fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005		59
Notes to the Consolidated Financial Statements		62
1.	Summary of Significant Accounting Policies	62
2.	Acquisitions and Dispositions	65
3.	Goodwill and Other Intangible Assets	66
4.	Discontinued Operations	68
5.	Inventories	69
6.	Investments in Joint Ventures	69
7.	Other	69
8.	Debt	71
9.	Derivative Instruments	72
10.	Income Taxes	73
11.	Pension Benefits	74
12.	Postretirement and Postemployment Benefits	78
13.	Other Liabilities	81
14.	Earnings Per Share	81
15.	Stock-Based Awards	82
16.	Stockholders' Equity	85
17.	Segment Information	86
18.	Commitments and Contingent Liabilities	89
Quarterly Information (unaudited)		92
Schedule II – Valuation and Qualifying Accounts for the fiscal years ended December 30, 2007, December 31, 2006 and December 25, 2005		94

P.48 2007 ANNUAL REPORT

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

Management is further responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company follows and continuously monitors its policies and procedures for internal control over financial reporting to ensure that this objective is met (see "Management's Report on Internal Control Over Financial Reporting" in this "Item 8 – Financial Statements and Supplementary Data").

The consolidated financial statements were audited by Ernst & Young LLP in 2007 and by Deloitte & Touche LLP for 2006 and 2005, both of which are an independent registered public accounting firm. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and each report is shown on pages 51 and 52.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the current independent registered public accounting firm, internal auditors and management to discuss specific accounting, financial reporting and internal control matters. Both the current independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee. Each year the Audit Committee selects, subject to ratification by stockholders, the firm which is to perform audit and other related work for the Company.

THE NEW YORK TIMES COMPANY	THE NEW YORK TIMES COMPANY

BY: JANET L. ROBINSON President and Chief Executive Officer February 26, 2008	BY: JAMES M. FOLLO Senior Vice President and Chief Financial Officer February 26, 2008

Management's Responsibilities Report – THE NEW YORK TIMES COMPANY P.49

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 30, 2007.

The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 30, 2007, which is included on page 53 in this Annual Report on Form 10-K.

P.50 2007 ANNUAL REPORT – Management's Report on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
The New York Times Company
New York, NY

We have audited the accompanying consolidated balance sheet of The New York Times Company as of December 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the fiscal year then ended. Our audit also included the financial statement schedule listed at Item 15(A)(2) of the Company's 2007 Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New York Times Company at December 30, 2007, and the consolidated results of its operations and its cash flows for the fiscal year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The New York Times Company's internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

New York, New York
February 26, 2008

Report of Independent Registered Public Accounting Firm – THE NEW YORK TIMES COMPANY P.51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
The New York Times Company
New York, NY

We have audited the accompanying consolidated balance sheet of The New York Times Company (the "Company") as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed at Item 15(A)(2) of the Company's 2007 Annual Report on Form 10-K for the years ended December 31, 2006 and December 25, 2005. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The New York Times Company as of December 31, 2006 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company adopted Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," as revised, effective December 27, 2004. Also, as discussed in Note 7 to the consolidated financial statements, in 2005 the Company adopted FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143," effective December 25, 2005. Also, as discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," relating to the recognition and related disclosure provisions, effective December 31, 2006.

New York, NY
March 1, 2007

P. 52 2007 ANNUAL REPORT – Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
The New York Times Company
New York, NY

We have audited The New York Times Company's internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The New York Times Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The New York Times Company as of December 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the fiscal year then ended and our report dated February 26, 2008 expressed an unqualified opinion thereon.

New York, New York
February 26, 2008

Report of Independent Registered Public Accounting Firm – THE NEW YORK TIMES COMPANY P.53

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share data)	December 30, 2007	December 31, 2006	December 25, 2005
Revenues
Advertising	$2,047,468	$2,153,936	$2,139,486
Circulation	889,882	889,722	873,975
Other	257,727	246,245	217,667
Total	3,195,077	3,289,903	3,231,128
Operating Costs
Production costs
Raw materials	259,977	330,833	321,084
Wages and benefits	646,824	665,304	652,216
Other	434,295	439,319	423,847
Total production costs	1,341,096	1,435,456	1,397,147
Selling, general and administrative costs	1,397,413	1,398,294	1,378,951
Depreciation and amortization	189,561	162,331	135,480
Total operating costs	2,928,070	2,996,081	2,911,578
Net loss on sale of assets	68,156	–	–
Gain on sale of WQEW-AM	39,578	–	–
Impairment of intangible assets	11,000	814,433	–
Gain on sale of assets	–	–	122,946
Operating Profit/(Loss)	227,429	(520,611)	442,496
Net (loss)/income from joint ventures	(2,618)	19,340	10,051
Interest expense, net	39,842	50,651	49,168
Other income	–	–	4,167
Income/(loss) from continuing operations before income taxes and minority interest	184,969	(551,922)	407,546
Income tax expense	76,137	16,608	163,976
Minority interest in net loss/(income) of subsidiaries	107	359	(257)
Income/(loss) from continuing operations	108,939	(568,171)	243,313
Discontinued operations, Broadcast Media Group: Income from discontinued operations, net of income taxes	5,753	24,728	15,687
Gain on sale, net of income taxes	94,012	–	–
Discontinued operations, net of income taxes	99,765	24,728	15,687
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(5,527)
Net income/(loss)	$208,704	$(543,443)	$253,473
Average number of common shares outstanding
Basic	143,889	144,579	145,440
Diluted	144,158	144,579	145,877
Basic earnings/(loss) per share:
Income/(loss) from continuing operations	$0.76	$(3.93)	$1.67
Discontinued operations, net of income taxes – Broadcast Media Group	0.69	0.17	0.11
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(0.04)
Net income/(loss)	$1.45	$(3.76)	$1.74
Diluted earnings/(loss) per share:
Income/(loss) from continuing operations	$0.76	$(3.93)	$1.67
Discontinued operations, net of income taxes – Broadcast Media Group	0.69	0.17	0.11
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(0.04)
Net income/(loss)	$1.45	$(3.76)	$1.74
Dividends per share	$.865	$.690	$.650

See Notes to the Consolidated Financial Statements

P.54 2007 ANNUAL REPORT – Consolidated Statements of Operations

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 30, 2007	December 31, 2006
Assets
Current Assets
Cash and cash equivalents	$51,532	$72,360
Accounts receivable (net of allowances: 2007 – $38,405; 2006 – $35,840)	437,882	402,639
Inventories	26,895	36,696
Deferred income taxes	92,335	73,729
Assets held for sale	–	357,028
Other current assets	55,801	242,591
Total current assets	664,445	1,185,043
Investments in Joint Ventures	137,831	145,125
Property, Plant and Equipment
Land	120,675	65,808
Buildings, building equipment and improvements	859,948	718,061
Equipment	1,383,650	1,359,496
Construction and equipment installations in progress	242,577	529,546
Total – at cost	2,606,850	2,672,911
Less: accumulated depreciation and amortization	(1,138,837)	(1,297,546)
Property, plant and equipment – net	1,468,013	1,375,365
Intangible Assets Acquired
Goodwill	683,440	650,920
Other intangible assets acquired (less accumulated amortization of $232,771 in 2007 and $217,972 in 2006)	128,461	133,448
Total Intangible Assets Acquired	811,901	784,368
Deferred income taxes	112,379	125,681
Miscellaneous Assets	278,523	240,346
Total Assets	$3,473,092	$3,855,928
Liabilities and Stockholders' Equity
Current Liabilities
Commercial paper outstanding	$111,741	$422,025
Borrowings under revolving credit agreements	195,000	–
Accounts payable	202,923	242,528
Accrued payroll and other related liabilities	142,201	121,240
Accrued expenses	193,222	200,030
Unexpired subscriptions	81,110	83,298
Current portion of long-term debt and capital lease obligations	49,539	104,168
Construction loan	–	124,705
Total current liabilities	975,736	1,297,994
Other Liabilities
Long-term debt	672,005	720,790
Capital lease obligations	6,694	74,240
Pension benefits obligation	281,517	384,277
Postretirement benefits obligation	213,500	256,740
Other	339,533	296,078
Total other liabilities	1,513,249	1,732,125
Minority Interest	5,907	5,967

See Notes to the Consolidated Financial Statements

Consolidated Balance Sheets – THE NEW YORK TIMES COMPANY P.55

CONSOLIDATED BALANCE SHEETS – continued

(In thousands, except share and per share data)	December 30, 2007	December 31, 2006
Stockholders' Equity
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued	$–	$–
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2007 – 148,057,158; 2006 – 148,026,952 (including treasury shares: 2007 – 5,154,989; 2006 – 5,000,000)	14,806	14,804
Class B – convertible – authorized 825,634 shares; issued: 2007 – 825,634 and 2006 – 832,592 (including treasury shares: 2007 – none and 2006 – none)	83	82
Additional paid-in capital	9,869	–
Retained earnings	1,170,288	1,111,006
Common stock held in treasury, at cost	(161,395)	(158,886)
Accumulated other comprehensive loss net of income taxes:
Foreign currency translation adjustments	19,660	20,984
Funded status of benefit plans	(75,111)	(168,148)
Total accumulated other comprehensive loss, net of income taxes	(55,451)	(147,164)
Total stockholders' equity	978,200	819,842
Total Liabilities and Stockholders' Equity	$3,473,092	$3,855,928

See Notes to the Consolidated Financial Statements

P. 56 2007 ANNUAL REPORT – Consolidated Balance Sheets

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 30, 2007	December 31, 2006	December 25, 2005
Cash Flows from Operating Activities
Net income (loss)	$208,704	$(543,443)	$253,473
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Impairment of intangible assets	11,000	814,433	–
Depreciation	170,061	140,667	113,480
Amortization	19,500	29,186	30,289
Stock-based compensation	13,356	22,658	34,563
Cumulative effect of a change in accounting principle	–	–	5,852
Excess distributed earnings/(undistributed earnings) of affiliates	10,597	(5,965)	(919)
Minority interest in net (loss)/income of subsidiaries	(107)	(359)	257
Deferred income taxes	(11,550)	(139,904)	(34,772)
Long-term retirement benefit obligations	10,817	39,057	12,136
Gain on sale of Broadcast Media Group	(190,007)	–	–
Loss/(gain) on sale of assets	68,156	–	(122,946)
Gain on sale of WQEW-AM	(39,578)	–	–
Excess tax benefits from stock-based awards	–	(1,938)	(5,991)
Other – net	(15,419)	9,499	2,572
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable – net	(62,782)	37,486	(35,088)
Inventories	9,801	(7,592)	554
Other current assets	(3,890)	(1,085)	29,743
Accounts payable	(18,417)	23,272	(3,870)
Accrued payroll and accrued expenses	28,541	(9,900)	20,713
Accrued income taxes	(95,925)	14,828	(9,934)
Unexpired subscriptions	(2,188)	1,428	4,199
Net cash provided by operating activities	110,670	422,328	294,311
Cash Flows from Investing Activities
Proceeds from the sale of the Broadcast Media Group	575,427	–	–
Proceeds from the sale of WQEW-AM	40,000	–	–
Proceeds from the sale of Edison, N.J., assets	90,819	–	–
Capital expenditures	(380,298)	(332,305)	(221,344)
Payment for purchase of Edison, N.J., facility	(139,979)	–	–
Acquisitions, net of cash acquired of $1,190 in 2007	(34,091)	(35,752)	(437,516)
Investments sold/(made)	–	100,000	(19,220)
Proceeds on sale of assets	–	–	183,173
Other investing payments	(3,626)	(20,605)	(604)
Net cash provided by/(used in) investing activities	148,252	(288,662)	(495,511)
Cash Flows from Financing Activities
Commercial paper borrowings – net	(310,284)	(74,425)	161,100
Borrowings under revolving credit agreements – net	195,000	–	–
Construction loan	–	61,120	–
Long-term obligations:
Increase	–	–	497,543
Reduction	(102,437)	(1,640)	(323,490)
Capital shares:
Issuance	530	15,988	14,348
Repurchases	(4,517)	(52,267)	(57,363)
Dividends paid to stockholders	(125,063)	(100,104)	(94,535)
Excess tax benefits from stock-based awards	–	1,938	5,991
Other financing proceeds – net	66,260	43,198	811
Net cash (used in)/provided by financing activities	(280,511)	(106,192)	204,405
Net (decrease)/increase in cash and cash equivalents	(21,589)	27,474	3,205
Effect of exchange rate changes on cash and cash equivalents	761	(41)	(667)
Cash and cash equivalents at the beginning of the year	72,360	44,927	42,389
Cash and cash equivalents at the end of the year	$51,532	$72,360	$44,927

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows – THE NEW YORK TIMES COMPANY P.57

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Flow Information

	Years Ended
(In thousands)	December 30, 2007	December 31, 2006	December 25, 2005
SUPPLEMENTAL DATA
Cash payments
– Interest	$61,451	$71,812	$46,149
– Income taxes, net of refunds	$283,773	$152,178	$231,521

Acquisitions and Investments

–  See Note 2 of the Notes to the Consolidated Financial Statements.

Other

–  In August 2006, the Company's new headquarters building was converted to a leasehold condominium, with the Company and its development partner acquiring ownership of their respective leasehold condominium units (see Note 18). The Company's capital expenditures include those of its development partner through August 2006. Cash capital expenditures attributable to the Company's development partner's interest in the Company's new headquarters were approximately $55 million in 2006 and $49 million in 2005.

–  Investing activities—Other investing payments include cash payments by our development partner for deferred expenses related to its leasehold condominium units of approximately $20 million in 2006.

–  Financing activities—Other financing proceeds-net include cash received from the development partner for the repayment of the Company's loan receivable of approximately $66 million in 2007, $43 million in 2006.

Non-Cash

–  As part of the purchase and sale of the Company's Edison, N.J., facility (see Note 7), the Company terminated its existing capital lease agreement. This resulted in the reversal of the related assets (approximately $86 million) and capital lease obligation (approximately $69 million).

–  In August 2006, in connection with the conversion of the Company's new headquarters to a leasehold condominium, the Company made a non-cash distribution of its development partner's net assets of approximately $260 million. Beginning in September 2006, the Company recorded a non-cash receivable and loan payable for the amount that the Company's development partner drew down on the construction loan (see Note 18). As of December 31, 2006, approximately $125 million was outstanding under the Company's real estate development partner's construction loan. In January 2007, the Company was released as a co-borrower, and therefore the receivable and the construction loan were reversed and are not included in the Company's Consolidated Balance Sheet as of December 30, 2007. See Note 18 for additional information regarding the Company's new headquarters.

–  Accrued capital expenditures were approximately $46 million in 2007, $51 million in 2006 and $25 million in 2005.

See Notes to the Consolidated Financial Statements

P.58 2007 ANNUAL REPORT – Supplemental Disclosures to Consolidated Statements of Cash Flows

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Capital Stock			Common Stock		Accumulated Other Comprehensive
(In thousands, except share and per share data)	Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Held in Treasury, at Cost	Deferred Compensation	Loss, Net of Income Taxes	Total
Balance, December 26, 2004	$15,093	$–	$1,680,570	$(204,407)	$(24,309)	$(112,585)	$1,354,362
Comprehensive income:
Net income	–	–	253,473	–	–	–	253,473
Foreign currency translation loss	–	–	–	–	–	(7,918)	(7,918)
Unrealized derivative gain on cash-flow hedges (net of tax expense of $1,120)	–	–	–	–	–	1,386	1,386
Minimum pension liability (net of tax benefit of $41,164)	–	–	–	–	–	(53,537)	(53,537)
Unrealized loss on marketable securities (net of tax benefit of $62)	–	–	–	–	–	(80)	(80)
Comprehensive income							193,324
Dividends, common – $.65 per share	–	–	(94,535)	–	–	–	(94,535)
Issuance of shares:
Retirement units – 10,378 Class A shares	–	(345)	–	445	–	–	100
Employee stock purchase plan – 833 Class A shares	–	31	–	–	–	–	31
Stock options – 847,816 Class A shares	84	20,260	–	–	–	–	20,344
Stock conversions – 6,074 Class B shares to A shares	–	–	–	–	–	–	–
Restricted shares forfeited – 14,927 Class A shares	–	639	–	(639)	–	–	–
Reversal of deferred compensation	–	–	(24,309)	–	24,309	–	–
Stock-based compensation expense	–	34,563	–	–	–	–	34,563
Repurchase of stock – 1,734,099 Class A shares	–	–	–	(57,363)	–	–	(57,363)
Balance, December 25, 2005	15,177	55,148	1,815,199	(261,964)	–	(172,734)	1,450,826

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity – THE NEW YORK TIMES COMPANY P.59

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – continued

	Capital Stock			Common Stock		Accumulated Other Comprehensive
(In thousands, except share and per share data)	Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Held in Treasury, at Cost	Deferred Compensation	Loss, Net of Income Taxes	Total
Comprehensive loss:
Net loss	–	–	(543,443)	–	–	–	(543,443)
Foreign currency translation gain	–	–	–	–	–	9,487	9,487
Unrealized derivative loss on cash-flow hedges (net of tax benefit of $1,023)	–	–	–	–	–	(1,263)	(1,263)
Minimum pension liability (net of tax expense of $79,498)	–	–	–	–	–	105,050	105,050
Unrealized gain on marketable securities (net of tax expense of $16)	–	–	–	–	–	36	36
Reclassification adjustment for losses included in net loss (net of tax benefit of $210)	–	–	–	–	–	242	242
Comprehensive loss							(429,891)
Adjustment to apply FAS 158 (net of tax benefit of $89,364)	–	–	–	–	–	(87,982)	(87,982)
Dividends, common – $.69 per share	–	–	(100,104)	–	–	–	(100,104)
Issuance of shares:
Retirement units – 9,396 Class A shares	–	(217)	–	311	–	–	94
Stock options – 813,930 Class A shares	81	16,973	–	–	–	–	17,054
Stock conversions – 1,650 Class B shares to A shares	–	–	–	–	–	–	–
Restricted shares forfeited – 19,905 Class A shares	–	658	–	(658)	–	–	–
Restricted stock units exercises – 44,685 Class A shares	–	(2,024)	–	1,478	–	–	(546)
Stock-based compensation expense	–	22,658	–	–	–	–	22,658
Repurchase of stock – 2,203,888 Class A shares	–	–	–	(52,267)	–	–	(52,267)
Treasury stock retirement – 3,728,011 Class A shares	(372)	(93,196)	(60,646)	154,214	–	–	–
Balance, December 31, 2006	14,886	–	1,111,006	(158,886)	–	(147,164)	819,842

See Notes to the Consolidated Financial Statements

P.60 2007 ANNUAL REPORT – Consolidated Statements of Changes in Stockholders' Equity

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – continued

	Capital Stock			Common Stock		Accumulated Other Comprehensive
(In thousands, except share and per share data)	Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Held in Treasury, at Cost	Deferred Compensation	Loss, Net of Income Taxes	Total
Comprehensive income:
Net income	–	–	208,704	–	–	–	208,704
Foreign currency translation loss (net of tax expense of $14,127)	–	–	–	–	–	(1,324)	(1,324)
Change in unrecognized amounts included in pension and postretirement obligations (net of tax expense of $84,281)	–	–	–	–	–	93,037	93,037
Comprehensive income							300,417
Adjustment to adopt FIN 48	–	–	(24,359)	–	–	–	(24,359)
Dividends, common – $.865 per share	–	–	(125,063)	–	–	–	(125,063)
Issuance of shares:
Retirement units – 7,906 Class A shares	–	(90)	–	188	–	–	98
Employee stock purchase plan – 67,299 Class A shares	–	33	–	1,596	–	–	1,629
Stock options – 23,248 Class A shares	3	626	–	–	–	–	629
Stock conversions – 6,958 Class B shares to A shares	–	–	–	–	–	–	–
Restricted shares forfeited – 21,754 Class A shares	–	516	–	(516)	–	–	–
Restricted stock units exercises – 31,201 Class A shares	–	(1,092)	–	740	–	–	(352)
Stock-based compensation expense	–	13,356	–	–	–	–	13,356
Tax shortfall from equity award exercises	–	(3,480)	–	–	–	–	(3,480)
Repurchase of stock – 239,641 Class A shares	–	–	–	(4,517)	–	–	(4,517)
Balance, December 30, 2007	$14,889	$9,869	$1,170,288	$(161,395)	$–	$(55,451)	$978,200

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity – THE NEW YORK TIMES COMPANY P.61

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

The New York Times Company (the "Company") is a diversified media company currently including newspapers, Internet businesses, a radio station, investments in paper mills and other investments (see Note 6). The Company's major source of revenue is advertising, predominantly from its newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets in the United States.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions.

Fiscal Year

The Company's fiscal year end is the last Sunday in December. Fiscal year 2007 and 2005 each comprise 52 weeks and fiscal year 2006 comprises 53 weeks. Our fiscal years ended as of December 30, 2007, December 31, 2006 and December 25, 2005.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Credit is extended to the Company's advertisers and subscribers based upon an evaluation of the customer's financial condition, and collateral is not required from such customers. Allowances for estimated credit losses, rebates, returns, rate adjustments and discounts are generally established based on historical experience.

Inventories

Inventories are stated at the lower of cost or current market value. Inventory cost is generally based on the last-in, first-out ("LIFO") method for newsprint and the first-in, first-out ("FIFO") method for other inventories.

Investments

Investments in which the Company has at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could exercise significant influence, the investment would be accounted for under the equity method. The Company has an investment interest below 20% in a limited liability company which is accounted for under the equity method (see Note 6).

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms as follows: buildings, building equipment and improvements – 10 to 40 years; equipment – 3 to 30 years. The Company capitalizes interest costs and certain staffing costs as part of the cost of constructing major facilities and equipment.

The Company evaluates whether there has been an impairment of long-lived assets amortized, primarily property, plant and equipment, if certain circumstances indicate that a possible impairment may exist. These assets are tested for impairment at the asset level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset is i) not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and ii) is greater than its fair value.

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

Other intangible assets acquired consist primarily of mastheads and trade names on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired that have indefinite lives (mastheads and trade names) are not amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.

The Company tests for goodwill impairment at the reporting unit level as defined in FAS 142. This test is a two-step process. The first step of the goodwill impairment test, used to identify a potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of

P.62 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

the impairment loss, if any. The second step compares the fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the fair value of the goodwill. In the fourth quarter of each year, the Company evaluates goodwill on a separate reporting unit basis to assess recoverability, and impairments, if any, are recognized in earnings.

Intangible assets (e.g., mastheads and trade names) that are not amortized are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. If the fair value, which is based on future cash flows, exceeds the carrying amount, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

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

The Company's pension and postretirement benefit costs are accounted for using actuarial valuations required by FAS No. 87, Employers' Accounting for Pensions ("FAS 87"), and FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106") and FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FAS 158").

The Company adopted FAS No. 158, as of December 31, 2006. FAS 158 requires an entity to recognize the funded status of its defined benefit pension plans – measured as the difference between plan assets at fair value and the benefit obligation – on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. See Notes 11 and 12 for additional information regarding the adoption of FAS 158.

Revenue Recognition

–  Advertising revenue is recognized when advertisements are published, broadcast or placed on the Company's Web sites or, with respect to certain Web advertising, each time a user clicks on certain ads, net of provisions for estimated rebates, rate adjustments and discounts.

–  Rebates are accounted for in accordance with Emerging Issues Task Force ("EITF") 01-09, Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products) ("EITF 01-09"). The Company recognizes a rebate obligation as a reduction of revenue, based on the amount of estimated rebates that will be earned and claimed, related to the underlying revenue transactions during the period. Measurement of the rebate obligation is estimated based on the historical experience of the number of customers that ultimately earn and use the rebate.

–  Rate adjustments primarily represent credits given to customers related to billing or production errors and discounts represent credits given to customers

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.63

who pay an invoice prior to its due date. Rate adjustments and discounts are accounted for in accordance with EITF 01-09 as a reduction of revenue, based on the amount of estimated rate adjustments or discounts related to the underlying revenue during the period. Measurement of rate adjustments and discount obligations are estimated based on historical experience of credits actually issued.

–  Circulation revenue includes single copy and home-delivery subscription revenue. Single copy revenue is recognized based on date of publication, net of provisions for related returns. Proceeds from home-delivery subscriptions are deferred at the time of sale and are recognized in earnings on a pro rata basis over the terms of the subscriptions.

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

The Company adopted Financial Accounting Standards Board Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions ("tax positions") as of January 1, 2007. FIN 48 required the Company to recognize in its financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. This involves the identification of potential uncertain tax positions, the evaluation of tax law and an assessment of whether a liability for uncertain tax positions is necessary. Different conclusions reached in this assessment can have a material impact on the Consolidated Financial Statements. See Note 10 for additional information related to the adoption of FIN 48.

We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is difficult to predict.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FAS No. 123 (revised 2004), Share-Based Payment ("FAS 123-R"). The Company adopted FAS 123-R at the beginning of 2005. The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock units, restricted stock, shares issued under the Company's employee stock purchase plan (only in 2005) and other long-term incentive plan awards. See Note 15 for additional information related to stock-based compensation expense.

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

Reclassifications

For comparability, certain prior year amounts have been reclassified to conform with the 2007 presentation,

P.64 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

specifically presenting depreciation and amortization separately from production and selling, general and administrative costs.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued FAS No. 141(R), Business Combinations ("FAS 141(R)") and FAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("FAS 160"). Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing of acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated shareholders equity and the elimination of "minority interest" accounting in results of operations. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will impact the accounting for the Company's future acquisitions. The Company is currently evaluating the impact of adopting FAS 160 on its financial statements.

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

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

In September 2006, FASB ratified the EITF conclusion under EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements ("EITF 06-4"). Diversity in practice exists in accounting for the deferred compensation and postretirement aspects of endorsement split-dollar life insurance arrangements. EITF 06-4 was issued to clarify the accounting and requires employers to recognize a liability for future benefits in accordance with FAS 106 (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12, Omnibus Opinion—1967 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.

EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods. The Company will record a liability for its endorsement split-dollar life insurance arrangement of approximately $9 million through a cumulative-effect adjustment to retained earnings as of December 31, 2007 (the Company's adoption date). The ongoing expense related to this liability is immaterial.

2. Acquisitions and Dispositions

ConsumerSearch, Inc.

In May 2007, the Company acquired ConsumerSearch, Inc. ("ConsumerSearch"), a leading online aggregator and publisher of reviews of consumer products, for approximately $33 million. ConsumerSearch.com includes product comparisons and recommendations and adds a new functionality to the About Group. Based on a final valuation of ConsumerSearch, the Company has allocated the excess of the purchase price over the carrying value of the net liabilities assumed of $24.1 million to goodwill and $15.4 million to other intangible assets. The goodwill for the ConsumerSearch acquisition is not tax-deductible. The intangible assets consist of its trade name, customer relationships, content and proprietary technology.

UCompareHealthCare.com

In March 2007, the Company acquired UCompareHealthCare.com, a site that provides dynamic Web-based interactive tools to enable users to measure the quality of certain healthcare services, for $2.3 million. The Company paid approximately $1.8 million and withheld the remaining $0.5 million for a one-year indemnification period. UCompareHealthCare.com expands the About Group's online health channel. Based on a final valuation of UCompareHealthCare.com, the Company has allocated the excess of the purchase price over the carrying value of the net assets acquired of $1.5 million to

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.65

goodwill and $0.8 million to other intangible assets. The goodwill for the UCompareHealthCare.com acquisition is tax-deductible. The intangible assets consist of content and proprietary technology.

Calorie-Count.com

In September 2006, the Company acquired Calorie-Count.com, a site that offers weight loss tools and nutritional information, for approximately $1 million, the majority of which was allocated to goodwill. Calorie-Count.com is part of About Group.

Baseline

In August 2006, the Company acquired Baseline StudioSystems, ("Baseline") a leading online database and research service for information on the film and television industries, for $35.0 million. Baseline's financial results are part of NYTimes.com, which is part of the News Media Group.

Based on a final valuation completed in 2007 of Baseline, the Company has allocated the excess of the purchase price over the carrying amount of net assets acquired as follows: $23.2 million to goodwill and $12.1 million to other intangible assets (primarily content, a customer list and technology).

The acquisitions discussed above all further expand the Company's online content and functionality as well as continue to diversify the Company's online revenue base.

KAUT-TV

In November 2005, the Company acquired KAUT-TV, a television station in Oklahoma City, for approximately $23 million, which was part of the Broadcast Media Group. In May 2007, the Company sold the Broadcast Media Group (see Note 4).

About.com

In March 2005, the Company acquired About.com for approximately $410 million to broaden its online content offering, strengthen and diversify its online advertising, extend its reach among Internet users and provide an important platform for future growth. These factors contributed to establishing the purchase price and supported the premium paid over the fair value of tangible and intangible assets. The acquisition was completed after a competitive auction process. Based on a final valuation of About.com, the Company has allocated the excess of the purchase price over the carrying value of the net assets acquired of $343.4 million to goodwill and $62.2 million to other intangible assets (primarily content and customer lists).

North Bay Business Journal

In February 2005, the Company acquired the North Bay Business Journal, a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties, for approximately $3 million. North Bay is included in the News Media Group as part of the Regional Media Group. Based on a final valuation of North Bay, the Company has allocated the excess of the purchase price over the carrying value of the net assets acquired of $2.1 million to goodwill and $0.9 million to other intangible assets (primarily customer lists).

The Company's Consolidated Financial Statements include the operating results of these acquisitions subsequent to their date of acquisition.

The acquisitions in 2007, 2006 and 2005 were funded through a combination of short-term and long-term debt. Pro forma statements of operation have not been presented because the effects of the acquisitions were not material to the Company's Consolidated Financial Statements for the periods presented herein.

Sale of WQEW-AM

In April 2007, the Company sold WQEW-AM to Radio Disney, LLC (which had been providing substantially all of WQEW-AM's programming through a time brokerage agreement) for $40 million. The Company recognized a pre-tax gain of $39.6 million ($21.2 million after tax).

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

P. 66 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

but tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives. See Note 1 for the Company's policy of goodwill and other intangibles impairment testing.

The Company's annual impairment tests resulted in a non-cash impairment charge of $11.0 million in 2007 and $814.4 million in 2006 related to a write-down of intangible assets of the New England Media Group. The New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com and the Worcester Telegram & Gazette, is part of the News Media Group reportable segment. The majority of the 2006 charge is not tax deductible because the 1993 acquisition of the Globe was structured as a tax-free stock transaction. The impairment charges, which are included in the line item "Impairment of intangible assets" in the Consolidated Statement of Operations, are presented below by intangible asset:

	December 30, 2007			December 31, 2006
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Goodwill	$–	$–	$–	$782,321	$65,009	$717,312
Customer list	–	–	–	25,597	10,751	14,846
Newspaper masthead	11,000	4,626	6,374	6,515	2,736	3,779
Total	$11,000	$4,626	$6,374	$814,433	$78,496	$735,937

The impairment of the intangible assets above mainly resulted from declines in current and projected operating results and cash flows of the New England Media Group due to, among other factors, unfavorable economic conditions, advertiser consolidations in the New England area and increased competition with online media. These factors resulted in the carrying value of the intangible assets being greater than their fair value, and therefore a write-down to fair value was required.

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

The fair value of the customer list and newspaper mastheads was calculated by estimating the present value of future cash flows associated with each asset.

The changes in the carrying amount of Goodwill in 2007 and 2006 were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 25, 2005	$1,055,648	$343,689	$1,399,337
Goodwill acquired during year	25,147	926	26,073
Goodwill adjusted during year	–	(259)	(259)
Impairment	(782,321)	–	(782,321)
Foreign currency translation	8,090	–	8,090
Balance as of December 31, 2006	306,564	344,356	650,920
Goodwill acquired during year	–	25,625	25,625
Goodwill adjusted during year	(1,984)	–	(1,984)
Foreign currency translation	8,879	–	8,879
Balance as of December 30, 2007	$313,459	$369,981	$683,440

Goodwill acquired in the table above is related to the acquisitions discussed in Note 2.

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune (the "IHT").

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.67

Other intangible assets acquired were as follows:

	December 30, 2007			December 31, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$222,267	$(199,930)	$22,337	$220,935	$(196,268)	$24,667
Other	67,254	(32,841)	34,413	63,777	(21,704)	42,073
Total	289,521	(232,771)	56,750	284,712	(217,972)	66,740
Unamortized other intangible assets:
Newspaper mastheads	57,638	–	57,638	66,708	–	66,708
Trade names	14,073	–	14,073	–	–	–
Total	71,711	–	71,711	66,708	–	66,708
Total other intangible assets acquired	$361,232	$(232,771)	$128,461	$351,420	$(217,972)	$133,448

The table above includes other intangible assets related to the acquisitions discussed in Note 2. Additionally, certain amounts in the table above include the foreign currency translation adjustment related to the consolidation of the IHT.

As of December 2007, the remaining weighted-average amortization period is seven years for customer lists and six years for other intangible assets acquired included in the table above.

Accumulated amortization includes a write-down of $25.6 million in customer lists related to the impairment charge in 2006. Amortization expense related to amortized other intangible assets acquired was $14.6 million in 2007, $24.4 million in 2006 and $24.9 million in 2005. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands) Year	Amount
2008	$11,900
2009	9,700
2010	9,300
2011	8,800
2012	6,600

4. Discontinued Operations

On May 7, 2007, the Company sold its Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million. The Company recognized a pre-tax gain on the sale of $190.0 million ($94.0 million after tax) in 2007.

In accordance with the provisions of FAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the Broadcast Media Group's results of operations and the gain on the sale are presented as discontinued operations, and certain assets and liabilities are classified as held for sale for the period presented before the sale. The results of operations presented as discontinued operations through May 7, 2007, and the assets and liabilities classified as held for sale as of December 31, 2006, are summarized below.

(In thousands)	December 30, 2007	December 31, 2006	December 25, 2005
Revenues	$46,702	$156,791	$139,055
Total operating costs	36,854	115,370	111,914
Pre-tax income	9,848	41,421	27,141
Income tax expense	4,095	16,693	11,129
Income from discontinued operations, net of income taxes	5,753	24,728	16,012
Gain on sale, net of income taxes of $95,995 for 2007	94,012	–	–
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(325)
Discontinued operations, net of income taxes	$99,765	$24,728	$15,687

P.68 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

(In thousands)	December 31, 2006
Property, plant & equipment, net	$64,309
Goodwill	41,658
Other intangible assets, net	234,105
Other assets	16,956
Assets held for sale	357,028
Program rights liability(1)	14,931
Net assets held for sale	$342,097

(1)  Included in "Accounts payable" in the Consolidated Balance Sheets.

5. Inventories

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

(In thousands)	December 30, 2007	December 31, 2006
Newsprint and magazine paper	$21,929	$32,594
Other inventory	4,966	4,102
Total	$26,895	$36,696

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 70% of inventory in 2007 and 78% of inventory in 2006. The excess of replacement or current cost over stated LIFO value was approximately $5 million as of December 30, 2007 and $9 million as of December 31, 2006.

6. Investments in Joint Ventures

As of December 30, 2007, the Company's investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC ("Metro Boston")	49%
Donohue Malbaie Inc. ("Malbaie")	49%
Madison Paper Industries ("Madison")	40%
New England Sports Ventures, LLC ("NESV")	17.5%

The Company's investments above are accounted for under the equity method, and are recorded in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. The Company's proportionate shares of the operating results of its investments are recorded in "Net (loss)/income from joint ventures" in the Company's Consolidated Statements of Operations and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets.

In October 2006, the Company sold its 50% ownership interest in Discovery Times Channel (see Note 2).

The Company owns a 49% interest in Metro Boston, which publishes a free daily newspaper in the Greater Boston area. In 2007, the Company recorded a non-cash charge of $7.1 million ($4.1 million after tax) related to the write-down of this investment. This charge is included in "Net (loss)/income from joint ventures" in the Company's Consolidated Statements of Operations.

The Company owns an interest of approximately 17.5% in NESV, which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of the New England Sports Network, a regional cable sports network that televises the Red Sox games, and 50% of Roush Fenway Racing, a leading NASCAR team.

The Company received distributions from NESV of $5.0 million in 2007 and $4.5 million in 2006.

The Company also has investments in a Canadian newsprint company, Malbaie, and a partnership operating a supercalendered paper mill in Maine, Madison (together, the "Paper Mills").

The Company and Myllykoski Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company's percentage ownership of Madison, which represents 40%, is through an 80%-owned consolidated subsidiary. Myllykoski Corporation owns a 10% interest in Madison through a 20% minority interest in the consolidated subsidiary of the Company. Myllykoski Corporation's proportionate share of the operating results of Madison is also recorded in "Net (loss)/income from joint ventures" in the Company's Consolidated Statements of Operations and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. Myllykoski Corporation's minority interest is included in "Minority interest in net loss/(income) of subsidiaries" in the Company's Consolidated Statements of Operations and in "Minority Interest" in the Company's Consolidated Balance Sheets.

The Company received distributions from Madison of $3.0 million in 2007, $5.0 million in 2006 and $5.0 million in 2005.

The Company did not receive distributions from Malbaie in 2007 and received distributions of $3.8 million in 2006 and $4.1 million in 2005.

The News Media Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated $66.0 million in 2007, $80.4 million for 2006 and $76.3 million for 2005.

7. Other

Staff Reductions

The Company recognized staff reduction charges of $35.4 million in 2007, $34.3 million in 2006 and

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.69

$57.8 million in 2005. Included in the 2007 staff reduction charge is approximately $14 million in connection with a plant closing (see below). Most of the charges in 2007 and 2006 were recognized at the News Media Group. These charges are recorded in "Selling, general and administrative costs" in the Company's Consolidated Statements of Operations. The Company had a staff reduction liability of $25.1 million and $17.9 million included in "Accrued expenses" in the Company's Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006, respectively.

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

As a result of the sale, the Company recognized a net pre-tax loss of $68.2 million ($41.3 million after tax) in the second quarter of 2007. This loss is recorded in "Net loss on sale of assets" in the Company's Consolidated Statements of Operations.

The Company estimates costs to close the Edison facility in the range of $87 million to $95 million, principally consisting of accelerated depreciation charges ($66 to $69 million), as well as staff reduction charges ($16 to $20 million) and plant restoration costs ($5 to $6 million). The majority of these costs have been recognized as of December 30, 2007, with the remaining amount to be recognized in the first quarter of 2008.

Other Current Assets

In the fourth quarter of 2007, the Company's development partner fully repaid the Company for its share of costs associated with the Company's new headquarters that the Company previously paid on the development partner's behalf. The amount due to the Company as of December 31, 2006 was $66 million.

The Company also had a receivable due from its development partner that is associated with borrowings under a construction loan attributable to the Company's development partner. As of December 31, 2006, approximately $125 million was outstanding under the construction loan and recorded as a receivable included in "Other current assets" in the Consolidated Balance Sheet. In January 2007, with the Company's release as a co-borrower, the receivable and the construction loan were reversed and are not included in the Company's Consolidated Balance Sheet as of December 30, 2007. See Note 18 for additional information related to the Company's new headquarters.

Cumulative Effect of a Change in Accounting Principle

In March 2005, FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143 ("FIN 47"). FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within the control of the entity. FIN 47 was effective no later than the end of fiscal year ending after December 15, 2005. The Company adopted FIN 47 effective December 2005 and accordingly recorded an after tax charge of $5.5 million or $.04 per diluted share ($9.9 million pre-tax) as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations. A portion of the 2005 charge has been reclassified to conform to the presentation of the Broadcast Media Group as a discontinued operation.

The charge primarily related to those lease agreements that required the Company to restore the land or facilities to their original condition at the end of the leases. The Company was uncertain of the timing of payment for these asset retirement obligations; therefore a liability was not previously recognized in the financial statements under GAAP. On a prospective basis, this accounting change requires recognition of these costs ratably over the lease term. The adoption of FIN 47 resulted in a non-cash addition to "Land," "Buildings, building equipment and improvements," and "Equipment" totaling $12.3 million with a corresponding increase in long-term liabilities.

The asset retirement obligation as of December 2006 was $18.7 million, consisting of a liability of $12.3 million and accretion expense of $6.4 million. In connection with the Broadcast Media Group sale and the termination of the original Edison, N.J., lease, the Company reversed the liability for the asset retirement obligation.

Sale of Assets

In the first quarter of 2005, the Company recognized a $122.9 million pre-tax gain from the sale of assets. The Company completed the sale of its previous headquarters in New York City for $175.0 million and entered into a lease for the building with the purchaser/lessor through 2007, when the Company occupied its new headquarters (see Note 18). This transaction has been accounted for as a sale-leaseback. The sale resulted in a total pre-tax gain of

P. 70 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

$143.9 million, of which $114.5 million ($63.3 million after tax) was recognized in the first quarter of 2005. The remainder of the gain was deferred and amortized over the lease term, which expired on June 30, 2007. The lease required the Company to pay rent over the lease term to the purchaser/lessor and resulted in rent expense that was offset by the amount of the gain being deferred and amortized. In addition, the Company sold property in Sarasota, Fla., which resulted in a pre-tax gain in the first quarter of 2005 of $8.4 million ($5.0 million after tax or $.03 per diluted share).

8. Debt

Long-term debt consists of the following:

(In thousands)	December 30, 2007	December 31, 2006
5.625%-7.125% Series I Medium-Term Notes due 2008 through 2009, net of unamortized debt costs of $200 in 2007 and $372 in 2006(1)	$148,300	$250,128
4.5% Notes due 2010, net of unamortized debt costs of $1,023 in 2007 and $1,452 in 2006(2)	248,977	248,548
4.610% Medium-Term Notes Series II due 2012, net of unamortized debt costs of $584 in 2007 and $691 in 2006(3)	74,416	74,309
5.0% Notes due 2015, net of unamortized debt costs of $224 in 2007 and $249 in 2006(2)	249,776	249,751
Total notes and debentures	721,469	822,736
Less: current portion	(49,464)	(101,946)
Total long-term debt	$672,005	$720,790

(1)  On August 21, 1998, the Company filed a $300.0 million shelf registration on Form S-3 with the Securities and Exchange Commission ("SEC") for unsecured debt securities to be issued by the Company from time to time. The registration statement became effective August 28, 1998. On September 24, 1998, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes (Series I) of which no amount remains available as of December 30, 2007.

(2)  On March 17, 2005, the Company issued $250.0 million 5-year notes maturing March 15, 2010, at an annual rate of 4.5%, and $250.0 million 10-year notes maturing March 15, 2015, at an annual rate of 5.0%. Interest is payable semi-annually on March 15 and September 15 on both series of notes.

(3)  On July 26, 2002, the Company filed a $300.0 million shelf registration statement on Form S-3 with the SEC for unsecured debt securities that may be issued by the Company from time to time. The registration statement became effective on August 6, 2002. On September 17, 2002, the Company filed a prospectus supplement to allow the issuance of up to $300.0 million in medium-term notes (Series II). As of December 30, 2007, the Company had issued $75.0 million of medium-term notes under this program.

The Company's total debt, including commercial paper, revolving credit agreements and capital lease obligations, amounted to $1.0 billion as of December 30, 2007. As of December 31, 2006, our total debt, including commercial paper, capital lease obligations and a construction loan (see below), was $1.4 billion. Total unused borrowing capacity under all financing arrangements was $693.5 million as of December 30, 2007.

Commercial Paper

The amount available under our commercial paper program, which is supported by the revolving credit agreements described below, is $725.0 million. The Company's commercial paper is unsecured and can have maturities of up to 270 days, but generally mature within 90 days.

The Company had $111.7 million in commercial paper outstanding as of December 30, 2007, with a weighted-average interest rate of 5.5% per annum and an average of 10 days to maturity from original issuance. The Company had $422.0 million in commercial paper outstanding as of December 31, 2006, with a weighted-average interest rate of 5.5% per annum and an average of 63 days to maturity from original issuance.

Revolving Credit Agreements

The Company's $800.0 million revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011) support its commercial paper program and may also be used for general corporate purposes. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Of the total $800.0 million available under the two revolving credit agreements, the Company has issued letters of credit of approximately $25 million. During the third quarter of 2007, the Company began borrowing under our revolving credit agreements, in addition to issuing commercial paper, due to higher interest rates in the commercial paper markets. As of December 30, 2007, the Company had $195.0 million outstanding under its revolving credit agreements, with a weighted-average interest rate of 5.3%. The remaining balance of approximately $580 million supports our commercial paper program discussed above. Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company. There were no borrowings outstanding under the revolving credit agreements as of December 31, 2006.

The revolving credit agreements contain a covenant that requires specified levels of stockholders'

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.71

equity (as defined in the agreements). As of December 30, 2007, the amount of stockholders' equity in excess of the required levels was approximately $632 million.

Medium-Term Notes

The Company's five-year 5.350% Series I medium-term notes aggregating $50.0 million matured on April 16, 2007, and its five-year 4.625% Series I medium-term notes aggregating $52.0 million matured on June 25, 2007. In the second quarter of 2007, the Company made principal repayments totaling $102.0 million. As of December 31, 2006, these notes were recorded in "Current portion of long-term debt and capital lease obligations."

Construction Loan

Until January 2007, the Company was a co-borrower under a $320 million non-recourse construction loan in connection with the construction of its new headquarters. The Company did not draw down on the construction loan, which was being used by its development partner. However, as a co-borrower, the Company was required to record the amount outstanding of the construction loan on its financial statements. The Company also recorded a receivable, due from its development partner, for the same amount outstanding under the construction loan. As of December 31, 2006, approximately $125 million was outstanding under the construction loan and recorded as a receivable included in "Other current assets" in the Consolidated Balance Sheet. In January 2007, the Company was released as a co-borrower, and as a result, the receivable and the construction loan were reversed and are not included in the Company's Consolidated Balance Sheet as of December 30, 2007. See Note 18 for additional information related to the Company's new headquarters.

Long-Term Debt

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of the Company's long-term debt was $701.0 million as of December 30, 2007 and $801.0 million as of December 31, 2006.

The aggregate face amount of maturities of long-term debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2008	$49,500
2009	99,000
2010	250,000
2011	–
2012	75,000
Thereafter	250,000
Total face amount of maturities	723,500
Less: Unamortized debt costs	(2,031)
Total long-term debt	721,469
Less: Current portion of long-term debt	(49,464)
Carrying value of long-term debt	$672,005

Interest expense, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 30, 2007	December 31, 2006	December 25, 2005
Interest expense	$59,049	$73,512	$60,018
Loss from extinguishment of debt(1)	–	–	4,767
Interest income	(3,386)	(7,930)	(4,462)
Capitalized interest	(15,821)	(14,931)	(11,155)
Interest expense, net	$39,842	$50,651	$49,168

(1)  The Company redeemed all of its $71.9 million outstanding 8.25% debentures, callable on March 15, 2005, and maturing on March 15, 2025, at a redemption price of 103.76% of the principal amount. The redemption premium and unamortized issuance costs resulted in a loss from the extinguishment of debt of $4.8 million.

9. Derivative Instruments

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

P.72 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

starting swap agreements in connection with the issuance of its 10-year $250.0 million notes maturing on March 15, 2015. The termination of the forward starting swap agreements resulted in a gain of approximately $2 million, which is being amortized into income through March 2015 as a reduction of interest expense related to the Company's 10-year notes.

10. Income Taxes

Income tax expense for each of the years presented is determined in accordance with FAS 109. Reconciliations between the effective tax rate on income/(loss) from continuing operations before income taxes and the federal statutory rate are presented below.

	December 30, 2007		December 31, 2006		December 25, 2005
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$64,739	35.0%	$(193,173)	35.0%	$142,642	35.0%
State and local taxes – net	11,022	6.0	2,319	(0.4)	19,714	4.8
Effect of enacted change in New York State tax law	5,751	3.1	–	–	–	–
Impairment of non-deductible goodwill	–	–	219,638	(39.8)	–	–
Other – net	(5,375)	(2.9)	(12,176)	2.2	1,620	0.4
Income tax expense	$76,137	41.2%	$16,608	(3.0%)	$163,976	40.2%

The components of income tax expense as shown in the Consolidated Statements of Operations were as follows:

(In thousands)	December 30, 2007	December 31, 2006	December 25, 2005
Current tax expense
Federal	$67,705	$112,586	$157,828
Foreign	1,041	739	675
State and local	18,941	43,187	40,245
Total current tax expense	87,687	156,512	198,748
Deferred tax (benefit)/expense
Federal	(14,377)	(89,367)	(21,841)
Foreign	(4,036)	(10,918)	(3,017)
State and local	6,863	(39,619)	(9,914)
Total deferred tax benefit	(11,550)	(139,904)	(34,772)
Income tax expense	$76,137	$16,608	$163,976

State tax operating loss carryforwards ("loss carryforwards") totaled $3.2 million as of December 2007 and $2.3 million as of December 2006. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives generally ranging from 1 to 5 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $0.2 million as of December 2007 and $1.2 million as of December 2006.

In 2007 the Company's valuation allowance decreased by $1 million due primarily to the utilization of loss carryforwards.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.73

The components of the net deferred tax assets and liabilities recognized in the Company's Consolidated Balance Sheets were as follows:

(In thousands)	December 30, 2007	December 31, 2006
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$294,446	$371,859
Accruals for other employee benefits, compensation, insurance and other	46,715	52,903
Accounts receivable allowances	16,748	9,100
Other	84,991	120,215
Gross deferred tax assets	442,900	554,077
Valuation allowance	(225)	(1,227)
Net deferred tax assets	$442,675	$552,850
Deferred tax liabilities
Property, plant and equipment	$160,582	$226,435
Intangible assets	22,528	69,507
Investments in joint ventures	16,583	21,137
Other	38,268	36,361
Gross deferred tax liabilities	237,961	353,440
Net deferred tax asset	$204,714	$199,410
Amounts recognized in the Consolidated Balance Sheets
Deferred tax asset – current	$92,335	$73,729
Deferred tax asset – long-term	112,379	125,681
Net deferred tax asset	$204,714	$199,410

Income tax benefits related to the exercise of equity awards reduced current taxes payable by $2.9 million in 2007, $1.9 million in 2006 and $6.0 million in 2005.

As of December 30, 2007 and December 31, 2006, "Accumulated other comprehensive income, net of income taxes" in the Company's Consolidated Balance Sheets and for the years then ended in the Consolidated Statements of Changes in Stockholders' Equity was net of a deferred income tax asset of approximately $53 million and $152 million, respectively.

FIN 48 – Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted FIN 48. The adoption of FIN 48 resulted in a cumulative effect adjustment of approximately $24 million recorded as a reduction to the beginning balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In thousands)
Balance as of January 1, 2007	$108,474
Additions based on tax positions related to the current year	25,841
Additions for tax positions of prior years	–
Reductions for tax positions of prior years	(11,178)
Reductions from lapse of applicable statutes of limitations	(4,858)
Settlements	–
Balance as of December 30, 2007	$118,279

The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $62 million as of December 30, 2007.

The Company also recognizes accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was approximately $34 million as of December 30, 2007. In 2007, the Company recognized approximately $5.6 million of interest expense and penalties related to unrecognized tax benefits.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. Management believes that its accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that certain U.S. federal, state and local, and non U.S. tax examinations may be concluded, or statutes of limitation may lapse, during the next twelve months, which could result in a decrease in unrecognized tax benefits of approximately $8 million that would, if recognized, impact the effective tax rate.

11. Pension Benefits

The Company sponsors several pension plans and makes contributions to several others, in connection with collective bargaining agreements, that are considered multi-employer pension plans. These plans cover substantially all employees.

The Company-sponsored plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating

P.74 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

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

The Company adopted FAS 158, on December 31, 2006. FAS 158 requires an entity to recognize the funded status of its defined pension plans – measured as the difference between plan assets at fair value and the benefit obligation – on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. Since the full recognition of the funded status of an entity's defined benefit pension plan is recorded on the balance sheet, an additional minimum liability is no longer recorded under FAS 158.

On May 7, 2007, the Company sold the Broadcast Media Group. As part of the sale, Broadcast Media Group employees no longer accrue benefits under the Company's pension plan and those employees who on the date of sale were within a year of becoming eligible for early retirement were bridged to retirement-eligible status. Upon retirement, all Broadcast Media Group employees will receive pension benefits equal to their vested amount as of the date of the sale. The sale significantly reduced the expected years of future service from current employees, resulting in a curtailment of the pension plan. The Company recorded a special termination charge, for benefits provided to employees bridged to retirement-eligible status, of $0.9 million, which is reflected in the gain on the sale of the Broadcast Media Group.

In connection with the curtailment, the Company remeasured one of its pension plans as of the date of the sale of the Broadcast Media Group. The curtailment and remeasurement resulted in a decrease in the pension liability and an increase in other comprehensive income (before taxes) of $40.4 million.

Net periodic pension cost for all Company-sponsored pension plans were as follows:

	December 30, 2007			December 31, 2006			December 25, 2005
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Components of net periodic pension cost
Service cost	$45,613	$2,332	$47,945	$51,797	$2,619	$54,416	$47,601	$2,342	$49,943
Interest cost	94,001	14,431	108,432	89,013	12,164	101,177	85,070	11,435	96,505
Expected return on plan assets	(121,341)	–	(121,341)	(112,607)	–	(112,607)	(102,956)	–	(102,956)
Recognized actuarial loss	6,286	7,929	14,215	23,809	6,665	30,474	22,763	4,795	27,558
Amortization of prior service cost	1,443	70	1,513	1,457	70	1,527	1,493	70	1,563
Effect of curtailment	15	–	15	512	–	512	–	–	–
Effect of special termination benefits	–	908	908	–	–	–	–	796	796
Net periodic pension cost	$26,017	$25,670	$51,687	$53,981	$21,518	$75,499	$53,971	$19,438	$73,409

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic pension cost over the next fiscal year are $7.8 million and $1.7 million, respectively.

In connection with collective bargaining agreements, the Company contributes to several multi-employer pension plans. Contributions are made in accordance with the formula in the relevant agreements. Pension cost for these plans is not reflected above and was approximately $15 million in 2007 and $16 million in 2006 and 2005.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.75

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income, for all Company-sponsored pension plans, were as follows:

	December 30, 2007			December 31, 2006
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,603,633	$247,829	$1,851,462	$1,652,890	$228,129	$1,881,019
Service cost	45,613	2,332	47,945	51,797	2,619	54,416
Interest cost	94,001	14,431	108,432	89,013	12,164	101,177
Plan participants' contributions	334	–	334	67	–	67
Actuarial (gain)/loss	(65,661)	(24,210)	(89,871)	(110,148)	18,615	(91,533)
Curtailments/special termination benefits	(14,134)	908	(13,226)	(1,864)	(425)	(2,289)
Benefits paid	(69,724)	(14,009)	(83,733)	(78,122)	(13,605)	(91,727)
Effects of change in currency conversion	–	391	391	–	332	332
Benefit obligation at end of year	1,594,062	227,672	1,821,734	1,603,633	247,829	1,851,462
Change in plan assets
Fair value of plan assets at beginning of year	1,461,762	–	1,461,762	1,329,264	–	1,329,264
Actual return on plan assets	141,916	–	141,916	195,278	–	195,278
Employer contributions	11,915	14,009	25,924	15,275	13,605	28,880
Plan participants' contributions	334	–	334	67	–	67
Benefits paid	(69,724)	(14,009)	(83,733)	(78,122)	(13,605)	(91,727)
Fair value of plan assets at end of year	1,546,203	–	1,546,203	1,461,762	–	1,461,762
Net amount recognized	$(47,859)	$(227,672)	$(275,531)	$(141,871)	$(247,829)	$(389,700)
Amount recognized in the Consolidated Balance Sheets
Noncurrent assets	$18,988	$–	$18,988	$7,917	$–	$7,917
Current liabilities	–	(13,002)	(13,002)	–	(13,340)	(13,340)
Noncurrent liabilities	(66,847)	(214,670)	(281,517)	(149,788)	(234,489)	(384,277)
Net amount recognized	$(47,859)	$(227,672)	$(275,531)	$(141,871)	$(247,829)	$(389,700)
Amount recognized in Accumulated other comprehensive loss
Actuarial loss	$103,849	$67,663	$171,512	$210,505	$99,801	$310,306
Prior service cost	9,178	1,194	10,372	10,635	1,264	11,899
Total	$113,027	$68,857	$181,884	$221,140	$101,065	$322,205

The accumulated benefit obligation for all pension plans was $1.7 billion as of December 2007 and December 2006.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 30, 2007	December 31, 2006
Projected benefit obligation	$534,547	$568,666
Accumulated benefit obligation	$485,029	$512,444
Fair value of plan assets	$240,790	$230,218

Additional information about the Company's pension plans were as follows:

(In thousands)	December 30, 2007	December 31, 2006
Decrease in minimum pension liability included in other comprehensive income	N/A	$(184,303)

P.76 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Weighted-average assumptions used in the actuarial computations to determine benefit obligations for the Company's qualified plans were as follows:

(Percent)	December 30, 2007	December 31, 2006
Discount rate	6.45%	6.00%
Rate of increase in compensation levels	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the Company's qualified plans were as follows:

(Percent)	December 30, 2007	December 31, 2006	December 25, 2005
Discount rate	6.00%	5.50%	5.75%
Rate of increase in compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%

Weighted-average assumptions used in the actuarial computations to determine benefit obligations for the Company's non-qualified plans were as follows:

(Percent)	December 30, 2007	December 31, 2006
Discount rate	6.35%	6.00%
Rate of increase in compensation levels	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the Company's non-qualified plans were as follows:

(Percent)	December 30, 2007	December 31, 2006	December 25, 2005
Discount rate	6.00%	5.50%	5.75%
Rate of increase in compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	N/A	N/A	N/A

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

The Company's pension plan weighted-average asset allocations by asset category, were as follows:

	Percentage of Plan Assets
Asset Category	December 30, 2007	December 31, 2006
Equity securities	73%	76%
Debt securities	22%	20%
Real estate	5%	4%
Total	100%	100%

The Company's investment policy is to maximize the total rate of return (income and appreciation) with a view of the long-term funding objectives of the pension plans. Therefore, the pension plan assets are diversified to the extent necessary to minimize risks and to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation.

The Company's policy is to allocate pension plan funds within a range of percentages for each major asset category as follows:

% Range
Equity securities	65-75%
Debt securities	17-23%
Real estate	0-5%
Other	0-5%

The Company may direct the transfer of assets between investment managers in order to rebalance

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.77

the portfolio in accordance with asset allocation ranges above to accomplish the investment objectives for the pension plan assets.

In 2007 and 2006, the Company made contributions of $11.9 million and $15.3 million, respectively, to its qualified pension plans. Although the Company does not have any quarterly funding requirements in 2008 (under the Employee Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), the Company will make contractual funding contributions of approximately $12 million in connection with The New York Times Newspaper Guild pension plan. We may elect to make additional contributions to our other pension plans. The amount of these contributions, if any, would be based on the results of the January 1, 2008 valuation, market performance and interest rates in 2008 as well as other factors.

The following benefit payments (net of plan participant contributions for non-qualified plans) under the Company's pension plans, which reflect expected future services, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2008	$57,502	$13,368	$70,870
2009	59,316	13,057	72,373
2010	61,027	13,572	74,599
2011	63,234	13,807	77,041
2012	67,026	15,012	82,038
2013-2017	410,943	90,763	501,706

The amount of cost recognized for defined contribution benefit plans was $14.8 million for 2007, $14.3 million for 2006 and $13.4 million for 2005.

12. Postretirement and Postemployment Benefits

The Company provides health and life insurance benefits to retired employees and their eligible dependents, who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. In addition, the Company contributes to a postretirement plan under the provisions of a collective bargaining agreement. The Company's policy is to pay its portion of insurance premiums and claims from Company assets.

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

As part of the Broadcast Media Group sale, those employees who on the date of sale were within a year of becoming retirement eligible under the Company's postretirement plan will be eligible to receive postretirement benefits upon reaching age 55. All other Broadcast Media Group employees under age 55 are no longer eligible for benefits under the Company's postretirement plan. The sale significantly reduced the expected years of future service from current employees, resulting in a curtailment of the postretirement plan. The Company recorded a curtailment gain of $4.7 million and a special termination charge, for benefits provided to employees bridged to retirement-eligible status, of $0.7 million, which is reflected in the gain on the sale of the Broadcast Media Group.

In connection with the curtailment, the Company remeasured one of its postretirement plans as of the date of the sale of the Broadcast Media Group. The curtailment and remeasurement resulted in a decrease in the postretirement liability of $5.1 million and an increase in other comprehensive income (before taxes) of $0.4 million.

In the third quarter of 2007, the Company amended one of its postretirement plans by placing a 3% cap (effective January 1, 2008) on the Company's annual medical contribution increase for post-65 retirees. In connection with this plan amendment, the Company remeasured its postretirement obligation as of the plan amendment date. The plan amendment and remeasurement resulted in a decrease in the postretirement liability and an increase in other comprehensive income (before taxes) of approximately $50 million.

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

P.78 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Net periodic postretirement cost was as follows:

(In thousands)	December 30, 2007	December 31, 2006	December 25, 2005
Components of net periodic postretirement benefit cost
Service cost	$7,347	$9,502	$8,736
Interest cost	14,353	14,668	14,594
Expected return on plan assets	–	(40)	(108)
Recognized actuarial loss	3,110	2,971	4,724
Amortization of prior service credit	(8,875)	(7,176)	(6,176)
Effect of curtailment gain	(4,717)	–	–
Effect of special termination benefits	704	–	–
Net periodic postretirement benefit cost	$11,922	$19,925	$21,770

The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $4.2 million and $11.6 million, respectively.

In connection with collective bargaining agreements, the Company contributes to several welfare plans. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these welfare plans are not reflected above and were approximately $23 million in 2007, $24 million in 2006, $23 million in 2005.

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income were as follows:

(In thousands)	December 30, 2007	December 31, 2006
Change in benefit obligation
Benefit obligation at beginning of year	$269,945	$284,646
Service cost	7,347	9,502
Interest cost	14,353	14,668
Plan participants' contributions	3,156	2,855
Actuarial (gain)/loss	(3,862)	5,566
Plan amendments	(43,361)	(28,628)
Special termination benefits	704	–
Benefits paid	(19,808)	(19,569)
Medicare subsidies received	842	905
Benefit obligation at the end of year	229,316	269,945
Change in plan assets
Fair value of plan assets at beginning of year	–	1,135
Actual return on plan assets	–	(178)
Employer contributions	15,810	14,852
Plan participants' contributions	3,156	2,855
Benefits paid	(19,808)	(19,569)
Medicare subsidies received	842	905
Fair value of plan assets at end of year	–	–
Net amount recognized	$(229,316)	$(269,945)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(15,816)	$(13,205)
Noncurrent liabilities	(213,500)	(256,740)
Net amount recognized	$(229,316)	$(269,945)
Amount recognized in Accumulated other comprehensive loss
Prior service credit	$(110,488)	$(80,718)
Actuarial loss	70,071	77,043
Total	$(40,417)	$(3,675)

The Company adopted FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003 ("Medicare Reform Act"). Pursuant to the Medicare Reform Act, through

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.79

December 2005, the Company integrated its postretirement benefit plan with Medicare (the "Integration Method"). Under this option benefits paid by the Company are offset by Medicare. Beginning in 2006, the Company elected to receive the Medicare retiree drug subsidy ("Retiree Drug Subsidy") instead of the benefit under the Integration Method. The Company's accumulated benefit obligation was reduced by $35.1 million in 2007 and $47.5 million in 2006 due to the Retiree Drug Subsidy.

The Retiree Drug Subsidy reduced net periodic postretirement benefit cost in 2007 and 2006 as follows:

(In thousands)	December 30, 2007	December 31, 2006
Service cost	$1,323	$2,060
Interest cost	2,669	2,817
Net amortization and deferral of actuarial loss	1,793	2,128
Net amortization of prior service credit	(373)	–
Effect of special termination benefits	178	–
Total	$5,590	$7,005

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 30, 2007	December 31, 2006
Discount rate	6.35%	6.00%
Estimated increase in compensation level	4.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 30, 2007	December 31, 2006	December 25, 2005
Discount rate	6.00%	5.50%	5.75%
Estimated increase in compensation level	4.50%	4.50%	4.50%

The assumed health-care cost trend rates were as follows:

	December 30, 2007	December 31, 2006
Health-care cost trend rate assumed for next year:
Medical	7.00%-9.00%	6.75%-8.50%
Prescription	11.00%	10.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2013

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2007	$2,992	$(2,361)
Effect on accumulated postretirement benefit obligation as of December 30, 2007	$17,128	$(14,217)

The following benefit payments (net of plan participant contributions) under the Company's postretirement plan, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2008	$17,251
2009	16,878
2010	17,519
2011	17,871
2012	18,251
2013-2017	98,763

The Company expects to receive cash payments of approximately $22 million related to the Retiree Drug Subsidy from 2008 through 2017. The benefit payments in the above table are not reduced for the Retiree Drug Subsidy.

In accordance with FAS No. 112, Employers' Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43, the Company accrues the cost of certain benefits provided to former or inactive employees after

P.80 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

employment, but before retirement, during the employees' active years of service. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued cost of these benefits amounted to $26.1 million as of December 2007 and $23.3 million as of December 2006.

13. Other Liabilities

The components of the "Other Liabilities – Other" balance in the Company's Consolidated Balance Sheets were as follows:

(In thousands)	December 30, 2007	December 31, 2006
Deferred compensation	$149,438	$142,843
Other liabilities	190,095	153,235
Total	$339,533	$296,078

Deferred compensation consists primarily of deferrals under a Company-sponsored deferred executive compensation plan (the "DEC plan"). The DEC plan obligation is recorded at fair market value and was $143.7 million as of December 30, 2007 and $137.0 million as of December 31, 2006.

The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferrals are initially for a period of a minimum of two years, after which time taxable distributions must begin unless the period is extended by the participant. Employees' contributions earn income based on the performance of investment funds they select.

The Company invests deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. The Company's investments in life insurance products are recorded at fair market value and are included in "Miscellaneous Assets" in the Company's Consolidated Balance Sheets, and were $147.8 million as of December 30, 2007 and $137.6 million as of December 31, 2006.

Other liabilities in the preceding table above primarily include the Company's tax contingency and worker's compensation liability.

14. Earnings Per Share

Basic and diluted earnings per share were as follows:

(In thousands, except per share data)	December 30, 2007	December 31, 2006	December 25, 2005
BASIC EARNINGS/(LOSS) PER SHARE COMPUTATION
Numerator
Income/(loss) from continuing operations	$108,939	$(568,171)	$243,313
Discontinued operations, net of income taxes – Broadcast Media Group	99,765	24,728	15,687
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(5,527)
Net income/(loss)	$208,704	$(543,443)	$253,473
Denominator
Average number of common shares outstanding	143,889	144,579	145,440
Income/(loss) from continuing operations	$0.76	$(3.93)	$1.67
Discontinued operations, net of income taxes – Broadcast Media Group	0.69	0.17	0.11
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(0.04)
Net income/(loss)	$1.45	$(3.76)	$1.74
DILUTED EARNINGS/(LOSS) PER SHARE COMPUTATION
Numerator
Income/(loss) from continuing operations	$108,939	$(568,171)	$243,313
Discontinued operations, net of income taxes – Broadcast Media Group	99,765	24,728	15,687
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(5,527)
Net income/(loss)	$208,704	$(543,443)	$253,473
Denominator
Average number of common shares outstanding	143,889	144,579	145,440
Incremental shares for assumed exercise of securities	269	–	437
Total shares	144,158	144,579	145,877
Income/(loss) from continuing operations	$0.76	$(3.93)	$1.67
Discontinued operations, net of income taxes – Broadcast Media Group	0.69	0.17	0.11
Cumulative effect of a change in accounting principle, net of income taxes	–	–	(0.04)
Net income/(loss)	$1.45	$(3.76)	$1.74

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.81

In 2007 and 2005, the difference between basic and diluted shares is primarily due to the assumed exercise of stock options included in the diluted earnings per share computation. In 2006, potential common shares were not included in diluted shares because the loss from continuing operations makes them antidilutive.

Stock options with exercise prices that exceeded the fair market value of the Company's common stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share. Approximately 32 million stock options with exercise prices ranging from $20.51 to $48.54 were excluded from the computation in 2007, and approximately 27 million stock options with exercise prices ranging from $32.89 to $48.54 were excluded from the computation in 2005.

15. Stock-Based Awards

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

At the beginning of 2005, the Company early adopted FAS 123-R using a modified prospective application, as permitted under FAS 123-R. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

In accordance with the adoption of FAS 123-R, the Company records stock-based compensation expense for the cost of stock options, restricted stock units, restricted stock, shares issued under the ESPP (in 2005 only) and LTIP awards (together, "Stock-Based Awards"). Stock-based compensation expense was $16.8 million in 2007, $23.4 million in 2006 and $32.2 million in 2005.

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

Had the Company not adopted FAS 123-R in 2005, stock-based compensation expense would have excluded the cost of stock options and shares issued under the ESPP. The incremental stock-based compensation expense for these awards, due to the adoption of FAS 123-R, caused income before income taxes and minority interest to decrease by $21.3 million, net income to decrease by $15.2 million and basic and diluted earnings per share to decrease by $0.10 per share. In addition, in connection with the adoption of FAS 123-R, net cash provided by operating activities decreased and net cash provided by financing activities increased in 2005 by approximately $6 million related to excess tax benefits from Stock-Based Awards.

In 2005, the Company adopted FASB Staff Position FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, ("FSP 123-R"). FSP 123 (R)-3 allows a "short cut" method of calculating its pool of excess tax benefits ("APIC Pool") available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123-R. The Company calculated its APIC Pool utilizing the short cut method under FSP 123 (R)-3. The Company's APIC Pool is approximately $40 million as of December 30, 2007.

P. 82 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

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

  Changes in the Company's stock options in 2007 were as follows:

	December 30, 2007
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding, beginning of year	32,192	$40
Granted	111	24
Exercised	(23)	23
Forfeited	(2,681)	35
Options outstanding at end of period	29,599	$40	4	$-
Options expected to vest at end of period	29,288	$41	4	$-
Options exercisable at end of period	26,981	$42	4	$-

The total intrinsic value for stock options exercised was approximately $45,000 in 2007, $4 million in 2006 and $13 million in 2005.

The amount of cash received from the exercise of stock options was approximately $0.5 million and the related tax benefit was approximately $0.1 million in 2007.

The fair value of the stock options granted was estimated on the date of grant using a Black- Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Beginning in 2005, with the adoption of FAS 123-R, the expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year term. Stock options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected life of stock options granted with a 6-year term was determined using the average of the vesting period and term, an accepted method under the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, ending on the date of grant, and calculated on a monthly basis. With the adoption of FAS 123-R, the fair value for stock options granted with different vesting periods are calculated separately.

	December 30, 2007			December 31, 2006			December 25, 2005
Term (In years)	6	10	10	6	10	10	6	10	10
Vesting (In years)	3	1	4	3	1	4	3	1	4
Risk-free interest rate	4.02%	4.57%	4.88%	4.64%	4.87%	4.63%	4.40%	3.96%	4.40%
Expected life (in years)	4.5	5	6	4.5	5	6	4.5	5	5
Expected volatility	16.78%	17.57%	18.51%	17.29%	19.20%	18.82%	19.27%	19.66%	19.07%
Expected dividend yield	4.58%	3.84%	3.62%	3.04%	2.65%	3.04%	2.43%	2.11%	2.43%
Weighted-average fair value	$2.16	$3.34	$4.00	$3.65	$4.85	$4.38	$4.90	$6.28	$5.10

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.83

Restricted Stock

The 1991 Executive Stock Plan also provides for grants of restricted stock. The Company did not grant restricted stock in 2005, 2006 or 2007 but rather granted restricted stock units. Restricted stock vests at the end of the nominal vesting period or the substantive vesting period, whichever is applicable. The fair value of restricted stock is the excess of the average market price of Common Stock at the date of grant over the exercise price, which is zero.

Changes in the Company's restricted stock in 2007 were as follows:

	December 30, 2007
(Shares in thousands)	Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of period	569	$41
Granted	–	–
Vested	(327)	41
Forfeited	(22)	40
Unvested restricted stock at end of period	220	$41
Unvested restricted stock expected to vest at end of period	216	$41

The intrinsic value of restricted stock vested was $5.5 million in 2007, $3.0 million in 2006 and $0.5 million in 2005.

Under the provisions of FAS 123-R, the recognition of deferred compensation, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, at the date restricted stock is granted, is no longer required. Therefore, in 2005, the amount that had been in "Deferred compensation" in the Consolidated Balance Sheet was reversed to zero.

Restricted Stock Units

The 1991 Executive Stock Plan also provides for grants of other awards, including restricted stock units. In 2005, 2006 and 2007, the Company granted restricted stock units with a 3-year vesting period and a 5-year vesting period. Each restricted stock unit represents the Company's obligation to deliver to the holder one share of Common Stock upon vesting. Restricted stock units vest at the end of the nominal vesting period or the substantive vesting period, whichever is applicable. The fair value of restricted stock units is the excess of the average market price of Common Stock at the date of grant over the exercise price, which is zero.

Changes in the Company's restricted stock units in 2007 were as follows:

	December 30, 2007
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at beginning of period	719	$26
Granted	7	24
Vested	(46)	27
Forfeited	(19)	27
Unvested restricted stock units at end of period	661	$26
Unvested restricted stock units expected to vest at end of period	611	$26

The weighted-average grant date fair value of restricted stock units was approximately $24 in 2006 and $27 in 2005.

The intrinsic value of restricted stock units vested was $1.0 million in 2007 and $1.6 million in 2006.

ESPP

Under the ESPP, participating employees purchase Common Stock through payroll deductions. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest.

In 2007 and 2006, there was one 12-month offering with an undiscounted purchase price, set at 100% of the average market price on December 28, 2007 and December 29, 2006, respectively. With these terms, the ESPP is not considered a compensatory plan, and therefore compensation expense was not recorded for shares issued under the ESPP in 2007 and 2006.

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

The fair value of the 2005 offerings was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the

P.84 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

time of grant. Expected volatility was based on the implied volatility on the day of grant.

	December 25, 2005
	January	June
Risk-free interest rate	2.36%	3.25%
Expected life	6 months	6 months
Expected volatility	21.39%	21.46%
Expected dividend yield	1.51%	2.12%
Weighted-average fair value	$6.65	$5.04

LTIP Awards

The Company's 1991 Executive Plans provide for grants of cash awards to key executives payable at the end of a multi-year performance period. The target award is determined at the beginning of the period and can increase to a maximum of 175% of the target or decrease to zero.

For awards granted for cycles beginning prior to 2006, the actual payment, if any, is based on a key performance measure, Total Shareholder Return ("TSR"). TSR is calculated as stock appreciation plus reinvested dividends. At the end of the period, the LTIP payment will be determined by comparing the Company's TSR to the TSR of a predetermined peer group of companies. For awards granted for the cycle beginning in 2006, the actual payment, if any, will depend on two performance measures. Half of the award is based on the TSR of a predetermined peer group of companies during the performance period and half is based on the percentage increase in the Company's revenue in excess of the percentage increase in operating costs during the same period. Achievement with respect to each element of the award is independent of the other. All payments are subject to approval by the Board's Compensation Committee.

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

Based on a valuation of its LTIP awards, the Company recorded an expense of $3.4 million in 2007 and $0.8 million in 2006. The fair value of the LTIP awards was calculated by comparing the Company's TSR against a predetermined peer group's TSR over the performance period. The LTIP awards are valued using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. These assumptions are based on historical data points and are taken from market data sources. The payouts of the LTIP awards are based on relative performance; therefore, correlations in stock price performance among the peer group companies also factor into the valuation. There were no LTIP awards paid in 2007, 2006 and 2005 in connection with the performance period ending in 2006, 2005 or 2004.

For awards granted for the cycle beginning in 2007, the actual payment, if any, will no longer have a performance measure based on TSR. Thus, LTIP awards granted for the cycle beginning in 2007 will not be classified as liability awards under FAS 123-R.

As of December 30, 2007, unrecognized compensation expense related to the unvested portion of the Company's Stock-Based Awards was approximately $18 million and is expected to be recognized over a weighted-average period of approximately 2 years.

The Company generally issues shares for the exercise of stock options from unissued reserved shares and issues shares for restricted stock units and shares under the ESPP from treasury shares.

Shares of Class A Common Stock reserved for issuance were as follows:

(In thousands)	December 30, 2007	December 31, 2006
Stock options
Outstanding	29,599	32,192
Available	6,644	4,075
Employee Stock Purchase Plan
Available	7,924	7,992
Restricted stock units, retirement units and other awards
Outstanding	688	750
Available	508	474
Total Outstanding	30,287	32,942
Total Available	15,076	12,541

In addition to the shares available in the table above, as of December 2007 and December 2006, there were approximately 826,000 and 833,000 shares of Class B Common Stock available for conversion into shares of Class A Common Stock.

16. Stockholders' Equity

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

The Adolph Ochs family trust holds 88% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.

The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in the open market or through private transactions. These repurchases may be suspended from time to time or discontinued. The Company repurchased 0.1 million shares in 2007 at an average cost of $21.13 per share, 2.2 million shares in 2006 at an average cost of $23.67 per share, and 1.7 million shares in 2005 at an average cost of $33.08 per share. The cost associated with these repurchases were $2.3 million in 2007, $51.1 million in 2006 and $57.2 million in 2005.

The Company did not retire any shares from treasury stock in 2007. The Company retired 3.7 million shares from treasury stock in 2006. The 2006 retirement resulted in a reduction of $154.2 million in treasury stock, $0.4 million in Class A Common Stock, $93.2 million in additional paid-in capital and $60.6 million in retained earnings.

The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of serial preferred stock have been issued.

17. Segment Information

The Company's reportable segments consist of the News Media Group and the About Group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

The Company acquired ConsumerSearch in May 2007 and UCompareHealthCare.com in March 2007, which are included in the results of the About Group.

In September 2006, the Company acquired Calorie-Count.com, which is included in the results of the About Group.

In August 2006, the Company acquired Baseline. Baseline is included in the results of NYTimes.com, which is part of the News Media Group.

In March 2005, the Company acquired About, Inc. The About Group is a separate reportable segment of the Company.

In February 2005, the Company acquired North Bay. North Bay is included in the results of the News Media Group under the Regional Media Group.

The results of the above acquisitions have been included in the Company's Consolidated Financial Statements since their respective acquisition dates.

Beginning in fiscal 2005, the results of the Company's two New York City radio stations, WQXR-FM and WQEW-AM, formerly part of the Broadcast Media Group (sold in May 2007 (see Note 4)), are included in the results of the News Media Group as part of The New York Times Media Group. WQXR, the Company's classical music radio station, is working with The New York Times News Services division to expand the distribution of Times-branded news and information on a variety of radio platforms, through The Times's own resources and in collaboration with strategic partners. WQEW-AM was sold in April 2007 (see Note 2 for additional information related to the sale).

Revenues from individual customers and revenues, operating profit and identifiable assets of foreign operations are not significant.

Below is a description of the Company's reportable segments:

–News Media Group

The New York Times Media Group, which includes The New York Times, NYTimes.com, the IHT, IHT.com, WQXR-FM, Baseline and related businesses; the New England Media Group, which includes the Globe, Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers and related businesses.

–About Group

The About Group consists of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com.

P.86 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The Company's Statements of Operations by segment and Corporate were as follows:

(In thousands)	December 30, 2007	December 31, 2006	December 25, 2005
Revenues
News Media Group	$3,092,394	$3,209,704	$3,187,180
About Group	102,683	80,199	43,948
Total	$3,195,077	$3,289,903	$3,231,128
Operating Profit/(Loss)
News Media Group	$248,567	$(497,276)	$483,579
About Group	34,703	30,819	11,685
Corporate	(55,841)	(54,154)	(52,768)
Total	$227,429	$(520,611)	$442,496
Net (loss)/income from joint ventures	(2,618)	19,340	10,051
Interest expense, net	39,842	50,651	49,168
Other income	–	–	4,167
Income/(loss) from continuing operations before income taxes and minority interest	184,969	(551,922)	407,546
Income tax expense	76,137	16,608	163,976
Minority interest in net loss/(income) of subsidiaries	107	359	(257)
Income/(loss) from continuing operations	108,939	(568,171)	243,313
Discontinued operations – Broadcast Media Group:
Income from discontinued operations, net of income taxes	5,753	24,728	15,687
Gain on sale, net of income taxes	94,012	–	–
Discontinued operations, net of income taxes	99,765	24,728	15,687
Cumulative effect of a change in accounting principles, net of income taxes	–	–	(5,527)
Net income/(loss)	$208,704	$(543,443)	$253,473

The News Media Group's 2007 operating profit includes a $68.2 million net loss from the sale of assets, a $39.6 million gain from the sale of WQEW-AM and a $11.0 million non-cash charge for the impairment of an intangible asset. The News Media Group's 2006 and 2005 operating profit/(loss) includes a $814.4 million non-cash charge for the impairment of intangible assets and a $122.9 million gain from the sale of assets. See Notes 2, 3 and 7 for additional information regarding these items.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.87

Advertising, circulation and other revenue, by division of the News Media Group, were as follows:

(In thousands)	December 30, 2007	December 31, 2006	December 25, 2005
The New York Times Media Group
Advertising	$1,222,811	$1,268,592	$1,262,168
Circulation	645,977	637,094	615,508
Other	183,149	171,571	157,037
Total	$2,051,937	$2,077,257	$2,034,713
New England Media Group
Advertising	$389,178	$425,743	$467,608
Circulation	156,573	163,019	170,744
Other	46,440	46,572	36,991
Total	$592,191	$635,334	$675,343
Regional Media Group
Advertising	$338,032	$383,207	$367,522
Circulation	87,332	89,609	87,723
Other	22,902	24,297	21,879
Total	$448,266	$497,113	$477,124
Total News Media Group
Advertising	$1,950,021	$2,077,542	$2,097,298
Circulation	889,882	889,722	873,975
Other	252,491	242,440	215,907
Total	$3,092,394	$3,209,704	$3,187,180

The Company's segment and Corporate depreciation and amortization, capital expenditures and assets reconciled to consolidated amounts were as follows:

(In thousands)	December 30, 2007	December 31, 2006	December 25, 2005
Depreciation and Amortization
News Media Group	$168,106	$143,671	$119,293
About Group	14,375	11,920	9,165
Corporate	7,080	6,740	7,022
Total	$189,561	$162,331	$135,480
Capital Expenditures
News Media Group	$363,985	$343,776	$217,312
About Group	4,412	3,156	1,713
Corporate	5,074	5,881	2,522
Total	$373,471	$352,813	$221,547
Assets
News Media Group	$2,485,871	$2,537,031	$3,273,175
Broadcast Media Group (see Note 4)	–	391,209	392,915
About Group	449,996	416,811	419,004
Corporate	399,394	365,752	240,615
Investments in joint ventures	137,831	145,125	238,369
Total	$3,473,092	$3,855,928	$4,564,078

P.88 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

18. Commitments and Contingent Liabilities

New Headquarters Building

The Company recently relocated into its new headquarters building in New York City (the "Building"). In December 2001, a wholly owned subsidiary of the Company ("NYT") and FC Lion LLC (a partnership between an affiliate of the Forest City Ratner Companies and an affiliate of ING Real Estate) became the sole members of The New York Times Building LLC (the "Building Partnership"), an entity established for the purpose of constructing the Building.

In December 2001, the Building Partnership entered into a land acquisition and development agreement ("LADA") for the Building site with a New York State agency, which subsequently acquired title to the site through a condemnation proceeding. Pursuant to the LADA, the Building Partnership was required to fund all costs of acquiring the Building site, including the purchase price of approximately $86 million, and certain additional amounts ("excess site acquisition costs") to be paid in connection with the condemnation proceeding. NYT and FC were required to post letters of credit for these acquisition costs. As of December 2007, approximately $5 million remained undrawn on a letter of credit posted by the Company on behalf of NYT.

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

NYT and FC have 99-year subleases, beginning December 2001, with a New York State agency with respect to their portions of the Building (the "Ground Subleases"). Under the terms of the Ground Subleases, no fixed rent is payable, but NYT and FC, respectively, must make payments in lieu of real estate taxes ("PILOT"), pay percentage (profit) rent with respect to retail portions of the Building, and make certain other payments over the term of the Ground Subleases. NYT and FC receive credits for allocated excess site acquisition costs against 85% of the PILOT payments. The Ground Subleases give NYT and FC, or their designees, the option to purchase the Building, which option must be exercised jointly, at any time after December 31, 2032 for nominal consideration. Pursuant to the condominium declaration, NYT has the sole right to determine when the purchase option will be exercised, provided that FC may require the exercise of the purchase option if NYT has not done so within five years prior to the expiration of the 99-year terms of the Ground Subleases.

Pursuant to the Operating Agreement of the Building Partnership, dated December 12, 2001, as amended June 25, 2004, August 15, 2006, and January 29, 2007 (the "Operating Agreement"), the funds for construction of the Building were provided through a construction loan and capital contributions of NYT and FC. On June 25, 2004, the Building Partnership closed a construction loan with Capmark Finance, Inc. (formerly GMAC Commercial Mortgage Corporation) (the "construction lender"), which provided a non-recourse loan of up to $320 million (the "construction loan"), secured by the Building, for construction of the Building's core and shell as well as other development costs. NYT elected not to borrow any portion of its share of the total costs of the Building through this construction loan and, instead, has made and will make capital contributions to the Building Partnership for its share of Building costs. FC's share of the total costs of the Building were funded through capital contributions and the construction loan.

In January 2007, the construction loan was amended to release NYT as a co-borrower and release NYT's condominium units from the related lien. The Company was also released from its obligation to make an extension loan. After January 2007, the Company no longer included the construction loan in its financial statements (see Note 7).

In October 2007, the construction loan was repaid in full from the proceeds of a refinancing by FC of its condominium units in the Building. In connection with this repayment, (i) all of the agreements entered into in connection with the construction loan between the Building Partnership and the construction lender have been terminated, (ii) FC repaid NYT in full for its share of costs associated with the Building that NYT previously paid on the development partner's behalf (see Note 7), and (iii) certain guarantees and other security previously held by the Company to secure various obligations of FC in connection with the construction of the Building were released.

The Company's actual and anticipated capital expenditures in connection with the Building, net of proceeds from the sale of its previous

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.89

headquarters, including core and shell and interior construction costs, are detailed in the following table.

Capital Expenditures

(In millions)	NYT
2001-2007	$600
2008(1)	$12-$16
Total(2)	$612-$616
Less: net sale proceeds(3)	$106
Total, net of sale proceeds(2)	$506-$510

(1)  Excludes additional excess site acquisition costs ("ESAC") that the Company expects to pay in 2008 or subsequently in connection with ongoing condemnation proceedings, the outcomes of which are not currently determinable. The Company will receive credits, totaling the amount of ESAC payments, against future payments to be made in lieu of real estate taxes.

(2)  Includes capitalized interest and salaries of approximately $48 million.

(3)  Represents cash proceeds from the sale of the Company's previous headquarters in 2005, net of income taxes and transaction costs.

During the first quarter of 2007, the Company leased five floors in its portion of the Building under a 15-year non-cancelable agreement. Revenue from this lease is included in "Other revenues" beginning in the second quarter of 2007. The Company continues to consider various financing arrangements for its condominium interest. The decision of whether or not to enter into such arrangements will depend upon the Company's capital requirements, market conditions and other factors.

Operating Leases

Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs.

Rental expense amounted to $37.5 million in 2007, $35.0 million in 2006 and $35.8 million in 2005. The approximate minimum rental commitments under non-cancelable leases as of December 30, 2007 were as follows:

(In thousands)	Amount
2008	$22,785
2009	15,883
2010	12,328
2011	11,033
2012	9,427
Later years	29,277
Total minimum lease payments	$100,733

Capital Leases

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 30, 2007, were as follows:

(In thousands)	Amount
2008	$630
2009	608
2010	559
2011	552
2012	552
Later years	10,465
Total minimum lease payments	13,366
Less: imputed interest	(6,597)
Present value of net minimum lease payments including current maturities	$6,769

Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the "circulation servicer"), and on behalf of two third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with GAAP, contingent obligations related to these guarantees are not reflected in the Company's Consolidated Balance Sheets as of December 2007 and December 2006.

The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder (the "credit facility guarantee"). The total amount of the credit facility guarantee was approximately $20 million as of December 2007. The amount outstanding under the credit facility, which expired in April 2006 and was renewed, was approximately $14 million as of December 2007. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the "property lease guarantees"). The total amount of the property lease guarantees was approximately $1 million as of December 2007. One property lease expires in June 2008 and the other expires in May 2009. The property lease guarantees

P.90 2007 ANNUAL REPORT – Notes to the Consolidated Financial Statements

were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the "equipment lease guarantee"). The total amount of the equipment lease guarantee was approximately $1 million as of December 2007. The equipment lease expires in March 2011. The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $5 million as of December 2007. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company has letters of credit of approximately $25 million, that are required by insurance companies, to provide support for the Company's workers' compensation liability (approximately $52 million as of December 30, 2007) that is included in the Company's Consolidated Balance Sheet as of December 2007.

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

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.91

QUARTERLY INFORMATION (UNAUDITED)

The Broadcast Media Group's results of operations have been presented as discontinued operations for all periods presented before the Group's sale (see Note 4 of the Notes to the Consolidated Financial Statements).

	2007 Quarters
(In thousands, except per share data)	April 1, 2007 (13 weeks)	July 1, 2007 (13 weeks)	September 30, 2007 (13 weeks)	December 30, 2007 (13 weeks)	Full Year (52 weeks)
Revenues	$786,020	$788,943	$754,359	$865,755	$3,195,077
Operating costs	731,523	717,048	726,254	753,245	2,928,070
Net loss on sale of assets	–	68,156	–	–	68,156
Gain on sale of WQEW-AM	–	39,578	–	–	39,578
Impairment of intangible asset	–	–	–	11,000	11,000
Operating profit	54,497	43,317	28,105	101,510	227,429
Net (loss)/income from joint ventures	(2,153)	4,745	5,412	(10,622)	(2,618)
Interest expense, net	11,328	7,126	10,470	10,918	39,842
Income from continuing operations before income taxes and minority interest	41,016	40,936	23,047	79,970	184,969
Income tax expense	20,899	18,851	8,991	27,396	76,137
Minority interest in net loss/(income) of subsidiaries	9	(24)	54	68	107
Income from continuing operations	20,126	22,061	14,110	52,642	108,939
Discontinued operations, net of income taxes – Broadcast Media Group	3,776	96,307	(671)	353	99,765
Net income	$23,902	$118,368	$13,439	$52,995	$208,704
Average number of common shares outstanding
Basic	143,905	143,906	143,902	143,853	143,889
Diluted	144,077	144,114	144,112	144,060	144,158
Basic earnings per share:
Income from continuing operations	$0.14	$0.15	$0.10	$0.37	$0.76
Discontinued operations, net of income taxes – Broadcast Media Group	0.03	0.67	(0.01)	–	0.69
Net income	$0.17	$0.82	$0.09	$0.37	$1.45
Diluted earnings per share:
Income from continuing operations	$0.14	$0.15	$0.10	$0.37	$0.76
Discontinued operations, net of income taxes – Broadcast Media Group	0.03	0.67	(0.01)	–	0.69
Net income	$0.17	$0.82	$0.09	$0.37	$1.45
Dividends per share	$.175	$.230	$.230	$.230	$.865

P.92 2007 ANNUAL REPORT – Quarterly Infomration

	2006 Quarters
(In thousands, except per share data)	March 26, 2006 (13 weeks)	June 25, 2006 (13 weeks)	September 24, 2006 (13 weeks)	December 31, 2006 (14 weeks)	Full Year (53 weeks)
Revenues	$799,197	$819,636	$739,586	$931,484	$3,289,903
Operating costs	738,732	733,393	721,701	802,255	2,996,081
Impairment of intangible assets	–	–	–	814,433	814,433
Operating profit/(loss)	60,465	86,243	17,885	(685,204)	(520,611)
Net income from joint ventures	1,967	8,770	7,348	1,255	19,340
Interest expense, net	12,524	13,234	13,267	11,626	50,651
Income/(loss) from continuing operations before income taxes and minority interest	49,908	81,779	11,966	(695,575)	(551,922)
Income tax expense/(benefit)	19,475	28,156	3,926	(34,949)	16,608
Minority interest in net loss/(income) of subsidiaries	93	244	267	(245)	359
Income/(loss) from continuing operations	30,526	53,867	8,307	(660,871)	(568,171)
Discontinued operations, net of income taxes – Broadcast Media Group	1,886	5,714	4,290	12,838	24,728
Net income/(loss)	$32,412	$59,581	$12,597	$(648,033)	$(543,443)
Average number of common shares outstanding
Basic	145,165	144,792	144,454	143,906	144,579
Diluted	145,361	144,943	144,568	143,906	144,579
Basic earnings/(loss) per share:
Income/(loss) from continuing operations	$0.21	$0.37	$0.06	$(4.59)	$(3.93)
Discontinued operations, net of income taxes – Broadcast Media Group	0.01	0.04	0.03	0.09	0.17
Net income/(loss)	$0.22	$0.41	$0.09	$(4.50)	$(3.76)
Diluted earnings/(loss) per share:
Income/(loss) from continuing operations	$0.21	$0.37	$0.06	$(4.59)	$(3.93)
Discontinued operations, net of income taxes – Broadcast Media Group	0.01	0.04	0.03	0.09	0.17
Net income/(loss)	$0.22	$0.41	$0.09	$(4.50)	$(3.76)
Dividends per share	$.165	$.175	$.175	$.175	$.690

Earnings per share amounts for the quarters do not necessarily equal the respective year-end amounts for earnings per share due to the weighted-average number of shares outstanding used in the computations for the respective periods. Earnings per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding.

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

Quarterly Information – THE NEW YORK TIMES COMPANY P.93

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 30, 2007
Column A	Column B	Column C	Column D	Column E	Column F
(In thousands) Description	Balance at beginning of period	Additions charged to operating costs or revenues	Additions related to acquisitions	Deductions for purposes for which accounts were set up(a)	Balance at end of period
Year Ended December 30, 2007
Deducted from assets to which they apply Accounts receivable allowances:
Uncollectible accounts	$14,960	$21,448	$–	$18,438	$17,970
Rate adjustments and discounts	9,750	28,784	–	32,370	6,164
Returns allowance	11,130	4,244	–	1,103	14,271
Total	$35,840	$54,476	$–	$51,911	$38,405
Year Ended December 31, 2006
Deducted from assets to which they apply Accounts receivable allowances:
Uncollectible accounts	$21,363	$20,020	$120	$26,543	$14,960
Rate adjustments and discounts	7,203	38,079	–	35,532	9,750
Returns allowance	11,088	894	–	852	11,130
Total	$39,654	$58,993	$120	$62,927	$35,840
Year Ended December 25, 2005
Deducted from assets to which they apply Accounts receivable allowances:
Uncollectible accounts	$18,561	$23,398	$488	$21,084	$21,363
Rate adjustments and discounts	3,722	33,035	–	29,554	7,203
Returns allowance	10,423	2,780	–	2,115	11,088
Total	$32,706	$59,213	$488	$52,753	$39,654

(a)  Deductions for the year ended December 30, 2007 included approximately $522 due to the sale of the Broadcast Media Group. See Note 4 of the Notes to Consolidated Financial Statements for additional information.

P.94 2007 ANNUAL REPORT – Schedule II-Valuation and Qualifying Accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 30, 2007. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

Part II – THE NEW YORK TIMES COMPANY P.95

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal Number 1 – Election of Directors," "Interests of Directors in Certain Transactions of the Company," "Board of Directors and Corporate Governance," beginning with the section titled "Independent Directors," but only up to and including the section titled "Audit Committee Financial Experts," and "Board Committees" of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

The Board has adopted a code of ethics that applies not only to our CEO and senior financial officers, as required by the SEC, but also to our Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our Web site, http://www.nytco.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled "Compensation Committee," "Directors' Compensation," "Directors' and Officers' Liability Insurance" and "Compensation of Executive Officers" of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth under the caption "Equity Compensation Plan Information" in Item 5 above, the information required by this item is incorporated by reference to the sections titled "Principal Holders of Common Stock," "Security Ownership of Management and Directors" and "The 1997 Trust" of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled "Interests of Directors in Certain Transactions of the Company," "Board of Directors and Corporate Governance – Independent Directors," "Board of Directors and Corporate Governance – Board Committees" and "Board of Directors and Corporate Governance – Policy on Transactions with Related Persons" of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the section titled "Proposal Number 2 – Selection of Auditors," beginning with the section titled "Audit Committee's Pre-Approval Policies and Procedures," but only up to and not including the section titled "Recommendation and Vote Required" of our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.

P. 96 2007 ANNUAL REPORT – Part III

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

Page
Consolidated Schedule for the Three Years Ended December 30, 2007: II–Valuation and Qualifying Accounts	94

Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

(3) Exhibits

An exhibit index has been filed as part of this Annual Report on Form 10-K and is incorporated herein by reference.

Part IV – THE NEW YORK TIMES COMPANY P.97

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2008

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

Signature	Title	Date
Arthur Sulzberger, Jr.	Chairman and Director	February 26, 2008
Janet L. Robinson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2008
Michael Golden	Vice Chairman and Director	February 26, 2008
Brenda C. Barnes	Director	February 26, 2008
R. Anthony Benten	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2008
Raul E. Cesan	Director	February 26, 2008
Daniel H. Cohen	Director	February 26, 2008
Lynn G. Dolnick	Director	February 26, 2008
James M. Follo	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2008
William E. Kennard	Director	February 26, 2008
James M. Kilts	Director	February 26, 2008
David E. Liddle	Director	February 26, 2008
Ellen R. Marram	Director	February 26, 2008
Thomas Middelhoff	Director	February 26, 2008
Doreen A. Toben	Director	February 26, 2008

P. 98

INDEX TO EXHIBITS

Exhibit numbers 10.21 through 10.28 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
(3.1)	Certificate of Incorporation as amended and restated to reflect amendments effective July 1, 2007 (filed as an Exhibit to the Company's Form 10-Q dated August 9, 2007, and incorporated by reference herein).

(3.2)	By-laws as amended through August 6, 2007 (filed as an Exhibit to the Company's Form 10-Q dated August 9, 2007, and incorporated by reference herein).

(4)	The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long-term debt of the Company and any subsidiary for which consolidated or unconsolidated financial statements are required to be filed, and for which the amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

(10.1)	Agreement of Lease, dated as of December 15, 1993, between The City of New York, Landlord, and the Company, Tenant (as successor to New York City Economic Development Corporation (the "EDC"), pursuant to an Assignment and Assumption of Lease With Consent, made as of December 15, 1993, between the EDC, as Assignor, to the Company, as Assignee) (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.2)	Funding Agreement #4, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.3)	New York City Public Utility Service Power Service Agreement, made as of May 3, 1993, between The City of New York, acting by and through its Public Utility Service, and The New York Times Newspaper Division of the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).

(10.4)	Agreement of Lease, dated December 12, 2001, between the 42nd St. Development Project, Inc., as Landlord, and The New York Times Building LLC, as Tenant (filed as an Exhibit to the Company's Form 10-K dated February 22, 2002, and incorporated by reference herein).(1)

(10.5)	Operating Agreement of The New York Times Building LLC, dated December 12, 2001, between FC Lion LLC and NYT Real Estate Company LLC.

(10.6)	First Amendment to Operating Agreement of The New York Times Building LLC, dated June 25, 2004, between FC Lion LLC and NYT Real Estate Company LLC.

(10.7)	Second Amendment to Operating Agreement of The New York Times Building LLC, dated as of August 15, 2006, between FC Eighth Ave., LLC and NYT Real Estate Company LLC (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).

(10.8)	Third Amendment to Operating Agreement of The New York Times Building LLC, dated as of January 29, 2007, between FC Eighth Ave., LLC and NYT Real Estate Company LLC (filed as an Exhibit to the Company's Form 8-K dated February 1, 2007, and incorporated by reference herein).

(10.9)	Construction Management Agreement, dated January 22, 2004, between The New York Times Building LLC and AMEC Construction Management, Inc.

(10.10)	Letter Agreement, dated as of April 8, 2004, amending Agreement of Lease, between the 42nd St. Development Project, Inc., as landlord, and The New York Times Building LLC, as tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).(1)

(10.11)	Amended and Restated Agreement of Lease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., acting as landlord and tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).(1)

(10.12)	Agreement of Sublease, dated as of December 12, 2001, between The New York Times Building LLC, as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).(1)

(10.13)	First Amendment to Agreement of Sublease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).(1)

(10.14)	Second Amendment to Agreement of Sublease, dated as of January 29, 2007, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company's Form 8-K dated February 1, 2007, and incorporated by reference herein).

Index to Exhibits – THE NEW YORK TIMES COMPANY P.99

Exhibit Number	Description of Exhibit
(10.15)	Distribution Agreement, dated as of September 17, 2002, by and among the Company, J.P. Morgan Securities Inc., Banc of America Securities LLC, and Banc One Markets, Inc. (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).

(10.16)	Calculation Agent Agreement, dated as of September 17, 2002, by and between the Company and JPMorgan Chase Bank (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).

(10.17)	Indenture, dated March 29, 1995, between The New York Times Company and JPMorgan Chase Bank, N.A. (formerly known as Chemical Bank and The Chase Manhattan Bank), as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 33-57403, and incorporated by reference herein).

(10.18)	First Supplemental Indenture, dated August 21, 1998, between The New York Times Company and JPMorgan Chase Bank, N.A. (formerly known as Chemical Bank and The Chase Manhattan Bank), as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 333-62023, and incorporated by reference herein).

(10.19)	Second Supplemental Indenture, dated July 26, 2002, between The New York Times Company and JPMorgan Chase Bank, N.A., as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 333-97199, and incorporated by reference herein).

(10.20)	Asset Purchase Agreement, dated as of January 3, 2007, by and among NYT Broadcast Holdings, LLC, New York Times Management Services, NYT Holdings, Inc., KAUT-TV, LLC, Local TV, LLC, Oak Hill Capital Partners II, L.P. and The New York Times Company (filed as an Exhibit to the Company's Form 8-K dated January 5, 2007, and incorporated by reference herein).

(10.21)	The Company's 1991 Executive Stock Incentive Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company's Form 8-K dated October 12, 2007, and incorporated by reference herein).

(10.22)	The Company's 1991 Executive Cash Bonus Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company's Form 8-K dated October 12, 2007, and incorporated by reference herein).

(10.23)	The Company's Non-Employee Directors' Stock Option Plan, as amended through September 21, 2000 (filed as an Exhibit to the Company's Form 10-Q dated November 8, 2000, and incorporated by reference herein).

(10.24)	The Company's Supplemental Executive Retirement Plan, as amended and restated through November 19, 2007 (filed as an Exhibit to the Company's Form 8-K dated November 19, 2007, and incorporated by reference herein).

(10.25)	The Company's Deferred Executive Compensation Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company's Form 8-K dated December 12, 2007, and incorporated by reference herein).

(10.26)	The Company's Non-Employee Directors Deferral Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company's Form 8-K dated October 12, 2007, and incorporated by reference herein).

(10.27)	2004 Non-Employee Directors' Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company's Form 10-Q dated May 5, 2004, and incorporated by reference herein).

(10.28)	Compensatory arrangements of James M. Follo (incorporated by reference to the Company's Form 8-K dated December 15, 2006).

(10.29)	Credit Agreement, dated as of May 28, 2004, as amended as of July 29, 2004 and as amended and restated as of September 7, 2006, among The New York Times Company, as the borrower, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC, as joint lead arranger and joint book manager, J.P. Morgan Securities Inc., as joint lead arranger and joint book manager, JPMorgan Chase Bank, as documentation agent and The Bank of New York and Suntrust Bank, as co-syndication agents (filed as an Exhibit to the Company's Form 10-Q dated November 11, 2007, and incorporated by reference herein).

(10.30)	Credit Agreement, dated as of June 21, 2006 and as amended and restated as of September 7, 2006, among The New York Times Company, as the borrower, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC, as joint lead arranger and joint book manager, J.P. Morgan Securities Inc., as joint lead arranger and joint book manager, JPMorgan Chase Bank, as documentation agent and The Bank of New York and Suntrust Bank, as co-syndication agents (filed as an Exhibit to the Company's Form 10-Q dated November 11, 2007, and incorporated by reference herein).

P. 100 2007 ANNUAL REPORT – Index to Exhibits

Exhibit Number	Description of Exhibit
(12)	Ratio of Earnings to Fixed Charges.

(21)	Subsidiaries of the Company.

(23.1)	Consent of Ernst & Young LLP.

(23.2)	Consent of Deloitte & Touche LLP.

(24)	Power of Attorney (included as part of signature page).

(31.1)	Rule 13a-14(a)/15d-14(a) Certification.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Index to Exhibits – THE NEW YORK TIMES COMPANY P.101