Form 10-Q
period 2008-03-30
NEW YORK TIMES CO
filed 2008-05-07
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒.

Number of shares of each class of the registrant’s common stock outstanding as of May 2, 2008 (exclusive of treasury shares):

Class A Common Stock	142,951,180 shares
Class B Common Stock	825,634 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended
	March 30, 2008	April 1, 2007
	(13 weeks)
Revenues
Advertising	$458,339	$504,915
Circulation	226,629	222,454
Other	62,887	58,651
Total revenues	747,855	786,020

Operating costs
Production costs:
Raw materials	59,076	74,896
Wages and benefits	169,907	165,560
Other	111,581	104,569
Total production costs	340,564	345,025
Selling, general and administrative costs	340,854	342,061
Depreciation and amortization	41,931	44,437
Total operating costs	723,349	731,523

Impairment of assets	18,291	—

Operating profit	6,215	54,497

Net loss from joint ventures	(1,793)	(2,153)
Interest expense, net	11,745	11,328
(Loss)/income from continuing operations before income taxes and minority interest	(7,323)	41,016
Income tax (benefit)/expense	(7,692)	20,899
Minority interest in net (income)/loss of subsidiaries	(104)	9
Income from continuing operations	265	20,126

Discontinued operations, net of income taxes – Broadcast Media Group	(600)	3,776
Net (loss)/income	$(335)	$23,902

Average number of common shares outstanding
Basic	143,760	143,905
Diluted	144,006	144,077

Basic earnings per share:
Income from continuing operations	$0.00	$0.14
Discontinued operations, net of income taxes	0.00	0.03
Net (loss)/income	$0.00	$0.17

Diluted earnings per share:
Income from continuing operations	$0.00	$0.14
Discontinued operations, net of income taxes	0.00	0.03
Net (loss)/income	$0.00	$0.17

Dividends per share	$0.23	$0.175

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2008	December 30, 2007
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$47,023	$51,532
Accounts receivable-net	388,488	437,882
Inventories:
Newsprint and magazine paper	26,464	21,929
Other inventory	5,351	4,966
Total inventories	31,815	26,895

Deferred income taxes	80,617	92,335
Other current assets	63,621	55,801

Total current assets	611,564	664,445

Other Assets

Investments in joint ventures	136,609	137,831
Property, plant and equipment (less accumulated depreciation and amortization of $1,171,615 in 2008 and $1,138,837 in 2007)	1,443,689	1,468,013
Intangible assets acquired: Goodwill	694,172	683,440
Other intangible assets acquired	127,449	128,461
Total intangible assets acquired	821,621	811,901

Deferred income taxes	98,244	112,379
Miscellaneous assets	271,893	278,523

TOTAL ASSETS	$3,383,620	$3,473,092

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 30, 2008	December 30, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$—	$111,741
Borrowings under revolving credit agreements	370,000	195,000
Accounts payable	186,533	202,923
Accrued payroll and other related liabilities	92,648	142,201
Accrued expenses	160,313	193,222
Unexpired subscriptions	84,334	81,110
Current portion of long-term debt and capital lease obligations	49,537	49,539

Total current liabilities	943,365	975,736

Other Liabilities

Long-term debt	672,170	672,005
Capital lease obligations	6,668	6,694
Pension benefits obligation	282,566	281,517
Postretirement benefits obligation	213,970	213,500
Other	307,842	339,533

Total other liabilities	1,483,216	1,513,249

Minority Interest	7,166	5,907

Stockholders’ Equity

Common stock of $.10 par value: Class A – authorized 300,000,000 shares; issued: 2008 – 148,057,158; 2007 –148,057,158 (including treasury shares: 2008 – 5,107,402; 2007 – 5,154,989)	14,806	14,806
Class B – convertible – authorized and issued shares: 2008 – 825,634; 2007 – 825,634	83	83
Additional paid-in capital	18,461	9,869
Retained earnings	1,127,708	1,170,288
Common stock held in treasury, at cost	(160,497)	(161,395)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	24,202	19,660
Funded status of benefit plans	(74,890)	(75,111)
Total accumulated other comprehensive loss, net of income taxes	(50,688)	(55,451)

Total stockholders’ equity	949,873	978,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,383,620	$3,473,092

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Quarters Ended
	March 30, 2008	April 1, 2007
	(13 weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$34,982	$34,899

INVESTING ACTIVITIES
Capital expenditures	(62,677)	(112,664)
Acquisitions, net of cash acquired of $2,426 in 2008	(5,424)	(1,784)
Other investing payments–net	(2,151)	(7,226)

Net cash used in investing activities	(70,252)	(121,674)

FINANCING ACTIVITIES
Commercial paper (repayments)/borrowings-net	(111,741)	70,525
Borrowings under revolving credit agreements-net	175,000	—
Long-term obligations:
Reductions	(15)	(372)
Capital shares:
Issuances	—	254
Repurchases	(6)	(745)
Excess tax benefits from stock-based awards	—	30
Dividends paid to stockholders	(33,288)	(25,315)
Other financing proceeds–net	—	23,979

Net cash provided by financing activities	29,950	68,356

Decrease in cash and cash equivalents	(5,320)	(18,419)

Effect of exchange rate changes on cash and cash equivalents	811	89

Cash and cash equivalents at the beginning of the year	51,532	72,360
Cash and cash equivalents at the end of the quarter	$47,023	$54,030

SUPPLEMENTAL DATA Acquisitions
•

In March 2008, the Company acquired certain assets of the Winter Haven News Chief for $2.5 million and purchased additional Class A units of BehNeem, LLC, increasing its total investment to $4.3 million for a 53% ownership interest.

• In March 2007, the Company acquired UCompareHealthCare.com for $2.3 million. The Company paid approximately $1.8 million in the first quarter of 2007 and $0.5 million in the first quarter of 2008.

Other
•

Financing activities – Other financing proceeds in 2007 includes cash received from the Company’s real estate development partner for repayment of the Company’s loan receivable in connection with the construction of the Company’s new headquarters.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                         GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 30, 2008, and December 30, 2007, and the results of operations and cash flows of the Company for the periods ended March 30, 2008, and April 1, 2007.  All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company’s Condensed Consolidated Financial Statements and related Notes should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations.  The fiscal periods included herein comprise 13 weeks for the first-quarter periods.

As of March 30, 2008, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, have not changed materially.

The Company adopted Emerging Issues Task Force (“EITF”) No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), on December 31, 2007 (the first day of the Company’s 2008 fiscal year).  EITF 06-4 was issued to clarify the accounting for the deferred compensation and postretirement aspects of endorsement split-dollar life insurance arrangements.  It required the Company to recognize a liability for future benefits in accordance with Statement of Financial Accounting Standards (“FAS”) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”).  Accordingly, the Company recorded a liability, which is included in “Other Liabilities—Other” in the Company’s Condensed Consolidated Balance Sheet, for its endorsement split-dollar life insurance arrangement of approximately $9 million through a cumulative-effect adjustment to retained earnings on December 31, 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”), which establishes a common definition for fair value in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delayed the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The partial delay is intended to provide all relevant parties additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157.

In accordance with FSP 157-2, the Company partially adopted FAS 157 in the first quarter of 2008.  Therefore, in 2008, the Company’s financial statements will reflect the requirements of FAS 157 for any financial assets and liabilities and for any nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis.  As of March 30, 2008, the Company does not have any material nonfinancial assets or liabilities for which the requirements under FAS 157 were not applied because of the partial delay under FSP 157-2.

As of March 30, 2008, the Company does not have any assets measured at fair value that fall within the scope of FAS 157 and FSP 157-2.  The Company does have a liability for a Company-sponsored deferred executive compensation plan (the “DEC plan”) that falls within the scope of FAS 157 and FSP 157-2, as of March 30, 2008.  The DEC plan enables certain eligible executives to defer a portion of their compensation on a pre-tax basis.  Employees’ contributions earn income based on the performance of investment funds they select.  The DEC plan liability is the amount due to the respective executives and is recorded at fair value on a recurring basis utilizing observable market data (Level 2 under FAS 157).  The fair value of the liability, which is included in “Other Liabilities—Other” in the Company’s Condensed Consolidated Balance Sheet, was approximately $130 million as of March 30, 2008.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“FAS 159”), which is effective in fiscal 2008 and permits entities to choose to measure many financial instruments and certain other items at fair value.  The Company did not elect the fair value option for any items under FAS 159.

Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141(R), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”).  Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value.  Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations.  FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008.  The adoption of FAS 141(R) will affect the accounting for the Company’s acquisitions that occur after the adoption date.  Based on the Company’s current structure, FAS 160 will be immaterial to the Company’s financial statements.

NOTE 2.                         DISCONTINUED OPERATIONS

On May 7, 2007, the Company sold its Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million.  In 2007, the Company recognized a pre-tax gain on the sale of $190.0 million ($94.0 million after tax).  In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Broadcast Media Group’s results of operations and the gain on sale are presented as discontinued operations.  In the first quarter of 2008, the Company recorded a post-closing adjustment reducing the gain by $0.6 million.  The results of operations presented as discontinued operations are summarized below.

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007
Revenues	$—	$32,904
Total operating costs	—	26,403
Pre-tax income	—	6,501
Income tax expense	—	2,725
Income from discontinued operations, net of income taxes	—	3,776
Loss on sale, net of income tax benefit of $0.4 million	(600)	—
Discontinued operations, net of income taxes	$(600)	$3,776

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

The Company performs its annual impairment testing in the fourth quarter of its fiscal year.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 30, 2007	$313,459	$369,981	$683,440
Goodwill acquired during year	4,209	—	4,209
Goodwill adjusted during the year	—	14	14
Foreign currency translation adjustments	6,509	—	6,509
Balance as of March 30, 2008	$324,177	$369,995	$694,172

In March 2008, the Company acquired certain assets of the Winter Haven News Chief (“News Chief”), a regional newspaper in Winter Haven, Fla., for $2.5 million.  Also in March 2008, the Company purchased additional Class A units of BehNeem, LLC (“BehNeem”), increasing its total investment to $4.3 million for a 53% ownership interest.  BehNeem licenses the Epsilen Environment, an integrated online course content, portfolio and communications tool for the education community.  The operating results of the News Chief are included in the results of the Regional Media Group and the operating results of BehNeem are included in the results of The New York Times Media Group, both of which are part of the News Media Group.

Based on preliminary valuations of the News Chief and BehNeem, the Company has allocated the excess of the respective purchase prices over the carrying value of the net assets acquired of $1.3 million to goodwill and $0.6 million to other intangible assets (primarily customer lists) for the News Chief, and net assets acquired of $2.9 million to goodwill for BehNeem.

Other intangible assets acquired were as follows:

	March 30, 2008			December 30, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$222,763	$(200,892)	$21,871	$222,267	$(199,930)	$22,337
Other	67,621	(35,112)	32,509	67,254	(32,841)	34,413
Total	290,384	(236,004)	54,380	289,521	(232,771)	56,750
Unamortized other intangible assets:
Newspaper mastheads	58,996	—	58,996	57,638	—	57,638
Trade names	14,073	—	14,073	14,073	—	14,073
Total	73,069	—	73,069	71,711	—	71,711
Total other intangible assets acquired	$363,453	$(236,004)	$127,449	$361,232	$(232,771)	$128,461

As of March 30, 2008, the remaining weighted-average amortization period was seven years for customer lists and six years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was approximately $3 million in the first quarter of 2008, and is expected to be approximately $12 million for the fiscal year 2008.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2009	$9,900
2010	9,400
2011	8,900
2012	6,700
2013	3,400

NOTE 4.                         DEBT OBLIGATIONS

The Company’s total debt, including borrowings under revolving credit agreements and capital lease obligations, was $1.1 billion as of March 30, 2008, and including these items and commercial paper, was $1.0 billion as of December 30, 2007.

The Company’s $800.0 million revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011) are used for general corporate purposes and may be used to support its commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $800.0 million available under the two revolving credit agreements, the Company has issued letters of credit of approximately $25 million as of March 30, 2008.  The Company had $370.0 million outstanding under its revolving credit agreements, with a weighted-average interest rate of 3.1%, as of March 30, 2008.  As of December 30, 2007, the Company had $195.0 million outstanding under its revolving credit agreements, with a weighted-average interest rate of 5.3%.  Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity (as defined in the agreements).  As of March 30, 2008, the amount of stockholders’ equity in excess of the required levels was approximately $599 million.

The Company’s $725.0 million commercial paper program is supported by the revolving credit agreements.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days, but generally matures within 90 days.  The Company did not have commercial paper outstanding as of March 30, 2008, and had $111.7 million outstanding as of December 30, 2007.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007
Interest expense	$12,841	$18,304
Capitalized interest	(1,056)	(5,922)
Interest income	(40)	(1,054)
Interest expense, net	$11,745	$11,328

NOTE 5.                         INCOME TAXES

The Company’s effective income tax rate was 105.0% in the first quarter of 2008 compared with 51.0% in the first quarter of 2007.  The effective income tax rates were affected by a $4.6 million adjustment to reduce the Company’s reserve for uncertain tax positions in the first quarter of 2008, and an unfavorable tax adjustment of $4.5 million for a change in New York State tax law (effective January 1, 2007) that required a revaluation of existing deferred tax balances in the first quarter of 2007.

NOTE 6.                         COMMON STOCK

On April 22, 2008, the Board of Directors authorized a $.23 per share quarterly dividend on the Company’s Class A and Class B Common Stock.  The dividend is payable on June 11, 2008, to shareholders of record on June 2, 2008.

NOTE 7.                         PENSION AND POSTRETIREMENT BENEFITS

Pension

The Company sponsors several pension plans and makes contributions to several others, in connection with collective bargaining agreements, that are considered multi-employer pension plans.  These plans cover substantially all employees.

The Company-sponsored plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan.  The Company’s non-qualified plans provide retirement benefits only to certain highly compensated employees of the Company.

The Company also has a foreign-based pension plan for certain International Herald Tribune (“IHT”) employees (the “Foreign plan”).  The information for the Foreign plan is combined with the information for U.S. non-qualified plans.  The benefit obligation of the Foreign plan is immaterial to the Company’s total benefit obligation.

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	For the Quarters Ended
	March 30, 2008			April 1, 2007
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$10,110	$710	$10,820	$11,908	$519	$12,427
Interest cost	25,078	3,463	28,541	23,486	3,574	27,060
Expected return on plan assets	(31,915)	—	(31,915)	(29,959)	—	(29,959)
Amortization of prior service cost	362	17	379	359	17	376
Recognized actuarial loss	729	1,238	1,967	2,074	1,982	4,056
Net periodic pension cost	$4,364	$5,428	$9,792	$7,868	$6,092	$13,960

Although the Company does not have any quarterly funding requirements in 2008 (under the Employee Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), the Company will make contractual funding contributions of approximately $18 million (approximately $2 million was made in the first quarter of 2008) for The New York Times Newspaper Guild pension plan.  The Company does not expect to make additional contributions to its other pension plans in 2008.

Postretirement Benefits

The Company provides health and life insurance benefits to retired employees and their eligible dependents, who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements.  In addition, the Company contributes to a postretirement plan under the provisions of a collective bargaining agreement.  The Company’s policy is to pay its portion of insurance premiums and claims from Company assets.

In accordance with FAS 106, the Company accrues the costs of postretirement benefits during the employees’ active years of service.

The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007
Service cost	$881	$2,191
Interest cost	3,514	3,951
Expected return on plan assets	—	—
Amortization of prior service credit	(2,908)	(2,074)
Recognized actuarial loss	1,041	895
Net periodic postretirement cost	$2,528	$4,963

NOTE 8.                         OTHER

Impairment of Assets

In the first quarter of 2008, the Company recorded a non-cash charge of $18.3 million for the write-down of assets for a systems project at the News Media Group.  The Company reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

quadrantONE

In February 2008, the Company invested $1.9 million for a 25% ownership interest in quadrantONE LLC, a consortium online advertising network that sells bundled premium, targeted display advertising from local newspaper Web sites and other affiliates.  The Company’s investment is accounted for under the equity method of accounting.  The Web sites of the Company’s New England and Regional Media Groups are participating in this network.

Buyouts

The Company recognized buyout charges of $11.2 million in the first quarter of 2008 and $7.8 million in the first quarter of 2007.  Most of the charges in both periods were recognized at the News Media Group.  These charges are primarily recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Operations.  As of March 30, 2008, the Company had a buyout liability of approximately $21 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

Plant Consolidation

In 2006, the Company announced plans to consolidate the printing operations of a facility it leased in Edison, N.J., into its newer facility in College Point, N.Y.  As part of the consolidation, the Company purchased the Edison facility and then sold it, with two adjacent properties it already owned, to a third party.  The purchase and sale of the Edison facility closed in the second quarter of 2007, relieving the Company of rental terms that were above market as well as certain restoration obligations under the original lease.  As a result of the sale, the Company recognized a pre-tax loss of $68.2 million ($41.3 million after tax) in the second quarter of 2007.

The Company has substantially completed the consolidation of its two New York area printing plants.  The costs to close the Edison facility are estimated to be $90 to $94 million, principally consisting of accelerated depreciation charges ($68.5 million), buyout costs ($16 to $20 million) and plant restoration costs ($5.3 million).   The majority of these costs, approximately $86 million (approximately $6 million in the first quarter of 2008), have been recognized as of March 30, 2008.

NOTE 9.                         EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended
(In thousands, except per share data)	March 30, 2008	April 1, 2007
Basic earnings per share computation:
Numerator
Income from continuing operations	$265	$20,126
Discontinued operations, net of income taxes – Broadcast Media Group	(600)	3,776
Net (loss)/income	$(335)	$23,902
Denominator
Average number of common shares outstanding	143,760	143,905
Income from continuing operations	$0.00	$0.14
Discontinued operations, net of income taxes – Broadcast Media Group	0.00	0.03
Basic earnings per share	$0.00	$0.17
Diluted earnings per share computation:
Numerator
Income from continuing operations	$265	$20,126
Discontinued operations, net of income taxes – Broadcast Media Group	(600)	3,776
Net (loss)/income	$(335)	$23,902
Denominator
Average number of common shares outstanding	143,760	143,905
Incremental shares for assumed exercise of securities	246	172
Total shares	144,006	144,077
Income from continuing operations	$0.00	$0.14
Discontinued operations, net of income taxes – Broadcast Media Group	0.00	0.03
Diluted earnings per share	$0.00	$0.17

The difference between basic and diluted shares is generally due to the assumed exercise of stock options and the assumed vesting of restricted stock units included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share.  Approximately 31 million stock options with exercise prices ranging from $20.24 to $48.54 were excluded from the computation in the first quarter of 2008, and approximately 32 million stock options with exercise prices ranging from $23.83 to $48.54 were excluded from the computation in the first quarter of 2007.

NOTE 10.                  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007
Net (loss)/income	$(335)	$23,902
Foreign currency translation adjustments	8,461	883
Amortization of unrecognized amounts included in pension and postretirement obligations	479	3,253
Income tax charge	(4,177)	(4,650)
Comprehensive income	$4,428	$23,388

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $49 million as of March 30, 2008, and approximately $53 million as of December 30, 2007.

NOTE 11.                  SEGMENT INFORMATION

The Company’s reportable segments consist of the News Media Group and the About Group.  These segments are evaluated regularly by management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), NYTimes.com, the IHT and WQXR-FM; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers and their related digital operations); and

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com).

The Broadcast Media Group, which was sold on May 7, 2007, is classified as a discontinued operation and is no longer included as a reportable segment (see Note 2).

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007

REVENUES
News Media Group	$719,685	$763,477
About Group	28,170	22,543
Total	$747,855	$786,020

OPERATING PROFIT (LOSS)
News Media Group(1)	$13,285	$59,629
About Group	9,521	8,330
Corporate	(16,591)	(13,462)
Total	$6,215	$54,497
Net loss from joint ventures	(1,793)	(2,153)
Interest expense, net	11,745	11,328
(Loss)/income from continuing operations before income taxes and minority interest	(7,323)	41,016
Income tax (benefit)/expense	(7,692)	20,899
Minority interest in net (income)/loss of subsidiaries	(104)	9
Income from continuing operations	265	20,126
Discontinued operations, net of income taxes– Broadcast Media Group	(600)	3,776
Net (loss)/income	$(335)	$23,902

(1)	In the first quarter of 2008, a non-cash charge of $18.3 million was recorded for the write-down of assets for a systems project at the News Media Group.

NOTE 12.                  CONTINGENT LIABILITIES

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe, and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition.  The guarantees are for payments under a credit facility and property and equipment leases, and for certain debt and costs related to any default.  The total amount of the guarantees was approximately $27 million as of March 30, 2008.  In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of March 30, 2008 and December 30, 2007.

Other

The Company also has letters of credit of approximately $30 million, which are primarily to satisfy requirements by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability (approximately $53 million) is included in the Company’s Condensed Consolidated Balance Sheet as of March 30, 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading media and news organization serving our audiences through print, online, mobile and radio technology.  Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune and WQXR-FM; the New England Media Group, which principally includes The Boston Globe (“The Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers and their related digital operations).  The News Media Group generates revenues principally from print, online and radio advertising and through circulation.  Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, commercial printing, news services/syndication, digital archives, advertising service revenue, rental income and an online subscription database and research service.  The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com).  The About Group principally generates revenues from cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising that is relevant to its adjacent content, and e-commerce (including sales lead generation).  Almost all of its revenues (93% in the first quarter of 2008) are derived from the sale of advertisements (cost-per-click and display advertising).  Cost-per-click advertising accounts for 59% of the About Group’s total advertising revenues.  The About Group’s main operating costs are employee-related costs and content and hosting costs.

Joint Ventures Our investments accounted for under the equity method are as follows:

•                 a 49% interest in Metro Boston LLC, which publishes a free daily newspaper in the Greater Boston area,

•                  a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.,

•                  a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine,

•                  a 25% interest in quadrantONE LLC, a consortium online advertising network that sells bundled premium, targeted display advertising from local newspaper Web sites and other affiliates.  Our investment of $1.9 million was made in February 2008, and

•                  an approximately 17.5% interest in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of the New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team.

RECENT DEVELOPMENTS

Acquisitions

In March 2008, we acquired certain assets of the Winter Haven News Chief (“News Chief”), a regional newspaper in Winter Haven, Fla., for $2.5 million.  Also in March 2008, we purchased additional Class A units of BehNeem, LLC (“BehNeem”), increasing our total investment to $4.3 million for a 53% ownership interest. BehNeem licenses the Epsilen Environment, an integrated online course content, portfolio and communications tool for the education community.  The operating results of the News Chief are included in the results of the Regional Media Group and the operating results of BehNeem are included in the results of The New York Times Media Group, both of which are part of the News Media Group.

See Note 3 of the Notes to the Condensed Consolidated Financial Statements.

Impairment of Assets

In the first quarter of 2008, we recorded a non-cash charge of $18.3 million for the write-down of assets for a systems project at the News Media Group.  We reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

Plant Consolidation

In 2006, we announced plans to consolidate the printing operations of a facility we leased in Edison, N.J., into our newer facility in College Point, N.Y.  As part of the consolidation, we purchased the Edison facility and then sold it, with two adjacent properties we already owned, to a third party.  The purchase and sale of the Edison facility closed in the second quarter of 2007, relieving us of rental terms that were above market as well as certain restoration obligations under the original lease.  As a result of the sale, we recognized a pre-tax loss of $68.2 million ($41.3 million after tax) in the second quarter of 2007.

We have substantially completed the consolidation of our two New York area printing plants.  The costs to close the Edison facility are estimated to be $90 to $94 million, principally consisting of accelerated depreciation charges ($68.5 million), buyout costs ($16 to $20 million) and plant restoration costs ($5.3 million).  The majority of these costs, approximately $86 million (approximately $6 million in the first quarter of 2008), have been recognized as of March 30, 2008.

2008 EXPECTATIONS

Expectations regarding key financial measures for 2008 are in the table below.  These expectations have not changed since detailed in our earnings press release for the first quarter of 2008 except for our expectations for depreciation and amortization and the inclusion of our expectations on buyouts.

Item	2008 Expectations
Depreciation & amortization	$150 to $160 million(1)
Income from joint ventures	$16 to $20 million
Interest expense	$50 to $60 million
Income tax rate	40% to 43%(2)
Capital expenditures	$150 to $165 million(3)
Buyouts	$30 to $35 million

(1)

Includes approximately $5 million of accelerated depreciation expense in the first quarter of 2008 associated with the New York area plant consolidation project. Depreciation for our new headquarters building is expected to be approximately $8 million per quarter.

(2)	There are many factors that can result in significant volatility quarter to quarter.

(3)	Includes approximately $42 million for the consolidation of our New York area plants and about $22 million for our new headquarters.

In addition, we believe that we can achieve a reduction in costs from our year-end 2007 cash cost base of a total of approximately $230 million in 2008 and 2009, excluding the effects of inflation, buyout costs and one-time costs.  About $130 million of these savings are expected in 2008.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007	% Change

Revenues
Advertising	$458,339	$504,915	(9.2)
Circulation	226,629	222,454	1.9
Other	62,887	58,651	7.2
Total revenues	747,855	786,020	(4.9)
Operating costs
Production costs:
Raw materials	59,076	74,896	(21.1)
Wages and benefits	169,907	165,560	2.6
Other	111,581	104,569	6.7
Total production costs	340,564	345,025	(1.3)
Selling, general and administrative costs	340,854	342,061	(0.4)
Depreciation and amortization	41,931	44,437	(5.6)
Total operating costs	723,349	731,523	(1.1)
Impairment of assets	18,291	—	N/A
Operating profit	6,215	54,497	(88.6)
Net loss from joint ventures	(1,793)	(2,153)	(16.7)
Interest expense, net	11,745	11,328	3.7
(Loss)/income from continuing operations before income taxes and minority interest	(7,323)	41,016	*
Income tax (benefit)/expense	(7,692)	20,899	*
Minority interest in net (income)/loss of subsidiaries	(104)	9	*
Income from continuing operations	265	20,126	(98.7)
Discontinued operations, net of income taxes – Broadcast Media Group	(600)	3,776	*
Net (loss)/income	$(335)	$23,902	*

* Represents an increase or decrease in excess of 100%.

 Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007	% Change
Revenues:
News Media Group	$719,685	$763,477	(5.7)
About Group	28,170	22,543	25.0
Total revenues	$747,855	$786,020	(4.9)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007	% Change
The New York Times Media Group
Advertising	$276,700	$297,146	(6.9)
Circulation	165,785	160,662	3.2
Other	43,281	42,076	2.9
Total	$485,766	$499,884	(2.8)

New England Media Group
Advertising	$81,378	$97,242	(16.3)
Circulation	37,675	38,485	(2.1)
Other	12,594	9,393	34.1
Total	$131,647	$145,120	(9.3)

Regional Media Group
Advertising	$74,081	$89,206	(17.0)
Circulation	23,169	23,307	(0.6)
Other	5,022	5,960	(15.7)
Total	$102,272	$118,473	(13.7)

Total News Media Group
Advertising	$432,159	$483,594	(10.6)
Circulation	226,629	222,454	1.9
Other	60,897	57,429	6.0
Total	$719,685	$763,477	(5.7)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements.  Total News Media Group advertising revenues decreased in the first quarter of 2008 primarily due to lower print volume.  Print advertising revenues declined 12.8% in the first quarter of 2008, while online advertising revenues increased 12.4% in the same period.  The difficult national and local economic conditions have negatively affected national, classified and retail advertising at the News Media Group.

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007	% Change

National	$216,441	$224,902	(3.8)
Retail	95,427	107,349	(11.1)
Classified	105,319	136,107	(22.6)
Other	14,972	15,236	(1.7)
Total	$432,159	$483,594	(10.6)

The New York Times Media Group

The New York Times Media Group’s advertising revenues in the first quarter of 2008 consisted of approximately 69% from the national category, 18% from the classified category, 12% from the retail category and 1% from other advertising categories.  Total advertising revenues declined in the first quarter of 2008 primarily due to lower print advertising offset in part by higher online revenues.

National advertising decreased in the first quarter of 2008 compared with the first quarter of 2007 mainly because of lower print advertising offset in part by higher online revenues.  National print advertising has been negatively affected by the slowdown in the economy.  Online national advertising continues to grow as a result of secular shifts to online alternatives.

Classified advertising decreased in the first quarter of 2008 compared with the same period in 2007 due to declines in all three print categories (real estate, help-wanted and automotive).  Real estate print advertising continued to experience declines driven by the slowdown in the local and national housing markets.  In addition, print classified advertising was negatively affected by secular shifts to online alternatives.

Retail advertising also had declines in the first quarter of 2008 compared with the first quarter of 2007 because of lower volume in various print advertising categories, which was partially offset by growth in online advertising.  Shifts in marketing strategies and budgets of major advertisers have negatively affected retail advertising.

New England Media Group

The New England Media Group’s advertising revenues in the first quarter of 2008 consisted of approximately 35% from the classified category, 30% from the national category, 28% from the retail category and 7% from other advertising categories.  Total advertising revenues declined in the first quarter of 2008 primarily due to lower print advertising.

Classified advertising declined in all print categories (real estate, help-wanted and automotive) in the first quarter of 2008 compared with the same period in 2007 due to lower print advertising.  The majority of the decline was in the real estate category driven by the continued slowdown in the local and national housing markets, which also negatively affected help-wanted advertising.  In addition, secular shifts to online advertising contributed to the print advertising declines.

National and retail advertising declined in the first quarter of 2008 compared with the first quarter of 2007 mainly due to lower volume in various print advertising categories.  The difficult economy and challenging market conditions in Boston and the greater New England area were major factors contributing to these declines.

Regional Media Group

The Regional Media Group’s advertising revenues in the first quarter of 2008 consisted of approximately 54% from the retail category, 37% from the classified category and 9% from the national and other advertising categories.

Total advertising revenues declined in the first quarter of 2008 due to lower print advertising.  There were declines in all print categories primarily driven by the downturn in the Florida and California housing markets.  About two-thirds of advertising revenues of the Regional Media Group came from newspapers in Florida and California.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the subscription and newsstand rates charged to customers.  Our newspapers have been executing a circulation strategy that rebalances the copy mix away from less profitable circulation.  As we execute this shift, we are seeing circulation declines but have realized and believe we will continue to realize significant benefits in reduced costs and improved circulation profitability.

Circulation revenues in the first quarter of 2008 increased 1.9% compared with the first quarter of 2007 mainly because of higher home-delivery and newsstand prices.  The Times increased its prices in the third quarter of 2007.  The Globe increased its newsstand price in February 2008.

Other Revenues

Other revenues increased in the first quarter of 2008 primarily because of revenues from rental income from the lease of five floors in our new headquarters, and increased commercial printing.  The increase was partially offset by the elimination of subscription revenues for TimesSelect, an online product offering that was discontinued in September 2007.

About Group

About Group revenues increased 25.0% primarily due to higher advertising rates and increased volume in cost-per-click advertising, as well as revenues associated with the acquisition of ConsumerSearch, Inc., a leading online aggregator and publisher of consumer product reviews acquired in May 2007.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007	% Change
Operating costs
Production costs:
Raw materials	$59,076	$74,896	(21.1)
Wages and benefits	169,907	165,560	2.6
Other	111,581	104,569	6.7
Total production costs	340,564	345,025	(1.3)
Selling, general and administrative costs	340,854	342,061	(0.4)
Depreciation and amortization	41,931	44,437	(5.6)
Total operating costs	$723,349	$731,523	(1.1)

Production Costs

Total production costs decreased 1.3% ($4.5 million) in the first quarter of 2008, mainly due to lower raw materials expense ($15.8 million), primarily newsprint ($15.0 million), offset by increases in compensation-related costs ($2.9 million), rent expense ($2.2 million), content costs primarily at the About Group ($1.3 million) and benefits expense ($1.1 million).  Newsprint expense declined 23.4%, with 17.0% of the decrease resulting from lower consumption and 6.4% resulting from lower newsprint prices.  Beginning in the second quarter of 2008, we expect year-over-year increased newsprint prices.

Selling, General and Administrative Costs

Total selling, general and administrative costs decreased 0.4% ($1.2 million) in the first quarter of 2008 primarily because of lower benefits expense ($4.6 million), other compensation-related costs ($3.5 million) and outside printing and distribution costs ($3.3 million), which resulted primarily from our strategic focus to manage our costs efficiently.  These decreases were mainly offset by higher stock-based compensation expense ($6.0 million) and buyout costs ($3.1 million).

Stock-based compensation expense increased $6.0 million primarily because of a shift in the timing of our annual equity awards.  Historically equity awards were made in December of each year.  In early 2007, the Board elected to make annual equity awards in February of each year, beginning in February 2008, to better enable it to evaluate performance during the most recently completed fiscal year.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007	% Change
Depreciation and amortization:
News Media Group	$36,920	$39,723	(7.1)
About Group	3,033	3,133	(3.2)
Corporate	1,978	1,581	25.1
Total depreciation and amortization	$41,931	$44,437	(5.6)

In the first quarter of 2008, the News Media Group’s depreciation and amortization declined primarily because of lower accelerated depreciation expense for assets at the Edison, N.J., printing facility, which we closed in the first quarter of 2008 ($6.6 million), and lower depreciation expense mainly resulting from assets at the College Point, N.Y., and Edison, N.J., facilities ($1.7 million).   These decreases were partially offset by increased depreciation expense for our new headquarters ($6.4 million).

About Group’s depreciation and amortization decreased due to assets no longer being amortized in 2007 ($0.9 million), partially offset by increased amortization expense associated with assets acquired as a result of the ConsumerSearch, Inc. acquisition ($0.7 million).

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007	% Change
Operating costs:
News Media Group	$688,109	$703,848	(2.2)
About Group	18,649	14,213	31.2
Corporate	16,591	13,462	23.2
Total operating costs	$723,349	$731,523	(1.1)

News Media Group

In the first quarter of 2008, total operating costs decreased 2.2% ($15.7 million) mainly due to lower raw materials expense ($15.8 million), primarily newsprint ($15.0 million), outside printing and distribution costs ($5.3 million) and depreciation and amortization expense ($2.9 million).   These decreases were partially offset by increased buyout costs ($2.7 million), stock-based compensation expense ($2.6 million), foreign currency translation impact ($2.4 million) and professional fees ($2.0 million).  The foreign currency translation impact was due to the weakening U.S. dollar compared to the euro and the increase in professional fees was due to revenue-growth initiatives related to our digital operations.

About Group

Total operating costs for the About Group increased 31.2% ($4.4 million) in the first quarter of 2008 primarily because of higher content costs ($1.5 million), compensation-related costs ($1.2 million) and promotions costs ($0.8 million).  These increases were primarily due to costs associated with the acquisition of ConsumerSearch, Inc., which was acquired in May 2007, and investments in new revenue initiatives.

Corporate

Total operating costs for Corporate increased 23.2% ($3.1 million) in the first quarter of 2008 compared with the same period last year primarily due to increased stock-based compensation expense ($3.6 million).

Operating Profit

Consolidated operating profit, by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007	% Change
Operating profit (loss):
News Media Group	$13,285	$59,629	(77.7)
About Group	9,521	8,330	14.3
Corporate	(16,591)	(13,462)	23.2
Total operating profit	$6,215	$54,497	(88.6)

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit (loss) are previously discussed under “Revenues,” “Operating Costs,” and “Recent Developments – Impairment of Assets.”

Non-Operating Items

Joint Ventures

Net loss from joint ventures totaled $1.8 million in the first quarter of 2008 compared with $2.2 million in the first quarter of 2007.  The improvement was mainly due to better performance at a paper mill in which we have an investment.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007
Interest expense	$12,841	$18,304
Capitalized interest	(1,056)	(5,922)
Interest income	(40)	(1,054)
Interest expense, net	$11,745	$11,328

Interest expense, net increased in the first quarter of 2008.  We had lower interest expense primarily due to reduced debt, which was more than offset by a decrease in interest income because of lower interest income from our real estate development partner for the construction of our new headquarters.

Income Taxes

Our effective income tax rate was 105.0% in the first quarter of 2008 compared with 51.0% in the first quarter of 2007.  The effective income tax rates were affected by a $4.6 million adjustment to reduce our reserve for uncertain tax positions in the first quarter of 2008, and an unfavorable tax adjustment of $4.5 million for a change in New York State tax law (effective January 1, 2007) that required a revaluation of existing deferred tax balances in the first quarter of 2007.

Discontinued Operations

On May 7, 2007, we sold the Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million.  In 2007, we recognized a pre-tax gain on the sale of $190.0 million ($94.0 million after tax).  In the first quarter of 2008, we recorded a post-closing adjustment reducing the gain by $0.6 million.  The results of operations presented as discontinued operations are summarized below.

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007
Revenues	$—	$32,904
Total operating costs	—	26,403
Pre-tax income	—	6,501
Income tax expense	—	2,725
Income from discontinued operations, net of income taxes	—	3,776
Loss on sale, net of income tax benefit of $0.4 million	(600)	—
Discontinued operations, net of income taxes	$(600)	$3,776

LIQUIDITY AND CAPITAL RESOURCES

We expect our cash balance, cash provided from operations and available third-party financing, described below, to be sufficient to meet our normal operating commitments and debt service requirements, to fund planned capital expenditures, to pay dividends to our stockholders and to make any required contributions to our pension plans.

On April 22, 2008, the Board of Directors authorized a $.23 per share quarterly dividend on our Class A and Class B Common Stock.  The dividend is payable on June 11, 2008, to shareholders of record on June 2, 2008.

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions and these repurchases may be suspended from time to time or discontinued.  During the first quarter of 2008, we did not repurchase any shares of Class A Common Stock pursuant to our stock repurchase program.  As of March 30, 2008, approximately $91 million remained from our current share repurchase authorization.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

	For the Quarters Ended
(In thousands)	March 30, 2008	April 1, 2007
Operating Activities	$34,982	$34,899
Investing Activities	$(70,252)	$(121,674)
Financing Activities	$29,950	$68,356

Operating Activities

The primary source of our liquidity is cash flows from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers.  Advertising has provided approximately 65% of total revenues over the past three years.  Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as wholesale delivery operations, commercial printing, news services/syndication, digital archives, advertising service revenue, rental income and an online subscription database and research service.  Operating cash outflows include payments to vendors for raw materials, services and supplies, payments to employees, and payments of interest and income taxes.

In the first quarter of 2008, net cash provided by operating activities was on a par with the first quarter of 2007 as lower operating income offset lower working capital requirements.

Investing Activities

Cash from investing activities generally include proceeds from the sale of assets or a business.  Cash used in investing activities generally includes payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

Net cash used in investing activities in the first quarter of 2008 decreased compared with the first quarter of 2007 mainly due to lower capital expenditures related to the construction of our new headquarters.

Financing Activities

Cash from financing activities generally includes borrowings under our revolving credit agreements and commercial paper program, the issuance of long-term debt and funds from stock option exercises.  Cash used in financing activities generally includes the repayment of amounts outstanding under our revolving credit agreements, commercial paper and long-term debt; the payment of dividends; and the repurchase of our Class A Common Stock.

Net cash provided by financing activities decreased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to cash received from our real estate development partner in 2007 for the repayment of our loan receivable in connection with the construction of our new headquarters.  The loan was fully repaid in October 2007.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We have the following financing sources available to supplement cash flows from operations:

•                          revolving credit agreements,

•                          a commercial paper facility and

•                          borrowings under a shelf registration statement.

Our total debt, including borrowings under revolving credit agreements and capital lease obligations, was $1.1 billion as of March 30, 2008, and including these items and commercial paper, was $1.0 billion as of December 30, 2007.

In April 2008, Moody’s Investors Service downgraded our senior unsecured debt rating to Baa3 from Baa1 and our commercial paper rating to Prime-3 from Prime-2.  Also in April 2008, Standard and Poor’s lowered its investment rating on our long-term debt to BBB- from BBB and affirmed our A-3 commercial paper rating.  We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect the downgrades of our long-term and short-term debt ratings to have any material impact on our ability to borrow.  However, as a result of these downgrades, we will incur higher borrowing costs in respect of any future long-term and short-term issuances.  We do not currently expect these to be significant.

Revolving Credit Agreements

Our $800.0 million revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011) are used for general corporate purposes and may be used to support our commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $800.0 million available under the two revolving credit agreements, we have issued letters of credit of approximately $25 million as of March 30, 2008.  We had $370.0 million outstanding under our revolving credit agreements, with a weighted-average interest rate of 3.1% as of March 30, 2008.  As of December 30, 2007, we had $195.0 million outstanding under our revolving credit agreements, with a weighted average interest rate of 5.3%.  Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity (as defined in the agreements).  As of March 30, 2008, the amount of stockholders’ equity in excess of the required levels was approximately $599 million.

Commercial Paper

Our $725.0 million commercial paper program is supported by the revolving credit agreements.  Commercial paper that we issue is unsecured and can have maturities of up to 270 days but generally matures within 90 days.  We did not have any commercial paper outstanding as of March 30, 2008 and had $111.7 million outstanding as of December 30, 2007.

Shelf Registration Statement

Our liquidity requirements may also be funded through the public offer and sale of notes under our effective shelf registration statement, filed on February 27, 2008, on Form S-3 with the Securities and Exchange Commission (“SEC”).  This automatic shelf registration statement does not require us to specify a maximum amount of securities that may be issued and will enable us to offer debt securities at any time during the next three years.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“FAS”) No. 141(R), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”).  Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value.  Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations.  FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008.  The adoption of FAS 141(R) will affect the accounting for our acquisitions that occur after the adoption date.  Based on our current structure, FAS 160 will be immaterial to our financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 30, 2007.  As of March 30, 2008, our critical accounting policies have not changed materially from December 30, 2007.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 30, 2007.  As of March 30, 2008, our contractual obligations and off-balance sheet arrangements have not materially changed from December 30, 2007.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that relate to future events or our future financial performance.  We may also make written and oral forward-looking statements in our SEC filings and otherwise.  We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance.  Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.  Such factors include those described in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2007, as well as other risks and factors identified from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 30, 2007, details our disclosures about market risk.  As of March 30, 2008, there were no material changes in our market risk from December 30, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 30, 2008.  Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
December 31, 2007 – February 3, 2008	383	$17.33	—	$91,386,000
February 4, 2008 – March 2, 2008	—	—	—	$91,386,000
March 3, 2008 – March 30, 2008	—	—	—	$91,386,000
Total for the first quarter of 2008(2)	383	$17.33	—	$91,386,000

(1) On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million.  Except as otherwise noted, all purchases were made pursuant to the Company’s publicly announced share repurchase program.  As of May 2, 2008, we had authorization from the Board to repurchase an amount of up to approximately $91 million of our Class A Common Stock.  The Board has authorized us to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

(2) Consists of 383 shares in fiscal January withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company’s 1991 Executive Stock Incentive Plan.  The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 6. Exhibits

10.1

Agreement, dated as of March 17, 2008, among The New York Times Company and those affiliates of Harbinger Capital Partners party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 17, 2008, and incorporated by reference herein)

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d – 14(a) Certification

31.2	Rule 13a-14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: May 7, 2008	/s/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended March 30, 2008

Exhibit No.

10.1

Agreement, dated as of March 17, 2008, among The New York Times Company and those affiliates of Harbinger Capital Partners party thereto (filed as Exhibit 10.1 to the Company’s Form 8-K dated March 17, 2008, and incorporated by reference herein)

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d – 14(a) Certification

31.2	Rule 13a-14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002