Form 10-Q
period 2008-06-29
NEW YORK TIMES CO
filed 2008-08-06
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Large accelerated filer   ☒   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No   ☒.

Number of shares of each class of the registrant’s common stock outstanding as of August 1, 2008 (exclusive of treasury shares):

Class A Common Stock	142,955,214 shares
Class B Common Stock	825,634 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(13 weeks)		(26 weeks)
Revenues
Advertising	$454,377	$508,467	$912,716	$1,013,382
Circulation	224,168	218,664	450,797	441,118
Other	63,360	61,812	126,247	120,463
Total revenues	741,905	788,943	1,489,760	1,574,963

Operating costs
Production costs:
Raw materials	60,285	63,139	119,361	138,035
Wages and benefits	155,605	158,883	325,512	324,443
Other	108,509	103,900	220,090	208,469
Total production costs	324,399	325,922	664,963	670,947
Selling, general and administrative costs	344,609	344,481	685,463	686,542
Depreciation and amortization	32,642	46,645	74,573	91,082
Total operating costs	701,650	717,048	1,424,999	1,448,571

Impairment of assets	—	—	18,291	—
Net loss on sale of assets	—	68,156	—	68,156
Gain on sale of WQEW-AM	—	39,578	—	39,578
Operating profit	40,255	43,317	46,470	97,814

Net income from joint ventures	10,165	4,745	8,372	2,592
Interest expense, net	12,104	7,126	23,849	18,454
Income from continuing operations before income taxes and minority interest	38,316	40,936	30,993	81,952
Income tax expense	17,251	18,851	9,559	39,750
Minority interest in net income of subsidiaries	(213)	(24)	(317)	(15)
Income from continuing operations	20,852	22,061	21,117	42,187

Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	1,977	—	5,753
Gain/(loss) on sale, net of income taxes	289	94,330	(311)	94,330
Discontinued operations, net of income taxes	289	96,307	(311)	100,083
Net income	$21,141	$118,368	$20,806	$142,270

Average number of common shares outstanding
Basic	143,776	143,906	143,768	143,901
Diluted	144,037	144,114	144,051	144,114

Basic earnings per share:
Income from continuing operations	$0.15	$0.15	$0.15	$0.29
Discontinued operations, net of income taxes	—	0.67	—	0.70
Net income	$0.15	$0.82	$0.15	$0.99

Diluted earnings per share:
Income from continuing operations	$0.15	$0.15	$0.15	$0.29
Discontinued operations, net of income taxes	—	0.67	—	0.70
Net income	$0.15	$0.82	$0.15	$0.99

Dividends per share	$0.230	$0.230	$0.460	$0.405

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 29, 2008	December 30, 2007
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$41,699	$51,532
Accounts receivable-net	368,877	437,882
Inventories:
Newsprint and magazine paper	23,933	21,929
Other inventory	5,256	4,966
Total inventories	29,189	26,895

Deferred income taxes	80,617	92,335
Other current assets	61,997	55,801

Total current assets	582,379	664,445

Other Assets

Investments in joint ventures	142,630	137,831
Property, plant and equipment (less accumulated depreciation and amortization of $1,020,620 in 2008 and $1,138,837 in 2007)	1,450,298	1,468,013
Intangible assets acquired:
Goodwill	694,360	683,440
Other intangible assets acquired	123,950	128,461
Total intangible assets acquired	818,310	811,901

Deferred income taxes	97,970	112,379
Miscellaneous assets	266,703	278,523

TOTAL ASSETS	$3,358,290	$3,473,092

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 29, 2008	December 30, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$3,500	$111,741
Borrowings under revolving credit agreements	370,000	195,000
Accounts payable	197,736	202,923
Accrued payroll and other related liabilities	94,893	142,201
Accrued expenses	161,079	193,222
Unexpired subscriptions	81,861	81,110
Current portion of long-term debt and capital lease obligations	49,548	49,539

Total current liabilities	958,617	975,736

Other Liabilities

Long-term debt	672,338	672,005
Capital lease obligations	6,655	6,694
Pension benefits obligation	282,731	281,517
Postretirement benefits obligation	214,110	213,500
Other	309,318	339,533

Total other liabilities	1,485,152	1,513,249

Minority Interest	7,271	5,907

Stockholders’ Equity

Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2008 – 148,057,158; 2007 –148,057,158 (including treasury shares: 2008 – 5,102,842; 2007 – 5,154,989)	14,806	14,806
Class B – convertible – authorized and issued shares: 2008 – 825,634; 2007 – 825,634	83	83
Additional paid-in capital	20,560	9,869
Retained earnings	1,082,496	1,170,288
Common stock held in treasury, at cost	(160,411)	(161,395)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	24,385	19,660
Funded status of benefit plans	(74,669)	(75,111)
Total accumulated other comprehensive loss, net of income taxes	(50,284)	(55,451)

Total stockholders’ equity	907,250	978,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,358,290	$3,473,092

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 29, 2008	July 1, 2007
	(26 weeks)
OPERATING ACTIVITIES
Net cash provided by/(used in) operating activities	$99,959	$(11,745)

INVESTING ACTIVITIES
Capital expenditures	(103,917)	(225,652)
Proceeds from sale of the Broadcast Media Group	—	575,288
Proceeds from sale of WQEW-AM	—	40,000
Proceeds from sale of Edison, N.J., assets	—	90,819
Payment for purchase of Edison, N.J., printing facility	—	(139,961)
Acquisitions, net of cash acquired of $2,353 in 2008 and $1,190 in 2007	(5,197)	(27,632)
Other investing payments–net	(2,159)	(7,453)

Net cash (used in)/provided by investing activities	(111,273)	305,409

FINANCING ACTIVITIES
Commercial paper repayments-net	(108,241)	(184,525)
Borrowings under revolving credit agreements-net	175,000	—
Long-term obligations:
Reductions	(30)	(102,412)
Capital shares:
Issuances	—	529
Repurchases	(17)	(816)
Excess tax benefits from stock-based awards	—	43
Dividends paid to stockholders	(66,573)	(58,574)
Other financing proceeds–net	—	37,221

Net cash provided by/(used in) financing activities	139	(308,534)

Decrease in cash and cash equivalents	(11,175)	(14,870)

Effect of exchange rate changes on cash and cash equivalents	1,342	154

Cash and cash equivalents at the beginning of the year	51,532	72,360
Cash and cash equivalents at the end of the quarter	$41,699	$57,644

SUPPLEMENTAL DATA

Acquisitions

•                  In March 2008, the Company acquired certain assets of the Winter Haven News Chief for $2.5 million and purchased additional Class A units of BehNeem, LLC, increasing its total investment to $4.3 million for a 53% ownership interest.  In the first quarter of 2008, the Company also paid the remaining $0.5 million for UCompareHealthCare.com, which was acquired in March 2007, for a total of $2.3 million.

Other

•                  Financing activities – Other financing proceeds in 2007 include cash received from the Company’s real estate development partner for repayment of the Company’s loan receivable in connection with the construction of the Company’s new headquarters.

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                         GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 29, 2008, and December 30, 2007, and the results of operations and cash flows of the Company for the periods ended June 29, 2008, and July 1, 2007.  All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations.  The fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the six-month periods.

As of June 29, 2008, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, have not changed materially.

The Company adopted Emerging Issues Task Force (“EITF”) No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF 06-4”), on December 31, 2007 (the first day of the Company’s 2008 fiscal year).  EITF 06-4 was issued to clarify the accounting for the deferred compensation and postretirement aspects of endorsement split-dollar life insurance arrangements.  It required the Company to recognize a liability for future benefits in accordance with Statement of Financial Accounting Standards (“FAS”) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“FAS 106”).  Accordingly, the Company recorded a liability, which is included in “Other Liabilities – Other” in the Company’s Condensed Consolidated Balance Sheet, for its endorsement split-dollar life insurance arrangement of approximately $9 million through a cumulative-effect adjustment to retained earnings on December 31, 2007.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, Fair Value Measurements (“FAS 157”), which establishes a common definition for fair value in accordance with GAAP, and establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delayed the effective date of FAS 157 to fiscal years beginning after

November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The partial delay is intended to provide all relevant parties more time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157.

In accordance with FSP 157-2, the Company partially adopted FAS 157 in the first quarter of 2008.  Therefore, in 2008, the Company’s financial statements will reflect the requirements of FAS 157 for any financial assets and liabilities and for any nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis.  As of June 29, 2008, the Company does not have any material nonfinancial assets or liabilities for which the requirements under FAS 157 were not applied because of the partial delay under FSP 157-2.

As of June 29, 2008, the Company does not have any assets measured at fair value that fall within the scope of FAS 157 and FSP 157-2.  The Company does have a liability for a Company-sponsored deferred executive compensation plan (the “DEC plan”) that falls within the scope of FAS 157 and FSP 157-2, as of June 29, 2008.  The DEC plan enables certain eligible executives to defer a portion of their compensation on a pre-tax basis.  Employees’ contributions earn income based on the performance of investment funds they select.  The DEC plan liability is the amount due to the respective executives and is recorded at fair value on a recurring basis utilizing observable market data (Level 2 under FAS 157).  The fair value of the liability, which is included in “Other Liabilities – Other” in the Company’s Condensed Consolidated Balance Sheet, was approximately $129 million as of June 29, 2008.

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

NOTE 2.                         DISCONTINUED OPERATIONS

On May 7, 2007, the Company sold its Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million.  In 2007, the Company recognized a pre-tax gain on the sale of $190.0 million ($94.0 million after tax).  In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Broadcast Media Group’s results of operations and the gain on sale are presented as discontinued operations.  In 2008, the gain/(loss) on sale included post-closing adjustments. The results of operations presented as discontinued operations are summarized below.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues	$—	$13,798	$—	$46,702
Operating costs	—	10,451	—	36,854
Pre-tax income	—	3,347	—	9,848
Income tax expense	—	1,370	—	4,095
Income from discontinued operations, net of income taxes	—	1,977	—	5,753
Gain/(loss) on sale, net of income tax expense of $211 in the second quarter of 2008, income tax benefit of $228 in the first six months of 2008, and income tax expense of $96,911 in the second quarter and first six months of 2007	289	94,330	(311)	94,330
Discontinued operations, net of income taxes	$289	$96,307	$(311)	$100,083

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

The Company performs its annual impairment testing in the fourth quarter of its fiscal year.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 30, 2007	$313,459	$369,981	$683,440
Goodwill acquired during year	4,415	—	4,415
Goodwill adjusted during the year	—	(3)	(3)
Foreign currency translation adjustments	6,508	—	6,508
Balance as of June 29, 2008	$324,382	$369,978	$694,360

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

Based on preliminary valuations of the News Chief and BehNeem, the Company has allocated the excess of the respective purchase prices over the carrying value of the net assets acquired of $1.3 million to goodwill and $0.6 million to other intangible assets (primarily customer lists) for the News Chief, and $3.1 million to goodwill for BehNeem.

Other intangible assets acquired were as follows:

	June 29, 2008			December 30, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$222,763	$(201,825)	$20,938	$222,267	$(199,930)	$22,337
Other	67,620	(37,684)	29,936	67,254	(32,841)	34,413
Total	290,383	(239,509)	50,874	289,521	(232,771)	56,750
Unamortized other intangible assets:
Newspaper mastheads	58,994	—	58,994	57,638	—	57,638
Trade names	14,082	—	14,082	14,073	—	14,073
Total	73,076	—	73,076	71,711	—	71,711
Total other intangible assets acquired	$363,459	$(239,509)	$123,950	$361,232	$(232,771)	$128,461

As of June 29, 2008, the remaining weighted-average amortization period was seven years for customer lists and six years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was approximately $7 million in the first six months of 2008, and is expected to be approximately $12 million for the fiscal year 2008.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2009	$9,900
2010	9,400
2011	8,900
2012	6,700
2013	3,400

NOTE 4.                         DEBT OBLIGATIONS

The Company’s total debt, including commercial paper, borrowings under revolving credit agreements and capital lease obligations, was $1.1 billion as of June 29, 2008, and $1.0 billion as of December 30, 2007.

The Company’s $800.0 million revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011) are used for general corporate purposes and may be used to support its commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $800.0 million available under the two revolving credit agreements, the Company has issued letters of credit of approximately $30 million as of June 29, 2008.  The Company had $370.0 million outstanding under its revolving credit agreements, with a weighted-average interest rate of 2.9%, as of June 29, 2008.  As of December 30, 2007, the Company had $195.0 million outstanding under its revolving credit agreements, with a weighted-average interest rate of 5.3%.  Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity (as defined in the agreements).  As of June 29, 2008, the amount of stockholders’ equity in excess of the required levels was approximately $556 million.

The Company’s $725.0 million commercial paper program is supported by the revolving credit agreements.  Commercial paper issued by the Company is unsecured and can have maturities of up to 270 days, but generally matures within 90 days.  The Company had $3.5 million in commercial paper outstanding as of June 29, 2008, with an annual weighted-average interest rate of 3.5% and an average of three days to maturity from original issuance.  The Company had $111.7 million outstanding as of December 30, 2007, with an annual weighted-average interest rate of 5.5% and an average of 10 days to maturity from original issuance.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Interest expense	$12,568	$14,005	$25,409	$32,309
Capitalized interest	(406)	(6,201)	(1,462)	(12,123)
Interest income	(58)	(678)	(98)	(1,732)
Interest expense, net	$12,104	$7,126	$23,849	$18,454

NOTE 5.                         INCOME TAXES

The Company’s effective income tax rate was 45.0% in the second quarter and 30.8% in the first six months of 2008 compared with 46.0% in the second quarter and 48.5% in the first six months of 2007.

In the first quarter of 2008, the Company recognized a $4.6 million adjustment to reduce the Company’s reserve for uncertain tax positions.  This adjustment reduced the effective income tax rate for the first six months of 2008.  In 2007, the effective income tax rates were affected by the asset sales in the second quarter of 2007 (see Notes 2 and 8) and an unfavorable tax adjustment of $4.5 million for a change in New York State tax law (effective January 1, 2007) that required a revaluation of existing deferred tax balances in the first quarter of 2007.

NOTE 6.                         COMMON STOCK

On June 19, 2008, the Board declared a dividend of $.23 per share on the Company’s Class A and B Common Stock.  The dividend is payable on September 15, 2008, to shareholders of record on September 2, 2008.  The estimated dividend payable of approximately $33 million is included in “Accounts payable” in the Company’s Condensed Consolidated Balance Sheet as of June 29, 2008.

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

The components of net periodic pension cost of all Company-sponsored pension plans were as follows:

	For the Quarters Ended
	June 29, 2008			July 1, 2007
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$10,110	$710	$10,820	$10,899	$519	$11,418
Interest cost	25,078	3,463	28,541	23,515	3,574	27,089
Expected return on plan assets	(31,915)	—	(31,915)	(30,712)	—	(30,712)
Amortization of prior service cost	362	17	379	363	18	381
Recognized actuarial loss	729	1,238	1,967	1,070	1,983	3,053
Effect of curtailment	—	—	—	15	—	15
Special termination benefits	—	—	—	—	908	908
Net periodic pension cost	$4,364	$5,428	$9,792	$5,150	$7,002	$12,152

	For the Six Months Ended
	June 29, 2008			July 1, 2007
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$20,220	$1,420	$21,640	$22,807	$1,038	$23,845
Interest cost	50,156	6,926	57,082	47,001	7,148	54,149
Expected return on plan assets	(63,830)	—	(63,830)	(60,671)	—	(60,671)
Amortization of prior service cost	724	34	758	722	35	757
Recognized actuarial loss	1,458	2,476	3,934	3,144	3,965	7,109
Effect of curtailment	—	—	—	15	—	15
Special termination benefits	—	—	—	—	908	908
Net periodic pension cost	$8,728	$10,856	$19,584	$13,018	$13,094	$26,112

Although the Company does not have any quarterly funding requirements in 2008 (under the Employee Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), the Company will make contractual funding contributions of approximately $18 million (approximately $6 million was made in the first six months of 2008) for The New York Times Newspaper Guild pension plan.  The Company does not expect to make additional contributions to its other pension plans in 2008.

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

In accordance with FAS 106, the Company accrues the costs of postretirement benefits during the employees’ active years of service.

The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Service cost	$881	$1,853	$1,762	$4,044
Interest cost	3,514	3,547	7,028	7,498
Amortization of prior service credit	(2,908)	(1,892)	(5,816)	(3,966)
Recognized actuarial loss	1,041	674	2,082	1,569
Effect of curtailment	—	(4,717)	—	(4,717)
Special termination benefits	—	703	—	703
Net periodic postretirement cost	$2,528	$168	$5,056	$5,131

NOTE 8.                         OTHER

Severance Charges

The Company recognized severance charges of $27.6 million in the second quarter of 2008 and $38.8 million in the first six months of 2008.  In the second quarter and first six months of 2007, the Company recognized severance charges of $5.0 million and $12.8 million, respectively.  Most of the charges in these periods were recognized at the News Media Group.  These charges are primarily recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Operations.  As of June 29, 2008, the Company had a severance liability of approximately $25 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

Impairment of Assets

In the first quarter of 2008, the Company recorded a non-cash charge of $18.3 million for the write-down of assets for a systems project at the News Media Group.  The Company reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

Plant Consolidation

In 2006, the Company announced plans to consolidate the printing operations of a facility it leased in Edison, N.J., into its newest facility in College Point, N.Y.  As part of the consolidation, the Company purchased the Edison facility and then sold it, with two adjacent properties it already owned, to a third party.  The purchase and sale of the Edison facility closed in the second quarter of 2007, relieving the Company of rental terms that were above market as well as certain restoration obligations under the original lease.  As a result of the sale, the Company recognized a pre-tax loss of $68.2 million ($41.3 million after tax) in the second quarter of 2007.

The Edison facility was closed in March 2008.  The costs to close the Edison facility are estimated to be $90 to $94 million, principally consisting of accelerated depreciation charges ($68.5 million), severance costs ($16 to $20 million) and plant restoration costs ($5.3 million).   The majority of these costs, approximately $87 million (approximately $7 million in the first six months of 2008), have been recognized as of June 29, 2008.

Sale of WQEW-AM

On April 26, 2007, the Company sold WQEW-AM to Radio Disney, LLC (which had been providing substantially all of WQEW-AM programming through a time brokerage agreement) for $40 million.  The Company recognized a pre-tax gain of $39.6 million ($21.2 million after-tax) in the second quarter of 2007.

NOTE 9.                         EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands, except per share data)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Basic earnings per share computation:
Numerator
Income from continuing operations	$20,852	$22,061	$21,117	$42,187
Discontinued operations, net of income taxes – Broadcast Media Group	289	96,307	(311)	100,083
Net income	$21,141	$118,368	$20,806	$142,270
Denominator
Average number of common shares outstanding	143,776	143,906	143,768	143,901
Income from continuing operations	$0.15	$0.15	$0.15	$0.29
Discontinued operations, net of income taxes – Broadcast Media Group	—	0.67	—	0.70
Basic earnings per share	$0.15	$0.82	$0.15	$0.99
Diluted earnings per share computation:
Numerator
Income from continuing operations	$20,852	$22,061	$21,117	$42,187
Discontinued operations, net of income taxes – Broadcast Media Group	289	96,307	(311)	100,083
Net income	$21,141	$118,368	$20,806	$142,270
Denominator
Average number of common shares outstanding	143,776	143,906	143,768	143,901
Incremental shares for assumed exercise of securities	261	208	283	213
Total shares	144,037	144,114	144,051	144,114
Income from continuing operations	$0.15	$0.15	$0.15	$0.29
Discontinued operations, net of income taxes – Broadcast Media Group	—	0.67	—	0.70
Diluted earnings per share	$0.15	$0.82	$0.15	$0.99

The difference between basic and diluted shares is generally due to the assumed exercise of stock options and the assumed vesting of restricted stock units included in the diluted earnings per share computation.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from the computation of diluted earnings per share.  Approximately 32 million stock options and approximately 31 million stock options with exercise prices ranging from $19.88 to $48.54 were excluded from the computation in the second quarter and first six months of 2008.  Approximately 32 million stock options with exercise prices ranging from $23.83 to $48.54 were excluded from the computation in the second quarter and first six months of 2007.

NOTE 10.                  COMPREHENSIVE INCOME

Comprehensive income was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income	$21,141	$118,368	$20,806	$142,270
Foreign currency translation adjustments	206	2,719	8,667	3,602
Adjustments to pension and postretirement benefits obligations	—	56,711	—	56,711
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	479	(2,486)	958	767
Income tax charge	(279)	(34,493)	(4,456)	(39,143)
Comprehensive income	$21,547	$140,819	$25,975	$164,207

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $48 million as of June 29, 2008, and approximately $53 million as of December 30, 2007.

NOTE 11.                  SEGMENT INFORMATION

The Company’s reportable segments consist of the News Media Group and the About Group.  These segments are evaluated regularly by management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), NYTimes.com, the IHT and WQXR-FM; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers, other print publications and their related digital operations); and

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com).

The Broadcast Media Group, which was sold on May 7, 2007, is classified as a discontinued operation and is no longer included as a reportable segment (see Note 2).

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

REVENUES
News Media Group	$713,293	$764,238	$1,432,978	$1,527,715
About Group	28,612	24,705	56,782	47,248
Total	$741,905	$788,943	$1,489,760	$1,574,963

OPERATING PROFIT (LOSS)
News Media Group (1)	$44,472	$46,653	$57,757	$106,282
About Group	9,116	8,511	18,637	16,841
Corporate	(13,333)	(11,847)	(29,924)	(25,309)
Total	$40,255	$43,317	$46,470	$97,814
Net income from joint ventures	10,165	4,745	8,372	2,592
Interest expense, net	12,104	7,126	23,849	18,454
Income from continuing operations before income taxes and minority interest	38,316	40,936	30,993	81,952
Income tax expense	17,251	18,851	9,559	39,750
Minority interest in net income of subsidiaries	(213)	(24)	(317)	(15)
Income from continuing operations	20,852	22,061	21,117	42,187
Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	1,977	—	5,753
Gain/(loss) on sale, net of income taxes	289	94,330	(311)	94,330
Discontinued operations, net of income taxes	289	96,307	(311)	100,083
Net income	$21,141	$118,368	$20,806	$142,270

(1)                               In the first quarter of 2008, a non-cash charge of $18.3 million was recorded for the write-down of assets for a systems project at the News Media Group.  Operating profit for the second quarter and first six months of 2007 included a $68.2 million net loss from the sale of assets and $39.6 million gain from the sale of WQEW-AM.

NOTE 12.                  CONTINGENT LIABILITIES

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe, and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition.  The guarantees are for payments under a credit facility and property and equipment leases, and for certain debt and costs related to any default.  The total amount of the guarantees was approximately $26 million as of June 29, 2008.  In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of June 29, 2008 and December 30, 2007.

Other

The Company also has letters of credit of approximately $30 million as of June 29, 2008, which are primarily to satisfy requirements by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability (approximately $52 million) is included in the Company’s Condensed Consolidated Balance Sheet as of June 29, 2008.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading media and news organization serving our audiences through print, online, mobile and radio technology.  Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune and WQXR-FM; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers, other print publications and their related digital operations).  The News Media Group generates revenues principally from print, online and radio advertising and through circulation.  Other revenues, which make up the remainder of revenues, primarily consist of revenues from wholesale delivery operations, news services/syndication, commercial printing, digital archives, direct mail advertising services and rental income.  The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Calorie-Count.com).  The About Group principally generates revenues from cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising that is relevant to its adjacent content, and e-commerce (including sales lead generation).  Almost all of its revenues (93% in the first six months of 2008) are derived from the sale of advertisements (cost-per-click and display advertising).  Cost-per-click advertising accounts for 57% of the About Group’s total advertising revenues.  The About Group’s main operating costs are employee-related costs and content and hosting costs.

Joint Ventures  Our investments accounted for under the equity method are as follows:

•                  a 49% interest in Metro Boston LLC, which publishes a free daily newspaper in the Greater Boston area,

•                  a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.,

•                  a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine,

•                  a 25% interest (acquired in 2008 for a nominal amount) in quadrantONE LLC, a consortium online advertising network that sells bundled premium, targeted display advertising from local newspaper Web sites and other affiliates, and

•                  an approximately 17.5% interest in New England Sports Ventures, which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of the New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team.

RECENT DEVELOPMENTS

Severance Charges

We recognized severance charges of $27.6 million in the second quarter of 2008 and $38.8 million in the first six months of 2008.  In the second quarter and first six months of 2007, we recognized severance charges of $5.0 million and $12.8 million, respectively.  Most of the charges in these periods were recognized at the News Media Group.  These charges are primarily recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.

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

Plant Consolidation

In 2006, we announced plans to consolidate the printing operations of a facility we leased in Edison, N.J., into our newest facility in College Point, N.Y.  As part of the consolidation, we purchased the Edison facility and then sold it, with two adjacent properties we already owned, to a third party.  The purchase and sale of the Edison facility closed in the second quarter of 2007, relieving us of rental terms that were above market as well as certain restoration obligations under the original lease.  As a result of the sale, we recognized a pre-tax loss of $68.2 million ($41.3 million after tax) in the second quarter of 2007.

The Edison facility was closed in March 2008. The costs to close the Edison facility are estimated to be $90 to $94 million, principally consisting of accelerated depreciation charges ($68.5 million), severance costs ($16 to $20 million) and plant restoration costs ($5.3 million). The majority of these costs, approximately $87 million (approximately $7 million in the first six months of 2008), have been recognized as of June 29, 2008.

2008 EXPECTATIONS

Expectations regarding key financial measures for 2008 are in the table below.

Item	2008 Expectations
Depreciation & amortization	$145 to $155 million(1)
Income from joint ventures	$20 to $25 million
Interest expense	$49 to $53 million
Income tax rate	40% to 43%(2)
Capital expenditures	$150 to $165 million(3)
Severance charges	$40 to $50 million

(1)               Includes approximately $5 million of accelerated depreciation expense in the first quarter of 2008 associated with the New York area plant consolidation project.  Depreciation for our new headquarters building is expected to be approximately $7 million per quarter.

(2)               There are many factors that can result in significant volatility quarter to quarter.

(3)               Includes approximately $35 million for the consolidation of our New York area plants and about $22 million for our new headquarters.

In addition, we believe that we can achieve a reduction in costs from our year-end 2007 cash cost base of a total of more than $230 million in 2008 and 2009, excluding the effects of inflation, severance costs and one-time costs.  More than $130 million of these savings are expected in 2008.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change

Revenues
Advertising	$454,377	$508,467	(10.6)	$912,716	$1,013,382	(9.9)
Circulation	224,168	218,664	2.5	450,797	441,118	2.2
Other	63,360	61,812	2.5	126,247	120,463	4.8
Total revenues	741,905	788,943	(6.0)	1,489,760	1,574,963	(5.4)
Operating costs
Production costs:
Raw materials	60,285	63,139	(4.5)	119,361	138,035	(13.5)
Wages and benefits	155,605	158,883	(2.1)	325,512	324,443	0.3
Other	108,509	103,900	4.4	220,090	208,469	5.6
Total production costs	324,399	325,922	(0.5)	664,963	670,947	(0.9)
Selling, general and administrative costs	344,609	344,481	0.0	685,463	686,542	(0.2)
Depreciation and amortization	32,642	46,645	(30.0)	74,573	91,082	(18.1)
Total operating costs	701,650	717,048	(2.1)	1,424,999	1,448,571	(1.6)
Impairment of assets	—	—	N/A	18,291	—	N/A
Net loss on sale of assets	—	68,156	N/A	—	68,156	N/A
Gain on sale of WQEW-AM	—	39,578	N/A	—	39,578	N/A
Operating profit	40,255	43,317	(7.1)	46,470	97,814	(52.5)
Net income from joint ventures	10,165	4,745	*	8,372	2,592	*
Interest expense, net	12,104	7,126	69.9	23,849	18,454	29.2
Income from continuing operations before income taxes and minority interest	38,316	40,936	(6.4)	30,993	81,952	(62.2)
Income tax expense	17,251	18,851	(8.5)	9,559	39,750	(76.0)
Minority interest in net income of subsidiaries	(213)	(24)	*	(317)	(15)	*
Income from continuing operations	20,852	22,061	(5.5)	21,117	42,187	(49.9)
Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	1,977	N/A	—	5,753	N/A
Gain/(loss) on sale, net of income taxes	289	94,330	(99.7)	(311)	94,330	*
Discontinued operations, net of income taxes – Broadcast Media Group	289	96,307	(99.7)	(311)	100,083	*
Net income	$21,141	$118,368	(82.1)	$20,806	$142,270	(85.4)

* Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change
Revenues:
News Media Group	$713,293	$764,238	(6.7)	$1,432,978	$1,527,715	(6.2)
About Group	28,612	24,705	15.8	56,782	47,248	20.2
Total revenues	$741,905	$788,943	(6.0)	$1,489,760	$1,574,963	(5.4)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change
The New York Times Media Group
Advertising	$270,906	$299,394	(9.5)	$547,606	$596,540	(8.2)
Circulation	165,088	157,888	4.6	330,873	318,550	3.9
Other	43,506	44,143	(1.4)	86,787	86,219	0.7
Total	$479,500	$501,425	(4.4)	$965,266	$1,001,309	(3.6)

New England Media Group
Advertising	$85,153	$100,334	(15.1)	$166,531	$197,576	(15.7)
Circulation	37,588	39,297	(4.3)	75,263	77,782	(3.2)
Other	12,752	10,657	19.7	25,346	20,050	26.4
Total	$135,493	$150,288	(9.8)	$267,140	$295,408	(9.6)

Regional Media Group
Advertising	$71,584	$85,205	(16.0)	$145,665	$174,411	(16.5)
Circulation	21,492	21,479	0.1	44,661	44,786	(0.3)
Other	5,224	5,841	(10.6)	10,246	11,801	(13.2)
Total	$98,300	$112,525	(12.6)	$200,572	$230,998	(13.2)

Total News Media Group
Advertising	$427,643	$484,933	(11.8)	$859,802	$968,527	(11.2)
Circulation	224,168	218,664	2.5	450,797	441,118	2.2
Other	61,482	60,641	1.4	122,379	118,070	3.6
Total	$713,293	$764,238	(6.7)	$1,432,978	$1,527,715	(6.2)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements.  Total News Media Group advertising revenues decreased in the second quarter and first six months of 2008 primarily due to lower print volume.  Print advertising revenues declined 15.1% and 13.9% in the second quarter and first six months of 2008, respectively, while online advertising revenues increased 20.8% and 16.8% in the same periods.  Difficult national and local economic conditions and a secular shift of print advertising to online alternatives have continued to negatively affect national, classified and retail advertising at the News Media Group.

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change

National	$211,368	$224,244	(5.7)	$427,809	$449,146	(4.8)
Retail	99,254	109,640	(9.5)	194,681	216,989	(10.3)
Classified	101,633	134,471	(24.4)	206,952	270,578	(23.5)
Other	15,388	16,578	(7.2)	30,360	31,814	(4.6)
Total	$427,643	$484,933	(11.8)	$859,802	$968,527	(11.2)

The New York Times Media Group

The New York Times Media Group’s advertising revenues in the first six months of 2008 consisted of approximately 68% from the national category, 18% from the classified category, 12% from the retail category and 2% from other advertising categories.  Total advertising revenues declined in the second quarter and first six months of 2008 primarily due to lower print advertising, particularly in the classified category, offset in part by higher online revenues.

National advertising decreased in the second quarter and first six months of 2008 compared with the same periods in 2007 mainly because of lower print advertising offset in part by higher online revenues.  National print advertising has been negatively affected by the slowdown in the economy.  Online national advertising continues to grow as a result of secular shifts to online alternatives.

Classified advertising decreased in the second quarter and first six months of 2008 compared with the same periods in 2007 due to declines in all three print categories (real estate, help-wanted and automotive).  Real estate print advertising continued to experience declines driven by the slowdown in the local and national housing markets, which also negatively affected help-wanted advertising.  Weakening economic conditions also contributed to the declines in help-wanted advertising.  In addition, print classified advertising was negatively affected by secular shifts to online alternatives.

Retail advertising also had declines in the second quarter and first six months of 2008 compared with the same periods in 2007 because of lower volume in various print advertising categories, which was partially offset by growth in online advertising for the first six months of 2008.  Shifts in marketing strategies and budgets of major advertisers have negatively affected retail advertising.

New England Media Group

The New England Media Group’s advertising revenues in the first six months of 2008 consisted of approximately 34% from the classified category, 30% from the retail category, 29% from the national category and 7% from other advertising categories.  Total advertising revenues declined in the second quarter and first six months of 2008 primarily due to lower print advertising.

Classified advertising declined in all print categories (help-wanted, real estate and automotive) in the second quarter and first six months of 2008 compared with the same periods in 2007. The majority of the decline was in the help-wanted category due to softness in the job market and the continued slowdown in the local and national housing markets, which also negatively affected real estate advertising.  In addition, secular shifts to online advertising contributed to the print advertising declines.

Retail and national advertising declined in the second quarter and first six months of 2008 compared with the same periods in 2007 mainly due to lower volume in various print advertising categories, which was partially offset by growth in online advertising.  The difficult economy and challenging market conditions in Boston and the greater New England area were major factors contributing to these declines.

Regional Media Group

The Regional Media Group’s advertising revenues in the first six months of 2008 consisted of approximately 54% from the retail category, 36% from the classified category and 10% from the national and other advertising categories.

Total advertising revenues declined in the second quarter and first six months of 2008 due to declines in all print categories, primarily in the classified areas, which was mainly driven by the downturn in the Florida and California housing markets.  About two-thirds of advertising revenues of the Regional Media Group came from newspapers in Florida and California.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the subscription and newsstand rates charged to customers.  Our newspapers have been executing a circulation strategy that rebalances the copy mix away from less profitable circulation.  As we execute this shift, we are seeing circulation declines but have realized, and believe we will continue to realize, significant benefits in reduced costs and improved circulation profitability.

Circulation revenues in the second quarter and first six months of 2008 increased 2.5% and 2.2%, respectively, compared with the same periods in 2007 mainly because of higher home-delivery and newsstand prices, offset in part by volume declines across the News Media Group.  The Times increased home-delivery and newsstand prices in July 2007.  In July 2008, it increased home-delivery prices an average of 4.5%, and on August 18, it plans to increase the newsstand price of the Monday through Saturday edition from $1.25 to $1.50. The Globe increased its newsstand price in the metropolitan Boston area from 50 to 75 cents in February 2008.

Other Revenues

Other revenues increased in the second quarter and first six months of 2008 primarily because of revenues from rental income from the lease of five floors in our new headquarters, and increased commercial printing.  The increases were partially offset by the elimination of subscription revenues for TimesSelect, an online product offering that was discontinued in September 2007.

About Group

About Group revenues increased 15.8% to $28.6 million in the second quarter of 2008 from $24.7 million in the second quarter of 2007 and 20.2% to $56.8 million in the first six months of 2008 compared with $47.2 million in the same period last year, primarily due to higher advertising rates and increased volume in cost-per-click advertising, as well as revenues associated with the acquisition of ConsumerSearch, Inc., a leading online aggregator and publisher of consumer product reviews acquired in May 2007.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change
Operating costs
Production costs:
Raw materials	$60,285	$63,139	(4.5)	$119,361	$138,035	(13.5)
Wages and benefits	155,605	158,883	(2.1)	325,512	324,443	0.3
Other	108,509	103,900	4.4	220,090	208,469	5.6
Total production costs	324,399	325,922	(0.5)	664,963	670,947	(0.9)
Selling, general and administrative costs	344,609	344,481	0.0	685,463	686,542	(0.2)
Depreciation and amortization	32,642	46,645	(30.0)	74,573	91,082	(18.1)
Total operating costs	$701,650	$717,048	(2.1)	$1,424,999	$1,448,571	(1.6)

Production Costs

Total production costs decreased 0.5% ($1.5 million) in the second quarter of 2008 compared with the second quarter of 2007.  We had lower raw materials expense ($2.9 million), driven by a decrease in newsprint expense partially offset by an unfavorable LIFO inventory adjustment due to higher paper prices, and lower compensation-related costs ($2.9 million) resulting from a reduced workforce and a decrease in incentive compensation.  These decreases were partially offset by higher outside printing and distribution costs ($2.2 million), mainly as a result of the addition of three new print sites under contract, and increased content costs ($1.1 million), primarily at the About Group.

Newsprint expense declined 10.1%, with 16.8% from lower consumption, offset in part by 6.7% in higher prices.  Newsprint prices, which had generally declined in late 2006 and most of 2007, began to increase in the fourth quarter of 2007, and have continued to increase in 2008.  Newsprint suppliers have announced further price increases expected to take effect in the third quarter of 2008.

Total production costs decreased 0.9% ($6.0 million) in the first six months of 2008 compared with the same period in 2007.  We had lower raw materials expense ($18.7 million), primarily driven by a decrease in newsprint expense partially offset by an unfavorable LIFO inventory adjustment due to higher paper prices.  This decrease was partially offset by higher rent expense ($3.3 million), higher content costs ($2.4 million), primarily at the About Group, and higher professional fees ($2.2 million).  Newsprint expense declined 17.1%, primarily from lower consumption.  Rent expense was primarily associated with our lease of the Edison, N.J., facility until operations ceased.

Selling, General and Administrative Costs

Total selling, general and administrative costs were flat in the second quarter of 2008 as increased severance costs ($22.6 million) were primarily offset by decreases in compensation-related costs ($12.8 million), mainly due to lower incentive compensation and a reduced workforce, and costs related to the move into our new headquarters in the second quarter of 2007 ($5.7 million).

Total selling, general and administrative costs decreased 0.2% ($1.1 million) in the first six months of 2008 primarily because of lower compensation-related costs ($16.3 million), mainly due to a reduced workforce and lower incentive compensation, lower promotion costs ($6.1 million), which resulted from our circulation strategy to rebalance the copy mix away from less profitable circulation, costs in the second quarter of 2007 related to the move into our new headquarters ($5.7 million), and lower benefits expense ($4.7 million).  These decreases were primarily offset by increased severance costs ($25.7 million) and stock-based compensation expense ($5.1 million).

Stock-based compensation expense increased primarily because of a shift in the timing of our annual equity awards.  Historically equity awards were made in December of each year.  In early 2007, the Board of Directors elected to make annual equity awards in February of each year, beginning in February 2008, to better enable it to evaluate performance during the most recently completed fiscal year.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change
Depreciation and amortization:
News Media Group	$27,503	$41,439	(33.6)	$64,423	$81,162	(20.6)
About Group	3,369	3,418	(1.4)	6,402	6,551	(2.3)
Corporate	1,770	1,788	(1.0)	3,748	3,369	11.2
Total depreciation and amortization	$32,642	$46,645	(30.0)	$74,573	$91,082	(18.1)

In the second quarter and first six months of 2008, the News Media Group’s depreciation and amortization declined primarily because there was no accelerated depreciation expense in the second quarter of 2008 for assets at the Edison, N.J., printing facility, which we closed in March 2008, compared with $13.1 million of accelerated depreciation expense in the second quarter of 2007.

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change
Operating costs:
News Media Group	$668,821	$689,007	(2.9)	$1,356,930	$1,392,855	(2.6)
About Group	19,496	16,194	20.4	38,145	30,407	25.4
Corporate	13,333	11,847	12.5	29,924	25,309	18.2
Total operating costs	$701,650	$717,048	(2.1)	$1,424,999	$1,448,571	(1.6)

News Media Group

In the second quarter of 2008, operating costs for the News Media Group decreased 2.9% ($20.2 million), mainly due to reduced depreciation and amortization expense ($13.9 million), lower compensation-related costs ($13.5 million), costs in the second quarter of 2007 related to the move into our new headquarters ($5.7 million), lower promotion costs ($5.3 million) and lower raw materials expense ($2.9 million).  This decline was partially offset by higher severance costs ($22.3 million).

In the first six months of 2008, operating costs decreased 2.6% ($35.9 million), mainly due to lower raw materials expense ($18.7 million), compensation-related costs ($16.9 million), depreciation and amortization expense ($16.7 million), and promotion costs ($7.5 million), which were partially offset by higher severance costs ($25.0 million).

About Group

Operating costs for the About Group increased 20.4% ($3.3 million) in the second quarter primarily because of investments in new revenue initiatives that resulted in higher marketing costs ($1.2 million), content costs ($0.7 million) and compensation-related costs ($0.3 million).  In the first six months of 2008, operating costs increased 25.4% ($7.7 million) primarily because of higher content costs ($2.2 million), marketing costs ($1.9 million) and compensation-related costs ($1.5 million). These increases were mainly due to investments in new revenue initiatives.  In addition, operating costs reflect costs from ConsumerSearch, Inc., which was acquired in May 2007, for the entire quarter and first six months of 2008 and only from the date of acquisition in 2007.

Corporate

Operating costs for Corporate increased 12.5% ($1.5 million) in the second quarter of 2008 compared with the same period last year due to higher insurance costs partially offset by lower incentive compensation.  In the first six months of 2008, operating costs increased 18.2% ($4.6 million) primarily because of increased stock-based compensation expense due to the change in timing of our annual equity awards.

Sale of WQEW-AM

On April 26, 2007, we sold WQEW-AM to Radio Disney, LLC (which had been providing substantially all of WQEW-AM programming through a time brokerage agreement) for $40 million.  We recognized a pre-tax gain of $39.6 million ($21.2 million after-tax) in the second quarter of 2007.

Operating Profit

Consolidated operating profit, by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change
Operating profit (loss):
News Media Group	$44,472	$46,653	(4.7)	$57,757	$106,282	(45.7)
About Group	9,116	8,511	7.1	18,637	16,841	10.7
Corporate	(13,333)	(11,847)	12.5	(29,924)	(25,309)	18.2
Total operating profit	$40,255	$43,317	(7.1)	$46,470	$97,814	(52.5)

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit/ (loss) are previously discussed under “Revenues,” “Operating Costs,” “Recent Developments – Impairment of Assets” and “–Plant Consolidation” and “Sale of WQEW-AM.”

Non-Operating Items

Joint Ventures

Net income from joint ventures totaled $10.2 million in the second quarter of 2008 compared with $4.7 million in the second quarter of 2007, and $8.4 million in the first six months of 2008 compared with $2.6 million in the first six months of 2007.  Higher earnings resulted from stronger performance at New England Sports Ventures, LLC, which owns the Boston Red Sox, and at a paper mill in which we own a minority interest.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Interest expense	$12,568	$14,005	$25,409	$32,309
Capitalized interest	(406)	(6,201)	(1,462)	(12,123)
Interest income	(58)	(678)	(98)	(1,732)
Interest expense, net	$12,104	$7,126	$23,849	$18,454

We had higher capitalized interest in 2007 primarily due to the construction of our new headquarters, which we began to occupy in the second quarter of 2007.  Interest expense was lower in the second quarter and first six months of 2008 compared with the comparable 2007 periods primarily due to lower average interest rates.

Income Taxes

Our effective income tax rate was 45.0% in the second quarter and 30.8% in the first six months of 2008 compared with 46.0% in the second quarter and 48.5% in the first six months of 2007.

In the first quarter of 2008, we recognized a $4.6 million adjustment to reduce our reserve for uncertain tax positions.  This adjustment reduced the effective income tax rate for the first six months of 2008.  In 2007, the effective income tax rates were affected by the asset sales in the second quarter of 2007 (see Notes 2 and 8 of the Notes to the Condensed Consolidated Financial Statements) and an unfavorable tax adjustment of $4.5 million for a change in New York State tax law (effective January 1, 2007) that required a revaluation of existing deferred tax balances in the first quarter of 2007.

Discontinued Operations

On May 7, 2007, we sold the Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million.  In 2007, we recognized a pre-tax gain on the sale of $190.0 million ($94.0 million after tax).  In 2008, the gain/(loss) on sale included post-closing adjustments.  The results of operations presented as discontinued operations are summarized below.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues	$—	$13,798	$—	$46,702
Operating costs	—	10,451	—	36,854
Pre-tax income	—	3,347	—	9,848
Income tax expense	—	1,370	—	4,095
Income from discontinued operations, net of income taxes	—	1,977	—	5,753
Gain/(loss) on sale, net of income tax expense of $211 in the second quarter of 2008, income tax benefit of $228 in the first six months of 2008, and income tax expense of $96,911 in the second quarter and first six months of 2007	289	94,330	(311)	94,330
Discontinued operations, net of income taxes	$289	$96,307	$(311)	$100,083

LIQUIDITY AND CAPITAL RESOURCES

We expect our cash balance, cash provided from operations and available third-party financing, described below, to be sufficient to meet our normal operating commitments and debt service requirements, to fund planned capital expenditures, to pay dividends to our stockholders and to make any required contributions to our pension plans.

On June 19, 2008, the Board declared a dividend of $.23 per share on our Class A and B Common Stock.  The dividend is payable on September 15, 2008, to shareholders of record on September 2, 2008.

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions and these repurchases may be suspended from time to time or discontinued.  During the first six months of 2008, we did not repurchase any shares of Class A Common Stock pursuant to our stock repurchase program.  As of June 29, 2008, approximately $91 million remained from our current share repurchase authorization.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

	For the Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007
Operating Activities	$99,959	$(11,745)
Investing Activities	$(111,273)	$305,409
Financing Activities	$139	$(308,534)

Operating Activities

The primary source of our liquidity is cash flows from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers.  Advertising has provided approximately 65% of total revenues over the past three years.  Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as wholesale delivery operations, news services/syndication, commercial printing, digital archives, direct mail advertising services and rental income.  Operating cash outflows include payments to employees, payments to vendors for raw materials, services and supplies, and payments of interest and income taxes.

In the first six months of 2008, net cash provided by operating activities increased approximately $112 million compared to the same period in 2007 mainly due to higher working capital requirements in 2007 primarily driven by income taxes paid on the gains on the sales of the Broadcast Media Group and WQEW-AM in the first six months of 2007.

Investing Activities

Cash from investing activities generally include proceeds from the sale of assets or a business.  Cash used in investing activities generally includes payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

In the first six months of 2008, net cash used in investing activities of $111.3 million was primarily due to capital expenditures related to the consolidation of printing operations into our facility in College Point, N.Y., and for construction of our new headquarters.  In the first six months of 2007, net cash provided by investing activities of $305.4 million included proceeds (approximately $706 million) from the sales of the Broadcast Media Group, WQEW-AM and Edison, N.J., assets, partially offset by payments (approximately $366 million) for capital expenditures, primarily related to the construction of our new headquarters, and for the acquisition of the Edison, N.J., printing facility.

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

In the first six months of 2008, cash borrowings under our revolving credit agreements (approximately $175 million) were entirely offset by repayments of commercial paper (approximately $108 million) and dividend payments (approximately $67 million).  In the first six months of 2007, net cash used in financing activities of $308.5 million mainly related to repayments of commercial paper and medium-term notes (approximately $287 million) and dividend payments (approximately $59 million).

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

Our total debt, including commercial paper, borrowings under revolving credit agreements and capital lease obligations, was $1.1 billion as of June 29, 2008, and $1.0 billion as of December 30, 2007.

In April 2008, Moody’s Investors Service downgraded our senior unsecured debt rating to Baa3 from Baa1 and our commercial paper rating to Prime-3 from Prime-2, and in July 2008, it affirmed these ratings but changed its rating outlook to negative from stable, citing concerns of continued advertising revenue declines.  In April 2008, Standard and Poor’s lowered its investment rating on our long-term debt to BBB- from BBB and affirmed our A-3 commercial paper rating, and in July 2008, it put our ratings on credit watch with negative implications, citing accelerated revenue declines.  We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect these downgrades or future downgrades, if any, of our long-term and short-term debt ratings to have any material impact on our ability to borrow.  However, we expect to incur higher borrowing costs in respect of future long-term and short-term issuances.

Revolving Credit Agreements

Our $800.0 million revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011) are used for general corporate purposes and may be used to support our commercial paper program.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Of the total $800.0 million available under the two revolving credit agreements, we have issued letters of credit of approximately $30 million as of June 29, 2008.  We had $370.0 million outstanding under our revolving credit agreements, with a weighted-average interest rate of 2.9%, as of June 29, 2008.  As of December 30, 2007, we had $195.0 million outstanding under our revolving credit agreements, with a weighted-average interest rate of 5.3%.  Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity (as defined in the agreements).  As of June 29, 2008, the amount of stockholders’ equity in excess of the required levels was approximately $556 million.

Commercial Paper

Our $725.0 million commercial paper program is supported by the revolving credit agreements.  Commercial paper that we issue is unsecured and can have maturities of up to 270 days, but generally matures within 90 days.  We had $3.5 million in commercial paper outstanding as of June 29, 2008 with an annual weighted-average interest rate of 3.5% and an average of three days to maturity from original issuance.  We had $111.7 million outstanding as of December 30, 2007, with an annual weighted-average interest rate of 5.5% and an average of 10 days to maturity from original issuance.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 30, 2007.  As of June 29, 2008, our critical accounting policies have not changed materially from December 30, 2007.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 30, 2007.  As of June 29, 2008, our contractual obligations and off-balance sheet arrangements have not materially changed from December 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 30, 2007, details our disclosures about market risk.  As of June 29, 2008, there were no material changes in our market risk from December 30, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 29, 2008.  Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
March 31, 2008 – May 4, 2008	535	$18.88	—	$91,386,000
May 5, 2008 – June 1, 2008	—	—	—	$91,386,000
June 2, 2008 – June 29, 2008	—	—	—	$91,386,000
Total for the second quarter of 2008(2)	535	$18.88	—	$91,386,000

(1) On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million.  Except as otherwise noted, all purchases were made pursuant to the Company’s publicly announced share repurchase program.  As of August 1, 2008, we had authorization from the Board to repurchase an amount of up to approximately $91 million of our Class A Common Stock.  The Board has authorized us to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

(2) Consists of 535 shares in fiscal April withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the Company’s 1991 Executive Stock Incentive Plan.  The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on April 22, 2008.  The following matters were voted on at the annual meeting:

1. The stockholders (with Class A and Class B stockholders voting separately) elected all of management’s nominees for election as directors.  The results of the vote taken were as follows:

Directors:	For	Withheld
(Vote Results of Class A Stockholders)
Robert E. Denham	124,656,461	2,032,700
Scott Galloway	124,814,212	1,874,949
James A. Kohlberg	124,823,847	1,865,314
Thomas Middelhoff	98,405,117	28,284,044
Doreen A. Toben	115,135,464	11,553,697
(Vote Results of Class B Stockholders)
Raul E. Cesan	801,581	0
Daniel H. Cohen	801,581	0
Lynn G. Dolnick	801,581	0
Michael Golden	801,581	0
William E. Kennard	801,581	0
Dawn G. Lepore	801,581	0
David E. Liddle	796,701	4,880
Ellen R. Marram	796,701	4,880
Janet L. Robinson	801,581	0
Arthur Sulzberger, Jr.	801,581	0

On March 17, 2008, the Company and affiliates of Harbinger Capital Partners (collectively, the “HCP Investors”) entered into an agreement terminating a pending proxy contest with respect to the election of directors at the Company’s 2008 annual meeting of stockholders.  A description of the terms of the settlement is included under “Proposal Number 1 – Election of Directors – Information Regarding Agreement with HCP Investors” in the Company’s proxy statement for its 2008 annual meeting of stockholders, and such description is incorporated herein by reference.

2. The stockholders (with Class A and Class B stockholders voting together) ratified the selection, by the Audit Committee of the Board of Directors, of Ernst & Young LLP, an independent registered public accounting firm, as auditors of the Company for the fiscal year ending December 28, 2008.  The results of the vote taken were as follows:

For:	125,974,409
Against:	467,842
Abstain:	1,048,491*

*An abstention had the same effect as a vote against this proposal.

Item 6. Exhibits

Exhibit No.

10.1	The New York Times Company Supplemental Executive Retirement Plan

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d – 14(a) Certification

31.2	Rule 13a-14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: August 6, 2008	/s/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended June 29, 2008

Exhibit No.

10.1	The New York Times Company Supplemental Executive Retirement Plan

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d – 14(a) Certification

31.2	Rule 13a-14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002