Form 10-Q
period 2008-09-28
NEW YORK TIMES CO
filed 2008-11-07
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

Number of shares of each class of the registrant’s common stock outstanding as of October 31, 2008 (exclusive of treasury shares):

Class A Common Stock	142,966,008 shares
Class B Common Stock	825,634 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(13 weeks)		(39 weeks)

Revenues
Advertising	$398,196	$465,043	$1,310,912	$1,478,425
Circulation	225,689	223,420	676,486	664,538
Other	63,157	65,896	189,404	186,359
Total revenues	687,042	754,359	2,176,802	2,329,322

Operating costs
Production costs:
Raw materials	62,645	58,643	182,006	196,678
Wages and benefits	148,183	163,367	473,695	487,810
Other	111,418	109,952	331,508	318,421
Total production costs	322,246	331,962	987,209	1,002,909
Selling, general and administrative costs	320,929	342,503	1,006,392	1,029,045
Depreciation and amortization	33,881	51,789	108,454	142,871
Total operating costs	677,056	726,254	2,102,055	2,174,825

Impairment of assets	160,430	—	178,721	—
Net loss on sale of assets	—	—	—	68,156
Gain on sale of WQEW-AM	—	—	—	39,578
Operating (loss)/profit	(150,444)	28,105	(103,974)	125,919

Net income from joint ventures	6,892	5,412	15,264	8,004
Interest expense, net	11,658	10,470	35,507	28,924
(Loss)/income from continuing operations before income taxes and minority interest	(155,210)	23,047	(124,217)	104,999
Income tax (benefit)/expense	(40,360)	8,991	(30,801)	48,741
Minority interest in net (income)/loss of subsidiaries	(54)	54	(371)	39
(Loss)/income from continuing operations	(114,904)	14,110	(93,787)	56,297

Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	—	—	5,753
Gain/(loss) on sale, net of income taxes	8,611	(671)	8,300	93,659
Discontinued operations, net of income taxes	8,611	(671)	8,300	99,412
Net (loss)/income	$(106,293)	$13,439	$(85,487)	$155,709

Average number of common shares outstanding
Basic	143,782	143,902	143,773	143,901
Diluted	143,782	144,112	143,773	144,057

Basic (loss)/earnings per share:
(Loss)/income from continuing operations	$(0.80)	$0.10	$(0.65)	$0.39
Discontinued operations, net of income taxes	0.06	(0.01)	0.06	0.69
Net (loss)/income	$(0.74)	$0.09	$(0.59)	$1.08

Diluted (loss)/earnings per share:
(Loss)/income from continued operations	$(0.80)	$0.10	$(0.65)	$0.39
Discontinued operations, net of income taxes	0.06	(0.01)	0.06	0.69
Net (loss)/income	$(0.74)	$0.09	$(0.59)	$1.08

Dividends per share	$0.230	$0.230	$0.690	$0.635

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2008	December 30, 2007
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$45,848	$51,532
Accounts receivable-net	364,637	437,882
Inventories:
Newsprint and magazine paper	21,376	21,929
Other inventory	6,163	4,966
Total inventories	27,539	26,895

Deferred income taxes	80,617	92,335
Other current assets	58,637	55,801

Total current assets	577,278	664,445

Other Assets

Investment in joint ventures	146,150	137,831
Property, plant and equipment (less accumulated depreciation and amortization of $918,975 in 2008 and $1,138,837 in 2007)	1,354,796	1,468,013
Intangible assets acquired:
Goodwill	664,274	683,440
Other intangible assets acquired	72,963	128,461
Total intangible assets acquired	737,237	811,901

Deferred income taxes	150,637	112,379
Miscellaneous assets	255,597	278,523

TOTAL ASSETS	$3,221,695	$3,473,092

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 28, 2008	December 30, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Commercial paper outstanding	$—	$111,741
Borrowings under revolving credit agreements	397,850	195,000
Accounts payable	160,718	202,923
Accrued payroll and other related liabilities	100,195	142,201
Accrued expenses	158,510	193,222
Unexpired subscriptions	82,284	81,110
Current portion of long-term debt and capital lease obligations	49,549	49,539

Total current liabilities	949,106	975,736

Other Liabilities

Long-term debt	672,508	672,005
Capital lease obligations	6,650	6,694
Pension benefits obligation	284,281	281,517
Postretirement benefits obligation	214,424	213,500
Other	290,329	339,533

Total other liabilities	1,468,192	1,513,249

Minority Interest	7,325	5,907

Stockholders’ Equity

Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2008 – 148,057,158; 2007 – 148,057,158 (including treasury shares: 2008 – 5,091,299; 2007 – 5,154,989)	14,806	14,806
Class B – convertible – authorized and issued shares: 2008 – 825,634; 2007 – 825,634	83	83
Additional paid-in-capital	22,484	9,869
Retained earnings	975,989	1,170,288
Common stock held in treasury, at cost	(160,178)	(161,395)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	18,279	19,660
Funded status of benefit plans	(74,391)	(75,111)
Total accumulated other comprehensive loss, net of income taxes	(56,112)	(55,451)

Total stockholders’ equity	797,072	978,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,221,695	$3,473,092

See Notes to Condensed Consolidated Financial Statements.

 THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 28, 2008	September 30, 2007
	(39 weeks)
OPERATING ACTIVITIES
Net cash provided by operating activities	$144,232	$29,074

INVESTING ACTIVITIES
Capital expenditures	(134,067)	(301,176)
Proceeds from sale of the Broadcast Media Group	—	575,288
Proceeds from the sale of WQEW-AM	—	40,000
Proceeds from the sale of Edison, N.J., assets	—	90,819
Payment for purchase of Edison N.J., printing facility	—	(139,961)
Acquisitions, net of cash acquired of $2,353 in 2008 and $1,190 in 2007	(5,737)	(34,087)
Other investing payments–net	(2,309)	(3,169)

Net cash (used in)/provided by investing activities	(142,113)	227,714

FINANCING ACTIVITIES
Commercial paper repayments-net	(111,741)	(330,587)
Borrowings under revolving credit agreements-net	202,850	205,000
Long-term obligations:
Reductions	(46)	(102,422)
Capital shares:
Issuances	—	529
Repurchases	(70)	(2,040)
Excess tax benefits from stock-based awards	—	165
Dividends paid to stockholders	(99,855)	(91,824)
Other financing proceeds–net	—	44,769

Net cash used in financing activities	(8,862)	(276,410)

Decrease in cash and cash equivalents	(6,743)	(19,622)

Effect of exchange rate changes on cash and cash equivalents	1,059	520

Cash and cash equivalents at the beginning of the year	51,532	72,360
Cash and cash equivalents at the end of the quarter	$45,848	$53,258

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

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                         GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 28, 2008, and December 30, 2007, and the results of operations and cash flows of the Company for the periods ended September 28, 2008, and September 30, 2007.  All adjustments and reclassifications necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations.  The fiscal periods included herein comprise 13 weeks for the third-quarter periods and 39 weeks for the nine-month periods.

As of September 28, 2008, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, have not changed materially.

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

In accordance with FSP 157-2, the Company partially adopted FAS 157 in the first quarter of 2008.  Therefore, in 2008, the Company’s financial statements will reflect the requirements of FAS 157 for any financial assets and liabilities and for any nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis.  As of September 28, 2008, the Company does not have any material nonfinancial assets or liabilities for which the requirements under FAS 157 were not applied because of the partial delay under FSP 157-2.

As of September 28, 2008, the Company does not have any assets measured at fair value that fall within the scope of FAS 157 and FSP 157-2.  The Company does have a liability for a Company-sponsored deferred executive compensation plan (the “DEC plan”) that falls within the scope of FAS 157 and FSP 157-2, as of September 28, 2008.  The DEC plan enables certain eligible executives to defer a portion of their compensation on a pre-tax basis.  Employees’ contributions earn income based on the performance of investment funds they select.  The DEC plan liability is the amount due to the respective executives and is recorded at fair value on a recurring basis utilizing observable market data (Level 2 under FAS 157).  The fair value of the liability, which is included in “Other Liabilities – Other” in the Company’s Condensed Consolidated Balance Sheet, was approximately $119 million as of September 28, 2008.

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

NOTE 2.                         DISCONTINUED OPERATIONS

On May 7, 2007, the Company sold its Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and a digital operating center, for approximately $575 million.  In 2007, the Company recognized a pre-tax gain on the sale of approximately $190 million (approximately $94 million after tax).  In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”), the Broadcast Media Group’s results of operations and the gain on sale are presented as discontinued operations.  Net income from discontinued operations of $8.6 million in the third quarter of 2008 was due to a reduction in income taxes on the gain on the sale, and net loss from discontinued operations of $0.7 million in the third quarter of 2007 was due to post-closing adjustments to the gain.   The first nine months of 2008 also included post-closing adjustments to the gain on the sale.   The results of operations presented as discontinued operations are summarized in the following table.

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues	$—	$—	$—	$46,702
Operating costs	—	—	—	36,854
Pre-tax income	—	—	—	9,848
Income tax expense	—	—	—	4,095
Income from discontinued operations, net of income taxes	—	—	—	5,753
Gain/(loss) on sale, net of income taxes:
Gain/(loss) on sale, before taxes	(26)	(1,361)	(565)	189,880
Income tax (benefit)/expense	(8,637)	(690)	(8,865)	96,221
Gain/(loss) on sale, net of income taxes	8,611	(671)	8,300	93,659
Discontinued operations, net of income taxes	$8,611	$(671)	$8,300	$99,412

NOTE 3.                         IMPAIRMENT OF ASSETS

In accordance with FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”), the Company is required to perform an impairment test on goodwill and indefinite-lived intangible assets (mastheads and trade names) annually or if certain circumstances indicate a possible impairment may exist.  The Company’s policy is to complete the required annual impairment test in accordance with FAS 142 in its fiscal fourth quarter.  In accordance with FAS 144, other long-lived assets that are amortized (customer lists, property, plant and equipment and other assets) are required to be tested for impairment if certain circumstances indicate that a possible impairment may exist.  Due to certain impairment indicators, including the continued decline in print advertising revenue affecting the newspaper industry and lower-than-expected current and projected operating results, the Company was required to perform an interim impairment test in the third quarter of 2008 at the New England Media Group.  The New England Media Group, which principally includes the Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette, is part of the News Media Group reportable segment.  The assets tested include goodwill, indefinite-lived intangible assets, other long-lived assets being amortized and an equity method investment in Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper in the Greater Boston area.

The Company has not finalized its interim impairment analysis due to the timing and complexity of the calculations required.  However, the Company has recorded an estimated non-cash impairment charge in the third quarter of 2008 of $166.0 million ($112.8 million after tax, or $.78 per share) based on calculations performed to date.  Any adjustment to the estimate recorded will be made in the fourth quarter of 2008 when the Company finalizes the interim third-quarter 2008 impairment test.

The impairment charge in the third quarter of 2008, which is included in the line items “Impairment of assets” and “Net income from joint ventures” in the Company’s 2008 Condensed Consolidated Statements of Operations, is presented below by asset:

(In thousands)	Pre-tax	Tax	After-tax
Newspaper mastheads	$38,312	$14,229	$24,083
Goodwill	22,897	—	22,897
Customer list	8,336	3,086	5,250
Property, plant and equipment	90,885	33,809	57,076
Impairment of assets	160,430	51,124	109,306
Metro Boston investment	5,600	2,084	3,516
Total	$166,030	$53,208	$112,822

The impairment mainly resulted from lower projected operating results and cash flows of the New England Media Group primarily due to the secular decline of print advertising revenue.  These factors resulted in the carrying value of the assets being greater than their fair value, and therefore a write-down to fair value was required.

Goodwill is the excess of cost over the fair market value of tangible and other intangible assets acquired. The fair value of the New England Media Group’s goodwill is the residual fair value after allocating the total fair value of the New England Media Group to its other assets, net of liabilities.  The total fair value of the New England Media Group was estimated using a combination of a discounted cash flow model (present value of future cash flows) and a market approach model based on comparable businesses.  The goodwill is not tax deductible because the 1993 acquisition of the Globe was structured as a tax-free stock transaction.

The fair value of the mastheads was calculated using a relief-from-royalty method and the fair value of the customer list was calculated by estimating the present value of associated future cash flows.

The property, plant and equipment of the New England Media Group has been estimated at fair value less cost to sell.  The fair value was determined giving consideration to market and income approaches to value.

The carrying value of the investment in Metro Boston was written down to fair value because the business had experienced lower-than-expected growth and it anticipates lower growth compared to previous projections, leading the Company to conclude that the investment was other than temporarily impaired.

In connection with its required annual impairment test, the Company will test goodwill and indefinite-lived intangible assets in all other reporting units in the fourth quarter of 2008.  Any impairment resulting from these tests would be recorded in the fourth quarter of 2008.

In the first quarter of 2008, the Company recorded a non-cash charge of $18.3 million for the write-down of assets for a systems project at the News Media Group.  The Company reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

NOTE 4.                         GOODWILL AND OTHER INTANGIBLE ASSETS

See Note 3 for information on an interim impairment test performed in the third quarter of 2008.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 30, 2007	$313,459	$369,981	$683,440
Goodwill acquired during year	4,416	—	4,416
Goodwill adjusted during the year	—	(3)	(3)
Foreign currency translation adjustments	(682)	—	(682)
Impairment (see Note 3)	(22,897)	—	(22,897)
Balance as of September 28, 2008	$294,296	$369,978	$664,274

In March 2008, the Company acquired certain assets of the Winter Haven News Chief (“News Chief”), a regional newspaper in Winter Haven, Fla., for $2.5 million.  Also in March 2008, the Company purchased additional Class A units of BehNeem, LLC (“BehNeem”), increasing its total investment to $4.3 million for a 53% ownership interest.  BehNeem licenses the Epsilen Environment, an integrated online course content, portfolio and communications tool for the education community.  The operating results of the News Chief are included in the results of the Regional Media Group, and the operating results of BehNeem are included in the results of The New York Times Media Group, both of which are part of the News Media Group.

Based on valuations of the News Chief and BehNeem, the Company has allocated the excess of the respective purchase prices over the carrying value of the net assets acquired of $1.3 million to goodwill and $0.6 million to other intangible assets (primarily customer lists) for the News Chief, and $3.1 million to goodwill for BehNeem.

Other intangible assets acquired were as follows:

	September 28, 2008			December 30, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$28,407	$(16,738)	$11,669	$222,267	$(199,930)	$22,337
Other	62,434	(34,408)	28,026	67,254	(32,841)	34,413
Total	90,841	(51,146)	39,695	289,521	(232,771)	56,750
Unamortized other intangible assets:
Newspaper mastheads	19,186	—	19,186	57,638	—	57,638
Trade names	14,082	—	14,082	14,073	—	14,073
Total	33,268	—	$33,268	71,711	—	71,711
Total other intangible assets acquired	$124,109	$(51,146)	$72,963	$361,232	$(232,771)	$128,461

See Note 3 for additional information on an impairment of assets in the third quarter of 2008.

As of September 28, 2008, the remaining weighted-average amortization period was seven years for customer lists and six years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was approximately $9 million in the first nine months of 2008, and is expected to be approximately $11 million for the fiscal year 2008.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands) Year	Amount
2009	$8,600
2010	$8,100
2011	$7,600
2012	$5,300
2013	$2,100

NOTE 5.                         DEBT OBLIGATIONS

The Company’s total debt, including borrowings under revolving credit agreements and capital lease obligations, was $1.1 billion as of September 28, 2008, and including these items and commercial paper, was $1.0 billion as of December 30, 2007.

The Company’s $800.0 million revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011) are used for general corporate purposes.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.  The amount available under the Company’s revolving credit agreements is summarized in the following table.

(In thousands)	September 28, 2008	December 30, 2007
Revolving credit agreements	$800,000	$800,000

Less:
Amount outstanding under revolving credit agreements (weighted average interest rate of 3.1% as of September 28, 2008 and 5.3% as of December 30, 2007)	397,850	195,000
Letters of credit	35,885	24,757
Amount available under revolving credit agreements(1)	$366,265	$580,243

(1)                               Amount available under the revolving credit agreements also supports the Company’s commercial paper program, of which $111.7 million was outstanding as of December 30, 2007.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity, which, as defined by the agreements, does not include accumulated other comprehensive loss and excludes the impact of non-cash impairment charges.  The required levels of stockholders’ equity (as defined by the agreements) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003 for which net income is positive.  As of September 28, 2008, the amount of stockholders’ equity in excess of the required levels was approximately $564 million.

The Company did not have commercial paper outstanding as of September 28, 2008 and had $111.7 million outstanding as of December 30, 2007, with an annual weighted-average interest rate of 5.5% and an average of 10 days to maturity from original issuance.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Interest expense	$12,222	$13,276	$37,631	$45,585
Capitalized interest	(515)	(1,594)	(1,977)	(13,717)
Interest income	(49)	(1,212)	(147)	(2,944)
Interest expense, net	$11,658	$10,470	$35,507	$28,924

NOTE 6.                         INCOME TAXES

The income tax benefit for the third quarter and first nine months of 2008 was $40.4 million and $30.8 million, respectively, compared with an income tax expense of $9.0 million and $48.7 million for the third quarter and first nine months of 2007.  The Company’s effective income tax rate was 26.0% in the third quarter and 24.8% in the first nine months of 2008 compared with 39.0% in the third quarter and 46.4% in the first nine months of 2007.

In 2008, the effective income tax rates were low because the goodwill portion of the non-cash impairment charge and losses on investments in corporate-owned life insurance policies were non-deductible for tax purposes and a change in Massachusetts state tax law had an unfavorable effect.  In 2007, the effective income tax rates were affected by the asset sales in the second quarter of 2007 (see Notes 2 and 8) and an unfavorable tax adjustment for a change in New York State tax law.

NOTE 7.                         PENSION AND POSTRETIREMENT BENEFITS

See Note 13 for changes made to the Company’s pension and postretirement benefits in the fourth quarter of 2008.

Pension

The Company sponsors several pension plans, participates in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, and makes contributions to several other plans, in connection with collective bargaining agreements, that are considered multi-employer pension plans.  These plans cover substantially all employees.

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

The components of net periodic pension cost of all Company-sponsored plans and The New York Times Newspaper Guild pension plan were as follows:

	For the Quarters Ended
	September 28, 2008			September 30, 2007
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$10,110	$710	$10,820	$11,403	$519	$11,922
Interest cost	25,078	3,463	28,541	23,500	3,574	27,074
Expected return on plan assets	(31,915)	—	(31,915)	(30,335)	—	(30,335)
Amortization of prior service cost	462	17	479	360	18	378
Recognized actuarial loss	729	1,238	1,967	1,571	1,982	3,553
Net periodic pension cost	$4,464	$5,428	$9,892	$6,499	$6,093	$12,592

	For the Nine Months Ended
	September 28, 2008			September 30, 2007
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$30,330	$2,130	$32,460	$34,210	$1,557	$35,767
Interest cost	75,234	10,389	85,623	70,501	10,722	81,223
Expected return on plan assets	(95,745)	—	(95,745)	(91,006)	—	(91,006)
Amortization of prior service cost	1,186	51	1,237	1,082	53	1,135
Recognized actuarial loss	2,187	3,714	5,901	4,715	5,947	10,662
Effect of curtailment	—	—	—	15	—	15
Special termination benefits	—	—	—	—	908	908
Net periodic pension cost	$13,192	$16,284	$29,476	$19,517	$19,187	$38,704

Recent declines in domestic and foreign equity markets have negatively affected the year-to-date returns on the Company’s pension plan assets.  The Company completes an annual valuation of its pension plans as of its fiscal year-end.  If markets do not recover by this valuation date, the lower asset values will result in charges to comprehensive (loss)/income, will likely increase pension expense in the next fiscal year, and could lead to greater cash contributions in future years.

The Company does not have any quarterly funding requirements for Company-sponsored pension plans in 2008 (under the Employee Retirement Income Security Act of 1974, as amended, and Internal Revenue Code requirements), although it will make contractual funding contributions of $16.5 million (approximately $8 million was made in the first nine months of 2008) for The New York Times Newspaper Guild pension plan.  The Company is currently evaluating the amount of its pension funding for the remainder of 2008 in light of recent market performance and may make a discretionary contribution in the fourth quarter of 2008.   The Company currently expects that pension contributions will not be required in 2009, due to funding credits accrued from contributions in prior years, but will continue to assess whether to make discretionary contributions after considering the funded status of its plans, movements in discount rate, investment performance and other factors.

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

In accordance with FAS 106, the Company accrues the costs of postretirement benefits during the employees’ active years of service.

The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Service cost	$881	$2,022	$2,643	$6,066
Interest cost	3,514	3,748	10,542	11,246
Amortization of prior service cost	(2,908)	(1,983)	(8,724)	(5,949)
Recognized actuarial loss	1,041	785	3,123	2,354
Effect of curtailment	—	—	—	(4,717)
Special termination benefits	—	—	—	703
Net periodic postretirement cost	$2,528	$4,572	$7,584	$9,703

NOTE 8.                         OTHER

City & Suburban Closure

In September 2008, the Company announced the shutdown of City & Suburban (“C&S”), its retail and newsstand distribution subsidiary, which distributes The New York Times (“The Times”) and other publications in the New York metropolitan area.  Going forward, The Times will be distributed to newsstands and retail outlets through a combination of third-party wholesalers and the Company’s own drivers.  Approximately 550 full-time equivalent employees will be affected by the closure.  The closure of C&S is expected to be completed in January 2009.  The primary cost to close C&S is severance costs, of which approximately $9 million was recorded in the third quarter of 2008.  The Company expects to incur additional severance costs and may incur a charge related to the abandonment of various leased properties.

Plant Closing - Billerica, Mass.

In September 2008, the Company announced that it plans to close its printing plant in Billerica, Mass., and consolidate the printing of the Globe into its main printing plant in Dorchester, Mass.  While the exact timing of the closing has not yet been set, it is expected to occur in the second half of 2009.  The plant is being closed because the Company no longer needs as many presses to print all copies of the Globe.  The cost savings and one-time costs related to the closing and the capital expenditures related to the consolidation cannot be estimated at this time because this information is dependent on ongoing negotiations with labor unions and certain production decisions not yet made.  Certain property, plant and equipment located at the Billerica plant was impaired and a related write-down is included within the Company’s total New England Media Group impairment charge (see Note 3).

Severance Costs

The Company recognized severance costs of $18.1 million in the third quarter of 2008 and $56.9 million in the first nine months of 2008.  In the third quarter and first nine months of 2007, the Company recognized severance costs of $4.9 million and $17.6 million, respectively.  Most of the costs in these periods were recognized at the News Media Group.  These costs are primarily recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Operations.  As of September 28, 2008, the Company had a severance liability of approximately $32 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

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

The Edison facility was closed in March 2008.  The costs to close the Edison facility were approximately $89 million, principally consisting of accelerated depreciation charges (approximately $69 million), severance costs (approximately $15 million) and plant restoration costs (approximately $5 million).

Sale of WQEW-AM

On April 26, 2007, the Company sold WQEW-AM to Radio Disney, LLC (which had been providing substantially all of WQEW-AM programming through a time brokerage agreement) for $40 million.  The Company recognized a pre-tax gain of $39.6 million ($21.2 million after tax) in the second quarter of 2007.

NOTE 9.                         EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands, except per share data)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Basic (loss)/earnings per share computation:
Numerator
(Loss)/income from continuing operations	$(114,904)	$14,110	$(93,787)	$56,297
Discontinued operations, net of income taxes – Broadcast Media Group	8,611	(671)	8,300	99,412
Net (loss)/income	$(106,293)	$13,439	$(85,487)	$155,709
Denominator
Average number of common shares outstanding	143,782	143,902	143,773	143,901
(Loss)/income from continuing operations	$(0.80)	$0.10	$(0.65)	$0.39
Discontinued operations, net of income taxes – Broadcast Media Group	0.06	(0.01)	0.06	0.69
Basic (loss)/earnings per share	$(0.74)	$0.09	$(0.59)	$1.08
Diluted (loss)/earnings per share computation:
Numerator
(Loss)/income from continuing operations	$(114,904)	$14,110	$(93,787)	$56,297
Discontinued operations, net of income taxes – Broadcast Media Group	8,611	(671)	8,300	99,412
Net (loss)/income	$(106,293)	$13,439	$(85,487)	$155,709
Denominator
Average number of common shares outstanding	143,782	143,902	143,773	143,901
Incremental share for assumed exercise of securities	—	210	—	156
Total shares	143,782	144,112	143,773	144,057
(Loss)/income from continuing operations	$(0.80)	$0.10	$(0.65)	$0.39
Discontinued operations, net of income taxes – Broadcast Media Group	0.06	(0.01)	0.06	0.69
Diluted (loss)/earnings per share	$(0.74)	$0.09	$(0.59)	$1.08

The difference between basic and diluted shares is generally due to the assumed exercise of stock options and the assumed vesting of restricted stock units included in diluted shares.

In 2008, a nominal number of potential common shares were not included in diluted shares because of their antidilutive effect as a result of the loss from continuing operations.

Stock options with exercise prices that exceeded the average fair market value of the Company’s Common Stock had an antidilutive effect and, therefore, were excluded from diluted shares.  Approximately 32 million stock options with exercise prices ranging from $13.03 to $48.54 were excluded from the computation in the third quarter and first nine months of 2008.  Approximately 32 million stock options with exercise prices ranging from $22.23 to $48.54 were excluded from the computation in the third quarter and first nine months of 2007.

NOTE 10.                  COMPREHENSIVE (LOSS)/INCOME

Comprehensive (loss)/income was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net (loss)/income	$(106,293)	$13,439	$(85,487)	$155,709
Foreign currency translation adjustments	(10,559)	7,074	(1,892)	10,676
Adjustments to pension and postretirement benefits obligations	—	49,517	—	106,228
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	579	2,733	1,537	3,500
Income tax charge/(benefit)	4,149	(28,805)	(307)	(67,948)
Comprehensive (loss)/income	$(112,124)	$43,958	$(86,149)	$208,165

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $53 million as of September 28, 2008 and December 30, 2007.

NOTE 11.                  SEGMENT INFORMATION

The Company’s reportable segments consist of the News Media Group and the About Group.  These segments are evaluated regularly by management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which principally includes The Times, NYTimes.com, the IHT and WQXR-FM; the New England Media Group, which principally includes the Globe, Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers, other print publications and their related digital operations); and

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.about.com).

The Broadcast Media Group, which was sold on May 7, 2007, is classified as a discontinued operation and is no longer included as a reportable segment (see Note 2).

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007

REVENUES
News Media Group	$658,336	$729,635	$2,091,314	$2,257,350
About Group	28,706	24,724	85,488	71,972
Total	$687,042	$754,359	$2,176,802	$2,329,322

OPERATING (LOSS)/PROFIT
News Media Group(1)	$(153,340)	$33,136	$(95,583)	$139,418
About Group	10,784	6,291	29,421	23,132
Corporate	(7,888)	(11,322)	(37,812)	(36,631)
Total	$(150,444)	$28,105	$(103,974)	$125,919
Net income from joint ventures(1)	6,892	5,412	15,264	8,004
Interest expense, net	11,658	10,470	35,507	28,924
(Loss)/income from continuing operations before income taxes and minority interest	(155,210)	23,047	(124,217)	104,999
Income tax (benefit)/expense	(40,360)	8,991	(30,801)	48,741
Minority interest in net (income)/loss of subsidiaries	(54)	54	(371)	39
(Loss)/income from continuing operations	(114,904)	14,110	(93,787)	56,297
Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	—	—	5,753
Gain/(loss) on sale, net of income taxes	8,611	(671)	8,300	93,659
Discontinued operations, net of income taxes	8,611	(671)	8,300	99,412
Net (loss)/income	$(106,293)	$13,439	$(85,487)	$155,709

(1)                               A non-cash charge of $166.0 million was recorded for the impairment of assets ($160.4 million affecting operating profit) and an equity method investment ($5.6 million affecting net income from joint ventures) in the third quarter of 2008.  Operating profit in the first quarter of 2008 included a non-cash charge of $18.3 million for the impairment of assets for a systems project.  Operating profit for the first nine months of 2007 included a $68.2 million net loss from the sale of assets and $39.6 million gain from the sale of WQEW-AM.

NOTE 12.                  CONTINGENT LIABILITIES

Third-Party Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe, and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition.  The guarantees are for payments under a credit facility and property and equipment leases, and for certain debt and costs related to any default.  The total amount of the guarantees was approximately $26 million as of September 28, 2008.  In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of September 28, 2008 and December 30, 2007.

Other

The Company also has letters of credit of approximately $36 million as of September 28, 2008, which are primarily to satisfy requirements by insurance companies, to provide support for the Company’s workers’ compensation liability.  The workers’ compensation liability (approximately $48 million) is included in the Company’s Condensed Consolidated Balance Sheet as of September 28, 2008.

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

NOTE 13.                  SUBSEQUENT EVENTS

On October 22, 2008, the Company adopted amendments to a number of its retirement plans for non-union employees.  First, the Company decreased the benefit formula for pension benefits for all active non-union employees, effective January 1, 2009.  Additionally, the Company amended its retiree medical plan to eliminate post-age 65 retiree medical benefits for all employees who retire on or after March 1, 2009.  The Company currently plans to continue to offer pre-age 65 retiree medical coverage to employees who take early retirement on or after March 1, 2009, and meet the retiree medical eligibility requirements, until they become Medicare eligible.

The Company expects the pension and retiree medical plan changes to result in savings of approximately $24 million in 2009 and to reduce its pension benefits obligation by approximately $70 million and its postretirement benefits obligation by approximately $20 million.

Additionally, the Company is increasing the match on employee contributions to the non-union defined contribution plan, effective January 1, 2009, to up to 5% from 3%.  The Company expects additional expense of approximately $6 million based on current employee participation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading media and news organization serving our audiences through print, online, mobile and radio technology.  Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), NYTimes.com, the International Herald Tribune and WQXR-FM; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com and the Worcester Telegram & Gazette; and the Regional Media Group, which includes 15 daily newspapers, other print publications and their related digital operations).  The News Media Group generates revenues principally from print, online and radio advertising and through circulation.  Other revenues, which make up the remainder of revenues, primarily consist of revenues from news services/syndication, commercial printing, digital archives, direct mail advertising services, rental income and wholesale delivery operations, which we expect to close in January 2009 as discussed below.  The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.about.com).  The About Group principally generates revenues from cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising that is relevant to its adjacent content, and e-commerce (including sales lead generation).  Almost all of its revenues (93% in the first nine months of 2008) are derived from the sale of advertisements (cost-per-click and display advertising).  Cost-per-click advertising accounts for 56% of the About Group’s total advertising revenues.  The About Group’s main operating costs are employee-related costs and content and hosting costs.

Joint Ventures  Our investments accounted for under the equity method are as follows:

•                  a 49% interest in Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper in the Greater Boston area,

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

RECENT DEVELOPMENTS

Impairment of Assets

In accordance with Statement of Financial Accounting Standards (“FAS”) No. 142, Goodwill and Other Intangible Assets (“FAS 142”), we are required to perform an impairment test on goodwill and indefinite-lived intangible assets (mastheads and trade names) annually or if certain circumstances indicate a possible impairment may exist.  Our policy is to complete the required annual impairment test in accordance with FAS 142 in our fiscal fourth quarter.  In accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, other long-lived assets that are amortized (customer lists, property, plant and equipment and other assets) are required to be tested for impairment if certain circumstances indicate that a possible impairment may exist.  Due to certain impairment indicators, including the continued decline in print advertising revenue affecting the newspaper industry and lower-than-expected current and projected operating results, we were required to perform an interim impairment test in the third quarter of 2008 at the New England Media Group.  The assets tested include goodwill, indefinite-lived intangible assets, other long-lived assets being amortized and an equity method investment in Metro Boston.

We have not finalized our interim impairment analysis due to the timing and complexity of the calculations required.  However, we have recorded an estimated non-cash impairment charge in the third quarter of 2008 of $166.0 million ($112.8 million after tax, or $.78 per share) based on calculations performed to date.  Any adjustment to the estimate recorded will be made in the fourth quarter of 2008 when we finalize the interim third-quarter 2008 impairment test.

The impairment charge in the third quarter of 2008, which is included in the line items “Impairment of assets” and “Net income from joint ventures” in our 2008 Condensed Consolidated Statements of Operations, is presented below by asset:

(In thousands)	Pre-tax	Tax	After-tax
Newspaper mastheads	$38,312	$14,229	$24,083
Goodwill	22,897	—	22,897
Customer list	8,336	3,086	5,250
Property, plant and equipment	90,885	33,809	57,076
Impairment of assets	160,430	51,124	109,306
Metro Boston investment	5,600	2,084	3,516
Total	$166,030	$53,208	$112,822

The impairment mainly resulted from lower projected operating results and cash flows of the New England Media Group primarily due to the secular decline of print advertising revenue.  These factors resulted in the carrying value of the assets being greater than their fair value, and therefore a write-down to fair value was required.

Goodwill is the excess of cost over the fair market value of tangible and other intangible assets acquired. The fair value of the New England Media Group’s goodwill is the residual fair value after allocating the total fair value of the New England Media Group to its other assets, net of liabilities. The total fair value of the New England

Media Group was estimated using a combination of a discounted cash flow model (present value of future cash flows) and a market approach model based on comparable businesses.  The goodwill is not tax deductible because the 1993 acquisition of the Globe was structured as a tax-free stock transaction.

The fair value of the mastheads was calculated using a relief-from-royalty method and the fair value of the customer list was calculated by estimating the present value of associated future cash flows.

The property, plant and equipment of the New England Media Group has been estimated at fair value less cost to sell.  The fair value was determined giving consideration to market and income approaches to value.

The carrying value of our investment in Metro Boston was written down to fair value because the business had experienced lower-than-expected growth and we anticipate lower growth compared to previous projections, leading us to conclude that our investment was other than temporarily impaired.

In connection with our required annual impairment test, we will test goodwill and indefinite-lived intangible assets in all other reporting units in the fourth quarter of 2008.  Any impairment resulting from these tests would be recorded in the fourth quarter of 2008.

In the first quarter of 2008, we recorded a non-cash charge of $18.3 million for the write-down of assets for a systems project at the News Media Group.  We reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

Retirement Plans Amendments

On October 22, 2008, we adopted amendments to a number of our retirement plans for non-union employees.  First, we decreased the benefit formula for pension benefits for all active non-union employees, effective January 1, 2009.  Additionally, we amended our retiree medical plan to eliminate post-age 65 retiree medical benefits for all employees who retire on or after March 1, 2009.  We currently plan to continue to offer pre-age 65 retiree medical coverage to employees who take early retirement on or after March 1, 2009, and meet the retiree medical eligibility requirements, until they become Medicare eligible.

We expect the pension and retiree medical plan changes to result in savings of approximately $24 million in 2009 and to reduce our pension benefits obligation by approximately $70 million and our postretirement benefits obligation by approximately $20 million.

Additionally, we are increasing the match on employee contributions to the non-union defined contribution plan, effective January 1, 2009, to up to 5% from 3%.  We expect additional expense of approximately $6 million based on current employee participation.

City & Suburban Closure

In September 2008, we announced the shutdown of City & Suburban (“C&S”), our retail and newsstand distribution subsidiary, which distributes The Times and other publications in the New York metropolitan area. Going forward, The Times will be distributed to newsstands and retail outlets through a combination of third-party wholesalers and our own drivers. Approximately 550 full-time equivalent employees will be affected by the closure. The closure of C&S is expected to be completed in January 2009. The primary cost to close C&S is severance costs, of which approximately $9 million was recorded in the third quarter of 2008. We expect to incur additional severance costs and may incur a charge related to the abandonment of various leased properties.

Plant Closing - Billerica, Mass.

In September 2008, we announced that we plan to close our printing plant in Billerica, Mass., and consolidate the printing of the Globe into our main printing plant in Dorchester, Mass. While the exact timing of the closing has not yet been set, it is expected to occur in the second half of 2009. The plant is being closed because we no longer need as many presses to print all copies of the Globe. The cost savings and one-time costs related to the closing and the capital expenditures related to the consolidation cannot be estimated at this time because this information is dependent on ongoing negotiations with labor unions and certain production decisions not yet made. Certain property, plant and equipment located at the Billerica plant was impaired and a related write-down is included within our total New England Media Group impairment charge (see Note 3 of the Notes to the Condensed Consolidated Financial Statements).

Severance Costs

We recognized severance costs of $18.1 million in the third quarter of 2008 and $56.9 million in the first nine months of 2008. In the third quarter and first nine months of 2007, we recognized severance costs of $4.9 million and $17.6 million, respectively. Most of the costs in these periods were recognized at the News Media Group. These costs are primarily recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.

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

See Note 4 of the Notes to the Condensed Consolidated Financial Statements.

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

The Edison facility was closed in March 2008. The costs to close the Edison facility were approximately $89 million, principally consisting of accelerated depreciation charges (approximately $69 million), severance costs (approximately $15 million) and plant restoration costs (approximately $5 million).

2008 EXPECTATIONS

Expectations regarding certain financial measures for 2008 are in the table below.

Item	2008 Expectations
Depreciation & amortization	$145 to $155 million(1)
Income from joint ventures	$15 to $20 million(2)
Interest expense	$49 to $53 million
Capital expenditures	$140 to $145 million(3)

(1)

Includes approximately $5 million of accelerated depreciation expense in the first quarter of 2008 associated with the New York area plant consolidation project. Depreciation for our new headquarters building is expected to be approximately $7 million per quarter.

(2)	Includes an estimated $5.6 million non-cash impairment charge for Metro Boston recorded in the third quarter of 2008.

(3)	For 2009, we expect capital expenditures to be approximately $80 million.

Due to significant volatility from quarter to quarter, we will no longer provide tax rate guidance.

For the first nine months of 2008, severance costs were approximately $57 million, which is higher than previous guidance because of the severance costs associated with the expected closure of C&S. Additional amounts may be recorded for C&S before it is closed. Due to the uncertainty of the amount of possible severance costs, we are not providing updated guidance.

Previously we said we believe we would achieve a reduction in costs from our year-end 2007 cash cost base of a total of more than $230 million in 2008 and 2009, excluding the effects of inflation, severance costs and one-time costs. More than $130 million of these savings were expected in 2008. As a result of our continuous cost reduction efforts, we now expect to exceed the $130 million and $230 million targets by even larger amounts. Therefore, we will stop measuring our cost savings against these targets. We continue to explore a wide range of additional cost reduction initiatives.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	% Change	September 28, 2008	September 30, 2007	% Change

Revenues
Advertising	$398,196	$465,043	(14.4)	$1,310,912	$1,478,425	(11.3)
Circulation	225,689	223,420	1.0	676,486	664,538	1.8
Other	63,157	65,896	(4.2)	189,404	186,359	1.6
Total revenues	687,042	754,359	(8.9)	2,176,802	2,329,322	(6.5)
Operating costs
Production costs:
Raw materials	62,645	58,643	6.8	182,006	196,678	(7.5)
Wages and benefits	148,183	163,367	(9.3)	473,695	487,810	(2.9)
Other	111,418	109,952	1.3	331,508	318,421	4.1
Total production costs	322,246	331,962	(2.9)	987,209	1,002,909	(1.6)
Selling, general and administrative costs	320,929	342,503	(6.3)	1,006,392	1,029,045	(2.2)
Depreciation and amortization	33,881	51,789	(34.6)	108,454	142,871	(24.1)
Total operating costs	677,056	726,254	(6.8)	2,102,055	2,174,825	(3.3)
Impairment of assets	160,430	—	N/A	178,721	—	N/A
Net loss on sale of assets	—	—	N/A	—	68,156	N/A
Gain on sale of WQEW-AM	—	—	N/A	—	39,578	N/A
Operating (loss)/profit	(150,444)	28,105	*	(103,974)	125,919	*
Net income from joint ventures	6,892	5,412	27.3	15,264	8,004	90.7
Interest expense, net	11,658	10,470	11.3	35,507	28,924	22.8
(Loss)/income from continuing operations before income taxes and minority interest	(155,210)	23,047	*	(124,217)	104,999	*
Income tax (benefit)/expense	(40,360)	8,991	*	(30,801)	48,741	*
Minority interest in net (income)/loss of subsidiaries	(54)	54	*	(371)	39	*
(Loss)/income from continuing operations	(114,904)	14,110	*	(93,787)	56,297	*
Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	—	N/A	—	5,753	N/A
Gain/(loss) on sale, net of income taxes	8,611	(671)	*	8,300	93,659	(91.1)
Discontinued operations, net of income taxes – Broadcast Media Group	8,611	(671)	*	8,300	99,412	(91.7)
Net (loss)/income	$(106,293)	$13,439	*	$(85,487)	$155,709	*

* Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	% Change	September 28, 2008	September 30, 2007	% Change
Revenues:
News Media Group	$658,336	$729,635	(9.8)	$2,091,314	$2,257,350	(7.4)
About Group	28,706	24,724	16.1	85,488	71,972	18.8
Total revenues	$687,042	$754,359	(8.9)	$2,176,802	$2,329,322	(6.5)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	% Change	September 28, 2008	September 30, 2007	% Change
The New York Times Media Group
Advertising	$234,001	$271,234	(13.7)	$781,607	$867,774	(9.9)
Circulation	165,993	162,896	1.9	496,866	481,446	3.2
Other	43,800	47,388	(7.6)	130,587	133,607	(2.3)
Total	$443,794	$481,518	(7.8)	$1,409,060	$1,482,827	(5.0)

New England Media Group
Advertising	$74,060	$91,838	(19.4)	$240,591	$289,414	(16.9)
Circulation	38,797	39,755	(2.4)	114,060	117,537	(3.0)
Other	12,683	11,498	10.3	38,029	31,548	20.5
Total	$125,540	$143,091	(12.3)	$392,680	$438,499	(10.4)

Regional Media Group
Advertising	$63,547	$78,609	(19.2)	$209,212	$253,020	(17.3)
Circulation	20,899	20,769	0.6	65,560	65,555	0.0
Other	4,556	5,648	(19.3)	14,802	17,449	(15.2)
Total	$89,002	$105,026	(15.3)	$289,574	$336,024	(13.8)

Total News Media Group
Advertising	$371,608	$441,681	(15.9)	$1,231,410	$1,410,208	(12.7)
Circulation	225,689	223,420	1.0	676,486	664,538	1.8
Other	61,039	64,534	(5.4)	183,418	182,604	0.4
Total	$658,336	$729,635	(9.8)	$2,091,314	$2,257,350	(7.4)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. Total News Media Group advertising revenues decreased in the third quarter and first nine months of 2008 primarily due to lower print volume, particularly for classified advertising. Print advertising revenues declined 18.5% and 15.4% in the third quarter and first nine months of 2008, respectively, while online advertising revenues increased 8.3% and 13.9% in the same periods. Difficult national and local economic conditions and a secular shift of print advertising to online alternatives have continued to negatively affect classified, national and retail advertising at the News Media Group.

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	% Change	September 28, 2008	September 30, 2007	% Change

National	$188,666	$212,910	(11.4)	$616,475	$662,056	(6.9)
Retail	86,507	97,191	(11.0)	281,188	314,180	(10.5)
Classified	82,778	117,157	(29.3)	289,730	387,735	(25.3)
Other	13,657	14,423	(5.3)	44,017	46,237	(4.8)
Total	$371,608	$441,681	(15.9)	$1,231,410	$1,410,208	(12.7)

The New York Times Media Group

The New York Times Media Group’s advertising revenues in the first nine months of 2008 consisted of approximately 69% from the national category, 17% from the classified category, 12% from the retail category and 2% from other advertising categories. Total advertising revenues declined in the third quarter and first nine months of 2008 primarily due to lower print advertising, particularly in the national category, offset in part by higher online revenues.

National advertising decreased in the third quarter and first nine months of 2008 compared with the same periods in 2007 mainly because of lower print advertising offset in part by higher online revenues. National print advertising has been negatively affected by the slowdown in the economy. Online national advertising continues to grow as a result of secular shifts to online alternatives.

Classified advertising decreased in the third quarter and first nine months of 2008 compared with the same periods in 2007 due to declines in all three print categories (real estate, help-wanted and automotive). The slowdown in the local and national housing markets and weakening economic conditions have contributed to the declines in classified advertising. In addition, print classified advertising was negatively affected by secular shifts to online alternatives.

Retail advertising had declines in the third quarter and first nine months of 2008 compared with the same periods in 2007 because of lower volume in various print advertising categories. Shifts in marketing strategies and budgets of major advertisers have negatively affected retail advertising.

New England Media Group

The New England Media Group’s advertising revenues in the first nine months of 2008 consisted of approximately 34% from the classified category, 30% from the retail category, 29% from the national category and 7% from other advertising categories. Total advertising revenues declined in the third quarter and first nine months of 2008 primarily due to the continued decline in print advertising revenue affecting the newspaper industry.

Classified advertising declined in all print categories (help-wanted, real estate and automotive) in the third quarter and first nine months of 2008 compared with the same periods in 2007. The majority of the decline was in the help-wanted and real estate categories due to softness in the job market and the continued slowdown in the local and national housing markets. In addition, secular shifts to online advertising contributed to the print classified advertising declines.

Retail and national advertising declined in the third quarter and first nine months of 2008 compared with the same periods in 2007 mainly due to lower volume in various print advertising categories, which was partially offset by growth in online advertising. The difficult economy and challenging market conditions in Boston and the greater New England area were major factors contributing to these declines.

Regional Media Group

The Regional Media Group’s advertising revenues in the first nine months of 2008 consisted of approximately 54% from the retail category, 36% from the classified category and 10% from the national and other advertising categories.

Total advertising revenues declined in the third quarter and first nine months of 2008 due to declines in all print categories, primarily in the classified areas (real estate, help-wanted and automotive), which was mainly driven by the downturn in the Florida and California housing markets and softening economic conditions. About two-thirds of advertising revenues of the Regional Media Group came from newspapers in Florida and California.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the subscription and newsstand rates charged to customers. Our newspapers have been executing circulation strategies that rebalance the copy mix away from less profitable circulation. As we execute this shift, we are seeing circulation declines but have realized, and believe we will continue to realize, significant benefits in reduced costs and improved circulation profitability.

Circulation revenues in the third quarter and first nine months of 2008 increased 1.0% and 1.8%, respectively, compared with the same periods in 2007 mainly because of higher home-delivery and newsstand prices, offset in part by volume declines across the News Media Group. The Times increased home-delivery and newsstand prices in July 2007. In July 2008, it increased home-delivery prices an average of 4.5%, and on August 18, it increased the newsstand price of the Monday through Saturday edition from $1.25 to $1.50. These increases are expected to add approximately $21 to $26 million in revenue on an annual basis. The Globe increased its newsstand price in the metropolitan Boston area from 50 to 75 cents in February 2008. On September 1, it increased the newsstand price outside of the metropolitan Boston area from 75 cents to $1.00. In addition, on September 1, it increased its home-delivery price of the Monday through Saturday edition from $4.25 to $5.75 per week.

Other Revenues

Other revenues decreased in the third quarter of 2008 primarily because of the elimination of subscription revenues for TimesSelect, an online product offering that was discontinued in September 2007. In the first nine months of 2008, other revenues decreased mainly due to the elimination of subscription revenues for TimesSelect offset in part by rental income from the lease of six floors in our new headquarters and increased commercial printing.

About Group

About Group revenues increased 16.1% to $28.7 million in the third quarter of 2008 from $24.7 million in the third quarter of 2007 and 18.8% to $85.5 million in the first nine months of 2008 compared with $72.0 million in the same period last year, primarily due to higher advertising rates and increased volume in cost-per-click advertising, as well as revenues associated with the acquisition of ConsumerSearch, Inc., a leading online aggregator and publisher of consumer product reviews acquired in May 2007.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	% Change	September 28, 2008	September 30, 2007	% Change
Operating costs
Production costs:
Raw materials	$62,645	$58,643	6.8	$182,006	$196,678	(7.5)
Wages and benefits	148,183	163,367	(9.3)	473,695	487,810	(2.9)
Other	111,418	109,952	1.3	331,508	318,421	4.1
Total production costs	322,246	331,962	(2.9)	987,209	1,002,909	(1.6)
Selling, general and administrative costs	320,929	342,503	(6.3)	1,006,392	1,029,045	(2.2)
Depreciation and amortization	33,881	51,789	(34.6)	108,454	142,871	(24.1)
Total operating costs	$677,056	$726,254	(6.8)	$2,102,055	$2,174,825	(3.3)

Production Costs

Total production costs decreased 2.9% ($9.7 million) in the third quarter of 2008 compared with the third quarter of 2007. We had lower benefits expense ($7.8 million), primarily due to a decrease in worker’s compensation, pension and other postretirement expense, and lower compensation-related costs ($7.4 million) mainly resulting from a reduced workforce and lower incentive compensation. These decreases were partially offset by higher raw materials expense ($4.0 million) due to higher newsprint paper prices.

Newsprint expense increased 2.1% in the third quarter of 2008, with 22.1% stemming from an increase in prices, offset in part by a 20.0% decrease in consumption. Newsprint prices, which had generally declined in late 2006 and most of 2007, began to increase in the fourth quarter of 2007, and have continued to increase in 2008. Newsprint suppliers have announced further price increases to take effect in the fourth quarter of 2008.

Total production costs decreased 1.6% ($15.7 million) in the first nine months of 2008 compared with the same period in 2007. We had lower raw materials expense ($14.7 million), primarily driven by a decline in newsprint consumption, lower compensation-related costs ($7.6 million), mainly resulting from a reduced workforce and a decrease in incentive compensation, and lower benefits expense ($7.0 million). These decreases were partially offset by higher content costs ($3.6 million), primarily at the About Group, and higher rent expense ($3.4 million) mainly associated with our lease of the Edison, N.J., facility until operations ceased.

Newsprint expense in the first nine months of 2008 decreased 11.5%, with 17.9% from lower consumption, offset in part by 6.4% in higher prices.

Selling, General and Administrative Costs

Total selling, general and administrative costs decreased 6.3% ($21.6 million) in the third quarter of 2008 compared with the third quarter of 2007.  We had lower compensation-related costs ($15.8 million), mainly due to lower incentive compensation and a reduced workforce, lower promotion costs ($6.6 million), lower benefits expense ($4.3 million) and professional fees ($4.2 million).  The decline in promotion costs mainly resulted from our circulation strategies to rebalance the copy mix away from less profitable circulation.  These decreases were offset in part by higher severance costs ($13.1 million), mainly due to the expected C&S closure.

Total selling, general and administrative costs decreased 2.2% ($22.7 million) in the first nine months of 2008 primarily because of lower compensation-related costs ($32.2 million), mainly due to lower incentive compensation and a reduced workforce, lower promotion costs ($12.7 million), which resulted from our circulation strategies to rebalance the copy mix away from less profitable circulation, lower benefits expense ($9.0 million),  costs in the second quarter of 2007 related to the move into our new headquarters ($5.7 million), and lower professional fees ($5.4 million).  These decreases were primarily offset by increased severance costs ($38.8 million) and stock-based compensation expense ($5.8 million).

Stock-based compensation expense increased in the first nine months of 2008 primarily because of a shift in the timing of our annual equity awards.  Historically equity awards were made in December of each year.  In early 2007, the Board of Directors elected to make annual equity awards in February of each year, beginning in February 2008, to better enable it to evaluate performance during the most recently completed fiscal year.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	% Change	September 28, 2008	September 30, 2007	% Change
Depreciation and amortization:
News Media Group	$29,459	$46,087	(36.1)	$93,882	$127,249	(26.2)
About Group	2,636	3,956	(33.4)	9,038	10,507	(14.0)
Corporate	1,786	1,746	2.3	5,534	5,115	8.2
Total depreciation and amortization	$33,881	$51,789	(34.6)	$108,454	$142,871	(24.1)

In the third quarter and first nine months of 2008, the News Media Group’s depreciation and amortization declined primarily because there was no accelerated depreciation expense in the third quarter of 2008 for assets at the Edison, N.J., printing facility, which we closed in March 2008, compared with $11.7 million of accelerated depreciation expense in the third quarter of 2007.  In the first nine months of 2008, accelerated depreciation expense totaled $5.0 million compared with $36.4 million in the same period in 2007.  The About Group’s depreciation and amortization declined in the third quarter and first nine months of 2008, mainly because an asset reached the end of its amortization period in the second quarter of 2008.

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	% Change	September 28, 2008	September 30, 2007	% Change
Operating costs:
News Media Group	$651,246	$696,499	(6.5)	$2,008,176	$2,089,354	(3.9)
About Group	17,922	18,433	(2.8)	56,067	48,840	14.8
Corporate	7,888	11,322	(30.3)	37,812	36,631	3.2
Total operating costs	$677,056	$726,254	(6.8)	$2,102,055	$2,174,825	(3.3)

News Media Group

In the third quarter of 2008, operating costs for the News Media Group decreased 6.5% ($45.3 million), mainly due to lower compensation-related costs ($21.4 million), depreciation and amortization expense ($16.6 million), benefits expense ($11.1 million) and promotion costs ($6.2 million), which were partially offset by higher severance costs ($13.4 million).

In the first nine months of 2008, operating costs decreased 3.9% ($81.2 million), mainly due to lower compensation-related costs ($38.3 million), depreciation and amortization expense ($33.4 million), raw materials expense ($14.7 million), benefits expense ($14.4 million) and promotion costs ($13.7 million), which were partially offset by higher severance costs ($38.3 million).

About Group

Operating costs for the About Group decreased 2.8% ($0.5 million) in the third quarter of 2008 primarily because of lower depreciation and amortization expense ($1.3 million), offset in part by investments in new revenue initiatives that resulted in higher professional fees ($0.4 million) and higher content costs ($0.2 million).

In the first nine months of 2008, operating costs increased 14.8% ($7.2 million) primarily because of higher content costs ($2.4 million), marketing costs ($2.0 million) and compensation-related costs ($1.2 million).  These increases were mainly due to investments in new revenue initiatives.  In addition, operating costs reflect costs from ConsumerSearch, Inc., which was acquired in May 2007, for the first nine months of 2008 and only from the date of acquisition in 2007.

Corporate

Operating costs for Corporate decreased 30.3% ($3.4 million) in the third quarter of 2008 compared with the same period last year mainly due to lower professional fees ($1.7 million) and compensation-related costs ($1.6 million).  In the first nine months of 2008, operating costs increased 3.2% ($1.2 million) primarily because of increased stock-based compensation expense due to the change in timing of our annual equity awards ($5.4 million), partially offset by lower compensation-related costs ($3.4 million).

Sale of WQEW-AM

On April 26, 2007, we sold WQEW-AM to Radio Disney, LLC (which had been providing substantially all of WQEW-AM programming through a time brokerage agreement) for $40 million.  We recognized a pre-tax gain of $39.6 million ($21.2 million after tax) in the second quarter of 2007.

Operating (Loss)/Profit

Consolidated operating (loss)/profit, by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	% Change	September 28, 2008	September 30, 2007	% Change
Operating (loss)/profit:
News Media Group	$(153,340)	$33,136	*	$(95,583)	$139,418	*
About Group	10,784	6,291	71.4	29,421	23,132	27.2
Corporate	(7,888)	(11,322)	(30.3)	(37,812)	(36,631)	3.2
Total operating (loss)/profit	$(150,444)	$28,105	*	$(103,974)	$125,919	*

* Represents a decrease in excess of 100%.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating (loss)/profit are previously discussed under “Revenues,” “Operating Costs,” “Recent Developments – Impairment of  Assets” and “–Plant Consolidation” and “Sale of WQEW-AM.”

Non-Operating Items

Joint Ventures

Net income from joint ventures totaled $6.9 million in the third quarter of 2008 compared with $5.4 million in the third quarter of 2007, and $15.3 million in the first nine months of 2008 compared with $8.0 million in the first nine months of 2007.  Higher earnings mainly resulted from stronger performance at New England Sports Ventures, LLC, which owns the Boston Red Sox, and at the paper mills in which we have investments. These increases were offset in part by the estimated $5.6 million non-cash impairment charge for Metro Boston, recorded in the third quarter of 2008.  See Note 3 of the Notes to Condensed Consolidated Financial Statements for additional information.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Interest expense	$12,222	$13,276	$37,631	$45,585
Capitalized interest	(515)	(1,594)	(1,977)	(13,717)
Interest income	(49)	(1,212)	(147)	(2,944)
Interest expense, net	$11,658	$10,470	$35,507	$28,924

Interest expense was lower in the third quarter and first nine months of 2008 compared with the comparable 2007 periods primarily due to lower average interest rates.  We had higher capitalized interest in 2007 primarily due to the construction of our new headquarters, which we began to occupy in the second quarter of 2007.  Interest income was higher in 2007 as a result of the funds we advanced to our development partner for the construction of our new headquarters.  This loan was fully repaid in October 2007.

Income Taxes

The income tax benefit for the third quarter and first nine months of 2008 was $40.4 million and $30.8 million, respectively, compared with an income tax expense of $9.0 million and $48.7 million for the third quarter and first nine months of 2007.  Our effective income tax rate was 26.0% in the third quarter and 24.8% in the first nine months of 2008 compared with 39.0% in the third quarter and 46.4% in the first nine months of 2007.

In 2008, the effective income tax rates were low because the goodwill portion of the non-cash impairment charge and losses on investments in corporate-owned life insurance policies were non-deductible for tax purposes and a change in Massachusetts state tax law had an unfavorable effect.  In 2007, the effective income tax rates were affected by the asset sales in the second quarter of 2007 (see Notes 2 and 8 of the Notes to the Condensed Consolidated Financial Statements) and an unfavorable tax adjustment for a change in New York State tax law.

Discontinued Operations

On May 7, 2007, we sold our Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million.  In 2007, we recognized a pre-tax gain on the sale of approximately $190 million (approximately $94 million after tax).  Net income from discontinued operations of $8.6 million in the third quarter of 2008 was due to a reduction in income taxes on the gain on the sale, and net loss from discontinued operations of $0.7 million in the third quarter of 2007 was due to post-closing adjustments to the gain.  The first nine months of 2008 also included post-closing adjustments to the gain on the sale.   The results of operations presented as discontinued operations are summarized in the following table.

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues	$—	$—	$—	$46,702
Operating costs	—	—	—	36,854
Pre-tax income	—	—	—	9,848
Income tax expense	—	—	—	4,095
Income from discontinued operations, net of income taxes	—	—	—	5,753
Gain/(loss) on sale, net of income taxes:
Gain/(loss) on sale, before taxes	(26)	(1,361)	(565)	189,880
Income tax (benefit)/expense	(8,637)	(690)	(8,865)	96,221
Gain/(loss) on sale, net of income taxes	8,611	(671)	8,300	93,659
Discontinued operations, net of income taxes	$8,611	$(671)	$8,300	$99,412

LIQUIDITY AND CAPITAL RESOURCES

We expect our cash balance, cash provided from operations and third-party financing, described below, to be sufficient to meet our normal operating commitments and debt service requirements, to fund planned capital expenditures, to pay dividends to our stockholders and to make any required contributions to our pension plans.

Our Board of Directors plans to review our dividend policy before the end of this year to determine what is most prudent in light of the overall market conditions.

We repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions and these repurchases may be suspended from time to time or discontinued.  During the first nine months of 2008, we did not repurchase any shares of Class A Common Stock pursuant to our stock repurchase program.  As of September 28, 2008, approximately $91 million remained from our current share repurchase authorization.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

	For the Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007
Operating Activities	$144,232	$29,074
Investing Activities	$(142,113)	$227,714
Financing Activities	$(8,862)	$(276,410)

Operating Activities

The primary source of our liquidity is cash flows from operating activities.  The key component of operating cash inflow is cash receipts from advertising customers.  Advertising has provided approximately 65% of total revenues over the past three years.  Operating cash inflows also include cash receipts from circulation sales and other revenue transactions such as news services/syndication, commercial printing, digital archives, direct mail advertising services, rental income and wholesale delivery operations, which we expect to close in January 2009 as discussed above.  Operating cash outflows include payments to employees, payments to vendors for raw materials, services and supplies, and payments of interest and income taxes.

In the first nine months of 2008, net cash provided by operating activities increased approximately $115 million compared with the same period in 2007 mainly due to higher working capital requirements in 2007 primarily driven by income taxes paid on the gains on the sales of the Broadcast Media Group and WQEW-AM in the first nine months of 2007.

Investing Activities

Cash from investing activities generally include proceeds from the sale of assets or a business.  Cash used in investing activities generally includes payments for the acquisition of new businesses, equity investments and capital expenditures, including property, plant and equipment.

In the first nine months of 2008, net cash used in investing activities of $142.1 million was primarily due to capital expenditures related to the consolidation of printing operations into our facility in College Point, N.Y., and for construction of our new headquarters.  In the first nine months of 2007, net cash provided by investing activities of $227.7 million included proceeds (approximately $706 million) from the sales of the Broadcast Media Group, WQEW-AM and Edison, N.J., assets, partially offset by payments (approximately $475 million) for capital expenditures, primarily related to the construction of our new headquarters, and for the acquisitions of the Edison, N.J., printing facility, ConsumerSearch, Inc. and UCompareHealthCare.com.

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

In the first nine months of 2008, net cash used in financing activities of $8.9 million mainly related to repayments of commercial paper (approximately $112 million) and dividend payments (approximately $100 million), partially offset by borrowings under our revolving credit agreements (approximately $203 million).  In the first nine months of 2007, net cash used in financing activities of $276.4 million mainly related to repayments of commercial paper and medium-term notes (approximately $433 million) and dividend payments (approximately $92 million), partially offset by borrowings under our revolving credit agreements (approximately $205 million) and cash received from our real estate development partner for the repayment of our loan receivable (approximately $45 million).

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We currently rely upon our revolving credit agreements for financing to supplement cash flows from operations.  Our total debt, including borrowings under revolving credit agreements and capital lease obligations, was $1.1 billion as of September 28, 2008, and, including these items and commercial paper, was $1.0 billion as of December 30, 2007.

In April 2008, Standard & Poor’s lowered its investment rating on our long-term debt to BBB- from BBB.  In October 2008, it again lowered its rating, to a below-investment grade rating of BB-, with a negative outlook, citing the effects on our operating performance of a likely U.S. recession over the immediate term accelerating secular advertising revenue declines.  In April 2008, Moody’s Investors Service downgraded our senior unsecured debt rating to Baa3 from Baa1, and in October 2008, it placed our ratings on review for a possible downgrade, also citing weakened operating performance expectations.

We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect a material increase in our current borrowing costs as a result of these ratings actions.  However, we expect that any future long-term borrowings or the extension or replacement of our short-term borrowing facilities will reflect the impact of our below investment-grade rating by Standard & Poor’s, increasing our borrowing costs, limiting our financing options, including limiting our access to the unsecured borrowing market, and subjecting us to more restrictive covenants appropriate for non-investment grade issuers.  Additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce our borrowing flexibility in the future.

Revolving Credit Agreements

Our $800.0 million revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement maturing in June 2011) are used for general corporate purposes.  In addition, these revolving credit agreements provide a facility for the issuance of letters of credit.  Any borrowings under the revolving credit agreements bear interest at specified margins based on our credit rating, over various floating rates selected by us.  The amount available under our revolving credit agreements is summarized in the following table.

(In thousands)	September 28, 2008	December 30, 2007
Revolving credit agreements	$800,000	$800,000
Less:
Amount outstanding under revolving credit agreements (weighted average interest rate of 3.1% as of September 28, 2008 and 5.3% as of December 30, 2007)	397,850	195,000
Letters of credit	35,885	24,757
Amount available under revolving credit agreements(1)	$366,265	$580,243

(1)                               Amount available under the revolving credit agreements also supports our commercial paper program, of which $111.7 million was outstanding as of December 30, 2007.

The revolving credit agreements each contain a covenant that requires a specified level of stockholders’ equity, which as defined by the agreements, does not include accumulated other comprehensive loss and excludes the impact of non-cash impairment charges.  The required levels of stockholders’ equity (as defined by the agreements) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003 for which net income is positive.  As of September 28, 2008, the amount of stockholders’ equity in excess of the required levels was approximately $564 million.

We are evaluating future financing arrangements and are in discussions with our lenders regarding the expiration of one of our credit agreements, scheduled for May 2009.  Based on these discussions, we expect that we will be able to manage our debt and credit obligations as they mature.

Commercial Paper

Because of tightening short-term credit markets in recent months and recent credit downgrades by Standard & Poor’s and Moody’s, resulting in wider interest rate spreads, we are no longer utilizing our commercial paper program and rely on our revolving credit agreements for short-term funding.  We did not have any commercial paper outstanding as of September 28, 2008, compared with $111.7 million outstanding as of December 30, 2007, with an annual weighted-average interest rate of 5.5% and an average of 10 days to maturity from original issuance.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued FAS No. 141(R), Business Combinations (“FAS 141(R)”) and FAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”).  Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value.  Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations.  FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008.  The adoption of FAS 141(R) will affect the accounting for our acquisitions that occur after the adoption date.  Based on our current structure, FAS 160 will be immaterial to our financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 30, 2007.  As of September 28, 2008, our critical accounting policies have not changed materially from December 30, 2007.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 30, 2007.  As of September 28, 2008, our contractual obligations and off-balance sheet arrangements have not materially changed from December 30, 2007.

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

By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.  Such factors include those described in “Item 1A-Risk Factors” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 30, 2007, as well as other risks and factors identified from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 30, 2007, details our disclosures about market risk.  As of September 28, 2008, there were no material changes in our market risk from December 30, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 28, 2008.  Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2008, we implemented a new system for advertising revenue and billing using SAP applications at The Boston Globe. This is part of a program to migrate our legacy advertising systems to a common SAP platform at certain of our properties.  The implementation resulted in changes to our internal control over financial reporting in order to account for modifications to our business and accounting procedures relating to advertising and billing processes.  We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting around advertising and billing during this period of change.  We expect to review and determine whether any further modifications are necessary to our internal control over financial reporting as we implement the new system into our operations at other properties, beginning in the first quarter of 2009.

There were no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than with respect to the risk factor discussed below, there have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2007.

Changes in our credit ratings and macroeconomic conditions may affect our borrowing costs, limit our financing options and reduce the flexibility of our financing in the future.

Our long-term debt is rated by Standard & Poor’s and Moody’s Investors Service.  We are currently rated below-investment grade by Standard & Poor’s, and any future long-term borrowings or the extension or replacement of our short-term borrowing facilities will reflect the negative impact of this rating, increasing our borrowing costs, limiting our financing options, including limiting our access to the unsecured borrowing market, and subjecting us to more restrictive covenants than our existing debt arrangements.  Additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce our borrowing flexibility in the future.  Such limitations on our financing options may affect our ability to fund major new acquisitions or capital intensive internal initiatives.

In addition, deteriorating economic conditions, including market disruptions, tightened credit markets and significantly wider corporate borrowing spreads, may make it more difficult or costly for us to obtain replacement financing, including in connection with the renewal of an existing revolving credit facility that expires in May 2009 and the refinancing of debt maturing in 2009 and 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        (c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
June 30, 2008 – August 3, 2008	2,228	$15.65	—	$91,386,000
August 4, 2008 – August 31, 2008	—	—	—	$91,386,000
September 1, 2008 – September 28, 2008	1,434	12.99	—	$91,386,000
Total for the third quarter of 2008(2)	3,662	$14.61	—	$91,386,000

(1) On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million.  During the third quarter of 2008, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program.  As of October 31, 2008, we had authorization from the Board to repurchase an amount of up to approximately $91 million of our Class A Common Stock.  The Board has authorized us to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

(2) Consists of 3,662 shares (2,228 shares in fiscal July and 1,434 shares in fiscal September) withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 1991 Executive Stock Incentive Plan.  The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 6. Exhibits

Exhibit No.

10.1

The New York Times Company Supplemental Executive Retirement Plan, amended effective January 1, 2009 (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 23, 2008, and incorporated by reference herein)

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

THE NEW YORK TIMES COMPANY
(Registrant)

Date: November 7, 2008	/s/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended September 28, 2008

Exhibit No.

10.1

The New York Times Company Supplemental Executive Retirement Plan, amended effective January 1, 2009 (filed as Exhibit 10.1 to the Company’s Form 8-K dated October 23, 2008, and incorporated by reference herein)

12	Ratio of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d – 14(a) Certification

31.2	Rule 13a-14(a)/15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002