Form 10-K
period 2008-12-28
NEW YORK TIMES CO
filed 2009-02-26
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2008	Commission file number 1-5837

THE NEW YORK TIMES COMPANY

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-1102020 (I.R.S. Employer Identification No.)

620 Eighth Avenue, New York, N.Y. (Address of principal executive offices)	10018 (Zip code)

Registrant's telephone number, including area code: (212) 556-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock of $.10 par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes	No

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

The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 27, 2008, the last business day of the registrant's most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $2.1 billion. As of such date, non-affiliates held 78,106 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant's common stock as of February 20, 2009, was as follows: 143,128,432 shares of Class A Common Stock and 825,634 shares of Class B Common Stock.

Documents incorporated by reference

Portions of the Proxy Statement relating to the registrant's 2009 Annual Meeting of Stockholders, to be held on April 23, 2009, are incorporated by reference into Part III of this report.

INDEX TO THE NEW YORK TIMES COMPANY 2008 ANNUAL REPORT ON FORM 10-K

	ITEM NO.

PART I			Forward-Looking Statements	1

	1		Business	1

			Introduction	1

			News Media Group	2

			Advertising Revenue	2

			The New York Times Media Group	2

			New England Media Group	4

			Regional Media Group	4

			About Group	5

			Forest Products Investments and Other Joint Ventures	5

			Raw Materials	6

			Competition	6

			Employees	7

			Labor Relations	7

	1	A	Risk Factors	8

	1	B	Unresolved Staff Comments	13

	2		Properties	13

	3		Legal Proceedings	14

	4		Submission of Matters to a Vote of Security Holders	15

			Executive Officers of the Registrant	15

PART II	5		Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16

	6		Selected Financial Data	19

	7		Management's Discussion and Analysis of Financial Condition and Results of Operations	22

	7	A	Quantitative and Qualitative Disclosures About Market Risk	47

	8		Financial Statements and Supplementary Data	48

	9		Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94

	9	A	Controls and Procedures	94

	9	B	Other Information	94

PART III	10		Directors, Executive Officers and Corporate Governance	95

	11		Executive Compensation	95

	12		Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	95

	13		Certain Relationships and Related Transactions, and Director Independence	95

	14		Principal Accountant Fees and Services	95

PART IV	15		Exhibits and Financial Statement Schedules	96

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

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results include those described in "Item 1A – Risk Factors" below as well as other risks and factors identified from time to time in our SEC filings.

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

The News Media Group consists of the following:

–  The New York Times Media Group, which includes The New York Times ("The Times"), NYTimes.com, the International Herald Tribune (the "IHT"), IHT.com, our New York City radio station, WQXR-FM, and related businesses;

–  the New England Media Group, which includes The Boston Globe (the "Globe"), Boston.com, the Worcester Telegram & Gazette, in Worcester, Massachusetts (the "T&G"), the T&G's Web site, Telegram.com and related businesses; and

–  the Regional Media Group, which includes 15 daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina, other print publications and related businesses.

The About Group consists of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.about.com.

Additionally, we own equity interests in a Canadian newsprint company, a supercalendered paper manufacturing partnership in Maine, and Metro Boston LLC ("Metro Boston"), which publishes a free daily newspaper in the greater Boston area.

In February 2008, we acquired a 25% ownership interest in quadrantONE LLC ("quadrantONE"), an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites. The Web sites of the New England and Regional Media Groups participate in this network.

We also own a 17.75% interest in New England Sports Ventures, LLC ("NESV"), which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of New England Sports Network (the regional cable sports network that televises the Red Sox games) and 50% of Roush Fenway Racing, a leading NASCAR team. In January 2009, we announced that we are exploring the possible sale of our interest in NESV.

Revenue from individual customers and revenues, operating profit and identifiable assets of foreign operations are not significant.

Business – THE NEW YORK TIMES COMPANY P.1

Our businesses are somewhat seasonal and may cause our quarterly advertising results to fluctuate. Second- and fourth-quarter advertising volume is generally higher than first- and third-quarter volume because economic activity tends to be lower during the winter and summer.

NEWS MEDIA GROUP

The News Media Group segment consists of The New York Times Media Group, the New England Media Group and the Regional Media Group.

Advertising Revenue

A significant portion of the News Media Group's revenue is derived from advertising sold in its newspapers and other publications and on its Web sites, as discussed below. We divide such advertising into three basic categories: national, retail and classified. Advertising revenue also includes preprints, which are advertising supplements. Advertising revenue information for the News Media Group appears under "Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations."

Below is a percentage breakdown by division of the News Media Group's 2008 advertising revenue:

			Classified
	National	Retail and Preprint	Help Wanted	Real Estate	Auto	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	70%	13%	4%	7%	2%	2%	15%	2%	100%
New England Media Group	29	33	8	9	9	5	31	7	100
Regional Media Group	4	56	7	11	8	7	33	7	100
Total News Media Group	51	24	5	8	4	4	21	4	100

The New York Times Media Group

The New York Times

The Times, a daily (Monday through Saturday) and Sunday newspaper, commenced publication in 1851.

Circulation

The Times is circulated in each of the 50 states, the District of Columbia and worldwide. Approximately 46% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 54% is sold elsewhere. On Sundays, approximately 41% of the circulation is sold in the greater New York City area and 59% elsewhere. According to reports filed with the Audit Bureau of Circulations ("ABC"), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2008, The Times had the largest daily and Sunday circulation of all seven-day newspapers in the United States.

The Times's average net paid weekday and Sunday circulation for the years ended December 28, 2008, and December 30, 2007, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2008	1,033.8	1,451.3
2007	1,066.6	1,529.7

The decreases in weekday and Sunday copies sold in 2008 compared with 2007 were primarily due to managed reductions in sponsored third-party sales as part of our circulation strategy. Our circulation strategy is to reduce the amount of less profitable circulation, including copies that are sold at a significant discount or sponsored by third parties, and to focus our efforts on acquisition channels that have the best retention and are the most profitable in order to achieve higher margins.

Approximately 64% of the weekday and 72% of the Sunday circulation was sold through home delivery in 2008; the remainder was sold primarily on newsstands.

P. 2 2008 ANNUAL REPORT – Business

Advertising

According to data compiled by TNS Media Intelligence, an independent agency that measures advertising sales volume and estimates advertising revenue, The Times had a 50% market share in 2008 in advertising revenue among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times. Based on recent data provided by TNS Media Intelligence, The Times believes that it ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York metropolitan area.

Production and Distribution

The Times is currently printed at its production and distribution facility in College Point, N.Y., as well as under contract at 23 remote print sites across the United States and one in Toronto, Canada.

We completed the consolidation of our New York metropolitan area printing into our newer facility in College Point, N.Y. and closed our older Edison, N.J., facility in March 2008.

In January 2009, we closed our subsidiary, City & Suburban Delivery Systems, Inc. ("City & Suburban"), which operated a wholesale distribution business that delivered The Times and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area. With this change, we moved to a distribution model similar to that of The Times's national edition and, as a result, The Times is currently delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and our own drivers. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.

NYTimes.com

The Times's Web site, NYTimes.com, reaches wide audiences across the New York metropolitan region, the nation and around the world. According to Nielsen Online, average unique visitors in the United States to NYTimes.com reached 19.5 million per month in 2008 compared with 14.7 million per month in 2007.

NYTimes.com derives its revenue primarily from the sale of advertising. Advertising is sold to both national and local customers and includes online display advertising (banners, half-page units, interactive multi-media), classified advertising (help-wanted, real estate, automotive) and contextual advertising (links supplied by Google).

NYTimes.com also includes the financial results of Baseline StudioSystems ("Baseline"), a leading online subscription database and research service for information on the film and television industries and a provider of premium film and television data to Web publishers.

International Herald Tribune

The IHT, a daily (Monday through Saturday) newspaper, commenced publishing in Paris in 1887, is printed at 35 sites throughout the world and is sold in more than 180 countries. The IHT's average circulation for the years ended December 28, 2008, and December 30, 2007, were 240,322 (estimated) and 241,625, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most of France's newspapers and magazines. The final 2008 figure will not be available until March 2009. In 2008, 60% of the circulation was sold in Europe, the Middle East and Africa, 38% was sold in the Asia Pacific region and 2% was sold in the Americas.

The IHT's Web site, IHT.com, reaches wide audiences around the world. Average unique visitors to IHT.com reached 6.7 million per month in 2008 according to Webtrends, a Web analytics provider, compared with 4.6 million per month in 2007, according to IHT's internal reports.

Other Businesses

The New York Times Media Group's other businesses include:

–  The New York Times Index, which produces and licenses The New York Times Index, a print publication,

–  Digital Archive Distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets, and

–  The New York Times News Services Division. The New York Times News Services Division is made up of Syndication Sales, which transmits articles, graphics and photographs from The Times, the Globe and other publications to over 1,500 newspapers and magazines in the United States and in more than 80 countries worldwide; Business Development, which comprises Photo Archives, Book Development, Rights & Permissions, licensing and a small publication unit; and New York Times Radio, which includes our New York City classical music radio station, WQXR-FM, and New York Times Radio News, which creates Times-branded content for a variety of audio platforms,

Business – THE NEW YORK TIMES COMPANY P.3

including features and podcasts. WQXR-FM is operated under a license from the FCC and is subject to FCC regulation. WQXR-FM's license has been renewed by the FCC for an eight-year term expiring June 1, 2014.

In March 2008, we increased our ownership interest in BehNeem, LLC ("BehNeem") to 53% and, as a result, the operating results of BehNeem are consolidated in the results of The New York Times Media Group. BehNeem licenses the Epsilen Environment, an online learning environment offering course content, assessment and communication tools.

New England Media Group

The New England Media Group comprises the Globe, Boston.com, the T&G and Telegram.com. The Globe is a daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1872. The T&G is a daily (Monday through Saturday) newspaper, which began publishing in 1866. Its Sunday companion, the Sunday Telegram, began in 1884.

Circulation

The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC, for the six-month period ended September 30, 2008, the Globe ranked first in New England for both daily and Sunday circulation volume.

The Globe's average net paid weekday and Sunday circulation for the years ended December 28, 2008, and December 30, 2007, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2008	323.9	500.0
2007	364.6	544.1

The decreases in weekday and Sunday copies sold in 2008 compared with 2007 were due in part to a directed effort to improve circulation profitability by reducing steep discounts on home-delivery copies and by decreasing the Globe's less profitable other-paid circulation (primarily hotel and third-party copies sponsored by advertisers). Last year, the Globe increased prices of daily single copy sales in February and September and daily home-delivery copies in September, which contributed to decreases in circulation in 2008.

Approximately 76% of the Globe's weekday circulation and 72% of its Sunday circulation was sold through home delivery in 2008; the remainder was sold primarily on newsstands.

The T&G, the Sunday Telegram and several Company-owned non-daily newspapers – some published under the name of Coulter Press – circulate throughout Worcester County and northeastern Connecticut. The T&G's average net paid weekday and Sunday circulation, for the years ended December 28, 2008, and December 30, 2007, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2008	80.4	93.3
2007	84.9	99.8

Advertising

The sales forces of the New England Media Group sell retail, classified and national advertising across multiple platforms, including print newspapers, online, broadcast and direct marketing vehicles, capitalizing on opportunities to deliver to national and local advertisers a broad audience in the New England region.

Production and Distribution

All editions of the Globe are printed and prepared for delivery at its main Boston plant and its Billerica, Mass., satellite plant. We are in the process of consolidating these printing facilities and expect to close the Billerica, Mass., satellite plant during the second half of 2009. Virtually all of the Globe's home-delivery circulation was done by a third-party service in 2008.

Boston.com

The Globe's Web site, Boston.com, reaches wide audiences in the New England region, the nation and around the world. According to Nielsen Online, average unique visitors in the United States to Boston.com reached 5.2 million per month in 2008 compared with 4.3 million per month in 2007.

Boston.com primarily derives its revenue from the sale of advertising. Advertising is sold to both national and local customers and includes online display advertising, classified advertising and contextual advertising.

Regional Media Group

The Regional Media Group includes 15 daily newspapers, of which 13 publish on Sunday, one paid weekly newspaper, related print and digital businesses, free weekly newspapers, and the North Bay Business Journal, a weekly publication targeting business leaders in California's Sonoma, Napa and Marin counties. In March 2008, we acquired certain assets of the Winter Haven News Chief, a regional newspaper in Winter Haven, Fla., for $2.5 million.

P.4 2008 ANNUAL REPORT – Business

The average weekday and Sunday circulation for the year ended December 28, 2008, for each of the daily newspapers of the Regional Media Group are shown below:

	Circulation			Circulation
Daily Newspapers	Daily	Sunday	Daily Newspapers	Daily	Sunday
The Gadsden Times (Ala.)	18,470	19,637	Winter Haven News Chief (Fla.)	6,447	7,046
The Tuscaloosa News (Ala.)	32,180	34,121	The Courier (Houma, La.)	17,116	18,239
TimesDaily (Florence, Ala.)	27,785	29,171	Daily Comet (Thibodaux, La.)	10,241	N/A
The Press Democrat (Santa Rosa, Calif.)	72,988	75,545	The Dispatch (Lexington, N.C.)	9,896	N/A
Sarasota Herald-Tribune (Fla.)	96,010	109,931	Times-News (Hendersonville, N.C.)	16,131	16,702
Star-Banner (Ocala, Fla.)	42,201	46,766	Wilmington Star-News (N.C.)	46,342	52,122
The Gainesville Sun (Fla.)	41,072	46,400	Herald-Journal (Spartanburg, S.C.)	40,441	49,560
The Ledger (Lakeland, Fla.)	58,796	75,416

The Petaluma Argus-Courier, in Petaluma, Calif., our only paid subscription weekly newspaper, had an average weekly circulation for the year ended December 28, 2008, of 7,021 copies. The North Bay Business Journal, a weekly business-to-business publication, had an average weekly circulation for the year ended December 28, 2008, of 4,994 copies.

ABOUT GROUP

The About Group includes the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.about.com.

About.com is one of the Web's leading producers of original content, providing users with information and advice on thousands of topics. One of the top 20 most visited Web sites in the United States in 2008, About.com has 39 million average monthly unique visitors in the United States (per Nielsen Online) and 63 million average monthly unique visitors worldwide (per About.com's internal metrics). Over 770 topical advisors or "Guides" write about more than 70,000 topics and have generated more than 2 million pieces of original content.

ConsumerSearch.com is a site that analyzes expert and user-generated consumer product reviews and recommends the best products to purchase based on the findings.

UCompareHealthCare.com is a site that provides dynamic Web-based interactive tools that enable users to measure the quality of certain healthcare services. Caloriecount.about.com is a site that offers weight management tools, social support and nutritional information to help users achieve their diet goals.

The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising that is relevant to its adjacent content and e-commerce (including sales lead generation).

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

We have ownership interests in one newsprint mill and one mill producing supercalendered paper, a polished paper used in some magazines, catalogs and preprinted inserts, which is a higher-value grade than newsprint (the "Forest Products Investments"), as well as in NESV, Metro Boston, and quadrantONE. These investments are accounted for under the equity method and reported in "Investments in Joint Ventures" in our Consolidated Balance Sheets. For additional information on our investments, see Note 7 of the Notes to the Consolidated Financial Statements.

Forest Products Investments

We have a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. ("Malbaie"). The other 51% is owned by AbitibiBowater Inc. ("AbitibiBowater"), a global manufacturer of paper, market pulp and wood products. Malbaie manufactures newsprint on the paper machine it owns within AbitibiBowater's paper mill in Clermont, Quebec. Malbaie is wholly dependent upon AbitibiBowater for its pulp, which is purchased by Malbaie from AbitibiBowater's paper mill in Clermont, Quebec. In 2008, Malbaie produced 217,000 metric tons of newsprint, of which approximately 37% was sold to us, with the balance sold to AbitibiBowater for resale.

We have a 40% equity interest in a partnership operating a supercalendered paper mill in Madison, Maine, Madison Paper Industries ("Madison"). Madison purchases the majority of its wood from local suppliers, mostly under long-term

Business – THE NEW YORK TIMES COMPANY P.5

contracts. In 2008, Madison produced 193,000 metric tons, of which approximately 7% was sold to us.

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

Other Joint Ventures

We own a 17.75% interest in NESV, which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team. In January 2009, we announced that we are exploring the possible sale of our interest in NESV.

We own a 49% interest in Metro Boston, which publishes a free daily newspaper in the greater Boston area.

In February 2008, we acquired a 25% ownership interest in quadrantONE, which is an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites. The Web sites of the New England and Regional Media Groups participate in this network.

RAW MATERIALS

The primary raw materials we use are newsprint and supercalendered paper. We purchase newsprint from a number of North American producers. A significant portion of such newsprint is purchased from AbitibiBowater, which is one of the largest publicly traded pulp and paper manufacturers in the world.

In 2008 and 2007, we used the following types and quantities of paper (all amounts in metric tons):

	Newsprint		Coated, Supercalendered and Other Paper
	2008	2007	2008	2007
The New York Times Media Group(1,2)	187,000	226,000	25,800	30,400
New England Media Group(1,2)	75,000	85,000	3,200	3,700
Regional Media Group	55,000	70,000	—	—
Total	317,000	381,000	29,000	34,100

(1)  The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine, T: The New York Times Style Magazine and the Globe's Sunday Magazine.

(2)  In the third quarter of 2007, The Times decreased the size of its printed page from 13.5 by 22 inches to 12 by 22 inches. The Globe and the T&G decreased the size of their printed pages from 12.5 by 22 inches to 12 by 22 inches at the end of 2007.

The paper used by The New York Times Media Group, the New England Media Group and the Regional Media Group was purchased from unrelated suppliers and related suppliers in which we hold equity interests (see "Forest Products Investments").

As part of our continuing efforts to reduce our newsprint consumption, we have reduced the size of the majority of our newspapers across the Company since 2007.

COMPETITION

Our media properties and investments compete for advertising and consumers with other media in their respective markets, including paid and free newspapers, Web sites, broadcast, satellite and cable television, broadcast and satellite radio, magazines, direct marketing and the Yellow Pages. Competition for advertising is generally based upon audience levels and demographics, price, service and advertising results, while competition for circulation and readership is generally based upon format, content, quality, service and price.

The Times competes for advertising and circulation primarily with national newspapers such as The Wall Street Journal and USA Today, newspapers of general circulation in New York City and its

P.6 2008 ANNUAL REPORT – Business

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

About.com competes for advertising and traffic with large-scale portals, such as AOL, MSN, and Yahoo!. About.com also competes with targeted Web sites whose content overlaps with that of its individual channels, such as WebMD, CNET, Wikipedia and iVillage.

NESV competes in the Boston (and through its interest in Roush Fenway Racing, in the national) consumer entertainment market, primarily with other professional sports teams and other forms of live, film and broadcast entertainment.

Baseline competes with other online database and research services that provide information on the film and television industries and provide film and television data to Web publishers, such as IMDb.com, Tribune Media Services, All Media Guide and Muze.

EMPLOYEES

As of December 28, 2008, we had approximately 9,346 full-time equivalent employees.

Employees
The New York Times Media Group(1)	4,076
New England Media Group	2,394
Regional Media Group	2,216
About Group	235
Corporate/Shared Services	425
Total Company	9,346

(1)  In January 2009, we closed City & Suburban, which led to a reduction of approximately 500 full-time equivalent employees.

Labor Relations

As of December 28, 2008, approximately 2,400 full-time equivalent employees of The Times and NYTimes.com were represented by 10 unions with 12 labor agreements. In January 2009, we closed City & Suburban, which affected employees who were represented by two unions. Approximately 1,350 full-time equivalent employees of the Globe are represented by 10 unions with 12 labor agreements. Collective bargaining agreements, covering the following categories of employees, with the expiration dates noted below, are either in effect or have expired, and negotiations for new contracts are ongoing. We cannot predict the timing or the outcome of the various negotiations described below.

	Employee Category	Expiration Date
The Times and	Machinists	March 30, 2009
NYTimes.com	Electricians	March 30, 2009
	Building maintenance employees	May 31, 2009
	Mailers	March 30, 2011
	New York Newspaper Guild	March 30, 2011
	Paperhandlers	March 30, 2014
	Typographers	March 30, 2016
	Pressmen	March 30, 2017
	Stereotypers	March 30, 2017
	Drivers	March 30, 2020

Business – THE NEW YORK TIMES COMPANY P.7

	Employee Category	Expiration Date
The Globe	Garage mechanics	December 31, 2004 (expired)
	Machinists	December 31, 2007 (expired)
	Engravers	December 31, 2007 (expired)
	Technical services group	December 31, 2009
	Boston Newspaper Guild (representing non-production employees)	December 31, 2009
	Drivers	December 31, 2010
	Typographers	December 31, 2010
	Boston Mailers Union	December 31, 2010
	Paperhandlers	December 31, 2010
	Warehouse employees	December 31, 2010
	Electricians	December 31, 2012
	Pressmen	December 31, 2012

The IHT has approximately 330 employees worldwide, including approximately 200 located in France, whose terms and conditions of employment are established by a combination of French National Labor Law, industry-wide collective agreements and company-specific agreements.

New York Times Radio also has unions representing some of its employees.

Approximately one-third of the 540 full-time equivalent employees of the T&G are represented by four unions. Labor agreements with production unions expire on August 31, 2009, October 8, 2009 and November 30, 2016. The labor agreements with the Providence Newspaper Guild, representing newsroom and circulation employees, expired on August 31, 2007, and negotiations for new contracts are ongoing.

Of the approximately 260 full-time equivalent employees at The Press Democrat, 84 are represented by three unions. The labor agreement with the Pressmen expired on December 31, 2008, and negotiations for a new contract are ongoing. The labor agreement with the Newspaper Guild expires on December 31, 2011 and the labor agreement with the Teamsters, which represents certain employees in the circulation department, expires on June 30, 2011.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K. Our business, financial condition or results of operations could be materially adversely affected by any or all of these risks or by other risks that we currently cannot identify.

Declines in economic conditions in the United States, the regions in which we operate and specific economic sectors have adversely affected and are expected to continue to adversely affect our advertising revenues.

Advertising spending, which drives a significant portion of our revenues, is sensitive to economic conditions. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, as well as in Florida and California, affect the levels of our retail, national and classified advertising revenue. Negative economic conditions, including a recession or market disruptions, in these and other markets have adversely affected and are expected to continue to adversely affect our level of advertising revenues, and a failure of economic conditions to improve in such markets could adversely affect our business, financial condition and results of operations.

Our advertising revenues are affected by economic and competitive changes in significant advertising categories. These revenues may be adversely affected if key advertisers change their advertising practices, as a result of continuing or deepening softness in the economy, shifts in spending patterns or priorities, structural changes, such as consolidations, or the cessation of operations. Help-wanted, real estate and automotive classified listings, which are important categories at all of our newspaper properties, have declined as less expensive or free online alternatives have proliferated and as a result of economic changes, such as the local and nationwide downturn in the housing markets.

All of our businesses face substantial competition for advertisers.

We face formidable competition for advertising revenue in our various markets from free and paid newspapers, magazines, Web sites, television, radio, other forms of media, direct marketing and the Yellow Pages. Competition for advertising is generally based on audience levels and demographics, price, service and advertising results. Competition from all of these media and services affects our ability

P. 8 2008 ANNUAL REPORT – Risk Factors

to attract and retain advertisers and consumers and to maintain or increase our advertising rates.

This competition has intensified as a result of the continued developments of digital media technologies. Distribution of news, entertainment and other information over the Internet, as well as through mobile phones and other devices, continues to increase in popularity. These technological developments are increasing the number of media choices available to advertisers and audiences. As media audiences fragment, we expect advertisers to allocate larger portions of their advertising budgets to digital media, such as Web sites and search engines, which can offer more measurable returns than traditional print media through pay-for-performance and keyword-targeted advertising.

In addition, a secular shift from print advertising to online alternatives that feature help-wanted, real estate and/or automotive listings has contributed and may continue to contribute to significant declines in print advertising. We are aggressively developing online offerings through internal growth, acquisitions and strategic relationships. However, we will experience a decline in advertising revenues if we are unable to attract advertising to our Web sites in volumes or at rates sufficient to offset declines in print advertising.

If we are not successful in growing our digital businesses, our business, financial condition and prospects will be adversely affected.

Our growth depends to a significant degree upon the development of our digital businesses. The ability of our digital businesses to grow and succeed over the long term depends on various factors, among other things:

–  significantly increasing our online traffic and attracting and retaining a base of frequent visitors to our Web sites, which may be adversely affected by search engines (including Google, the primary search engine directing traffic to the Web sites of the About Group and many of our other sites) changing the algorithms responsible for directing search queries to Web pages;

–  attracting advertisers to our Web sites, which depends partly on our ability to generate online traffic and partly on the rate at which users click through on advertisements, which may be adversely affected by the development of new technologies to block the display of our advertisements;

–  maintaining or increasing the advertising rates of the inventory on our Web sites amid significant increases in inventory in the marketplace, which may depend on the market position of our brands and the market position and growth of advertising networks and exchange-based advertising marketplaces;

–  exploiting new and existing technologies to distinguish our products and services from those of our competitors and developing new content, products and services, which may move in unanticipated directions due to the development of competitive alternatives, rapid technological change, regulatory changes and shifting market preferences;

–  investing funds and resources in online opportunities, in which some of our existing competitors and possible additional entrants may have greater operational, financial and other resources than we do or may be better positioned to compete for certain opportunities;

–  maintaining and forming strategic relationships to attract more consumers, which depend on the efforts of our partners, fellow investors and licensees that may be beyond our control; and

–  attracting and retaining talent for critical positions.

Even if we continue to develop our digital businesses, we may not be successful in generating or increasing revenue from our digital businesses at the rate experienced in the last few years, due to increasing competition and current economic conditions. If we are not successful in maintaining or growing revenues from our digital businesses to offset continued or accelerating declines in revenues from our print products, our business, financial condition and prospects will be adversely affected.

Decreases, or slow growth, in circulation adversely affect our circulation and advertising revenues.

Advertising and circulation revenues are affected by circulation and readership levels of our newspaper properties. Competition for circulation and readership is generally based upon format, content, quality, service and price. In recent years, our newspaper properties, and the newspaper industry as a whole, have experienced difficulty maintaining or increasing print circulation volume. This is due to, among other factors, increased competition from new media formats and sources other than traditional newspapers (often free to users), declining discretionary spending by consumers affected by negative economic conditions, high subscription and newsstand rates, and a growing preference among some consumers to receive all or a portion of their news other than from a newspaper. These factors could also affect our ability to institute circulation price increases for our print products.

Risk Factors – THE NEW YORK TIMES COMPANY P.9

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

Seasonal variations cause our quarterly advertising revenues to fluctuate.

Advertising spending is generally higher in the second and fourth quarters and lower in the first and third quarters as consumer activity slows during those periods. If a short-term negative impact on our business were to occur during a time of high seasonal demand, there could be a disproportionate effect on the operating results of that business for the year.

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

Our long-term debt is rated by Standard & Poor's and Moody's Investors Service. We are currently rated below-investment grade by both rating agencies, and any future long-term borrowings or the extension or replacement of our short-term borrowing facilities will reflect the negative impact of these ratings, increasing our borrowing costs, limiting our financing options, including limiting our access to the unsecured borrowing market, and subjecting us to more restrictive covenants than our existing debt arrangements. Additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce our borrowing flexibility in the future. Such limitations on our financing options may affect our ability to refinance existing debt or fund major new acquisitions or capital intensive internal initiatives.

In addition, deteriorating economic conditions, including a recession, market disruptions, tightened credit markets and significantly wider corporate borrowing spreads, may make it more difficult or costly for us to finance significant transactions or obtain replacement financing for our existing debt.

If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

We have taken steps to lower our costs by reducing staff and employee benefits, implementing general cost-control measures, and expect to continue these cost-control efforts. If we do not achieve expected savings as a result or if our operating costs increase as a result of our strategic initiatives, our total operating costs may be greater than anticipated. Although we believe that appropriate steps have been and are being taken to implement cost-control efforts, if not managed properly, such efforts may affect the quality of our products and our ability to generate future revenue. Reductions in staff and employee compensation and benefits could also adversely affect our ability to attract and retain key employees. In addition, we operate with significant operating leverage. Significant portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. As a result, we are limited in our ability to reduce costs in the short term. If we are not able to implement further cost control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, we may experience a higher percentage decline in our income from continuing operations.

A significant increase in the price of newsprint, or limited availability of newsprint supply, would have an adverse effect on our operating results.

The cost of raw materials, of which newsprint is the major component, represented 9% of our total costs in 2008. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

–  consolidation in the North American newsprint industry, which has reduced the number of suppliers;

P.10 2008 ANNUAL REPORT – Risk Factors

–  declining newsprint supply as a result of paper mill closures and conversions to other grades of paper; and

–  the adverse impact on supplier profitability, due to various factors, including increases in significant operating expenses, such as raw material and energy costs, and a stronger Canadian dollar, which adversely affects Canadian suppliers, whose costs are incurred in Canadian dollars but whose newsprint sales are priced in U.S. dollars.

In addition, we rely on our suppliers for deliveries of newsprint. The availability of our newsprint supply may be affected by various factors, including strikes and other disruptions that may affect deliveries of newsprint.

If newsprint prices increase significantly or we experience significant disruptions in the availability of our newsprint supply in the future, our operating results will be adversely affected.

A significant number of our employees are unionized, and our business and results of operations could be adversely affected if labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.

More than 40% of our full-time work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Although we have in place long-term contracts for a substantial portion of our unionized work force, our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise or if we are unable to negotiate labor contracts on reasonable terms, our ability to produce and deliver our most significant products could be impaired. In addition, our ability to make short-term adjustments to control compensation and benefits costs, rebalance our portfolio of businesses or otherwise adapt to changing business needs may be limited by the terms of our collective bargaining agreements.

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

Each year, we evaluate the various components of our portfolio in connection with annual impairment testing, and we may record a non-cash charge if the financial statement carrying value of an asset is in excess of its estimated fair value. Fair value could be adversely affected by changing market conditions within our industry. An impairment charge would adversely affect our reported earnings.

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

Divestitures also have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, and potential post-closing claims for indemnification. In addition, current economic conditions may result in fewer potential bidders and unsuccessful sales efforts. Expected costs savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to our fixed cost structure.

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

Sustained increases in costs of providing pension and employee health and welfare benefits may adversely affect our operations, financial condition and liquidity.

Employee benefits, including pension expense, account for approximately 8% of our total operating costs. As a result, our profitability is significantly

Risk Factors – THE NEW YORK TIMES COMPANY P.11

affected by costs of pension benefits and other employee benefits. We have funded, qualified non-contributory defined benefit retirement plans that cover substantially all employees, and non-contributory unfunded supplemental executive retirement plans that supplement the coverage available to certain executives. Two significant elements in determining pension income or pension expense are the discount rate used in projecting benefit obligations and the expected return on plan assets. A lower discount rate driven by lower interest rates would increase our pension expense by increasing the calculated value of our liabilities. If our expected return on plan assets is not achieved, as was the case in 2008 because of significant declines in the equity markets, our pension expense and cash contributions to the pension plans would increase. In 2008, as a result of significant equity declines, our qualified pension plans moved from a fully funded to underfunded status. If the equity markets do not sufficiently recover, the discount rate does not increase or there is no legislative relief, we will be obligated to make substantial contributions in future years to fund this deficiency. A significant increase in our obligation to make contributions to our pension plans would reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and liquidity.

Due to our participation in multi-employer plans, we may have exposures under those plans that extend beyond what our obligations would be with respect to our employees.

We participate in various multi-employer pension plans that cover our union employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Contributions to these funds could increase as a result of a shrinking contribution base as a result of the insolvency or withdrawal of other companies who currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In addition, in the event that we withdraw or partially withdraw from participation in one of these multi-employer plans, applicable law could require us to make additional contributions to the plans. Our withdrawal liability for any multi-employer plan will depend on the extent of that plan's funding of vested benefits. If a multi-employer plan is reported to have significant underfunded liabilities, such underfunding could increase the size of our potential withdrawal liability.

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, our assets may lose value.

Our business depends on our intellectual property, including our valuable brands, content, services and internally developed technology, which we attempt to protect through a combination of copyright, trade secret, patent and trademark law and contractual restrictions, such as confidentiality agreements. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our content, services, technology and other intellectual property, and we cannot be certain that the steps we have taken will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights. In addition, laws may vary from country to country and it may be more difficult to protect and enforce our intellectual property rights in some foreign jurisdictions or in a cost-effective manner. If we are unable to procure, protect and enforce our intellectual property rights, we may not realize the full value of these assets, and our business may suffer. If we must litigate in the United States or elsewhere to enforce our intellectual property rights or determine the validity and scope of the proprietary rights of others, such litigation may be costly and divert the attention of our management.

Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, through a family trust, and this control could create conflicts of interest or inhibit potential changes of control.

We have two classes of stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock are entitled to elect 30% of the Board of Directors and to vote, with holders of Class B Common Stock, on the reservation of shares for equity grants, certain material acquisitions and the ratification of the selection of our auditors. Holders of Class B Common Stock are entitled to elect the remainder of the Board and to vote on all other matters. Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, who purchased The Times in 1896. A family trust holds approximately 89% of the Class B Common Stock. As a result, the trust has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock. Under the terms of the trust agreement, trustees are directed to retain the Class B

P. 12 2008 ANNUAL REPORT – Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The general character, location, terms of occupancy and approximate size of our principal plants and other materially important properties as of December 28, 2008, are listed below.

General Character of Property	Approximate Area in Square Feet (Owned)		Approximate Area in Square Feet (Leased)
News Media Group
Printing plants, business and editorial offices, garages and warehouse space located in:
New York, N.Y.	828,000	(1)	148,800
College Point, N.Y.	—		570,000	(2)
Boston, Mass.	703,000		—
Billerica, Mass.	290,000	(3)	—
Other locations	1,457,000		700,000
About Group	—		53,000
Total	3,278,000		1,471,800

(1)  The 828,000 square feet consists of gross square footage allocated to us in our New York headquarters building. We own a leasehold condominium interest representing approximately 58% of the New York headquarters building.

(2)  We are leasing a 31-acre site in College Point, N.Y., where The Times's printing and distribution plant is located, and have the option to purchase the property at any time before the end of the lease in 2019. As part of the consolidation of The Times's printing operations and the related closure of The Times's printing facility in Edison, N.J., we expanded the facility in College Point, N.Y. in 2008.

(3)  We are in the process of consolidating the Globe's printing operations in Billerica, Mass. into the Globe's facility in Boston, Mass., which we expect to complete during the second half of 2009.

Our New York headquarters building, which is located in the Times Square area, consists of approximately 1.54 million gross square feet, of which approximately 828,000 gross square feet of space was allocated to us. We own a leasehold condominium interest representing approximately 58% of the New York headquarters building, and FC Eighth Ave., LLC ("FC") owns a leasehold condominium interest representing approximately 42%.

We and FC have 99-year subleases, beginning December 2001, with a New York State agency with respect to our respective portions of the New York headquarters building ("Ground Subleases"). Under the terms of the Ground Subleases, no fixed rent is payable, but we and FC, respectively, must make payments in lieu of real estate taxes ("PILOT") and make certain other payments over the term of the Ground Subleases. We and FC receive credits for allocated excess site acquisition costs against 85% of the PILOT payments. The Ground Subleases give us and FC, or our respective designees, the option to purchase the building, which option must be exercised jointly, at any time after December 31, 2032 for nominal consideration. Pursuant to the condominium declaration, we

Properties – THE NEW YORK TIMES COMPANY P.13

have the sole right to determine when the purchase option will be exercised, provided that FC may require the exercise of the purchase option if we have not done so within five years before the expiration of the 99-year terms of the Ground Subleases.

In December 2008, we announced that we have begun a process to secure financing for up to $225 million in the form of a sale-leaseback for a portion of the New York headquarters building that we own.

We have leased to a third party six floors in our portion of the New York headquarters building, totaling approximately 185,000 rentable square feet.

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

P. 14 2008 ANNUAL REPORT – Legal Proceedings

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since		Recent Position(s) Held as of February 26, 2009 (except as noted)
Corporate Officers
Arthur Sulzberger, Jr.	57	1978		Chairman (since 1997) and Publisher of The Times (since 1992)
Janet L. Robinson	58	1983		President and Chief Executive Officer (since 2005); Executive Vice President and Chief Operating Officer (2004); Senior Vice President, Newspaper Operations (2001 to 2004); President and General Manager of The Times (1996 to 2004)
Michael Golden	59	1984		Vice Chairman (since 1997); Publisher of the IHT (2003 to January 2008); Senior Vice President (1997 to 2004)
James M. Follo	49	2007		Senior Vice President and Chief Financial Officer (since 2007); Chief Financial and Administrative Officer, Martha Stewart Living Omnimedia, Inc. (2001 to 2006)
Martin A. Nisenholtz	53	1995		Senior Vice President, Digital Operations (since 2005); Chief Executive Officer, New York Times Digital (1999 to 2005)
David K. Norton	53	2006		Senior Vice President, Human Resources (since 2006); Vice President, Human Resources, Starwood Hotels & Resorts, and Executive Vice President, Starwood Hotels & Resorts Worldwide, Inc. (2000 to 2006)
R. Anthony Benten	45	1989		Senior Vice President, Finance (since April 2008); Corporate Controller (since 2007); Vice President (2003 to April 2008); Treasurer (2001 to 2007)
Kenneth A. Richieri	57	1983		Senior Vice President (since 2007), General Counsel (since 2006) and Secretary (since May 2008); Vice President (2002 to 2007); Deputy General Counsel (2001 to 2005); Vice President and General Counsel, New York Times Digital (1999 to 2003)
Operating Unit Executives
P. Steven Ainsley	56	1982		Publisher of The Globe (since 2006); President and Chief Operating Officer, Regional Media Group (2003 to 2006)
Scott H. Heekin-Canedy	57	1987	(1)	President and General Manager of The Times (since 2004); Senior Vice President, Circulation of The Times (1999 to 2004)
Mary Jacobus	52	2005	(2)	President and Chief Operating Officer, Regional Media Group (2006 to February 2009); President and General Manager, The Globe (2005 to 2006); President and Chief Executive Officer, Fort Wayne Newspapers and Publisher, News Sentinel (2002 to 2005)

(1)  Mr. Heekin-Canedy left the Company in 1989 and returned in 1992.

(2)  Ms. Jacobus passed away on February 20, 2009.

Executive Officers – THE NEW YORK TIMES COMPANY P.15

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of February 20, 2009, was as follows: Class A Common Stock: 7,659; Class B Common Stock: 30.

Both classes of our common stock participate equally in our quarterly dividends. In 2008, dividends were paid in the amount of $.23 per share in March, June and September and in the amount of $.06 per share in December. In 2007, dividends were paid in the amount of $.175 in March and in the amount of $.23 per share in June, September and December. On February 19, 2009, we announced that our Board of Directors voted to suspend the quarterly dividend on our Class A and Class B Common Stock. This decision was intended to provide us with additional financial flexibility given the current economic environment and uncertain business outlook. The decision to pay a dividend in future periods and the appropriate level of dividends will be considered by our Board of Directors on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant.

The following table sets forth, for the periods indicated, the closing high and low sales prices for the Class A Common Stock as reported on the New York Stock Exchange.

Quarters	2008		2007
	High	Low	High	Low
First Quarter	$21.07	$14.48	$26.40	$22.90
Second Quarter	20.88	15.60	26.55	23.40
Third Quarter	15.64	12.16	24.83	19.22
Fourth Quarter	14.82	5.34	20.65	16.45

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options	29,439,000	(1)	$39	6,772,000	(2)
Employee Stock Purchase Plan	—		—	7,876,000	(3)
Stock awards	874,000	(4)	—	239,000	(5)
Total	30,313,000		—	14,887,000
Equity compensation plans not approved by security holders	None		None	None

(1)  Includes shares of Class A Common Stock to be issued upon exercise of stock options granted under our 1991 Executive Stock Incentive Plan (the "NYT Stock Plan"), our Non-Employee Directors' Stock Option Plan and our 2004 Non-Employee Directors' Stock Incentive Plan (the "2004 Directors' Plan").

(2)  Includes shares of Class A Common Stock available for future stock options to be granted under the NYT Stock Plan and the 2004 Directors' Plan. The 2004 Directors' Plan provides for the issuance of up to 500,000 shares of Class A Common Stock in the form of stock options or restricted stock awards. The amount reported for stock options includes the aggregate number of securities remaining (approximately 292,000 as of December 28, 2008) for future issuances under that plan.

(3)  Includes shares of Class A Common Stock available for future issuance under our Employee Stock Purchase Plan.

(4)  Includes shares of Class A Common Stock to be issued upon conversion of restricted stock units and retirement units under the NYT Stock Plan.

(5)  Includes shares of Class A Common Stock available for stock awards under the NYT Stock Plan.

P.16 2008 ANNUAL REPORT – Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PERFORMANCE PRESENTATION

The following graph shows the annual cumulative total stockholder return for the five years ending December 31, 2008, on an assumed investment of $100 on December 31, 2003, in the Company, the Standard & Poor's S&P 500 Stock Index and an index of peer group communications companies. The peer group returns are weighted by market capitalization at the beginning of each year. The peer group is comprised of the Company and the following other communications companies: Gannett Co., Inc., Media General, Inc., The McClatchy Company and The Washington Post Company. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming monthly reinvestment of dividends, and (ii) the difference between the issuer's share price at the end and the beginning of the measurement period by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.

Stock Performance Comparison Between S&P 500, The New York Times
Company's Class A Common Stock and Peer Group Common Stock

UNREGISTERED SALES OF EQUITY SECURITIES

During 2008, we did not issue any shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares.

Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – THE NEW YORK TIMES COMPANY P.17

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares of Class A Common Stock Purchased (a)		Average Price Paid Per Share of Class A Common Stock (b)	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs (d)
September 29, 2008- November 2, 2008	—		–	—	$91,386,000
November 3, 2008- November 30, 2008	658		$13.86	—	$91,386,000
December 1, 2007- December 28, 2008	21,621		$7.03	—	$91,386,000
Total for the fourth quarter of 2008	22,279	(2)	$7.23	—	$91,386,000

(1)  Except as otherwise noted, all purchases were made pursuant to our publicly announced share repurchase program. On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million. As of February 20, 2009, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

(2)  Includes 22,279 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under the NYT Stock Plan. The shares were repurchased by us pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

P. 18 2008 ANNUAL REPORT – Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes. The Broadcast Media Group's results of operations have been presented as discontinued operations, and certain assets and liabilities are classified as held for sale for all periods presented before the Group's sale in 2007 (see Note 5 of the Notes to the Consolidated Financial Statements). The page following the table shows certain items included in Selected Financial Data. All per share amounts on that page are on a diluted basis. All fiscal years presented in the table below comprise 52 weeks, except 2006, which comprises 53 weeks.

	As of and for the Years Ended
(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006	December 25, 2005	December 26, 2004
Statement of Operations Data
Revenues	$2,948,856	$3,195,077	$3,289,903	$3,231,128	$3,159,412
Operating costs	2,791,613	2,928,070	2,996,081	2,911,578	2,696,799
Impairment of assets	197,879	11,000	814,433	–	–
Net loss on sale of assets	—	68,156	–	–	–
Gain on sale of WQEW-AM	—	39,578	–	–	–
Gain on sale of assets	—	–	–	122,946	–
Operating (loss)/profit	(40,636)	227,429	(520,611)	442,496	462,613
Interest expense, net	47,790	39,842	50,651	49,168	41,760
(Loss)/income from continuing operations before income taxes and minority interest	(71,364)	184,969	(551,922)	407,546	429,305
(Loss)/income from continuing operations	(66,139)	108,939	(568,171)	243,313	264,985
Discontinued operations, net of income taxes – Broadcast Media Group	8,300	99,765	24,728	15,687	22,646
Cumulative effect of a change in accounting principle, net of income taxes	—	–	–	(5,527)	–
Net (loss)/income	$(57,839)	$208,704	$(543,443)	$253,473	$287,631
Balance Sheet Data
Property, plant and equipment – net	$1,353,619	$1,468,013	$1,375,365	$1,401,368	$1,308,903
Total assets	3,401,680	3,473,092	3,855,928	4,564,078	3,994,555
Total debt(1)	1,059,375	1,034,979	1,445,928	1,396,380	1,058,847
Stockholders' equity	503,963	978,200	819,842	1,450,826	1,354,361

(1)  Includes commercial paper, borrowings under revolving credit agreements, capital lease obligations and construction loan.

Selected Financial Data – THE NEW YORK TIMES COMPANY P.19

	As of and for the Years Ended
(In thousands, except ratios and per share and employee data)	December 28, 2008	December 30, 2007	December 31, 2006	December 25, 2005	December 26, 2004
Per Share of Common Stock
Basic (loss)/earnings per share
(Loss)/income from continuing operations	$(0.46)	$0.76	$(3.93)	$1.67	$1.80
Discontinued operations, net of income taxes – Broadcast Media Group	0.06	0.69	0.17	0.11	0.15
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(0.04)	—
Net (loss)/income	$(0.40)	$1.45	$(3.76)	$1.74	$1.95
Diluted (loss)/earnings per share
(Loss)/income from continuing operations	$(0.46)	$0.76	$(3.93)	$1.67	$1.78
Discontinued operations, net of income taxes – Broadcast Media Group	0.06	0.69	0.17	0.11	0.15
Cumulative effect of a change in accounting principle, net of income taxes	–	–	–	(0.04)	–
Net (loss)/income	$(0.40)	$1.45	$(3.76)	$1.74	$1.93
Dividends per share	$.750	$.865	$.690	$.650	$.610
Stockholders' equity per share	$3.51	$6.79	$5.67	$9.95	$9.07
Average basic shares outstanding	143,777	143,889	144,579	145,440	147,567
Average diluted shares outstanding	143,777	144,158	144,579	145,877	149,357
Key Ratios
Operating (loss)/profit to revenues	–1%	7%	–16%	14%	15%
Return on average common stockholders' equity	–8%	23%	–48%	18%	21%
Return on average total assets	–2%	6%	–13%	6%	7%
Total debt to total capitalization	68%	51%	64%	49%	44%
Current assets to current liabilities(1)	.60	.68	.91	.95	.84
Ratio of earnings to fixed charges(2)	–	3.75	–	6.22	8.11
Full-Time Equivalent Employees	9,346	10,231	11,585	11,965	12,300

(1)  The current assets to current liabilities ratio is higher in years prior to 2007 because of the inclusion of the Broadcast Media Group's assets as held for sale in current assets.

(2)  In 2008, earnings were inadequate to cover fixed charges by approximately $55 million as a result of non-cash impairment charges of $197.9 million ($128.0 million after tax). In 2006, earnings were inadequate to cover fixed charges by approximately $573 million as a result of a non-cash impairment charge of $814.4 million ($735.9 million after tax).

P. 20 2008 ANNUAL REPORT – Selected Financial Data

The items below are included in the Selected Financial Data.

2008

The items below had an unfavorable effect on our results of $180.1 million or $1.24 per share:

–  a $160.4 million pre-tax, non-cash charge ($109.3 million after tax, or $.76 per share) for the impairment of goodwill and other intangible assets at the New England Media Group.

–  an $81.0 million pre-tax charge ($46.2 million after tax, or $.32 per share) for severance costs.

–  a $19.2 million pre-tax, non-cash charge ($10.7 million after tax, or $.07 per share) for the impairment of an intangible asset at the IHT, whose results are included in The New York Times Media Group.

–  an $18.3 million pre-tax, non-cash charge ($10.4 million after tax or $.07 per share) for the impairment of assets for a systems project.

–  a $5.6 million pre-tax, non-cash charge ($3.5 million after tax, or $.02 per share) for the impairment of our 49% ownership interest in Metro Boston.

2007

The items below increased net income by $18.8 million or $.13 per share:

–  a $190.0 million pre-tax gain ($94.0 million after tax, or $.65 per share) from the sale of the Broadcast Media Group.

–  a $68.2 million net pre-tax loss ($41.3 million after tax, or $.29 per share) from the sale of assets, mainly our Edison, N.J., facility.

–  a $42.6 million pre-tax charge ($24.4 million after tax, or $.17 per share) for accelerated depreciation of certain assets at the Edison, N.J., facility, which we closed in March 2008.

–  a $39.6 million pre-tax gain ($21.2 million after tax, or $.15 per share) from the sale of WQEW-AM.

–  a $35.4 million pre-tax charge ($20.2 million after tax, or $.14 per share) for severance costs.

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

–  a $34.3 million pre-tax charge ($19.6 million after tax, or $.14 per share) for severance costs.

–  a $20.8 million pre-tax charge ($11.5 million after tax, or $.08 per share) for accelerated depreciation of certain assets at our Edison, N.J., facility.

–  a $14.3 million increase in pre-tax income ($8.3 million after tax, or $.06 per share) related to the additional week in our 2006 fiscal calendar.

–  a $7.8 million pre-tax loss ($4.3 million after tax, or $.03 per share) from the sale of our 50% ownership interest in Discovery Times Channel, which we sold in October 2006.

2005

The items below increased net income by $5.6 million or $.04 per share:

–  a $122.9 million pre-tax gain resulting from the sales of our previous headquarters ($63.3 million after tax, or $.43 per share) as well as property in Florida ($5.0 million after tax, or $.03 per share).

–  a $57.8 million pre-tax charge ($35.3 million after tax, or $.23 per share) for severance costs.

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

Selected Financial Data – THE NEW YORK TIMES COMPANY P.21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 28, 2008, and results of operations for the three years ended December 28, 2008. This item should be read in conjunction with our consolidated financial statements and the related notes included in this Annual Report.

EXECUTIVE OVERVIEW

We are a diversified media company that currently includes newspapers, Internet businesses, a radio station, investments in paper mills and other investments. Our segments and divisions are:

News Media Group

- The New York Times Media Group, including:
  - The New York Times,
  - NYTimes.com,
  - the International Herald Tribune and IHT.com,
  - WQXR-FM and
  - related businesses
- New England Media Group, including:
  - The Boston Globe,
  - Boston.com,
  - the Worcester Telegram & Gazette and Telegram.com and
  - related businesses
- Regional Media Group, including:
  - 15 daily newspapers,
  - other print publications and
  - related businesses

About Group

- About.com
- ConsumerSearch.com
- UCompareHealthCare.com
- Caloriecount.about.com

Our revenues were $2.9 billion in 2008. The percentage of revenues contributed by division is below.

News Media Group

The News Media Group generates revenues principally from print, online and radio advertising and through circulation. Other revenues, which make up the remainder of its revenues, primarily consist of revenues from news services/syndication, commercial printing, digital archives, direct mail advertising services, rental income and wholesale delivery operations, which we closed in January 2009. The News Media Group's main operating costs are employee-related costs and raw materials, primarily newsprint.

P. 22 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

News Media Group revenues in 2008 by category and percentage share are below.

About Group

The About Group principally generates revenues from cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising that is relevant to its adjacent content, and e-commerce (including sales lead generation). Almost all of its revenues (93% in 2008) are derived from the sale of advertisements (cost-per-click and display advertising). Cost-per-click advertising accounted for 56% of the About Group's total advertising revenues. The About Group's main operating costs are employee-related costs and content and hosting costs.

Joint Ventures

Our investments accounted for under the equity method are as follows:

–  a 49% interest in Metro Boston, which publishes a free daily newspaper in the greater Boston area,

–  a 49% interest in a Canadian newsprint company, Malbaie,

–  a 40% interest in a partnership, Madison, operating a supercalendered paper mill in Maine,

–  a 25% interest in quadrantONE, an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites and

–  a 17.75% interest in NESV, which owns the Boston Red Sox, Fenway Park and adjacent real estate, 80% of New England Sports Network (the regional cable sports network that televises the Red Sox games) and 50% of Roush Fenway Racing, a leading NASCAR team. In January 2009, we announced that we are exploring the possible sale of our interest in NESV.

Business Environment

We believe that a number of factors and industry trends have had, and will continue to have, an adverse effect on our business and prospects. These include the following:

Economic conditions

The recent slowdown in the economy has adversely affected, and is expected to continue to adversely affect, our advertising revenues, as well as reduce our financing flexibility.

Advertising spending, which drives a significant portion of our revenues, is susceptible to economic conditions. In 2008, declines in advertising revenues experienced in the first nine months accelerated in the fourth quarter, when the economic downturn exacerbated the declines in print and interrupted the growth trajectory of our digital businesses. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, as well as in Florida and California, have affected the levels of our classified, national and retail advertising revenue. Classified advertising, which is an important category at all of our newspaper properties, declined significantly throughout the year, particularly help-wanted. Changes in spending patterns and priorities, including shifts in marketing strategies and budget cuts of key advertisers, in response to continuing and deepening softness in the economy, have depressed and may continue to depress our advertising revenue. We believe that advertising revenues are likely to continue to be challenged in 2009.

The deteriorating economic conditions also tightened credit markets, making it more difficult and costly for us to obtain replacement financing for existing debt.

Increasing competition

We face significant competition for advertising revenue in various markets and competition has intensified as a result of the continued development of digital media technologies. We expect that technological developments will continue to favor digital media choices, intensifying the challenges posed by audience fragmentation.

We have expanded and will continue to expand our digital offerings; however, most of our revenues are currently from traditional print products where advertising revenues are declining. We believe this decline, particularly in classified advertising, is due to a shift to digital media or to other forms of media and marketing in addition to the economic conditions mentioned above.

Circulation

Circulation is another significant source of revenue for us. Circulation revenues are affected by circulation and readership levels. In recent years, our newspaper properties, and the newspaper industry as a whole, have experienced difficulty maintaining and increasing circulation volume. This is due to, among other factors, increased competition from new media formats and sources other than traditional newspapers (often free to users), declining discretionary spending by consumers, higher subscription and newsstand rates charged to customers and a growing preference among some consumers to receive all or a portion of their news other than from a newspaper.

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.23

Costs

A significant portion of our costs are fixed costs and therefore we are limited in our ability to reduce costs in the short term. Our most significant costs are employee-related costs and raw materials, which together accounted for approximately 50% of our total costs in 2008. Changes in employee-related costs and the price and availability of newsprint can materially affect our operating results.

Pension obligations

As a result of significant declines in the equity markets in 2008, the funded status of our qualified pension plans was adversely affected. See the " – Pension and Postretirement Benefits" section below for additional information regarding our pension plans, including their underfunded status.

For a discussion of these and other factors that could affect our results of operations and financial condition, see "Forward-Looking Statements" and "Item 1A – Risk Factors."

Our Strategy

We anticipate that the challenges we currently face will continue, and we believe that the following elements are key to our efforts to address them.

Introducing new products and services

We are addressing the increasingly fragmented media landscape by building on the strength of our brands, particularly of The Times. Because of our high-quality content, we have very powerful and trusted brands that attract educated, affluent and influential audiences. To further leverage these brands, we have introduced and will continue to introduce a number of new products and services. We want to offer our consumers news, information and entertainment wherever and whenever our audience want it in print or online, in text, graphics, audio, video or even live events.

In 2008, we introduced The Times on new digital platforms, significantly expanded and deepened our online business coverage on NYTimes.com, and added new tools and multimedia features across our properties.

Strengthening our digital businesses and research and development capabilities

Online, our goal is to grow our digital businesses by broadening our audiences, deepening engagement and monetizing the usage of our Web sites. We have a more diversified revenue base mainly because NYTimes.com attracts a diverse base of national advertisers and About.com generates most of its revenues from cost-per-click and display advertising. Our goal for NYTimes.com is to build a fully interactive news and information platform, achieving sustainable leadership positions in our most profitable content areas or verticals. We have made and expect to continue to make investments to grow these areas of our Web sites that have the highest advertiser demand.

Our research and development group also helps us monitor the changing media and technology landscape so that we can anticipate consumer preferences and devise innovative ways of satisfying them. This has led to the development of new digital products across the Company and accelerated our entry onto new platforms, such as mobile.

Restructuring our cost base

Managing costs is a key component of our strategy and remains a priority in 2009 in light of weakening economic conditions and secular trends. We continuously review our cost structure to ensure that we are operating our businesses efficiently. Our focus is on streamlining our operations, eliminating unnecessary costs and achieving cost benefits from productivity gains, while maintaining the quality of our journalism and achieving our long-term strategy. We have focused our cost restructuring efforts on the following key areas: consolidating our operations; closing businesses that are not meeting their financial targets; outsourcing; optimizing circulation; reducing newsprint consumption; reducing employee-related costs and rationalizing our cost base relative to expected future revenue.

– Consolidating our operations – In March 2008, we completed the consolidation of our two New York area printing plants into one facility in College Point, N.Y., which we estimate will result in savings of approximately $30 million in annual operating costs. We plan to close our printing plant in Billerica, Mass., and consolidate the printing of the Globe into our main printing plant in Boston, Mass. The consolidation is expected to be completed during the second half of 2009 and result in about $18 million in annual savings. At our Regional Media Group, we have completed the consolidation of the mailrooms of our Gainesville and Ocala, Fla. papers, and we are looking at consolidating their production facilities.

– Closing businesses – In January 2009, we closed City & Suburban, which operated a wholesale distribution business that delivered The Times and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area. The closure is estimated to improve our operating results by approximately $27 million on an annual basis, excluding one-time costs. This is a result of an

P. 24 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

estimated decrease in costs of approximately $112 million to operate City & Suburban, offset in part by an estimated decrease in revenue of approximately $85 million. The revenue decrease is expected to be in other revenues (from the elimination of delivering third-party publications) and in circulation revenue (from the sale of The Times to wholesale distributors rather than retailers).

– Outsourcing – We have outsourced certain functions, including circulation, telemarketing, customer service and financial back-office functions. At some of our smaller newspapers, we have outsourced printing to outside facilities.

– Optimizing circulation – We have reduced promotion, production, distribution and other costs related to less profitable circulation. By focusing our efforts on acquisition channels that have the best retention and are the most profitable, we expect to achieve higher margins despite declines in overall circulation volume.

– Reducing newsprint consumption – As part of our continuing efforts to reduce our newsprint consumption, we have reduced the printed page of the majority of our newspapers across the Company since 2007, including The Times, the Globe, the T&G and nine regional newspapers. With these reductions, we expect to save approximately $12 million annually from decreased newsprint consumption.

– Evaluating employee-related costs – We reduced our headcount across the Company in 2008. By year-end 2008, the number of full-time equivalent employees was approximately 9 percent lower than year-end 2007, and in January 2009, the closure of City & Suburban led to a reduction of approximately 500 full-time equivalent employees. We will continually evaluate all employee-related costs as we monitor our overall financial health.

Rebalancing our portfolio of businesses

Over the past several years, we have been rebalancing our portfolio of businesses, focusing more on growth areas, such as digital. We also continue to evaluate our businesses to determine whether they are meeting our targets for financial performance, growth and return on investment and whether they remain relevant to our strategy. In January 2009, we announced that we are exploring the possible sale of our interest in NESV.

Allocating capital and improving our liquidity

In light of deteriorating economic conditions, we have taken decisive steps to reduce capital spending and improve our liquidity. We are strongly focused on conserving cash. In 2009, we expect our capital expenditures will decrease to approximately $80 million from approximately $127 million in 2008.

In November 2008, our Board of Directors reduced our fourth-quarter dividend from $.23 per share to $.06 per share and in February 2009, the Board suspended our quarterly dividend.

In January 2009, we completed a private financing transaction for $250.0 million in senior unsecured notes and warrants. The net proceeds from this transaction were used to repurchase medium-term notes and repay amounts borrowed under our revolving credit facilities. We also continue to explore other financing initiatives, including a possible sale-leaseback transaction for up to $225 million for part of the space we own in our New York headquarters.

We remain focused on reducing our total debt. We plan to do so through the cash we generate from our businesses and the decisive steps we have taken to reduce costs, lower capital spending, suspend our dividend and rebalance our portfolio of assets. These were difficult but prudent decisions that we believe will provide us with greater financial flexibility in the current economic environment and the uncertain business outlook.

2009 Expectations

For 2009, we expect depreciation and amortization to be $140 to $150 million, which includes accelerated depreciation of approximately $5 million related to the closing of our printing plant in Billerica, Mass. We expect capital expenditures to be approximately $80 million, including about $27 million for a plant consolidation and a systems project at the News Media Group.

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.25

RESULTS OF OPERATIONS

Overview

Fiscal year 2008 and 2007 each comprise 52 weeks and fiscal year 2006 comprises 53 weeks. The effect of the 53rd week ("additional week") on the results of operations is discussed below.

	December 28,	December 30,	December 31,	% Change
	2008	2007	2006	08-07	07-06
(In thousands)	(52 weeks)	(52 weeks)	(53 weeks)
Revenues
Advertising	$1,779,699	$2,047,468	$2,153,936	(13.1)	(4.9)
Circulation	910,154	889,882	889,722	2.3	0.0
Other	259,003	257,727	246,245	0.5	4.7
Total revenues	2,948,856	3,195,077	3,289,903	(7.7)	(2.9)
Operating costs
Production costs:
Raw materials	250,843	259,977	330,833	(3.5)	(21.4)
Wages and benefits	622,692	646,824	665,304	(3.7)	(2.8)
Other	441,585	434,295	439,319	1.7	(1.1)
Total production costs	1,315,120	1,341,096	1,435,456	(1.9)	(6.6)
Selling, general and administrative costs	1,332,084	1,397,413	1,398,294	(4.7)	(0.1)
Depreciation and amortization	144,409	189,561	162,331	(23.8)	16.8
Total operating costs	2,791,613	2,928,070	2,996,081	(4.7)	(2.3)
Impairment of assets	197,879	11,000	814,433	*	(98.6)
Net loss on sale of assets	—	68,156	–	N/A	N/A
Gain on sale of WQEW-AM	—	39,578	–	N/A	N/A
Operating (loss)/profit	(40,636)	227,429	(520,611)	*	*
Net income/(loss) from joint ventures	17,062	(2,618)	19,340	*	*
Interest expense, net	47,790	39,842	50,651	19.9	(21.3)
(Loss)/income from continuing operations before income taxes and minority interest	(71,364)	184,969	(551,922)	*	*
Income tax (benefit)/expense	(5,726)	76,137	16,608	*	*
Minority interest in net (income)/ loss of subsidiaries	(501)	107	359	*	(70.2)
(Loss)/income from continuing operations	(66,139)	108,939	(568,171)	*	*
Discontinued operations, Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	5,753	24,728	N/A	(76.7)
Gain on sale, net of income taxes	8,300	94,012	–	(91.2)	N/A
Discontinued operations, net of income taxes	8,300	99,765	24,728	(91.7)	*
Net (loss)/income	$(57,839)	$208,704	$(543,443)	*	*

*  Represents an increase or decrease in excess of 100%.

P. 26 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	December 28,	December 30,	December 31,	% Change
	2008	2007	2006	08-07	07-06
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
Revenues
News Media Group	$2,833.6	$3,092.4	$3,209.7	(8.4)	(3.7)
About Group	115.3	102.7	80.2	12.3	28.0
Total revenues	$2,948.9	$3,195.1	$3,289.9	(7.7)	(2.9)

News Media Group

Advertising, circulation and other revenues by division of the News Media Group and for the Group as a whole were as follows:

	December 28,	December 30,	December 31,	% Change
	2008	2007	2006	08-07	07-06
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
The New York Times Media Group
Advertising	$1,076.6	$1,222.8	$1,268.6	(12.0)	(3.6)
Circulation	668.1	646.0	637.1	3.4	1.4
Other	180.9	183.1	171.6	(1.2)	6.7
Total	$1,925.6	$2,051.9	$2,077.3	(6.2)	(1.2)
New England Media Group
Advertising	$319.1	$389.2	$425.7	(18.0)	(8.6)
Circulation	154.2	156.6	163.0	(1.5)	(4.0)
Other	50.3	46.4	46.6	8.4	(0.3)
Total	$523.6	$592.2	$635.3	(11.6)	(6.8)
Regional Media Group
Advertising	$276.5	$338.0	$383.2	(18.2)	(11.8)
Circulation	87.9	87.3	89.6	0.6	(2.5)
Other	20.0	23.0	24.3	(12.8)	(5.7)
Total	$384.4	$448.3	$497.1	(14.3)	(9.8)
Total News Media Group
Advertising	$1,672.2	$1,950.0	$2,077.5	(14.2)	(6.1)
Circulation	910.2	889.9	889.7	2.3	0.0
Other	251.2	252.5	242.5	(0.5)	4.1
Total	$2,833.6	$3,092.4	$3,209.7	(8.4)	(3.7)

Advertising Revenue

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. In 2008, News Media Group advertising revenues decreased primarily due to lower print volume, partially offset by higher online advertising revenues. Print advertising revenues declined 16.7% while online advertising revenues increased 8.7%. A secular shift of print advertising to online alternatives continues to negatively affect classified, national and retail advertising at the News Media Group, and deteriorating economic conditions have produced deeper print advertising revenue declines and, in the fourth quarter of 2008, declines in online advertising revenues as well, as advertisers have significantly reduced their spending. After growing almost 14% in the first nine months of 2008, online advertising decreased 3.2% in the fourth quarter of 2008 as advertisers cut back on display advertising in response to worsening business conditions.

In 2007, News Media Group advertising revenues decreased primarily due to lower print volume and the additional week in fiscal 2006, partially offset by higher rates and higher online advertising revenues. Print advertising revenues declined 8.1% while online advertising revenues increased 18.4%.

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.27

Advertising revenues (print and online) by category for the News Media Group were as follows:

	December 28,	December 30,	December 31,	% Change
	2008	2007	2006	08-07	07-06
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
News Media Group
National	$857.6	$945.5	$938.2	(9.3)	0.8
Retail	398.0	451.6	495.4	(11.9)	(8.8)
Classified	357.9	489.2	578.7	(26.8)	(15.5)
Other	58.7	63.7	65.2	(7.8)	(2.4)
Total	$1,672.2	$1,950.0	$2,077.5	(14.2)	(6.1)

Below is a percentage breakdown of 2008 advertising revenue by division:

			Classified
	National	Retail and Preprint	Help Wanted	Real Estate	Auto	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	70%	13%	4%	7%	2%	2%	15%	2%	100%
New England Media Group	29	33	8	9	9	5	31	7	100
Regional Media Group	4	56	7	11	8	7	33	7	100
Total News Media Group	51	24	5	8	4	4	21	4	100

The New York Times Media Group

Total advertising revenues declined in 2008 compared with 2007 primarily due to lower print advertising, particularly in the national category, offset in part by higher online revenues.

National advertising revenues decreased in 2008 compared with 2007 primarily due to lower print advertising, offset in part by higher online revenue. National print advertising has been negatively affected by the slowdown in the economy, with significant categories, such as entertainment and telecommunications, experiencing substantial declines. Online national advertising grew in 2008 primarily as a result of secular shifts to online alternatives, but started to decline in the fourth quarter of 2008 as advertisers cut back on spending in response to worsening business conditions.

Classified advertising declined in 2008 compared with 2007 mainly due to declines in all print categories (mainly real estate, help-wanted and automotive). The weakening economic conditions contributed to the declines in classified advertising in print and online, with declines in print classified advertising exacerbated by secular shifts to online alternatives, particularly in the real estate category.

Retail advertising in 2008 declined compared with 2007 mainly because of lower volume in various categories. Deteriorating economic conditions contributed to shifts in marketing strategies and budget cuts of major advertisers, which negatively affected retail advertising.

Year-over-year comparisons between 2007 and 2006 were affected by an additional week in 2006 due to our fiscal calendar. The effect of the additional week was estimated to be approximately $14 million for the national category, $3 million for the retail category and $1 million for the classified category.

Total advertising revenues declined in 2007 compared with 2006 primarily due to lower print advertising. While online advertising revenues grew, they were more than offset by the decline in print advertising revenues.

National advertising revenues increased in 2007 compared with 2006 primarily due to growth in online advertising as a result of increased volume. Excluding the additional week, national print advertising revenues showed a slight increase in 2007 compared with 2006.

Classified advertising declined in 2007 compared with 2006 due to lower print revenues. The decline in all print categories more than offset higher online classified revenues. The majority of the decline was in the real estate category, driven by the slowdown in the local and national housing markets.

P. 28 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition, all print categories were negatively affected due to shifts in advertising to online alternatives.

Retail advertising in 2007 declined compared with 2006 mainly because of lower volume in various categories. Shifts in marketing strategies and budgets of major advertisers negatively affected retail advertising.

New England Media Group

Total advertising revenues declined in 2008 compared with 2007 primarily due to the continued decline in print advertising affecting the newspaper industry.

Retail advertising in 2008 declined compared with 2007 mainly due to lower volume in print advertising. The difficult economy and challenging market conditions in Boston and the greater New England area were major factors contributing to these declines.

Classified advertising declined in 2008 in all print categories (mainly help-wanted, real estate and automotive) compared with the prior year due to lower print revenues. The majority of the decline was in the help-wanted category due to softness in the job market and the continued slowdown in the local and national housing markets. In addition, weakening economic conditions contributed to the declines in classified advertising in print and online, with declines in print classified advertising exacerbated by secular shifts to online advertising.

National advertising declined in 2008 compared with 2007 mainly due to lower volume in print advertising, partially offset by growth in online advertising.

The year-over-year comparisons between 2007 and 2006 were affected by an additional week in 2006 due to our fiscal calendar. The effect of the additional week was estimated to be approximately $2 million for each of the classified, retail and national categories.

Total advertising revenues declined in 2007 compared with 2006 primarily due to lower print advertising. While online advertising revenues grew, they were more than offset by the decline in print advertising revenues.

Classified advertising declined in 2007 compared with the prior year due to lower print revenues. There were declines in the real estate, automotive and help-wanted print categories. The majority of the decline was in the real estate category driven by the slowdown in the local and national housing markets. In addition, the declines in print advertising were due to shifts in advertising to online alternatives.

Retail advertising in 2007 declined compared with 2006 primarily due to decreases in print advertising. The consolidation of two large retailers and reductions in advertising at a major advertiser contributed to the decline.

National advertising declined in 2007 compared with 2006 mainly due to lower volume in print advertising, partially offset by growth in online advertising.

Regional Media Group

Total advertising revenues declined in 2008 compared with 2007 primarily due to declines in all print categories, particularly in the classified areas, which were mainly driven by the downturn in the Florida and California housing markets and softening economic conditions. About two-thirds of advertising revenues of the Regional Media Group came from newspapers in Florida and California. In addition, in 2008 online classified advertising decreased due to deteriorating market conditions.

The year-over-year comparisons between 2007 and 2006 were affected by an additional week in 2006 due to our fiscal calendar.

The effect of the additional week was estimated to be approximately $4 million for the retail category and $2 million for the classified category.

Total advertising revenues declined in 2007 compared with 2006 primarily due to lower print advertising. While online advertising revenues grew, they were more than offset by the decline in print advertising revenues.

Retail advertising decreased in 2007 compared with 2006 mainly due to reduced spending in various categories as a result of a loss in consumer confidence resulting from the downturn in the real estate market.

Classified advertising declined in 2007 compared with 2006 due to lower volume across all print categories. The downturn in the Florida and California housing markets resulted in reduced spending, which affected not only real estate but help-wanted advertising as well.

Circulation Revenue

Circulation revenue is based on the number of copies sold and the subscription and newsstand rates charged to customers. Our newspapers have been executing a circulation strategy of reducing the amount of less profitable circulation. As we execute this strategy, we are seeing circulation declines but have realized, and believe we will continue to realize, significant benefits in reduced costs and improved circulation profitability.

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.29

Circulation revenues in 2008 increased compared with 2007 because of higher home-delivery and newsstand prices, offset by volume declines across the News Media Group. The Times increased home-delivery and weekday newsstand prices in the third quarter of 2007 and 2008. The Globe increased its newsstand and home-delivery prices in the first and third quarters of 2008 and several regional newspapers increased home-delivery prices in 2008.

Circulation revenues in 2007 were on par with 2006. The effect of the additional week in fiscal 2006 and volume declines offset the higher prices for The Times. In the fourth quarter of 2006, The Times raised the newsstand price of the Northeast edition of the Sunday Times and increased home-delivery prices. In the third quarter of 2007, The Times raised the newsstand price of the Sunday Times in the greater New York metropolitan area and the daily newsstand price nationwide and increased home-delivery prices. At the New England and Regional Media Groups, circulation revenues declined primarily due to lower volume.

Other Revenues

Other revenues for the News Media Group decreased in 2008 compared with 2007 primarily due to the elimination of subscription revenues for TimesSelect, a fee-based product offering subscribers exclusive online access to columnists of The Times and the IHT and The Times's archives, which was discontinued in September 2007, offset in part by rental income from the lease of six floors in our New York headquarters. In 2009, other revenues will no longer include revenues from our wholesale delivery operations, which we closed in January 2009.

Other revenues increased in 2007 compared with 2006 principally due to increased subscription revenues from Baseline, which we acquired in August 2006, and rental income from our lease of then five floors in our New York headquarters, partially offset by a decrease in subscription revenues from TimesSelect.

About Group

In 2008, revenues for the About Group increased primarily due to higher advertising rates in cost-per-click advertising, offset in part by lower display advertising mainly as a result of a decrease in spending by advertisers. Revenues declined in the fourth quarter of 2008 compared with 2007 as online advertisers cut back on spending in response to worsening business conditions.

In 2007, revenues for the About Group increased primarily due to increased display and cost-per-click advertising. In addition, revenues increased due to the acquisition of ConsumerSearch, Inc., which was acquired in May 2007.

Operating Costs

Below are charts of our consolidated operating costs.

Components of Consolidated Operating Costs	Consolidated Operating Costs as a Percentage of Revenues

P. 30 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating costs were as follows:

	December 28,	December 30,	December 31,	% Change
	2008	2007	2006	08-07	07-06
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
Operating costs
Production costs:
Raw materials	$250.8	$260.0	$330.8	(3.5)	(21.4)
Wages and benefits	622.7	646.8	665.3	(3.7)	(2.8)
Other	441.6	434.3	439.4	1.7	(1.1)
Total production costs	1,315.1	1,341.1	1,435.5	(1.9)	(6.6)
Selling, general and administrative costs	1,332.1	1,397.4	1,398.3	(4.7)	(0.1)
Depreciation and amortization	144.4	189.6	162.3	(23.8)	16.8
Total operating costs	$2,791.6	$2,928.1	$2,996.1	(4.7)	(2.3)

Production Costs

Total production costs in 2008 decreased 1.9% ($26.0 million) compared with 2007 primarily due to lower compensation-related costs ($15.1 million), mainly resulting from a reduced workforce, lower benefits expense ($9.5 million) and lower raw materials expense ($9.2 million), primarily driven by a decline in newsprint consumption. These decreases were partially offset by higher professional fees ($2.9 million).

In 2008, newsprint expense declined 6.1% compared with 2007, stemming from an 18.9% decrease in consumption, offset in part by a 12.8% increase in newsprint prices. Newsprint prices, which had generally declined in late 2006 and most of 2007, began to increase in the fourth quarter of 2007 and continued to increase in 2008, although several suppliers delayed or rescinded proposed price increases during the fourth quarter of 2008 due to market conditions.

Total production costs in 2007 decreased 6.6% ($94.4 million) compared with 2006 primarily due to lower raw materials expense ($70.8 million), mainly newsprint costs, and compensation-related costs ($17.3 million). The additional week in 2006 contributed approximately $31.7 million in production costs, including $5.5 million of newsprint expense and $9.6 million of compensation-related costs. These decreases were partially offset by higher content costs ($4.8 million) primarily at the About Group.

In 2007, newsprint expense declined 21.2% compared with 2006, with 10.9% resulting from lower consumption and 10.3% resulting from lower newsprint prices.

Selling, General and Administrative Costs

Total selling, general and administrative costs in 2008 decreased 4.7% ($65.3 million) compared with 2007 mainly because of lower compensation-related costs ($53.2 million), due to lower incentive compensation and a reduced workforce, benefits expense ($20.3 million), promotion costs ($19.1 million) and professional fees ($8.1 million). Lower pension and other postretirement expense reduced benefits expense. Lower promotion costs resulted from our circulation strategy of reducing the amount of less profitable circulation. These decreases were partially offset by higher severance costs ($45.0 million), which included approximately $29 million for severance costs in connection with the closure of City & Suburban.

Total selling, general and administrative costs decreased 0.1% ($0.9 million) in 2007 mainly because of lower promotion costs ($13.1 million) and outside printing and distribution costs ($10.7 million) as a result of cost-saving initiatives. These decreases were partially offset by increased professional fees ($19.6 million) associated with our New York headquarters ($13.0 million) and cost-saving initiatives ($3.5 million), as well as increased severance costs ($2.3 million) resulting from our strategic focus to increase our operational efficiency and reduce costs. The additional week in 2006 contributed approximately $5.1 million in additional selling, general and administrative costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.31

Depreciation and Amortization

Consolidated depreciation and amortization by reportable segment, Corporate and the Company as a whole, were as follows:

	December 28,	December 30,	December 31,	% Change
	2008	2007	2006	08-07	07-06
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
Depreciation and Amortization
News Media Group	$124.4	$168.1	$143.7	(26.0)	17.0
About Group	12.2	14.4	11.9	(14.8)	20.6
Corporate	7.8	7.1	6.7	10.1	5.0
Total depreciation and amortization	$144.4	$189.6	$162.3	(23.8)	16.8

Depreciation and amortization decreased at the News Media Group in 2008 compared with 2007 primarily because beginning in the second quarter of 2008 there was no accelerated depreciation for assets at the Edison, N.J., printing facility, which we closed in March 2008. In 2008, accelerated depreciation for assets at the Edison, N.J., printing facility totaled $5.0 million compared with $42.6 million in 2007.

The About Group's depreciation and amortization decreased in 2008 compared with 2007 mainly because an asset reached the end of its amortization period in the second quarter of 2008.

In 2007, depreciation and amortization increased primarily because of an additional $21.8 million in accelerated depreciation expense for assets at the Edison, N.J., facility, as well as $15.1 million for depreciation expense of our New York headquarters. These increases were partially offset by lower amortization expense ($10.9 million) at the New England Media Group for a fully amortized asset and the write-down of certain intangible assets in the fourth quarter of 2006.

The About Group's depreciation and amortization increased in 2007 compared with 2006 primarily due to the amortization of certain intangible assets as a result of the ConsumerSearch, Inc. acquisition.

The following table sets forth consolidated costs by reportable segment, Corporate and the Company as a whole.

	December 28,	December 30,	December 31,	% Change
	2008	2007	2006	08-07	07-06
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
Operating costs
News Media Group	$2,666.1	$2,804.3	$2,892.5	(4.9)	(3.1)
About Group	75.9	68.0	49.4	11.7	37.7
Corporate	49.6	55.8	54.2	(11.1)	3.1
Total operating costs	$2,791.6	$2,928.1	$2,996.1	(4.7)	(2.3)

News Media Group

In 2008, operating costs for the News Media Group decreased 4.9% ($138.2 million) compared with 2007 primarily due to lower compensation-related costs ($67.8 million), depreciation and amortization ($43.7 million), benefits expense ($24.5 million), promotion costs ($20.9 million) and raw materials expense ($9.2 million). These decreases were partially offset by higher severance costs ($44.6 million).

In 2007, operating costs for the News Media Group decreased 3.1% ($88.2 million) compared with 2006 primarily due to lower raw materials expense ($70.8 million), mainly newsprint costs, and lower compensation-related costs ($45.6 million). These decreases were partially offset by higher depreciation and amortization expense ($24.4 million) and higher professional fees ($17.3 million). The additional week in 2006 contributed a total of approximately $36.2 million in operating costs, including $5.5 million of newsprint expense and $14.3 million of compensation-related costs.

About Group

Operating costs for the About Group increased 11.7% ($7.9 million) primarily due to higher marketing costs ($3.5 million), content costs ($1.7 million), professional fees ($1.1 million), and compensation-related costs ($0.9 million). The increase in marketing and professional fees was primarily due to investments in new revenue initiatives and the redesign of the ConsumerSearch.com Web site in 2008. In addition, operating costs reflect costs from ConsumerSearch, Inc. for the full year of 2008 and only from the date of acquisition in May 2007.

P. 32 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating costs for the About Group increased 37.7% ($18.6 million) in 2007 compared with 2006 primarily due to higher compensation-related costs ($7.6 million), content costs ($4.4 million) and higher amortization expense ($2.1 million). These increases were primarily due to investments in new initiatives and costs associated with the acquisition of ConsumerSearch, Inc.

Corporate

Operating costs for Corporate decreased 11.1% ($6.2 million) in 2008 compared with 2007 primarily due to lower benefits expense ($6.0 million).

Operating costs for Corporate increased 3.1% ($1.6 million) in 2007 compared with 2006 primarily due to increased professional fees associated with our cost-saving efforts.

Impairment of Assets

In the first quarter of 2008, we recorded a non-cash impairment charge of $18.3 million for the write-down of assets for a systems project at the News Media Group. We reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

In the third quarter of 2008, we performed an interim impairment test at the New England Media Group, which is part of the News Media Group reportable segment, due to certain impairment indicators, including the continued decline in print advertising revenue affecting the newspaper industry and lower-than-expected current and projected operating results. The assets tested include goodwill, indefinite-lived intangible assets, other long-lived assets being amortized and an equity method investment in Metro Boston.

We did not finalize our interim impairment analysis in the third quarter of 2008, due to the timing and complexity of the calculations, but recorded an estimated non-cash impairment charge of $166.0 million. We finalized our interim impairment analysis in the fourth quarter of 2008 and concluded that no adjustment to the estimated charge was necessary. This impairment charge reduced the carrying value of goodwill and other intangible assets of the New England Media Group to zero.

The fair value of the New England Media Group's goodwill is the residual fair value after allocating the total fair value of the New England Media Group to its other assets, net of liabilities. The total fair value of the New England Media Group was estimated using a combination of a discounted cash flow model (present value of future cash flows) and a market approach model based on comparable businesses. The goodwill is not tax deductible because the 1993 acquisition of the Globe was structured as a tax-free stock transaction.

The fair value of the masthead at the New England Media Group was calculated using a relief-from-royalty method and the fair value of the customer list was calculated by estimating the present value of associated future cash flows.

The property, plant and equipment of the New England Media Group was estimated at fair value less cost to sell. The fair value was determined giving consideration to market and income approaches to value.

The carrying value of our investment in Metro Boston was written down to fair value because the business had experienced lower-than-expected growth and we anticipated lower growth compared with previous projections, leading management to conclude that the investment was other than temporarily impaired. The impairment was recorded within "Net income/(loss) from joint ventures."

Our 2008 annual impairment test, which was completed in the fourth quarter, resulted in an additional non-cash impairment charge of $19.2 million relating to the IHT masthead. The impairment charge reduced the carrying value of the IHT masthead to zero. The asset impairment mainly resulted from lower projected operating results and cash flows primarily due to the economic downturn and secular decline of print advertising revenues. The fair value of the masthead was calculated using a relief-from-royalty method.

In connection with our annual impairment test, no goodwill impairment was recognized at the Regional Media Group, a reporting unit that includes approximately $160 million of goodwill. However, because the Regional Media Group's estimated fair value approximates its carrying value, we believe that if the economic downturn and the secular decline in print advertising have a greater impact than expected on its cash flows, an interim impairment test would be necessary and a goodwill impairment charge could be likely.

We also reviewed whether an interim impairment test was necessary in the fourth quarter (subsequent to our annual impairment assessment date), given a decline in market capitalization. However, we believed the decline was not related to lower fair values of the Company's reporting units, but rather to negative market conditions due to the credit crisis, the economic recession and the current issues in the industry and, as a result, an interim impairment test was not required.

In 2007 and 2006, our annual impairment testing resulted in non-cash impairment charges of $18.1 million and $814.4 million, respectively, related to write-downs of intangible assets, including goodwill, at the New England Media Group and our Metro Boston investment. The asset impairments mainly resulted from declines in current and

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.33

projected operating results and cash flows of the New England Media Group due to, among other factors, unfavorable economic conditions, advertiser consolidations in the New England area and increased competition with online media.

See " – Critical Accounting Policies – Long – Lived Assets" for information on our impairment testing.

The impairment charges recorded for 2008, 2007 and 2006 that are included in "Impairment of assets" and "Net income/(loss) from joint ventures" in our Consolidated Statements of Operations are presented below by asset.

	December 28, 2008			December 30, 2007			December 31, 2006
(In millions)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Newspaper mastheads	$57.5	$22.7	$34.8	$11.0	$4.6	$6.4	$6.5	$2.7	$3.8
Goodwill	22.9	—	22.9	—	—	—	782.3	65.0	717.3
Customer list	8.3	3.0	5.3	—	—	—	25.6	10.8	14.8
Property, plant and equipment	109.2	44.2	65.0	—	—	—	—	—	—
Total	197.9	69.9	128.0	11.0	4.6	6.4	814.4	78.5	735.9
Metro Boston investment	5.6	2.1	3.5	7.1	3.0	4.1	—	—	—
Total	$203.5	$72.0	$131.5	$18.1	$7.6	$10.5	$814.4	$78.5	$735.9

Net Loss on Sale of Assets

We consolidated the printing operations of a facility we leased in Edison, N.J., into our facility in College Point, N.Y. As part of the consolidation, we purchased the Edison, N.J., facility and then sold it, with two adjacent properties we already owned, to a third party. The purchase and sale of the Edison, N.J., facility closed in the second quarter of 2007, relieving us of rental terms that were above market as well as certain restoration obligations under the original lease. As a result of the purchase and sale, we recognized a net pre-tax loss of $68.2 million ($41.3 million after tax) in 2007.

The Edison, N.J., facility was closed in March 2008. The costs to close the Edison facility were approximately $89 million, principally consisting of accelerated depreciation charges (approximately $69 million), severance costs (approximately $15 million) and plant restoration costs (approximately $5 million).

Gain on Sale of WQEW-AM

In April 2007, we sold WQEW-AM to Radio Disney, LLC (which had been providing substantially all of WQEW-AM's programming through a time brokerage agreement) for $40.0 million. We recognized a pre-tax gain of $39.6 million ($21.2 million after tax) in 2007.

Operating (Loss)/Profit

Consolidated operating (loss)/profit by reportable segment, Corporate and the Company as a whole, were as follows:

	December 28,	December 30,	December 31,	% Change
	2008	2007	2006	08-07	07-06
(In millions)	(52 weeks)	(52 weeks)	(53 weeks)
Operating (Loss)/Profit
News Media Group	$(30.4)	$248.5	$(497.2)	*	*
About Group	39.4	34.7	30.8	13.5	12.6
Corporate	(49.6)	(55.8)	(54.2)	(11.1)	3.1
Total	$(40.6)	$227.4	$(520.6)	*	*

*  Represents an increase or decrease in excess of 100%.

We discuss the reasons for the year-to-year changes in each segment's and Corporate's operating profit in the "Revenues," "Operating Costs," "Impairment of Assets," "Net Loss on Sale of Assets," and "Gain on Sale of WQEW-AM" sections above.

NON-OPERATING ITEMS

Net Income/(Loss) from Joint Ventures

We have investments in Metro Boston, two paper mills (Malbaie and Madison), quadrantONE and

P.34 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

NESV, which are accounted for under the equity method. Our proportionate share of these investments is recorded in "Net income/(loss) from joint ventures" in our Consolidated Statements of Operations. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding these investments.

In 2008, we had net income from joint ventures of $17.1 million compared with a net loss of $2.6 million in 2007. In 2008, the paper mills in which we have equity interests benefited from higher paper prices. In addition, NESV had higher earnings. These increases were offset in part by a non-cash impairment charge of $5.6 million in 2008 for Metro Boston.

In January 2009, we announced that we are exploring the possible sale of our ownership interest in NESV.

In 2007, we had a net loss from joint ventures of $2.6 million compared with net income of $19.3 million in 2006. The net loss in 2007 was due to lower market prices for newsprint and supercalendered paper at the paper mills as well as a $7.1 million non-cash impairment of our 49% ownership interest in Metro Boston. In October 2006, we sold our 50% ownership interest in Discovery Times Channel, a digital cable channel, for $100 million, resulting in a pre-tax loss of $7.8 million.

Interest Expense, Net

Interest expense, net, was as follows:

(In millions)	December 28, 2008 (52 weeks)	December 30, 2007 (52 weeks)	December 31, 2006 (53 weeks)
Interest expense, net
Interest expense	$50.8	$59.0	$73.5
Capitalized interest	(2.6)	(15.8)	(14.9)
Interest income	(0.4)	(3.4)	(7.9)
Total interest expense, net	$47.8	$39.8	$50.7

"Interest expense, net" increased in 2008 compared with 2007 primarily due to lower capitalized interest and interest income offset by lower interest expense. We had higher capitalized interest in 2007 mainly as a result of borrowings related to the construction of our New York headquarters, which we began to occupy in the second quarter of 2007. Interest income was higher in 2007 as a result of funds we advanced to our development partner for the construction of our New York headquarters. This loan was fully repaid in October 2007. We had lower interest expense in 2008 mainly as a result of lower average interest rates and the maturity of medium-term notes in 2007.

"Interest expense, net" decreased in 2007 compared with 2006 primarily due to the lower levels of debt outstanding. In addition, interest expense was lower due to the termination of the Edison, N.J., lease and lower interest income from funds advanced on behalf of our development partner for the construction of our New York headquarters. The cash proceeds from the sales of the Broadcast Media Group and WQEW-AM were used to reduce debt levels.

Income Taxes

We had an income tax benefit of $5.7 million in 2008 compared with income tax expense of $76.1 million in 2007. The effective income tax rate was 8.0% in 2008 compared with 41.2% in 2007. In 2008, the effective income tax rate was lower because of non-deductible losses on investments in Company-owned life insurance policies and non-deductible goodwill impairment charges. In 2007, the effective income tax rate was affected by the asset sales in the second quarter of 2007 (see Notes 2, 5 and 8 of the Notes to the Consolidated Financial Statements) and an unfavorable tax adjustment for a change in New York State tax law. In 2006, the effective income tax rate was 3% because the majority of the non-cash impairment charge of $814.4 million at the New England Media Group was non-deductible for tax purposes and, therefore decreased the effective income tax rate by approximately 39%.

Discontinued Operations

On May 7, 2007, we sold our Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million. This decision was a result of an analysis of our business portfolio and allowed us to place an even greater emphasis on developing and integrating our print and growing digital businesses. The Broadcast Media Group is no longer included as a separate reportable segment of the Company and, in accordance with FAS 144, the Broadcast Media Group's results of operations are presented as discontinued operations and certain

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.35

assets and liabilities are classified as held for sale for all periods presented before the Group's sale.

In 2007, we recognized a pre-tax gain on the sale of approximately $190 million (approximately $94 million after tax). In 2008, net income from discontinued operations of approximately $8 million was due to a reduction in income taxes on the gain on the sale and post-closing adjustments to the gain. See Note 5 of the Notes to the Consolidated Financial Statements for additional information regarding discontinued operations.

The Broadcast Media Group's results of operations presented as discontinued operations are summarized below.

(In millions)	December 28, 2008 (52 weeks)	December 30, 2007 (52 weeks)	December 31, 2006 (53 weeks)
Revenues	$—	$46.7	$156.8
Total operating costs	—	36.9	115.4
Pre-tax income	—	9.8	41.4
Income tax expense	—	4.0	16.7
Income from discontinued operations, net of income taxes	—	5.8	24.7
Gain on sale, net of income taxes:
Gain/(loss)on sale, before taxes	(0.6)	190.0	—
Income tax (benefit)/expense	(8.9)	96.0	—
Gain on sale, net of income taxes	8.3	94.0	—
Discontinued operations, net of income taxes	$8.3	$99.8	$24.7

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents information about our financial position.

Financial Position Summary

(In millions, except ratios)	December 28, 2008	December 30, 2007	% Change 08-07
Cash and cash equivalents	$56.8	$51.5	10.2
Short-term debt(1)	479.0	356.3	34.4
Long-term debt(1)	580.4	678.7	(14.5)
Stockholders' equity	504.0	978.2	(48.5)
Ratios:
Total debt to total capitalization	68%	51%	33.3
Current assets to current liabilities	.60	.68	(11.8)

(1)  In 2008, short-term debt includes borrowings under revolving credit agreements, current portion of long-term debt and current portion of capital lease obligations. In 2007, short-term debt includes borrowings under revolving credit agreements, commercial paper outstanding, current portion of long-term debt and current portion of capital lease obligations. Long-term debt includes the long-term portion of capital lease obligations.

We meet our cash obligations with cash inflows from operations as well as third-party financing. Our primary sources of cash inflows from operations are advertising and circulation sales. Advertising provided 60% and circulation provided 31% of total revenues in 2008. The remaining cash inflows from operations are from other revenue sources such as news services/syndication, commercial printing, digital archives, direct mail advertising services, rental income and wholesale delivery operations, which we closed in January 2009 as discussed above. Our primary source of cash outflows are for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes. In addition, cash is used for investing in high-return capital projects and to pay maturing debt.

Any cash in excess of cash required for cash obligations is available for:

P. 36 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

–  reducing our debt to allow for financing flexibility in the future; and

–  making acquisitions and investments that are both financially and strategically attractive.

Our advertising revenues have been adversely affected by increased competition arising from the growth of media alternatives, including distribution of news, entertainment and other information over the Internet and through mobile phones and other devices. A secular shift from print advertising to online alternatives has contributed and will likely continue to contribute to significant declines in print advertising revenues. In addition, the disruption in the global economy has adversely affected and will continue to adversely affect our level of advertising revenues and a failure of economic conditions to improve most likely will continue to adversely affect our cash inflows from operations.

The deteriorating economic conditions have also tightened credit markets, making it more difficult and costly for us to obtain replacement financing for our existing debt.

Required contributions for our qualified pension plans can have a significant impact on cash flows. As a result of significant declines in the equity markets in 2008, the funded status of our qualified pension plans was adversely affected. See " – Pension and Postretirement Benefits" for additional information regarding our pension plans, including their underfunded status.

We have taken and will continue to take steps to improve our liquidity. These actions include but are not limited to:

–  implementing various cost-cutting initiatives, as discussed above, including consolidating our operations; optimizing circulation; reducing newsprint consumption; reducing employee-related costs; and rationalizing our cost base relative to expected future revenue;

–  reducing our fourth-quarter 2008 dividend and in February 2009, suspending our quarterly dividends on our Class A and Class B Common Stock;

–  entering into a private financing transaction for $250.0 million (see below);

–  exploring a sale-leaseback for part of the space we own in our New York headquarters building for up to $225 million; and

–  evaluating our portfolio of assets, such as exploring the possible sale of our interest in NESV.

In 2009 we expect our cash balance, cash provided from operations, and third-party financing, described below, to be sufficient to meet our cash obligations.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

	December 28,	December 30,	December 31,	% Change
(In millions)	2008	2007	2006	08-07	07-06
Operating activities	$247.6	$110.7	$422.3	*	(73.8)
Investing activities	$(175.5)	$148.3	$(288.7)	*	*
Financing activities	$(67.4)	$(280.5)	$(106.2)	(76.0)	*

*  Represents an increase or decrease in excess of 100%.

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash provided by operating activities increased approximately $137 million in 2008 compared with 2007, mainly due to higher working capital requirements in 2007, primarily driven by the income taxes paid on the gains on the sales of the Broadcast Media Group and WQEW-AM, which was partially offset by lower advertising revenues in 2008.

Net cash provided by operating activities decreased approximately $312 million in 2007 compared with 2006. Operating cash flows decreased due to higher working capital requirements primarily driven by income taxes paid on the gains on the sales of the Broadcast Media Group and WQEW-AM and lower earnings.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investing activities generally includes payments for acquisitions of new businesses, equity investments and capital projects.

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.37

Net cash used in investing activities in 2008 was primarily due to capital expenditures related to the consolidation of our New York area printing operations into our facility in College Point, N.Y., and for construction of our New York headquarters.

Net cash provided by investing activities in 2007 was due to proceeds from the sales of the Broadcast Media Group, WQEW-AM and the Edison, N.J., assets, partially offset by capital expenditures primarily related to the construction of our New York headquarters and the consolidation of our New York metro area print operations, and payments to acquire the Edison, N.J., facility.

Net cash used in investing activities in 2006 was primarily due to the construction of our New York headquarters and acquisitions of Baseline and Calorie-Count.com. In 2006, we received $100 million from the sale of our 50% ownership interest in Discovery Times Channel.

Capital expenditures (on an accrual basis) were $127.2 million in 2008, $375.4 million in 2007 and $358.4 million in 2006. The 2008, 2007 and 2006 amounts include costs related to our New York headquarters of approximately $17 million, $166 million and $192 million, respectively, as well as our development partner's costs of $55 million in 2007 and $54 million in 2006.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements and the issuance of long-term debt. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt; the payment of dividends; and the repurchase of our Class A Common Stock.

Net cash used in financing activities decreased approximately $213 million in 2008 compared with 2007 primarily due to lower repayments of commercial paper and medium-term notes of approximately $251 million, partially offset by $66 million received from our development partner for a loan receivable in 2007.

Net cash used in financing activities increased in 2007 compared with 2006 primarily due to the repayment of our commercial paper and medium-term notes, partially offset by borrowings under our revolving credit agreements.

See our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We currently rely upon our revolving credit agreements and a private financing arrangement for financing to supplement cash flows from operations. We are also considering various other financing alternatives, including a sale-leaseback of a portion of our New York headquarters that we own.

Our total debt, including borrowings under revolving credit agreements and capital lease obligations, was $1.1 billion as of December 28, 2008, and including these items and commercial paper, was $1.0 billion as of December 30, 2007. See Note 9 of the Notes to the Consolidated Financial Statements for additional information.

Total unused borrowing capacity under all financing arrangements was $373.6 million as of December 28, 2008.

Senior Unsecured Obligations

On January 21, 2009, we closed a securities purchase agreement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (each an "Investor" and collectively the "Investors"), pursuant to which we issued for an aggregate purchase price of $250.0 million (net of a $4.5 million investor funding fee) (1) $250.0 million aggregate principal amount of 14.053% senior unsecured notes due January 15, 2015, and (2) detachable warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. Each Investor is an affiliate of Carlos Slim Helú, the beneficial owner of approximately 7% of our Class A Common Stock (excluding the warrants). Each Investor purchased an equal number of notes and warrants. We used the net proceeds to repay amounts borrowed under our revolving credit facilities.

The senior unsecured notes contain certain covenants that, among other things, limit (subject to exceptions) our ability and the ability of certain of our subsidiaries to incur or guarantee additional debt (other than certain refinancing of existing debt, borrowings available under existing credit agreements and certain other debt, in each case subject to the provisions of the securities purchase agreement), unless (1) the debt is incurred after March 31, 2010, and (2) immediately after incurrence of the debt, our fixed charge coverage (defined as the ratio of our consolidated earnings before interest, taxes, depreciation and amortization, as adjusted according to the terms of the securities purchase agreement, to the consolidated fixed charges) for the most recent four full fiscal quarters is at least 2.75:1.

P. 38 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

Ratings

In April 2008, Standard & Poor's lowered its investment rating on our long-term debt to BBB- from BBB. In October 2008, it again lowered its rating, to a below-investment grade rating of BB-, with a negative outlook, citing the effects on our operating performance of a likely U.S. recession over the immediate term accelerating secular advertising revenue declines.

In April 2008, Moody's Investors Service downgraded our senior unsecured debt rating to Baa3 from Baa1, and in January 2009, it downgraded our senior unsecured rating to Ba3 from Baa3, citing weakened operating performance expectations and a significant increase in our underfunded pension obligation.

We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect a material increase in our current borrowing costs as a result of these ratings actions. However, we expect that any future long-term borrowings or the extension or replacement of our short-term borrowing facilities will reflect the impact of our below investment-grade ratings, increasing our borrowing costs, limiting our financing options, including limiting our access to the unsecured borrowing market, and subjecting us to more restrictive covenants appropriate for non-investment grade issuers. Additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce our borrowing flexibility in the future.

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

(In millions)	December 28, 2008
Revolving credit agreements	$800.0
Less:
Amount outstanding under revolving credit agreements (weighted average interest rate of 2.8% as of December 28, 2008)	380.0
Letters of credit	46.4
Amount available under revolving credit agreements	$373.6

The revolving credit agreements each contain a covenant that requires a specified level of stockholders' equity, which, as defined by the agreements, does not include accumulated other comprehensive loss and excludes the impact of non-cash impairment charges. The required levels of stockholders' equity (as defined by the agreements) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003 for which net income is positive. As of December 28, 2008, the amount of stockholders' equity in excess of the required levels was approximately $617 million.

We do not intend to renew the $400.0 million credit facility expiring in May 2009 as we believe the amounts available under the $400.0 million credit facility expiring in June 2011, in combination with other financing sources, will be sufficient to meet our financing needs through the expiration of that credit facility.

Commercial Paper

Because of tightening short-term credit markets in recent months and recent credit downgrades by Standard & Poor's and Moody's, resulting in wider interest rate spreads, we are no longer utilizing our commercial paper program and rely on our revolving credit agreements and the private financing transaction discussed above for short-term funding. We did not have any commercial paper outstanding as of December 28, 2008, and had $111.7 million in commercial paper outstanding as of December 30, 2007, with an annual weighted-average interest rate of 5.5% per annum and an average of 10 days to maturity from original issuance. In 2007, we used the proceeds from the sales of the Broadcast Media Group and WQEW-AM to repay commercial paper outstanding.

Medium-Term Notes

In December 2008 we repaid our 10-year 5.625% Series I medium-term notes in an aggregate principal amount of $49.5 million.

Our 10-year 7.125% Series I medium-term notes in an aggregate principal amount of $49.5 million and our 10-year 6.950% Series I medium-term notes in an aggregate principal amount of $49.5 million were scheduled to mature in November 2009. As of December 28, 2008, these notes were reclassed to "Current portion of long-term debt and capital lease obligations" from "Long-term debt" in our Consolidated Balance Sheet.

In February 2009, we repurchased our 10-year 7.125% Series I medium-term notes in an aggregate principal amount of $49.5 million, maturing

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.39

November 2009, for a price of $49.4 million, or 99.875% of par (including commission).

Contractual Obligations

The information provided is based on management's best estimate and assumptions as of December 28, 2008. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In millions)	Total	2009	2010-2011	2012-2013	Later Years
Long-term debt(1)	$795.0	$134.8	$287.6	$103.9	$268.7
Capital leases(2)	12.7	0.6	1.1	1.1	9.9
Operating leases(2)	111.2	22.6	30.0	22.5	36.1
Benefit plans(3)	1,328.4	112.7	232.8	249.8	733.1
Total	$2,247.3	$270.7	$551.5	$377.3	$1,047.8

(1)  Includes estimated interest payments on long-term debt and our 10-year 7.125% Series I medium-term notes in an aggregate principal amount of $49.5 million that was repurchased in February 2009 for $49.4 million. Excludes borrowings under revolving credit facilities of $380.0 million as of December 28, 2008. These amounts will be paid in 2009. See Note 9 of the Notes to the Consolidated Financial Statements for additional information related to our borrowings under revolving credit facilities and long-term debt.

(2)  See Note 19 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.

(3)  Includes estimated benefit payments, net of plan participant contributions, under our sponsored pension and postretirement plans. The liabilities related to both plans are included in "Pension benefits obligation" and "Postretirement benefits obligation" in our Consolidated Balance Sheets. Payments included in the table above have been estimated over a 10-year period; therefore the amounts included in the "Later Years" column only include payments for the period of 2014-2018. While benefit payments under these plans are expected to continue beyond 2018, we believe that an estimate beyond this period is unreasonable. See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for additional information related to our pension and postretirement plans.

In addition to the pension and postretirement liabilities included in the table above, "Other Liabilities – Other" in our Consolidated Balance Sheets include liabilities related to i) deferred compensation, primarily consisting of our deferred executive compensation plan (the "DEC plan"), ii) uncertain tax positions under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48") and iii) various other liabilities. These liabilities are not included in the table above primarily because the future payments are not determinable.

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

Our tax liability for uncertain tax positions was approximately $128 million, including approximately $35 million of accrued interest and penalties. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 11 of the Notes to the Consolidated Financial Statements for additional information on "Income Taxes."

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

Off-Balance Sheet Arrangements

We have letters of credit outstanding of approximately $46 million, primarily for obligations under our workers' compensation program and for our New York headquarters.

We also have outstanding guarantees on behalf of a third party that provides circulation customer service, tele-marketing and home-delivery services for The Times and the Globe and on behalf of third parties that provide printing and distribution services for The Times's National Edition. As of December 28, 2008, the aggregate potential liability under these guarantees was approximately $26 million. See Note 19 of the Notes to the Consolidated Financial Statements for additional information.

P. 40 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(In millions)	December 28, 2008	December 30, 2007
Long-lived assets	$2,066	$2,280
Total assets	$3,402	$3,473
Percentage of long-lived assets to total assets	61%	66%

The impairment analysis is considered critical to our segments because of the significance of long-lived assets to our Consolidated Balance Sheets.

We evaluate whether there has been an impairment of goodwill or intangible assets not amortized on an annual basis or in an interim period if certain circumstances indicate that a possible impairment may exist. All other long-lived assets are tested for impairment if certain circumstances indicate that a possible impairment exists.

We test for goodwill impairment at the reporting unit level. The reporting units are our operating segments, as defined by FAS 142. Separate financial information about these segments is regularly evaluated by our chief operating decision maker in deciding how to allocate resources.

The goodwill impairment test is a two-step process. The first step used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model (present value of future cash flows) and a market approach model based on comparable businesses. In calculating fair value for each reporting unit, we generally weigh the results of the discounted cash flow model more heavily than the market approach because the discounted cash flow model is specific to our business and long-term projections. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

We also perform a reconciliation of our market capitalization to the total fair value of our reporting units. The reconciliation is completed to corroborate that the fair value used to test goodwill is reasonable. Our market capitalization is calculated based on the market price of our stock in the period of approximately two weeks before and after the date of our goodwill impairment assessment.

Intangible assets that are not amortized (e.g., mastheads and trade names) are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. Fair value is calculated utilizing the relief-from-royalty method, which is based on applying a royalty rate, which would be obtained through a lease, to the cash flows derived from the asset being tested. The royalty rate is derived from market data. If the fair value exceeds the carrying amount, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

All other long-lived assets (intangible assets that are amortized, such as customer lists, and property, plant and equipment) are tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset i) is not recoverable (the carrying value of the asset is greater than the sum of

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.41

undiscounted cash flows) and ii) is greater than its fair value.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill, other intangible assets acquired and other long-lived assets are estimated future cash flows, discount rates, growth rates, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.

In addition to annual testing, management uses certain indicators to evaluate whether the carrying values of its long-lived assets may not be recoverable and an interim impairment test may be required. These indicators include i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels, ii) a significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity and iii) a decline in our stock price and market capitalization.

Management has applied what it believes to be the most appropriate valuation methodology for each of its reporting units. Our testing has resulted in impairment charges in 2008, 2007 and 2006. See Note 3 of the Notes to the Consolidated Financial Statements.

Retirement Benefits

Our pension and postretirement benefit costs are accounted for using actuarial valuations required by FAS No. 87, Employers' Accounting for Pensions ("FAS 87"), FAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("FAS 106"), and FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("FAS 158").

We adopted FAS 158, as of December 31, 2006. FAS 158 requires an entity to recognize the funded status of its defined benefit plans – measured as the difference between plan assets at fair value and the benefit obligation – on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. As of December 28, 2008, our assets related to our qualified pension plans were measured at fair value in accordance with FAS No. 157, Fair Value Measurements ("FAS 157"). See the "Recent Accounting Pronouncements" section below for information on the issuance of FASB Staff Position No. 132(R)-1, Employers' Disclosures About Postretirement Benefit Plan Assets ("FSP 132(R)-1") that will expand the disclosure requirements for pension plan assets.

We consider accounting for retirement plans critical to all of our operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health-care cost trend rates, salary growth, long-term return on plan assets and mortality rates.

Depending on the assumptions and estimates used, the impact from our pension and postretirement benefits could vary within a range of outcomes and could have a material effect on our Consolidated Financial Statements.

See the following section " – Pension and Postretirement Benefits" that discusses our retirement benefits in further detail.

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

P. 42 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

Income taxes are accounted for in accordance with FAS No. 109, Accounting for Income Taxes ("FAS 109"). Under FAS 109, income taxes are recognized for the following: i) amount of taxes payable for the current year and ii) deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes in the period of enactment.

FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our process includes collecting positive (e.g., sources of taxable income) and negative (e.g., historical losses over a three-year period) evidence and assessing, based on the evidence, whether it is more likely than not that the deferred tax assets will not be realized.

In accordance with FIN 48, we recognize in our financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. This involves the identification of potential uncertain tax positions, the evaluation of tax law and an assessment of whether a liability for uncertain tax positions is necessary. Different conclusions reached in this assessment can have a material impact on the Consolidated Financial Statements.

We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is difficult to predict.

Self-Insurance

We self-insure for workers' compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $82 million as of December 28, 2008 and $93 million as of December 30, 2007.

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

(In millions)	December 28, 2008	December 30, 2007
Accounts receivable allowances	$34	$38
Accounts receivable-net	404	438
Accounts receivable-gross	$438	$476
Total current assets	$624	$664
Percentage of accounts receivable allowances to gross accounts receivable	8%	8%
Percentage of net accounts receivable to current assets	65%	66%

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

PENSION AND POSTRETIREMENT BENEFITS

(In millions)	December 28, 2008	December 30, 2007
Pension and postretirement liabilities	$1,032	$524
Total liabilities	$2,895	$2,489
Percentage of pension and postretirement liabilities to total liabilities	36%	21%

Pension Benefits

We sponsor several pension plans, participate in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, and make contributions to several others, in connection with collective bargaining agreements, that are considered multi-employer pension plans. These plans cover substantially all employees.

Our company-sponsored plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.43

employees with retirement benefits in accordance with benefit provision formulas detailed in each plan. Our non-qualified plans provide retirement benefits only to certain highly compensated employees.

We also have a foreign-based pension plan for certain IHT employees (the "foreign plan"). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.

The funded status of our qualified and non-qualified pension plans as of December 28, 2008 is as follows:

	December 28, 2008
(In millions)	Qualified Plans	Non- Qualified Plans	All Plans
Pension obligation	$1,638	$228	$1,866
Fair value of plan assets	995	—	995
Pension underfunded obligation	$(643)	$(228)	$(871)

As a result of significant declines in the equity markets in 2008, the funded status of our qualified pension plans was adversely affected. As of December 28, 2008, the underfunded pension obligation for our qualified pension plans was approximately $643 million measured in accordance with GAAP and approximately $535 million measured in accordance with the Employee Retirement Income Security Act ("ERISA"). The regulations under GAAP and ERISA differ, for example with respect to the guidance on selecting a discount rate to calculate the pension obligation, and therefore result in different underfunded balances. If the equity markets do not sufficiently recover, the discount rate does not increase and there is no legislative relief, we will be required to make significant contributions to close the $535 million funding gap. We expect no contributions with respect to this underfunded amount will be required in 2009 because of our pension funding credits. However, we will make contractual funding contributions of approximately $34 to $38 million in connection with The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan. In 2008 and 2007, we made contractual funding contributions of approximately $16 million and $12 million, respectively to the Guild plan.

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

The expected long-term rate of return determined on this basis was 8.75% in 2008. We anticipate that our pension assets will generate long-term returns on assets of at least 8.75%. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% to 75% with equity managers, with an expected long-term rate of return on assets of 10%, and 25% to 35% with fixed income/real estate managers, with an expected long-term rate of return on assets of 6%.

Our actual asset allocation as of December 28, 2008 was in line with our expectations. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

Our plan assets had a loss of approximately 32% in 2008. We believe that an expected long-term rate of return of 8.75% is reasonable because our goal is to maintain our current investment strategy with our target investment allocation and we expect that over a period of time asset returns will revert back to historical levels for each investment class.

Our determination of pension expense or income is based on a market-related valuation of assets, which reduces year-to-year volatility. This market-related valuation of assets recognizes investment gains or losses over a three-year period from the year in which they occur. Investment gains or losses for this purpose are the difference between the expected return calculated using the market-related value of assets and the actual return based on the

P. 44 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

market-related value of assets. Since the market-related value of assets recognizes gains or losses over a three-year period, the future value of assets will be affected as previously deferred gains or losses are recorded.

If we had decreased our expected long-term rate of return on our plan assets by 0.5% in 2008, pension expense would have increased by approximately $7 million in 2008 for our qualified pension plans. Our funding requirements would not have been materially affected.

In 2008, we determined our discount rate using a Ryan ALM, Inc. Curve ("Ryan Curve"). The Ryan Curve was not available at our prior measurement date, which is the last day of our fiscal year. In previous years we utilized the Citigroup Pension Discount Curve. We switched to the Ryan Curve because it provides the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on "watch"). We believe that this additional information and flexibility allows us to calculate a better estimate of a discount rate.

To determine the discount rate, we produce a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by FAS 87. For active participants, service is projected to the current measurement date and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the Annual Spot Rates provided in the Ryan Curve. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the Ryan Curve rates.

The discount rate determined on this basis was 6.45% for our qualified plans and 6.65% for our non-qualified plans as of December 28, 2008.

If we had decreased the expected discount rate by 0.5% in 2008, pension expense would have increased by approximately $11 million for our qualified pension plans and approximately $1 million for our non-qualified pension plans. Our funding requirements would not have been materially affected.

As of December 28, 2008, we reduced our rate of increase in compensation levels assumption to 3.5% from 4.5%. This change was made to better reflect our expectation on compensation increases going forward.

We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors related to the populations participating in the pension plans.

See Note 12 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.

Postretirement Benefits

We provide health and life insurance benefits to retired employees (and their eligible dependents) that are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. In addition, we contribute to a postretirement plan under the provisions of a collective bargaining agreement. Our policy is to pay our portion of insurance premiums and claims from our assets.

In accordance with FAS 106, we accrue the costs of postretirement benefits during the employees' active years of service.

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate range decreased to 5% to 10% as of December 28, 2008 from 5% to 11% as of December 30, 2007. A 1% increase/decrease in the health-care cost trend rates range would result in an increase of approximately $1 million or a decrease of approximately $1 million in our 2008 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A 1% increase/decrease in the health-care cost trend rates would result in an increase of approximately $9 million or a decrease of approximately $8 million, in our accumulated benefit obligation as of December 28, 2008. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See the preceding section " – Pension Benefits," which discusses our discount rate assumption.

See Notes 12 and 13 of the Notes to the Consolidated Financial Statements for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FSP 132(R)-1. FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers' plan assets, including employers' investment strategies,

Management's Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY P.45

major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact of adopting FSP 132(R)-1 on our financial statements.

In June 2008, the Emerging Issues Task Force ("EITF") issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Specifically, paragraph 11(a) of FAS 133 excludes from its scope contracts issued or held by that reporting entity that are both (i) indexed to its own stock and (ii) classified in stockholders' equity. EITF 07-5 must be applied to determine whether freestanding equity derivatives or embedded equity derivative features qualify for the first part of that scope exception. In addition, for a freestanding equity-linked financial instrument that does not have all the characteristics of a derivative under FAS 133, EITF 07-5 must be applied to determine whether the guidance in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, should be applied to the instrument.

EITF 07-5 is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-5 must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying it must be recognized as an adjustment to the opening balance of retained earnings at transition. We are currently evaluating the impact of adopting EITF 07-5 on our financial statements.

In December 2007, the FASB issued FAS No. 141(R), Business Combinations ("FAS 141(R)") and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("FAS 160"). Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders' equity and the elimination of "minority interest" accounting in results of operations. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will affect the accounting for our acquisitions that occur after the adoption date. Based on our current structure, FAS 160 will be immaterial to our financial statements.

P. 46 2008 ANNUAL REPORT – Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is principally associated with the following:

–  Interest rate fluctuations related to our debt obligations are managed by balancing the mix of variable- versus fixed-rate borrowings. Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $2.6 million (pre-tax) in 2008 and $2.7 million (pre-tax) in 2007.

–  Newsprint is a commodity subject to supply and demand market conditions. We have equity investments in two paper mills, which provide a partial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented 9% of our total operating costs in 2008 and 2007. Based on the number of newsprint tons consumed in 2008 and 2007, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of approximately $3 million (pre-tax) in 2008 and $4 million (pre-tax) in 2007.

–  A significant portion of our employees are unionized and our results could be adversely affected if labor negotiations were to restrict our ability to maximize the efficiency of our operations. In addition, if we experienced labor unrest, our ability to produce and deliver our most significant products could be impaired.

See Notes 6, 7, 9 and 19 of the Notes to the Consolidated Financial Statements.

Quantitative and Qualitative Disclosures About Market Risk – THE NEW YORK TIMES COMPANY P.47

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE NEW YORK TIMES COMPANY 2008 FINANCIAL REPORT

INDEX	PAGE
Management's Responsibilities Report	49
Management's Report on Internal Control Over Financial Reporting	50
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements as of and for the years ended December 28, 2008 and December 30, 2007	51
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements as of and for the year ended December 31, 2006	52
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	53
Consolidated Statements of Operations for the years ended December 28, 2008, December 30, 2007 and December 31, 2006	54
Consolidated Balance Sheets as of December 28, 2008 and December 30, 2007	55
Consolidated Statements of Cash Flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006	57
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 28, 2008, December 30, 2007 and December 31, 2006	59
Notes to the Consolidated Financial Statements	62
1. Summary of Significant Accounting Policies	62
2. Acquisitions and Dispositions	66
3. Impairment of Assets	67
4. Goodwill and Other Intangible Assets	68
5. Discontinued Operations	69
6. Inventories	70
7. Investments in Joint Ventures	70
8. Other	70
9. Debt	71
10. Fair Value of Financial Instruments	72
11. Income Taxes	73
12. Pension Benefits	75
13. Postretirement and Postemployment Benefits	78
14. Other Liabilities	81
15. Earnings Per Share	82
16. Stock-Based Awards	82
17. Stockholders' Equity	85
18. Segment Information	86
19. Commitments and Contingent Liabilities	88
20. Subsequent Events	89
Quarterly Information (unaudited)	91
Schedule II - Valuation and Qualifying Accounts for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006	93

P. 48 2008 ANNUAL REPORT

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

The consolidated financial statements were audited by Ernst & Young LLP in 2008 and 2007 and by Deloitte & Touche LLP for 2006, both of which are an independent registered public accounting firm. Their audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and each report is shown on pages 51 and 52.

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

THE NEW YORK TIMES COMPANY	THE NEW YORK TIMES COMPANY

BY: JANET L. ROBINSON President and Chief Executive Officer February 26, 2009	BY: JAMES M. FOLLO Senior Vice President and Chief Financial Officer February 26, 2009

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 28, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management concluded that the Company's internal control over financial reporting was effective as of December 28, 2008.

The Company's independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company's internal control over financial reporting as of December 28, 2008, which is included on page 53 in this Annual Report on Form 10-K.

P.50 2008 ANNUAL REPORT – Management's Report on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
The New York Times Company
New York, NY

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two fiscal years in the period ended December 28, 2008. Our audit also included the financial statement schedule listed at Item 15(A)(2) of The New York Times Company's 2008 Annual Report on Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New York Times Company at December 28, 2008 and December 30, 2007, and the consolidated results of its operations and its cash flows for each of the two fiscal years in the period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in 2007 The New York Times Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." As discussed in Note 13 to the financial statements, in 2008 the Company adopted Emerging Issues Task Force No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The New York Times Company's internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion thereon.

New York, New York
February 25, 2009

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of
The New York Times Company
New York, NY

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of The New York Times Company (the "Company") for the year ended December 31, 2006. Our audit also included the financial statement schedule listed at Item 15(A)(2) of the Company's 2008 Annual Report on Form 10-K for the year ended December 31, 2006. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," relating to the recognition and related disclosure provisions, effective December 31, 2006.

New York, NY
March 1, 2007

P.52 2008 ANNUAL REPORT – Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
The New York Times Company
New York, NY

We have audited The New York Times Company's internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The New York Times Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The New York Times Company's internal control over financial reporting based on our audit.

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

In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The New York Times Company as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two fiscal years in the period ended December 28, 2008 and our report dated February 25, 2009 expressed an unqualified opinion thereon.

New York, New York
February 25, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – THE NEW YORK TIMES COMPANY P.53

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share data)	December 28, 2008	December 30, 2007	December 31, 2006
Revenues
Advertising	$1,779,699	$2,047,468	$2,153,936
Circulation	910,154	889,882	889,722
Other	259,003	257,727	246,245
Total	2,948,856	3,195,077	3,289,903
Operating Costs
Production costs
Raw materials	250,843	259,977	330,833
Wages and benefits	622,692	646,824	665,304
Other	441,585	434,295	439,319
Total production costs	1,315,120	1,341,096	1,435,456
Selling, general and administrative costs	1,332,084	1,397,413	1,398,294
Depreciation and amortization	144,409	189,561	162,331
Total operating costs	2,791,613	2,928,070	2,996,081
Impairment of assets	197,879	11,000	814,433
Net loss on sale of assets	–	68,156	–
Gain on sale of WQEW-AM	–	39,578	–
Operating Profit/(Loss)	(40,636)	227,429	(520,611)
Net income/(loss) from joint ventures	17,062	(2,618)	19,340
Interest expense, net	47,790	39,842	50,651
(Loss)/income from continuing operations before income taxes and minority interest	(71,364)	184,969	(551,922)
Income tax (benefit)/expense	(5,726)	76,137	16,608
Minority interest in net (income)/loss of subsidiaries	(501)	107	359
(Loss)/income from continuing operations	(66,139)	108,939	(568,171)
Discontinued operations, Broadcast Media Group: Income from discontinued operations, net of income taxes	–	5,753	24,728
Gain on sale, net of income taxes	8,300	94,012	–
Discontinued operations, net of income taxes	8,300	99,765	24,728
Net (loss)/income	$(57,839)	$208,704	$(543,443)
Average number of common shares outstanding
Basic	143,777	143,889	144,579
Diluted	143,777	144,158	144,579
Basic (loss)/earnings per share:
(Loss)/income from continuing operations	$(0.46)	$0.76	$(3.93)
Discontinued operations, net of income taxes – Broadcast Media Group	0.06	0.69	0.17
Net (loss)/income	$(0.40)	$1.45	$(3.76)
Diluted (loss)/earnings per share:
(Loss)/income from continuing operations	$(0.46)	$0.76	$(3.93)
Discontinued operations, net of income taxes – Broadcast Media Group	0.06	0.69	0.17
Net (loss)/income	$(0.40)	$1.45	$(3.76)
Dividends per share	$.750	$.865	$.690

See Notes to the Consolidated Financial Statements

P.54 2008 ANNUAL REPORT – Consolidated Statements of Operations

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 28, 2008	December 30, 2007
Assets
Current Assets
Cash and cash equivalents	$56,784	$51,532
Accounts receivable (net of allowances: 2008 – $33,838; 2007 – $38,405)	403,830	437,882
Inventories	24,830	26,895
Deferred income taxes	51,732	92,335
Other current assets	87,024	55,801
Total current assets	624,200	664,445
Investments in Joint Ventures	112,596	137,831
Property, Plant and Equipment
Land	131,547	120,675
Buildings, building equipment and improvements	901,698	859,948
Equipment	1,158,218	1,383,650
Construction and equipment installations in progress	100,586	242,577
Total – at cost	2,292,049	2,606,850
Less: accumulated depreciation and amortization	(938,430)	(1,138,837)
Property, plant and equipment – net	1,353,619	1,468,013
Intangible Assets Acquired
Goodwill	661,201	683,440
Other intangible assets acquired (less accumulated amortization of $53,260 in 2008 and $232,771 in 2007)	51,407	128,461
Total intangible assets acquired	712,608	811,901
Deferred Income Taxes	377,237	112,379
Miscellaneous Assets	221,420	278,523
Total Assets	$3,401,680	$3,473,092
Liabilities and Stockholders' Equity
Current Liabilities
Commercial paper outstanding	$—	$111,741
Borrowings under revolving credit agreements	380,000	195,000
Accounts payable	174,858	202,923
Accrued payroll and other related liabilities	104,183	142,201
Accrued expenses	194,703	193,222
Unexpired subscriptions	80,523	81,110
Current portion of long-term debt and capital lease obligations	98,969	49,539
Total current liabilities	1,033,236	975,736
Other Liabilities
Long-term debt	573,760	672,005
Capital lease obligations	6,646	6,694
Pension benefits obligation	855,667	281,517
Postretirement benefits obligation	149,727	213,500
Other	275,615	339,533
Total other liabilities	1,861,415	1,513,249
Minority Interest	3,066	5,907

See Notes to the Consolidated Financial Statements

Consolidated Balance Sheets – THE NEW YORK TIMES COMPANY P.55

CONSOLIDATED BALANCE SHEETS – continued

(In thousands, except share and per share data)	December 28, 2008	December 30, 2007
Stockholders' Equity
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued	$—	$—
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2008 – 148,057,158; 2007 – 148,057,158 (including treasury shares: 2008 – 5,078,581; 2007 - 5,154,989)	14,806	14,806
Class B – convertible – authorized 825,634 shares; issued: 2008 – 825,634; 2007 – 825,634 (including treasury shares: 2008 – none; 2007 – none)	83	83
Additional paid-in capital	22,149	9,869
Retained earnings	998,699	1,170,288
Common stock held in treasury, at cost	(159,679)	(161,395)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	14,493	19,660
Funded status of benefit plans	(386,588)	(75,111)
Total accumulated other comprehensive loss, net of income taxes	(372,095)	(55,451)
Total stockholders' equity	503,963	978,200
Total Liabilities and Stockholders' Equity	$3,401,680	$3,473,092

See Notes to the Consolidated Financial Statements

P.56 2008 ANNUAL REPORT – Consolidated Balance Sheets

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Cash Flows from Operating Activities
Net (loss)/income	$(57,839)	$208,704	$(543,443)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Impairment of assets	197,879	11,000	814,433
Depreciation	127,656	170,061	140,667
Amortization	16,753	19,500	29,186
Stock-based compensation	15,431	13,356	22,658
Excess distributed earnings/(undistributed earnings) of affiliates	957	10,597	(5,965)
Minority interest in net income/(loss) of subsidiaries	501	(107)	(359)
Deferred income taxes	(18,958)	(11,550)	(139,904)
Long-term retirement benefit obligations	(2,981)	10,817	39,057
Gain on sale of Broadcast Media Group	—	(190,007)	—
Loss on sale of assets	—	68,156	—
Gain on sale of WQEW-AM	—	(39,578)	—
Excess tax benefits from stock-based awards	—	—	(1,938)
Other – net	(17,196)	(15,419)	9,499
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable – net	42,093	(62,782)	37,486
Inventories	2,065	9,801	(7,592)
Other current assets	2,752	(3,890)	(1,085)
Accounts payable	10,779	(18,417)	23,272
Accrued payroll and accrued expenses	(48,571)	28,541	(9,900)
Accrued income taxes	(23,170)	(95,925)	14,828
Unexpired subscriptions	(587)	(2,188)	1,428
Net cash provided by operating activities	247,564	110,670	422,328
Cash Flows from Investing Activities
Proceeds from the sale of the Broadcast Media Group	—	575,427	—
Proceeds from the sale of WQEW-AM	—	40,000	—
Proceeds from the sale of Edison, N.J., assets	—	90,819	—
Capital expenditures	(166,990)	(380,298)	(332,305)
Payment for purchase of Edison, N.J., facility	—	(139,979)	—
Acquisitions, net of cash acquired of $2,353 in 2008 and $1,190 in 2007	(5,737)	(34,091)	(35,752)
Investments sold	—	—	100,000
Other investing payments	(2,784)	(3,626)	(20,605)
Net cash (used in)/provided by investing activities	(175,511)	148,252	(288,662)
Cash Flows from Financing Activities
Commercial paper borrowings – net	(111,741)	(310,284)	(74,425)
Borrowings under revolving credit agreements – net	185,000	195,000	—
Construction loan	—	—	61,120
Long-term obligations:
Reduction	(49,561)	(102,437)	(1,640)
Capital shares:
Issuance	—	530	15,988
Repurchases	(231)	(4,517)	(52,267)
Dividends paid to stockholders	(108,541)	(125,063)	(100,104)
Excess tax benefits from stock-based awards	—	—	1,938
Other financing proceeds – net	17,715	66,260	43,198
Net cash used in financing activities	(67,359)	(280,511)	(106,192)
Net increase/(decrease) in cash and cash equivalents	4,694	(21,589)	27,474
Effect of exchange rate changes on cash and cash equivalents	558	761	(41)
Cash and cash equivalents at the beginning of the year	51,532	72,360	44,927
Cash and cash equivalents at the end of the year	$56,784	$51,532	$72,360

See Notes to the Consolidated Financial Statements

Consolidated Statements of Cash Flows – THE NEW YORK TIMES COMPANY P.57

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Flow Information

	Years Ended
(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
SUPPLEMENTAL DATA
Cash payments
– Interest	$50,086	$61,451	$71,812
– Income taxes, net of refunds	$27,490	$283,773	$152,178

Acquisitions and Investments

–  See Notes 2 and 7 of the Notes to the Consolidated Financial Statements.

Other

–  In August 2006, the Company's New York headquarters building was converted to a leasehold condominium, with the Company and its development partner acquiring ownership of their respective leasehold condominium units. The Company's capital expenditures include those of its development partner through August 2006. Cash capital expenditures attributable to the Company's development partner's interest in the Company's New York headquarters were approximately $55 million in 2006.

–  Investing activities—Other investing payments include cash payments by the Company's development partner for deferred expenses related to its leasehold condominium units of approximately $20 million in 2006.

–  Financing activities—Other financing proceeds-net includes cash received from distributions from one of the Company's equity investments of approximately $18 million in 2008 and the Company's development partner for the repayment of the Company's loan receivable of approximately $66 million in 2007 and $43 million in 2006.

Non-Cash

–  In 2007, as part of the purchase and sale of the Company's Edison, N.J., facility (see Note 8), the Company terminated its existing capital lease agreement. This resulted in the reversal of the related assets (approximately $86 million) and capital lease obligation (approximately $69 million).

–  In August 2006, in connection with the conversion of the Company's New York headquarters to a leasehold condominium, the Company made a non-cash distribution of its development partner's net assets of approximately $260 million. Beginning in September 2006, the Company recorded a non-cash receivable and loan payable for the amount that the Company's development partner drew down on the construction loan. As of December 31, 2006, approximately $125 million was outstanding under the Company's real estate development partner's construction loan. In January 2007, the Company was released as a co-borrower, and therefore the receivable and the construction loan were reversed and are not included in the Company's Consolidated Balance Sheet as of December 30, 2007.

–  Accrued capital expenditures included in "Accounts Payable" in the Company's Consolidated Balance Sheet were approximately $18 million in 2008, $46 million in 2007 and $51 million in 2006.

See Notes to the Consolidated Financial Statements

P.58 2008 ANNUAL REPORT – Supplemental Disclosures to Consolidated Statements of Cash Flows

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total
Balance, December 25, 2005	$15,177	$55,148	$1,815,199	$(261,964)	$(172,734)	$1,450,826
Comprehensive loss:
Net loss	—	—	(543,443)	—	—	(543,443)
Foreign currency translation gain	—	—	—	—	9,487	9,487
Unrealized derivative loss on cash-flow hedges (net of tax benefit of $1,023)	—	—	—	—	(1,263)	(1,263)
Minimum pension liability (net of tax expense of $79,498)	—	—	—	—	105,050	105,050
Unrealized gain on marketable securities (net of tax expense of $16)	—	—	—	—	36	36
Reclassification adjustment for losses included in net loss (net of tax benefit of $210)	—	—	—	—	242	242
Comprehensive loss						(429,891)
Adjustment to apply FAS 158 (net of tax benefit of $89,364)	—	—	—	—	(87,982)	(87,982)
Dividends, common – $.69 per share	—	—	(100,104)	—	—	(100,104)
Issuance of shares:
Retirement units – 9,396 Class A shares	—	(217)	—	311	—	94
Stock options – 813,930 Class A shares	81	16,973	—	—	—	17,054
Stock conversions – 1,650 Class B shares to A shares	—	—	—	—	—	—
Restricted shares forfeited – 19,905 Class A shares	—	658	—	(658)	—	—
Restricted stock units exercises – 44,685 Class A shares	—	(2,024)	—	1,478	—	(546)
Stock-based compensation expense	—	22,658	—	—	—	22,658
Repurchase of stock – 2,203,888 Class A shares	—	—	—	(52,267)	—	(52,267)
Treasury stock retirement – 3,728,011 Class A shares	(372)	(93,196)	(60,646)	154,214	—	—
Balance, December 31, 2006	14,886	—	1,111,006	(158,886)	(147,164)	819,842

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity – THE NEW YORK TIMES COMPANY P.59

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – continued

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total
Comprehensive income:
Net income	—	—	208,704	—	—	208,704
Foreign currency translation loss (net of tax expense of $14,127)	—	—	—	—	(1,324)	(1,324)
Change in unrecognized amounts included in pension and postretirement obligations (net of tax expense of $84,281)	—	—	—	—	93,037	93,037
Comprehensive income						300,417
Adjustment to adopt FIN 48	—	—	(24,359)	—	—	(24,359)
Dividends, common – $.865 per share	—	—	(125,063)	—	—	(125,063)
Issuance of shares:
Retirement units – 7,906 Class A shares	—	(90)	—	188	—	98
Employee stock purchase plan – 67,299 Class A shares	—	33	—	1,596	—	1,629
Stock options – 23,248 Class A shares	3	626	—	—	—	629
Stock conversions – 6,958 Class B shares to A shares	—	—	—	—	—	—
Restricted shares forfeited – 21,754 Class A shares	—	516	—	(516)	—	—
Restricted stock units exercises – 31,201 Class A shares	—	(1,092)	—	740	—	(352)
Stock-based compensation expense	—	13,356	—	—	—	13,356
Tax shortfall from equity award exercises	—	(3,480)	—	—	—	(3,480)
Repurchase of stock – 239,641 Class A shares	—	—	—	(4,517)	—	(4,517)
Balance, December 30, 2007	14,889	9,869	1,170,288	(161,395)	(55,451)	978,200

See Notes to the Consolidated Financial Statements

P.60 2008 ANNUAL REPORT – Consolidated Statements of Changes in Stockholders' Equity

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY – continued

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total
Comprehensive loss:
Net loss	—	—	(57,839)	—	—	(57,839)
Foreign currency translation loss (net of tax benefit of $1,678)	—	—	—	—	(5,167)	(5,167)
Change in unrecognized amounts included in pension and postretirement obligations (net of tax benefit of $222,577)	—	—	—	—	(311,477)	(311,477)
Comprehensive income						(374,483)
Adjustment to adopt EITF 06-4 (net of tax benefit of $3,747)	—	—	(5,209)	—	—	(5,209)
Dividends, common – $.75 per share	—	—	(108,541)	—	—	(108,541)
Issuance of shares:
Retirement units – 6,873 Class A shares	—	(71)	—	130	—	59
Employee stock purchase plan – 48,753 Class A Shares	—	(72)	—	919	—	847
Restricted shares forfeited – 9,320 Class A shares	—	176	—	(176)	—	—
Restricted stock units exercises – 56,961 Class A shares	—	(1,369)	—	1,074	—	(295)
Stock-based compensation expense	—	15,431	—	—	—	15,431
Tax shortfall from equity award exercises	—	(1,815)	—	—	—	(1,815)
Repurchase of stock – 26,859 Class A Shares	—	—	—	(231)	—	(231)
Balance, December 28, 2008	$14,889	$22,149	$998,699	$(159,679)	$(372,095)	$503,963

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity – THE NEW YORK TIMES COMPANY P.61

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

The New York Times Company (the "Company") is a diversified media company currently including newspapers, Internet businesses, a radio station, investments in paper mills and other investments (see Note 7). The Company's major source of revenue is advertising, predominantly from its newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets in the United States.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions.

Fiscal Year

The Company's fiscal year end is the last Sunday in December. Fiscal years 2008 and 2007 each comprise 52 weeks and fiscal year 2006 comprises 53 weeks. The Company's fiscal years ended as of December 28, 2008, December 30, 2007, and December 31, 2006.

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

Investments

Investments in which the Company has at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if the Company could exercise significant influence, the investment would be accounted for under the equity method. The Company has an investment interest below 20% in a limited liability company which is accounted for under the equity method (see Note 7).

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

The Company evaluates whether there has been an impairment of long-lived assets, primarily property, plant and equipment, if certain circumstances indicate that a possible impairment may exist. These assets are tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset i) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and ii) is greater than its fair value.

Goodwill and Intangible Assets Acquired

Goodwill and other intangible assets acquired are accounted for in accordance with Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets ("FAS 142").

Goodwill is the excess of cost over the fair value of tangible and other intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist in accordance with FAS 142. The Company's policy is to complete the required annual impairment testing in its fiscal fourth quarter.

Other intangible assets acquired consist primarily of newspaper mastheads and trade names on various acquired properties, customer lists, and other assets. Other intangible assets acquired that have indefinite lives (e.g., mastheads and trade names) are not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist in accordance with FAS 142. Certain other intangible assets acquired (e.g., customer lists and other assets) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144").

The Company tests for goodwill impairment at the reporting unit level. The reporting units are the Company's operating segments, as defined by FAS 142. Separate financial information about these segments is

P.62 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

regularly evaluated by the Company's chief operating decision maker in deciding how to allocate resources.

The goodwill impairment test is a two-step process. The first step used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model (present value of future cash flows) and a market approach model based on comparable businesses. In calculating fair value for each reporting unit, the Company generally weighs the results of the discounted cash flow model more heavily than the market approach because the discounted cash flow model is specific to its business and long-term projections. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

The Company also performs a reconciliation of its market capitalization to the total fair value of the Company's reporting units. The reconciliation is completed to corroborate that the fair value used to test goodwill is reasonable. The Company's market capitalization is calculated based on the market price of the Company's stock in the period of approximately two weeks before and after the date of its goodwill impairment assessment.

Intangible assets that are not amortized (e.g., mastheads and trade names) are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. Fair value is calculated utilizing the relief-from-royalty method, which is based on applying a royalty rate, which would be obtained through a lease, to the cash flows derived from the asset being tested. The royalty rate is derived from market data. If the fair value exceeds the carrying amount, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

All other long-lived assets (intangible assets that are amortized, such as customer lists, and property, plant and equipment) are tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset i) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and ii) is greater than its fair value.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill, other intangible assets acquired and other long-lived assets are estimated future cash flows, discount rates, growth rates, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.

In addition to annual testing, management uses certain indicators to evaluate whether the carrying values of its long-lived assets may not be recoverable and an interim impairment test may be required. These indicators include i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow of an entity or inability of an entity to improve its operations to forecasted levels, ii) a significant adverse change in the business climate, whether structural or technological, that could affect the value of an entity and iii) a decline in the Company's stock price and market capitalization.

Management has applied what it believes to be the most appropriate valuation methodology for each of its reporting units. Its testing has resulted in impairment charges in 2008, 2007 and 2006. See Note 3.

Self-Insurance

The Company self-insures for workers' compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported.

Pension and Postretirement Benefits

The Company sponsors several pension plans, participates in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, and makes contributions to several others, in connection with collective bargaining agreements, that are considered multi-employer pension plans. These plans cover substantially all employees.

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

The Company adopted FAS 158, as of December 31, 2006. FAS 158 requires an entity to recognize the funded status of its defined benefit pension plans – measured as the difference between plan assets at fair value and the benefit obligation – on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. As of December 28, 2008, the Company's assets related to its qualified pension plans were measured at fair value in accordance with FAS No. 157, Fair Value Measurements ("FAS 157"). The disclosure provisions of FAS 157 did not apply to the Company's qualified pension plan assets, and therefore are not disclosed. See the "Recent Accounting Pronouncements" section below for information on the issuance of Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. 132(R)-1, Employers' Disclosures About Postretirement Benefit Plan Assets ("FSP 132(R)-1") that will expand the disclosure requirements for pension plan assets. See Notes 12 and 13 for additional information regarding pension and postretirement benefits.

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

Income Taxes

Income taxes are accounted for in accordance with FAS No. 109, Accounting for Income Taxes ("FAS 109"). Under FAS 109, income taxes are recognized for the following: i) amount of taxes payable for the current year and ii) deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes in the period of enactment.

FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company's process includes collecting positive (e.g., sources of taxable income) and negative (e.g., historical losses over a three-year period) evidence and assessing, based on the evidence, whether it is more likely than not that the deferred tax assets will not be realized.

In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 ("FIN 48"), the Company recognizes in its financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. This involves the identification of potential uncertain tax positions, the evaluation of tax law and an assessment of whether a liability for uncertain tax positions is necessary. Different conclusions reached in this assessment can have a material impact on the Consolidated Financial Statements.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of

P.64 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

time to resolve. Until formal resolutions are reached between the Company and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is difficult to predict.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance with FAS No. 123 (revised 2004), Share-Based Payment ("FAS 123-R"). The Company establishes fair value for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period. The Company recognizes expense for stock options, restricted stock units, restricted stock and other long-term incentive plan awards. See Note 16 for additional information related to stock-based compensation expense.

Earnings/(Loss) Per Share

The Company calculates earnings/(loss) per share in accordance with FAS No. 128, Earnings per Share. Basic earnings/(loss) per share is calculated by dividing net earnings/(loss) available to common stockholders by the weighted-average common shares outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including the effect of shares issuable under the Company's stock-based incentive plans if such effect is dilutive.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP 132(R)-1. FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers' plan assets, including employers' investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP 132(R)-1 on its financial statements.

In June 2008, the EITF issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). Specifically, paragraph 11(a) of FAS 133 excludes from its scope contracts issued or held by that reporting entity that are both (i) indexed to its own stock and (ii) classified in stockholders' equity. EITF 07-5 must be applied to determine whether freestanding equity derivatives or embedded equity derivative features qualify for the first part of that scope exception. In addition, for a freestanding equity-linked financial instrument that does not have all the characteristics of a derivative under FAS 133, EITF 07-5 must be applied to determine whether the guidance in EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19") should be applied to the instrument.

EITF 07-5 is effective for financial statements for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. EITF 07-5 must be applied to all instruments outstanding on the date of adoption and the cumulative effect of applying it must be recognized as an adjustment to the opening balance of retained earnings at transition. The Company is currently evaluating the impact of adopting EITF 07-5 on its financial statements.

In December 2007, the FASB issued FAS No. 141(R), Business Combinations ("FAS 141(R)") and FAS No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 ("FAS 160"). Changes for business combination transactions pursuant to FAS 141(R) include, among others, expensing acquisition-related transaction costs as incurred, the recognition of contingent consideration arrangements at their acquisition date fair value and capitalization of in-process research and development assets acquired at their acquisition date fair value. Changes in accounting

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.65

for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders' equity and the elimination of "minority interest" accounting in results of operations. FAS 141(R) and FAS 160 are required to be adopted simultaneously and are effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) will affect the accounting for the Company's acquisitions that occur after the adoption date. Based on the Company's current structure, FAS 160 will be immaterial to the Company's financial statements.

2. Acquisitions and Dispositions

Acquisitions

Winter Haven News Chief

In March 2008, the Company acquired certain assets of the Winter Haven News Chief ("News Chief"), a regional newspaper in Winter Haven, Fla., for $2.5 million. The operating results of the News Chief are included in the results of the Regional Media Group, which is part of the News Media Group. The News Chief acquisition was complementary to the Company's Lakeland Ledger newspaper. Based on a final valuation of the News Chief, the Company has allocated the excess of the respective purchase price over the fair value of the net assets acquired of $1.3 million to goodwill and $0.6 million to other intangible assets (primarily customer lists).

The following acquisitions and investments all further expand the Company's online content and functionality as well as continue to diversify the Company's online revenue base.

BehNeem, LLC

In March 2008, the Company purchased additional Class A units of BehNeem, LLC ("BehNeem"), increasing its total investment to $4.3 million for a 53% ownership interest. BehNeem licenses the Epsilen Environment, an online learning environment offering course content, assessment and communication tools. The operating results of BehNeem are consolidated in the results of The New York Times Media Group, which is part of the News Media Group. Based on a final valuation of BehNeem, the Company has allocated the excess of the respective purchase price over the fair value of the net assets acquired of $3.1 million to goodwill.

ConsumerSearch, Inc.

In May 2007, the Company acquired ConsumerSearch, Inc. ("ConsumerSearch"), a leading online aggregator and publisher of reviews of consumer products, for approximately $33 million. ConsumerSearch.com includes product comparisons and recommendations and added a new functionality to the About Group. Based on a final valuation of ConsumerSearch, the Company has allocated the excess of the purchase price over the fair value of the net liabilities assumed of $24.1 million to goodwill and $15.4 million to other intangible assets. The goodwill for the ConsumerSearch acquisition is not tax-deductible. The intangible assets consist of its trade name, customer relationships, content and proprietary technology.

UCompareHealthCare.com

In March 2007, the Company acquired UCompareHealthCare.com, a site that provides dynamic Web-based interactive tools to enable users to measure the quality of certain healthcare services, for $2.3 million. The Company paid approximately $1.8 million in 2007 and $0.5 million in 2008. UCompareHealthCare.com expanded the About Group's online health channel. Based on a final valuation of UCompareHealthCare.com, the Company has allocated the excess of the purchase price over the fair value of the net assets acquired of $1.5 million to goodwill and $0.8 million to other intangible assets. The goodwill for the UCompareHealthCare.com acquisition is tax-deductible. The intangible assets consist of content and proprietary technology.

Caloriecount.about.com

In September 2006, the Company acquired Calorie-Count.com, now Caloriecount.about.com, a site that offers weight management tools, social support and nutritional information, for approximately $1 million, the majority of which was allocated to goodwill. Caloriecount.about.com is part of the About Group.

Baseline

In August 2006, the Company acquired Baseline StudioSystems ("Baseline"), a leading online subscription database and research service for information on the film and television industries, for $35.0 million. Baseline's financial results are part of The New York Times Media Group, which is part of the News Media Group. Based on a final valuation of Baseline, the Company has allocated the excess of the purchase price over the fair value of net assets acquired as follows: $23.2 million to goodwill and $12.1 million to other intangible assets (primarily content, a customer list and technology).

The Company's Consolidated Financial Statements include the operating results of these acquisitions subsequent to their date of acquisition.

The acquisitions in 2008, 2007 and 2006 were funded through a combination of short-term and long-term debt. Pro forma statements of operation have not been presented because the effects of the acquisitions were not material to the Company's Consolidated Financial Statements for the periods presented herein.

P.66 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Dispositions

Sale of WQEW-AM

In April 2007, the Company sold WQEW-AM to Radio Disney, LLC (which had been providing substantially all of WQEW-AM's programming through a time brokerage agreement) for $40.0 million. The Company recognized a pre-tax gain of $39.6 million ($21.2 million after tax) in 2007.

Sale of Discovery Times Channel Investment

In October 2006, the Company sold its 50% ownership interest in Discovery Times Channel, a digital cable channel, for $100 million. The sale resulted in the Company liquidating its investment of approximately $108 million, which was included in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheet, and recording a loss of approximately $8 million in "Net income/(loss) from joint ventures" in the Company's Consolidated Statement of Operations.

3. Impairment of Assets

In the first quarter of 2008, the Company recorded a non-cash impairment charge of $18.3 million for the write-down of assets for a systems project at the News Media Group. The Company reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

In the third quarter of 2008, the Company performed an interim impairment test at the New England Media Group, which is part of the News Media Group reportable segment, due to certain impairment indicators, including the continued decline in print advertising revenue affecting the newspaper industry and lower-than-expected current and projected operating results. The assets tested include goodwill, indefinite-lived intangible assets, other long-lived assets being amortized and an equity method investment in Metro Boston.

The Company did not finalize its interim impairment analysis in the third quarter of 2008, due to the timing and complexity of the calculations, but recorded an estimated non-cash impairment charge of $166.0 million. The Company finalized its interim impairment analysis in the fourth quarter of 2008 and concluded that no adjustment to the estimated charge was necessary. This impairment charge reduced the carrying value of goodwill and other intangible assets of the New England Media Group to zero.

The fair value of the New England Media Group's goodwill is the residual fair value after allocating the total fair value of the New England Media Group to its other assets, net of liabilities. The total fair value of the New England Media Group was estimated using a combination of a discounted cash flow model (present value of future cash flows) and a market approach model based on comparable businesses. The goodwill is not tax deductible because the 1993 acquisition of the Globe was structured as a tax-free stock transaction.

The fair value of the masthead at the New England Media Group was calculated using a relief-from-royalty method and the fair value of the customer list was calculated by estimating the present value of associated future cash flows.

The property, plant and equipment of the New England Media Group was estimated at fair value less cost to sell. The fair value was determined giving consideration to market and income approaches to value.

The carrying value of the Company's investment in Metro Boston was written down to fair value because the business had experienced lower-than-expected growth and the Company anticipated lower growth compared with previous projections, leading management to conclude that the investment was other than temporarily impaired. The impairment was recorded within "Net income/(loss) from joint ventures."

The Company's 2008 annual impairment test, which was completed in the fourth quarter, resulted in an additional non-cash impairment charge of $19.2 million relating to the International Herald Tribune (the "IHT") masthead. This impairment charge reduced the carrying value of the IHT masthead to zero. The asset impairment mainly resulted from lower projected operating results and cash flows primarily due to the economic downturn and secular decline of print advertising revenues. The fair value of the masthead was calculated using a relief-from-royalty method.

In connection with the Company's annual impairment test, no goodwill impairment was recognized at the Regional Media Group, a reporting unit that includes approximately $160 million of goodwill. However, because the Regional Media Group's estimated fair value approximates its carrying value, the Company believes that if the economic downturn and the secular decline in print advertising have a greater impact than expected on its cash flows, an interim impairment test would be necessary and a goodwill impairment charge could be likely.

The Company also reviewed whether an interim impairment test was necessary in the fourth quarter (subsequent to its annual impairment assessment date), given a decline in market capitalization. However, the Company believed the decline was not

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.67

related to lower fair values of the Company's reporting units, but rather to negative market conditions due to the credit crisis, the economic recession and the current issues in the industry and, as a result, an interim impairment test was not required.

In 2007 and 2006, the Company's annual impairment testing resulted in non-cash impairment charges of $18.1 million and $814.4 million, respectively, related to write-downs of intangible assets, including goodwill, at the New England Media Group and the Company's Metro Boston investment. The asset impairments mainly resulted from declines in current and projected operating results and cash flows of the New England Media Group due to, among other factors, unfavorable economic conditions, advertiser consolidations in the New England area and increased competition with online media.

The impairment charges recorded for 2008, 2007 and 2006 that are included in "Impairment of assets" and "Net income/(loss) from joint ventures" in the Consolidated Statements of Operations, are presented below by asset.

	December 28, 2008			December 30, 2007			December 31, 2006
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Newspaper mastheads	$57,470	$22,653	$34,817	$11,000	$4,626	$6,374	$6,515	$2,736	$3,779
Goodwill	22,897	–	22,897	–	–	–	782,321	65,009	717,312
Customer list	8,336	3,086	5,250	–	–	–	25,597	10,751	14,846
Property, plant and equipment	109,176	44,167	65,009	–	–	–	–	–	–
Total	$197,879	$69,906	$127,973	$11,000	$4,626	$6,374	$814,433	$78,496	$735,937
Metro Boston investment	5,600	2,084	3,516	7,071	2,944	4,127	–	–	–
Total	$203,479	$71,990	$131,489	$18,071	$7,570	$10,501	$814,433	$78,496	$735,937

4. Goodwill and Other Intangible Assets

The changes in the carrying amount of Goodwill in 2008 and 2007 were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 31, 2006	$306,564	$344,356	$650,920
Goodwill acquired during year	–	25,625	25,625
Goodwill adjusted during year	(1,984)	–	(1,984)
Foreign currency translation	8,879	–	8,879
Balance as of December 30, 2007	$313,459	$369,981	$683,440
Goodwill acquired during year	4,416	–	4,416
Goodwill adjusted during year	–	(3)	(3)
Foreign currency translation	(3,755)	–	(3,755)
Impairment (see Note 3)	(22,897)	–	(22,897)
Balance as of December 28, 2008	$291,223	$369,978	$661,201

Goodwill acquired in this table is related to the acquisitions discussed in Note 2.

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the IHT.

P.68 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Other intangible assets acquired were as follows:

	December 28, 2008			December 30, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$28,346	$(17,228)	$11,118	$222,267	$(199,930)	$22,337
Other	62,210	(36,032)	26,178	67,254	(32,841)	34,413
Total	90,556	(53,260)	37,296	289,521	(232,771)	56,750
Unamortized other intangible assets:
Newspaper mastheads	–	–	–	57,638	–	57,638
Trade names	14,111	–	14,111	14,073	–	14,073
Total	14,111	–	14,111	71,711	–	71,711
Total other intangible assets acquired	$104,667	$(53,260)	$51,407	$361,232	$(232,771)	$128,461

The table above includes other intangible assets related to the acquisitions discussed in Note 2. The gross carrying amount and accumulated amortization have decreased as a result of the impairment of assets discussed in Note 3. Additionally, certain amounts in the table above include the foreign currency translation adjustment related to the consolidation of the IHT.

As of December 28, 2008, the remaining weighted-average amortization period is seven years for customer lists and six years for other intangible assets acquired included in the table above.

Amortization expense related to amortized other intangible assets acquired was $11.5 million in 2008, $14.6 million in 2007 and $24.4 million in 2006. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands) Year	Amount
2009	$8,200
2010	8,100
2011	7,700
2012	5,300
2013	2,100

5. Discontinued Operations

On May 7, 2007, the Company sold its Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million. The Company recognized a pre-tax gain on the sale of $190.0 million ($94.0 million after tax) in 2007. Net income from discontinued operations of $8.3 million in 2008 was due to a reduction in income taxes on the gain on the sale and post-closing adjustments to the gain.

In accordance with the provisions of FAS 144, the Broadcast Media Group's results of operations and the gain on the sale are presented as discontinued operations. The results of operations presented as discontinued operations through May 7, 2007 are summarized as follows:

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Revenues	$–	$46,702	$156,791
Total operating costs	–	36,854	115,370
Pre-tax income	–	9,848	41,421
Income tax expense	–	4,095	16,693
Income from discontinued operations, net of income taxes	–	5,753	24,728
Gain on sale, net of income taxes:
Gain/(loss) on sale, before taxes	(565)	190,007	–
Income tax (benefit)/ expense	(8,865)	95,995	–
Gain on sale, net of income taxes	8,300	94,012	–
Discontinued operations, net of income taxes	$8,300	$99,765	$24,728

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.69

6. Inventories

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

(In thousands)	December 28, 2008	December 30, 2007
Newsprint and magazine paper	$19,565	$21,929
Other inventory	5,265	4,966
Total	$24,830	$26,895

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 71% of inventory in 2008 and 70% of inventory in 2007. The excess of replacement or current cost over stated LIFO value was approximately $10 million as of December 28, 2008 and $5 million as of December 30, 2007.

7. Investments in Joint Ventures

As of December 28, 2008, the Company's investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC ("Metro Boston")	49%
Donohue Malbaie Inc. ("Malbaie")	49%
Madison Paper Industries ("Madison")	40%
quadrantONE LLC ("quadrantONE")	25%
New England Sports Ventures, LLC ("NESV")	17.75%

The Company's investments above are accounted for under the equity method, and are recorded in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. The Company's proportionate shares of the operating results of its investments are recorded in "Net income/(loss) from joint ventures" in the Company's Consolidated Statements of Operations and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets.

Metro Boston

The Company owns a 49% interest in Metro Boston. The Company recorded non-cash charges of $5.6 million ($3.5 million after tax) in 2008 and $7.1 million ($4.1 million after tax) in 2007 related to write-downs of this investment.

These charges are included in "Net income/(loss) from joint ventures" in the Company's Consolidated Statements of Operations.

Malbaie & Madison

The Company also has investments in a Canadian newsprint company, Malbaie, and a partnership operating a supercalendered paper mill in Maine, Madison (together, the "Paper Mills").

The Company and Myllykoski Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company's percentage ownership of Madison, which represents 40%, is through an 80%-owned consolidated subsidiary. Myllykoski Corporation owns a 10% interest in Madison through a 20% minority interest in the consolidated subsidiary of the Company. Myllykoski Corporation's proportionate share of the operating results of Madison is also recorded in "Net income/(loss) from joint ventures" in the Company's Consolidated Statements of Operations and in "Investments in Joint Ventures" in the Company's Consolidated Balance Sheets. Myllykoski Corporation's minority interest is included in "Minority interest in net (income)/loss of subsidiaries" in the Company's Consolidated Statements of Operations and in "Minority Interest" in the Company's Consolidated Balance Sheets.

The Company received distributions from Malbaie of $4.7 million in 2008 and $3.8 million in 2006 and did not receive any distributions in 2007.

The Company received distributions from Madison of $26.0 million in 2008, $3.0 million in 2007 and $5.0 million in 2006.

The News Media Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated $68.0 million in 2008, $66.0 million in 2007 and $80.4 million in 2006.

quadrantONE

The Company owns a 25% interest in quadrantONE, an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites.

NESV

The Company owns a 17.75% interest in NESV, which owns the Boston Red Sox, Fenway Park and adjacent real estate, 80% of the New England Sports Network (a regional cable sports network that televises the Red Sox games) and 50% of Roush Fenway Racing, a leading NASCAR team. In January 2009, the Company announced that it is exploring the possible sale of its ownership interest in NESV.

8. Other

City & Suburban Closure

In January 2009, the Company closed its subsidiary, City & Suburban Delivery Systems, Inc. ("City & Suburban"), which operated a wholesale distribution business that delivered The New York Times ("The Times") and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area. With this change, the Company moved to a distribution model similar to that of The

P.70 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Times's national edition and, as a result, The Times is currently delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and the Company's own drivers. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents. In 2008, the total one-time costs from the closure were approximately $33 million, consisting primarily of approximately $29 million for severance costs. In the first quarter of 2009, the Company expects to record an expense of $19 million, of which $16 million pertains to above-market leases.

Plant Closing – Billerica, Mass.

In September 2008, the Company announced that it will consolidate the Globe's printing facility in Billerica, Mass. into its Boston, Mass., facility. The consolidation is expected to be completed during the second half of 2009. The costs to close the Billerica facility are estimated to be approximately $21 million, principally consisting of severance costs of approximately $12 million and accelerated depreciation charges of approximately $9 million. In 2008, costs incurred to close the Billerica facility were approximately $4 million primarily related to accelerated depreciation expense.

Capital expenditures to consolidate into one printing plant are estimated to be approximately $14 million, of which approximately $2 million was incurred in 2008. Certain property, plant and equipment located at the Billerica plant was impaired and a related write-down is included within the Company's total New England Media Group impairment charge recorded in 2008. See Note 3 for additional information related to the impairment.

Severance Costs

The Company recognized severance costs of $81.0 million in 2008, $35.4 million in 2007 and $34.3 million in 2006. Included in the 2008 severance costs is approximately $29 million in connection with the closing of City & Suburban. Most of the charges in 2008, 2007 and 2006 were recognized at the News Media Group. These charges are recorded in "Selling, general and administrative costs" in the Company's Consolidated Statements of Operations. The Company had a severance liability of $50.2 million and $25.1 million included in "Accrued expenses" in the Company's Consolidated Balance Sheet as of December 28, 2008 and December 31, 2007, respectively. The majority of this amount will be paid in the first quarter of 2009.

Plant Consolidation

The Company consolidated the printing operations of a facility it leased in Edison, N.J., into its facility in College Point, N.Y. As part of the consolidation, the Company purchased the Edison, N.J., facility and then sold it, with two adjacent properties it already owned, to a third party. The purchase and sale of the Edison, N.J., facility closed in the second quarter of 2007, relieving the Company of rental terms that were above market as well as certain restoration obligations under the original lease. As a result of the purchase and sale, the Company recognized a pre-tax loss of $68.2 million ($41.3 million after tax) in 2007. This loss is recorded in "Net loss on sale of assets" in the Company's Consolidated Statements of Operations.

The Edison N.J. facility was closed in March 2008. The costs to close the Edison facility were approximately $89 million, principally consisting of accelerated depreciation charges (approximately $69 million), severance costs (approximately $15 million) and plant restoration costs (approximately $5 million).

9. Debt

Long-term debt consists of the following:

(In thousands)	December 28, 2008	December 30, 2007
6.95%-7.125% Series I Medium-Term Notes due in 2009, net of unamortized debt costs of $79 in 2008 and $200 in 2007	$98,921	$148,300
4.5% Notes due in 2010, net of unamortized debt costs of $572 in 2008 and $1,023 in 2007	249,428	248,977
4.610% Medium-Term Notes Series II due in 2012, net of unamortized debt costs of $471 in 2008 and $584 in 2007	74,529	74,416
5.0% Notes due in 2015, net of unamortized debt costs of $197 in 2008 and $224 in 2007	249,803	249,776
Total notes and debentures	672,681	721,469
Less: current portion	(98,921)	(49,464)
Total long-term debt	$573,760	$672,005

The Company's total debt, including borrowings under revolving credit agreements and capital lease obligations, amounted to $1.1 billion as of December 28, 2008, and including these items and commercial paper, was $1.0 billion as of December 30, 2007.

Revolving Credit Agreements

The Company's $800.0 million revolving credit agreements ($400.0 million credit agreement maturing in May 2009 and $400.0 million credit agreement

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.71

maturing in June 2011) are used for general corporate purposes. In addition, these revolving credit agreements provide a facility for the issuance of letters of credit. Any borrowings under the revolving credit agreements bear interest at specified margins based on the Company's credit rating, over various floating rates selected by the Company. The amount available under the Company's revolving credit agreements is summarized in the following table.

(In thousands)	December 28, 2008
Revolving credit agreements	$800,000
Less:
Amount outstanding under revolving credit agreements (weighted average interest rate of 2.8% as of December 28, 2008)	380,000
Letters of credit	46,427
Amount available under revolving credit agreements	$373,573

The revolving credit agreements each contain a covenant that requires a specified level of stockholders' equity, which, as defined by the agreements, does not include accumulated other comprehensive loss and excludes the impact of non-cash impairment charges. The required levels of stockholders' equity (as defined by the agreements) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003 for which net income is positive. As of December 28, 2008, the amount of stockholders' equity in excess of the required levels was approximately $617 million.

The Company does not intend to renew the $400.0 million credit facility expiring in May 2009 as management believes the amounts available under the $400.0 million credit facility expiring in June 2011, in combination with other financing sources, will be sufficient to meet the Company's financing needs through the expiration of that credit facility.

Commercial Paper

The Company did not have commercial paper outstanding as of December 28, 2008 and had $111.7 million outstanding as of December 30, 2007, with an annual weighted-average interest rate of 5.5% per annum and an average of 10 days to maturity from original issuance.

Medium-Term Notes

In December 2008, the Company repaid its 10-year 5.625% Series I medium-term notes in an aggregate principal amount of $49.5 million.

The Company's 10-year 7.125% Series I medium-term notes in an aggregate principal amount of $49.5 million and its 10-year 6.950% Series I medium-term notes in an aggregate principal amount of $49.5 million were scheduled to mature in November 2009. As of December 28, 2008, these notes were reclassed to "Current portion of long-term debt and capital lease obligations" from "Long-term debt" in the Company's Consolidated Balance Sheet.

Long-Term Debt

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of the Company's long-term debt was approximately $474 million as of December 28, 2008 and approximately $701 million as of December 30, 2007.

The aggregate face amount of maturities of long-term debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2009	$99,000
2010	250,000
2011	–
2012	75,000
2013	–
Thereafter	250,000
Total face amount of maturities	674,000
Less: Unamortized debt costs	(1,319)
Total long-term debt	672,681
Less: Current portion of long-term debt	(98,921)
Carrying value of long-term debt	$573,760

Interest expense, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Interest expense	$50,830	$59,049	$73,512
Capitalized interest	(2,639)	(15,821)	(14,931)
Interest income	(401)	(3,386)	(7,930)
Interest expense, net	$47,790	$39,842	$50,651

10. Fair Value of Financial Instruments

In September 2006, the FASB issued FAS 157, which establishes a common definition for fair value in accordance with GAAP, and establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.

In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 delayed the effective date of FAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items

P. 72 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The partial delay was intended to provide all relevant parties more time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of FAS 157.

In accordance with FSP 157-2, the Company partially adopted FAS 157 in the first quarter of 2008. Therefore, under this partial adoption, the Company's 2008 financial statements reflect the requirements of FAS 157 only for any financial assets and liabilities and for any nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis. In 2008, because of the partial delay under FSP 157-2, the requirements of FAS 157 were not applied to goodwill, other intangible assets and other long-lived assets that were impaired (see Note 3).

As of December 28, 2008, the Company had assets related to its qualified pension plans (see Note 12) measured at fair value that are within the scope of FAS 157 and FSP 157-2. The disclosure provisions of FAS 157 did not apply to the Company's qualified pension plan assets, and therefore disclosure regarding such assets are not presented within this note. See Note 1 under the "Recent Accounting Pronouncements" section for information on the issuance of FSP 132(R)-1 that will expand the disclosure requirements for pension plan assets.

Through the third quarter of 2008, the Company disclosed its liability related to a Company-sponsored deferred executive compensation plan (the "DEC plan") within the scope of FAS 157 and FSP 157-2. In the fourth quarter, the Company concluded that its DEC plan liability does not fall within the scope of FAS 157 because it is not measured at fair value, as defined by FAS 157. Therefore, disclosure regarding the Company's DEC plan liability is not presented within this note. See Note 14 for additional information regarding the Company's DEC plan liability.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ("FAS 159"), which is effective in fiscal 2008 and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any items under FAS 159.

11. Income Taxes

Income tax expense for each of the years presented is determined in accordance with FAS 109. Reconciliations between the effective tax rate on income/(loss) from continuing operations before income taxes and the federal statutory rate are presented below.

	December 28, 2008		December 30, 2007		December 31, 2006
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$(24,977)	35.0%	$64,739	35.0%	$(193,173)	35.0%
State and local taxes – net	(2,876)	4.0	11,022	6.0	2,319	(0.4)
Effect of enacted changes in state tax laws	5,337	(7.5)	5,751	3.1	—	—
Effect of New York State investment tax credits	(3,965)	5.6	—	—	—	—
Losses/(gains) on Company- owned life insurance	13,462	(18.9)	(3,849)	(2.1)	(5,920)	1.1
Impairment of non-deductible goodwill	8,014	(11.2)	—	—	219,638	(39.8)
Other – net	(721)	1.0	(1,526)	(0.8)	(6,256)	1.1
Income tax (benefit)/expense	$(5,726)	8.0%	$76,137	41.2%	$16,608	(3.0%)

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.73

The components of income tax expense as shown in the Consolidated Statements of Operations were as follows:

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Current tax expense
Federal	$11,335	$67,705	$112,586
Foreign	656	1,041	739
State and local	1,241	18,941	43,187
Total current tax expense	13,232	87,687	156,512
Deferred tax (benefit)/expense
Federal	(22,087)	(14,377)	(89,367)
Foreign	349	(4,036)	(10,918)
State and local	2,780	6,863	(39,619)
Total deferred tax benefit	(18,958)	(11,550)	(139,904)
Income tax (benefit)/ expense	$(5,726)	$76,137	$16,608

State tax operating loss carryforwards ("loss carryforwards") totaled $9.5 million as of December 28, 2008 and $3.2 million as of December 30, 2007. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives generally ranging from 1 to 5 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $3.3 million as of December 28, 2008 and $0.2 million as of December 30, 2007.

The components of the net deferred tax assets and liabilities recognized in the Company's Consolidated Balance Sheets were as follows:

(In thousands)	December 28, 2008	December 30, 2007
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$498,242	$294,446
Accruals for other employee benefits, compensation, insurance and other	34,674	46,715
Accounts receivable allowances	10,581	16,748
Other	90,314	84,991
Gross deferred tax assets	633,811	442,900
Valuation allowance	(3,327)	(225)
Net deferred tax assets	$630,484	$442,675
Deferred tax liabilities
Property, plant and equipment	$127,337	$160,582
Intangible assets	16,854	22,528
Investments in joint ventures	12,032	16,583
Other	45,292	38,268
Gross deferred tax liabilities	201,515	237,961
Net deferred tax asset	$428,969	$204,714
Amounts recognized in the Consolidated Balance Sheets
Deferred tax asset – current	$51,732	$92,335
Deferred tax asset – long-term	377,237	112,379
Net deferred tax asset	$428,969	$204,714

FAS 109 requires that companies assess whether a valuation allowance should be established against deferred tax assets based on the consideration of both positive and negative evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company evaluated its deferred tax assets for recoverability using a consistent approach that considers its three-year historical cumulative income (loss), including an assessment of the degree to which any such losses were due to items that are unusual in nature (e.g., impairments of non-deductible goodwill and intangible assets). The Company concluded that a valuation allowance is not required except for the loss carryforwards.

Income tax benefits related to the exercise of equity awards reduced current taxes payable by $0.7 million in 2008, $2.9 million in 2007 and $1.9 million in 2006.

As of December 28, 2008, and December 30, 2007, "Accumulated other comprehensive loss, net of

P.74 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

income taxes" in the Company's Consolidated Balance Sheets and for the years then ended in the Consolidated Statements of Changes in Stockholders' Equity was net of deferred tax assets of approximately $278 million and $53 million, respectively.

A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 28, 2008	December 30, 2007
Balance at beginning of year	$118,279	$108,474
Additions based on tax positions related to the current year	6,918	25,841
Reductions for tax positions of prior years	(27,960)	(11,178)
Reductions from lapse of applicable statutes of limitations	(4,655)	(4,858)
Balance at end of year	$92,582	$118,279

The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $61 million as of December 28, 2008 and approximately $62 million as of December 30, 2007.

The Company also recognizes accrued interest expense and penalties related to the unrecognized tax benefits as additional tax expense, which is consistent with prior periods. The total amount of accrued interest and penalties was approximately $35 million as of December 28, 2008, and $34 million as of December 30, 2007. In 2008 and 2007, the Company recognized interest expense and penalties related to unrecognized tax benefits of $0.4 million and $5.6 million, respectively.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. Management believes that its accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next twelve months, which could result in a decrease in unrecognized tax benefits of approximately $21 million that would, if recognized, impact the effective tax rate.

12. Pension Benefits

The Company sponsors several pension plans, participates in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, and makes contributions to several others, in connection with collective bargaining agreements, that are considered multi-employer pension plans. These plans cover substantially all employees.

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

In October 2008, the Company adopted amendments to a number of its retirement plans for non-union employees. The Company reduced the benefit formula for pension benefits for all active non-union employees, effective January 1, 2009, as a result of the changing economic environment and demographics. Non-union employees hired on or after January 1, 2009, are not eligible to participate in the Company's pension plan.

As part of the sale, Broadcast Media Group employees no longer accrue benefits under the Company's pension plan and those employees who on the date of sale were within a year of becoming eligible for early retirement were bridged to retirement-eligible status. Upon retirement, all Broadcast Media Group employees will receive pension benefits equal to their vested amount as of the date of the sale. The sale significantly reduced the expected years of future service from current employees, resulting in a curtailment of the pension plan. In 2007, the Company recorded a special termination charge, for benefits provided to employees bridged to retirement-eligible status, of $0.9 million, which is reflected in the gain on the sale of the Broadcast Media Group.

In connection with the curtailment, the Company remeasured one of its pension plans as of the date of the sale of the Broadcast Media Group. The curtailment and remeasurement resulted in a decrease in the pension liability and an increase in other comprehensive income (before taxes) of $40.4 million in 2007.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.75

The New York Times Newspaper Guild pension plan is included within the qualified plans in the tables below.

The components of net periodic pension costs were as follows:

	December 28, 2008			December 30, 2007			December 31, 2006
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Components of net periodic pension cost
Service cost	$40,437	$3,009	$43,446	$45,613	$2,332	$47,945	$51,797	$2,619	$54,416
Interest cost	100,313	13,991	114,304	94,001	14,431	108,432	89,013	12,164	101,177
Expected return on plan assets	(127,659)	—	(127,659)	(121,341)	—	(121,341)	(112,607)	—	(112,607)
Recognized actuarial loss	2,916	4,951	7,867	6,286	7,929	14,215	23,809	6,665	30,474
Amortization of prior service cost	1,648	78	1,726	1,443	70	1,513	1,457	70	1,527
Effect of curtailment	—	(406)	(406)	15	—	15	512	—	512
Effect of special termination benefits	—	—	—	—	908	908	—	—	—
Net periodic pension cost	$17,655	$21,623	$39,278	$26,017	$25,670	$51,687	$53,981	$21,518	$75,499

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is approximately $27 million and $5 million, respectively.

In connection with collective bargaining agreements, the Company contributes to several multi-employer pension plans. Contributions are made in accordance with the formula in the relevant agreements. Pension cost for these plans is not reflected above and was approximately $15 million in 2008, $15 million in 2007 and $16 million in 2006.

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss, were as follows:

	December 28, 2008			December 30, 2007
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,594,062	$227,672	$1,821,734	$1,603,633	$247,829	$1,851,462
Service cost	40,437	3,009	43,446	45,613	2,332	47,945
Interest cost	100,313	13,991	114,304	94,001	14,431	108,432
Plan participants' contributions	12	—	12	334	—	334
Amendments	(66,976)	1,662	(65,314)	—	—	—
Actuarial loss/(gain)	61,830	(2,132)	59,698	(65,661)	(24,210)	(89,871)
Curtailments	—	(406)	(406)	(14,134)	908	(13,226)
Benefits paid	(92,132)	(15,824)	(107,956)	(69,724)	(14,009)	(83,733)
Effects of change in currency conversion	—	(162)	(162)	—	391	391
Benefit obligation at end of year	1,637,546	227,810	1,865,356	1,594,062	227,672	1,821,734
Change in plan assets
Fair value of plan assets at beginning of year	1,546,203	—	1,546,203	1,461,762	—	1,461,762
Actual (loss)/return on plan assets	(475,939)	—	(475,939)	141,916	—	141,916
Employer contributions	16,633	15,824	32,457	11,915	14,009	25,924
Plan participants' contributions	12	—	12	334	—	334
Benefits paid	(92,132)	(15,824)	(107,956)	(69,724)	(14,009)	(83,733)
Fair value of plan assets at end of year	994,777	—	994,777	1,546,203	—	1,546,203
Net amount recognized	$(642,769)	$(227,810)	$(870,579)	$(47,859)	$(227,672)	$(275,531)
Amount recognized in the Consolidated Balance Sheets
Noncurrent assets	$—	$—	$—	$18,988	$—	$18,988
Current liabilities	—	(14,912)	(14,912)	—	(13,002)	(13,002)
Noncurrent liabilities	(642,769)	(212,898)	(855,667)	(66,847)	(214,670)	(281,517)
Net amount recognized	$(642,769)	$(227,810)	$(870,579)	$(47,859)	$(227,672)	$(275,531)
Amount recognized in Accumulated other comprehensive loss
Actuarial loss	$766,360	$60,580	$826,940	$103,849	$67,663	$171,512
Prior service (credit)/cost	(59,446)	2,778	(56,668)	9,178	1,194	10,372
Total	$706,914	$63,358	$770,272	$113,027	$68,857	$181,884

P.76 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The accumulated benefit obligation for all pension plans was $1.8 billion and $1.7 billion as of December 28, 2008 and December 30, 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 28, 2008	December 30, 2007
Projected benefit obligation	$1,858,837	$534,547
Accumulated benefit obligation	$1,776,317	$485,029
Fair value of plan assets	$987,959	$240,790

Weighted-average assumptions used in the actuarial computations to determine benefit obligations for the Company's qualified plans were as follows:

(Percent)	December 28, 2008	December 30, 2007
Discount rate	6.45%	6.45%
Rate of increase in compensation levels	3.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the Company's qualified plans were as follows:

(Percent)	December 28, 2008	December 30, 2007	December 31, 2006
Discount rate	6.45%	6.00%	5.50%
Rate of increase in compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%

Weighted-average assumptions used in the actuarial computations to determine benefit obligations for the Company's non-qualified plans were as follows:

(Percent)	December 28, 2008	December 30, 2007
Discount rate	6.65%	6.35%
Rate of increase in compensation levels	3.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the Company's non-qualified plans were as follows:

(Percent)	December 28, 2008	December 30, 2007	December 31, 2006
Discount rate	6.35%	6.00%	5.50%
Rate of increase in compensation levels	4.50%	4.50%	4.50%
Expected long-term rate of return on assets	N/A	N/A	N/A

In 2008, the Company determined its discount rate using a Ryan ALM, Inc. Curve ("Ryan Curve"). The Ryan Curve was not available at the Company's prior measurement date, which is the last day of the Company's fiscal year. In previous years the Company utilized the Citigroup Pension Discount Curve. The Company switched to the Ryan Curve because it provides the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on "watch"). The Company believes that this additional information and flexibility allows it to calculate a better estimate of a discount rate.

To determine its discount rate, the Company produces a cash flow of annual accrued benefits as defined under the Projected Unit Cost Method as provided by FAS 87. For active participants, service is projected to the current measurement date and benefit earnings are projected to the date of termination. The projected plan cash flow is discounted to the measurement date using the Annual Spot Rates provided in the Ryan Curve. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the Ryan Curve rates.

As of December 28, 2008, the Company reduced its rate of increase in compensation levels assumption to 3.5% from 4.5%. This change was made to better reflect the Company's expectation on compensation increases going forward.

In determining the expected long-term rate of return on assets, the Company evaluated input from its investment consultants, actuaries and investment management firms, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.77

The Company's pension plan weighted-average asset allocations by asset category, were as follows:

	Percentage of Plan Assets
Asset Category	December 28, 2008	December 30, 2007
Equity securities	70%	73%
Debt securities	23%	22%
Real estate	7%	5%
Total	100%	100%

The Company's investment policy is to maximize the total rate of return (income and appreciation) with a view of the long-term funding objectives of the pension plans. Therefore, management believes the pension plan assets are diversified to the extent necessary to minimize risks and to achieve an optimal balance between risk and return and between income and growth of assets through capital appreciation. There is no Company stock included in plan assets.

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

As a result of significant declines in the equity markets in 2008, the funded status of the Company's qualified pension plans was adversely affected. As of December 28, 2008, the underfunded pension obligation for the Company's qualified pension plans was approximately $643 million measured in accordance with GAAP and approximately $535 million measured in accordance with the Employee Retirement Income Security Act ("ERISA"). The regulations under GAAP and ERISA differ, for example with respect to the guidance on selecting a discount rate to calculate the pension obligation, and therefore result in different underfunded balances. If the equity markets do not sufficiently recover, the discount rate does not increase and there is no legislative relief, the Company will be required to make significant contributions to close the $535 million funding gap. The Company expects no contributions with respect to this underfunded amount will be required in 2009 because of its pension funding credits. However, the Company will make contractual funding contributions of approximately $34 to $38 million in connection with The New York Times Newspaper Guild pension plan. In 2008 and 2007, the Company made contractual funding contributions of approximately $16 million and $12 million, respectively, to the Guild plan.

The following benefit payments (net of plan participant contributions for non-qualified plans) under the Company's pension plans, which reflect expected future services, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2009	$82,372	$15,353	$97,725
2010	85,101	15,050	100,151
2011	86,620	15,204	101,824
2012	91,528	15,598	107,126
2013	95,347	16,305	111,652
2014-2018	558,191	96,846	655,037

While benefit payments under these pension plans are expected to continue beyond 2018, the Company believes that an estimate beyond this period is unreasonable.

The amount of cost recognized for defined contribution benefit plans was $12.9 million for 2008, $14.8 million for 2007 and $14.3 million for 2006.

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

In October, 2008, the Company amended its retiree medical plan to eliminate post-age 65 retiree medical benefits for all employees who retire on or after March 1, 2009. The Company currently plans to continue to offer pre-age 65 retiree medical coverage to employees who take early retirement on or after March 1, 2009, and meet the retiree medical eligibility requirements, until they become Medicare eligible. In connection with these plan changes the Company remeasured its postretirement plans. The remeasurement was completed as of the amendment date and

P.78 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

resulted in a reduction to its postretirement liability of approximately $16 million.

As part of the Broadcast Media Group sale, those employees who on the date of sale were within a year of becoming retirement eligible under the Company's postretirement plan were eligible to receive postretirement benefits upon reaching age 55. All other Broadcast Media Group employees under age 55 are no longer eligible for benefits under the Company's postretirement plan. The sale significantly reduced the expected years of future service from current employees, resulting in a curtailment of the postretirement plan. The Company recorded a curtailment gain of $4.7 million and a special termination charge, for benefits provided to employees bridged to retirement-eligible status, of $0.7 million, which is reflected in the gain on the sale of the Broadcast Media Group.

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

In February 2006 the Company announced amendments, such as the elimination of retiree-medical benefits to new employees and the elimination of life insurance benefits to new retirees, to its postretirement benefit plan effective January 1, 2007. In addition, effective February 2007 certain retirees at the New England Media Group were moved to a new benefits plan. In connection with this change, the insurance premiums were reduced while benefits remained comparable to that of the previous benefits plan. These changes reduced the future obligations and expense to the Company under these plans.

The components of net periodic postretirement costs were as follows:

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Components of net periodic postretirement benefit cost
Service cost	$3,283	$7,347	$9,502
Interest cost	13,718	14,353	14,668
Expected return on plan assets	–	–	(40)
Recognized actuarial loss	3,527	3,110	2,971
Amortization of prior service credit	(11,891)	(8,875)	(7,176)
Effect of curtailment gain	–	(4,717)	–
Effect of special termination benefits	–	704	–
Net periodic postretirement benefit cost	$8,637	$11,922	$19,925

The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $2 million and $15 million, respectively.

In connection with collective bargaining agreements, the Company contributes to several welfare plans. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these welfare plans are not reflected above and were approximately $22 million in 2008, $23 million in 2007 and $24 million in 2006.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.79

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

(In thousands)	December 28, 2008	December 30, 2007
Change in benefit obligation
Benefit obligation at beginning of year	$229,316	$269,945
Service cost	3,283	7,347
Interest cost	13,718	14,353
Plan participants' contributions	3,673	3,156
Actuarial gain	(28,319)	(3,862)
Plan amendments	(39,676)	(43,361)
Special termination benefits	–	704
Benefits paid	(20,142)	(19,808)
Medicare subsidies received	23	842
Benefit obligation at the end of year	161,876	229,316
Change in plan assets
Fair value of plan assets at beginning of year	–	–
Employer contributions	16,446	15,810
Plan participants' contributions	3,673	3,156
Benefits paid	(20,142)	(19,808)
Medicare subsidies received	23	842
Fair value of plan assets at end of year	–	–
Net amount recognized	$(161,876)	$(229,316)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(12,149)	$(15,816)
Noncurrent liabilities	(149,727)	(213,500)
Net amount recognized	$(161,876)	$(229,316)
Amount recognized in Accumulated other comprehensive loss
Prior service credit	$(138,273)	$(110,488)
Actuarial loss	38,225	70,071
Total	$(100,048)	$(40,417)

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 28, 2008	December 30, 2007
Discount rate	6.67%	6.35%
Estimated increase in compensation level	3.50%	4.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 28, 2008	December 30, 2007	December 31, 2006
Discount rate(1)	6.68%	6.00%	5.50%
Estimated increase in compensation level	4.50%	4.50%	4.50%

(1)  The 2008 discount rate includes the impact of the remeasurement.

The assumed health-care cost trend rates were as follows:

	December 28, 2008	December 30, 2007
Health-care cost trend rate assumed for next year:
Medical	6.67%-8.00%	7.00%-9.00%
Prescription	10.00%	11.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2008	$905	$(790)
Effect on accumulated postretirement benefit obligation as of December 28, 2008	$9,374	$(8,189)

P.80 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The following benefit payments (net of plan participant contributions) under the Company's postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2009	$15,018
2010	15,381
2011	15,481
2012	15,447
2013	15,557
2014-2018	78,040

While benefit payments under these postretirement plans are expected to continue beyond 2018, the Company believes that an estimate beyond this period is unreasonable.

The Company expects to receive cash payments of approximately $21 million related to the retiree drug subsidy from 2009 through 2018 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. The benefit payments in the above table are not reduced for the subsidy.

In accordance with FAS No. 112, Employers' Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43, the Company accrues the cost of certain benefits provided to former or inactive employees after employment, but before retirement, during the employees' active years of service. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued cost of these benefits amounted to $21.6 million as of December 28, 2008 and $26.1 million as of December 2007.

Split-dollar Life Insurance Arrangement

The Company adopted EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, on December 31, 2007 (the first day of the Company's 2008 fiscal year). EITF 06-4 was issued to clarify the accounting for the deferred compensation and postretirement aspects of endorsement split-dollar life insurance arrangements. It required the Company to recognize a liability for future benefits in accordance with FAS 106. Accordingly, the Company recorded a liability, which is included in "Other Liabilities – Other" in the Company's Condensed Consolidated Balance Sheet, for its existing benefits promised under the endorsement split-dollar life insurance plan of approximately $9 million through a cumulative-effect adjustment to retained earnings, net of tax of approximately $4 million. The Company no longer offers the benefits under the endorsement split-dollar life insurance plan.

14. Other Liabilities

The components of the "Other Liabilities – Other" balance in the Company's Consolidated Balance Sheets were as follows:

(In thousands)	December 28, 2008	December 30, 2007
Deferred compensation	$108,289	$149,438
Other liabilities	167,326	190,095
Total	$275,615	$339,533

Deferred compensation consists primarily of deferrals under the DEC plan. The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferrals are initially for a period of a minimum of two years, after which time taxable distributions must begin unless the period is extended by the participant. Employees' contributions earn income based on the performance of investment funds they select. The DEC plan obligation was $103.3 million as of December 28, 2008 and $143.7 million as of December 30, 2007.

The Company invests deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. The Company's investments in life insurance products are included in "Miscellaneous Assets" in the Company's Consolidated Balance Sheets, and were $108.8 million as of December 28, 2008 and $147.8 million as of December 30, 2007.

Other liabilities in the preceding table above primarily include the Company's tax contingency and worker's compensation liability.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.81

15. Earnings Per Share

Basic and diluted (loss)/earnings per share were as follows:

(In thousands, except per share data)	December 28, 2008	December 30, 2007	December 31, 2006
BASIC (LOSS)/EARNINGS PER SHARE COMPUTATION
Numerator
(Loss)/income from continuing operations	$(66,139)	$108,939	$(568,171)
Discontinued operations, net of income taxes – Broadcast Media Group	8,300	99,765	24,728
Net (loss)/income	$(57,839)	$208,704	$(543,443)
Denominator
Average number of common shares outstanding	143,777	143,889	144,579
(Loss)/income from continuing operations	$(0.46)	$0.76	$(3.93)
Discontinued operations, net of income taxes – Broadcast Media Group	0.06	0.69	0.17
Net (loss)/income	$(0.40)	$1.45	$(3.76)
DILUTED (LOSS)/EARNINGS PER SHARE COMPUTATION
Numerator
(Loss)/income from continuing operations	$(66,139)	$108,939	$(568,171)
Discontinued operations, net of income taxes – Broadcast Media Group	8,300	99,765	24,728
Net (loss)/income	$(57,839)	$208,704	$(543,443)
Denominator
Average number of common shares outstanding	143,777	143,889	144,579
Incremental shares for assumed exercise of securities	–	269	–
Total shares	143,777	144,158	144,579
(Loss)/income from continuing operations	$(0.46)	$0.76	$(3.93)
Discontinued operations, net of income taxes – Broadcast Media Group	0.06	0.69	0.17
Net (loss)/income	$(0.40)	$1.45	$(3.76)

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. The Company's stock options could be dilutive and have a significant impact on diluted shares.

In 2008 and 2006 potential common shares were not included in diluted shares because the loss from continuing operations made them anti-dilutive. Therefore, basic and diluted shares were the same.

The number of stock options that were excluded from the computation of diluted earnings per share because they were anti-dilutive due to a loss from continuing operations (2008 and 2006) or because their exercise price exceeded the market value of the Company's common stock (2007) were approximately 31 million in 2008 and 2006 and 32 million in 2007. The stock option exercise prices ranged from $19.88 to $48.54.

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

The 2004 Non-Employee Directors' Stock Incentive Plan (the "2004 Directors' Plan") provides for the issuance of up to 500,000 shares of Common Stock in the form of stock options or restricted stock awards. Under the 2004 Directors' Plan, each non-employee director of the Company has historically received annual grants of non-qualified stock options with 10-year terms to purchase 4,000 shares of Common Stock from the Company at the average market price of such shares on the date of grant. Restricted stock has not been awarded under the 2004 Directors' Plan.

In accordance with FAS 123-R, the Company records stock-based compensation expense for the cost of stock options, restricted stock, restricted stock units, and Long Term Incentive Plan ("LTIP") awards (together, "Stock-Based Awards"). Stock-based compensation expense was $17.7 million in 2008, $16.8 million in 2007 and $23.4 million in 2006.

FAS 123-R requires that stock-based compensation expense be recognized over the period

P.82 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the "substantive vesting period"). The Company's 1991 Executive Stock Plan and the 2004 Directors' Plan provide that awards generally vest over a stated vesting period or upon the retirement of an employee/Director. In periods before the Company's adoption of FAS 123-R (pro forma disclosure only), the Company recorded stock-based compensation expense for awards to retirement-eligible employees over the awards' stated vesting period (the "nominal vesting period"). With the adoption of FAS 123-R, the Company will continue to follow the nominal vesting period approach for the unvested portion of awards granted before the adoption of FAS 123-R and follow the substantive vesting period approach for awards granted after the adoption of FAS 123-R.

The Company's pool of excess tax benefits ("APIC Pool") available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123-R was approximately $38 million as of December 28, 2008.

Stock Options

The 1991 Executive Stock Plan provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair value of the Common Stock on the date of grant. Stock options have generally been granted with a 3-year vesting period and a 6-year term, or a 4-year vesting period and a 10-year term. The stock options vest in equal annual installments and are expensed over the nominal vesting period or the substantive vesting period, whichever is applicable.

The 2004 Directors' Plan provides for grants of stock options to non-employee Directors at an option price per share of 100% of the fair value of Common Stock on the date of grant. Stock options are granted with a 1-year vesting period and a 10-year term. The stock options vest over the nominal vesting period or the substantive vesting period, whichever is applicable. The Company's Directors are considered employees under the provisions of FAS 123-R.

Changes in the Company's stock options in 2008 were as follows:

	December 28, 2008
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding, beginning of year	29,599	$40	4	$—
Granted	3,157	20
Exercised	—	—
Forfeited	(3,317)	36
Options outstanding at end of period	29,439	$39	4	$—
Options expected to vest at end of period	29,123	$39	4	$—
Options exercisable at end of period	25,121	$42	3	$—

The total intrinsic value for stock options exercised was approximately $45,000 in 2007 and $4 million in 2006.

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year term. Stock options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected life of stock options granted with a 6-year term was determined using the average of the vesting period and term, an acceptable method. Expected volatility was based on historical volatility for a period equal to the stock option's expected life, ending on the date of grant, and calculated on a monthly basis. With the adoption of FAS 123-R, the fair value for stock options granted with different vesting periods are calculated separately.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.83

	December 28, 2008			December 30, 2007			December 31, 2006
Term (In years)	6	10	10	6	10	10	6	10	10
Vesting (In years)	3	1	4	3	1	4	3	1	4
Risk-free interest rate	2.70%	3.84%	3.03%	4.02%	4.57%	4.88%	4.64%	4.87%	4.63%
Expected life (in years)	4.5	5	6	4.5	5	6	4.5	5	6
Expected volatility	18.52%	18.68%	19.25%	16.78%	17.57%	18.51%	17.29%	19.20%	18.82%
Expected dividend yield	4.69%	4.69%	4.69%	4.58%	3.84%	3.62%	3.04%	2.65%	3.04%
Weighted-average fair value	$1.96	$2.31	$2.24	$2.16	$3.34	$4.00	$3.65	$4.85	$4.38

Restricted Stock

The 1991 Executive Stock Plan also provides for grants of restricted stock. The Company did not grant restricted stock in 2008, 2007 or 2006, but rather granted restricted stock units (see below). Restricted stock vests at the end of the nominal vesting period or the substantive vesting period, whichever is applicable. The fair value of restricted stock is the average market price at date of grant.

Changes in the Company's restricted stock in 2008 were as follows:

	December 28, 2008
(Shares in thousands)	Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of period	220	$41
Granted	–	–
Vested	(66)	42
Forfeited	(9)	40
Unvested restricted stock at end of period	145	$40
Unvested restricted stock expected to vest at end of period	145	$40

The intrinsic value of restricted stock vested was $0.6 million in 2008, $5.5 million in 2007 and $3.0 million in 2006.

Restricted Stock Units

The 1991 Executive Stock Plan also provides for grants of other awards, including restricted stock units. In 2008, the Company granted restricted stock units with a 3-year vesting period. In 2007 and 2006, the Company granted restricted stock units with a 3-year vesting period and a 5-year vesting period. Each restricted stock unit represents the Company's obligation to deliver to the holder one share of Common Stock upon vesting. Restricted stock units vest at the end of the nominal vesting period or the substantive vesting period, whichever is applicable. The fair value of restricted stock units is the average market price at date of grant.

Changes in the Company's restricted stock units in 2008 were as follows:

	December 28, 2008
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested restricted stock units at beginning of period	661	$26
Granted	309	20
Vested	(87)	27
Forfeited	(30)	25
Unvested restricted stock units at end of period	853	$24
Unvested restricted stock units expected to vest at end of period	792	$24

The weighted-average grant date fair value of restricted stock units was approximately $24 in 2007 and 2006.

The intrinsic value of restricted stock units vested was $0.8 million in 2008, $1.0 million in 2007 and $1.6 million in 2006.

ESPP

Under the Company's Employee Stock Purchase Plan ("ESPP"), participating employees purchase Common Stock through payroll deductions. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest.

In 2008, there was one 12-month ESPP offering with a purchase price set at a 5% discount of the average market price on December 26, 2008. In 2007 and 2006, there was one 12-month offering with an undiscounted purchase price, set at 100% of the average market price on December 28, 2007 and December 29, 2006, respectively. With these terms, the ESPP is not considered a compensatory plan, and

P.84 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

therefore compensation expense was not recorded for shares issued under the ESPP in 2008, 2007 and 2006.

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

Based on a valuation of its LTIP awards, the Company recorded expense of $2.3 million in 2008, $3.4 million in 2007 and $0.8 million in 2006. The fair value of the LTIP awards was calculated by comparing the Company's TSR against a predetermined peer group's TSR over the performance period. The LTIP awards are valued using a Monte Carlo simulation. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates, and dividends. These assumptions are based on historical data points and are taken from market data sources. The payouts of the LTIP awards are based on relative performance; therefore, correlations in stock price performance among the peer group companies also factor into the valuation. There were no LTIP awards paid in 2008, 2007 and 2006 in connection with the performance period ending in 2007, 2006 or 2005.

For awards granted for the cycle beginning in 2007 and subsequent periods, the actual payment, if any, will no longer have a performance measure based on TSR. Thus, LTIP awards granted for the cycle beginning in 2007 and thereafter are not subject to FAS 123-R.

As of December 28, 2008, unrecognized compensation expense related to the unvested portion of the Company's Stock-Based Awards was approximately $14 million and is expected to be recognized over a weighted-average period of 1.5 years.

The Company generally issues shares for the exercise of stock options and ESPP from unissued reserved shares and issues shares for restricted stock units from treasury shares.

Shares of Class A Common Stock reserved for issuance were as follows:

(In thousands)	December 28, 2008	December 30, 2007
Stock options
Outstanding	29,439	29,599
Available	6,772	6,644
Employee Stock Purchase Plan
Available	7,876	7,924
Restricted stock units, retirement units and other awards
Outstanding	874	688
Available	239	508
Total Outstanding	30,313	30,287
Total Available	14,887	15,076

In addition to the shares available in the table above, as of December 28, 2008 and December 30, 2007, there were approximately 826,000 shares of Class B Common Stock available for conversion into shares of Class A Common Stock.

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

The Adolph Ochs family trust holds approximately 89% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.

The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in the open market or through private transactions. These repurchases may be suspended from time to time or discontinued. In 2008, the Company did not repurchase any shares of Class A Common Stock pursuant to its stock repurchase program. The Company repurchased 0.1 million shares in 2007 at an average cost of $21.13 per share and 2.2 million shares in 2006 at an average cost of $23.67 per share. The costs associated with these repurchases were $2.3 million in 2007 and $51.1 million in 2006.

The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock have been issued.

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

Below is a description of the Company's reportable segments:

News Media Group

The New York Times Media Group, which includes The Times, NYTimes.com, the IHT, IHT.com, WQXR-FM and related businesses; the New England Media Group, which includes the Globe, Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 15 daily newspapers, other print publications and related businesses.

About Group

The About Group consists of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.about.com.

P.86 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The Company's Statements of Operations by segment and Corporate were as follows:

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Revenues
News Media Group	$2,833,561	$3,092,394	$3,209,704
About Group	115,295	102,683	80,199
Total	$2,948,856	$3,195,077	$3,289,903
Operating (Loss)/Profit
News Media Group	$(30,392)	$248,567	$(497,276)
About Group	39,390	34,703	30,819
Corporate	(49,634)	(55,841)	(54,154)
Total	$(40,636)	$227,429	$(520,611)
Net income/(loss) from joint ventures	17,062	(2,618)	19,340
Interest expense, net	47,790	39,842	50,651
(Loss)/income from continuing operations before income taxes and minority interest	(71,364)	184,969	(551,922)
Income tax (benefit)/expense	(5,726)	76,137	16,608
Minority interest in net (income)/loss of subsidiaries	(501)	107	359
(Loss)/income from continuing operations	(66,139)	108,939	(568,171)
Discontinued operations – Broadcast Media Group:
Income from discontinued operations, net of income taxes	—	5,753	24,728
Gain on sale, net of income taxes	8,300	94,012	—
Discontinued operations, net of income taxes	8,300	99,765	24,728
Net (loss)/income	$(57,839)	$208,704	$(543,443)

The News Media Group's operating (loss)/profit includes:

–  2008 – a $197.9 million non-cash charge for the impairment of assets,

–  2007 – a $68.2 million net loss from the sale of assets, a $39.6 million gain from the sale of WQEW-AM and an $11.0 million non-cash charge for the impairment of an intangible asset, and

–  2006 – an $814.4 million non-cash charge for the impairment of intangible assets.

See Notes 2, 3, 4 and 8 for additional information regarding these items.

Advertising, circulation and other revenue, by division of the News Media Group, were as follows:

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
The New York Times Media Group
Advertising	$1,076,582	$1,222,811	$1,268,592
Circulation	668,129	645,977	637,094
Other	180,936	183,149	171,571
Total	$1,925,647	$2,051,937	$2,077,257
New England Media Group
Advertising	$319,114	$389,178	$425,743
Circulation	154,201	156,573	163,019
Other	50,334	46,440	46,572
Total	$523,649	$592,191	$635,334
Regional Media Group
Advertising	$276,463	$338,032	$383,207
Circulation	87,824	87,332	89,609
Other	19,978	22,902	24,297
Total	$384,265	$448,266	$497,113
Total News Media Group
Advertising	$1,672,159	$1,950,021	$2,077,542
Circulation	910,154	889,882	889,722
Other	251,248	252,491	242,440
Total	$2,833,561	$3,092,394	$3,209,704

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.87

The Company's segment and Corporate depreciation and amortization, capital expenditures and assets reconciled to consolidated amounts were as follows:

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Depreciation and Amortization
News Media Group	$124,362	$168,106	$143,671
About Group	12,251	14,375	11,920
Corporate	7,796	7,080	6,740
Total	$144,409	$189,561	$162,331
Capital Expenditures
News Media Group	$112,746	$363,985	$343,776
About Group	4,818	4,412	3,156
Corporate	9,633	5,074	5,881
Total	$127,197	$373,471	$352,813
Assets
News Media Group	$2,222,086	$2,485,871	$2,537,031
Broadcast Media Group (see Note 5)	—	—	391,209
About Group	447,715	449,996	416,811
Corporate	619,283	399,394	365,752
Investments in joint ventures	112,596	137,831	145,125
Total	$3,401,680	$3,473,092	$3,855,928

19. Commitments and Contingent Liabilities

Operating Leases

Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs.

Rental expense amounted to approximately $35 million in 2008, $37 million in 2007 and $35 million in 2006. The approximate minimum rental commitments under non-cancelable leases as of December 28, 2008 were as follows:

(In thousands)	Amount
2009	$22,560
2010	16,260
2011	13,745
2012	12,219
2013	10,327
Later years	36,093
Total minimum lease payments	$111,204

Capital Leases

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 28, 2008, were as follows:

(In thousands)	Amount
2009	$600
2010	558
2011	552
2012	552
2013	552
Later years	9,912
Total minimum lease payments	12,726
Less: imputed interest	(6,032)
Present value of net minimum lease payments including current maturities	$6,694

Guarantees

The Company has outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and home-delivery services for The Times and the Globe (the "circulation servicer"), and on behalf of two third parties that provide printing and distribution services for The Times's National Edition (the "National Edition printers"). In accordance with GAAP, contingent obligations related to these guarantees are not reflected in the Company's Consolidated Balance Sheets as of December 28, 2008 and December 30, 2007.

The Company has guaranteed the payments under the circulation servicer's credit facility and any miscellaneous costs related to any default thereunder

P. 88 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

(the "credit facility guarantee"). The total amount of the credit facility guarantee was approximately $20 million as of December 28, 2008. The amount outstanding under the credit facility was approximately $13.5 million as of December 28, 2008. The credit facility guarantee was made by the Company to allow the circulation servicer to obtain more favorable financing terms. The circulation servicer has agreed to reimburse the Company for any amounts the Company pays under the credit facility guarantee and has granted the Company a security interest in all of its assets to secure repayment of any amounts the Company pays under the credit facility guarantee.

In addition, the Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the "property lease guarantees"). The total amount of the property lease guarantees was approximately $1 million as of December 28, 2008. One property lease expires in May 2010 and the other expires in May 2012. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company would have to perform the obligations of the circulation servicer under the credit facility and property lease guarantees if the circulation servicer defaulted under the terms of its credit facility or lease agreements.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the "equipment lease guarantee"). The total amount of the equipment lease guarantee was approximately $1 million as of December 28, 2008. The equipment lease expires in March 2011. The Company made the equipment lease guarantee to allow the National Edition printer to obtain lower cost lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the "debt guarantee"). The total amount of the debt guarantee was approximately $4 million as of December 28, 2008. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

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

Other

The Company has letters of credit of approximately $46 million, primarily for obligations under the Company's workers' compensation program and for its New York headquarters.

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

20. Subsequent Events

Senior Unsecured Obligations

On January 21, 2009, the Company closed a securities purchase agreement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (each an "Investor" and collectively the "Investors"), pursuant to which the Company issued for an aggregate purchase price of $250.0 million (net of a $4.5 million investor funding fee) (1) $250.0 million aggregate principal amount of 14.053% senior unsecured notes due January 15, 2015, and (2) detachable warrants to purchase 15.9 million shares of the Company's Class A Common Stock at a price of $6.3572 per share. Each Investor is an affiliate of Carlos Slim Helú, the beneficial owner of approximately 7% of the Company's Class A Common Stock (excluding the warrants). Each Investor purchased an equal number of notes and warrants. The Company used the net proceeds to repay amounts borrowed under the Company's revolving credit facilities.

The senior unsecured notes contain certain covenants that, among other things, limit (subject to exceptions) the ability of the Company and certain of its subsidiaries to incur or guarantee additional debt (other than certain refinancings of existing debt, borrowings available under existing credit agreements

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY P.89

and certain other debt, in each case subject to the provisions of the securities purchase agreement), unless (1) the debt is incurred after March 31, 2010, and (2) immediately after incurrence of the debt, the Company's fixed charge coverage (defined as the ratio of the Company's consolidated earnings before interest, taxes, depreciation and amortization, as adjusted according to the terms of the securities purchase agreement, to the consolidated fixed charges) for the most recent four full fiscal quarters is at least 2.75:1.

Medium-Term Notes

In February 2009, the Company repurchased its 10-year 7.125% Series I medium-term notes in an aggregate principal amount of $49.5 million, maturing November 2009, for a price of $49.4 million, or 99.875% of par (including commission).

Dividend Suspension

On February 19, 2009, the Company announced that the Board of Directors voted to suspend the quarterly dividend on the Company's Class A and Class B Common Stock.

P.90 2008 ANNUAL REPORT – Notes to the Consolidated Financial Statements

QUARTERLY INFORMATION (UNAUDITED)

The Broadcast Media Group's results of operations have been presented as discontinued operations for all periods presented before the Group's sale (see Note 5 of the Notes to the Consolidated Financial Statements).

	2008 Quarters
(In thousands, except per share data)	March 30, 2008 (13 weeks)	June 29, 2008 (13 weeks)	September 28, 2008 (13 weeks)	December 28, 2008 (13 weeks)	Full Year (52 weeks)
Revenues	$747,855	$741,905	$687,042	$772,054	$2,948,856
Operating costs	723,349	701,650	677,056	689,558	2,791,613
Impairment of assets	18,291	–	160,430	19,158	197,879
Operating profit/(loss)	6,215	40,255	(150,444)	63,338	(40,636)
Net (loss)/income from joint ventures	(1,793)	10,165	6,892	1,798	17,062
Interest expense, net	11,745	12,104	11,658	12,283	47,790
(Loss)/income from continuing operations before income taxes and minority interest	(7,323)	38,316	(155,210)	52,853	(71,364)
Income tax (benefit)/expense	(7,692)	17,251	(40,360)	25,075	(5,726)
Minority interest in net income of subsidiaries	(104)	(213)	(54)	(130)	(501)
Income/(loss) from continuing operations	265	20,852	(114,904)	27,648	(66,139)
Discontinued operations, net of income taxes – Broadcast Media Group	(600)	289	8,611	–	8,300
Net (loss)/income	$(335)	$21,141	$(106,293)	$27,648	$(57,839)
Average number of common shares outstanding
Basic	143,760	143,776	143,782	143,791	143,777
Diluted	144,006	144,037	143,782	144,073	143,777
Basic earnings/(loss) per share:
Income/(loss) from continuing operations	$0.00	$0.15	$(0.80)	$0.19	$(0.46)
Discontinued operations, net of income taxes – Broadcast Media Group	0.00	0.00	0.06	0.00	0.06
Net income/(loss)	$0.00	$0.15	$(0.74)	$0.19	$(0.40)
Diluted earnings/(loss) per share:
Income/(loss) from continuing operations	$0.00	$0.15	$(0.80)	$0.19	$(0.46)
Discontinued operations, net of income taxes – Broadcast Media Group	0.00	0.00	0.06	0.00	0.06
Net income/(loss)	$0.00	$0.15	$(0.74)	$0.19	$(0.40)
Dividends per share	$0.23	$0.23	$0.23	$0.06	$0.75

Quarterly Information – THE NEW YORK TIMES COMPANY P.91

	2007 Quarters
(In thousands, except per share data)	April 1, 2007 (13 weeks)	July 1, 2007 (13 weeks)	September 30, 2007 (13 weeks)	December 30, 2007 (13 weeks)	Full Year (52 weeks)
Revenues	$786,020	$788,943	$754,359	$865,755	$3,195,077
Operating costs	731,523	717,048	726,254	753,245	2,928,070
Net loss on sale of assets	—	68,156	—	—	68,156
Gain on sale of WQEW-AM	—	39,578	—	—	39,578
Impairment of assets	—	—	—	11,000	11,000
Operating profit	54,497	43,317	28,105	101,510	227,429
Net (loss)/income from joint ventures	(2,153)	4,745	5,412	(10,622)	(2,618)
Interest expense, net	11,328	7,126	10,470	10,918	39,842
Income from continuing operations before income taxes and minority interest	41,016	40,936	23,047	79,970	184,969
Income tax expense	20,899	18,851	8,991	27,396	76,137
Minority interest in net loss/(income) of subsidiaries	9	(24)	54	68	107
Income from continuing operations	20,126	22,061	14,110	52,642	108,939
Discontinued operations, net of income taxes – Broadcast Media Group	3,776	96,307	(671)	353	99,765
Net income	$23,902	$118,368	$13,439	$52,995	$208,704
Average number of common shares outstanding
Basic	143,905	143,906	143,902	143,853	143,889
Diluted	144,077	144,114	144,112	144,060	144,158
Basic earnings per share:
Income from continuing operations	$0.14	$0.15	$0.10	$0.37	$0.76
Discontinued operations, net of income taxes – Broadcast Media Group	0.03	0.67	(0.01)	0.00	0.69
Net income	$0.17	$0.82	$0.09	$0.37	$1.45
Diluted earnings per share:
Income from continuing operations	$0.14	$0.15	$0.10	$0.37	$0.76
Discontinued operations, net of income taxes – Broadcast Media Group	0.03	0.67	(0.01)	0.00	0.69
Net income	$0.17	$0.82	$0.09	$0.37	$1.45
Dividends per share	$.175	$.230	$.230	$.230	$.865

Earnings per share amounts for the quarters do not necessarily equal the respective year-end amounts for earnings per share due to the weighted-average number of shares outstanding used in the computations for the respective periods. Earnings per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding.

The Company's largest source of revenue is advertising. Seasonal variations in advertising revenues cause the Company's quarterly consolidated results to fluctuate. Second-quarter and fourth-quarter advertising volume is generally higher than first-quarter and third-quarter volume because economic activity tends to be lower during the winter and summer. Quarterly trends are also affected by the overall economy and economic conditions that may exist in specific markets served by each of the Company's business segments as well as the occurrence of certain international, national and local events.

P. 92 2008 ANNUAL REPORT – Quarterly Infomration

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 28, 2008
Column A	Column B	Column C	Column D	Column E	Column F
(In thousands) Description	Balance at beginning of period	Additions charged to operating costs or revenues	Additions related to acquisitions	Deductions for purposes for which accounts were set up(a)	Balance at end of period
Year Ended December 28, 2008
Deducted from assets to which they apply Accounts receivable allowances:
Uncollectible accounts	$17,970	$22,508	$650	$22,628	$18,500
Rate adjustments and discounts	6,164	34,368	—	34,150	6,382
Returns allowance	14,271	238	—	5,553	8,956
Total	$38,405	$57,114	$650	$62,331	$33,838
Year Ended December 30, 2007
Deducted from assets to which they apply Accounts receivable allowances:
Uncollectible accounts	$14,960	$21,448	$—	$18,438	$17,970
Rate adjustments and discounts	9,750	28,784	—	32,370	6,164
Returns allowance	11,130	4,244	—	1,103	14,271
Total	$35,840	$54,476	$—	$51,911	$38,405
Year Ended December 31, 2006
Deducted from assets to which they apply Accounts receivable allowances:
Uncollectible accounts	$21,363	$20,020	$120	$26,543	$14,960
Rate adjustments and discounts	7,203	38,079	—	35,532	9,750
Returns allowance	11,088	894	—	852	11,130
Total	$39,654	$58,993	$120	$62,927	$35,840

(a)  Deductions for the year ended December 30, 2007 included approximately $522 due to the sale of the Broadcast Media Group. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

Schedule II-Valuation and Qualifying Accounts – THE NEW YORK TIMES COMPANY P.93

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 28, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As part of a previously disclosed program, we implemented a new system for advertising revenue and billing using SAP applications at The Times in the first quarter of 2009. This is part of a program to migrate our legacy advertising systems to a common SAP platform at certain of our properties, including at the Globe, which we completed during the third quarter of 2008.

ITEM 9B. OTHER INFORMATION

Not applicable.

P. 94 2008 ANNUAL REPORT

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition to the information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal Number 1 – Election of Directors," "Interests of Related Persons in Certain Transactions of the Company," "Board of Directors and Corporate Governance," beginning with the section titled "Independent Directors," but only up to and including the section titled "Audit Committee Financial Experts," and "Board Committees" of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

The Board has adopted a code of ethics that applies not only to our CEO and senior financial officers, as required by the SEC, but also to our Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our Web site, http://www.nytco.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled "Compensation Committee," "Directors' Compensation," "Directors' and Officers' Liability Insurance" and "Compensation of Executive Officers" of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In addition to the information set forth under the caption "Equity Compensation Plan Information" in Item 5 above, the information required by this item is incorporated by reference to the sections titled "Principal Holders of Common Stock," "Security Ownership of Management and Directors" and "The 1997 Trust" of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled "Interests of Related Persons in Certain Transactions of the Company," "Board of Directors and Corporate Governance – Independent Directors," "Board of Directors and Corporate Governance – Board Committees" and "Board of Directors and Corporate Governance – Policy on Transactions with Related Persons" of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section titled "Proposal Number 2 – Selection of Auditors," beginning with the section titled "Audit Committee's Pre-Approval Policies and Procedures," but only up to and not including the section titled "Recommendation and Vote Required" of our Proxy Statement for the 2009 Annual Meeting of Stockholders.

THE NEW YORK TIMES COMPANY P.95

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

Page
Consolidated Schedule for the Three Years Ended December 28, 2008: II–Valuation and Qualifying Accounts	93

Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

(3) Exhibits

An exhibit index has been filed as part of this Annual Report on Form 10-K and is incorporated herein by reference.

P. 96 2008 ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2009

THE NEW YORK TIMES COMPANY
(Registrant)

BY:  /S/ KENNETH A. RICHIERI

Kenneth A. Richieri
Senior Vice President, General Counsel and Secretary

We, the undersigned directors and officers of The New York Times Company, hereby severally constitute Kenneth A. Richieri and James M. Follo, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Arthur Sulzberger, Jr.	Chairman and Director	February 26, 2009
Janet L. Robinson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 26, 2009
Michael Golden	Vice Chairman and Director	February 26, 2009
James M. Follo	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009
R. Anthony Benten	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 26, 2009
Raul E. Cesan	Director	February 26, 2009
Daniel H. Cohen	Director	February 26, 2009
Robert E. Denham	Director	February 26, 2009
Lynn G. Dolnick	Director	February 26, 2009
Scott Galloway	Director	February 26, 2009
William E. Kennard	Director	February 26, 2009
James A. Kohlberg	Director	February 26, 2009
Dawn G. Lepore	Director	February 26, 2009
David E. Liddle	Director	February 26, 2009
Ellen R. Marram	Director	February 26, 2009
Thomas Middelhoff	Director	February 26, 2009
Doreen A. Toben	Director	February 26, 2009

P.97

INDEX TO EXHIBITS

Exhibit numbers 10.13 through 10.19 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
(3.1)	Certificate of Incorporation as amended and restated to reflect amendments effective July 1, 2007 (filed as an Exhibit to the Company's Form 10-Q dated August 9, 2007, and incorporated by reference herein).
(3.2)	By-laws as amended through August 6, 2007 (filed as an Exhibit to the Company's Form 10-Q dated August 9, 2007, and incorporated by reference herein).
(4)	The Company agrees to furnish to the Commission upon request a copy of any instrument with respect to long- term debt of the Company and any subsidiary for which consolidated or unconsolidated financial statements are required to be filed, and for which the amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
(10.1)	Agreement of Lease, dated as of December 15, 1993, between The City of New York, Landlord, and the Company, Tenant (as successor to New York City Economic Development Corporation (the "EDC"), pursuant to an Assignment and Assumption of Lease With Consent, made as of December 15, 1993, between the EDC, as Assignor, to the Company, as Assignee) (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.2)	Funding Agreement #4, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.3)	New York City Public Utility Service Power Service Agreement, made as of May 3, 1993, between The City of New York, acting by and through its Public Utility Service, and The New York Times Newspaper Division of the Company (filed as an Exhibit to the Company's Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.4)	Letter Agreement, dated as of April 8, 2004, amending Agreement of Lease, between the 42nd St. Development Project, Inc., as landlord, and The New York Times Building LLC, as tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).
(10.5)	Agreement of Sublease, dated as of December 12, 2001, between The New York Times Building LLC, as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).
(10.6)	First Amendment to Agreement of Sublease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company's Form 10-Q dated November 3, 2006, and incorporated by reference herein).
(10.7)	Second Amendment to Agreement of Sublease, dated as of January 29, 2007, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company's Form 8-K dated February 1, 2007, and incorporated by reference herein).
(10.8)	Distribution Agreement, dated as of September 17, 2002, by and among the Company, J.P. Morgan Securities Inc., Banc of America Securities LLC, and Banc One Markets, Inc. (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).
(10.9)	Calculation Agent Agreement, dated as of September 17, 2002, by and between the Company and JPMorgan Chase Bank (filed as an Exhibit to the Company's Form 8-K dated September 18, 2002, and incorporated by reference herein).
(10.10)	Indenture, dated March 29, 1995, between the Company and The Bank of New York Mellon (as successor to Chemical Bank), as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 33-57403, and incorporated by reference herein).
(10.11)	First Supplemental Indenture, dated August 21, 1998, between the Company and The Bank of New York Mellon (as successor to The Chase Manhattan Bank (formerly known as Chemical Bank)), as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 333-62023, and incorporated by reference herein).
(10.12)	Second Supplemental Indenture, dated July 26, 2002, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. (formerly known as Chemical Bank and The Chase Manhattan Bank)), as trustee (filed as an Exhibit to the Company's registration statement on Form S-3 File No. 333-97199, and incorporated by reference herein).
(10.13)	The Company's 1991 Executive Stock Incentive Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company's Form 8-K dated October 12, 2007, and incorporated by reference herein).

P.98 2008 ANNUAL REPORT – Index to Exhibits

Exhibit Number	Description of Exhibit
(10.14)	The Company's 1991 Executive Cash Bonus Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company's Form 8-K dated October 12, 2007, and incorporated by reference herein).
(10.15)	The Company's Non-Employee Directors' Stock Option Plan, as amended through September 21, 2000 (filed as an Exhibit to the Company's Form 10-Q dated November 8, 2000, and incorporated by reference herein).
(10.16)	The Company's Supplemental Executive Retirement Plan, amended effective January 1, 2009.
(10.17)	The Company's Deferred Executive Compensation Plan, as amended and restated effective January 1, 2008 (filed as an Exhibit to the Company's Form 8-K dated October 12, 2007, and incorporated by reference herein).
(10.18)	The Company's Non-Employee Directors Deferral Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company's Form 8-K dated October 12, 2007, and incorporated by reference herein).
(10.19)	2004 Non-Employee Directors' Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company's Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.20)	Credit Agreement, dated as of May 28, 2004, as amended as of July 29, 2004 and as amended and restated as of September 7, 2006, among the Company, as the borrower, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC, as joint lead arranger and joint book manager, J.P. Morgan Securities Inc., as joint lead arranger and joint book manager, JPMorgan Chase Bank, as documentation agent and The Bank of New York and Suntrust Bank, as co-syndication agents (filed as an Exhibit to the Company's Form 10-Q dated November 8, 2007, and incorporated by reference herein).
(10.21)	Credit Agreement, dated as of June 21, 2006 and as amended and restated as of September 7, 2006, among the Company, as the borrower, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC, as joint lead arranger and joint book manager, J.P. Morgan Securities Inc., as joint lead arranger and joint book manager, JPMorgan Chase Bank, as documentation agent and The Bank of New York and Suntrust Bank, as co-syndication agents (filed as an Exhibit to the Company's Form 10-Q dated November 8, 2007, and incorporated by reference herein).
(10.22)	Securities Purchase Agreement, dated January 19, 2009, among the Company, Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple Grupo Financiero Inbursa (including forms of notes, warrants and registration rights agreement) (filed as an Exhibit to the Company's Form 8-K dated January 21, 2009, and incorporated by reference herein).
(10.23)	Form of Preemptive Rights Certificate (filed as an Exhibit to the Company's Form 8-K dated January 21, 2009, and incorporated by reference herein).
(10.24)	Form of Preemptive Rights Warrant Agreement between the Company and Mellon Investor Services LLC (filed as an Exhibit to the Company's Form 8-K dated January 21, 2009, and incorporated by reference herein).
(10.25)	Agreement, dated as of March 17, 2008, among the Company and those affiliates of Harbinger Capital Partners party thereto (filed as an Exhibit to the Company's Form 8-K dated March 17, 2008, and incorporated by reference herein).
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Company.
(23.1)	Consent of Ernst & Young LLP.
(23.2)	Consent of Deloitte & Touche LLP.
(24)	Power of Attorney (included as part of signature page).
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index to Exhibits – THE NEW YORK TIMES COMPANY P.99