Form 10-Q
period 2009-03-29
NEW YORK TIMES CO
filed 2009-05-07
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

Number of shares of each class of the registrant’s common stock outstanding as of May 1, 2009 (exclusive of treasury shares):

Class A Common Stock	143,143,020 shares
Class B Common Stock	825,475 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended
	March 29, 2009	March 30, 2008
	(13 weeks)
Revenues
Advertising	$334,661	$458,339
Circulation	228,914	226,629
Other	45,447	62,887
Total revenues	609,022	747,855
Operating costs
Production costs:
Raw materials	55,930	59,076
Wages and benefits	145,461	169,907
Other	89,308	111,581
Total production costs	290,699	340,564
Selling, general and administrative costs	326,820	340,854
Depreciation and amortization	36,774	41,931
Total operating costs	654,293	723,349
Loss on abandoned leases	16,363	—
Impairment of assets	—	18,291
Operating (loss)/profit	(61,634)	6,215
Net income/(loss) from joint ventures	4,403	(1,793)
Interest expense, net	18,146	11,745
Loss from continuing operations before income taxes	(75,377)	(7,323)
Income tax benefit	(1,148)	(7,692)
(Loss)/income from continuing operations	(74,229)	369
Discontinued operations, net of income taxes-Broadcast Media Group	—	(600)
Net loss	(74,229)	(231)
Net income attributable to the noncontrolling interest	(239)	(104)
Net loss attributable to The New York Times Company common stockholders	$(74,468)	$(335)

Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(74,468)	$265
Loss from discontinued operations	—	(600)
Net loss	$(74,468)	$(335)

Average number of common shares outstanding
Basic	143,907	143,760
Diluted	143,907	144,006

Basic (loss)/income per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.52)	$0.00
Loss from discontinued operations	0.00	0.00
Net loss	$(0.52)	$0.00

Diluted (loss)/income per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.52)	$0.00
Loss from discontinued operations	0.00	0.00
Net loss	$(0.52)	$0.00

Dividends per share	$0.00	$0.23

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 29, 2009	December 28, 2008
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$33,584	$56,784
Cash held in escrow	260,000	—
Accounts receivable-net	306,380	403,830
Inventories:
Newsprint and magazine paper	25,992	19,565
Other inventory	6,091	5,265
Total inventories	32,083	24,830

Deferred income taxes	51,732	51,732
Other current assets	88,691	87,024

Total current assets	772,470	624,200

Other Assets

Investment in joint ventures	114,744	112,596
Property, plant and equipment (less accumulated depreciation and amortization of $978,947 in 2009 and $938,430 in 2008)	1,340,408	1,353,619
Intangible assets acquired:
Goodwill	656,722	661,201
Other intangible assets acquired	49,278	51,407
Total intangible assets acquired	706,000	712,608

Deferred income taxes	380,463	377,237
Miscellaneous assets	187,992	221,420

TOTAL ASSETS	$3,502,077	$3,401,680

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 29, 2009	December 28, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Borrowings under revolving credit agreements	$220,000	$380,000
Accounts payable	158,310	174,858
Accrued payroll and other related liabilities	81,259	104,183
Accrued expenses	195,192	194,703
Unexpired subscriptions	81,542	80,523
Current portion of long-term debt and capital lease obligations	294,050	98,969

Total current liabilities	1,030,353	1,033,236

Other Liabilities

Long-term debt	760,081	573,760
Capital lease obligations	6,644	6,646
Pension benefits obligation	860,286	855,667
Postretirement benefits obligation	149,484	149,727
Other	241,410	275,615

Total other liabilities	2,017,905	1,861,415

Stockholders’ Equity

Common stock of $.10 par value:
Class A — authorized 300,000,000 shares; issued: 2009 — 148,197,221; 2008 — 148,057,158 (including treasury shares: 2009 — 5,054,762; 2008 — 5,078,581)	14,820	14,806
Class B — convertible — authorized and issued shares: 2009 — 825,475; 2008 — 825,634	83	83
Additional paid-in-capital	47,863	22,149
Retained earnings	924,231	998,699
Common stock held in treasury, at cost	(159,423)	(159,679)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	10,303	14,493
Funded status of benefit plans	(387,363)	(386,588)

Total accumulated other comprehensive loss, net of income taxes	(377,060)	(372,095)

Total The New York Times Company stockholders’ equity	450,514	503,963

Noncontrolling interest	3,305	3,066

Total stockholders’ equity	453,819	507,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,502,077	$3,401,680

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Quarters Ended
	March 29, 2009	March 30, 2008
	(13 weeks)
OPERATING ACTIVITIES
Net loss	$(74,229)	$(231)
Adjustment to reconcile net loss to net cash provided by operating activities:
Impairment of assets	—	18,291
Depreciation and amortization	36,774	41,931
Stock-based compensation	4,688	8,674
(Undistributed earnings)/excess distributed earnings of affiliates	(1,628)	2,667
Long-term retirement benefit obligations	3,387	(2,624)
Other-net	13,147	(2,640)

Changes in operating assets and liabilities, net of acquisition/dispositions:
Account receivables, net	89,950	64,935
Inventories	(7,253)	(4,920)
Other current assets	(2,097)	(7,742)
Accounts payable and other liabilities	(46,341)	(86,583)
Unexpired subscriptions	1,019	3,224

Net cash provided by operating activities	17,417	34,982

INVESTING ACTIVITIES
Capital expenditures	(21,642)	(62,677)
Acquisitions, net of cash acquired $2,426 in 2008	—	(5,424)
Other investing payments—net	(575)	(2,151)

Net cash used in investing activities	(22,217)	(70,252)

FINANCING ACTIVITIES
Commercial paper repayments-net	—	(111,741)
Borrowings under revolving credit agreements-net	(160,000)	175,000
Long-term obligations:
Proceeds from sale-leaseback financing	213,599	—
Proceeds from issuance of senior unsecured notes	221,322	—
Repayments	(54,414)	(15)
Cash held in escrow for redemption of long-term debt	(260,000)	—
Proceeds from sale of warrants	20,529	—
Capital shares:
Issuances	14	—
Repurchases	(49)	(6)
Dividends paid to stockholders	—	(33,288)

Net cash (used in)/provided by financing activities	(18,999)	29,950

Decrease in cash and cash equivalents	(23,799)	(5,320)

Effect of exchange rate changes on cash and cash equivalents	599	811

Cash and cash equivalents at the beginning of the year	56,784	51,532
Cash and cash equivalents at the end of the quarter	$33,584	$47,023

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.                         GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 29, 2009, and December 28, 2008, and the results of operations and cash flows of the Company for the periods ended March 29, 2009, and March 30, 2008.  All adjustments and reclassifications necessary for a fair presentation have been included and are of a normal and recurring nature.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For comparability, certain prior year amounts have been reclassified to conform with the current period presentation.  The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements.  These statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.  Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations.  The fiscal periods included herein comprise 13 weeks for the first-quarter periods.

As of March 29, 2009, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008, have not changed materially.

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”).  Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations.  The Company’s Condensed Consolidated Financial Statements include the new presentation for noncontrolling (minority) interests in accordance with FAS 160.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 132(R)-1.  FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The adoption of FSP 132(R)-1 will result in an enhancement of the

Company’s disclosures for its qualified pension plans, but will not have a material impact on its financial statements.

NOTE 2.                         GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED

Goodwill is the excess of cost over the fair market value of tangible and other intangible assets acquired.  Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist, in accordance with FAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”).

Other intangible assets acquired consist primarily of trade names on various acquired properties, customer lists and other assets.  Other intangible assets acquired that have indefinite lives (primarily trade names) are not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist in accordance with FAS 142.  Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

The Company performs its annual impairment testing in the fourth quarter of its fiscal year.  However, due to certain impairment indicators, including lower-than-expected operating results, the Company performed an interim impairment test in the first quarter of 2009 at the Regional Media Group.  The Regional Media Group, which is part of the News Media Group reportable segment, includes approximately $160 million of goodwill.  The interim test did not result in an impairment because it was concluded that the fair value of the Regional Media Group was greater than its carrying value.  The excess of the fair value over the carrying value was minimal, and therefore the Company will continue to monitor the Regional Media Group for potential impairment.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 28, 2008	$291,223	$369,978	$661,201
Foreign currency translation adjustments	(4,479)	—	(4,479)
Balance as of March 29, 2009	$286,744	$369,978	$656,722

Other intangible assets acquired were as follows:

	March 29, 2009			December 28, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$28,322	$(17,807)	$10,515	$28,346	$(17,228)	$11,118
Other	62,123	(37,471)	24,652	62,210	(36,032)	26,178
Total	90,445	(55,278)	35,167	90,556	(53,260)	37,296
Unamortized other intangible assets:
Trade names	14,111	—	14,111	14,111	—	14,111
Total	14,111	—	14,111	14,111	—	14,111
Total other intangible assets acquired	$104,556	$(55,278)	$49,278	$104,667	$(53,260)	$51,407

As of March 29, 2009, the remaining weighted-average amortization period was seven years for customer lists and six years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was $2.1 million in the first quarter of 2009 and is expected to be $8.2 million for the fiscal year 2009.  Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2010	$8,100
2011	$7,700
2012	$5,300
2013	$2,100
2014	$1,100

NOTE 3.                         DEBT OBLIGATIONS

The Company’s total debt was $1.3 billion as of March 29, 2009, which includes approximately $250 million of notes redeemed effective April 8, 2009, as well as debt incurred under its sale-leaseback financing and the issuance of senior unsecured notes (see discussions below for additional information on these transactions).

The table below details the maturities and carrying value of the Company’s debt as of March 29, 2009.

(In thousands)
Year	Amount
2009	$294,500
2011	220,000
2012	75,000
2015	500,000
2019	250,000
Total	$1,339,500
Unamortized amounts	(65,403)
Carrying value as of March 29, 2009	$1,274,097

Included in 2009 maturities is $250.0 million of notes redeemed effective April 8, 2009, and included in 2011 maturities is $220.0 million outstanding as of March 29, 2009, under the Company’s revolving credit facility.

Sale-Leaseback Financing

In March 2009, an affiliate of the Company entered into an agreement to sell and simultaneously lease back a portion of its leasehold condominium interest in the Company’s headquarters building located at 620 Eighth Avenue in New York City (“Condo Interest”).  The sale price for the Condo Interest was $225.0 million.  The Company has an option, exercisable during the 10th year of the lease term, to repurchase the Condo Interest for $250.0 million.  The lease term is 15 years, and the Company has three renewal options that could extend the term for an additional 20 years.

The transaction is accounted for as a financing transaction.  As such, the Company will continue to depreciate the Condo Interest and account for the rental payments as interest expense.  The difference between the purchase option price of $250.0 million and the net sale proceeds of approximately $214 million will be amortized over a 10-year period through interest expense.  The effective interest rate on this transaction was approximately 13%.  The net proceeds are included in “Long-term debt” in the Company’s Condensed Consolidated Balance Sheet as of March 29, 2009.

Redemption of Debt

On March 9, 2009, the Company called for redemption all $250.0 million aggregate principal amount of its 4.5% notes due March 15, 2010.  The redemption price is equal to the present value of the principal and unpaid interest, plus accrued interest to the redemption settlement date.  Also on March 9, 2009, the Company paid an estimated redemption price of $260.0 million, which was held in escrow until the settlement of the redemption.  The redemption was settled on April 8, 2009, and therefore the carrying value of the notes of approximately $250 million and the estimated redemption price of $260.0 million held in escrow were included in “Current portion of long-term debt and capital lease obligations” and “Cash held in escrow,” respectively, in the Company’s Condensed Consolidated Balance Sheet as of March 29, 2009.

Medium-Term Notes

In February 2009, the Company repurchased all $49.5 million aggregate principal amount of its 10-year 7.125% Series I medium-term notes, maturing November 2009, for $49.4 million, or 99.875% of par (including commission).

In February and March 2009, the Company repurchased a total of $5.0 million aggregate principal amount of its 10-year 6.950% medium-term notes, maturing November 2009.  The remaining aggregate principal amount of these medium-term notes was $44.5 million, which is included in “Current portion of long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheet as of March 29, 2009.

Senior Unsecured Obligations

In January 2009, pursuant to a securities purchase agreement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (each an “Investor” and collectively the “Investors”), the Company issued, for an aggregate purchase price of $250.0 million, (1) $250.0 million aggregate principal amount of 14.053% senior unsecured notes due January 15, 2015, and (2) detachable warrants to purchase 15.9 million shares of the Company’s Class A Common Stock at a price of $6.3572 per share.  The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until January 15, 2015.  Each Investor is an affiliate of Carlos Slim Helú, the beneficial owner of approximately 7% of the Company’s Class A Common Stock (excluding the warrants).  Each Investor purchased an equal number of notes and warrants.

The Company received proceeds of approximately $242 million (purchase price of $250.0 million, net of a $4.5 million investor funding fee and transaction costs), of which approximately $221 million was allocated to the notes and included in “Long-term debt” and approximately $21 million was allocated to the warrants and included in “Additional paid-in-capital” in the Company’s Condensed Consolidated Balance Sheet as of March 29, 2009.  The difference between the purchase price of $250.0 million and the $221 million allocated to the notes, or approximately $29 million, will be amortized over a six-year period through interest expense.  The effective interest rate on this transaction was approximately 17%.

The senior unsecured notes contain certain covenants that, among other things, limit (subject to certain exceptions) the ability of the Company and its subsidiaries to:

•                  incur or guarantee additional debt (other than certain refinancings of existing debt, borrowings available under existing credit agreements and certain other debt, in each case subject to the provisions of the securities purchase agreement), unless (1) the debt is incurred after March 31, 2010, and (2) immediately after the incurrence of the debt, the Company’s fixed charge coverage ratio for the most recent four full fiscal quarters is at least 2.75:1.  For this purpose, the fixed charge coverage ratio for any period is defined as the ratio of consolidated EBITDA for such period (defined as consolidated net income in accordance with GAAP, plus interest, taxes, depreciation and amortization, non-cash items, including, without limitation, stock-based compensation expenses, and non-recurring expenses of the Company that reduce net income but that do not represent a cash item, minus tax credits and non-cash items increasing net income) to consolidated fixed charges for such period (defined as consolidated interest expense in accordance with GAAP, including the interest component of capital leases, plus, if applicable, dividends on any preferred stock or certain redeemable capital stock);

•                  create or incur liens with respect to any of its properties (subject to exceptions for customary permitted liens and liens securing debt in an amount less than 25% of adjusted stockholders’ equity, based on a formula set forth in the securities purchase agreement, which does not include accumulated other comprehensive loss and excludes the impact of certain one-time non-cash charges, including non-cash impairment charges, minus the amount of guarantees of third-party debt); or

•                  transfer or sell assets, except for transfers or sales in the ordinary course of business, unless within 360 days of any such transfer or sale of assets, the Company uses the net proceeds of such transfer or sale to repay outstanding senior debt or invest in a similar business, acquire properties or make capital expenditures.  Any net proceeds from a transfer or asset sale not invested as described above will be deemed “excess proceeds.”  When the amount of the “excess proceeds” exceeds $10 million, the Company will be required to make an offer to all holders of the senior unsecured notes to purchase the maximum aggregate principal amount of the senior unsecured notes that may be purchased with the “excess proceeds” at an offer price equal to 100% of such outstanding principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any.

Revolving Credit Agreements

The Company’s $400.0 million credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit.  The Company also has a $400.0 million credit agreement expiring in May 2009, under which it had no borrowings as of March 29, 2009.  The Company does not intend to renew this facility as management believes the amounts available under the $400.0 million credit facility expiring in June 2011, in combination with other financing sources, will be sufficient to meet its financing needs through the expiration of that credit facility.

Any borrowings under the revolving credit agreement bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company.  The amount available under the Company’s revolving credit agreement expiring in June 2011, after borrowings and outstanding letters of credit, was approximately $113 million as of March 29, 2009.

Each revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreements, does not include accumulated other comprehensive loss and excludes the impact of certain one-time non-cash charges, including non-cash impairment charges.  The required levels of stockholders’ equity (as defined by the agreements) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003 for which net income is positive.  As of

March 29, 2009, the amount of stockholders’ equity in excess of the required levels was approximately $568 million.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008
Interest expense	$18,986	$12,841
Capitalized interest	(729)	(1,056)
Interest income	(111)	(40)
Interest expense, net	$18,146	$11,745

NOTE 4.                         INCOME TAXES

In the first quarter of 2009, the Company had an income tax benefit of $1.1 million on a pre-tax loss of $75.4 million.  The tax benefit was unfavorably affected by significant losses at the New England Media Group, for which only a minimum state tax benefit was recognized due to a recent Massachusetts law change, and various nondeductible losses.  These items were partially offset by a $12 million favorable adjustment to reduce the Company’s reserve for uncertain tax positions due to the lapse of statutes of limitation.  In addition, the calculation of the Company’s quarterly tax provision by applying an estimated annual effective tax rate to quarterly results, which are impacted by seasonal variations, resulted in an unusual quarterly tax provision.

In the first quarter of 2008, the Company recognized an income tax benefit of $7.7 million on a pre-tax loss of $7.3 million.  The tax benefit was favorably affected by a $4.6 million adjustment to reduce the Company’s reserve for uncertain tax positions due to the lapse of statutes of limitation.

NOTE 5.                         PENSION AND POSTRETIREMENT BENEFITS

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

The components of net periodic pension cost of all Company-sponsored plans and The New York Times Newspaper Guild pension plan were as follows:

	For the Quarters Ended
	March 29, 2009			March 30, 2008
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$8,108	$329	$8,437	$10,110	$710	$10,820
Interest cost	25,772	3,621	29,393	25,078	3,463	28,541
Expected return on plan assets	(28,601)	—	(28,601)	(31,915)	—	(31,915)
Amortization of prior service (credit)/cost	(1,437)	113	(1,324)	362	17	379
Recognized actuarial loss	5,745	1,144	6,889	729	1,238	1,967
Net periodic pension cost	$9,587	$5,207	$14,794	$4,364	$5,428	$9,792

In 2009, the Company will make contractual funding contributions of approximately $16 million (approximately $4 million was made in the first quarter of 2009) in connection with The New York Times Newspaper Guild pension plan.  However, the Company is not required to make contributions to its other pension plans in 2009, due to funding credits accrued from contributions in prior years.

On March 31, 2009, the U.S. Treasury Department provided guidance on the selection of the corporate bond yield curve for determining plan liabilities for funding purposes.  This guidance, which is temporary and applies only to the Company’s January 1, 2009 valuation, allows the Company to choose a discount rate from any of the four months preceding the valuation date rather than requiring the use of the discount rate in December 2008 (the month preceding the valuation date).  This guidance had the effect of reducing the Company’s underfunded pension obligation as measured in accordance with the Employee Retirement Income Security Act and delaying the timing of required contributions.

In its Annual Report on Form 10-K for the year ended December 28, 2008, the Company disclosed an estimated underfunded pension obligation for funding purposes of $535 million, with required contributions beginning in  2010.  As of its January 1, 2009 valuation date, with the application of an alternative discount rate permitted by the recent guidance, the Company now estimates its underfunded pension obligation for funding purposes to be approximately $300 million.  However, this estimate is materially affected by the valuation date used and the applicable assumptions as of such date, including the discount rate.  The Company believes a significant portion, if not all, of the 2010 required contributions will be offset with additional carryover credits, and therefore the timing of required contributions could be delayed until 2011.  The Company may still elect to make contributions to the pension plans in 2010 based on market and other factors, but does not plan to do so in 2009.

Postretirement Benefits

The Company provides health and life insurance benefits to retired employees and their eligible dependents, who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements.  The Company no longer provides post-age 65 retiree medical benefits for employees who retire on or after March 1, 2009.  The Company also contributes to a postretirement plan under the provisions of a collective bargaining agreement.  The Company’s policy is to pay its portion of insurance premiums and claims from Company assets.

In accordance with FAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the Company accrues the costs of postretirement benefits during the employees’ active years of service.

The components of net periodic postretirement benefit cost were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008
Service cost	$388	$881
Interest cost	2,589	3,514
Amortization of prior service credit	(3,726)	(2,908)
Recognized actuarial loss	503	1,041
Net periodic postretirement cost	$(246)	$2,528

NOTE 6.                         OTHER

City & Suburban Closure

In January 2009, the Company closed its subsidiary, City & Suburban Delivery Systems, Inc. (“City & Suburban”), which operated a wholesale distribution business that delivered The New York Times (“The Times”) and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area.  With this change, the Company moved to a distribution model similar to that of The Times’s national edition.  As a result, The Times is currently delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and the Company’s own drivers.  In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.

In the first quarter of 2009, the Company recorded costs of $18.3 million due to the closure of City & Suburban.  The costs include a $16.4 million estimated loss for the present value of remaining rental payments under leases, for property previously occupied by City & Suburban, in excess of estimated rental income under potential subleases.  The estimated loss will be finalized when the Company enters into subleases or other transactions to utilize or exit the vacant properties.

As of March 29, 2009, total costs recorded to close City & Suburban were approximately $51 million, of which approximately $33 million was recorded in 2008 (principally consisting of $29 million in severance costs) and approximately $18 million was recorded in the first quarter of 2009 (principally the estimated loss on abandoned leases).  While the majority of costs to close City & Suburban have been recognized as of March 29, 2009, additional costs could be incurred for the final loss on abandoned leases and a potential funding payment, triggered by the withdrawal of City & Suburban employees, under a multi-employer pension plan.  The final amount of the funding payment, if any, is dependent on the final valuation of the funded status of the multi-employer pension plan, which is expected to be completed in the second quarter of 2009.

Plant Closing — Billerica, Mass.

In September 2008, the Company announced that it will consolidate The Boston Globe’s (the “Globe”) printing facility in Billerica, Mass., into its Boston, Mass., facility.  The consolidation is expected to be completed by the end of the first half of 2009.  The costs to close the Billerica facility and consolidate printing facilities are estimated to be approximately $31 million, principally consisting of severance costs of approximately $13 million, accelerated depreciation charges of approximately $10 million and moving costs of approximately $8 million.

As of March 29, 2009, total costs recorded to close the Billerica facility were approximately $24 million, of which approximately $4 million was recorded in 2008 (for accelerated depreciation) and approximately $20 million was recorded in the first quarter of 2009 (approximately $13 million in severance, approximately $4 million in accelerated depreciation and approximately $3 million in moving costs).  The Company expects to incur additional costs of approximately $7 million for moving costs and accelerated depreciation through the completion of the consolidation.

Capital expenditures to consolidate printing operations into one printing plant are estimated to be approximately $6 million, of which the majority is expected to be incurred in 2009.

Severance Costs

The Company recognized severance costs of $25.0 million in the first quarter of 2009 and $11.2 million in the first quarter of 2008.  In the first quarter of 2009, most of the costs were recognized at the New England Media Group, which is part of the News Media Group.  These costs are primarily recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Operations.  As of March 29, 2009, the Company had a severance liability of approximately $41 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

Impairment of Assets

In the first quarter of 2008, the Company recorded a non-cash charge of $18.3 million for the write-down of assets for a systems project at the News Media Group.  The Company reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

NOTE 7.                         EARNINGS PER SHARE

Basic and diluted (loss)/earnings per share have been computed as follows:

	For the Quarters Ended
(In thousands, except per share data)	March 29, 2009	March 30, 2008
Basic (loss)/earnings per share computation attributable to The New York Times Company common stockholders:
Numerator
(Loss)/income from continuing operations	$(74,468)	$265
Loss from discontinued operations	—	(600)
Net loss	$(74,468)	$(335)
Denominator
Average number of common shares outstanding	143,907	143,760
Loss from continuing operations	$(0.52)	$0.00
Loss from discontinued operations	0.00	0.00
Basic loss per share	$(0.52)	$0.00
Diluted (loss)/earnings per share computation attributable to The New York Times Company common stockholders:
Numerator
(Loss)/income from continuing operations	$(74,468)	$265
Loss from discontinued operations	—	(600)
Net loss	$(74,468)	$(335)
Denominator
Average number of common shares outstanding	143,907	143,760
Incremental shares for assumed exercise of securities	—	246
Total shares	143,907	144,006
Loss from continuing operations	$(0.52)	$0.00
Loss from discontinued operations	0.00	0.00
Diluted loss per share	$(0.52)	$0.00

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities.  The Company’s stock options could be dilutive and have a significant impact on diluted shares.

In 2009 potential common shares were not included in diluted shares because the loss from continuing operations made them anti-dilutive.  Therefore, the amount of basic and diluted shares were the same.

The number of stock options that were excluded from the computation of diluted earnings per share because they were anti-dilutive due to a loss from continuing operations (2009) or because their exercise price exceeded the market value of the Company’s common stock (2008) was approximately 30 million in 2009 with exercise prices ranging from $3.63 to $48.54 and approximately 31 million in 2008 with exercise prices ranging from $20.24 to $48.54.

NOTE 8.                         COMPREHENSIVE (LOSS)/INCOME

Comprehensive (loss)/income was as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008
Net loss	$(74,229)	$(231)
Foreign currency translation adjustments	(7,049)	8,461
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	(1,157)	479
Income tax benefit/(expense)	3,241	(4,177)
Comprehensive (loss)/income	(79,194)	4,532
Comprehensive income attributable to the noncontrolling interest	(239)	(104)
Comprehensive (loss)/income attributable to The New York Times Company common stockholders	$(79,433)	$4,428

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $281 million as of March 29, 2009 and $278 million as of December 28, 2008.

NOTE 9.                         SEGMENT INFORMATION

The Company’s reportable segments consist of the News Media Group and the About Group.  These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which principally includes The Times, the International Herald Tribune, NYTimes.com, global.nytimes.com, WQXR-FM and related businesses; the New England Media Group, which principally includes the Globe, Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses); and

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.about.com).

The Company’s Statements of Operations by reportable segment and Corporate were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008

REVENUES
News Media Group	$582,182	$719,685
About Group	26,840	28,170
Total	$609,022	$747,855

OPERATING (LOSS)/PROFIT
News Media Group(1)	$(54,292)	$13,285
About Group	8,951	9,521
Corporate	(16,293)	(16,591)
Total	$(61,634)	$6,215
Net income/(loss) from joint ventures	4,403	(1,793)
Interest expense, net	18,146	11,745
Loss from continuing operations before income taxes	(75,377)	(7,323)
Income tax benefit	(1,148)	(7,692)
(Loss)/income from continuing operations	(74,229)	369
Discontinued operations, net of income taxes-Broadcast Media Group	—	(600)
Net loss	(74,229)	(231)
Net income attributable to the noncontrolling interest	(239)	(104)
Net loss attributable to The New York Times Company common stockholders	$(74,468)	$(335)

(1) In the first quarter of 2009, the Company recorded a loss on abandoned leases of $16.4 million at City & Suburban.  In the first quarter of 2008, a non-cash charge of $18.3 million was recorded for the write-down of assets for a systems project.

NOTE 10.                  CONTINGENT LIABILITIES

Third-Party Guarantees

As of March 29, 2009, the Company had outstanding guarantees on behalf of a third-party that provides home-delivery services for The Times and the Globe and circulation customer service, for The Times, as well as on behalf of two third-parties that provide printing and distribution services for The Times’s national edition.  The guarantees were for payments under a credit facility (see Note 11) and property and equipment leases, and for certain debt and costs related to any default.  The total amount of the guarantees was approximately $26 million as of March 29, 2009.  In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of March 29, 2009 and December 28, 2008.

Other

The Company also had letters of credit of approximately $67 million as of March 29, 2009, primarily to satisfy requirements by insurance companies, to provide support for the Company’s workers’ compensation liability and to support the sale-leaseback financing.  The workers’ compensation liability (approximately $48 million) is included in the Company’s Condensed Consolidated Balance Sheet as of March 29, 2009.

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

NOTE 11.                  SUBSEQUENT EVENTS

Redemption of Debt

In April 2009, the Company settled the redemption of all $250.0 million of its outstanding aggregate principal amount of 4.5% notes due March 15, 2010 that had been called for redemption on March 9, 2009 (see Note 3).  This redemption resulted in a loss of approximately $9 million, principally related to the payment of the present value of unpaid interest to the maturity date of March 15, 2010.

Loan Issuance

In April 2009, the Company made a one-year secured term loan of approximately $13 million to a third-party that provides home-delivery services for The Times and the Globe and circulation customer services for The Times.  The Company had previously guaranteed the payments under the circulation service provider’s credit facility for approximately $20 million to enable it to obtain more favorable financing terms (see Note 10).  However, the credit facility expired in April 2009 and was replaced by the Company loan.  The circulation service provider has agreed to pay the Company interest at an annual rate of 13% and has granted a security interest in all of its assets to secure the payment of the loan.

Sale of TimesDaily

On March 31, 2009, the Company sold the TimesDaily, a daily newspaper located in Florence, Ala., for $11.5 million.  The Company expects to record a nominal gain on the sale in the second quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified media company that currently includes newspapers, Internet businesses, a radio station, investments in paper mills and other investments.  Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), the International Herald Tribune, NYTimes.com, global.nytimes.com, WQXR-FM and related businesses; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses).  The News Media Group generates revenues principally from print, online and radio advertising and through circulation.  Other revenues, which make up the remainder of revenues, primarily consist of revenues from news services/syndication, commercial printing, digital archives, rental income and direct mail advertising services.  In 2008, other revenues also included revenues from the delivery of third-party publications by City & Suburban Delivery Systems, Inc. (“City & Suburban”), which was closed in early January 2009.  The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.about.com).  The About Group principally generates revenues from cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising that is relevant to its adjacent content, and e-commerce (including sales lead generation).  Almost all of its revenues (95% in the first quarter of 2009) are derived from the sale of advertisements (cost-per-click and display advertising).  Cost-per-click advertising accounts for 61% of the About Group’s total advertising revenues.  The About Group’s main operating costs are employee-related costs and content and hosting costs.

Joint Ventures Our investments accounted for under the equity method are as follows:

•                  a 49% interest in Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper in the Greater Boston area,

•                  a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.,

•                  a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine,

•                  a 25% interest in quadrantONE LLC, an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites, and

•                  a 17.75% interest in New England Sports Ventures (“NESV”), which owns the Boston Red Sox, Fenway Park and adjacent real estate, approximately 80% of the New England Sports Network (the regional cable sports network that televises the Red Sox games) and 50% of Roush Fenway Racing, a leading NASCAR team.  In January 2009, we announced that we were exploring the sale of our interest in NESV.

Like many companies across America and in our industry, the challenges we face intensified in the first quarter.  The effect of the global economic downturn, coupled with the secular changes affecting newspapers, resulted in significant declines in revenues as advertisers pulled back on print placements in all categories – national, retail and especially classified.  Digital revenues also declined, although modestly, as a result of the weakening economy.  Total advertising revenues declined 27.0% in the first quarter of 2009.  Although we believe the rate of decline in advertising revenues in the second quarter will generally be similar to that of the first, it is early in the quarter and visibility in this economic environment is limited.  As the advertising marketplace, particularly in print, changes, we continue to explore payment models as well as other approaches to generate revenues from our online content and to evaluate our circulation pricing models.  See “– Results of Operations” for a further discussion of our first-quarter performance.

In light of deteriorating economic conditions, we have taken decisive steps in the first quarter of 2009 to reduce costs and improve our liquidity.  These liquidity efforts are further described below and include the execution of a sale-leaseback financing for a portion of the space we own and occupy in our New York City headquarters and the issuance of senior unsecured notes and warrants.  The proceeds from these transactions were used to repay existing debt.  Nearly three-quarters of our debt now matures in 2015 or later.

RECENT DEVELOPMENTS

Sale-Leaseback Financing

In March 2009, one of our affiliates entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest in our headquarters building located at 620 Eighth Avenue in New York City (“Condo Interest”).  The sale price for the Condo Interest was $225.0 million.  We have an option, exercisable during the 10th year of the lease term, to repurchase the Condo Interest for $250.0 million.  The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years.

The transaction is accounted for as a financing transaction.  As such, we will continue to depreciate the Condo Interest and account for the rental payments as interest expense.  The difference between the purchase option price of $250.0 million and the net sale proceeds of approximately $214 million will be amortized over a 10-year period through interest expense.  The effective interest rate on this transaction was approximately 13%.  The net proceeds are included in “Long-term debt” in our Condensed Consolidated Balance Sheet as of March 29, 2009.

Redemption of Debt

On March 9, 2009, we called for redemption all $250.0 million aggregate principal amount of our 4.5% notes due March 15, 2010.  The redemption price is equal to the present value of the principal and unpaid interest, plus accrued interest to the redemption settlement date.  Also on March 9, 2009, we paid an estimated redemption price of $260.0 million, which was held in escrow until the settlement of the redemption.  The redemption was settled on April 8, 2009, and therefore the carrying value of the notes of approximately $250 million and the estimated redemption price of $260.0 million held in escrow were included in “Current portion of long-term debt and capital lease obligations” and “Cash held in escrow”, respectively, in our Condensed Consolidated Balance Sheet as of March 29, 2009.

Medium-Term Notes

In February 2009, we repurchased all $49.5 million aggregate principal amount of our 10-year 7.125% Series I medium-term notes, maturing November 2009, for $49.4 million, or 99.875% of par (including commission).

In February and March 2009, we repurchased a total of $5.0 million aggregate principal amount of our 10-year 6.950% medium-term notes, maturing November 2009.  The remaining aggregate principal amount of these medium-term notes was $44.5 million, which is included in “Current portion of long-term debt and capital lease obligations” in our Condensed Consolidated Balance Sheet as of March 29, 2009.

Senior Unsecured Obligations

In January 2009, pursuant to a securities purchase agreement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (each an “Investor” and collectively the “Investors”), we issued, for an aggregate purchase price of $250.0 million, (1) $250.0 million aggregate principal amount of 14.053% senior unsecured notes due January 15, 2015, and (2) detachable warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share.  The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until January 15, 2015.  Each Investor is an affiliate of Carlos Slim Helú, the beneficial owner of approximately 7% of our Class A Common Stock (excluding the warrants).  Each Investor purchased an equal number of notes and warrants.

We received proceeds of approximately $242 million (purchase price of $250.0 million, net of a $4.5 million investor funding fee and transaction costs), of which approximately $221 million was allocated to the notes and included in “Long-term debt” and approximately $21 million was allocated to the warrants and included in “Additional paid-in-capital” in our Condensed Consolidated Balance Sheet as of March 29, 2009.  The difference between the purchase price of $250.0 million and the $221 million allocated to the notes, or approximately $29 million, will be amortized over a six-year period through interest expense.  The effective interest rate on this transaction was approximately 17%.

The senior unsecured notes contain certain covenants that, among other things, limit (subject to certain exceptions) our ability and the ability of our subsidiaries to:

•                  incur or guarantee additional debt (other than certain refinancings of existing debt, borrowings available under existing credit agreements and certain other debt, in each case subject to the provisions of the securities purchase agreement), unless (1) the debt is incurred after March 31, 2010, and (2) immediately after the incurrence of the debt, our fixed charge coverage ratio for the most recent four full fiscal quarters is at least 2.75:1.  For this purpose, the fixed charge coverage ratio for any period is defined as the ratio of consolidated EBITDA for such period

(defined as consolidated net income in accordance with GAAP, plus interest, taxes, depreciation and amortization, non-cash items, including, without limitation, stock-based compensation expenses, and non-recurring expenses that reduce net income but that do not represent a cash item, minus tax credits and non-cash items increasing net income) to consolidated fixed charges for such period (defined as consolidated interest expense in accordance with GAAP, including the interest component of capital leases, plus, if applicable, dividends on any preferred stock or certain redeemable capital stock);

•                  create or incur liens with respect to any of our properties (subject to exceptions for customary permitted liens and liens securing debt in an amount less than 25% of adjusted stockholders’ equity, based on a formula set forth in the securities purchase agreement, which does not include accumulated other comprehensive loss and excludes the impact of certain one-time non-cash charges, including non-cash impairment charges, minus the amount of guarantees of third-party debt); or

•                  transfer or sell assets, except for transfers or sales in the ordinary course of business, unless within 360 days of any such transfer or sale of assets, we use the net proceeds of such transfer or sale to repay outstanding senior debt or invest in a similar business, acquire properties or make capital expenditures.  Any net proceeds from a transfer or asset sale not invested as described above will be deemed “excess proceeds.”  When the amount of the “excess proceeds” exceeds $10 million, we are required to make an offer to all holders of the senior unsecured notes to purchase the maximum aggregate principal amount of the senior unsecured notes that may be purchased with the “excess proceeds” at an offer price equal to 100% of such outstanding principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any.

Sale of TimesDaily

On March 31, 2009, we sold the TimesDaily, a daily newspaper located in Florence, Ala., for $11.5 million.  We expect to record a nominal gain on the sale in the second quarter of 2009.

Dividend Suspension

On February 19, 2009, our Board of Directors suspended the quarterly dividend on our Class A and Class B Common Stock.

City & Suburban Closure

In January 2009, we closed our subsidiary, City & Suburban, which operated a wholesale distribution business that delivered The Times and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area.  With this change, we moved to a distribution model similar to that of The Times’s national edition.  As a result, The Times is currently delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and our own drivers.  In other markets in the

United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.

In the first quarter of 2009, we recorded costs of $18.3 million due to the closure of City & Suburban.  The costs include a $16.4 million estimated loss for the present value of remaining rental payments under leases, for property previously occupied by City & Suburban, in excess of estimated rental income under potential subleases. The estimated loss will be finalized when we enter into subleases or other transactions to utilize or exit the vacant properties.

As of March 29, 2009, total costs recorded to close City & Suburban were approximately $51 million, of which approximately $33 million was recorded in 2008 (principally consisting of $29 million in severance costs) and approximately $18 million was recorded in the first quarter of 2009 (principally the estimated loss on abandoned leases).  While the majority of costs to close City & Suburban have been recognized as of March 29, 2009, additional costs could be incurred for the final loss on abandoned leases and a potential funding payment, triggered by the withdrawal of City & Suburban employees, under a multi-employer pension plan.  The final amount of the funding payment, if any, is dependent on the final valuation of the funded status of the multi-employer pension plan, which is expected to be completed in the second quarter of 2009.

The effect of the closure on our first-quarter 2009 results was a decrease in other revenues (from the elimination of the delivery of third-party publications) of approximately $17 million, circulation revenues (from the sale of The Times to wholesale distributors rather than retailers) of approximately $2 million and operating costs of approximately $28 million.

Plant Closing – Billerica, Mass.

In September 2008, we announced that we will consolidate the Globe’s printing facility in Billerica, Mass., into our Boston, Mass., facility.  The consolidation is expected to be completed by the end of the first half of 2009.  The costs to close the Billerica facility and consolidate printing facilities are estimated to be approximately $31 million, principally consisting of severance costs of approximately $13 million, accelerated depreciation charges of approximately $10 million and moving costs of approximately $8 million.

As of March 29, 2009, total costs recorded to close the Billerica facility were approximately $24 million, of which approximately $4 million was recorded in 2008 (for accelerated depreciation) and approximately $20 million was recorded in the first quarter of 2009 (approximately $13 million in severance, approximately $4 million in accelerated depreciation and approximately $3 million in moving costs).  We expect to incur additional costs of approximately $7 million for moving costs and accelerated depreciation through the completion of the consolidation.

Capital expenditures to consolidate printing operations into one printing plant are estimated to be approximately $6 million, of which the majority is expected to be incurred in 2009.

Severance Costs

We recognized severance costs of $25.0 million in the first quarter of 2009 and $11.2 million in the first quarter of 2008.  In the first quarter of 2009, most of the costs were recognized at the New England Media Group, which is part of the News Media Group.  These costs are primarily recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.

2009 EXPECTATIONS

For 2009, we expect depreciation and amortization to be $140 to $150 million, which includes accelerated depreciation of approximately $5 million related to the consolidation of the Globe’s printing plants.  We updated our projected capital expenditures to be approximately $75 million, including about $20 million for the Globe’s plant consolidation and a systems project at the News Media Group.  In 2009, we expect to save more than $330 million in operating costs.

Quarterly interest expense for the remainder of the year is expected to be higher than it was in the first quarter of 2009 because the sale-leaseback occurred at the end of March.  For the year, we expect interest expense to be approximately $90 million.

The New England Media Group, which includes the Globe, the Worcester Telegram & Gazette and their Web sites, has been dramatically affected by secular and cyclical forces affecting the media industry.  We have responded by consolidating printing facilities, raising circulation prices and reducing headcount and have also recently engaged in extensive negotiations with the Globe’s unions on various cost-cutting measures.  These negotiations have been concluded and the proposed changes to the Globe’s union agreements will now be presented to union members for ratification.  In total, the annual savings from the proposed changes are expected to be approximately $20 million.  Before savings from changes to the union agreements or other cost-cutting initiatives or the effects of any revenue initiatives, we projected that 2009 operating losses at the Globe and Boston.com would be approximately $85 million.

We currently expect that our severance costs in 2009 will not exceed the amount we recorded in 2008, or approximately $81 million.  However, given the economic outlook, we will continue to evaluate additional cost-reduction opportunities, including further staff reductions.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008	% Change

Revenues
Advertising	$334,661	$458,339	(27.0)
Circulation	228,914	226,629	1.0
Other	45,447	62,887	(27.7)
Total revenues	609,022	747,855	(18.6)
Operating costs
Production costs:
Raw materials	55,930	59,076	(5.3)
Wages and benefits	145,461	169,907	(14.4)
Other	89,308	111,581	(20.0)
Total production costs	290,699	340,564	(14.6)
Selling, general and administrative costs	326,820	340,854	(4.1)
Depreciation and amortization	36,774	41,931	(12.3)
Total operating costs	654,293	723,349	(9.5)
Loss on abandoned leases	16,363	—	N/A
Impairment of assets	—	18,291	N/A
Operating (loss)/profit	(61,634)	6,215	*
Net income/(loss) from joint ventures	4,403	(1,793)	*
Interest expense, net	18,146	11,745	54.5
Loss from continuing operations before income taxes	(75,377)	(7,323)	*
Income tax benefit	(1,148)	(7,692)	(85.1)
(Loss)/income from continuing operations	(74,229)	369	*
Discontinued operations, net of income taxes – Broadcast Media Group	—	(600)	N/A
Net loss	(74,229)	(231)	*
Net income attributable to the noncontrolling interest	(239)	(104)	*
Net loss attributable to The New York Times Company common stockholders	$(74,468)	$(335)	*

* Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008	% Change
Revenues:
News Media Group	$582,182	$719,685	(19.1)
About Group	26,840	28,170	(4.7)
Total revenues	$609,022	$747,855	(18.6)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008	% Change
The New York Times Media Group
Advertising	$201,162	$276,700	(27.3)
Circulation	166,876	165,785	0.7
Other	28,153	43,281	(35.0)
Total	$396,191	$485,766	(18.4)

New England Media Group
Advertising	$55,694	$81,378	(31.6)
Circulation	38,140	37,675	1.2
Other	10,651	12,594	(15.4)
Total	$104,485	$131,647	(20.6)

Regional Media Group
Advertising	$52,367	$74,081	(29.3)
Circulation	23,898	23,169	3.1
Other	5,241	5,022	4.4
Total	$81,506	$102,272	(20.3)

Total News Media Group
Advertising	$309,223	$432,159	(28.4)
Circulation	228,914	226,629	1.0
Other	44,045	60,897	(27.7)
Total	$582,182	$719,685	(19.1)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements.  The effect of the global economic downturn, coupled with the secular changes affecting newspapers, resulted in significant declines in revenues in the first quarter of 2009.  Advertisers pulled back on print placements in all categories – national, retail and especially classified.  Total News Media Group advertising revenues decreased in the first quarter of 2009 primarily due to lower print and online volume.  Print advertising revenues, which represented approximately 86% of total advertising revenues for the News Media Group, declined 30.9% and online advertising revenues declined 8.0% in the first quarter of 2009, mainly driven by classified advertising declines.

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008	% Change
National	$169,078	$216,441	(21.9)
Retail	71,601	95,427	(25.0)
Classified	57,802	105,319	(45.1)
Other	10,742	14,972	(28.3)
Total	$309,223	$432,159	(28.4)

Below is a percentage breakdown of first quarter 2009 advertising revenues (print and online) by division.

		Retail	Classified					Other
	National	and Preprint	Help Wanted	Real Estate	Auto	Other	Total Classified	Advertising Revenue	Total
The New York Times
Media Group	74%	12%	3%	6%	1%	3%	13%	1%	100%
New England Media Group	33%	30%	5%	7%	9%	8%	29%	8%	100%
Regional Media Group	5%	59%	5%	10%	7%	8%	30%	6%	100%
Total News Media Group	55%	23%	4%	7%	4%	4%	19%	3%	100%

The New York Times Media Group

Total advertising revenues declined in the first quarter of 2009 compared with the first quarter of 2008 primarily due to lower print advertising, particularly in the national category, and lower online revenues, principally in classified advertising.

National advertising decreased in the first quarter of 2009 compared with the same period in 2008 mainly because of lower print advertising offset in part by higher online revenues.  National print advertising has been negatively affected by the slowdown in the economy, with significant categories such as studio entertainment, international fashion and live entertainment, experiencing declines.  Online national advertising continues to grow as a result of secular shifts to online alternatives.

Classified advertising decreased in the first quarter of 2009 compared with the same period in 2008 due to declines in all print and online categories.  The weakening economic conditions contributed to the declines in classified advertising, with print declines exacerbated by secular shifts to online alternatives, particularly in the real estate category.

Retail advertising declined in the first quarter of 2009 compared with the same period in 2008 because of lower volume in various print and online advertising categories.  Weakening economic conditions contributed to shifts in marketing strategies and budget cuts of major advertisers, which have negatively affected retail advertising.

New England Media Group

The New England Media Group continues to see significant advertising revenue declines as a result of secular changes, business consolidations and exits from the market.  Total advertising revenues declined in the first quarter of 2009 compared with the first quarter of 2008 primarily due to continued declines in print advertising revenue.  Online advertising also declined.

Retail, national and particularly classified advertising declined in the first quarter of 2009 compared with the same period in 2008, mainly due to lower volume in various print and online advertising categories.  Classified advertising declined as a result of declines in all print categories (mainly help-wanted, real estate and automotive).  The majority of the decline was in help-wanted due to softness in the job market.  In addition, weakening economic conditions contributed to the declines in classified advertising, with print declines exacerbated by secular shifts to online advertising.

Regional Media Group

Total advertising revenues declined in the first quarter of 2009 compared with the same period in 2008 mainly due to declines in all print categories, particularly in the classified areas (mainly real estate, help-wanted, and automotive), which were primarily driven by the downturn in the Florida and California housing markets and softening economic conditions.  About two-thirds of advertising revenues of the Regional Media Group came from newspapers in Florida and California.  In addition, in the first quarter of 2009 online classified and retail advertising decreased due to deteriorating market conditions.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the subscription and newsstand rates charged to customers.  Our newspapers have been executing a circulation strategy of reducing the amount of less profitable circulation and raising circulation prices.  As we execute this strategy, we are seeing circulation declines but have realized, and believe we will continue to realize, significant benefits in reduced costs and improved circulation profitability.

Circulation revenues in the first quarter of 2009 increased 1.0%, compared with the same period in 2008 mainly because of higher home-delivery and newsstand prices, offset in part by volume declines across the News Media Group and the impact of the closure of City & Suburban, which was closed in early January 2009 (see “Recent Developments – City & Suburban Closure” section for additional information).

Other Revenues

Other revenues decreased in the first quarter of 2009 compared with the first quarter of 2008 largely because of the closure of City & Suburban.

About Group

About Group revenues decreased in the first quarter of 2009 compared with the same period in 2008 as lower levels of display advertising were partially offset by higher cost-per-click advertising.  Online advertisers cut back on spending in response to worsening business conditions.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008	% Change
Operating costs
Production costs:
Raw materials	$55,930	$59,076	(5.3)
Wages and benefits	145,461	169,907	(14.4)
Other	89,308	111,581	(20.0)
Total production costs	290,699	340,564	(14.6)
Selling, general and administrative costs	326,820	340,854	(4.1)
Depreciation and amortization	36,774	41,931	(12.3)
Total operating costs	$654,293	$723,349	(9.5)

Production Costs

Production costs decreased in the first quarter of 2009 compared with the same period last year primarily as a result of our efforts to restructure our cost base.  Our staff reductions lowered compensation-related costs and benefits expense by approximately $24 million, and the closure of City & Suburban in January 2009 contributed approximately $10 million in cost savings in the first quarter of 2009.  Raw materials expense also declined, primarily driven by lower paper consumption, particularly in newsprint, which was offset by higher newsprint prices.  Newsprint prices began to increase in the fourth quarter of 2007 and continued to increase throughout 2008, reaching a peak in November 2008.  Due to market conditions, prices declined in the first quarter of 2009, and we believe that prices will continue to decrease until newsprint supply and demand are more in balance.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the first quarter of 2009 compared with the same period last year primarily as a result of savings from cost restructuring strategies.  In the first quarter of 2009, these efforts contributed approximately $17 million in cost savings for the closure of City & Suburban, approximately $7 million in promotion costs and $4 million in delivery costs, which were offset in part by an increase in severance costs of approximately $14 million.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008	% Change
Depreciation and amortization:
News Media Group	$33,992	$36,920	(7.9)
About Group	2,782	3,033	(8.3)
Corporate	—	1,978	N/A
Total depreciation and amortization	$36,774	$41,931	(12.3)

In the first quarter of 2009, the News Media Group’s depreciation and amortization declined primarily because there was no depreciation expense in the first quarter of 2009 for assets at the Edison, N.J., printing facility, which we closed in March 2008.  This decrease was partially offset by the accelerated depreciation expense for assets at the Billerica, Mass., printing facility, which we are in the process of consolidating with our Boston, Mass., facility.  The About Group’s depreciation and amortization declined in the first quarter of 2009 compared with the first quarter of 2008 mainly because certain assets reached the end of their amortization period after the first quarter of 2008.  Beginning in 2009, we began to allocate Corporate’s depreciation and amortization expense to our operating segments.  Therefore, Corporate will no longer recognize depreciation and amortization expense.

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008	% Change
Operating costs:
News Media Group	$620,111	$688,109	(9.9)
About Group	17,889	18,649	(4.1)
Corporate	16,293	16,591	(1.8)
Total operating costs	$654,293	$723,349	(9.5)

News Media Group

Operating costs decreased in the first quarter of 2009 compared with the same period last year primarily as a result of restructuring efforts.  The closure of City & Suburban in January 2009 contributed approximately $28 million in cost savings in the first quarter of 2009 and our staff reductions lowered compensation-related costs and benefit expense by approximately $26 million.  These reductions were partially offset by higher severance costs of approximately $13 million.

About Group

Operating costs for the About Group decreased in the first quarter of 2009 compared with the first quarter of 2008 primarily due to lower content costs ($0.5 million), mainly resulting from a reduction in guide compensation, and depreciation and amortization ($0.3 million).

Operating (Loss)/Profit

Consolidated operating (loss)/profit, by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008	% Change
Operating (loss)/profit:
News Media Group	$(54,292)	$13,285	*
About Group	8,951	9,521	(6.0)
Corporate	(16,293)	(16,591)	(1.8)
Total operating (loss)/profit	$(61,634)	$6,215	*

* Represents a decrease in excess of 100%.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating (loss)/profit are previously discussed under “Recent Developments – City & Suburban Closure,” “2009 Expectations,” “Revenues” and “Operating Costs.”

Non-Operating Items

Joint Ventures

Net income from joint ventures totaled $4.4 million in the first quarter of 2009 compared with a net loss from joint ventures of $1.8 million in the first quarter of 2008.  The improvement was mainly due to higher paper prices at the paper mills in which we have an investment.  In January 2009, we announced that we were exploring the sale of our ownership interest in NESV.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008
Interest expense	$18,986	$12,841
Capitalized interest	(729)	(1,056)
Interest income	(111)	(40)
Interest expense, net	$18,146	$11,745

Interest expense-net increased in the first quarter of 2009 compared with the comparable 2008 period primarily due to higher interest rates on our debt.

Income Taxes

In the first quarter of 2009, we had an income tax benefit of $1.1 million on a pre-tax loss of $75.4 million.  The tax benefit was unfavorably affected by significant losses at the New England Media Group, for which only a minimum state tax benefit was recognized due to a recent Massachusetts law change, and various nondeductible losses.  These items were partially offset by a $12 million favorable adjustment to reduce our reserve for uncertain tax positions due to the lapse of statutes of limitation.  In addition, the calculation of our quarterly tax provision by applying an estimated annual effective tax rate to quarterly results, which are impacted by seasonal variations, resulted in an unusual quarterly tax provision.

In the first quarter of 2008, we recognized an income tax benefit of $7.7 million on a pre-tax loss of $7.3 million.  The tax benefit was favorably affected by a $4.6 million adjustment to reduce our reserve for uncertain tax positions due to the lapse of statutes of limitation.

LIQUIDITY AND CAPITAL RESOURCES

In 2009 we expect our cash balance, cash provided from operations, and third-party financing, described below, to be sufficient to meet our cash obligations.

Required contributions for our qualified pension plans can have a significant impact on cash flows.   As a result of significant declines in the equity markets in 2008, the funded status of our qualified pension plans was adversely affected.  See Note 5 of the Notes to the Condensed Consolidated Financial Statements for information regarding our pension funding.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 29, 2009	March 30, 2008
Operating Activities	$17,417	$34,982
Investing Activities	$(22,217)	$(70,252)
Financing Activities	$(18,999)	$29,950

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions.  Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

In the first quarter of 2009, net cash provided by operating activities decreased primarily driven by a decline in advertising revenues in 2009.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business.  Cash used in investing activities generally includes payments for acquisitions of new businesses, equity investments and capital projects.

In the first quarter of 2009, net cash used in investing activities decreased mainly due to higher capital expenditures in 2008 related to the consolidation of our New York area printing operations into our facility in College Point, N.Y.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements and the issuance of long-term debt.  Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt and the payment of dividends in 2008.

In the first quarter of 2009, net cash used in financing activities consisted mainly of the amount placed in escrow in connection with the redemption of our notes due March 15, 2010, repayments under our revolving credit agreement and the repurchase of medium-term notes, partially offset by debt incurred under the sale-leaseback financing and the issuance of senior unsecured notes (see discussions under “Recent Developments” section above).  In the first quarter of 2008, net cash provided consisted mainly of borrowings under our revolving credit agreements partially offset by repayments of commercial paper and payment of dividends to our stockholders.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We currently rely on a $400.0 million credit agreement maturing in June 2011 (see below) to supplement our cash flows from operations.

Our total debt was $1.3 billion as of March 29, 2009, which includes approximately $250 million of notes redeemed effective April 8, 2009, as well as debt incurred under our sale-leaseback financing and the issuance of senior unsecured notes (see discussions under “Recent Developments” section above).

The table below details the maturities and carrying value of our debt as of March 29, 2009.

(In thousands) Year	Amount
2009	$294,500
2011	220,000
2012	75,000
2015	500,000
2019	250,000
Total	$1,339,500
Unamortized amounts	(65,403)
Carrying value as of March 29, 2009	$1,274,097

Included in 2009 maturities is $250.0 million of notes redeemed effective April 8, 2009, and included in 2011 maturities is $220.0 million outstanding as of March 29, 2009 under our revolving credit facility.

Ratings

In April 2009, Standard & Poor’s lowered its rating on our senior unsecured debt to B+ from BB- and placed its rating on negative watch, citing the grim outlook for advertising revenues.  In April 2009, Moody’s Investors Service downgraded our senior unsecured debt rating to B1 from Ba3 with a negative outlook, citing the expected continued pressure on revenues and operating cash flow as a result of lower newspaper advertising.

We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect a material increase in our current borrowing costs as a result of these ratings actions.  However, we expect that any future long-term borrowings or the extension or replacement of our revolving credit facility will reflect the impact of our below investment-grade ratings, increasing our borrowing costs, limiting our financing options, including limiting our access to the unsecured borrowing market, and subjecting us to more restrictive covenants appropriate for non-investment grade issuers.  Additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce our borrowing flexibility in the future.

Revolving Credit Agreements

Our $400.0 million credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit.  We also have a $400.0 million credit agreement expiring in May 2009, under which we had no borrowings as of March 29, 2009.  We do not intend to renew this facility as we believe the amounts available under the $400.0 million credit facility expiring in June 2011, in combination with other financing sources, will be sufficient to meet our financing needs through the expiration of that credit facility.

Any borrowings under the revolving credit agreement bear interest at specified margins based on our credit rating, over various floating rates selected by us.  The amount available under our revolving credit agreement expiring in June 2011, after borrowings and outstanding letters of credit, was approximately $113 million as of March 29, 2009.

Each revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreements, does not include accumulated other comprehensive loss and excludes the impact of certain one-time charges, including non-cash impairment charges.  The required levels of stockholders’ equity (as defined by the agreements) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003 for which net income is positive.  As of March 29, 2009, the amount of stockholders’ equity in excess of the required levels was approximately $568 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) 132(R)-1.  FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009.  The adoption of FSP 132(R)-1 will result in an enhancement of our disclosures for our qualified pension plans, but will not have a material impact on our financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 28, 2008.  As of March 29, 2009, our critical accounting policies have not changed materially from December 28, 2008.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Other than long-term debt transactions in the first quarter of 2009, as of March 29, 2009, there have been no material changes to our contractual obligations and off-balance sheet arrangements, which are detailed in our Annual Report on Form 10-K for the year ended December 28, 2008.  The following table provides an update as of March 29, 2009 of the long-term debt contractual obligations presented in our Annual Report on Form 10-K for the year ended December 28, 2008.

	Payment due in
(In millions)	Total	2009	2010-2011	2012-2013	Later Years
Long-term debt(1)	$1,698	$376	$151	$225	$946

(1) Includes estimated interest payments on long-term debt and $250 million aggregate principal amount of our 4.5% notes due March 15, 2010, which were redeemed effective April 8, 2009.  Excludes borrowings under our revolving credit facility of $220.0 million as of March 29, 2009.  These amounts will be paid in 2009.  See Notes 3 and 11 of the Notes to the Consolidated Financial Statements for additional information related to our borrowings under our revolving credit facility, long-term debt and redemption of our notes.

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

By their nature, forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated in any forward-looking statements.  Such factors include those described in our Annual Report on Form 10-K for the year ended December 28, 2008, as well as other risks and factors identified from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 28, 2008, details our disclosures about market risk.  As of March 29, 2009, there were no material changes in our market risks from December 28, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 29, 2009.  Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2009, we implemented a new system for advertising revenue and billing using SAP applications at The Times.  This is part of a program to migrate our legacy advertising systems to a common SAP platform at certain of our properties.  The implementation resulted in changes to our internal control over financial reporting in order to account for modifications to our business and accounting procedures relating to advertising and billing processes.  We believe we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting around advertising and billing during this transition.

There were no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On March 11, 2009, we issued 159 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares.  The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities(1)

	(a)	(b)	(c)	(d)
Period	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
December 29, 2008 – February 1, 2009	463	$7.02	—	$91,386,000
February 2, 2009 – March 1, 2009	5,271	$4.32	—	$91,386,000
March 2, 2009 – March 29, 2009	—	—	—	$91,386,000
Total for the first quarter of 2009(2)	5,734	$4.54	—	$91,386,000

(1) On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million.  During the first quarter of 2009, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program.  As of May 1, 2009, we had authorization from the Board to repurchase an amount of up to approximately $91 million of our Class A Common Stock.  The Board has authorized us to purchase shares from time to time as market conditions permit.  There is no expiration date with respect to this authorization.

(2) Consists of 5,734 shares (463 shares in fiscal January and 5,271 shares in fiscal February) withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 1991 Executive Stock Incentive Plan.  The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: May 7, 2009	/s/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended March 29, 2009

Exhibit No.

10.1	Amendment No. 2 to the Company’s Supplemental Executive Retirement Plan, amended effective January 1, 2009.
10.2

Securities Purchase Agreement, dated January 19, 2009, among the Company, Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple Grupo Financiero Inbursa (including forms of notes, warrants and registration rights agreement) (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2009, and incorporated by reference herein).

10.3	Form of Preemptive Rights Certificate (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2009, and incorporated by reference herein).
10.4

Form of Preemptive Rights Warrant Agreement between the Company and Mellon Investor Services LLC (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2009, and incorporated by reference herein).

10.5

Agreement of Purchase and Sale, dated as of March 6, 2009, between NYT Real Estate Company LLC, as seller, and 620 Eighth NYT (NY) Limited Partnership, as buyer (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

10.6

Lease Agreement, dated as of March 6, 2009, between 620 Eighth NYT (NY) Limited Partnership, as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

10.7

Third Amendment to Agreement of Sublease (NYT), dated as of March 6, 2009, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

10.8

Fourth Amendment to Agreement of Sublease (NYT), dated as of March 6, 2009, between 42nd St. Development Project, Inc., as landlord, and 620 Eighth NYT (NY) Limited Partnership, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

10.9

Agreement of Sublease (NYT-2), dated as of March 6, 2009, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

10.10

First Amendment to Agreement of Sublease (NYT-2), dated as of March 6, 2009, between 42nd St. Development Project, Inc., as landlord, and NYT Building Leasing Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

12	Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.