Form 10-Q
period 2009-06-28
NEW YORK TIMES CO
filed 2009-08-06
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Number of shares of each class of the registrant’s common stock outstanding as of July 31, 2009 (exclusive of treasury shares):

Class A Common Stock	143,663,251 shares
Class B Common Stock	825,475 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(13 weeks)		(26 weeks)
Revenues
Advertising	$317,267	$454,377	$651,928	$912,716
Circulation	227,476	224,168	456,390	450,797
Other	39,742	63,360	85,189	126,247

Total revenues	584,485	741,905	1,193,507	1,489,760
Operating costs
Production costs:
Raw materials	42,518	60,285	98,448	119,361
Wages and benefits	130,491	155,605	275,952	325,512
Other	81,135	108,509	170,443	220,090

Total production costs	254,144	324,399	544,843	664,963
Selling, general and administrative costs	272,586	344,609	599,406	685,463
Depreciation and amortization	34,424	32,642	71,198	74,573

Total operating costs	561,154	701,650	1,215,447	1,424,999
Loss on leases	—	—	16,363	—
Impairment of assets	—	—	—	18,291

Operating profit/(loss)	23,331	40,255	(38,303)	46,470
Net income from joint ventures	8,434	10,165	12,837	8,372
Interest expense, net	21,656	12,104	39,802	23,849
Premium on debt redemption	9,250	—	9,250	—

Income/(loss) from continuing operations before income taxes	859	38,316	(74,518)	30,993
Income tax (benefit)/expense	(38,265)	17,251	(39,413)	9,559

Income/(loss) from continuing operations	39,124	21,065	(35,105)	21,434
Discontinued operations, net of income taxes-Broadcast Media Group	—	289	—	(311)

Net income/(loss)	39,124	21,354	(35,105)	21,123
Net income attributable to the noncontrolling interest	(60)	(213)	(299)	(317)

Net income/(loss) attributable to The New York Times Company common stockholders	$39,064	$21,141	$(35,404)	$20,806

Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$39,064	$20,852	$(35,404)	$21,117
Income/(loss) from discontinued operations	—	289	—	(311)

Net income/(loss)	$39,064	$21,141	$(35,404)	$20,806

Average number of common shares outstanding
Basic	143,981	143,776	143,944	143,768
Diluted	144,626	144,037	143,944	144,051

Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.27	$0.15	$(0.25)	$0.15
Income/(loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income/(loss)	$0.27	$0.15	$(0.25)	$0.15

Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.27	$0.15	$(0.25)	$0.15
Income/(loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income/(loss)	$0.27	$0.15	$(0.25)	$0.15

Dividends per share	$0.00	$0.23	$0.00	$0.46

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 28, 2009	December 28, 2008
	(Unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$37,316	$56,784
Accounts receivable-net	281,124	403,830
Inventories:
Newsprint and magazine paper	23,277	19,565
Other inventory	6,383	5,265

Total inventories	29,660	24,830
Deferred income taxes	51,732	51,732
Other current assets	110,826	87,024

Total current assets	510,658	624,200

Other Assets
Investment in joint ventures	124,203	112,596
Property, plant and equipment (less accumulated depreciation and amortization of $972,503 in 2009 and $938,430 in 2008)	1,304,926	1,353,619
Intangible assets acquired:
Goodwill	654,470	661,201
Other intangible assets acquired	47,257	51,407

Total intangible assets acquired	701,727	712,608
Deferred income taxes	374,766	377,237
Miscellaneous assets	194,071	221,420

TOTAL ASSETS	$3,210,351	$3,401,680

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 28, 2009	December 28, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Borrowings under revolving credit agreements	$200,000	$380,000
Accounts payable	119,093	174,858
Accrued payroll and other related liabilities	84,139	104,183
Accrued expenses	161,594	194,703
Unexpired subscriptions	77,882	80,523
Current portion of long-term debt and capital lease obligations	44,505	98,969

Total current liabilities	687,213	1,033,236

Other Liabilities

Long-term debt	761,632	573,760
Capital lease obligations	6,648	6,646
Pension benefits obligation	856,767	855,667
Postretirement benefits obligation	148,258	149,727
Other	246,267	275,615

Total other liabilities	2,019,572	1,861,415

Stockholders’ Equity

Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2009 – 148,217,221; 2008 – 148,057,158 (including treasury shares: 2009 –5,052,274; 2008 – 5,078,581)	14,822	14,806
Class B – convertible – authorized and issued shares: 2009 – 825,475; 2008 – 825,634	83	83
Additional paid-in-capital	50,032	22,149
Retained earnings	963,295	998,699
Common stock held in treasury, at cost	(159,359)	(159,679)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	14,440	14,493
Funded status of benefit plans	(383,112)	(386,588)

Total accumulated other comprehensive loss, net of income taxes	(368,672)	(372,095)

Total The New York Times Company stockholders’ equity	500,201	503,963

Noncontrolling interest	3,365	3,066

Total stockholders’ equity	503,566	507,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,210,351	$3,401,680

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 28, 2009	June 29, 2008
	(26 weeks)
OPERATING ACTIVITIES
Net (loss)/income	$(35,105)	$21,123
Adjustment to reconcile net loss to net cash provided by operating activities:
Premium on debt redemption	9,250	—
Impairment of assets	—	18,291
Depreciation and amortization	71,198	74,573
Stock-based compensation	6,876	10,920
Undistributed earnings of affiliates	(10,062)	(3,120)
Long-term retirement benefit obligations	13,193	(2,079)
Other-net	15,691	(1,940)

Changes in operating assets and liabilities, net of acquisitions/dispositions:
Account receivables, net	114,023	84,546
Inventories	(5,033)	(2,294)
Other current assets	1,819	(6,187)
Accounts payable and other liabilities	(127,457)	(94,625)
Unexpired subscriptions	(2,009)	751

Net cash provided by operating activities	52,384	99,959

INVESTING ACTIVITIES
Capital expenditures	(39,185)	(103,917)
Proceeds from sale of assets	18,447	—
Loan issuance	(13,000)	—
Acquisitions, net of cash acquired of $2,353 in 2008	—	(5,197)
Other investing payments–net	(680)	(2,159)

Net cash used in investing activities	(34,418)	(111,273)

FINANCING ACTIVITIES
Commercial paper repayments-net	—	(108,241)
(Repayments)/borrowings under revolving credit agreements-net	(180,000)	175,000
Long-term obligations:
Proceeds from sale-leaseback financing	213,599	—
Proceeds from issuance of senior unsecured notes	221,322	—
Redemption of long-term debt	(259,513)	—
Repayments	(54,428)	(30)
Proceeds from sale of warrants	20,529	—
Capital shares:
Issuances	86	—
Repurchases	(36)	(17)
Dividends paid to stockholders	—	(66,573)

Net cash (used in)/provided by financing activities	(38,441)	139

Decrease in cash and cash equivalents	(20,475)	(11,175)
Effect of exchange rate changes on cash and cash equivalents	1,007	1,342
Cash and cash equivalents at the beginning of the year	56,784	51,532

Cash and cash equivalents at the end of the quarter	$37,316	$41,699

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 28, 2009, and December 28, 2008, and the results of operations and cash flows of the Company for the periods ended June 28, 2009, and June 29, 2008. All adjustments and reclassifications necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. For comparability, certain prior year amounts have been reclassified to conform with the current period presentation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008. Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the six-month periods.

As of June 28, 2009, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008, have not changed materially.

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”) in the first quarter of 2009. Changes in accounting for noncontrolling (minority) interests pursuant to FAS 160 include, among others, the classification of noncontrolling interest as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations. The Company’s Condensed Consolidated Financial Statements include the new presentation for noncontrolling (minority) interests in accordance with FAS 160.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends the consolidation guidance applicable to variable interest entities and will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). FAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is currently evaluating the impact of adopting FAS 167 on its financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1. FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP 132(R)-1 will result in an enhancement of the Company’s disclosures for its qualified pension plans, but will not have a material impact on its financial statements.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED

Goodwill is the excess of cost over the fair market value of tangible and other intangible assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist.

Other intangible assets acquired consist primarily of trade names on various acquired properties, customer lists and other assets. Other intangible assets acquired that have indefinite lives (primarily trade names) are not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer lists and other assets) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.

The Company performs its annual impairment testing in the fourth quarter of its fiscal year. However, due to certain impairment indicators, including lower-than-expected operating results, the Company performed an interim impairment test in the first quarter of 2009 at the Regional Media Group, which is part of the News Media Group reportable segment. The interim test did not result in an impairment because it was concluded that the fair value of the Regional Media Group was greater than its carrying value, although the excess was minimal. There were no impairment indicators in the second quarter of 2009. The Regional Media Group includes approximately $152 million of goodwill as of June 28, 2009. Given that the excess of fair value over the carrying value was minimal in the first quarter test, the Company will continue to monitor the Regional Media Group for potential impairment.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 28, 2008	$291,223	$369,978	$661,201
Sale of TimesDaily (Note 6)	(6,889)	—	(6,889)
Foreign currency translation adjustments	158	—	158

Balance as of June 28, 2009	$284,492	$369,978	$654,470

Other intangible assets acquired were as follows:

	June 28, 2009			December 28, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Customer lists	$28,345	$(18,326)	$10,019	$28,346	$(17,228)	$11,118
Other	62,207	(39,080)	23,127	62,210	(36,032)	26,178

Total	90,552	(57,406)	33,146	90,556	(53,260)	37,296

Unamortized other intangible assets:
Trade names	14,111	—	14,111	14,111	—	14,111

Total	14,111	—	14,111	14,111	—	14,111

Total other intangible assets acquired	$104,663	$(57,406)	$47,257	$104,667	$(53,260)	$51,407

As of June 28, 2009, the remaining weighted-average amortization period was seven years for customer lists and six years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was $4.1 million in the first six months of 2009 and is expected to be $8.2 million for the fiscal year 2009. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2010	$8,100
2011	7,700
2012	5,300
2013	2,100
2014	1,100

NOTE 3. DEBT OBLIGATIONS

The Company’s total debt was approximately $1.0 billion as of June 28, 2009. This included debt incurred under its sale-leaseback financing and the issuance of senior unsecured notes (see discussions below for additional information on these transactions), borrowings under a revolving credit agreement and capital lease obligations.

The table below details the maturities and carrying value of the Company’s debt, excluding capital lease obligations, as of June 28, 2009.

(In thousands)
Year	Amount
2009 6.95% medium-term notes	$44,500
2011 Amount outstanding under revolving credit facility	200,000
2012 4.61% medium-term notes	75,000
2015 5.0% notes and 14.053% notes	500,000
2019 Option to repurchase ownership interest in headquarters building	250,000

Total	$1,069,500
Unamortized amounts	(63,385)

Carrying value as of June 28, 2009	$1,006,115

Based on recent market prices and debt with similar terms and average maturities, the fair value of the Company’s debt was approximately $991 million as of June 28, 2009.

Redemption of Debt

On April 8, 2009, the Company settled the redemption of all $250.0 million outstanding aggregate principal amount of its 4.5% notes due March 15, 2010, that had been called for redemption on March 9, 2009. The redemption price of approximately $260 million included a $9.3 million premium and was computed under the terms of the notes as the present value of the scheduled payments of principal and unpaid interest, plus accrued interest to the redemption settlement date.

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

The transaction is accounted for as a financing transaction. As such, the Company will continue to depreciate the Condo Interest and account for the rental payments as interest expense. The difference between the purchase option price of $250.0 million and the net sale proceeds of approximately $214 million, or approximately $36 million, will be amortized over a 10-year period through interest expense. The effective interest rate on this transaction was approximately 13%. The net proceeds are included in “Long-term debt” in the Company’s Condensed Consolidated Balance Sheet as of June 28, 2009.

Medium-Term Notes

In February 2009, the Company repurchased all $49.5 million aggregate principal amount of its 10-year 7.125% Series I medium-term notes, maturing November 2009, for $49.4 million, or 99.875% of par (including commission).

In February and March 2009, the Company repurchased a total of $5.0 million aggregate principal amount of its 10-year 6.950% medium-term notes, maturing November 2009. The remaining aggregate principal amount of these medium-term notes was $44.5 million, which is included in “Current portion of long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheet as of June 28, 2009.

Senior Unsecured Notes

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

The Company received proceeds of approximately $242 million (purchase price of $250.0 million, net of a $4.5 million investor funding fee and transaction costs), of which approximately $221 million was allocated to the notes and included in “Long-term debt” and approximately $21 million was allocated to the warrants and included in “Additional paid-in-capital” in the Company’s Condensed Consolidated Balance Sheet as of June 28, 2009. The difference between the purchase price of $250.0 million and the $221 million allocated to the notes, or approximately $29 million, will be amortized over a six-year period through interest expense. The effective interest rate on this transaction was approximately 17%.

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

•

create or incur liens with respect to any of its properties (subject to exceptions for customary permitted liens and liens securing debt in an amount less than 25% of adjusted stockholders’ equity, based on a formula set forth in the securities purchase agreement, which does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges, minus the amount of guarantees of third-party debt); or

•

transfer or sell assets, except for transfers or sales in the ordinary course of business, unless within 360 days of any such transfer or sale of assets, the Company uses the net proceeds of such transfer or sale to repay outstanding senior debt or invest in a similar business, acquire properties or make capital expenditures. Any net proceeds from a transfer or asset sale not invested as described above will be deemed “excess proceeds.” When the amount of the “excess proceeds” exceeds $10 million, the Company will be required to make an offer to all holders of the senior unsecured notes to purchase the maximum aggregate principal amount of the senior unsecured notes that may be purchased with the “excess proceeds” at an offer price equal to 100% of such outstanding principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any.

The Company was in compliance with these covenants as of June 28, 2009.

Revolving Credit Agreements

The Company’s $400.0 million credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. The Company had a second $400.0 million credit agreement that expired in May 2009. The Company did not renew this facility as management believes the amounts available under the $400.0 million credit facility expiring in June 2011, in combination with other financing sources, will be sufficient to meet its financing needs through the expiration of that credit facility.

Any borrowings under the revolving credit agreement bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company. The amount available under the Company’s revolving credit agreement expiring in June 2011, after borrowings and outstanding letters of credit, was approximately $133 million as of June 28, 2009.

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement, does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required levels of stockholders’ equity (as defined by the agreement) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, for which net income is positive. As of June 28, 2009, the amount of stockholders’ equity in excess of the required levels was approximately $609 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Interest expense	$22,336	$12,568	$41,322	$25,409
Capitalized interest	(360)	(406)	(1,089)	(1,462)
Interest income	(320)	(58)	(431)	(98)

Interest expense, net	$21,656	$12,104	$39,802	$23,849

NOTE 4. INCOME TAXES

The Company has previously recorded its income tax provision or benefit in interim periods based on an estimated annual effective tax rate. However, in the second quarter and first six months of 2009, the Company used the discrete period method to calculate taxes because minor changes in the Company’s estimated pre-tax results cause significant variability in the estimated annual effective tax rate and therefore, such an estimate is not reliable. Under the discrete period method, the Company calculated taxes based upon actual results as if the interim period were an annual period. This method produced the best estimate of the Company’s tax provision for the first six months of 2009.

In the second quarter of 2009, the Company had an income tax benefit of $38.3 million on pre-tax income of $0.9 million, including the recognition of a $37.7 million tax benefit from applying the discrete period method on the first quarter of 2009 pre-tax loss. The effective tax rate for the first half of 2009 was 52.9%, primarily because of a $19.2 million favorable adjustment to reduce the Company’s reserve for uncertain tax positions because statutes of limitation lapsed.

The Company’s effective tax rate was 45.0% in the second quarter of 2008 and 30.8% in the first six months of 2008. In the first quarter of 2008, the Company recognized a $4.6 million adjustment to reduce its reserve for uncertain tax positions, which reduced the effective income tax rate.

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

The components of net periodic pension cost of all Company-sponsored plans and The New York Times Newspaper Guild pension plan were as follows:

	For the Quarters Ended
	June 28, 2009			June 29, 2008
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$8,108	$318	$8,426	$10,110	$710	$10,820
Interest cost	25,723	3,606	29,329	25,078	3,463	28,541
Expected return on plan assets	(28,601)	—	(28,601)	(31,915)	—	(31,915)
Amortization of prior service (credit)/cost	(1,437)	112	(1,325)	362	17	379
Recognized actuarial loss	5,745	1,128	6,873	729	1,238	1,967
Curtailment loss	—	196	196	—	—	—

Net periodic pension cost	$9,538	$5,360	$14,898	$4,364	$5,428	$9,792

	For the Six Months Ended
	June 28, 2009			June 29, 2008
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$16,216	$647	$16,863	$20,220	$1,420	$21,640
Interest cost	51,495	7,227	58,722	50,156	6,926	57,082
Expected return on plan assets	(57,202)	—	(57,202)	(63,830)	—	(63,830)
Amortization of prior service (credit)/cost	(2,874)	225	(2,649)	724	34	758
Recognized actuarial loss	11,490	2,272	13,762	1,458	2,476	3,934
Curtailment loss	—	196	196	—	—	—

Net periodic pension cost	$19,125	$10,567	$29,692	$8,728	$10,856	$19,584

In the second quarter of 2009, various union agreements covering employees of The Boston Globe (the “Globe”) were amended. The amendments to two union agreements included the elimination of certain non-qualified retirement benefits, which resulted in a curtailment. In connection with the curtailment, the Company remeasured the projected benefit obligation, resulting in a decrease in the pension liability and an increase in comprehensive income (before taxes) of approximately $5 million.

In 2009, the Company will make contractual funding contributions of approximately $16 million (approximately $8 million was made in the first six months of 2009) in connection with The New York Times Newspaper Guild pension plan. However, the Company is not required to make contributions to its other pension plans in 2009, due to funding credits accrued from contributions in prior years.

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

In its Annual Report on Form 10-K for the year ended December 28, 2008, the Company disclosed an estimated underfunded pension obligation for funding purposes of $535 million, with required contributions beginning in 2010. As of its January 1, 2009 valuation date, with the application of an alternative discount rate permitted by the guidance mentioned above, the Company now estimates its underfunded pension obligation for funding purposes to be approximately $300 million. However, this estimate is materially affected by the valuation date used and the applicable assumptions as of such date, including the discount rate. The Company believes a significant portion, if not all, of the 2010 required contributions will be offset with additional carryover credits, and therefore the timing of required contributions could be delayed until 2011. The Company may still elect to make contributions to the pension plans in 2010 based on market and other factors, but does not plan to do so in 2009.

Postretirement Benefits

The Company provides health and life insurance benefits to retired employees and their eligible dependents, who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. The Company no longer provides post-age 65 retiree medical benefits for employees who retire on or after March 1, 2009. The Company also covers postretirement benefits to certain union employees. The Company’s policy is to pay its portion of insurance premiums and claims from Company assets.

The Company accrues the costs of postretirement benefits during the employees’ active years of service.

The components of net periodic postretirement benefit (credit)/cost were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Service cost	$388	$881	$776	$1,762
Interest cost	2,589	3,514	5,178	7,028
Amortization of prior service credit	(3,726)	(2,908)	(7,452)	(5,816)
Recognized actuarial loss	503	1,041	1,006	2,082

Net periodic postretirement (credit)/cost	$(246)	$2,528	$(492)	$5,056

NOTE 6. OTHER

Loan Issuance

In April 2009, the Company made a one-year secured term loan of approximately $13 million to a third party that provides home-delivery services for The Times and the Globe and circulation customer services for The Times. The Company had previously guaranteed the payments under the circulation service provider’s credit facility for approximately $20 million to enable it to obtain more favorable financing terms (see Note 10). However, the credit facility, which expired in April 2009, and the Company’s guarantee were replaced by the Company loan. The circulation service provider has agreed to pay the Company interest at an annual rate of 13% and has granted a security interest in all of its assets to secure the payment of the loan.

Sale of TimesDaily

On March 31, 2009, the Company sold the TimesDaily, a daily newspaper located in Florence, Ala., for $11.5 million. The Company recorded a gain on the sale of $0.3 million in the second quarter of 2009.

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

As of June 28, 2009, total costs recorded to close City & Suburban were approximately $59 million, of which approximately $26 million was recorded in the first six months of 2009 and approximately $33 million was recorded in 2008 (principally consisting of $29 million in severance costs). In the first six months of 2009, the costs included a $16.4 million estimated loss for the present value of remaining rental payments under leases, for property previously occupied by City & Suburban, in excess of estimated rental income under potential subleases, recorded in the first quarter of 2009, and a $6.6 million estimated charge for a pension withdrawal obligation under a multi-employer pension plan recorded in the second quarter of 2009. While the majority of costs to close City & Suburban have been recognized as of June 28, 2009, the loss on abandoned leases may be adjusted as the Company enters into subleases or other transactions to utilize or exit the vacant properties, and the pension charge may be adjusted when the Company receives a final assessment regarding the actual pension withdrawal obligation to be paid.

Plant Closing – Billerica, Mass.

In the second quarter of 2009, the Company completed the consolidation of the Globe’s printing facility in Billerica, Mass., into its Boston, Mass., facility. The costs to close the Billerica facility and consolidate printing facilities are estimated to be approximately $30 million.

As of June 28, 2009, total costs recorded to close the Billerica facility were approximately $29 million, of which approximately $25 million was recorded in the first half of 2009 (approximately $13 million in severance, approximately $6 million in accelerated depreciation and approximately $6 million in moving costs) and approximately $4 million was recorded in 2008 (for accelerated depreciation). Additional moving costs of approximately $1 million are expected to be incurred in the second half of 2009.

Capital expenditures to consolidate printing operations into one printing plant were approximately $4 million, of which the majority was incurred in the first half of 2009.

Severance Costs

The Company recognized severance costs of $1.7 million in the second quarter of 2009 and $26.7 million in the first six months of 2009. In the second quarter and first six months of 2008, the Company recognized severance costs of $27.6 million and $38.8 million, respectively. In the first six months of 2009, most of the costs were recognized at the New England Media Group, which is part of the News Media Group, primarily as part of the consolidation of the Globe’s printing facility in Billerica, Mass, into its Boston, Mass., facility. These costs are primarily recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Operations. As of June 28, 2009, the Company had a severance liability of approximately $19 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

Impairment of Assets

In the first quarter of 2008, the Company recorded a non-cash charge of $18.3 million for the write-down of assets for a systems project at the News Media Group. The Company reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

NOTE 7. EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands, except per share data)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Basic earnings/(loss) per share computation attributable to The New York Times Company common stockholders:
Numerator
Income/(loss) from continuing operations	$39,064	$20,852	$(35,404)	$21,117
Income/(loss) from discontinued operations	—	289	—	(311)

Net income/(loss)	$39,064	$21,141	$(35,404)	$20,806

Denominator
Average number of common shares outstanding	143,981	143,776	143,944	143,768
Income/(loss) from continuing operations	$0.27	$0.15	$(0.25)	$0.15
Income/(loss) from discontinued operations	0.00	0.00	0.00	0.00

Basic earnings/(loss) per share	$0.27	$0.15	$(0.25)	$0.15

Diluted earnings/(loss) per share computation attributable to The New York Times Company common stockholders:
Numerator
Income/(loss) from continuing operations	$39,064	$20,852	$(35,404)	$21,117
Income/(loss) from discontinued operations	—	289	—	(311)

Net income/(loss)	$39,064	$21,141	$(35,404)	$20,806

Denominator
Average number of common shares outstanding	143,981	143,776	143,944	143,768
Incremental shares for assumed exercise of securities	645	261	—	283

Total shares	144,626	144,037	143,944	144,051

Income/(loss) from continuing operations	$0.27	$0.15	$(0.25)	$0.15
Income/(loss) from discontinued operations	0.00	0.00	0.00	0.00

Diluted earnings/(loss) per share	$0.27	$0.15	$(0.25)	$0.15

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. The Company’s stock options could be dilutive and have a significant impact on diluted shares.

In the first six months of 2009, potential common shares were not included in diluted shares because the loss from continuing operations made them anti-dilutive. Therefore, the amount of basic and diluted shares was the same.

The number of stock options that were excluded from the computation of diluted earnings per share because they were anti-dilutive due to a loss from continuing operations or because their exercise price exceeded the market value of the Company’s common stock was approximately 29 million for the second quarter of 2009 and approximately 31 million for the first six months of 2009 with exercise prices ranging from

$3.63 to $48.54. Approximately 32 million stock options in the second quarter of 2008 and approximately 31 million stock options in the first six months of 2008 with exercise prices ranging from $19.88 to $48.54 were excluded from the computation.

NOTE 8. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income/(loss)	$39,124	$21,354	$(35,105)	$21,123
Foreign currency translation adjustments	6,699	206	(350)	8,667
Adjustments to pension benefits obligation	5,057	—	5,057	—
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	2,326	479	1,169	958
Income tax expense	(5,696)	(279)	(2,455)	(4,456)

Comprehensive income/(loss)	47,510	21,760	(31,684)	26,292
Comprehensive income attributable to the noncontrolling interest	(60)	(213)	(299)	(317)

Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$47,450	$21,547	$(31,983)	$25,975

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $275 million as of June 28, 2009, and $278 million as of December 28, 2008.

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

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.about.com).

The Company’s Statements of Operations by reportable segment and Corporate were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

REVENUES
News Media Group	$557,340	$713,293	$1,139,522	$1,432,978
About Group	27,145	28,612	53,985	56,782

Total	$584,485	$741,905	$1,193,507	$1,489,760

OPERATING PROFIT/(LOSS)

News Media Group(1)	$20,883	$44,472	$(33,409)	$57,757
About Group	10,230	9,116	19,181	18,637
Corporate	(7,782)	(13,333)	(24,075)	(29,924)

Total	$23,331	$40,255	$(38,303)	$46,470
Net income from joint ventures	8,434	10,165	12,837	8,372
Interest expense, net	21,656	12,104	39,802	23,849
Premium on debt redemption	9,250	—	9,250	—

Income/(loss) from continuing operations before income taxes	859	38,316	(74,518)	30,993
Income tax (benefit)/expense	(38,265)	17,251	(39,413)	9,559

Income/(loss) from continuing operations	39,124	21,065	(35,105)	21,434
Discontinued operations, net of income taxes-Broadcast Media Group	—	289	—	(311)
Net income/(loss)	39,124	21,354	(35,105)	21,123

Net income attributable to the noncontrolling interest	(60)	(213)	(299)	(317)

Net income/(loss) attributable to The New York Times Company common stockholders	$39,064	$21,141	$(35,404)	$20,806

(1)	In the first quarter of 2009, the Company recorded an estimated loss on abandoned leases of $16.4 million at City & Suburban. In the first quarter of 2008, a non-cash charge of $18.3 million was recorded for the write-down of assets for a systems project.

NOTE 10. CONTINGENT LIABILITIES

Pension Withdrawal Obligation

In the second quarter of 2009, employees of the Globe represented by various unions ratified amendments to their collective bargaining agreements that allow the Company to cease contributions to, and thus withdraw from, various multi-employer pension plans. These withdrawals are expected to result in withdrawal obligations to these respective plans for the Company’s proportionate share of any unfunded vested benefits. While a liability with respect to these various plans is likely, an estimate cannot be determined at this time, and therefore no amount has been recorded as of June 28, 2009. The Company will recognize a pension withdrawal obligation for each plan in the period in which an estimate is calculable. While the period over which the payment of these liabilities would be made has not yet been determined, a withdrawal liability is generally paid over a period of time that could extend up to 20 years (or beyond in the case of a mass withdrawal).

Third-Party Guarantees

In April 2009, the Company’s guarantee for payments under a third-party circulation service provider’s credit facility expired (see Note 6). As of June 28, 2009, the Company had additional outstanding guarantees on behalf of this third-party circulation service provider, as well as on behalf of two third parties that provide printing and distribution services for The Times’s national edition. The guarantees were for payments under property and equipment leases, and for certain debt and costs related to any default. The total amount of the guarantees was approximately $5 million as of June 28, 2009. In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of June 28, 2009 and December 28, 2008.

Other

The Company also had letters of credit of approximately $67 million as of June 28, 2009, primarily to satisfy requirements by insurance companies, to provide support for the Company’s workers’ compensation liability and to support the sale-leaseback financing. The workers’ compensation liability (approximately $46 million) is included in the Company’s Condensed Consolidated Balance Sheet as of June 28, 2009.

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

NOTE 11. SUBSEQUENT EVENTS

On July 14, 2009, the Company entered into an agreement with subsidiaries of Univision Radio Inc. and with WNYC Radio for the sale of WQXR-FM, the Company’s New York City radio station, for a total of $45 million. Univision Radio will pay the Company $33.5 million to exchange the FCC 105.9 FM broadcast license and transmitting equipment for the Company’s license, equipment and stronger signal at 96.3 FM. At the same time, WNYC Radio will purchase the FCC license for 105.9 FM, all related transmitting equipment and WQXR’s call letters and Web site from the Company for $11.5 million. Univision Radio will retain the WCAA call letters. The transaction is expected to close in the second half of the year after FCC approval has been granted. The Company plans to use the proceeds from the sale to pay outstanding debt.

On July 20, 2009, the Boston Newspaper Guild of the Globe ratified amendments to its collective bargaining agreement. These amendments include freezing benefits under a Company-sponsored defined benefit pension plan. This will result in a curtailment and require the Company to remeasure the plan, which it expects will decrease the pension obligation for this plan.

The Company has evaluated subsequent events through August 6, 2009, the date on which these financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified media company that currently includes newspapers, Internet businesses, a radio station, investments in paper mills and other investments. Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), the International Herald Tribune, NYTimes.com, global.nytimes.com, WQXR-FM and related businesses; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses). The News Media Group generates revenues principally from advertising in print, online and on the radio through WQXR-FM, which we have agreed to sell as discussed below, and through circulation. Other revenues, which make up the remainder of revenues, primarily consist of revenues from news services/syndication, commercial printing, digital archives, rental income and direct mail advertising services. In 2008, other revenues also included revenues from the delivery of third-party publications by City & Suburban Delivery Systems, Inc. (“City & Suburban”), which was closed in early January 2009. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.about.com). The About Group principally generates revenues from cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising that is relevant to its adjacent content, and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first six months of 2009) are derived from the sale of advertisements (cost-per-click and display advertising). Cost-per-click advertising accounts for 61% of the About Group’s total advertising revenues. The About Group’s main operating costs are employee-related costs and content and hosting costs.

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

Like many companies across America and in our industry, we have continued to face a challenging business environment. The effect of the global economic downturn, coupled with the secular changes affecting newspapers, resulted in significant revenue declines in the first six months of 2009 as advertisers pulled back on print placements in all categories, although the rate of decline lessened throughout the second quarter. Digital revenues also decreased as a result of the weakening economy. Total advertising revenues declined 30.2% in the second quarter of 2009 and 28.6% in the first half of 2009 compared with the respective periods in 2008. Although we believe the rate of decline in advertising revenues will moderate slightly in the third quarter of 2009 from what we experienced in the second quarter, it is early in the quarter and visibility in this economic environment is limited. As the advertising marketplace, particularly in print, changes, we continue to explore payment models as well as other approaches to generate revenues from our online content and to evaluate our circulation pricing models. In addition, we have continued our efforts to reduce expenses. In the second quarter of 2009, our operating costs declined 20% compared with the second quarter of 2008, with reductions in nearly all major expense categories. See “– Results of Operations” for a further discussion of our second-quarter and six-month performance.

In light of difficult economic conditions, we have also taken steps in the first six months of 2009 to improve our liquidity. These liquidity efforts are further described in the “Liquidity and Capital Resources” section below and include the execution of a sale-leaseback financing for a portion of the space we own and occupy in our New York City headquarters and the issuance of senior unsecured notes and warrants. The proceeds from these transactions were used to repay existing debt. Nearly three-quarters of our debt now matures in 2015 or later.

RECENT DEVELOPMENTS

Sale of WQXR-FM

On July 14, 2009, we entered into an agreement with subsidiaries of Univision Radio Inc. and with WNYC Radio for the sale of WQXR-FM, our New York City radio station, for a total of $45 million. Univision Radio will pay us $33.5 million to exchange the FCC 105.9 FM broadcast license and transmitting equipment for our license, equipment and stronger signal at 96.3 FM. At the same time, WNYC Radio will purchase the FCC license for 105.9 FM, all related transmitting equipment and WQXR’s call letters and Web site from us for $11.5 million. Univision Radio will retain the WCAA call letters. The transaction is expected to close in the second half of the year after FCC approval has been granted. We plan to use the proceeds from the sale to pay outstanding debt.

New England Media Group

The New England Media Group, which includes the Globe, the Worcester Telegram & Gazette and their Web sites, has been affected by secular and cyclical forces affecting the media industry. We have responded by developing a strategic plan that includes consolidating printing facilities, raising circulation prices and reducing compensation and headcount. In addition, we have retained Goldman, Sachs & Co. to explore a potential sale of the New England Media Group.

As part of our restructuring efforts, we have recently engaged in extensive negotiations with the Globe’s unions on various cost-cutting measures. In the second and third quarters of 2009, employees of the Globe represented by various unions ratified amendments to their collective bargaining agreements, which we project will save $20 million in annual operating costs.

Amendments to two union agreements ratified in the second quarter included the elimination of certain non-qualified retirement benefits, which resulted in a curtailment. In connection with the curtailment, we remeasured the projected benefit obligation, resulting in a decrease in the pension liability and an increase in comprehensive income (before taxes) of approximately $5 million.

In addition, amendments to various collective bargaining agreements allow us to cease contributions to, and thus withdraw from, various multi-employer pension plans. These withdrawals are expected to result in withdrawal obligations to these respective plans for our proportionate share of any unfunded vested benefits. While a liability with respect to these various plans is likely, an estimate cannot be determined at this time, and therefore no amount has been recorded as of June 28, 2009. We will recognize a pension withdrawal obligation for each plan in the period in which an estimate is calculable. While the period over which the payment of these liabilities would be made has not yet been determined, a withdrawal liability is generally paid over a period of time that could extend up to 20 years (or beyond in the case of a mass withdrawal).

The amendments to the collective bargaining agreement ratified by the Boston Newspaper Guild of the Globe in the third quarter include freezing benefits under a Company-sponsored defined benefit pension plan. This will result in a curtailment and require us to remeasure the plan, which we expect will decrease the pension obligation for this plan.

Loan Issuance

In April 2009, we made a one-year secured term loan of approximately $13 million to a third-party that provides home-delivery services for The Times and the Globe and circulation customer services for The Times. We had previously guaranteed the payments under the circulation service provider’s credit facility for approximately $20 million to enable it to obtain more favorable financing terms. However, the credit facility, which expired in April 2009, and our guarantee were replaced by our loan. The circulation service provider has agreed to pay us interest at an annual rate of 13% and has granted a security interest in all of its assets to secure the payment of the loan.

Redemption of Debt

On April 8, 2009, we settled the redemption of all $250.0 million outstanding aggregate principal amount of our 4.5% notes due March 15, 2010, that had been called for redemption on March 9, 2009. The redemption price of approximately $260 million included a $9.3 million premium and was computed under the terms of the notes as the present value of the scheduled payments of principal and unpaid interest, plus accrued interest to the redemption settlement date.

Sale of TimesDaily

On March 31, 2009, we sold the TimesDaily, a daily newspaper located in Florence, Ala., for $11.5 million. We recorded a gain on the sale of $0.3 million in the second quarter of 2009.

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

As of June 28, 2009, total costs recorded to close City & Suburban were approximately $59 million, of which approximately $26 million was recorded in the first six months of 2009 and approximately $33 million was recorded in 2008 (principally consisting of $29 million in severance costs). In the first six months of 2009, the costs included a $16.4 million estimated loss for the present value of remaining rental payments under leases, for property previously occupied by City & Suburban, in excess of estimated rental income under potential subleases, recorded in the first quarter of 2009, and a $6.6 million estimated charge for a pension withdrawal obligation under a multi-employer pension plan recorded in the second quarter of 2009. While the majority of costs to close City & Suburban have been recognized as of June 28, 2009, the loss on abandoned leases may be adjusted as we enter into subleases or other transactions to utilize or exit the vacant properties, and the pension charge may be adjusted when we receive a final assessment regarding the actual pension withdrawal obligation to be paid.

The effect of the closure on our second-quarter 2009 results was a decrease in other revenues (from the elimination of the delivery of third-party publications) of approximately $18 million, circulation revenues (from the sale of The Times to wholesale distributors rather than retailers) of approximately $3 million and operating costs of approximately $29 million.

The effect of the closure on our six-month 2009 results was a decrease in other revenues of approximately $35 million, circulation revenues of approximately $5 million and operating costs of approximately $57 million.

Plant Closing – Billerica, Mass.

In the second quarter of 2009, we completed the consolidation of the Globe’s printing facility in Billerica, Mass., into our Boston, Mass., facility. The costs to close the Billerica facility and consolidate printing facilities are estimated to be approximately $30 million.

As of June 28, 2009, total costs recorded to close the Billerica facility were approximately $29 million, of which approximately $25 million was recorded in the first half of 2009 (approximately $13 million in severance, approximately $6 million in accelerated depreciation and approximately $6 million in moving costs) and approximately $4 million was recorded in 2008 (for accelerated depreciation). Additional moving costs of approximately $1 million are expected to be incurred in the second half of 2009.

Capital expenditures to consolidate printing operations into one printing plant were approximately $4 million, of which the majority was incurred in the first half of 2009.

Severance Costs

We recognized severance costs of $1.7 million in the second quarter of 2009 and $26.7 million in the first six months of 2009. In the second quarter and first six months of 2008, we recognized severance costs of $27.6 million and $38.8 million, respectively. In the first six months of 2009, most of the costs were recognized at the New England Media Group, which is part of the News Media Group, primarily as part of the consolidation of the Globe’s printing facility in Billerica, Mass., into our Boston, Mass., facility. These costs are primarily recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.

2009 EXPECTATIONS

For 2009, we expect:

•	Depreciation and amortization to be $135 to $145 million (including $6 million of accelerated depreciation for the consolidation of the Globe’s printing plants),

•	Capital expenditures to be $70 million,

•	Interest expense to be $85 million and

•	Severance costs to be $30 million.

We expect operating costs to decrease approximately $450 million as a result of reductions in nearly all major expense categories. This includes year-over-year savings for:

•	Closure of City & Suburban: $117 million,

•	Newsprint: $65 million,

•	Severance: $50 million,

•	Benefit plan changes for nonunion employees: $18 million,

•	Boston labor agreements: $10 million in the second half of 2009 and $20 million annually in 2010 and

•	Boston plant consolidation: $9 million in the second half of 2009 and $18 million annually in 2010.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Revenues
Advertising	$317,267	$454,377	(30.2)	$651,928	$912,716	(28.6)
Circulation	227,476	224,168	1.5	456,390	450,797	1.2
Other	39,742	63,360	(37.3)	85,189	126,247	(32.5)

Total revenues	584,485	741,905	(21.2)	1,193,507	1,489,760	(19.9)
Operating costs
Production costs:
Raw materials	42,518	60,285	(29.5)	98,448	119,361	(17.5)
Wages and benefits	130,491	155,605	(16.1)	275,952	325,512	(15.2)
Other	81,135	108,509	(25.2)	170,443	220,090	(22.6)

Total production costs	254,144	324,399	(21.7)	544,843	664,963	(18.1)
Selling, general and administrative costs	272,586	344,609	(20.9)	599,406	685,463	(12.6)
Depreciation and amortization	34,424	32,642	5.5	71,198	74,573	(4.5)

Total operating costs	561,154	701,650	(20.0)	1,215,447	1,424,999	(14.7)
Loss on leases	—	—	N/A	16,363	—	N/A
Impairment of assets	—	—	N/A	—	18,291	N/A

Operating profit/(loss)	23,331	40,255	(42.0)	(38,303)	46,470	*
Net income from joint ventures	8,434	10,165	(17.0)	12,837	8,372	53.3
Interest expense, net	21,656	12,104	78.9	39,802	23,849	66.9
Premium on debt redemption	9,250	—	N/A	9,250	—	N/A

Income/(loss) from continuing operations before income taxes	859	38,316	(97.8)	(74,518)	30,993	*
Income tax (benefit)/expense	(38,265)	17,251	*	(39,413)	9,559	*

Income/(loss) from continuing operations	39,124	21,065	85.7	(35,105)	21,434	*
Discontinued operations, net of income taxes- Broadcast Media Group	—	289	N/A	—	(311)	N/A

Net income/(loss)	39,124	21,354	83.2	(35,105)	21,123	*
Net income attributable to the noncontrolling interest	(60)	(213)	(71.8)	(299)	(317)	(5.7)

Net income/(loss) attributable to The New York Times Company common stockholders	$39,064	$21,141	84.8	$(35,404)	$20,806	*

*	Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Revenues:
News Media Group	$557,340	$713,293	(21.9)	$1,139,522	$1,432,978	(20.5)
About Group	27,145	28,612	(5.1)	53,985	56,782	(4.9)

Total revenues	$584,485	$741,905	(21.2)	$1,193,507	$1,489,760	(19.9)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
The New York Times Media Group
Advertising	$185,049	$270,906	(31.7)	$386,211	$547,606	(29.5)
Circulation	166,389	165,088	0.8	333,265	330,873	0.7
Other	23,395	43,506	(46.2)	51,548	86,787	(40.6)

Total	$374,833	$479,500	(21.8)	$771,024	$965,266	(20.1)

New England Media Group
Advertising	$58,678	$85,153	(31.1)	$114,372	$166,531	(31.3)
Circulation	40,392	37,588	7.5	78,532	75,263	4.3
Other	10,346	12,752	(18.9)	20,997	25,346	(17.2)

Total	$109,416	$135,493	(19.2)	$213,901	$267,140	(19.9)

Regional Media Group
Advertising	$47,645	$71,584	(33.4)	$100,012	$145,665	(31.3)
Circulation	20,695	21,492	(3.7)	44,593	44,661	(0.2)
Other	4,751	5,224	(9.1)	9,992	10,246	(2.5)

Total	$73,091	$98,300	(25.6)	$154,597	$200,572	(22.9)

Total News Media Group
Advertising	$291,372	$427,643	(31.9)	$600,595	$859,802	(30.1)
Circulation	227,476	224,168	1.5	456,390	450,797	1.2
Other	38,492	61,482	(37.4)	82,537	122,379	(32.6)

Total	$557,340	$713,293	(21.9)	$1,139,522	$1,432,978	(20.5)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. The effect of the global economic downturn, coupled with the secular changes affecting newspapers, resulted in significant revenue declines in the second quarter and first six months of 2009. Advertisers pulled back on print placements in all categories – national, classified and retail. Total News Media Group advertising revenues decreased in the second quarter and first six months of 2009 compared with the same periods in the prior year, primarily due to lower print and online volume. Print advertising revenues, which represented approximately 86% of total advertising revenues for the News Media Group, declined 33.3% for the second quarter and 32.1% for the first six months of 2009. Online advertising revenues declined 21.6% in the second quarter of 2009 and 15.3% for the first six months of 2009, mainly due to classified advertising declines.

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
National	$150,395	$211,368	(28.8)	$319,473	$427,809	(25.3)
Retail	74,345	99,254	(25.1)	145,946	194,681	(25.0)
Classified	55,455	101,633	(45.4)	113,257	206,952	(45.3)
Other	11,177	15,388	(27.4)	21,919	30,360	(27.8)

Total	$291,372	$427,643	(31.9)	$600,595	$859,802	(30.1)

Below is a percentage breakdown of advertising revenues in the first six months of 2009 (print and online) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Automotive	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	72%	13%	3%	6%	1%	3%	13%	2%	100%
New England Media Group	31%	33%	5%	8%	8%	6%	27%	9%	100%
Regional Media Group	5%	59%	5%	9%	7%	9%	30%	6%	100%
Total News Media Group	53%	24%	4%	7%	4%	4%	19%	4%	100%

The New York Times Media Group

Total advertising revenues declined in the second quarter and first six months of 2009 compared with the same periods last year primarily due to lower print advertising, particularly in the national category. Online advertising revenues also declined, principally in the national category in the second quarter of 2009, and principally in classified advertising in the first six months of 2009 compared with the same periods last year.

National advertising revenues decreased in the second quarter and first six months of 2009 compared with the same period in 2008 mainly because of lower print advertising. National print advertising has been negatively affected by the slowdown in the economy, with significant categories such as studio entertainment, live entertainment and financial services experiencing declines. Online national advertising also experienced volume declines in the second quarter and first six months of 2009 compared with the same periods last year.

Classified advertising revenues decreased in the second quarter and first six months of 2009 compared with the same periods in 2008 due to declines in all print and online categories (mainly real estate, help-wanted, and automotive). The weakening economic conditions contributed to the declines in classified advertising, with print declines exacerbated by secular shifts to online alternatives.

Retail advertising revenues declined in the second quarter and first six months of 2009 compared with the same period in 2008 because of lower volume in various print advertising categories. Weakening economic conditions contributed to shifts in marketing strategies and budget cuts of major advertisers, which have negatively affected retail advertising.

New England Media Group

Total advertising revenues declined in the second quarter and first six months of 2009 compared with the same prior-year periods primarily due to continued declines in print advertising revenue. Online advertising also declined.

National, retail and particularly classified advertising revenues declined in the second quarter and first six months of 2009 compared with the same periods in 2008, mainly due to lower volume in various print and online advertising categories. Weakening economic conditions led to declines in all print categories of classified advertising revenues (mainly help-wanted, real estate and automotive), with the help-wanted category experiencing the most significant declines due to the continued softness in the job market. Print declines were also exacerbated by secular shifts to online advertising.

Regional Media Group

Total advertising revenues declined in the second quarter and first six months of 2009 compared with the same periods in 2008 mainly due to declines in all print categories, particularly in the classified areas (mainly real estate, help-wanted and automotive), which were primarily driven by the downturn in the Florida and California housing markets and continued soft economic conditions, and in retail advertising. About two-thirds of advertising revenues of the Regional Media Group came from newspapers in Florida and California. In addition, in the second quarter and first six months of 2009 online classified and retail advertising revenues decreased due to deteriorating market conditions.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the subscription and newsstand rates charged to customers. Our newspapers have been executing a circulation strategy of reducing the amount of less profitable circulation and raising circulation prices. As we execute this strategy, we are seeing circulation volume declines but have realized, and believe we will continue to realize, significant benefits in reduced costs and improved circulation profitability.

Circulation revenues in the second quarter and first six months of 2009 increased, compared with the same periods in 2008, mainly because of higher subscription and newsstand prices, offset in part by volume declines across the News Media Group and the impact of the closure of City & Suburban, which was closed in early January 2009 (see “Recent Developments – City & Suburban Closure” section for additional information). In the second quarter of 2009, both The Times and the Globe increased subscription and newsstand prices.

Other Revenues

Other revenues decreased in the second quarter of 2009 compared with the second quarter of 2008 primarily because of the closure of City & Suburban, lower commercial printing revenues and lower revenues from direct mail advertising services at the New England Media Group. Other revenues declined in the first six months of 2009 compared with the same period in 2008 largely because of the closure of City & Suburban and lower direct mail advertising services at the New England Media Group.

About Group

About Group revenues decreased in the second quarter and first six months of 2009 compared with the same periods in 2008 as lower levels of display advertising were partially offset by higher cost-per-click advertising. Online advertisers cut back on spending in response to difficult business conditions.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Operating costs
Production costs:
Raw materials	$42,518	$60,285	(29.5)	$98,448	$119,361	(17.5)
Wages and benefits	130,491	155,605	(16.1)	275,952	325,512	(15.2)
Other	81,135	108,509	(25.2)	170,443	220,090	(22.6)

Total production costs	254,144	324,399	(21.7)	544,843	664,963	(18.1)
Selling, general and administrative costs	272,586	344,609	(20.9)	599,406	685,463	(12.6)
Depreciation and amortization	34,424	32,642	5.5	71,198	74,573	(4.5)

Total operating costs	$561,154	$701,650	(20.0)	$1,215,447	$1,424,999	(14.7)

Production Costs

Production costs decreased in the second quarter of 2009 compared with the same period last year primarily as a result of our efforts to restructure our cost base. Our staff reductions and other cost-saving initiatives lowered compensation-related costs and benefits expense by approximately $25 million.

Raw materials expense declined approximately $18 million, particularly in newsprint, mainly as a result of lower consumption. Newsprint expense declined 24.5%, with 22.8% from lower consumption and 1.7% from lower pricing. Newsprint prices increased throughout 2008, reaching a peak in November 2008, and prices have fallen steadily since then due to a rapid decline in consumption, causing an oversupply of newsprint in the market. We believe that prices will likely hit the bottom of the cycle during the third quarter of 2009, and we expect newsprint prices to remain under pressure until there is a substantial reduction in capacity, bringing newsprint supply and demand more in balance.

The closure of City & Suburban in January 2009 contributed approximately $12 million in cost savings in the second quarter of 2009.

Production costs decreased in the first six months of 2009 compared with the same period last year, also primarily as a result of our efforts to restructure our cost base. Our staff reductions and other cost-saving initiatives lowered compensation-related costs and benefits expense by approximately $49 million. The closure of City & Suburban in January 2009 contributed approximately $23 million in cost savings in the first six months of 2009. Raw materials expense declined approximately $21 million, mainly as a result of lower consumption, particularly in newsprint, offset by higher newsprint prices. Newsprint expense declined 12.0%, with 23.8% from lower consumption, offset by 11.8% from higher pricing.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the second quarter of 2009 compared with the same period last year primarily as a result of savings from cost reduction strategies and lower severance costs of approximately $26 million. In the second quarter of 2009, our cost reduction efforts contributed approximately $16 million in cost savings from the closure of City & Suburban, $15 million in lower promotion costs and professional fees and $7 million in lower distribution costs.

Selling, general and administrative costs decreased in the first six months of 2009 compared with the same period last year, also primarily as a result of savings from cost restructuring strategies and lower severance costs of approximately $12 million. In the first six months of 2009, our cost reduction efforts contributed approximately $33 million in cost savings for the closure of City & Suburban, $22 million in lower promotion costs and professional fees and $11 million in lower distribution costs.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Depreciation and amortization:
News Media Group	$31,633	$27,503	15.0	$65,625	$64,423	1.9
About Group	2,791	3,369	(17.2)	5,573	6,402	(12.9)
Corporate	—	1,770	N/A	—	3,748	N/A

Total depreciation and amortization	$34,424	$32,642	5.5	$71,198	$74,573	(4.5)

In the second quarter and first six months of 2009, the News Media Group’s depreciation and amortization increased primarily because of accelerated depreciation expense for assets at the Billerica, Mass., printing facility, which we consolidated with our Boston, Mass., facility, and higher depreciation expense associated with a systems project. These increases were partially offset by lower depreciation expense for the closure of the Edison, N.J., printing plant, in March 2008. The About Group’s depreciation and amortization declined in the second quarter and first six months of 2009 compared with the same periods in 2008 mainly because certain assets reached the end of their amortization period after the second quarter of 2008. Beginning in 2009, we began to allocate Corporate’s depreciation and amortization expense to our operating segments. Therefore, Corporate no longer recognizes depreciation and amortization expense.

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Operating costs:
News Media Group	$536,457	$668,821	(19.8)	$1,156,568	$1,356,930	(14.8)
About Group	16,915	19,496	(13.2)	34,804	38,145	(8.8)
Corporate	7,782	13,333	(41.6)	24,075	29,924	(19.5)

Total operating costs	$561,154	$701,650	(20.0)	$1,215,447	$1,424,999	(14.7)

News Media Group

Operating costs decreased in the second quarter of 2009 compared with the same period last year primarily due to reductions in nearly all major expense categories as a result of cost-saving initiatives and lower severance costs of approximately $26 million. The closure of City & Suburban in January 2009 contributed approximately $29 million in cost savings in the second quarter of 2009. Our cost-saving initiatives lowered compensation-related costs and benefit expense by approximately $29 million. Raw materials expense declined approximately $18 million, particularly in newsprint, mainly as a result of lower consumption.

Operating costs decreased in the first six months of 2009 compared with the same period last year, also primarily as a result of restructuring efforts and lower severance costs of approximately $12 million. The closure of City & Suburban in January 2009 contributed approximately $57 million in cost savings in the first half of 2009. Our cost-saving initiatives lowered compensation-related costs and benefit expense by approximately $55 million. Raw materials expense declined approximately $21 million, mainly as a result of lower consumption, particularly in newsprint, offset by higher newsprint prices.

About Group

Operating costs for the About Group decreased in the second quarter of 2009 compared with the second quarter of 2008, primarily due to cost-saving initiatives. These efforts resulted in lower marketing costs ($1.0 million), compensation-related costs and benefits expense ($0.5 million) and professional fees ($0.5 million). Depreciation and amortization expense also declined in the second quarter of 2009 ($0.6 million).

Operating costs for the About Group decreased in the first six months of 2009 compared with the same period in 2008 also primarily due to cost-saving initiatives. These efforts resulted in lower compensation-related costs and benefits expense ($0.8 million), marketing costs ($0.7 million) and professional fees ($0.6 million). Depreciation and amortization expense also declined in the first six months of 2009 ($0.8 million).

Impairment of Assets

In the first quarter of 2008, we recorded a non-cash charge of $18.3 million for the write-down of assets for a systems project at the News Media Group. We reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

Operating Profit/(Loss)

Consolidated operating profit/(loss), by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Operating profit/(loss):
News Media Group	$20,883	$44,472	(53.0)	$(33,409)	$57,757	*
About Group	10,230	9,116	12.2	19,181	18,637	2.9
Corporate	(7,782)	(13,333)	(41.6)	(24,075)	(29,924)	(19.5)

Total operating profit/(loss)	$23,331	$40,255	(42.0)	$(38,303)	$46,470	*

*	Represents a decrease in excess of 100%.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit/(loss) are previously discussed under “Recent Developments – City & Suburban Closure,” “Revenues,” “Operating Costs” and “Impairment of Assets.”

Non-Operating Items

Joint Ventures

Net income from joint ventures totaled $8.4 million in the second quarter of 2009 compared with $10.2 million in the second quarter of 2008. In the first six months of 2009, net income from joint ventures was $12.8 million compared with $8.4 million in the same period last year, mainly due to higher paper prices at the paper mills in which we have an investment. In January 2009, we announced that we were exploring the sale of our ownership interest in NESV.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Interest expense	$22,336	$12,568	$41,322	$25,409
Capitalized interest	(360)	(406)	(1,089)	(1,462)
Interest income	(320)	(58)	(431)	(98)

Interest expense, net	$21,656	$12,104	$39,802	$23,849

Interest expense-net increased in the second quarter and first six months of 2009 compared with the comparable 2008 periods primarily due to higher interest rates on our debt.

Income Taxes

We have previously recorded our income tax provision or benefit in interim periods based on an estimated annual effective tax rate. However, in the second quarter and first six months of 2009, we used the discrete period method to calculate taxes because minor changes in our estimated pre-tax results cause significant variability in the estimated annual effective tax rate and therefore, such an estimate is not reliable. Under the discrete period method, we calculated taxes based upon actual results as if the interim period were an annual period. This method produced the best estimate of our tax provision for the first six months of 2009.

In the second quarter of 2009, we had an income tax benefit of $38.3 million on pre-tax income of $0.9 million, including the recognition of a $37.7 million tax benefit from applying the discrete period method on the first quarter of 2009 pre-tax loss. The effective tax rate for the first half of 2009 was 52.9%, primarily because of a $19.2 million favorable adjustment to reduce our reserve for uncertain tax positions because statutes of limitation lapsed.

Our effective tax rate was 45.0% in the second quarter of 2008 and 30.8% in the first six months of 2008. In the first quarter of 2008, we recognized a $4.6 million adjustment to reduce our reserve for uncertain tax positions, which reduced the effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

In 2009 we expect our cash balance, cash provided from operations, and third-party financing, described below, to be sufficient to meet our cash obligations.

Required contributions for our qualified pension plans can have a significant impact on cash flows. As a result of significant declines in the equity markets in 2008, the funded status of our qualified pension plans was adversely affected. In addition, we expect a pension withdrawal obligation as a result of amendments to collective bargaining agreements with various unions covering employees of the Globe (See “Recent Developments – New England Media Group”). See Notes 5 and 10 of the Notes to the Condensed Consolidated Financial Statements for information regarding our pension funding.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008
Operating Activities	$52,384	$99,959
Investing Activities	$(34,418)	$(111,273)
Financing Activities	$(38,441)	$139

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

In the first six months of 2009, net cash provided by operating activities decreased primarily driven by a decline in advertising revenues in 2009.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investing activities generally includes payments for acquisitions of new businesses, equity investments and capital projects.

In the first six months of 2009, net cash used in investing activities decreased mainly due to higher capital expenditures in 2008 related to the consolidation of our New York area printing operations into our facility in College Point, N.Y., and construction of our headquarters.

Financing Activities

Cash provided by financing activities generally includes borrowings under third-party financing arrangements and the issuance of long-term debt. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt and the payment of dividends in 2008. On February 19, 2009, our Board of Directors suspended the quarterly dividend on our Class A and Class B Common Stock.

In the first six months of 2009, net cash used in financing activities consisted mainly of repayments in connection with the redemption of our notes due March 15, 2010, repayments under our revolving credit agreements and the repurchase of medium-term notes, partially offset by debt incurred under the sale-leaseback financing and the issuance of senior unsecured notes (see discussions under the “Third-Party Financing” section below). In the first six months of 2008, net cash provided by financing activities consisted mainly of borrowings under our revolving credit agreements partially offset by repayments of commercial paper and payment of dividends to our stockholders.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We currently rely on a $400.0 million credit agreement expiring in June 2011 to supplement our cash flows from operations.

Our total debt was approximately $1.0 billion as of June 28, 2009. This included debt incurred under our sale-leaseback financing and the issuance of senior unsecured notes (see discussions below for additional information on these transactions), borrowings under a revolving credit agreement and capital lease obligations.

The table below details the maturities and carrying value of our debt, excluding capital lease obligations, as of June 28, 2009.

(In thousands)
Year	Amount
2009 6.95% medium-term notes	$44,500
2011 Amount outstanding under revolving credit facility	200,000
2012 4.61% medium-term notes	75,000
2015 5.0% notes and 14.053% notes	500,000
2019 Option to repurchase ownership interest in headquarters building	250,000

Total	$1,069,500
Unamortized amounts	(63,385)

Carrying value as of June 28, 2009	$1,006,115

Based on recent market prices and debt with similar terms and average maturities, the fair value of our debt was approximately $991 million as of June 28, 2009.

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

The transaction is accounted for as a financing transaction. As such, we will continue to depreciate the Condo Interest and account for the rental payments as interest expense. The difference between the purchase option price of $250.0 million and the net sale proceeds of approximately $214 million, or approximately $36 million, will be amortized over a 10-year period through interest expense. The effective interest rate on this transaction was approximately 13%. The net proceeds are included in “Long-term debt” in our Condensed Consolidated Balance Sheet as of June 28, 2009.

Medium-Term Notes

In February 2009, we repurchased all $49.5 million aggregate principal amount of our 10-year 7.125% Series I medium-term notes, maturing November 2009, for $49.4 million, or 99.875% of par (including commission).

In February and March 2009, we repurchased a total of $5.0 million aggregate principal amount of our 10-year 6.950% medium-term notes, maturing November 2009. The remaining aggregate principal amount of these medium-term notes was $44.5 million, which is included in “Current portion of long-term debt and capital lease obligations” in our Condensed Consolidated Balance Sheet as of June 28, 2009.

Senior Unsecured Notes

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

We received proceeds of approximately $242 million (purchase price of $250.0 million, net of a $4.5 million investor funding fee and transaction costs), of which approximately $221 million was allocated to the notes and included in “Long-term debt” and approximately $21 million was allocated to the warrants and included in “Additional paid-in-capital” in our Condensed Consolidated Balance Sheet as of June 28, 2009. The difference between the purchase price of $250.0 million and the $221 million allocated to the notes, or approximately $29 million, will be amortized over a six-year period through interest expense. The effective interest rate on this transaction was approximately 17%.

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

•

create or incur liens with respect to any of our properties (subject to exceptions for customary permitted liens and liens securing debt in an amount less than 25% of adjusted stockholders’ equity, based on a formula set forth in the securities purchase agreement, which does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges, minus the amount of guarantees of third-party debt); or

•

transfer or sell assets, except for transfers or sales in the ordinary course of business, unless within 360 days of any such transfer or sale of assets, we use the net proceeds of such transfer or sale to repay outstanding senior debt or invest in a similar business, acquire properties or make capital expenditures. Any net proceeds from a transfer or asset sale not invested as described above will be deemed “excess proceeds.” When the amount of the “excess proceeds” exceeds $10 million, we are required to make an offer to all holders of the senior unsecured notes to purchase the maximum aggregate principal amount of the senior unsecured notes that may be purchased with the “excess proceeds” at an offer price equal to 100% of such outstanding principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any.

We were in compliance with these covenants as of June 28, 2009.

Revolving Credit Agreements

Our $400.0 million credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. We had a second $400.0 million credit agreement that expired in May 2009. We did not renew this facility as we believe the amounts available under the $400.0 million credit facility expiring in June 2011, in combination with other financing sources, will be sufficient to meet our financing needs through the expiration of that credit facility.

Any borrowings under the revolving credit agreement bear interest at specified margins based on our credit rating, over various floating rates selected by us. The amount available under our revolving credit agreement expiring in June 2011, after borrowings and outstanding letters of credit, was approximately $133 million as of June 28, 2009.

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement, does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required levels of stockholders’ equity (as defined by the agreement) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, for which net income is positive. As of June 28, 2009, the amount of stockholders’ equity in excess of the required levels was approximately $609 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

Ratings

In April 2009, Standard & Poor’s lowered its rating on our senior unsecured debt to B+ from BB- and placed its rating on negative watch. In May 2009, Standard & Poor’s further lowered its rating to B, citing the effects of declining advertising revenues and operating performance on our leverage. It also changed its rating outlook from negative to stable, citing our ability to maintain adequate liquidity. In April 2009, Moody’s Investors Service downgraded our senior unsecured debt rating to B1 from Ba3 with a negative outlook, citing the expected continued pressure on revenues and operating cash flow as a result of lower newspaper advertising.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). FAS 167 amends the consolidation guidance applicable to variable interest entities and will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).
FAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently evaluating the impact of adopting FAS 167 on our financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1. FSP 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP 132(R)-1 will result in an enhancement of our disclosures for our qualified pension plans, but will not have a material impact on our financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 28, 2008. As of June 28, 2009, our critical accounting policies have not changed materially from December 28, 2008.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Other than long-term debt transactions in the first quarter of 2009, as of June 28, 2009, there have been no material changes to our contractual obligations and off-balance sheet arrangements, which are detailed in our Annual Report on Form 10-K for the year ended December 28, 2008. The following table provides an update as of June 28, 2009 of the long-term debt contractual obligations presented in our Annual Report on Form 10-K for the year ended December 28, 2008.

	Payment due in
(In millions)	Total	2009	2010-2011	2012-2013	Later Years
Long-term debt(1)	$1,407	$85	$151	$225	$946

(1)	Includes estimated interest payments on long-term debt. Excludes borrowings under our revolving credit facility of $200.0 million as of June 28, 2009. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information related to our borrowings under our revolving credit facility and long-term debt.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 28, 2008, details our disclosures about market risk. As of June 28, 2009, there were no material changes in our market risks from December 28, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 28, 2009. Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
March 30, 2009 – May 3, 2009	—	––	—	$91,386,000
May 4, 2009 – May 31, 2009	—	—	—	$91,386,000
June 1, 2009 – June 28, 2009	1,465	$6.60	—	$91,386,000
Total for the second quarter of 2009(2)	1,465	$6.60	—	$91,386,000

(1)	On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the second quarter of 2009, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of July 31, 2009, we had authorization from the Board to repurchase an amount of up to approximately $91 million of our Class A Common Stock. The Board has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

(2)	Consists of 1,465 shares in fiscal June withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 1991 Executive Stock Incentive Plan. The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders

Please refer to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2009 and incorporated herein by reference for information regarding the matters that were submitted to a vote at our 2009 annual meeting of stockholders.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: August 6, 2009	/s/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended June 28, 2009

Exhibit No.
12	Ratio of Earnings to Fixed Charges.
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.