Form 10-Q
period 2009-09-27
NEW YORK TIMES CO
filed 2009-11-04
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Large accelerated filer  ☒             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Number of shares of each class of the registrant’s common stock outstanding as of October 30, 2009 (exclusive of treasury shares):

Class A Common Stock	143,714,518 shares
Class B Common Stock	825,475 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(13 weeks)		(39 weeks)
Revenues
Advertising	$290,998	$398,196	$942,926	$1,310,912
Circulation	240,766	225,689	697,156	676,486
Other	38,857	63,157	124,046	189,404

Total revenues	570,621	687,042	1,764,128	2,176,802
Operating costs
Production costs:
Raw materials	31,901	62,645	130,349	182,006
Wages and benefits	129,046	148,183	404,998	473,695
Other	80,246	111,418	250,689	331,508

Total production costs	241,193	322,246	786,036	987,209
Selling, general and administrative costs	252,635	320,929	845,392	1,006,392
Depreciation and amortization	31,319	33,881	102,517	108,454

Total operating costs	525,147	677,056	1,733,945	2,102,055
Pension withdrawal and curtailment expense	76,110	—	82,759	—
Gain on sale of assets	5,198	—	5,198	—
Loss on leases	—	—	16,363	—
Impairment of assets	—	160,430	—	178,721

Operating loss	(25,438)	(150,444)	(63,741)	(103,974)
Net income from joint ventures	7,498	6,892	20,335	15,264
Interest expense, net	21,028	11,658	60,830	35,507
Premium on debt redemption	—	—	9,250	—

Loss from continuing operations before income taxes	(38,968)	(155,210)	(113,486)	(124,217)
Income tax benefit	(3,233)	(40,360)	(42,646)	(30,801)

Loss from continuing operations	(35,735)	(114,850)	(70,840)	(93,416)
Discontinued operations, net of income taxes- Broadcast Media Group	—	8,611	—	8,300

Net loss	(35,735)	(106,239)	(70,840)	(85,116)
Net loss/(income) attributable to the noncontrolling interest	111	(54)	(188)	(371)

Net loss attributable to The New York Times Company common stockholders	$(35,624)	$(106,293)	$(71,028)	$(85,487)

Amounts attributable to The New York Times Company common stockholders:
Loss from continuing operations	$(35,624)	$(114,904)	$(71,028)	$(93,787)
Income from discontinued operations	—	8,611	—	8,300

Net loss	$(35,624)	$(106,293)	$(71,028)	$(85,487)

Average number of common shares outstanding
Basic	144,335	143,782	144,074	143,773
Diluted	144,335	143,782	144,074	143,773
Basic loss per share attributable to The New York Times Company common stockholders:
Loss from continuing operations	$(0.25)	$(0.80)	$(0.49)	$(0.65)
Income from discontinued operations	0.00	0.06	0.00	0.06

Net loss	$(0.25)	$(0.74)	$(0.49)	$(0.59)

Diluted loss per share attributable to The New York Times Company common stockholders:
Loss from continuing operations	$(0.25)	$(0.80)	$(0.49)	$(0.65)
Income from discontinued operations	0.00	0.06	0.00	0.06

Net loss	$(0.25)	$(0.74)	$(0.49)	$(0.59)

Dividends per share	$0.00	$0.23	$0.00	$0.69

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 27, 2009	December 28, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$28,092	$56,784
Accounts receivable-net	272,112	403,830
Inventories:
Newsprint and magazine paper	10,775	19,565
Other inventory	5,837	5,265

Total inventories	16,612	24,830
Deferred income taxes	51,732	51,732
Other current assets	76,915	87,024

Total current assets	445,463	624,200
Other Assets
Investment in joint ventures	132,867	112,596
Property, plant and equipment (less accumulated depreciation and amortization of $996,022 in 2009 and $938,430 in 2008)	1,276,682	1,353,619
Intangible assets acquired:
Goodwill	658,282	661,201
Other intangible assets acquired	45,233	51,407

Total intangible assets acquired	703,515	712,608
Deferred income taxes	376,746	377,237
Miscellaneous assets	194,052	221,420

TOTAL ASSETS	$3,129,325	$3,401,680

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 27, 2009	December 28, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Borrowings under revolving credit agreements	$104,500	$380,000
Accounts payable	107,895	174,858
Accrued payroll and other related liabilities	92,763	104,183
Accrued expenses	134,068	194,703
Unexpired subscriptions	78,275	80,523
Current portion of long-term debt and capital lease obligations	44,545	98,969

Total current liabilities	562,046	1,033,236

Other Liabilities
Long-term debt and capital lease obligations	767,487	580,406
Pension benefits obligation	916,109	855,667
Postretirement benefits obligation	146,978	149,727
Other	244,254	275,615

Total other liabilities	2,074,828	1,861,415

Stockholders’ Equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2009 – 148,279,221; 2008 – 148,057,158 (including treasury shares: 2009 –4,605,556; 2008 – 5,078,581)	14,828	14,806
Class B – convertible – authorized and issued shares: 2009 – 825,475; 2008 – 825,634	83	83
Additional paid-in-capital	44,503	22,149
Retained earnings	927,671	998,699
Common stock held in treasury, at cost	(149,386)	(159,679)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	17,560	14,493
Funded status of benefit plans	(366,062)	(386,588)

Total accumulated other comprehensive loss, net of income taxes	(348,502)	(372,095)

Total The New York Times Company stockholders’ equity	489,197	503,963

Noncontrolling interest	3,254	3,066

Total stockholders’ equity	492,451	507,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,129,325	$3,401,680

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 27, 2009	September 28, 2008
	(39 weeks)
OPERATING ACTIVITIES
Net loss	$(70,840)	$(85,116)
Adjustment to reconcile net loss to net cash provided by operating activities:
Pension withdrawal and curtailment expense	82,759	—
Premium on debt redemption	9,250	—
Impairment of assets	—	178,721
Depreciation and amortization	102,517	108,454
Stock-based compensation	9,177	13,166
Undistributed earnings of affiliates	(17,560)	(6,251)
Long-term retirement benefit obligations	9,814	6,158
Other-net	17,085	(10,080)
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Account receivables, net	123,035	81,286
Inventories	8,015	(644)
Other current assets	10,832	(2,827)
Accounts payable and other liabilities	(144,664)	(139,809)
Unexpired subscriptions	(1,616)	1,174

Net cash provided by operating activities	137,804	144,232

INVESTING ACTIVITIES
Capital expenditures	(44,533)	(134,067)
Proceeds from sale of assets	26,543	—
Loan issuance-net of repayments	(12,000)	—
Acquisitions, net of cash acquired of $2,353 in 2008	—	(5,737)
Other investing payments–net	(1,005)	(2,309)

Net cash used in investing activities	(30,995)	(142,113)

FINANCING ACTIVITIES
Commercial paper repayments-net	—	(111,741)
(Repayments)/borrowings under revolving credit agreements-net	(275,500)	202,850
Long-term obligations:
Proceeds from sale-leaseback financing	210,502	—
Proceeds from issuance of senior unsecured notes	221,322	—
Redemption of long-term debt	(259,513)	—
Repayments	(54,443)	(46)
Proceeds from sale of warrants	20,529	—
Capital shares:
Issuances	311	—
Repurchases	(39)	(70)
Dividends paid to stockholders	—	(99,855)

Net cash used in financing activities	(136,831)	(8,862)

Decrease in cash and cash equivalents	(30,022)	(6,743)
Effect of exchange rate changes on cash and cash equivalents	1,330	1,059
Cash and cash equivalents at the beginning of the year	56,784	51,532

Cash and cash equivalents at the end of the quarter	$28,092	$45,848

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 27, 2009, and December 28, 2008, and the results of operations and cash flows of the Company for the periods ended September 27, 2009, and September 28, 2008. All adjustments and reclassifications necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. For comparability, certain prior year amounts have been reclassified to conform with the current period presentation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form
10-K for the year ended December 28, 2008. Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third-quarter periods and 39 weeks for the nine-month periods.

As of September 27, 2009, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008, have not changed materially.

The Company adopted, in the first quarter of 2009, the Financial Accounting Standards Board (“FASB”) guidance, under Accounting Standards Codification (“ASC”) 810, “Consolidation,” that changed the accounting for noncontrolling (minority) interests. Changes in the guidance include, among others, the classification of noncontrolling interest as a component of consolidated stockholders’ equity and the elimination of “minority interest” accounting in results of operations. The Company’s Condensed Consolidated Financial Statements include the new presentation for noncontrolling (minority) interests.

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition – Multiple Deliverable Revenue Arrangements,” which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to the Company’s 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In June 2009, the FASB issued guidance that amends the consolidation guidance applicable to variable interest entities and will significantly affect the overall current consolidation analysis. This guidance, which has not yet been codified by the FASB, is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

In December 2008, the FASB issued guidance under ASC 715, “Compensation-Retirement Benefits,” that amends previous guidance for employers’ disclosures about pensions and other postretirement benefits to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The guidance under ASC 715 is effective for fiscal years ending after December 15, 2009. The adoption of the guidance will result in an enhancement of the Company’s disclosures for its qualified pension plans, but will not have a material impact on its financial statements.

NOTE 2. GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED

Goodwill is the excess of cost over the fair market value of tangible and other intangible assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist.

Other intangible assets acquired consist primarily of trade names on various acquired properties, customer lists, content and other assets. Other intangible assets acquired that have indefinite lives (primarily trade names) are not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (customer lists, content and other assets) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate an impairment may exist.

The Company performs its annual impairment testing in the fourth quarter of its fiscal year. However, due to certain impairment indicators, including lower-than-expected operating results, the Company performed an interim impairment test in the first quarter of 2009 at the Regional Media Group, which is part of the News Media Group reportable segment. The interim test did not result in an impairment because it was concluded that the fair value of the Regional Media Group was greater than its carrying value, although the excess was minimal. The Regional Media Group includes approximately $152 million of goodwill as of September 27, 2009. Given that the excess of fair value over the carrying value was minimal in the first quarter test, the Company’s annual impairment test could result in an impairment.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 28, 2008	$291,223	$369,978	$661,201
Sale of TimesDaily (Note 6)	(6,889)	—	(6,889)
Foreign currency translation adjustments	3,970	—	3,970

Balance as of September 27, 2009	$288,304	$369,978	$658,282

Other intangible assets acquired were as follows:

	September 27, 2009			December 28, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Content	$25,712	$(12,969)	$12,743	$25,712	$(10,844)	$14,868
Customer lists	28,364	(18,842)	9,522	28,346	(17,228)	11,118
Other	36,563	(27,706)	8,857	36,498	(25,188)	11,310

Total	90,639	(59,517)	31,122	90,556	(53,260)	37,296

Unamortized other intangible assets:
Trade names	14,111	—	14,111	14,111	—	14,111

Total	14,111	—	14,111	14,111	—	14,111

Total other intangible assets acquired	$104,750	$(59,517)	$45,233	$104,667	$(53,260)	$51,407

As of September 27, 2009, the remaining weighted-average amortization period was seven years for content, six years for customer lists and four years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was $6.2 million in the first nine months of 2009 and is expected to be $8.2 million for the fiscal year 2009. Estimated annual amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2010	$8,100
2011	7,700
2012	5,300
2013	2,100
2014	1,100

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 3. DEBT OBLIGATIONS

The Company’s total debt was approximately $917 million as of September 27, 2009. This included debt incurred under its sale-leaseback financing and the issuance of senior unsecured notes (see discussions below for additional information on these transactions), borrowings under a revolving credit agreement and capital lease obligations.

The table below details the maturities and carrying value of the Company’s debt, excluding capital lease obligations, as of September 27, 2009.

(In thousands)
Year	Amount
2009 6.95% medium-term notes	$44,500
2011 Amount outstanding under revolving credit facility	104,500
2012 4.61% medium-term notes	75,000
2015 5.0% notes and 14.053% notes	500,000
2019 Option to repurchase ownership interest in headquarters building	250,000

Total	$974,000
Unamortized amounts	(64,235)

Carrying value as of September 27, 2009	$909,765

Based on recent market prices and debt with similar terms and average maturities, the fair value of the Company’s debt was approximately $978 million as of September 27, 2009.

Redemption of Debt

In April 2009, the Company settled the redemption of all $250.0 million outstanding aggregate principal amount of its 4.5% notes due March 15, 2010, that had been called for redemption in March 2009. The redemption price of approximately $260 million included a $9.3 million premium and was computed under the terms of the notes as the present value of the scheduled payments of principal and unpaid interest, plus accrued interest to the redemption settlement date.

Sale-Leaseback Financing

In March 2009, an affiliate of the Company entered into an agreement to sell and simultaneously lease back a portion of its leasehold condominium interest in the Company’s headquarters building located at 620 Eighth Avenue in New York City (“Condo Interest”). The sale price for the Condo Interest was $225.0 million. The Company has an option, exercisable during the 10th year of the lease term, to repurchase the Condo Interest for $250.0 million. The lease term is 15 years, and the Company has three renewal options that could extend the term for an additional 20 years. In September 2009, the Company paid approximately $3 million of additional financing fees related to this transaction.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The transaction is accounted for as a financing transaction. As such, the Company will continue to depreciate the Condo Interest and account for the rental payments as interest expense. The difference between the purchase option price of $250.0 million and the net sale proceeds of approximately $211 million, or approximately $39 million, will be amortized over a 10-year period through interest expense. The effective interest rate on this transaction was approximately 13%. The net proceeds are included in “Long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheet as of September 27, 2009.

Medium-Term Notes

In February 2009, the Company repurchased all $49.5 million aggregate principal amount of its 10-year 7.125% Series I medium-term notes, maturing November 2009, for $49.4 million, or 99.875% of par (including commission).

In February and March 2009, the Company repurchased a total of $5.0 million aggregate principal amount of its 10-year 6.950% medium-term notes, maturing November 2009. The remaining aggregate principal amount of these medium-term notes is $44.5 million and is included in “Current portion of long-term debt and capital lease obligations” in the Company’s Condensed Consolidated Balance Sheet as of September 27, 2009.

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

The Company received proceeds of approximately $242 million (purchase price of $250.0 million, net of a $4.5 million investor funding fee and transaction costs), of which approximately $221 million was allocated to the notes and included in “Long-term debt and capital lease obligations” and approximately $21 million was allocated to the warrants and included in “Additional paid-in-capital” in the Company’s Condensed Consolidated Balance Sheet as of September 27, 2009. The difference between the purchase price of $250.0 million and the $221 million allocated to the notes, or approximately $29 million, will be amortized over a six-year period through interest expense. The effective interest rate on this transaction was approximately 17%.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company was in compliance with these covenants as of September 27, 2009.

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

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Any borrowings under the revolving credit agreement bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company. The amount available under the Company’s revolving credit agreement expiring in June 2011, after borrowings and outstanding letters of credit, was approximately $230 million as of September 27, 2009.

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required levels of stockholders’ equity (as defined by the agreement) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of September 27, 2009, the amount of stockholders’ equity in excess of the required levels was approximately $578 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Interest expense	$21,939	$12,222	$63,261	$37,631
Capitalized interest	(293)	(515)	(1,382)	(1,977)
Interest income	(618)	(49)	(1,049)	(147)

Interest expense, net	$21,028	$11,658	$60,830	$35,507

NOTE 4. INCOME TAXES

The Company has previously recorded its income tax provision or benefit in interim periods based on an estimated annual effective tax rate. However, since the second quarter of 2009, the Company uses the discrete period method to calculate taxes because minor changes in the Company’s estimated pre-tax results cause significant variability in the estimated annual effective tax rate and therefore, such an estimate is not reliable. Under the discrete period method, the Company calculates taxes based upon actual results as if the interim period were an annual period. This method produces the best estimate of the Company’s tax provision in 2009.

The Company had an income tax benefit of $3.2 million (effective tax rate of 8.3%) on pre-tax loss of $39.0 million in the third quarter of 2009 and an income tax benefit of $42.6 million (effective tax rate of 37.6%) on pre-tax loss of $113.5 million in the first nine months of 2009. The tax benefit in the third quarter and first nine months of 2009 was unfavorably affected by $11.7 million in tax expense due to the reduction of deferred tax asset balances as a result of lower income tax rates. The effective tax rate in the first nine months of 2009 was favorably affected by a $20.1 million adjustment to reduce the Company’s reserve for uncertain tax positions because statutes of limitation lapsed.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company had an income tax benefit of $40.4 million (effective tax rate of 26.0%) on pre-tax loss of $155.2 million in the third quarter of 2008 and an income tax benefit of $30.8 million (effective tax rate of 24.8%) on pre-tax loss of $124.2 million in the first nine months of 2008. In 2008, the effective income tax rates were low because the goodwill portion of the non-cash impairment charge at the New England Media Group and losses on investments in corporate-owned life insurance policies were non-deductible for tax purposes. In addition, a change in Massachusetts state tax law had an unfavorable effect.

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

The components of net periodic pension cost of all Company-sponsored plans and The New York Times Newspaper Guild pension plan were as follows:

	For the Quarters Ended
	September 27, 2009			September 28, 2008
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans	Qualified Plans	Non-Qualified Plans	All Plans
Service cost	$7,569	$297	$7,866	$10,110	$710	$10,820
Interest cost	25,744	3,573	29,317	25,078	3,463	28,541
Expected return on plan assets	(28,568)	—	(28,568)	(31,915)	—	(31,915)
Amortization of prior service (credit)/cost	(1,516)	109	(1,407)	462	17	479
Recognized actuarial loss	5,693	1,098	6,791	729	1,238	1,967
Curtailment loss	2,510	—	2,510	—	—	—

Net periodic pension cost	$11,432	$5,077	$16,509	$4,464	$5,428	$9,892

	For the Nine Months Ended
	September 27, 2009			September 28, 2008
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans	Qualified Plans	Non-Qualified Plans	All Plans
Service cost	$23,785	$944	$24,729	$30,330	$2,130	$32,460
Interest cost	77,239	10,800	88,039	75,234	10,389	85,623
Expected return on plan assets	(85,770)	—	(85,770)	(95,745)	—	(95,745)
Amortization of prior service (credit)/cost	(4,390)	334	(4,056)	1,186	51	1,237
Recognized actuarial loss	17,183	3,370	20,553	2,187	3,714	5,901
Curtailment loss	2,510	196	2,706	—	—	—

Net periodic pension cost	$30,557	$15,644	$46,201	$13,192	$16,284	$29,476

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the second quarter of 2009, various union agreements covering employees of The Boston Globe (the “Globe”) were amended. The amendments to two union agreements included the elimination of certain non-qualified retirement benefits, which resulted in a nominal curtailment. In connection with the curtailment, the Company remeasured the projected benefit obligation, resulting in a decrease in the pension liability of approximately $5 million and an increase in comprehensive income (before taxes) of approximately $5 million.

In the third quarter of 2009, the Boston Newspaper Guild of the Globe ratified amendments to its collective bargaining agreement. These amendments included freezing benefits under a Company-sponsored qualified defined benefit pension plan, which resulted in a curtailment and a remeasurement of the pension plan. Therefore, the Company recognized a curtailment loss of $2.5 million, a decrease in the pension liability of approximately $22 million and an increase in comprehensive income (before taxes) of approximately $25 million.

In 2009, the Company will make contractual funding contributions of approximately $16 million (approximately $11 million was made in the first nine months of 2009) in connection with The New York Times Newspaper Guild pension plan. However, the Company is not required to make contributions to its other pension plans in 2009, due to funding credits accrued from contributions in prior years.

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

In its Annual Report on Form 10-K for the year ended December 28, 2008, the Company disclosed an estimated underfunded pension obligation for funding purposes of $535 million, with required contributions beginning in 2010. As of its January 1, 2009 valuation date, with the application of an alternative discount rate permitted by the guidance mentioned above, the Company estimates its underfunded pension obligation for funding purposes to be approximately $300 million. However, this estimate is materially affected by the valuation date used and the applicable assumptions as of such date, including the discount rate. The Company believes a significant portion, if not all, of the 2010 required contributions will be offset with funding credits, and therefore the timing of required contributions could be delayed until 2011. The Company may still elect to make contributions to the pension plans in 2010 based on market and other factors, but does not plan to do so in 2009.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Pension Withdrawal Liabilities

In the second quarter of 2009, employees of the Globe represented by various unions ratified amendments to their collective bargaining agreements that allowed the Company to withdraw or partially withdraw from various multi-employer pension plans. These withdrawals resulted in withdrawal liabilities to these respective plans for the Company’s proportionate share of any unfunded vested benefits.

In the third quarter of 2009, the Company recorded a $73.6 million charge for the present value of estimated future payments under the pension withdrawal liabilities. The Company’s total estimated future payments relating to withdrawal liabilities to these multi-employer plans are approximately $187 million. These amounts will be adjusted as more information becomes available that will allow the Company to refine the estimate. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to the Company. While the exact period over which the payment of these liabilities would be made has not yet been determined, a withdrawal liability is generally paid in installments over a period of time that could extend up to 20 years (or beyond in the case of a mass withdrawal). The Company’s estimate assumes a payment period of approximately 20 years.

In the second quarter of 2009, the Company incurred a $6.6 million estimated charge for the present value of estimated future payments under a pension withdrawal liability in connection with the closing of its subsidiary, City & Suburban Delivery Systems, Inc. (“City & Suburban”). The Company’s total estimated future payments are approximately $8 million. The actual liability will not be known until the plan completes a final assessment of the withdrawal liability and issues a demand to the Company. See Note 6 for additional information.

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

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of net periodic postretirement benefit (credit)/cost were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Service cost	$388	$881	$1,164	$2,643
Interest cost	2,589	3,514	7,767	10,542
Amortization of prior service credit	(3,726)	(2,908)	(11,178)	(8,724)
Recognized actuarial loss	503	1,041	1,509	3,123

Net periodic postretirement (credit)/cost	$(246)	$2,528	$(738)	$7,584

NOTE 6. OTHER

Sale of Assets

In the third quarter of 2009, the Company sold certain surplus real estate assets at the Regional Media Group and recorded a gain on the sales totaling $5.2 million.

In the second quarter of 2009, the Company sold the TimesDaily, a daily newspaper located in Florence, Ala., for $11.5 million. The Company recorded a gain on the sale of $0.3 million in the second quarter of 2009.

Loan Issuance

In April 2009, the Company made a one-year secured term loan of approximately $13 million to a third party that provides home-delivery services for The Times and the Globe and circulation customer services for The Times. The Company had previously guaranteed the payments under the circulation service provider’s credit facility for approximately $20 million to enable it to obtain more favorable financing terms (see Note 10). However, the credit facility, which expired in April 2009, and the Company’s guarantee were replaced by the Company loan. The circulation service provider has agreed to pay the Company interest at an annual rate of 13% and has granted a security interest in all of its assets to secure the payment of the loan. In September 2009, the circulation service provider repaid $1 million, and therefore the amount outstanding as of September 27, 2009 is approximately $12 million.

City & Suburban Closure

In January 2009, the Company closed City & Suburban, which operated a wholesale distribution business that delivered The New York Times (“The Times”) and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area. With this change, the Company moved to a distribution model similar to that of The Times’s national edition. As a result, The Times is currently delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and the Company’s own drivers. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of September 27, 2009, total costs recorded to close City & Suburban were approximately $59 million, of which approximately $26 million was recorded in the first nine months of 2009 and approximately $33 million was recorded in 2008 (principally consisting of $29 million in severance costs). In the first nine months of 2009, the costs included a $16.4 million estimated loss, recorded in the first quarter, for the present value of remaining rental payments under leases, for property previously occupied by City & Suburban, in excess of estimated rental income under potential subleases and a $6.6 million estimated charge, recorded in the second quarter, for the present value of estimated future payments under a pension withdrawal liability related to a multi-employer pension plan. While the majority of costs to close City & Suburban have been recognized as of September 27, 2009, the loss on abandoned leases may be adjusted as the Company enters into subleases or other transactions to utilize or exit the vacant properties, and the estimated pension charge may be adjusted when the Company receives a final assessment regarding the actual pension withdrawal liability to be paid (see Note 5).

Plant Closing – Billerica, Mass.

In the second quarter of 2009, the Company completed the consolidation of the Globe’s printing facility in Billerica, Mass., into its Boston, Mass., facility. As of September 27, 2009, total costs recorded to close the Billerica facility were approximately $29 million, of which approximately $25 million was recorded in the first nine months of 2009 (approximately $13 million in severance, approximately $6 million in accelerated depreciation and approximately $6 million in moving costs) and approximately $4 million was recorded in 2008 (for accelerated depreciation). The majority of the costs to close the Billerica facility have been recognized as of September 27, 2009.

Capital expenditures to consolidate printing operations into one printing plant were approximately $4 million, of which the majority was incurred in the first nine months of 2009.

Severance Costs

The Company recognized severance costs of $3.8 million in the third quarter of 2009 and $30.5 million in the first nine months of 2009. In the third quarter and first nine months of 2008, the Company recognized severance costs of $18.1 million and $56.9 million, respectively. These costs were primarily recognized at the News Media Group related to various initiatives and are primarily recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Operations. As of September 27, 2009, the Company had a severance liability of approximately $15.4 million included in “Accrued expenses” in the Company’s Condensed Consolidated Balance Sheet.

Impairment of Assets

In the third quarter of 2008, the Company recorded a non-cash charge of $160.4 million for the impairment of property, plant and equipment, intangible assets and goodwill at the New England Media Group.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In the first quarter of 2008, the Company recorded a non-cash charge of $18.3 million for the write-down of assets for a systems project at the News Media Group. The Company reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

NOTE 7. EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands, except per share data)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Loss from continuing operations	$(35,624)	$(114,904)	$(71,028)	$(93,787)
Income from discontinued operations	—	8,611	—	8,300

Net loss	$(35,624)	$(106,293)	$(71,028)	$(85,487)

Average number of common shares outstanding-Basic	144,335	143,782	144,074	143,773
Incremental shares for assumed exercise of securities	—	—	—	—

Average number of common shares outstanding-Diluted	144,335	143,782	144,074	143,773

Loss from continuing operations	$(0.25)	$(0.80)	$(0.49)	$(0.65)
Income from discontinued operations	0.00	0.06	0.00	0.06

Loss per share-Basic	$(0.25)	$(0.74)	$(0.49)	$(0.59)

Loss from continuing operations	$(0.25)	$(0.80)	$(0.49)	$(0.65)
Income from discontinued operations	0.00	0.06	0.00	0.06

Loss per share-Diluted	$(0.25)	$(0.74)	$(0.49)	$(0.59)

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. The Company’s stock options and warrants could have a significant impact on diluted shares.

In the third quarter and first nine months of 2009 and 2008, securities that could potentially be dilutive were not included in diluted shares because the loss from continuing operations made them anti-dilutive. Therefore, the amount of basic and diluted shares was the same.

The number of stock options that were excluded from the computation of diluted earnings per share was approximately 31 million for the third quarter and the first nine months of 2009 with exercise prices ranging from $3.63 to $48.54. Approximately 32 million stock options in the third quarter and first nine months of 2008 with exercise prices ranging from $13.03 to $48.54 were excluded from the computation.

The number of warrants issued in the first quarter of 2009 that were excluded from the computation of diluted earnings per share was approximately 15.9 million for the third quarter and the first nine months of 2009. All of these warrants were issued in the first quarter of 2009 and have an exercise price of $6.3572.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net loss	$(35,735)	$(106,239)	$(70,840)	$(85,116)
Foreign currency translation adjustments	4,781	(10,559)	4,431	(1,892)
Adjustments to pension benefits obligation	24,566	—	29,623	—
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	2,161	579	3,330	1,537
Income tax (benefit)/expense	(11,336)	4,149	(13,791)	(307)

Comprehensive loss	(15,563)	(112,070)	(47,247)	(85,778)
Comprehensive loss/(income) attributable to the noncontrolling interest	111	(54)	(188)	(371)

Comprehensive loss attributable to The New York Times Company common stockholders	$(15,452)	$(112,124)	$(47,435)	$(86,149)

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $254 million as of September 27, 2009, and $278 million as of December 28, 2008.

NOTE 9. SEGMENT INFORMATION

The Company’s reportable segments consist of the News Media Group and the About Group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which principally includes The Times, the International Herald Tribune, NYTimes.com, global.nytimes.com, WQXR-FM (sold in October 2009, see Note 11) and related businesses; the New England Media Group, which principally includes the Globe, Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses); and

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.com).

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s Statements of Operations by reportable segment and Corporate were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
REVENUES
News Media Group	$539,849	$658,336	$1,679,371	$2,091,314
About Group	30,772	28,706	84,757	85,488

Total	$570,621	$687,042	$1,764,128	$2,176,802

OPERATING PROFIT/(LOSS)
News Media Group	$(28,661)	$(153,340)	$(62,070)	$(95,583)
About Group	13,729	10,784	32,910	29,421
Corporate	(10,506)	(7,888)	(34,581)	(37,812)

Total	$(25,438)	$(150,444)	$(63,741)	$(103,974)
Net income from joint ventures	7,498	6,892	20,335	15,264
Interest expense, net	21,028	11,658	60,830	35,507
Premium on debt redemption	—	—	9,250	—

Loss from continuing operations before income taxes	(38,968)	(155,210)	(113,486)	(124,217)
Income tax benefit	(3,233)	(40,360)	(42,646)	(30,801)

Loss from continuing operations	(35,735)	(114,850)	(70,840)	(93,416)
Discontinued operations, net of income taxes- Broadcast Media Group	—	8,611	—	8,300

Net loss	(35,735)	(106,239)	(70,840)	(85,116)
Net loss/(income) attributable to the noncontrolling interest	111	(54)	(188)	(371)

Net loss attributable to The New York Times Company common stockholders	$(35,624)	$(106,293)	$(71,028)	$(85,487)

NOTE 10. CONTINGENT LIABILITIES

Third-Party Guarantees

In April 2009, the Company’s guarantee for payments under a third-party circulation service provider’s credit facility expired (see Note 6). As of September 27, 2009, the Company had additional outstanding guarantees on behalf of this third-party circulation service provider, as well as on behalf of two third parties that provide printing and distribution services for The Times’s national edition. The guarantees were for payments under property and equipment leases, and for certain debt and costs related to any default. The total amount of the guarantees was approximately $5 million as of September 27, 2009. In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of September 27, 2009 and December 28, 2008.

Other

The Company also had letters of credit of approximately $66 million as of September 27, 2009, primarily to satisfy requirements by insurance companies, to provide support for the Company’s workers’ compensation liability and to support the sale-leaseback financing. The workers’ compensation liability (approximately $44 million) is included in the Company’s Condensed Consolidated Balance Sheet as of September 27, 2009.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

NOTE 11. SUBSEQUENT EVENTS

On October 8, 2009, the Company completed the sale of WQXR-FM, its New York City radio station, to subsidiaries of Univision Radio Inc. and WNYC Radio for a total of approximately $45 million. Univision Radio paid the Company $33.5 million to exchange the FCC 105.9 FM broadcast license and transmitting equipment for the Company’s license, equipment and stronger signal at 96.3 FM. At the same time, WNYC Radio purchased the FCC license for 105.9 FM, all related transmitting equipment and WQXR’s call letters and Web site from the Company for $11.5 million. Univision Radio is retaining the WCAA-FM call letters. The Company used the proceeds from the sale to pay outstanding debt. The Company expects to record an after-tax gain on the sale of approximately $23 million.

The Company has evaluated subsequent events through November 4, 2009, the date on which these financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified media company that currently includes newspapers, Internet businesses, investments in paper mills and other investments. Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which principally includes The New York Times (“The Times”), the International Herald Tribune, NYTimes.com, global.nytimes.com, WQXR-FM (which was sold in October 2009) and related businesses; the New England Media Group, which principally includes The Boston Globe (the “Globe”), Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses). The News Media Group generates revenues principally from print and online advertising and through circulation. Other revenues, which make up the remainder of revenues, primarily consist of revenues from news services/syndication, commercial printing, digital archives, rental income and direct mail advertising services. In 2008, other revenues also included revenues from the delivery of third-party publications by City & Suburban Delivery Systems, Inc. (“City & Suburban”), which was closed in early January 2009. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.com). The About Group principally generates revenues from cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising that is relevant to its adjacent content, and e-commerce (including sales lead generation). Almost all of its revenues (95 % in the first nine months of 2009) are derived from the sale of advertisements (cost-per-click and display advertising). Cost-per-click advertising accounts for 60% of the About Group’s total advertising revenues. The About Group’s main operating costs are employee-related costs and content and hosting costs.

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

Like many companies across America and in our industry, we have continued to face a challenging business environment. The effect of the global economic downturn, coupled with the secular changes affecting newspapers, resulted in significant revenue declines in the first nine months of 2009 as advertisers pulled back on print placements in all categories. Digital revenues also decreased as a result of the weakening economy. The rate of decline in advertising revenues moderated in the third quarter of 2009, from what we experienced in the second quarter, declining 26.9% in the third quarter of 2009 and 28.1% in the first nine months of 2009 compared with the respective periods in 2008. Looking ahead, visibility remains limited for advertising. We have seen encouraging signs of improvement in the overall economy and in discussions with our advertisers. Early in the fourth quarter, print advertising trends, in comparison to the third quarter, have improved modestly, while digital advertising trends are improving more significantly. As the advertising marketplace, particularly in print, changes, we continue to explore payment models as well as other approaches to generate revenues from our online content and to evaluate our circulation pricing models. In the third quarter of 2009, our circulation revenues increased 6.7% compared with the third quarter of 2008. In addition, we have continued our efforts to reduce expenses. In the third quarter of 2009, our operating costs declined about 22% compared with the third quarter of 2008, with reductions in nearly all major expense categories. See “—Results of Operations” for a further discussion of our third-quarter and nine-month performance.

In light of difficult economic conditions, we have also taken steps in the first nine months of 2009 to improve our liquidity. These liquidity efforts are further described in the “Liquidity and Capital Resources” section below and include the execution of a sale-leaseback financing for a portion of the space we own and occupy in our New York City headquarters and the issuance of senior unsecured notes and warrants. The proceeds from these transactions were used to repay existing debt. More than three-quarters of our debt now matures in 2015 or later.

RECENT DEVELOPMENTS

New England Media Group

The New England Media Group, which includes the Globe, the Worcester Telegram & Gazette and their Web sites, has been affected by secular and cyclical forces affecting the media industry. We have responded by developing a strategic plan that includes consolidating printing facilities, raising circulation prices and reducing compensation and headcount. In addition, we retained Goldman, Sachs & Co. to explore a potential sale of the New England Media Group. However, after careful consideration and analysis, in October 2009, we terminated the process to explore the sale of the Globe, Boston.com and related businesses. We continue to assess strategic alternatives for the Worcester Telegram & Gazette.

As part of our restructuring efforts, earlier in the year, we engaged in extensive negotiations with the Globe’s unions on various cost-cutting measures. In the second and third quarters of 2009, employees of the Globe represented by various unions ratified amendments to their collective bargaining agreements, which we project will save $20 million in annual operating costs.

Amendments to two union agreements ratified in the second quarter of 2009 included the elimination of certain non-qualified retirement benefits, which resulted in a nominal curtailment. In connection with the curtailment, we remeasured the projected benefit obligation, resulting in a decrease in the pension liability of approximately $5 million and an increase in comprehensive income (before taxes) of approximately $5 million. In the third quarter of 2009, the Boston Newspaper Guild of the Globe ratified amendments to its collective bargaining agreement. These amendments included freezing benefits under a Company-sponsored qualified defined benefit pension plan, which resulted in a curtailment and a remeasurement of the pension plan. Therefore, we recognized in the third quarter of 2009 a curtailment loss of $2.5 million, a decrease in the pension liability of approximately $22 million and an increase in comprehensive income (before taxes) of approximately $25 million.

In addition, amendments to several collective bargaining agreements allowed us to withdraw or partially withdraw from various multi-employer pension plans. These withdrawals resulted in withdrawal liabilities to these respective plans for our proportionate share of any unfunded vested benefits. In the third quarter of 2009, we recorded a $73.6 million charge for the present value of estimated future payments under the pension withdrawal liabilities. Our total estimated future payments relating to withdrawal liabilities to these multi-employer plans are approximately $187 million. These amounts will be adjusted as more information becomes available that will allow us to refine the estimate. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to us. While the exact period over which the payment of these liabilities would be made has not yet been determined, a withdrawal liability is generally paid in installments over a period of time that could extend up to 20 years (or beyond in the case of a mass withdrawal). Our estimate assumes a payment period of approximately 20 years.

Sale of Assets

On October 8, 2009, we completed the sale of WQXR-FM, our New York City radio station to subsidiaries of Univision Radio Inc. and WNYC Radio for a total of approximately $45 million. Univision Radio paid us $33.5 million to exchange the FCC 105.9 FM broadcast license and transmitting equipment for our license, equipment and stronger signal at 96.3 FM. At the same time, WNYC Radio purchased the FCC license for 105.9 FM, all related transmitting equipment and WQXR’s call letters and Web site from us for $11.5 million. Univision Radio is retaining the WCAA-FM call letters. We used the proceeds from the sale to pay outstanding debt. We expect to record an after-tax gain on the sale of approximately $23 million.

In the third quarter of 2009, we sold certain surplus real estate assets at the Regional Media Group and recorded a gain on the sales totaling $5.2 million.

In the second quarter of 2009, we sold the TimesDaily, a daily newspaper located in Florence, Ala., for $11.5 million. We recorded a gain on the sale of $0.3 million in the second quarter of 2009.

Loan Issuance

In April 2009, we made a one-year secured term loan of approximately $13 million to a third party that provides home-delivery services for The Times and the Globe and circulation customer services for The Times. We had previously guaranteed the payments under the circulation service provider’s credit facility for approximately $20 million to enable it to obtain more favorable financing terms (see Note 10 of the Notes to the Condensed Consolidated Financial Statements). However, the credit facility, which expired in April 2009, and our guarantee were replaced by our loan. The circulation service provider has agreed to pay us interest at an annual rate of 13% and has granted a security interest in all of its assets to secure the payment of the loan. In September 2009, the circulation service provider repaid $1 million, and therefore the amount outstanding as of September 27, 2009 is approximately $12 million.

City & Suburban Closure

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

As of September 27, 2009, total costs recorded to close City & Suburban were approximately $59 million, of which approximately $26 million was recorded in the first nine months of 2009 and approximately $33 million was recorded in 2008 (principally consisting of $29 million in severance costs). In the first nine months of 2009, the costs included a $16.4 million estimated loss, recorded in the first quarter, for the present value of remaining rental payments under leases, for property previously occupied by City & Suburban, in excess of estimated rental income under potential subleases and a $6.6 million estimated charge, recorded in the second quarter for the present value of estimated future payments under a pension withdrawal liability related to a multi-employer pension plan. While the majority of costs to close City & Suburban have been recognized as of September 27, 2009, the loss on abandoned leases may be adjusted as we enter into subleases or other transactions to utilize or exit the vacant properties, and the estimated pension charge may be adjusted when we receive a final assessment regarding the actual pension withdrawal liability to be paid (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

The effect of the closure on our third-quarter 2009 results was a decrease in other revenues (from the elimination of the delivery of third-party publications) of approximately $19 million, circulation revenues (from the sale of The Times to wholesale distributors rather than retailers) of approximately $2 million and operating costs of approximately $31 million.

The effect of the closure on our nine-month 2009 results was a decrease in other revenues of approximately $54 million, circulation revenues of approximately $7 million and operating costs of approximately $88 million.

Plant Closing – Billerica, Mass.

In the second quarter of 2009, we completed the consolidation of the Globe’s printing facility in Billerica, Mass., into our Boston, Mass., facility. As of September 27, 2009, total costs recorded to close the Billerica facility were approximately $29 million, of which approximately $25 million was recorded in the first nine months of 2009 (approximately $13 million in severance, approximately $6 million in accelerated depreciation and approximately $6 million in moving costs) and approximately $4 million was recorded in 2008 (for accelerated depreciation). The majority of the costs to close the Billerica facility have been recognized as of September 27, 2009.

Capital expenditures to consolidate printing operations into one printing plant were approximately $4 million, of which the majority was incurred in the first nine months of 2009.

Severance Costs

We recognized severance costs of $3.8 million in the third quarter of 2009 and $30.5 million in the first nine months of 2009. In the third quarter and first nine months of 2008, we recognized severance costs of $18.1 million and $56.9 million, respectively. These costs were primarily recognized at the News Media Group related to various initiatives and are primarily recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations.

2009 EXPECTATIONS

These expectations have not changed since detailed in our earnings press release for the third quarter of 2009 except for our expectations on severance costs and year-over-year savings on severance.

For 2009, approximate expectations are as follows:

•	Depreciation and amortization: $135 to $140 million (including $6 million of accelerated depreciation for the consolidation of the Globe’s printing plants),

•	Capital expenditures: $60 million,

•	Interest expense: $85 million and

•	Severance costs: $50 million.

We expect to save approximately $475 million in operating costs as a result of reductions in nearly all major expense categories. This includes approximate year-over-year savings for:

•	Closure of City & Suburban: $118 million,

•	Newsprint: $65 million,

•	Severance: $30 million,

•	Benefit plan changes for nonunion employees: $18 million,

•	Boston labor agreements: $10 million in the second half of 2009 and $20 million annually in 2010,

•	Boston plant consolidation: $9 million in the second half of 2009 and $18 million annually in 2010 and

•

Significant savings as a result of the decrease in the size of our workforce, which at the end of September 2009 was down 20 percent from the prior year, and a reduction in salaries in the second quarter of 2009.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	% Change	September 27, 2009	September 28, 2008	% Change
Revenues
Advertising	$290,998	$398,196	(26.9)	$942,926	$1,310,912	(28.1)
Circulation	240,766	225,689	6.7	697,156	676,486	3.1
Other	38,857	63,157	(38.5)	124,046	189,404	(34.5)

Total revenues	570,621	687,042	(16.9)	1,764,128	2,176,802	(19.0)
Operating costs
Production costs:
Raw materials	31,901	62,645	(49.1)	130,349	182,006	(28.4)
Wages and benefits	129,046	148,183	(12.9)	404,998	473,695	(14.5)
Other	80,246	111,418	(28.0)	250,689	331,508	(24.4)

Total production costs	241,193	322,246	(25.2)	786,036	987,209	(20.4)
Selling, general and administrative costs	252,635	320,929	(21.3)	845,392	1,006,392	(16.0)
Depreciation and amortization	31,319	33,881	(7.6)	102,517	108,454	(5.5)

Total operating costs	525,147	677,056	(22.4)	1,733,945	2,102,055	(17.5)
Pension withdrawal and curtailment expense	76,110	—	N/A	82,759	—	N/A
Gain on sale of assets	5,198	—	N/A	5,198	—	N/A
Loss on leases	—	—	N/A	16,363	—	N/A
Impairment of assets	—	160,430	N/A	—	178,721	N/A

Operating loss	(25,438)	(150,444)	(83.1)	(63,741)	(103,974)	(38.7)
Net income from joint ventures	7,498	6,892	8.8	20,335	15,264	33.2
Interest expense, net	21,028	11,658	80.4	60,830	35,507	71.3
Premium on debt redemption	—	—	N/A	9,250	—	N/A

Loss from continuing operations before income taxes	(38,968)	(155,210)	(74.9)	(113,486)	(124,217)	(8.6)
Income tax benefit	(3,233)	(40,360)	(92.0)	(42,646)	(30,801)	38.5

Loss from continuing operations	(35,735)	(114,850)	(68.9)	(70,840)	(93,416)	(24.2)
Discontinued operations, net of income taxes-Broadcast Media Group	—	8,611	N/A	—	8,300	N/A

Net loss	(35,735)	(106,239)	(66.4)	(70,840)	(85,116)	(16.8)
Net loss/(income) attributable to the noncontrolling interest	111	(54)	*	(188)	(371)	(49.3)

Net loss attributable to The New York Times Company common stockholders	$(35,624)	$(106,293)	(66.5)	$(71,028)	$(85,487)	(16.9)

*	Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	% Change	September 27, 2009	September 28, 2008	% Change
Revenues:
News Media Group	$539,849	$658,336	(18.0)	$1,679,371	$2,091,314	(19.7)
About Group	30,772	28,706	7.2	84,757	85,488	(0.9)

Total revenues	$570,621	$687,042	(16.9)	$1,764,128	$2,176,802	(19.0)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	% Change	September 27, 2009	September 28, 2008	% Change
The New York Times Media Group
Advertising	$164,501	$234,001	(29.7)	$550,712	$781,607	(29.5)
Circulation	175,246	165,993	5.6	508,511	496,866	2.3
Other	23,294	43,800	(46.8)	74,842	130,587	(42.7)

Total	$363,041	$443,794	(18.2)	$1,134,065	$1,409,060	(19.5)

New England Media Group
Advertising	$53,927	$74,060	(27.2)	$168,299	$240,591	(30.0)
Circulation	45,930	38,797	18.4	124,462	114,060	9.1
Other	9,804	12,683	(22.7)	30,801	38,029	(19.0)

Total	$109,661	$125,540	(12.6)	$323,562	$392,680	(17.6)

Regional Media Group
Advertising	$43,217	$63,547	(32.0)	$143,229	$209,212	(31.5)
Circulation	19,590	20,899	(6.3)	64,183	65,560	(2.1)
Other	4,340	4,556	(4.7)	14,332	14,802	(3.2)

Total	$67,147	$89,002	(24.6)	$221,744	$289,574	(23.4)

Total News Media Group
Advertising	$261,645	$371,608	(29.6)	$862,240	$1,231,410	(30.0)
Circulation	240,766	225,689	6.7	697,156	676,486	3.1
Other	37,438	61,039	(38.7)	119,975	183,418	(34.6)

Total	$539,849	$658,336	(18.0)	$1,679,371	$2,091,314	(19.7)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. The effect of the global economic downturn, coupled with the secular changes affecting newspapers, resulted in significant revenue declines in the third quarter and first nine months of 2009. Advertisers pulled back on print placements in all categories – national, classified and retail. Total News Media Group advertising revenues decreased in the third quarter and first nine months of 2009 compared with the same periods in the prior year, primarily due to lower print and online volume. Print advertising revenues, which represented approximately 86% of total advertising revenues for the News Media Group, declined 31.2% for the third quarter and 31.8% for the first nine months of 2009. Online advertising revenues decreased 18.5% in the third quarter of 2009 and 16.4% for the first nine months of 2009, mainly due to classified advertising declines.

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	% Change	September 27, 2009	September 28, 2008	% Change
National	$134,986	$188,666	(28.5)	$454,459	$616,475	(26.3)
Retail	64,829	86,507	(25.1)	210,775	281,188	(25.0)
Classified	51,046	82,778	(38.3)	164,303	289,730	(43.3)
Other	10,784	13,657	(21.0)	32,703	44,017	(25.7)

Total	$261,645	$371,608	(29.6)	$862,240	$1,231,410	(30.0)

Below is a percentage breakdown of advertising revenues in the first nine months of 2009 (print and online) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	72%	13%	3%	6%	1%	3%	13%	2%	100%
New England Media Group	30%	33%	5%	7%	9%	7%	28%	9%	100%
Regional Media Group	4%	59%	5%	9%	7%	10%	31%	6%	100%
Total News Media Group	53%	24%	4%	7%	4%	4%	19%	4%	100%

The New York Times Media Group

Total advertising revenues declined in the third quarter and first nine months of 2009 compared with the same periods last year primarily due to lower print advertising, particularly in the national category. Online advertising revenues also declined, principally in the national and classified categories, in the third quarter and first nine months of 2009 compared with the same periods last year.

National advertising revenues decreased in the third quarter and first nine months of 2009 compared with the same period in 2008 mainly because of lower print advertising. National print advertising has been negatively affected by the slowdown in the economy, with significant categories such as studio entertainment, financial services and international fashion experiencing declines. Online national advertising also experienced volume declines in the third quarter and first nine months of 2009 compared with the same periods last year.

Classified advertising revenues decreased in the third quarter and first nine months of 2009 compared with the same periods in 2008 due to declines in all print categories (real estate, help-wanted, and automotive) and nearly all online categories (mainly real estate and help-wanted). Weak economic conditions contributed to the declines in classified advertising, with print declines exacerbated by secular shifts to online alternatives.

Retail advertising revenues declined in the third quarter and first nine months of 2009 compared with the same period in 2008 because of lower volume in various print advertising categories. Soft economic conditions contributed to shifts in marketing strategies and budget cuts of major advertisers, which have negatively affected retail advertising.

New England Media Group

Total advertising revenues declined in the third quarter and first nine months of 2009 compared with the same prior-year periods primarily due to continued declines in print advertising revenue. Online advertising also declined.

National, retail and particularly classified advertising revenues declined in the third quarter and first nine months of 2009 compared with the same periods in 2008, mainly due to lower volume in various print and online advertising categories. Soft economic conditions led to declines in all print categories of classified advertising revenues (mainly help-wanted, real estate and automotive), with the help-wanted category experiencing the most significant declines due to the continued softness in the job market. Print declines were also exacerbated by secular shifts to online advertising.

Regional Media Group

Total advertising revenues declined in the third quarter and first nine months of 2009 compared with the same periods in 2008 mainly due to declines in all print categories, particularly in the retail and classified areas (mainly real estate, help-wanted and automotive). Soft economic conditions contributed to declines in retail and classified advertising. In addition, the declines in the classified areas were driven by the downturn in the Florida and California housing markets. About two-thirds of the Regional Media Group advertising revenues came from newspapers in Florida and California. Also, in the third quarter and first nine months of 2009 online classified and retail advertising revenues decreased due to deteriorating market conditions.

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

Circulation revenues in the third quarter and first nine months of 2009 increased, compared with the same periods in 2008, mainly because of higher subscription and newsstand prices, offset in part by volume declines across the News Media Group and the impact of the closure of City & Suburban, which was closed in early January 2009 (see “Recent Developments – City & Suburban Closure” section for additional information). In the second quarter of 2009, both The Times and the Globe increased subscription and newsstand prices.

Other Revenues

Other revenues decreased in the third quarter of 2009 compared with the same period in 2008 primarily because of the closure of City & Suburban, lower commercial printing revenues and lower revenues from direct mail advertising services at the New England Media Group. Other revenues declined in the first nine months of 2009 compared with the same period in 2008 largely because of the closure of City & Suburban and lower direct mail advertising services at the New England Media Group.

About Group

About Group revenues increased in the third quarter of 2009 and were flat in the first nine months of 2009 compared with the same periods in 2008 due to higher cost-per-click advertising partially offset by lower levels of display advertising, which has shown an improving trend in the first nine months of 2009.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	% Change	September 27, 2009	September 28, 2008	% Change
Operating costs
Production costs:
Raw materials	$31,901	$62,645	(49.1)	$130,349	$182,006	(28.4)
Wages and benefits	129,046	148,183	(12.9)	404,998	473,695	(14.5)
Other	80,246	111,418	(28.0)	250,689	331,508	(24.4)

Total production costs	241,193	322,246	(25.2)	786,036	987,209	(20.4)
Selling, general and administrative costs	252,635	320,929	(21.3)	845,392	1,006,392	(16.0)
Depreciation and amortization	31,319	33,881	(7.6)	102,517	108,454	(5.5)

Total operating costs	$525,147	$677,056	(22.4)	$1,733,945	$2,102,055	(17.5)

Production Costs

Production costs decreased in the third quarter of 2009 compared with the same period last year primarily as a result of our efforts to restructure our cost base.

Raw materials expense declined approximately $31 million, particularly in newsprint, mainly as a result of lower pricing. Newsprint expense declined 45.1%, with 27.9% from lower pricing and 17.2% from lower consumption. Newsprint prices reached a peak in November 2008, and prices have fallen significantly since then due to a rapid decline in consumption, causing an oversupply of newsprint in the market. We believe that prices have hit the bottom of the cycle during the third quarter of 2009. Suppliers have recently announced price increases, the majority of which are expected to be implemented in the fourth quarter of 2009. We expect newsprint prices to remain under pressure. However, we believe further price increases will be dependent on a substantial reduction in capacity to bring newsprint supply and demand more in balance.

Our staff reductions and other cost-saving initiatives lowered compensation-related costs and benefits expense by approximately $19 million in the third quarter of 2009.

The closure of City & Suburban in January 2009 contributed approximately $13 million in cost savings in the third quarter of 2009.

Production costs decreased in the first nine months of 2009 compared with the same period last year, also primarily as a result of our efforts to restructure our cost base. Our staff reductions and other cost-saving initiatives lowered compensation-related costs and benefits expense by approximately $68 million. Raw materials expense declined approximately $52 million, mainly as a result of lower newsprint consumption. Newsprint expense declined 23.2%, with 21.7% from lower consumption and 1.5% from lower pricing.

The closure of City & Suburban in January 2009 contributed approximately $36 million in cost savings in the first nine months of 2009.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the third quarter of 2009 compared with the same period last year primarily as a result of savings from cost reduction strategies. In the third quarter of 2009, our cost reduction efforts contributed approximately $18 million in cost savings from the closure of City & Suburban, $15 million in lower promotion costs and professional fees, $11 million in compensation-related costs and benefits expense and $8 million in lower distribution costs. In addition, we had lower severance costs of approximately $14 million.

Selling, general and administrative costs decreased in the first nine months of 2009 compared with the same period last year, also primarily as a result of savings from cost restructuring strategies. In the first nine months of 2009, our cost reduction efforts contributed approximately $51 million in cost savings for the closure of City & Suburban, $37 million in lower promotion costs and professional fees, $19 million in lower distribution costs and $18 million in compensation-related costs and benefits expense. In addition, we had lower severance costs of approximately $26 million.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	% Change	September 27, 2009	September 28, 2008	% Change
Depreciation and amortization:
News Media Group	$28,552	$29,459	(3.1)	$94,177	$93,882	0.3
About Group	2,767	2,636	5.0	8,340	9,038	(7.7)
Corporate	—	1,786	N/A	—	5,534	N/A

Total depreciation and amortization	$31,319	$33,881	(7.6)	$102,517	$108,454	(5.5)

In the third quarter of 2009, the News Media Group’s depreciation and amortization decreased primarily because of the lower depreciable assets in 2009 as a result of the impairment of property, plant and equipment at the New England Media Group in the third quarter of 2008 partially offset by higher depreciation expense for a systems project. In the first nine months of 2009, the News Media Group’s depreciation expense increased slightly compared to the same period in 2008 primarily due to higher depreciation expense for a systems project and higher accelerated depreciation for assets at the Billerica, Mass., printing facility, which we consolidated with our Boston, Mass., facility. These increases were partially offset by lower depreciable assets in 2009 as a result of the impairment of property, plant and equipment at the New England Media Group in the third quarter of 2008 and lower depreciation expense for the closure of the Edison, N.J., printing plant, in March 2008. The About Group’s depreciation and amortization declined in the first nine months of 2009 compared with the same periods in 2008 mainly because certain assets reached the end of their amortization period after the second quarter of 2008. Beginning in 2009, we began to allocate Corporate’s depreciation and amortization expense to our operating segments. Therefore, Corporate no longer recognizes depreciation and amortization expense.

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	% Change	September 27, 2009	September 28, 2008	% Change
Operating costs:
News Media Group	$497,598	$651,246	(23.6)	$1,647,517	$2,008,176	(18.0)
About Group	17,043	17,922	(4.9)	51,847	56,067	(7.5)
Corporate	10,506	7,888	33.2	34,581	37,812	(8.5)

Total operating costs	$525,147	$677,056	(22.4)	$1,733,945	$2,102,055	(17.5)

News Media Group

Operating costs decreased in the third quarter of 2009 compared with the same period last year primarily due to reductions in nearly all major expense categories as a result of cost-saving initiatives. Our cost-saving initiatives lowered compensation-related costs and benefits expense by approximately $33 million. The closure of City & Suburban in January 2009 contributed approximately $31 million in cost savings in the third quarter of 2009. Raw materials expense declined approximately $31 million, particularly in newsprint, mainly as a result of lower newsprint prices. In addition, severance costs were lower by approximately $14 million.

Operating costs decreased in the first nine months of 2009 compared with the same period last year, also primarily as a result of restructuring efforts. Our cost-saving initiatives lowered compensation-related costs and benefits expense by approximately $94 million. The closure of City & Suburban in January 2009 contributed approximately $88 million in cost savings in the first nine months of 2009. Raw materials expense declined approximately $52 million, particularly in newsprint, mainly as a result of lower newsprint consumption. In addition, severance costs were lower by approximately $26 million.

About Group

Operating costs for the About Group decreased in the third quarter of 2009 compared with the third quarter of 2008, primarily due to cost-saving initiatives, which resulted in lower professional fees ($0.7 million).

Operating costs for the About Group decreased in the first nine months of 2009 compared with the same period in 2008 also primarily due to cost-saving initiatives. These efforts resulted in lower professional fees ($1.3 million), compensation-related costs and benefits expense ($1.2 million) and marketing costs ($0.8 million). Depreciation and amortization expense also declined in the first nine months of 2009 ($0.7 million).

Impairment of Assets

In the third quarter of 2008, we recorded a non-cash charge of $160.4 million for the impairment of property, plant and equipment, intangible assets and goodwill at the New England Media Group.

In the first quarter of 2008, we recorded a non-cash charge of $18.3 million for the write-down of assets for a systems project at the News Media Group. We reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

Operating Profit/(Loss)

Consolidated operating profit/(loss), by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	% Change	September 27, 2009	September 28, 2008	% Change
Operating profit/(loss):
News Media Group	$(28,661)	$(153,340)	(81.3)	$(62,070)	$(95,583)	(35.1)
About Group	13,729	10,784	27.3	32,910	29,421	11.9
Corporate	(10,506)	(7,888)	33.2	(34,581)	(37,812)	(8.5)

Total operating loss	$(25,438)	$(150,444)	(83.1)	$(63,741)	$(103,974)	(38.7)

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit/(loss) are previously discussed under “Recent Developments—New England Media Group,” “—Sale of Assets,” “—City & Suburban Closure,” “Revenues,” “Operating Costs” and “Impairment of Assets.”

Non-Operating Items

Joint Ventures

Net income from joint ventures totaled $7.5 million in the third quarter of 2009 compared with $6.9 million in the third quarter of 2008 and $20.3 million in first nine months of 2009 compared with $15.3 million in the first nine months of 2008. The third quarter of 2008 included a $5.6 million non-cash impairment charge for our equity investment in Metro Boston. The third quarter of 2009 was negatively impacted by lower paper prices at the paper mills in which we have investments. In January 2009, we announced that we were exploring the sale of our ownership interest in NESV.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Interest expense	$21,939	$12,222	$63,261	$37,631
Capitalized interest	(293)	(515)	(1,382)	(1,977)
Interest income	(618)	(49)	(1,049)	(147)

Interest expense, net	$21,028	$11,658	$60,830	$35,507

Interest expense-net increased in the third quarter of 2009 compared with the same period in 2008 primarily due to higher interest rates on our debt offset in part by lower average debt outstanding.

In the first nine months of 2009, interest expense-net increased compared with the first nine months of 2008 primarily due to higher interest rates on our debt and higher average debt levels.

Income Taxes

We have previously recorded our income tax provision or benefit in interim periods based on an estimated annual effective tax rate. However, since the second quarter of 2009, we used the discrete period method to calculate taxes because minor changes in our estimated pre-tax results cause significant variability in the estimated annual effective tax rate and therefore, such an estimate is not reliable. Under the discrete period method, we calculate taxes based upon actual results as if the interim period were an annual period. This method produces the best estimate of our tax provision in 2009.

We had an income tax benefit of $3.2 million (effective tax rate of 8.3%) on pre-tax loss of $39.0 million in the third quarter of 2009 and an income tax benefit of $42.6 million (effective tax rate of 37.6%) on pre-tax loss of $113.5 million in the first nine months of 2009. The tax benefit in the third quarter and first nine months of 2009 was unfavorably affected by $11.7 million in tax expense due to the reduction of deferred tax asset balances as a result of lower income tax rates. The effective tax rate in the first nine months of 2009 was favorably affected by a $20.1 million adjustment to reduce our reserve for uncertain tax positions because statutes of limitation lapsed.

We had an income tax benefit of $40.4 million (effective tax rate of 26.0%) on pre-tax loss of $155.2 million in the third quarter of 2008 and an income tax benefit of $30.8 million (effective tax rate of 24.8%) on pre-tax loss of $124.2 million in the first nine months of 2008. In 2008, the effective income tax rates were low because the goodwill portion of the non-cash impairment charge at the New England Media Group and losses on investments in corporate-owned life insurance policies were non-deductible for tax purposes. In addition, a change in Massachusetts state tax law had an unfavorable effect.

LIQUIDITY AND CAPITAL RESOURCES

In 2009 we expect our cash balance, cash provided from operations, and third-party financing, described below, to be sufficient to meet our cash obligations.

Required contributions for our qualified pension plans can have a significant impact on cash flows. As a result of significant declines in the equity markets in 2008, the funded status of our qualified pension plans was adversely affected. In addition, we have pension withdrawal liabilities as a result of amendments to collective bargaining agreements with various unions covering employees of the Globe (See “Recent Developments—New England Media Group”). See Note 5 of the Notes to the Condensed Consolidated Financial Statements for information regarding our pension funding and pension withdrawal liabilities.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008
Operating Activities	$137,804	$144,232
Investing Activities	$(30,995)	$(142,113)
Financing Activities	$(136,831)	$(8,862)

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

While revenues declined in the first nine months of 2009, we were able to maintain net cash provided by operating activities in the first nine months of 2009 similar to the amount in first nine months of 2008. The revenue decline was almost entirely offset by a reduction in operating costs and by lower working capital requirements.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investing activities generally includes payments for acquisitions of new businesses, equity investments and capital projects.

In the first nine months of 2009, net cash used in investing activities decreased mainly due to higher capital expenditures in 2008 related to the consolidation of our New York area printing operations into our facility in College Point, N.Y., and construction of our headquarters.

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

In the first nine months of 2009, net cash used in financing activities consisted mainly of repayments under our revolving credit agreements, repayments in connection with the redemption of our notes due March 15, 2010 and the repurchase of medium-term notes, partially offset by debt incurred under the issuance of senior unsecured notes and the sale-leaseback financing (see discussions under the “Third-Party Financing” section below). In the first nine months of 2008, net cash used in financing activities consisted mainly of repayments of commercial paper and payment of dividends to our stockholders, partially offset by borrowings under our revolving credit agreements.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

Our total debt was approximately $917 million as of September 27, 2009. This included debt incurred under our sale-leaseback financing and the issuance of senior unsecured notes (see discussions below for additional information on these transactions), borrowings under a revolving credit agreement and capital lease obligations.

The table below details the maturities and carrying value of our debt, excluding capital lease obligations, as of September 27, 2009.

(In thousands)
Year	Amount
2009 6.95% medium-term notes	$44,500
2011 Amount outstanding under revolving credit facility	104,500
2012 4.61% medium-term notes	75,000
2015 5.0% notes and 14.053% notes	500,000
2019 Option to repurchase ownership interest in headquarters building	250,000

Total	$974,000
Unamortized amounts	(64,235)

Carrying value as of September 27, 2009	$909,765

Based on recent market prices and debt with similar terms and average maturities, the fair value of our debt was approximately $978 million as of September 27, 2009.

Redemption of Debt

In April 2009, we settled the redemption of all $250.0 million outstanding aggregate principal amount of our 4.5% notes due March 15, 2010, that had been called for redemption in March 2009. The redemption price of approximately $260 million included a $9.3 million premium and was computed under the terms of the notes as the present value of the scheduled payments of principal and unpaid interest, plus accrued interest to the redemption settlement date.

Sale-Leaseback Financing

In March 2009, one of our affiliates entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest in our headquarters building located at 620 Eighth Avenue in New York City (“Condo Interest”). The sale price for the Condo Interest was $225.0 million. We have an option, exercisable during the 10th year of the lease term, to repurchase the Condo Interest for $250.0 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years. In September 2009, we paid approximately $3 million of additional financing fees related to this transaction.

The transaction is accounted for as a financing transaction. As such, we will continue to depreciate the Condo Interest and account for the rental payments as interest expense. The difference between the purchase option price of $250.0 million and the net sale proceeds of approximately $211 million, or approximately $39 million, will be amortized over a 10-year period through interest expense. The effective interest rate on this transaction was approximately 13%. The net proceeds are included in “Long-term debt and capital lease obligations” in our Condensed Consolidated Balance Sheet as of September 27, 2009.

Medium-Term Notes

In February 2009, we repurchased all $49.5 million aggregate principal amount of our 10-year 7.125% Series I medium-term notes, maturing November 2009, for $49.4 million, or 99.875% of par (including commission).

In February and March 2009, we repurchased a total of $5.0 million aggregate principal amount of our 10-year 6.950% medium-term notes, maturing November 2009. The remaining aggregate principal amount of these medium-term notes is $44.5 million and is included in “Current portion of long-term debt and capital lease obligations” in our Condensed Consolidated Balance Sheet as of September 27, 2009.

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

We received proceeds of approximately $242 million (purchase price of $250.0 million, net of a $4.5 million investor funding fee and transaction costs), of which approximately $221 million was allocated to the notes and included in “Long-term debt and capital lease obligations” and approximately $21 million was allocated to the warrants and included in “Additional paid-in-capital” in our Condensed Consolidated Balance Sheet as of September 27, 2009. The difference between the purchase price of $250.0 million and the $221 million allocated to the notes, or approximately $29 million, will be amortized over a six-year period through interest expense. The effective interest rate on this transaction was approximately 17%.

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

•

create or incur liens with respect to any of our properties (subject to exceptions for customary permitted liens and liens securing debt in an amount less than 25% of adjusted stockholders’ equity, based on a formula set forth in the securities purchase agreement, which does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges, minus the amount of guarantees of third-party debt); or

•

transfer or sell assets, except for transfers or sales in the ordinary course of business, unless within 360 days of any such transfer or sale of assets, we use the net proceeds of such transfer or sale to repay outstanding senior debt or invest in a similar business, acquire properties or make capital expenditures. Any net proceeds from a transfer or asset sale not invested as described above will be deemed “excess proceeds.” When the amount of the “excess proceeds” exceeds $10 million, we will be required to make an offer to all holders of the senior unsecured notes to purchase the maximum aggregate principal amount of the senior unsecured notes that may be purchased with the “excess proceeds” at an offer price equal to 100% of such outstanding principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any.

We were in compliance with these covenants as of September 27, 2009.

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

Any borrowings under the revolving credit agreement bear interest at specified margins based on our credit rating, over various floating rates selected by us. The amount available under our revolving credit agreement expiring in June 2011, after borrowings and outstanding letters of credit, was approximately $230 million as of September 27, 2009.

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required levels of stockholders’ equity (as defined by the agreement) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of September 27, 2009, the amount of stockholders’ equity in excess of the required levels was approximately $578 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-13, “Revenue Recognition—Multiple Deliverable Revenue Arrangements,” which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

In June 2009, the FASB issued guidance that amends the consolidation guidance applicable to variable interest entities and will significantly affect the overall current consolidation analysis. This guidance, which has not yet been codified by the FASB, is effective as of the beginning of the first fiscal year that begins after November 15, 2009. We are currently evaluating the impact of adopting this guidance on our financial statements.

In December 2008, the FASB issued guidance under Accounting Standards Codification (“ASC”) 715, “Compensation-Retirement Benefits,” that amends previous guidance for employers’ disclosures about pensions and other postretirement benefits to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. The guidance under ASC 715 is effective for fiscal years ending after December 15, 2009. The adoption of the guidance will result in an enhancement of our disclosures for our qualified pension plans, but will not have a material impact on our financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 28, 2008. As of September 27, 2009, our critical accounting policies have not changed materially from December 28, 2008.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Other than long-term debt transactions in the first quarter of 2009, as of September 27, 2009, there have been no material changes to our contractual obligations and off-balance sheet arrangements, which are detailed in our Annual Report on Form 10-K for the year ended December 28, 2008. The following table provides an update as of September 27, 2009 of the long-term debt contractual obligations presented in our Annual Report on Form 10-K for the year ended December 28, 2008.

	Payment due in
(In millions)	Total	2009	2010-2011	2012-2013	Later Years
Long-term debt(1)	$1,382	$60	$151	$225	$946

(1)	Includes estimated interest payments on long-term debt. Excludes borrowings under our revolving credit facility of $104.5 million as of September 27, 2009. See Note 3 of the Notes to the Condensed Consolidated Financial Statements for additional information related to our borrowings under our revolving credit facility and long-term debt.

The table above does not include estimated future payments with respect to pension withdrawal liabilities in connection with amendments to several collective bargaining agreements covering employees of the Globe and the closing of City & Suburban. The exact amount of the liabilities and payment terms will not be known until we receive final assessments of the actual pension withdrawal liabilities. We estimate these total future payments to be approximately $195 million over an approximate 20-year period. See Note 5 of the Notes to the Condensed Consolidated Financial Statements for additional information related to these pension withdrawal liabilities.

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

Our Annual Report on Form 10-K for the year ended December 28, 2008, details our disclosures about market risk. As of September 27, 2009, there were no material changes in our market risks from December 28, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 27, 2009. Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
June 29, 2009 – August 2, 2009	535	$5.39	—	$91,386,000
August 3, 2009 – August 30, 2009	—	—	—	$91,386,000
August 31, 2009 – September 27, 2009	—	—	—	$91,386,000
Total for the third quarter of 2009(2)	535	$5.39	—	$91,386,000

(1)	On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the third quarter of 2009, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of October 30, 2009, we had authorization from the Board to repurchase an amount of up to approximately $91 million of our Class A Common Stock. The Board has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.
(2)	Consists of 535 shares in fiscal July withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 1991 Executive Stock Incentive Plan. The shares were purchased pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Item 6.	Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: November 4, 2009	/s/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended September 27, 2009

Exhibit No.
10.1	First Amendment to Lease Agreement, dated as of August 31, 2009, 620 Eighth NYT (NY) Limited Partnership, as landlord, and NYT Real Estate Company LLC, as tenant.

10.2	Fifth Amendment to Agreement of Sublease (NYT), dated as of August 31, 2009, between 42nd St. Development Project, Inc., as landlord, and 620 Eighth NYT (NY) Limited Partnership, as tenant.

10.3	Amendment to the Company’s Deferred Executive Compensation Plan, dated as of October 29, 2009.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.