Form 10-K
period 2009-12-27
NEW YORK TIMES CO
filed 2010-02-22
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 27, 2009	Commission file number 1-5837

THE NEW YORK TIMES COMPANY

(Exact name of registrant as specified in its charter)

New York	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Eighth Avenue, New York, N.Y.	10018
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 556-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock of $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes        No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer

Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 26, 2009, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $734 million. As of such date, non-affiliates held 77,947 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant’s common stock as of February 17, 2010 (exclusive of treasury shares), was as follows: 144,600,676 shares of Class A Common Stock and 824,475 shares of Class B Common Stock.

Documents incorporated by reference

Portions of the Proxy Statement relating to the registrant’s 2010 Annual Meeting of Stockholders, to be held on April 27, 2010, are incorporated by reference into Part III of this report.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the sections titled “Item 1A – Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our Securities and Exchange Commission (“SEC”) filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in “Item 1A — Risk Factors” below as well as other risks and factors identified from time to time in our SEC filings.

ITEM 1. BUSINESS

INTRODUCTION

The New York Times Company (the “Company”) was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company that currently includes newspapers, Internet businesses, investments in paper mills and other investments. Financial information about our segments can be found in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18 of the Notes to the Consolidated Financial Statements. The Company and its consolidated subsidiaries are referred to collectively in this Annual Report on Form 10-K as “we,” “our” and “us.”

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our Web site http://www.nytco.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

We classify our businesses based on our operating strategies into two segments, the News Media Group and the About Group.

The News Media Group consists of the following:

—	The New York Times Media Group, which includes The New York Times (“The Times”), the International Herald Tribune (the “IHT”), NYTimes.com and related businesses;
—	the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com, the Worcester Telegram & Gazette (the “T&G”), the T&G’s Web site, Telegram.com and related businesses; and
—

the Regional Media Group, which includes 14 daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina, their Web sites, other print publications and related businesses.

The About Group consists of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.com and related businesses.

Additionally, we own equity interests in a Canadian newsprint company, a supercalendered paper manufacturing partnership in Maine, Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper in the greater Boston area, and quadrantONE LLC (“quadrantONE”), which is an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites.

We also own a 17.75% interest in New England Sports Ventures, LLC (“NESV”), which owns the Boston Red Sox, Fenway Park and other real estate, approximately 80% of New England Sports Network (the regional cable sports network that televises the Red Sox games) and 50% of Roush Fenway Racing, a leading NASCAR team. We are exploring the possible sale of our interest in NESV.

Revenues, operating profit and identifiable assets of foreign operations are not significant.

Our businesses have historically experienced second and fourth quarter advertising volume

Business – THE NEW YORK TIMES COMPANY      P.1

that is generally higher than first and third quarter volume because of lower economic activity during the winter and summer. We believe these seasonal trends were partially masked in 2009 and 2008 by volume declines principally attributable to the general economic slowdown.

NEWS MEDIA GROUP

The News Media Group segment consists of The New York Times Media Group, the New England Media Group and the Regional Media Group.

Advertising Revenue

A significant portion of the News Media Group’s revenue is derived from advertising sold in its newspapers and other publications and on its Web sites, as discussed below. We divide such advertising into three basic categories: national, retail and classified. Advertising revenue also includes preprints, which are advertising supplements. Advertising revenue information for the News Media Group appears under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The New York Times Media Group

The New York Times

The Times, a daily (Monday through Saturday) and Sunday newspaper, commenced publication in 1851.

Circulation

The Times is circulated in print in each of the 50 states, the District of Columbia and worldwide. Approximately 44% of the weekday (Monday through Friday) circulation is sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 56% is sold elsewhere. On Sundays, approximately 40% of the circulation is sold in the greater New York City area and 60% elsewhere. According to reports filed with the Audit Bureau of Circulations (“ABC”), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2009, The Times had the largest daily and Sunday circulation of all seven-day newspapers in the United States. In 2009, The Times had more than 820,000 readers who have subscribed for the print edition for two years or more, up from 650,000 in 2000.

The Times’s average net paid weekday and Sunday circulation for the years ended December 27, 2009, and December 28, 2008, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2009	959.2	1,405.2
2008	1,033.8	1,451.3

Our circulation strategy of reducing less profitable circulation and implementing price increases contributed to the decreases in weekday and Sunday copies sold in 2009 compared with 2008. We implemented price increases for subscription and newsstand copies for The Times in the second quarter of 2009.

Approximately 66% of the weekday and 73% of the Sunday circulation was sold through subscriptions in 2009; the remainder was sold primarily on newsstands.

Advertising

According to data compiled by TNS Media Intelligence, an independent agency that measures advertising sales volume and estimates advertising revenue, The Times had the largest market share in 2009 in advertising revenue among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times. Based on recent data provided by TNS Media Intelligence, we believe The Times ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York metropolitan area.

Production and Distribution

The Times is currently printed at our production and distribution facility in College Point, N.Y., as well as under contract at 25 remote print sites across the United States.

In January 2009, we closed our subsidiary, City & Suburban Delivery Systems, Inc. (“City & Suburban”), which operated a wholesale distribution business that delivered The Times and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area. With this change, we moved to a distribution model similar to that of The Times’s national edition and, as a result, The Times is currently delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and our own drivers. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.

  P.2      2009 ANNUAL REPORT – Business

International Herald Tribune

The IHT, a daily (Monday through Saturday) newspaper, commenced publishing in Paris in 1887, is printed at 35 sites throughout the world and is sold in approximately 180 countries. The IHT’s average circulation for the years ended December 27, 2009, and December 28, 2008, were 219,256 (estimated), and 239,689, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most of France’s newspapers and magazines. The final 2009 figure will not be available until April 2010.

Effective March 2009, the IHT serves as the global edition of The Times.

NYTimes.com and Other Digital Platforms

The Times’s Web site, NYTimes.com, reaches wide audiences across the New York metropolitan region, the nation and around the world. According to Nielsen Online, average unique visitors in the United States to NYTimes.com reached 17.9 million per month in 2009. The Times and the IHT reach an audience around the world with global.nytimes.com (formerly iht.com). We also distribute content on other digital platforms, including mobile applications and social networking sites, as well as reader application products offering a digital reading experience similar to print.

NYTimes.com derives its revenue primarily from the sale of advertising. Advertising is sold to both national and local customers and includes online display advertising (banners, large-format units, half-page units, interactive multimedia), classified advertising (help-wanted, real estate, automotive) and contextual advertising (links supplied by Google). In January 2010, we announced that we will introduce a paid model for NYTimes.com at the beginning of 2011. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

We also own Baseline StudioSystems (“Baseline”), a leading online subscription database and research service for information on the film and television industries and a provider of premium film and television data to Web sites.

Other Businesses

The New York Times Media Group’s other businesses include:

—	The New York Times Index, which produces and licenses The New York Times Index, a print publication,
—	Digital Archive Distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets, and
—

The New York Times News Services Division, which is made up of Syndication Sales and Business Development. Syndication Sales transmits articles, graphics and photographs from The Times, the Globe and other publications to almost 1,500 newspapers, magazines and Web sites in 90 countries worldwide. Business Development principally comprises Photo Archives, The New York Times Store, Book Development and Rights & Permissions.

We also have a 57% ownership interest in Epsilen, LLC (“Epsilen,” formerly BehNeem, LLC), and the operating results of Epsilen are consolidated in the results of The New York Times Media Group. The Epsilen Environment is a hosted online education solution featuring ePortfolios, global networking and learning management tools.

On October 8, 2009, we completed the sale of WQXR-FM, a New York City radio station, to subsidiaries of Univision Radio Inc. and WNYC Radio. Univision Radio paid us $33.5 million to exchange its 105.9 FM FCC broadcast license and transmitting equipment for our license, equipment and stronger signal at 96.3 FM. At the same time, WNYC Radio purchased the FCC license for 105.9 FM, all related transmitting equipment and WQXR-FM’s call letters and Web site from us for $11.5 million. We used the proceeds from the sale to pay outstanding debt.

New England Media Group

The New England Media Group comprises the Globe, Boston.com, the T&G, Telegram.com and related businesses. The Globe is a daily (Monday through Saturday) and Sunday newspaper, which commenced publication in 1872. The T&G is a daily (Monday through Saturday) newspaper, which began publishing in 1866. Its Sunday companion, the Sunday Telegram, began in 1884.

We explored a potential sale of the New England Media Group during 2009. After careful consideration and analysis, we terminated that process with respect to the Globe, Boston.com and related

Business – THE NEW YORK TIMES COMPANY      P.3

businesses in October 2009 and with respect to the T&G and Telegram.com in December 2009. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” for more information on our strategic plan for the Globe.

Circulation

The Globe is distributed throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to ABC, for the six-month period ended September 30, 2009, the Globe ranked first in New England for both daily and Sunday circulation volume.

The Globe’s average net paid weekday and Sunday circulation for the years ended December 27, 2009, and December 28, 2008, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2009	264.5	419.1
2008	323.9	500.0

Our circulation strategy of reducing less profitable circulation and implementing price increases contributed to the decreases in weekday and Sunday copies sold in 2009 compared with 2008. We implemented price increases for subscription and newsstand copies of the Globe in the second quarter of 2009.

Approximately 77% of the Globe’s weekday circulation and 73% of its Sunday circulation was sold through subscriptions in 2009; the remainder was sold primarily on newsstands.

The T&G, the Sunday Telegram and several Company-owned non-daily newspapers – some published under the name of Coulter Press – circulate throughout Worcester County and northeastern Connecticut. The T&G’s average net paid weekday and Sunday circulation, for the years ended December 27, 2009, and December 28, 2008, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2009	74.4	86.0
2008	80.4	93.3

Advertising

The sales forces of the New England Media Group sell retail, classified and national advertising across multiple platforms, including print newspapers, online, broadcast and direct marketing vehicles, capitalizing on opportunities to deliver to national and local advertisers a broad audience in the New England region.

Production and Distribution

In the second quarter of 2009, we completed the consolidation of the Globe’s printing operations into its main Boston facility, and all editions of the Globe are currently printed and prepared for delivery at this facility. Virtually all of the Globe’s subscription circulation was delivered by a third-party service in 2009.

Boston.com

The Globe’s Web site, Boston.com, reaches wide audiences in the New England region, the nation and around the world. According to Nielsen Online, average unique visitors in the United States to Boston.com reached 5.3 million per month in 2009.

Boston.com primarily derives its revenue from the sale of advertising. Advertising is sold to both national and local customers and includes online display advertising, classified advertising and contextual advertising.

Regional Media Group

The Regional Media Group includes 14 daily newspapers, of which 12 publish on Sunday, one paid weekly newspaper, related print and digital businesses, free weekly newspapers, and the North Bay Business Journal, a weekly publication targeting business leaders in California’s Sonoma, Napa and Marin counties. In March 2009, we sold the TimesDaily, a daily newspaper located in Florence, Ala., and its Web site, TimesDaily.com, for $11.5 million.

  P.4      2009 ANNUAL REPORT – Business

The average weekday and Sunday circulation for the year ended December 27, 2009, for each of the daily newspapers of the Regional Media Group are shown below:

	Circulation			Circulation
Daily Newspapers	Daily	Sunday	Daily Newspapers	Daily	Sunday
The Gadsden Times (Ala.)	17,231	18,406	Winter Haven News Chief (Fla.)	4,887	6,343
The Tuscaloosa News (Ala.)	30,165	32,339	The Courier (Houma, La.)	15,898	17,320
The Press Democrat (Santa Rosa, Calif.)	65,540	69,077	Daily Comet (Thibodaux, La.)	9,405	N/A
Sarasota Herald-Tribune (Fla.)	81,856	100,219	The Dispatch (Lexington, N.C.)	8,571	N/A
Star-Banner (Ocala, Fla.)	36,694	42,125	Times-News (Hendersonville, N.C.)	14,180	14,932
The Gainesville Sun (Fla.)	35,327	42,405	Wilmington Star-News (N.C.)	41,854	47,728
The Ledger (Lakeland, Fla.)	52,502	68,099	Herald-Journal (Spartanburg, S.C.)	37,153	45,777

The Petaluma Argus-Courier, in Petaluma, Calif., our only paid subscription weekly newspaper, had an average weekly circulation for the year ended December 27, 2009, of 6,503 copies. The North Bay Business Journal, a weekly business-to-business publication, had an average weekly circulation for the year ended December 27, 2009, of 4,865 copies.

ABOUT GROUP

The About Group includes the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.com and related businesses.

About.com focuses on delivering high-quality content that is personally relevant to its users. The Web site has nearly 800 topical advisors or “Guides” who produce original content across more than 70,000 topics and 2.5 million articles. About.com was one of the top 15 ad-supported Web sites in the United States in 2009 (per Nielsen Online), with 40 million average monthly unique visitors in the United States (per comScore) and 75 million average monthly unique visitors worldwide (per About.com’s internal metrics).

ConsumerSearch.com analyzes expert and user-generated consumer product reviews and recommends the best products to purchase based on the findings. UCompareHealthCare.com provides dynamic Web-based interactive tools that enable users to measure the quality of certain healthcare services. Caloriecount.com offers weight management tools, social support and nutritional information to help users achieve their diet goals.

The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Cost-per-click advertising, which in 2009 represented more than 50% of the About Group’s revenues, is principally derived from an arrangement with Google under which third-party advertising is placed on the About Group’s Web sites.

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

We have ownership interests in one newsprint mill and one mill producing supercalendered paper, a polished paper used in some magazines, catalogs and preprinted inserts, which is a higher-value grade than newsprint (the “Forest Products Investments”), as well as in NESV, Metro Boston, and quadrantONE. These investments are accounted for under the equity method and reported in “Investments in Joint Ventures” in our Consolidated Balance Sheets. For additional information on our investments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 of the Notes to the Consolidated Financial Statements.

Forest Products Investments

We have a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. (“Malbaie”). The other 51% is owned by AbitibiBowater Inc. (“AbitibiBowater”), a global manufacturer of paper, market pulp and wood products. Malbaie manufactures newsprint on the paper machine it owns within AbitibiBowater’s paper mill in Clermont, Quebec. Malbaie is wholly dependent upon AbitibiBowater for its pulp, which is purchased by Malbaie from AbitibiBowater’s paper mill in Clermont, Quebec. In 2009, Malbaie produced 214,000 metric tons of newsprint, of which approximately 27% was sold to us, with the balance sold to AbitibiBowater for resale.

Business – THE NEW YORK TIMES COMPANY      P.5

We have a 40% equity interest in a partnership operating a supercalendered paper mill in Madison, Maine, Madison Paper Industries (“Madison”). Madison purchases the majority of its wood from local suppliers, mostly under long-term contracts. In 2009, Madison produced 190,000 metric tons, of which approximately 4% was sold to us.

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

Other Joint Ventures

We own a 17.75% interest in NESV, which owns the Boston Red Sox, Fenway Park and other real estate, approximately 80% of New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team. We are exploring the possible sale of our interest in NESV.

We own a 49% interest in Metro Boston, which publishes a free daily newspaper in the greater Boston area.

We also own a 25% ownership interest in quadrantONE, which is an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites. The Web sites of the New England and Regional Media Groups participate in this network.

RAW MATERIALS

The primary raw materials we use are newsprint and supercalendered paper. We purchase newsprint from a number of North American producers. A significant portion of such newsprint is purchased from AbitibiBowater, which is one of the largest publicly traded pulp and paper manufacturers in the world.

In 2009 and 2008, we used the following types and quantities of paper (all amounts in metric tons):

	Newsprint		Coated, Supercalendered and Other Paper
	2009	2008	2009	2008
The New York Times Media Group(1)	154,000	187,000	16,200	25,800
New England Media Group(1)	54,000	75,000	2,100	3,200
Regional Media Group	40,000	55,000	–	–

Total	248,000	317,000	18,300	29,000

(1)	The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine, T: The New York Times Style Magazine and the Globe’s Sunday Magazine.

The paper used by The New York Times Media Group, the New England Media Group and the Regional Media Group was purchased from unrelated suppliers and related suppliers in which we hold equity interests (see “Forest Products Investments”).

As part of our continuing efforts to reduce our newsprint consumption, we have reduced the size of the majority of our newspapers.

P.6         2009 ANNUAL REPORT – Business

COMPETITION

Our media properties and investments compete for advertising and consumers with other media in their respective markets, including paid and free newspapers, Web sites, broadcast, satellite and cable television, broadcast and satellite radio, magazines, direct marketing and the Yellow Pages. Competition for advertising is generally based upon audience levels and demographics, price, service, targeting capabilities and advertising results, while competition for circulation and readership is generally based upon format, content, quality, service, timeliness and price.

The Times competes for advertising and circulation primarily with national newspapers such as The Wall Street Journal and USA Today, newspapers of general circulation in New York City and its suburbs, other daily and weekly newspapers and television stations and networks in markets in which The Times circulates, and some national news and lifestyle magazines.

The IHT’s key competitors include all international sources of English language news, including The Wall Street Journal’s European and Asian Editions, the Financial Times, Time, Newsweek International and The Economist, satellite news channels CNN, CNNi, Sky News International, CNBC and BBC.

The Globe competes primarily for advertising and circulation with other newspapers and television stations in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday).

Our other newspapers compete for advertising and circulation with a variety of newspapers and other media in their markets.

In addition, as a result of the secular shift from print to digital media, all our newspapers increasingly face competition for audience and advertising from a wide variety of digital alternatives, including news and other Web sites, news aggregation sites and online classified services.

NYTimes.com and Boston.com primarily compete for advertising and traffic with other advertising-supported news and information Web sites, such as Yahoo! News and CNN.com, and classified advertising portals. Internationally, global.nytimes.com competes against international online sources of English language news, such as bbc.co.uk and reuters.com.

About.com competes for advertising and traffic with large-scale portals, such as AOL, MSN, and Yahoo!. About.com also competes with targeted Web sites whose content overlaps with that of its individual channels, such as WebMD, CNET, Wikipedia, iVillage and the Web sites of Demand Media, such as eHow.

NESV competes in the Boston (and through its interest in Roush Fenway Racing, in the national) consumer entertainment market, primarily with other professional sports teams and other forms of live, film and broadcast entertainment.

Baseline competes with other online database and research services that provide information on the film and television industries and provide film and television data to Web publishers, such as IMDb.com, Tribune Media Services and Rovi.

EMPLOYEES

We had approximately 7,665 full-time equivalent employees as of December 27, 2009.

Employees
The New York Times Media Group	3,222
New England Media Group	1,989
Regional Media Group	1,828
About Group	215
Corporate/Shared Services	411

Total Company	7,665

Business – THE NEW YORK TIMES COMPANY       P.7

Labor Relations

As of December 27, 2009, approximately 1,870 full-time equivalent employees of The Times and NYTimes.com were represented by 9 unions with 10 labor agreements. More than three quarters of the 1,498 full-time equivalent employees of the Globe and Boston.com are represented by 10 unions with 12 labor agreements, 10 of which were renegotiated during the second half of 2009, as a critical component of the strategic plan for the Globe discussed under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Listed below are collective bargaining agreements covering the following categories of employees and applicable expiration dates.

	Employee Category	Expiration Date
The Times and	Mailers	March 30, 2011
NYTimes.com	New York Newspaper Guild	March 30, 2011
	Electricians	March 30, 2012
	Machinists	March 30, 2012
	Paperhandlers	March 30, 2014
	Typographers	March 30, 2016
	Pressmen	March 30, 2017
	Stereotypers	March 30, 2017
	Drivers	March 30, 2020

	Employee Category	Expiration Date
The Globe	Machinists	December 31, 2010
	Garage mechanics	December 31, 2010
	Engravers	December 31, 2010
	Technical services group	December 31, 2010
	Boston Newspaper Guild	December 31, 2010
	Drivers	December 31, 2010
	Typographers	December 31, 2010
	Boston Mailers Union	December 31, 2010
	Paperhandlers	December 31, 2010
	Warehouse employees	December 31, 2010
	Electricians	December 31, 2012
	Pressmen	December 31, 2012

The IHT has approximately 300 employees worldwide, including approximately 176 located in France, whose terms and conditions of employment are established by a combination of French national labor law, industry-wide collective agreements and Company-specific agreements.

Approximately one-third of the 454 full-time equivalent employees of the T&G are represented by four unions. Labor agreements with production unions expired or will expire on August 31, 2009, October 8, 2009 and November 30, 2016. The labor agreements with the Providence Newspaper Guild, representing newsroom and circulation employees, expired on August 31, 2007. Negotiations for new contracts are ongoing. We cannot predict the timing or the outcome of these negotiations.

Of the approximately 235 full-time equivalent employees at The Press Democrat, 78 are represented by three unions. The labor agreement with the pressmen expires on December 31, 2010, the labor agreement with the Newspaper Guild expires on December 31, 2011, and the labor agreement with the Teamsters, which represents certain employees in the circulation department, expires on June 30, 2011.

  P.8      2009 ANNUAL REPORT – Business

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors described below, as well as the other information included in this Annual Report on Form 10-K. Our business, financial condition or results of operations could be materially adversely affected by any or all of these risks, or by other risks or uncertainties not presently known or currently deemed immaterial, that may adversely affect us in the future.

Economic weakness and uncertainty in the United States, in the regions in which we operate and in key advertising categories has adversely affected and may continue to adversely affect our advertising revenues.

Advertising spending, which drives a significant portion of our revenues, is sensitive to economic conditions. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, as well as in Florida, affect the levels of our national, retail and classified advertising revenue. Economic factors that have adversely affected advertising revenue include weakened consumer and business spending, high unemployment, declining home sales and other challenges affecting the economy. Our advertising revenues are particularly adversely affected if advertisers respond to weak economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Continuing weak economic conditions and outlook would adversely affect our level of advertising revenues and our business, financial condition and results of operations.

All of our businesses face substantial competition for advertisers and audiences.

We face substantial competition for advertising revenue in our various markets from free and paid newspapers, magazines, Web sites, television, radio, other forms of media, direct marketing and the Yellow Pages. Competition for advertising is generally based on audience levels and demographics, price, service and advertising results. It has intensified both as a result of the continued development and fragmentation of digital media and adverse economic conditions. Competition from all of these media and services affects our ability to attract and retain advertisers and consumers and to maintain or increase our advertising rates.

Our reputations for quality journalism and content are important in competing for advertising revenue in this environment. These reputations are based on consumer and advertiser perceptions. If they are perceived as less reliable or are otherwise damaged or if consumers fail to differentiate our content from other content providers on the Internet or otherwise, we may experience a decline in revenues.

The increasing popularity of digital media and the progressing shift in consumer habits and advertising expenditures from traditional to digital media may adversely affect our revenues if we are unable to successfully grow our digital businesses.

Web sites and applications for mobile devices distributing news and other content continue to gain popularity. As a result, audience attention and advertising spending have shifted and may continue to shift from traditional media forms to the Internet and other digital media. We expect that advertisers will continue to allocate greater portions of their budgets to digital media, which can offer more measurable returns than traditional print media through pay for performance and keyword-targeted advertising. This secular shift has intensified competition for advertising in traditional media and has contributed to and may continue to contribute to a decline in print advertising.

In addition, as audience attention is increasingly focused on digital media, circulation of our newspapers may be adversely affected, which may decrease circulation revenue and exacerbate declines in print advertising. If we are not successful in growing our digital businesses to offset declines in revenues from our print products, our business, financial condition and prospects will be adversely affected.

If we are unable to retain and grow our digital audience and advertiser base, our digital businesses will be adversely affected.

The increasing number of digital media options available on the Internet, through mobile devices and through social networking tools is expanding consumer choice significantly. As a result, we may not be able to increase our online traffic sufficiently and retain a base of frequent visitors to our Web sites and applications on mobile devices.

If traffic levels decline or stagnate, we may not be able to create sufficient advertiser interest in our digital businesses and to maintain or increase the advertising rates of the inventory on our Web sites. Even if we maintain traffic levels, the market position of our brands may not be sufficient to counteract the significant downward pressure on advertising

Risk Factors – THE NEW YORK TIMES COMPANY      P.9

rates that the marketplace has experienced as a result of a significant increase in inventory. We may also be adversely affected if the use of technology developed to block the display of advertising on Web sites proliferates.

Online traffic is also driven by Internet search results, including search results provided by Google, the primary search engine directing traffic to the Web sites of the About Group and many of our other sites. Our digital businesses may be negatively affected if search engines change the methods for directing search queries to Web pages. Cost-per-click revenue of the About Group is principally derived from an arrangement with Google. Adverse developments affecting Google’s ability to place third-party advertising on the About Group’s Web sites may have an adverse effect on the About Group’s business, financial condition and prospects.

Faced with a multitude of media choices and a dramatic increase in accessible information, consumers are favoring personalized, up-to-the minute sources of news in custom-targeted formats. The increasing popularity of news aggregation Web sites and customized news feeds may reduce our traffic levels by creating a disincentive for the audience to visit our Web sites or use our digital applications. In addition, the presentation of some of our content in aggregation with other content may lead audiences to fail to appreciate the full depth of the products and services we offer and to distinguish our content from the content of other providers.

If, as a result, we are unable to maintain and grow our digital audience, our digital businesses will be adversely affected.

The dynamic and evolving digital environment presents multiple challenges that could adversely affect our efforts to further develop our digital businesses.

Our digital businesses operate in a highly dynamic and rapidly evolving competitive environment in which consumer demand moves in unanticipated directions due to the evolution of competitive alternatives, rapid technological change and regulatory developments.

As mobile phones and other devices are becoming increasingly important alternatives to computer Internet access, the expectations and preferences of our audience may change further. Our digital businesses will only succeed if we manage to exploit new and existing technologies to distinguish our products and services from those of our competitors while developing new forms of content that provide optimal user experiences.

We announced in January 2010 that we will introduce a paid model for NYTimes.com at the beginning of 2011 with the intention to create a second revenue stream while preserving NYTimes.com’s robust advertising business. Our ability to build an online subscriber base depends on market acceptance, the timely development of an adequate online infrastructure and other factors that are required to derive significant online subscription revenue from the paid model. Traffic levels may stagnate or decline as a result of the implementation of the paid model, which may adversely affect NYTimes.com’s advertiser base and advertising rates and result in a decline in online revenues.

Technological developments and any changes we make to our business model may require significant capital investments. We may be limited in our ability to invest funds and resources in digital opportunities and we may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure. It may also be difficult to attract and retain talent for critical positions. Some of our existing competitors and possible additional entrants may have greater operational, financial and other resources or may otherwise be better positioned to compete for opportunities and as a result, our digital businesses may be less successful.

We may not be able to maintain and form strategic relationships to attract more consumers, which depend on the efforts of our partners, fellow investors and licensees that may be beyond our control.

If we cannot address all the challenges we face in the continued development of our digital businesses in this environment, our business, financial condition and prospects will be adversely affected.

Decreases in circulation volume adversely affect our circulation and advertising revenues.

Advertising and circulation revenues are affected by circulation and readership levels of our newspaper properties. Competition for circulation and readership is generally based upon format, content, quality, service and price. In recent years, our newspaper properties, and the newspaper industry as a whole, have experienced declining print circulation volume. This is due to, among other factors, increased competition from new media formats and sources other than traditional newspapers (often free to users),

P.10      2009 ANNUAL REPORT – Risk Factors

declining discretionary spending by consumers affected by weak economic conditions, high subscription and newsstand rates, and a growing preference among some consumers to receive all or a portion of their news other than from a newspaper. We have also experienced volume declines as a result of our strategy to reduce other-paid circulation to focus promotional spending on individually paid circulation, which is generally more profitable, and the implementation of circulation price increases at many of our newspaper properties. If these or other factors result in a prolonged decline in circulation volume, the rate and volume of advertising revenues may be adversely affected (as rates reflect circulation and readership, among other factors). Circulation revenue may also be adversely affected if higher subscription and newsstand prices are not sufficient to offset volume declines.

Events with short-term negative impact may have a disproportionate effect if they occur during a time of high seasonal demand.

Our businesses have historically experienced second and fourth quarter advertising volume that is generally higher than the first and third quarter volume because of lower economic activity during the winter and summer. If an event with short-term negative impact on our business were to occur during a time of high seasonal demand, there could be a disproportionate effect on the operating results of that business for the year.

Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.

Our long-term debt is currently rated below investment grade by Standard & Poor’s and Moody’s Investors Service. If our credit ratings remain below investment grade or are lowered further, borrowing costs for future long-term debt or short-term borrowing facilities may increase and our financing options, including our access to the unsecured borrowing market, will be more limited. We may also be subject to additional restrictive covenants that would reduce our flexibility. In addition, macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, would adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital intensive internal initiatives.

If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.

We have significantly reduced operating costs by reducing staff and employee benefits and implementing general cost-control measures across the Company, and expect to continue these cost-control efforts. If we do not achieve expected savings or our operating costs increase as a result of our strategic initiatives, our total operating costs may be greater than anticipated. In addition, if our cost-reduction strategy is not managed properly, such efforts may affect the quality of our products and our ability to generate future revenue. Reductions in staff and employee compensation and benefits could also adversely affect our ability to attract and retain key employees.

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

Sustained increases in costs of providing pension and employee health and welfare benefits and the underfunded status of our pension plans may adversely affect our operations, financial condition and liquidity.

Employee wages and benefits, including pension expense, account for approximately 43% of our total operating costs. As a result, our profitability is significantly affected by costs of pension benefits and other employee benefits. Factors beyond our control, including the interest rate environment and returns on plan assets, affect our pension expense and may increase our funding obligations. Our qualified pension plans were underfunded as of the January 1, 2010 valuation date and we expect to make substantial contributions in the future to fund this deficiency. If interest rates remain low, investment returns are below expectations, or there is no further legislative relief, those contributions may be higher than currently anticipated. As a result, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our operations, financial condition and liquidity.

Risk Factors – THE NEW YORK TIMES COMPANY      P.11

A significant number of our employees are unionized, and our business and results of operations could be adversely affected if labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.

More than 40% of our full-time equivalent work force are unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise or if we are unable to negotiate labor contracts on reasonable terms, our ability to produce and deliver our most significant products could be impaired. In addition, our ability to make short-term adjustments to control compensation and benefits costs, rebalance our portfolio of businesses or otherwise adapt to changing business needs may be limited by the terms of our collective bargaining agreements.

Due to our participation in multiemployer pension plans, we have exposures under those plans that may extend beyond what our obligations would be with respect to our employees.

We participate in, and make periodic contributions to, various multiemployer pension plans that cover many of our union employees. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies.

We incurred significant pension withdrawal liabilities in 2009 in connection with amendments to various collective bargaining agreements affecting certain multiemployer pension plans and the closure of City & Suburban, which resulted in the partial or complete cessation of contributions to certain multiemployer plans. We may be required to make additional contributions under applicable law with respect to those plans or other multiemployer pension plans from which we may withdraw or partially withdraw. Our withdrawal liability for any multiemployer pension plan will depend on the extent of that plan’s funding of vested benefits. If a multiemployer pension plan in which we participate is reported to have significant underfunded liabilities, such underfunding could increase the size of our potential withdrawal liability.

A significant increase in the price of newsprint, or limited availability of newsprint supply, would have an adverse effect on our operating results.

The cost of raw materials, of which newsprint is the major component, represented approximately 7% of our total operating costs in 2009. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

—	consolidation in the North American newsprint industry, which has reduced the number of suppliers;
—	declining newsprint supply as a result of paper mill closures and conversions to other grades of paper; and
—

other factors that adversely impact supplier profitability, including increases in operating expenses caused by raw material and energy costs, and a rise in the value of the Canadian dollar, which adversely affects Canadian suppliers, whose costs are incurred in Canadian dollars but whose newsprint sales are priced in U.S. dollars.

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

Each year, we evaluate the various components of our portfolio in connection with annual impairment testing, and we may be required to record a non-cash charge if the financial statement carrying value of an asset is in excess of its estimated

P.12      2009 ANNUAL REPORT – Risk Factors

fair value. Fair value could be adversely affected by changing market conditions within our industry. An impairment charge would adversely affect our reported earnings.

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

Divestitures also have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, unexpected costs associated with the separation of the business to be sold from our integrated information technology systems and other operating systems, and potential post-closing claims for indemnification. In addition, current economic conditions may result in fewer potential bidders and unsuccessful sales efforts. Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to our fixed cost structure.

From time to time, we make noncontrolling minority investments in private entities. We may have limited voting rights and an inability to influence the direction of such entities, although income from such investments may represent a significant portion of our income. Therefore, the success of these ventures may be dependent upon the efforts of our partners, fellow investors and licensees. These investments are generally illiquid, and the absence of a market inhibits our ability to dispose of them. This inhibition as well as an inability to control the timing or process relating to a disposition could adversely affect our liquidity and the value we may ultimately attain on a disposition. If the value of the companies in which we invest declines, we may be required to take a charge to earnings.

We may not be able to protect intellectual property rights upon which our business relies, and if we lose intellectual property protection, our assets may lose value.

Our business depends on our intellectual property, including our valuable brands, content, services and internally developed technology. We believe our proprietary trademarks and other intellectual property rights are important to our continued success and our competitive position.

Unauthorized parties may attempt to copy or otherwise obtain and use our content, services, technology and other intellectual property, and we cannot be certain that the steps we have taken to protect our proprietary rights will prevent any misappropriation or confusion among consumers and merchants, or unauthorized use of these rights.

Advancements in technology have exacerbated the risk by making it easier to duplicate and disseminate content. In addition, as our business and the risk of misappropriation of our intellectual property rights have become more global in scope, we may not be able to protect our proprietary rights in a cost effective manner in a multitude of jurisdictions with varying laws.

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

We have two classes of stock: Class A Common Stock and Class B Common Stock. Holders of Class A Common Stock are entitled to elect 30% of the Board of Directors and to vote, with holders of Class B Common Stock, on the reservation of shares for equity grants, certain material acquisitions and the ratification of the selection of our auditors. Holders of Class B Common Stock are entitled to elect the remainder of the Board and to vote on all other matters. Our Class B Common Stock is principally held by descendants of Adolph S. Ochs, who purchased The Times in 1896. A family trust holds approximately 90% of the Class B Common Stock. As a result, the trust has the ability to elect 70% of the Board of Directors and to direct the outcome of any

Risk Factors – THE NEW YORK TIMES COMPANY      P.13

matter that does not require a vote of the Class A Common Stock. Under the terms of the trust agreement, the trustees are directed to retain the Class B Common Stock held in trust and to vote such stock against any merger, sale of assets or other transaction pursuant to which control of The Times passes from the trustees, unless they determine that the primary objective of the trust can be achieved better by the implementation of such transaction. Because this concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our businesses, the market price of our Class A Common Stock could be adversely affected.

Legislative and regulatory developments may result in increased costs and lower advertising revenue from our digital businesses.

All of our operations are subject to government regulation in the jurisdictions in which they operate. Due to the wide geographic scope of its operations, the IHT is subject to regulation by political entities throughout the world. In addition, our Web sites are available worldwide and are subject to laws regulating the Internet both within and outside the United States. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Advertising revenue from our digital businesses could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to the use of consumer data in digital media.

P.14      2009 ANNUAL REPORT – Risk Factors

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in our New York headquarters building in the Times Square area. The building was completed in 2007 and consists of approximately 1.54 million gross square feet, of which approximately 828,000 gross square feet of space have been allocated to us. We owned a leasehold condominium interest representing approximately 58% of the New York headquarters building until March 6, 2009, when one of our affiliates entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest (“Condo Interest”). The sale-leaseback transaction encompassed 21 floors, or approximately 750,000 rentable square feet, currently occupied by us. The sale price for the Condo Interest was $225 million. We have an option, exercisable during the 10th year of the lease term, to repurchase the Condo Interest for $250 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years. We continue to own six floors in our New York headquarters building, totaling approximately 185,000 rentable square feet, that are leased to a third party and that were not included in the sale-leaseback transaction.

In addition, we built a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site for which we have a ground lease. We have an option to purchase the property at any time before the lease ends in 2019. We own two printing plants in Boston and Billerica, Mass., of 703,000 and 290,000 gross square feet, respectively. In the second quarter of 2009, we completed the consolidation of the Globe’s printing operations into the Boston plant. We also own properties with an aggregate of approximately 1,255,000 gross square feet and lease properties with an aggregate of approximately 757,000 rentable square feet in various locations. These properties, our New York headquarters and the College Point, Boston and Billerica properties are used by our News Media Group. Properties leased by the About Group total approximately 46,000 rentable square feet.

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

THE NEW YORK TIMES COMPANY      P.15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 22, 2010 (except as noted)
Corporate Officers
Arthur Sulzberger, Jr.	58	1978	Chairman (since 1997) and Publisher of The Times (since 1992)

Janet L. Robinson	59	1983	President and Chief Executive Officer (since 2005); Executive Vice President and Chief Operating Officer (2004); Senior Vice President, Newspaper Operations (2001 to 2004); President and General Manager of The Times (1996 to 2004)

Michael Golden	60	1984	Vice Chairman (since 1997); President and Chief Operating Officer, Regional Media Group (since March 2009); Publisher of the IHT (2003 to 2008); Senior Vice President (1997 to 2004)

James M. Follo	50	2007	Senior Vice President and Chief Financial Officer (since 2007); Chief Financial and Administrative Officer, Martha Stewart Living Omnimedia, Inc. (2001 to 2006)

R. Anthony Benten	46	1989	Senior Vice President, Finance (since 2008); Corporate Controller (since 2007); Vice President (2003 to 2008); Treasurer (2001 to 2007)

Todd C. McCarty	44	2009	Senior Vice President, Human Resources (since December 2009); Senior Vice President, Global Human Resources, The Reader’s Digest Association (2008 to December 2009); Senior Vice President, Human Resources, Rite Aid Corporation (2005 to 2008); Senior Vice President, North American Human Resources, Starwood Hotels & Resorts Worldwide, Inc. (2000 to 2005)

Martin A. Nisenholtz	54	1995	Senior Vice President, Digital Operations (since 2005); Chief Executive Officer, New York Times Digital (1999 to 2005)

Kenneth A. Richieri	58	1983	Senior Vice President (since 2007), General Counsel (since 2006) and Secretary (since 2008); Vice President (2002 to 2007); Deputy General Counsel (2001 to 2005); Vice President and General Counsel, New York Times Digital (1999 to 2003)

Operating Unit Executives
Scott H. Heekin-Canedy	58	1987(1)	President and General Manager of The Times (since 2004); Senior Vice President, Circulation of The Times (1999 to 2004)

Christopher M. Mayer	48	1984	Publisher of the Globe and President of the New England Media Group (since January 2010); Senior Vice President, Circulation and Operations of the Globe (2008 to 2009); Chief Information Officer and Senior Vice President of the Globe (2005 to 2008); Vice President, Circulation Sales of the Globe (2002 to 2005)

(1) Mr. Heekin-Canedy left the Company in 1989 and returned in 1992.

P.16      2009 ANNUAL REPORT – Executive Officers

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of February 17, 2010, was as follows: Class A Common Stock: 7,229; Class B Common Stock: 28.

Both classes of our common stock participate equally in our quarterly dividends. In 2008, dividends were paid in the amount of $.23 per share in March, June and September and in the amount of $.06 per share in December. On February 19, 2009, we announced that our Board of Directors voted to suspend the quarterly dividend on our Class A and Class B Common Stock. This decision was intended to provide us with additional financial flexibility given the economic environment and uncertain business outlook. The decision to pay a dividend in future periods and the appropriate level of dividends will be considered by our Board of Directors on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other factors considered relevant.

The following table sets forth, for the periods indicated, the closing high and low sales prices for the Class A Common Stock as reported on the New York Stock Exchange.

Quarters	2009		2008
	High	Low	High	Low
First Quarter	$7.70	$3.51	$21.07	$14.48
Second Quarter	6.99	4.52	20.88	15.60
Third Quarter	8.82	4.77	15.64	12.16
Fourth Quarter	12.16	7.32	14.82	5.34

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – THE NEW YORK TIMES COMPANY      P.17

PERFORMANCE PRESENTATION

The following graph shows the annual cumulative total stockholder return for the five years ending December 31, 2009, on an assumed investment of $100 on December 31, 2004, in the Company, the Standard & Poor’s S&P 500 Stock Index and an index of peer group communications companies. The peer group returns are weighted by market capitalization at the beginning of each year. The peer group is comprised of the Company and the following other communications companies: Gannett Co., Inc., Media General, Inc., The McClatchy Company and The Washington Post Company. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming monthly reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.

P.18      2009 ANNUAL REPORT – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares of Class A Common Stock Purchased (a)		Average Price Paid Per Share of Class A Common Stock (b)	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs (d)
September 28, 2009- November 1, 2009	461		$8.39	–	$91,386,000
November 2, 2009- November 29, 2009	–		–	–	$91,386,000
November 30, 2009- December 27, 2009	44,217		$10.10	–	$91,386,000

Total for the fourth quarter of 2009	44,678	(2)	$10.08	–	$91,386,000

(1)

Except as otherwise noted, all purchases were made pursuant to our publicly announced share repurchase program. On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million. As of February 17, 2010, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. In 2009, we did not purchase any shares under this authorization, which is not subject to an expiration date.

(2)

Includes 44,678 shares withheld from employees to satisfy tax withholding obligations upon the vesting of restricted shares awarded under our 1991 Executive Stock Incentive Plan. The shares were repurchased by us pursuant to the terms of the plan and not pursuant to our publicly announced share repurchase program.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – THE NEW YORK TIMES COMPANY      P.19

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes in Item 8. The results of operations for WQXR-FM and WQEW-AM, previously included in The New York Times Media Group, which is part of the News Media Group, have been presented as discontinued operations for all periods presented. The Broadcast Media Group’s results of operations have been presented as discontinued operations, and certain assets and liabilities are classified as held for sale for all periods presented before the Group’s sale in 2007. The page following the table shows certain items included in Selected Financial Data. All per share amounts on that page are on a diluted basis. All fiscal years presented in the table below comprise 52 weeks, except 2006, which comprises 53 weeks.

	As of and for the Years Ended
(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007	December 31, 2006	December 25, 2005
Statement of Operations Data
Revenues	$2,440,439	$2,939,764	$3,184,757	$3,274,387	$3,215,199
Operating costs	2,307,800	2,783,076	2,919,031	2,986,853	2,902,372
Pension withdrawal expense	78,931	–	–	–	–
Net pension curtailment gain	53,965	–	–	–	–
Loss on leases and other	34,633	–	–	–	–
Net gain/(loss) on sale of assets	5,198	–	(68,156)	–	122,946
Impairment of assets	4,179	197,879	11,000	814,433	–
Operating profit/(loss)	74,059	(41,191)	186,570	(526,899)	435,773
Interest expense, net	81,701	47,790	39,842	50,651	49,168
Premium on debt redemption	9,250	–	–	–	–
Income/(loss) from continuing operations before income taxes	3,775	(71,919)	144,110	(558,210)	400,823
Income/(loss) from continuing operations	1,569	(65,940)	86,960	(571,892)	240,013
Discontinued operations, net of income taxes	18,332	8,602	121,637	28,090	19,244
Cumulative effect of a change in accounting principle, net of income taxes	–	–	–	–	(5,527)
Net income/(loss) attributable to The New York Times Company common stockholders	$19,891	$(57,839)	$208,704	$(543,443)	$253,473

Balance Sheet Data
Property, plant and equipment, net	$1,250,021	$1,353,619	$1,468,013	$1,375,365	$1,401,368
Total assets	3,088,557	3,401,680	3,473,092	3,855,928	4,564,078
Total debt	769,217	1,059,375	1,034,979	1,445,928	1,396,380
Total New York Times Company stockholders’ equity	604,042	503,963	978,200	819,842	1,450,826

P.20      2009 ANNUAL REPORT – Selected Financial Data

	As of and for the Years Ended
(In thousands, except ratios and per share and employee data)	December 27, 2009	December 28, 2008	December 30, 2007	December 31, 2006	December 25, 2005
Per Share of Common Stock
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.01	$(0.46)	$0.61	$(3.95)	$1.65
Discontinued operations, net of income taxes	0.13	0.06	0.84	0.19	0.13
Cumulative effect of a change in accounting principle, net of income taxes	–	–	–	–	(0.04)

Net income/(loss)	$0.14	$(0.40)	$1.45	$(3.76)	$1.74

Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.01	$(0.46)	$0.61	$(3.95)	$1.65
Discontinued operations, net of income taxes	0.13	0.06	0.84	0.19	0.13
Cumulative effect of a change in accounting principle, net of income taxes	–	–	–	–	(0.04)

Net income/(loss)	$0.14	$(0.40)	$1.45	$(3.76)	$1.74

Dividends per share	$–	$.750	$.865	$.690	$.650
Stockholders’ equity per share	$4.13	$3.51	$6.79	$5.67	$9.95

Average basic shares outstanding	144,188	143,777	143,889	144,579	145,440

Average diluted shares outstanding	146,367	143,777	144,158	144,579	145,877

Key Ratios
Operating profit/(loss) to revenues	3%	–1%	6%	–16%	14%
Return on average common stockholders’ equity	4%	–8%	23%	–48%	18%
Return on average total assets	1%	–2%	6%	–13%	6%
Total debt to total capitalization	56%	68%	51%	64%	49%
Current assets to current liabilities(1)	1.00	.60	.68	.91	.95
Ratio of earnings to fixed charges(2)	–	–	3.14	–	6.16

Full-Time Equivalent Employees	7,665	9,346	10,231	11,585	11,965

(1)

The current assets to current liabilities ratio is higher in 2009 because of repayments of current debt and in 2006 and 2005 because of the inclusion of the Broadcast Media Group’s assets as held for sale in current assets.

(2)	In 2009, 2008 and 2006, earnings were inadequate to cover fixed charges because of certain charges recorded in the respective year.

Selected Financial Data – THE NEW YORK TIMES COMPANY      P.21

The items below are included in the Selected Financial Data.

2009

The items below had an unfavorable effect on our results of $56.3 million, or $.38 per share:

—	A $78.9 million pre-tax charge ($49.5 million after tax, or $.34 per share) for a pension withdrawal obligation under certain multiemployer pension plans.
—

a $54.0 million pre-tax net pension curtailment gain ($30.7 million after tax, or $.21 per share) resulting from freezing of benefits under various Company-sponsored qualified and non-qualified pension plans.

—	a $53.9 million pre-tax charge ($32.3 million after tax, or $.22 per share) for severance costs.
—	a $34.9 million pre-tax gain ($19.5 million after tax, or $.13 per share) from the sale of WQXR-FM.
—

a $34.6 million pre-tax charge ($20.0 million after tax, or $.13 per share) for a loss on leases ($31.1 million) and a fee ($3.5 million) for the early termination of a third-party printing contract. The lease charge includes a $22.8 million charge for a loss on leases associated with the City & Suburban closing and an $8.3 million loss on a lease for office space at The New York Times Media Group.

—	a $9.3 million pre-tax charge ($5.3 million after tax, or $.04 per share) for a premium on the redemption of $250.0 million principal amount of our 4.5% notes, which was completed in April 2009.
—	a $5.2 million pre-tax gain ($3.2 million after tax, or $.02 per share) on the sale of surplus real estate assets at the Regional Media Group.
—	a $4.2 million pre-tax charge ($2.6 million after tax, or $.01 per share) for the impairment of assets due to the reduced scope of a systems project.

2008

The items below had an unfavorable effect on our results of $180.1 million, or $1.24 per share:

—

a $160.4 million pre-tax, non-cash charge ($109.3 million after tax, or $.76 per share) for the impairment of property, plant and equipment, intangible assets and goodwill at the New England Media Group.

—	an $81.0 million pre-tax charge ($46.2 million after tax, or $.32 per share) for severance costs.
—

a $19.2 million pre-tax, non-cash charge ($10.7 million after tax, or $.07 per share) for the impairment of an intangible asset at the IHT, whose results are included in The New York Times Media Group.

—	an $18.3 million pre-tax, non-cash charge ($10.4 million after tax, or $.07 per share) for the impairment of assets for a systems project.
—	a $5.6 million pre-tax, non-cash charge ($3.5 million after tax, or $.02 per share) for the impairment of our 49% ownership interest in Metro Boston.

2007

The items below increased net income by $18.8 million, or $.13 per share:

—	a $190.0 million pre-tax gain ($94.0 million after tax, or $.65 per share) from the sale of the Broadcast Media Group.
—	a $68.2 million net pre-tax loss ($41.3 million after tax, or $.29 per share) from the sale of assets, mainly our Edison, N.J., facility.
—	a $42.6 million pre-tax charge ($24.4 million after tax, or $.17 per share) for accelerated depreciation of certain assets at the Edison, N.J., facility, which we closed in March 2008.
—	a $39.6 million pre-tax gain ($21.2 million after tax, or $.15 per share) from the sale of WQEW-AM.
—	a $35.4 million pre-tax charge ($20.2 million after tax, or $.14 per share) for severance costs.
—	an $11.0 million pre-tax, non-cash charge ($6.4 million after tax, or $.04 per share) for the impairment of an intangible asset at the T&G, whose results are included in the New England Media Group.
—	a $7.1 million pre-tax, non-cash charge ($4.1 million after tax, or $.03 per share) for the impairment of our 49% ownership interest in Metro Boston.

2006

The items below had an unfavorable effect on our results of $763.0 million, or $5.28 per share:

—	an $814.4 million pre-tax, non-cash charge ($735.9 million after tax, or $5.09 per share) for the impairment of goodwill and other intangible assets at the New England Media Group.
—	a $34.3 million pre-tax charge ($19.6 million after tax, or $.14 per share) for severance costs.
—	a $20.8 million pre-tax charge ($11.5 million after tax, or $.08 per share) for accelerated depreciation of certain assets at our Edison, N.J., facility.
—	a $14.3 million increase in pre-tax income ($8.3 million after tax, or $.06 per share) related to the additional week in our 2006 fiscal calendar.

P.22      2009 ANNUAL REPORT – Selected Financial Data

—	a $7.8 million pre-tax loss ($4.3 million after tax, or $.03 per share) from the sale of our 50% ownership interest in Discovery Times Channel, which we sold in October 2006.

2005

The items below increased net income by $27.5 million, or $.19 per share:

—

a $122.9 million pre-tax gain resulting from the sales of our previous headquarters ($63.3 million after tax, or $.43 per share) as well as property in Florida ($5.0 million after tax, or $.03 per share).

—	a $57.8 million pre-tax charge ($35.3 million after tax, or $.23 per share) for severance costs.
—

a $9.9 million pre-tax charge ($5.5 million after tax, or $.04 per share) for costs associated with the cumulative effect of a change in accounting for asset retirement obligations. A portion of the charge has been reclassified to conform to the presentation of the Broadcast Media Group as a discontinued operation.

Selected Financial Data – THE NEW YORK TIMES COMPANY      P.23

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 27, 2009, and results of operations for the three years ended December 27, 2009. This item should be read in conjunction with our Consolidated Financial Statements and the related Notes included in this Annual Report.

EXECUTIVE OVERVIEW

We are a diversified media company that currently includes newspapers, Internet businesses, investments in paper mills and other investments. Our segments and divisions are:

Our revenues were $2.4 billion in 2009. The percentage of revenues contributed by division is below.

News Media Group

The News Media Group generates revenues principally from print and online advertising and through circulation. Other revenues primarily consist of revenues from news services/syndication, commercial printing, digital archives, rental income and direct mail advertising services. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

P.24      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

News Media Group revenues in 2009 by category and percentage share are below.

About Group

The About Group generates revenues principally from cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in 2009) are derived from the sale of cost-per-click and display advertising. Cost-per-click advertising accounted for 59% of the About Group’s total advertising revenues in 2009. The About Group’s main operating costs are employee-related costs and content and hosting costs.

Joint Ventures

Our investments accounted for under the equity method are as follows:

—	a 49% interest in Metro Boston, which publishes a free daily newspaper in the greater Boston area,
—	a 49% interest in a Canadian newsprint company, Malbaie,
—	a 40% interest in a partnership, Madison, operating a supercalendered paper mill in Maine,
—	a 25% interest in quadrantONE, an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites, and
—

a 17.75% interest in NESV, which owns the Boston Red Sox, Fenway Park and other real estate, approximately 80% of New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team. We are exploring the possible sale of our interest in NESV.

Business Environment

We believe that a number of factors and industry trends have had, and will continue to have, an adverse effect on our business and prospects. These include the following:

Economic conditions

The challenging business environment in 2009 adversely affected our advertising revenues.

Advertising spending, which drives a significant portion of our revenues, is susceptible to economic conditions. In 2009, the rate of decline in advertising revenues moderated in the fourth quarter, as encouraging signs of improvement were seen in the overall economy. Weak national and local economic conditions, particularly in the New York City and Boston metropolitan regions, as well as in Florida, affected the levels of our national, classified and retail advertising revenue. Changes in spending patterns and priorities, including shifts in marketing strategies and budget cuts of key advertisers, in response to weak economic conditions, have depressed and may continue to depress our advertising revenue.

Secular shift to digital media choices

The competition for advertising revenue in various markets has intensified as a result of the continued development of digital media technologies. We expect that technological developments will continue to favor digital media choices, adding to the challenges posed by audience fragmentation.

We have expanded and will continue to expand our digital offerings; however, most of our revenues are currently from traditional print products where advertising revenues are declining. We believe that the shift from traditional media forms to a growing number of digital media choices has contributed to, and may continue to contribute to, a decline in print advertising. In digital advertising, the marketplace has experienced significant downward pressure on advertising rates as a result of significant increases in inventory. As the advertising climate remains challenged, media companies have been re-evaluating their business models, with some moving towards various forms of online paid models that will depend on greater market acceptance and a shift in consumer attitudes.

Circulation

Circulation is another significant source of revenue for us. Circulation revenues are affected by circulation and readership levels. In recent years, our newspaper properties, and the newspaper industry as a whole, have experienced declining print circulation volume. This is due to, among other factors,

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.25

increased competition from new media formats and sources other than traditional newspapers (often free to users), declining discretionary spending by consumers, higher subscription and newsstand rates and a growing preference among some consumers for receiving all or a portion of their news from a variety of sources.

Costs

A significant portion of our costs are fixed costs and therefore we are limited in our ability to reduce costs in the short term. Our most significant costs are employee-related costs and raw materials, which together accounted for approximately 50% of our total operating costs in 2009. Changes in employee-related costs and the price and availability of newsprint can materially affect our operating results.

For a discussion of these and other factors that could affect our results of operations and financial condition, see “Forward-Looking Statements” and “Item 1A – Risk Factors.”

Our Strategy

We anticipate that the challenges we currently face will continue, and we believe that the following elements are key to our efforts to address them.

Extending the reach of our brands

We are addressing the increasingly fragmented media landscape by building on the strength of our brands, particularly The Times. Because of our high-quality content, we believe we have very powerful and trusted brands that attract educated, affluent and influential audiences.

In 2009, we significantly expanded the presence of The Times on new digital platforms and added new tools and multimedia features across our properties. We are also attempting to grow the national circulation of The Times by adding local and regional news in certain markets.

Strengthening our digital businesses

Online, our goal is to grow our digital businesses by broadening our audiences, deepening engagement and monetizing the usage of our Web sites. We are pursuing a multiplatform strategy across the Company with new digital products and new platforms, such as mobile, social media networks and reader application products.

Our Internet businesses provide diversified advertising revenue. NYTimes.com benefits from the large national advertiser base that The Times brand attracts and About.com generates most of its revenues from cost-per-click and display advertising. Our goal for NYTimes.com is to continue to build a fully interactive news and information platform and to sustain our leadership positions in our most profitable content areas and verticals. We have made and expect to continue to make investments to grow those areas of our Web sites that have the highest advertiser demand. We are also focused on continuing to offer a premier environment for integrated brand advertising across platforms through online advertising product innovation and our integrated print and online sales structure. As we continue our transition from a company that operated primarily in print to one that is increasingly digital in focus and multiplatform in delivery, we expect that online advertising revenues will be a more important part of our mix. In 2009, Internet revenue accounted for 13.8% of our revenues, versus 12.0% in 2008.

Our research and development group also helps us monitor the changing media and technology landscape so that we can anticipate consumer preferences and devise innovative ways of satisfying them.

Diversifying our revenue streams

As the advertising marketplace changes, we plan to continue to diversify our revenue streams driven by our desire to achieve additional revenue diversity that will make us less susceptible to the inevitable economic cycles.

Print circulation revenue is becoming a more significant part of overall revenues, representing approximately 38% of total revenues in 2009 compared to approximately 31% in 2008, and we continue to evaluate our circulation pricing models. We have seen continued growth in revenue from print circulation, mainly as a result of our strategy of reducing less profitable circulation and increasing prices for subscriptions and newsstand copies of The Times and the Globe.

In January 2010, we announced that we will introduce a paid model for NYTimes.com at the beginning of 2011 to create a second revenue stream while preserving NYTimes.com’s robust advertising business. We plan to implement a metered model that will offer users free access to a set number of articles per month and then charge users who are not subscribers once they exceed that number. Through 2010, we will be building a new online infrastructure designed to provide consumers with a frictionless experience across multiple platforms. As our news and information are being featured in an increasingly broad range of end-user devices and services,

P.26      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

we believe that our pricing plans and policies must reflect this vision.

Restructuring our cost base

We continue to restructure our cost base to ensure that we are operating our businesses as efficiently as possible. Our focus is to realign our cost base, while maintaining the quality of our journalism and achieving our long-term strategy. We reduced our operating costs by approximately $475 million in 2009 and by approximately $136 million in 2008 and expect that actions taken in 2009 will yield additional benefits in 2010. We have focused our cost restructuring efforts on the following key areas:

– Employee-related costs – Wages and benefits are the single largest component of our operating costs. In 2009, we reduced the number of full-time equivalent employees by 18%; amended our pension plan for non-union employees to discontinue future benefit accruals and freeze existing accrued benefits effective December 31, 2009; froze our supplemental executive retirement plan that provided enhanced retirement benefits to select members of management; and reduced health benefits for retirees. We expect that these changes will produce significant savings and have a long-term positive impact on our cost structure. As we monitor our overall financial health, we remain focused on evaluating all employee-related costs.

– Strategic plan for the Globe – We responded to the challenges facing the Globe by implementing a strategic plan that included consolidating the Globe’s printing facilities, increasing circulation prices and reducing compensation and headcount. The strategic plan involved extensive negotiations with the Globe’s unions on various cost-cutting measures, resulting in amendments to most of the collective bargaining agreements in effect for the Globe. As a result of these efforts, the Globe has made significant progress.

– Streamlining operations to increase efficiencies – Across the Company, we have lowered our expense structure by streamlining processes and increasing efficiencies while maintaining the quality of our journalism and focusing our resources where they are most needed. For example, we have outsourced the editing function of The New York Times News Services Division to The Gainesville Sun, which is part of our Regional Media Group.

– Closing City & Suburban – In January 2009, we closed City & Suburban, which operated a wholesale distribution business that delivered The Times and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area. The closure improved our operating results in 2009 by approximately $35 million, excluding one-time costs. This is a result of a decrease in costs of approximately $119 million to operate City & Suburban, offset in part by a decrease in revenue of approximately $84 million in other revenues (from the elimination of delivering third-party publications) and in circulation revenue (from the sale of The Times to wholesale distributors rather than retailers).

Managing and rebalancing our portfolio of businesses

Over the past several years, we have been managing and rebalancing our portfolio of businesses, focusing more on growth areas, such as digital. We also continue to evaluate our businesses to determine whether they are meeting our targets for financial performance, growth and return on investment and whether they remain relevant to our strategy.

In 2009, we completed the sale of WQXR-FM, a New York City radio station, to subsidiaries of Univision Radio Inc. and WNYC Radio for a total of approximately $45 million. We also sold the TimesDaily, a daily newspaper located in Florence, Ala., and its Web site, TimesDaily.com, for $11.5 million and divested surplus real estate at the Regional Media Group. We are exploring the possible sale of our interest in NESV.

Despite a difficult operating environment, we are pleased with the significant progress that we have made at the New England Media Group. After careful consideration and analysis, we terminated the process of exploring the sale of the Globe, Boston.com and related businesses in October 2009 and the T&G and Telegram.com in December 2009. We concluded that these properties should remain a part of the Company.

Evaluating our pension-related obligations

The funded status of our qualified pension plans has been adversely affected by the current interest rate environment, and required contributions for our qualified pension plans can have a significant impact on future cash flows.

Our pension assets benefited from strong performance in 2009.

For purposes of accounting principles generally accepted in the United States of America

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.27

(“GAAP”), the underfunded status of our qualified pension plans improved by approximately $122 million from year-end 2008.

For funding purposes on an Employee Retirement Income Security Act (“ERISA”) basis, we previously disclosed a January 1, 2009 underfunded status for our qualified pension plans of approximately $300 million. This funding gap reflected the use of a temporary valuation relief allowed by the U.S. Treasury Department, applicable only to our January 1, 2009 valuation. As of January 1, 2009, without the valuation relief, our underfunded status would have been approximately $535 million.

Based on preliminary results, we estimate a January 1, 2010 underfunded status of $420 million.

We do not have mandatory contributions to our sponsored qualified plans in 2010 due to existing funding credits. However, we may choose to make discretionary contributions in 2010 to address a portion of this funding gap. We currently expect to make contributions in the range of $60 to $80 million to our sponsored qualified plans, but may adjust this range based on cash flows, pension asset performance, interest rates and other factors. We also expect to make contributions of approximately $22 to $28 million to The New York Times Newspaper Guild pension plan based on our contractual obligations.

In addition, certain of our cost restructuring efforts created pension withdrawal liabilities, as discussed under “Other Items – Pension Withdrawal Expense” below. While the pension withdrawal liabilities we incurred are significant, we believe the cost restructuring measures were an important step to address pension obligations that we projected would otherwise have continued to grow over time.

Restructuring debt and improving our liquidity

Debt restructuring has been a key area of strategic focus. We have made significant progress in lowering our total debt level through cash flow from operations, divestiture activities, suspension of dividend payments and other actions. Our total debt level at year-end 2009 decreased to $769 million from $1.1 billion at the end of 2008.

In early 2009, we entered into a private financing transaction for $250 million in senior unsecured notes and warrants. We also raised $225 million by entering into a sale-leaseback transaction related to our leasehold condominium interest in our New York headquarters. These transactions improved our financial flexibility and lengthened our debt profile. As a result, the majority of our total debt now matures in 2015 or later.

We also improved our liquidity by taking other steps, including decreasing capital expenditures to $45 million in 2009, down from $127 million in 2008.

We remain focused on reducing our total debt. We plan to do so through the cash we generate from our businesses and the decisive steps we have taken to reduce costs, lower capital spending, suspend our dividend and rebalance our portfolio of assets.

2010 Expectations

For 2010, we project capital expenditures to be between $40 and $50 million. We expect depreciation and amortization to be $125 to $130 million and interest to be $85 to $90 million.

P.28      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following table presents our consolidated financial results.

	December 27, 2009	December 28, 2008	December 30, 2007	% Change
(In thousands)				09-08	08-07

Revenues
Advertising	$1,336,291	$1,771,033	$2,037,816	(24.5)	(13.1)
Circulation	936,486	910,154	889,882	2.9	2.3
Other	167,662	258,577	257,059	(35.2)	0.6

Total revenues	2,440,439	2,939,764	3,184,757	(17.0)	(7.7)

Operating costs
Production costs:
Raw materials	166,387	250,843	259,977	(33.7)	(3.5)
Wages and benefits	524,782	620,573	644,492	(15.4)	(3.7)
Other	330,061	438,927	432,249	(24.8)	1.5

Total production costs	1,021,230	1,310,343	1,336,718	(22.1)	(2.0)
Selling, general and administrative costs	1,152,874	1,328,432	1,393,020	(13.2)	(4.6)
Depreciation and amortization	133,696	144,301	189,293	(7.3)	(23.8)

Total operating costs	2,307,800	2,783,076	2,919,031	(17.1)	(4.7)

Pension withdrawal expense	78,931	–	–	N/A	N/A
Net pension curtailment gain	53,965	–	–	N/A	N/A
Loss on leases and other	34,633	–	–	N/A	N/A
Net gain/(loss) on sale of assets	5,198	–	(68,156)	N/A	N/A
Impairment of assets	4,179	197,879	11,000	(97.9)	*

Operating profit/(loss)	74,059	(41,191)	186,570	*	*
Net income/(loss) from joint ventures	20,667	17,062	(2,618)	21.1	*
Interest expense, net	81,701	47,790	39,842	71.0	19.9
Premium on debt redemption	9,250	–	–	N/A	N/A

Income/(loss) from continuing operations before income taxes	3,775	(71,919)	144,110	*	*
Income tax expense/(benefit)	2,206	(5,979)	57,150	*	*

Income/(loss) from continuing operations	1,569	(65,940)	86,960	*	*
Discontinued operations:
(Loss)/income from discontinued operations, net of income taxes	(1,156)	302	6,440	*	(95.3)
Gain on sale, net of income taxes	19,488	8,300	115,197	*	(92.8)

Discontinued operations, net of income taxes	18,332	8,602	121,637	*	(92.9)

Net income/(loss)	19,901	(57,338)	208,597	*	*
Net (income)/loss attributable to the noncontrolling interest	(10)	(501)	107	(98.0)	*

Net income/(loss) attributable to The New York Times Company common stockholders	$19,891	$(57,839)	$208,704	*	*

*	Represents an increase or decrease in excess of 100%.

Management’s Discussion And Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.29

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	December 27, 2009	December 28, 2008	December 30, 2007	% Change
(In millions)				09-08	08-07
Revenues
News Media Group	$2,319.4	$2,824.5	$3,082.1	(17.9)	(8.4)
About Group	121.0	115.3	102.7	5.0	12.3

Total revenues	$2,440.4	$2,939.8	$3,184.8	(17.0)	(7.7)

News Media Group

Advertising, circulation and other revenues by division of the News Media Group and for the Group as a whole were as follows:

	December 27, 2009	December 28, 2008	December 30, 2007	% Change
(In millions)				09-08	08-07
The New York Times Media Group
Advertising	$797.3	$1,067.9	$1,213.2	(25.3)	(12.0)
Circulation	683.5	668.1	646.0	2.3	3.4
Other	101.1	180.5	182.4	(44.0)	(1.1)

Total	$1,581.9	$1,916.5	$2,041.6	(17.5)	(6.1)

New England Media Group
Advertising	$230.9	$319.1	$389.2	(27.6)	(18.0)
Circulation	168.0	154.2	156.6	8.9	(1.5)
Other	41.7	50.3	46.4	(17.1)	8.4

Total	$440.6	$523.6	$592.2	(15.9)	(11.6)

Regional Media Group
Advertising	$192.9	$276.5	$338.0	(30.2)	(18.2)
Circulation	85.0	87.9	87.3	(3.2)	0.6
Other	19.0	20.0	23.0	(5.1)	(12.8)

Total	$296.9	$384.4	$448.3	(22.7)	(14.3)

Total News Media Group
Advertising	$1,221.1	$1,663.5	$1,940.4	(26.6)	(14.3)
Circulation	936.5	910.2	889.9	2.9	2.3
Other	161.8	250.8	251.8	(35.5)	(0.4)

Total	$2,319.4	$2,824.5	$3,082.1	(17.9)	(8.4)

Advertising Revenue

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. The effect of the global economic downturn, coupled with the secular changes affecting newspapers, resulted in significant revenue declines in 2009. Advertisers pulled back on print placements in all categories – national, classified and retail. In 2009, News Media Group advertising revenues decreased primarily due to lower print and online volume. Print advertising revenues, which represented approximately 85% of total advertising revenues for the News Media Group, declined 28.8% in 2009. Online advertising revenues declined 10.9% in 2009, mainly due to classified advertising declines. However, in the fourth quarter of 2009, the decline in print advertising revenue moderated to 20.0% and online advertising revenue grew over 4% compared with the fourth quarter of 2008.

P.30      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2008, News Media Group advertising revenues decreased primarily due to lower print volume, partially offset by higher online advertising revenues. Print advertising revenues declined 16.7% while online advertising revenues increased 8.7%. A secular shift of print advertising to online alternatives continued to negatively affect classified, national and retail advertising at the News Media Group, and deteriorating economic conditions produced deeper print advertising revenue declines and, in the fourth quarter of 2008, declines in online advertising revenues as well, as advertisers significantly reduced their spending. After growing almost 14% in the first nine months of 2008, online advertising decreased 3.2% in the fourth quarter of 2008 as advertisers cut back on display advertising in response to worsening business conditions.

Advertising revenues (print and online) by category for the News Media Group were as follows:

	December 27, 2009	December 28, 2008	December 30, 2007	% Change
(In millions)				09-08	08-07
News Media Group
National	$667.7	$857.6	$945.5	(22.1)	(9.3)
Retail	301.1	398.0	451.6	(24.3)	(11.9)
Classified	213.8	357.8	489.2	(40.2)	(26.9)
Other	38.5	50.1	54.1	(23.2)	(7.3)

Total	$1,221.1	$1,663.5	$1,940.4	(26.6)	(14.3)

Below is a percentage breakdown of 2009 advertising revenue by division:

		Retail and Preprint	Classified					Other Advertising Revenue
	National		Help Wanted	Real Estate	Auto	Other	Total Classified		Total

The New York Times Media Group	74%	13%	3%	6%	1%	2%	12%	1%	100%
New England Media Group	30	35	4	7	8	7	26	9	100
Regional Media Group	4	60	5	8	8	9	30	6	100
Total News Media Group	55	25	3	6	4	4	17	3	100

The New York Times Media Group

Total advertising revenues declined in 2009 compared with 2008 primarily due to lower print advertising, particularly in the national category. Online advertising also declined, principally in the classified and national categories.

National advertising revenues decreased in 2009 compared with 2008 primarily due to lower print advertising. National print advertising has been negatively affected by weak economic conditions, with significant categories, such as studio entertainment, financial services and international fashion, experiencing declines. National online advertising also experienced volume declines in 2009 compared with 2008. In the fourth quarter of 2009, the national print advertising revenue declines lessened as the quarter progressed, and national online advertising increased, as advertising demand improved with the stabilizing economy.

Retail advertising revenues in 2009 declined compared with 2008 mainly because of lower volume in various print categories. Continued economic weakness contributed to shifts in marketing strategies and budget cuts of major advertisers, which negatively affected retail advertising.

Classified advertising revenues declined in 2009 compared with 2008 mainly due to declines in all print categories (mainly real estate, help-wanted and automotive) and online categories. Weak economic conditions contributed to the declines in print and online classified advertising, with declines in print classified advertising exacerbated by secular shifts to online alternatives, particularly in the help-wanted and real estate categories.

Total advertising revenues declined in 2008 compared with 2007 primarily due to lower print advertising, particularly in the national category, offset in part by higher online revenues.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.31

National advertising revenues decreased in 2008 compared with 2007 primarily due to lower print advertising, offset in part by higher online revenue. National print advertising was negatively affected by the slowdown in the economy, with significant categories, such as entertainment and telecommunications, experiencing substantial declines. Online national advertising grew in 2008 primarily as a result of secular shifts to online alternatives, but started to decline in the fourth quarter of 2008 as advertisers cut back on spending in response to worsening business conditions.

Classified advertising revenue declined in 2008 compared with 2007 mainly due to declines in all print categories (mainly real estate, help-wanted and automotive). The weakening economic conditions contributed to the declines in classified advertising in print and online, with declines in print classified advertising exacerbated by secular shifts to online alternatives, particularly in the real estate category.

Retail advertising revenue in 2008 declined compared with 2007 mainly because of lower volume in various categories. Deteriorating economic conditions contributed to shifts in marketing strategies and budget cuts of major advertisers, which negatively affected retail advertising.

New England Media Group

Total advertising revenues declined in 2009 compared with 2008 primarily due to continued declines in print advertising revenue. Online advertising also declined.

Retail, national and particularly classified advertising revenues declined in 2009 compared with 2008, mainly due to declines in various print and online advertising categories. Soft economic conditions and challenging market conditions in the Boston and greater New England area led to declines in all print categories of classified advertising revenues (help-wanted, real estate and automotive) and nearly all online classified categories (mainly help-wanted and real estate). The help-wanted category experienced the most significant declines due to the continued softness in the job market. Print declines were also exacerbated by secular shifts to online advertising.

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

Classified advertising declined in 2008 in all print categories (mainly help-wanted, real estate and automotive) compared with the prior year due to lower print revenues. The majority of the decline was in the help-wanted category due to softness in the job market and the continued slowdown in the local and national housing markets. In addition, weak economic conditions contributed to the declines in classified advertising in print and online, with declines in print classified advertising exacerbated by secular shifts to online advertising.

National advertising declined in 2008 compared with 2007 mainly due to lower volume in print advertising, partially offset by growth in online advertising.

Regional Media Group

Total advertising revenues declined in 2009 compared with 2008 primarily due to declines in all print categories, particularly in the retail and classified areas (real estate, help-wanted and automotive). Soft economic conditions contributed to declines in the Florida and the California housing markets. About two-thirds of the Regional Media Group advertising revenues came from newspapers in Florida and California. Also, in 2009, online classified and retail advertising decreased due to continued economic weakness.

Total advertising revenues declined in 2008 compared with 2007 primarily due to declines in all print categories, particularly in the classified areas, which were mainly driven by the downturn in the Florida and California housing markets and softening economic conditions. In addition, in 2008 online classified advertising decreased due to deteriorating market conditions.

Circulation Revenue

Circulation revenue is based on the number of copies sold and the subscription and newsstand rates charged to customers. Our newspapers have been executing a circulation strategy of reducing less profitable circulation and raising circulation prices. As we execute this strategy, we are seeing circulation declines but have realized, and believe we will continue to realize, significant benefits in reduced costs and improved circulation profitability.

Circulation revenues in 2009 increased compared with 2008 mainly because of higher subscription

P.32      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

and newsstand prices, offset in part by volume declines across the News Media Group and the impact of the closure of City & Suburban in early January 2009. In the second quarter of 2009, both The Times and the Globe increased subscription and newsstand prices.

Circulation revenues in 2008 increased compared with 2007 because of higher subscription and newsstand prices, offset by volume declines across the News Media Group. The Times increased subscription and weekday newsstand prices in the third quarters of 2007 and 2008. The Globe increased newsstand and subscription prices in the first and third quarters of 2008, and several regional newspapers increased subscription prices in 2008.

Other Revenues

Other revenues for the News Media Group decreased in 2009 compared with 2008 primarily due to lower revenues from our wholesale delivery operations as a result of the closure of City & Suburban in early January 2009 in addition to lower commercial printing revenues.

Other revenues for the News Media Group decreased in 2008 compared with 2007 primarily due to the elimination of subscription revenues for TimesSelect, a fee-based product offering subscribers exclusive online access to columnists of The Times and the IHT and The Times’s archives, which was discontinued in September 2007, offset in part by rental income from the lease of six floors in our New York headquarters.

About Group

In 2009, revenues for the About Group increased primarily due to higher advertising rates in cost-per-click advertising and higher levels of display advertising, which showed an improving trend.

In 2008, revenues for the About Group increased primarily due to higher advertising rates in cost-per-click advertising, offset in part by lower display advertising mainly as a result of a decrease in spending by advertisers. Revenues declined in the fourth quarter of 2008 compared with 2007 as online advertisers cut back on spending in response to worsening business conditions.

Operating Costs

Below are charts of our consolidated operating costs.

Components of Consolidated Operating Costs	Consolidated Operating Costs as a Percentage of Revenues

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.33

Operating costs were as follows:

	December 27, 2009	December 28, 2008	December 30, 2007	% Change
(In millions)				09-08	08-07
Operating costs
Production costs:
Raw materials	$166.4	$250.8	$260.0	(33.7)	(3.5)
Wages and benefits	524.8	620.6	644.5	(15.4)	(3.7)
Other	330.0	438.9	432.2	(24.8)	1.5

Total production costs	1,021.2	1,310.3	1,336.7	(22.1)	(2.0)
Selling, general and administrative costs	1,152.9	1,328.5	1,393.0	(13.2)	(4.6)
Depreciation and amortization	133.7	144.3	189.3	(7.3)	(23.8)

Total operating costs	$2,307.8	$2,783.1	$2,919.0	(17.1)	(4.7)

Production Costs

Total production costs in 2009 decreased compared with 2008 primarily as a result of savings from cost restructuring strategies and declining raw materials expense. Our staff reduction efforts and other cost-saving initiatives lowered compensation-related costs and benefits expense by approximately $95 million.

In 2009, raw materials expense declined approximately $84 million, primarily in newsprint, mainly as a result of lower newsprint consumption. Newsprint expense declined 30.3%, with 19.4% from lower consumption and 10.9% from lower pricing. Newsprint prices reached a peak in November 2008, and prices have declined significantly since then due to a rapid decline in consumption, causing an oversupply of newsprint in the market. We believe that prices hit the bottom of the cycle during the third quarter of 2009. Suppliers have recently announced price increases, the majority of which were implemented in the fourth quarter of 2009. We expect newsprint prices to remain under pressure and that further price increases will be dependent on a substantial reduction in capacity to bring newsprint supply and demand more in balance.

The closure of City & Suburban in January 2009 contributed approximately $49 million in production cost savings in 2009.

Total production costs in 2008 decreased compared with 2007 primarily due to lower compensation-related costs (approximately $15 million), mainly resulting from a reduced workforce, lower benefits expense (approximately $10 million) and lower raw materials expense (approximately $9 million), primarily driven by a decline in newsprint consumption. These decreases were partially offset by higher professional fees (approximately $3 million).

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

Selling, General and Administrative Costs

Total selling, general and administrative costs in 2009 decreased compared with 2008, also primarily as a result of savings from cost restructuring strategies. In 2009, our cost reduction efforts resulted in approximately $68 million of savings from the closure of City & Suburban and $49 million in lower promotion costs and professional fees. In addition, we had lower severance costs of approximately $26 million.

Total selling, general and administrative costs in 2008 decreased compared with 2007 mainly because of lower compensation-related costs (approximately $53 million), due to lower incentive compensation and a reduced workforce, benefits expense (approximately $20 million), promotion costs (approximately $19 million) and professional fees (approximately $8 million). Lower pension and other postretirement expense reduced benefits expense. Lower promotion costs resulted from our circulation strategy of reducing less profitable circulation. These decreases were partially offset by higher severance costs (approximately $45 million), which included approximately $29 million for severance costs in connection with the closure of City & Suburban.

P.34      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and Amortization

Consolidated depreciation and amortization by reportable segment, Corporate and the Company as a whole, were as follows:

	December 27, 2009	December 28, 2008	December 30, 2007	% Change
(In millions)				09-08	08-07
Depreciation and amortization
News Media Group	$122.6	$124.3	$167.8	(1.3)	(26.0)
About Group	11.1	12.2	14.4	(9.5)	(14.8)
Corporate	–	7.8	7.1	N/A	10.1

Total depreciation and amortization	$133.7	$144.3	$189.3	(7.3)	(23.8)

Beginning in 2009, we began to allocate Corporate’s depreciation and amortization expense to our operating segments. Therefore, Corporate no longer recognizes depreciation and amortization expense.

Depreciation and amortization decreased at the News Media Group in 2008 compared with 2007 primarily because beginning in the second quarter of 2008 there was no accelerated depreciation for assets at the Edison, N.J., printing facility, which we closed in March 2008. In 2008, accelerated depreciation for assets at the Edison, N.J., printing facility totaled $5.0 million compared with $42.6 million in 2007. The About Group’s depreciation and amortization decreased in 2008 compared with 2007 mainly because an asset reached the end of its amortization period in the second quarter of 2008.

Segment Operating Costs

The following table sets forth consolidated costs by reportable segment, Corporate and the Company as a whole.

	December 27, 2009	December 28, 2008	December 30, 2007	% Change
(In millions)				09-08	08-07
Operating costs
News Media Group	$2,183.0	$2,657.6	$2,795.2	(17.9)	(4.9)
About Group	70.2	75.9	68.0	(7.5)	11.7
Corporate	54.6	49.6	55.8	10.1	(11.1)

Total operating costs	$2,307.8	$2,783.1	$2,919.0	(17.1)	(4.7)

News Media Group

In 2009, operating costs for the News Media Group decreased compared with 2008 primarily due to reductions in nearly all major expense categories as a result of cost restructuring efforts and declining raw materials expense. The closure of City & Suburban in January 2009 contributed approximately $119 million in cost savings in 2009. Our cost-saving initiatives lowered compensation-related costs and benefits expense by approximately $106 million and promotion costs and professional fees by approximately $44 million. Raw materials expense declined approximately $84 million, particularly in newsprint, mainly as a result of lower newsprint consumption. In addition, we had lower severance costs of approximately $27 million.

In 2008, operating costs for the News Media Group decreased compared with 2007 primarily due to lower compensation-related costs (approximately $68 million), depreciation and amortization (approximately $44 million), benefits expense (approximately $25 million), promotion costs (approximately $21 million) and raw materials expense (approximately $9 million). These decreases were partially offset by higher severance costs (approximately $45 million).

About Group

Operating costs for the About Group decreased in 2009 compared with 2008 primarily due to reductions in nearly all major expense categories as a result of cost-saving initiatives. These efforts lowered

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.35

marketing costs ($2.1 million) and professional fees ($1.6 million). Depreciation and amortization expense also declined in 2009 ($1.1 million).

Operating costs for the About Group increased in 2008 compared with 2007 primarily due to higher marketing costs ($3.5 million), content costs ($1.7 million), professional fees ($1.1 million), and compensation-related costs ($0.9 million). The increase in marketing and professional fees was primarily due to investments in new revenue initiatives and the redesign of ConsumerSearch.com in 2008. In addition, operating costs reflect costs from ConsumerSearch, Inc. for the full year of 2008 and only from the date of acquisition in May 2007.

Corporate

Operating costs for Corporate increased in 2009 compared with 2008 primarily due to higher performance-related compensation costs and benefits expense ($19.2 million) offset in part by lower depreciation expense ($7.8 million).

Operating costs for Corporate decreased in 2008 compared with 2007 primarily due to lower benefits expense ($6.0 million).

Other Items

Pension Withdrawal Expense

The total pension withdrawal obligation expense recorded in 2009 was $78.9 million.

In 2009, employees of the Globe represented by various unions ratified amendments to their collective bargaining agreements that allowed us to withdraw or partially withdraw from various multiemployer pension plans. The withdrawals resulted in withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. We recorded a $73.6 million charge for the present value of estimated future payments under the pension withdrawal liabilities. Our total estimated future payments relating to withdrawal liabilities to these multiemployer plans are approximately $187 million. These amounts will be adjusted as more information becomes available that will allow us to refine the estimate. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to us. While the exact period over which the payment of these liabilities would be made has not yet been determined, a withdrawal liability is generally paid in installments over a period of time that could extend up to 20 years (or beyond in the case of a mass withdrawal). Our estimate assumes a payment period of approximately 20 years.

Also in 2009, we recorded a $5.3 million charge for the present value of future payments under a pension withdrawal liability in connection with the closing of City & Suburban. Our total future payments are approximately $7 million.

Net Pension Curtailment Gain

The total net pension curtailment gain recorded in 2009 was $54.0 million.

We amended a Company-sponsored qualified defined benefit pension plan for non-union employees to discontinue future benefit accruals under the plan and freeze existing accrued benefits effective December 31, 2009. Benefits earned by participants under the pension plan prior to January 1, 2010 were not affected. We also froze a non-qualified defined benefit pension plan that provides enhanced retirement benefits to select members of management. The accrued benefits under this supplemental benefit plan will be determined and frozen based on eligible earnings through December 31, 2009. The reduction of benefits under the qualified and non-qualified plans mentioned above and various other non-qualified plans resulted in a curtailment gain of $56.7 million.

In 2009, we also froze a Company-sponsored qualified pension plan in connection with ratified amendments to a collective bargaining agreement covering the Newspaper Guild of the Globe. As a result, the amendments resulted in a curtailment loss of $2.5 million. As a result, we recognized a curtailment loss of $2.5 million.

In 2009, we also eliminated certain non-qualified retirement benefits of various employees of the Globe in connection with the amendment of two union agreements. The amendments resulted in a curtailment loss of $0.2 million.

Loss on Leases and Other

The total loss on leases and other recorded in 2009 was $34.6 million.

In 2009, we recorded a loss of $22.8 million for the present value of remaining rental payments under leases, for property previously occupied by City & Suburban, in excess of rental income under potential subleases. We recorded an estimated loss of $16.3 million in the first quarter of 2009 and that loss was updated in the fourth quarter of 2009, which resulted in an additional charge of $6.5 million. Also in 2009, we recorded a loss of $8.3 million for the present value of remaining rental payments under a lease for office space at The New York Times Media Group, in excess of rental income under potential subleases. The loss on abandoned leases may be

P.36      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

further adjusted as we finalize any subleases or other transactions to utilize or exit the vacant properties.

In the fourth quarter of 2009, we recorded a $3.5 million charge for the early termination of a third-party printing contract.

Net Gain/(Loss) on Sale of Assets

In 2009, we sold certain surplus real estate assets at the Regional Media Group and recorded a pre-tax gain of $5.2 million on the sales.

In 2007, we consolidated the printing operations of a facility we leased in Edison, N.J., into our facility in College Point, N.Y. As part of the consolidation, we purchased the Edison, N.J., facility and then sold it, with two adjacent properties we already owned, to a third party. The purchase and sale of the Edison, N.J., facility closed in the second quarter of 2007, relieving us of rental terms that were above market as well as certain restoration obligations under the original lease. As a result of the purchase and sale, we recognized a net pre-tax loss of $68.2 million in 2007.

Impairment of Assets

There were no impairment charges in connection with our 2009 annual impairment test, which was completed in the fourth quarter. However, the Regional Media Group’s estimated fair value approximates its carrying value. The Regional Media Group includes approximately $152 million of goodwill.

In determining the fair value of the Regional Media Group, we made significant judgments and estimates regarding the expected severity and duration of the current economic slowdown and the secular changes affecting the newspaper industry. The effect of these assumptions on projected long-term revenues, along with the continued benefits from reductions to the group’s cost structure, play a significant role in calculating the fair value of the Regional Media Group.

We estimated a 2% annual growth rate to arrive at a “normalized” residual year representing the perpetual cash flows of the Regional Media Group. The residual year cash flow was capitalized to arrive at the terminal value of the Regional Media Group. Utilizing a discount rate of 10.2%, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value of the Regional Media Group. We assumed a discount rate of 10.2% in the discounted cash flow analysis for the 2009 annual impairment test compared to a 9.0% discount rate used in the 2008 annual impairment test. In determining the appropriate discount rate, we considered the weighted average cost of capital for comparable companies.

We believe that if the Regional Media Group’s projected cash flows are not met during 2010, a goodwill impairment charge could be reasonably likely in 2010.

In the fourth quarter of 2009 we recorded a $4.2 million charge for a write-down of assets due to the reduced scope of a systems project at the News Media Group.

In the first quarter of 2008, we recorded a non-cash impairment charge of $18.3 million for the write-down of assets for a systems project at the News Media Group. We reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

In the third quarter of 2008, we performed an interim impairment test at the New England Media Group, which is part of the News Media Group reportable segment, due to certain impairment indicators, including the continued decline in print advertising revenue affecting the newspaper industry and lower-than-expected current and projected operating results. The assets tested included goodwill, indefinite-lived intangible assets, other long-lived assets being amortized and an equity method investment in Metro Boston.

We recorded a non-cash impairment charge of $166.0 million. This impairment charge reduced the carrying value of goodwill and other intangible assets of the New England Media Group to zero.

The fair value of the New England Media Group’s goodwill was the residual fair value after allocating the total fair value of the New England Media Group to its other assets, net of liabilities. The total fair value of the New England Media Group was estimated using a combination of a discounted cash flow model (present value of future cash flows) and a market approach model based on comparable businesses. The goodwill was not tax deductible because the 1993 acquisition of the Globe was structured as a tax-free stock transaction.

The fair value of the mastheads at the New England Media Group was calculated using a relief-from-royalty method and the fair value of the customer list was calculated by estimating the present value of associated future cash flows.

The property, plant and equipment of the New England Media Group was estimated at fair value less cost to sell. The fair value was determined giving consideration to market and income approaches to value.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.37

The carrying value of our investment in Metro Boston was written down to fair value because the business had experienced lower-than-expected growth and we anticipated lower growth compared with previous projections, leading management to conclude that the investment was other than temporarily impaired. The impairment was recorded within “Net income/(loss) from joint ventures.”

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

In 2007, our annual impairment testing resulted in non-cash impairment charges of $18.1 million related to write-downs of intangible assets at the New England Media Group and our Metro Boston investment. The asset impairments mainly resulted from declines in current and projected operating results and cash flows of the New England Media Group due to, among other factors, unfavorable economic conditions, advertiser consolidations in the New England area and increased competition with online media.

The impairment charges included in “Impairment of assets” and “Net income/(loss) from joint ventures” in our Consolidated Statements of Operations, are presented below by asset.

	December 27, 2009			December 28, 2008			December 30, 2007
(In millions)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Newspaper mastheads	$–	$–	$–	$57.5	$22.7	$34.8	$11.0	$4.6	$6.4
Goodwill	–	–	–	22.9	–	22.9	–	–	–
Customer list	–	–	–	8.3	3.0	5.3	–	–	–
Property, plant and equipment	4.2	1.6	2.6	109.2	44.2	65.0	–	–	–

Total	4.2	1.6	2.6	197.9	69.9	128.0	11.0	4.6	6.4
Metro Boston investment	–	–	–	5.6	2.1	3.5	7.1	3.0	4.1

Total	$4.2	$1.6	$2.6	$203.5	$72.0	$131.5	$18.1	$7.6	$10.5

Operating Profit/(Loss)

Consolidated operating profit/(loss) by reportable segment, Corporate and the Company as a whole, were as follows:

(In millions)	December 27, 2009	December 28, 2008	December 30, 2007	% Change
				09-08	08-07
Operating profit/(loss)
News Media Group	$21.2	$(31.0)	$207.7	*	*
About Group	50.9	39.4	34.7	29.2	13.5
Corporate	2.0	(49.6)	(55.8)	*	(11.1)

Total operating profit/(loss)	$74.1	$(41.2)	$186.6	*	*

*	Represents an increase or decrease in excess of 100%.

We discuss the reasons for the year-to-year changes in each segment’s and Corporate’s operating profit in the “Revenues,” “Operating Costs,” and “Other Items” sections above.

P.38      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-OPERATING ITEMS

Net Income/(Loss) from Joint Ventures

We have investments in Metro Boston, two paper mills (Malbaie and Madison), quadrantONE and NESV, which are accounted for under the equity method. Our proportionate share of the operating results of these investments is recorded in “Net income/(loss) from joint ventures” in our Consolidated Statements of Operations. See Note 6 of the Notes to the Consolidated Financial Statements for additional information regarding these investments.

In 2009, we had net income from joint ventures of $20.7 million compared with $17.1 million in 2008. The 2008 net income in joint ventures included a $5.6 million non-cash impairment charge for our equity investment in Metro Boston.

In 2008, we had net income from joint ventures of $17.1 million compared with a net loss of $2.6 million in 2007. In 2008, the paper mills in which we have equity interests benefited from higher paper selling prices. In addition, NESV had higher earnings in 2008 compared with 2007.

Interest Expense, Net

Interest expense, net, was as follows:

(In millions)	December 27, 2009	December 28, 2008	December 30, 2007
Interest expense, net
Interest expense	$84.7	$50.8	$59.0
Capitalized interest	(1.6)	(2.6)	(15.8)
Interest income	(1.4)	(0.4)	(3.4)

Total interest expense, net	$81.7	$47.8	$39.8

Interest expense, net, increased in 2009 compared with 2008 primarily due to higher interest rates on our debt offset in part by lower average debt outstanding.

Interest expense, net, increased in 2008 compared with 2007 primarily due to lower capitalized interest and interest income offset by lower interest expense. We had higher capitalized interest in 2007 mainly as a result of borrowings related to the construction of our New York headquarters, which we began to occupy in the second quarter of 2007. Interest income was higher in 2007 as a result of funds we advanced to our development partner for the construction of our New York headquarters. This loan was fully repaid in October 2007. We had lower interest expense in 2008 mainly as a result of lower average interest rates and the maturity of medium-term notes in 2007.

Income Taxes

We had $2.2 million of tax expense on pre-tax income of $3.8 million in 2009. Our effective income tax rate was 58.4% in 2009. The high tax rate was driven by the impact of certain items, including the reduction of deferred tax asset balances resulting from lower income tax rates, on near break-even results in 2009.

We had an income tax benefit of $6.0 million on a pre-tax loss of $71.9 million in 2008. Our effective income tax rate in 2008 was 8.3%. In 2008, the effective tax rate was low because the goodwill portion of the non-cash impairment charge at the New England Media Group and losses on investments in corporate-owned life insurance policies were non-deductible for tax purposes. In addition, a change in Massachusetts state tax law had an unfavorable effect.

We had an income tax expense of $57.2 million on pre-tax income of $144.1 million in 2007. Our effective income tax rate in 2007 was 39.7%. In 2007, the effective income tax rate was affected by asset sales and an unfavorable tax adjustment for a change in New York State tax law.

Discontinued Operations

Radio Operations

On October 8, 2009, we completed the sale of WQXR-FM, a New York City radio station, to subsidiaries of Univision Radio Inc. and WNYC Radio for a total of approximately $45 million. Univision Radio paid us $33.5 million to exchange the FCC 105.9 FM broadcast license and transmitting equipment for our license, equipment and stronger signal at 96.3 FM. At the same time, WNYC Radio purchased the FCC license for 105.9 FM, all related transmitting equipment and WQXR-FM’s call letters and Web site from us for $11.5 million. We used the proceeds from the sale to pay outstanding debt. We recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.39

In April 2007, we sold WQEW-AM to Radio Disney, LLC (which had been providing substantially all of WQEW-AM’s programming through a time brokerage agreement) for $40.0 million. We recognized a pre-tax gain of approximately $40 million (approximately $21 million after tax) in 2007. The results of WQEW-AM were included in the results of WQXR-FM until it was sold in April 2007.

The gain on the sale of WQEW-AM was previously recorded within continuing operations. As a result of the sale of WQXR-FM, both radio stations (“Radio Operations”) were required to be reported as discontinued operations for all periods presented.

Broadcast Media Group

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

The results of operations of the Broadcast Media Group and Radio Operations are presented as discontinued operations in our Consolidated Financial Statements. The operating results of the Broadcast Media Group were previously reported in a separate segment and Radio Operations were previously consolidated in the results of The New York Times Media Group, which is part of the News Media Group.

The results of operations of the Radio Operations and the Broadcast Media Group presented as discontinued operations are summarized below.

	December 27, 2009
(In millions)	Radio Operations	Broadcast Media Group	Total
Revenues	$ 5.1	$ –	$ 5.1
Total operating costs	7.1	–	7.1

Pre-tax loss	(2.0)	–	(2.0)
Income tax benefit	(0.8)	–	(0.8)

Loss from discontinued operations, net of income taxes	(1.2)	–	(1.2)
Gain on sale, net of income taxes:
Gain on sale, before taxes	34.9	–	34.9
Income tax expense	15.4	–	15.4

Gain on sale, net of income taxes	19.5	–	19.5

Discontinued operations, net of income taxes	$18.3	$ –	$18.3

	December 28, 2008
(In millions)	Radio Operations	Broadcast Media Group	Total
Revenues	$ 9.1	$ –	$ 9.1
Total operating costs	8.5	–	8.5

Pre-tax income	0.6	–	0.6
Income tax expense	0.3	–	0.3

Income from discontinued operations, net of income taxes	0.3	–	0.3
Gain on sale, net of income taxes:
Loss on sale, before taxes	–	(0.6)	(0.6)
Income tax benefit	–	(8.9)	(8.9)

Gain on sale, net of income taxes	–	8.3	8.3

Discontinued operations, net of income taxes	$ 0.3	$ 8.3	$ 8.6

P.40      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 30, 2007
(In millions)	Radio Operations	Broadcast Media Group	Total
Revenues	$10.3	$46.7	$57.0
Total operating costs	9.0	36.9	45.9

Pre-tax income	1.3	9.8	11.1
Income tax expense	0.7	4.0	4.7

Income from discontinued operations, net of income taxes	0.6	5.8	6.4
Gain on sale, net of income taxes:
Gain on sale, before taxes	39.6	190.0	229.6
Income tax expense	18.4	96.0	114.4

Gain on sale, net of income taxes	21.2	94.0	115.2

Discontinued operations, net of income taxes	$21.8	$99.8	$121.6

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents information about our financial position.

Financial Position Summary

(In millions, except ratios)	December 27, 2009	December 28, 2008	% Change 09-08
Cash and cash equivalents	$ 36.5	$ 56.8	(35.7)
Short-term debt(1)	–	479.0	N/A
Long-term debt(1)	769.2	580.4	32.5
Total New York Times Company stockholders’ equity	604.0	504.0	19.9
Ratios:
Total debt to total capitalization	56%	68%	(17.6)
Current assets to current liabilities	1.00	.60	66.7

(1)

Short-term debt includes borrowings under revolving credit agreements, current portion of long-term debt and current portion of capital lease obligations. Long-term debt includes the long-term portion of capital lease obligations.

We meet our cash obligations with cash inflows from operations as well as third-party financing. Our primary sources of cash inflows from operations are advertising and circulation sales. Advertising provided 55% and circulation provided 38% of total revenues in 2009. The remaining cash inflows from operations are from other revenue sources such as news services/syndication, commercial printing, digital archives, rental income and direct mail advertising services. Our primary source of cash outflows are for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes. In addition, cash is used for investing in high-return capital projects and to pay maturing debt.

Any cash in excess of cash required for cash obligations is available for:

—	reducing our debt to allow for financing flexibility in the future; and
—	making acquisitions and investments that are both financially and strategically attractive.

The disruption in the global economy has adversely affected our level of advertising revenues. While we have seen a moderation in the decline of advertising revenues in the fourth quarter of 2009, if the economic conditions do not improve, they will continue to adversely affect our cash inflows from operations. In addition, our advertising revenues have been adversely affected by increased competition arising from the growth of media alternatives, including distribution of news, entertainment and other information over the Internet and through mobile devices. A secular shift from print advertising to online alternatives has contributed and will likely continue to contribute to significant declines in print advertising revenues.

Required contributions for our qualified pension plans can have a significant impact on cash flows. See “– Pensions and Other Postretirement Benefits” for additional information regarding our pension plans, including their underfunded status.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.41

We have taken and will continue to take steps to improve our liquidity. These actions include but are not limited to:

—

implementing various cost-cutting initiatives, as discussed above, including consolidating our operations; optimizing circulation revenues; reducing newsprint consumption; reducing employee-related costs; freezing pension plans; exiting multiemployer pension plans; and rationalizing our cost base relative to expected future revenue;

—	suspending our quarterly dividends on our Class A and Class B Common Stock in 2009;
—

exploring opportunities to raise capital, including entering into a private financing transaction for $250.0 million and entering into a sale-leaseback for part of the space we own in our New York headquarters building for $225.0 million;

—	reducing outstanding debt by over $290 million from the balance at the end of 2008; and
—	selling certain assets, such as WQXR-FM, the TimesDaily and excess real estate, and exploring the sale of our investment in NESV.

In 2010, we expect our cash balance, cash provided from operations and third-party financing to be sufficient to meet our cash obligations.

Capital Resources

Sources and Uses of Cash

Cash flows by category were as follows:

(In millions)	December 27, 2009	December 28, 2008	December 30, 2007	% Change
				09-08	08-07

Operating activities	$256.8	$246.4	$110.7	4.2	*
Investing activities	$8.1	$(160.5)	$148.3	*	*
Financing activities	$(286.2)	$(81.2)	$(280.5)	*	(71.0)

*	Represents an increase or decrease in excess of 100%.

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

While revenues declined in 2009, net cash provided by operating activities increased in 2009 compared with 2008. The revenue decline was more than offset by a reduction in operating costs and lower working capital requirements.

Net cash provided by operating activities increased approximately $136 million in 2008 compared with 2007, mainly due to higher working capital requirements in 2007, primarily driven by the income taxes paid on the gains on the sales of the Broadcast Media Group and WQEW-AM, which was partially offset by lower advertising revenues in 2008.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investing activities generally includes payments for capital projects, acquisitions of new businesses and equity investments.

Net cash provided by investing activities in 2009 was primarily due to the proceeds from the sale of WQXR-FM and other assets offset in part by capital expenditures.

Net cash used in investing activities in 2008 was primarily due to capital expenditures related to the consolidation of our New York area printing operations into our facility in College Point, N.Y., and for construction of our New York headquarters.

Capital expenditures (on an accrual basis) were $45.4 million in 2009, $127.2 million in 2008 and $375.4 million in 2007. The 2009, 2008 and 2007 amounts include costs related to our New York headquarters of approximately $14 million, $17 million and $166 million, respectively, as well as our development partner’s costs of $55 million in 2007.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements and the issuance of long-term debt. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt; and the payment of dividends in 2008 and 2007.

Net cash used in financing activities in 2009 consisted mainly of repayments under our revolving

P.42      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

credit agreements, repayments in connection with the redemption of our 4.5% notes due March 15, 2010 and the repurchase of medium-term notes, partially offset by debt incurred under the issuance of senior unsecured notes and the sale-leaseback financing (see “Third-Party Financing” below).

Net cash used in financing activities decreased approximately $199 million in 2008 compared with 2007 primarily due to lower repayments of commercial paper and medium-term notes of approximately $251 million, partially offset by $66 million received from our development partner for a loan receivable in 2007.

See our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

We currently rely upon our revolving credit agree-ment, a private financing arrangement and a sale-leaseback of a portion of our New York headquarters that we own for financing to supplement cash flows from operations. Our total debt consists of the following:

(In millions)	December 27, 2009	December 28, 2008
6.95%-7.125% series I medium-term notes due in 2009	$–	$98.9
4.5% notes due in 2010 (redeemed in 2009)	–	249.5
4.610% medium-term notes series II due in 2012	74.7	74.5
5.0% notes due in 2015	249.8	249.8
14.053% senior unsecured notes due in 2015	224.1	–
Option to repurchase ownership interest in headquarters building in 2019	213.9	–

Sub-total	762.5	672.7
Borrowings under revolving credit agreements	–	380.0
Capital lease obligations	6.7	6.7

Total debt	$769.2	$1,059.4

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our debt was approximately $907 million as of December 27, 2009.

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

Sale-Leaseback Financing

In March 2009, one of our affiliates entered into an agreement to sell and simultaneously lease back the Condo Interest in our headquarters building located at 620 Eighth Avenue in New York City. The sale price for the Condo Interest was $225.0 million. We have an option, exercisable during the 10th year of the lease term, to repurchase the Condo Interest for $250.0 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years.

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

In February and March 2009, we repurchased a total of $5.0 million aggregate principal amount of our 10-year 6.950% medium-term notes, maturing November 2009. The remaining aggregate principal amount of $44.5 million was repaid upon maturity in November 2009.

Senior Unsecured Notes

In January 2009, pursuant to a securities purchase agreement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (each an “Investor” and collectively the “Investors”), we issued, for an aggregate purchase price of $250.0 million, (1) $250.0 million aggregate principal amount of 14.053% senior unsecured notes due January 15, 2015, and (2) detachable warrants to purchase 15.9 million

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.43

shares of our Class A Common Stock at a price of $6.3572 per share. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until January 15, 2015. Each Investor is an affiliate of Carlos Slim Helú, the beneficial owner of approximately 7% of our Class A Common Stock (excluding the warrants). Each Investor purchased an equal number of notes and warrants.

We received proceeds of approximately $242 million (purchase price of $250.0 million, net of a $4.5 million investor funding fee and transaction costs), of which approximately $221 million was allocated to the notes and included in “Long-term debt and capital lease obligations” and approximately $21 million was allocated to the warrants and included in “Additional paid-in-capital” in our Consolidated Balance Sheet as of December 27, 2009. The difference between the purchase price of $250.0 million and the $221 million allocated to the notes, or approximately $29 million, will be amortized over a six-year period through interest expense. The effective interest rate on this transaction was approximately 17%.

We have an option, at any time on or after January 15, 2012, to prepay all or any part of the senior unsecured notes at a premium of the outstanding principal amount, plus accrued interest. The prepayment premium is 105.0% from January 15, 2012 to January 14, 2013, 102.5% from January 15, 2013 to January 14, 2014 and 100.0% from January 15, 2014 to the maturity date. In addition, at any time prior to January 15, 2012, we may at our option prepay all or any part of the notes by paying a make-whole premium amount based on the present value of the remaining scheduled payments.

The senior unsecured notes contain certain covenants that, among other things, limit (subject to certain exceptions) our ability and the ability of our subsidiaries to:

—

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

—

create or incur liens with respect to any of our properties (subject to exceptions for customary permitted liens and liens securing debt in an amount less than 25% of adjusted stockholders’ equity, based on a formula set forth in the securities purchase agreement, which does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges, minus the amount of guarantees of third-party debt); or

—

transfer or sell assets, except for transfers or sales in the ordinary course of business, unless within 360 days of any such transfer or sale of assets, we use the net proceeds of such transfer or sale to repay outstanding senior debt or invest in a similar business, acquire properties or make capital expenditures. Any net proceeds from a transfer or asset sale not invested as described above will be deemed “excess proceeds.” When the amount of the excess proceeds exceeds $10 million, we will be required to make an offer to all holders of the senior unsecured notes to purchase the maximum aggregate principal amount of the senior unsecured notes that may be purchased with the “excess proceeds” at an offer price equal to 100% of such outstanding principal amount of the senior unsecured notes, plus accrued and unpaid interest, if any.

We were in compliance with these covenants as of December 27, 2009.

Revolving Credit Agreement

Our $400.0 million credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. We had a second $400.0 million credit agreement that expired in May 2009. We did not renew this

P.44      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

facility as we believe the amounts available under the $400.0 million credit facility expiring in June 2011, in combination with other financing sources, will be sufficient to meet our financing needs through the expiration of that credit facility.

Any borrowings under the revolving credit agreement bear interest at specified margins based on our credit rating, over various floating rates selected by us. The amount available under our revolving credit agreement is summarized in the following table.

(In millions)	December 27, 2009
Revolving credit agreement	$400.0
Less:
Amount outstanding under revolving credit agreement	–
Letters of credit	66.5

Amount available under revolving credit agreement	$333.5

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which, as defined by the agreement, does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders’ equity (as defined by the agreement) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of December 27, 2009, the amount of stockholders’ equity in excess of the required level was approximately $663 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

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

We have no liabilities subject to accelerated payment upon a ratings downgrade and do not expect a material increase in our current borrowing costs as a result of these ratings actions. However, we expect that any future long-term borrowings or the extension or replacement of our short-term borrowing facility will reflect the impact of our below investment-grade ratings, increasing our borrowing costs, limiting our financing options, including limiting our access to the unsecured borrowing market, and subjecting us to more restrictive covenants appropriate for non-investment grade issuers. Additional reductions in our credit ratings could further increase our borrowing costs, subject us to more onerous terms and reduce our borrowing flexibility in the future.

Contractual Obligations

The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 27, 2009. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In millions)	Total	2010	2011-2012	2013-2014	Later Years
Long-term debt(1)	$1,322.4	$75.6	$227.6	$146.8	$872.4
Capital leases(2)	12.3	0.6	1.2	1.1	9.4
Operating leases(2)	93.1	21.0	32.4	17.9	21.8
Benefit plans(3)	1,524.2	118.1	257.8	276.0	872.3

Total	$2,952.0	$215.3	$519.0	$441.8	$1,775.9

(1)	Includes estimated interest payments on long-term debt. See Note 7 of the Notes to the Consolidated Financial Statements for additional information related to our long-term debt.
(2)	See Note 19 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.
(3)

Includes estimated benefit payments, net of plan participant contributions, under our Company-sponsored pension and other postretirement benefits plans. Payments for these plans have been estimated over a 10-year period; therefore the amounts included in the “Later Years” column only include payments for the period of 2015-2019. While benefit payments under these plans are expected to continue beyond 2019, we believe that an estimate beyond this period is impracticable. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 10 and 11 of the Notes to the Consolidated Financial Statements for additional information related to our pension benefits and other postretirement benefits plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.45

In addition to the pension and other postretirement benefits liabilities included in the table above, “Other Liabilities – Other” in our Consolidated Balance Sheets include liabilities related to i) deferred compensation, primarily consisting of our deferred executive compensation plan (the “DEC plan”), ii) our liability for uncertain tax positions, and iii) various other liabilities. These liabilities are not included in the table above primarily because the future payments are not determinable.

The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. While the initial deferral period is for a minimum of two years up to a maximum of eighteen years (after which time taxable distributions must begin), the executive has the option to extend the deferral period. Therefore, the future payments under the DEC plan are not determinable. See Note 12 of the Notes to the Consolidated Financial Statements for additional information on “Other Liabilities – Other.”

Our tax liability for uncertain tax positions was approximately $98 million, including approximately $28 million of accrued interest and penalties. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 13 of the Notes to the Consolidated Financial Statements for additional information on “Income Taxes.”

We have a contract with a major paper supplier to purchase newsprint. The contract requires us to purchase annually the lesser of a fixed number of tons or a percentage of our total newsprint requirement at market rate in an arm’s length transaction. Since the quantities of newsprint purchased annually under this contract are based on our total newsprint requirement, the amount of the related payments for these purchases is excluded from the table above.

Off-Balance Sheet Arrangements

We have letters of credit outstanding of approximately $67 million, primarily for obligations under our workers’ compensation program and for our New York headquarters.

We also have outstanding guarantees on behalf of a third party that provides circulation customer service, telemarketing and subscription services for The Times and the Globe and on behalf of third parties that provide printing and distribution services for The Times’s National Edition. As of December 27, 2009, the aggregate potential liability under these guarantees was approximately $4 million. See Note 19 of the Notes to the Consolidated Financial Statements for additional information.

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

(In millions)	December 27, 2009	December 28, 2008
Long-lived assets	$1,946	$2,066
Total assets	$3,089	$3,402
Percentage of long-lived assets to total assets	63%	61%

The impairment analysis is considered critical to our segments because of the significance of long-lived assets to our Consolidated Balance Sheets.

P.46      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

We test for goodwill impairment at the reporting unit level, which are our operating segments. Separate financial information about these segments is regularly evaluated by our chief operating decision maker in deciding how to allocate resources.

The goodwill impairment test is a two-step process. The first step, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model and a market approach model. In calculating fair value for each reporting unit, we generally weigh the results of the discounted cash flow model more heavily than the market approach because the discounted cash flow model is specific to our business and long-term projections. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

The discounted cash flow analysis requires us to make various judgments, estimates and assumptions, many of which are interdependent, about future revenues, operating margins, growth rates, capital expenditures, working capital and discount rates. The starting point for the assumptions used in our discounted cash flow analysis is the annual long range financial forecast. The annual planning process that we undertake to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long range financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.

The market approach analysis includes applying a multiple, based on comparable market transactions, to certain operating metrics of the reporting unit.

We compare the sum of the fair values of our reporting units to our market capitalization to determine whether our estimates of reporting unit fair value are reasonable.

Intangible assets that are not amortized (trade names) are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. Fair value is calculated utilizing the relief-from-royalty method, which is based on applying a royalty rate, which would be obtained through a lease, to the cash flows derived from the asset being tested. The royalty rate is derived from market data. If the fair value exceeds the carrying amount, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

All other long-lived assets (intangible assets that are amortized, such as customer lists, as well as property, plant and equipment) are tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset i) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and ii) is greater than its fair value.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill, other intangible assets acquired and other long-lived assets are estimated future cash flows, discount rates, growth rates, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.

In addition to annual testing, management uses certain indicators to evaluate whether the carrying values of our long-lived assets may not be recoverable and an interim impairment test may be required. These indicators include i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in cash flow or an inability to improve our operations to forecasted levels, ii) a significant adverse change in the business climate, whether structural or technological and iii) a decline in our stock price and market capitalization.

Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. See Note 4 of the Notes to the Consolidated Financial Statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.47

Retirement Benefits

Our pension and other postretirement benefit costs are accounted for using actuarial valuations. We are required to recognize the funded status of our defined benefit plans – measured as the difference between plan assets at fair value and the benefit obligation – on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. As of December 27, 2009, our assets related to our qualified pension plans were measured at fair value.

We consider accounting for retirement plans critical to all of our operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health-care cost trend rates, salary growth, long-term return on plan assets and mortality rates. These assumptions may have an effect on the amount and timing of future contributions.

Depending on the assumptions and estimates used, the impact from our pension and other postretirement benefits could vary within a range of outcomes and could have a material effect on our Consolidated Financial Statements.

See “– Pensions and Other Postretirement Benefits” below for more information on our retirement benefits.

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions. Stock-based compensation cost is measured at the grant date, and for certain awards at the end of each reporting period based on the fair value of the award, and is recognized as expense over the appropriate vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates or different key assumptions were used, it could have a material effect on our Consolidated Financial Statements. See Note 16 of the Notes to the Consolidated Financial Statements for additional information regarding stock-based compensation expense.

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

We are also required to assess whether deferred tax assets shall be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our process includes collecting positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence and assessing, based on the evidence, whether it is more likely than not that the deferred tax assets will not be realized.

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

Self-Insurance

We self-insure for workers’ compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience,

P.48      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $77 million as of December 27, 2009 and $82 million as of December 28, 2008.

Accounts Receivable Allowances

Credit is extended to our advertisers and subscribers based upon an evaluation of the customers’ financial condition, and collateral is not required from such customers. We use prior credit losses as a percentage of credit sales, the aging of accounts receivable and specific identification of potential losses to establish reserves for credit losses on accounts receivable. In addition, we establish reserves for estimated rebates, returns, rate adjustments and discounts based on historical experience.

(In millions)	December 27, 2009	December 28, 2008
Accounts receivable allowances	$37	$34
Accounts receivable-net	342	404

Accounts receivable-gross	$379	$438

Total current assets	$501	$624
Percentage of accounts receivable allowances to gross accounts receivable	10%	8%
Percentage of net accounts receivable to current assets	68%	65%

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

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

(In millions)	December 27, 2009	December 28, 2008
Pension and other postretirement liabilities	$996	$1,032
Total liabilities	$2,481	$2,895
Percentage of pension and other postretirement liabilities to total liabilities	40%	36%

Pension Benefits

We sponsor several pension plans, participate in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, and make contributions to several multiemployer pension plans in connection with collective bargaining agreements. These plans cover substantially all employees.

Our company-sponsored plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan. Our non-qualified plans provide enhanced retirement benefits to select members of management.

We also have a foreign-based pension plan for certain IHT employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.

The funded status of our qualified and non-qualified pension plans as of December 27, 2009 is as follows:

	December 27, 2009
(In millions)	Qualified Plans	Non- Qualified Plans	All Plans
Pension obligation	$1,671	$231	$1,902
Fair value of plan assets	1,151	–	1,151

Pension underfunded obligation	$(520)	$(231)	$(751)

Our pension assets benefited from strong performance in 2009.

For accounting purposes on a GAAP basis, the underfunded status of our qualified pension plans improved by approximately $122 million from year-end 2008.

For funding purposes on an ERISA basis, we previously disclosed a January 1, 2009 underfunded status for our qualified pension plans of approximately $300 million. This funding gap reflected the use of a temporary valuation relief allowed by the U.S. Treasury Department, applicable only to our January 1, 2009 valuation. As of January 1, 2009, without the valuation relief, our underfunded status would have been approximately $535 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.49

Based on preliminary results, we estimate a January 1, 2010 underfunded status of $420 million.

We do not have mandatory contributions to our sponsored qualified plans in 2010 due to existing funding credits. However, we may choose to make discretionary contributions in 2010 to address a portion of this funding gap. We currently expect to make contributions in the range of $60 to $80 million to our sponsored qualified plans, but may adjust this range based on operating cash flows, pension asset performance, interest rates and other factors. We also expect to make contributions of approximately $22 to $28 million to The New York Times Newspaper Guild pension plan based on our contractual obligations.

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

The expected long-term rate of return determined on this basis was 8.75% in 2009. We anticipate that our pension assets will generate long-term returns on assets of at least 8.75%. The expected long-term rate of return on plan assets is based on an asset allocation assumption of 65% to 75% with equity managers, with an expected long-term rate of return on assets of 10%, and 25% to 35% with fixed income/real estate managers, with an expected long-term rate of return on assets of 6%.

Our actual asset allocation as of December 27, 2009 was in line with our expectations. We regularly review our actual asset allocation and periodically rebalance our investments to our targeted allocation when considered appropriate.

Our plan assets had a rate of return of approximately 25% in 2009. We believe that an expected long-term rate of return of 8.75% is reasonable.

If we had decreased our expected long-term rate of return on our plan assets by 0.5% in 2009, pension expense would have increased by approximately $7 million in 2009 for our qualified pension plans. Our funding requirements would not have been materially affected.

In 2009 and 2008, we determined our discount rate using a Ryan ALM, Inc. Curve (“Ryan Curve”). The Ryan Curve was not available prior to 2008, when we utilized the Citigroup Pension Discount Curve. We switched to the Ryan Curve because it provides the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). We believe that this additional information and flexibility allows us to calculate a better estimate of a discount rate.

To determine our discount rate, we project a cash flow based on annual accrued benefits. For active participants, the benefits under the respective pension plans are projected to the date of termination. The projected plan cash flow is discounted to the measurement date, which is the last day of our fiscal year, using the annual spot rates provided in the Ryan Curve. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the Ryan Curve rates.

The discount rate determined on this basis was 6.45% for our qualified plans and 6.55% for our non-qualified plans as of December 27, 2009.

If we had decreased the expected discount rate by 0.5% in 2009, pension expense would have increased by approximately $8 million for our qualified pension plans and approximately $1 million for our non-qualified pension plans. Our funding requirements would not have been materially affected.

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

Other Postretirement Benefits

We provide health benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. We no longer provide post-age 65 retiree medical benefits for employees who retire on or after March 1, 2009. We also contribute to a postretirement plan

P.50      2009 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

under the provisions of a collective bargaining agreement. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from our assets.

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate range decreased to 5% to 9% as of December 27, 2009, from 5% to 10% as of December 28, 2008. A 1% increase/decrease in the health-care cost trend rates range would result in an increase of approximately $1 million or a decrease of approximately $1 million in our 2009 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A 1% increase/decrease in the health-care cost trend rates would result in an increase of approximately $10 million or a decrease of approximately $9 million, in our accumulated benefit obligation as of December 27, 2009. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See “– Pension Benefits,” above for information on our discount rate assumption.

See Notes 10 and 11 of the Notes to the Consolidated Financial Statements for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

In June 2009, the FASB issued guidance that amends the consolidation guidance applicable to variable interest entities. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. While we are currently evaluating the impact of adopting this guidance, we do not believe it will have a material impact on our financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.51

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is principally associated with the following:

—

Interest rate fluctuations related to our debt obligations are managed by balancing the mix of variable versus fixed-rate borrowings. Based on the variable-rate debt included in our debt portfolio, a 75 basis point increase in interest rates would have resulted in additional interest expense of $1.4 million (pre-tax) in 2009 and $2.6 million (pre-tax) in 2008.

—

Newsprint is a commodity subject to supply and demand market conditions. We have equity investments in two paper mills, which provide a partial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented 7% of our total operating costs in 2009 and 9% in 2008. Based on the number of newsprint tons consumed in 2009 and 2008, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of $2.5 million (pre-tax) in 2009 and $3.2 million (pre-tax) in 2008.

—

A significant portion of our employees are unionized and our results could be adversely affected if labor negotiations were to restrict our ability to maximize the efficiency of our operations. In addition, if we experienced labor unrest, our ability to produce and deliver our most significant products could be impaired.

See Notes 3, 6, 7 and 19 of the Notes to the Consolidated Financial Statements.

P.52      2009 ANNUAL REPORT – Quantitative and Qualitative Disclosures about Market Risk

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE NEW YORK TIMES COMPANY 2009 FINANCIAL REPORT

Financial Statements and Supplementary Data – THE NEW YORK TIMES COMPANY      P.53

MANAGEMENT’S RESPONSIBILITIES REPORT

The Company’s consolidated financial statements were prepared by management, who is responsible for their integrity and objectivity. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, as such, include amounts based on management’s best estimates and judgments.

Management is further responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company follows and continuously monitors its policies and procedures for internal control over financial reporting to ensure that this objective is met (see “Management’s Report on Internal Control Over Financial Reporting” below).

The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2009, 2008 and 2007. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on page 56.

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

THE NEW YORK TIMES COMPANY		THE NEW YORK TIMES COMPANY

BY:	JANET L. ROBINSON	BY:	JAMES M. FOLLO
	President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	February 22, 2010		February 22, 2010

P.54      2009 ANNUAL REPORT – Management’s Responsibilities Report

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
—

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

—

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 27, 2009, which is included on page 57 in this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting – THE NEW YORK TIMES COMPANY      P.55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

The New York Times Company

New York, NY

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2009. Our audit also included the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2009 Annual Report on Form 10-K. These financial statements and schedule are the responsibility of The New York Times Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New York Times Company at December 27, 2009 and December 28, 2008, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

As discussed in Note 11 to its consolidated financial statements, in 2008 The New York Times Company adopted accounting guidance originally issued in Emerging Issues Task Force No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (codified in Accounting Standards Codification (“ASC”) Topic 715, “Compensation—Retirement Benefits”). As discussed in Note 1 to the financial statements, in 2009 The New York Times Company adopted accounting guidance originally issued in Financial Accounting Standards Board Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (codified in ASC Topic 810, “Consolidation”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The New York Times Company’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2010 expressed an unqualified opinion thereon.

New York, New York

February 22, 2010

P.56      2009 ANNUAL REPORT – Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

The New York Times Company

New York, NY

We have audited The New York Times Company’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The New York Times Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The New York Times Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The New York Times Company as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 27, 2009 and our report dated February 22, 2010 expressed an unqualified opinion thereon.

New York, New York

February 22, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – THE NEW YORK TIMES COMPANY      P.57

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands, except per share data)	December 27, 2009	December 28, 2008	December 30, 2007
Revenues
Advertising	$1,336,291	$1,771,033	$2,037,816
Circulation	936,486	910,154	889,882
Other	167,662	258,577	257,059

Total	2,440,439	2,939,764	3,184,757

Operating costs
Production costs
Raw materials	166,387	250,843	259,977
Wages and benefits	524,782	620,573	644,492
Other	330,061	438,927	432,249

Total production costs	1,021,230	1,310,343	1,336,718
Selling, general and administrative costs	1,152,874	1,328,432	1,393,020
Depreciation and amortization	133,696	144,301	189,293

Total operating costs	2,307,800	2,783,076	2,919,031

Pension withdrawal expense	78,931	–	–
Net pension curtailment gain	53,965	–	–
Loss on leases and other	34,633	–	–
Net gain/(loss) on sale of assets	5,198	–	(68,156)
Impairment of assets	4,179	197,879	11,000

Operating profit/(loss)	74,059	(41,191)	186,570
Net income/(loss) from joint ventures	20,667	17,062	(2,618)
Interest expense, net	81,701	47,790	39,842
Premium on debt redemption	9,250	–	–

Income/(loss) from continuing operations before income taxes	3,775	(71,919)	144,110
Income tax expense/(benefit)	2,206	(5,979)	57,150

Income/(loss) from continuing operations	1,569	(65,940)	86,960
Discontinued operations:
(Loss)/income from discontinued operations, net of income taxes	(1,156)	302	6,440
Gain on sale, net of income taxes	19,488	8,300	115,197

Discontinued operations, net of income taxes	18,332	8,602	121,637

Net income/(loss)	19,901	(57,338)	208,597
Net (income)/loss attributable to the noncontrolling interest	(10)	(501)	107

Net income/(loss) attributable to The New York Times Company common stockholders	$19,891	$(57,839)	$208,704

Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$1,559	$(66,441)	$87,067
Income from discontinued operations	18,332	8,602	121,637

Net income/(loss)	$19,891	$(57,839)	$208,704

See Notes to the Consolidated Financial Statements

P.58      2009 ANNUAL REPORT – Consolidated Statements of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS – continued

	Years Ended
(In thousands, except per share data)	December 27, 2009	December 28, 2008	December 30, 2007
Average number of common shares outstanding
Basic	144,188	143,777	143,889
Diluted	146,367	143,777	144,158

Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.01	$(0.46)	$0.61
Discontinued operations, net of income taxes	0.13	0.06	0.84

Net income/(loss)	$0.14	$(0.40)	$1.45

Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.01	$(0.46)	$0.61
Discontinued operations, net of income taxes	0.13	0.06	0.84

Net income/(loss)	$0.14	$(0.40)	$1.45

Dividends per share	$–	$.750	$.865

See Notes to the Consolidated Financial Statements

Consolidated Statements of Operations – THE NEW YORK TIMES COMPANY      P.59

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 27, 2009	December 28, 2008
Assets

Current assets
Cash and cash equivalents	$36,520	$56,784
Accounts receivable (net of allowances: 2009 – $36,485; 2008 – $33,838)	342,075	403,830
Inventories	16,303	24,830
Deferred income taxes	44,860	51,732
Other current assets	60,815	87,024

Total current assets	500,573	624,200

Investments in joint ventures	131,357	112,596
Property, plant and equipment
Land	143,305	131,547
Buildings, building equipment and improvements	882,902	901,698
Equipment	1,221,505	1,158,218
Construction and equipment installations in progress	8,979	100,586

Total – at cost	2,256,691	2,292,049
Less: accumulated depreciation and amortization	(1,006,670)	(938,430)

Property, plant and equipment – net	1,250,021	1,353,619

Intangible assets acquired
Goodwill (less accumulated impairment losses of $805,218 in 2009 and 2008)	652,196	661,201
Other intangible assets acquired (less accumulated amortization of $61,494 in 2009 and $53,260 in 2008)	43,467	51,407

Total intangible assets acquired	695,663	712,608

Deferred income taxes	318,126	377,237
Miscellaneous assets	192,817	221,420

Total assets	$3,088,557	$3,401,680

Liabilities and stockholders’ equity

Current liabilities
Borrowings under revolving credit agreements	$–	$380,000
Accounts payable	119,228	174,858
Accrued payroll and other related liabilities	121,881	104,183
Accrued expenses	181,846	194,703
Unexpired subscriptions	77,504	80,523
Current portion of long-term debt and capital lease obligations	41	98,969

Total current liabilities	500,500	1,033,236

Other liabilities
Long-term debt and capital lease obligations	769,176	580,406
Pension benefits obligation	815,422	855,667
Postretirement benefits obligation	151,250	149,727
Other	244,966	275,615

Total other liabilities	1,980,814	1,861,415

See Notes to the Consolidated Financial Statements

P.60      2009 ANNUAL REPORT – Consolidated Balance Sheets

CONSOLIDATED BALANCE SHEETS – continued

(In thousands, except share and per share data)	December 27, 2009	December 28, 2008
Stockholders’ equity
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued	$–	$–
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2009 – 148,315,621; 2008 – 148,057,158 (including treasury shares: 2009 – 4,627,737; 2008 - 5,078,581)	14,832	14,806
Class B – convertible – authorized and issued shares: 2009 – 825,475; 2008 – 825,634 (including treasury shares: 2009 – none; 2008 – none)	83	83
Additional paid-in capital	43,603	22,149
Retained earnings	1,018,590	998,699
Common stock held in treasury, at cost	(149,302)	(159,679)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	16,838	14,493
Unrealized derivative loss on cash-flow hedge of equity method investment	(697)	–
Funded status of benefit plans	(339,905)	(386,588)

Total accumulated other comprehensive loss, net of income taxes	(323,764)	(372,095)

Total New York Times Company stockholders’ equity	604,042	503,963

Noncontrolling interest	3,201	3,066

Total stockholders’ equity	607,243	507,029

Total liabilities and stockholders’ equity	$3,088,557	$3,401,680

See Notes to the Consolidated Financial Statements

Consolidated Balance Sheets – THE NEW YORK TIMES COMPANY      P.61

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Cash flows from operating activities
Net income/(loss)	$19,901	$(57,338)	$208,597
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Pension withdrawal expense	78,931	–	–
Net pension curtailment gain	(53,965)	–	–
Gain on sale of Radio Operations	(34,914)	–	(39,578)
Loss on leases and other	34,633	–	–
Gain on sale of Broadcast Media Group	–	–	(190,007)
Premium on debt redemption	9,250	–	–
Net (gain)/loss on sale of assets	(5,198)	–	68,156
Impairment of assets	4,179	197,879	11,000
Depreciation and amortization	133,775	144,409	189,561
Stock-based compensation	11,250	15,431	13,356
Excess (undistributed earnings)/distributed earnings of affiliates	(17,892)	(169)	10,597
Deferred income taxes	44,431	(18,958)	(11,550)
Long-term retirement benefit obligations	13,936	(2,981)	10,817
Other – net	9,816	(17,196)	(15,419)
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable – net	52,817	42,093	(62,782)
Inventories	8,324	2,065	9,801
Other current assets	15,798	2,752	(3,890)
Accounts payable and other liabilities	(65,919)	(60,962)	(85,801)
Unexpired subscriptions	(2,387)	(587)	(2,188)

Net cash provided by operating activities	256,766	246,438	110,670

Cash flows from investing activities
Proceeds from the sale of Radio Operations	45,424	–	40,000
Proceeds from the sale of assets	26,543	–	–
Capital expenditures	(51,056)	(166,990)	(380,298)
Loan issuance – net of repayments	(11,500)	–	–
Other investing payments – net	(1,338)	12,218	(3,626)
Proceeds from the sale of the Broadcast Media Group	–	–	575,427
Proceeds from the sale of Edison, N.J., assets	–	–	90,819
Payment for purchase of Edison, N.J., facility	–	–	(139,979)
Acquisitions, net of cash acquired of $2,353 in 2008 and $1,190 in 2007	–	(5,737)	(34,091)

Net cash provided by/(used in) investing activities	8,073	(160,509)	148,252

Cash flows from financing activities
Commercial paper borrowings – net	–	(111,741)	(310,284)
(Repayments)/borrowings under revolving credit agreements – net	(380,000)	185,000	195,000
Long-term obligations:
Proceeds from sale-leaseback financing	210,502	–	–
Proceeds from issuance of senior unsecured notes	221,322	–	–
Redemption of long-term debt	(259,513)	–	–
Repayments	(98,958)	(49,561)	(102,437)
Capital shares:
Issuance	443	–	530
Repurchases	(489)	(231)	(4,517)
Proceeds from sale of warrants	20,529	–	–
Dividends paid to stockholders	–	(108,541)	(125,063)
Other financing proceeds – net	–	3,839	66,260

Net cash used in financing activities	(286,164)	(81,235)	(280,511)

Net (decrease)/increase in cash and cash equivalents	(21,325)	4,694	(21,589)
Effect of exchange rate changes on cash and cash equivalents	1,061	558	761
Cash and cash equivalents at the beginning of the year	56,784	51,532	72,360

Cash and cash equivalents at the end of the year	$36,520	$56,784	$51,532

See Notes to the Consolidated Financial Statements

P.62      2009 ANNUAL REPORT – Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Flow Information

	Years Ended
(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
SUPPLEMENTAL DATA
Cash payments
— Interest	$68,976	$50,086	$61,451
— Income tax (refunds)/paid, net	$(23,692)	$27,490	$283,773

Acquisitions, Dispositions and Investments

—	See Notes 2 and 6 of the Notes to the Consolidated Financial Statements.

Non-Cash

—

In 2007, as part of the purchase and sale of the Company’s Edison, N.J., facility (see Note 8 to the Consolidated Financial Statements), the Company terminated its existing capital lease agreement. This resulted in the reversal of the related assets (approximately $86 million) and capital lease obligation (approximately $69 million).

—	Accrued capital expenditures included in “Accounts payable” in the Company’s Consolidated Balance Sheets were approximately $4 million in 2009, $18 million in 2008 and $46 million in 2007.

See Notes to the Consolidated Financial Statements.

Supplemental Disclosures to Consolidated Statements of Cash Flows – THE NEW YORK TIMES COMPANY      P.63

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2006	$14,886	$–	$1,111,006	$(158,886)	$(147,164)	$819,842	$5,967	$825,809

Comprehensive income/(loss):
Net income/(loss)	–	–	208,704	–	–	208,704	(107)	208,597
Foreign currency translation loss (net of tax expense of $14,127)	–	–	–	–	(1,324)	(1,324)	–	(1,324)
Change in unrecognized amounts included in pension and postretirement obligations (net of tax expense of $84,281)	–	–	–	–	93,037	93,037	47	93,084

Comprehensive income/(loss)						300,417	(60)	300,357
Adjustment to adopt accounting for uncertain tax positions	–	–	(24,359)	–	–	(24,359)	–	(24,359)
Dividends, common – $.865 per share	–	–	(125,063)	–	–	(125,063)	–	(125,063)
Issuance of shares:
Retirement units – 7,906 Class A shares	–	(90)	–	188	–	98	–	98
Employee stock purchase plan – 67,299 Class A shares	–	33	–	1,596	–	1,629	–	1,629
Stock options – 23,248 Class A shares	3	626	–	–	–	629	–	629
Stock conversions – 6,958 Class B shares to A shares	–	–	–	–	–	–	–	–
Restricted shares forfeited – 21,754 Class A shares	–	516	–	(516)	–	–	–	–
Restricted stock unit exercises – 31,201 Class A shares	–	(1,092)	–	740	–	(352)	–	(352)
Stock-based compensation expense	–	13,356	–	–	–	13,356	–	13,356
Tax shortfall from equity award exercises	–	(3,480)	–	–	–	(3,480)	–	(3,480)
Repurchase of stock – 239,641 Class A shares	–	–	–	(4,517)	–	(4,517)	–	(4,517)

Balance, December 30, 2007	14,889	9,869	1,170,288	(161,395)	(55,451)	978,200	5,907	984,107

See Notes to the Consolidated Financial Statements

P.64      2009 ANNUAL REPORT – Consolidated Statements of Changes in Stockholders’ Equity

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – continued

In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity

Comprehensive loss:
Net (loss)/income	–	–	(57,839)	–	–	(57,839)	501	(57,338)
Foreign currency translation loss (net of tax benefit of $1,678)	–	–	–	–	(5,167)	(5,167)	–	(5,167)
Change in unrecognized amounts included in pension and postretirement obligations (net of tax benefit of $222,577)	–	–	–	–	(311,477)	(311,477)	(551)	(312,028)

Comprehensive loss						(374,483)	(50)	(374,533)
Adjustment to adopt accounting for deferred compensation (net of tax benefit of $3,747)	–	–	(5,209)	–	–	(5,209)	–	(5,209)
Dividends, common – $.75 per share	–	–	(108,541)	–	–	(108,541)	–	(108,541)
Issuance of shares:
Retirement units – 6,873 Class A shares	–	(71)	–	130	–	59	–	59
Employee stock purchase plan – 48,753 Class A shares	–	(72)	–	919	–	847	–	847
Restricted shares forfeited – 9,320 Class A shares	–	176	–	(176)	–	–	–	–
Restricted stock units exercises – 56,961 Class A shares	–	(1,369)	–	1,074	–	(295)	–	(295)
Stock-based compensation expense	–	15,431	–	–	–	15,431	–	15,431
Tax shortfall from equity award exercises	–	(1,815)	–	–	–	(1,815)	–	(1,815)
Repurchase of stock – 26,859 Class A shares	–	–	–	(231)	–	(231)	–	(231)
Acquired noncontrolling interest	–	–	–	–	–	–	1,061	1,061
Distributions	–	–	–	–	–	–	(3,852)	(3,852)

Balance, December 28, 2008	14,889	22,149	998,699	(159,679)	(372,095)	503,963	3,066	507,029

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity – THE NEW YORK TIMES COMPANY      P.65

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – continued

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Comprehensive Loss, Net of Income Taxes	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity

Comprehensive income:
Net income	–	–	19,891	–	–	19,891	10	19,901
Foreign currency translation income (net of tax expense of $533)	–	–	–	–	2,345	2,345	–	2,345
Unrealized derivative loss on cash-flow hedge of equity method investment (net of tax benefit of $523)	–	–	–	–	(697)	(697)	–	(697)
Change in unrecognized amounts included in pension and postretirement obligations (net of tax expense of $24,754)	–	–	–	–	46,683	46,683	125	46,808

Comprehensive income						68,222	135	68,357
Issuance of warrants	–	20,529	–	–	–	20,529	–	20,529
Issuance of shares:
Retirement units – 3,385 Class A shares	–	(30)	–	75	–	45	–	45
Employee stock purchase plan – 139,904 Class A shares	14	827	–	–	–	841	–	841
Stock options – 118,400 Class A shares	12	417	–	–	–	429	–	429
Stock conversions – 159 Class B shares to A shares	–	–	–	–	–	–	–	–
Restricted shares forfeited – 2,585 Class A shares	–	57	–	(57)	–	–	–	–
Restricted stock units exercises – 57,520 Class A shares	–	(1,079)	–	908	–	(171)	–	(171)
401(k) – Company stock match – 444,936 Class A shares	–	(7,466)	–	9,940	–	2,474	–	2,474
Stock-based compensation expense	–	10,433	–	–	–	10,433	–	10,433
Tax shortfall from equity award exercises	–	(2,234)	–	–	–	(2,234)	–	(2,234)
Repurchase of stock – 52,412 Class A shares	–	–	–	(489)	–	(489)	–	(489)

Balance, December 27, 2009	$14,915	$43,603	$1,018,590	$(149,302)	$(323,764)	$604,042	$3,201	$607,243

See Notes to the Consolidated Financial Statements

P.66      2009 ANNUAL REPORT – Consolidated Statements of Changes in Stockholders’ Equity

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

The New York Times Company (the “Company”) is a diversified media company currently including newspapers, Internet businesses, investments in paper mills and other investments (see Note 6). The Company’s major source of revenue is advertising, predominantly from its newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets in the United States.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions.

The portion of the net income or loss and equity of a subsidiary attributable to the owners of a subsidiary other than the Company (a noncontrolling interest) is included within net income or loss in the Company’s Consolidated Statements of Operations and as a component of consolidated stockholders’ equity in the Company’s Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity.

Fiscal Year

The Company’s fiscal year end is the last Sunday in December. Fiscal years 2009, 2008 and 2007 each comprise 52 weeks. The Company’s fiscal years ended as of December 27, 2009, December 28, 2008 and December 30, 2007.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Credit is extended to the Company’s advertisers and subscribers based upon an evaluation of the customer’s financial condition, and collateral is not required from such customers. Allowances for estimated credit losses, rebates, returns, rate adjustments and discounts are generally established based on historical experience.

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

Goodwill and Intangible Assets Acquired

Goodwill is the excess of cost over the fair value of tangible and other intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. The Company’s annual impairment testing date is the first day of its fiscal fourth quarter.

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

The Company tests for goodwill impairment at the reporting unit level, which are the Company’s operating segments. Separate financial information about these segments is regularly evaluated by the Company’s chief operating decision maker in deciding how to allocate resources.

The goodwill impairment test is a two-step process. The first step, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. Fair value is calculated by a combination of a discounted cash flow model and a market approach model. In calculating fair value for each reporting unit, the Company generally weighs the results of the discounted cash flow model more heavily than the market approach because the discounted cash flow model is specific to the Company’s business and long-term projections. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill.

The discounted cash flow analysis requires the Company to make various judgments, estimates and assumptions, many of which are interdependent, about future revenues, operating margins, growth rates, capital expenditures, working capital and discount rates. The starting point for the assumptions used in the Company’s discounted cash flow analysis is the annual long range financial forecast. The annual planning process that the Company undertakes to prepare the long range financial forecast takes into consideration a multitude of factors including historical growth rates and operating performance, related industry trends, macroeconomic conditions, and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long range financial forecast period. The Company’s estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside the Company’s control.

The market approach analysis includes applying a multiple, based on comparable market transactions, to certain operating metrics of the reporting unit.

The Company compares the sum of the fair values of the Company’s reporting units to the Company’s market capitalization to determine whether the Company’s estimates of reporting unit fair value are reasonable.

Intangible assets that are not amortized (trade names) are tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. Fair value is calculated utilizing the relief-from-royalty method, which is based on applying a royalty rate, which would be obtained through a lease, to the cash flows derived from the asset being tested. The royalty rate is derived from market data. If the fair value exceeds the carrying amount, the asset is not considered impaired. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.

All other long-lived assets (intangible assets that are amortized, such as customer lists) are tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset i) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and ii) is greater than its fair value.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill, other intangible assets acquired and other long-lived assets are estimated future cash flows, discount rates, growth rates, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.

In addition to annual testing, management uses certain indicators to evaluate whether the carrying values of its long-lived assets may not be recoverable and an interim impairment test may be required. These indicators include i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve

P.68      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

its operations to forecasted levels, ii) a significant adverse change in the business climate, whether structural or technological and iii) a decline in the Company’s stock price and market capitalization.

Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. See Note 4.

Self-Insurance

The Company self-insures for workers’ compensation costs, certain employee medical and disability benefits, and automobile and general liability claims. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $77 million as of December 27, 2009 and $82 million as of December 28, 2008.

Pension and Other Postretirement Benefits

The Company sponsors several pension plans, participates in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, and makes contributions to several others, in connection with collective bargaining agreements, that are considered multiemployer pension plans. These plans cover substantially all employees.

The Company recognizes the funded status of its defined benefit pension plans – measured as the difference between plan assets and the benefit obligation – on the balance sheet and recognizes changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. The Company’s assets related to its qualified pension plans are measured at fair value. See Notes 10 and 11 for additional information regarding pension and other postretirement benefits.

Revenue Recognition

—

Advertising revenue is recognized when advertisements are published or placed on the Company’s Web sites or, with respect to certain Web advertising, each time a user clicks on certain ads, net of provisions for estimated rebates, rate adjustments and discounts.

—

The Company recognizes a rebate obligation as a reduction of revenue, based on the amount of estimated rebates that will be earned and claimed, related to the underlying revenue transactions during the period. Measurement of the rebate obligation is estimated based on the historical experience of the number of customers that ultimately earn and use the rebate.

—

Rate adjustments primarily represent credits given to customers related to billing or production errors and discounts represent credits given to customers who pay an invoice prior to its due date. Rate adjustments and discounts are accounted for as a reduction of revenue, based on the amount of estimated rate adjustments or discounts related to the underlying revenue during the period. Measurement of rate adjustments and discount obligations are estimated based on historical experience of credits actually issued.

—

Circulation revenue includes newsstand and subscription revenue. Newsstand revenue is recognized based on date of publication, net of provisions for related returns. Proceeds from subscription revenue are deferred at the time of sale and are recognized in earnings on a pro rata basis over the terms of the subscriptions.

—	Other revenue is recognized when the related service or product has been delivered.

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

The Company assesses whether its deferred tax assets shall be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s process includes collecting positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence and assessing, based on the evidence, whether it is more likely than not that the deferred tax assets will not be realized.

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

Stock-Based Compensation

The Company establishes fair value for its stock-based awards to determine their cost and recognizes the related expense over the appropriate vesting period. The Company recognizes compensation expense for stock options, cash-settled restricted stock units, stock-settled restricted stock units, restricted stock, stock under the Company’s Employee Stock Purchase Plan (“ESPP”), awards under a Long Term Incentive Plan (“LTIP”) and stock appreciation rights (together “Stock-Based Awards”). See Note 16 for additional information related to stock-based compensation expense.

Earnings/(Loss) Per Share

Basic earnings/(loss) per share is calculated by dividing net earnings/(loss) available to common stockholders by the weighted-average common shares outstanding. Diluted earnings/(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including outstanding warrants and the effect of shares issuable under the Company’s stock-based incentive plans if such effect is dilutive.

Foreign Currency Translation

The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component in the Stockholders’ Equity section of the Consolidated Balance Sheets, in the caption “Accumulated other comprehensive loss, net of income taxes.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements. Actual results could differ from these estimates.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to the Company’s 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

In June 2009, the FASB issued guidance that amends the consolidation guidance applicable to variable interest entities. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009. While the Company is currently evaluating the impact of adopting this guidance, the Company does not believe it will have a material impact on its financial statements.

2. Acquisitions and Dispositions

Acquisitions

Winter Haven News Chief

In March 2008, the Company acquired certain assets of the Winter Haven News Chief (“News Chief”), a regional newspaper in Winter Haven, Fla., for $2.5 million. The operating results of the News Chief are included in the results of the Regional Media Group, which is part of the News Media Group. The News Chief acquisition was complementary to the Company’s Lakeland Ledger newspaper. Based on a final valuation of the News Chief, the Company has allocated the excess of the respective purchase price over the fair value of the net assets acquired of $1.3 million to goodwill and $0.6 million to other intangible assets (primarily customer lists).

The following acquisitions and investments all further expand the Company’s online content and functionality as well as continue to diversify the Company’s online revenue base.

Epsilen, LLC

In September 2009, the Company purchased additional Class A units of Epsilen, LLC (“Epsilen,”

P.70      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

formerly BehNeem, LLC), increasing its total investment to $4.7 million for a 57% ownership interest.

In March 2008, the Company purchased additional Class A units of Epsilen, increasing its total investment to $4.3 million for a 53% ownership interest. The Epsilen Environment is a hosted online education solution featuring ePortfolios, global networking and learning management tools. The operating results of Epsilen are consolidated in the results of The New York Times Media Group, which is part of the News Media Group. Based on a final valuation of Epsilen, the Company has allocated the excess of the purchase price over the fair value of the net assets acquired of $3.1 million to goodwill.

ConsumerSearch, Inc.

In May 2007, the Company acquired ConsumerSearch, Inc. (“ConsumerSearch”), a leading online aggregator and publisher of reviews of consumer products, for approximately $33 million. ConsumerSearch.com includes product comparisons and recommendations and added a new functionality to the About Group. Based on a final valuation of ConsumerSearch, the Company has allocated the excess of the purchase price over the fair value of the net liabilities assumed of $24.1 million to goodwill and $15.4 million to other intangible assets. The goodwill for the ConsumerSearch acquisition is not tax-deductible. The intangible assets consist of its trade name, customer relationships, content and proprietary technology.

UCompareHealthCare.com

In March 2007, the Company acquired UCompareHealthCare.com, which provides dynamic Web-based interactive tools to enable users to measure the quality of certain healthcare services, for $2.3 million. The Company paid approximately $1.8 million in 2007 and $0.5 million in 2008. UCompareHealthCare.com expanded the About Group’s online health channel. Based on a final valuation of UCompareHealthCare.com, the Company has allocated the excess of the purchase price over the fair value of the net assets acquired of $1.5 million to goodwill and $0.8 million to other intangible assets. The goodwill for the UCompareHealthCare.com acquisition is tax-deductible. The intangible assets consist of content and proprietary technology.

The Company’s Consolidated Financial Statements include the operating results of these acquisitions subsequent to their date of acquisition.

The acquisitions in 2008 and 2007 were funded through a combination of short-term and long-term debt. Pro forma statements of operation have not been presented because the effects of the acquisitions were not material to the Company’s Consolidated Financial Statements for the periods presented herein.

Dispositions

In April 2009, the Company sold the TimesDaily, a daily newspaper located in Florence, Ala. and its Web site, TimesDaily.com, for $11.5 million. The Company recognized a gain on the sale of $0.3 million in April 2009.

3. Inventories

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

(In thousands)	December 27, 2009	December 28, 2008
Newsprint and magazine paper	$12,013	$19,565
Other inventory	4,290	5,265

Total	$16,303	$24,830

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 70% of inventory in 2009 and 71% of inventory in 2008. The excess of replacement or current cost over stated LIFO value was approximately $3 million as of December 27, 2009 and $10 million as of December  28, 2008. The remaining portion of inventory is accounted for under the FIFO method.

4. Impairment of Assets

There were no impairment charges in connection with the Company’s 2009 annual impairment test, which was completed in the fourth quarter. However, the Regional Media Group’s estimated fair value approximates its carrying value. The Regional Media Group includes approximately $152 million of goodwill.

In determining the fair value of the Regional Media Group, the Company made significant judgments and estimates regarding the expected severity and duration of the current economic slowdown and the secular changes affecting the newspaper industry. The effect of these assumptions on projected long-term revenues, along with the continued benefits from reductions to the group’s cost structure, plays a significant role in calculating the fair value of the Regional Media Group.

The Company estimated a 2% annual growth rate to arrive at a “normalized” residual year representing the perpetual cash flows of the Regional

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.71

Media Group. The residual year cash flow was capitalized to arrive at the terminal value of the Regional Media Group. Utilizing a discount rate of 10.2%, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value of the Regional Media Group. The Company assumed a discount rate of 10.2% in the discounted cash flow analysis for the 2009 annual impairment test compared to a 9.0% discount rate used in the 2008 annual impairment test. In determining the appropriate discount rate, the Company considered the weighted average cost of capital for comparable companies.

The Company believes that if the Regional Media Group’s projected cash flows are not met during 2010, a goodwill impairment charge could be reasonably likely in 2010.

In the fourth quarter of 2009, the Company recorded a $4.2 million charge for a write-down of assets due to the reduced scope of a systems project at the News Media Group.

In the first quarter of 2008, the Company recorded a non-cash impairment charge of $18.3 million for the write-down of assets for a systems project at the News Media Group. The Company reduced the scope of a major advertising and circulation project to decrease capital spending, which resulted in the write-down of previously capitalized costs.

In the third quarter of 2008, the Company performed an interim impairment test at the New England Media Group, which is part of the News Media Group reportable segment, due to certain impairment indicators, including the continued decline in print advertising revenue affecting the newspaper industry and lower-than-expected current and projected operating results. The assets tested included goodwill, indefinite-lived intangible assets, other long-lived assets being amortized and an equity method investment in Metro Boston.

The Company recorded a non-cash impairment charge of $166.0 million. This impairment charge reduced the carrying value of goodwill and other intangible assets of the New England Media Group to zero.

The fair value of the New England Media Group’s goodwill was the residual fair value after allocating the total fair value of the New England Media Group to its other assets, net of liabilities. The total fair value of the New England Media Group was estimated using a combination of a discounted cash flow model (present value of future cash flows) and a market approach model based on comparable businesses. The goodwill was not tax deductible because the 1993 acquisition of the Globe was structured as a tax-free stock transaction.

The fair value of the mastheads at the New England Media Group was calculated using a relief-from-royalty method and the fair value of the customer list was calculated by estimating the present value of associated future cash flows.

The property, plant and equipment of the New England Media Group was estimated at fair value less cost to sell. The fair value was determined giving consideration to market and income approaches to value.

The carrying value of the Company’s investment in Metro Boston was written down to fair value because the business had experienced lower-than-expected growth and the Company anticipated lower growth compared with previous projections, leading management to conclude that the investment was other than temporarily impaired. The impairment was recorded within “Net income/(loss) from joint ventures.”

The Company’s 2008 annual impairment test, which was completed in the fourth quarter, resulted in an additional non-cash impairment charge of $19.2 million relating to the International Herald Tribune (the “IHT”) masthead. This impairment charge reduced the carrying value of the IHT masthead to zero. The asset impairment mainly resulted from lower projected operating results and cash flows primarily due to the economic downturn and secular decline of print advertising revenues. The fair value of the masthead was calculated using a relief-from-royalty method.

In 2007, the Company’s annual impairment testing resulted in non-cash impairment charges of $18.1 million related to write-downs of intangible assets at the New England Media Group and the Company’s Metro Boston investment. The asset impairments mainly resulted from declines in current and projected operating results and cash flows of the New England Media Group due to, among other factors, unfavorable economic conditions, advertiser consolidations in the New England area and increased competition with online media.

P.72      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The impairment charges included in “Impairment of assets” and “Net income/(loss) from joint ventures” in the Consolidated Statements of Operations, are presented below by asset.

	December 27, 2009			December 28, 2008			December 30, 2007
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Newspaper mastheads	$–	$–	$–	$57,470	$22,653	$34,817	$11,000	$4,626	$6,374
Goodwill	–	–	–	22,897	–	22,897	–	–	–
Customer list	–	–	–	8,336	3,086	5,250	–	–	–
Property, plant and equipment	4,179	1,615	2,564	109,176	44,167	65,009	–	–	–

Total	4,179	1,615	2,564	197,879	69,906	127,973	11,000	4,626	6,374
Metro Boston investment	–	–	–	5,600	2,084	3,516	7,071	2,944	4,127

Total	$4,179	$1,615	$2,564	$203,479	$71,990	$131,489	$18,071	$7,570	$10,501

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in 2009 and 2008 were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 30, 2007
Goodwill	$1,095,780	$369,981	$1,465,761
Accumulated impairment losses	(782,321)	–	(782,321)

Balance as of December 30, 2007	313,459	369,981	683,440

Goodwill acquired during year	4,416	–	4,416
Goodwill adjusted during year	–	(3)	(3)
Foreign currency translation	(3,755)	–	(3,755)
Impairment losses (See Note 4)	(22,897)	–	(22,897)
Balance as of December 28, 2008
Goodwill	1,096,441	369,978	1,466,419
Accumulated impairment losses	(805,218)	–	(805,218)

Balance as of December 28, 2008	291,223	369,978	661,201

Goodwill disposed during year	(11,239)	–	(11,239)
Foreign currency translation	2,234	–	2,234
Balance as of December 27, 2009
Goodwill	1,087,436	369,978	1,457,414
Accumulated impairment losses	(805,218)	–	(805,218)

Balance as of December 27, 2009	$282,218	$369,978	$652,196

Goodwill disposed during 2009 was related to the sales of the TimesDaily and WQXR-FM (see Notes 2 and 14). Goodwill acquired in this table is related to the acquisitions discussed in Note 2. The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the IHT.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.73

Other intangible assets acquired were as follows:

	December 27, 2009			December 28, 2008
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Content	$25,712	$(13,677)	$12,035	$25,712	$(10,844)	$14,868
Customer lists	28,355	(19,331)	9,024	28,346	(17,228)	11,118
Other	36,532	(28,486)	8,046	36,498	(25,188)	11,310

Total	90,599	(61,494)	29,105	90,556	(53,260)	37,296

Unamortized other intangible assets:
Trade names	14,362	–	14,362	14,111	–	14,111

Total other intangible assets acquired	$104,961	$(61,494)	$43,467	$104,667	$(53,260)	$51,407

The table above includes other intangible assets related to the acquisitions discussed in Note 2 and certain amounts include the foreign currency translation adjustment related to the consolidation of the IHT.

As of December 27, 2009, the remaining weighted-average amortization period is seven years for content, six years for customer lists and three years for other intangible assets acquired included in the table above.

Amortization expense related to amortized other intangible assets acquired was $8.2 million in 2009, $11.5 million in 2008 and $14.6 million in 2007. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2010	$8,100
2011	7,700
2012	5,300
2013	2,100
2014	1,100

6. Investments in Joint Ventures

As of December 27, 2009, the Company’s investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC (“Metro Boston”)	49%
Donohue Malbaie Inc. (“Malbaie”)	49%
Madison Paper Industries (“Madison”)	40%
quadrantONE LLC (“quadrantONE”)	25%
New England Sports Ventures, LLC (“NESV”)	17.75%

The Company’s investments above are accounted for under the equity method, and are recorded in “Investments in joint ventures” in the Company’s Consolidated Balance Sheets. The Company’s proportionate shares of the operating results of its investments are recorded in “Net income/(loss) from joint ventures” in the Company’s Consolidated Statements of Operations and in “Investments in joint ventures” in the Company’s Consolidated Balance Sheets.

Metro Boston

The Company owns a 49% interest in Metro Boston. The Company recorded non-cash charges of $5.6 million in 2008 and $7.1 million in 2007 related to write-downs of this investment. These charges are included in “Net income/(loss) from joint ventures” in the Company’s Consolidated Statements of Operations.

Malbaie & Madison

The Company also has investments in a Canadian newsprint company, Malbaie, and a partnership operating a supercalendered paper mill in Maine, Madison (together, the “Paper Mills”).

The Company and Myllykoski Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. The Company’s percentage ownership of Madison, which represents 40%, is through an 80%-owned consolidated subsidiary. Myllykoski Corporation owns a 10% interest in Madison through a 20%

P.74      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

noncontrolling interest in the consolidated subsidiary of the Company.

The Company received distributions from Malbaie of $2.8 million in 2009, $4.7 million in 2008 and did not receive any distributions in 2007.

The Company received distributions from Madison of $26.0 million in 2008 and $3.0 million in 2007. There were no distributions in 2009.

The News Media Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $39 million in 2009, $68 million in 2008 and $66 million in 2007.

quadrantONE

The Company owns a 25% interest in quadrantONE, an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites.

NESV

The Company owns a 17.75% interest in NESV, which owns the Boston Red Sox, Fenway Park and other real estate, approximately 80% of New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team. The Company is exploring the possible sale of its ownership interest in NESV.

The following tables present summarized information for the Company’s unconsolidated joint ventures. Summarized unaudited condensed combined balance sheets of the Company’s unconsolidated joint ventures were as follows as of:

(In thousands)	December 31, 2009	December 31, 2008
Current assets	$158,574	$244,193
Non-current assets	884,862	890,677

Total assets	1,043,436	1,134,870

Current liabilities	202,246	180,355
Non-current liabilities	225,977	450,766

Total liabilities	428,223	631,121

Equity	545,448	444,108
Noncontrolling interest	69,765	59,641

Total equity	$615,213	$503,749

Summarized unaudited condensed combined income statements of the Company’s unconsolidated joint ventures were as follows for the years ended:

(In thousands)	December 31, 2009	December 31, 2008	December 31, 2007
Revenues	$844,950	$887,976	$803,878
Costs and expenses	739,289	744,301	736,046

Operating income	105,661	143,675	67,832
Other income/(expense)	5,418	(7,306)	(7,541)

Pre-tax income	111,079	136,369	60,291
Income tax expense	932	3,876	8

Net income	110,147	132,493	60,283
Net income attributable to noncontrolling interest	20,631	21,269	20,024

Net income less noncontrolling interest	$89,516	$111,224	$40,259

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.75

7. Debt

Debt consists of the following:

(In thousands)	December 27, 2009	December 28, 2008
6.95%-7.125% series I medium-term notes due in 2009, net of unamortized debt costs of $79 in 2008	$–	$98,921
4.5% notes due in 2010 (redeemed in 2009), net of unamortized debt costs of $572 in 2008	–	249,428
4.610% medium-term notes series II due in 2012, net of unamortized debt costs of $354 in 2009 and $471 in 2008	74,646	74,529
5.0% notes due in 2015, net of unamortized debt costs of $169 in 2009 and $197 in 2008	249,831	249,803
14.053% senior unsecured notes due in 2015, net of unamortized debt costs of $25,851 in 2009	224,149	–
Option to repurchase ownership interest in headquarters building in 2019, net of unamortized debt costs of $36,161 in 2009	213,839	–

Sub-total	762,465	672,681
Borrowings under revolving credit agreements	–	380,000
Capital lease obligations	6,752	6,694

Total debt	$769,217	$1,059,375

(In thousands)	December 27, 2009	December 28, 2008
Amount recognized in the Consolidated Balance Sheets
Borrowings under revolving credit agreements	$–	$380,000
Current portion of long-term debt and capital lease obligations	41	98,969
Long-term debt and capital lease obligations	769,176	580,406

Total debt	$769,217	$1,059,375

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

In February and March 2009, the Company repurchased a total of $5.0 million aggregate principal amount of its 10-year 6.950% medium-term notes, maturing November 2009. The remaining aggregate principal amount of $44.5 million was repaid upon maturity in November 2009.

P.76      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

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

The Company received proceeds of approximately $242 million (purchase price of $250.0 million, net of a $4.5 million investor funding fee and transaction costs), of which approximately $221 million was allocated to the notes and included in “Long-term debt and capital lease obligations” and approximately $21 million was allocated to the warrants and included in “Additional paid-in capital” in the Company’s Consolidated Balance Sheet as of December 27, 2009. The difference between the purchase price of $250.0 million and the $221 million allocated to the notes, or approximately $29 million, will be amortized over a six-year period through interest expense. The effective interest rate on this transaction was approximately 17%.

The Company has an option, at any time on or after January 15, 2012, to prepay all or any part of the senior unsecured notes at a premium of the outstanding principal amount, plus accrued interest. The prepayment premium is 105.0% from January 15, 2012 to January 14, 2013, 102.5% from January 15, 2013 to January 14, 2014 and 100.0% from January 15, 2014 to the maturity date. In addition, at any time prior to January 15, 2012, the Company may at its option prepay all or any part of the notes by paying a make-whole premium amount based on the present value of the remaining scheduled payments.

The senior unsecured notes contain certain covenants that, among other things, limit (subject to certain exceptions) the ability of the Company and its subsidiaries to:

—

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

—

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

—

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

The Company was in compliance with these covenants as of December 27, 2009.

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

Any borrowings under the revolving credit agreement bear interest at specified margins based on the Company’s credit rating, over various floating rates selected by the Company. The amount available under the Company’s revolving credit agreement is summarized in the following table.

(In thousands)	December 27, 2009
Revolving credit agreement	$400,000
Less:
Amount outstanding under revolving credit agreement	–
Letters of credit	66,512

Amount available under revolving credit agreement	$333,488

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders' equity (as defined by the agreement) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of December 27, 2009, the amount of stockholders’ equity in excess of the required level was approximately $663 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

Long-Term Debt

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of the Company’s long-term debt was approximately $907 million as of December 27, 2009 and approximately $474 million as of December 28, 2008.

The aggregate face amount of maturities of long-term debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2010	$–
2011	–
2012	75,000
2013	–
2014	–
Thereafter	750,000

Total face amount of maturities	825,000
Less: Unamortized debt costs	(62,535)

Carrying value of long-term debt	$762,465

Interest expense, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Interest expense	$84,690	$50,830	$59,049
Capitalized interest	(1,566)	(2,639)	(15,821)
Interest income	(1,423)	(401)	(3,386)

Interest expense, net	$81,701	$47,790	$39,842

8. Other

Loss on Leases and Other

The total loss on leases and other recorded in 2009 was $34.6 million.

In 2009, the Company recorded a loss of $22.8 million for the present value of remaining rental payments under leases, for property previously occupied by City & Suburban Delivery Systems, Inc. (”City & Suburban”), in excess of rental income under potential subleases. The Company recorded an estimated loss of $16.3 million in the first quarter of 2009 and that loss was updated in the fourth quarter of 2009, which resulted in an additional charge of $6.5 million. Also in 2009, the Company recorded a loss of $8.3 million for the present value of remaining rental payments under a lease for office space at The New York Times Media Group, in excess of rental income under potential subleases.

P.78      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The total lease liability was approximately $24 million as of December 27, 2009. The loss on abandoned leases may be further adjusted as the Company finalizes any subleases or other transactions to utilize or exit the vacant properties.

In the fourth quarter of 2009, the Company also recorded a $3.5 million charge for the early termination of a third-party printing contract.

Sale of Assets

In 2009, the Company sold certain surplus real estate assets at the Regional Media Group and recorded a gain on the sales totaling $5.2 million.

Loan Issuance

In 2009, the Company made a one-year secured term loan of approximately $13 million to a third party that provides home-delivery services for The New York Times (“The Times”) and the Globe and circulation customer services for The Times. The Company had previously guaranteed the payments under the circulation service provider’s credit facility for approximately $20 million to enable it to obtain more favorable financing terms (see Note 19). However, the credit facility, which expired in April 2009, and the Company’s guarantee were replaced by the Company loan. The circulation service provider has agreed to pay the Company interest at an annual rate of 13% and has granted a security interest in all of its assets to secure the payment of the loan. The circulation service provider has repaid $1.5 million, and therefore the amount outstanding as of December 27, 2009 is $11.5 million.

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

As of December 27, 2009, total costs recorded to close City & Suburban were approximately $64 million, of which approximately $31 million was recorded in 2009 and approximately $33 million was recorded in 2008 (principally consisting of $29 million in severance costs). In 2009, the costs included the $22.8 million estimated loss on leases and a $5.3 million charge for a multiemployer pension plan withdrawal liability (see Note 10).

Severance Costs

The Company recognized severance costs of $53.9 million in 2009, $81.0 million in 2008 and $35.4 million in 2007. Most of the charges in 2009, 2008 and 2007 were recognized at the News Media Group related to various initiatives and are recorded in “Selling, general and administrative costs” in the Company’s Consolidated Statements of Operations. The Company had a severance liability of $35.3 million and $50.2 million included in “Accrued expenses” in the Company’s Consolidated Balance Sheet as of December 27, 2009 and December 28, 2008, respectively, of which the majority of the December 27, 2009 balance will be paid in 2010.

Consolidation of Printing Plants

The Company completed the consolidation of the Globe’s printing facility in Billerica, Mass., into its Boston, Mass., facility in the second quarter of 2009. As of December 27, 2009, total costs recorded in connection with the consolidation were approximately $29 million, of which approximately $25 million was recorded in 2009 (approximately $13 million in severance costs, approximately $6 million in accelerated depreciation and approximately $6 million in moving costs) and approximately $4 million was recorded in 2008 (for accelerated depreciation).

Capital expenditures to consolidate the Globe’s printing operations into one printing plant were approximately $5 million, of which the majority was incurred in 2009.

The Company consolidated the printing operations of a facility it leased in Edison, N.J., into its facility in College Point, N.Y. As part of the consolidation, the Company purchased the Edison, N.J., facility and then sold it, with two adjacent properties it already owned, to a third party. The purchase and sale of the Edison, N.J., facility closed in the second quarter of 2007, relieving the Company of rental terms that were above market as well as certain restoration obligations under the original lease. As a result of the purchase and sale, the Company recognized a loss of $68.2 million in 2007. This loss is recorded in “Net gain/(loss) on sale of assets” in the Company’s Consolidated Statements of Operations.

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

9. Fair Value Measurements

Fair value is the price that would be received upon the sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The transaction would be in the principal or most advantageous market for the asset or liability, based on assumptions that a market participant would use in pricing the asset or liability.

The fair value hierarchy consists of three levels:

Level 1 – quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date;

Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3 – unobservable inputs for the asset or liability.

As of December 27, 2009, the Company had assets related to its qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 10. The Company does not have any other assets or liabilities recognized at fair value. The disclosure of the fair value of the Company’s long-term debt is included in Note 7.

10. Pension Benefits

The Company sponsors several pension plans, participates in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, and makes contributions to several multiemployer plans in connection with collective bargaining agreements. These plans cover substantially all employees.

The Company-sponsored plans include qualified (funded) plans as well as non-qualified (unfunded) plans. These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan. The Company’s non-qualified plans provide enhanced retirement benefits to select members of management.

The Company also has a foreign-based pension plan for certain IHT employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to the Company’s total benefit obligation.

During 2009, the Company made the following changes to certain of its pension plans resulting in a net pension curtailment gain of $54.0 million.

—

Amended a Company-sponsored qualified defined benefit pension plan for non-union employees to discontinue future benefit accruals under the plan and freeze existing accrued benefits effective December 31, 2009. Benefits earned by participants under the plan prior to January 1, 2010, were not affected. The Company also froze a non-qualified pension plan that provides enhanced retirement benefits to select members of management. The accrued benefits under this supplemental benefit plan will be determined and frozen based on eligible earnings through December 31, 2009. The reduction of benefits under the qualified and non-qualified plans mentioned above and various other non-qualified defined benefit plans resulted in a curtailment gain of $56.7 million.

—

Froze a Company-sponsored qualified pension plan in connection with ratified amendments to a collective bargaining agreement covering the Newspaper Guild of the Globe. The amendments resulted in a curtailment loss of $2.5 million.

—

Eliminated certain non-qualified retirement benefits of various employees of the Globe in connection with the amendment of two union agreements. The amendments resulted in a curtailment loss of $0.2 million.

During 2009, the Company negotiated changes to its status under certain multiemployer pension plans resulting in a pension withdrawal obligation expense of $78.9 million.

—

Employees of the Globe represented by various unions ratified amendments to their collective bargaining agreements that allowed the Company to withdraw or partially withdraw from various multiemployer pension plans. The withdrawals resulted in withdrawal liabilities to the respective plans for the Company's proportionate share of any unfunded vested benefits. The Company recorded a $73.6 million charge for the present value of estimated future payments under the pension withdrawal liabilities. The Company’s total estimated future payments relating to withdrawal liabilities to these multiemployer plans are approximately $187 million. These amounts will be adjusted as more information becomes available that will allow the Company to

P.80      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

refine the estimate. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to the Company. While the exact period over which the payment of these liabilities would be made has not yet been determined, a withdrawal liability is generally paid in installments over a period of time that could extend up to 20 years (or beyond in the case of a mass withdrawal). The Company’s estimate assumes a payment period of approximately 20 years.
—

The Company recognized a $5.3 million charge for the present value of future payments under a pension withdrawal liability in connection with the closing of its subsidiary, City & Suburban. The Company’s total future payments are approximately $7 million.

Net Periodic Pension Cost

The components of net periodic pension (income)/costs were as follows:

	December 27, 2009			December 28, 2008			December 30, 2007
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Components of net periodic pension (income)/cost
Service cost	$28,266	$1,687	$29,953	$40,437	$3,009	$43,446	$45,613	$2,332	$47,945
Interest cost	102,757	14,431	117,188	100,313	13,991	114,304	94,001	14,431	108,432
Expected return on plan assets	(113,359)	–	(113,359)	(127,659)	–	(127,659)	(121,341)	–	(121,341)
Recognized actuarial loss	21,901	4,061	25,962	2,916	4,951	7,867	6,286	7,929	14,215
Amortization of prior service (credit)/cost	(4,728)	562	(4,166)	1,648	78	1,726	1,443	70	1,513
Curtailment (gain)/loss	(58,283)	4,318	(53,965)	–	(406)	(406)	15	–	15
Effect of special termination benefits	–	–	–	–	–	–	–	908	908

Net periodic pension (income)/cost	$(23,446)	$25,059	$1,613	$17,655	$21,623	$39,278	$26,017	$25,670	$51,687

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.81

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Net (gain)/loss	$(69,416)	$663,296	$(124,580)
Prior service cost/(credit)	2,115	(65,314)	–
Amortization of loss	(25,962)	(7,867)	(14,215)
Amortization of prior service credit/(cost)	4,166	(1,726)	(1,513)
Effect of curtailment	(2,375)	–	(15)

Total recognized in other comprehensive income	$(91,472)	$588,389	$(140,323)

Total recognized in net periodic benefit cost and other comprehensive income	$(89,859)	$627,667	$(88,636)

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is approximately $19 million and $1 million, respectively.

Contributions made to multiemployer pension plans are in accordance with the formula in the relevant collective bargaining agreements. Pension cost for these plans is not reflected above and was approximately $12 million in 2009 and $15 million in 2008 and 2007. In addition, the Company recorded total pension withdrawal liabilities in 2009 of $78.9 million, as discussed above.

The amount of cost recognized for defined contribution benefit plans was approximately $14 million for 2009, $13 million for 2008 and $15 million for 2007.

P.82      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Benefit Obligation and Plan Assets

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 27, 2009			December 28, 2008
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,637,546	$227,810	$1,865,356	$1,594,062	$227,672	$1,821,734
Service cost	28,266	1,687	29,953	40,437	3,009	43,446
Interest cost	102,757	14,431	117,188	100,313	13,991	114,304
Plan participants’ contributions	17	–	17	12	–	12
Amendments	–	2,115	2,115	(66,976)	1,662	(65,314)
Actuarial loss/(gain)	25,039	17,499	42,538	61,830	(2,132)	59,698
Curtailments	(37,802)	(18,539)	(56,341)	–	(406)	(406)
Benefits paid	(84,579)	(14,441)	(99,020)	(92,132)	(15,824)	(107,956)
Effects of change in currency conversion	–	40	40	–	(162)	(162)

Benefit obligation at end of year	1,671,244	230,602	1,901,846	1,637,546	227,810	1,865,356

Change in plan assets
Fair value of plan assets at beginning of year	994,777	–	994,777	1,546,203	–	1,546,203
Actual return/(loss) on plan assets	225,313	–	225,313	(475,939)	–	(475,939)
Employer contributions	15,387	14,441	29,828	16,633	15,824	32,457
Plan participants’ contributions	17	–	17	12	–	12
Benefits paid	(84,579)	(14,441)	(99,020)	(92,132)	(15,824)	(107,956)

Fair value of plan assets at end of year	1,150,915	–	1,150,915	994,777	–	994,777

Net amount recognized	$(520,329)	$(230,602)	$(750,931)	$(642,769)	$(227,810)	$(870,579)

Amount recognized in the Consolidated Balance Sheets
Noncurrent assets	$–	$–	$–	$–	$–	$–
Current liabilities	–	(15,877)	(15,877)	–	(14,912)	(14,912)
Noncurrent liabilities(1)	(520,329)	(214,725)	(735,054)	(642,769)	(212,898)	(855,667)

Net amount recognized	$(520,329)	$(230,602)	$(750,931)	$(642,769)	$(227,810)	$(870,579)

Amount recognized in accumulated other comprehensive loss
Actuarial loss	$619,742	$55,493	$675,235	$766,360	$60,580	$826,940
Prior service cost/(credit)	3,565	–	3,565	(59,446)	2,778	(56,668)

Total	$623,307	$55,493	$678,800	$706,914	$63,358	$770,272

(1)

The “Pension benefits obligation” of approximately $815 million in the Company’s Consolidated Balance Sheet as of December 27, 2009, includes the noncurrent liabilities related to the qualified and non-qualified plans of $735 million, in the table above, as well as approximately $80 million of pension withdrawal liabilities under multiemployer pension plans.

The accumulated benefit obligation for all pension plans was $1.87 billion and $1.78 billion as of December 27, 2009 and December 28, 2008, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 27, 2009	December 28, 2008
Projected benefit obligation	$1,901,846	$1,858,837
Accumulated benefit obligation	$1,870,405	$1,776,317
Fair value of plan assets	$1,150,915	$ 987,959

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.83

Assumptions

Weighted-average assumptions used in the actuarial computations to determine benefit obligations for the Company’s qualified pension plans were as follows:

(Percent)	December 27, 2009	December 28, 2008
Discount rate	6.30%	6.45%
Rate of increase in compensation levels	4.00%	3.50%

The rate of increase in compensation levels as of December 27, 2009, is applicable only for qualified pension plans that have not been frozen.

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the Company’s qualified plans were as follows:

(Percent)	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
Discount rate	6.45%	6.45%	6.00%
Rate of increase in compensation levels	3.50%	4.50%	4.50%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%

Weighted-average assumptions used in the actuarial computations to determine benefit obligations for the Company’s non-qualified plans were as follows:

(Percent)	December 27, 2009	December 28, 2008
Discount rate	6.00%	6.65%
Rate of increase in compensation levels	3.50%	3.50%

The rate of increase in compensation levels as of December 27, 2009, is applicable only for the non-qualified pensions plans that have not been frozen.

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for the Company’s non-qualified plans were as follows:

(Percent)	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
Discount rate	6.55%	6.35%	6.00%
Rate of increase in compensation levels	3.50%	4.50%	4.50%
Expected long-term rate of return on assets	N/A	N/A	N/A

In 2009 and 2008, the Company determined its discount rate using a Ryan ALM, Inc. Curve (“Ryan Curve”). The Ryan Curve was not available prior to 2008, when the Company utilized the Citigroup Pension Discount Curve. The Company switched to the Ryan Curve because it provides the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). The Company believes that this additional information and flexibility allows it to calculate a better estimate of a discount rate.

To determine its discount rate, the Company projects a cash flow based on annual accrued benefits. For active participants, the benefits under the respective pension plans are projected to the date of termination. The projected plan cash flow is discounted to the measurement date, which is the last day of the Company’s fiscal year, using the annual spot rates provided in the Ryan Curve. A single discount rate is then computed so that the present value of the benefit cash flow (on a projected benefit obligation basis as described above) equals the present value computed using the Ryan Curve rates.

In determining the expected long-term rate of return on assets, the Company evaluated input from its investment consultants, actuaries and investment management firms, including their review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices.

Plan Assets

Company-Sponsored Pension Plans

The assets underlying the Company-sponsored qualified pension plans are managed by professional investment managers. These investment managers are selected and monitored by a pension investment committee, composed of senior finance, legal and human resources executives who are appointed by the Finance Committee of the Board of Directors of the Company. The Finance Committee is responsible for adopting and enforcing the investment policy and strategy, communicating guidelines with respect to investments and performance objectives and adopting rules regarding the selection and retention of qualified advisors and investment managers.

Contributions are made by the Company on a basis determined by the actuaries in accordance with the funding requirements and limitations of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code.

P.84      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Investment Policy and Strategy

The primary long-term investment objective, in accordance with the Company’s “Liability Driven Investing” approach, is for assets to produce a total rate of return that exceeds the growth of the Company’s pension liabilities. Additionally, a further objective shall be to produce a total rate of return in excess of inflation by at least 4.0%.

The intermediate-term objective for the assets is to outperform each of the capital markets in which assets are invested, net of costs, measured over a complete market cycle. Overall fund performance is compared to a Target Allocation Index based on the target allocations and comparable portfolios with similar investment objectives.

Asset Allocation Guidelines

The following asset allocation guidelines apply to the assets of Company-sponsored pension plans:

Asset Category	Percentage Range
U.S. Equities	45-55%
International Equities	17-23%
Total Equity	65-75%
Fixed Income	17-23%
Fixed Income Alternative Investments	0-5%
Equity Alternative Investments	0-5%
Cash Reserves	0-5%

The weighted-average asset allocations of the Company’s sponsored pension plans by asset category, as of December 27, 2009, were as follows:

Asset Category	Percentage
U.S. Equities	46%
International Equities	21%
Total Equity	67%
Fixed Income	26%
Fixed Income Alternative Investments	4%
Equity Alternative Investments	2%
Cash Reserves	1%

The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by management of the Company. The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation ranges above to accomplish the investment objectives for the pension plan assets.

The New York Times Newspaper Guild Pension Plan

The assets underlying The New York Times Newspaper Guild pension plan are managed by investment managers. The investment managers are selected and monitored by the Board of Trustees of the Newspaper Guild of New York and are provided the authority to manage the investment assets of The New York Times Newspaper Guild pension plan, including acquiring and disposing of assets, subject to the certain guidelines.

Investment Policy and Strategy

Assets of The New York Times Newspaper Guild pension plan are to be invested in a manner that is consistent with the fiduciary standards set forth by ERISA, the provisions of The New York Times Newspaper Guild pension plan’s Trust Agreement and all other relevant laws. The objective is to achieve a rate of return after inflation of 3% while avoiding excess volatility, achieve a long-term rate of return that meets or exceeds the assumed actuarial rate and maintain sufficient income and liquidity to fund benefit payments.

Asset Allocation Guidelines

The following asset allocations guidelines apply to the assets of The New York Times Newspaper Guild pension plan:

Asset Category	Percentage Range
U.S. Equities	50-60%
International Equities	5-15%
Total Equity	50-75%
Fixed Income	35-45%
Cash Equivalents	Minimal

The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by the Trustees. The Trustees will take the necessary actions to rebalance The New York Times Newspaper Guild pension plan within the established targets.

The New York Times Newspaper Guild pension plan’s weighted-average asset allocations by asset category, as of December 27, 2009, were as follows:

Asset Category	Percentage
U.S. Equities	67%
Fixed Income	31%
Cash Equivalents	2%

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.85

Fair Value of Plan Assets

The fair value of the assets underlying the Company-sponsored qualified pension plans and The New York Times Newspaper Guild pension plan by asset category are as follows:

	Fair Value Measurements at December 27, 2009
(in thousands)	Quoted Prices Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Equity Securities:
U.S. Equities	$208,289	$–	$–	$208,289
International Equities	83,461	–	–	83,461
Common/Collective Funds(1)	–	509,621	–	509,621
Fixed Income Securities:
Corporate Bonds	–	197,284	–	197,284
Insurance Contracts	–	44,961	–	44,961
U.S. Treasury and Other Government Securities	–	29,060	–	29,060
Government Sponsored Enterprises(2)	–	7,664	–	7,664
Municipal and Provincial Bonds	–	3,647	–	3,647
Other	–	3,160	–	3,160
Cash and Cash Equivalents	–	5,225	–	5,225
Private Equity	–	–	20,564	20,564
Real Estate	–	–	33,938	33,938

Assets at Fair Value	$291,750	$800,622	$54,502	1,146,874
Other Assets				4,041

Total				$1,150,915

(1)

The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents the Company’s ownership share of the net asset value of the underlying funds.

(2)	Represents investments that are not backed by the full faith and credit of the United States government.

Level 1 and Level 2 Investments

Where quoted prices are available in an active market for identical assets, such as equity securities traded on an exchange, transactions for the asset occur with such frequency that the pricing information is available on an ongoing/daily basis. The Company, therefore, classifies these types of investments as Level 1 where the fair value represents the closing/last trade price for these particular securities.

For the Company’s investments where pricing data may not be readily available, fair values are estimated by using quoted prices for similar assets, in both active and not active markets, and observable inputs, other than quoted prices, such as interest rates and credit risk. The Company classifies these types of investments as Level 2 because it is able to reasonably estimate the fair value through inputs that are observable, either directly or indirectly.

Level 3 Investments

The Company has investments in private equity funds and a real estate investment fund that have been determined to be Level 3 investments, within the fair value hierarchy, because the inputs to determine fair value are considered unobservable.

The general valuation methodology used for the private equity investment funds is the market approach. The market approach utilizes prices and other relevant information such as similar market transactions, type of security, size of the position, degree of liquidity, restrictions on the disposition, latest round of financing data, current financial position and operating results among other factors.

The general valuation methodology used for the real estate investment fund is developed by a third-party appraisal. The appraisal is performed in accordance with guidelines set forth by the Appraisal Institute and take into account projected income and expenses of the property, as well as recent sales of similar properties.

P.86      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair value may differ significantly from the values that would have been used had a market for those investments existed.

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(in thousands)	Private Equity	Real Estate	Total
Balance at beginning of year	$17,995	$52,689	$70,684
Actual loss on plan assets:
Relating to assets still held	(355)	(16,422)	(16,777)
Related to assets sold during the period	–	(73)	(73)
Capital contribution	2,924	–	2,924
Sales	–	(2,256)	(2,256)

Balance at end of year	$20,564	$33,938	$54,502

Cash Flows

The Company’s pension assets benefited from strong performance in 2009.

For accounting purposes on a GAAP basis, the underfunded status of the Company’s qualified pension plans improved by approximately $122 million from year-end 2008.

For funding purposes on an ERISA basis, the Company previously disclosed a January 1, 2009 underfunded status for its qualified pension plans of approximately $300 million. This funding gap reflected the use of a temporary valuation relief allowed by the U.S. Treasury Department, applicable only to the January 1, 2009 valuation. As of January 1, 2009, without the valuation relief, the Company’s underfunded status would have been approximately $535 million.

Based on preliminary results, the Company estimates a January 1, 2010 underfunded status of $420 million.

The Company does not have mandatory contributions to its sponsored qualified plans in 2010 due to existing funding credits. However, the Company may choose to make discretionary contributions in 2010 to address a portion of this funding gap. The Company currently expects to make contributions in the range of $60 to $80 million to its sponsored qualified plans but may adjust this range based on cash flows, pension asset performance, interest rates and other factors. The Company also expects to make contributions of approximately $22 to $28 million to The New York Times Newspaper Guild pension plan based on the Company’s contractual obligations.

The following benefit payments (net of plan participant contributions for non-qualified plans) under the Company’s pension plans, which reflect expected future services, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2010	$85,033	$16,304	$101,337
2011	85,161	15,779	100,940
2012	92,956	15,712	108,668
2013	94,783	15,628	110,411
2014	96,354	16,395	112,749
2015-2019	556,896	88,497	645,393

While benefit payments under these pension plans are expected to continue beyond 2019, the Company believes that an estimate beyond this period is impracticable.

11. Other Postretirement Benefits

The Company provides health benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. The Company no longer provides post-age 65 retiree medical benefits for employees who retire on or after March 1, 2009. The Company also contributes to a postretirement plan under the provisions of a collective bargaining agreement. The Company accrues the costs of postretirement benefits during the employees’ active years of service and its policy is to pay its portion of insurance premiums and claims from Company assets.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.87

The components of net periodic postretirement (income)/costs were as follows:

(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Components of net periodic postretirement benefit cost
Service cost	$1,551	$3,283	$7,347
Interest cost	10,355	13,718	14,353
Recognized actuarial loss	2,014	3,527	3,110
Amortization of prior service credit	(14,902)	(11,891)	(8,875)
Curtailment gain	–	–	(4,717)
Effect of special termination benefits	–	–	704

Net periodic postretirement benefit (income)/cost	$(982)	$8,637	$11,922

The changes in the benefit obligations recognized in other comprehensive income were as follows:

(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Net loss/(gain)	$15,749	$(28,319)	$(3,862)
Prior service cost	(9,581)	(39,676)	(38,645)
Amortization of loss	(2,014)	(3,527)	(3,110)
Amortization of prior service credit	14,902	11,891	8,875

Total recognized in other comprehensive income	$19,056	$(59,631)	$(36,742)

Total recognized in net periodic benefit cost and other comprehensive income	$18,074	$(50,994)	$(24,820)

The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $3 million and $16 million, respectively.

In connection with collective bargaining agreements, the Company contributes to several welfare plans. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these welfare plans are not reflected above and were approximately $18 million in 2009, $22 million in 2008 and $23 million in 2007.

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

(In thousands)	December 27, 2009	December 28, 2008
Change in benefit obligation
Benefit obligation at beginning of year	$161,876	$229,316
Service cost	1,551	3,283
Interest cost	10,355	13,718
Plan participants’ contributions	3,466	3,673
Actuarial loss/(gain)	15,749	(28,319)
Plan amendments	(9,581)	(39,676)
Benefits paid	(20,916)	(20,142)
Medicare subsidies received	2,311	23

Benefit obligation at the end of year	164,811	161,876

Change in plan assets
Fair value of plan assets at beginning of year	–	–
Employer contributions	15,139	16,446
Plan participants’ contributions	3,466	3,673
Benefits paid	(20,916)	(20,142)
Medicare subsidies received	2,311	23

Fair value of plan assets at end of year	–	–

Net amount recognized	$(164,811)	$(161,876)

Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(13,561)	$(12,149)
Noncurrent liabilities	(151,250)	(149,727)

Net amount recognized	$(164,811)	$(161,876)

Amount recognized in accumulated other comprehensive loss
Actuarial loss	$51,961	$38,225
Prior service credit	(132,952)	(138,273)

Total	$(80,991)	$(100,048)

P.88      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 27, 2009	December 28, 2008
Discount rate	5.92%	6.67%
Estimated increase in compensation level	3.50%	3.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 27, 2009	December 28, 2008	December 30, 2007
Discount rate	6.67%	6.68%	6.00%
Estimated increase in compensation level	3.50%	4.50%	4.50%

The assumed health-care cost trend rates were as follows:

	December 27, 2009	December 28, 2008
Health-care cost trend rate assumed for next year:
Medical	7.00-9.00%	6.67%-8.00%
Prescription	9.00%	10.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2015

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2009	$657	$(574)
Effect on accumulated postretirement benefit obligation as of December 27, 2009	$10,292	$(8,938)

The following benefit payments (net of plan participant contributions) under the Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2010	$15,428
2011	15,503
2012	15,187
2013	15,307
2014	15,206
2015-2019	74,314

While benefit payments under these postretirement plans are expected to continue beyond 2019, the Company believes that an estimate beyond this period is impracticable.

The Company expects to receive cash payments of approximately $20 million related to the retiree drug subsidy from 2010 through 2019 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. The benefit payments in the above table are not reduced for the subsidy.

The Company accrues the cost of certain benefits provided to former or inactive employees after employment, but before retirement, during the employees’ active years of service. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued cost of these benefits amounted to $23.9 million as of December 27, 2009 and $21.6 million as of December 28, 2008.

Split-dollar Life Insurance Arrangement

In 2008, the Company recorded a liability, which is included in “Other Liabilities – Other” in the Company’s Consolidated Balance Sheet, for its existing benefits promised under its endorsement split-dollar life insurance plan of approximately $9 million through a cumulative-effect adjustment to retained earnings, net of tax of approximately $4 million. The Company no longer offers the benefits under the endorsement split-dollar life insurance plan.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.89

12. Other Liabilities

The components of the “Other Liabilities – Other” balance in the Company’s Consolidated Balance Sheets were as follows:

(In thousands)	December 27, 2009	December 28, 2008
Deferred compensation	$89,969	$108,289
Other liabilities	154,997	167,326

Total	$244,966	$275,615

Deferred compensation consists primarily of deferrals under the Company’s deferred executive compensation plan (the “DEC Plan”). The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. While the initial deferral period is for a minimum of two years up to a maximum of eighteen years (after which time taxable distributions must begin), the executive has the option to extend the deferral period. Employees’ contributions earn income based on the performance of investment funds they select.

The Company invests deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. The Company’s investments in life insurance products are included in “Miscellaneous Assets” in the Company’s Consolidated Balance Sheets, and were $88.9 million as of December 27, 2009 and $108.8 million as of December 28, 2008.

Other liabilities in the preceding table above primarily include the Company’s tax contingency and worker’s compensation liability.

13. Income Taxes

Reconciliations between the effective tax rate on income/(loss) from continuing operations before income taxes and the federal statutory rate are presented below.

	December 27, 2009		December 28, 2008		December 30, 2007
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$1,321	35.0%	$(25,172)	35.0%	$50,438	35.0%
State and local taxes, net	(9,920)	(262.9)	(2,934)	4.1	6,336	4.4
Effect of enacted changes in state tax laws	11,743	311.2	5,337	(7.5)	5,751	4.0
Effect of New York State investment tax credits	–	–	(3,965)	5.5	–	–
(Gain)/loss on Company-owned life insurance	(4,156)	(110.1)	13,462	(18.7)	(3,849)	(2.6)
Non-deductible goodwill	852	22.5	8,014	(11.1)	–	–
Other, net	2,366	62.7	(721)	1.0	(1,526)	(1.1)

Income tax expense/(benefit)	$2,206	58.4%	$(5,979)	8.3%	$57,150	39.7%

The components of income tax expense as shown in the Consolidated Statements of Operations were as follows:

(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Current tax (benefit)/expense
Federal	$(23,748)	$11,171	$55,927
Foreign	784	656	1,041
State and local	(19,261)	1,152	11,732

Total current tax (benefit)/expense	(42,225)	12,979	68,700

Deferred tax expense/(benefit)
Federal	28,247	(22,087)	(14,377)
Foreign	(4,473)	349	(4,036)
State and local	20,657	2,780	6,863

Total deferred tax expense/(benefit)	44,431	(18,958)	(11,550)

Income tax expense/(benefit)	$2,206	$(5,979)	$57,150

P.90      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

State tax operating loss carryforwards (“loss carryforwards”) totaled $13.5 million as of December 27, 2009 and $9.5 million as of December 28, 2008. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives generally ranging from 4 to 20 years. Certain loss carryforwards are likely to expire unused. Accordingly, the Company has valuation allowances amounting to $1.2 million as of December 27, 2009 and $3.3 million as of December 28, 2008.

The components of the net deferred tax assets and liabilities recognized in the Company’s Consolidated Balance Sheets were as follows:

(In thousands)	December 27, 2009	December 28, 2008
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$434,961	$498,242
Accruals for other employee benefits, compensation, insurance and other	31,486	34,674
Accounts receivable allowances	10,109	10,581
Other	127,794	90,314

Gross deferred tax assets	604,350	633,811
Valuation allowance	(1,156)	(3,327)

Net deferred tax assets	$603,194	$630,484

Deferred tax liabilities
Property, plant and equipment	$151,382	$127,337
Intangible assets	29,600	16,854
Investments in joint ventures	13,007	12,032
Other	46,219	45,292

Gross deferred tax liabilities	240,208	201,515

Net deferred tax asset	$362,986	$428,969

Amounts recognized in the Consolidated Balance Sheets
Deferred tax asset – current	$44,860	$51,732
Deferred tax asset – long-term	318,126	377,237

Net deferred tax asset	$362,986	$428,969

The Company assesses whether a valuation allowance should be established against deferred tax assets based on the consideration of both positive and negative evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. The Company evaluated its deferred tax assets for recoverability using a consistent approach that considers its three-year historical cumulative income (loss), including an assessment of the degree to which any such losses were due to items that are unusual in nature (e.g., impairments of non-deductible goodwill and intangible assets). The Company concluded that a valuation allowance is not required except for certain loss carryforwards.

Income tax benefits related to the exercise of equity awards reduced current taxes payable by $1.0 million in 2009, $0.7 million in 2008 and $2.9 million in 2007.

As of December 27, 2009, and December 28, 2008, “Accumulated other comprehensive loss, net of income taxes” in the Company’s Consolidated Balance Sheets and for the years then ended in the Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $242 million and $278 million, respectively.

A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Balance at beginning of year	$92,582	$118,279	$108,474
Additions based on tax positions related to the current year	3,545	6,918	25,841
Reductions for tax positions of prior years	(13,484)	(27,960)	(11,178)
Reductions from lapse of applicable statutes of limitations	(12,065)	(4,655)	(4,858)

Balance at end of year	$70,578	$92,582	$118,279

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.91

The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $46 million as of December 27, 2009 and approximately $61 million as of December 28, 2008.

The Company also recognizes accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $28 million as of December 27, 2009, and approximately $35 million as of December 28, 2008. The total amount of accrued interest and penalties was a net benefit of $4.4 million in 2009 and expense of $0.4 million in 2008 and $5.6 million in 2007.

With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2000. Management believes that its accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next twelve months, which could result in a decrease in unrecognized tax benefits of approximately $20 million that would, if recognized, impact the effective tax rate.

14. Discontinued Operations

Radio Operations

On October 8, 2009, the Company completed the sale of WQXR-FM, its New York City radio station, to subsidiaries of Univision Radio Inc. and WNYC Radio for a total of approximately $45 million. Univision Radio paid the Company $33.5 million to exchange the FCC 105.9 FM broadcast license and transmitting equipment for the Company’s license, equipment and stronger signal at 96.3 FM. At same time, WNYC Radio purchased the FCC license for 105.9 FM, all related transmitting equipment and WQXR-FM’s call letters and Web site from the Company for $11.5 million. The Company used the proceeds from the sale to pay outstanding debt. The Company recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in 2009.

In April 2007, the Company sold WQEW-AM to Radio Disney, LLC (which had been providing substantially all of WQEW-AM’s programming through a time brokerage agreement) for $40.0 million. The Company recognized a pre-tax gain of approximately $40 million (approximately $21 million after tax) in 2007. The results of WQEW-AM were included in the results of WQXR-FM until it was sold in April 2007.

The gain on the sale of WQEW-AM was previously recorded within continuing operations. However, with the sale of WQXR-FM, both radio stations (“Radio Operations”) were required to be reported as discontinued operations for all periods presented.

Broadcast Media Group

On May 7, 2007, the Company sold its Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million. The Company recognized a pre-tax gain on the sale of approximately $190 million (approximately $94 million after tax) in 2007. In 2008, net income from discontinued operations of approximately $8 million was due to a reduction in income taxes on the gain on the sale and post-closing adjustments to the gain.

The results of operations of the Broadcast Media Group and the Radio Operations are presented as discontinued operations in the Company’s Consolidated Financial Statements. The operating results of the Broadcast Media Group was previously a separate reportable segment and the Radio Operations were previously consolidated in the results of The New York Times Media Group, which is part of the News Media Group.

P.92      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The results of operations of the Radio Operations and the Broadcast Media Group presented as discontinued operations are summarized below.

	December 27, 2009
(In thousands)	Radio Operations	Broadcast Media Group	Total
Revenues	$5,062	$–	$5,062
Total operating costs	7,082	–	7,082

Pre-tax loss	(2,020)	–	(2,020)
Income tax benefit	(864)	–	(864)

Loss from discontinued operations, net of income taxes	(1,156)	–	(1,156)
Gain on sale, net of income taxes:
Gain on sale, before taxes	34,914	–	34,914
Income tax expense	15,426	–	15,426

Gain on sale, net of income taxes	19,488	–	19,488

Discontinued operations, net of income taxes	$18,332	$–	$18,332

	December 28, 2008
(In thousands)	Radio Operations	Broadcast Media Group	Total
Revenues	$9,092	$–	$9,092
Total operating costs	8,537	–	8,537

Pre-tax income	555	–	555
Income tax expense	253	–	253

Income from discontinued operations, net of income taxes	302	–	302
Gain on sale, net of income taxes:
Loss on sale, before taxes	–	(565)	(565)
Income tax benefit	–	(8,865)	(8,865)

Gain on sale, net of income taxes	–	8,300	8,300

Discontinued operations, net of income taxes	$302	$8,300	$8,602

	December 30, 2007
(In thousands)	Radio Operations	Broadcast Media Group	Total
Revenues	$10,320	$46,702	$57,022
Total operating costs	9,039	36,854	45,893

Pre-tax income	1,281	9,848	11,129
Income tax expense	594	4,095	4,689

Income from discontinued operations, net of income taxes	687	5,753	6,440
Gain on sale, net of income taxes:
Gain on sale, before taxes	39,578	190,007	229,585
Income tax expense	18,393	95,995	114,388

Gain on sale, net of income taxes	21,185	94,012	115,197

Discontinued operations, net of income taxes	$21,872	$99,765	$121,637

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.93

15. Earnings/(Loss) Per Share

Basic and diluted earnings/(loss) per share were as follows:

(In thousands, except per share data)	December 27, 2009	December 28, 2008	December 30, 2007
Income/(loss) from continuing operations	$1,559	$(66,441)	$87,067
Discontinued operations, net of income taxes	18,332	8,602	121,637

Net income/(loss)	$19,891	$(57,839)	$208,704

Average number of common shares outstanding - Basic	144,188	143,777	143,889
Incremental shares for assumed exercise of securities	2,179	–	269

Average Number of common shares outstanding - Diluted	146,367	143,777	144,158

Income/(loss) from continuing operations	$0.01	$(0.46)	$0.61
Discontinued operations, net of income taxes	0.13	0.06	0.84

Income/(loss) per share - Basic	$0.14	$(0.40)	$1.45

Income/(loss) from continuing operations	$0.01	$(0.46)	$0.61
Discontinued operations, net of income taxes	0.13	0.06	0.84

Income/(loss) per share - Diluted	$0.14	$(0.40)	$1.45

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. The Company’s stock options and warrants, issued in connection with the Company’s senior unsecured notes could have a significant impact on diluted shares.

In 2008 securities that could potentially be dilutive were not included in diluted shares because the loss from continuing operations made them anti-dilutive. Therefore, basic and diluted shares were the same.

The number of stock options that were excluded from the computation of diluted earnings per share because their exercise price exceeded the market value of the Company’s common stock (2009 and 2007) or because they were anti-dilutive due to a loss from continuing operations (2008) were approximately 29 million in 2009, 31 million in 2008 and 32 million in 2007. The stock option exercise prices ranged from $13.03 to $48.54.

16. Stock-Based Awards

Under the Company’s 1991 Executive Stock Incentive Plan (the “1991 Executive Stock Plan”) and the 1991 Executive Cash Bonus Plan (together, the “1991 Executive Plans”), the Board of Directors may authorize awards to key employees of cash, restricted and unrestricted shares of the Company’s Class A Common Stock (“Common Stock”), retirement units (stock equivalents) or such other awards as the Board of Directors deems appropriate.

The 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”) provides for the issuance of up to 500,000 shares of Common Stock in the form of stock options or restricted stock awards. Under the 2004 Directors’ Plan, each nonemployee director of the Company has historically received annual grants of non-qualified stock options with 10-year terms to purchase 4,000 shares of Common Stock from the Company at the average market price of such shares on the date of grant. Restricted stock has not been awarded under the 2004 Directors’ Plan for the purpose of stock-based compensation.

The Company recognizes stock-based compensation expense for stock options, cash-settled restricted stock units, stock-settled restricted stock units, restricted stock, stock under the Company’s ESPP, LTIP awards and stock appreciation rights (together, “Stock-Based Awards”). Stock-based compensation expense was $20.4 million in 2009, $17.7 million in 2008 and $16.8 million in 2007.

Stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. The Company’s 1991 Executive Stock Plan and the 2004 Directors’ Plan provide that awards generally vest over a stated vesting period or upon the retirement of an employee or director, as the case may be.

The Company’s pool of excess tax benefits (“APIC Pool”) available to absorb tax deficiencies was approximately $36 million as of December 27, 2009.

P.94      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Stock Options and Stock Appreciation Rights

The 1991 Executive Stock Plan provides for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair value of the Common Stock on the date of grant. Stock options have generally been granted with a 3-year vesting period and a 6-year term, or a 4-year or 3-year vesting period and a 10-year term. The stock options vest in equal annual installments.

The 2004 Directors’ Plan provides for grants of stock options to non-employee Directors at an option price per share of 100% of the fair value of Common Stock on the date of grant. Stock options are granted with a 1-year vesting period and a 10-year term. The Company’s Directors are considered employees for this purpose.

During 2009, the Company discovered that portions of previously awarded stock option grants exceeded that permitted to be granted to a single individual during any calendar year under the terms of the Company’s plans. A total of 250,000 options in 2008 and 200,000 options in 2009 granted in excess of applicable plan limits were determined to be null and void. The independent directors of the Company’s Board of Directors, after consultation with all non-management directors, approved the grant of deferred payment stock appreciation rights equal in number and on the same economic terms comparable to the void options. Stock appreciation rights are classified as liability awards because the Company incurs a liability, payable in cash, based on the fair value of the stock appreciation rights. These rights are measured at their fair value at the end of each reporting period utilizing the Black-Scholes valuation model and, therefore, will fluctuate based on the changes in the Company’s stock price.

Changes in the Company’s stock options in 2009 were as follows:

	December 27, 2009
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding, beginning of year	29,189	$39	4	$–
Granted	2,181	4		–
Exercised	(118)	4		–
Forfeited	(4,914)	44		–

Options outstanding at end of period	26,338	$35	4	$16,532

Options expected to vest at end of period	26,012	$35	4	$16,532

Options exercisable at end of period	22,387	$39	3	$376

The total intrinsic value for stock options exercised was approximately $0.5 million in 2009 and $45,000 in 2007. There were no stock option exercises in 2008.

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was estimated using the historical exercise behavior of employees for grants with a 10-year term. Stock options have historically been granted with this term, and therefore information necessary to make this estimate was available. The expected life of stock options granted with a 6-year term was determined using the average of the vesting period and term, an acceptable method. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant, and calculated on a monthly basis. The fair value for stock options granted with different vesting periods are calculated separately.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.95

	December 27, 2009		December 28, 2008			December 30, 2007
Term (In years)	10	10	6	10	10	6	10	10
Vesting (In years)	3	1	3	1	4	3	1	4

Risk-free interest rate	2.72%	2.45%	2.70%	3.84%	3.03%	4.02%	4.57%	4.88%
Expected life (in years)	6	5	4.5	5	6	4.5	5	6
Expected volatility	31.01%	35.00%	18.52%	18.68%	19.25%	16.78%	17.57%	18.51%
Expected dividend yield	0%	0%	4.69%	4.69%	4.69%	4.58%	3.84%	3.62%
Weighted-average fair value	$1.29	$1.71	$1.96	$2.31	$2.24	$2.16	$3.34	$4.00

Restricted Stock

The 1991 Executive Stock Plan also provides for grants of restricted stock. The Company did not grant restricted stock in 2009, 2008 or 2007, but rather granted restricted stock units (see below). The fair value of restricted stock is the average market price at date of grant.

Changes in the Company’s restricted stock in 2009 were as follows:

	December 27, 2009
(Shares in thousands)	Restricted Shares	Weighted Average Grant-Date Fair Value
Unvested restricted stock at beginning of period	145	$40
Granted	–	–
Vested	(143)	$40
Forfeited	(2)	$40

Unvested restricted stock at end of period	–	$–

Unvested restricted stock expected to vest at end of period	–	$–

The intrinsic value of restricted stock vested was $1.4 million in 2009, $0.6 million in 2008 and $5.5 million in 2007.

Restricted Stock Units

The 1991 Executive Stock Plan also provides for grants of other awards, including restricted stock units. Restricted stock units granted in 2009 are “cash-settled,” while restricted stock units granted in 2008 and before are “stock-settled.” For “cash-settled” restricted stock units, each restricted stock unit represents the Company’s obligation to deliver to the holder cash, equivalent to the market value of the underlying shares of Common Stock upon vesting. For “stock-settled” restricted stock units, each restricted stock unit represents the Company’s obligation to deliver to the holder one share of Common Stock upon vesting.

In 2009, the Company granted cash-settled restricted stock units with a 3-year vesting period. The fair value of “cash-settled” and “stock-settled” restricted stock units is the average market price at date of grant. “Cash-settled” restricted stock units are classified as liability awards because the Company incurs a liability, payable in cash, based on the Company’s stock price. The cash-settled restricted stock unit is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the fluctuations in the Company’s stock price.

Changes in the Company’s cash-settled restricted stock units in 2009 were as follows:

	December 27, 2009
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested cash-settled restricted stock units at beginning of period	–	$–
Granted	611	$4
Vested	(21)	$4
Forfeited	(25)	$4

Unvested cash-settled restricted stock units at end of period	565	$4

Unvested cash-settled restricted stock units expected to vest at end of period	519	$4

The intrinsic value of restricted stock units vested was $0.1 million in 2009.

In 2008, the Company granted stock-settled restricted stock units with a 3-year vesting period. In 2007, the Company granted restricted stock units with a 3-year vesting period and a 5-year vesting period.

P.96      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Changes in the Company’s stock-settled restricted stock units in 2009 were as follows:

	December 27, 2009
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	853	$24
Granted	–	$–
Vested	(81)	$24
Forfeited	(53)	$23

Unvested stock-settled restricted stock units at end of period	719	$24

Unvested stock-settled restricted stock units expected to vest at end of period	717	$24

The intrinsic value of stock-settled restricted stock units vested was $0.5 million in 2009, $0.8 million in 2008 and $1.0 million in 2007.

ESPP

Under the Company’s ESPP, participating employees purchase Common Stock through payroll deductions. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest.

In 2009, there was one 12-month ESPP offering with a purchase price set at a 15% discount of the average market price of the Common Stock on November 24, 2008 or December 28, 2009, whichever was lower. The purchase price was $5.30 for the 2009 offering. Approximately 700,000 shares were issued under the 2009 ESPP offering on December 29, 2009 (fiscal 2010).

The fair value of the offering was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. treasury yield curve in effect at the time of grant. Expected volatility was based on the historical volatility on the day of grant.

Risk-free interest rate	2.017%
Expected life	1.1 years
Expected volatility	52.04%
Expected dividend yield	0%
Weighted-average fair value	$2.34

In 2008, there was one 12-month ESPP offering with a purchase price set at a 5% discount of the average market price on December 26, 2008. In 2007, there was one 12-month offering with an undiscounted purchase price, set at 100% of the average market price on December 28, 2007. With these terms, the ESPP was not considered a compensatory plan, and therefore compensation expense was not recorded for shares issued under the ESPP in 2008 and 2007.

LTIP Awards

The Company’s 1991 Executive Plans provide for grants of cash awards to key executives payable at the end of a multi-year performance period. The target award is determined at the beginning of the period and can increase to a maximum of 175% of the target or decrease to zero.

For awards granted for cycles beginning prior to 2006, the actual payment, if any, is based on a key performance measure, Total Shareholder Return (“TSR”). TSR is calculated as stock appreciation plus reinvested dividends. At the end of the period, the LTIP payment will be determined by comparing the Company’s TSR to the TSR of a predetermined peer group of companies. For awards granted for the cycle beginning in 2006, the actual payment, if any, will depend on two performance measures. Half of the award is based on the TSR of a predetermined peer group of companies during the performance period and half is based on the percentage increase in the Company’s revenue in excess of the percentage increase in operating costs during the same period. Achievement with respect to each element of the award is independent of the other. All payments are subject to approval by the Board’s Compensation Committee.

The LTIP awards based on TSR are classified as liability awards because the Company incurs a liability, payable in cash, indexed to the Company’s stock price. The LTIP award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the operating results and the performance of the Company’s TSR relative to the peer group’s TSR.

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

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.97

There were no LTIP awards paid in 2009, 2008 and 2007 in connection with the performance period ending in 2008, 2007 or 2006.

For awards granted for the cycle beginning in 2007 and subsequent periods, the actual payment, if any, will no longer have a performance measure based on TSR. Thus, LTIP awards granted for the cycle beginning in 2007 and subsequent periods are not considered stock-based compensation.

As of December 27, 2009, unrecognized compensation expense related to the unvested portion of the Company’s Stock-Based Awards was approximately $8 million and is expected to be recognized over a weighted-average period of 1.3 years.

The Company generally issues shares for the exercise of stock options and ESPP from unissued reserved shares and issues shares for stock-settled restricted stock units and a Company stock match under a 401(k) plan from treasury shares.

Shares of Class A Common Stock reserved for issuance were as follows:

(In thousands)	December 27, 2009	December 28, 2008
Stock options
Outstanding	26,338	29,439
Available	9,727	6,772

Employee Stock Purchase Plan
Available	7,736	7,876

Stock–settled restricted stock units, retirement units and other awards
Outstanding	737	874
Available	295	239

401(k) Company stock match
Available	5,055	–

Total Outstanding	27,075	30,313

Total Available	22,813	14,887

In addition to the shares available in the table above, there were approximately 825,000 shares as of December 27, 2009 and 826,000 shares as of December 28, 2008 of Class B Common Stock available for conversion into shares of Class A Common Stock.

17. Stockholders’ Equity

Shares of the Company’s Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders’ option on a share-for-share basis into Class A Common Stock. Upon conversion, the previously outstanding shares of Class B Common Stock are automatically and immediately retired, resulting in a reduction of authorized Class B Common Stock. As provided for in the Company’s Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the Board of Directors, and the Class A and Class B Common Stock have the right to vote together on the reservation of Company shares for stock options and other stock-based plans, on the ratification of the selection of a registered public accounting firm and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

The Adolph Ochs family trust holds approximately 90% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.

The Company repurchases Class A Common Stock under its stock repurchase program from time to time either in the open market or through private transactions. These repurchases may be suspended from time to time or discontinued. In 2009 and 2008, the Company did not repurchase any shares of Class A Common Stock pursuant to its stock repurchase program. The Company repurchased 0.1 million shares in 2007 at an average cost of $21.13 per share. The costs associated with these repurchases were $2.3 million in 2007.

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

P.98      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Revenues, operating profit and identifiable assets of foreign operations are not significant. The About Group generated more than 50% of its revenue in 2009 through cost-per-click advertising which is principally derived from an arrangement with one customer.

Below is a description of the Company’s reportable segments:

News Media Group

The News Media Group consists of The New York Times Media Group, which includes The Times, the IHT, NYTimes.com, and related businesses; the New England Media Group, which includes the Globe, Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses.

About Group

The About Group consists of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com, Caloriecount.com and related businesses.

The Company’s Statements of Operations by segment and Corporate were as follows:

(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Revenues
News Media Group	$2,319,378	$2,824,469	$3,082,074
About Group	121,061	115,295	102,683

Total	$2,440,439	$2,939,764	$3,184,757

Operating Profit/(Loss)
News Media Group	$21,163	$(30,947)	$207,708
About Group	50,881	39,390	34,703
Corporate	2,015	(49,634)	(55,841)

Total	$74,059	$(41,191)	$186,570

Net income/(loss) from joint ventures	20,667	17,062	(2,618)
Interest expense, net	81,701	47,790	39,842
Premium on debt redemption	9,250	–	–

Income/(loss) from continuing operations before income taxes	3,775	(71,919)	144,110
Income tax expense/(benefit)	2,206	(5,979)	57,150

Income/(loss) from continuing operations	1,569	(65,940)	86,960
Discontinued operations:
(Loss)/income from discontinued operations, net of income taxes	(1,156)	302	6,440
Gain on sale, net of income taxes	19,488	8,300	115,197

Discontinued operations, net of income taxes	18,332	8,602	121,637

Net income/(loss)	19,901	(57,338)	208,597
Net (income)/loss attributable to the noncontrolling interest	(10)	(501)	107

Net income/(loss) attributable to The New York Times Company common stockholders	$19,891	$(57,839)	$208,704

The News Media Group’s operating profit/(loss) includes:

—

2009 – a $78.9 million charge primarily for a pension withdrawal obligation under certain multiemployer pension plans, a $31.1 million charge for loss on leases, a $5.2 million gain on sale of assets, a $4.2 million charge for the impairment of assets due to the reduced scope of a systems project, $3.5 million charge for the early termination of a third-party printing contract and a $2.7 million curtailment loss,

—	2008 – a $197.9 million non-cash charge for the impairment of assets, and
—	2007 – a $68.2 million net loss from the sale of assets and an $11.0 million non-cash charge for the impairment of an intangible asset.

Corporate includes a pension curtailment gain of $56.7 million in 2009.

See Notes 4, 5, 8 and 10 for additional information regarding these items.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.99

Advertising, circulation and other revenue, by division of the News Media Group, were as follows:

(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
The New York Times Media Group
Advertising	$797,298	$1,067,916	$1,213,159
Circulation	683,445	668,129	645,977
Other	101,118	180,510	182,481

Total	$1,581,861	$1,916,555	$2,041,617

New England Media Group
Advertising	$230,886	$319,114	$389,178
Circulation	167,998	154,201	156,573
Other	41,710	50,334	46,440

Total	$440,594	$523,649	$592,191

Regional Media Group
Advertising	$192,924	$276,463	$338,032
Circulation	85,043	87,824	87,332
Other	18,956	19,978	22,902

Total	$296,923	$384,265	$448,266

Total News Media Group
Advertising	$1,221,108	$1,663,493	$1,940,369
Circulation	936,486	910,154	889,882
Other	161,784	250,822	251,823

Total	$2,319,378	$2,824,469	$3,082,074

The Company’s segment and Corporate depreciation and amortization, capital expenditures and assets reconciled to consolidated amounts were as follows:

(In thousands)	December 27, 2009	December 28, 2008	December 30, 2007
Depreciation and Amortization
News Media Group	$122,609	$124,254	$167,838
About Group	11,087	12,251	14,375
Corporate	–	7,796	7,080

Total	$133,696	$144,301	$189,293

Capital Expenditures
News Media Group	$38,136	$112,746	$363,985
About Group	4,339	4,818	4,412
Corporate	2,965	9,633	5,074

Total	$45,440	$127,197	$373,471

Assets
News Media Group	$1,993,482	$2,218,006	$2,481,898
About Group	437,597	447,715	449,996
Corporate	526,066	619,283	399,394
Investments in joint ventures	131,357	112,596	137,831
Radio Operations – Discontinued Operations	55	4,080	3,973

Total	$3,088,557	$3,401,680	$3,473,092

P.100      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

19. Commitments and Contingent Liabilities

Operating Leases

Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs.

Rental expense amounted to approximately $26 million in 2009, $34 million in 2008 and $35 million in 2007. The approximate minimum rental commitments under non-cancelable leases as of December 27, 2009 were as follows:

(In thousands)	Amount
2010	$20,968
2011	18,220
2012	14,191
2013	9,645
2014	8,344
Later years	21,748

Total minimum lease payments	$93,116

Capital Leases

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 27, 2009, were as follows:

(In thousands)	Amount
2010	$600
2011	594
2012	573
2013	552
2014	552
Later years	9,454

Total minimum lease payments	12,325
Less: imputed interest	(5,573)

Present value of net minimum lease payments including current maturities	$6,752

Guarantees

The Company has outstanding guarantees on behalf of a third-party circulation service provider (the “circulation servicer”), and on behalf of two third parties that provide printing and distribution services for The Times’s National Edition (the “National Edition printers”). In accordance with GAAP, contingent obligations related to these guarantees are not reflected in the Company’s Consolidated Balance Sheets as of December 27, 2009 and December 28, 2008.

In April 2009, the Company’s guarantee for payments under the circulation servicer’s credit facility expired (see Note 8).

The Company has guaranteed the payments of two property leases of the circulation servicer and any miscellaneous costs related to any default thereunder (the “property lease guarantees”). The total amount of the property lease guarantees was approximately $1 million as of December 27, 2009. One property lease expires in May 2010 and the other expires in May 2012. The property lease guarantees were made by the Company to allow the circulation servicer to obtain space to conduct business.

The Company has guaranteed a portion of the payments of an equipment lease of a National Edition printer and any miscellaneous costs related to any default thereunder (the “equipment lease guarantee”). The total amount of the equipment lease guarantee was approximately $0.1 million as of December 27, 2009. The equipment lease expires in March 2011. The Company made the equipment lease guarantees to allow the National Edition printer to obtain lower cost lease financing.

The Company has also guaranteed certain debt of one of the two National Edition printers and any miscellaneous costs related to any default thereunder (the “debt guarantee”). The total amount of the debt guarantee was approximately $3 million as of December 27, 2009. The debt guarantee, which expires in May 2012, was made by the Company to allow the National Edition printer to obtain a lower cost of borrowing.

The Company has obtained a secured guarantee from a related party of the National Edition printer to repay the Company for any amounts that it would pay under the debt guarantee. In addition, the Company has a security interest in the equipment that was purchased by the National Edition printer with the funds it received from its debt issuance, as well as other equipment and real property.

Other

The Company has letters of credit of approximately $67 million, primarily for obligations under the Company’s workers’ compensation program and for its New York headquarters.

There are various legal actions that have arisen in the ordinary course of business and are now pending against the Company. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing these actions with legal counsel to the Company that the

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.101

ultimate liability that might result from these actions would not have a material adverse effect on the Company’s Consolidated Financial Statements.

20. Subsequent Events

The Company has evaluated subsequent events through February 22, 2010, the date on which these financial statements were issued.

P.102      2009 ANNUAL REPORT – Notes to the Consolidated Financial Statements

QUARTERLY INFORMATION (UNAUDITED)

As described in Note 14 of the Notes to the Consolidated Financial Statements, WQXR-FM’s results of operations have been presented as discontinued operations for all periods presented.

	2009 Quarters
(In thousands, except per share data)	March 29, 2009 (13 weeks)	June 28, 2009 (13 weeks)	September 27, 2009 (13 weeks)	December 27, 2009 (13 weeks)	Full Year (52 weeks)
Revenues	$607,133	$582,693	$569,462	$681,151	$2,440,439
Operating costs	652,458	552,366	522,243	580,733	2,307,800
Pension withdrawal expense/(gain)	–	6,649	73,600	(1,318)	78,931
Net pension curtailment expense/(gain)	–	196	2,510	(56,671)	(53,965)
Loss on leases and other	16,363	–	–	18,270	34,633
Gain on sale of assets	–	–	5,198	–	5,198
Impairment of assets	–	–	–	4,179	4,179

Operating (loss)/profit	(61,688)	23,482	(23,693)	135,958	74,059
Net income from joint ventures	4,403	8,434	7,498	332	20,667
Interest expense, net	18,146	21,656	21,028	20,871	81,701
Premium on debt redemption	–	9,250	–	–	9,250

(Loss)/income from continuing operations before income taxes	(75,431)	1,010	(37,223)	115,419	3,775
Income tax (benefit)/expense	(1,171)	(38,200)	(2,482)	44,059	2,206

Net (loss)/income from continuing operations	(74,260)	39,210	(34,741)	71,360	1,569
Income/(loss) from discontinued operations, net of income taxes	31	(86)	(994)	19,381	18,332

Net (loss)/income	(74,229)	39,124	(35,735)	90,741	19,901
Net (income)/loss attributable to the noncontrolling interest	(239)	(60)	111	178	(10)

Net (loss)/income attributable to The New York Times Company common stockholders	$(74,468)	$39,064	$(35,624)	$90,919	$19,891

Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(74,499)	$39,150	$(34,630)	$71,538	$1,559
Income/(loss) from discontinued operations	31	(86)	(994)	19,381	18,332

Net (loss)/income	$(74,468)	$39,064	$(35,624)	$90,919	$19,891

Average number of common shares outstanding:
Basic	143,907	143,981	144,335	144,530	144,188
Diluted	143,907	144,626	144,335	150,189	146,367

Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.52)	$0.27	$(0.24)	$0.50	$0.01
(Loss)/income from discontinued operations	–	–	(0.01)	0.13	0.13

Net (loss)/income	$(0.52)	$0.27	$(0.25)	$0.63	$0.14

Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.52)	$0.27	$(0.24)	$0.48	$0.01
(Loss)/income from discontinued operations	–	–	(0.01)	0.13	0.13

Net (loss)/income	$(0.52)	$0.27	$(0.25)	$0.61	$0.14

Dividends per share	$–	$–	$–	$–	$–

Quarterly Information – THE NEW YORK TIMES COMPANY      P.103

	2008 Quarters
(In thousands, except per share data)	March 30, 2008 (13 weeks)	June 29, 2008 (13 weeks)	September 28, 2008 (13 weeks)	December 28, 2008 (13 weeks)	Full Year (52 weeks)
Revenues	$745,445	$739,495	$685,325	$769,499	$2,939,764
Operating costs	721,211	699,480	674,996	687,389	2,783,076
Impairment of assets	18,291	–	160,430	19,158	197,879

Operating profit/(loss)	5,943	40,015	(150,101)	62,952	(41,191)
Net (loss)/income from joint ventures	(1,793)	10,165	6,892	1,798	17,062
Interest expense, net	11,745	12,104	11,658	12,283	47,790

(Loss)/income from continuing operations before income taxes	(7,595)	38,076	(154,867)	52,467	(71,919)
Income tax (benefit)/expense	(7,816)	17,141	(40,203)	24,899	(5,979)

Income/(loss) from continuing operations	221	20,935	(114,664)	27,568	(65,940)
(Loss)/income from discontinued operations, net of income taxes	(452)	419	8,425	210	8,602

Net (loss)/income	(231)	21,354	(106,239)	27,778	(57,338)
Net income attributable to the noncontrolling interest	(104)	(213)	(54)	(130)	(501)

Net (loss)/income attributable to The New York Times Company common stockholders	$(335)	$21,141	$(106,293)	$27,648	$(57,839)

Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$117	$20,722	$(114,718)	$27,438	$(66,441)
(Loss)/income from discontinued operations	(452)	419	8,425	210	8,602

Net (loss)/income	$(335)	$21,141	$(106,293)	$27,648	$(57,839)

Average number of common shares outstanding
Basic	143,760	143,776	143,782	143,791	143,777
Diluted	144,006	144,037	143,782	144,073	143,777

Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$–	$0.15	$(0.80)	$0.19	$(0.46)
Income from discontinued operations	–	–	0.06	–	0.06

Net income/(loss)	$–	$0.15	$(0.74)	$0.19	$(0.40)

Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$–	$0.15	$(0.80)	$0.19	$(0.46)
Income from discontinued operations	–	–	0.06	–	0.06

Net income/(loss)	$–	$0.15	$(0.74)	$0.19	$(0.40)

Dividends per share	$0.23	$0.23	$0.23	$0.06	$0.75

Earnings/(loss) per share amounts for the quarters do not necessarily equal the respective year-end amounts for earnings or loss per share due to the weighted-average number of shares outstanding used in the computations for the respective periods. Earnings/(loss) per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding.

The Company’s largest source of revenue is advertising. Seasonal variations in advertising revenues cause the Company’s quarterly consolidated results to fluctuate. The Company’s business has historically experienced second and fourth-quarter advertising volume that is generally higher than the first-quarter and third-quarter volume because economic activity tends to be lower during the winter and summer. The Company believes these seasonal trends were partially masked in 2009 and 2008 by volume declines principally attributable to the general economic slowdown.

P.104      2009 ANNUAL REPORT – Quarterly Information

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 27, 2009

Column A	Column B	Column C	Column D	Column E	Column F
(In thousands) Description	Balance at beginning of period	Additions charged to operating costs or revenues	Additions related to acquisitions	Deductions for purposes for which accounts were set up(a)	Balance at end of period
Year Ended December 27, 2009
Deducted from assets to which they apply accounts receivable allowances:
Uncollectible accounts	$18,500	$22,941	$–	$20,046	$21,395
Rate adjustments and discounts	6,382	34,277	–	33,220	7,439
Returns allowance	8,956	2,149	–	3,454	7,651

Total	$33,838	$59,367	$–	$56,720	$36,485

Year Ended December 28, 2008
Deducted from assets to which they apply accounts receivable allowances:
Uncollectible accounts	$17,970	$22,508	$650	$22,628	$18,500
Rate adjustments and discounts	6,164	34,368	–	34,150	6,382
Returns allowance	14,271	238	–	5,553	8,956

Total	$38,405	$57,114	$650	$62,331	$33,838

Year Ended December 30, 2007
Deducted from assets to which they apply accounts receivable allowances:
Uncollectible accounts	$14,960	$21,448	$–	$18,438	$17,970
Rate adjustments and discounts	9,750	28,784	–	32,370	6,164
Returns allowance	11,130	4,244	–	1,103	14,271

Total	$35,840	$54,476	$–	$51,911	$38,405

(a)

Deductions for the year ended December 30, 2007 included approximately $522 due to the sale of the Broadcast Media Group. See Note 14 of the Notes to Consolidated Financial Statements for additional information.

Schedule II - Valuation and Qualifying Accounts – THE NEW YORK TIMES COMPANY      P.105

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 27, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

P.106      2009 ANNUAL REPORT

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal Number 1 – Election of Directors,” “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independent Directors,” but only up to and including the section titled “Audit Committee Financial Experts,” and “Board Committees” of our Proxy Statement for the 2010 Annual Meeting of Stockholders.

The Board has adopted a code of ethics that applies not only to our CEO and senior financial officers, as required by the SEC, but also to our Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our Web site, http://www.nytco.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Compensation of Executive Officers – Equity Compensation Plan Information,” “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “The 1997 Trust” of our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance – Independent Directors,” “Board of Directors and Corporate Governance – Board Committees” and “Board of Directors and Corporate Governance – Policy on Transactions with Related Persons” of our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section titled “Proposal Number 3 – Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2010 Annual Meeting of Stockholders.

THE NEW YORK TIMES COMPANY      P.107

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) DOCUMENTS FILED AS PART OF THIS REPORT

(1) Financial Statements

As listed in the index to financial information in “Item 8 – Financial Statements and Supplementary Data.”

(2) Supplemental Schedules

The following additional consolidated financial information is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements set forth in “Item 8 – Financial Statements and Supplementary Data.” Schedules not included with this additional consolidated financial information have been omitted either because they are not applicable or because the required information is shown in the Consolidated Financial Statements.

Page
Consolidated Schedule for the Three Years Ended December 27, 2009:
II–Valuation and Qualifying Accounts	105

Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

(3) Exhibits

An exhibit index has been filed as part of this Annual Report on Form 10-K and is incorporated herein by reference.

P.108      2009 ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2010

THE NEW YORK TIMES COMPANY (Registrant)

BY:	/S/ KENNETH A. RICHIERI
Kenneth A. Richieri
Senior Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arthur Sulzberger, Jr.	Chairman and Director	February 22, 2010
/s/ Janet L. Robinson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2010
/s/ Michael Golden	Vice Chairman and Director	February 22, 2010
/s/ James M. Follo	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2010
/s/ R. Anthony Benten	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 22, 2010
/s/ Raul E. Cesan	Director	February 22, 2010
/s/ Daniel H. Cohen	Director	February 22, 2010
/s/ Robert E. Denham	Director	February 22, 2010
/s/ Lynn G. Dolnick	Director	February 22, 2010
/s/ Scott Galloway	Director	February 22, 2010
/s/ James A. Kohlberg	Director	February 22, 2010
/s/ Dawn G. Lepore	Director	February 22, 2010
/s/ David E. Liddle	Director	February 22, 2010
/s/ Ellen R. Marram	Director	February 22, 2010
/s/ Thomas Middelhoff	Director	February 22, 2010
/s/ Doreen A. Toben	Director	February 22, 2010

THE NEW YORK TIMES COMPANY      P.109

INDEX TO EXHIBITS

Exhibit numbers 10.19 through 10.31 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
(3.1)

Certificate of Incorporation as amended and restated to reflect amendments effective July 1, 2007 (filed as an Exhibit to the Company’s Form 10-Q dated August 9, 2007, and incorporated by reference herein).

(3.2)	By-laws as amended through November 19, 2009 (filed as an Exhibit to the Company’s Form 8-K dated November 20, 2009, and incorporated by reference herein).
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

(4.1)

Indenture, dated March 29, 1995, between the Company and The Bank of New York Mellon (as successor to Chemical Bank), as trustee (filed as an Exhibit to the Company’s registration statement on Form S-3 File No. 33-57403, and incorporated by reference herein).

(4.2)

First Supplemental Indenture, dated August 21, 1998, between the Company and The Bank of New York Mellon (as successor to The Chase Manhattan Bank (formerly known as Chemical Bank)), as trustee (filed as an Exhibit to the Company’s registration statement on Form S-3 File No. 333-62023, and incorporated by reference herein).

(4.3)

Second Supplemental Indenture, dated July 26, 2002, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A. (formerly known as Chemical Bank and The Chase Manhattan Bank)), as trustee (filed as an Exhibit to the Company’s registration statement on Form S-3 File No. 333-97199, and incorporated by reference herein).

(4.4)

Securities Purchase Agreement, dated January 19, 2009, among the Company, Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple Grupo Financiero Inbursa (including forms of notes, warrants and registration rights agreement) (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2009, and incorporated by reference herein).

(4.5)	Form of Preemptive Rights Certificate (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2009, and incorporated by reference herein).
(4.6)

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

(10.4)

Letter Agreement, dated as of April 8, 2004, amending Agreement of Lease, between the 42nd St. Development Project, Inc., as landlord, and The New York Times Building LLC, as tenant (filed as an Exhibit to the Company’s Form 10-Q dated November 3, 2006, and incorporated by reference herein).

(10.5)

Agreement of Sublease, dated as of December 12, 2001, between The New York Times Building LLC, as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 10-Q dated November 3, 2006, and incorporated by reference herein).

(10.6)

First Amendment to Agreement of Sublease, dated as of August 15, 2006, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 10-Q dated November 3, 2006, and incorporated by reference herein).

P.110      2009 ANNUAL REPORT – Index to Exhibits

Exhibit Number	Description of Exhibit
(10.7)

Second Amendment to Agreement of Sublease, dated as of January 29, 2007, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated February 1, 2007, and incorporated by reference herein).

(10.8)

Third Amendment to Agreement of Sublease (NYT), dated as of March 6, 2009, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

(10.9)

Fourth Amendment to Agreement of Sublease (NYT), dated as of March 6, 2009, between 42nd St. Development Project, Inc., as landlord, and 620 Eighth NYT (NY) Limited Partnership, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

(10.10)

Fifth Amendment to Agreement of Sublease (NYT), dated as of August 31, 2009, between 42nd St. Development Project, Inc., as landlord, and 620 Eighth NYT (NY) Limited Partnership, as tenant (filed as an Exhibit to the Company’s Form 10-Q dated November 4, 2009, and incorporated by reference herein).

(10.11)

Agreement of Sublease (NYT-2), dated as of March 6, 2009, between 42nd St. Development Project, Inc., as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

(10.12)

First Amendment to Agreement of Sublease (NYT-2), dated as of March 6, 2009, between 42nd St. Development Project, Inc., as landlord, and NYT Building Leasing Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

(10.13)

Agreement of Purchase and Sale, dated as of March 6, 2009, between NYT Real Estate Company LLC, as seller, and 620 Eighth NYT (NY) Limited Partnership, as buyer (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

(10.14)

Lease Agreement, dated as of March 6, 2009, between 620 Eighth NYT (NY) Limited Partnership, as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 8-K dated March 9, 2009, and incorporated by reference herein).

(10.15)

First Amendment to Lease Agreement, dated as of August 31, 2009, 620 Eighth NYT (NY) Limited Partnership, as landlord, and NYT Real Estate Company LLC, as tenant (filed as an Exhibit to the Company’s Form 10-Q dated November 4, 2009, and incorporated by reference herein).

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

(10.18)

Credit Agreement, dated as of June 21, 2006 and as amended and restated as of September 7, 2006, among the Company, as the borrower, the several lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, Banc of America Securities LLC, as joint lead arranger and joint book manager, J.P. Morgan Securities Inc., as joint lead arranger and joint book manager, JPMorgan Chase Bank, as documentation agent and The Bank of New York and Suntrust Bank, as co-syndication agents (filed as an Exhibit to the Company’s Form 10-Q dated November 8, 2007, and incorporated by reference herein).

(10.19)

The Company’s 1991 Executive Stock Incentive Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).

(10.20)

The Company’s 1991 Executive Cash Bonus Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).

(10.21)

The Company’s Supplemental Executive Retirement Plan, amended and restated effective December 31, 2009 (filed as an Exhibit to the Company’s Form 8-K dated November 12, 2009, and incorporated by reference herein).

(10.22)

The Company’s Deferred Executive Compensation Plan, as amended and restated effective January 1, 2008 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).

(10.23)

Amendment to the Company’s Deferred Executive Compensation Plan, dated as of October 29, 2009 (filed as an Exhibit to the Company’s Form 10-Q dated November 4, 2009, and incorporated by reference herein).

Index to Exhibits – THE NEW YORK TIMES COMPANY      P.111

Exhibit Number	Description of Exhibit
(10.24)

The Company’s Non-Employee Directors’ Stock Option Plan, as amended through September 21, 2000 (filed as an Exhibit to the Company’s Form 10-Q dated November 8, 2000, and incorporated by reference herein).

(10.25)	The Company’s 2004 Non-Employee Directors’ Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company’s Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.26)

The Company’s Non-Employee Directors Deferral Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).

(10.27)	The Company’s Savings Restoration Plan, effective as of January 1, 2010 (filed as an Exhibit to the Company’s Form 8-K dated November 12, 2009, and incorporated by reference herein).
(10.28)	The Company’s Supplemental Executive Savings Plan, effective as of January 1, 2010 (filed as an Exhibit to the Company’s Form 8-K dated November 12, 2009, and incorporated by reference herein).
(10.29)

Stock Appreciation Rights Agreement, dated as of September 17, 2009, between the Company and Arthur Sulzberger, Jr. (filed as an Exhibit to the Company’s Form 8-K dated September 18, 2009, and incorporated by reference herein).

(10.30)

Stock Appreciation Rights Agreement, dated as of September 17, 2009, between the Company and Janet L. Robinson (filed as an Exhibit to the Company’s Form 8-K dated September 18, 2009, and incorporated by reference herein).

(10.31)	Separation Agreement and General Release, between the Company and P. Steven Ainsley (filed as an Exhibit to the Company’s Form 8-K dated January 14, 2010, and incorporated by reference herein).
(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Company.
(23.1)	Consent of Ernst & Young LLP.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

P.112      2009 ANNUAL REPORT – Index to Exhibits