Form 10-Q
period 2010-03-28
NEW YORK TIMES CO
filed 2010-04-30
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        No

Number of shares of each class of the registrant’s common stock outstanding as of April 29, 2010 (exclusive of treasury shares):

Class A Common Stock	144,779,968 shares
Class B Common Stock	819,925 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended
	March 28, 2010	March 29, 2009
	(13 weeks)
Revenues
Advertising	$312,658	$332,838
Circulation	236,863	228,914
Other	38,346	45,381

Total revenues	587,867	607,133
Operating costs
Production costs:
Raw materials	37,018	55,930
Wages and benefits	128,533	145,097
Other	75,298	88,703

Total production costs	240,849	289,730
Selling, general and administrative costs	263,971	325,987
Depreciation and amortization	30,389	36,741

Total operating costs	535,209	652,458
Loss on leases	—	16,363

Operating profit/(loss)	52,658	(61,688)
Income from joint ventures	9,111	4,403
Interest expense, net	20,584	18,146

Income/(loss) from continuing operations before income taxes	41,185	(75,431)
Income tax expense/(benefit)	27,027	(1,171)

Income/(loss) from continuing operations	14,158	(74,260)
Income from discontinued operations, net of income taxes	—	31

Net income/(loss)	14,158	(74,229)
Net income attributable to the noncontrolling interest	(1,365)	(239)

Net income/(loss) attributable to The New York Times
Company common stockholders	$12,793	$(74,468)

Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$12,793	$(74,499)
Income from discontinued operations	—	31

Net income/(loss)	$12,793	$(74,468)

Average number of common shares outstanding:
Basic	145,195	143,907
Diluted	153,924	143,907
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.09	$(0.52)
Income from discontinued operations	0.00	0.00

Net income/(loss)	$0.09	$(0.52)

Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.08	$(0.52)
Income from discontinued operations	0.00	0.00

Net income/(loss)	$0.08	$(0.52)

Dividends per share	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 28, 2010	December 27, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$100,143	$36,520
Accounts receivable (net of allowances of $34,406 in 2010 and $36,485 in 2009)	265,995	342,075
Inventories:
Newsprint and magazine paper	14,909	12,013
Other inventory	4,197	4,290

Total inventories	19,106	16,303
Deferred income taxes	44,860	44,860
Other current assets	52,619	60,815

Total current assets	482,723	500,573
Other assets
Investment in joint ventures	137,767	131,357
Property, plant and equipment (less accumulated depreciation and amortization of $1,031,104 in 2010 and $1,006,670 in 2009)	1,225,936	1,250,021
Intangible assets acquired:
Goodwill (less accumulated impairment losses of $805,218 in 2010 and 2009)	646,095	652,196
Other intangible assets acquired (less accumulated amortization of $63,370 in 2010 and $61,494 in 2009)	41,449	43,467

Total intangible assets acquired	687,544	695,663
Deferred income taxes	309,463	318,126
Miscellaneous assets	186,290	192,817

Total assets	$3,029,723	$3,088,557

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 28, 2010	December 27, 2009
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$112,355	$119,228
Accrued payroll and other related liabilities	90,857	121,881
Unexpired subscriptions	80,329	77,504
Accrued expenses and other	151,518	181,887

Total current liabilities	435,059	500,500

Other liabilities
Long-term debt and capital lease obligations	770,928	769,176
Pension benefits obligation	810,643	815,422
Postretirement benefits obligation	150,066	151,250
Other	235,609	244,966

Total other liabilities	1,967,246	1,980,814

Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2010 – 149,219,090; 2009 – 148,315,621 (including treasury shares: 2010 – 4,444,537; 2009 – 4,627,737)	14,922	14,832
Class B – convertible – authorized and issued shares: 2010 – 823,425; 2009 – 825,475	82	83
Additional paid-in capital	48,975	43,603
Retained earnings	1,031,383	1,018,590
Common stock held in treasury, at cost	(145,712)	(149,302)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	12,768	16,838
Unrealized derivative loss on cash-flow hedge of equity method investment	(697)	(697)
Funded status of benefit plans	(338,869)	(339,905)

Total accumulated other comprehensive loss, net of income taxes	(326,798)	(323,764)

Total New York Times Company stockholders’ equity	622,852	604,042

Noncontrolling interest	4,566	3,201

Total stockholders’ equity	627,418	607,243

Total liabilities and stockholders’ equity	$3,029,723	$3,088,557

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Quarters Ended
	March 28, 2010	March 29, 2009
	(13 weeks)
Cash flows from operating activities
Net income/(loss)	$14,158	$(74,229)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Loss on leases	—	16,363
Depreciation and amortization	30,389	36,774
Stock-based compensation	2,463	4,688
Undistributed earnings of affiliates	(6,036)	(1,628)
Long-term retirement benefit obligations	(3,745)	3,387
Other-net	(394)	3,927
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Account receivables, net	76,080	89,950
Inventories	(2,803)	(7,253)
Other current assets	(3,758)	(2,097)
Accounts payable and other liabilities	(40,555)	(53,484)
Unexpired subscriptions	2,825	1,019

Net cash provided by operating activities	68,624	17,417

Cash flows from investing activities
Capital expenditures	(6,996)	(21,642)
Proceeds-sale of asset	2,265	—
Other investing payments–net	(560)	(575)

Net cash used in investing activities	(5,291)	(22,217)

Cash flows from financing activities
Repayments under revolving credit agreements–net	—	(160,000)
Long-term obligations:
Proceeds from sale-leaseback financing	—	213,599
Proceeds from issuance of senior unsecured notes	—	221,322
Repayments	(10)	(54,414)
Cash held in escrow for redemption of long-term debt	—	(260,000)
Proceeds from sale of warrants	—	20,529
Capital shares:
Issuances	721	14
Repurchases	—	(49)

Net cash provided by/(used in) financing activities	711	(18,999)

Increase/(decrease) in cash and cash equivalents	64,044	(23,799)
Effect of exchange rate changes on cash and cash equivalents	(421)	599
Cash and cash equivalents at the beginning of the year	36,520	56,784

Cash and cash equivalents at the end of the quarter	$100,143	$33,584

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 28, 2010, and December 27, 2009, and the results of operations and cash flows of the Company for the periods ended March 28, 2010, and March 29, 2009. All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. For comparability, certain prior year amounts have been reclassified to conform with the current period presentation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009. Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first-quarter periods.

As of March 28, 2010, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009 have not changed materially.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new guidance which amended previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addressed how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to the Company’s 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

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

Other intangible assets acquired consist primarily of trade names on various acquired properties, content, customer lists and other assets. Other intangible assets acquired that have indefinite lives (trade names) are not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (content, customer lists and other assets) are amortized over their estimated useful lives and tested for impairment if certain circumstances indicate a possible impairment may exist.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 27, 2009:
Goodwill	$1,087,436	$369,978	$1,457,414
Accumulated impairment losses	(805,218)	—	(805,218)

Balance as of December 27, 2009	282,218	369,978	652,196
Foreign currency translation	(6,101)	—	(6,101)

Balance as of March 28, 2010:
Goodwill	1,081,335	369,978	1,451,313
Accumulated impairment losses	(805,218)	—	(805,218)

Balance as of March 28, 2010	$276,117	$369,978	$646,095

Other intangible assets acquired were as follows:

	March 28, 2010			December 27, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Content	$25,712	$(14,386)	$11,326	$25,712	$(13,677)	$12,035
Customer lists	28,325	(19,798)	8,527	28,355	(19,331)	9,024
Other	36,420	(29,186)	7,234	36,532	(28,486)	8,046

Total	90,457	(63,370)	27,087	90,599	(61,494)	29,105

Unamortized other intangible assets:
Trade names	14,362	—	14,362	14,362	—	14,362

Total other intangible assets acquired	$104,819	$(63,370)	$41,449	$104,961	$(61,494)	$43,467

As of March 28, 2010, the remaining weighted-average amortization period was seven years for content, six years for customer lists and three years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was $2.0 million in the first quarter of 2010 and is expected to be $8.1 million for the fiscal year 2010.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2011	$7,700
2012	5,300
2013	2,100
2014	1,100
2015	800

NOTE 3. INVESTMENTS IN JOINT VENTURES

The Company’s investments in joint ventures consisted of equity ownership interests in the following entities as of March 28, 2010:

Company	Approximate % Ownership
Metro Boston LLC	49%
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
quadrantONE LLC	25%
New England Sports Ventures, LLC (“NESV”)	17.75	%(1)

(1)	Early in the second quarter of 2010, the Company sold a portion of the Company’s ownership interest in NESV, reducing its interest to 16.57%. See Note 13 for additional information regarding the sale.

“Income from joint ventures” in the Condensed Consolidated Statements of Operations in the first quarter of 2010 included a pre-tax gain of $12.7 million from the sale of an asset at one of the paper mills in which the Company has an investment. The Company’s share of the pre-tax gain, after eliminating the noncontrolling interest portion, is $10.2 million.

The following table presents summarized information for the Company’s unconsolidated joint ventures. Summarized unaudited condensed combined income statements of the Company’s unconsolidated joint ventures were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2010	March 31, 2009
Revenues	$115,919	$112,980
Costs and expenses	119,524	105,271

Operating (loss)/income	(3,605)	7,709
Other income/(expense)	25,597	(1,530)

Pre-tax income	21,992	6,179
Income tax (benefit)/expense	(1,044)	2,248

Net income	23,036	3,931
Net income attributable to noncontrolling interest	5,071	4,168

Net income/(loss) less noncontrolling interest	$17,965	$(237)

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. DEBT OBLIGATIONS

The Company’s current indebtedness includes a private financing arrangement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa; a sale lease-back of a portion of the Company’s New York headquarters; publicly-issued senior notes; and a revolving credit facility. The Company’s total debt consists of the following:

(In thousands)	March 28, 2010	December 27, 2009
4.610% senior notes due in 2012	$ 74,677	$ 74,646
5.0% senior notes due in 2015	249,838	249,831
14.053% senior notes due in 2015	224,976	224,149
Option to repurchase ownership interest in headquarters building in 2019	214,732	213,839

Total debt	764,223	762,465
Capital lease obligations	6,744	6,752

Total debt and capital lease obligations	$770,967	$769,217

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of the Company’s debt was approximately $911 million as of March 28, 2010.

The Company’s $400.0 million revolving credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. As of March 28, 2010, excluding letters of credit of approximately $62 million, there were no outstanding borrowings under the Company’s revolving credit facility.

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders’ equity (as defined) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of March 28, 2010, the amount of stockholders’ equity (as defined) in excess of the required levels was approximately $685 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

In addition, as of March 28, 2010, the Company was in compliance with all of its covenants under its other third-party financing arrangements.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009
Interest expense, net:
Cash interest expense	$18,960	$16,686
Non-cash amortization of discount on debt	2,004	2,300
Capitalized interest	—	(729)
Interest income	(380)	(111)

Total interest expense, net	$20,584	$18,146

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5. OTHER

Loan Issuance

As of March 28, 2010, the Company had a remaining loan receivable of approximately $11 million under a $13 million one-year 13% secured term loan made to a third party (the “Circulation Service Provider”) that provides home-delivery services for The New York Times (“The Times”) and The Boston Globe (the “Globe”) and circulation customer services for The Times. The Circulation Service Provider has granted a security interest in all of its assets to secure the payment of the loan due in April 2010. See Note 13 for additional information regarding the loan.

Severance Costs

The Company recognized severance costs of $0.2 million in the first quarter of 2010 and $25.0 million in the first quarter of 2009. These costs were primarily recognized at the News Media Group related to various initiatives and are primarily recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Operations. As of March 28, 2010, the Company had a severance liability of approximately $17 million included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheet.

NOTE 6. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

Certain Company-sponsored qualified and non-qualified pension plans covering union and non-union employees no longer accrue future benefits because the plans are frozen. The benefits earned by participants prior to the pension plans being frozen were not affected.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of net periodic pension cost of all Company-sponsored plans and The New York Times Newspaper Guild pension plan were as follows:

	For the Quarters Ended
	March 28, 2010			March 29, 2009
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$3,114	$2	$3,116	$8,108	$329	$8,437
Interest cost	25,956	3,299	29,255	25,772	3,621	29,393
Expected return on plan assets	(28,393)	—	(28,393)	(28,601)	—	(28,601)
Amortization of prior service cost/(credit)	201	—	201	(1,437)	113	(1,324)
Recognized actuarial loss	4,181	513	4,694	5,745	1,144	6,889

Net periodic pension cost	$5,059	$3,814	$8,873	$9,587	$5,207	$14,794

While the Company does not have any mandatory contributions to its sponsored qualified plans in 2010 due to existing funding credits, the Company made a discretionary contribution of $78.0 million, early in the second quarter of 2010, to one of its Company-sponsored qualified pension plans, reducing the underfunded status. The Company may make additional discretionary contributions to its Company-sponsored qualified pension plans in 2010 depending on cash flows, pension asset performance, interest rates and other factors.

Based on the Company’s contractual obligations, it expects to make contributions in 2010 of approximately $22 to $28 million (of which approximately $5 million was made in the first quarter of 2010) to The New York Times Newspaper Guild pension plan.

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

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Patient Protection and Affordable Care Act, which became law on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, eliminated the tax deductibility of retiree health care costs, beginning January 1, 2013, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D. Because the future anticipated retiree health care liabilities and related subsidies are already reflected in the Company’s financial statements, this legislation required the Company to reduce the related deferred tax asset recognized in its financial statements. As a result, the Company recorded a one-time income tax charge of $10.9 million in the first quarter of 2010 to reflect the impact of the legislation. In addition, the Company is currently evaluating the impact of the legislation on all of its benefit plans and will record the impact, if any, upon completion of its assessment.

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009
Service cost	$269	$388
Interest cost	2,335	2,589
Amortization of prior service credit	(3,900)	(3,726)
Recognized actuarial loss	782	503

Net periodic postretirement benefit income	$(514)	$(246)

NOTE 7. INCOME TAXES

The Company’s effective income tax rate was 65.6% in the first quarter of 2010. The tax rate for the quarter was impacted by a $10.9 million one-time tax charge (see Note 6). Excluding the charge, the Company’s effective income tax rate was 39.3% in the first quarter of 2010.

In the first quarter of 2009, the Company recognized a pre-tax loss of $75.4 million but only an income tax benefit of $1.2 million. The tax provision was unfavorably affected by significant losses at the New England Media Group, for which only a minimum state tax benefit was recognized due to a Massachusetts law change, and various nondeductible losses. These items were partially offset by a $12 million adjustment to reduce the Company’s reserve for uncertain tax positions.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended
(In thousands, except per share data)	March 28, 2010	March 29, 2009
Income/(loss) from continuing operations attributable to The New York Times Company common stockholders	$12,793	$(74,499)
Income from discontinued operations	—	31

Net income/(loss)	$12,793	$(74,468)

Average number of common shares outstanding-Basic	145,195	143,907
Incremental shares for assumed exercise of securities	8,729	—

Average number of common shares outstanding-Diluted	153,924	143,907

Income/(loss) from continuing operations attributable to The New York Times Company common stockholders	$0.09	$(0.52)
Income from discontinued operations	0.00	0.00

Income/(loss) per share-Basic	$0.09	$(0.52)

Income/(loss) from continuing operations attributable to The New York Times Company common stockholders	$0.08	$(0.52)
Income from discontinued operations	0.00	0.00

Income/(loss) per share-Diluted	$0.08	$(0.52)

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. The Company’s stock options and warrants, issued in connection with the Company’s 14.053% senior notes due in 2015, have the most significant impact on diluted shares.

In the first quarter of 2009, securities that could potentially be dilutive were not included in diluted shares because the loss from continuing operations made them anti-dilutive. Therefore, the amount of basic and diluted shares was the same.

The number of stock options that were excluded from the computation of diluted earnings per share because their exercise price exceeded the market value of the Company’s common stock (in the first quarter of 2010) or because they were anti-dilutive due to a loss from continuing operations (in the first quarter of 2009) was approximately 25 million for the first quarter of 2010 with exercise prices ranging from $10.53 to $48.54 and approximately 30 million for the first quarter of 2009 with exercise prices ranging from $3.63 to $48.54.

The number of warrants that were excluded from the computation of diluted earnings per share because they were anti-dilutive due to a loss from continuing operations was approximately 15.9 million for the first quarter of 2009. All of these warrants were issued in the first quarter of 2009 and have an exercise price of $6.3572.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9. DISCONTINUED OPERATIONS

The results of operations for WQXR-FM, a New York City classical radio station, which was sold in October 2009, are presented as discontinued operations. The Company received proceeds related to the sale of approximately $45 million and recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in the fourth quarter of 2009.

The results of operations for WQXR-FM presented as discontinued operations are summarized below.

For the Quarter Ended
(In thousands)	March 29, 2009
Revenues	$1,889
Total operating costs	1,835

Pre-tax income	54
Income tax expense	23

Income from discontinued operations, net of income taxes	$31

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) was as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009
Net income/(loss)	$14,158	$(74,229)
Foreign currency translation adjustments	(7,005)	(7,049)
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	1,777	(1,157)
Income tax benefit	2,194	3,241

Comprehensive income/(loss)	11,124	(79,194)
Comprehensive income attributable to the noncontrolling interest	(1,365)	(239)

Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$9,759	$(79,433)

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $242 million as of March 28, 2010 and December 27, 2009.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11. SEGMENT INFORMATION

The Company’s reportable segments consist of the News Media Group and the About Group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which includes The Times, the International Herald Tribune, NYTimes.com and related businesses; the New England Media Group, which includes the Globe, Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses); and

About Group (consisting of the Web sites: About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.com; and related businesses).

The Company’s Statements of Operations by reportable segment and Corporate were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009
Revenues
News Media Group	$553,169	$580,293
About Group	34,698	26,840

Total	$587,867	$607,133

Operating profit/(loss)
News Media Group	$48,471	$(54,346)
About Group	16,560	8,951
Corporate	(12,373)	(16,293)

Total	$52,658	$(61,688)
Income from joint ventures	9,111	4,403
Interest expense, net	20,584	18,146

Income/(loss) from continuing operations before income taxes	41,185	(75,431)
Income tax expense/(benefit)	27,027	(1,171)

Income/(loss) from continuing operations	14,158	(74,260)
Income from discontinued operations, net of income taxes	—	31

Net income/(loss)	14,158	(74,229)
Net income attributable to the noncontrolling interest	(1,365)	(239)

Net income/(loss) attributable to The New York Times Company common stockholders	$12,793	$(74,468)

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12. CONTINGENT LIABILITIES

Third-Party Guarantees

As of March 28, 2010, the Company had outstanding guarantees on behalf of the Circulation Service Provider and on behalf of a third party that provides printing and distribution services for The Times’s National Edition. The guarantees were for payments under property leases and debt and costs related to any default. The total amount of the guarantees was approximately $3 million as of March 28, 2010. In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of March 28, 2010 and December 27, 2009.

Other

The Company also had letters of credit of approximately $62 million as of March 28, 2010, primarily for obligations under the Company’s workers’ compensation program, sale-leaseback financing and its New York headquarters. The workers’ compensation liability (approximately $40 million) is included in the Company’s Condensed Consolidated Balance Sheet as of March 28, 2010.

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

NOTE 13. SUBSEQUENT EVENTS

Early in the second quarter of 2010, the Company sold 50 of its 750 units in the NESV. The Company expects to record an approximate $9 million pre-tax gain in the second quarter of 2010 from the sale. Following the sale, the Company’s ownership interest in NESV is 16.57%. The Company intends to continue to explore the sale of its remaining interest in NESV, in whole or in parts.

In April 2010, the Circulation Service Provider repaid the Company $1.0 million of a one-year 13% secured term loan, reducing the amount outstanding to $10 million (see Note 5). Also in April 2010, the Company amended the loan agreement with the Circulation Service Provider, reducing the amount of the loan to $10 million and extending the maturity date for one year until April 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified media company that currently includes newspapers, Internet businesses, investments in paper mills and other investments. Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), the International Herald Tribune, NYTimes.com and related businesses; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses). The News Media Group generates revenues principally from print and online advertising and through circulation. Other revenues, which make up the remainder of revenues, primarily consist of revenues from news services/syndication, commercial printing, rental income, digital archives and direct mail advertising services. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of the Web sites: About.com, ConsumerSearch.com, UCompareHealthCare.com and Caloriecount.com; and related businesses). The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first quarter of 2010) are derived from the sale of cost-per-click and display advertising. Cost-per-click advertising accounted for 62% of the About Group’s total advertising revenues in the first quarter of 2010. The About Group’s main operating costs are employee-related costs and content and hosting costs.

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

•

a 17.75% interest in New England Sports Ventures (“NESV”), which owns the Boston Red Sox, Fenway Park and other real estate, approximately 80% of New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team. See the “Recent Developments” section for additional information.

Like many companies across America and in our industry, we remain in a challenging business environment, resulting in lingering uncertainty about the economic outlook. As the first quarter of 2010 progressed, we saw an acceleration in the rate of advertiser spending across our newspapers, Web sites and other platforms, reflecting a potential firming of economic conditions, and we experienced positive trending in both print and digital advertising revenues relative to the fourth quarter of 2009. The increase in digital advertising revenues, which rose 18.3%, significantly offset a 12.3% decrease in print advertising revenues and held our total advertising revenue decline to 6.1% in the first quarter of 2010 compared with the same period in 2009. The newspaper industry remains affected by the secular shift to digital media choices. We have seen the positive impact of transitioning into an increasingly multiplatform company, as online advertising revenues have become a much more significant part of our revenue mix and made up approximately 26% of our advertising revenue in the first quarter of 2010, up from about 20% in the same period in 2009.

Visibility remains limited for advertising. In the early part of the second quarter of 2010, revenue trends for print advertising are expected to improve from the levels of the first quarter of 2010, while digital advertising is expected to trend similarly to the first quarter, with increases in the high teens. As the advertising marketplace, particularly in print, changes we continue to explore other approaches to generate revenues from our online content (including charging consumers for such content) and to evaluate our circulation pricing models. In the first quarter of 2010, our circulation revenues increased 3.5% compared with the first quarter of 2009. In addition, our continued progress in pursuing our long-term strategy to restructure our cost base and reposition our businesses also contributed to the growth in our operating profit in the first quarter of 2010. In the first quarter of 2010, our operating costs declined 18.0% compared with the first quarter of 2009, with reductions in nearly all major expense categories as a result of cost-savings initiatives. See the “Results of Operations” section for a further discussion of our first quarter 2010 performance.

Our liquidity position improved during the first quarter of 2010 as a result of strong cash flow from operations, which provided us with increased financial flexibility. We continue to improve our liquidity, reducing our debt and capital lease obligations, net of cash and cash equivalents by approximately one third to $671 million from the balance at the beginning of 2009. The majority of our debt matures in 2015 or later.

RECENT DEVELOPMENTS

Health Care Legislation

The Patient Protection and Affordable Care Act, which became law on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010, which became law on March 30, 2010, eliminated the tax deductibility of retiree health care costs, beginning January 1, 2013, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D. Because the future anticipated retiree health care liabilities and related subsidies are already reflected in our financial statements, this legislation required us to reduce the related deferred tax asset recognized in our financial statements. As a result, we recorded a one-time income tax charge of $10.9 million in the first quarter of 2010 to reflect the impact of the legislation. In addition, we are currently evaluating the impact of the legislation on all of our benefit plans and will record the impact, if any, upon completion of our assessment.

Gain on Sale of Asset

In the first quarter of 2010, one of the paper mills in which we have an investment sold an asset resulting in a pre-tax gain of $12.7 million included within “Income from joint ventures” in the Condensed Consolidated Statements of Operations. Our share of the pre-tax gain, after eliminating the noncontrolling interest portion, is $10.2 million.

Sale of a Portion of Interest in NESV

Early in the second quarter of 2010, we sold 50 of our 750 units in the NESV. We expect to record an approximate $9 million pre-tax gain in the second quarter of 2010 from the sale. Following the sale, our ownership interest in NESV is 16.57%. We intend to continue to explore the sale of our remaining interest in NESV, in whole or in parts.

Pension Contributions

Early in the second quarter of 2010, we made a discretionary contribution of $78.0 million to one of our Company-sponsored qualified pension plans, reducing the underfunded status. We may make additional discretionary contributions to our Company-sponsored qualified pension plans in 2010 depending on cash flows, pension asset performance, interest rates and other factors.

We also expect to make contributions in 2010 of approximately $22 to $28 million (of which approximately $5 million was made in the first quarter of 2010) to The New York Times Newspaper Guild pension plan based on our contractual obligations.

Amended Loan Issuance

In April 2010, a third party that provides home-delivery services for The Times and the Globe and circulation customer services for The Times (the “Circulation Service Provider”) repaid us $1.0 million of a one-year 13% secured term loan, reducing the amount outstanding to $10 million. Also in April 2010, we amended the loan agreement with the Circulation Service Provider, reducing the amount of the loan to $10 million and extending the maturity date for one year until April 2011.

2010 EXPECTATIONS

While we will remain diligent in managing our operating expenses, we expect that through the remainder of 2010 year-over-year cost savings will moderate, in part because we will be cycling past several major expense-reduction initiatives implemented in mid-2009, we reinstated many of the salary rollbacks implemented in the second quarter of 2009, and newsprint prices are currently rising. We expect to manage our operating cost base such that we will adjust expense levels to offset any revenue declines through the remainder of 2010.

Given recent announcements of additional price increases by suppliers, we expect newsprint price comparisons to be slightly favorable in the second quarter and unfavorable in the third and fourth quarters of 2010.

In addition, we expect the following on a pre-tax basis in 2010:

•	Depreciation and amortization: $125 to $130 million,

•	Capital expenditures: $45 to $55 million,

•	Interest expense, net: $85 to $90 million, and

•

Income from joint ventures: $5 to $10 million, excluding a gain of approximately $13 million (which includes our share of approximately $10 million) from the sale of an asset at one of the paper mills in which we have an investment and a gain of approximately $9 million from the sale of a portion of our interest in NESV.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009	% Change
Revenues
Advertising	$312,658	$332,838	(6.1)
Circulation	236,863	228,914	3.5
Other	38,346	45,381	(15.5)

Total revenues	587,867	607,133	(3.2)
Operating costs
Production costs:
Raw materials	37,018	55,930	(33.8)
Wages and benefits	128,533	145,097	(11.4)
Other	75,298	88,703	(15.1)

Total production costs	240,849	289,730	(16.9)
Selling, general and administrative costs	263,971	325,987	(19.0)
Depreciation and amortization	30,389	36,741	(17.3)

Total operating costs	535,209	652,458	(18.0)
Loss on leases	—	16,363	N/A

Operating profit/(loss)	52,658	(61,688)	*
Income from joint ventures	9,111	4,403	*
Interest expense, net	20,584	18,146	13.4

Income/(loss) from continuing operations before income taxes	41,185	(75,431)	*
Income tax expense/(benefit)	27,027	(1,171)	*

Income/(loss) from continuing operations	14,158	(74,260)	*
Income from discontinued operations, net of income taxes	—	31	N/A

Net income/(loss)	14,158	(74,229)	*
Net income attributable to the noncontrolling interest	(1,365)	(239)	*

Net income/(loss) attributable to The New York
Times Company common stockholders	$12,793	$(74,468)	*

*	Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009	% Change
Revenues:
News Media Group	$553,169	$580,293	(4.7)
About Group	34,698	26,840	29.3

Total revenues	$587,867	$607,133	(3.2)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009	% Change
The New York Times Media Group
Advertising	$185,059	$199,339	(7.2)
Circulation	173,419	166,876	3.9
Other	22,100	28,087	(21.3)

Total	$380,578	$394,302	(3.5)

New England Media Group
Advertising	$50,259	$55,694	(9.8)
Circulation	41,290	38,140	8.3
Other	9,964	10,651	(6.5)

Total	$101,513	$104,485	(2.8)

Regional Media Group
Advertising	$44,260	$52,367	(15.5)
Circulation	22,154	23,898	(7.3)
Other	4,664	5,241	(11.0)

Total	$71,078	$81,506	(12.8)

Total News Media Group
Advertising	$279,578	$307,400	(9.1)
Circulation	236,863	228,914	3.5
Other	36,728	43,979	(16.5)

Total	$553,169	$580,293	(4.7)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. Total News Media Group advertising revenues decreased in the first quarter of 2010 compared with the first quarter of 2009, primarily due to lower print volume across all categories, particularly for national advertising. Print advertising revenues, which represented approximately 83% of total advertising revenues for the News Media Group, declined 12.3% in the first quarter of 2010 compared with the first quarter of 2009, while online advertising revenues grew 11.2% in the same period. We experienced improving advertising revenue trends across the News Media Group as the rate of decline across all the major categories (national, classified and retail) significantly lessened during the first quarter of 2010, with national and retail categories reflecting growth in March of 2010. The News Media Group’s total advertising revenues, which declined 9.1% year-over-year in the first quarter of 2010, decreased 18.2% in January and 10.8% in February and grew 4.0% in March.

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009	% Change
National	$158,868	$169,078	(6.0)
Retail	63,701	71,601	(11.0)
Classified	48,604	57,791	(15.9)
Other	8,405	8,930	(5.9)

Total	$279,578	$307,400	(9.1)

Below is a percentage breakdown of advertising revenues in the first quarter of 2010 (print and online) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	76%	12%	3%	5%	1%	2%	11%	1%	100%
New England Media Group	32%	30%	6%	7%	8%	8%	29%	9%	100%
Regional Media Group	5%	60%	5%	7%	8%	9%	29%	6%	100%
Total News Media Group	57%	23%	3%	6%	3%	5%	17%	3%	100%

The New York Times Media Group

Total advertising revenues declined in the first quarter of 2010 compared with the same period last year primarily due to lower print advertising, particularly in the national category, offset in part by higher online revenues.

National advertising revenues decreased in the first quarter of 2010 compared with the same period in 2009 mainly because of lower print advertising partially offset by higher online advertising revenues. National print advertising was negatively affected by declines in categories such as studio entertainment, financial services and transportation. Increased spending in various categories contributed to the growth in online advertising in the first quarter of 2010.

Retail advertising revenues decreased mainly due to lower volume in various print advertising categories such as mass market and department store advertising.

Classified advertising decreased in all three major categories (real estate, help-wanted and automotive) compared with the same period in 2009 due to soft economic conditions, although the rate of decline for help-wanted advertising lessened as the first quarter of 2010 progressed and grew in March.

New England Media Group

Total advertising revenues declined in the first quarter of 2010 compared with the same period last year primarily due to continued declines in print advertising revenue, partially offset by growth in online advertising. National, retail and classified advertising revenues declined in the first quarter of 2010 compared with the same period in 2009, mainly due to lower volume in various print advertising categories. The rate of decline in real estate classified advertising lessened during the first quarter of 2010.

Regional Media Group

Total advertising revenues declined in the first quarter of 2010 compared with the same period in 2009 mainly due to declines in the retail and classified categories. Soft economic conditions continued to contribute to declines in the retail sector. The rate of decline in classified real estate and help-wanted advertising lessened in the first quarter of 2010.

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

Circulation revenues in the first quarter of 2010 increased, compared with the same period in 2009, mainly because of higher subscription and newsstand prices, offset in part by volume declines across the News Media Group. In the second quarter of 2009, both The Times and the Globe increased subscription and newsstand prices.

Other Revenues

Other revenues decreased in the first quarter of 2010 compared with the first quarter of 2009 primarily because of lower commercial printing and digital archive revenues and the closure of City & Suburban, Inc. (“City & Suburban”), our subsidiary which operated a wholesale distribution business that delivered The Times and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area, which was closed on January 4, 2009.

About Group

About Group revenues increased 29.3% in the first quarter of 2010 compared with the same period in 2009 mainly due to higher cost-per-click and display advertising.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009	% Change
Operating costs
Production costs:
Raw materials	$37,018	$55,930	(33.8)
Wages and benefits	128,533	145,097	(11.4)
Other	75,298	88,703	(15.1)

Total production costs	240,849	289,730	(16.9)
Selling, general and administrative costs	263,971	325,987	(19.0)
Depreciation and amortization	30,389	36,741	(17.3)

Total operating costs	$535,209	$652,458	(18.0)

Production Costs

Production costs decreased in the first quarter of 2010 compared with the same period last year primarily as a result of our efforts to restructure our cost base.

Raw materials expense declined approximately $19 million, particularly in newsprint, mainly as a result of lower pricing. Newsprint expense declined 36.9%, with 25.4% from lower pricing and 11.5% from lower consumption. Newsprint prices rose in the first quarter of 2010 but were significantly lower than in the same period last year. We anticipate prices will continue to rise in the second quarter of 2010 given the recent announcements of additional price increases by suppliers.

Our staff reductions and other cost-saving initiatives lowered compensation costs and benefits expense by approximately $17 million in the first quarter of 2010 compared with the same period in 2009.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the first quarter of 2010 compared with the same period last year primarily as a result of savings from cost reduction strategies. Severance costs decreased by approximately $25 million in the first quarter of 2010 compared with the first quarter of 2009. Our staff reductions and other cost reduction efforts reduced compensation costs and benefits expense by approximately $9 million in the first quarter of 2010 compared with the 2009 first quarter.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment and for the Company as a whole, was as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009	% Change
Depreciation and amortization:
News Media Group	$27,472	$33,959	(19.1)
About Group	2,917	2,782	4.9

Total depreciation and amortization	$30,389	$36,741	(17.3)

In the first quarter of 2010, the News Media Group’s depreciation and amortization decreased primarily due to the accelerated depreciation expense recognized in the first quarter of 2009 for assets at the Billerica, Mass., printing facility. We completed the consolidation of this printing facility with the Globe’s printing facility in Boston, Mass., in the second quarter of 2009.

Segment Operating Costs

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009	% Change
Operating costs:
News Media Group	$504,698	$618,276	(18.4)
About Group	18,138	17,889	1.4
Corporate	12,373	16,293	(24.1)

Total operating costs	$535,209	$652,458	(18.0)

News Media Group

Operating costs for the News Media Group decreased in the first quarter of 2010 compared with the same period last year primarily due to reductions in nearly all major expense categories as a result of our continued efforts to restructure our cost base. Our cost-saving initiatives lowered compensation costs and benefits expense by approximately $24 million. In addition, severance costs were lower by approximately $24 million. Raw materials expense declined approximately $19 million, particularly in newsprint, mainly as a result of lower newsprint prices.

About Group

Operating costs for the About Group increased slightly mainly due to higher content costs ($0.5 million) as a result of an increase in page views in the first quarter of 2010 compared with the same period last year.

Corporate

Operating costs for Corporate decreased in the first quarter of 2010 compared with the first quarter last year primarily due to lower benefits expense ($2.5 million) and lower professional fees ($1.6 million).

Other Items

Loss on leases

In the first quarter of 2009, we recorded an estimated loss of $16.4 million for the present value of remaining rental payments under leases in excess of estimated rental income under potential subleases at City & Suburban. This loss was updated in the fourth quarter of 2009, which resulted in an additional charge of $6.5 million.

Operating Profit/(Loss)

Consolidated operating profit/(loss), by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009	% Change
Operating profit/(loss):
News Media Group	$48,471	$(54,346)	*
About Group	16,560	8,951	85.0
Corporate	(12,373)	(16,293)	(24.1)

Total operating profit/(loss)	$52,658	$(61,688)	*

*	Represents an increase in excess of 100%.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit/(loss) are previously discussed under “Revenues,” “Operating Costs” and “Other Items.”

Non-Operating Items

Joint Ventures

Income from joint ventures was $9.1 million in the first quarter of 2010 compared with $4.4 million in the first quarter of 2009. The first quarter of 2010 includes a $12.7 million pre-tax gain on the sale of an asset at one of the paper mills in which we have an investment (see the “Recent Developments” section for more information). Excluding the gain, income from joint ventures declined in the first quarter of 2010 compared with the first quarter of 2009 mainly due to lower paper selling prices at both paper mills in which we have investments.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009
Interest expense, net:
Cash interest expense	$18,960	$16,686
Non-cash amortization of discount on debt	2,004	2,300
Capitalized interest	—	(729)
Interest income	(380)	(111)

Total interest expense, net	$20,584	$18,146

Interest expense, net increased in the first quarter of 2010 compared with the same period in 2009 as a result of higher interest rates on our debt, offset in part by lower average debt outstanding.

Income Taxes

Our effective income tax rate was 65.6% in the first quarter of 2010. The tax rate for the quarter was impacted by a $10.9 million one-time tax charge, for the reduction in future tax benefits for retiree health benefits resulting from the recently issued federal health care legislation (see the “Recent Developments” section for more information). Excluding the charge, our effective income tax rate was 39.3% in the first quarter of 2010.

In the first quarter of 2009, we recognized a pre-tax loss of $75.4 million but only an income tax benefit of $1.2 million. The tax provision was unfavorably affected by significant losses at the New England Media Group, for which only a minimum state tax benefit was recognized due to a Massachusetts law change, and various nondeductible losses. These items were partially offset by a $12 million adjustment to reduce our reserve for uncertain tax positions.

Discontinued Operations

The results of operations for WQXR-FM, a New York City classical radio station, which was sold in October 2009, are presented as discontinued operations. We received proceeds related to the sale of approximately $45 million and recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in the fourth quarter of 2009.

The results of operations for WQXR-FM presented as discontinued operations are summarized below.

For the Quarter Ended
(In thousands)	March 29, 2009
Revenues	$1,889
Total operating costs	1,835

Pre-tax income	54
Income tax expense	23

Income from discontinued operations, net of income taxes	$31

LIQUIDITY AND CAPITAL RESOURCES

In 2010, we expect our cash balance, cash provided from operations, and third-party financing to be sufficient to meet our cash obligations. Our liquidity position improved during the first quarter of 2010 as a result of strong cash flow from operations, which provided us with increased financial flexibility. As of March 28, 2010, our cash and cash equivalents were approximately $100 million. We continue to improve our liquidity, reducing our debt and capital lease obligations, net of cash and cash equivalents, by approximately one third to $671 million from the balance at the beginning of 2009. The majority of our debt matures in 2015 or later.

Contributions for our qualified pension plans can have a significant impact on cash flows. See the “Recent Developments” section for more information.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 28, 2010	March 29, 2009
Operating Activities	$68,624	$17,417
Investing Activities	$(5,291)	$(22,217)
Financing Activities	$711	$(18,999)

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

In the first quarter of 2010, net cash provided by operating activities increased primarily driven by our cost-saving initiatives in recent years. Although advertising revenues declined in the first quarter of 2010, lower operating costs more than offset these declines.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investing activities generally includes payments for capital projects, acquisitions of new businesses and equity investments.

In the first quarter of 2010, net cash used in investing activities decreased mainly due to higher capital expenditures in 2009 related to costs associated with our New York City headquarters.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt.

In the first quarter of 2010, net cash provided by financing activities was primarily from stock option exercises. In the first quarter of 2009, net cash used in financing activities consisted mainly of amounts placed in escrow in connection with the redemption of our notes due March 15, 2010, repayments under our revolving credit agreement and the repurchase of medium-term notes, partially offset by debt incurred under the issuance of senior unsecured notes and a sale-leaseback financing of a portion of our New York headquarters.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

Our current indebtedness includes a private financing arrangement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa; a sale lease-back of a portion of our New York headquarters; publicly-issued senior notes; and a revolving credit facility. Our total debt consists of the following:

(In thousands)	March 28, 2010	December 27, 2009
4.610% senior notes due in 2012	$74,677	$ 74,646
5.0% senior notes due in 2015	249,838	249,831
14.053% senior notes due in 2015	224,976	224,149
Option to repurchase ownership interest in headquarters building in 2019	214,732	213,839

Total debt	764,223	762,465
Capital lease obligations	6,744	6,752

Total debt and capital lease obligations	$770,967	$769,217

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our debt was approximately $911 million as of March 28, 2010.

Our $400.0 million revolving credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. As of March 28, 2010, excluding letters of credit of approximately $62 million, there were no outstanding borrowings under our revolving credit facility.

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required levels of stockholders’ equity (as defined) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of March 28, 2010, the amount of stockholders’ equity (as defined) in excess of the required levels was approximately $685 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

In addition, as of March 28, 2010, we were in compliance with all of our covenants under our other third-party financing arrangements.

Ratings

In March 2010, Moody’s Investors Service raised its ratings outlook to stable from negative, citing an expectation that moderation of revenue declines along with reductions in operating costs will stabilize our Company. In April 2010, Standard & Poor’s placed its B rating on our senior unsecured debt on review for a possible upgrade, citing a significant moderation in the pace of advertising revenue declines.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board issued new guidance which amended previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addressed how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. We are currently evaluating the impact of adopting this guidance on our financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 27, 2009. As of March 28, 2010, our critical accounting policies have not changed materially from December 27, 2009.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 27, 2009. As of March 28, 2010, our contractual obligations and off-balance sheet arrangements have not materially changed from December 27, 2009.

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

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in our Annual Report on Form 10-K for the year ended December 27, 2009, as well as other risks and factors identified from time to time in our SEC filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 27, 2009, details our disclosures about market risk. As of March 28, 2010, there were no material changes in our market risks from December 27, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 28, 2010. Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On February 8, 2010 and March 25, 2010, we issued 1,000 and 1,050 shares, respectively, of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversions, which were in accordance with our Certificate of Incorporation, did not involve a public offering and were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
December 28, 2009 – January 31, 2010	—	—	—	$91,386,000
February 1, 2010 – February 28, 2010	—	—	—	$91,386,000
March 1, 2010 – March 28, 2010	—	—	—	$91,386,000
Total for the first quarter of 2010	—	—	—	$91,386,000

(1)	On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the first quarter of 2010, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of April 29, 2010, we had authorization from the Board to repurchase an amount of up to approximately $91 million of our Class A Common Stock. The Board has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6.	Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: April 30, 2010	/S/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended March 28, 2010

Exhibit No.
10.1	Separation Agreement and General Release, between the Company and P. Steven Ainsley (filed as an Exhibit to the Company’s Form 8-K dated January 14, 2010, and incorporated by reference herein).

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.