Form 10-Q
period 2010-06-27
NEW YORK TIMES CO
filed 2010-08-05
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Number of shares of each class of the registrant’s common stock outstanding as of July 30, 2010 (exclusive of treasury shares):

Class A Common Stock	145,066,513 shares
Class B Common Stock	819,925 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
	(13 weeks)		(26 weeks)
Revenues
Advertising	$314,880	$315,544	$627,538	$648,382
Circulation	234,808	227,476	471,671	456,390
Other	39,899	39,673	78,245	85,054

Total revenues	589,587	582,693	1,177,454	1,189,826
Operating costs
Production costs:
Raw materials	38,373	42,518	75,391	98,448
Wages and benefits	123,905	130,095	252,438	275,192
Other	74,524	80,476	149,822	169,179

Total production costs	236,802	253,089	477,651	542,819
Selling, general and administrative costs	261,633	264,886	525,604	590,873
Depreciation and amortization	30,327	34,391	60,716	71,132

Total operating costs	528,762	552,366	1,063,971	1,204,824
Loss on leases	—	—	—	16,363
Pension withdrawal and curtailment expense	—	6,845	—	6,845

Operating profit/(loss)	60,825	23,482	113,483	(38,206)
Income from joint ventures	7,678	8,434	16,789	12,837
Gain on sale of investment	9,128	—	9,128	—
Interest expense, net	20,614	21,656	41,198	39,802
Premium on debt redemption	—	9,250	—	9,250

Income/(loss) from continuing operations before income taxes	57,017	1,010	98,202	(74,421)
Income tax expense/(benefit)	25,435	(38,200)	52,462	(39,371)

Income/(loss) from continuing operations	31,582	39,210	45,740	(35,050)
Income/(loss) from discontinued operations, net of income taxes	237	(86)	237	(55)

Net income/(loss)	31,819	39,124	45,977	(35,105)
Net loss/(income) attributable to the noncontrolling interest	214	(60)	(1,151)	(299)

Net income/(loss) attributable to The New York Times Company common stockholders	$32,033	$39,064	$44,826	$(35,404)

Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$31,796	$39,150	$44,589	$(35,349)
Income/(loss) from discontinued operations, net of income taxes	237	(86)	237	(55)

Net income/(loss)	$32,033	$39,064	$44,826	$(35,404)

Average number of common shares outstanding:
Basic	145,601	143,981	145,398	143,944
Diluted	152,962	144,626	153,855	143,944
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.22	$0.27	$0.31	$(0.25)
Income from discontinued operations, net of income taxes	0.00	0.00	0.00	0.00

Net income/(loss)	$0.22	$0.27	$0.31	$(0.25)

Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.21	$0.27	$0.29	$(0.25)
Income from discontinued operations, net of income taxes	0.00	0.00	0.00	0.00

Net income/(loss)	$0.21	$0.27	$0.29	$(0.25)

Dividends per share	$0.00	$0.00	$0.00	$0.00

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 27, 2010	December 27, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$102,431	$36,520
Accounts receivable (net of allowances of $33,132 in 2010 and $36,485 in 2009)	258,282	342,075
Inventories:
Newsprint and magazine paper	14,399	12,013
Other inventory	3,740	4,290

Total inventories	18,139	16,303
Deferred income taxes	44,860	44,860
Other current assets	57,413	60,815

Total current assets	481,125	500,573
Other assets
Investments in joint ventures	139,638	131,357
Property, plant and equipment (less accumulated depreciation and amortization of $1,055,198 in 2010 and $1,006,670 in 2009)	1,204,026	1,250,021
Intangible assets acquired:
Goodwill (less accumulated impairment losses of $805,218 in 2010 and 2009)	639,919	652,196
Other intangible assets acquired (less accumulated amortization of $65,244 in 2010 and $61,494 in 2009)	39,432	43,467

Total intangible assets acquired	679,351	695,663
Deferred income taxes	291,995	318,126
Miscellaneous assets	195,600	192,817

Total assets	$2,991,735	$3,088,557

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 27, 2010	December 27, 2009
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$98,511	$119,228
Accrued payroll and other related liabilities	103,108	121,881
Unexpired subscriptions	75,658	77,504
Accrued expenses and other	167,186	181,887

Total current liabilities	444,463	500,500

Other liabilities
Long-term debt and capital lease obligations	772,654	769,176
Pension benefits obligation	722,472	815,422
Postretirement benefits obligation	148,033	151,250
Other	247,743	244,966

Total other liabilities	1,890,902	1,980,814

Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2010 – 149,222,590; 2009 – 148,315,621 (including treasury shares: 2010 – 4,438,479; 2009 – 4,627,737)	14,922	14,832
Class B – convertible – authorized and issued shares: 2010 – 819,925; 2009 – 825,475	82	83
Additional paid-in capital	50,441	43,603
Retained earnings	1,063,416	1,018,590
Common stock held in treasury, at cost	(145,568)	(149,302)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	8,514	16,838
Unrealized derivative loss on cash-flow hedge of equity method investment	(697)	(697)
Funded status of benefit plans	(339,092)	(339,905)

Total accumulated other comprehensive loss, net of income taxes	(331,275)	(323,764)

Total New York Times Company stockholders’ equity	652,018	604,042

Noncontrolling interest	4,352	3,201

Total stockholders’ equity	656,370	607,243

Total liabilities and stockholders’ equity	$2,991,735	$3,088,557

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended
	June 27, 2010	June 28, 2009
	(26 weeks)
Cash flows from operating activities
Net income/(loss)	$45,977	$(35,105)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Gain on sale of investment	(9,128)	—
Loss on leases	—	16,363
Premium on debt redemption	—	9,250
Depreciation and amortization	60,716	71,198
Stock-based compensation	4,105	6,876
Undistributed earnings of affiliates	(13,714)	(10,062)
Long-term retirement benefits obligations	(93,717)	13,193
Other-net	1,139	6,471
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Account receivables, net	83,793	114,023
Inventories	(1,836)	(5,033)
Other current assets	1,019	1,819
Accounts payable and other liabilities	(15,916)	(134,600)
Unexpired subscriptions	(1,846)	(2,009)

Net cash provided by operating activities	60,592	52,384

Cash flows from investing activities
Proceeds from the sale/(purchase) of investments-net	13,755	(680)
Capital expenditures	(12,429)	(39,185)
Proceeds from sale of assets	2,265	18,447
Loan repayments/(issuance)-net	2,000	(13,000)

Net cash provided by/(used in) investing activities	5,591	(34,418)

Cash flows from financing activities
Repayments under revolving credit agreements–net	—	(180,000)
Long-term obligations:
Proceeds from sale-leaseback financing	—	213,599
Proceeds from issuance of senior unsecured notes	—	221,322
Redemption of long-term debt	—	(259,513)
Repayments	(21)	(54,428)
Capital shares:
Issuances	721	86
Repurchases	—	(36)
Proceeds from sale of warrants	—	20,529

Net cash provided by/(used in) financing activities	700	(38,441)

Increase/(decrease) in cash and cash equivalents	66,883	(20,475)
Effect of exchange rate changes on cash and cash equivalents	(972)	1,007
Cash and cash equivalents at the beginning of the year	36,520	56,784

Cash and cash equivalents at the end of the quarter	$102,431	$37,316

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 27, 2010, and December 27, 2009, and the results of operations and cash flows of the Company for the periods ended June 27, 2010, and June 28, 2009. All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. For comparability, certain prior year amounts have been reclassified to conform with the current period presentation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009. Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the six-month periods.

As of June 27, 2010, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009 have not changed materially.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new guidance which amended previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addressed how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to the Company’s 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. While the Company continues to evaluate this guidance, it does not believe the adoption will have a material impact on its financial statements.

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

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 27, 2009:
Goodwill	$1,087,436	$369,978	$1,457,414
Accumulated impairment losses	(805,218)	—	(805,218)

Balance as of December 27, 2009	282,218	369,978	652,196
Foreign currency translation	(12,277)	—	(12,277)

Balance as of June 27, 2010:
Goodwill	1,075,159	369,978	1,445,137
Accumulated impairment losses	(805,218)	—	(805,218)

Balance as of June 27, 2010	$269,941	$369,978	$639,919

Other intangible assets acquired were as follows:

	June 27, 2010			December 27, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Content	$25,712	$(15,094)	$10,618	$25,712	$(13,677)	$12,035
Customer lists	28,294	(20,264)	8,030	28,355	(19,331)	9,024
Other	36,308	(29,886)	6,422	36,532	(28,486)	8,046

Total	90,314	(65,244)	25,070	90,599	(61,494)	29,105

Unamortized other intangible assets:
Trade names	14,362	—	14,362	14,362	—	14,362

Total other intangible assets acquired	$104,676	$(65,244)	$39,432	$104,961	$(61,494)	$43,467

As of June 27, 2010, the remaining weighted-average amortization period was seven years for content, six years for customer lists and three years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was $4.1 million in the first six months of 2010 and is expected to be $8.1 million for the fiscal year 2010.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2011	$7,700
2012	5,300
2013	2,100
2014	1,100
2015	800

NOTE 3. INVESTMENTS IN JOINT VENTURES

The Company’s investments in joint ventures consisted of equity ownership interests in the following entities as of June 27, 2010:

Company	Approximate % Ownership
Metro Boston LLC	49%
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
quadrantONE LLC	25%
New England Sports Ventures, LLC (“NESV”)	16.57%

The Company sold 50 of its 750 units in NESV resulting in a pre-tax gain of $9.1 million in the second quarter of 2010. Following the sale, the Company’s ownership interest in NESV is 16.57%. The Company intends to continue to explore the sale of its remaining interest in NESV, in whole or in parts.

In the first quarter of 2010, the Company recorded a pre-tax gain of $12.7 million from the sale of an asset at one of the paper mills in which the Company has an investment. The Company’s share of the pre-tax gain, after eliminating the noncontrolling interest portion, is $10.2 million. The $12.7 million gain is included within “Income from joint ventures” in the Condensed Consolidated Statements of Operations.

The following table presents summarized information for the Company’s unconsolidated joint ventures. Summarized unaudited condensed combined income statements of the Company’s unconsolidated joint ventures were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$314,404	$276,604	$430,323	$389,584
Costs and expenses	258,040	226,128	377,564	331,399

Operating income	56,364	50,476	52,759	58,185
Other income	434	4,253	26,031	2,723

Pre-tax income	56,798	54,729	78,790	60,908
Income tax expense/(benefit)	36	410	(1,008)	2,658

Net income	56,762	54,319	79,798	58,250
Net income attributable to noncontrolling interest	6,468	5,089	11,539	9,257

Net income less noncontrolling interest	$50,294	$49,230	$68,259	$48,993

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. DEBT OBLIGATIONS

The Company’s current indebtedness includes a private financing arrangement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa; a sale lease-back of a portion of the Company’s New York headquarters; and publicly-issued senior notes. The Company’s total debt consists of the following:

(In thousands)	June 27, 2010	December 27, 2009
4.610% senior notes due in 2012	$74,708	$74,646
5.0% senior notes due in 2015	249,845	249,831
14.053% senior notes due in 2015	225,840	224,149
Option to repurchase ownership interest in headquarters building in 2019	215,562	213,839

Total debt	765,955	762,465
Capital lease obligations	6,737	6,752

Total debt and capital lease obligations	$772,692	$769,217

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of the Company’s debt was approximately $885 million as of June 27, 2010.

The Company’s $400.0 million revolving credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. As of June 27, 2010, excluding letters of credit of approximately $62 million, there were no outstanding borrowings under the Company’s revolving credit facility.

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders’ equity (as defined) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of June 27, 2010, the amount of stockholders’ equity (as defined) in excess of the required level was approximately $719 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

In addition, as of June 27, 2010, the Company was in compliance with all of its covenants under its other third-party financing arrangements.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Interest expense, net:
Cash interest expense	$19,052	$19,708	$38,012	$36,394
Non-cash amortization of discount on debt	1,937	2,628	3,941	4,928
Capitalized interest	(20)	(360)	(20)	(1,089)
Interest income	(355)	(320)	(735)	(431)

Total interest expense, net	$20,614	$21,656	$41,198	$39,802

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5. OTHER

Loan Issuance

In April 2010, the Company amended a 13% secured term loan made to a third-party circulation service provider, reducing the amount of the loan to $10 million and extending the maturity date for one year until April 2011. The service provider has granted a security interest in all of its assets to secure the payment of the loan due in April 2011. As of June 27, 2010, the amount outstanding under the loan was $9.6 million.

Severance Costs

The Company recognized severance costs of $1.4 million in the second quarter of 2010 and $1.6 million in the first six months of 2010. These costs were primarily recognized at the News Media Group related to various initiatives and are primarily recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Operations. As of June 27, 2010, the Company had a severance liability of approximately $13 million included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheet.

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

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of net periodic pension cost of all Company-sponsored plans and The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored pension plan, were as follows:

	For the Quarters Ended
	June 27, 2010			June 28, 2009
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$3,055	$28	$3,083	$8,108	$318	$8,426
Interest cost	25,943	3,426	29,369	25,723	3,606	29,329
Expected return on plan assets	(28,392)	—	(28,392)	(28,601)	—	(28,601)
Amortization of prior service cost/(credit)	201	—	201	(1,437)	112	(1,325)
Recognized actuarial loss	4,147	2,459	6,606	5,745	1,128	6,873
Curtailment loss	—	—	—	—	196	196

Net periodic pension cost	$4,954	$5,913	$10,867	$9,538	$5,360	$14,898

	For the Six Months Ended
	June 27, 2010			June 28, 2009
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$6,169	$30	$6,199	$16,216	$647	$16,863
Interest cost	51,899	6,725	58,624	51,495	7,227	58,722
Expected return on plan assets	(56,785)	—	(56,785)	(57,202)	—	(57,202)
Amortization of prior service cost/(credit)	402	—	402	(2,874)	225	(2,649)
Recognized actuarial loss	8,328	2,972	11,300	11,490	2,272	13,762
Curtailment loss	—	—	—	—	196	196

Net periodic pension cost	$10,013	$9,727	$19,740	$19,125	$10,567	$29,692

The Company made discretionary contributions of $87.5 million in the second quarter of 2010 to certain of its Company-sponsored qualified pension plans. The Company may make additional discretionary contributions to its Company-sponsored qualified pension plans in 2010 depending on cash flows, pension asset performance, interest rates and other factors.

Based on the Company’s contractual obligations, it expects to make 2010 contributions of approximately $22 million (of which approximately $11 million was made in the first six months of 2010) to The New York Times Newspaper Guild pension plan.

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

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Patient Protection and Affordable Care Act, which was enacted on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010, which was enacted on March 30, 2010, eliminated the tax deductibility of certain retiree health care costs, beginning January 1, 2013, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D. Because the future anticipated retiree health care liabilities and related subsidies are already reflected in the Company’s financial statements, this legislation required the Company to reduce the related deferred tax asset recognized in its financial statements. As a result, the Company recorded a one-time income tax charge of $10.9 million in the first quarter of 2010 to reflect the impact of the legislation. In addition, based on the Company’s current evaluation of the effect of the legislation on its postretirement benefit plans, a remeasurement of the Company’s postretirement benefits obligation is not required at this time and the impact of the legislation will be included in the Company’s year-end measurement of its postretirement benefits obligation.

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Service cost	$269	$388	$538	$776
Interest cost	2,335	2,589	4,670	5,178
Amortization of prior service credit	(3,900)	(3,726)	(7,800)	(7,452)
Recognized actuarial loss	782	503	1,564	1,006

Net periodic postretirement benefit	$(514)	$(246)	$(1,028)	$(492)

NOTE 7. INCOME TAXES

The Company’s effective income tax rate was 44.6% in the second quarter of 2010. The effective tax rate for the first half of 2010 was 53.4%, primarily because of a $10.9 million one-time tax charge for the reduction in future tax benefits for certain retiree health benefits resulting from the federal health care legislation enacted in the first quarter of 2010.

In the second quarter of 2009, the Company’s calculation of taxes resulted in a change in the estimate for the first half of 2009. The effect of the change in the second quarter of 2009 was the recognition of a $37.7 million tax benefit. The tax benefit for the first half of 2009 had an effective tax rate of 52.9%, primarily because of a $19.2 million favorable adjustment to reduce the Company’s reserve for uncertain tax positions because statutes of limitations lapsed.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 8. EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands, except per share data)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Income/(loss) from continuing operations attributable to The New York Times Company common stockholders	$31,796	$39,150	$44,589	$(35,349)
Income/(loss) from discontinued operations, net of income taxes	237	(86)	237	(55)

Net income/(loss)	$32,033	$39,064	$44,826	$(35,404)

Average number of common shares outstanding-Basic	145,601	143,981	145,398	143,944
Incremental shares for assumed exercise of securities	7,361	645	8,457	—

Average number of common shares outstanding-Diluted	152,962	144,626	153,855	143,944

Income/(loss) from continuing operations attributable to The New York Times Company common stockholders	$0.22	$0.27	$0.31	$(0.25)
Income from discontinued operations, net of income taxes	0.00	0.00	0.00	0.00

Income/(loss) per share-Basic	$0.22	$0.27	$0.31	$(0.25)

Income/(loss) from continuing operations attributable to The New York Times Company common stockholders	$0.21	$0.27	$0.29	$(0.25)
Income from discontinued operations, net of income taxes	0.00	0.00	0.00	0.00

Income/(loss) per share-Diluted	$0.21	$0.27	$0.29	$(0.25)

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. The Company’s stock options and warrants, issued in connection with the Company’s 14.053% senior notes due in 2015, could have the most significant impact on diluted shares.

In the first six months of 2009, securities that could potentially be dilutive were not included in diluted shares because the loss from continuing operations made them anti-dilutive. Therefore, the amount of basic and diluted shares was the same.

The number of stock options that were excluded from the computation of diluted earnings per share because their exercise price exceeded the market value of the Company’s common stock was approximately 25 million for the second quarter and first six months of 2010 with exercise prices ranging from $10.53 to $48.54 and approximately 29 million for the second quarter of 2009 with exercise prices ranging from $4.92 to $48.54. The number of stock options that were excluded because they were anti-dilutive due to a loss from continuing operations was approximately 31 million for the first six months of 2009 with exercise prices ranging from $3.63 to $48.54.

A total of 15.9 million warrants with an exercise price of $6.3572 were excluded from the computation of diluted earnings per share in the second quarter of 2009 because their exercise price exceeded the market value of the Company’s common stock and in the first six months of 2009 because they were anti-dilutive due to a loss from continuing operations.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 9. DISCONTINUED OPERATIONS

The results of operations for WQXR-FM, a New York City classical radio station, which was sold in October 2009, are presented as discontinued operations. The Company received proceeds related to the sale of approximately $45 million and recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in the fourth quarter of 2009. In the second quarter of 2010, the Company had net income from discontinued operations of $0.2 million as a result of changes to certain estimates included in the gain on the sale.

The results of operations for WQXR-FM presented as discontinued operations are summarized below.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenues	$—	$1,792	$—	$3,681
Total operating costs	—	1,943	—	3,778

Pre-tax loss	—	(151)	—	(97)
Income tax benefit	—	(65)	—	(42)

Loss from discontinued operations, net of income taxes	—	(86)	—	(55)

Gain on sale, net of income taxes:
Gain on sale	410	—	410	—
Income tax expense	173	—	173	—

Gain on sale, net of income taxes	237	—	237	—

Income/(loss) from discontinued operations, net of income taxes	$237	$(86)	$237	$(55)

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net income/(loss)	$31,819	$39,124	$45,977	$(35,105)
Foreign currency translation adjustments	(7,122)	6,699	(14,127)	(350)
Adjustments to pension benefits obligation	(4,087)	5,057	(4,087)	5,057
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	3,691	2,326	5,468	1,169
Income tax benefit/(expense)	3,041	(5,696)	5,235	(2,455)

Comprehensive income/(loss)	27,342	47,510	38,466	(31,684)
Comprehensive loss/(income) attributable to the noncontrolling interest	214	(60)	(1,151)	(299)

Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$27,556	$47,450	$37,315	$(31,983)

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $245 million as of June 27, 2010 and $242 million as of December 27, 2009.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11. SEGMENT INFORMATION

The Company’s reportable segments consist of the News Media Group and the About Group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of the Company’s reportable segments:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times, the International Herald Tribune, NYTimes.com and related businesses; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses); and

About Group (consisting of About.com, ConsumerSearch.com, UCompareHealthCare.com and CalorieCount.com, and related businesses).

The Company’s Statements of Operations by reportable segment and Corporate were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenues
News Media Group	$555,898	$555,548	$1,109,067	$1,135,841
About Group	33,689	27,145	68,387	53,985

Total	$589,587	$582,693	$1,177,454	$1,189,826

Operating profit/(loss)
News Media Group	$54,397	$21,034	$102,868	$(33,312)
About Group	15,346	10,230	31,906	19,181
Corporate	(8,918)	(7,782)	(21,291)	(24,075)

Total	$60,825	$23,482	$113,483	$(38,206)
Income from joint ventures	7,678	8,434	16,789	12,837
Gain on sale of investment	9,128	—	9,128	—
Interest expense, net	20,614	21,656	41,198	39,802
Premium on debt redemption	—	9,250	—	9,250

Income/(loss) from continuing operations before income taxes	57,017	1,010	98,202	(74,421)
Income tax expense/(benefit)	25,435	(38,200)	52,462	(39,371)

Income/(loss) from continuing operations	31,582	39,210	45,740	(35,050)
Income/(loss) from discontinued operations, net of income taxes	237	(86)	237	(55)

Net income/(loss)	31,819	39,124	45,977	(35,105)
Net loss/(income) attributable to the noncontrolling interest	214	(60)	(1,151)	(299)

Net income/(loss) attributable to The New York Times Company common stockholders	$32,033	$39,064	$44,826	$(35,404)

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 12. Contingent Liabilities

Third-Party Guarantees

As of June 27, 2010, the Company had outstanding guarantees on behalf of two third-party service providers, one of which provides for the Company printing and distribution services, and the other, circulation services. The guarantees were for payments under property leases and debt. The total amount of the guarantees was approximately $4 million as of June 27, 2010. In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of June 27, 2010 and December 27, 2009.

Other

The Company also had letters of credit of approximately $62 million as of June 27, 2010, primarily for obligations under the Company’s workers’ compensation program, sale-leaseback financing and the acquisition of its New York headquarters site. The workers’ compensation liability (approximately $38 million) is included in the Company’s Condensed Consolidated Balance Sheet as of June 27, 2010.

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

NOTE 13. SUBSEQUENT EVENTS

Impairment of assets

The Company consolidated the Globe’s printing facility in Billerica, Mass., into the Boston, Mass., printing facility in the second quarter of 2009. After exploring different opportunities for the assets at Billerica, the Company determined in the third quarter of 2010 that the majority of these assets would be sold. In the third quarter of 2010, the Company expects to record an approximate $16 million charge for the write-down of these assets.

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

About Group (consisting of About.com, ConsumerSearch.com, UCompareHealthCare.com and CalorieCount.com, and related businesses). The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first six months of 2010) are derived from the sale of cost-per-click and display advertising. Cost-per-click advertising accounted for 59% of the About Group’s total advertising revenues in the first six months of 2010. The About Group’s main operating costs are employee-related costs and content and hosting costs.

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

•

a 16.57% interest in New England Sports Ventures (“NESV”), which owns the Boston Red Sox, Fenway Park and other real estate, approximately 80% of New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team.

We remain in a challenging business environment, resulting in lingering uncertainty about the economic outlook and an increasingly competitive landscape. During the second quarter of 2010, we were able to increase revenues and decrease operating costs. We experienced positive trending in both print and digital advertising revenues relative to the first quarter of 2010 and ended the quarter roughly flat in overall advertising revenue compared with the 2009 second quarter. A 21.2% increase in digital advertising revenues offset a 6.1% decrease in print advertising revenues in the second quarter of 2010, and for the first six months of 2010 digital advertising revenues increased 19.8%, while print advertising declined 9.3%, compared with the same prior-year periods. The newspaper industry remains affected by the secular shift to digital media choices. We have seen the positive impact of transitioning into an increasingly multiplatform company, as online advertising revenues have become a much more significant part of our revenue mix, making up approximately 26% of our advertising revenue in the first six months of 2010, up from about 21% in the same period in 2009.

Visibility remains limited for advertising. Based on the early part of the third quarter of 2010, third-quarter revenue trends for print advertising are expected to improve relative to the second quarter of 2010, while digital advertising is expected to trend in the mid to high teens. The low-single digit circulation revenue growth we experienced in the first six months of 2010 is not expected to continue in the second half of the year, as we will be cycling past the June 2009 price increases at The Times and the Globe and thus currently expect 3% to 5% declines in circulation revenues in the third quarter of 2010.

In addition, we are maintaining our focus on expense control. Operating costs declined 4.3% in the second quarter of 2010 and 11.7% in the first six months of 2010 compared with the same prior-year periods, primarily driven by newsprint expense and various other expense categories. While we will remain diligent in managing our operating expenses, our year-over-year cost trends will become more challenging in the second half of 2010, particularly in the third quarter, due to the impact of rising newsprint prices, the timing and level of variable compensation, the elimination of certain salary rollbacks, and increased promotional spending and other costs associated with the launch of the NYTimes.com pay model, while we also cycle past certain cost-saving initiatives in the third quarter of 2009.

Newsprint prices have increased as the year has progressed, such that we believe our newsprint price variance will become unfavorable on a year-over-year basis beginning in the third quarter of 2010. Accordingly, we expect that higher newsprint prices will negatively affect operating expenses by approximately $25 million for the second half of 2010, exclusive of the favorable impact on operating expenses of lower newsprint consumption. As a result, we expect higher year-over-year costs in the low- to mid-single digits in the third quarter of 2010, although we expect fourth-quarter costs to be comparable to the same period last year, despite significantly higher newsprint prices.

We have continued to manage our liquidity position. During the second quarter of 2010, strong cash flows from operations provided us with increased financial flexibility. We have reduced our debt and capital lease obligations, net of cash and cash equivalents, by approximately one third to $670 million from the balance at the beginning of 2009, even after making discretionary contributions totaling $87.5 million in the second quarter of 2010 to certain Company-sponsored qualified pension plans. The majority of our debt matures in 2015 or later.

2010 EXPECTATIONS

In addition, we expect the following on a pre-tax basis in 2010:

•	Depreciation and amortization: $120 to $125 million,

•	Capital expenditures: $45 to $55 million,

•	Interest expense, net: $85 to $90 million, and

•

Income from joint ventures: $5 to $10 million, excluding a gain of approximately $13 million (which includes our share of approximately $10 million) from the sale of an asset at one of the paper mills in which we have an investment.

RECENT DEVELOPMENTS

Impairment of Assets

We consolidated the Globe’s printing facility in Billerica, Mass., into the Boston, Mass., printing facility in the second quarter of 2009. After exploring different opportunities for the assets at Billerica, we determined in the third quarter of 2010 that the majority of these assets would be sold. In the third quarter of 2010, we expect to record an approximate $16 million charge for the write-down of these assets.

Gain on Sale of Investment

We sold 50 of our 750 units in NESV, resulting in a pre-tax gain of $9.1 million in the second quarter of 2010. Following the sale, our ownership interest in NESV is 16.57%. We intend to continue to explore the sale of our remaining interest in NESV, in whole or in parts.

Pension Contributions

In the second quarter of 2010, we made discretionary contributions of $87.5 million to certain Company-sponsored qualified pension plans. We may make additional discretionary contributions to our Company-sponsored qualified pension plans in 2010 depending on cash flows, pension asset performance, interest rates and other factors.

We also expect to make 2010 contributions of approximately $22 million (of which approximately $11 million was made in the first six months of 2010) to The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, based on our contractual obligations.

Amended Loan Issuance

In April 2010, we amended a 13% secured term loan made to a third-party service provider that provides us with circulation services, reducing the amount of the loan to $10 million and extending the maturity date for one year until April 2011. The service provider has granted a security interest in all of its assets to secure the payment of the loan due in April 2011. As of June 27, 2010, the amount outstanding under the loan was $9.6 million.

Health Care Legislation

The Patient Protection and Affordable Care Act, which was enacted on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010, which was enacted on March 30, 2010, eliminated the tax deductibility of certain retiree health care costs, beginning January 1, 2013, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D. Because the future anticipated retiree health care liabilities and related subsidies are already reflected in our financial statements, this legislation required us to reduce the related deferred tax asset recognized in our financial statements. As a result, we recorded a one-time income tax charge of $10.9 million in the first quarter of 2010 to reflect the impact of this legislation. In addition, based on our current evaluation of the effect of the legislation on our postretirement benefit plans, a remeasurement of our postretirement benefits obligation is not required at this time and the impact of the legislation will be included in our year-end measurement of our postretirement benefits obligation.

Gain on Sale of Asset

In the first quarter of 2010, we recorded a pre-tax gain of $12.7 million from the sale of an asset at one of the paper mills in which we have an investment. Our share of the pre-tax gain, after eliminating the noncontrolling interest portion, is $10.2 million. The $12.7 million gain is included within “Income from joint ventures” in the Condensed Consolidated Statements of Operations.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Revenues
Advertising	$314,880	$315,544	(0.2)	$627,538	$648,382	(3.2)
Circulation	234,808	227,476	3.2	471,671	456,390	3.3
Other	39,899	39,673	0.6	78,245	85,054	(8.0)

Total revenues	589,587	582,693	1.2	1,177,454	1,189,826	(1.0)
Operating costs
Production costs:
Raw materials	38,373	42,518	(9.7)	75,391	98,448	(23.4)
Wages and benefits	123,905	130,095	(4.8)	252,438	275,192	(8.3)
Other	74,524	80,476	(7.4)	149,822	169,179	(11.4)

Total production costs	236,802	253,089	(6.4)	477,651	542,819	(12.0)
Selling, general and administrative costs	261,633	264,886	(1.2)	525,604	590,873	(11.0)
Depreciation and amortization	30,327	34,391	(11.8)	60,716	71,132	(14.6)

Total operating costs	528,762	552,366	(4.3)	1,063,971	1,204,824	(11.7)
Loss on leases	—	—	N/A	—	16,363	N/A
Pension withdrawal and curtailment expense	—	6,845	N/A	—	6,845	N/A

Operating profit/(loss)	60,825	23,482	*	113,483	(38,206)	*
Income from joint ventures	7,678	8,434	(9.0)	16,789	12,837	30.8
Gain on sale of investment	9,128	—	N/A	9,128	—	N/A
Interest expense, net	20,614	21,656	(4.8)	41,198	39,802	3.5
Premium on debt redemption	—	9,250	N/A	—	9,250	N/A

Income/(loss) from continuing operations before income taxes	57,017	1,010	*	98,202	(74,421)	*
Income tax expense/(benefit)	25,435	(38,200)	*	52,462	(39,371)	*

Income/(loss) from continuing operations	31,582	39,210	(19.5)	45,740	(35,050)	*
Income from discontinued operations, net of income taxes	237	(86)	*	237	(55)	*

Net income/(loss)	31,819	39,124	(18.7)	45,977	(35,105)	*
Net loss/(income) attributable to the noncontrolling interest	214	(60)	*	(1,151)	(299)	*

Net income/(loss) attributable to The New York Times Company common stockholders	$32,033	$39,064	(18.0)	$44,826	$(35,404)	*

*	Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Revenues:
News Media Group	$555,898	$555,548	0.1	$1,109,067	$1,135,841	(2.4)
About Group	33,689	27,145	24.1	68,387	53,985	26.7

Total revenues	$589,587	$582,693	1.2	$1,177,454	$1,189,826	(1.0)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
The New York Times Media Group
Advertising	$185,288	$183,326	1.1	$370,347	$382,665	(3.2)
Circulation	172,818	166,389	3.9	346,237	333,265	3.9
Other	22,463	23,326	(3.7)	44,563	51,413	(13.3)

Total	$380,569	$373,041	2.0	$761,147	$767,343	(0.8)

New England Media Group
Advertising	$53,310	$58,678	(9.1)	$103,569	$114,372	(9.4)
Circulation	42,146	40,392	4.3	83,436	78,532	6.2
Other	10,894	10,346	5.3	20,858	20,997	(0.7)

Total	$106,350	$109,416	(2.8)	$207,863	$213,901	(2.8)

Regional Media Group
Advertising	$44,272	$47,645	(7.1)	$88,532	$100,012	(11.5)
Circulation	19,844	20,695	(4.1)	41,998	44,593	(5.8)
Other	4,863	4,751	2.4	9,527	9,992	(4.7)

Total	$68,979	$73,091	(5.6)	$140,057	$154,597	(9.4)

Total News Media Group
Advertising	$282,870	$289,649	(2.3)	$562,448	$597,049	(5.8)
Circulation	234,808	227,476	3.2	471,671	456,390	3.3
Other	38,220	38,423	(0.5)	74,948	82,402	(9.0)

Total	$555,898	$555,548	0.1	$1,109,067	$1,135,841	(2.4)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. Total News Media Group advertising revenues decreased in the second quarter and first six months of 2010 compared with the same prior-year periods primarily due to lower print volume across advertising categories. Print advertising revenues, which represented approximately 83% of total advertising revenues for the News Media Group, declined 6.1% in the second quarter, mainly due to retail advertising, and 9.3% in the first six months of 2010, mainly due to national and retail advertising, compared with the same prior-year periods. Online advertising revenues grew 19.8% in the second quarter and 15.5% in the first six months of 2010 compared with the respective 2009 periods, driven by growth in national advertising. While we experienced month-to-month volatility in the second quarter, advertising revenue trends improved relative to the first quarter of 2010 and in June advertising revenues grew across the News Media Group, mainly from national advertising. The News Media Group’s total advertising revenues, which declined 2.3% year-over-year in the second quarter of 2010, decreased 3.2% in April and 5.9% in May and grew 2.6% in June.

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
National	$156,239	$150,395	3.9	$315,107	$319,473	(1.4)
Retail	66,492	74,345	(10.6)	130,193	145,946	(10.8)
Classified	50,537	55,448	(8.9)	99,141	113,239	(12.4)
Other	9,602	9,461	1.5	18,007	18,391	(2.1)

Total	$282,870	$289,649	(2.3)	$562,448	$597,049	(5.8)

Below is a percentage breakdown of advertising revenues in the first six months of 2010 (print and online) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	75%	12%	3%	6%	1%	2%	12%	1%	100%
New England Media Group	30%	31%	6%	7%	8%	8%	29%	10%	100%
Regional Media Group	5%	59%	5%	7%	8%	10%	30%	6%	100%
Total News Media Group	56%	23%	3%	6%	4%	5%	18%	3%	100%

The New York Times Media Group

Total advertising revenues increased in the second quarter of 2010 versus the same period in 2009 as strong growth in online display advertising, primarily in the national category, offset declines in print advertising. Total advertising revenues declined in the first six months of 2010 compared with the same period in 2009 primarily due to lower print advertising, particularly in the national category, offset in part by higher online national advertising revenues.

National advertising revenues increased in the second quarter of 2010 versus the second quarter of 2009 mainly because of higher online advertising revenues resulting from growth in categories such as financial services, corporate and media. Print national advertising was flat in the 2010 second quarter versus the 2009 second quarter. National advertising revenues were flat in the first six months of 2010 compared with the same period in 2009 primarily because lower print advertising revenues were partially offset by higher online advertising. National print advertising was negatively affected by declines primarily in the studio entertainment category. Increased spending in the media, financial services and American fashion categories contributed to growth in online advertising in the first six months of 2010.

Soft economic conditions continue to negatively affect retail advertising, which decreased in the second quarter and first six months of 2010 compared with the same periods in 2009, mainly due to lower volume in various print advertising categories, such as mass market.

Classified advertising decreased in all three major categories (real estate, help-wanted and automotive) in the second quarter and first six months of 2010 compared with the same periods in 2009 due to soft economic conditions. However, the rate of decline for help-wanted advertising lessened as the second quarter of 2010 progressed and grew in June.

New England Media Group

Total advertising revenues declined in the second quarter and first six months of 2010 compared with the same prior-year periods due to declines in print advertising revenue, partially offset by growth in online advertising. Retail, national and classified advertising revenues declined in the second quarter and first six months of 2010 compared with the same periods in 2009, mainly due to lower volume in various print advertising categories. While the real estate and automotive categories of classified advertising experienced declines in the second quarter and first six months of 2010, help-wanted classified advertising had consistently positive performance throughout the second quarter, ending with strong growth in June.

Regional Media Group

Total advertising revenues declined in the second quarter and first six months of 2010 compared with the same prior-year periods primarily due to declines in retail and classified categories. Soft economic conditions continued to contribute to declines in the retail sector. While the real estate and automotive categories of classified advertising experienced declines in the second quarter and first six months of 2010, the improving advertising revenue trends we experienced in help-wanted advertising in the first quarter continued in the second quarter, ending with gains in May and June of 2010.

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

Circulation revenues in the second quarter and first six months of 2010 increased compared with the same periods in 2009 mainly because of higher subscription and newsstand prices, offset in part by volume declines across the News Media Group. In the second quarter of 2009, both The Times and the Globe increased subscription and newsstand prices.

Other Revenues

Other revenues were flat in the second quarter and decreased in the first six months of 2010 compared with the same periods in 2009 primarily because of lower commercial printing and digital archive revenues and the closure of City & Suburban, Inc. (“City & Suburban”), our subsidiary that operated a wholesale distribution business that delivered The Times and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area, which was closed in early January 2009.

About Group

About Group revenues increased 24.1% in the 2010 second quarter versus the 2009 second quarter due to higher display and cost-per-click advertising and increased 26.7% in the first six months of 2010 compared with the same period in 2009 because of higher cost-per-click and display advertising.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Operating costs
Production costs:
Raw materials	$38,373	$42,518	(9.7)	$75,391	$98,448	(23.4)
Wages and benefits	123,905	130,095	(4.8)	252,438	275,192	(8.3)
Other	74,524	80,476	(7.4)	149,822	169,179	(11.4)

Total production costs	236,802	253,089	(6.4)	477,651	542,819	(12.0)
Selling, general and administrative costs	261,633	264,886	(1.2)	525,604	590,873	(11.0)
Depreciation and amortization	30,327	34,391	(11.8)	60,716	71,132	(14.6)

Total operating costs	$528,762	$552,366	(4.3)	$1,063,971	$1,204,824	(11.7)

Production Costs

Production costs declined in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to lower compensation costs and raw materials expense. Compensation costs were lower by approximately $6 million in the second quarter and $23 million in the first six months of 2010, compared with the same periods in 2009, reflecting the impact of a reduced workforce and cost-saving initiatives. Raw materials expense declined approximately $4 million in the second quarter and $23 million in the first six months of 2010, compared with the same prior-year periods, primarily in newsprint.

In the second quarter of 2010, newsprint expense declined 15.1%, with 8.3% from lower consumption and 6.8% from lower pricing. In the first six months of 2010, newsprint expense declined 27.4%, with 17.2% from lower pricing and 10.2% from lower consumption.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the second quarter of 2010 compared with the same period last year. An increase in compensation costs of approximately $9 million, driven by variable compensation, was more than offset by a decline in various expenses, primarily lower bad debt expense, by approximately $5 million, as economic conditions improved during 2010.

Selling, general and administrative costs decreased in the first six months of 2010 compared with the same period in 2009 primarily as a result of lower severance costs, bad debt expense and various other expenses. Severance costs decreased by approximately $25 million due to the timing of workforce reduction programs. Bad debt expense was lower by approximately $10 million as economic conditions improved during 2010. We reduced various other expenses as a result of cost-saving initiatives.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Depreciation and amortization:
News Media Group	$27,492	$31,600	(13.0)	$54,964	$65,559	(16.2)
About Group	2,835	2,791	1.6	5,752	5,573	3.2

Total depreciation and amortization	$30,327	$34,391	(11.8)	$60,716	$71,132	(14.6)

Depreciation and amortization at the News Media Group decreased in the second quarter and first six months of 2010 compared with the same periods in 2009 primarily due to the accelerated depreciation expense recognized in 2009 for assets at the Billerica, Mass., printing facility. We completed the consolidation of this printing facility with the Globe’s printing facility in Boston, Mass., in the second quarter of 2009.

Segment Operating Costs

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Operating costs:
News Media Group	$501,501	$527,669	(5.0)	$1,006,199	$1,145,945	(12.2)
About Group	18,343	16,915	8.4	36,481	34,804	4.8
Corporate	8,918	7,782	14.6	21,291	24,075	(11.6)

Total operating costs	$528,762	$552,366	(4.3)	$1,063,971	$1,204,824	(11.7)

News Media Group

Operating costs for the News Media Group decreased in the second quarter of 2010 compared with the 2009 second quarter primarily due to lower outside printing and distribution costs, bad debt, raw materials and depreciation expense. Outside printing and distribution costs decreased by approximately $6 million driven by cost-saving initiatives. Bad debt expense was lower by approximately $5 million as economic conditions improved in 2010. Raw materials expense declined approximately $4 million, primarily in newsprint, which was driven by lower consumption and pricing. Depreciation expense declined approximately $4 million primarily due to the accelerated depreciation expense recognized in 2009 for assets at the Billerica, Mass., printing facility.

Operating costs for the News Media Group decreased in the first six months of 2010 compared with the same period in 2009 primarily driven by lower compensation costs, severance, raw materials and various other costs. Compensation costs were lower by approximately $24 million driven by a reduced workforce and cost-saving initiatives. Severance costs declined by approximately $24 million driven by the timing of workforce reduction programs. Raw materials expense declined approximately $23 million, primarily in newsprint, as a result of lower pricing and consumption. We reduced various other expenses as a result of cost-saving initiatives.

About Group

Operating costs for the About Group increased in the second quarter and in the first six months of 2010 compared with the same periods last year driven by higher compensation costs (approximately $1 million in the second quarter and first six months of 2010) and marketing expenses.

Corporate

Operating costs for Corporate increased in the second quarter of 2010 primarily because the prior-year second quarter included a one-time benefit from the sale of an asset of approximately $1.8 million. Operating costs decreased in the first six months compared with the first six months of 2009 mainly because of lower professional fees of approximately $3 million.

Other Items

Pension withdrawal and curtailment expense

In the second quarter of 2009, we recorded a $6.8 million charge for a pension withdrawal obligation under a multi-employer pension plan related to the closure of City & Suburban as well as a curtailment charge resulting from freezing benefits under a Company-sponsored pension plan.

Loss on leases

In the first quarter of 2009, we recorded an estimated loss of $16.4 million for the present value of remaining rental payments under leases in excess of estimated rental income under potential subleases at City & Suburban. This loss was updated in the fourth quarter of 2009, which resulted in an additional charge of $6.5 million.

Operating Profit/(Loss)

Consolidated operating profit/(loss), by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	% Change	June 27, 2010	June 28, 2009	% Change
Operating profit/(loss):
News Media Group	$54,397	$21,034	*	$102,868	$(33,312)	*
About Group	15,346	10,230	50.0	31,906	19,181	66.3
Corporate	(8,918)	(7,782)	14.6	(21,291)	(24,075)	(11.6)

Total operating profit/(loss)	$60,825	$23,482	*	$113,483	$(38,206)	*

*	Represents an increase in excess of 100%.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit/(loss) are previously discussed under “Revenues,” “Operating Costs” and “Other Items.”

Non-Operating Items

Joint Ventures

Income from joint ventures was $7.7 million in the second quarter of 2010 compared with $8.4 million in the 2009 second quarter. In the first six months of 2010, income from joint ventures was $16.8 million compared with $12.8 million in the same period last year. The first quarter of 2010 included a $12.7 million pre-tax gain on the sale of an asset at one of the paper mills in which we have an investment. Excluding this gain, income from joint ventures declined in the second quarter and first six months of 2010 compared with the same periods in 2009 due to lower paper selling prices at both paper mills in which we have investments.

In addition, see the “Recent Developments” section for information on the sale of a portion of our interest in NESV, resulting in a pre-tax gain of $9.1 million in the second quarter of 2010.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Interest expense, net:
Cash interest expense	$19,052	$19,708	$38,012	$36,394
Non-cash amortization of discount on debt	1,937	2,628	3,941	4,928
Capitalized interest	(20)	(360)	(20)	(1,089)
Interest income	(355)	(320)	(735)	(431)

Total interest expense, net	$20,614	$21,656	$41,198	$39,802

Interest expense, net decreased in the second quarter of 2010 compared with the 2009 second quarter as a result of lower average debt outstanding, offset in part by higher interest rates on our debt.

Interest expense, net increased in the first six months of 2010 compared with the same period in 2009 as a result of higher interest rates on our debt, offset in part by lower average debt outstanding.

Income Taxes

Our effective income tax rate was 44.6% in the second quarter of 2010. The effective tax rate for the first half of 2010 was 53.4%, primarily because of a $10.9 million one-time tax charge for the reduction in future tax benefits for certain retiree health benefits resulting from the federal health care legislation enacted in the first quarter of 2010.

In the second quarter of 2009, our calculation of taxes resulted in a change in the estimate for the first half of 2009. The effect of the change in the second quarter of 2009 was the recognition of a $37.7 million tax benefit. The tax benefit for the first half of 2009 had an effective tax rate of 52.9%, primarily because of a $19.2 million favorable adjustment to reduce our reserve for uncertain tax positions because statutes of limitations lapsed.

Discontinued Operations

The results of operations for WQXR-FM, a New York City classical radio station, which was sold in October 2009, are presented as discontinued operations. We received proceeds related to the sale of approximately $45 million and recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in the fourth quarter of 2009. In the second quarter of 2010, we had net income from discontinued operations of $0.2 million as a result of changes to certain estimates included in the gain on the sale.

The results of operations for WQXR-FM presented as discontinued operations are summarized below.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenues	$—	$1,792	$—	$3,681
Total operating costs	—	1,943	—	3,778

Pre-tax loss	—	(151)	—	(97)
Income tax benefit	—	(65)	—	(42)

Loss from discontinued operations, net of income taxes	—	(86)	—	(55)

Gain on sale, net of income taxes:
Gain on sale	410	—	410	—
Income tax expense	173	—	173	—

Gain on sale, net of income taxes	237	—	237	—

Income/(loss) from discontinued operations, net of income taxes	$237	$(86)	$237	$(55)

LIQUIDITY AND CAPITAL RESOURCES

In 2010, we expect our cash balance, cash provided from operations, and third-party financing to be sufficient to meet our cash obligations. We have continued to manage our liquidity position. During the second quarter of 2010, strong cash flows from operations provided us with increased financial flexibility. As of June 27, 2010, our cash and cash equivalents were approximately $102 million. We have also reduced our debt and capital lease obligations, net of cash and cash equivalents, by approximately one third to $670 million from the balance at the beginning of 2009, even after making discretionary contributions totaling $87.5 million in the second quarter of 2010 to certain Company-sponsored qualified pension plans. The majority of our debt matures in 2015 or later.

Contributions to our qualified pension plans can have a significant impact on cash flows. See the “Recent Developments” section for more information.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 27, 2010	June 28, 2009
Operating Activities	$60,592	$52,384
Investing Activities	$5,591	$(34,418)
Financing Activities	$700	$(38,441)

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash provided by operating activities increased in the first six months of 2010 compared with the same prior-year period, primarily driven by improved operating performance as a result of our cost-saving initiatives in recent years, partially offset by discretionary contributions totaling $87.5 million to certain Company-sponsored qualified pension plans.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investing activities generally includes payments for capital projects, acquisitions of new businesses and equity investments.

In the first six months of 2010, net cash provided by investing activities was primarily from the sale of 50 of our 750 units in NESV, offset in part by capital expenditures. In the first six months of 2009, net cash used in investing activities was primarily due to capital expenditures related to costs associated with our New York City headquarters and the loan issued to a third-party circulation service provider in 2009, partially offset by the sale of assets.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt.

In the first six months of 2010, net cash provided by financing activities was primarily from stock option exercises. In the first six months of 2009, net cash used in financing activities consisted mainly of repayments in connection with the redemption of our notes due March 15, 2010, repayments under our revolving credit agreements and the repurchase of medium-term notes, partially offset by debt incurred under the issuance of senior unsecured notes and a sale-leaseback financing of a portion of our New York headquarters.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

Our current indebtedness includes a private financing arrangement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa; a sale lease-back of a portion of our New York headquarters; and publicly-issued senior notes. Our total debt consists of the following:

(In thousands)	June 27, 2010	December 27, 2009
4.610% senior notes due in 2012	$74,708	$74,646
5.0% senior notes due in 2015	249,845	249,831
14.053% senior notes due in 2015	225,840	224,149
Option to repurchase ownership interest in headquarters building in 2019	215,562	213,839

Total debt	765,955	762,465
Capital lease obligations	6,737	6,752

Total debt and capital lease obligations	$772,692	$769,217

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our debt was approximately $885 million as of June 27, 2010.

Our $400.0 million revolving credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. As of June 27, 2010, excluding letters of credit of approximately $62 million, there were no outstanding borrowings under our revolving credit facility.

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders’ equity (as defined) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of June 27, 2010, the amount of stockholders’ equity (as defined) in excess of the required level was approximately $719 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

In addition, as of June 27, 2010, we were in compliance with all of our covenants under our other third-party financing arrangements.

Ratings

In July 2010, Standard & Poor’s raised its rating on our senior unsecured debt to B+ with a stable outlook.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board issued new guidance which amended previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addressed how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. While we continue to evaluate this guidance, we do not believe the adoption will have a material impact on our financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 27, 2009. As of June 27, 2010, our critical accounting policies have not changed materially from December 27, 2009.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 27, 2009. As of June 27, 2010, our contractual obligations and off-balance sheet arrangements have not materially changed from December 27, 2009.

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

Our Annual Report on Form 10-K for the year ended December 27, 2009, details our disclosures about market risk. As of June 27, 2010, there were no material changes in our market risks from December 27, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 27, 2010. Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(a) Unregistered Sales of Equity Securities

On April 7, 2010, we issued 3,500 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversions, which were in accordance with our Certificate of Incorporation, did not involve a public offering and were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
March 29, 2010 – May 2, 2010	—	—	—	$91,386,000
May 3, 2010 – May 30, 2010	—	—	—	$91,386,000
May 31, 2010 – June 27, 2010	—	—	—	$91,386,000
Total for the second quarter of 2010	—	—	—	$91,386,000

(1)	On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the second quarter of 2010, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of July 30, 2010, we had authorization from the Board to repurchase an amount of up to approximately $91 million of our Class A Common Stock. The Board has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6.	Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: August 5, 2010	/S/ JAMES M. FOLLO
James M. Follo
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended June 27, 2010

Exhibit No.
Exhibits 10.2 through 10.4 are compensatory plans or arrangements.

10.1	The New York Times Company 2010 Incentive Compensation Plan (filed as an Exhibit to the Company’s Form 8-K dated April 28, 2010, and incorporated by reference herein).

10.2	Amendment No. 2 to The New York Times Company Deferred Executive Compensation Plan, amended effective April 27, 2010.

10.3	Amendment to The New York Times Company Supplemental Executive Retirement Plan, amended effective April 27, 2010.

10.4	Amendment to The New York Times Company Supplemental Executive Savings Plan, amended effective April 27, 2010.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.