Form 10-Q
period 2010-09-26
NEW YORK TIMES CO
filed 2010-10-28
CIK 71691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

Number of shares of each class of the registrant’s common stock outstanding as of October 22, 2010 (exclusive of treasury shares):

Class A Common Stock	145,086,349 shares
Class B Common Stock	819,925 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
	(13 weeks)		(39 weeks)
Revenues
Advertising	$286,980	$289,891	$914,518	$938,273
Circulation	229,148	240,766	700,819	697,156
Other	38,205	38,805	116,450	123,859

Total revenues	554,333	569,462	1,731,787	1,759,288
Operating costs
Production costs:
Raw materials	39,571	31,901	114,962	130,349
Wages and benefits	123,766	128,722	376,204	403,914
Other	74,047	79,633	223,869	248,812

Total production costs	237,384	240,256	715,035	783,075
Selling, general and administrative costs	255,440	250,681	781,044	841,554
Depreciation and amortization	30,100	31,306	90,816	102,438

Total operating costs	522,924	522,243	1,586,895	1,727,067
Impairment of assets	16,148	—	16,148	—
Pension withdrawal and curtailment expense	6,268	76,110	6,268	82,955
Gain on sale of assets	—	5,198	—	5,198
Loss on leases	—	—	—	16,363

Operating profit/(loss)	8,993	(23,693)	122,476	(61,899)
Income from joint ventures	5,482	7,498	22,271	20,335
Gain on sale of investment	—	—	9,128	—
Interest expense, net	20,627	21,028	61,825	60,830
Premium on debt redemption	—	—	—	9,250

(Loss)/income from continuing operations before income taxes	(6,152)	(37,223)	92,050	(111,644)
Income tax (benefit)/expense	(2,018)	(2,482)	50,444	(41,853)

(Loss)/income from continuing operations	(4,134)	(34,741)	41,606	(69,791)
(Loss)/income from discontinued operations, net of income taxes	(224)	(994)	13	(1,049)

Net (loss)/income	(4,358)	(35,735)	41,619	(70,840)
Net loss/(income) attributable to the noncontrolling interest	97	111	(1,054)	(188)

Net (loss)/income attributable to The New York Times Company common stockholders	$(4,261)	$(35,624)	$40,565	$(71,028)

Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(4,037)	$(34,630)	$40,552	$(69,979)
(Loss)/income from discontinued operations, net of income taxes	(224)	(994)	13	(1,049)

Net (loss)/income	$(4,261)	$(35,624)	$40,565	$(71,028)

Average number of common shares outstanding:
Basic	145,803	144,335	145,533	144,074
Diluted	145,803	144,335	153,092	144,074
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.03)	$(0.24)	$0.28	$(0.48)
(Loss)/income from discontinued operations, net of income taxes	0.00	(0.01)	0.00	(0.01)

Net (loss)/income	$(0.03)	$(0.25)	$0.28	$(0.49)

Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.03)	$(0.24)	$0.26	$(0.48)
(Loss)/income from discontinued operations, net of income taxes	0.00	(0.01)	0.00	(0.01)

Net (loss)/income	$(0.03)	$(0.25)	$0.26	$(0.49)

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 26, 2010	December 27, 2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$128,641	$36,520
Accounts receivable (net of allowances of $33,304 in 2010 and $36,485 in 2009)	270,687	342,075
Inventories:
Newsprint and magazine paper	17,832	12,013
Other inventory	3,958	4,290

Total inventories	21,790	16,303
Deferred income taxes	44,860	44,860
Other current assets	68,812	60,815

Total current assets	534,790	500,573
Other assets
Investments in joint ventures	142,146	131,357
Property, plant and equipment (less accumulated depreciation and amortization of $1,029,577 in 2010 and $1,006,670 in 2009)	1,169,737	1,250,021
Intangible assets acquired:
Goodwill (less accumulated impairment losses of $805,218 in 2010 and 2009)	646,707	652,196
Other intangible assets acquired (less accumulated amortization of $67,420 in 2010 and $61,494 in 2009)	37,416	43,467

Total intangible assets acquired	684,123	695,663
Deferred income taxes	288,005	318,126
Miscellaneous assets	197,706	192,817

Total assets	$3,016,507	$3,088,557

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 26, 2010	December 27, 2009
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$111,150	$119,228
Accrued payroll and other related liabilities	122,584	121,881
Unexpired subscriptions	74,650	77,504
Accrued expenses and other	148,066	181,887

Total current liabilities	456,450	500,500

Other liabilities
Long-term debt and capital lease obligations	774,445	769,176
Pension benefits obligation	723,648	815,422
Postretirement benefits obligation	147,032	151,250
Other	252,737	244,966

Total other liabilities	1,897,862	1,980,814

Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2010 – 149,222,590; 2009 – 148,315,621 (including treasury shares: 2010 – 4,136,393; 2009 – 4,627,737)	14,922	14,832
Class B – convertible – authorized and issued shares: 2010 – 819,925; 2009 – 825,475	82	83
Additional paid-in capital	47,557	43,603
Retained earnings	1,059,155	1,018,590
Common stock held in treasury, at cost	(138,404)	(149,302)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	13,406	16,838
Unrealized derivative loss on cash-flow hedge of equity method investment	(697)	(697)
Funded status of benefit plans	(338,081)	(339,905)

Total accumulated other comprehensive loss, net of income taxes	(325,372)	(323,764)

Total New York Times Company stockholders’ equity	657,940	604,042

Noncontrolling interest	4,255	3,201

Total stockholders’ equity	662,195	607,243

Total liabilities and stockholders’ equity	$3,016,507	$3,088,557

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended
	September 26, 2010	September 27, 2009
	(39 weeks)
Cash flows from operating activities
Net income/(loss)	$41,619	$(70,840)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Impairment of assets	16,148	—
Pension withdrawal and curtailment expense	6,268	82,955
Gain on sale of investment	(9,128)	—
Gain on sale of assets	—	(5,198)
Loss on leases	—	16,363
Premium on debt redemption	—	9,250
Depreciation and amortization	90,816	102,517
Stock-based compensation	5,835	9,177
Undistributed earnings of affiliates	(15,946)	(17,560)
Long-term retirement benefits obligations	(97,854)	9,618
Other-net	7,244	13,063
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Account receivables, net	71,388	123,035
Inventories	(5,487)	8,015
Other current assets	776	10,832
Accounts payable and other liabilities	(16,196)	(151,807)
Unexpired subscriptions	(2,854)	(1,616)

Net cash provided by operating activities	92,629	137,804

Cash flows from investing activities
Capital expenditures	(20,305)	(44,533)
Proceeds from the sale/(purchase) of investments-net	13,605	(1,005)
Proceeds from sale of assets	2,265	26,543
Loan repayments/(issuance)-net	4,500	(12,000)

Net cash used in/(provided by) investing activities	65	(30,995)

Cash flows from financing activities
Repayments under revolving credit agreements–net	—	(275,500)
Long-term obligations:
Proceeds from sale-leaseback financing	—	210,502
Proceeds from issuance of senior unsecured notes	—	221,322
Redemption of long-term debt	—	(259,513)
Repayments	(446)	(54,443)
Capital shares:
Issuances	721	311
Repurchases	—	(39)
Proceeds from sale of warrants	—	20,529

Net cash provided by/(used in) financing activities	275	(136,831)

Increase/(decrease) in cash and cash equivalents	92,969	(30,022)
Effect of exchange rate changes on cash and cash equivalents	(848)	1,330
Cash and cash equivalents at the beginning of the year	36,520	56,784

Cash and cash equivalents at the end of the quarter	$128,641	$28,092

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 26, 2010, and December 27, 2009, and the results of operations and cash flows of the Company for the periods ended September 26, 2010, and September 27, 2009. All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. For comparability, certain prior year amounts have been reclassified to conform with the current period presentation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009. Due to the seasonal nature of the Company’s business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third-quarter periods and 39 weeks for the nine-month periods.

As of September 26, 2010, the Company’s significant accounting policies, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 27, 2009, have not changed materially.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new guidance that amended previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addressed how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to the Company’s 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. While the Company continues to evaluate this guidance, it does not believe the adoption will have a material impact on its financial statements.

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

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 27, 2009:
Goodwill	$1,087,436	$369,978	$1,457,414
Accumulated impairment losses	(805,218)	—	(805,218)

Balance as of December 27, 2009	282,218	369,978	652,196
Foreign currency translation	(5,489)	—	(5,489)

Balance as of September 26, 2010:
Goodwill	1,081,947	369,978	1,451,925
Accumulated impairment losses	(805,218)	—	(805,218)

Balance as of September 26, 2010	$276,729	$369,978	$646,707

Other intangible assets acquired were as follows:

	September 26, 2010			December 27, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Content	$25,712	$(15,802)	$9,910	$25,712	$(13,677)	$12,035
Customer lists	28,328	(20,795)	7,533	28,355	(19,331)	9,024
Other	36,434	(30,823)	5,611	36,532	(28,486)	8,046

Total	90,474	(67,420)	23,054	90,599	(61,494)	29,105

Unamortized other intangible assets:
Trade names	14,362	—	14,362	14,362	—	14,362

Total other intangible assets acquired	$104,836	$(67,420)	$37,416	$104,961	$(61,494)	$43,467

As of September 26, 2010, the remaining weighted-average amortization period was seven years for content, six years for customer lists and three years for other amortizable intangible assets acquired included in the table above.

Amortization expense related to other intangible assets acquired that are subject to amortization was $6.1 million in the first nine months of 2010 and is expected to be $8.1 million for the fiscal year 2010.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2011	$7,700
2012	5,300
2013	2,100
2014	1,100
2015	800

NOTE 3. INVESTMENTS IN JOINT VENTURES

The Company’s investments in joint ventures consisted of equity ownership interests in the following entities as of September 26, 2010:

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

The following table presents summarized information for the Company’s unconsolidated joint ventures. Summarized unaudited condensed combined income statements of the Company’s unconsolidated joint ventures were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues	$294,152	$310,813	$724,475	$700,397
Costs and expenses	245,393	259,429	622,957	590,828

Operating income	48,759	51,384	101,518	109,569
Other income	2,938	2,331	28,969	5,054

Pre-tax income	51,697	53,715	130,487	114,623
Income tax expense/(benefit)	366	(742)	(642)	1,916

Net income	51,331	54,457	131,129	112,707
Net income attributable to noncontrolling interest	(6,973)	(6,388)	(18,512)	(15,645)

Net income less noncontrolling interest	$44,358	$48,069	$112,617	$97,062

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 4. DEBT OBLIGATIONS

The Company’s current indebtedness includes a private financing arrangement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa; a sale-leaseback of a portion of the Company’s New York headquarters; and publicly issued senior notes. The Company’s total debt consists of the following:

(In thousands)	September 26, 2010	December 27, 2009
4.610% senior notes due in 2012	$74,739	$74,646
5.0% senior notes due in 2015	249,853	249,831
14.053% senior notes due in 2015	226,740	224,149
Option to repurchase ownership interest in headquarters building in 2019	216,420	213,839

Total debt	767,752	762,465
Capital lease obligations	6,730	6,752

Total debt and capital lease obligations	$774,482	$769,217

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of the Company’s debt was approximately $916 million as of September 26, 2010.

The Company’s $400.0 million revolving credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. As of September 26, 2010, excluding letters of credit of approximately $62 million, there were no outstanding borrowings under the Company’s revolving credit facility.

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders’ equity (as defined) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of September 26, 2010, the amount of stockholders’ equity (as defined) in excess of the required level was approximately $719 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

In addition, as of September 26, 2010, the Company was in compliance with all of its covenants under its third-party financing arrangements.

“Interest expense, net” in the Company’s Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Interest expense, net:
Cash interest expense	$18,910	$19,624	$56,922	$56,018
Non-cash amortization of discount on debt	2,113	2,315	6,054	7,243
Capitalized interest	(80)	(293)	(100)	(1,382)
Interest income	(316)	(618)	(1,051)	(1,049)

Total interest expense, net	$20,627	$21,028	$61,825	$60,830

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 5. OTHER

Impairment of Assets

The printing facility of The Boston Globe (the “Globe”) in Billerica, Mass., was consolidated into the Boston, Mass., printing facility in the second quarter of 2009. After exploring different opportunities for the assets at Billerica, the Company entered into an agreement in the third quarter of 2010 to sell the majority of these assets to a third party. Therefore, assets with a carrying value of approximately $20 million were written down to their fair value, resulting in a $16.1 million impairment charge in the third quarter of 2010. The purchase price under the agreement was considered fair value for the assets sold and a third-party appraisal was used for the fair value of the remaining assets.

Loan Issuance

In April 2010, the Company amended a 13% secured term loan made to a third-party circulation service provider, reducing the amount of the loan to $10 million and extending the maturity date for one year until April 2011. The service provider granted a security interest in all of its assets to secure the payment of the loan due in April 2011. As of September 26, 2010, the amount outstanding under the loan was $7.0 million. See Note 13 for additional information regarding the loan.

Severance Costs

The Company recognized severance costs of $0.5 million in the third quarter of 2010 and $2.2 million in the first nine months of 2010. These costs were primarily recognized at the News Media Group related to various initiatives and are primarily recorded in “Selling, general and administrative costs” in the Company’s Condensed Consolidated Statements of Operations. As of September 26, 2010, the Company had a severance liability of approximately $9 million included in “Accrued expenses and other” in the Company’s Condensed Consolidated Balance Sheet.

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

The components of net periodic pension cost of all Company-sponsored plans and The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, were as follows:

	For the Quarters Ended
	September 26, 2010			September 27, 2009
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,937	$15	$2,952	$7,569	$297	$7,866
Interest cost	24,996	3,362	28,358	25,744	3,573	29,317
Expected return on plan assets	(28,420)	—	(28,420)	(28,568)	—	(28,568)
Amortization of prior service cost/(credit)	201	—	201	(1,516)	109	(1,407)
Recognized actuarial loss	4,084	565	4,649	5,693	1,098	6,791
Curtailment loss	—	—	—	2,510	—	2,510

Net periodic pension cost	$3,798	$3,942	$7,740	$11,432	$5,077	$16,509

	For the Nine Months Ended
	September 26, 2010			September 27, 2009
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$9,106	$45	$9,151	$23,785	$944	$24,729
Interest cost	76,895	10,087	86,982	77,239	10,800	88,039
Expected return on plan assets	(85,205)	—	(85,205)	(85,770)	—	(85,770)
Amortization of prior service cost/(credit)	603	—	603	(4,390)	334	(4,056)
Recognized actuarial loss	12,412	3,537	15,949	17,183	3,370	20,553
Curtailment loss	—	—	—	2,510	196	2,706

Net periodic pension cost	$13,811	$13,669	$27,480	$30,557	$15,644	$46,201

The Company made discretionary contributions of approximately $88 million in the first nine months of 2010 to certain of its Company-sponsored qualified pension plans. The Company may make additional discretionary contributions to its Company-sponsored qualified pension plans in 2010 depending on cash flows, pension asset performance, interest rates and other factors.

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Based on the Company’s contractual obligations, it expects to make 2010 contributions of approximately $22 million (of which approximately $17 million was made in the first nine months of 2010) to The New York Times Newspaper Guild pension plan.

In the third quarter of 2010, the Company recorded a $6.3 million charge for an adjustment to estimated pension withdrawal obligations under several multiemployer pension plans at the Globe.

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

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Service cost	$269	$388	$807	$1,164
Interest cost	2,335	2,589	7,005	7,767
Amortization of prior service credit	(3,900)	(3,726)	(11,700)	(11,178)
Recognized actuarial loss	782	503	2,346	1,509

Net periodic postretirement benefit income	$(514)	$(246)	$(1,542)	$(738)

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 7. INCOME TAXES

The Company had an effective tax rate benefit of 32.8% in the third quarter of 2010. The lower effective tax rate was driven by lower state tax rates applied to the impairment charge (see Note 5) and pension withdrawal expense (see Note 6) in the third quarter of 2010. The effective tax rate for the first nine months of 2010 was 54.8%, primarily because of a $10.9 million one-time tax charge for the reduction in future tax benefits for retiree health benefits resulting from the federal health care legislation enacted in the first quarter of 2010.

The Company had an income tax benefit of $2.5 million (effective tax rate of 6.7%) on a pre-tax loss of $37.2 million in the third quarter of 2009 and an income tax benefit of $41.9 million (effective tax rate of 37.5%) on a pre-tax loss of $111.6 million in the first nine months of 2009. The tax benefit in the third quarter and first nine months of 2009 was unfavorably affected by $11.7 million in tax expense due to the reduction of the Company’s deferred tax asset balances as a result of lower income tax rates. The effective tax rate in the first nine months of 2009 was favorably affected by a $20.1 million adjustment to reduce the Company’s reserve for uncertain tax positions because statutes of limitation lapsed.

NOTE 8. EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands, except per share data)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
(Loss)/income from continuing operations attributable to The New York Times Company common stockholders	$(4,037)	$(34,630)	$40,552	$(69,979)
(Loss)/income from discontinued operations, net of income taxes	(224)	(994)	13	(1,049)

Net (loss)/income	$(4,261)	$(35,624)	$40,565	$(71,028)

Average number of common shares outstanding-Basic	145,803	144,335	145,533	144,074
Incremental shares for assumed exercise of securities	—	—	7,559	—

Average number of common shares outstanding-Diluted	145,803	144,335	153,092	144,074

(Loss)/income from continuing operations attributable to The New York Times Company common stockholders	$(0.03)	$(0.24)	$0.28	$(0.48)
Loss from discontinued operations, net of income taxes	0.00	(0.01)	0.00	(0.01)

(Loss)/income per share-Basic	$(0.03)	$(0.25)	$0.28	$(0.49)

(Loss)/income from continuing operations attributable to The New York Times Company common stockholders	$(0.03)	$(0.24)	$0.26	$(0.48)
Loss from discontinued operations, net of income taxes	0.00	(0.01)	0.00	(0.01)

(Loss)/income per share-Diluted	$(0.03)	$(0.25)	$0.26	$(0.49)

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

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of the Company’s common stock, because their inclusion would result in an anti-dilutive effect on per share amounts.

The number of stock options that were excluded from the computation of diluted earnings per share because they were anti-dilutive were 26 million and 25 million in the third quarter and first nine months of 2010, respectively, and 31 million in the third quarter and first nine months of 2009.

A total of 15.9 million anti-dilutive warrants were excluded from the computation of diluted earnings per share in the third quarter of 2010 and in the third quarter and first nine months of 2009.

NOTE 9. DISCONTINUED OPERATIONS

The results of operations for WQXR-FM, a New York City classical radio station, which was sold in October 2009, are presented as discontinued operations. The Company received proceeds related to the sale of approximately $45 million and recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in the fourth quarter of 2009. In the third quarter of 2010, the Company had a loss from discontinued operations of $0.2 million as a result of changes to certain estimates included in the gain on the sale.

The results of operations for WQXR-FM presented as discontinued operations are summarized below.

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenues	$—	$1,159	$—	$4,840
Total operating costs	—	2,904	—	6,682

Pre-tax loss	—	(1,745)	—	(1,842)
Income tax benefit	—	(751)	—	(793)

Loss from discontinued operations	—	(994)	—	(1,049)

(Loss)/gain on sale, net of income taxes:
(Loss)/gain on sale	(394)	—	16	—
Income tax (benefit)/expense	(170)	—	3	—

(Loss)/gain on sale, net of income taxes	(224)	—	13	—

(Loss)/income from discontinued operations, net of income taxes	$(224)	$(994)	$13	$(1,049)

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

Comprehensive income/(loss) was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Net (loss)/income	$(4,358)	$(35,735)	$41,619	$(70,840)
Foreign currency translation adjustments	8,161	4,781	(5,966)	4,431
Adjustments to pension benefits obligation	—	24,566	(4,087)	29,623
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	1,730	2,161	7,198	3,330
Income tax (expense)/benefit	(3,988)	(11,336)	1,247	(13,791)

Comprehensive income/(loss)	1,545	(15,563)	40,011	(47,247)
Comprehensive loss/(income) attributable to the noncontrolling interest	97	111	(1,054)	(188)

Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$1,642	$(15,452)	$38,957	$(47,435)

The “Accumulated other comprehensive loss, net of income taxes” in the Company’s Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $241 million as of September 26, 2010 and $242 million as of December 27, 2009.

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

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The Company’s Statements of Operations by reportable segment and Corporate were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenues
News Media Group	$521,868	$538,690	$1,630,935	$1,674,531
About Group	32,465	30,772	100,852	84,757

Total	$554,333	$569,462	$1,731,787	$1,759,288

Operating profit/(loss)
News Media Group	$6,046	$(26,916)	$108,914	$(60,228)
About Group	13,876	13,729	45,782	32,910
Corporate	(10,929)	(10,506)	(32,220)	(34,581)

Total	$8,993	$(23,693)	$122,476	$(61,899)
Income from joint ventures	5,482	7,498	22,271	20,335
Gain on sale of investment	—	—	9,128	—
Interest expense, net	20,627	21,028	61,825	60,830
Premium on debt redemption	—	—	—	9,250

(Loss)/income from continuing operations before income taxes	(6,152)	(37,223)	92,050	(111,644)
Income tax (benefit)/expense	(2,018)	(2,482)	50,444	(41,853)

(Loss)/income from continuing operations	(4,134)	(34,741)	41,606	(69,791)
(Loss)/income from discontinued operations, net of income taxes	(224)	(994)	13	(1,049)

Net (loss)/income	(4,358)	(35,735)	41,619	(70,840)
Net loss/(income) attributable to the noncontrolling interest	97	111	(1,054)	(188)

Net (loss)/income attributable to The New York Times Company common stockholders	$(4,261)	$(35,624)	$40,565	$(71,028)

NOTE 12. CONTINGENT LIABILITIES

Third-Party Guarantees

As of September 26, 2010, the Company had outstanding guarantees on behalf of two third-party service providers, one of which provides for the Company printing and distribution services, and the other, circulation services. The guarantees were for payments under property leases and debt. The total amount of the guarantees was approximately $3 million as of September 26, 2010. In accordance with GAAP, the contingent obligations related to these guarantees are not reflected in the Company’s Condensed Consolidated Balance Sheets as of September 26, 2010 and December 27, 2009.

Other

The Company also had letters of credit of approximately $62 million as of September 26, 2010, primarily for obligations under the Company’s workers’ compensation program, sale-leaseback financing and the acquisition of its New York headquarters site. The workers’ compensation liability (approximately $36 million) is included in the Company’s Condensed Consolidated Balance Sheet as of September 26, 2010.

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

THE NEW YORK TIMES COMPANY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 13. SUBSEQUENT EVENTS

Loan Issuance Repayment

On October 22, 2010, the Company’s 13% secured term loan made to a third-party circulation service provider was repaid in full (see Note 5).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a diversified media company that currently includes newspapers, Internet businesses, investments in paper mills and other investments. Our segments and divisions are:

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), the International Herald Tribune, NYTimes.com and related businesses; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses). The News Media Group generates revenues principally from print and online advertising and through circulation. Other revenues, which make up the remainder of revenues, primarily consist of revenues from news services/syndication, commercial printing, rental income and digital archives. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of About.com, ConsumerSearch.com, UCompareHealthCare.com and CalorieCount.com, and related businesses). The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first nine months of 2010) are derived from the sale of cost-per-click and display advertising. Cost-per-click advertising accounted for 58% of the About Group’s total advertising revenues in the first nine months of 2010. The About Group’s main operating costs are employee-related costs and content and hosting costs.

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

•

a 16.57% interest in New England Sports Ventures, LLC (“NESV”), which owns the Boston Red Sox, Fenway Park and other real estate, approximately 80% of New England Sports Network, a regional cable sports network, and 50% of Roush Fenway Racing, a leading NASCAR team. On October 15, 2010, NESV acquired Liverpool Football Club, a soccer team playing in the English Premier League.

We remain in a challenging business environment, resulting in lingering uncertainty about the economic outlook and an increasingly competitive landscape. Our third-quarter 2010 results demonstrate our ability to manage our business amidst both uneven economic conditions and a period of intense transition in our industry by investing in our products to reach a broader user base and to better position us for the future.

Although we experienced marketplace volatility, advertisers sustained their spending levels across our products with total advertising revenues declining slightly by 1.0% in the third quarter of 2010 compared with the same period in 2009. Third-quarter revenue trends in print advertising held steady with the progress made in the second quarter, improving from a 12.3% decline in the first quarter of 2010. In addition, increased digital advertising revenues, which rose 14.6%, partially offset the 5.8% decrease in print advertising revenues in the third quarter of 2010. For the first nine months of 2010, an increase of 18.1% in digital advertising revenues partially offset an 8.2% decline in print advertising revenues. The newspaper industry remains affected by the secular shift to digital media choices. Online advertising revenues have become a much more significant part of our revenue mix, making up approximately 26% of our advertising revenues in the first nine months of 2010, up from about 22% in the same period in 2009. Based on results in the first half of October 2010, we expect fourth-quarter revenue trends for print advertising to improve modestly from the levels of the third quarter of 2010, while we expect digital advertising to increase approximately 10%.

Circulation revenues decreased 4.8% in the third quarter of 2010 compared with the third quarter of 2009, primarily due to a decline in copies sold across the News Media Group. For the first nine months of 2010, circulation revenues were flat compared with the same period in 2009 as we cycled past the June 2009 price increases at The Times and the Globe. Similar to the third quarter, we expect circulation revenues to decrease between 4% and 5% in the fourth quarter of 2010. Looking ahead, we will continue to evaluate our circulation pricing in coordination with our overall multiplatform strategy.

In addition, we are maintaining our focus on expense control. While we have cycled past the actions we took in 2009 to re-engineer our cost base, operating costs were flat in the third quarter of 2010, as increases in compensation costs and raw materials expense were mostly offset by lower benefits expense and various other expenses. Operating costs declined 8.1% in the first nine months compared with the same period in 2009, primarily driven by lower severance, benefits and compensation costs, raw materials, outside printing & distribution costs, and various other costs. We expect operating costs in the fourth quarter of 2010 to decline largely due to the severance expense level in the same period of 2009, despite significantly higher newsprint prices and costs associated with the launch of the NYTimes.com pay model in 2011.

Newsprint prices increased steadily in the first half of 2010. Although we did not experience additional newsprint price increases in the third quarter of 2010, newsprint prices were significantly higher than in the same prior-year period and we believe that our newsprint price variance will continue to be unfavorable on a year-over-year basis in the fourth quarter. We expect higher newsprint prices will negatively impact operating expenses by approximately $13 million, excluding a favorable impact on operating expenses of lower consumption.

We have continued to manage our liquidity position. During the third quarter of 2010, strong cash flows from operations provided us with increased financial flexibility. As of September 26, 2010, we have reduced our debt and capital lease obligations, net of cash and cash equivalents, by more than one third to approximately $646 million from our balance at the beginning of 2009, even after making discretionary contributions totaling approximately $88 million in the first nine months of 2010 to certain Company-sponsored qualified pension plans. The majority of our debt matures in 2015 or later.

2010 EXPECTATIONS

In addition, we expect the following on a pre-tax basis in 2010:

•	Depreciation and amortization: $120 to $125 million,

•	Capital expenditures: $40 to $45 million,

•	Interest expense, net: $85 to $90 million, and

•

Income from joint ventures: $8 to $10 million, excluding a gain of approximately $13 million (which includes our share of approximately $10 million) from the sale of an asset at one of the paper mills in which we have an investment.

RECENT DEVELOPMENTS

Impairment of Assets

We consolidated the Globe’s printing facility in Billerica, Mass., into the Boston, Mass., printing facility in the second quarter of 2009. After exploring different opportunities for the assets at Billerica, we entered into an agreement in the third quarter of 2010 to sell the majority of these assets to a third party. Therefore, assets with a carrying value of approximately $20 million were written down to their fair value, resulting in a $16.1 million impairment charge in the third quarter of 2010.

Pension Withdrawal Expense

In the third quarter of 2010, we recorded a $6.3 million charge for an adjustment to estimated pension withdrawal obligations under several multiemployer pension plans at the Globe.

Gain on Sale of Investment

We sold 50 of our 750 units in NESV, resulting in a pre-tax gain of $9.1 million in the second quarter of 2010. We intend to continue to explore the sale of our remaining interest in NESV, in whole or in parts.

Pension Contributions

In the first nine months of 2010, we made discretionary contributions of approximately $88 million to certain Company-sponsored qualified pension plans. We may make additional discretionary contributions to our Company-sponsored qualified pension plans in 2010 depending on cash flows, pension asset performance, interest rates and other factors.

Based on our contractual obligations, we also expect to make 2010 contributions of approximately $22 million (of which approximately $17 million was made in the first nine months of 2010) to The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan.

Third-Party Loan

In April 2010, we amended a 13% secured term loan made to a third-party service provider that provides us with circulation services, reducing the amount of the loan to $10 million and extending the maturity date for one year until April 2011. As of September 26, 2010, the amount outstanding under the loan was $7.0 million. On October 22, 2010, the service provider repaid the balance in full.

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

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	% Change	September 26, 2010	September 27, 2009	% Change
Revenues
Advertising	$286,980	$289,891	(1.0)	$914,518	$938,273	(2.5)
Circulation	229,148	240,766	(4.8)	700,819	697,156	0.5
Other	38,205	38,805	(1.5)	116,450	123,859	(6.0)

Total revenues	554,333	569,462	(2.7)	1,731,787	1,759,288	(1.6)
Operating costs
Production costs:
Raw materials	39,571	31,901	24.0	114,962	130,349	(11.8)
Wages and benefits	123,766	128,722	(3.9)	376,204	403,914	(6.9)
Other	74,047	79,633	(7.0)	223,869	248,812	(10.0)

Total production costs	237,384	240,256	(1.2)	715,035	783,075	(8.7)
Selling, general and administrative costs	255,440	250,681	1.9	781,044	841,554	(7.2)
Depreciation and amortization	30,100	31,306	(3.9)	90,816	102,438	(11.3)

Total operating costs	522,924	522,243	0.1	1,586,895	1,727,067	(8.1)
Impairment of assets	16,148	—	N/A	16,148	—	N/A
Pension withdrawal and curtailment expense	6,268	76,110	(91.8)	6,268	82,955	(92.4)
Gain on sale of assets	—	5,198	N/A	—	5,198	N/A
Loss on leases	—	—	N/A	—	16,363	N/A

Operating profit/(loss)	8,993	(23,693)	*	122,476	(61,899)	*
Income from joint ventures	5,482	7,498	(26.9)	22,271	20,335	9.5
Gain on sale of investment	—	—	N/A	9,128	—	N/A
Interest expense, net	20,627	21,028	(1.9)	61,825	60,830	1.6
Premium on debt redemption	—	—	N/A	—	9,250	N/A

(Loss)/income from continuing operations before income taxes	(6,152)	(37,223)	(83.5)	92,050	(111,644)	*
Income tax (benefit)/expense	(2,018)	(2,482)	(18.7)	50,444	(41,853)	*

(Loss)/income from continuing operations	(4,134)	(34,741)	(88.1)	41,606	(69,791)	*
(Loss)/income from discontinued operations, net of income taxes	(224)	(994)	(77.5)	13	(1,049)	*

Net (loss)/income	(4,358)	(35,735)	(87.8)	41,619	(70,840)	*
Net loss/(income) attributable to the noncontrolling interest	97	111	(12.6)	(1,054)	(188)	*

Net (loss)/income attributable to The New York Times Company common stockholders	$(4,261)	$(35,624)	(88.0)	$40,565	$(71,028)	*

*	Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	% Change	September 26, 2010	September 27, 2009	% Change
Revenues:
News Media Group	$521,868	$538,690	(3.1)	$1,630,935	$1,674,531	(2.6)
About Group	32,465	30,772	5.5	100,852	84,757	19.0

Total revenues	$554,333	$569,462	(2.7)	$1,731,787	$1,759,288	(1.6)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	% Change	September 26, 2010	September 27, 2009	% Change
The New York Times Media Group
Advertising	$166,076	$163,394	1.6	$536,423	$546,059	(1.8)
Circulation	167,838	175,246	(4.2)	514,075	508,511	1.1
Other	21,012	23,242	(9.6)	65,575	74,655	(12.2)

Total	$354,926	$361,882	(1.9)	$1,116,073	$1,129,225	(1.2)

New England Media Group
Advertising	$49,177	$53,927	(8.8)	$152,746	$168,299	(9.2)
Circulation	42,659	45,930	(7.1)	126,095	124,462	1.3
Other	10,983	9,804	12.0	31,841	30,801	3.4

Total	$102,819	$109,661	(6.2)	$310,682	$323,562	(4.0)

Regional Media Group
Advertising	$40,807	$43,217	(5.6)	$129,339	$143,229	(9.7)
Circulation	18,651	19,590	(4.8)	60,649	64,183	(5.5)
Other	4,665	4,340	7.5	14,192	14,332	(1.0)

Total	$64,123	$67,147	(4.5)	$204,180	$221,744	(7.9)

Total News Media Group
Advertising	$256,060	$260,538	(1.7)	$818,508	$857,587	(4.6)
Circulation	229,148	240,766	(4.8)	700,819	697,156	0.5
Other	36,660	37,386	(1.9)	111,608	119,788	(6.8)

Total	$521,868	$538,690	(3.1)	$1,630,935	$1,674,531	(2.6)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. Total News Media Group advertising revenues decreased in the third quarter and first nine months of 2010 compared with the same prior-year periods primarily due to lower print volume across most advertising categories, offset in part by higher online advertising. Print advertising revenues, which represented approximately 82% of total advertising revenues for the News Media Group, declined 5.8% in the third quarter, mainly due to lower retail and classified advertising, and declined 8.2% in the first nine months of 2010, mainly due to lower retail and national advertising, compared with the same prior-year periods. Online advertising revenues grew 21.6% in the third quarter and 17.4% in the first nine months of 2010 compared with the respective 2009 periods, driven by growth in national advertising.

Advertising revenues (print and online) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	% Change	September 26, 2010	September 27, 2009	% Change
National	$141,156	$134,986	4.6	$456,263	$454,459	0.4
Retail	58,832	64,829	(9.3)	189,025	210,775	(10.3)
Classified	46,127	51,043	(9.6)	145,268	164,282	(11.6)
Other	9,945	9,680	2.7	27,952	28,071	(0.4)

Total	$256,060	$260,538	(1.7)	$818,508	$857,587	(4.6)

Below is a percentage breakdown of advertising revenues in the first nine months of 2010 (print and online) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	75%	12%	3%	6%	1%	2%	12%	1%	100%
New England Media Group	30%	31%	6%	7%	8%	8%	29%	10%	100%
Regional Media Group	6%	58%	5%	7%	8%	10%	30%	6%	100%
Total News Media Group	56%	23%	3%	6%	4%	5%	18%	3%	100%

The New York Times Media Group

Total advertising revenues increased in the third quarter of 2010 versus the same period in 2009 as strong growth in online display advertising, primarily in the national category, offset declines in print advertising. Total advertising revenues declined in the first nine months of 2010 compared with the same period in 2009 due to lower print advertising, particularly in the national and classified categories, offset in part by higher online national advertising revenues.

National advertising revenues increased in the third quarter and first nine months of 2010 versus the same periods in 2009 mainly because of higher online advertising revenues, offset in part by lower print advertising revenues. Increased spending in the media, financial services and American fashion categories contributed to growth in online advertising in the first nine months of 2010. Print national advertising was flat in the 2010 third quarter and declined in the first nine months of 2010 compared with the same periods in 2009. National print advertising was negatively affected by declines primarily in the studio and live entertainment categories in the first nine months of 2010.

Soft economic conditions continue to negatively affect retail advertising, which decreased in the third quarter and first nine months of 2010 compared with the same periods in 2009. Retail advertising declined mainly due to lower volume in various print advertising categories, such as mass market and department store advertising.

Classified advertising decreased in all three major categories (real estate, automotive and help-wanted) in the third quarter and first nine months of 2010 compared with the same periods in 2009. While all print classified advertising categories continued to be negatively affected by soft economic conditions and experienced secular shifts to online alternatives, online real estate advertising experienced strong growth in the third quarter and resulted in an increase in the first nine months, growing its share of revenues and making up approximately 46% of total real estate classified advertising in the third quarter of 2010.

New England Media Group

Total advertising revenues declined in the third quarter and first nine months of 2010 compared with the same prior-year periods due to declines in print advertising revenue, partially offset by growth in online advertising. Retail, national and classified advertising revenues declined mainly due to lower volume in various print advertising categories. While retail and classified advertising experienced declines in the third quarter, the rate of decline lessened in each category in September.

Regional Media Group

Total advertising revenues declined in the third quarter and first nine months of 2010 compared with the same prior-year periods primarily due to declines in the retail and classified categories. Soft economic conditions continued to contribute to declines in the retail sector. While classified advertising experienced declines in the third quarter, in September, help-wanted advertising experienced gains and the rate of decline in the automotive category lessened.

Circulation Revenues

Circulation revenue is based on the number of copies sold and the subscription and newsstand rates charged to customers. Circulation revenues decreased 4.8% in the third quarter of 2010 versus the 2009 third quarter primarily due to a decline in copies sold across the News Media Group. For the first nine months of 2010, circulation revenues were flat compared with the same period in 2009 as we cycled past the June 2009 price increases at The Times and the Globe.

Other Revenues

Other revenues decreased 1.9% in the 2010 third quarter versus the 2009 third quarter primarily because of lower digital archive revenues. Other revenues decreased 6.8% in the first nine months of 2010 compared with the same periods in 2009 primarily because of lower digital archive, news services/syndication and commercial printing revenues.

About Group

About Group revenues increased 5.5% in the 2010 third quarter versus the 2009 third quarter mainly due to growth in display advertising, offset in part by lower cost-per-click advertising. Cost-per-click advertising was lower in the third quarter of 2010 due partly to comparisons with the strong results experienced in the same period of 2009 and partly due to a design change in the cost-per-click advertisements served by Google, which affected click-through rates of those advertisements. About Group revenues increased 19.0% in the first nine months of 2010 compared with the same period in 2009 primarily because of higher display and cost-per-click advertising.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	% Change	September 26, 2010	September 27, 2009	% Change
Operating costs
Production costs:
Raw materials	$39,571	$31,901	24.0	$114,962	$130,349	(11.8)
Wages and benefits	123,766	128,722	(3.9)	376,204	403,914	(6.9)
Other	74,047	79,633	(7.0)	223,869	248,812	(10.0)

Total production costs	237,384	240,256	(1.2)	715,035	783,075	(8.7)
Selling, general and administrative costs	255,440	250,681	1.9	781,044	841,554	(7.2)
Depreciation and amortization	30,100	31,306	(3.9)	90,816	102,438	(11.3)

Total operating costs	$522,924	$522,243	0.1	$1,586,895	$1,727,067	(8.1)

Production Costs

Production costs declined in the third quarter of 2010 versus the same period in 2009 primarily due to lower benefits and compensation costs ($5 million), outside printing and distribution costs ($3 million) and various other costs ($3 million), mainly reflecting the impact of a reduced workforce and cost-saving initiatives. These decreases were offset in part by higher raw materials expense ($8 million), primarily newsprint. In the third quarter of 2010, newsprint expense increased 19.6%, with 25.8% from higher pricing offset in part by 6.2% from lower consumption.

Production costs declined in the first nine months of 2010 versus the same period in 2009 primarily due to lower compensation and benefits costs ($28 million), raw materials expense ($15 million), primarily newsprint, and outside printing and distribution costs ($11 million), mainly reflecting the impact of a reduced workforce and cost-saving initiatives. In the first nine months of 2010, newsprint expense decreased 16.0%, with 9.4% from lower consumption and 6.6% from lower pricing.

Selling, General and Administrative Costs

Selling, general and administrative costs increased in the third quarter of 2010 compared with the same period last year primarily due to higher compensation costs ($10 million) mainly driven by higher variable compensation, partially offset by lower benefits expense ($3 million) and severance costs ($2 million). Benefits expense decreased primarily due to cost-saving initiatives. Severance costs decreased due to the timing of workforce reduction programs.

Selling, general and administrative costs decreased in the first nine months of 2010 compared with the same period last year primarily due to lower severance costs ($28 million) due to the timing of workforce reduction programs, lower bad debt expense ($12 million) as economic conditions improved during the first nine months of 2010 compared with the same period in 2009, and reductions in various other costs mainly as a result of cost-saving initiatives ($25 million). These decreases were offset in part by higher compensation and benefits costs ($7 million).

Depreciation and Amortization

Total depreciation and amortization, by reportable segment and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	% Change	September 26, 2010	September 27, 2009	% Change
Depreciation and amortization:
News Media Group	$27,177	$28,539	(4.8)	$82,141	$94,098	(12.7)
About Group	2,923	2,767	5.6	8,675	8,340	4.0

Total depreciation and amortization	$30,100	$31,306	(3.9)	$90,816	$102,438	(11.3)

Depreciation and amortization at the News Media Group decreased in the first nine months of 2010 compared with the same period in 2009 primarily due to the accelerated depreciation expense recognized in 2009 for assets at the Billerica, Mass., printing facility. We completed the consolidation of this printing facility with the Globe’s printing facility in Boston, Mass., in the second quarter of 2009.

Segment Operating Costs

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	% Change	September 26, 2010	September 27, 2009	% Change
Operating costs:
News Media Group	$493,406	$494,694	(0.3)	$1,499,605	$1,640,639	(8.6)
About Group	18,589	17,043	9.1	55,070	51,847	6.2
Corporate	10,929	10,506	4.0	32,220	34,581	(6.8)

Total operating costs	$522,924	$522,243	0.1	$1,586,895	$1,727,067	(8.1)

News Media Group

Operating costs for the News Media Group were virtually flat in the third quarter of 2010 compared with the third quarter of 2009. Reductions in benefits ($6 million), outside printing and distribution costs ($3 million), and bad debt expense ($2 million), resulting from the impact of a reduced workforce, cost-saving initiatives and improved economic conditions compared with the prior-year period, were offset by higher raw materials expense ($8 million), primarily newsprint, and compensation costs ($7 million). Newsprint was driven by higher pricing partially offset by lower consumption, and compensation costs were driven by higher variable compensation.

Operating costs for the News Media Group decreased in the first nine months of 2010 compared with the same period in 2009 primarily due to declines across most major categories. Lower severance costs ($26 million), compensation and benefits costs ($23 million), raw materials expense ($15 million), primarily newsprint, outside printing and distribution costs ($13 million), bad debt expense ($13 million), and depreciation and amortization expense ($12 million) were the main drivers. Lower severance costs were due to the timing of workforce reduction programs and lower compensation and benefits costs reflect the impact of our reduced workforce and cost-saving initiatives. Lower raw materials expense was a result of lower newsprint consumption and pricing. Lower outside printing and distribution costs reflect the impact of cost-saving initiatives and lower bad debt expense was a result of improved economic conditions compared with the same period in 2009.

About Group

Operating costs for the About Group increased in the third quarter of 2010 compared with the same period in 2009 primarily due to higher compensation and benefits costs ($0.9 million) and marketing expenses ($0.2 million).

Operating costs for the About Group increased in the first nine months of 2010 compared with the same prior-year period primarily due to higher compensation and benefits costs ($1.9 million) and marketing expenses ($0.5 million).

Corporate

Operating costs for Corporate increased slightly in the third quarter of 2010 compared with the same period in 2009 primarily due to higher compensation costs. Operating costs for Corporate decreased in the first nine months of 2010 compared with the same period in 2009 primarily due to lower professional fees ($4.9 million) and benefits expense ($3.5 million) offset in part by higher compensation costs ($3.2 million) and a one-time benefit from the sale of an asset ($1.8 million) in the second quarter of 2009.

Other Items

Pension Withdrawal and Curtailment Expense

In the third quarter of 2009, we recorded a $76.1 million charge primarily for estimated pension withdrawal obligations under several multiemployer pension plans as well as a curtailment charge for a Company-sponsored pension plan. The charge was a result of amendments to various collective bargaining agreements at the Globe that allowed us to withdraw or partially withdraw from these multiemployer plans and the freezing of benefits under the Company-sponsored plan. In the third quarter of 2010, we recorded a $6.3 million charge for an adjustment to the estimated pension withdrawal obligations under these multiemployer pension plans at the Globe. Our estimated future payments relating to these pension withdrawal liabilities will be adjusted as more information becomes available that will allow us to refine the estimate. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to us.

In the second quarter of 2009, we recorded a $6.8 million charge for a pension withdrawal obligation under a multiemployer pension plan related to the closure of City & Suburban Delivery Systems, Inc. (“City & Suburban”), our retail and newsstand distribution subsidiary, which was closed in early January 2009, as well as a curtailment charge resulting from freezing benefits under a Company-sponsored pension plan.

Gain on Sale of Assets

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

Operating Profit/(Loss)

Consolidated operating profit/(loss), by reportable segment, Corporate and for the Company as a whole, were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	% Change	September 26, 2010	September 27, 2009	% Change
Operating profit/(loss):
News Media Group	$6,046	$(26,916)	*	$108,914	$(60,228)	*
About Group	13,876	13,729	1.1	45,782	32,910	39.1
Corporate	(10,929)	(10,506)	4.0	(32,220)	(34,581)	(6.8)

Total operating profit/(loss)	$8,993	$(23,693)	*	$122,476	$(61,899)	*

*	Represents an increase in excess of 100%.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit/(loss) are previously discussed under “Revenues,” “Operating Costs” and “Other Items.”

Non-Operating Items

Joint Ventures

Income from joint ventures was $5.5 million in the third quarter of 2010 compared with $7.5 million in the 2009 third quarter. An increase in income from higher paper selling prices at a paper mill in which we have an investment was more than offset by lower earnings at other investments.

In the first nine months of 2010, income from joint ventures was $22.3 million compared with $20.3 million in the same period last year. The first quarter of 2010 included a $12.7 million pre-tax gain on the sale of an asset at one of the paper mills in which we have an investment. Excluding this gain, income from joint ventures declined in the first nine months of 2010 compared with the same period in 2009 primarily due to lower paper selling prices at both paper mills in which we have investments.

In addition, see the discussion under “Recent Developments” for information on the sale of a portion of our interest in NESV, resulting in a pre-tax gain of $9.1 million in the second quarter of 2010.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Interest expense, net:
Cash interest expense	$18,910	$19,624	$56,922	$56,018
Non-cash amortization of discount on debt	2,113	2,315	6,054	7,243
Capitalized interest	(80)	(293)	(100)	(1,382)
Interest income	(316)	(618)	(1,051)	(1,049)

Total interest expense, net	$20,627	$21,028	$61,825	$60,830

Interest expense, net decreased in the third quarter of 2010 compared with the 2009 third quarter as a result of lower average debt outstanding.

Interest expense, net increased in the first nine months of 2010 compared with the same period in 2009 as a result of higher interest rates on our debt, offset in part by lower average debt outstanding.

Redemption on Debt

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

Income Taxes

We had an effective tax rate benefit of 32.8% in the third quarter of 2010. The lower effective tax rate was driven by lower state tax rates applied to the impairment charge and pension withdrawal expense in the third quarter of 2010. The effective tax rate for the first nine months of 2010 was 54.8%, primarily because of a $10.9 million one-time tax charge for the reduction in future tax benefits for retiree health benefits resulting from the federal health care legislation enacted in the first quarter of 2010.

We had an income tax benefit of $2.5 million (effective tax rate of 6.7%) on a pre-tax loss of $37.2 million in the third quarter of 2009 and an income tax benefit of $41.9 million (effective tax rate of 37.5%) on a pre-tax loss of $111.6 million in the first nine months of 2009. The tax benefit in the third quarter and first nine months of 2009 was unfavorably affected by $11.7 million in tax expense due to the reduction of our deferred tax asset balances as a result of lower income tax rates. The effective tax rate in the first nine months of 2009 was favorably affected by a $20.1 million adjustment to reduce our reserve for uncertain tax positions because statutes of limitation lapsed.

Discontinued Operations

The results of operations for WQXR-FM, a New York City classical radio station, which was sold in October 2009, are presented as discontinued operations. We received proceeds related to the sale of approximately $45 million and recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in the fourth quarter of 2009. In the third quarter of 2010, we had a loss from discontinued operations of $0.2 million as a result of changes to certain estimates included in the gain on the sale.

The results of operations for WQXR-FM presented as discontinued operations are summarized below.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenues	$—	$1,159	$—	$4,840
Total operating costs	—	2,904	—	6,682

Pre-tax loss	—	(1,745)	—	(1,842)
Income tax benefit	—	(751)	—	(793)

Loss from discontinued operations	—	(994)	—	(1,049)

(Loss)/gain on sale, net of income taxes:
(Loss)/gain on sale	(394)	—	16	—
Income tax (benefit)/expense	(170)	—	3	—

(Loss)/gain on sale, net of income taxes	(224)	—	13	—

(Loss)/income from discontinued operations, net of income taxes	$(224)	$(994)	$13	$(1,049)

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other financing sources, to be sufficient to meet our immediate financing needs. We have continued to manage our liquidity position. During the first nine months of 2010, strong cash flows from operations provided us with increased financial flexibility. As of September 26, 2010, our cash and cash equivalents were approximately $129 million. We have also reduced our debt and capital lease obligations, net of cash and cash equivalents, by approximately one third to $646 million from the balance at the beginning of 2009, even after making discretionary contributions totaling approximately $88 million in the first nine months of 2010 to certain Company-sponsored qualified pension plans. The majority of our debt matures in 2015 or later.

Contributions to our qualified pension plans can have a significant impact on cash flows. See the discussion under “Recent Developments” for more information.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 26, 2010	September 27, 2009
Operating Activities	$92,629	$137,804
Investing Activities	$65	$(30,995)
Financing Activities	$275	$(136,831)

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash provided by operating activities decreased in the first nine months of 2010 compared with the same prior-year period, primarily driven by discretionary contributions totaling approximately $88 million to certain Company-sponsored qualified pension plans, offset in part by improved operating performance as a result of our cost-saving initiatives in recent years.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investing activities generally includes payments for capital projects, acquisitions of new businesses and equity investments.

In the first nine months of 2010, net cash used in investing activities was primarily for capital expenditures, offset by proceeds from the sale of 50 of our 750 units in NESV, loan repayments from a third-party circulation service provider and proceeds from the sale of real estate assets. In the first nine months of 2009, net cash used in investing activities was primarily for capital expenditures related to costs associated with our New York City headquarters and the loan issued to a third-party circulation service provider in 2009, partially offset by proceeds from the sale of assets.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt.

In the first nine months of 2010, net cash provided by financing activities was primarily from stock option exercises. In the first nine months of 2009, net cash used in financing activities consisted mainly of repayments under our revolving credit agreements, repayments in connection with the redemption of our notes due March 15, 2010, and the repurchase of medium-term notes, partially offset by debt incurred under the issuance of senior unsecured notes and a sale-leaseback financing of a portion of our New York headquarters.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

Our current indebtedness includes a private financing arrangement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa; a sale-leaseback of a portion of our New York headquarters; and publicly issued senior notes. Our total debt consists of the following:

(In thousands)	September 26, 2010	December 27, 2009
4.610% senior notes due in 2012	$74,739	$74,646
5.0% senior notes due in 2015	249,853	249,831
14.053% senior notes due in 2015	226,740	224,149
Option to repurchase ownership interest in headquarters building in 2019	216,420	213,839

Total debt	767,752	762,465
Capital lease obligations	6,730	6,752

Total debt and capital lease obligations	$774,482	$769,217

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our debt was approximately $916 million as of September 26, 2010.

The $250.0 million aggregate principal amount of the 14.053% notes due 2015 may be called on or after January 15, 2012, at an initial redemption price of 105% of the outstanding principal amount, plus accrued interest. Given the terms, we currently intend to repay or refinance these notes at the earliest practicable date after January 15, 2012, depending on available financing or other sources of cash at the time.

Our $400.0 million revolving credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. As of September 26, 2010, excluding letters of credit of approximately $62 million, there were no outstanding borrowings under our revolving credit facility. We expect that the renewal or replacement of the revolving credit facility, if any, would be at a reduced level and may require additional restrictions and/or be on a secured basis.

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders’ equity (as defined) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of September 26, 2010, the amount of stockholders’ equity (as defined) in excess of the required level was approximately $719 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

In addition, as of September 26, 2010, we were in compliance with all of our covenants under our third-party financing arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board issued new guidance that amended previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addressed how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. While we continue to evaluate this guidance, we do not believe the adoption will have a material impact on our financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 27, 2009. As of September 26, 2010, our critical accounting policies have not changed materially from December 27, 2009.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 27, 2009. As of September 26, 2010, our contractual obligations and off-balance sheet arrangements have not materially changed from December 27, 2009.

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

Our Annual Report on Form 10-K for the year ended December 27, 2009, details our disclosures about market risk. As of September 26, 2010, there were no material changes in our market risks from December 27, 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 26, 2010. Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

Period	(a) Total Number of Shares of Class A Common Stock Purchased	(b) Average Price Paid Per Share of Class A Common Stock	(c) Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
June 28, 2010 – August 1, 2010	—	—	—	$91,386,000
August 2, 2010 – August 29, 2010	—	—	—	$91,386,000
August 30, 2010 – September 26, 2010	—	—	—	$91,386,000
Total for the third quarter of 2010	—	—	—	$91,386,000

(1)	On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the third quarter of 2010, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of October 22, 2010, we had authorization from the Board to repurchase an amount of up to approximately $91 million of our Class A Common Stock. The Board has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6.	Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: October 28, 2010	/s/ JAMES M. FOLLO
James M. Follo Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q

For the Quarter Ended September 26, 2010

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