Form 10-K
period 2010-12-26
NEW YORK TIMES CO
filed 2011-02-22
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 26, 2010	Commission file number 1-5837

THE NEW YORK TIMES COMPANY

(Exact name of registrant as specified in its charter)

New York	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Eighth Avenue, New York, N.Y.	10018
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (212) 556-1234

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock of $.10 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 25, 2010, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $1.3 billion. As of such date, non-affiliates held 72,899 shares of Class B Common Stock. There is no active market for such stock.

The number of outstanding shares of each class of the registrant’s common stock as of February 15, 2011 (exclusive of treasury shares), was as follows: 146,182,163 shares of Class A Common Stock and 819,125 shares of Class B Common Stock.

Documents incorporated by reference

Portions of the Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders, to be held on April 27, 2011, are incorporated by reference into Part III of this report.

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

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in “Item 1A – Risk Factors” below as well as other risks and factors identified from time to time in our SEC filings.

ITEM 1. BUSINESS

INTRODUCTION

The New York Times Company (the “Company”) was incorporated on August 26, 1896, under the laws of the State of New York. The Company is a diversified media company that currently includes newspapers, digital businesses, investments in paper mills and other investments. The Company and its consolidated subsidiaries are referred to collectively in this Annual Report on Form 10-K as “we,” “our” and “us.”

We classify our businesses based on our operating strategies into two reportable segments, the News Media Group and the About Group. Financial information about our segments can be found in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19 of the Notes to the Consolidated Financial Statements.

The News Media Group consists of the following:

—	The New York Times Media Group, which includes The New York Times (“The Times”), the International Herald Tribune (the “IHT”), NYTimes.com and related businesses;
—	the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com, the Worcester Telegram & Gazette (the “T&G”), Telegram.com and related businesses; and
—

the Regional Media Group, which includes 14 daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina, their Web sites, other print publications and related businesses.

The About Group consists of the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and CalorieCount.com and related businesses.

Additionally, we own equity interests in a Canadian newsprint company; a supercalendered paper manufacturing partnership in Maine; Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper in the greater Boston area; and quadrantONE LLC (“quadrantONE”), which is an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites.

We also own a 16.57% interest in New England Sports Ventures, LLC, doing business as Fenway Sports Group, which owns the Boston Red Sox baseball club; Liverpool Football Club (a soccer team in the English Premier League); approximately 80% of New England Sports Network (a regional cable sports network that televises the Red Sox and Boston Bruins hockey games); and 50% of Roush Fenway Racing (a leading NASCAR team). In the second quarter of 2010, we sold

THE NEW YORK TIMES COMPANY      P.1

50 of our units in Fenway Sports Group, and we are exploring the sale of our remaining 700 units, in whole or in parts.

Revenues, operating profit and identifiable assets of foreign operations are not significant.

Our businesses are affected by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising. The level of advertising sales in any period may also be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our Web site http://www.nytco.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.

NEWS MEDIA GROUP

The News Media Group reportable segment consists of The New York Times Media Group, the New England Media Group and the Regional Media Group. The News Media Group generates revenues principally from advertising and subscriptions.

Advertising is sold in our newspapers and other publications, on our Web sites and across other digital platforms, as discussed below. We divide such advertising into three main categories: national, retail and classified. Advertising revenue also includes preprints, which are advertising supplements. Advertising revenue information for the News Media Group appears under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The New York Times Media Group

The New York Times Media Group comprises The Times, the IHT, NYTimes.com and related businesses. The Times, a daily (Monday through Saturday) and Sunday newspaper, commenced publication in 1851. The IHT, a daily newspaper, commenced publishing in Paris in 1887 and serves as the global edition of The Times. The Times and the IHT are available in print, online at NYTimes.com and global.nytimes.com (formerly iht.com), and on other digital platforms.

Circulation

The Times is circulated in print in each of the 50 states, the District of Columbia and worldwide. Approximately 43% of the weekday (Monday through Friday) circulation is in the 31 counties that make up the greater New York City area, which includes New York City, Westchester, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; 57% is elsewhere. On Sundays, approximately 38% of the circulation is in the greater New York City area and 62% elsewhere. According to reports filed with the Audit Bureau of Circulations (“ABC”), an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2010, The Times had the largest daily and Sunday circulation of all seven-day newspapers in the United States.

The Times’s average net paid weekday and Sunday circulation, which reflects newspapers sold predominantly in print, for the years ended December 26, 2010, and December 27, 2009, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2010	906.1	1,356.8
2009	959.2	1,405.2

We implemented price increases for subscription and newsstand copies for The Times in the second quarter of 2009, which contributed to the declines in average weekday and Sunday copies sold in 2010 compared with 2009. In 2010, approximately 64% of the weekday and 74% of the Sunday circulation was sold through subscriptions; the remainder was sold primarily on newsstands.

P.2      2010 ANNUAL REPORT – Business

The IHT’s average net paid circulation for the years ended December 26, 2010, and December 27, 2009, were 217,685 (estimated) and 219,188, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most of France’s newspapers and magazines. The final 2010 figure will not be available until April 2011.

Advertising

The sales forces of The New York Times Media Group sell national, retail and classified advertising worldwide across multiple platforms, including in print, online and on other digital platforms.

According to data compiled by Kantar Media (formerly TNS Media Intelligence), an independent agency that measures advertising sales volume and estimates advertising revenue, The Times had the largest market share in 2010 in advertising revenue among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times. Based on recent data provided by Kantar Media, we believe The Times ranks first by a substantial margin in advertising revenue in the general weekday and Sunday newspaper field in the New York metropolitan area.

Production and Distribution

The Times is currently printed at our production and distribution facility in College Point, N.Y., as well as under contract at 26 remote print sites across the United States. The Times is delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and our own drivers. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.

The IHT is printed under contract at more than 38 sites throughout the world and is sold in 160 countries and territories.

Digital Platforms

NYTimes.com and global.nytimes.com reach wide audiences across the New York metropolitan region, the nation and the world. According to comScore Media Metrix, an online audience measurement service, in December 2010 NYTimes.com reached 32.4 million unique visitors in the United States and 44.8 million unique visitors worldwide. The Times and the IHT are also expanding their reach and deepening their engagement with readers and users by delivering content across other digital platforms, including mobile applications and social networking sites, as well as reader application products offering a digital reading experience similar to print.

Digital revenues are primarily from the sale of advertising. Advertising is sold to national, international and local customers and includes online display advertising (banners, large-format units, half-page units, interactive multimedia), classified advertising (real estate, help-wanted, automotive) and contextual advertising (links supplied by Google).

We currently offer paid subscriptions to Times content through several e-reader platforms. In early 2011, we also plan to begin charging consumers for content provided on NYTimes.com, as well as across other digital platforms. We intend to implement a pay model that will offer users free access to a set number of articles per month and then charge users who are not print subscribers once they exceed that number. The pay model will be designed so that readers referred from third-party sites, such as blogs, social networks and search engines, will be able to access that content without triggering the gate.

Other Businesses

The New York Times Media Group’s other businesses include:

—	Baseline, Inc., a leading online subscription database and research service for information on the film and television industries and a provider of premium film and television data to Web sites;
—	The New York Times Index, which produces and licenses The New York Times Index, a print publication;

Business – THE NEW YORK TIMES COMPANY      P.3

—	Digital Archive Distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets; and
—

The New York Times News Services Division, which is made up of Syndication Sales and Business Development. Syndication Sales transmits articles, graphics and photographs from The Times, the Globe and other publications to over 1,500 newspapers, magazines and Web sites in 95 countries worldwide; and offers a technology and design solution that allows other publishers and media organizations to deliver their content across new digital platforms. Business Development principally comprises Photo Archives, The New York Times Store, Book Development and Rights & Permissions.

We also have a 57% ownership interest in Epsilen, LLC, an online education platform, and its operating results are consolidated in the results of The New York Times Media Group.

New England Media Group

The New England Media Group comprises the Globe, Boston.com, the T&G, Telegram.com and related businesses. The Globe is a daily and Sunday newspaper that commenced publication in 1872. The T&G is a daily and Sunday newspaper that began publishing in 1866.

Circulation

The Globe is distributed in print throughout New England, although its circulation is concentrated in the Boston metropolitan area. According to reports filed with ABC, for the six-month period ended September 30, 2010, the Globe ranked first in New England for both daily and Sunday circulation volume.

The Globe’s average net paid weekday and Sunday circulation, which reflects newspapers sold predominantly in print, for the years ended December 26, 2010, and December 27, 2009, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2010	224.3	367.4
2009	264.5	419.3

We implemented price increases for subscription and newsstand copies of the Globe in the second quarter of 2009, which contributed to the declines in average weekday and Sunday copies sold in 2010 compared with 2009. Approximately 75% of the Globe’s weekday circulation and 73% of its Sunday circulation was sold through subscriptions in 2010; the remainder was sold primarily on newsstands.

The T&G and several Company-owned non-daily newspapers – some published under the name of Coulter Press – circulate throughout Worcester County and northeastern Connecticut. The T&G’s average net paid weekday and Sunday circulation for the years ended December 26, 2010, and December 27, 2009, are shown below:

(Thousands of copies)	Weekday (Mon. - Fri.)	Sunday
2010	67.0	78.7
2009	73.6	86.0

The T&G’s paid circulation includes newspapers sold in print and online beginning in August 2010, when Telegram.com implemented a pay model.

Advertising

The sales forces of the New England Media Group sell retail, classified and national advertising across multiple platforms, including in print, online and other digital platforms, broadcast and direct marketing vehicles, capitalizing on opportunities to deliver to national and local advertisers a broad audience in the New England region.

P.4      2010 ANNUAL REPORT – Business

Production and Distribution

The Globe’s printing operations are consolidated into its Boston, Mass., facility, and all editions of the Globe are currently printed and prepared for delivery at this facility. Virtually all of the Globe’s subscription circulation was delivered by a third-party service in 2010.

Digital Platforms

The Globe’s Web site, Boston.com, is one of the most-visited regional Web sites in the United States. According to comScore Media Metrix, in December 2010 Boston.com reached 6.9 million unique visitors in the United States. The Globe is also expanding its reach and deepening engagement with readers and users by delivering content across other digital platforms, including mobile applications and social networking sites, as well as reader application products offering a digital reading experience similar to print.

Boston.com primarily derives its revenue from advertising. Advertising is sold to both national and local customers and includes online display advertising and classified advertising.

We currently offer paid subscriptions to Globe content through several e-reader platforms. The Globe intends to extend both The Boston Globe and Boston.com brands across digital platforms. As part of this strategy, in September 2010, the Globe announced plans to create a new paid subscription Web site, BostonGlobe.com, which will feature content produced by the newspaper’s journalists. In the second half of 2011, we plan to begin charging consumers for content provided on BostonGlobe.com, as well as across other digital platforms. Boston.com will remain free to consumers and will continue its focus on being a news and information source for the greater Boston area.

In August 2010, the T&G began charging users who are not print subscribers for unlimited access to articles produced by its staff on Telegram.com. The T&G implemented a metered model, in which users who are not print subscribers are given free access to 10 local news articles per month, and after that limit are required to have a paid print or online subscription in order to view additional locally produced articles.

Regional Media Group

The Regional Media Group includes 14 daily newspapers, of which 12 publish on Sunday, one paid weekly newspaper, related print and digital businesses, free weekly newspapers, and the North Bay Business Journal, a weekly publication targeting business leaders in California’s Sonoma, Napa and Marin Counties.

The average weekday and Sunday circulation for the year ended December 26, 2010, for each of the daily newspapers of the Regional Media Group are shown below:

	Circulation			Circulation
Daily Newspapers	Daily	Sunday	Daily Newspapers	Daily	Sunday
The Gadsden Times (Ala.)	20,663	17,748	Winter Haven News Chief (Fla.)	4,839	6,550
The Tuscaloosa News (Ala.)	30,070	31,377	The Courier (Houma, La.)	14,715	16,252
The Press Democrat (Santa Rosa, Calif.)	60,429	64,538	Daily Comet (Thibodaux, La.)	8,673	N/A
Sarasota Herald-Tribune (Fla.)	76,693	96,237	The Dispatch (Lexington, N.C.)	8,084	N/A
Star-Banner (Ocala, Fla.)	33,880	41,156	Times-News (Hendersonville, N.C.)	13,603	13,911
The Gainesville Sun (Fla.)	33,278	40,569	Wilmington Star-News (N.C.)	43,233	45,678
The Ledger (Lakeland, Fla.)	48,802	63,833	Herald-Journal (Spartanburg, S.C.)	36,289	43,383

The Petaluma Argus-Courier, in Petaluma, Calif., our only paid subscription weekly newspaper, had an average weekly circulation for the year ended December 26, 2010, of 6,033 copies. The North Bay Business Journal, a weekly business-to-business publication, had an average weekly circulation for the year ended December 26, 2010, of 4,511 copies.

We are also expanding the reach of these newspapers by delivering content online and across other digital platforms, including mobile and social networking sites.

Business – THE NEW YORK TIMES COMPANY      P.5

ABOUT GROUP

The About Group includes the Web sites of About.com, ConsumerSearch.com, UCompareHealthCare.com and CalorieCount.com and related businesses.

About.com focuses on delivering at scale high-quality content that is personally relevant to its users. The Web site has more than 800 sites supported by “Guides” who are experts in the topics they cover and who produce original content across more than 78,000 topics, in 2.9 million articles. According to comScore Media Metrix, in December 2010 About.com reached 42.0 million unique visitors in the United States and 75.6 million unique visitors worldwide.

ConsumerSearch.com analyzes expert and user-generated consumer product reviews and recommends the best products to purchase based on the findings. UCompareHealthCare.com provides dynamic Web-based interactive tools that enable users to measure the quality of certain healthcare services. CalorieCount.com is an online resource that offers weight management tools, nutritional information and social support that is personally relevant to its users.

The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in 2010) are derived from the sale of cost-per-click advertising and display advertising. Cost-per-click advertising, which in 2010 represented 57% of the About Group’s total advertising revenues, is principally derived from an arrangement with Google under which third-party advertising is placed on the About Group’s Web sites.

FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES

We have ownership interests in one newsprint mill and one mill producing supercalendered paper, a polished paper used in some magazines, catalogs and preprinted inserts, which is a higher-value grade than newsprint (the “Forest Products Investments”), as well as in Fenway Sports Group, Metro Boston and quadrantONE. These investments are accounted for under the equity method and reported in “Investments in Joint Ventures” in our Consolidated Balance Sheets. For additional information on our investments, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of the Notes to the Consolidated Financial Statements.

Forest Products Investments

We have a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. (“Malbaie”). The other 51% is owned by AbitibiBowater Inc. (“AbitibiBowater”), a large global manufacturer of paper, market pulp and wood products. Malbaie manufactures newsprint on the paper machine it owns within AbitibiBowater’s paper mill in Clermont, Quebec. Malbaie is wholly dependent upon AbitibiBowater for its pulp, which is purchased by Malbaie from AbitibiBowater’s paper mill in Clermont, Quebec. In 2010, Malbaie produced 214,000 metric tons of newsprint, of which approximately 27% was sold to us, with the balance sold to AbitibiBowater for resale.

We have a 40% equity interest in Madison Paper Industries (“Madison”), a partnership operating a supercalendered paper mill in Madison, Maine. Madison purchases the majority of its wood from local suppliers, mostly under long-term contracts. In 2010, Madison produced 190,000 metric tons, of which approximately 4% was sold to us.

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

  P.6      2010 ANNUAL REPORT – Business

Other Joint Ventures

We own a 16.57% interest in Fenway Sports Group, which owns the Boston Red Sox baseball club; Liverpool Football Club (a soccer team in the English Premier League); approximately 80% of New England Sports Network (a regional cable sports network); and 50% of Roush Fenway Racing (a leading NASCAR team). We are exploring the sale of our interest in Fenway Sports Group, in whole or in parts.

We own a 49% interest in Metro Boston, which publishes a free daily newspaper in the greater Boston area.

We also own a 25% interest in quadrantONE, which is an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites. The Web sites of the New England and Regional Media Groups participate in this network.

RAW MATERIALS

The primary raw materials we use are newsprint and supercalendered paper. We purchase newsprint from a number of North American producers. The paper used by The New York Times Media Group, the New England Media Group and the Regional Media Group was purchased from unrelated suppliers and related suppliers in which we hold equity interests (see “Forest Products Investments”). A significant portion of newsprint is purchased from AbitibiBowater, a large global manufacturer of paper, pulp and wood products.

In 2010 and 2009, we used the following types and quantities of paper (all amounts in metric tons):

	Newsprint		Coated, Supercalendered and Other Paper
	2010	2009	2010	2009
The New York Times Media Group(1)	145,000	154,000	14,900	16,200
New England Media Group(1)	45,000	54,000	1,800	2,100
Regional Media Group	38,000	40,000	–	–

Total	228,000	248,000	16,700	18,300

(1)	The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine, T: The New York Times Style Magazine and the Globe’s Sunday Magazine.

COMPETITION

Our media properties and investments compete for advertising and consumers with other media in their respective markets, including paid and free newspapers, Web sites, digital platforms and applications, social media, broadcast, satellite and cable television, broadcast and satellite radio, magazines, other forms of media and direct marketing. Competition for advertising is generally based upon audience levels and demographics, price, service, targeting capabilities and advertising results, while competition for circulation and readership is generally based upon format, content, quality, service, timeliness and price.

The Times competes for advertising and circulation primarily with national newspapers such as The Wall Street Journal and USA Today; newspapers of general circulation in New York City and its suburbs; other daily and weekly newspapers and television stations and networks in markets in which The Times circulates; and some national news and lifestyle magazines.

The IHT’s key competitors include all international sources of English-language news, including The Wall Street Journal’s European and Asian Editions, the Financial Times, Time, Newsweek International and The Economist; and news channels CNN, CNNi, Sky News International, CNBC and BBC.

The Globe competes primarily for advertising and circulation with other newspapers and television stations in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday).

Business – THE NEW YORK TIMES COMPANY      P.7

Our other newspapers compete for advertising and circulation with a variety of newspapers and other media in their markets.

In addition, as a result of the secular shift from print to digital media, all of our newspapers increasingly face competition for audience and advertising from a wide variety of digital alternatives, including news and other Web sites, news aggregation sites, online advertising networks and exchanges, online classified services and other new media formats.

NYTimes.com and Boston.com primarily compete for advertising and traffic with other advertising-supported news and information Web sites, such as Google News, Wikipedia, Yahoo! News and CNN.com, online advertising networks and exchanges and classified advertising portals. Internationally, global.nytimes.com competes against international online sources of English language news, such as bbc.co.uk and reuters.com.

About.com competes for advertising and traffic with large-scale portals, such as AOL, MSN and Yahoo!, and across a broad array of digital advertising media, including advertising networks and exchanges. About.com also competes with other content providers, such as Demand Media, Associated Content and AOL’s Seed, as well as targeted Web sites, such as WebMD, CNET and iVillage, whose content overlaps with that of About.com’s individual topics.

Fenway Sports Group competes in the consumer entertainment market in Boston and New England through its interest in the Boston Red Sox and New England Sports Network, nationally through its interest in Roush Fenway Racing and internationally through its interest in Liverpool Football Club, primarily with other professional sports teams and other forms of live, film and broadcast entertainment.

EMPLOYEES

We had approximately 7,414 full-time equivalent employees as of December 26, 2010.

Employees
The New York Times Media Group	3,094
New England Media Group	1,912
Regional Media Group	1,755
About Group	241
Corporate	412

Total Company	7,414

Labor Relations

As of December 26, 2010, approximately 1,700 full-time equivalent employees of The Times and NYTimes.com were represented by 9 unions with 10 labor agreements. Approximately three-quarters of the 1,460 full-time equivalent employees of the Globe and Boston.com are represented by 10 unions with 12 labor agreements. Listed below are collective bargaining agreements covering the following categories of employees and applicable expiration dates. As indicated below, certain collective bargaining agreements have expired and negotiations for new contracts are ongoing. We cannot predict the timing or the outcome of these negotiations.

	Employee Category	Expiration Date
The Times and	Mailers	March 30, 2011
NYTimes.com	New York Newspaper Guild	March 30, 2011
	Electricians	March 30, 2012
	Machinists	March 30, 2012
	Paperhandlers	March 30, 2014
	Typographers	March 30, 2016
	Pressmen	March 30, 2017
	Stereotypers	March 30, 2017
	Drivers	March 30, 2020

P.8      2010 ANNUAL REPORT – Business

	Employee Category	Expiration Date
The Globe	Machinists	December 31, 2010 (expired)
	Garage mechanics	December 31, 2010 (expired)
	Engravers	December 31, 2010 (expired)
	Technical services group	December 31, 2010 (expired)
	Drivers	December 31, 2010 (expired)
	Typographers	December 31, 2010 (expired)
	Boston Mailers Union	December 31, 2010 (expired)
	Paperhandlers	December 31, 2010 (expired)
	Warehouse employees	December 31, 2010 (expired)
	Boston Newspaper Guild	December 31, 2012
	Electricians	December 31, 2012
	Pressmen	December 31, 2012

The IHT has approximately 300 employees worldwide, including approximately 165 located in France, whose terms and conditions of employment are established by a combination of French national labor law, industry-wide collective agreements and Company-specific agreements.

Approximately one-third of the 459 full-time equivalent employees of the T&G are represented by four unions. Labor agreements with production unions expire on August 31, 2011, October 8, 2011 and November 30, 2016. The labor agreements with the Providence Newspaper Guild, representing newsroom and circulation employees, expire on June 14, 2012.

Of the approximately 233 full-time equivalent employees at The Press Democrat, 77 are represented by three unions. The labor agreement with the Teamsters, which represents certain employees in the circulation department, expires on June 30, 2011; the labor agreement with the Newspaper Guild expires on December 31, 2011; and the labor agreement with the pressmen expires on December 31, 2013.

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

Advertising spending, which drives a significant portion of our revenues, is sensitive to economic conditions. National and local economic conditions, particularly in the New York City and Boston metropolitan regions, as well as in Florida, affect the levels of our national, retail and classified advertising revenue. Economic factors that have adversely affected advertising revenue include lower consumer and business spending, high unemployment, depressed home sales and other challenges affecting the economy. Our advertising revenues are particularly adversely affected if advertisers respond to weak economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Continuing weak economic conditions and outlook would adversely affect our level of advertising revenues and our business, financial condition and results of operations.

Risk Factors – THE NEW YORK TIMES COMPANY      P.9

All of our businesses face substantial competition for advertisers.

We face substantial competition for advertising revenue in our various markets from free and paid newspapers, magazines, Web sites, digital platforms and applications, television, radio, other forms of media, direct marketing and online advertising networks and exchanges. Competition for advertising is generally based on audience levels and demographics, price, service and advertising results. It has intensified both as a result of the continued development and fragmentation of digital media and adverse economic conditions. Competition from all of these media and services affects our ability to attract and retain advertisers and consumers and to maintain or increase our advertising rates.

The increasing popularity of digital media and the shift in consumer habits and advertising expenditures from traditional to digital media has adversely affected and may continue to adversely affect our revenues.

Web sites, applications for mobile devices, social networking tools and other digital platforms distributing news and other content continue to gain popularity. This migration to digital technologies among both providers and consumers of content may accelerate due to economic conditions with companies seeking greater efficiencies and consumers seeking more value and lower-cost alternatives. As a result, print subscriptions may decline and advertising spending may continue to shift from traditional media forms to digital media. We expect that advertisers will continue to allocate increasing portions of their budgets to digital media, which through pay-for-performance and keyword-targeted advertising can offer more measurable returns than traditional print media. This secular shift has intensified competition for advertising in traditional media and has contributed to and may continue to contribute to a decline in print advertising revenue.

We may not achieve sufficient subscribers or audience levels to make a digital pay model financially attractive.

In early 2011, we plan to launch a pay model on NYTimes.com and across digital platforms with the intention of developing a second digital revenue stream, while preserving our digital advertising business. The Times will implement a metered model, whereby users will be asked to pay after accessing for free a set number of articles per month. Our ability to build a subscriber base on our digital platforms depends on market acceptance, consumer habits, the timely development of an adequate online infrastructure, practices of delivery platforms and other factors. Traffic levels may stagnate or decline as a result of the implementation of a pay model, which may adversely affect our advertiser base and advertising rates and result in a decline in digital revenues. If we are unable to convert a sufficient number of users to a paid status or maintain our digital audience for advertising sales, our business, financial condition and prospects may be adversely affected.

If we are unable to retain and grow our digital audience, our digital businesses will be adversely affected.

The increasing number of digital media options available on the Internet, through social networking tools and through mobile and other devices distributing news and other content is expanding consumer choice significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where and how and at what price they consume digital content than they do on the source or reliability of such content. The increasing popularity of news aggregation Web sites and customized news feeds (often free to users) may reduce our traffic levels by creating a disincentive for the audience to visit our Web sites or use our digital applications. In addition, the undifferentiated presentation of some of our content in aggregation with other content may lead audiences to fail to distinguish our content from the content of other providers. Our reputations for quality journalism and content are important in competing for revenues in this environment and are based on consumer and advertiser perceptions. If consumers fail to differentiate our content from other content providers in digital media, or if the quality of our journalism or content is perceived as less reliable, we may not be able to increase our online traffic sufficiently or retain a base of frequent visitors to our digital platforms.

P.10      2010 ANNUAL REPORT – Risk Factors

Online traffic is also driven by Internet search results, including search results provided by Google, the primary search engine directing traffic to the Web sites of the About Group and many of our other sites. Search engines frequently update and change the methods for directing search queries to Web pages or change methodologies or metrics for valuing the quality and performance of Internet traffic on delivering cost-per-click advertisements. Any such changes could decrease the amount of revenue that we generate from online advertisements. The failure to successfully manage search engine optimization efforts across our businesses could result in a significant decrease in traffic to our various Web sites, which could result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which would adversely affect our business, financial condition and results of operations.

If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms. Even if we maintain traffic levels, the market position of our brands may not be enough to counteract a significant downward pressure on advertising rates as a result of a significant increase in inventory.

The About Group depends upon arrangements with Google, and any changes in this relationship could adversely affect its business, financial condition and results of operations.

Cost-per-click revenue of the About Group is principally derived from an arrangement with Google. If the About Group is unable to renew the existing agreement with Google, the About Group’s business, financial condition and results of operations may be adversely affected. In addition, the amount of revenue we receive from Google depends upon a number of factors outside of our control, including the efficiency of Google’s system in attracting advertisers and serving up paid listings on our content pages and judgments made by Google about the relative attractiveness (to the advertiser) of clicks on paid listings on our Web pages. Changes to Google’s paid listings network efficiency or its judgment about the relative attractiveness of clicks on paid listings on our Web pages has had and may continue to have an adverse effect on the About Group’s business, financial condition and results of operations.

To remain competitive, we must be able to respond to and capitalize on changes in technology, services and standards and changes in consumer behavior.

Technological developments in the media industry continue to evolve rapidly. Advances in that technology have led to an increasing number of alternative methods for the delivery of news and other content and have driven consumer demand and expectations in unanticipated directions. If we are unable to exploit new and existing technologies to distinguish our products and services from those of our competitors or adapt to new distribution methods that provide optimal user experiences, our business, financial condition and prospects may be adversely affected.

Technological developments also pose other challenges that could adversely affect our revenues and competitive position. New delivery platforms may lead to pricing restrictions, the loss of distribution control and the loss of a direct relationship with consumers. We may also be adversely affected if the use of technology developed to block the display of advertising on Web sites proliferates.

Technological developments and any changes we make to our business model may require significant capital investments. We may be limited in our ability to invest funds and resources in digital products, services or opportunities and we may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure. It may also be difficult to attract and retain talent for critical positions. Some of our existing competitors and possible additional entrants may have greater operational, financial and other resources or may otherwise be better positioned to compete for opportunities and as a result, our digital businesses may be less successful.

Risk Factors – THE NEW YORK TIMES COMPANY      P.11

Decreases in circulation volume adversely affect our circulation and advertising revenues.

Advertising and circulation revenues are affected by circulation and readership levels of our newspaper properties. Competition for circulation and readership is generally based upon format, content, quality, service, timeliness and price. In recent years, our newspaper properties, and the newspaper industry as a whole, have experienced declining print circulation volume. This is due to, among other factors, increased competition from new digital media formats and sources other than traditional newspapers (often free to users), declining discretionary spending by consumers affected by weak economic conditions, high subscription and newsstand rates, and a growing preference among some consumers to receive all or a portion of their news other than from a newspaper. We have also experienced volume declines as a result of our strategy to implement circulation price increases at many of our newspaper properties and to focus on individually paid circulation that is preferred by advertisers. If these or other factors result in a prolonged decline in circulation volume, the rate and volume of advertising revenues may be adversely affected (as rates reflect circulation and readership, among other factors). These factors could also affect our ability to institute circulation price increases for our print products at a rate sufficient to offset circulation volume declines.

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

The cost of raw materials, of which newsprint is the major component, represented approximately 8% of our total operating costs in 2010. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

—	a reduction in the number of suppliers as a result of restructurings and consolidations in the North American newsprint industry;
—	declining newsprint supply as a result of paper mill closures and conversions to other grades of paper; and
—

other factors that adversely impact supplier profitability, including increases in operating expenses caused by raw material and energy costs, and a rise in the value of the Canadian dollar, which adversely affects Canadian suppliers whose costs are incurred in Canadian dollars but whose newsprint sales are priced in U.S. dollars.

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

P.12      2010 ANNUAL REPORT – Risk Factors

Sustained increases in costs of providing pension and employee health and welfare benefits and the underfunded status of our pension plans may adversely affect our operations, financial condition and liquidity.

Employee benefits, including pension expense, accounted for approximately 9% of our total operating costs in 2010. Our profitability is significantly impacted by increases in these costs that may be due to factors beyond our control, including interest rates and returns on plan assets, which affect our pension expense and may increase our funding obligations. Our qualified pension plans were underfunded as of the January 1, 2011, valuation date and we expect to make substantial contributions in the future to fund this deficiency. If interest rates decrease or investment returns are below expectations, those contributions may be higher than currently anticipated. As a result, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our operations, financial condition and liquidity.

A significant number of our employees are unionized, and our business and results of operations could be adversely affected if labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations.

Approximately 40% of our full-time equivalent work force are unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise, or if we are unable to negotiate labor contracts on reasonable terms, our ability to produce and deliver our most significant products could be impaired. In addition, our ability to make short-term adjustments to control compensation and benefits costs, rebalance our portfolio of businesses or otherwise adapt to changing business needs may be limited by the terms of our collective bargaining agreements.

Due to our participation in multiemployer pension plans, we have exposures under those plans that may extend beyond what our obligations would be with respect to our employees.

We participate in, and make periodic contributions to, various multiemployer pension plans that cover many of our union employees. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies.

We incurred significant pension withdrawal liabilities in 2009 in connection with amendments to various collective bargaining agreements affecting certain multiemployer pension plans, primarily at the Globe, and the closure of City & Suburban Delivery Systems, Inc. (“City & Suburban”), our retail and newsstand distribution subsidiary, which resulted in the partial or complete cessation of contributions to certain multiemployer plans. We may be required to make additional contributions under applicable law with respect to those plans or other multiemployer pension plans from which we may withdraw or partially withdraw. Our withdrawal liability for any multiemployer pension plan will depend on the extent of that plan’s funding of vested benefits. If a multiemployer pension plan in which we participate has significant underfunded liabilities, such underfunding will increase the size of our potential withdrawal liability.

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

Risk Factors – THE NEW YORK TIMES COMPANY      P.13

Divestitures have inherent risks, including possible delays in closing transactions (including potential difficulties in obtaining regulatory approvals), the risk of lower-than-expected sales proceeds for the divested businesses, unexpected costs associated with the separation of the business to be sold from our integrated information technology systems and other operating systems, and potential post-closing claims for indemnification. In addition, adverse economic or market conditions may result in fewer potential bidders and unsuccessful sales efforts. Expected cost savings, which are offset by revenue losses from divested businesses, may also be difficult to achieve or maximize due to our fixed cost structure.

Acquisitions also involve risks, including difficulties in integrating acquired operations, diversions of management resources, debt incurred in financing these acquisitions (including the related possible reduction in our credit ratings and increase in our cost of borrowing), differing levels of management and internal control effectiveness at the acquired entities and other unanticipated problems and liabilities. Competition for certain types of acquisitions, particularly digital properties, is significant. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy and may fall short of expected return on investment targets.

From time to time, we make noncontrolling minority investments in private entities and these investments may be subject to capital calls. We may have limited voting rights or an inability to influence the direction of such entities, although income from such investments may represent a significant portion of our income. Therefore, the success of these ventures may be dependent upon the efforts of our partners, fellow investors and licensees. These investments are generally illiquid, and the absence of a market inhibits our ability to dispose of them. This inhibition as well as an inability to control the timing or process relating to a disposition could adversely affect our liquidity and the value we may ultimately attain on a disposition. If the value of the companies in which we invest declines, we may be required to record a charge to earnings.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our debt agreements contain various covenants that limit our ability to engage in specified types of transactions. For example, these covenants, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to:

—	incur or guarantee additional debt or issue certain preferred equity;
—	pay dividends on or make distributions to holders of our common stock or make other restricted payments;
—	sell certain assets;
—	create or incur liens on certain assets to secure debt;
—	make certain investments;
—	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; or
—	enter into certain transactions with affiliates.

These restrictions limit our flexibility in operating our business and responding to opportunities.

Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.

Our long-term debt is currently rated below investment grade by Standard & Poor’s and Moody’s Investors Service. If our credit ratings remain below investment grade or are lowered further, borrowing costs for future long-term debt or short-term borrowing facilities may increase and our financing options, including our access to the unsecured borrowing market, would be more limited. We may also be subject to additional restrictive covenants that would reduce our flexibility. In addition, macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, would adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.

P.14      2010 ANNUAL REPORT – Risk Factors

We may be required to record non-cash impairment charges with respect to certain of our assets.

Each year, we evaluate the various components of our portfolio in connection with annual impairment testing. We also continually evaluate whether current factors or indicators require the performance of an interim impairment assessment of those assets, as well as other investments and other long-lived assets. We may be required to record a non-cash charge if the financial statement carrying value of an asset is in excess of its estimated fair value. Fair value could be adversely affected by weak economic or market conditions within our industry that may have an adverse impact on our cash flows or our stock price. An impairment charge would adversely affect our reported earnings.

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

Risk Factors – THE NEW YORK TIMES COMPANY      P.15

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located in our New York headquarters building in the Times Square area. The building was completed in 2007 and consists of approximately 1.54 million gross square feet, of which approximately 828,000 gross square feet of space have been allocated to us. We owned a leasehold condominium interest representing approximately 58% of the New York headquarters building until March 6, 2009, when one of our affiliates entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest (the “Condo Interest”). The sale-leaseback transaction encompassed 21 floors, or approximately 750,000 rentable square feet, currently occupied by us. The sale price for the Condo Interest was $225 million. We have an option, exercisable during the 10th year of the lease term, to repurchase the Condo Interest for $250 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years. We continue to own seven floors in our New York headquarters building, totaling approximately 216,000 rentable square feet, that were not included in the sale-leaseback transaction, of which six floors are leased to a third party.

In addition, we built a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site for which we have a ground lease. We have an option to purchase the property at any time before the lease ends in 2019. We own a facility in Boston, Mass., of 703,000 gross square feet that includes printing operations and offices. We also own properties with an aggregate of approximately 1,235,000 gross square feet and lease properties with an aggregate of approximately 370,000 rentable square feet in various locations. These properties, our New York headquarters and the College Point and Boston properties are used by our News Media Group. Properties leased by the About Group total approximately 46,000 rentable square feet.

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

P.16      2010 ANNUAL REPORT

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 22, 2011 (except as noted)
Corporate Officers
Arthur Sulzberger, Jr.	59	1978	Chairman (since 1997) and Publisher of The Times (since 1992)

Janet L. Robinson	60	1983	President and Chief Executive Officer (since 2005); Executive Vice President and Chief Operating Officer (2004); Senior Vice President, Newspaper Operations (2001 to 2004); President and General Manager of The Times (1996 to 2004)

Michael Golden	61	1984	Vice Chairman (since 1997); President and Chief Operating Officer, Regional Media Group (since 2009); Publisher of the IHT (2003 to 2008); Senior Vice President (1997 to 2004)

James M. Follo	51	2007	Senior Vice President and Chief Financial Officer (since 2007); Chief Financial and Administrative Officer, Martha Stewart Living Omnimedia, Inc. (2001 to 2006)

R. Anthony Benten	47	1989	Senior Vice President, Finance (since 2008); Corporate Controller (since 2007); Vice President (2003 to 2008); Treasurer (2001 to 2007)

Todd C. McCarty	45	2009	Senior Vice President, Human Resources (since 2009); Senior Vice President, Global Human Resources, The Reader’s Digest Association (2008 to 2009); Senior Vice President, Human Resources, Rite Aid Corporation (2005 to 2008); Senior Vice President, North American Human Resources, Starwood Hotels & Resorts Worldwide, Inc. (2000 to 2005)

Martin A. Nisenholtz	55	1995	Senior Vice President, Digital Operations (since 2005); Chief Executive Officer, New York Times Digital (1999 to 2005)

Kenneth A. Richieri	59	1983	Senior Vice President (since 2007), General Counsel (since 2006) and Secretary (from 2008 to February 2011); Vice President (2002 to 2007); Deputy General Counsel (2001 to 2005); Vice President and General Counsel, New York Times Digital (1999 to 2003)

Operating Unit Executives
Scott H. Heekin-Canedy	59	1987(1)	President and General Manager of The Times (since 2004); Senior Vice President, Circulation of The Times (1999 to 2004)

Christopher M. Mayer	49	1984	Publisher of the Globe and President of the New England Media Group (since 2010); Senior Vice President, Circulation and Operations of the Globe (2008 to 2009); Chief Information Officer and Senior Vice President of the Globe (2005 to 2008); Vice President, Circulation Sales of the Globe (2002 to 2005)

(1) Mr. Heekin-Canedy left the Company in 1989 and returned in 1992.

Executive Officers of the Registrant – THE NEW YORK TIMES COMPANY      P.17

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.

The number of security holders of record as of February 15, 2011, was as follows: Class A Common Stock: 7,044; Class B Common Stock: 28.

In February 2009, our Board of Directors voted to suspend the quarterly dividend on our Class A and Class B Common Stock. The decision to pay a dividend in future periods and the appropriate level of dividends will be considered by our Board of Directors on an ongoing basis in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any existing indebtedness, such as the terms of our 6.625% senior unsecured notes due 2016, which restrict our ability to pay dividends. See “Third-Party Financing” in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table sets forth, for the periods indicated, the high and low closing sales prices for the Class A Common Stock as reported on the New York Stock Exchange.

	2010		2009
Quarters	High	Low	High	Low
First Quarter	$14.67	$10.62	$7.70	$3.51
Second Quarter	12.80	8.35	6.99	4.52
Third Quarter	9.76	7.18	8.82	4.77
Fourth Quarter	10.00	7.60	12.16	7.32

P.18      2010 ANNUAL REPORT – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

EQUITY COMPENSATION PLAN INFORMATION

The following table presents information regarding our existing equity compensation plans as of December 26, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options and stock-based awards	21,769,000	[1]	$33	8,252,000	[2]
Employee Stock Purchase Plan	–		–	7,013,000	[3]

Total	21,769,000		–	15,265,000

Equity compensation plans not approved by security holders	None		None	None

(1)

Includes shares of Class A Common Stock to be issued upon exercise of outstanding stock options granted under the Company’s 1991 Executive Stock Incentive Plan (the “1991 Incentive Plan”), as well as its Non-Employee Directors’ Stock Option Plan or Non-Employee Directors’ Stock Incentive Plan (together, the “Directors’ Plans”). Includes shares of Class A Common Stock to be issued upon conversion of stock-settled restricted stock units under the 1991 Incentive Plan.

(2)

Includes shares of Class A stock available for future stock options to be granted under the Company’s 2010 Incentive Compensation Plan (the “2010 Incentive Plan”) and the Directors’ Plan. The 2010 Incentive Plan has 8,000,000 shares remaining for issuance upon the grant, exercise or other settlement of share-based awards. The Directors’ Plan provides for the issuance of up to 496,000 shares of Class A Common Stock in the form of stock options or restricted stock units. The amount reported for stock options includes the aggregate number of securities remaining (approximately 252,000 as of December 26, 2010) for future issuances under that plan. Stock options granted under the 1991 Incentive Plan, 2010 Incentive Plan and the Directors’ Plan must provide for an exercise price of 100% of the fair market value on the date of grant and, except in the case of the 2010 Incentive Plan (which does not specify a maximum term), a maximum term of 10 years.

(3)	Includes shares of Class A Common Stock available for future issuance under the Company’s Employee Stock Purchase Plan.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities – THE NEW YORK TIMES COMPANY      P.19

PERFORMANCE PRESENTATION

The following graph shows the annual cumulative total stockholder return for the five years ending December 31, 2010, on an assumed investment of $100 on December 31, 2005, in the Company, the Standard & Poor’s S&P 500 Stock Index and an index of peer group media companies. The peer group returns are weighted by market capitalization at the beginning of each year. The peer group is comprised of the Company and the following media companies: Gannett Co., Inc., Media General, Inc., The McClatchy Company and The Washington Post Company. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming monthly reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.

UNREGISTERED SALES OF EQUITY SECURITIES

On December 15, 2010, we issued 800 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B Common Stock into Class A Common Stock. The conversions, which were in accordance with our Certificate of Incorporation, did not involve a public offering and were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

P.20      2010 ANNUAL REPORT – Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total Number of Shares of Class A Common Stock Purchased (a)	Average Price Paid Per Share of Class A Common Stock (b)	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs (d)
September 27, 2010- October 31, 2010	–	$–	–	$91,386,000
November 1, 2010- November 28, 2010	–	–	–	$91,386,000
November 29, 2010- December 26, 2010	–	–	–	$91,386,000

Total for the fourth quarter of 2010	–	$–	–	$91,386,000

(1)

On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million. During the fourth quarter of 2010, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of February 15, 2011, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer  Purchases of Equity Securities – THE NEW YORK TIMES COMPANY      P.21

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes in Item 8. The results of operations for WQXR-FM and WQEW-AM, previously included in The New York Times Media Group, which is part of the News Media Group, have been presented as discontinued operations for all periods presented before the sale of WQXR-FM in 2009. The Broadcast Media Group’s results of operations have been presented as discontinued operations, and certain assets and liabilities are classified as held for sale for all periods presented before the Group’s sale in 2007. The pages following the table show certain items included in Selected Financial Data. All per share amounts on those pages are on a diluted basis. All fiscal years presented in the table below comprise 52 weeks, except 2006, which comprises 53 weeks.

	As of and for the Years Ended
(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007	December 31, 2006
Statement of Operations Data
Revenues	$2,393,463	$2,440,439	$2,939,764	$3,184,757	$3,274,387
Operating costs	2,136,927	2,307,800	2,783,076	2,919,031	2,986,853
Impairment of assets	16,148	4,179	197,879	11,000	814,433
Pension withdrawal expense	6,268	78,931	–	–	–
Net pension curtailment gain	–	53,965	–	–	–
Loss on leases and other	–	34,633	–	–	–
Gain/(loss) on sale of assets	–	5,198	–	(68,156)	–
Operating profit/(loss)	234,120	74,059	(41,191)	186,570	(526,899)
Income/(loss) from joint ventures	19,035	20,667	17,062	(2,618)	19,340
Gain on sale of investment	9,128	–	–	–	–
Interest expense, net	85,062	81,701	47,790	39,842	50,651
Premium on debt redemption	–	9,250	–	–	–
Income/(loss) from continuing operations before income taxes	177,221	3,775	(71,919)	144,110	(558,210)
Income/(loss) from continuing operations	108,705	1,569	(65,940)	86,960	(571,892)
Discontinued operations, net of income taxes	13	18,332	8,602	121,637	28,090
Net income/(loss) attributable to The New York Times Company common stockholders	$107,704	$19,891	$(57,839)	$208,704	$(543,443)

Balance Sheet Data
Property, plant and equipment - net	$1,156,786	$1,250,021	$1,353,619	$1,468,013	$1,375,365
Cash and cash equivalents and short-term investments	399,642	36,520	56,784	51,532	72,360
Total assets	3,285,741	3,088,557	3,401,680	3,473,092	3,855,928
Total debt and capital lease obligations	996,443	769,217	1,059,375	1,034,979	1,445,928
Total New York Times Company stockholders’ equity	659,927	604,042	503,963	978,200	819,842

P.22      2010 ANNUAL REPORT – Selected Financial Data

	As of and for the Years Ended
(In thousands, except ratios, per share and employee data)	December 26, 2010	December 27, 2009	December 28, 2008	December 30, 2007	December 31, 2006
Per Share of Common Stock
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.74	$0.01	$(0.46)	$0.61	$(3.95)
Discontinued operations, net of income taxes	0.00	0.13	0.06	0.84	0.19

Net income/(loss)	$0.74	$0.14	$(0.40)	$1.45	$(3.76)

Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.71	$0.01	$(0.46)	$0.61	$(3.95)
Discontinued operations, net of income taxes	0.00	0.13	0.06	0.84	0.19

Net income/(loss)	$0.71	$0.14	$(0.40)	$1.45	$(3.76)

Dividends per share	$–	$–	$.750	$.865	$.690
Stockholders’ equity per share	$4.32	$4.13	$3.51	$6.79	$5.67

Average basic shares outstanding	145,636	144,188	143,777	143,889	144,579

Average diluted shares outstanding	152,600	146,367	143,777	144,158	144,579

Key Ratios
Operating profit/(loss) to revenues	10%	3%	–1%	6%	–16%
Return on average common stockholders’ equity	17%	4%	–8%	23%	–48%
Return on average total assets	3%	1%	–2%	6%	–13%
Total debt and capital lease obligations to total capitalization	60%	56%	68%	51%	64%
Current assets to current liabilities(1)	1.70	1.00	.60	.68	.91
Ratio of earnings to fixed charges(2)	2.78	–	–	3.14	–

Full-Time Equivalent Employees	7,414	7,665	9,346	10,231	11,585

(1)	The current assets to current liabilities ratio is higher in 2010 because of a higher cash balance.
(2)	In 2009, 2008 and 2006, earnings were inadequate to cover fixed charges by approximately $16 million, $56 million and $579 million, respectively, due to certain charges in each year.

Selected Financial Data – THE NEW YORK TIMES COMPANY      P.23

The items below are included in the Selected Financial Data.

2010

The items below had an unfavorable effect on our results of $17.8 million, or $.13 per share:

—

a $16.1 million pre-tax charge ($10.1 million after tax, or $.07 per share) for the impairment of assets at the Globe’s printing facility in Billerica, Mass., whose results are included in The New England Media Group.

—

a $12.7 million pre-tax gain from the sale of an asset at one of the paper mills in which we have an investment. Our share of the pre-tax gain, after eliminating the noncontrolling interest portion, is $10.2 million ($6.4 million after tax, or $.04 per share).

—	an $11.4 million one-time tax charge ($.07 per share) for the reduction in future tax benefits for retiree health benefits resulting from the federal health care legislation enacted in 2010.
—	a $9.1 million pre-tax gain ($5.3 million after tax, or $.03 per share) from the sale of 50 of our 750 units in Fenway Sports Group.
—	a $6.8 million pre-tax charge ($4.1 million after tax, or $.03 per share) for severance costs.
—

a $6.3 million pre-tax charge ($3.9 million after tax, or $.03 per share) for an adjustment to estimated pension withdrawal obligations under several multiemployer pension plans at the Globe, whose results are included in the New England Media Group.

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
—

a $34.6 million pre-tax charge ($20.0 million after tax, or $.13 per share) for a loss on leases ($31.1 million) and a fee ($3.5 million) for the early termination of a third-party printing contract. The lease charge includes a $22.8 million charge for a loss on leases associated with the closure of City & Suburban, our retail and newsstand distribution subsidiary, and an $8.3 million loss on a lease for office space at The New York Times Media Group.

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

—	an $18.3 million pre-tax, non-cash charge ($10.4 million after tax, or $.07 per share) for the impairment of assets for a systems project.

P.24      2010 ANNUAL REPORT – Selected Financial Data

—	a $5.6 million pre-tax, non-cash charge ($3.5 million after tax, or $.02 per share) for the impairment of our 49% ownership interest in Metro Boston.

2007

The items below increased net income by $18.8 million, or $.13 per share:

—	a $190.0 million pre-tax gain ($94.0 million after tax, or $.65 per share) from the sale of the Broadcast Media Group.
—	a $68.2 million net pre-tax loss ($41.3 million after tax, or $.29 per share) from the sale of assets, mainly our Edison, N.J., facility, which we closed in March 2008.
—	a $42.6 million pre-tax charge ($24.4 million after tax, or $.17 per share) for accelerated depreciation of certain assets at the Edison, N.J., facility.
—	a $39.6 million pre-tax gain ($21.2 million after tax, or $.15 per share) from the sale of WQEW-AM.
—	a $35.4 million pre-tax charge ($20.2 million after tax, or $.14 per share) for severance costs.
—	an $11.0 million pre-tax, non-cash charge ($6.4 million after tax, or $.04 per share) for the impairment of an intangible asset at the T&G, whose results are included in the New England Media Group.
—	a $7.1 million pre-tax, non-cash charge ($4.1 million after tax, or $.03 per share) for the impairment of our 49% ownership interest in Metro Boston.

2006

The items below had an unfavorable effect on our results of $763.0 million, or $5.28 per share:

—	an $814.4 million pre-tax, non-cash charge ($735.9 million after tax, or $5.09 per share) for the impairment of goodwill and other intangible assets at the New England Media Group.
—	a $34.3 million pre-tax charge ($19.6 million after tax, or $.14 per share) for severance costs.
—	a $20.8 million pre-tax charge ($11.5 million after tax, or $.08 per share) for accelerated depreciation of certain assets at our Edison, N.J., facility.
—	a $14.3 million increase in pre-tax income ($8.3 million after tax, or $.06 per share) related to the additional week in our 2006 fiscal calendar.
—	a $7.8 million pre-tax loss ($4.3 million after tax, or $.03 per share) from the sale of our 50% ownership interest in Discovery Times Channel, which we sold in October 2006.

Selected Financial Data – THE NEW YORK TIMES COMPANY      P.25

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 26, 2010, and results of operations for the three years ended December 26, 2010. This item should be read in conjunction with our Consolidated Financial Statements and the related Notes included in this Annual Report.

EXECUTIVE OVERVIEW

We are a diversified media company that currently includes newspapers, digital businesses, investments in paper mills and other investments. We classify our businesses based on our operating strategies into two reportable segments, the News Media Group and the About Group.

The News Media Group consists of the following divisions:

—	The New York Times Media Group, which includes The Times, the IHT, NYTimes.com and related businesses;
—	the New England Media Group, which includes the Globe, Boston.com, the T&G, Telegram.com and related businesses; and
—

the Regional Media Group, which includes 14 daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina, their Web sites, other print publications and related businesses.

The About Group consists of About.com, ConsumerSearch.com, UCompareHealthCare.com and CalorieCount.com and related businesses.

Our revenues were $2.4 billion in 2010. The percentage of revenues contributed by division is below.

News Media Group

The News Media Group generates revenues principally from print and digital advertising and through circulation. Other revenues, primarily consist of revenues from news services/syndication, commercial printing, rental income and digital archives. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

News Media Group revenues in 2010 by category and percentage share are below.

P.26      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

About Group

The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in 2010) are derived from the sale of cost-per-click and display advertising. Cost-per-click advertising accounted for 57% of the About Group’s total advertising revenues in 2010. The About Group’s main operating costs are employee-related costs and content and hosting costs.

Joint Ventures

Our investments accounted for under the equity method are as follows:

—	a 49% interest in Metro Boston, which publishes a free daily newspaper in the greater Boston area;
—	a 49% interest in a Canadian newsprint company, Malbaie;
—	a 40% interest in a partnership, Madison, operating a supercalendered paper mill in Maine;
—	a 25% interest in quadrantONE, an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites; and
—

a 16.57% interest in New England Sports Ventures, doing business as Fenway Sports Group, which owns the Boston Red Sox baseball club; Liverpool Football Club (a soccer team in the English Premier League); approximately 80% of New England Sports Network (a regional cable sports network that televises the Red Sox and Boston Bruins hockey games); and 50% of Roush Fenway Racing (a leading NASCAR team). In the second quarter of 2010, we sold 50 of our units in Fenway Sports Group, and we are exploring the sale of our remaining 700 units, in whole or in parts.

Business Environment

We believe that a number of factors and industry trends have had, and will continue to have, an adverse effect on our business and prospects. These include the following:

Economic conditions

The challenging business environment in 2010 adversely affected our advertising revenues. Advertising spending, which drives a significant portion of our revenues, is susceptible to economic conditions. Advertising revenue trends improved in 2010 with the rate of decline in print advertising revenues moderating compared with 2009, as encouraging signs of improvement were seen in the overall economy. Weak national and local economic conditions, particularly in the New York City and Boston metropolitan regions, affect the levels of our national, classified and retail advertising revenue. Changes in spending patterns and priorities, including shifts in marketing strategies and budget cuts of key advertisers, in response to weak economic conditions, have depressed and may continue to depress our advertising revenue.

Secular shift to digital media choices

The competition for advertising revenue in various markets has intensified as a result of the continued development of digital media technologies. We expect that technological developments will continue to favor digital media choices, adding to the challenges posed by audience fragmentation.

We have expanded and will continue to expand our digital offerings; however, most of our revenues are currently from traditional print products where advertising revenues are declining. We believe that the shift from traditional media forms to a growing number of digital media choices has contributed to, and may continue to contribute to, a decline in print advertising. In digital advertising, the marketplace has experienced significant downward pressure on advertising rates as a result of significant increases in inventory. As the advertising climate remains challenged, media companies have been re-evaluating their business models, with some moving towards various forms of digital pay models that will depend on greater market acceptance and a shift in consumer attitudes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.27

Circulation

Circulation is another significant source of revenue for us. Circulation revenues are affected by circulation and readership levels. In recent years, our newspaper properties, and the newspaper industry as a whole, have experienced declining print circulation volume. This is due to, among other factors, increased competition from new digital formats and sources other than traditional newspapers (often free to users), declining discretionary spending by consumers, higher subscription and newsstand rates and a growing preference among some consumers for receiving all or a portion of their news from a variety of sources.

Costs

A significant portion of our costs are fixed costs and therefore we are limited in our ability to reduce costs in the short term. Our most significant costs are employee-related costs and raw materials, which together accounted for approximately 50% of our total operating costs in 2010. Changes in employee-related costs and the price and availability of newsprint can materially affect our operating results.

For a discussion of these and other factors that could affect our results of operations and financial condition, see “Forward-Looking Statements” and “Item 1A – Risk Factors.”

Our Strategy

Our results in 2010 reflect our ability to manage the business during a period of transformation for our industry and amidst uneven economic conditions. We anticipate that the challenges we currently face will continue, and we believe that the following elements are key to our efforts to address them.

Extending the reach of our brands

Because of our high-quality content, we believe we have very powerful and trusted brands that attract educated, affluent and influential audiences. We are addressing the increasingly fragmented media landscape by building on the strength of our brands, particularly The Times. We have significantly expanded our presence on new digital platforms and added new tools and multimedia features across our properties. To better serve the distinct audiences of the Globe and Boston.com, the Globe also plans to extend its reach by launching a new paid subscription site, BostonGlobe.com, in the second half of 2011.

Strengthening our digital businesses

Our goal is to grow our digital businesses by broadening our audiences, deepening engagement and monetizing the usage of our Web sites. We are pursuing a multiplatform strategy across our Company with new digital products and new platforms, such as mobile, social media networks and reader application products.

Our digital businesses provide diversified advertising revenue. NYTimes.com benefits from the large national advertiser base that The Times brand attracts, and About.com generates most of its revenues from cost-per-click and display advertising. We are also focused on continuing to offer a premier environment for integrated brand advertising across platforms through advertising product innovation and our integrated print and digital sales structure.

Diversifying our revenue streams

As the advertising marketplace changes, we plan to continue to diversify our revenue streams to make us less susceptible to the inevitable economic cycles and to respond to the secular changes in our industry.

In response, we have sought to strengthen our national advertising presence at The Times. In 2010, approximately 57% of the News Media Group’s advertising revenues were from national advertising.

Our digital businesses also provide meaningful diversification during our transition to an increasingly multiplatform company, with 16.2% of all revenues and 26.3% of all advertising rev-

P.28      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

enues in 2010 derived from our digital businesses. We have begun offering paid subscriptions of our content through several e-reader platforms. In early 2011, we also plan to introduce a pay model for NYTimes.com and across digital platforms with the intention of developing a second digital revenue stream, while preserving our digital advertising business. We will implement a metered model that will offer users free access to a set number of articles per month and then charge users who are not print subscribers once they exceed that number. We have also announced plans to launch a pay model for a new paid subscription Web site, BostonGlobe.com, in the second half of 2011. As our news and information are being featured in an increasingly broad range of platforms and devices, we will continue to examine our circulation pricing in coordination with our overall multiplatform strategy to reflect the extended reach of our content.

Restructuring our cost base

Over the past few years, we have focused on realigning our cost base to ensure that we are operating our businesses as efficiently as possible, while maintaining the quality of our journalism and achieving our long-term strategy. We took significant actions in 2009 to re-engineer our cost base, which led to a $475 million reduction in operating costs in 2009. While expense control efforts have become more challenging as we have cycled past those actions, we reduced our operating costs by approximately $171 million in 2010. While we expect higher newsprint prices and pension expense, we remain focused on managing our expenses to identify further efficiencies in our operations and to respond to the secular changes in our industry.

Managing our portfolio of businesses

Over the past several years, we have been managing our portfolio of businesses, focusing more on growth areas, such as digital. We also continue to evaluate our businesses to determine whether they are meeting our targets for financial performance, growth and return on investment and whether they remain relevant to our strategy.

Managing our pension-related obligations

The funded status of our qualified defined benefit pension plans has been adversely affected by the current interest rate environment and required contributions for our qualified pension plans can have a significant impact on future cash flows.

For purposes of accounting principles generally accepted in the United States of America (“GAAP”), we estimated that our qualified pension plans were underfunded (meaning the present value of future obligations exceeded the fair value of plan assets) as of December 26, 2010, by approximately $442 million, an improvement of approximately $79 million from our fiscal year-end 2009.

For funding purposes as measured in accordance with the Employee Retirement Income Security Act (“ERISA”), based on preliminary results, as of January 1, 2011, the underfunded status of our qualified pension plans was approximately $270 million, an improvement of approximately $150 million from the prior year. In 2010, the funded status of these pension plans benefited from the contributions made and favorable performance in pension assets, offset in part by lower interest rates.

We made contributions totaling approximately $176 million in 2010 to certain qualified pension plans. The majority of these contributions were discretionary. We made a $9.0 million contribution to one of our qualified pension plans in January 2011. We may make discretionary contributions in 2011 to our Company-sponsored qualified pension plans based on cash flows, pension asset performance, interest rates and other factors, but we will not be required to make mandatory contributions in 2011, except for contractual contributions of approximately $32 million in connection with The New York Times Newspaper Guild pension plan.

We have taken a number of other steps to manage our pension-related obligations. At the end of 2009, we froze our non-union pension plan. In addition, in connection with amending certain collective bargaining agreements in 2009, we froze a qualified pension plan and withdrew or partially withdrew from various multiemployer pension plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.29

In addition, we have focused on managing our multiemployer pension plans. While certain of our cost management efforts have created pension withdrawal liabilities, principally in connection with certain union agreements at the Globe and the closure of our wholesale distribution business, we believe these measures were an important step to address pension obligations that we projected would otherwise have continued to grow over time.

Improving our liquidity

We have continued to manage our liquidity position by improving our financial flexibility and we remain focused on reducing our total debt.

We have improved our financial flexibility through the cash we generate from our businesses, and the decisive steps we have taken to reduce costs, manage capital spending, suspend our dividend and rebalance our portfolio of assets. In addition, in November 2010, we completed a $225.0 million private debt offering of 6.625% senior unsecured notes due 2016, and we intend to use the net proceeds for general corporate purposes including, among other things, to pay down debt and other financial obligations as part of our refinancing strategy.

With our strong cash flows from operations in 2010, along with proceeds from the private debt offering, we ended 2010 with cash, cash equivalents and short-term investments of approximately $400 million, even after making pension contributions totaling approximately $176 million during the year. As of December 26, 2010, our total debt and capital lease obligations was approximately $996 million and our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, was approximately $597 million, which we believe provides a useful measure of our liquidity and overall debt position.

The majority of our debt matures in 2015 or later. Our $400.0 million revolving credit facility expires in June 2011. As of December 26, 2010, other than letters of credit of approximately $62 million, we had no borrowings under the facility. We believe our cash balance and cash provided by operations, in combination with other financing sources, will be sufficient to meet our immediate financing needs. We expect that the renewal or replacement of the revolving credit facility, if any, would be at a reduced level and would require additional restrictions and/or be on a secured basis.

Our decisive steps to manage capital spending further contributed to our improved liquidity in 2010. In 2010, our capital expenditures totaled approximately $35 million. We project capital expenditures will be approximately $45 to $55 million in 2011, as we invest in, among other things, digital initiatives across our Company.

Outlook

We remain in a challenging business environment, resulting in lingering uncertainty about the economic outlook and an increasingly competitive landscape. Advertising revenue continues to be highly volatile and visibility remains limited. In January 2011, print advertising revenues decreased at approximately the same level we experienced in the fourth quarter of 2010 and digital advertising revenues increased in the mid-single digits, as we experienced continued strength at the News Media Group, partially offset by softness at the About Group.

We expect circulation revenues in the first quarter of 2011 to decrease in line with the declines we experienced in the second half of 2010.

Given current industry forecasts, we expect newsprint prices to increase and negatively impact operating expense, particularly in the first half of 2011.

For 2011, we project capital expenditures to be between $45 and $55 million. We expect depreciation and amortization to be $125 to $130 million and interest expense, net to be $100 to $105 million.

P.30      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

The following table presents our consolidated financial results.

	December 26, 2010	December 27, 2009	December 28, 2008	% Change
(In thousands)				10-09	09-08
Revenues
Advertising	$1,300,361	$1,336,291	$1,771,033	(2.7)	(24.5)
Circulation	931,493	936,486	910,154	(0.5)	2.9
Other	161,609	167,662	258,577	(3.6)	(35.2)

Total revenues	2,393,463	2,440,439	2,939,764	(1.9)	(17.0)

Operating costs
Production costs:
Raw materials	160,422	166,387	250,843	(3.6)	(33.7)
Wages and benefits	498,270	524,782	620,573	(5.1)	(15.4)
Other	303,086	330,061	438,927	(8.2)	(24.8)

Total production costs	961,778	1,021,230	1,310,343	(5.8)	(22.1)
Selling, general and administrative costs	1,054,199	1,152,874	1,328,432	(8.6)	(13.2)
Depreciation and amortization	120,950	133,696	144,301	(9.5)	(7.3)

Total operating costs	2,136,927	2,307,800	2,783,076	(7.4)	(17.1)

Impairment of assets	16,148	4,179	197,879	*	(97.9)
Pension withdrawal expense	6,268	78,931	–	(92.1)	N/A
Net pension curtailment gain	–	53,965	–	N/A	N/A
Loss on leases and other	–	34,633	–	N/A	N/A
Gain on sale of assets	–	5,198	–	N/A	N/A

Operating profit/(loss)	234,120	74,059	(41,191)	*	*
Income from joint ventures	19,035	20,667	17,062	(7.9)	21.1
Gain on sale of investment	9,128	–	–	N/A	N/A
Interest expense, net	85,062	81,701	47,790	4.1	71.0
Premium on debt redemption	–	9,250	–	N/A	N/A

Income/(loss) from continuing operations before income taxes	177,221	3,775	(71,919)	*	*
Income tax expense/(benefit)	68,516	2,206	(5,979)	*	*

Income/(loss) from continuing operations	108,705	1,569	(65,940)	*	*
Discontinued operations:
(Loss)/income from discontinued operations, net of income taxes	–	(1,156)	302	N/A	*
Gain on sale, net of income taxes	13	19,488	8,300	(99.9)	*

Income/(loss) from discontinued operations, net of income taxes	13	18,332	8,602	(99.9)	*

Net income/(loss)	108,718	19,901	(57,338)	*	*
Net income attributable to the noncontrolling interest	(1,014)	(10)	(501)	*	(98.0)

Net income/(loss) attributable to The New York Times Company common stockholders	$107,704	$19,891	$(57,839)	*	*

*	Represents an increase or decrease in excess of 100%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations  –THE NEW YORK TIMES COMPANY      P.31

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	December 26, 2010	December 27, 2009	December 28, 2008	% Change
(In thousands)				10-09	09-08
Revenues
News Media Group	$2,257,386	$2,319,378	$2,824,469	(2.7)	(17.9)
About Group	136,077	121,061	115,295	12.4	5.0

Total revenues	$2,393,463	$2,440,439	$2,939,764	(1.9)	(17.0)

News Media Group

Advertising, circulation and other revenues by division of the News Media Group and for the Group as a whole were as follows:

	December 26, 2010	December 27, 2009	December 28, 2008	% Change
(In thousands)				10-09	09-08
The New York Times Media Group
Advertising	$780,424	$797,298	$1,067,916	(2.1)	(25.3)
Circulation	683,717	683,445	668,129	0.0	2.3
Other	92,697	101,118	180,510	(8.3)	(44.0)

Total	$1,556,838	$1,581,861	$1,916,555	(1.6)	(17.5)

New England Media Group
Advertising	$213,720	$230,886	$319,114	(7.4)	(27.6)
Circulation	167,360	167,998	154,201	(0.4)	8.9
Other	42,809	41,710	50,334	2.6	(17.1)

Total	$423,889	$440,594	$523,649	(3.8)	(15.9)

Regional Media Group
Advertising	$177,056	$192,924	$276,463	(8.2)	(30.2)
Circulation	80,416	85,043	87,824	(5.4)	(3.2)
Other	19,187	18,956	19,978	1.2	(5.1)

Total	$276,659	$296,923	$384,265	(6.8)	(22.7)

Total News Media Group
Advertising	$1,171,200	$1,221,108	$1,663,493	(4.1)	(26.6)
Circulation	931,493	936,486	910,154	(0.5)	2.9
Other	154,693	161,784	250,822	(4.4)	(35.5)

Total	$2,257,386	$2,319,378	$2,824,469	(2.7)	(17.9)

Advertising Revenue

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. The challenging business environment in 2010, including the transformation of our industry and an uneven economic recovery, adversely affected our advertising revenues. Advertising spending, which drives a significant portion of our revenues, is susceptible to economic conditions. Changes in spending patterns and priorities, including shifts in marketing strategies and budget cuts, of key advertisers in response to uneven economic conditions and alternative digital advertising platforms, contributed to the decline in print advertising revenues and the growth in digital advertising revenues. Advertising revenue trends improved in 2010 with the rate of decline in print advertising revenues moderating compared with 2009, as encouraging signs of improvement were seen in the overall economy. In 2010, News Media Group advertising revenues decreased primarily due to lower print volume across most advertising categories, offset in part by higher digital advertising. Print advertising revenues, which represented approximately 82% of total advertising

P.32      2010 ANNUAL REPORT – Management’s Discussion and  Analysis of Financial Condition and Results of Operations

revenues for the News Media Group, declined 7.9% in 2010, mainly due to lower national and retail advertising. Digital advertising revenues grew 18.3% in 2010, mainly driven by growth in national advertising.

In 2009, News Media Group advertising revenues decreased primarily due to lower print and digital volume. Print advertising revenues, which represented approximately 85% of total advertising revenues for the News Media Group, declined 28.8% in 2009. Digital advertising revenues declined 10.9% in 2009, mainly due to classified advertising declines.

Advertising revenues (print and digital) by category for the News Media Group were as follows:

	December 26, 2010	December 27, 2009	December 28, 2008	% Change
(In thousands)				10-09	09-08
News Media Group
National	$664,377	$667,732	$857,616	(0.5)	(22.1)
Retail	277,196	301,075	397,949	(7.9)	(24.3)
Classified	190,911	213,823	357,827	(10.7)	(40.2)
Other	38,716	38,478	50,101	0.6	(23.2)

Total	$1,171,200	$1,221,108	$1,663,493	(4.1)	(26.6)

Below is a percentage breakdown of 2010 advertising revenue by division:

	National	Retail and Preprint	Classified				Total Classified	Other Advertising Revenue	Total
			Help Wanted	Real Estate	Auto	Other
The New York Times Media Group	76%	13%	2%	5%	1%	2%	10%	1%	100%
New England Media Group	30	33	5	7	8	7	27	10	100
Regional Media Group	6	60	4	7	8	9	28	6	100
Total News Media Group	57	24	3	6	3	4	16	3	100

The New York Times Media Group

Total advertising revenues declined in 2010 compared with 2009 primarily due to lower print advertising revenues, particularly in national and classified advertising, offset in part by strong growth in digital national advertising revenues.

National advertising revenues were flat compared with 2009 as the declines in print advertising offset the solid growth in digital advertising revenues. The gains in digital advertising were offset by declines in print advertising primarily due to lower volume in the studio entertainment, telecommunications and financial services categories in 2010. Increased spending in the financial services, American fashion and media categories contributed to growth in national digital advertising in 2010.

Soft economic conditions throughout 2010 continued to negatively affect retail advertising, which decreased in 2010 compared with 2009. Retail advertising declined primarily due to lower volume in various print advertising categories, such as mass market and department stores advertising. While retail advertising experienced declines in the first three quarters of 2010 compared with the respective periods in 2009, both digital and print retail advertising revenues grew in the fourth quarter of 2010 compared with the fourth quarter of 2009 mainly as advertisers responded to increased consumer spending.

Classified advertising revenues declined in 2010 compared with 2009 primarily due to declines in all print categories (real estate, automotive and help-wanted). While all print classified advertising categories continued to be negatively affected by soft economic conditions and experienced secular shifts to digital alternatives, digital real estate advertising revenues grew in 2010 compared with 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations  – THE NEW YORK TIMES COMPANY      P.33

Total advertising revenues declined in 2009 compared with 2008 primarily due to lower print advertising, particularly in the national category. Digital advertising also declined, principally in the classified and national categories.

National advertising revenues decreased in 2009 compared with 2008 primarily due to lower print advertising. National print advertising was negatively affected by weak economic conditions, with significant categories, such as studio entertainment, financial services and international fashion, experiencing declines. National digital advertising also experienced volume declines in 2009 compared with 2008. In the fourth quarter of 2009, the national print advertising revenue declines lessened as the quarter progressed, and national digital advertising increased, as advertising demand improved as the economy began to recover.

Retail advertising revenues in 2009 declined compared with 2008 mainly because of lower volume in various print categories. Continued economic weakness contributed to shifts in marketing strategies and budget cuts of major advertisers, which negatively affected retail advertising.

Classified advertising revenues declined in 2009 compared with 2008 mainly due to declines in all print categories (real estate, help-wanted and automotive) and digital categories. Weak economic conditions contributed to the declines in print and digital classified advertising, with declines in print classified advertising exacerbated by secular shifts to digital alternatives, particularly in the help-wanted and real estate categories.

New England Media Group

Total advertising revenues declined in 2010 compared with 2009 mainly due to continued declines in print advertising revenue, partially offset by growth in digital advertising. Retail, national and classified advertising revenues decreased primarily due to lower volume in various print advertising categories. Print declines were also exacerbated by secular shifts to digital advertising. Digital advertising revenues grew in 2010 compared with 2009 mainly as a result of higher national advertising volume.

Total advertising revenues declined in 2009 compared with 2008 primarily due to continued declines in print advertising revenue. Digital advertising also declined. Retail, national and particularly classified advertising revenues declined in 2009 compared with 2008, mainly due to declines in various print and digital advertising categories. Soft economic conditions and challenging market conditions in the Boston and greater New England area led to declines in all print categories of classified advertising revenues (help-wanted, real estate and automotive) and nearly all digital classified categories (mainly help-wanted and real estate). The help-wanted category experienced the most significant declines due to the continued softness in the job market. Print declines were also exacerbated by secular shifts to digital advertising.

Regional Media Group

Total advertising revenues declined in 2010 compared with 2009 primarily due to declines in print advertising revenue, partially offset by growth in digital advertising revenues. Print advertising revenues experienced declines mainly due to lower volume in the retail and classified (real estate and automotive) advertising categories. Soft economic conditions continued to contribute to declines in the retail sector. Digital advertising revenues grew in 2010 compared with 2009 mainly as a result of higher national advertising volume.

Total advertising revenues declined in 2009 compared with 2008 primarily due to declines in all print categories, particularly in the retail and classified areas (real estate, help-wanted and automotive). Soft economic conditions contributed to declines in the Florida and the California housing markets. About two-thirds of the Regional Media Group advertising revenues came from newspapers in Florida and California. Also, in 2009, digital classified and retail advertising decreased due to continued economic weakness.

P.34      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Circulation Revenue

Circulation revenue is based on the number of copies sold and the subscription and newsstand rates charged to customers.

Circulation revenues in 2010 were flat compared with 2009 primarily as declines in copies sold across the News Media Group offset the subscription and newsstand price increases implemented by both The Times and the Globe in the second quarter of 2009.

Circulation revenues in 2009 increased compared with 2008 mainly because of higher subscription and newsstand prices, offset in part by volume declines across the News Media Group and the impact of the closure of City & Suburban in early January 2009.

Other Revenue

Other revenues for the News Media Group decreased in 2010 compared with 2009 primarily because of lower digital archives and commercial printing revenues.

Other revenues for the News Media Group decreased in 2009 compared with 2008 primarily due to lower revenues from our wholesale delivery operations as a result of the closure of City & Suburban in early January 2009 in addition to lower commercial printing revenues.

About Group

In 2010, revenues for the About Group increased primarily due to growth in display and cost-per-click advertising as a result of higher rates and page views compared with 2009. However, uneven economic conditions, as well as competitive pressures in the market, negatively impacted display advertising in the fourth quarter of 2010. In addition, design changes in cost-per-click advertisements served by Google had a negative impact on page views and click-through rates in the second half of 2010, and we expect that to be the case through the first half of 2011.

In 2009, revenues for the About Group increased primarily due to higher advertising rates in cost-per-click advertising and higher volume of display advertising, which showed an improving trend compared with 2008.

Operating Costs

Below are charts of our consolidated operating costs.

Components of Consolidated Operating Costs	Consolidated Operating Costs as a Percentage of Revenues

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.35

Operating costs were as follows:

	December 26, 2010	December 27, 2009	December 28, 2008	% Change
(In thousands)				10-09	09-08
Operating costs
Production costs:
Raw materials	$160,422	$166,387	$250,843	(3.6)	(33.7)
Wages and benefits	498,270	524,782	620,573	(5.1)	(15.4)
Other	303,086	330,061	438,927	(8.2)	(24.8)

Total production costs	961,778	1,021,230	1,310,343	(5.8)	(22.1)
Selling, general and administrative costs	1,054,199	1,152,874	1,328,432	(8.6)	(13.2)
Depreciation and amortization	120,950	133,696	144,301	(9.5)	(7.3)

Total operating costs	$2,136,927	$2,307,800	$2,783,076	(7.4)	(17.1)

Production Costs

Total production costs in 2010 decreased compared with 2009 primarily due to lower compensation and benefits costs ($27 million) and outside printing and distribution costs ($12 million), mainly reflecting the impact of a reduced workforce and cost-saving initiatives, as well as lower raw materials expense ($6 million), primarily newsprint.

In 2010, newsprint expense declined 6.7%, with 8.5% from lower consumption offset in part by 1.8% from higher pricing. Newsprint prices hit the bottom of the cycle in the third quarter of 2009, but increased steadily through the first half of 2010. Although we did not experience significant newsprint price increases in the second half of 2010, newsprint prices were higher than the same period in 2009.

Total production costs in 2009 decreased compared with 2008 primarily as a result of savings from our strategy to reengineer our cost base and declining raw materials expense. Our staff reduction efforts and other cost-saving initiatives lowered compensation costs and benefits expense by approximately $95 million.

In 2009, raw materials expense declined approximately $84 million, primarily in newsprint. Newsprint expense declined 30.3%, with 19.4% from lower consumption and 10.9% from lower pricing. Newsprint prices increased in 2008, reaching a peak in the fourth quarter, and then declined significantly until the third quarter of 2009 due to an oversupply of newsprint in the market as a result of a rapid decline in consumption.

The closure of City & Suburban in January 2009 contributed approximately $49 million in production cost savings in 2009.

Selling, General and Administrative Costs

Total selling, general and administrative costs in 2010 decreased compared with 2009 primarily due to lower severance costs ($48 million) as a result of the timing of workforce reduction programs, lower bad debt expense ($16 million) due to improvements in the overall economy and lower benefits expense ($11 million), professional fees ($8 million) and various other costs.

Total selling, general and administrative costs in 2009 decreased compared with 2008, primarily as a result of savings from our strategy to reengineer our cost base. In 2009, our cost reduction efforts resulted in approximately $68 million of savings from the closure of City & Suburban and $49 million in lower promotion costs and professional fees. In addition, we had lower severance costs of approximately $26 million.

P.36      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Depreciation and Amortization

Consolidated depreciation and amortization by reportable segment, Corporate and the Company as a whole, were as follows:

	December 26, 2010	December 27, 2009	December 28, 2008	% Change
(In thousands)				10-09	09-08
Depreciation and amortization
News Media Group	$109,341	$122,609	$124,254	(10.8)	(1.3)
About Group	11,609	11,087	12,251	4.7	(9.5)
Corporate	–	–	7,796	N/A	N/A

Total depreciation and amortization	$120,950	$133,696	$144,301	(9.5)	(7.3)

Depreciation and amortization decreased at the News Media Group in 2010 compared with 2009 primarily due to the accelerated depreciation expense recognized in 2009 for assets at the Billerica, Mass., printing facility. We completed the consolidation of this printing facility with the Globe’s printing facility in Boston, Mass., in the second quarter of 2009.

Beginning in 2009, we began to allocate Corporate’s depreciation and amortization expense to our operating segments. Therefore, Corporate did not recognize depreciation and amortization expense in 2010 or 2009.

Segment Operating Costs

The following table sets forth consolidated costs by reportable segment, Corporate and the Company as a whole.

	December 26, 2010	December 27, 2009	December 28, 2008	% Change
(In thousands)				10-09	09-08
Operating costs
News Media Group	$2,015,728	$2,182,964	$2,657,537	(7.7)	(17.9)
About Group	74,125	70,180	75,905	5.6	(7.5)
Corporate	47,074	54,656	49,634	(13.9)	10.1

Total operating costs	$2,136,927	$2,307,800	$2,783,076	(7.4)	(17.1)

News Media Group

In 2010, operating costs for the News Media Group decreased compared with 2009 primarily due to declines across most major categories. Lower severance costs ($46 million), compensation and benefits costs ($30 million), bad debt expense ($17 million), outside printing and distribution costs ($16 million), and depreciation and amortization costs ($13 million) were the main drivers. Lower severance costs were due to the timing of workforce reduction programs and lower compensation and benefits costs reflect the impact of our reduced workforce and cost-saving initiatives. Lower bad debt expense was a result of improved economic conditions compared with 2009. Lower outside printing and distribution costs mainly reflect the impact of cost-saving initiatives.

In 2009, operating costs for the News Media Group decreased compared with 2008 primarily due to reductions in nearly all major expense categories as a result of our strategy to reengineer our cost base and declining raw materials expense. The closure of City & Suburban in January 2009 contributed approximately $119 million in cost savings in 2009. Our cost-saving initiatives lowered compensation costs and benefits expense by approximately $106 million and promotion costs and professional fees by approximately $44 million. Raw materials expense declined approximately $84 million, particularly in newsprint, mainly as a result of lower newsprint consumption. In addition, we had lower severance costs of approximately $27 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.37

About Group

Operating costs for the About Group increased in 2010 compared with 2009 primarily due to higher compensation and benefits costs ($2.2 million) and higher marketing costs ($0.5 million).

Operating costs for the About Group decreased in 2009 compared with 2008 primarily due to reductions in nearly all major categories as a result of cost-saving initiatives. These efforts lowered marketing costs ($2.1 million) and professional fees ($1.6 million). Depreciation and amortization expense also declined in 2009 ($1.1 million).

Corporate

Operating costs for Corporate decreased in 2010 compared with 2009 primarily due to lower professional fees ($6.7 million) and benefits and compensation costs ($3.2 million), offset in part by a one-time benefit from the sale of an asset ($1.8 million) in the second quarter of 2009.

Operating costs for Corporate increased in 2009 compared with 2008 primarily due to higher performance-related compensation costs and benefits expense ($19.2 million), offset in part by lower depreciation expense ($7.8 million).

Other Items

Impairment of Assets

2010

We consolidated the Globe’s printing facility in Billerica, Mass., into the Boston, Mass., printing facility in the second quarter of 2009. After exploring different opportunities for the assets at Billerica, we entered into an agreement in the third quarter of 2010 to sell the majority of these assets to a third party. Therefore, assets with a carrying value of approximately $20 million were written down to their fair value, resulting in a $16.1 million impairment charge in 2010.

There were no impairment charges in connection with our 2010 annual impairment test, which was completed in the fourth quarter. However, the Regional Media Group’s estimated fair value continues to approximate its carrying value in 2010. The Regional Media Group includes approximately $152 million of goodwill in 2010.

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

We estimated a 2% annual growth rate to arrive at a “normalized” residual year representing the perpetual cash flows of the Regional Media Group. The residual year cash flow was capitalized to arrive at the terminal value of the Regional Media Group. Utilizing a discount rate of 10.5%, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value of the Regional Media Group. We assumed a discount rate of 10.5% in the discounted cash flow analysis for the 2010 annual impairment test compared to a 10.2% discount rate used in the 2009 annual impairment test. In determining the appropriate discount rate, we considered the weighted average cost of capital for comparable companies.

We believe that if the Regional Media Group’s projected cash flows are not met during 2011, a goodwill impairment charge is possible in 2011.

2009

In the fourth quarter of 2009, we recorded a $4.2 million charge for an impairment of assets due to the reduced scope of a systems project at the News Media Group.

P.38      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

2008

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

The carrying value of our investment in Metro Boston was written down to fair value because the business had experienced lower-than-expected growth and we anticipated lower growth compared with previous projections, leading management to conclude that the investment was other than temporarily impaired. The impairment was recorded within “Income from joint ventures.”

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

The impairment charges included in “Impairment of assets” and “Income from joint ventures” in our Consolidated Statements of Operations, are presented below by asset.

	December 26, 2010			December 27, 2009			December 28, 2008
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Newspaper mastheads	$–	$–	$–	$–	$–	$–	$57,470	$22,653	$34,817
Goodwill	–	–	–	–	–	–	22,897	–	22,897
Customer list	–	–	–	–	–	–	8,336	3,086	5,250
Property, plant and equipment	16,148	6,017	10,131	4,179	1,615	2,564	109,176	44,167	65,009

Total	16,148	6,017	10,131	4,179	1,615	2,564	197,879	69,906	127,973
Metro Boston investment	–	–	–	–	–	–	5,600	2,084	3,516

Total	$16,148	$6,017	$10,131	$4,179	$1,615	$2,564	$203,479	$71,990	$131,489

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.39

Pension Withdrawal Expense

In 2010, we recorded a $6.3 million charge for a change in estimate of pension withdrawal obligations under several multiemployer pension plans at the Globe.

The 2009 pension withdrawal obligation expense was $78.9 million. In 2009, employees of the Globe represented by various unions ratified amendments to their collective bargaining agreements that allowed us to withdraw or partially withdraw from various multiemployer pension plans. The withdrawals resulted in withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. We recorded a $73.6 million charge for the present value of estimated future payments under the pension withdrawal liabilities. Our total future payments are estimated to be approximately $214 million. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to us.

Also in 2009, we recorded a $5.3 million charge for the present value of future payments under a pension withdrawal liability under a multiemployer pension plan related to the closure of our subsidiary, City & Suburban. Our total future payments are approximately $6 million.

Pension Curtailment Gain

We did not make any significant changes to our pension plans during 2010. However, in 2009, we made the following changes to certain of our pension plans which resulted in a net pension curtailment gain of $54.0 million.

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

In the fourth quarter of 2009, we also recorded a $3.5 million charge for the early termination of a third-party printing contract.

Gain on Sale of Assets

In 2009, we sold certain surplus real estate assets at the Regional Media Group and recorded a gain of $5.2 million on the sales.

P.40      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Profit/(Loss)

Consolidated operating profit/(loss) by reportable segment, Corporate and the Company as a whole, were as follows:

	December 26, 2010	December 27, 2009	December 28, 2008	% Change
(In thousands)				10-09	09-08
Operating profit/(loss)
News Media Group	$219,242	$21,163	$(30,947)	*	*
About Group	61,952	50,881	39,390	21.8	29.2
Corporate	(47,074)	2,015	(49,634)	*	*

Total operating profit/(loss)	$234,120	$74,059	$(41,191)	*	*

*	Represents an increase or decrease in excess of 100%.

We discuss the reasons for the year-to-year changes in each segment’s and Corporate’s operating profit in the “Revenues,” “Operating Costs,” and “Other Items” sections above.

NON-OPERATING ITEMS

Income from Joint Ventures

We have investments in Metro Boston, two paper mills (Malbaie and Madison), quadrantONE and Fenway Sports Group, which are accounted for under the equity method. Our proportionate share of the operating results of these investments is recorded in “Income from joint ventures” in our Consolidated Statements of Operations. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding these investments.

In 2010, we had income from joint ventures of $19.0 million compared with $20.7 million in 2009. In 2010, we recorded a pre-tax gain of $12.7 million from the sale of an asset at one of the paper mills in which we have an investment. Our share of the pre-tax gain, after eliminating the noncontrolling interest portion, is $10.2 million. The $12.7 million gain is included within “Income from joint ventures” in the Consolidated Statements of Operations. Excluding this gain, income from joint ventures declined in 2010 compared with 2009 primarily due to lower paper selling prices at both paper mills in which we have investments.

In addition, in 2010, we sold 50 of our 750 units in Fenway Sports Group, resulting in a pre-tax gain of $9.1 million, which is included in the Consolidated Statements of Operations as “Gain on sale of investment.”

In 2009, we had income from joint ventures of $20.7 million compared with $17.1 million in 2008. The 2008 income in joint ventures included a $5.6 million non-cash impairment charge for our equity investment in Metro Boston.

Interest Expense, Net

Interest expense, net, was as follows:

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Interest expense, net
Cash interest expense	$79,349	$78,606	$50,119
Non-cash amortization of discount on debt	7,251	6,084	711
Capitalized interest	(299)	(1,566)	(2,639)
Interest income	(1,239)	(1,423)	(401)

Total interest expense, net	$85,062	$81,701	$47,790

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.41

Interest expense, net, increased in 2010 compared with 2009 as a result of higher interest rates on our debt, offset in part by lower average debt outstanding.

Interest expense, net, increased in 2009 compared with 2008, also due primarily to higher interest rates on our debt, offset in part by lower average debt outstanding.

Premium on Debt Redemption

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

Income Taxes

We had income tax expense of $68.5 million on pre-tax income of $177.2 million in 2010. Our effective income tax rate was 38.7% in 2010. The effective tax rate for 2010 was favorably affected by approximately $22 million for the reversal of reserves for uncertain tax positions due to the closing of tax audits and the lapse of applicable statutes of limitations and unfavorably affected by an $11.4 million one-time tax charge as described below.

The Patient Protection and Affordable Care Act, which was enacted on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010, which was enacted on March 30, 2010, eliminated the tax deductibility of certain retiree health care costs, beginning January 1, 2013, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D. Because the future anticipated retiree health care liabilities and related subsidies are already reflected in our financial statements, this legislation required us to reduce the related deferred tax asset recognized in our financial statements. As a result, we recorded a one-time tax charge of $11.4 million in 2010 for the reduction in future tax benefits for retiree health benefits resulting from the federal health care legislation enacted in 2010.

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

Discontinued Operations

Discontinued operations are summarized in the following chart.

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Revenues	$–	$5,062	$9,092
Total operating costs	–	7,082	8,537

Pre-tax (loss)/income	–	(2,020)	555
Income tax (benefit)/expense	–	(864)	253

(Loss)/income from discontinued operations, net of income taxes	–	(1,156)	302
Gain on sale, net of income taxes:
Gain/(loss) on sale	16	34,914	(565)
Income tax expense/(benefit)	3	15,426	(8,865)

Gain on sale, net of income taxes	13	19,488	8,300

Income from discontinued operations, net of income taxes	$13	$18,332	$8,602

P.42      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

WQXR-FM

On October 8, 2009, we completed the sale of WQXR-FM, a New York City classical radio station, to subsidiaries of Univision Radio Inc. and WNYC Radio for a total of approximately $45 million. Univision Radio paid us $33.5 million to exchange the FCC 105.9 FM broadcast license and transmitting equipment for our license, equipment and stronger signal at 96.3 FM. At the same time, WNYC Radio purchased the FCC license for 105.9 FM, all related transmitting equipment and WQXR-FM’s call letters and Web site from us for $11.5 million. We used the proceeds from the sale to pay outstanding debt. We recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in 2009. In 2010, we recorded post-closing adjustments to the gain.

The results of operations for WQXR-FM are presented as discontinued operations in our Consolidated Financial Statements for all periods presented. WQXR-FM was previously consolidated in the results of The New York Times Media Group, which is part of the News Media Group.

Broadcast Media Group

On May 7, 2007, we sold our Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million. In 2008, we recognized an $8.3 million adjustment to the gain on sale of the Broadcast Media Group, which was recorded in 2007, as a result of a reduction in income taxes and post-closing adjustments to the gain.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The following table presents information about our financial position.

Financial Position Summary

	December 26, 2010	December 27, 2009	% Change
(In thousands, except ratios)			10-09
Cash and cash equivalents	$369,668	$36,520	*
Short-term investments	29,974	–	N/A
Short-term debt(1)	38	41	(7.3)%
Long-term debt(1)	996,405	769,176	29.5%
Total New York Times Company stockholders’ equity	659,927	604,042	9.3%
Ratios:
Total debt to total capitalization	60%	56%	7.1%
Current assets to current liabilities	1.70	1.00	70.0%

(1)	Short-term debt includes the current portion of capital lease obligations. Long-term debt includes the long-term portion of capital lease obligations.
*	Represents an increase in excess of 100%.

We meet our cash obligations with cash inflows from operations, in combination with other financing sources. Our primary sources of cash inflows from operations are advertising and circulation sales. Advertising provided 54% and circulation provided 39% of total revenues in 2010. The remaining cash inflows from operations are from other revenue sources such as news services/syndication, commercial printing, rental income and digital archives. Our primary source of cash outflows are for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes. Contributions to our qualified pension plans can have a significant impact on cash flows. See “– Pensions and Other Postretirement Benefits” for additional information regarding our pension plans.

We have continued to manage our liquidity position and we remain focused on reducing our total debt. Our strong cash flows from operations in 2010 and the proceeds from the private debt offering completed in November 2010 improved our financial flexibility, and we ended 2010

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.43

with cash, cash equivalents and short-term investments of approximately $400 million. As of December 26, 2010, we had total debt and capital lease obligations of approximately $996 million and total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, of approximately $597 million, even after making contributions totaling approximately $176 million to certain qualified pension plans during 2010.

In 2011, we believe our cash balance and cash provided by operations, in combination with other financing sources, will be sufficient to meet our immediate financing needs.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	December 26, 2010	December 27, 2009	December 28, 2008	% Change
(In thousands)				10-09	09-08
Operating activities	$153,327	$256,766	$246,438	(40.3)	4.2
Investing activities	$(40,520)	$8,073	$(160,509)	*	*
Financing activities	$220,666	$(286,164)	$(81,235)	*	*

*	Represents an increase or decrease in excess of 100%.

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash provided by operating activities decreased in 2010 compared with 2009 primarily driven by contributions totaling approximately $176 million to certain qualified pension plans, offset in part by improved operating performance as a result of cost-saving initiatives in recent years.

While revenues declined in 2009, net cash provided by operating activities increased in 2009 compared with 2008. The revenue decline was more than offset by a reduction in operating costs and lower working capital requirements.

Investing Activities

Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investing activities generally includes payments for capital projects, acquisitions of new businesses and investments.

Net cash used in investing activities in 2010 was primarily for capital expenditures and the purchase of short-term investments, partially offset by loan repayments from a third-party circulation service provider, and proceeds from the sale of 50 of our 750 units in Fenway Sports Group.

Net cash provided by investing activities in 2009 was primarily due to the proceeds from the sale of WQXR-FM and other assets, offset in part by capital expenditures.

Net cash used in investing activities in 2008 was primarily due to capital expenditures related to the consolidation of our New York area printing operations into our facility in College Point, N.Y., and for the construction of our New York headquarters.

Capital expenditures (on an accrual basis) were $34.7 million in 2010, $45.4 million in 2009 and $127.2 million in 2008.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from equity transactions. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt.

Net cash provided by financing activities in 2010 consisted mainly of debt incurred under the issuance of 6.625% senior unsecured notes (see “– Third-Party Financing” below).

P.44      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in financing activities in 2009 consisted mainly of repayments under our revolving credit agreements, repayments in connection with the redemption of our 4.5% notes due March 15, 2010 and the repurchase of medium-term notes, partially offset by debt incurred under the issuance of 14.053% senior unsecured notes and a sale-leaseback financing (see “– Third-Party Financing” below).

Net cash used in financing activities in 2008 consisted mainly of repayments of commercial paper and payment of dividends partially offset by borrowings under our revolving credit agreements.

See our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Third-Party Financing

Our total debt and capital lease obligations consisted of the following:

(In thousands)	December 26, 2010	December 27, 2009
4.610% medium-term notes due in 2012, net of unamortized debt costs of $229 in 2010 and $354 in 2009	$74,771	$74,646
5.0% senior notes due in 2015, net of unamortized debt costs of $140 in 2010 and $169 in 2009	249,860	249,831
14.053% senior notes due in 2015, net of unamortized debt costs of $22,320 in 2010 and $25,851 in 2009	227,680	224,149
6.625% senior notes due in 2016, net of unamortized debt costs of $4,898 in 2010	220,102	–
Option to repurchase ownership interest in headquarters building in 2019, net of unamortized debt costs of $32,694 in 2010 and $36,161 in 2009	217,306	213,839

Total debt	989,719	762,465
Capital lease obligations	6,724	6,752

Total debt and capital lease obligations	$996,443	$769,217

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $1.1 billion as of December 26, 2010 and approximately $907 million as of December 27, 2009. We were in compliance with our covenants under our third-party financing arrangements as of December 26, 2010.

4.610% Notes

We have $75.0 million aggregate principal amount of 4.610% medium-term notes due September 26, 2012, outstanding (the “4.610% Notes”).

The 4.610% Notes may be redeemed, in whole or in part, at any time, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. The 4.610% Notes are not otherwise callable.

The 4.610% Notes are subject to certain covenants that, among other things, limit (subject to customary exceptions) our ability and the ability of certain material subsidiaries to:

—	create liens on certain assets to secure debt; and
—	enter into certain sale-leaseback transactions.

5.0% Notes

We have $250.0 million aggregate principal amount of 5.0% senior unsecured notes due March 15, 2015, outstanding (the “5.0% Notes”).

The 5.0% Notes may be redeemed, in whole or in part, at any time, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. The 5.0% Notes are not otherwise callable.

The 5.0% Notes are subject to certain covenants that, among other things, limit (subject to customary exceptions) our ability and the ability of certain material subsidiaries to:

—	create liens on certain assets to secure debt; and
—	enter into certain sale-leaseback transactions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.45

14.053% Notes

In January 2009, pursuant to a securities purchase agreement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (each an “Investor” and collectively the “Investors”), we issued, for an aggregate purchase price of $250.0 million, (1) $250.0 million aggregate principal amount of 14.053% senior unsecured notes due January 15, 2015 (the “14.053% Notes”), and (2) detachable warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until January 15, 2015. Each Investor is an affiliate of Carlos Slim Helú, the beneficial owner of approximately 7% of our Class A Common Stock (excluding the warrants). Each Investor purchased an equal number of 14.053% Notes and warrants.

We received proceeds of approximately $242 million (purchase price of $250.0 million, net of a $4.5 million investor funding fee and transaction costs), of which approximately $221 million was allocated to the 14.053% Notes and included in “Long-term debt and capital lease obligations” and approximately $21 million was allocated to the warrants and included in “Additional paid-in capital” in our Consolidated Balance Sheet. The difference between the purchase price of $250.0 million and the $221 million allocated to the 14.053% Notes, or approximately $29 million, is being amortized over a six-year period through interest expense. The effective interest rate on this transaction was approximately 17%.

We have an option, at any time on or after January 15, 2012, to prepay all or any part of the 14.053% Notes at a premium of the outstanding principal amount, plus accrued interest. The prepayment premium is 105.0% from January 15, 2012 to January 14, 2013; 102.5% from January 15, 2013 to January 14, 2014; and 100.0% from January 15, 2014 to the maturity date. In addition, at any time prior to January 15, 2012, we may at our option prepay all or any part of the notes by paying a make-whole premium amount based on the present value of the remaining scheduled payments. Given the terms, we currently intend to repay or refinance the 14.053% Notes at the earliest practicable date after January 15, 2012, depending on available financing or other sources of cash at the time.

The 14.053% Notes contain certain covenants that, among other things, limit (subject to customary exceptions) our ability and the ability of our subsidiaries to:

—	incur additional indebtedness;
—	create liens with respect to any of our properties; and
—	transfer or sell assets.

6.625% Notes

In November 2010, we completed an offering of $225.0 million aggregate principal amount of 6.625% senior unsecured notes due December 15, 2016 (“6.625% Notes”).

We received proceeds of approximately $220 million (purchase price of $225.0 million, net of approximately $5 million in transaction costs). The effective interest rate on this transaction was approximately 7%.

We have the option to redeem all or a portion of the 6.625% Notes, at any time, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. The 6.625% Notes are not otherwise callable.

The 6.625% Notes are subject to certain covenants that, among other things, limit (subject to customary exceptions) our ability and the ability of our subsidiaries to:

—	incur additional indebtedness and issue preferred stock;
—	pay dividends or make other equity distributions;
—	agree to any restrictions on the ability of our restricted subsidiaries to make payments to us;
—	create liens on certain assets to secure debt;
—	make certain investments;
—	merge or consolidate with other companies or transfer all or substantially all of our assets; and
—	engage in sale and leaseback transactions.

P.46      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sale-Leaseback Financing

In March 2009, an affiliate of our Company entered into an agreement to sell and simultaneously lease back the Condo Interest in our New York headquarters building. The sale price for the Condo Interest was $225.0 million. We have an option, exercisable during the 10th year of the lease term, to repurchase the Condo Interest for $250.0 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years.

The transaction is accounted for as a financing transaction. As such, we have continued to depreciate the Condo Interest and account for the rental payments as interest expense. The difference between the purchase option price of $250.0 million and the net sale proceeds of approximately $211 million, or approximately $39 million, will be amortized over a 10-year period through interest expense. The effective interest rate on this transaction was approximately 13%.

Revolving Credit Agreement

Our $400.0 million credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. As of December 26, 2010, excluding letters of credit, there were no outstanding borrowings under the revolving credit agreement. We expect that the renewal or replacement of the revolving credit facility, if any, would be at a reduced level and would require additional restrictions and/or be on a secured basis.

Any borrowings under the revolving credit agreement bear interest at specified margins based on our credit rating, over various floating rates selected by us. The amount available under our revolving credit agreement is summarized in the following table.

(In thousands)	December 26, 2010
Revolving credit agreement	$400,000
Less:
Amount outstanding under revolving credit agreement	–
Letters of credit	62,129

Amount available under revolving credit agreement	$337,871

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which, as defined by the agreement, does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders’ equity (as defined by the agreement) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of December 26, 2010, the amount of stockholders’ equity in excess of the required level was approximately $756 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.47

Contractual Obligations

The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 26, 2010. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2011	2012-2013	2014-2015	Later Years
Long-term debt(1)	$1,560,923	$92,551	$254,777	$637,534	$576,061
Capital leases(2)	11,724	594	1,125	1,104	8,901
Operating leases(2)	74,272	18,122	25,577	16,615	13,958
Benefit plans(3)	1,526,392	129,089	262,632	288,557	846,114

Total	$3,173,311	$240,356	$544,111	$943,810	$1,445,034

(1)	Includes estimated interest payments on long-term debt. See Note 8 of the Notes to the Consolidated Financial Statements for additional information related to our long-term debt.
(2)	See Note 20 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.
(3)

Includes estimated benefit payments, net of plan participant contributions, under our Company-sponsored pension and other postretirement benefits plans. Payments for these plans have been estimated over a 10-year period; therefore the amounts included in the “Later Years” column only include payments for the period of 2016-2020. While benefit payments under these plans are expected to continue beyond 2020, we believe that an estimate beyond this period is impracticable. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for additional information related to our pension benefits and other postretirement benefits plans.

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

The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. While the initial deferral period is for a minimum of two years up to a maximum of 15 years (after which time taxable distributions must begin), the executive has the option to extend the deferral period. Therefore, the future payments under the DEC plan are not determinable. See Note 13 of the Notes to the Consolidated Financial Statements for additional information on “Other Liabilities – Other.”

Our tax liability for uncertain tax positions was approximately $74 million, including approximately $18 million of accrued interest and penalties. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on “Income Taxes.”

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

Off-Balance Sheet Arrangements

We have letters of credit outstanding of approximately $62 million, primarily for obligations under our workers’ compensation program, sale-leaseback financing and the acquisition of our New York headquarters site.

P.48      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe our critical accounting policies include our accounting for long-lived assets, retirement benefits, stock-based compensation, income taxes, self-insurance liabilities and accounts receivable allowances. Additional information about these policies can be found in Note 2 of the Notes to the Consolidated Financial Statements. Specific risks related to our critical accounting policies are discussed below.

Long-Lived Assets

We evaluate whether there has been an impairment of goodwill or intangible assets not amortized on an annual basis or in an interim period if certain circumstances indicate that a possible impairment may exist. All other long-lived assets are tested for impairment if certain circumstances indicate that a possible impairment exists.

(In thousands)	December 26, 2010	December 27, 2009
Long-lived assets	$1,836,665	$1,945,684
Total assets	$3,285,741	$3,088,557
Percentage of long-lived assets to total assets	56%	63%

The impairment analysis is considered critical to our segments because of the significance of long-lived assets to our Consolidated Balance Sheets.

We test for goodwill impairment at the reporting unit level, which are our operating segments. Separate financial information about these segments is regularly evaluated by our chief operating decision-maker in deciding how to allocate resources.

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

The discounted cash flow analysis requires us to make various judgments, estimates and assumptions, many of which are interdependent, about future revenues, operating margins, growth rates, capital expenditures, working capital and discount rates. The starting point for the assumptions used in our discounted cash flow analysis is the annual long-range financial forecast. The annual planning process that we undertake to prepare the long-range financial forecast takes into consideration a multitude of factors, including historical growth rates and operating performance, related industry trends, macroeconomic conditions, and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long-range financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.

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

Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. See Note 5 of the Notes to the Consolidated Financial Statements.

Retirement Benefits

Our pension and other postretirement benefit costs are accounted for using actuarial valuations. We are required to recognize the funded status of our defined benefit pension plans – measured as the difference between plan assets and the benefit obligation – on the balance sheet and to changes in the funded status that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income, net of income taxes. As of December 26, 2010, the assets related to our qualified pension plans were measured at fair value.

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

P.50      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Self-Insurance

We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $63 million as of December 26, 2010 and $76 million as of December 27, 2009.

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

(In thousands)	December 26, 2010	December 27, 2009
Accounts receivable allowances	$30,209	$36,485
Accounts receivable-net	302,245	342,075

Accounts receivable-gross	$332,454	$378,560

Total current assets	$857,232	$500,573
Percentage of accounts receivable allowances to gross accounts receivable	9%	10%
Percentage of net accounts receivable to current assets	35%	68%

We consider accounting for accounts receivable allowances critical to all of our operating segments because of the significance of accounts receivable to our current assets and operating cash flows. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our Consolidated Financial Statements.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

(In thousands)	December 26, 2010	December 27, 2009
Pension and other postretirement liabilities	$931,638	$996,110
Total liabilities	$2,621,665	$2,481,314
Percentage of pension and other postretirement liabilities to total liabilities	36%	40%

Pension Benefits

We sponsor several pension plans; participate in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan; and make contributions to several multiemployer pension plans in connection with collective bargaining agreements. These plans cover the majority of our employees.

Our Company-sponsored defined benefit pension plans include qualified plans (funded) as well as non-qualified plans (unfunded). These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan. Our non-qualified plans provide enhanced retirement benefits to select members of management.

We also have a foreign-based pension plan for certain IHT employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.

The funded status of our qualified and non-qualified pension plans as of December 26, 2010 is as follows:

	December 26, 2010
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans
Pension obligation	$1,823,625	$253,743	$2,077,368
Fair value of plan assets	1,381,811	–	1,381,811

Pension underfunded obligation	$441,814	$253,743	$695,557

P.52      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

For funding purposes as measured in accordance with ERISA, based on preliminary results, the underfunded status of our qualified pension plans as of January 1, 2011, was approximately $270 million, an improvement of approximately $150 million from the prior year. In 2010, the funded status of these pension plans benefited from contributions and favorable asset performance, offset in part by lower interest rates.

We made contributions of approximately $176 million to certain qualified pension plans in 2010. The majority of these contributions were discretionary. We made a $9.0 million contribution to one of our Company-sponsored qualified pension plans in January 2011. We may make discretionary contributions in 2011 to our Company-sponsored qualified pension plans based on cash flows, pension asset performance, interest rates and other factors, but we will not be required to make mandatory contributions, except for contractual contributions of approximately $32 million in connection with The New York Times Newspaper Guild pension plan.

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

Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The expected long-term rate of return determined on this basis was 8.75% in 2010. Our plan assets had a rate of return of approximately 13% in 2010. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.

The value (“market-related value”) of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is defined as either fair value or a calculated value that recognizes changes in fair value over not more than five years. Our market-related value is a calculated value that recognizes changes in fair value over three years.

Based on the composition of our assets at the beginning of the year, we estimated our 2011 expected long-term rate of return to be 8.25%, a decline of .50% from 2010. If we had decreased our expected long-term rate of return on our plan assets by .50% in 2010, pension expense would have increased by $6.5 million in 2010 for our qualified pension plans. Our funding requirements would not have been materially affected.

We determined our discount rate using a Ryan ALM, Inc. Curve (the “Ryan Curve”). The Ryan Curve provides the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). We believe the Ryan Curve allows us to calculate an appropriate discount rate.

To determine our discount rate, we project a cash flow based on annual accrued benefits. For active participants, the benefits under the respective pension plans are projected to the date of termination. The projected plan cash flow is discounted to the measurement date, which is the last day of our fiscal year, using the annual spot rates provided in the Ryan Curve. A single discount rate is then computed so that the present value of the benefit cash flow equals the present value computed using the Ryan Curve rates.

The discount rate determined on this basis was 5.60% for our qualified plans and 5.45% for our non-qualified plans as of December 26, 2010.

If we had decreased the expected discount rate by .50% in 2010, pension expense would have increased by approximately $4 million for our qualified pension plans and $0.3 million for our non-qualified pension plans. Our funding requirements would not have been materially affected.

We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – THE NEW YORK TIMES COMPANY      P.53

See Note 11 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.

Other Postretirement Benefits

We provide health benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. We no longer provide post-age 65 retiree medical benefits for employees who retire on or after March 1, 2009. We also contribute to a postretirement plan under the provisions of a collective bargaining agreement. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from our assets.

The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate range decreased to 5% to 8.5% as of December 26, 2010, from 5% to 9% as of December 27, 2009. A 1% increase/decrease in the health-care cost trend rates range would result in an increase of $0.4 million or a decrease of $0.4 million in our 2010 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A 1% increase/decrease in the health-care cost trend rates would result in an increase of approximately $8 million or a decrease of approximately $7 million, in our accumulated benefit obligation as of December 26, 2010. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See “– Pension Benefits” above for information on our discount rate assumption.

See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for additional information.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board issued new guidance which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. We do not believe the adoption will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is principally associated with the following:

—	We do not have interest rate risk related to our debt because, as of December 26, 2010, our portfolio does not include variable-rate debt.
—

Newsprint is a commodity subject to supply and demand market conditions. We have equity investments in two paper mills, which provide a partial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented 8% of our total operating costs in 2010 and 7% in 2009. Based on the number of newsprint tons consumed in 2010 and 2009, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of $2.3 million (pre-tax) in 2010 and $2.5 million (pre-tax) in 2009.

—

A significant portion of our employees are unionized and our results could be adversely affected if labor negotiations were to restrict our ability to maximize the efficiency of our operations. In addition, if we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations, or if we are unable to negotiate labor contracts on reasonable terms, our ability to produce and deliver our most significant products could be impaired.

See Notes 4, 7, 8 and 20 of the Notes to the Consolidated Financial Statements.

P.54      2010 ANNUAL REPORT – Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE NEW YORK TIMES COMPANY 2010 FINANCIAL REPORT

Financial Statements and Supplementary Data – THE NEW YORK TIMES COMPANY      P.55

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

The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2010, 2009 and 2008. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on page 58.

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

THE NEW YORK TIMES COMPANY		THE NEW YORK TIMES COMPANY

BY:	JANET L. ROBINSON	BY:	JAMES M. FOLLO
	President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	February 22, 2011		February 22, 2011

P.56      2010 ANNUAL REPORT – Management’s Responsibilities Report

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 26, 2010, which is included on page 59 in this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting – THE NEW YORK TIMES COMPANY      P.57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

The New York Times Company

New York, NY

We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2010. Our audit also included the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2010 Annual Report on Form 10-K. These financial statements and schedule are the responsibility of The New York Times Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New York Times Company at December 26, 2010 and December 27, 2009, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The New York Times Company’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2011 expressed an unqualified opinion thereon.

New York, New York

February 22, 2011

P.58      2010 ANNUAL REPORT – Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

The New York Times Company

New York, NY

We have audited The New York Times Company’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The New York Times Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The New York Times Company’s internal control over financial reporting based on our audit.

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

In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The New York Times Company as of December 26, 2010 and December 27, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 26, 2010 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

New York, New York

February 22, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting – THE NEW YORK TIMES COMPANY      P.59

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Revenues
Advertising	$1,300,361	$1,336,291	$1,771,033
Circulation	931,493	936,486	910,154
Other	161,609	167,662	258,577

Total	2,393,463	2,440,439	2,939,764

Operating costs
Production costs
Raw materials	160,422	166,387	250,843
Wages and benefits	498,270	524,782	620,573
Other	303,086	330,061	438,927

Total production costs	961,778	1,021,230	1,310,343
Selling, general and administrative costs	1,054,199	1,152,874	1,328,432
Depreciation and amortization	120,950	133,696	144,301

Total operating costs	2,136,927	2,307,800	2,783,076

Impairment of assets	16,148	4,179	197,879
Pension withdrawal expense	6,268	78,931	–
Net pension curtailment gain	–	53,965	–
Loss on leases and other	–	34,633	–
Gain on sale of assets	–	5,198	–

Operating profit/(loss)	234,120	74,059	(41,191)
Income from joint ventures	19,035	20,667	17,062
Gain on sale of investment	9,128	–	–
Interest expense, net	85,062	81,701	47,790
Premium on debt redemption	–	9,250	–

Income/(loss) from continuing operations before income taxes	177,221	3,775	(71,919)
Income tax expense/(benefit)	68,516	2,206	(5,979)

Income/(loss) from continuing operations	108,705	1,569	(65,940)
Discontinued operations:
(Loss)/income from discontinued operations, net of income taxes	–	(1,156)	302
Gain on sale, net of income taxes	13	19,488	8,300

Income from discontinued operations, net of income taxes	13	18,332	8,602

Net income/(loss)	108,718	19,901	(57,338)
Net income attributable to the noncontrolling interest	(1,014)	(10)	(501)

Net income/(loss) attributable to The New York Times Company common stockholders	$107,704	$19,891	$(57,839)

Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$107,691	$1,559	$(66,441)
Income from discontinued operations, net of income taxes	13	18,332	8,602

Net income/(loss)	$107,704	$19,891	$(57,839)

See Notes to the Consolidated Financial Statements

P.60      2010 ANNUAL REPORT – Consolidated Statements of Operations

CONSOLIDATED STATEMENTS OF OPERATIONS – continued

	Years Ended
(In thousands, except per share data)	December 26, 2010	December 27, 2009	December 28, 2008
Average number of common shares outstanding
Basic	145,636	144,188	143,777
Diluted	152,600	146,367	143,777

Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.74	$0.01	$(0.46)
Income from discontinued operations, net of income taxes	0.00	0.13	0.06

Net income/(loss)	$0.74	$0.14	$(0.40)

Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.71	$0.01	$(0.46)
Income from discontinued operations, net of income taxes	0.00	0.13	0.06

Net income/(loss)	$0.71	$0.14	$(0.40)

Dividends per share	$0.00	$0.00	$0.75

See Notes to the Consolidated Financial Statements

Consolidated Statements of Operations – THE NEW YORK TIMES COMPANY      P.61

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 26, 2010	December 27, 2009
Assets

Current assets
Cash and cash equivalents	$369,668	$36,520
Short-term investments	29,974	–
Accounts receivable (net of allowances: 2010 – $30,209; 2009 – $36,485)	302,245	342,075
Inventories	16,132	16,303
Deferred income taxes	68,875	44,860
Other current assets	70,338	60,815

Total current assets	857,232	500,573

Investments in joint ventures	134,641	131,357
Property, plant and equipment
Equipment	1,166,697	1,221,505
Buildings, building equipment and improvements	873,801	882,902
Land	140,997	143,305
Assets in progress	24,247	8,979

Total – at cost	2,205,742	2,256,691
Less: accumulated depreciation and amortization	(1,048,956)	(1,006,670)

Property, plant and equipment – net	1,156,786	1,250,021

Intangible assets acquired
Goodwill (less accumulated impairment losses of $805,218 in 2010 and 2009)	644,464	652,196
Other intangible assets acquired (less accumulated amortization of $69,383 in 2010 and $61,494 in 2009)	35,415	43,467

Total intangible assets acquired	679,879	695,663

Deferred income taxes	255,701	318,126
Miscellaneous assets	201,502	192,817

Total assets	$3,285,741	$3,088,557

See Notes to Consolidated Financial Statements

P.62      2010 ANNUAL REPORT – Consolidated Balance Sheets

CONSOLIDATED BALANCE SHEETS – continued

(In thousands, except share and per share data)	December 26, 2010	December 27, 2009
Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$113,968	$119,228
Accrued payroll and other related liabilities	143,850	121,881
Unexpired subscriptions	72,896	77,504
Accrued expenses and other	173,663	181,887

Total current liabilities	504,377	500,500

Other liabilities
Long-term debt and capital lease obligations	996,405	769,176
Pension benefits obligation	772,785	815,422
Postretirement benefits obligation	130,623	151,250
Other	217,475	244,966

Total other liabilities	2,117,288	1,980,814

Stockholders’ equity
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued	–	–
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2010 – 149,302,487; 2009 –148,315,621 (including treasury shares: 2010 – 3,970,238; 2009 – 4,627,737)	14,930	14,832
Class B – convertible – authorized and issued shares: 2010 – 819,125; 2009 – 825,475 (including treasury shares: 2010 – none; 2009 – none)	82	83
Additional paid-in capital	40,155	43,603
Retained earnings	1,126,294	1,018,590
Common stock held in treasury, at cost	(134,463)	(149,302)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	11,298	16,838
Unrealized derivative loss on cash-flow hedge of equity method investment	(1,143)	(697)
Funded status of benefit plans	(397,226)	(339,905)

Total accumulated other comprehensive loss, net of income taxes	(387,071)	(323,764)

Total New York Times Company stockholders’ equity	659,927	604,042

Noncontrolling interest	4,149	3,201

Total stockholders’ equity	664,076	607,243

Total liabilities and stockholders’ equity	$3,285,741	$3,088,557

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets – THE NEW YORK TIMES COMPANY      P.63

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Cash flows from operating activities
Net income/(loss)	$108,718	$19,901	$(57,338)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Impairment of assets	16,148	4,179	197,879
Pension withdrawal expense	6,268	78,931	–
Gain on sale of investment	(9,128)	–	–
Net pension curtailment gain	–	(53,965)	–
Gain on sale of Radio Operations	–	(34,914)	–
Loss on leases and other	–	34,633	–
Premium on debt redemption	–	9,250	–
Gain on sale of assets	–	(5,198)	–
Depreciation and amortization	120,950	133,775	144,409
Stock-based compensation	7,029	11,250	15,431
Excess undistributed earnings of affiliates	(10,710)	(17,892)	(169)
Deferred income taxes	61,271	44,431	(18,958)
Long-term retirement benefit obligations	(167,498)	13,936	(2,981)
Other – net	5,595	9,816	(17,196)
Changes in operating assets and liabilities, net of acquisitions/dispositions:
Accounts receivable – net	39,830	52,817	42,093
Inventories	171	8,324	2,065
Other current assets	(572)	15,798	2,752
Accounts payable and other liabilities	(20,137)	(65,919)	(60,962)
Unexpired subscriptions	(4,608)	(2,387)	(587)

Net cash provided by operating activities	153,327	256,766	246,438

Cash flows from investing activities
Capital expenditures	(33,565)	(51,056)	(166,990)
Purchase of short-term investments	(29,974)	–	–
Loan repayments/(issuance) – net	11,500	(11,500)	–
Proceeds from sale/(purchase) of investments – net	9,254	(1,338)	12,218
Proceeds from the sale of assets	2,265	26,543	–
Proceeds from the sale of Radio Operations	–	45,424	–
Acquisitions, net of cash acquired of $2,353 in 2008	–	–	(5,737)

Net cash (used in)/provided by investing activities	(40,520)	8,073	(160,509)

Cash flows from financing activities
Commercial paper borrowings – net	–	–	(111,741)
(Repayments)/borrowings under revolving credit agreements – net	–	(380,000)	185,000
Long-term obligations:
Proceeds from issuance of senior unsecured notes	220,248	221,322	–
Proceeds from sale-leaseback financing	–	210,502	–
Redemption of long-term debt	–	(259,513)	–
Repayments	(592)	(98,958)	(49,561)
Capital shares:
Issuance	1,010	443	–
Repurchases	–	(489)	(231)
Proceeds from sale of warrants	–	20,529	–
Dividends paid to stockholders	–	–	(108,541)
Other financing proceeds – net	–	–	3,839

Net cash provided by/(used in) financing activities	220,666	(286,164)	(81,235)

Net increase/(decrease) in cash and cash equivalents	333,473	(21,325)	4,694
Effect of exchange rate changes on cash and cash equivalents	(325)	1,061	558
Cash and cash equivalents at the beginning of the year	36,520	56,784	51,532

Cash and cash equivalents at the end of the year	$369,668	$36,520	$56,784

See Notes to the Consolidated Financial Statements

P.64      2010 ANNUAL REPORT – Consolidated Statements of Cash Flows

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Flow Information

	Years Ended
(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
SUPPLEMENTAL DATA
Cash payments
— Interest	$76,748	$68,976	$50,086
— Income tax paid/(refunds) – net	$18,948	$(23,692)	$27,490

Non-Cash

—	Accrued capital expenditures included in “Accounts payable” in the Company’s Consolidated Balance Sheets were approximately $6 million in 2010, $4 million in 2009 and $18 million in 2008.

See Notes to the Consolidated Financial Statements.

Supplemental Disclosures to Consolidated Statements of Cash Flows – THE NEW YORK TIMES COMPANY      P.65

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Compre- hensive Loss, Net of Income Taxes	Total New York Times Company Stock- holders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
	Class A and Class B Common
Balance, December 30, 2007	$14,889	$9,869	$1,170,288	$(161,395)	$(55,451)	$978,200	$5,907	$984,107

Comprehensive loss:
Net (loss)/income	–	–	(57,839)	–	–	(57,839)	501	(57,338)
Foreign currency translation loss (net of tax benefit of $1,678)	–	–	–	–	(5,167)	(5,167)	–	(5,167)
Change in unrecognized amounts included in pension and postretirement obligations (net of tax benefit of $222,577)	–	–	–	–	(311,477)	(311,477)	(551)	(312,028)

Comprehensive loss						(374,483)	(50)	(374,533)
Adjustment to adopt accounting for deferred compensation (net of tax benefit of $3,747)	–	–	(5,209)	–	–	(5,209)	–	(5,209)
Dividends, common – $.75 per share	–	–	(108,541)	–	–	(108,541)	–	(108,541)
Issuance of shares:
Retirement units – 6,873 Class A shares	–	(71)	–	130	–	59	–	59
Employee stock purchase plan – 48,753 Class A shares	–	(72)	–	919	–	847	–	847
Restricted shares forfeited – 9,320 Class A shares	–	176	–	(176)	–	–	–	–
Restricted stock units vested – 56,961 Class A shares	–	(1,369)	–	1,074	–	(295)	–	(295)
Stock-based compensation	–	15,431	–	–	–	15,431	–	15,431
Tax shortfall from equity award exercises	–	(1,815)	–	–	–	(1,815)	–	(1,815)
Repurchase of stock – 26,859 Class A shares	–	–	–	(231)	–	(231)	–	(231)
Acquired noncontrolling interest	–	–	–	–	–	–	1,061	1,061
Distributions	–	–	–	–	–	–	(3,852)	(3,852)

Balance, December 28, 2008	14,889	22,149	998,699	(159,679)	(372,095)	503,963	3,066	507,029

See Notes to the Consolidated Financial Statements

P.66      2010 ANNUAL REPORT – Consolidated Statements of Changes in Stockholders’ Equity

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – continued

(In thousands, except share and per share data)	Capital Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Compre- hensive Loss, Net of Income Taxes	Total New York Times Company Stock- holders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
	Class A and Class B Common
Comprehensive income:
Net income	–	–	19,891	–	–	19,891	10	19,901
Foreign currency translation income (net of tax expense of $533)	–	–	–	–	2,345	2,345	–	2,345
Unrealized derivative loss on cash-flow hedge of equity method investment (net of tax benefit of $523)	–	–	–	–	(697)	(697)	–	(697)
Change in unrecognized amounts included in pension and postretirement obligations (net of tax expense of $24,754)	–	–	–	–	46,683	46,683	125	46,808

Comprehensive income						68,222	135	68,357
Issuance of warrants	–	20,529	–	–	–	20,529	–	20,529
Issuance of shares:
Retirement units – 3,385 Class A shares	–	(30)	–	75	–	45	–	45
Employee stock purchase plan – 139,904 Class A shares	14	827	–	–	–	841	–	841
Stock options – 118,400 Class A shares	12	417	–	–	–	429	–	429
Stock conversions – 159 Class B shares to A shares	–	–	–	–	–	–	–	–
Restricted shares forfeited – 2,585 Class A shares	–	57	–	(57)	–	–	–	–
Restricted stock units vested – 57,520 Class A shares	–	(1,079)	–	908	–	(171)	–	(171)
401(k) Company stock match –444,936 Class A shares	–	(7,466)	–	9,940	–	2,474	–	2,474
Stock-based compensation	–	10,433	–	–	–	10,433	–	10,433
Tax shortfall from equity award exercises	–	(2,234)	–	–	–	(2,234)	–	(2,234)
Repurchase of stock – 52,412 Class A shares	–	–	–	(489)	–	(489)	–	(489)

Balance, December 27, 2009	14,915	43,603	1,018,590	(149,302)	(323,764)	604,042	3,201	607,243

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity – THE NEW YORK TIMES COMPANY      P.67

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY – continued

(In thousands, except share and per share data)	Capital Stock	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Compre- hensive Loss, Net of Income Taxes	Total New York Times Company Stock- holders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity
	Class A and Class B Common
Comprehensive income:
Net income	–	–	107,704	–	–	107,704	1,014	108,718
Foreign currency translation loss (net of tax benefit of $4,076)	–	–	–	–	(5,540)	(5,540)	–	(5,540)
Unrealized derivative loss on cash-flow hedge of equity method investment (net of tax benefit of $316)	–	–	–	–	(446)	(446)	–	(446)
Change in unrecognized amounts included in pension and postretirement obligations (net of tax benefit of $39,281)	–	–	–	–	(57,321)	(57,321)	(66)	(57,387)

Comprehensive income						44,397	948	45,345
Issuance of shares:
Retirement units – 18,038 Class A shares	–	(109)	–	427	–	318	–	318
Employee stock purchase plan – 722,916 Class A shares	72	3,761	–	–	–	3,833	–	3,833
Stock options – 257,600 Class A shares	25	913	–	–	–	938	–	938
Stock conversions – 6,350 Class B shares to A shares	–	–	–	–	–	–	–	–
Restricted stock units vested – 203,566 Class A shares	–	(6,180)	–	4,828	–	(1,352)	–	(1,352)
401(k) Company stock match –435,895 Class A shares	–	(5,106)	–	9,584	–	4,478	–	4,478
Stock-based compensation	–	7,119	–	–	–	7,119	–	7,119
Tax shortfall from equity award exercises	–	(3,846)	–	–	–	(3,846)	–	(3,846)

Balance, December 26, 2010	$15,012	$40,155	$1,126,294	$(134,463)	$(387,071)	$659,927	$4,149	$664,076

See Notes to the Consolidated Financial Statements

P.68      2010 ANNUAL REPORT – Consolidated Statements of Changes in Stockholders’ Equity

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Nature of Operations

The New York Times Company is a diversified media company currently including newspapers, digital businesses, investments in paper mills and other investments (see Note 7). The New York Times Company and its consolidated subsidiaries are referred to collectively as the “Company,” “we,” “us” or “our.” Our major source of revenue is advertising, predominantly from our newspaper business. The newspapers generally operate in the Northeast, Southeast and California markets in the United States.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of our Company and our wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions.

The portion of the net income or loss and equity of a subsidiary attributable to the owners of a subsidiary other than the Company (a noncontrolling interest) is included within net income or loss in our Consolidated Statements of Operations and as a component of consolidated stockholders’ equity in our Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity.

Fiscal Year

Our fiscal year end is the last Sunday in December. Fiscal years 2010, 2009 and 2008 each comprise 52 weeks. Our fiscal years ended as of December 26, 2010, December 27, 2009 and December 28, 2008.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

We consider all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Short-Term Investments

We have the intention and ability to hold our short-term investments to maturity. These investments are classified as held-to-maturity and are reported at amortized cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported in our Consolidated Financial Statements.

Accounts Receivable

Credit is extended to our advertisers and our subscribers based upon an evaluation of the customer’s financial condition, and collateral is not required from such customers. Allowances for estimated credit losses, rebates, returns, rate adjustments and discounts are generally established based on historical experience.

Inventories

Inventories are stated at the lower of cost or current market value. Inventory cost is generally based on the last-in, first-out (“LIFO”) method for newsprint and the first-in, first-out (“FIFO”) method for other inventories.

Investments

Investments in which we have at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if we could exercise significant influence, the investment would be

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.69

accounted for under the equity method. We have an investment interest below 20% in a limited liability company which is accounted for under the equity method (see Note 7).

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms as follows: buildings, building equipment and improvements — 10 to 40 years; equipment — 3 to 30 years. We capitalize interest costs and certain staffing costs as part of the cost of major projects.

We evaluate whether there has been an impairment of long-lived assets, primarily property, plant and equipment, if certain circumstances indicate that a possible impairment may exist. These assets are tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset i) is not recoverable (the carrying value of the asset is greater than the sum of undiscounted cash flows) and ii) is greater than its fair value.

Goodwill and Intangible Assets Acquired

Goodwill is the excess of cost over the fair value of tangible and other intangible net assets acquired. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our annual impairment testing date is the first day of our fiscal fourth quarter.

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

We test for goodwill impairment at the reporting unit level, which are our operating segments. Separate financial information about these segments is regularly evaluated by our chief operating decision-maker in deciding how to allocate resources.

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

The discounted cash flow analysis requires us to make various judgments, estimates and assumptions, many of which are interdependent, about future revenues, operating margins, growth rates, capital expenditures, working capital and discount rates. The starting point for the assumptions used in our discounted cash flow analysis is the annual long-range financial forecast. The annual planning process that we undertake to prepare the long-range financial forecast takes into consideration a multitude of factors, including historical growth rates and operating performance, related industry trends, macroeconomic conditions, and marketplace data, among others. Assumptions are also made for perpetual growth rates for periods beyond the long-range financial forecast period. Our estimates of fair value are sensitive to changes in all of these variables, certain of which relate to broader macroeconomic conditions outside our control.

The market approach analysis includes applying a multiple, based on comparable market transactions, to certain operating metrics of the reporting unit.

P.70      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

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

In addition to annual testing, management uses certain indicators to evaluate whether the carrying values of its long-lived assets may not be recoverable and an interim impairment test may be required. These indicators include i) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels, ii) a significant adverse change in the business climate, whether structural or technological and iii) a decline in our stock price and market capitalization.

Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. See Note 5.

Self-Insurance

We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $63 million as of December 26, 2010 and $76 million as of December 27, 2009.

Pension and Other Postretirement Benefits

We sponsor several pension plans, participate in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, and make contributions to several others, in connection with collective bargaining agreements, that are considered multiemployer pension plans. These plans cover substantially all employees.

We recognize the funded status of our defined benefit pension plans – measured as the difference between plan assets and the benefit obligation – on the balance sheet and recognize changes in the funded status that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income, net of income taxes. The assets related to our qualified pension plans are measured at fair value.

We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans.

See Notes 11 and 12 for additional information regarding pension and other postretirement benefits.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.71

Revenue Recognition

—

Advertising revenue is recognized when advertisements are published or placed on our digital media platforms or, with respect to certain digital media advertising, each time a user clicks on certain ads, net of provisions for estimated rebates, rate adjustments and discounts.

—

We recognize a rebate obligation as a reduction of revenue, based on the amount of estimated rebates that will be earned and claimed, related to the underlying revenue transactions during the period. Measurement of the rebate obligation is estimated based on the historical experience of the number of customers that ultimately earn and use the rebate.

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

We assess whether our deferred tax assets shall be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our process includes collecting positive (e.g., sources of taxable income) and negative (e.g., recent historical losses) evidence and assessing, based on the evidence, whether it is more likely than not that the deferred tax assets will not be realized.

We recognize in our financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. This involves the identification of potential uncertain tax positions, the evaluation of tax law and an assessment of whether a liability for uncertain tax positions is necessary. Different conclusions reached in this assessment can have a material impact on our Consolidated Financial Statements.

We operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is difficult to predict.

Stock-Based Compensation

We establish fair value for our stock-based awards to determine our cost and recognize the related expense over the appropriate vesting period. We recognize compensation expense for stock options, stock under our Company’s Employee Stock Purchase Plan (“ESPP”), cash-settled restricted stock units, stock-settled restricted stock units, awards under a Long-Term Incentive Plan (“LTIP”), stock appreciation rights and restricted stock (together, the “Stock-Based Awards”). See Note 17 for additional information related to stock-based compensation expense.

Earnings/(Loss) Per Share

Basic earnings/(loss) per share is calculated by dividing net earnings/(loss) available to common stockholders by the weighted-average common shares outstanding. Diluted earnings/

P.72      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

(loss) per share is calculated similarly, except that it includes the dilutive effect of the assumed exercise of securities, including outstanding warrants and the effect of shares issuable under our Company’s stock-based incentive plans if such effect is dilutive.

Foreign Currency Translation

The assets and liabilities of foreign companies are translated at year-end exchange rates. Results of operations are translated at average rates of exchange in effect during the year. The resulting translation adjustment is included as a separate component in the Stockholders’ Equity section of our Consolidated Balance Sheets, in the caption “Accumulated other comprehensive loss, net of income taxes.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements. Actual results could differ from these estimates.

Reclassifications

For comparability, certain prior year amounts have been reclassified to conform with the 2010 presentation.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued new guidance which amends previous guidance related to the accounting for revenue arrangements with multiple deliverables. The guidance specifically addresses how consideration should be allocated to the separate units of accounting. The guidance is effective for fiscal years beginning on or after June 15, 2010, and will apply to our 2011 fiscal year. The guidance can be applied prospectively to new or materially modified arrangements after the effective date or retrospectively for all periods presented, and early application is permitted. We do not believe the adoption will have a material impact on our financial statements.

3. Short-Term Investments

Short-term investments in our Consolidated Balance Sheet comprise U.S. Treasury securities. These securities were purchased on December 3, 2010 at a discount of .17% maturing six months from the date of purchase. Since we have the intention and ability to hold the investments to maturity, these investments are classified as held-to-maturity and are reported at amortized cost plus accrued interest. The changes in the value of these securities, other than impairment charges, are not reported in our Consolidated Financial Statements.

The carrying value (which approximated the fair value) of the short-term investments was $30.0 million as of December 26, 2010.

4. Inventories

Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

(In thousands)	December 26, 2010	December 27, 2009
Newsprint and magazine paper	$12,596	$12,013
Other inventory	3,536	4,290

Total	$16,132	$16,303

Inventories are stated at the lower of cost or current market value. Cost was determined utilizing the LIFO method for 66% of inventory in 2010 and 70% of inventory in 2009. The excess of replacement or current cost over stated LIFO value was approximately $5 million as of December 26, 2010 and $3 million as of December 27, 2009. The remaining portion of inventory is accounted for under the FIFO method.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.73

5. Impairment of Assets

2010

We consolidated the printing facility of The Boston Globe (the “Globe”) in Billerica, Mass., into the Boston, Mass., printing facility in the second quarter of 2009. After exploring different opportunities for the assets at Billerica, we entered into an agreement in the third quarter of 2010 to sell the majority of these assets to a third party. Therefore, assets with a carrying value of approximately $20 million were written down to their fair value, resulting in a $16.1 million impairment charge in 2010.

There were no impairment charges in connection with our 2010 annual impairment test, which was completed in the fourth quarter. However, the Regional Media Group’s estimated fair value continues to approximate its carrying value in 2010. The Regional Media Group includes approximately $152 million of goodwill in 2010.

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

We estimated a 2% annual growth rate to arrive at a “normalized” residual year representing the perpetual cash flows of the Regional Media Group. The residual year cash flow was capitalized to arrive at the terminal value of the Regional Media Group. Utilizing a discount rate of 10.5%, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value of the Regional Media Group. We assumed a discount rate of 10.5% in the discounted cash flow analysis for the 2010 annual impairment test compared to a 10.2% discount rate used in the 2009 annual impairment test. In determining the appropriate discount rate, we considered the weighted average cost of capital for comparable companies.

We believe that if the Regional Media Group’s projected cash flows are not met during 2011, a goodwill impairment charge is possible in 2011.

2009

In the fourth quarter of 2009, we recorded a $4.2 million charge for an impairment of assets due to the reduced scope of a systems project at the News Media Group.

2008

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

P.74      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

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

The carrying value of our investment in Metro Boston was written down to fair value because the business had experienced lower-than-expected growth and we anticipated lower growth compared with previous projections, leading management to conclude that the investment was other than temporarily impaired. The impairment was recorded within “Income from joint ventures.”

Our 2008 annual impairment test, which was completed in the fourth quarter, resulted in an additional non-cash impairment charge of $19.2 million relating to the International Herald Tribune (the “ IHT”) masthead. The impairment charge reduced the carrying value of the IHT masthead to zero. The asset impairment mainly resulted from lower projected operating results and cash flows primarily due to the economic downturn and secular decline of print advertising revenues. The fair value of the masthead was calculated using a relief-from-royalty method.

The impairment charges included in “Impairment of assets” and “Income from joint ventures” in our Consolidated Statements of Operations, are presented below by asset.

	December 26, 2010			December 27, 2009			December 28, 2008
(In thousands)	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax	Pre-tax	Tax	After-tax
Newspaper mastheads	$–	$–	$–	$–	$–	$–	$57,470	$22,653	$34,817
Goodwill	–	–	–	–	–	–	22,897	–	22,897
Customer list	–	–	–	–	–	–	8,336	3,086	5,250
Property, plant and equipment	16,148	6,017	10,131	4,179	1,615	2,564	109,176	44,167	65,009

Total	16,148	6,017	10,131	4,179	1,615	2,564	197,879	69,906	127,973
Metro Boston investment	–	–	–	–	–	–	5,600	2,084	3,516

Total	$16,148	$6,017	$10,131	$4,179	$1,615	$2,564	$203,479	$71,990	$131,489

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill in 2010 and 2009 were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 28, 2008
Goodwill	$1,096,441	$369,978	$1,466,419
Accumulated impairment losses	(805,218)	–	(805,218)

Balance as of December 28, 2008	291,223	369,978	661,201

Goodwill disposed during year	(11,239)	–	(11,239)
Foreign currency translation	2,234	–	2,234

Balance as of December 27, 2009
Goodwill	1,087,436	369,978	1,457,414
Accumulated impairment losses	(805,218)	–	(805,218)

Balance as of December 27, 2009	282,218	369,978	652,196

Foreign currency translation	(7,732)	–	(7,732)

Balance as of December 26, 2010
Goodwill	1,079,704	369,978	1,449,682
Accumulated impairment losses	(805,218)	–	(805,218)

Balance as of December 26, 2010	$274,486	$369,978	$644,464

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.75

Goodwill disposed during 2009 was related to the sales of the TimesDaily, a daily newspaper previously included in the Regional Media Group, which is part of the News Media Group and WQXR-FM (see Note 15). The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the IHT.

Other intangible assets acquired were as follows:

	December 26, 2010			December 27, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Content	$25,712	$(16,510)	$9,202	$25,712	$(13,677)	$12,035
Customer lists	28,316	(21,281)	7,035	28,355	(19,331)	9,024
Other	36,390	(31,592)	4,798	36,532	(28,486)	8,046

Total	90,418	(69,383)	21,035	90,599	(61,494)	29,105

Unamortized other intangible assets:
Trade names	14,380	–	14,380	14,362	–	14,362

Total other intangible assets acquired	$104,798	$(69,383)	$35,415	$104,961	$(61,494)	$43,467

The table above includes the foreign currency translation adjustment related to the consolidation of the IHT.

As of December 26, 2010, the remaining weighted-average amortization period is seven years for content, six years for customer lists and three years for other intangible assets acquired included in the table above.

Amortization expense related to amortized other intangible assets acquired was $8.1 million in 2010, $8.2 million in 2009 and $11.5 million in 2008. Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)
Year	Amount
2011	$7,700
2012	5,300
2013	2,100
2014	1,100
2015	800

7. Investments in Joint Ventures

As of December 26, 2010, our Company’s investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC (“Metro Boston”)	49%
Donohue Malbaie Inc. (“Malbaie”)	49%
Madison Paper Industries (“Madison”)	40%
quadrantONE LLC (“quadrantONE”)	25%
Fenway Sports Group	16.57%

Our Company’s investments above are accounted for under the equity method, and are recorded in “Investments in joint ventures” in our Consolidated Balance Sheets. Our proportionate

P.76      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

shares of the operating results of our investments are recorded in “Income from joint ventures” in our Consolidated Statements of Operations and in “Investments in joint ventures” in our Consolidated Balance Sheets.

Metro Boston

We own a 49% interest in Metro Boston, which publishes a free daily newspaper in the greater Boston area. We recorded a non-cash charge of $5.6 million in 2008 related to an impairment of this investment. This charge is included in “Income from joint ventures” in our Consolidated Statements of Operations.

Malbaie & Madison

We also have investments in a Canadian newsprint company, Malbaie, and a partnership operating a supercalendered paper mill in Maine, Madison (together, the “Paper Mills”).

Our Company and Myllykoski Corporation, a Finnish paper manufacturing company, are partners through subsidiary companies in Madison. Our Company’s percentage ownership of Madison, which represents 40%, is through an 80%-owned consolidated subsidiary. Myllykoski Corporation owns a 10% interest in Madison through a 20% noncontrolling interest in the consolidated subsidiary of our Company.

We received distributions from Malbaie of $2.8 million in 2009 and $4.7 million in 2008. There were no distributions in 2010.

We received distributions from Madison of $5.3 million in 2010 and $26.0 million in 2008. There were no distributions in 2009.

The News Media Group purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $33 million in 2010, $39 million in 2009 and $68 million in 2008.

In 2010, we recorded a pre-tax gain of $12.7 million from the sale of an asset at one of the Paper Mills. Our share of the pre-tax gain, after eliminating the noncontrolling interest portion, is $10.2 million. The $12.7 million gain is included in “Income from joint ventures” in our Consolidated Statements of Operations.

quadrantONE

We own a 25% interest in quadrantONE, an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites.

Fenway Sports Group

We own a 16.57% interest in Fenway Sports Group, which owns the Boston Red Sox baseball club; Liverpool Football Club (a soccer team in the English Premier League); approximately 80% of New England Sports Network (a regional cable sports network that televises the Red Sox and Boston Bruins hockey games); and 50% of Roush Fenway Racing (a leading NASCAR team).

In 2010, we sold 50 of our units in Fenway Sports Group, resulting in a pre-tax gain of $9.1 million. We intend to continue to explore the sale of our remaining 700 units in Fenway Sports Group, in whole or in parts.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.77

The following tables present summarized information for our Company’s unconsolidated joint ventures. Summarized unaudited condensed combined balance sheets of our Company’s unconsolidated joint ventures were as follows as of:

(In thousands)	December 31, 2010	December 31, 2009
Current assets	$272,672	$158,574
Non-current assets	1,421,083	884,862

Total assets	1,693,755	1,043,436

Current liabilities	426,020	202,246
Non-current liabilities	613,971	225,977

Total liabilities	1,039,991	428,223

Equity	580,603	545,448
Noncontrolling interest	73,161	69,765

Total equity	$653,764	$615,213

Summarized unaudited condensed combined income statements of our Company’s unconsolidated joint ventures were as follows for the years ended:

(In thousands)	December 31, 2010	December 31, 2009	December 31, 2008
Revenues	$936,223	$844,950	$887,976
Costs and expenses	850,950	739,289	744,301

Operating income	85,273	105,661	143,675
Other income/(expense)	14,724	5,418	(7,306)

Pre-tax income	99,997	111,079	136,369
Income tax (benefit)/expense	(111)	932	3,876

Net income	100,108	110,147	132,493
Net income attributable to noncontrolling interest	23,725	20,631	21,269

Net income less noncontrolling interest	$76,383	$89,516	$111,224

8. Debt

Our total debt and capital lease obligations consisted of the following:

(In thousands)	December 26, 2010	December 27, 2009
4.610% medium-term notes due in 2012, net of unamortized debt costs of $229 in 2010 and $354 in 2009	$74,771	$74,646
5.0% senior notes due in 2015, net of unamortized debt costs of $140 in 2010 and $169 in 2009	249,860	249,831
14.053% senior notes due in 2015, net of unamortized debt costs of $22,320 in 2010 and $25,851 in 2009	227,680	224,149
6.625% senior notes due in 2016, net of unamortized debt costs of $4,898 in 2010	220,102	–
Option to repurchase ownership interest in headquarters building in 2019, net of unamortized debt costs of $32,694 in 2010 and $36,161 in 2009	217,306	213,839

Total debt	989,719	762,465
Capital lease obligations	6,724	6,752

Total debt and capital lease obligations	$996,443	$769,217

Long-Term Debt

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $1.1 billion as of December 26, 2010 and approximately $907 million as of December 27, 2009.

P.78      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The aggregate face amount of maturities of long-term debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2011	$–
2012	75,000
2013	–
2014	–
2015	500,000
Thereafter	475,000

Total face amount of maturities	1,050,000
Less: Unamortized debt costs	(60,281)

Carrying value of long-term debt	$989,719

Interest expense, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Interest expense, net
Cash interest expense	$79,349	$78,606	$50,119
Non-cash amortization of discount on debt	7,251	6,084	711
Capitalized interest	(299)	(1,566)	(2,639)
Interest income	(1,239)	(1,423)	(401)

Total interest expense, net	$85,062	$81,701	$47,790

4.610% Notes

We have $75.0 million aggregate principal amount of 4.610% medium-term notes due September 26, 2012, outstanding (the “4.610% Notes”).

The 4.610% Notes may be redeemed, in whole or in part, at any time, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. The 4.610% Notes are not otherwise callable.

The 4.610% Notes are subject to certain covenants that, among other things, limit (subject to customary exceptions) our ability and the ability of certain material subsidiaries to:

—	create liens on certain assets to secure debt; and
—	enter into certain sale-leaseback transactions.

5.0% Notes

We have $250.0 million aggregate principal amount of 5.0% senior unsecured notes due March 15, 2015, outstanding (the “5.0% Notes”).

The 5.0% Notes may be redeemed, in whole or in part, at any time, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. The 5.0% Notes are not otherwise callable.

The 5.0% Notes are subject to certain covenants that, among other things, limit (subject to customary exceptions) our ability and the ability of certain material subsidiaries to:

—	create liens on certain assets to secure debt; and
—	enter into certain sale-leaseback transactions.

14.053% Notes

In January 2009, pursuant to a securities purchase agreement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (each an “Investor” and collectively the “Investors”), we issued, for an aggregate purchase price of $250.0 million, (1) $250.0 million aggregate principal amount of 14.053% senior unsecured notes due

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.79

January 15, 2015 (the “14.053% Notes”), and (2) detachable warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until January 15, 2015. Each Investor is an affiliate of Carlos Slim Helú, the beneficial owner of approximately 7% of our Class A Common Stock (excluding the warrants). Each Investor purchased an equal number of 14.053% Notes and warrants.

We received proceeds of approximately $242 million (purchase price of $250.0 million, net of a $4.5 million investor funding fee and transaction costs), of which approximately $221 million was allocated to the 14.053% Notes and included in “Long-term debt and capital lease obligations” and approximately $21 million was allocated to the warrants and included in “Additional paid-in capital” in our Consolidated Balance Sheet. The difference between the purchase price of $250.0 million and the $221 million allocated to the 14.053% Notes, or approximately $29 million, is being amortized over a six-year period through interest expense. The effective interest rate on this transaction was approximately 17%.

We have an option, at any time on or after January 15, 2012, to prepay all or any part of the 14.053% Notes at a premium of the outstanding principal amount, plus accrued interest. The prepayment premium is 105.0% from January 15, 2012 to January 14, 2013; 102.5% from January 15, 2013 to January 14, 2014; and 100.0% from January 15, 2014 to the maturity date. In addition, at any time prior to January 15, 2012, we may at our option prepay all or any part of the notes by paying a make-whole premium amount based on the present value of the remaining scheduled payments. Given the terms, we currently intend to repay or refinance the 14.053% Notes at the earliest practicable date after January 15, 2012, depending on available financing or other sources of cash at the time.

The 14.053% Notes contain certain covenants that, among other things, limit (subject to customary exceptions) our ability and the ability of our subsidiaries to:

—	incur additional indebtedness;
—	create liens with respect to any of our properties; and
—	transfer or sell assets.

6.625% Notes

In November 2010, we completed an offering of $225.0 million aggregate principal amount of 6.625% senior unsecured notes due December 15, 2016 (“6.625% Notes”).

We received proceeds of approximately $220 million (purchase price of $225.0 million, net of approximately $5 million in transaction costs). The effective interest rate on this transaction was approximately 7%.

We have the option to redeem all or a portion of the 6.625% Notes, at any time, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. The 6.625% Notes are not otherwise callable.

The 6.625% Notes are subject to certain covenants that, among other things, limit (subject to customary exceptions) our ability and the ability of our subsidiaries to:

—	incur additional indebtedness and issue preferred stock;
—	pay dividends or make other equity distributions;
—	agree to any restrictions on the ability of our restricted subsidiaries to make payments to us;
—	create liens on certain assets to secure debt;
—	make certain investments;
—	merge or consolidate with other companies or transfer all or substantially all of our assets; and
—	engage in sale and leaseback transactions.

Sale-Leaseback Financing

In March 2009, an affiliate of our Company entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest in our Company’s headquarters building located at 620 Eighth Avenue in New York City (the “Condo Interest”). The sale price for

P.80      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

the Condo Interest was $225.0 million. We have an option, exercisable during the 10th year of the lease term, to repurchase the Condo Interest for $250.0 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years.

The transaction is accounted for as a financing transaction. As such, we have continued to depreciate the Condo Interest and account for the rental payments as interest expense. The difference between the purchase option price of $250.0 million and the net sale proceeds of approximately $211 million, or approximately $39 million, is being amortized over a 10-year period through interest expense. The effective interest rate on this transaction was approximately 13%.

Revolving Credit Agreement

Our $400.0 million credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. As of December 26, 2010, excluding letters of credit, there were no outstanding borrowings under the revolving credit agreement.

Any borrowings under the revolving credit agreement bear interest at specified margins based on our credit rating, over various floating rates selected by us. The amount available under our revolving credit agreement is summarized in the following table.

(In thousands)	December 26, 2010
Revolving credit agreement	$400,000
Less:
Amount outstanding under revolving credit agreement	–
Letters of credit	62,129

Amount available under revolving credit agreement	$337,871

The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which, as defined by the agreement, does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders’ equity (as defined by the agreement) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of December 26, 2010, the amount of stockholders’ equity in excess of the required level was approximately $756 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

Premium on Debt Redemption

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

9. Other

Severance Costs

We recognized severance costs of $6.8 million in 2010, $53.9 million in 2009 and $81.0 million in 2008. In 2010, 2009 and 2008, these costs were primarily recognized at the News Media Group related to various initiatives and are primarily recorded in “Selling, general and administrative costs” in our Consolidated Statements of Operations. We had a severance liability of $11.1 million and $35.3 million included in “Accrued expenses and other” in our Consolidated Balance Sheet as of December 26, 2010 and December 27, 2009, respectively, of which the majority of the December 26, 2010 balance will be paid in 2011.

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

In the fourth quarter of 2009, we also recorded a $3.5 million charge for the early termination of a third-party printing contract.

Gain on Sale of Assets

In 2009, we sold certain surplus real estate assets at the Regional Media Group and recorded a gain on the sales totaling $5.2 million.

City & Suburban Closure

In January 2009, we closed City & Suburban, which operated a wholesale distribution business that delivered The New York Times (“The Times”) and other newspapers and magazines to newsstands and retail outlets in the New York metropolitan area. With this change, we moved to a distribution model similar to that of The Times’s national edition. As a result, The Times is currently delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and our Company’s own drivers. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.

Total costs recorded to close City & Suburban were approximately $64 million, of which approximately $31 million was recorded in 2009 and approximately $33 million was recorded in 2008 (principally consisting of $29 million in severance costs). In 2009, the costs included the $22.8 million estimated loss on leases and a $5.3 million charge for a multiemployer pension plan withdrawal liability (see Note 11).

Consolidation of Printing Plants

We completed the consolidation of the Globe’s printing facility in Billerica, Mass., into the Boston, Mass., facility in the second quarter of 2009. Total costs recorded in connection with the consolidation were approximately $29 million, of which approximately $25 million was recorded in 2009 (approximately $13 million in severance costs, approximately $6 million in accelerated depreciation and approximately $6 million in moving costs) and approximately $4 million was recorded in 2008 (for accelerated depreciation). In addition, we recognized a $16.1 million impairment charge in 2010 (See Note 5).

Capital expenditures to consolidate the Globe’s printing operations into one printing plant were approximately $5 million, of which the majority was incurred in 2009.

We consolidated the printing operations of a facility we leased in Edison, N.J., into our facility in College Point, N.Y., in 2007. The Edison, N.J., facility was closed in March 2008. The costs to close the Edison facility were approximately $89 million, principally consisting of accelerated depreciation charges (approximately $69 million), severance costs (approximately $15 million) and plant restoration costs (approximately $5 million).

Loan Issuance

In 2009, we made a one-year secured term loan of approximately $13 million to a third-party circulation service provider. In April 2010, we amended the loan, reducing the amount of the loan to $10 million and extending the maturity date for one year until April 2011. On October 22, 2010, the loan was repaid in full.

10. Fair Value Measurements

Fair value is the price that would be received upon the sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. The

P.82      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

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

As of December 26, 2010 and December 27, 2009, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented within Note 11. The disclosure of the fair value of our short-term investments, which are classified as Level 1, is included in Note 3 and the fair value of our long-term debt is included in Note 8.

11. Pension Benefits

We sponsor several pension plans; participate in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan; and make contributions to several multiemployer plans in connection with collective bargaining agreements. These plans cover the majority of our employees.

Our Company-sponsored defined benefit pension plans include qualified plans (funded) as well as non-qualified plans (unfunded). These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan. Our non-qualified plans provide enhanced retirement benefits to select members of management.

We also have a foreign-based pension plan for certain IHT employees (the “foreign plan”). The information for the foreign plan is combined with the information for U.S. non-qualified plans. The benefit obligation of the foreign plan is immaterial to our total benefit obligation.

In 2010, we recorded a $6.3 million charge for a change in estimate of pension withdrawal obligations under several multiemployer pension plans at the Globe. The 2009 pension withdrawal expense was $78.9 million related to the following items:

—

Employees of the Globe represented by various unions ratified amendments to their collective bargaining agreements that allowed us to withdraw or partially withdraw from various multiemployer pension plans. The withdrawals resulted in withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. We recorded a $73.6 million charge for the present value of estimated future payments under the pension withdrawal liabilities. Our total future payments are currently estimated to be approximately $214 million. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to us.

—

We recognized a $5.3 million charge for the present value of future payments under a pension withdrawal liability under a multiemployer pension plan related to the closure of our subsidiary, City & Suburban. Our total future payments are approximately $6 million.

We did not make significant changes to our pension plans during 2010. During 2009, we made the following changes to certain of our pension plans, which resulted in a net pension curtailment gain of $54.0 million.

—

We amended a Company-sponsored qualified pension plan for non-union employees to discontinue future benefit accruals under the plan and freeze existing accrued benefits effective December 31, 2009. Benefits earned by participants under the plan prior to January 1, 2010, were not affected. We also froze a non-qualified pension plan that provides enhanced retirement benefits to select members of management. The accrued benefits under this supplemental benefit plan were determined and frozen based on eligible earnings through December 31, 2009. The reduction of benefits under the qualified and non-qualified plans mentioned above and various other non-qualified plans resulted in a curtailment gain of $56.7 million.

—

We froze a Company-sponsored qualified pension plan in connection with ratified amendments to a collective bargaining agreement covering the Newspaper Guild of the Globe. The amendments resulted in a curtailment loss of $2.5 million.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.83

—

We eliminated certain non-qualified retirement benefits of various employees of the Globe in connection with the amendment of two union agreements. The amendments resulted in a curtailment loss of $0.2 million.

Net Periodic Pension Cost

The components of net periodic pension (income)/costs were as follows:

	December 26, 2010			December 27, 2009			December 28, 2008
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Components of net periodic pension cost/ (income)
Service cost	$12,045	$1,896	$13,941	$28,266	$1,687	$29,953	$40,437	$3,009	$43,446
Interest cost	102,523	13,602	116,125	102,757	14,431	117,188	100,313	13,991	114,304
Expected return on plan assets	(113,625)	–	(113,625)	(113,359)	–	(113,359)	(127,659)	–	(127,659)
Recognized actuarial loss	16,496	4,103	20,599	21,901	4,061	25,962	2,916	4,951	7,867
Amortization of prior service cost/(credit)	803	–	803	(4,728)	562	(4,166)	1,648	78	1,726
Curtailment (gain)/loss	–	–	–	(58,283)	4,318	(53,965)	–	(406)	(406)

Net periodic pension cost/(income)	$18,242	$19,601	$37,843	$(23,446)	$25,059	$1,613	$17,655	$21,623	$39,278

Other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows:

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Net loss/(gain)	$122,879	$(69,416)	$663,296
Prior service cost/(credit)	–	2,115	(65,314)
Amortization of loss	(20,599)	(25,962)	(7,867)
Amortization of prior service (cost)/credit	(803)	4,166	(1,726)
Effect of curtailment	(1,083)	(2,375)	–

Total recognized in other comprehensive income	$100,394	$(91,472)	$588,389

Total recognized in net periodic benefit cost and other comprehensive income	$138,237	$(89,859)	$627,667

The estimated actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is approximately $29 million and $1 million, respectively.

Pension cost for our multiemployer pension plans include contributions made to the plans, which are in accordance with the formula in the relevant collective bargaining agreements, and accretion expense related to increasing the present value of our pension withdrawal obligations. Pension cost for these plans is not reflected above and was approximately $14 million in 2010, $12 million in 2009 and $15 million in 2008. In addition, we recorded expense for our pension withdrawal liabilities of $6.3 million in 2010 and $78.9 million in 2009, as discussed above.

The amount of cost recognized for defined contribution benefit plans was approximately $23 million for 2010, $14 million for 2009 and $13 million for 2008. Effective January 1, 2010, we increased our contribution under a defined contribution plan for non-union employees. This change to the defined contribution plan was made in conjunction with freezing our Company-sponsored qualified pension plan for non-union employees. The incremental contribution is equal to 3% of the employee’s eligible earnings, up to applicable limits under the Internal Revenue Code.

P.84      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Benefit Obligation and Plan Assets

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

	December 26, 2010			December 27, 2009
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,671,244	$230,602	$1,901,846	$1,637,546	$227,810	$1,865,356
Service cost	12,045	1,896	13,941	28,266	1,687	29,953
Interest cost	102,523	13,602	116,125	102,757	14,431	117,188
Plan participants’ contributions	32	–	32	17	–	17
Amendments	–	–	–	–	2,115	2,115
Actuarial loss	131,759	25,333	157,092	25,039	17,499	42,538
Curtailments	(1,083)	–	(1,083)	(37,802)	(18,539)	(56,341)
Benefits paid	(92,895)	(17,367)	(110,262)	(84,579)	(14,441)	(99,020)
Effects of change in currency conversion	–	(323)	(323)	–	40	40

Benefit obligation at end of year	1,823,625	253,743	2,077,368	1,671,244	230,602	1,901,846

Change in plan assets
Fair value of plan assets at beginning of year	1,150,915	–	1,150,915	994,777	–	994,777
Actual return on plan assets	147,837	–	147,837	225,313	–	225,313
Employer contributions	175,922	17,367	193,289	15,387	14,441	29,828
Plan participants’ contributions	32	–	32	17	–	17
Benefits paid	(92,895)	(17,367)	(110,262)	(84,579)	(14,441)	(99,020)

Fair value of plan assets at end of year	1,381,811	–	1,381,811	1,150,915	–	1,150,915

Net amount recognized	$(441,814)	$(253,743)	$(695,557)	$(520,329)	$(230,602)	$(750,931)

Amount recognized in the Consolidated Balance Sheets
Current liabilities	$–	$(16,436)	$(16,436)	$–	$(15,877)	$(15,877)
Noncurrent liabilities(1)	(441,814)	(237,307)	(679,121)	(520,329)	(214,725)	(735,054)

Net amount recognized	$(441,814)	$(253,743)	$(695,557)	$(520,329)	$(230,602)	$(750,931)

Amount recognized in accumulated other comprehensive loss
Actuarial loss	$699,709	$76,723	$776,432	$619,742	$55,493	$675,235
Prior service cost	2,762	–	2,762	3,565	–	3,565

Total	$702,471	$76,723	$779,194	$623,307	$55,493	$678,800

(1)

The “Pension benefits obligation” in our Consolidated Balance Sheet includes the noncurrent liabilities related to the qualified and non-qualified plans as well as pension withdrawal liabilities under multiemployer pension plans. The pension withdrawal liabilities under multiemployer pension plans were approximately $94 million as of December 26, 2010 and approximately $80 million as of December 27, 2009.

The accumulated benefit obligation for all pension plans was $2.04 billion and $1.87 billion as of December 26, 2010 and December 27, 2009, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 26, 2010	December 27, 2009
Projected benefit obligation	$2,077,368	$1,901,846
Accumulated benefit obligation	$2,035,644	$1,870,405
Fair value of plan assets	$1,381,811	$1,150,915

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.85

Assumptions

Weighted-average assumptions used in the actuarial computations to determine benefit obligations for our Company’s qualified pension plans were as follows:

(Percent)	December 26, 2010	December 27, 2009
Discount rate	5.60%	6.30%
Rate of increase in compensation levels	4.00%	4.00%

The rate of increase in compensation levels is applicable only for qualified pension plans that have not been frozen.

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for our qualified plans were as follows:

(Percent)	December 26, 2010	December 27, 2009	December 28, 2008
Discount rate	6.30%	6.45%	6.45%
Rate of increase in compensation levels	4.00%	3.50%	4.50%
Expected long-term rate of return on assets	8.75%	8.75%	8.75%

Weighted-average assumptions used in the actuarial computations to determine benefit obligations for our non-qualified plans were as follows:

(Percent)	December 26, 2010	December 27, 2009
Discount rate	5.45%	6.00%
Rate of increase in compensation levels	3.50%	3.50%

The rate of increase in compensation levels is applicable only for the non-qualified pension plans that have not been frozen.

Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for our Company’s non-qualified plans were as follows:

(Percent)	December 26, 2010	December 27, 2009	December 28, 2008
Discount rate	6.00%	6.55%	6.35%
Rate of increase in compensation levels	3.50%	3.50%	4.50%
Expected long-term rate of return on assets	N/A	N/A	N/A

We determined our discount rate using a Ryan ALM, Inc. Curve (the “Ryan Curve”). The Ryan Curve provides the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). We believe the Ryan Curve allows us to calculate an appropriate discount rate.

To determine our discount rate, we project a cash flow based on annual accrued benefits. For active participants, the benefits under the respective pension plans are projected to the date of termination. The projected plan cash flow is discounted to the measurement date, which is the last day of our fiscal year, using the annual spot rates provided in the Ryan Curve. A single discount rate is then computed so that the present value of the benefit cash flow equals the present value computed using the Ryan Curve rates.

In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year.

P.86      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The value (“market-related value”) of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is defined as either fair value or a calculated value that recognizes changes in fair value over not more than five years. Our market-related value is a calculated value that recognizes changes in fair value over three years.

Plan Assets

Company-Sponsored Pension Plans

The assets underlying the Company-sponsored qualified pension plans are managed by professional investment managers. These investment managers are selected and monitored by the pension investment committee, composed of certain senior executives, who are appointed by the Finance Committee of the Board of Directors of the Company. The Finance Committee is responsible for adopting our investment policy, which includes rules regarding the selection and retention of qualified advisors and investment managers. The pension investment committee is responsible for implementing and monitoring compliance with our investment policy, selecting and monitoring investment managers and communicating the investment guidelines and performance objectives to the investment managers.

Our contributions are made on a basis determined by the actuaries in accordance with the funding requirements and limitations of the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code.

Investment Policy and Strategy

The primary long-term investment objective is to allocate assets in a manner that produces a total rate of return that meets or exceeds the growth of our pension liabilities.

The intermediate-term objective is to allocate assets in a manner that outperforms each of the capital markets in which assets are invested, net of costs, measured over a complete market cycle. Overall fund performance is compared to a Target Allocation Index based on the target allocations and comparable portfolios with similar investment objectives.

Asset Allocation Guidelines

In accordance with our asset allocation strategy, for substantially all of our Company-sponsored pension plan assets, investments are categorized into long duration fixed income investments whose value is highly correlated to that of the pension plan obligations (“Long Duration Assets”) or other investments, such as equities and high-yield fixed income securities, whose return over time is expected to exceed pension plan obligations (“Return-Seeking Assets”).

The proportional allocation of assets between Long Duration Assets and Return-Seeking Assets is dependent on the funded status of each pension plan. Under our policy, a funded status of 85% to 90% requires an allocation of total assets of 45% to 55% to Long Duration Assets and 45% to 55% to Return-Seeking Assets. As our funded status increases, the allocation to Long Duration Assets will increase and the allocation to Return-Seeking Assets will decrease.

The following asset allocation guidelines apply to the Return-Seeking Assets:

Asset Category	Percentage Range
U.S. Equities	55-70%
International Equities	20-30%
Total Equity	75-95%
Fixed Income	0-5%
Fixed Income Alternative Investments	0-5%
Equity Alternative Investments	0-5%
Cash Reserves	0-5%

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.87

The weighted-average asset allocations of our Company-sponsored pension plans by asset category for both Long Duration and Return-Seeking Assets, as of December 26, 2010, were as follows:

Asset Category	Percentage
U.S. Equities	42%
International Equities	18%
Total Equity	60%
Fixed Income	34%
Fixed Income Alternative Investments	3%
Equity Alternative Investments	3%
Cash Reserves	0%

The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by the pension investment committee. The pension investment committee may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with approved asset allocation ranges to accomplish the investment objectives for the pension plan assets.

The New York Times Newspaper Guild Pension Plan

The assets underlying The New York Times Newspaper Guild pension plan are managed by investment managers selected and monitored by the Board of Trustees of the Newspaper Guild of New York. These investment managers are provided the authority to manage the investment assets of The New York Times Newspaper Guild pension plan, including acquiring and disposing of assets, subject to the certain guidelines.

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

The specified target allocation of assets and ranges set forth above are maintained and reviewed on a periodic basis by the Trustees. The Trustees have the responsibility for taking the necessary actions to rebalance The New York Times Newspaper Guild pension plan within the established targets.

P.88      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The New York Times Newspaper Guild pension plan’s weighted-average asset allocations by asset category, as of December 26, 2010, were as follows:

Asset Category	Percentage
U.S. Equities	59%
International Equities	10%
Total Equity	69%
Fixed Income	30%
Cash Equivalents	1%

Fair Value of Plan Assets

The fair value of the assets underlying our Company-sponsored qualified pension plans and The New York Times Newspaper Guild pension plan by asset category are as follows:

	Fair Value Measurements at December 26, 2010
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities:
U.S. Equities	$191,559	$–	$–	$191,559
International Equities	95,880	–	–	95,880
Common/Collective Funds(1)	–	570,244	–	570,244
Fixed Income Securities:
Corporate Bonds	–	309,223	–	309,223
U.S. Treasury and Other Government Securities	–	55,235	–	55,235
Insurance Contracts	–	35,924	–	35,924
Municipal and Provincial Bonds	–	19,799	–	19,799
Government Sponsored Enterprises(2)	–	12,551	–	12,551
Other	–	8,208	–	8,208
Cash and Cash Equivalents	–	9,207	–	9,207
Real Estate	–	–	37,471	37,471
Private Equity	–	–	31,187	31,187

Assets at Fair Value	$287,439	$1,020,391	$68,658	$1,376,488
Other Assets				5,323

Total				$1,381,811

(1)

The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the net asset value of the underlying funds.

(2)	Represents investments that are not backed by the full faith and credit of the United States government.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.89

	Fair Value Measurements at December 27, 2009
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities:
U.S. Equities	$208,289	$–	$–	$208,289
International Equities	83,461	–	–	83,461
Common/Collective Funds(1)	–	509,621	–	509,621
Fixed Income Securities:
Corporate Bonds	–	197,284	–	197,284
Insurance Contracts	–	44,961	–	44,961
U.S. Treasury and Other Government Securities	–	29,060	–	29,060
Government Sponsored Enterprises(2)	–	7,664	–	7,664
Municipal and Provincial Bonds	–	3,647	–	3,647
Other	–	3,160	–	3,160
Cash and Cash Equivalents	–	5,225	–	5,225
Real Estate	–	–	33,938	33,938
Private Equity	–	–	20,564	20,564

Assets at Fair Value	$291,750	$800,622	$54,502	$1,146,874
Other Assets				4,041

Total				$1,150,915

(1)

The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the net asset value of the underlying funds.

(2)	Represents investments that are not backed by the full faith and credit of the United States government.

Level 1 and Level 2 Investments

Where quoted prices are available in an active market for identical assets, such as equity securities traded on an exchange, transactions for the asset occur with such frequency that the pricing information is available on an ongoing/daily basis. We, therefore, classify these types of investments as Level 1 where the fair value represents the closing/last trade price for these particular securities.

For our investments where pricing data may not be readily available, fair values are estimated by using quoted prices for similar assets, in both active and not active markets, and observable inputs, other than quoted prices, such as interest rates and credit risk. We classify these types of investments as Level 2 because we are able to reasonably estimate the fair value through inputs that are observable, either directly or indirectly.

Level 3 Investments

We have investments in private equity funds and a real estate investment fund that have been determined to be Level 3 investments, within the fair value hierarchy, because the inputs to determine fair value are considered unobservable.

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

P.90      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair value may differ significantly from the values that would have been used had a market for those investments existed.

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) as of December 26, 2010 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Real Estate	Private Equity	Total
Balance at beginning of year	$33,938	$20,564	$54,502
Actual gain on plan assets:
Relating to assets still held	3,533	4,503	8,036
Related to assets sold during the period	–	–	–
Capital contribution	–	6,120	6,120
Sales	–	–	–

Balance at end of year	$37,471	$31,187	$68,658

The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) as of December 27, 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Real Estate	Private Equity	Total
Balance at beginning of year	$52,689	$17,995	$70,684
Actual loss on plan assets:
Relating to assets still held	(16,422)	(355)	(16,777)
Related to assets sold during the period	(73)	–	(73)
Capital contribution	–	2,924	2,924
Sales	(2,256)	–	(2,256)

Balance at end of year	$33,938	$20,564	$54,502

Cash Flows

For funding purposes as measured in accordance with ERISA, based on preliminary results, the underfunded status of our qualified pension plans as of January 1, 2011, was approximately $270 million, an improvement of approximately $150 million from the prior year. In 2010, the funded status of these pension plans benefited from contributions and favorable asset performance offset, in part, by lower interest rates.

We made contributions of approximately $176 million to certain qualified pension plans in 2010. The majority of these contributions were discretionary. We made a $9.0 million contribution to one of our Company-sponsored qualified pension plans in January 2011. We may make discretionary contributions in 2011 to our Company-sponsored qualified pension plans based on cash flows, pension asset performance, interest rates and other factors, but will not be required to make mandatory contributions except for contractual contributions of approximately $32 million in connection with The New York Times Newspaper Guild pension plan.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.91

The following benefit payments (net of plan participant contributions for non-qualified plans) under our pension plans, which reflect expected future services, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2011	$89,447	$16,904	$106,351
2012	92,793	16,524	109,317
2013	94,670	17,186	111,856
2014	96,965	17,586	114,551
2015	101,822	18,139	119,961
2016-2020	572,004	57,988	629,992

While benefit payments under these pension plans are expected to continue beyond 2020, we believe that an estimate beyond this period is impracticable.

12. Other Postretirement Benefits

We provide health benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. We no longer provide post-age 65 retiree medical benefits for employees who retire on or after March 1, 2009. We also contribute to a postretirement plan under the provisions of a collective bargaining agreement. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from our assets.

The Patient Protection and Affordable Care Act, which was enacted on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010, which was enacted on March 30, 2010, eliminated the tax deductibility of certain retiree health care costs, beginning January 1, 2013, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D. Because the future anticipated retiree health care liabilities and related subsidies are already reflected in our financial statements, this legislation required us to reduce the related deferred tax asset recognized in our financial statements. As a result, we recorded a one-time tax charge of $11.4 million in 2010 for the reduction in future tax benefits for retiree health benefits resulting from the federal health care legislation enacted in 2010. The impact of this legislation was not material and is included in our year-end measurement of our postretirement benefits obligation.

The components of net periodic postretirement (income)/costs were as follows:

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Components of net periodic postretirement benefit cost
Service cost	$1,076	$1,551	$3,283
Interest cost	9,340	10,355	13,718
Recognized actuarial loss	3,129	2,014	3,527
Amortization of prior service credit	(15,602)	(14,902)	(11,891)

Net periodic postretirement benefit (income)/cost	$(2,057)	$(982)	$8,637

P.92      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

The changes in the benefit obligations recognized in other comprehensive income were as follows:

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Net (gain)/loss	$(16,865)	$15,749	$(28,319)
Prior service credit	–	(9,581)	(39,676)
Amortization of loss	(3,129)	(2,014)	(3,527)
Amortization of prior service credit	15,602	14,902	11,891

Total recognized in other comprehensive income	$(4,392)	$19,056	$(59,631)

Total recognized in net periodic benefit cost and other comprehensive income	$(6,449)	$18,074	$(50,994)

The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $2 million and $16 million, respectively.

In connection with collective bargaining agreements, we contribute to several welfare plans. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these welfare plans are not reflected above and were approximately $18 million in 2010 and 2009 and $22 million in 2008.

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive loss were as follows:

(In thousands)	December 26, 2010	December 27, 2009
Change in benefit obligation
Benefit obligation at beginning of year	$164,811	$161,876
Service cost	1,076	1,551
Interest cost	9,340	10,355
Plan participants’ contributions	4,569	3,466
Actuarial (gain)/loss	(16,865)	15,749
Plan amendments	–	(9,581)
Benefits paid	(21,438)	(20,916)
Medicare subsidies received	924	2,311

Benefit obligation at the end of year	142,417	164,811

Change in plan assets
Fair value of plan assets at beginning of year	–	–
Employer contributions	15,945	15,139
Plan participants’ contributions	4,569	3,466
Benefits paid	(21,438)	(20,916)
Medicare subsidies received	924	2,311

Fair value of plan assets at end of year	–	–

Net amount recognized	$(142,417)	$(164,811)

Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(11,794)	$(13,561)
Noncurrent liabilities	(130,623)	(151,250)

Net amount recognized	$(142,417)	$(164,811)

Amount recognized in accumulated other comprehensive loss
Actuarial loss	$31,967	$51,961
Prior service credit	(117,350)	(132,952)

Total	$(85,383)	$(80,991)

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.93

Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 26, 2010	December 27, 2009
Discount rate	5.35%	5.92%
Estimated increase in compensation level	3.50%	3.50%

Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 26, 2010	December 27, 2009	December 28, 2008
Discount rate	5.92%	6.67%	6.68%
Estimated increase in compensation level	3.50%	3.50%	4.50%

The assumed health-care cost trend rates were as follows:

	December 26, 2010	December 27, 2009
Health-care cost trend rate assumed for next year:
Medical	6.75-8.50%	7.00-9.00%
Prescription	8.00%	9.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2019

Assumed health-care cost trend rates have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2010	$425	$(370)
Effect on accumulated postretirement benefit obligation as of December 26, 2010	$7,694	$(6,707)

The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2011	$13,810
2012	11,842
2013	11,761
2014	11,497
2015	11,292
2016-2020	52,781

While benefit payments under these postretirement plans are expected to continue beyond 2020, we believe that an estimate beyond this period is impracticable.

We expect to receive cash payments of approximately $3 million related to the retiree drug subsidy from 2011 through 2020 in connection with the Medicare Prescription Drug Improvement and Modernization Act of 2003. The benefit payments in the above table are not reduced for the subsidy.

P.94      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement, during the employees’ active years of service. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued cost of these benefits amounted to $20.2 million as of December 26, 2010 and $23.9 million as of December 27, 2009.

13. Other Liabilities

The components of the “Other Liabilities – Other” balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 26, 2010	December 27, 2009
Deferred compensation	$87,102	$89,969
Other liabilities	130,373	154,997

Total	$217,475	$244,966

Deferred compensation consists primarily of deferrals under our deferred executive compensation plan (the “DEC Plan”). The DEC plan enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. While the initial deferral period is for a minimum of two years up to a maximum of 15 years (after which time taxable distributions must begin), the executive has the option to extend the deferral period. Employees’ contributions earn income based on the performance of investment funds they select.

We invest deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. Our investments in life insurance products are included in “Miscellaneous assets” in our Consolidated Balance Sheets, and were $88.6 million as of December 26, 2010 and $88.9 million as of December 27, 2009.

Other liabilities in the preceding table above primarily include our tax contingency and worker’s compensation liability.

14. Income Taxes

Reconciliations between the effective tax rate on income/(loss) from continuing operations before income taxes and the federal statutory rate are presented below.

	December 26, 2010		December 27, 2009		December 28, 2008
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$62,027	35.0%	$1,321	35.0%	$(25,172)	35.0%
State and local taxes, net	19,010	10.7	12,418	329.1	5,322	(7.4)
Effect of enacted changes in tax laws	11,370	6.4	11,743	311.2	5,337	(7.5)
Reduction in uncertain tax positions	(21,722)	(12.2)	(22,338)	(592.0)	(11,178)	15.5
Effect of New York State investment tax credits	–	–	–	–	(3,965)	5.5
(Gain)/loss on Company-owned life insurance	(3,319)	(1.9)	(4,156)	(110.1)	13,462	(18.7)
Non-deductible goodwill	–	–	852	22.5	8,014	(11.1)
Other, net	1,150	0.7	2,366	62.7	2,201	(3.0)

Income tax expense/(benefit)	$68,516	38.7%	$2,206	58.4%	$(5,979)	8.3%

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.95

The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Current tax expense/(benefit)
Federal	$14,354	$(23,748)	$11,171
Foreign	682	784	656
State and local	(7,791)	(19,261)	1,152

Total current tax expense/(benefit)	7,245	(42,225)	12,979

Deferred tax expense/(benefit)
Federal	49,214	28,247	(22,087)
Foreign	2,137	(4,473)	349
State and local	9,920	20,657	2,780

Total deferred tax expense/(benefit)	61,271	44,431	(18,958)

Income tax expense/(benefit)	$68,516	$2,206	$(5,979)

State tax operating loss carryforwards (“loss carryforwards”) totaled $8.7 million as of December 26, 2010 and $13.5 million as of December 27, 2009. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives generally ranging from 1 to 20 years.

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 26, 2010	December 27, 2009
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$420,745	$434,961
Accruals for other employee benefits, compensation, insurance and other	56,280	31,486
Accounts receivable allowances	9,587	10,109
Other	91,424	127,794

Gross deferred tax assets	578,036	604,350
Valuation allowance	–	(1,156)

Net deferred tax assets	$578,036	$603,194

Deferred tax liabilities
Property, plant and equipment	$141,052	$151,382
Intangible assets	44,568	29,600
Investments in joint ventures	11,796	13,007
Other	56,044	46,219

Gross deferred tax liabilities	253,460	240,208

Net deferred tax asset	$324,576	$362,986

Amounts recognized in the Consolidated Balance Sheets
Deferred tax asset – current	$68,875	$44,860
Deferred tax asset – long-term	255,701	318,126

Net deferred tax asset	$324,576	$362,986

We assess whether a valuation allowance should be established against deferred tax assets based on the consideration of both positive and negative evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. We evaluated our deferred tax assets for recoverability using a consistent approach that considers our three-year historical cumulative income/(loss), including an assessment of the degree

P.96      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

to which any such losses were due to items that are unusual in nature (e.g., impairments of non-deductible goodwill and intangible assets). We concluded that a valuation allowance is not required as of December 26, 2010.

Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $2.1 million in 2010, $1.0 million in 2009 and $0.7 million in 2008.

As of December 26, 2010, and December 27, 2009, “Accumulated other comprehensive loss, net of income taxes” in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $280 million and $242 million, respectively.

A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Balance at beginning of year	$70,578	$92,582	$118,279
Additions based on tax positions related to the current year	2,565	3,545	6,918
Reductions for tax positions of prior years	(13,347)	(13,484)	(27,960)
Reductions from lapse of applicable statutes of limitations	(4,160)	(12,065)	(4,655)

Balance at end of year	$55,636	$70,578	$92,582

The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $36 million as of December 26, 2010 and approximately $46 million as of December 27, 2009.

We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $18 million as of December 26, 2010, and approximately $28 million as of December 27, 2009. The total amount of accrued interest and penalties was a net benefit of $6.3 million in 2010 and $4.4 million in 2009 and expense of $0.4 million in 2008.

With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.

It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next twelve months, which could result in a decrease in unrecognized tax benefits of approximately $20 million that would, if recognized, impact the effective tax rate.

15. Discontinued Operations

Discontinued operations are summarized in the following table.

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Revenues	$–	$5,062	$9,092
Total operating costs	–	7,082	8,537

Pre-tax (loss)/income	–	(2,020)	555
Income tax (benefit)/expense	–	(864)	253

(Loss)/income from discontinued operations, net of income taxes	–	(1,156)	302
Gain on sale, net of income taxes:
Gain/(loss) on sale	16	34,914	(565)
Income tax expense/(benefit)	3	15,426	(8,865)

Gain on sale, net of income taxes	13	19,488	8,300

Income from discontinued operations, net of income taxes	$13	$18,332	$8,602

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.97

WQXR-FM

On October 8, 2009, we completed the sale of WQXR-FM, a New York City classical radio station, to subsidiaries of Univision Radio Inc. and WNYC Radio for a total of approximately $45 million. Univision Radio paid us $33.5 million to exchange the FCC 105.9 FM broadcast license and transmitting equipment for our license, equipment and stronger signal at 96.3 FM. At the same time, WNYC Radio purchased the FCC license for 105.9 FM, all related transmitting equipment and WQXR-FM’s call letters and Web site from us for $11.5 million. We used the proceeds from the sale to pay outstanding debt. We recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in 2009. In 2010, we recorded post-closing adjustments to the gain.

The results of operations for WQXR-FM are presented as discontinued operations in our Consolidated Financial Statements for all periods presented. WQXR-FM was previously consolidated in the results of The New York Times Media Group, which is part of the News Media Group.

Broadcast Media Group

On May 7, 2007, we sold our Broadcast Media Group, which consisted of nine network-affiliated television stations, their related Web sites and digital operating center, for approximately $575 million. In 2008, we had an $8.3 million adjustment to the gain on sale of the Broadcast Media Group, which was recorded in 2007, as a result of a reduction in income taxes and post-closing adjustments to the gain.

16. Earnings/(Loss) Per Share

Basic and diluted earnings/(loss) per share were as follows:

(In thousands, except per share data)	December 26, 2010	December 27, 2009	December 28, 2008
Income/(loss) from continuing operations	$107,691	$1,559	$(66,441)
Income from discontinued operations, net of income taxes	13	18,332	8,602

Net income/(loss)	$107,704	$19,891	$(57,839)

Average number of common shares outstanding – Basic	145,636	144,188	143,777
Incremental shares for assumed exercise of securities	6,964	2,179	–

Average number of common shares outstanding – Diluted	152,600	146,367	143,777

Income/(loss) from continuing operations	$0.74	$0.01	$(0.46)
Income from discontinued operations, net of income taxes	0.00	0.13	0.06

Income/(loss) per share – Basic	$0.74	$0.14	$(0.40)

Income/(loss) from continuing operations	$0.71	$0.01	$(0.46)
Income from discontinued operations, net of income taxes	0.00	0.13	0.06

Income/(loss) per share – Diluted	$0.71	$0.14	$(0.40)

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options and warrants, issued in connection with our 14.053% Notes, could have the most significant impact on diluted shares.

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Common Stock, because their inclusion would result in an anti-dilutive effect on per share amounts.

The number of stock options that were excluded from the computation of diluted earnings per share because their exercise price exceeded the market value of our Common Stock (2010 and 2009) or because they were anti-dilutive due to a loss from continuing operations (2008) were approximately 24 million in 2010, 29 million in 2009 and 31 million in 2008, respectively. The stock option exercise prices range from $3.63 to $48.54.

P.98      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

17. Stock-Based Awards

Under our Company’s 1991 Executive Stock Incentive Plan (the “1991 Incentive Plan”) and our 1991 Executive Cash Bonus Plan (together, the “1991 Executive Plans”), the Board of Directors was authorized to grant awards to key employees of cash, restricted and unrestricted shares of our Class A Common Stock (“Common Stock”), retirement units (stock equivalents) or such other awards as the Board of Directors deemed appropriate. Effective April 27, 2010, our 2010 Incentive Compensation Plan (the “2010 Incentive Plan”) was approved by our Company’s stockholders and replaced the 1991 Executive Plans.

Our 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”) provides for the issuance of up to 500,000 shares of Common Stock in the form of stock options or restricted stock awards. Under our 2004 Directors’ Plan, each non-employee director of our Company has historically received annual grants of non-qualified stock options with 10-year terms to purchase 4,000 shares of Common Stock from our Company at the average market price of such shares on the date of grant. Restricted stock has not been awarded under the 2004 Directors’ Plan for the purpose of stock-based compensation.

We recognize stock-based compensation expense for stock options, Common Stock under our Company’s ESPP, cash-settled restricted stock units, stock-settled restricted stock units, LTIP awards, stock appreciation rights and restricted stock (for 2008 only) (together, “Stock-Based Awards”). Stock-based compensation expense was $8.4 million in 2010, $20.4 million in 2009 and $17.7 million in 2008.

Stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Our Company’s 1991 Incentive Plan, 2010 Incentive Plan and our 2004 Directors’ Plan provide that awards generally vest over a stated vesting period or upon the retirement of an employee or director, as the case may be.

Our pool of excess tax benefits (“APIC Pool”) available to absorb tax deficiencies was approximately $32 million as of December 26, 2010.

Stock Options and Stock Appreciation Rights

Our Company’s 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of both incentive and non-qualified stock options principally at an option price per share of 100% of the fair value of our Common Stock on the date of grant. Stock options have generally been granted with a 3-year vesting period and a 6-year term, or a 4-year or 3-year vesting period and a 10-year term. The stock options vest in equal annual installments.

Our 2004 Directors’ Plan provides for grants of stock options to non-employee Directors at an option price per share of 100% of the fair value of Common Stock on the date of grant. Stock options are granted with a 1-year vesting period and a 10-year term. Our Company’s Directors are considered employees for this purpose.

During 2009, we discovered that portions of previously awarded stock option grants exceeded that permitted to be granted to a single individual during any calendar year under the terms of our Company’s plans. A total of 250,000 options in 2008 and 200,000 options in 2009 granted in excess of applicable plan limits were determined to be null and void. The independent directors of our Company’s Board of Directors, after consultation with all non-management directors, approved the grant of deferred payment stock appreciation rights equal in number and on the same economic terms comparable to the void options. Stock appreciation rights are classified as liability awards because we incur a liability, payable in cash, based on the fair value of the stock appreciation rights. These rights are measured at their fair value at the end of each reporting period utilizing the Black-Scholes valuation model and, therefore, will fluctuate based on the changes in our stock price.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.99

Changes in our Company’s stock options in 2010 were as follows:

	December 26, 2010
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding, beginning of year	26,338	$35	4	$16,532
Granted	902	11		–
Exercised	(257)	4		–
Forfeited/Expired	(5,569)	40		–

Options outstanding at end of period	21,414	$33	4	$10,629

Options expected to vest at end of period	21,365	$33	4	$10,443

Options exercisable at end of period	18,392	$37	3	$3,339

The total intrinsic value for stock options exercised was approximately $1.7 million in 2010 and $0.5 million in 2009. There were no stock option exercises in 2008.

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

	December 26, 2010		December 27, 2009		December 28, 2008
Term (In years)	10	10	10	10	6	10	10
Vesting (In years)	3	1	3	1	3	1	4

Risk-free interest rate	3.19%	2.69%	2.72%	2.45%	2.70%	3.84%	3.03%
Expected life (in years)	6	5	6	5	4.5	5	6
Expected volatility	41.60%	45.93%	31.01%	35.00%	18.52%	18.68%	19.25%
Expected dividend yield	0%	0%	0%	0%	4.69%	4.69%	4.69%
Weighted-average fair value	$4.99	$4.68	$1.29	$1.71	$1.96	$2.31	$2.24

Restricted Stock

Our 1991 Incentive Plan also provided, and the 2010 Incentive Plan provides, for grants of restricted stock. We did not grant restricted stock in 2010, 2009 or 2008, but rather granted restricted stock units (see below). The fair value of restricted stock is the average market price at date of grant. The intrinsic value of restricted stock vested was $1.4 million in 2009 and $0.6 million in 2008.

Restricted Stock Units

Our 1991 Incentive Plan also provided, and the 2010 Incentive Plan provides, for grants of other awards, including restricted stock units. Restricted stock units granted in 2010 and 2009 are “cash-settled,” while restricted stock units granted in 2008 and before are “stock-settled.” For “cash-settled” restricted stock units, each restricted stock unit represents our obligation to deliver to the

P.100      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

holder cash, equivalent to the market value of the underlying shares of Common Stock upon vesting. For “stock-settled” restricted stock units, each restricted stock unit represents our obligation to deliver to the holder one share of Common Stock upon vesting.

In 2010 and 2009, we granted cash-settled restricted stock units with a 3-year vesting period. The fair value of “cash-settled” and “stock-settled” restricted stock units is the average market price at date of grant. “Cash-settled” restricted stock units are classified as liability awards because we incur a liability, payable in cash, based on our stock price. The cash-settled restricted stock unit is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the fluctuations in our stock price.

Changes in our cash-settled restricted stock units in 2010 were as follows:

	December 26, 2010
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested cash-settled restricted stock units at beginning of period	565	$4
Granted	288	11
Vested	(26)	4
Forfeited	(39)	5

Unvested cash-settled restricted stock units at end of period	788	$6

Unvested cash-settled restricted stock units expected to vest at end of period	768	$6

The intrinsic value of restricted stock units vested was $0.3 million in 2010 and $0.1 million in 2009. In 2008, we granted stock-settled restricted stock units with a 3-year vesting period.

Changes in our Company’s stock-settled restricted stock units in 2010 were as follows:

	December 26, 2010
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	719	$24
Granted	–	–
Vested	(345)	27
Forfeited	(19)	23

Unvested stock-settled restricted stock units at end of period	355	$22

Unvested stock-settled restricted stock units expected to vest at end of period	355	$22

The intrinsic value of stock-settled restricted stock units vested was $3.3 million in 2010, $0.5 million in 2009 and $0.8 million in 2008.

ESPP

Under our Company’s ESPP, participating employees purchase Common Stock through payroll deductions. Employees may withdraw from an offering before the purchase date and obtain a refund of the amounts withheld through payroll deductions plus accrued interest.

In 2010, there was one 12-month ESPP offering with a purchase price set at a 15% discount of the average market price of the Common Stock on October 14, 2009 or December 27, 2010, whichever was lower. The purchase price was $7.16 for the 2010 offering. Approximately 600,000 shares were issued under the 2010 ESPP offering in the 2011 fiscal year.

The fair value of the offering was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.101

U.S. treasury yield curve in effect at the time of grant. Expected volatility was based on the historical volatility on the day of grant.

Risk-free interest rate	.771%
Expected life	1.2 years
Expected volatility	72.11%
Expected dividend yield	0%
Weighted-average fair value	$3.87

In 2009, there was one 12-month ESPP offering with a purchase price set at a 15% discount of the average market price of the Common Stock on November 24, 2008 or December 28, 2009, whichever was lower. The purchase price was $5.30 and the weighted-average fair value was $2.34 for the 2009 offering. Approximately 700,000 shares were issued under the 2009 ESPP offering in the 2010 fiscal year.

In 2008, there was one 12-month ESPP offering with a purchase price set at a 5% discount of the average market price on December 26, 2008. With these terms, the ESPP was not considered a compensatory plan, and therefore compensation expense was not recorded for shares issued under the ESPP in 2008.

LTIP Awards

Our Company’s 1991 Executive Plans provided for grants of cash awards to key executives payable at the end of a multi-year performance period. The target award is determined at the beginning of the period and can increase to a maximum of 175% of the target or decrease to zero.

For the award granted for the cycle beginning in 2005 paid in 2010, the total payment was based on a key performance measure, Total Shareholder Return (“TSR”). TSR is calculated as stock appreciation plus reinvested dividends. For the award granted for the cycle beginning in 2006 payable in 2011, 50% of the payment is based on TSR. The payment is subject to approval by the Board’s Compensation Committee. In 2010, there were approximately $7 million in payments for LTIP awards based on TSR. There were no LTIP awards based on TSR paid in 2009 and 2008.

The LTIP awards based on TSR are classified as liability awards because we incur a liability, payable in cash, indexed to our stock price. The LTIP award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the operating results and the performance of our TSR relative to the peer group’s TSR. The fair value of the LTIP awards was calculated by comparing our TSR against a predetermined peer group’s TSR over the performance period. The payout of the LTIP awards are based on relative performance; therefore, correlations in stock price performance among the peer group companies also factor into the valuation.

For awards granted for the cycle beginning in 2007 and subsequent periods, the actual payment, if any, will no longer have a performance measure based on TSR. Therefore, these awards are not considered stock-based compensation.

As of December 26, 2010, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $4 million and is expected to be recognized over a weighted-average period of 1.3 years.

P.102      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

We generally issue shares for the exercise of stock options and ESPP from unissued reserved shares and issue shares for stock-settled restricted stock units and our Company stock match under a 401(k) plan from treasury shares.

Shares of Class A Common Stock reserved for issuance were as follows:

(In thousands)	December 26, 2010	December 27, 2009
Stock options, stock–settled restricted stock units, retirement units and other awards
Outstanding	21,769	27,075
Available	8,252	10,022

Employee Stock Purchase Plan
Available	7,013	7,736

401(k) Company stock match
Available	4,619	5,055

Total Outstanding	21,769	27,075

Total Available	19,884	22,813

In addition to the shares available in the table above, there were approximately 819,000 shares as of December 26, 2010 and 825,000 shares as of December 27, 2009 of Class B Common Stock available for conversion into shares of Class A Common Stock.

18. Stockholders’ Equity

Shares of our Company’s Class A and Class B Common Stock are entitled to equal participation in the event of liquidation and in dividend declarations. The Class B Common Stock is convertible at the holders’ option on a share-for-share basis into Class A Common Stock. Upon conversion, the previously outstanding shares of Class B Common Stock are automatically and immediately retired, resulting in a reduction of authorized Class B Common Stock. As provided for in our Company’s Certificate of Incorporation, the Class A Common Stock has limited voting rights, including the right to elect 30% of the Board of Directors, and the Class A and Class B Common Stock have the right to vote together on the reservation of our Company shares for stock options and other stock-based plans, on the ratification of the selection of a registered public accounting firm and, in certain circumstances, on acquisitions of the stock or assets of other companies. Otherwise, except as provided by the laws of the State of New York, all voting power is vested solely and exclusively in the holders of the Class B Common Stock.

The Adolph Ochs family trust holds approximately 90% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.

We can repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions. These repurchases may be suspended from time to time or discontinued. In 2010 and 2009, we did not repurchase any shares of Class A Common Stock pursuant to our stock repurchase program.

We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 26, 2010.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.103

19. Segment Information

Our Company’s reportable segments consist of the News Media Group and the About Group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

Revenues, operating profit and identifiable assets of foreign operations are not significant. The About Group generated more than 50% of its revenue in 2010 through cost-per-click advertising which is principally derived from an arrangement with one customer.

Below is a description of our Company’s reportable segments:

News Media Group

The News Media Group consists of The New York Times Media Group, which includes The Times, the IHT, NYTimes.com, and related businesses; the New England Media Group, which includes the Globe, Boston.com, the Worcester Telegram & Gazette, Telegram.com and related businesses; and the Regional Media Group, which includes 14 daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina, their Web sites, other print publications and related businesses.

About Group

The About Group consists of About.com, ConsumerSearch.com, UCompareHealthCare.com, CalorieCount.com and related businesses.

P.104      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

Our Statements of Operations by segment and Corporate were as follows:

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Revenues
News Media Group	$2,257,386	$2,319,378	$2,824,469
About Group	136,077	121,061	115,295

Total	$2,393,463	$2,440,439	$2,939,764

Operating Profit/(Loss)
News Media Group	$219,242	$21,163	$(30,947)
About Group	61,952	50,881	39,390
Corporate	(47,074)	2,015	(49,634)

Total	$234,120	$74,059	$(41,191)

Income from joint ventures	19,035	20,667	17,062
Gain on sale of investment	9,128	–	–
Interest expense, net	85,062	81,701	47,790
Premium on debt redemption	–	9,250	–

Income/(loss) from continuing operations before income taxes	177,221	3,775	(71,919)
Income tax expense/(benefit)	68,516	2,206	(5,979)

Income/(loss) from continuing operations	108,705	1,569	(65,940)
Discontinued operations:
(Loss)/income from discontinued operations, net of income taxes	–	(1,156)	302
Gain on sale, net of income taxes	13	19,488	8,300

Income from discontinued operations, net of income taxes	13	18,332	8,602

Net income/(loss)	108,718	19,901	(57,338)
Net income attributable to the noncontrolling interest	(1,014)	(10)	(501)

Net income/(loss) attributable to The New York Times Company common stockholders	$107,704	$19,891	$(57,839)

The News Media Group’s operating profit/(loss) includes:

—

2010 – a $16.1 million charge for the impairment of assets at the Globe’s printing facility in Billerica, Mass., which was consolidated into the Boston, Mass., printing facility in the second quarter of 2009 and a $6.3 million charge for an adjustment to estimated pension withdrawal obligations under several multiemployer pension plans at the Globe,

—

2009 – a $78.9 million charge primarily for a pension withdrawal obligation under certain multiemployer pension plans, a $31.1 million charge for loss on leases, a $5.2 million gain on sale of assets, a $4.2 million charge for the impairment of assets due to the reduced scope of a systems project, $3.5 million charge for the early termination of a third-party printing contract and a $2.7 million curtailment loss,

—	2008 – a $197.9 million non-cash charge for the impairment of assets.

Corporate includes a pension curtailment gain of $56.7 million in 2009.

See Notes 5, 9 and 11 for additional information regarding these items.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.105

Advertising, circulation and other revenue, by division of the News Media Group, were as follows:

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
The New York Times Media Group
Advertising	$780,424	$797,298	$1,067,916
Circulation	683,717	683,445	668,129
Other	92,697	101,118	180,510

Total	$1,556,838	$1,581,861	$1,916,555

New England Media Group
Advertising	$213,720	$230,886	$319,114
Circulation	167,360	167,998	154,201
Other	42,809	41,710	50,334

Total	$423,889	$440,594	$523,649

Regional Media Group
Advertising	$177,056	$192,924	$276,463
Circulation	80,416	85,043	87,824
Other	19,187	18,956	19,978

Total	$276,659	$296,923	$384,265

Total News Media Group
Advertising	$1,171,200	$1,221,108	$1,663,493
Circulation	931,493	936,486	910,154
Other	154,693	161,784	250,822

Total	$2,257,386	$2,319,378	$2,824,469

Our Company’s segment and Corporate depreciation and amortization, capital expenditures and assets reconciled to consolidated amounts were as follows:

(In thousands)	December 26, 2010	December 27, 2009	December 28, 2008
Depreciation and Amortization
News Media Group	$109,341	$122,609	$124,254
About Group	11,609	11,087	12,251
Corporate	–	–	7,796

Total	$120,950	$133,696	$144,301

Capital Expenditures
News Media Group	$26,417	$38,136	$112,746
About Group	4,856	4,339	4,818
Corporate	3,423	2,965	9,633

Total	$34,696	$45,440	$127,197

Assets
News Media Group	$1,869,798	$1,993,482	$2,218,006
About Group	429,509	437,597	447,715
Corporate	851,793	526,066	619,283
Investments in joint ventures	134,641	131,357	112,596
WQXR-FM – Discontinued Operations	–	55	4,080

Total	$3,285,741	$3,088,557	$3,401,680

P.106      2010 ANNUAL REPORT – Notes to the Consolidated Financial Statements

20. Commitments and Contingent Liabilities

Operating Leases

Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs.

Rental expense amounted to approximately $25 million in 2010, $26 million in 2009 and $34 million in 2008. The approximate minimum rental commitments under non-cancelable leases, net of subleases, as of December 26, 2010 were as follows:

(In thousands)	Amount
2011	$18,122
2012	15,088
2013	10,489
2014	8,920
2015	7,695
Later years	13,958

Total minimum lease payments	74,272
Less: noncancelable subleases	(19,499)

Total minimum lease payments, net of noncancelable subleases	$54,773

Capital Leases

Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 26, 2010, were as follows:

(In thousands)	Amount
2011	$594
2012	573
2013	552
2014	552
2015	552
Later years	8,901

Total minimum lease payments	11,724
Less: imputed interest	(5,000)

Present value of net minimum lease payments including current maturities	$6,724

Other

We have letters of credit of approximately $62 million, primarily for obligations under our workers’ compensation program, sale-leaseback financing and for our New York headquarters.

There are various legal actions that have arisen in the ordinary course of business and are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing these actions with our legal counsel that the ultimate liability that might result from these actions would not have a material adverse effect on our Consolidated Financial Statements.

Notes to the Consolidated Financial Statements – THE NEW YORK TIMES COMPANY      P.107

QUARTERLY INFORMATION (UNAUDITED)

As described in Note 15 of the Notes to the Consolidated Financial Statements, WQXR-FM’s results of operations have been presented as discontinued operations for all periods presented.

	2010 Quarters
(In thousands, except per share data)	March 28, 2010 (13 weeks)	June 27, 2010 (13 weeks)	September 26, 2010 (13 weeks)	December 26, 2010 (13 weeks)	Full Year (52 weeks)
Revenues	$587,867	$589,587	$554,333	$661,676	$2,393,463
Operating costs	535,209	528,762	522,924	550,032	2,136,927
Impairment of assets	–	–	16,148	–	16,148
Pension withdrawal expense	–	–	6,268	–	6,268

Operating profit	52,658	60,825	8,993	111,644	234,120
Income/(loss) from joint ventures	9,111	7,678	5,482	(3,236)	19,035
Gain on sale of investment	–	9,128	–	–	9,128
Interest expense, net	20,584	20,614	20,627	23,237	85,062

Income/(loss) from continuing operations before income taxes	41,185	57,017	(6,152)	85,171	177,221
Income tax expense/(benefit)	27,027	25,435	(2,018)	18,072	68,516

Income/(loss) from continuing operations	14,158	31,582	(4,134)	67,099	108,705
Income/(loss) from discontinued operations, net of income taxes	–	237	(224)	–	13

Net income/(loss)	14,158	31,819	(4,358)	67,099	108,718
Net (income)/loss attributable to the noncontrolling interest	(1,365)	214	97	40	(1,014)

Net income/(loss) attributable to The New York Times Company common stockholders	$12,793	$32,033	$(4,261)	$67,139	$107,704

Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$12,793	$31,796	$(4,037)	$67,139	$107,691
Income/(loss) from discontinued operations, net of income taxes	–	237	(224)	–	13

Net income/(loss)	$12,793	$32,033	$(4,261)	$67,139	$107,704

Average number of common shares outstanding:
Basic	145,195	145,601	145,803	145,947	145,636
Diluted	153,924	152,962	145,803	151,048	152,600

Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.09	$0.22	$(0.03)	$0.46	$0.74
Income from discontinued operations, net of income taxes	0.00	0.00	0.00	0.00	0.00

Net income/(loss)	$0.09	$0.22	$(0.03)	$0.46	$0.74

Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.08	$0.21	$(0.03)	$0.44	$0.71
Income from discontinued operations, net of income taxes	0.00	0.00	0.00	0.00	0.00

Net income/(loss)	$0.08	$0.21	$(0.03)	$0.44	$0.71

P.108      2010 ANNUAL REPORT – Quarterly Information

	2009 Quarters
(In thousands, except per share data)	March 29, 2009 (13 weeks)	June 28, 2009 (13 weeks)	September 27, 2009 (13 weeks)	December 27, 2009 (13 weeks)	Full Year (52 weeks)
Revenues	$607,133	$582,693	$569,462	$681,151	$2,440,439
Operating costs	652,458	552,366	522,243	580,733	2,307,800
Pension withdrawal expense/(gain)	–	6,649	73,600	(1,318)	78,931
Net pension curtailment expense/(gain)	–	196	2,510	(56,671)	(53,965)
Loss on leases and other	16,363	–	–	18,270	34,633
Gain on sale of assets	–	–	5,198	–	5,198
Impairment of assets	–	–	–	4,179	4,179

Operating (loss)/profit	(61,688)	23,482	(23,693)	135,958	74,059
Income from joint ventures	4,403	8,434	7,498	332	20,667
Interest expense, net	18,146	21,656	21,028	20,871	81,701
Premium on debt redemption	–	9,250	–	–	9,250

(Loss)/income from continuing operations before income taxes	(75,431)	1,010	(37,223)	115,419	3,775
Income tax (benefit)/expense	(1,171)	(38,200)	(2,482)	44,059	2,206

(Loss)/income from continuing operations	(74,260)	39,210	(34,741)	71,360	1,569
Income/(loss) from discontinued operations, net of income taxes	31	(86)	(994)	19,381	18,332

Net (loss)/income	(74,229)	39,124	(35,735)	90,741	19,901
Net (income)/loss attributable to the noncontrolling interest	(239)	(60)	111	178	(10)

Net (loss)/income attributable to The New York Times Company common stockholders	$(74,468)	$39,064	$(35,624)	$90,919	$19,891

Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(74,499)	$39,150	$(34,630)	$71,538	$1,559
Income/(loss) from discontinued operations, net of income taxes	31	(86)	(994)	19,381	18,332

Net (loss)/income	$(74,468)	$39,064	$(35,624)	$90,919	$19,891

Average number of common shares outstanding:
Basic	143,907	143,981	144,335	144,530	144,188
Diluted	143,907	144,626	144,335	150,189	146,367

Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.52)	$0.27	$(0.24)	$0.50	$0.01
Income/(loss) from discontinued operations, net of income taxes	0.00	0.00	(0.01)	0.13	0.13

Net (loss)/income	$(0.52)	$0.27	$(0.25)	$0.63	$0.14

Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.52)	$0.27	$(0.24)	$0.48	$0.01
Income/(loss) from discontinued operations, net of income taxes	0.00	0.00	(0.01)	0.13	0.13

Net (loss)/income	$(0.52)	$0.27	$(0.25)	$0.61	$0.14

Earnings/(loss) per share amounts for the quarters do not necessarily equal the respective year-end amounts for earnings or loss per share due to the weighted-average number of shares outstanding used in the computations for the respective periods. Earnings/(loss) per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding.

Our largest source of revenue is advertising. Seasonal variations in advertising revenues cause our quarterly consolidated results to fluctuate. Our business has historically experienced higher advertising volume in the fourth quarter than the remaining quarters because of holiday advertising. The level of advertising sales in any period may also be affected by advertisers’ decisions to increase or decrease their expenditures in response to anticipated consumer demand and general economic conditions.

Quarterly Information – THE NEW YORK TIMES COMPANY      P.109

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Three Years Ended December 26, 2010

Column A	Column B	Column C	Column D	Column E	Column F
(In thousands) Description	Balance at beginning of period	Additions charged to operating costs – net	Additions related to acquisitions	Deductions(a)	Balance at end of period
Year Ended December 26, 2010
Accounts receivable allowances:
Uncollectible accounts	$21,395	$6,434	$–	$10,809	$17,020
Rate adjustments and discounts	7,439	12,635	–	15,722	4,352
Returns allowance	7,651	1,257	–	71	8,837

Total	$36,485	$20,326	$–	$26,602	$30,209

Year Ended December 27, 2009
Accounts receivable allowances:
Uncollectible accounts	$18,500	$22,941	$–	$20,046	$21,395
Rate adjustments and discounts	6,382	34,277	–	33,220	7,439
Returns allowance	8,956	2,149	–	3,454	7,651

Total	$33,838	$59,367	$–	$56,720	$36,485

Year Ended December 28, 2008
Accounts receivable allowances:
Uncollectible accounts	$17,970	$22,508	$650	$22,628	$18,500
Rate adjustments and discounts	6,164	34,368	–	34,150	6,382
Returns allowance	14,271	238	–	5,553	8,956

Total	$38,405	$57,114	$650	$62,331	$33,838

(a)	Includes write-offs, net of recoveries.

P.110      2010 ANNUAL REPORT – Schedule II – Valuation and Qualifying Accounts

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 26, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

THE NEW YORK TIMES COMPANY      P.111

PART II

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal Number 1 – Election of Directors,” “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independent Directors,” but only up to and including the section titled “Audit Committee Financial Experts,” and “Board Committees” of our Proxy Statement for the 2011 Annual Meeting of Stockholders.

The Board has adopted a code of ethics that applies not only to our CEO and senior financial officers, as required by the SEC, but also to our Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our Web site, http://www.nytco.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “The 1997 Trust” of our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance – Independent Directors,” “Board of Directors and Corporate Governance – Board Committees” and “Board of Directors and Corporate Governance – Policy on Transactions with Related Persons” of our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section titled “Proposal Number 4 – Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2011 Annual Meeting of Stockholders.

P.112      2010 ANNUAL REPORT

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

Page
Consolidated Schedule for the Three Years Ended December 26, 2010:
II–Valuation and Qualifying Accounts	110

Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.

(3) Exhibits

An exhibit index has been filed as part of this Annual Report on Form 10-K and is incorporated herein by reference.

THE NEW YORK TIMES COMPANY      P.113

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2011

THE NEW YORK TIMES COMPANY (Registrant)

BY:	/S/ KENNETH A. RICHIERI
Kenneth A. Richieri
Senior Vice President and General Counsel

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

Signature	Title	Date
/s/ Arthur Sulzberger, Jr.	Chairman and Director	February 22, 2011
/s/ Janet L. Robinson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 22, 2011
/s/ Michael Golden	Vice Chairman and Director	February 22, 2011
/s/ James M. Follo	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2011
/s/ R. Anthony Benten	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 22, 2011
/s/ Raul E. Cesan	Director	February 22, 2011
/s/ Robert E. Denham	Director	February 22, 2011
/s/ Lynn G. Dolnick	Director	February 22, 2011
/s/ Carolyn D. Greenspon	Director	February 22, 2011
/s/ James A. Kohlberg	Director	February 22, 2011
/s/ Dawn G. Lepore	Director	February 22, 2011
/s/ David E. Liddle	Director	February 22, 2011
/s/ Ellen R. Marram	Director	February 22, 2011
/s/ Thomas Middelhoff	Director	February 22, 2011
/s/ Doreen A. Toben	Director	February 22, 2011

P.114      2010 ANNUAL REPORT

INDEX TO EXHIBITS

Exhibit numbers 10.17 through 10.33 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
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

(4.4)

Securities Purchase Agreement, dated January 19, 2009, among the Company, Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (including forms of notes, warrants and registration rights agreement) (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2009, and incorporated by reference herein).

(4.5)	Form of Preemptive Rights Certificate (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2009, and incorporated by reference herein).
(4.6)

Form of Preemptive Rights Warrant Agreement between the Company and Mellon Investor Services LLC (filed as an Exhibit to the Company’s Form 8-K dated January 21, 2009, and incorporated by reference herein).

(4.7)

Indenture, dated as of November 4, 2010, by and between the Company and Wells Fargo Bank, National Association, as trustee (filed as an Exhibit to the Company’s Form 8-K dated November 4, 2010, and incorporated by reference herein).

(4.8)	Form of 6.625% Senior Notes due 2016 (included as an Exhibit to Exhibit 4.7 above).
(4.9)

Registration Rights Agreement, dated as of November 4, 2010, by and between the Company and Barclays Capital Inc. (filed as an Exhibit to the Company’s Form 8-K dated November 4, 2010, and incorporated by reference herein).

(10.1)

Agreement of Lease, dated as of December 15, 1993, between The City of New York, as landlord, and the Company, as tenant (as successor to New York City Economic Development Corporation (the “EDC”), pursuant to an Assignment and Assumption of Lease With Consent, made as of December 15, 1993, between the EDC, as Assignor, to the Company, as Assignee) (filed as an Exhibit to the Company’s Form 10-K dated March 21, 1994, and incorporated by reference herein).

Index to Exhibits – THE NEW YORK TIMES COMPANY      P.115

Exhibit Number	Description of Exhibit
(10.2)	Funding Agreement #4, dated as of December 15, 1993, between the EDC and the Company (filed as an Exhibit to the Company’s Form 10-K dated March 21, 1994, and incorporated by reference herein).
(10.3)

New York City Public Utility Service Power Service Agreement, dated as of May 3, 1993, between The City of New York, acting by and through its Public Utility Service, and The New York Times Newspaper Division of the Company (filed as an Exhibit to the Company’s Form 10-K dated March 21, 1994, and incorporated by reference herein).

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

P.116      2010 ANNUAL REPORT – Index to Exhibits

Exhibit Number	Description of Exhibit
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

(10.17)	The Company’s 2010 Incentive Compensation Plan (filed as an exhibit to the Company’s Form 8-K dated April 28, 2010, and incorporated by reference herein).
(10.18)

The Company’s 1991 Executive Stock Incentive Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).

(10.19)

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

(10.21)

Amendment to the Company’s Supplemental Executive Retirement Plan, amended effective April 27, 2010 (filed as an Exhibit to the Company’s Form 10-Q dated August 5, 2010, and incorporated by reference herein).

(10.22)

The Company’s Deferred Executive Compensation Plan, as amended and restated effective January 1, 2008 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).

(10.23)

Amendment to the Company’s Deferred Executive Compensation Plan, amended effective January 1, 2010 (filed as an Exhibit to the Company’s Form 10-Q dated November 4, 2009, and incorporated by reference herein).

(10.24)

Amendment No. 2 to the Company’s Deferred Executive Compensation Plan, amended effective April 27, 2010 (filed as an Exhibit to the Company’s Form 10-Q dated August 5, 2010, and incorporated by reference herein).

(10.25)	Amendment No. 3 to the Company’s Deferred Executive Compensation Plan, amended effective November 30, 2010.
(10.26)

The Company’s Non-Employee Directors’ Stock Option Plan, as amended through September 21, 2000 (filed as an Exhibit to the Company’s Form 10-Q dated November 8, 2000, and incorporated by reference herein).

(10.27)	The Company’s 2004 Non-Employee Directors’ Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company’s Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.28)

The Company’s Non-Employee Directors Deferral Plan, as amended and restated through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).

Index to Exhibits – THE NEW YORK TIMES COMPANY      P.117

Exhibit Number	Description of Exhibit
(10.29)	The Company’s Savings Restoration Plan, effective as of January 1, 2010 (filed as an Exhibit to the Company’s Form 8-K dated November 12, 2009, and incorporated by reference herein).
(10.30)	The Company’s Supplemental Executive Savings Plan, effective as of January 1, 2010 (filed as an Exhibit to the Company’s Form 8-K dated November 12, 2009, and incorporated by reference herein).
(10.31)

Amendment to the Company’s Supplemental Executive Savings Plan, amended effective April 27, 2010 (filed as an Exhibit to the Company’s Form 10-Q dated August 5, 2010, and incorporated by reference herein).

(10.32)

Stock Appreciation Rights Agreement, dated as of September 17, 2009, between the Company and Arthur Sulzberger, Jr. (filed as an Exhibit to the Company’s Form 8-K dated September 18, 2009, and incorporated by reference herein).

(10.33)

Stock Appreciation Rights Agreement, dated as of September 17, 2009, between the Company and Janet L. Robinson (filed as an Exhibit to the Company’s Form 8-K dated September 18, 2009, and incorporated by reference herein).

(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Company.
(23.1)	Consent of Ernst & Young LLP.
(24)	Power of Attorney (included as part of signature page).
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)*	XBRL Instance Document.
(101.SCH)*	XBRL Taxonomy Extension Schema.
(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase.
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase.
(101.LAB)*	XBRL Taxonomy Extension Label Linkbase.
(101.PRE)*	XBRL Taxonomy Extension Presentation Document.
*	Pursuant to Rule 406 T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange of 1934, as amended, and otherwise are not subject to liability under those sections.

P.118      2010 ANNUAL REPORT – Index to Exhibits