Form 10-Q
period 2011-03-27
NEW YORK TIMES CO
filed 2011-05-05
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of April 29, 2011 (exclusive of treasury shares):

Class A Common Stock	146,357,129	shares
Class B Common Stock	819,125	shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 27, 2011	March 28, 2010
	(13 weeks)
Revenues
Advertising	$298,880	$312,658
Circulation	228,040	236,863
Other	39,584	38,346
Total revenues	566,504	587,867
Operating costs
Production costs:
Raw materials	40,237	37,018
Wages and benefits	128,991	128,533
Other	74,249	75,298
Total production costs	243,477	240,849
Selling, general and administrative costs	263,305	263,971
Depreciation and amortization	28,648	30,389
Total operating costs	535,430	535,209
Operating profit	31,074	52,658
Gain on sale of investment	5,898	—
(Loss)/income from joint ventures	(5,749)	9,111
Interest expense, net	24,591	20,584
Income before income taxes	6,632	41,185
Income tax expense	1,406	27,027
Net income	5,226	14,158
Net loss/(income) attributable to the noncontrolling interest	193	(1,365)
Net income attributable to The New York Times Company common stockholders	$5,419	$12,793
Average number of common shares outstanding:
Basic	146,777	145,195
Diluted	153,760	153,924
Earnings per share attributable to The New York Times Company common stockholders–Basic	$0.04	$0.09
Earnings per share attributable to The New York Times Company common stockholders–Diluted	$0.04	$0.08
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	March 27, 2011	December 26, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$152,537	$369,668
Short-term investments	199,734	29,974
Accounts receivable (net of allowances of $29,737 in 2011 and $30,209 in 2010)	266,437	302,245
Inventories:
Newsprint and magazine paper	16,873	12,596
Other inventory	3,710	3,536
Total inventories	20,583	16,132
Deferred income taxes	68,875	68,875
Other current assets	60,081	70,338
Total current assets	768,247	857,232
Other assets
Investments in joint ventures	130,472	134,641
Property, plant and equipment (less accumulated depreciation and amortization of $1,075,143 in 2011 and $1,048,956 in 2010)	1,138,549	1,156,786
Intangible assets acquired:
Goodwill (less accumulated impairment losses of $805,218 in 2011 and 2010)	647,595	644,464
Other intangible assets acquired (less accumulated amortization of $70,911 in 2011 and $69,383 in 2010)	33,278	35,415
Total intangible assets acquired	680,873	679,879
Deferred income taxes	250,749	255,701
Miscellaneous assets	202,548	201,502
Total assets	$3,171,438	$3,285,741

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$109,796	$113,968
Accrued payroll and other related liabilities	97,292	143,850
Unexpired subscriptions	76,264	72,896
Accrued expenses and other	142,857	173,663
Total current liabilities	426,209	504,377
Other liabilities
Long-term debt and capital lease obligations	998,500	996,405
Pension benefits obligation	721,766	772,785
Postretirement benefits obligation	129,357	130,623
Other	205,969	217,475
Total other liabilities	2,055,592	2,117,288
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2011 – 149,965,801; 2010 – 149,302,487 (including treasury shares: 2011 – 3,609,649; 2010 – 3,970,238)	14,997	14,930
Class B – convertible – authorized and issued shares: 2011 – 819,125; 2010 – 819,125 (including treasury shares: 2011 – none; 2010 – none)	82	82
Additional paid-in capital	44,389	40,155
Retained earnings	1,131,713	1,126,294
Common stock held in treasury, at cost	(125,912)	(134,463)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	16,014	11,298
Unrealized derivative loss on cash-flow hedge of equity method investment	(1,098)	(1,143)
Funded status of benefit plans	(394,504)	(397,226)
Total accumulated other comprehensive loss, net of income taxes	(379,588)	(387,071)
Total New York Times Company stockholders’ equity	685,681	659,927
Noncontrolling interest	3,956	4,149
Total stockholders’ equity	689,637	664,076
Total liabilities and stockholders’ equity	$3,171,438	$3,285,741
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 27, 2011	March 28, 2010
	(13 weeks)
Cash flows from operating activities
Net income	$5,226	$14,158
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Gain on sale of investment	(5,898)	—
Depreciation and amortization	28,648	30,389
Stock-based compensation	7,004	2,463
Undistributed loss/(income) of equity method investments–net of dividends	5,749	(6,036)
Long-term retirement benefit obligations	(47,824)	(3,745)
Other–net	1,531	(394)
Changes in operating assets and liabilities–net of dispositions:
Account receivables–net	35,808	76,080
Inventories	(4,451)	(2,803)
Other current assets	1,279	(3,758)
Accounts payable and other liabilities	(75,594)	(40,555)
Unexpired subscriptions	3,368	2,825
Net cash (used in)/provided by operating activities	(45,154)	68,624
Cash flows from investing activities
Purchases of short-term investments	(169,760)	—
Capital expenditures	(12,852)	(6,996)
Proceeds from the sale of assets	4,597	2,265
Other investing proceeds/(payments)–net	5,595	(560)
Net cash used in investing activities	(172,420)	(5,291)
Cash flows from financing activities
Long-term obligations:
Repayments	(147)	(10)
Capital shares:
Issuances	218	721
Net cash provided by financing activities	71	711
(Decrease)/increase in cash and cash equivalents	(217,503)	64,044
Effect of exchange rate changes on cash and cash equivalents	372	(421)
Cash and cash equivalents at the beginning of the year	369,668	36,520
Cash and cash equivalents at the end of the quarter	$152,537	$100,143
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION
In the opinion of The New York Times Company's (the "Company") management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 27, 2011, and December 26, 2010, and the results of operations and cash flows of the Company for the periods ended March 27, 2011, and March 28, 2010. The Company and its consolidated subsidiaries are referred to collectively as "we," "us" or "our." All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Company’s Annual Report on Form 10-K for the year ended December 26, 2010. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first-quarter periods.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
As of March 27, 2011, our significant accounting policies, which are detailed in our Company’s Annual Report on Form 10-K for the year ended December 26, 2010, have not changed materially.
At the beginning of our 2011 fiscal year, we adopted new guidance that amended previous guidance for the accounting of revenue arrangements with multiple deliverables. The adoption of this guidance, which specifically addressed how consideration should be allocated to the separate units of account included in revenue arrangements, did not have a material impact on our financial statements.
NOTE 3. SHORT-TERM INVESTMENTS
We have short-term investments in U.S. Treasury securities and commercial paper as of March 27, 2011, and in U.S. Treasury securities as of December 26, 2010. Since we have the intention and ability to hold these investments to maturity, they are classified as held-to-maturity and are reported at amortized cost. The changes in the value of these securities are not reported in our Condensed Consolidated Financial Statements.
The carrying value of the short-term investments (which approximated the fair value) were approximately $190 million in U.S. Treasury securities and approximately $10 million in commercial paper as of March 27, 2011 and approximately $30 million in U.S. Treasury securities as of December 26, 2010. The U.S. Treasury securities have maturities of 3.5 months to 1 year, from the date of purchase, at discounts ranging from .11% to .24%. The commercial paper has maturities of 4.5 to 6.5 months, from the date of purchase, at discounts ranging from .22% to .23%.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED
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
The tables below include goodwill and other intangible assets disposed of during the first quarter of 2011 related to the sale of UCompareHealthCare.com, which was part of the About Group.
The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 26, 2010:
Goodwill	$1,079,704	$369,978	$1,449,682
Accumulated impairment losses	(805,218)	—	(805,218)
Balance as of December 26, 2010	274,486	369,978	644,464
Goodwill disposed during year	—	(2,702)	(2,702)
Foreign currency translation	5,833	—	5,833
Balance as of March 27, 2011:
Goodwill	1,085,537	367,276	1,452,813
Accumulated impairment losses	(805,218)	—	(805,218)
Balance as of March 27, 2011	$280,319	$367,276	$647,595
Other intangible assets acquired were as follows:

	March 27, 2011			December 26, 2010
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized other intangible assets:
Content	$25,532	$(17,116)	$8,416	$25,712	$(16,510)	$9,202
Customer lists	28,345	(21,798)	6,547	28,316	(21,281)	7,035
Other	35,855	(31,997)	3,858	36,390	(31,592)	4,798
Total	89,732	(70,911)	18,821	90,418	(69,383)	21,035
Unamortized other intangible assets:
Trade names	14,457	—	14,457	14,380	—	14,380
Total other intangible assets acquired	$104,189	$(70,911)	$33,278	$104,798	$(69,383)	$35,415
As of March 27, 2011, the remaining weighted-average amortization period was seven years for content, six years for customer lists and three years for other amortizable intangible assets acquired included in the table above.
Amortization expense related to other intangible assets acquired that are subject to amortization was $2.0 million in the first quarter of 2011 and is expected to be $7.5 million for the fiscal year 2011.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)	Amount
2012	$5,300
2013	2,050
2014	1,100
2015	800
2016	750
NOTE 5. INVESTMENTS IN JOINT VENTURES
As of March 27, 2011, our Company's investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC	49%
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
quadrantONE LLC	25%
Fenway Sports Group	16.57%
The following table presents summarized unaudited condensed combined income statements for our Company's unconsolidated joint ventures.

	For the Quarters Ended
(In thousands)	March 31, 2011	March 31, 2010
Revenues	$199,180	$115,919
Costs and expenses	218,301	119,524
Operating loss	(19,121)	(3,605)
Other (loss)/income	(3,483)	25,597
Pre-tax (loss)/income	(22,604)	21,992
Income tax benefit	(1,091)	(1,044)
Net (loss)/income	(21,513)	23,036
Net income attributable to noncontrolling interest	5,414	5,071
Net (loss)/income less noncontrolling interest	$(26,927)	$17,965

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 6. DEBT OBLIGATIONS
Our current indebtedness includes senior notes; a private financing arrangement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa; and a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	March 27, 2011	December 26, 2010
4.610% senior notes due in 2012	$74,802	$74,771
5.0% senior notes due in 2015	249,868	249,860
14.053% senior notes due in 2015, callable beginning 2012	228,661	227,680
6.625% senior notes due in 2016	220,269	220,102
Option to repurchase ownership interest in headquarters building in 2019	218,220	217,306
Total debt	991,820	989,719
Capital lease obligations	6,719	6,724
Total debt and capital lease obligations	$998,539	$996,443
Long-Term Debt
Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was $1.2 billion as of March 27, 2011, and $1.1 billion as of December 26, 2010.
Revolving Credit Agreement
Our $400.0 million revolving credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. As of March 27, 2011, excluding letters of credit of approximately $55 million, there were no outstanding borrowings under our revolving credit facility.
The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which, as defined by the agreement, does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders’ equity (as defined by the agreement) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of March 27, 2011, the amount of stockholders’ equity (as defined by the agreement) in excess of the required level was approximately $774 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.
Interest expense, net
"Interest expense, net" in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010
Cash interest expense	$22,953	$18,960
Non-cash amortization of discount on debt	2,102	2,004
Capitalized interest	(305)	—
Interest income	(159)	(380)
Total interest expense, net	$24,591	$20,584

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 7. OTHER
Gain on sale of investment
In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a job listing aggregator, resulting in a gain of $5.9 million. We still retain a substantial portion of our initial interest in Indeed.com.
Severance Costs
We recognized severance costs of $0.8 million in the first quarter of 2011 and $0.2 million in the first quarter of 2010. These costs were primarily recognized at the News Media Group related to various initiatives and are primarily recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations. As of March 27, 2011, we had a severance liability of approximately $7.6 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheet.
NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension
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
The components of net periodic pension cost of all Company-sponsored plans and The New York Times Newspaper Guild pension plan were as follows:

	For the Quarters Ended
	March 27, 2011			March 28, 2010
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$3,019	$377	$3,396	$3,114	$2	$3,116
Interest cost	24,998	3,286	28,284	25,956	3,299	29,255
Expected return on plan assets	(27,953)	—	(27,953)	(28,393)	—	(28,393)
Amortization of prior service cost	201	—	201	201	—	201
Recognized actuarial loss	6,445	804	7,249	4,181	513	4,694
Net periodic pension cost	$6,710	$4,467	$11,177	$5,059	$3,814	$8,873
In the first quarter of 2011, we made contributions of approximately $54 million to certain qualified pension plans. The majority of these contributions were discretionary. Based on our Company's contractual obligations, we expect to make 2011 contributions of approximately $32 million (of which approximately $10 million was made in the first quarter of 2011) to The New York Times Newspaper Guild pension plan. Except for contractual contributions to The New York Times Newspaper Guild pension plan, we do not expect to have material mandatory contributions through 2012, although we may make additional discretionary contributions in 2011 or 2012 to our Company-sponsored qualified pension plans based on cash flows, pension asset performance, interest rates and other factors.
Postretirement Benefits
We provide health benefits to retired employees (and their eligible dependents) who are not covered by any collective bargaining agreements, if the employees meet specified age and service requirements. We no longer provide post-age 65 retiree medical benefits for employees who retire on or after March 1, 2009. We also contribute to a postretirement plan under the provisions of a collective bargaining agreement. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from our general corporate assets.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010
Service cost	$290	$269
Interest cost	1,825	2,335
Amortization of prior service credit	(3,901)	(3,900)
Recognized actuarial loss	481	782
Net periodic postretirement benefit income	$(1,305)	$(514)
NOTE 9. INCOME TAXES
We had an effective income tax rate of 21.2% in the first quarter of 2011. The tax rate for the quarter was impacted by an adjustment to reduce our reserve for uncertain tax positions.
We had an effective income tax rate of 65.6% in the first quarter of 2010. The tax rate for the quarter was impacted by a $10.9 million tax charge for the reduction in future tax benefits for retiree health benefits resulting from the federal health care reform legislation enacted in March 2010. Excluding the charge, our effective income tax rate was 39.3% in the first quarter of 2010.
NOTE 10. EARNINGS PER SHARE
Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended
(In thousands, except per share data)	March 27, 2011	March 28, 2010
Net income attributable to The New York Times Company common stockholders	$5,419	$12,793
Average number of common shares outstanding–Basic	146,777	145,195
Incremental shares for assumed exercise of securities	6,983	8,729
Average number of common shares outstanding–Diluted	153,760	153,924
Earnings per share attributable to The New York Times Company common stockholders–Basic	$0.04	$0.09
Earnings per share attributable to The New York Times Company common stockholders–Diluted	$0.04	$0.08
The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options and warrants, issued in connection with our 14.053% senior notes due in 2015, could have the most significant impact on diluted shares.
Securities that could potentially be dilutive were excluded from the computation of diluted earnings per share when the exercise price exceeded the market value of our Common Stock because their inclusion resulted in an anti-dilutive effect on per share amounts.
The number of stock options that were excluded from the computation of diluted earnings per share because their exercise price exceeded the market value of our Common Stock was approximately 20 million in the first quarter of 2011 with exercise prices ranging from $10.46 to $48.54, and approximately 25 million in the first quarter of 2010 with exercise prices ranging from $10.53 to $48.54.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 11. SUPPLEMENTAL STOCKHOLDERS' EQUITY INFORMATION
Stockholders' equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance as of December 26, 2010	$659,927	$4,149	$664,076
Net income/(loss)	5,419	(193)	5,226
Other comprehensive income	7,483	—	7,483
Issuance of shares	5,765	—	5,765
Stock-based compensation	7,087	—	7,087
Balance as of March 27, 2011	$685,681	$3,956	$689,637

(In thousands)	Total New York Times Company Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance as of December 27, 2009	$604,042	$3,201	$607,243
Net income	12,793	1,365	14,158
Other comprehensive loss	(3,034)	—	(3,034)
Issuance of shares	6,588	—	6,588
Stock-based compensation	2,463	—	2,463
Balance as of March 28, 2010	$622,852	$4,566	$627,418
Comprehensive income was as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010
Net income	$5,226	$14,158
Other comprehensive income/(loss):
Foreign currency translation adjustments	7,745	(7,005)
Unrealized derivative loss on cash-flow hedge of equity method investment	77	—
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	4,613	1,777
Income tax (expense)/benefit	(4,952)	2,194
Total other comprehensive income/(loss)	7,483	(3,034)
Comprehensive income	12,709	11,124
Comprehensive loss/(income) attributable to the noncontrolling interest	193	(1,365)
Comprehensive income attributable to The New York Times Company common stockholders	$12,902	$9,759
The “Accumulated other comprehensive loss, net of income taxes” in our Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $275 million as of March 27, 2011, and $280 million as of December 26, 2010.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 12. SEGMENT INFORMATION
Our Company's reportable segments consist of the News Media Group and the About Group. These segments are evaluated regularly by key management in assessing performance and allocating resources.
Below is a description of our Company's reportable segments:
News Media Group
The News Media Group consists of The New York Times Media Group, which includes The New York Times, the International Herald Tribune, NYTimes.com, and related businesses; the New England Media Group, which includes The Boston Globe, Boston.com, the Worcester Telegram & Gazette, Telegram.com, and related businesses; and the Regional Media Group, which includes 14 daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina, their Web sites, other print publications and related businesses.
About Group
The About Group consists of About.com, ConsumerSearch.com, CalorieCount.com and related businesses. In February 2011, we sold UCompareHealthCare.com.
 Our Statements of Operations by segment and Corporate were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010
Revenues
News Media Group	$535,362	$553,169
About Group	31,142	34,698
Total	$566,504	$587,867
Operating profit/(loss)
News Media Group	$30,665	$48,471
About Group	14,265	16,560
Corporate	(13,856)	(12,373)
Total	$31,074	$52,658
Gain on sale of investment	5,898	—
(Loss)/income from joint ventures	(5,749)	9,111
Interest expense, net	24,591	20,584
Income before income taxes	6,632	41,185
Income tax expense	1,406	27,027
Net income	5,226	14,158
Net loss/(income) attributable to the noncontrolling interest	193	(1,365)
Net income attributable to The New York Times Company common stockholders	$5,419	$12,793

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 13. CONTINGENT LIABILITIES
We have letters of credit of approximately $55 million as of March 27, 2011, primarily for obligations under our workers’ compensation program, sale-leaseback financing and for our New York headquarters. The workers’ compensation liability (approximately $32 million) is included in our Condensed Consolidated Balance Sheet as of March 27, 2011.
There are various legal actions that have arisen in the ordinary course of business and are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing these actions with our legal counsel that the ultimate liability that might result from these actions would not have a material adverse effect on our Condensed Consolidated Financial Statements.

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
News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), the International Herald Tribune, NYTimes.com, and related businesses; the New England Media Group, which includes The Boston Globe, Boston.com, the Worcester Telegram & Gazette, Telegram.com, and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses). The News Media Group generates revenues principally from print and digital advertising and through circulation. Other revenues primarily consist of revenues from news services/syndication, commercial printing, rental income, digital archives and direct mail advertising services. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.
About Group (consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses). The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first quarter of 2011) are derived from the sale of cost-per-click and display advertising. Cost-per-click advertising accounted for 58% of the About Group’s total advertising revenues in the first quarter of 2011. The About Group’s main operating costs are employee-related costs and content and hosting costs.
Joint Ventures Our investments accounted for under the equity method are as follows:

▪	a 49% interest in Metro Boston LLC, which publishes a free daily newspaper in the greater Boston area;

▪	a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.;

▪	a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine;

▪	a 25% interest in quadrantONE LLC, an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites; and

▪
a 16.57% interest in Fenway Sports Group, which owns the Boston Red Sox baseball club; Liverpool Football Club (a soccer team in the English Premier League); approximately 80% of New England Sports Network (a regional cable sports network that televises the Red Sox and Boston Bruins hockey games); and 50% of Roush Fenway Racing (a leading NASCAR team).

We remain in a challenging business environment, with lingering uncertainty about the economic outlook and an increasingly competitive landscape. During the first quarter of 2011 compared with the first quarter of 2010, total revenues declined 3.6%, while operating costs were flat.
A 4.5% increase in digital advertising revenues did not offset the 7.5% decline in print advertising revenues in the first quarter of 2011 compared with the first quarter of 2010, resulting in a decline in total advertising revenues of 4.4%. Changes in spending patterns and priorities, including shifts in marketing strategies and budgets, of advertisers in response to an uneven economic environment and the continuing transformation of our industry, contributed to the decline in print advertising revenues and the growth in digital advertising revenues in the first quarter of 2011. In March 2011, total advertising revenues further softened partly in response to the uneven economic climate. In April 2011, we saw total advertising trends improve relative to those in March, with a total advertising revenue decline at approximately the same level as in the first quarter of 2011.
Circulation revenues decreased 3.7% in the first quarter of 2011 compared with the first quarter of 2010, primarily due to a decline in copies sold across the News Media Group. We completed the global launch of The Times digital subscription packages on NYTimes.com and across other digital platforms on March 28, 2011. As we announced on April 21, 2011, in a press release announcing our first quarter 2011 earnings, approximately three weeks after the global launch, we surpassed 100,000 paid digital subscribers. We do not yet have visibility into conversion and retention rates for these paying customers after the initial promotional period.
Operating costs remained flat in the first quarter of 2011 compared with the first quarter of 2010, despite higher promotion and newsprint expenses, which were offset by decreases in various other expenses. We expect operating costs to increase modestly in the second quarter of 2011 and we remain committed to aggressively managing operating expenses despite higher newsprint prices, pension and promotion expense. Newsprint prices will be higher in the second quarter of 2011 as a result of prices rising steadily during the same period in 2010. Based on current industry forecasts, newsprint prices are expected to increase during the second half of 2011.

We have continued to manage our liquidity position and finished the quarter with cash, cash equivalents and short-term investments of approximately $352 million, even after making pension contributions of about $54 million to certain qualified pension plans. As of March 27, 2011, our total debt and capital lease obligations was approximately $999 million and our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, which we believe provides a useful measure of our liquidity and overall debt position, was approximately $646 million.
2011 OUTLOOK
We expect the results from joint ventures for the remainder of 2011 to be negatively impacted by Fenway Sports Group's acquisition of Liverpool Football Club, mainly due to the amortization expense associated with the purchase.
In addition, we expect the following on a pre-tax basis in 2011:

▪	Depreciation and amortization: $118 to $123 million,

▪	Interest expense, net: $100 to $105 million, and

▪	Capital expenditures: $45 to $55 million, which includes investments in digital systems across our Company.
RECENT DEVELOPMENTS
Gain on sale of investment
In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a job listing aggregator, resulting in a gain of $5.9 million. We still retain a substantial portion of our initial interest in Indeed.com.
Pension contributions
In the first quarter of 2011, we made contributions of approximately $54 million to certain qualified pension plans. The majority of these contributions were discretionary. Based on our Company's contractual obligations, we expect to make 2011 contributions of approximately $32 million (of which approximately $10 million was made in the first quarter of 2011) to The New York Times Newspaper Guild pension plan. Except for contractual contributions to The New York Times Newspaper Guild pension plan, we do not expect to have material mandatory contributions through 2012, although we may make additional discretionary contributions in 2011 or 2012 to our Company-sponsored qualified pension plans based on cash flows, pension asset performance, interest rates and other factors.

RESULTS OF OPERATIONS
The following table presents our consolidated financial results.

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010	% Change
Revenues
Advertising	$298,880	$312,658	(4.4)
Circulation	228,040	236,863	(3.7)
Other	39,584	38,346	3.2
Total revenues	566,504	587,867	(3.6)
Operating costs
Production costs:
Raw materials	40,237	37,018	8.7
Wages and benefits	128,991	128,533	0.4
Other	74,249	75,298	(1.4)
Total production costs	243,477	240,849	1.1
Selling, general and administrative costs	263,305	263,971	(0.3)
Depreciation and amortization	28,648	30,389	(5.7)
Total operating costs	535,430	535,209	0.0
Operating profit	31,074	52,658	(41.0)
Gain on sale of investment	5,898	—	N/A
(Loss)/income from joint ventures	(5,749)	9,111	*
Interest expense, net	24,591	20,584	19.5
Income before income taxes	6,632	41,185	(83.9)
Income tax expense	1,406	27,027	(94.8)
Net income	5,226	14,158	(63.1)
Net loss/(income) attributable to the noncontrolling interest	193	(1,365)	*
Net income attributable to The New York Times Company common stockholders	$5,419	$12,793	(57.6)
* Represents an increase or decrease in excess of 100%.
Revenues
Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010	% Change
News Media Group	$535,362	$553,169	(3.2)
About Group	31,142	34,698	(10.2)
Total revenues	$566,504	$587,867	(3.6)

News Media Group
Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010	% Change
The New York Times Media Group
Advertising	$181,546	$185,059	(1.9)
Circulation	168,362	173,419	(2.9)
Other	23,195	22,100	5.0
Total	$373,103	$380,578	(2.0)
New England Media Group
Advertising	$47,719	$50,259	(5.1)
Circulation	38,566	41,290	(6.6)
Other	10,134	9,964	1.7
Total	$96,419	$101,513	(5.0)
Regional Media Group
Advertising	$39,949	$44,260	(9.7)
Circulation	21,112	22,154	(4.7)
Other	4,779	4,664	2.5
Total	$65,840	$71,078	(7.4)
Total News Media Group
Advertising	$269,214	$279,578	(3.7)
Circulation	228,040	236,863	(3.7)
Other	38,108	36,728	3.8
Total	$535,362	$553,169	(3.2)
Advertising Revenues
Advertising revenue is primarily determined by the volume, rate and mix of advertisements. Total News Media Group advertising revenues decreased in the first quarter of 2011 compared with the first quarter of 2010 primarily due to lower print volume across most advertising categories, offset in part by higher digital advertising. Print advertising revenues, which represented approximately 80% of total advertising revenues for the News Media Group, declined 7.5% in the first quarter of 2011, mainly due to lower national and retail advertising, compared with the same prior-year period. Digital advertising revenues grew 14.9% in the first quarter of 2011 compared with the first quarter of 2010, primarily due to an increase in the volume of national advertising.
Advertising revenues (print and digital) by category for the News Media Group were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010	% Change
National	$156,306	$158,868	(1.6)
Retail	58,247	63,701	(8.6)
Classified	45,812	48,604	(5.7)
Other	8,849	8,405	5.3
Total	$269,214	$279,578	(3.7)

Below is a percentage breakdown of advertising revenues in the first quarter of 2011 (print and digital) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	77%	11%	3%	5%	1%	2%	11%	1%	100%
New England Media Group	32%	29%	5%	6%	10%	8%	29%	10%	100%
Regional Media Group	4%	59%	6%	7%	9%	9%	31%	6%	100%
Total News Media Group	58%	22%	3%	6%	4%	4%	17%	3%	100%
The New York Times Media Group
Total advertising revenues decreased in the first quarter of 2011 compared with the first quarter of 2010 as declines in print advertising revenues were partially offset by growth in digital advertising revenues. Print advertising revenues were affected by declines in the volume of spending in the national, retail and classified advertising categories, reflecting the uneven economic environment, recent global events and secular forces. Growth in digital advertising revenues was driven by increased spending on digital platforms in the national, retail and real estate classified advertising categories.
Total national advertising revenues declined slightly led by reduced spending in the media, hotel and studio entertainment categories, offset in part by increases in the luxury, technology and financial categories. Total retail advertising revenues declined as retailers reduced spending in the face of the uncertain economic climate. Total classified advertising revenues decreased as declines in automotive and real estate classified revenues were partially offset by higher spending in the help-wanted classified category.
New England Media Group
Total advertising revenues declined in the first quarter of 2011 compared with the first quarter of 2010 due to declines in print advertising revenues, partially offset by higher digital advertising revenues.
The decline in print advertising revenues was driven by lower national, retail and classified advertising. The uneven economic environment and secular changes in our industry contributed to declines in the volume of spending in the national advertising category. The uncertain national and local economic conditions continued to negatively affect print retail advertising revenues, as retailers cut the volume of spending. The decline in print real estate and help-wanted classified advertising revenues was partially offset by higher automotive classified advertising revenues.
The increase in digital advertising revenues was due to higher spending in the national, automotive classified and retail categories.
Regional Media Group
Total advertising revenues declined in the first quarter of 2011 compared with the first quarter of 2010 due to lower print advertising revenues, primarily in the retail category, offset in part by higher digital advertising revenues. Soft national and local economic conditions continued to contribute to declines in the retail sector, as advertisers reduced their volume of spending. Digital advertising revenues increased mainly as a result of higher spending in the national category.
Circulation Revenues
Circulation revenue is based on the number of copies sold and the subscription and newsstand rates charged to customers. Circulation revenues decreased in the first quarter of 2011 compared with the first quarter of 2010 due to a decline in copies sold across the News Media Group.
Other Revenues
Other revenues increased in the first quarter of 2011 compared with the same period in 2010 primarily because of higher revenues from direct mail advertising services and news services/syndication.

About Group
About Group revenues decreased in the first quarter of 2011 compared with the first quarter of 2010 mainly due to lower cost-per-click advertising as a result of lower click-through rates and softness in page views. Design changes in cost-per-click advertisements served by Google had a negative effect on click-through rates in the first quarter of 2011, and we expect that to be the case through the second quarter of 2011. The About Group also experienced a moderately negative impact on page views from the algorithm changes Google implemented in the first quarter of 2011.
Operating Costs
Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010	% Change
Production costs:
Raw materials	$40,237	$37,018	8.7
Wages and benefits	128,991	128,533	0.4
Other	74,249	75,298	(1.4)
Total production costs	243,477	240,849	1.1
Selling, general and administrative costs	263,305	263,971	(0.3)
Depreciation and amortization	28,648	30,389	(5.7)
Total operating costs	$535,430	$535,209	0.0
Production Costs
Production costs increased slightly in the first quarter of 2011 compared with the first quarter of 2010 mainly due to higher raw materials expense (approximately $3 million), primarily newsprint. Newsprint expense increased 12.7%, with 15.7% from higher pricing offset in part by 3.0% from lower consumption.
Selling, General and Administrative Costs
Selling, general and administrative costs decreased slightly in the first quarter of 2011 compared with the first quarter of 2010. Lower compensation costs (approximately $5 million) in the first quarter of 2011 were primarily offset by higher promotion costs (approximately $4 million). Compensation costs declined mainly as a result of lower variable compensation. Higher promotion costs resulted from the timing of print circulation marketing at The Times in the first quarter of 2011.
Depreciation and Amortization
Total depreciation and amortization, by reportable segment and for the Company as a whole, was as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010	% Change
News Media Group	$25,910	$27,472	(5.7)
About Group	2,738	2,917	(6.1)
Total depreciation and amortization	$28,648	$30,389	(5.7)

Segment Operating Costs
The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010	% Change
News Media Group	$504,697	$504,698	0.0
About Group	16,877	18,138	(7.0)
Corporate	13,856	12,373	12.0
Total operating costs	$535,430	$535,209	0.0
News Media Group
Operating costs for the News Media Group remained flat in the first quarter of 2011 compared with the same period in 2010. This was mainly due to higher promotion costs (approximately $4 million) and raw materials expense (approximately $3 million), primarily newsprint, offset by lower compensation costs (approximately $7 million). Higher promotion costs resulted from the timing of print circulation marketing at The Times in the first quarter of 2011. Newsprint expense was driven by higher pricing partially offset by lower consumption. Compensation costs were driven by lower variable compensation.
About Group
Operating costs for the About Group decreased in the first quarter of 2011 compared with the same period in 2010 primarily due to a one-time benefit from the sale of UCompareHealthCare.com in February 2011.
Corporate
Operating costs for Corporate increased in the first quarter of 2011 compared with the first quarter of 2010 primarily due to higher compensation costs resulting from higher stock-based compensation.
Operating Profit/(Loss)
Consolidated operating profit/(loss), by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010	% Change
News Media Group	$30,665	$48,471	(36.7)
About Group	14,265	16,560	(13.9)
Corporate	(13,856)	(12,373)	12.0
Total operating profit	$31,074	$52,658	(41.0)
The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit/(loss) are previously discussed under “Revenues” and “Operating Costs.”
Non-Operating Items
Joint Ventures
We had a loss from joint ventures of $5.7 million in the first quarter of 2011. Joint venture results in the first quarter of 2011 were negatively impacted by Fenway Sports Group's acquisition of Liverpool Football Club, mainly due to the amortization expense associated with the purchase. Income from joint ventures was $9.1 million in the first quarter of 2010, which included a $12.7 million pre-tax gain from the sale of an asset at one of the paper mills in which we have an investment. Our share of this pre-tax gain, after eliminating the noncontrolling interest portion, is $10.2 million.

Interest Expense, Net
“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010
Cash interest expense	$22,953	$18,960
Non-cash amortization of discount on debt	2,102	2,004
Capitalized interest	(305)	—
Interest income	(159)	(380)
Total interest expense, net	$24,591	$20,584
Interest expense, net increased in the first quarter of 2011 compared with the first quarter of 2010 as a result of higher average debt outstanding.
Income Taxes
We had an effective income tax rate of 21.2% in the first quarter of 2011. The tax rate for the quarter was impacted by an adjustment to reduce our reserve for uncertain tax positions.
We had an effective income tax rate of 65.6% in the first quarter of 2010. The tax rate for the quarter was impacted by a $10.9 million tax charge for the reduction in future tax benefits for retiree health benefits resulting from the federal health care reform legislation enacted in March 2010. Excluding the charge, our effective income tax rate was 39.3% in the first quarter of 2010.
LIQUIDITY AND CAPITAL RESOURCES
In 2011, we believe our cash balance and cash provided by operations, in combination with other financing sources, will be sufficient to meet our immediate financing needs. We have continued to manage our liquidity position and will remain focused on reducing our debt. As of March 27, 2011, we had total debt and capital lease obligations of approximately $999 million and cash, cash equivalents and short-term investments of approximately $352 million. Accordingly, our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, was approximately $646 million even after making contributions totaling approximately $54 million to certain qualified pension plans in the first quarter of 2011.
Contributions to our qualified pension plans can have a significant impact on cash flows. See the discussion under “Recent Developments” for more information.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 27, 2011	March 28, 2010
Operating Activities	$(45,154)	$68,624
Investing Activities	$(172,420)	$(5,291)
Financing Activities	$71	$711
Operating Activities
Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.
In the first quarter of 2011, we had net cash used in compared with net cash provided by operating activities in the first quarter of 2010, primarily due to higher working capital requirements and pension contributions totaling approximately $54 million to certain qualified pension plans in the first quarter of 2011.

Investing Activities
Cash from investing activities generally includes proceeds from the sale of assets or a business. Cash used in investing activities generally includes payments for capital projects, acquisitions of new businesses and investments.
In the first quarter of 2011, net cash used in investing activities increased mainly due to purchases of short-term investments.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt.
In the first quarter of 2011 and 2010, net cash provided by financing activities was from stock option exercises.
See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
Third-Party Financing
Our current indebtedness includes senior notes; a private financing arrangement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa; and a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	March 27, 2011	December 26, 2010
4.610% senior notes due in 2012	$74,802	$74,771
5.0% senior notes due in 2015	249,868	249,860
14.053% senior notes due in 2015, callable beginning 2012	228,661	227,680
6.625% senior notes due in 2016	220,269	220,102
Option to repurchase ownership interest in headquarters building in 2019	218,220	217,306
Total debt	991,820	989,719
Capital lease obligations	6,719	6,724
Total debt and capital lease obligations	$998,539	$996,443
 Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our debt was approximately $1.2 billion as of March 27, 2011, and approximately $1.1 billion as of December 26, 2010. We were in compliance with our covenants under our third-party financing arrangements as of March 27, 2011.
Our $400.0 million revolving credit agreement expiring in June 2011 is used for general corporate purposes and provides a facility for the issuance of letters of credit. As of March 27, 2011, excluding letters of credit of approximately $55 million, there were no outstanding borrowings under our revolving credit facility. Given our $352 million in cash, cash equivalents and short-term investments as of March 27, 2011, we believe we have sufficient liquidity capacity to meet our immediate financing needs. Therefore, we expect that the renewal or replacement of the revolving credit facility, if any, would be at a reduced level. Any replacement facility would require additional restrictions and would be on a secured basis.
The revolving credit agreement contains a covenant that requires a specified level of stockholders’ equity, which as defined by the agreement does not include accumulated other comprehensive loss and excludes the impact of one-time non-cash charges. The required level of stockholders’ equity (as defined by the agreement) is the sum of $950.0 million plus an amount equal to 25% of net income for each fiscal year ending after December 28, 2003, when net income exists. As of March 27, 2011, the amount of stockholders’ equity (as defined by the agreement) in excess of the required level was approximately $774 million, which excludes the impact of non-cash impairment charges incurred in 2006, 2007 and 2008 that together aggregated approximately $878 million.

CRITICAL ACCOUNTING POLICIES
Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 26, 2010. As of March 27, 2011, our critical accounting policies have not changed materially from December 26, 2010.
CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS
Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 26, 2010. As of March 27, 2011, our contractual obligations and off-balance sheet arrangements have not materially changed from December 26, 2010.
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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in our Annual Report on Form 10-K for the year ended December 26, 2010, as well as other risks and factors identified from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our Annual Report on Form 10-K for the year ended December 26, 2010, details our disclosures about market risk. As of March 27, 2011, there were no material changes in our market risks from December 26, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 27, 2011. Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet B Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
December 27, 2010 – January 30, 2011	—	—	—	$91,386,000
January 31, 2011 – February 27, 2011	—	—	—	$91,386,000
February 28, 2011 – March 27, 2011	—	—	—	$91,386,000
Total for the first quarter of 2011	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the first quarter of 2011, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of April 29, 2011, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits
An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: May 5, 2011	/s/ JAMES M. FOLLO
James M. Follo Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 27, 2011

Exhibit No.

10.1	Amendment No. 1 to The New York Times Company Savings Restoration Plan, amended effective March 28, 2011.

10.2	Amendment No. 2 to The New York Times Company Supplemental Executive Savings Plan, amended effective March 28, 2011.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*    Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.