Form 10-Q
period 2011-06-26
NEW YORK TIMES CO
filed 2011-08-04
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of July 29, 2011 (exclusive of treasury shares):

Class A Common Stock	146,625,832	shares
Class B Common Stock	818,885	shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(13 weeks)		(26 weeks)
Revenues
Advertising	$302,295	$314,880	$601,175	$627,538
Circulation	234,894	234,808	462,934	471,671
Other	39,513	39,899	79,097	78,245
Total revenues	576,702	589,587	1,143,206	1,177,454
Operating costs
Production costs:
Raw materials	39,913	38,373	80,150	75,391
Wages and benefits	123,027	123,905	252,018	252,438
Other	74,058	74,524	148,307	149,822
Total production costs	236,998	236,802	480,475	477,651
Selling, general and administrative costs	258,688	261,633	521,993	525,604
Depreciation and amortization	29,547	30,327	58,195	60,716
Total operating costs	525,233	528,762	1,060,663	1,063,971
Impairment of assets	161,318	—	161,318	—
Pension withdrawal expense	4,228	—	4,228	—
Operating (loss)/profit	(114,077)	60,825	(83,003)	113,483
Gain on sale of investment	—	9,128	5,898	9,128
Income/(loss) from joint ventures	2,791	7,678	(2,958)	16,789
Interest expense, net	25,152	20,614	49,743	41,198
(Loss)/income from continuing operations before income taxes	(136,438)	57,017	(129,806)	98,202
Income tax (benefit)/expense	(16,615)	25,435	(15,209)	52,462
(Loss)/income from continuing operations	(119,823)	31,582	(114,597)	45,740
Income from discontinued operations, net of income taxes	—	237	—	237
Net (loss)/income	(119,823)	31,819	(114,597)	45,977
Net loss/(income) attributable to the noncontrolling interest	105	214	298	(1,151)
Net (loss)/income attributable to The New York Times Company common stockholders	$(119,718)	$32,033	$(114,299)	$44,826
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(119,718)	$31,796	$(114,299)	$44,589
Income from discontinued operations, net of income taxes	—	237	—	237
Net (loss)/income	$(119,718)	$32,033	$(114,299)	$44,826
Average number of common shares outstanding:
Basic	147,176	145,601	146,976	145,398
Diluted	147,176	152,962	146,976	153,855
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.81)	$0.22	$(0.78)	$0.31
Income from discontinued operations, net of income taxes	—	—	—	—
Net (loss)/income	$(0.81)	$0.22	$(0.78)	$0.31
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.81)	$0.21	$(0.78)	$0.29
Income from discontinued operations, net of income taxes	—	—	—	—
Net (loss)/income	$(0.81)	$0.21	$(0.78)	$0.29
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	June 26, 2011	December 26, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$178,451	$369,668
Short-term investments	224,737	29,974
Restricted cash	28,628	—
Accounts receivable (net of allowances of $24,844 in 2011 and $30,209 in 2010)	258,620	302,245
Inventories:
Newsprint and magazine paper	11,933	12,596
Other inventory	3,500	3,536
Total inventories	15,433	16,132
Deferred income taxes	68,875	68,875
Other current assets	48,974	70,338
Total current assets	823,718	857,232
Other assets
Investments in joint ventures	133,336	134,641
Property, plant and equipment (less accumulated depreciation and amortization of $1,099,123 in 2011 and $1,048,956 in 2010)	1,119,177	1,156,786
Intangible assets acquired:
Goodwill (less accumulated impairment losses of $957,311 in 2011 and $805,218 in 2010)	496,105	644,464
Other intangible assets acquired (less accumulated amortization of $68,146 in 2011 and $69,383 in 2010)	23,944	35,415
Total intangible assets acquired	520,049	679,879
Deferred income taxes	275,015	255,701
Miscellaneous assets	185,607	201,502
Total assets	$3,056,902	$3,285,741

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	June 26, 2011	December 26, 2010
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$97,519	$113,968
Accrued payroll and other related liabilities	97,135	143,850
Unexpired subscriptions	75,542	72,896
Accrued expenses	163,259	173,625
Current portion of long-term debt and capital lease obligations	229,724	38
Total current liabilities	663,179	504,377
Other liabilities
Long-term debt and capital lease obligations	770,894	996,405
Pension benefits obligation	717,766	772,785
Postretirement benefits obligation	128,619	130,623
Other	203,065	217,475
Total other liabilities	1,820,344	2,117,288
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2011 – 149,966,757; 2010 – 149,302,487 (including treasury shares: 2011 – 3,609,238; 2010 – 3,970,238)	14,997	14,930
Class B – convertible – authorized and issued shares: 2011 – 818,885; 2010 – 819,125 (including treasury shares: 2011 – 0; 2010 – 0)	82	82
Additional paid-in capital	45,244	40,155
Retained earnings	1,011,995	1,126,294
Common stock held in treasury, at cost	(125,902)	(134,463)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	16,375	11,298
Unrealized derivative loss on cash-flow hedge of equity method investment	(1,104)	(1,143)
Funded status of benefit plans	(392,159)	(397,226)
Total accumulated other comprehensive loss, net of income taxes	(376,888)	(387,071)
Total New York Times Company stockholders’ equity	569,528	659,927
Noncontrolling interest	3,851	4,149
Total stockholders’ equity	573,379	664,076
Total liabilities and stockholders’ equity	$3,056,902	$3,285,741
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 26, 2011	June 27, 2010
	(26 weeks)
Cash flows from operating activities
(Loss)/income from continuing operations	$(114,597)	$45,977
Adjustments to reconcile net (loss)/income from continuing operations to net cash provided by operating activities:
Impairment of assets	161,318	—
Pension withdrawal expense	4,228	—
Gain on sale of investment	(5,898)	(9,128)
Depreciation and amortization	58,195	60,716
Stock-based compensation expense	6,812	4,105
Undistributed loss/(income) of equity method investments–net of dividends	2,958	(13,714)
Long-term retirement benefit obligations	(52,896)	(93,717)
Other–net	6,323	1,139
Changes in operating assets and liabilities–net of dispositions:
Account receivables–net	43,625	83,793
Inventories	699	(1,836)
Other current assets	1,853	1,019
Accounts payable and other liabilities	(70,105)	(15,916)
Unexpired subscriptions	2,646	(1,846)
Net cash provided by operating activities	45,161	60,592
Cash flows from investing activities
Purchases of short-term investments	(259,724)	—
Maturities of short-term investments	64,961	—
Change in restricted cash	(28,628)	—
Capital expenditures	(23,449)	(12,429)
Proceeds from the sale of assets	4,597	2,265
Loan repayments	—	2,000
Other investing proceeds–net	5,475	13,755
Net cash (used in)/provided by investing activities	(236,768)	5,591
Cash flows from financing activities
Long-term obligations:
Repayments	(294)	(21)
Capital shares:
Issuances	218	721
Net cash (used in)/provided by financing activities	(76)	700
(Decrease)/increase in cash and cash equivalents	(191,683)	66,883
Effect of exchange rate changes on cash and cash equivalents	466	(972)
Cash and cash equivalents at the beginning of the year	369,668	36,520
Cash and cash equivalents at the end of the quarter	$178,451	$102,431
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company's (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 26, 2011, and December 26, 2010, and the results of operations and cash flows of the Company for the periods ended June 26, 2011, and June 27, 2010. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. For comparability, certain prior-year amounts have been reclassified to conform to the current period presentation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 26, 2010. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the six-month periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 26, 2011, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 26, 2010, have not changed materially.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

In May 2011, the FASB amended its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between GAAP and International Financial Reporting Standards. These amendments, which are effective for interim and annual periods beginning after December 15, 2011, also change certain existing fair value measurement principles and disclosure requirements. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

At the beginning of our 2011 fiscal year, we adopted new guidance that amended previous guidance for the accounting of revenue arrangements with multiple deliverables. The adoption of this guidance, which specifically addressed how consideration should be allocated to the separate units of account included in revenue arrangements, did not have a material impact on our financial statements.

NOTE 3. SHORT-TERM INVESTMENTS

We have short-term investments in U.S. Treasury securities and commercial paper as of June 26, 2011, and in U.S. Treasury securities as of December 26, 2010. Since we have the intention and ability to hold these investments to maturity, they are classified as held-to-maturity and are reported at amortized cost. The changes in the value of these securities are not reported in our Condensed Consolidated Financial Statements.

The carrying value of the short-term investments (which approximated the fair value) was approximately $210 million in U.S. Treasury securities and approximately $15 million in commercial paper as of June 26, 2011 and approximately $30 million in U.S. Treasury securities as of December 26, 2010. The U.S. Treasury securities have maturities of 3.5 months to 1 year, from the date of purchase. The commercial paper has maturities of 3.2 months to 6.5 months, from the date of purchase.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 4. IMPAIRMENT OF ASSETS

In the second quarter of 2011, we recorded a $161.3 million charge for the impairment of assets at the News Media Group. The impairment consisted of the write-down of goodwill at the Regional Media Group of $152.1 million and the write-down of certain assets held for sale of $9.2 million.

Regional Media Group

Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the Regional Media Group, including lower-than-expected operating results, we performed an interim impairment test of goodwill as of June 26, 2011. The Regional Media Group is part of the News Media Group reportable segment.

The interim test resulted in an impairment of goodwill of $152.1 million mainly from lower projected long-term operating results and cash flows of the Regional Media Group primarily due to the continued decline in print advertising revenues. These factors resulted in the carrying value of the net assets being greater than their fair value, and therefore a write-down to fair value was required. The impairment charge reduced the carrying value of goodwill at the Regional Media Group to $0.

In determining the fair value of the Regional Media Group, we made significant judgments and estimates regarding the expected severity and duration of the uneven economic environment and the secular changes affecting the newspaper industry in the Regional Media Group markets. The effect of these assumptions on projected long-term revenues, along with the continued benefits from reductions to the group’s cost structure, play a significant role in calculating the fair value of the Regional Media Group.

The fair value of the Regional Media Group’s goodwill was the residual fair value after allocating the total fair value of the Regional Media Group to its other assets, net of liabilities. The total fair value of the Regional Media Group was determined using a combination of a discounted cash flow model (present value of future cash flows) and a market approach model based on comparable businesses. The resulting fair value is considered a Level 3 fair value measurement (significant unobservable inputs for the asset or liabilities). We estimated a flat annual growth rate to arrive at a residual year representing the perpetual cash flows of the Regional Media Group. The residual year cash flow was capitalized to arrive at the terminal value of the Regional Media Group. Utilizing a discount rate of 10.7%, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value of the Regional Media Group. We assumed a flat annual growth rate and a discount rate of 10.7% in the discounted cash flow analysis for the interim impairment test compared with a 2.0% annual growth rate and a 10.5% discount rate used in the 2010 annual impairment test. In determining the appropriate discount rate, we considered the weighted average cost of capital for comparable companies.

Property, plant and equipment is tested for impairment if certain circumstances indicate a possible impairment may exist. Due to the factors discussed above, we completed an interim impairment test of property, plant and equipment as of June 26, 2011. The impairment test was completed at each newspaper (asset group level with the lowest level of cash flows) in the Regional Media Group. Our test did not result in an impairment because the sum of the future undiscounted cash flows at each newspaper was greater than the carrying value of property, plant and equipment.

Assets Held for Sale

In the second quarter of 2011, we classified certain assets as held for sale. The carrying value of these assets was greater than their fair value, less cost to sell, resulting in an impairment of certain intangible assets and property totaling $9.2 million. The impairment charge reduced the carrying value of intangible assets to $0 and the property to a nominal value. The fair value for these assets was determined by estimating the most likely sale price with a third-party buyer based on market data. The resulting fair value is considered a Level 3 fair value measurement.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED

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

The tables below include goodwill and other intangible assets impaired during the second quarter of 2011 (see Note 4). In addition, the tables below include goodwill and other intangible assets disposed of during the first quarter of 2011 related to the sale of UCompareHealthCare.com, which was part of the About Group.

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 26, 2010:
Goodwill	$1,079,704	$369,978	$1,449,682
Accumulated impairment losses	(805,218)	—	(805,218)
Balance as of December 26, 2010	274,486	369,978	644,464
Goodwill disposed during year	—	(2,702)	(2,702)
Goodwill impaired during year	(152,093)	—	(152,093)
Foreign currency translation	6,436	—	6,436
Balance as of June 26, 2011:
Goodwill	1,086,140	367,276	1,453,416
Accumulated impairment losses	(957,311)	—	(957,311)
Balance as of June 26, 2011	$128,829	$367,276	$496,105

Other intangible assets acquired were as follows:

	June 26, 2011				December 26, 2010
(In thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (Years)
Amortized other intangible assets:
Content	$21,384	$(16,833)	$4,551	2	$25,712	$(16,510)	$9,202	7
Customer lists	24,529	(21,063)	3,466	2	28,316	(21,281)	7,035	6
Other	33,199	(30,250)	2,949	4	36,390	(31,592)	4,798	3
Total	$79,112	$(68,146)	10,966		$90,418	$(69,383)	21,035
Unamortized other intangible assets:
Trade names			12,978				14,380
Total other intangible assets acquired			$23,944				$35,415

Amortization expense related to other intangible assets acquired that are subject to amortization was $3.9 million in the first six months of 2011 and is expected to be $3.2 million for the remainder of fiscal year 2011.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)	Amount
2012	$4,800
2013	1,600
2014	600
2015	350
2016	270

NOTE 6. INVESTMENTS IN JOINT VENTURES

As of June 26, 2011, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC	49%
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
quadrantONE LLC	25%
Fenway Sports Group	16.57%	(1)
(1) On July 1, 2011, we sold a portion of our interest in Fenway Sports Group. See Note 16 for additional information regarding the sale.

The following table presents summarized unaudited condensed combined income statements for our unconsolidated joint ventures.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues	$374,632	$314,404	$573,812	$430,323
Costs and expenses	345,335	258,040	563,636	377,564
Operating profit	29,297	56,364	10,176	52,759
Other (loss)/income	(5,838)	434	(9,321)	26,031
Pre-tax income	23,459	56,798	855	78,790
Income tax expense/(benefit)	217	36	(874)	(1,008)
Net income	23,242	56,762	1,729	79,798
Net income attributable to noncontrolling interest	5,281	6,468	10,695	11,539
Net income/(loss) less noncontrolling interest	$17,961	$50,294	$(8,966)	$68,259

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 7. DEBT OBLIGATIONS

As of June 26, 2011, our current indebtedness included senior notes; a private financing arrangement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa; and a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	June 26, 2011	December 26, 2010
Senior notes due 2015, called in 2011	14.053%	$229,684	$227,680
Senior notes due 2012	4.610%	74,835	74,771
Senior notes due 2015	5.0%	249,875	249,860
Senior notes due 2016	6.625%	220,439	220,102
Option to repurchase ownership interest in headquarters building in 2019		219,072	217,306
Total debt		993,905	989,719
Capital lease obligations		6,713	6,724
Total debt and capital lease obligations		$1,000,618	$996,443

Current Portion of Long-Term Debt

On July 11, 2011, we gave notice to the holders of our 14.053% senior unsecured notes due January 15, 2015 (the “14.053% Notes”) of our election to prepay, in full, all $250.0 million outstanding aggregate principal amount of the 14.053% Notes on August 15, 2011. As a result, the carrying value of the 14.053% Notes totaling $229.7 million is included in “Current portion of long-term debt and capital lease obligations” in our Condensed Consolidated Balance Sheet as of June 26, 2011. See Note 16 for additional information regarding our election to prepay the 14.053% Notes.

Long-Term Debt

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was $887 million as of June 26, 2011 and $1.1 billion as of December 26, 2010.

New Revolving Credit Facility

In early June 2011, we completed a new $125.0 million asset-backed 5-year revolving credit facility. This new credit facility replaced our $400.0 million revolving credit facility, which was to expire on June 21, 2011. As of June 26, 2011, there were $0 outstanding borrowings under the new credit facility.

Borrowings under the new credit facility will be secured by a lien on certain advertising receivables. In addition, borrowings bear interest at specified margins based on our utilization and at rates that vary between the LIBOR and prime rates (as defined by the credit agreement) depending on the term to maturities we specify. The new credit facility contains various customary affirmative and negative covenants.

Interest expense, net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Cash interest expense	$23,215	$19,052	$46,168	$38,012
Non-cash amortization of discount on debt	2,085	1,937	4,187	3,941
Capitalized interest	(27)	(20)	(332)	(20)
Interest income	(121)	(355)	(280)	(735)
Total interest expense, net	$25,152	$20,614	$49,743	$41,198

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 8. OTHER

Gain on sale of investment

In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a job listing aggregator, resulting in a gain of $5.9 million. We still retain a substantial portion of our initial interest in Indeed.com.

Severance Costs

We recognized severance costs of $1.9 million in the second quarter of 2011 and $2.7 million in the first six months of 2011. These costs were primarily recognized at the News Media Group related to various initiatives and are primarily recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations. As of June 26, 2011, we had a severance liability of approximately $7 million included in “Accrued expenses” in our Condensed Consolidated Balance Sheet.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension

We sponsor several pension plans, the majority of which have been frozen; participate in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan; and make contributions to several multiemployer plans in connection with collective bargaining agreements. These plans cover the majority of our employees.

In the second quarter of 2011, certain employees of The Boston Globe (the “Globe”) represented by a union, ratified amendments to their collective bargaining agreement which resulted in a partial withdrawal from a multiemployer pension plan. We recorded an estimated $4.2 million charge for our withdrawal obligation under this multiemployer pension plan.

Our Company-sponsored defined benefit pension plans include qualified plans (funded) as well as non-qualified plans (unfunded). These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan. Our non-qualified plans provide enhanced retirement benefits to select members of management.

The components of net periodic pension cost of all Company-sponsored plans and The New York Times Newspaper Guild pension plan were as follows:

	For the Quarters Ended
	June 26, 2011			June 27, 2010
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$3,019	$377	$3,396	$3,055	$28	$3,083
Interest cost	24,998	3,286	28,284	25,943	3,426	29,369
Expected return on plan assets	(27,953)	—	(27,953)	(28,392)	—	(28,392)
Amortization of prior service cost	201	—	201	201	—	201
Recognized actuarial loss	6,445	804	7,249	4,147	2,459	6,606
Net periodic pension cost	$6,710	$4,467	$11,177	$4,954	$5,913	$10,867

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	For the Six Months Ended
	June 26, 2011			June 27, 2010
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$6,038	$754	$6,792	$6,169	$30	$6,199
Interest cost	49,996	6,572	56,568	51,899	6,725	58,624
Expected return on plan assets	(55,906)	—	(55,906)	(56,785)	—	(56,785)
Amortization of prior service cost	402	—	402	402	—	402
Recognized actuarial loss	12,890	1,608	14,498	8,328	2,972	11,300
Net periodic pension cost	$13,420	$8,934	$22,354	$10,013	$9,727	$19,740

In the first six months of 2011, we made contributions of approximately $62 million to certain qualified pension plans. The majority of these contributions were discretionary. Based on our contractual obligations, we expect to make 2011 contributions of approximately $32 million (of which approximately $18 million was made in the first six months of 2011) to The New York Times Newspaper Guild pension plan. Except for contractual contributions to The New York Times Newspaper Guild pension plan, we do not expect to have material mandatory contributions through 2012, although we may make additional discretionary contributions in 2011 or 2012 to our Company-sponsored qualified pension plans based on cash flows, pension asset performance, interest rates and other factors.

Postretirement Benefits

We provide health benefits to retired employees (and their eligible dependents) who meet the definition of an eligible participant and certain age and service requirements, as outlined in the plan document. While we offer pre-age 65 retiree medical coverage to employees who meet certain retiree medical eligibility requirements, we no longer provide post-age 65 retiree medical benefits for employees who retire on or after March 1, 2009. We also contribute to a postretirement plan under the provisions of a collective bargaining agreement. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from our general corporate assets.

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Service cost	$290	$269	$580	$538
Interest cost	1,825	2,335	3,650	4,670
Amortization of prior service credit	(3,901)	(3,900)	(7,802)	(7,800)
Recognized actuarial loss	481	782	962	1,564
Net periodic postretirement benefit income	$(1,305)	$(514)	$(2,610)	$(1,028)

NOTE 10. INCOME TAXES

We had an income tax benefit of $16.6 million (effective tax rate of 12.2%) on a pre-tax loss of $136.4 million in the second quarter of 2011 and an income tax benefit of $15.2 million (effective tax rate of 11.7%) on a pre-tax loss of $129.8 million in the first six months of 2011. The effective tax rate in the second quarter and first six months of 2011 was unfavorably affected because a portion of the charge for the impairment of the Regional Media Group's goodwill is non-deductible.

We had an effective income tax rate of 44.6% in the second quarter of 2010. The effective tax rate for the first six months of 2010 was 53.4%, primarily because of a $10.9 million tax charge for the reduction in future tax benefits for certain retiree health benefits resulting from the federal health care reform legislation enacted in March 2010.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 11. DISCONTINUED OPERATIONS

The results of operations for WQXR-FM, a New York City classical radio station, which was sold in October 2009, are presented as discontinued operations. We received proceeds related to the sale of approximately $45 million and recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in the fourth quarter of 2009. In the second quarter of 2010, we had net income from discontinued operations of $0.2 million as a result of post-closing adjustments to the gain.

NOTE 12. (LOSS)/EARNINGS PER SHARE

Basic and diluted (loss)/earnings per share have been computed as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands, except per share data)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(119,718)	$31,796	$(114,299)	$44,589
Income from discontinued operations, net of income taxes	—	237	—	237
Net (loss)/income	$(119,718)	$32,033	$(114,299)	$44,826
Average number of common shares outstanding–Basic	147,176	145,601	146,976	145,398
Incremental shares for assumed exercise of securities	—	7,361	—	8,457
Average number of common shares outstanding–Diluted	147,176	152,962	146,976	153,855
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.81)	$0.22	$(0.78)	$0.31
Income from discontinued operations, net of income taxes	—	—	—	—
Net (loss)/income–Basic	$(0.81)	$0.22	$(0.78)	$0.31
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.81)	$0.21	$(0.78)	$0.29
Income from discontinued operations, net of income taxes	—	—	—	—
Net (loss)/income–Diluted	$(0.81)	$0.21	$(0.78)	$0.29

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options and warrants could have the most significant impact on diluted shares.

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Common Stock, because their inclusion results in an anti-dilutive effect on per share amounts.

The number of stock options that were excluded from the computation of diluted earnings per share because they were anti-dilutive due to a loss from continuing operations were approximately 22 million in the second quarter and first six months of 2011. The number of stock options that were excluded from the computation of diluted earnings per share because their exercise price exceeded the market value of our Common Stock was approximately 25 million in the second quarter and first six months of 2010.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 13. SUPPLEMENTAL STOCKHOLDERS' EQUITY INFORMATION

Stockholders' equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance as of December 26, 2010	$659,927	$4,149	$664,076
Net loss	(114,299)	(298)	(114,597)
Other comprehensive income	10,183	—	10,183
Issuance of shares	5,762	—	5,762
Stock-based compensation	7,955	—	7,955
Balance as of June 26, 2011	$569,528	$3,851	$573,379

(In thousands)	Total New York Times Company Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance as of December 27, 2009	$604,042	$3,201	$607,243
Net income	44,826	1,151	45,977
Other comprehensive loss	(7,511)	—	(7,511)
Issuance of shares	6,558	—	6,558
Stock-based compensation	4,103	—	4,103
Balance as of June 27, 2010	$652,018	$4,352	$656,370

Comprehensive (loss)/income was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Net (loss)/income	$(119,823)	$31,819	$(114,597)	$45,977
Other comprehensive income/(loss):
Foreign currency translation adjustments	699	(7,122)	8,444	(14,127)
Unrealized derivative loss on cash-flow hedge of equity method investment	—	—	77	—
Adjustments to pension benefits obligation	—	(4,087)	—	(4,087)
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	4,030	3,691	8,643	5,468
Income tax (expense)/benefit	(2,029)	3,041	(6,981)	5,235
Total other comprehensive income/(loss)	2,700	(4,477)	10,183	(7,511)
Comprehensive (loss)/income	(117,123)	27,342	(104,414)	38,466
Net loss/(income) attributable to the noncontrolling interest	105	214	298	(1,151)
Comprehensive (loss)/income attributable to The New York Times Company common stockholders	$(117,018)	$27,556	$(104,116)	$37,315

The “Accumulated other comprehensive loss, net of income taxes” in our Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $276 million as of June 26, 2011, and $280 million as of December 26, 2010.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 14. SEGMENT INFORMATION

Our reportable segments consist of the News Media Group and the About Group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of our reportable segments:

News Media Group

The News Media Group consists of The New York Times Media Group, which includes The New York Times, the International Herald Tribune, NYTimes.com, and related businesses; the New England Media Group, which includes the Globe, Boston.com, the Worcester Telegram & Gazette, Telegram.com, and related businesses; and the Regional Media Group, which includes 14 daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina, their Web sites, other print publications and related businesses.

About Group

The About Group consists of About.com, ConsumerSearch.com, CalorieCount.com and related businesses. In February 2011, we sold UCompareHealthCare.com.

 Our Statements of Operations by segment and Corporate were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Revenues
News Media Group	$548,858	$555,898	$1,084,220	$1,109,067
About Group	27,844	33,689	58,986	68,387
Total	$576,702	$589,587	$1,143,206	$1,177,454
Operating (loss)/profit
News Media Group(1)	$(116,625)	$54,397	$(85,960)	$102,868
About Group	11,597	15,346	25,862	31,906
Corporate	(9,049)	(8,918)	(22,905)	(21,291)
Total	$(114,077)	$60,825	$(83,003)	$113,483
Gain on sale of investment	—	9,128	5,898	9,128
Income/(loss) from joint ventures	2,791	7,678	(2,958)	16,789
Interest expense, net	25,152	20,614	49,743	41,198
(Loss)/income from continuing operations before income taxes	(136,438)	57,017	(129,806)	98,202
Income tax (benefit)/expense	(16,615)	25,435	(15,209)	52,462
(Loss)/income from continuing operations	(119,823)	31,582	(114,597)	45,740
Income from discontinued operations, net of income taxes	—	237	—	237
Net (loss)/income	(119,823)	31,819	(114,597)	45,977
Net loss/(income) attributable to the noncontrolling interest	105	214	298	(1,151)
Net (loss)/income attributable to The New York Times Company common stockholders	$(119,718)	$32,033	$(114,299)	$44,826

(1)
In the second quarter of 2011, we recorded a $161.3 million impairment charge, primarily related to goodwill at the Regional Media Group, and a $4.2 million charge for a pension withdrawal obligation under a multiemployer pension plan at the Globe, which are both part of the News Media Group reportable segment.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 15. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $28.6 million of restricted cash as of June 26, 2011 for certain collateral requirements primarily for obligations under our workers' compensation programs. These collateral requirements were previously supported by letters of credit under our revolving credit facility that was replaced in June 2011.

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

NOTE 16. SUBSEQUENT EVENTS

Partial Sale of Fenway Sports Group

On July 1, 2011, we sold 390 of our remaining 700 units in Fenway Sports Group for $117.0 million. We expect an estimated pre-tax gain of approximately $64 million from the sale, which will be recorded in the third quarter of 2011. Following the sale, we own 310 units, or 7.3% of Fenway Sports Group. We intend to continue to explore the sale of our remaining interest in Fenway Sports Group, in whole or in parts.

Election to Prepay 14.053% Notes

On July 11, 2011, we gave notice to the holders of our 14.053% Notes of our election to prepay, in full, all $250.0 million outstanding aggregate principal amount of the 14.053% Notes on August 15, 2011. We are estimating a prepayment of approximately $279 million, comprising (1) the $250.0 million aggregate principal amount of the 14.053% Notes, (2) approximately $3 million representing all interest that will be accrued and unpaid on the 14.053% Notes to August 15, 2011, and (3) a make-whole premium amount of approximately $26 million due in connection with the prepayment (the actual amount of the make-whole premium will be computed 2 days prior to the prepayment). We will fund the prepayment from available cash. We expect an estimated charge of approximately $46 million in the third quarter of 2011 as a result of this prepayment.

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

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), the International Herald Tribune, NYTimes.com, and related businesses; the New England Media Group, which includes The Boston Globe (the “Globe”), Boston.com, the Worcester Telegram & Gazette, Telegram.com, and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses). The News Media Group generates revenues principally from print and digital advertising and through print and digital circulation. Other revenues primarily consist of revenues from news services/syndication, commercial printing, rental income, digital archives and direct mail advertising services. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses). The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first six months of 2011) are derived from the sale of cost-per-click and display advertising. Cost-per-click advertising accounted for 57% of the About Group’s total advertising revenues in the first six months of 2011. The About Group’s main operating costs are employee-related costs and content and hosting costs.

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

▪
a 16.57% interest in Fenway Sports Group, which owns the Boston Red Sox baseball club; Liverpool Football Club (a soccer team in the English Premier League); approximately 80% of New England Sports Network (a regional cable sports network that televises the Red Sox and Boston Bruins hockey games); and 50% of Roush Fenway Racing (a leading NASCAR team). On July 1, 2011, we sold part of our interest in Fenway Sports Group reducing our ownership interest to 7.3%. See the “Recent Developments” section for additional information.

Economic and industry conditions continue to present us with challenges. While the second quarter was a historic one for us, as we successfully launched The Times digital subscriptions and began to see the early effect on our overall financial performance, the business climate did not change, as advertisers remained sensitive to the uneven economic environment and global events. During the second quarter and first six months of 2011, we experienced a decline in total revenues of 2.2% and 2.9%, respectively, compared with the same prior-year periods, while operating costs decreased slightly during these same periods.

The advertising marketplace continues to experience uncertainty as advertisers respond to uneven economic conditions, global events and the transformation in our industry, resulting in limited visibility and volatility with regard to planning and ad spending. This has contributed to the decline in print advertising revenues and growth in digital advertising revenues we experienced in the second quarter and first six months of 2011. Compared with the prior-year period, total advertising revenues decreased 4.0% in the second quarter of 2011 as a 6.4% decline in print advertising revenues was partially offset by a 2.6% increase in digital advertising revenues. For the first six months of 2011, total advertising revenues decreased 4.2% as a 6.9% decline in print advertising revenues was partially offset by 3.5% growth in digital advertising revenues, compared with the same prior-year period. In the third quarter of 2011, we expect similar advertising revenue trends to those of the second quarter of 2011, reflecting ongoing digital strength at the News Media Group, partially offset by softness at the About Group.

The About Group advertising revenues in the second quarter and first six months of 2011 were negatively impacted by design changes in cost-per-click advertisements served by Google that continued to have a negative effect on click-through rates, although we believe we will finish cycling through that impact at the end of July and expect to see a modest improvement in cost-per-click revenue trends beginning in August 2011. The About Group also experienced a negative effect on page views in the second quarter of 2011 due to increased competition as well as the algorithm changes Google implemented during the first quarter of 2011.

Circulation revenues were flat in the second quarter and decreased 1.9% in the first six months of 2011 compared with the same prior-year periods. The introduction of The Times digital subscriptions helped to offset the decline in print copies sold across the News Media Group in the second quarter. We expect total circulation revenues to increase in the low-single digits in the third quarter of 2011 due to the positive impact of launching The Times digital subscriptions. The digital subscription model is a long-term effort and its full impact on revenues will be more evident over the course of the year as we progress past the early stages of the plan. Our ability to further monetize our digital content will provide us with a significant new revenue stream in the second half of 2011.

The Times introduced digital subscription packages on NYTimes.com and across other digital platforms in Canada in mid-March and globally at the beginning of the second quarter. Paid digital subscribers to the digital subscription packages totaled approximately 224,000 as of the end of the second quarter of 2011. In addition, paid digital subscribers to e-readers and replica editions totaled approximately 57,000, for total paid digital subscribers of 281,000 as of the end of the second quarter.

In addition to these paid digital subscribers, as of the end of the second quarter of 2011, The Times had approximately 100,000 highly engaged users sponsored by a luxury automobile brand, who have free access to NYTimes.com and smartphone apps until the end of 2011, and approximately 756,000 home-delivery subscribers with linked digital accounts, who receive free digital access.

In total, The Times had paid or sponsored relationships with over 1 million digital users as of the end of the second quarter of 2011.

Operating costs decreased slightly in the second quarter and first six months of 2011 compared with the same periods in 2010 primarily as lower compensation costs were partially offset by higher promotion costs, as well as by newsprint and various other expenses in the first six months of 2011. While our expense control efforts have become more challenging, we remain focused on identifying further efficiencies across our operations, which through 2012 may include increased manufacturing efficiencies, further leveraging of centralized resources and lower outside printing expenses. We expect operating costs to decline in the low-single digits in the second half of 2011, with most of the decline occurring in the fourth quarter of 2011. While newsprint prices have remained stable since July 2010, prices were higher in the second quarter of 2011 compared with the second quarter of 2010 as a result of prices rising steadily during the second quarter of 2010. In the third quarter of 2011, newsprint prices are expected to be relatively flat versus the same period in 2010.

We have continued to manage our liquidity position and finished the quarter with cash, cash equivalents and short-term investments of approximately $403 million, even after making pension contributions of about $62 million to certain qualified pension plans in the first six months of 2011. As of June 26, 2011, our total debt and capital lease obligations was approximately $1 billion and our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, which we believe provides a useful measure of our liquidity and overall debt position, was approximately $597 million. Over the past two years, we have taken decisive steps to strengthen our liquidity position and improve our debt profile. These efforts will allow us to prepay on August 15, 2011, all of our $250.0 million 14.053% senior unsecured notes due January 15, 2015 (“14.053% Notes”), more than three years before these notes become due, which will provide us with increased financial flexibility. In addition, in early June 2011, we entered into a new $125.0 million asset-backed five-year revolving credit facility that replaced our $400.0 million revolving credit facility. See the “Recent Developments” section for additional information on our election to prepay the 14.053% Notes and our new revolving credit facility.

We expect the following on a pre-tax basis in 2011:

▪	Depreciation and amortization: $115 to $120 million,

▪	Interest expense, net: $83 to $87 million, and

▪	Capital expenditures: $45 to $55 million, which includes investments in digital systems across our Company.

We expect income from joint ventures to be $3 to $4 million in the second half of 2011, with approximately $1 million in the third quarter of 2011. Income from joint ventures in 2011 will be negatively impacted by Fenway Sports Group's acquisition of Liverpool Football Club, mainly due to amortization expense associated with the purchase, and will reflect, in the second half of the year, our 7.3% ownership interest following the partial sale of our 390 units on July 1, 2011. See the “Recent Developments” section for additional information on the sale.

RECENT DEVELOPMENTS

Election to Prepay 14.053% Notes

On July 11, 2011, we gave notice to the holders of our 14.053% Notes of our election to prepay, in full, all $250.0 million outstanding aggregate principal amount of the 14.053% Notes on August 15, 2011. We are estimating a prepayment of approximately $279 million, comprising (1) the $250.0 million aggregate principal amount of the 14.053% Notes, (2) approximately $3 million representing all interest that will be accrued and unpaid on the 14.053% Notes to August 15, 2011, and (3) a make-whole premium amount of approximately $26 million due in connection with the prepayment (the actual amount of the make-whole premium will be computed two days prior to the prepayment). We will fund the prepayment from available cash. As a result of this prepayment, we expect an estimated charge of approximately $46 million ($27 million after tax) in the third quarter of 2011 and to save in excess of $39 million annually in interest expense through January 15, 2015.

Partial Sale of Fenway Sports Group

On July 1, 2011, we sold 390 of our remaining 700 units in Fenway Sports Group for $117.0 million. We expect an estimated pre-tax gain of approximately $64 million, which will be recorded in the third quarter of 2011. This transaction is in addition to the sale of 50 units of our original 750 units in Fenway Sports Group that resulted in a pre-tax gain of $9.1 million in the second quarter of 2010. Following these transactions, we own 310 units, or 7.3% of Fenway Sports Group. We intend to continue to explore the sale of our remaining interest in Fenway Sports Group, in whole or in parts, for which we have seen robust demand.

Impairment of Assets

In the second quarter of 2011, we recorded a $161.3 million charge for the impairment of assets at the News Media Group. The impairment consisted of the write-down of goodwill at the Regional Media Group of $152.1 million and the write-down of certain assets held for sale of $9.2 million. See “Results of Operations – Other Items – Impairment of Assets” for additional information.

Pension Withdrawal Expense

In the second quarter of 2011, certain employees of the Globe represented by a union, ratified amendments to their collective bargaining agreement which resulted in a partial withdrawal from a multiemployer pension plan. We recorded an estimated $4.2 million charge for our withdrawal obligation under this multiemployer pension plan.

New Revolving Credit Facility

In early June 2011, we completed a new $125.0 million asset-backed five-year revolving credit facility. This new credit facility replaced our $400.0 million revolving credit facility, which was to expire on June 21, 2011. Borrowings under the new credit facility will be secured by a lien on certain advertising receivables. In addition, borrowings bear interest at specified margins based on our utilization and at rates that vary between the LIBOR and prime rates (as defined by the credit agreement) depending on the term to maturities we specify. See “Liquidity and Capital Resources – Third-Party Financing” for additional information.

Pension Contributions

In the first six months of 2011, we made contributions of approximately $62 million to certain qualified pension plans. The majority of these contributions were discretionary. Based on our contractual obligations, we expect to make 2011 contributions of approximately $32 million (of which approximately $18 million was made in the first six months of 2011) to The New York Times Newspaper Guild pension plan. Except for contractual contributions to The New York Times Newspaper Guild pension plan, we do not expect to have material mandatory contributions through 2012, although we may make additional discretionary contributions in 2011 or 2012 to our Company-sponsored qualified pension plans based on cash flows, pension asset performance, interest rates and other factors.

Gain on Sale of Investment

In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a job listing aggregator, resulting in a gain of $5.9 million. We still retain a substantial portion of our initial interest in Indeed.com.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	% Change	June 26, 2011	June 27, 2010	% Change
Revenues
Advertising	$302,295	$314,880	(4.0)	$601,175	$627,538	(4.2)
Circulation	234,894	234,808	0.0	462,934	471,671	(1.9)
Other	39,513	39,899	(1.0)	79,097	78,245	1.1
Total revenues	576,702	589,587	(2.2)	1,143,206	1,177,454	(2.9)
Operating costs
Production costs:
Raw materials	39,913	38,373	4.0	80,150	75,391	6.3
Wages and benefits	123,027	123,905	(0.7)	252,018	252,438	(0.2)
Other	74,058	74,524	(0.6)	148,307	149,822	(1.0)
Total production costs	236,998	236,802	0.1	480,475	477,651	0.6
Selling, general and administrative costs	258,688	261,633	(1.1)	521,993	525,604	(0.7)
Depreciation and amortization	29,547	30,327	(2.6)	58,195	60,716	(4.2)
Total operating costs	525,233	528,762	(0.7)	1,060,663	1,063,971	(0.3)
Impairment of assets	161,318	—	N/A	161,318	—	N/A
Pension withdrawal expense	4,228	—	N/A	4,228	—	N/A
Operating (loss)/profit	(114,077)	60,825	*	(83,003)	113,483	*
Gain on sale of investment	—	9,128	N/A	5,898	9,128	(35.4)
Income/(loss) from joint ventures	2,791	7,678	(63.6)	(2,958)	16,789	*
Interest expense, net	25,152	20,614	22.0	49,743	41,198	20.7
(Loss)/income from continuing operations before income taxes	(136,438)	57,017	*	(129,806)	98,202	*
Income tax (benefit)/expense	(16,615)	25,435	*	(15,209)	52,462	*
(Loss)/income from continuing operations	(119,823)	31,582	*	(114,597)	45,740	*
Income from discontinued operations, net of income taxes	—	237	N/A	—	237	N/A
Net (loss)/income	(119,823)	31,819	*	(114,597)	45,977	*
Net loss/(income) attributable to the noncontrolling interest	105	214	(50.9)	298	(1,151)	*
Net (loss)/income attributable to The New York Times Company common stockholders	$(119,718)	$32,033	*	$(114,299)	$44,826	*
* Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	% Change	June 26, 2011	June 27, 2010	% Change
News Media Group	$548,858	$555,898	(1.3)	$1,084,220	$1,109,067	(2.2)
About Group	27,844	33,689	(17.3)	58,986	68,387	(13.7)
Total revenues	$576,702	$589,587	(2.2)	$1,143,206	$1,177,454	(2.9)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	% Change	June 26, 2011	June 27, 2010	% Change
The New York Times Media Group
Advertising	$183,850	$185,288	(0.8)	$365,396	$370,347	(1.3)
Circulation	175,528	172,818	1.6	343,890	346,237	(0.7)
Other	22,284	22,463	(0.8)	45,479	44,563	2.1
Total	$381,662	$380,569	0.3	$754,765	$761,147	(0.8)
New England Media Group
Advertising	$51,869	$53,310	(2.7)	$99,588	$103,569	(3.8)
Circulation	39,860	42,146	(5.4)	78,426	83,436	(6.0)
Other	10,753	10,894	(1.3)	20,887	20,858	0.1
Total	$102,482	$106,350	(3.6)	$198,901	$207,863	(4.3)
Regional Media Group
Advertising	$40,191	$44,272	(9.2)	$80,140	$88,532	(9.5)
Circulation	19,506	19,844	(1.7)	40,618	41,998	(3.3)
Other	5,017	4,863	3.2	9,796	9,527	2.8
Total	$64,714	$68,979	(6.2)	$130,554	$140,057	(6.8)
Total News Media Group
Advertising	$275,910	$282,870	(2.5)	$545,124	$562,448	(3.1)
Circulation	234,894	234,808	0.0	462,934	471,671	(1.9)
Other	38,054	38,220	(0.4)	76,162	74,948	1.6
Total	$548,858	$555,898	(1.3)	$1,084,220	$1,109,067	(2.2)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. Total News Media Group advertising revenues decreased in the second quarter and first six months of 2011 compared with the same prior-year periods primarily due to lower print volume across most advertising categories, offset in part by higher digital advertising revenues. Print advertising revenues, which represented approximately 79% of total advertising revenues for the News Media Group, declined 6.4% in the second quarter of 2011 and 6.9% in first six months of 2011, mainly due to lower retail and real estate classified advertising, compared with the same prior-year periods. Digital advertising revenues grew 15.5% in the second quarter of 2011 and 15.2% in first six months of 2011 compared with the same prior-year periods, primarily due to strong growth in national display advertising.

Advertising revenues (print and digital) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	% Change	June 26, 2011	June 27, 2010	% Change
National	$159,031	$156,239	1.8	$315,337	$315,107	0.1
Retail	60,589	66,492	(8.9)	118,836	130,193	(8.7)
Classified	46,454	50,537	(8.1)	92,266	99,141	(6.9)
Other	9,836	9,602	2.4	18,685	18,007	3.8
Total	$275,910	$282,870	(2.5)	$545,124	$562,448	(3.1)

Below is a percentage breakdown of advertising revenues in the first six months of 2011 (print and digital) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	77%	11%	3%	5%	1%	2%	11%	1%	100%
New England Media Group	32%	30%	5%	6%	10%	7%	28%	10%	100%
Regional Media Group	4%	59%	5%	7%	8%	10%	30%	7%	100%
Total News Media Group	58%	22%	4%	6%	3%	4%	17%	3%	100%

The New York Times Media Group

Total advertising revenues decreased in the second quarter and first six months of 2011 compared with the second quarter and first six months of 2010 as declines in print advertising revenues were partially offset by growth in digital advertising revenues. Print advertising revenues were affected by declines in the volume of spending in most advertising categories, reflecting the continued uneven economic environment, recent global events and secular forces. Growth in digital advertising revenues was driven by increased spending on digital platforms primarily in the national advertising category.

Total national advertising revenues increased, led by gains in the technology, luxury and financial services categories offset in part by reduced spending, particularly in the travel, media and corporate categories in the first six months of 2011 compared with the same period in 2010. Total retail advertising revenues declined as advertisers reduced spending in the face of the uncertain economic climate in the second quarter and first six months of 2011. Total classified advertising revenues decreased primarily from declines in the real estate and automotive classified categories in the second quarter and first six months of 2011.

New England Media Group

Total advertising revenues declined in the second quarter and first six months of 2011 compared with the second quarter and first six months of 2010 due to declines in print advertising revenues, partially offset by growth in digital advertising revenues. The decline in print advertising revenues was driven by lower advertising in most categories, reflecting uncertain national and local economic conditions and secular forces in our industry. The increase in digital advertising revenues was due to higher spending in the national and automotive classified categories.

The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut the volume of spending mainly in the department stores and home improvement categories in the second quarter and first six months of 2011. The continued uneven economic environment and secular changes in our industry contributed to declines in total classified advertising revenues, primarily in the real estate category, in the second quarter and first six months of 2011.

Regional Media Group

Total advertising revenues declined in the second quarter and first six months of 2011 compared with the second quarter and first six months of 2010 due to lower print advertising revenues, partially offset by higher digital advertising revenues. Print advertising revenues declined primarily in the retail and classified categories. Soft national and local economic conditions continued to contribute to declines in the retail sector, as advertisers reduced their volume of spending. Weak local economic conditions and secular forces affecting the industry continued to have a negative impact on classified advertising revenues. Digital advertising revenues increased mainly as a result of higher spending in the national and retail categories.

Circulation Revenues

Circulation revenue is based on the number of copies of the printed newspaper (through home-delivery subscriptions and newsstands) and digital subscriptions sold and the rates charged to the respective customers. Total circulation revenues consist of revenues from our print and digital products, including The Times digital subscription packages on NYTimes.com and across other digital platforms in the second quarter of 2011.

Circulation revenues in the second quarter of 2011 were on a par with the second quarter of 2010 as the introduction of digital subscriptions at The Times offset a decline in print copies sold across the News Media Group. During the second quarter of 2011, the rate of home-delivery circulation volume declines slowed moderately at The Times, as we observed an uptick in new home-delivery orders and a decrease in attrition following the launch of The Times digital subscriptions as print subscribers receive all digital access for free.

Circulation revenues decreased in the first six months of 2011 compared with the same period in 2010 due to a decline in print copies sold across the News Media Group partially offset by revenues from the introduction of digital subscriptions at The Times.

Other Revenues

Other revenues decreased in the second quarter of 2011 compared with the second quarter of 2010 mainly as lower revenues from digital archives and commercial printing were partially offset by higher revenues from direct mail advertising services.

Other revenues increased in the first six months of 2011 compared with the same period in 2010 primarily because of higher revenues from direct mail advertising services.

About Group

About Group revenues decreased in the second quarter and first six months of 2011 compared with the second quarter and first six months of 2010 mainly due to lower cost-per-click and display advertising. Cost-per-click advertising revenues declined as design changes in the cost-per-click advertisements served by Google had a negative impact on click-through rates in the second quarter and first six months of 2011. The declines in cost-per-click and display advertising revenues were also attributable to a negative effect on page views due to an increase in competition in the content space and the algorithm changes Google implemented during the first quarter of 2011.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	% Change	June 26, 2011	June 27, 2010	% Change
Production costs:
Raw materials	$39,913	$38,373	4.0	$80,150	$75,391	6.3
Wages and benefits	123,027	123,905	(0.7)	252,018	252,438	(0.2)
Other	74,058	74,524	(0.6)	148,307	149,822	(1.0)
Total production costs	236,998	236,802	0.1	480,475	477,651	0.6
Selling, general and administrative costs	258,688	261,633	(1.1)	521,993	525,604	(0.7)
Depreciation and amortization	29,547	30,327	(2.6)	58,195	60,716	(4.2)
Total operating costs	$525,233	$528,762	(0.7)	$1,060,663	$1,063,971	(0.3)

Production Costs

Production costs were flat in the second quarter of 2011 compared with the second quarter of 2010 mainly due to higher raw materials expense (approximately $2 million), primarily newsprint, offset by various other costs. Newsprint expense increased 5.8%, with 11.0% from higher pricing offset in part by 5.2% from lower consumption.

Production costs increased in the first six months of 2011 compared with the same period in 2010 mainly due to higher raw materials expense (approximately $5 million), primarily newsprint, offset by various other costs. Newsprint expense increased 9.2%, with 13.3% from higher pricing offset in part by 4.1% from lower consumption.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the second quarter of 2011 compared with the second quarter of 2010. Lower compensation costs (approximately $8 million) in the second quarter of 2011 were partially offset by higher promotion costs (approximately $5 million). Compensation costs declined mainly as a result of lower variable compensation. Higher promotion costs were mainly due to the launch of digital subscription packages at The Times in the second quarter of 2011.

Selling, general and administrative costs decreased in the first six months of 2011 compared with the same period in 2010. Lower compensation costs (approximately $12 million) in the first six months of 2011 were partially offset by higher promotion costs (approximately $9 million). Compensation costs declined mainly as a result of lower variable compensation. Higher promotion costs mainly resulted from the launch of digital subscription packages at The Times in the second quarter and the timing of print circulation marketing at The Times in the first quarter of 2011.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	% Change	June 26, 2011	June 27, 2010	% Change
News Media Group	$26,852	$27,492	(2.3)	$52,762	$54,964	(4.0)
About Group	2,695	2,835	(4.9)	5,433	5,752	(5.5)
Total depreciation and amortization	$29,547	$30,327	(2.6)	$58,195	$60,716	(4.2)

Segment Operating Costs

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	% Change	June 26, 2011	June 27, 2010	% Change
News Media Group	$499,937	$501,501	(0.3)	$1,004,634	$1,006,199	(0.2)
About Group	16,247	18,343	(11.4)	33,124	36,481	(9.2)
Corporate	9,049	8,918	1.5	22,905	21,291	7.6
Total operating costs	$525,233	$528,762	(0.7)	$1,060,663	$1,063,971	(0.3)

News Media Group

Operating costs for the News Media Group decreased in the second quarter of 2011 compared with the same period in 2010. This was primarily due to lower benefits costs (approximately $4 million) and compensation costs (approximately $4 million), offset by higher promotions costs (approximately $5 million) and raw materials expense (approximately $2 million), primarily newsprint. Benefits expense was lower primarily due to lower pension expense in the second quarter. Compensation costs were driven by lower variable compensation. Higher promotions costs mainly resulted from the launch of digital subscription packages at The Times. Newsprint expense was driven by higher pricing partially offset by lower consumption.

Operating costs for the News Media Group decreased in the first six months of 2011 compared with the same period in 2010. This was primarily due to lower compensation costs (approximately $11 million) and various other costs, offset by higher promotions costs (approximately $9 million) and raw materials expense (approximately $5 million), primarily newsprint. Compensation costs were driven by lower variable compensation. Higher promotions costs mainly resulted from the launch of digital subscription packages at The Times in the second quarter and the timing of print circulation marketing at The Times in the first quarter of 2011. Newsprint expense was driven by higher pricing partially offset by lower consumption.

About Group

Operating costs for the About Group decreased in the second quarter of 2011 compared with the second quarter of 2010 primarily due to lower compensation costs (approximately $2 million) driven by lower variable compensation.

Operating costs for the About Group decreased in the first six months of 2011 compared with the same period in 2010 primarily due to lower compensation costs (approximately $2 million) driven by lower variable compensation and a one-time benefit from the sale of UCompareHealthCare.com in February 2011.

Corporate

Operating costs for Corporate increased in the second quarter and first six months of 2011 compared with the same periods in 2010.

Other Items

Impairment of Assets

In the second quarter of 2011, we recorded a $161.3 million charge for the impairment of assets at the News Media Group. The impairment consisted of the write-down of goodwill at the Regional Media Group of $152.1 million and the write-down of certain assets held for sale of $9.2 million.

Regional Media Group

Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the Regional Media Group, including lower-than-expected operating results, we performed an interim impairment test of goodwill as of June 26, 2011. The Regional Media Group is part of the News Media Group reportable segment.

The interim test resulted in an impairment of goodwill of $152.1 million mainly from lower projected long-term operating results and cash flows of the Regional Media Group primarily due to the continued decline in print advertising revenues. These factors resulted in the carrying value of the net assets being greater than their fair value, and therefore a write-down to fair value was required. The impairment charge reduced the carrying value of goodwill at the Regional Media Group to zero.

In determining the fair value of the Regional Media Group, we made significant judgments and estimates regarding the expected severity and duration of the uneven economic environment and the secular changes affecting the newspaper industry in the Regional Media Group markets. The effect of these assumptions on projected long-term revenues, along with the continued benefits from reductions to the group’s cost structure, play a significant role in calculating the fair value of the Regional Media Group.

Property, plant and equipment is tested for impairment if certain circumstances indicate a possible impairment may exist. Due to the factors discussed above, we completed an interim impairment test of property, plant and equipment as of June 26, 2011. The impairment test was completed at each newspaper (asset group level with the lowest level of cash flows) in the Regional Media Group. Our test did not result in an impairment because the sum of the future undiscounted cash flows at each newspaper was greater than the carrying value of property, plant and equipment.

Assets Held for Sale

In the second quarter of 2011, we classified certain assets as held for sale. The carrying value of these assets was greater than their fair value, less cost to sell, resulting in an impairment of certain intangible assets and property totaling $9.2 million. The fair value for these assets was determined by estimating the most likely sale price with a third-party buyer based on market data.

Operating (Loss)/Profit

Consolidated operating (loss)/profit, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	% Change	June 26, 2011	June 27, 2010	% Change
News Media Group	$(116,625)	$54,397	*	$(85,960)	$102,868	*
About Group	11,597	15,346	(24.4)	25,862	31,906	(18.9)
Corporate	(9,049)	(8,918)	1.5	(22,905)	(21,291)	7.6
Total operating (loss)/profit	$(114,077)	$60,825	*	$(83,003)	$113,483	*
* Represents a decrease in excess of 100%.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating (loss)/profit are previously discussed under “Recent Developments,” “Revenues,” “Operating Costs” and “Other Items.”

Non-Operating Items

Joint Ventures

Income from joint ventures was $2.8 million in the second quarter of 2011 compared with $7.7 million in the second quarter of 2010. Joint venture results in the second quarter of 2011 were negatively impacted by Fenway Sports Group's acquisition of Liverpool Football Club, mainly due to the amortization expense associated with the purchase.

Loss from joint ventures was $3.0 million in the first six months of 2011 compared with income from joint ventures of $16.8 million in the same period in 2010. The first quarter of 2010 included a $12.7 million pre-tax gain from the sale of an asset at one of the paper mills in which we have an investment. Our share of this pre-tax gain, after eliminating the noncontrolling interest portion, is $10.2 million. Joint venture results in the first six months of 2011 were negatively impacted by Fenway Sports Group's acquisition of Liverpool Football Club, mainly due to the amortization expense associated with the purchase.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Cash interest expense	$23,215	$19,052	$46,168	$38,012
Non-cash amortization of discount on debt	2,085	1,937	4,187	3,941
Capitalized interest	(27)	(20)	(332)	(20)
Interest income	(121)	(355)	(280)	(735)
Total interest expense, net	$25,152	$20,614	$49,743	$41,198

“Interest expense, net” increased in the second quarter and first six months of 2011 compared with the same periods in 2010 as a result of higher average debt outstanding.

Income Taxes

We had an income tax benefit of $16.6 million (effective tax rate of 12.2%) on a pre-tax loss of $136.4 million in the second quarter of 2011 and an income tax benefit of $15.2 million (effective tax rate of 11.7%) on a pre-tax loss of $129.8 million in the first six months of 2011. The effective tax rate in the second quarter and first six months of 2011 was unfavorably affected because a portion of the charge for the impairment of the Regional Media Group's goodwill is non-deductible.

We had an effective income tax rate of 44.6% in the second quarter of 2010. The effective tax rate for the first six months of 2010 was 53.4%, primarily because of a $10.9 million tax charge for the reduction in future tax benefits for certain retiree health benefits resulting from the federal health care reform legislation enacted in March 2010.

LIQUIDITY AND CAPITAL RESOURCES

In 2011, we believe our cash balance and cash provided by operations, in combination with other financing sources, will be sufficient to meet our immediate financing needs. We have continued to manage our liquidity position and will remain focused on reducing our debt. As of June 26, 2011, we had total debt and capital lease obligations of approximately $1 billion and cash, cash equivalents and short-term investments of approximately $403 million. Accordingly, our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, was approximately $597 million even after making contributions totaling approximately $62 million to certain qualified pension plans in the first six months of 2011. Our efforts to strengthen our liquidity position and improve our debt profile over the past two years will allow us to prepay on August 15, 2011, all of our $250.0 million 14.053% Notes in full. In addition, in early June 2011, we entered into a new $125.0 million asset-backed five-year revolving credit facility that replaced our $400.0 million revolving credit facility. See the discussion under “Recent Developments” for more information on the 14.053% Notes and “ – Third-Party Financing” for more information on the new credit facility.

Contributions to our qualified pension plans can have a significant impact on cash flows. See the discussion under “Recent Developments – Pension Contributions” for more information.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 26, 2011	June 27, 2010
Operating Activities	$45,161	$60,592
Investing Activities	$(236,768)	$5,591
Financing Activities	$(76)	$700

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash provided by operating activities decreased in the first six months of 2011 compared with the same period in 2010, primarily due to higher working capital requirements partially offset by lower pension contributions to certain qualified pension plans.

Investing Activities

Cash from investing activities generally includes proceeds from short-term investments that have matured and the sale of assets or a business. Cash used in investing activities generally includes purchases of short-term investments, payments for capital projects, acquisitions of new businesses and investments.

In the first six months of 2011, net cash used in investing activities was mainly due to purchases of short-term investments, changes in restricted cash and capital expenditures, offset in part by proceeds from the short-term investments that have matured. In the first six months of 2010, net cash provided by investing activities was primarily from the sale of 50 units of our original 750 units in Fenway Sports Group, offset in part by capital expenditures.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt.

In the first six months of 2011, net cash used in financing activities was for capital lease payments partially offset by stock option exercises. In the first six months of 2010, net cash provided by financing activities was primarily for stock option exercises.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Restricted Cash

We were required to maintain $28.6 million of restricted cash as of June 26, 2011 for certain collateral requirements primarily for obligations under our workers' compensation programs. These collateral requirements were previously supported by letters of credit under our $400.0 million revolving credit facility that was replaced in June 2011.

Third-Party Financing

As of June 26, 2011, our current indebtedness included senior notes; a private financing arrangement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa; and a sale-leaseback of a portion of our New York headquarters. On July 11, 2011, we gave notice to holders of our 14.053% Notes, Inmobiliaria Carso and Banco Inbursa, of our election to prepay, in full, all $250.0 million outstanding principal amount of the notes on August 15, 2011. See the discussion under “Recent Developments – Election to Prepay 14.053% Notes” for more information. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	June 26, 2011	December 26, 2010
Senior notes due 2015, called in 2011	14.053%	$229,684	$227,680
Senior notes due 2012	4.610%	74,835	74,771
Senior notes due 2015	5.0%	249,875	249,860
Senior notes due 2016	6.625%	220,439	220,102
Option to repurchase ownership interest in headquarters building in 2019		219,072	217,306
Total debt		993,905	989,719
Capital lease obligations		6,713	6,724
Total debt and capital lease obligations		$1,000,618	$996,443

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $887 million as of June 26, 2011 and $1.1 billion as of December 26, 2010. We were in compliance with our covenants under our third-party financing arrangements as of June 26, 2011.

In early June 2011, we completed a new $125.0 million asset-backed five-year revolving credit facility. This new credit facility replaced our $400.0 million revolving credit facility, which was to expire on June 21, 2011. As of June 26, 2011, there were no outstanding borrowings under the new credit facility.

Borrowings under the new credit facility will be secured by a lien on certain advertising receivables. In addition, borrowings bear interest at specified margins based on our utilization and at rates that vary between the LIBOR and prime rates (as defined by the credit agreement) depending on the term to maturities we specify.

The new credit facility contains various customary affirmative and negative covenants, including a springing financial covenant and various incurrence-based negative covenants described below.

The springing financial covenant provides that when availability under the new credit facility falls below the greater of $16.7 million or 15% of the commitment for three consecutive business days, we will be required to maintain on a trailing four-quarter basis a fixed charge coverage ratio of not less than 1.00:1.00. The fixed charge coverage ratio is defined as the ratio of (i) EBITDA (as defined by the credit agreement) minus unfinanced capital expenditures and tax payments paid in cash during the applicable period to (ii) fixed charges (as defined by the credit agreement) for such period.

In addition, the new credit facility contains incurrence-based negative covenants that, subject to customary exceptions and cure periods, restrict our ability and the ability of our subsidiaries to:

▪incur debt (directly or by third-party guarantees);
▪grant liens;
▪pay dividends;
▪make investments;
▪make acquisitions or dispositions; and
▪prepay debt.

As long as we have not drawn an amount in excess of $250,000 for a period of 90 days under the new credit facility, the negative covenants generally do not apply. In addition, to the extent we have borrowings under the new credit facility, we may engage in transactions restricted by the covenants so long as we meet, on a pro forma basis, the 1.00:1.00 fixed charge coverage ratio test, availability under the new credit facility for the preceding 30 days is equal to at least $62.5 million (net of restricted cash in an amount up to $25.0 million) and no default has occurred.

Ratings

In July 2011, Standard & Poor's raised its ratings outlook to positive from stable, citing our efforts to reduce debt and increase liquidity.

RECENT ACCOUNTING PRONOUCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

In May 2011, the FASB amended its guidance related to fair value measurements in order to align the definition of fair value measurements and the related disclosure requirements between GAAP and International Financial Reporting Standards. These amendments, which are effective for interim and annual periods beginning after December 15, 2011, also change certain existing fair value measurement principles and disclosure requirements. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

At the beginning of our 2011 fiscal year, we adopted new guidance that amended previous guidance for the accounting of revenue arrangements with multiple deliverables. The adoption of this guidance, which specifically addressed how consideration should be allocated to the separate units of account included in revenue arrangements, did not have a material impact on our financial statements.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 26, 2010. As of June 26, 2011, our critical accounting policies have not changed materially from December 26, 2010.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 26, 2010. As of June 26, 2011, our contractual obligations and off-balance sheet arrangements have not materially changed from December 26, 2010. We gave notice of our election to prepay on August 15, 2011 all of the outstanding $250.0 million aggregate principal amount of the 14.053% Notes, and we expect to save in excess of $39 million annually in interest expense through January 15, 2015. See “Recent Developments – Election to Prepay 14.053% Notes” for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 26, 2010, details our disclosures about market risk. As of June 26, 2011, there were no material changes in our market risks from December 26, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 26, 2011. Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the first six months of 2011, we implemented a new system for digital subscription revenue and billing at The New York Times Media Group. This system change is a result of the global launch in the second quarter of 2011 of digital subscriptions at NYTimes.com and across other digital platforms and is not the result of any identified deficiencies in our systems. The implementation and integration of this system resulted in new controls, as well as changes to supplement existing controls, systems and procedures that affect our internal control over financial reporting to accommodate modifications to our business and accounting procedures relating to digital subscription revenue and billing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On May 9, 2011, we issued 240 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversions, which were in accordance with our Certificate of Incorporation, did not involve a public offering and were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
March 28, 2011 – May 1, 2011	—	—	—	$91,386,000
May 2, 2011 – May 29, 2011	—	—	—	$91,386,000
May 30, 2011 – June 26, 2011	—	—	—	$91,386,000
Total for the second quarter of 2011	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the second quarter of 2011, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of July 29, 2011, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: August 4, 2011	/s/ JAMES M. FOLLO
James M. Follo Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 26, 2011

Exhibit No.

10.1
Credit Agreement, dated as of June 9, 2011, among the Company and certain of its domestic subsidiaries as borrowers, the financial institutions party thereto as lenders, SunTrust Bank, as issuing bank and administrative agent, SunTrust Robinson Humphrey, Inc., Wells Fargo Capital Finance, LLC and J.P. Morgan Securities LLC, as joint lead arrangers and joint book runners, SunTrust Robinson Humphrey, Inc. and Wells Fargo Capital Finance, LLC, as co-collateral agents, and JP Morgan Chase Bank, N.A., as syndication agent (filed as an Exhibit to the Company's Form 8-K dated June 9, 2011, and incorporated by reference herein).

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