Form 10-Q
period 2011-09-25
NEW YORK TIMES CO
filed 2011-11-03
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of October 28, 2011 (exclusive of treasury shares):

Class A Common Stock	146,626,388	shares
Class B Common Stock	818,885	shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(13 weeks)		(39 weeks)
Revenues
Advertising	$261,779	$286,980	$862,954	$914,518
Circulation	236,964	229,148	699,898	700,819
Other	38,492	38,205	117,589	116,450
Total revenues	537,235	554,333	1,680,441	1,731,787
Operating costs
Production costs:
Raw materials	37,890	39,571	118,040	114,962
Wages and benefits	121,109	123,766	373,127	376,204
Other	73,904	74,047	222,211	223,869
Total production costs	232,903	237,384	713,378	715,035
Selling, general and administrative costs	241,885	255,440	763,878	781,044
Depreciation and amortization	29,402	30,100	87,597	90,816
Total operating costs	504,190	522,924	1,564,853	1,586,895
Impairment of assets	—	16,148	161,318	16,148
Pension withdrawal expense	—	6,268	4,228	6,268
Operating profit/(loss)	33,045	8,993	(49,958)	122,476
Gain on sale of investments	65,273	—	71,171	9,128
(Loss)/income from joint ventures	(1,068)	5,482	(4,026)	22,271
Premium on debt redemption	46,381	—	46,381	—
Interest expense, net	20,039	20,627	69,782	61,825
Income/(loss) from continuing operations before income taxes	30,830	(6,152)	(98,976)	92,050
Income tax expense/(benefit)	15,362	(2,018)	153	50,444
Income/(loss) from continuing operations	15,468	(4,134)	(99,129)	41,606
(Loss)/income from discontinued operations, net of income taxes	—	(224)	—	13
Net income/(loss)	15,468	(4,358)	(99,129)	41,619
Net loss/(income) attributable to the noncontrolling interest	217	97	515	(1,054)
Net income/(loss) attributable to The New York Times Company common stockholders	$15,685	$(4,261)	$(98,614)	$40,565
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$15,685	$(4,037)	$(98,614)	$40,552
(Loss)/income from discontinued operations, net of income taxes	—	(224)	—	13
Net income/(loss)	$15,685	$(4,261)	$(98,614)	$40,565
Average number of common shares outstanding:
Basic	147,355	145,803	147,103	145,533
Diluted	151,293	145,803	147,103	153,092
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.11	$(0.03)	$(0.67)	$0.28
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—
Net income/(loss)	$0.11	$(0.03)	$(0.67)	$0.28
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.10	$(0.03)	$(0.67)	$0.26
Loss/(income) from discontinued operations, net of income taxes	—	—	—	—
Net income/(loss)	$0.10	$(0.03)	$(0.67)	$0.26
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
	September 25, 2011	December 26, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$93,685	$369,668
Short-term investments	169,764	29,974
Restricted cash	28,628	—
Accounts receivable (net of allowances of $23,800 in 2011 and $30,209 in 2010)	250,921	302,245
Inventories:
Newsprint and magazine paper	14,956	12,596
Other inventory	4,060	3,536
Total inventories	19,016	16,132
Deferred income taxes	68,875	68,875
Other current assets	49,186	70,338
Total current assets	680,075	857,232
Other assets
Investments in joint ventures	85,206	134,641
Property, plant and equipment (less accumulated depreciation and amortization of $1,117,481 in 2011 and $1,048,956 in 2010)	1,099,734	1,156,786
Intangible assets acquired:
Goodwill (less accumulated impairment losses of $957,311 in 2011 and $805,218 in 2010)	491,944	644,464
Other intangible assets acquired (less accumulated amortization of $69,755 in 2011 and $69,383 in 2010)	22,239	35,415
Total intangible assets acquired	514,183	679,879
Deferred income taxes	273,946	255,701
Miscellaneous assets	181,817	201,502
Total assets	$2,834,961	$3,285,741

See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	September 25, 2011	December 26, 2010
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$102,298	$113,968
Accrued payroll and other related liabilities	104,494	143,850
Unexpired subscriptions	75,046	72,896
Accrued expenses and other	158,484	173,663
Total current liabilities	440,322	504,377
Other liabilities
Long-term debt and capital lease obligations	771,991	996,405
Pension benefits obligation	707,710	772,785
Postretirement benefits obligation	127,812	130,623
Other	194,444	217,475
Total other liabilities	1,801,957	2,117,288
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2011 – 149,967,099; 2010 – 149,302,487 (including treasury shares: 2011 – 3,340,711; 2010 – 3,970,238)	14,997	14,930
Class B – convertible – authorized and issued shares: 2011 – 818,885; 2010 – 819,125 (including treasury shares: 2011 – 0; 2010 – 0)	82	82
Additional paid-in capital	42,029	40,155
Retained earnings	1,027,680	1,126,294
Common stock held in treasury, at cost	(119,534)	(134,463)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	13,118	11,298
Unrealized derivative loss on cash-flow hedge of equity method investment	(680)	(1,143)
Funded status of benefit plans	(388,644)	(397,226)
Total accumulated other comprehensive loss, net of income taxes	(376,206)	(387,071)
Total New York Times Company stockholders’ equity	589,048	659,927
Noncontrolling interest	3,634	4,149
Total stockholders’ equity	592,682	664,076
Total liabilities and stockholders’ equity	$2,834,961	$3,285,741
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 25, 2011	September 26, 2010
	(39 weeks)
Cash flows from operating activities
Net (loss)/income	$(99,129)	$41,619
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Impairment of assets	161,318	16,148
Pension withdrawal expense	4,228	6,268
Gain on sale of investments	(71,171)	(9,128)
Premium on debt redemption	46,381	—
Depreciation and amortization	87,597	90,816
Stock-based compensation expense	5,790	5,835
Undistributed loss/(income) of equity method investments–net of dividends	4,026	(15,946)
Long-term retirement benefit obligations	(59,430)	(97,854)
Other–net	10,341	7,244
Changes in operating assets and liabilities–net of dispositions:
Account receivables–net	51,324	71,388
Inventories	(2,884)	(5,487)
Other current assets	1,754	776
Accounts payable and other liabilities	(86,421)	(16,196)
Unexpired subscriptions	2,150	(2,854)
Net cash provided by operating activities	55,874	92,629
Cash flows from investing activities
Purchases of short-term investments	(259,724)	—
Maturities of short-term investments	119,934	—
Proceeds from sale of investments	115,258	13,605
Capital expenditures	(35,457)	(20,305)
Change in restricted cash	(28,628)	—
Proceeds from the sale of assets	6,667	2,265
Proceeds from loan repayments	—	4,500
Net cash (used in)/provided by investing activities	(81,950)	65
Cash flows from financing activities
Long-term obligations:
Repayments	(250,442)	(446)
Capital shares:
Issuances	218	721
Net cash (used in)/provided by financing activities	(250,224)	275
(Decrease)/increase in cash and cash equivalents	(276,300)	92,969
Effect of exchange rate changes on cash and cash equivalents	317	(848)
Cash and cash equivalents at the beginning of the year	369,668	36,520
Cash and cash equivalents at the end of the quarter	$93,685	$128,641
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company's (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 25, 2011, and December 26, 2010, and the results of operations and cash flows of the Company for the periods ended September 25, 2011, and September 26, 2010. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 26, 2010. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third-quarter periods and 39 weeks for the nine-month periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 25, 2011, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 26, 2010, have not changed materially.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the disclosure of information in financial statements for multiemployer pension plans to enhance the disclosures by providing more information about the plans in which an employer participates, its level of participation in those plans and the financial health of those plans. The provisions of this new guidance are effective for fiscal years ending after December 15, 2011, with the disclosures being required for all years presented in the initial year of adoption. The adoption of this guidance will expand our disclosures for significant multiemployer pension plans in which we are participants.

In September 2011, the FASB amended its guidance on goodwill impairment testing to reduce the cost and complexity of testing goodwill for impairment by providing the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The result of this assessment will determine whether it is necessary to perform the two-step test. The provisions of this new guidance are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We anticipate adopting the new guidance early when we conduct our annual goodwill impairment test in the fourth quarter of 2011. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 3. SHORT-TERM INVESTMENTS

We have short-term investments, with original maturities of longer than 3 months, in U.S. Treasury securities and commercial paper as of September 25, 2011, and in U.S. Treasury securities as of December 26, 2010. Since we have the intention and ability to hold these investments to maturity, they are classified as held-to-maturity and are reported at amortized cost. The changes in the value of these securities are not reported in our Condensed Consolidated Financial Statements.

The carrying value of the short-term investments (which approximated the fair value) was approximately $165 million in U.S. Treasury securities and approximately $5 million in commercial paper as of September 25, 2011 and approximately $30 million in U.S. Treasury securities as of December 26, 2010. The short-term investments have remaining maturities of about 1 month to 4 months as of September 25, 2011.

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

In determining the fair value of the Regional Media Group, we made significant judgments and estimates regarding the expected severity and duration of the uneven economic environment and the secular changes affecting the newspaper industry in the Regional Media Group markets. The effect of these assumptions on projected long-term revenues, along with the continued benefits from reductions to the group’s cost structure, played a significant role in calculating the fair value of the Regional Media Group.

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

The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 26, 2010:
Goodwill	$1,079,704	$369,978	$1,449,682
Accumulated impairment losses	(805,218)	—	(805,218)
Balance as of December 26, 2010	274,486	369,978	644,464
Goodwill disposed during year	—	(2,702)	(2,702)
Goodwill impaired during year	(152,093)	—	(152,093)
Foreign currency translation	2,275	—	2,275
Balance as of September 25, 2011:
Goodwill	1,081,979	367,276	1,449,255
Accumulated impairment losses	(957,311)	—	(957,311)
Balance as of September 25, 2011	$124,668	$367,276	$491,944

Other intangible assets acquired were as follows:

	September 25, 2011				December 26, 2010
(In thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (Years)
Amortized other intangible assets:
Content	$21,384	$(17,483)	$3,901	2	$25,712	$(16,510)	$9,202	7
Customer lists	24,508	(21,448)	3,060	2	28,316	(21,281)	7,035	6
Other	33,123	(30,824)	2,299	4	36,390	(31,592)	4,798	3
Total	$79,015	$(69,755)	9,260		$90,418	$(69,383)	21,035
Unamortized other intangible assets:
Trade names			12,979				14,380
Total other intangible assets acquired			$22,239				$35,415

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Amortization expense related to other intangible assets acquired that are subject to amortization was $5.6 million in the first nine months of 2011 and is expected to be $1.5 million for the remainder of fiscal year 2011.

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)	Amount
2012	$4,800
2013	1,600
2014	600
2015	350
2016	270

NOTE 6. INVESTMENTS IN JOINT VENTURES

As of September 25, 2011, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC	49%
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
quadrantONE LLC	25%
Fenway Sports Group	7.3%

See Note 8 for information regarding the sale of a portion of our ownership interest in Fenway Sports Group.

The following table presents summarized unaudited condensed combined income statements for our unconsolidated joint ventures.

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues	$389,814	$294,152	$963,626	$724,475
Costs and expenses	399,531	245,393	963,167	622,957
Operating (loss)/profit	(9,717)	48,759	459	101,518
Other income/(loss)	1,227	2,938	(8,094)	28,969
Pre-tax (loss)/income	(8,490)	51,697	(7,635)	130,487
Income tax expense/(benefit)	1,028	366	154	(642)
Net (loss)/income	(9,518)	51,331	(7,789)	131,129
Net income attributable to noncontrolling interest	6,279	6,973	16,974	18,512
Net (loss)/income less noncontrolling interest	$(15,797)	$44,358	$(24,763)	$112,617

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 7. DEBT OBLIGATIONS

As of September 25, 2011, our current indebtedness included senior notes and a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	September 25, 2011	December 26, 2010
Senior notes due 2015, called in 2011	14.053%	$—	$227,680
Senior notes due 2012	4.610%	74,867	74,771
Senior notes due 2015	5.0%	249,883	249,860
Senior notes due 2016	6.625%	220,612	220,102
Option to repurchase ownership interest in headquarters building in 2019		219,952	217,306
Total debt		765,314	989,719
Capital lease obligations		6,707	6,724
Total debt and capital lease obligations		$772,021	$996,443

Prepayment of 14.053% Notes

On August 15, 2011, we prepaid in full all $250.0 million outstanding aggregate principal amount of the 14.053% senior unsecured notes due January 15, 2015 (the “14.053% Notes”). The prepayment totaled approximately $280 million, comprising (1) the $250.0 million aggregate principal amount of the 14.053% Notes, (2) approximately $3 million representing all interest that was accrued and unpaid on the 14.053% Notes to August 15, 2011, and (3) a make-whole premium amount of approximately $27 million due in connection with the prepayment. We funded the prepayment from available cash. As a result of this prepayment, we recorded a $46.4 million pre-tax charge in the third quarter of 2011.

Long-Term Debt

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $863 million as of September 25, 2011 and $1.1 billion as of December 26, 2010.

New Revolving Credit Facility

In June 2011, we entered into a new $125.0 million asset-backed 5-year revolving credit facility. This new credit facility replaced our $400.0 million revolving credit facility, which was to expire on June 21, 2011. As of September 25, 2011, there were $0 outstanding borrowings under the new credit facility.

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

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Cash interest expense	$18,712	$18,910	$64,880	$56,922
Non-cash amortization of discount on debt	1,445	2,113	5,632	6,054
Capitalized interest	(11)	(80)	(343)	(100)
Interest income	(107)	(316)	(387)	(1,051)
Total interest expense, net	$20,039	$20,627	$69,782	$61,825

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 8. OTHER

Gain on Sale of Investments

On July 1, 2011, we sold 390 of our remaining 700 units in Fenway Sports Group for $117.0 million. In the third quarter of 2011, we recorded a pre-tax gain of $65.3 million from the sale. Following the sale, we own 310 units, or 7.3% of Fenway Sports Group. We continue to market our remaining interest in Fenway Sports Group, in whole or in parts.

In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a job listing aggregator, resulting in a gain of $5.9 million. We still retain a substantial portion of our initial interest in Indeed.com.

Severance Costs

We recognized severance costs of $3.0 million in the third quarter of 2011 and $5.7 million in the first nine months of 2011. These costs were primarily recognized at the News Media Group related to various initiatives and are primarily recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations. As of September 25, 2011, we had a severance liability of approximately $8 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheet.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension

We sponsor several pension plans, the majority of which have been frozen; participate in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan; and make contributions to several multiemployer plans in connection with collective bargaining agreements. These plans cover the majority of our employees.

In the second quarter of 2011, certain employees of The Boston Globe (the “Globe”) represented by a union ratified amendments to their collective bargaining agreement resulting in a partial withdrawal from a multiemployer pension plan. We recorded an estimated $4.2 million charge for our withdrawal obligation under this multiemployer pension plan.

Our Company-sponsored defined benefit pension plans include qualified plans (funded) as well as non-qualified plans (unfunded). These plans provide participating employees with retirement benefits in accordance with benefit formulas detailed in each plan. Our non-qualified plans provide enhanced retirement benefits to select members of management.

The components of net periodic pension cost of all Company-sponsored plans and The New York Times Newspaper Guild pension plan were as follows:

	For the Quarters Ended
	September 25, 2011			September 26, 2010
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$3,019	$377	$3,396	$2,937	$15	$2,952
Interest cost	24,998	3,286	28,284	24,996	3,362	28,358
Expected return on plan assets	(27,953)	—	(27,953)	(28,420)	—	(28,420)
Amortization of prior service cost	201	—	201	201	—	201
Recognized actuarial loss	6,445	804	7,249	4,084	565	4,649
Net periodic pension cost	$6,710	$4,467	$11,177	$3,798	$3,942	$7,740

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	For the Nine Months Ended
	September 25, 2011			September 26, 2010
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$9,057	$1,131	$10,188	$9,106	$45	$9,151
Interest cost	74,994	9,858	84,852	76,895	10,087	86,982
Expected return on plan assets	(83,859)	—	(83,859)	(85,205)	—	(85,205)
Amortization of prior service cost	603	—	603	603	—	603
Recognized actuarial loss	19,335	2,412	21,747	12,412	3,537	15,949
Net periodic pension cost	$20,130	$13,401	$33,531	$13,811	$13,669	$27,480

In the first nine months of 2011, we made contributions totaling approximately $70 million to certain qualified pension plans. The majority of these contributions were discretionary. Based on our contractual obligations, we expect to make 2011 contributions of approximately $32 million (of which approximately $26 million was made in the first nine months of 2011) to The New York Times Newspaper Guild pension plan. Except for contractual contributions to The New York Times Newspaper Guild pension plan, we have addressed our minimum funding requirements for 2011 and a significant portion for 2012 through discretionary contributions. However, we may make additional discretionary contributions in 2011 to our Company-sponsored qualified pension plans based on cash flows, pension asset performance, interest rates and other factors.

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

In October 2011, we amended our retiree medical plan. See Note 16 for additional information.

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Service cost	$290	$269	$870	$807
Interest cost	1,825	2,335	5,475	7,005
Amortization of prior service credit	(3,901)	(3,900)	(11,703)	(11,700)
Recognized actuarial loss	481	782	1,443	2,346
Net periodic postretirement benefit income	$(1,305)	$(514)	$(3,915)	$(1,542)

NOTE 10. INCOME TAXES

We had an effective tax rate of 49.8% in the third quarter of 2011. The effective tax rate was impacted by certain non-deductible items resulting in a higher than customary effective tax rate. Our effective tax rate for the first nine months of 2011 is not meaningful because a portion of the non-cash charge in the second quarter of 2011 for the impairment of the Regional Media Group's goodwill was non-deductible.

We had an effective tax rate of 32.8% in the third quarter of 2010. The effective tax rate was impacted by lower state tax rates applied to the impairment charge associated with the Globe's Billerica, Mass., printing facility, and pension withdrawal expense in the third quarter of 2010. The effective tax rate for the first nine months of 2010 was 54.8%, primarily because of a $10.9 million tax charge for the reduction in future tax benefits for certain retiree health benefits resulting from the federal health care reform legislation enacted in March 2010.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 11. DISCONTINUED OPERATIONS

The results of operations for WQXR-FM, a New York City classical radio station, which was sold in October 2009, are presented as discontinued operations. We received proceeds related to the sale of approximately $45 million and recorded a pre-tax gain of approximately $35 million (approximately $19 million after tax) in the fourth quarter of 2009. We had a net loss from discontinued operations of $0.2 million in the third quarter of 2010 and net income from discontinued operations of $13,000 in the first nine months of 2010 as a result of post-closing adjustments to the gain.

NOTE 12. EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands, except per share data)	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$15,685	$(4,037)	$(98,614)	$40,552
(Loss)/income from discontinued operations, net of income taxes	—	(224)	—	13
Net income/(loss)	$15,685	$(4,261)	$(98,614)	$40,565
Average number of common shares outstanding–Basic	147,355	145,803	147,103	145,533
Incremental shares for assumed exercise of securities	3,938	—	—	7,559
Average number of common shares outstanding–Diluted	151,293	145,803	147,103	153,092
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.11	$(0.03)	$(0.67)	$0.28
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—
Net income/(loss)–Basic	$0.11	$(0.03)	$(0.67)	$0.28
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.10	$(0.03)	$(0.67)	$0.26
Loss/(income) from discontinued operations, net of income taxes	—	—	—	—
Net income/(loss)–Diluted	$0.10	$(0.03)	$(0.67)	$0.26

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options and warrants could have the most significant impact on diluted shares.

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Common Stock, because their inclusion would have an anti-dilutive effect on per share amounts.

The number of stock options that were excluded from the computation of diluted earnings per share because they were anti-dilutive were approximately 20 million and 22 million in the third quarter and for the first nine months of 2011 and approximately 26 million and 25 million in the third quarter and for the first nine months of 2010.

A total of 15.9 million warrants were excluded from the computation of diluted earnings per share for the first nine months of 2011 and third quarter of 2010 because they were anti-dilutive.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 13. SUPPLEMENTAL STOCKHOLDERS' EQUITY INFORMATION

Stockholders' equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance as of December 26, 2010	$659,927	$4,149	$664,076
Net loss	(98,614)	(515)	(99,129)
Other comprehensive income	10,865	—	10,865
Issuance of shares	8,055	—	8,055
Stock-based compensation	8,815	—	8,815
Balance as of September 25, 2011	$589,048	$3,634	$592,682

(In thousands)	Total New York Times Company Stockholders' Equity	Noncontrolling Interest	Total Stockholders' Equity
Balance as of December 27, 2009	$604,042	$3,201	$607,243
Net income	40,565	1,054	41,619
Other comprehensive loss	(1,608)	—	(1,608)
Issuance of shares	9,106	—	9,106
Stock-based compensation	5,835	—	5,835
Balance as of September 26, 2010	$657,940	$4,255	$662,195

Comprehensive income/(loss) was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Net income/(loss)	$15,468	$(4,358)	$(99,129)	$41,619
Other comprehensive income/(loss):
Foreign currency translation adjustments	(5,186)	8,161	3,258	(5,966)
Unrealized derivative gain on cash-flow hedge of equity method investment	726	—	803	—
Adjustments to pension benefits obligation	—	—	—	(4,087)
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	5,999	1,730	14,642	7,198
Income tax (expense)/benefit	(857)	(3,988)	(7,838)	1,247
Total other comprehensive income/(loss)	682	5,903	10,865	(1,608)
Comprehensive income/(loss)	16,150	1,545	(88,264)	40,011
Net loss/(income) attributable to the noncontrolling interest	217	97	515	(1,054)
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$16,367	$1,642	$(87,749)	$38,957

The “Accumulated other comprehensive loss, net of income taxes” in our Condensed Consolidated Balance Sheets was net of a deferred income tax benefit of approximately $275 million as of September 25, 2011 and $280 million as of December 26, 2010.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 14. SEGMENT INFORMATION

Our reportable segments consist of the News Media Group and the About Group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of our reportable segments:

News Media Group

The News Media Group consists of The New York Times Media Group, which includes The New York Times, the International Herald Tribune, NYTimes.com, and related businesses; the New England Media Group, which includes the Globe, BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette, Telegram.com, and related businesses; and the Regional Media Group, which includes 14 daily newspapers in Alabama, California, Florida, Louisiana, North Carolina and South Carolina, their Web sites, other print publications and related businesses.

About Group

The About Group consists of About.com, ConsumerSearch.com, CalorieCount.com and related businesses. In February 2011, we sold UCompareHealthCare.com.

 Our Statements of Operations by segment and Corporate were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Revenues
News Media Group	$511,511	$521,868	$1,595,731	$1,630,935
About Group	25,724	32,465	84,710	100,852
Total	$537,235	$554,333	$1,680,441	$1,731,787
Operating profit/(loss)
News Media Group(1)	$30,020	$6,046	$(55,940)	$108,914
About Group	9,544	13,876	35,406	45,782
Corporate	(6,519)	(10,929)	(29,424)	(32,220)
Total	$33,045	$8,993	$(49,958)	$122,476
Gain on sale of investments	65,273	—	71,171	9,128
(Loss)/income from joint ventures	(1,068)	5,482	(4,026)	22,271
Premium on debt redemption	46,381	—	46,381	—
Interest expense, net	20,039	20,627	69,782	61,825
Income/(loss) from continuing operations before income taxes	30,830	(6,152)	(98,976)	92,050
Income tax expense/(benefit)	15,362	(2,018)	153	50,444
Income/(loss) from continuing operations	15,468	(4,134)	(99,129)	41,606
(Loss)/income from discontinued operations, net of income taxes	—	(224)	—	13
Net income/(loss)	15,468	(4,358)	(99,129)	41,619
Net loss/(income) attributable to the noncontrolling interest	217	97	515	(1,054)
Net income/(loss) attributable to The New York Times Company common stockholders	$15,685	$(4,261)	$(98,614)	$40,565

(1)
In the second quarter of 2011, we recorded a $161.3 million impairment charge, primarily related to goodwill at the Regional Media Group, and a $4.2 million charge for a pension withdrawal obligation under a multiemployer pension plan at the Globe. In the third quarter of 2010, we recorded a $16.1 million impairment charge associated with the Globe's Billerica, Mass., printing facility and a $6.3 million charge for a pension withdrawal obligation under a multiemployer pension plan at the Globe. The Regional Media Group and the Globe are a part of the News Media Group reportable segment.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 15. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $28.6 million of restricted cash as of September 25, 2011 subject to certain collateral requirements primarily for obligations under our workers' compensation programs. These collateral requirements were previously supported by letters of credit under our revolving credit facility that was replaced in June 2011.

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

NOTE 16. SUBSEQUENT EVENTS

Amended Retiree Benefit Plan

In October 2011, we amended our retiree medical plan by, among other things, placing a cap (effective January 1, 2012) on our contributions for certain retiree groups. In connection with this plan amendment, we remeasured our postretirement obligation as of the plan amendment date. The plan amendment and remeasurement resulted in a decrease in the postretirement liability and an increase in other comprehensive income (before taxes) of approximately $20 million in October 2011.

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

News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), the International Herald Tribune, NYTimes.com, and related businesses; the New England Media Group, which includes The Boston Globe (the “Globe”), BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette, Telegram.com, and related businesses; and the Regional Media Group, which includes 14 daily newspapers, other print publications and related businesses). The News Media Group generates revenues principally from print and digital advertising and through print and digital circulation. Other revenues primarily consist of revenues from news services/syndication, commercial printing, rental income, digital archives and direct mail advertising services. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.

About Group (consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses). The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first nine months of 2011) are derived from the sale of cost-per-click and display advertising. Cost-per-click advertising accounted for 56% of the About Group’s total advertising revenues in the first nine months of 2011. The About Group’s main operating costs are employee-related costs and content and hosting costs.

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

▪
a 7.3% interest in Fenway Sports Group, which owns the Boston Red Sox baseball club; Liverpool Football Club (a soccer team in the English Premier League); approximately 80% of New England Sports Network (a regional cable sports network that televises the Red Sox and Boston Bruins hockey games); and 50% of Roush Fenway Racing (a leading NASCAR team).

During the third quarter and first nine months of 2011, we experienced a decline in total revenues of 3.1% and 3.0%, respectively, reflecting the continuing uncertainty in economic conditions and ongoing transformation of our industry, while operating costs decreased 3.6% and 1.4%, respectively, compared with the same prior-year periods.

The advertising marketplace remained challenging in the third quarter as advertisers exercised more caution than in the first half of 2011 in response to uneven economic conditions and lingering uncertainty about the economic outlook. Compared with the prior-year period, total advertising revenues decreased 8.8% in the third quarter of 2011 as print advertising revenues declined 10.4% and digital advertising revenues declined 4.5%. The decline in digital advertising revenues was driven by continued challenges at the About Group, offset in part by an increase in the News Media Group's digital advertising revenues, the growth of which moderated in the third quarter of 2011 compared with recent quarters. For the first nine months of 2011, total advertising revenues decreased 5.6% as an 8.0% decline in print advertising revenues was partially offset by 0.9% growth in digital advertising revenues, compared with the same prior-year period. Visibility remains limited for advertising. In October, we saw total advertising revenue trends improve modestly relative to those of the third quarter of 2011 due to a slight moderation in declines in print advertising revenues. October total digital advertising revenue trends were similar to those of the third quarter of 2011.

About Group advertising revenues decreased in the third quarter and first nine months of 2011 compared with the same prior-year periods mainly as a result of declines in both cost-per-click and display advertising. Cost-per-click advertising revenues decreased primarily due to lower click-through rates and the negative effect on page views mainly due to increased competition in the content space and the algorithm changes Google implemented during the first quarter of 2011. The About Group is implementing a plan to grow content and traffic, improve its advertising effectiveness, and aggressively respond to the increased competition in both the display and search engine advertising markets.

Circulation revenues increased 3.4% in the third quarter and remained flat in the first nine months of 2011 compared with the same prior-year periods. The introduction of The Times digital subscriptions in the second quarter of 2011 helped to offset the decline in print copies sold across the News Media Group in the third quarter of 2011. We expect total circulation revenues to increase in the low- to mid-single digits in the fourth quarter of 2011 primarily due to the positive effect of launching The Times digital subscriptions.

Paid digital subscribers to The Times digital subscription packages, e-readers and replica editions totaled approximately 324,000 as of the end of the third quarter of 2011. In addition to these paid digital subscribers, as of the end of the third quarter of 2011, The Times had more than 100,000 highly engaged users, with free access to NYTimes.com and smartphone apps until the end of 2011, sponsored by a luxury automobile brand, and approximately 800,000 home-delivery subscribers with linked digital accounts, who receive free digital access. In total, The Times had paid and sponsored relationships with over 1.2 million digital users as of the end of the third quarter of 2011.

Operating costs decreased 3.6% in the third quarter and 1.4% in the first nine months of 2011 compared with the same periods in 2010 primarily as lower compensation costs and professional fees were partially offset by higher promotion costs, as well as by newsprint and various other expenses in the first nine months of 2011. We remain focused on identifying further efficiencies across our operations, which through 2012 may include increased manufacturing efficiencies, further leveraging of centralized resources and lower ongoing outside printing expenses, while continuing to invest in our digital businesses. We expect operating costs to decline in the low- to mid-single digits in the fourth quarter of 2011. Newsprint prices have remained stable since July 2010 and in the fourth quarter of 2011, are expected to be relatively flat versus the same period in 2010.

We have continued to manage our liquidity position and finished the quarter with cash, cash equivalents and short-term investments of approximately $263 million, even after the prepayment of our $250.0 million 14.053% senior unsecured notes due January 15, 2015 (“14.053% Notes”) and making pension contributions of about $70 million to certain qualified pension plans in the first nine months of 2011. As of September 25, 2011, our total debt and capital lease obligations were approximately $772 million and our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, which we believe provides a useful measure of our liquidity and overall debt position, were approximately $509 million. Over the past two years, we have taken decisive steps to strengthen our liquidity position and improve our debt profile. These efforts have allowed us to prepay on August 15, 2011, all of our $250.0 million 14.053% Notes, more than three years before these notes were scheduled to mature. In addition, in June 2011, we entered into a new $125.0 million asset-backed five-year revolving credit facility that replaced our $400.0 million revolving credit facility. As of September 25, 2011, we had no outstanding borrowings under the new credit facility. See the “Recent Developments” section for additional information on the prepayment of our 14.053% Notes and the new revolving credit facility.

We expect the following on a pre-tax basis in 2011:

▪	Depreciation and amortization: $120 million,

▪	Interest expense, net: $85 million, and

▪	Capital expenditures: $50 million, which includes investments in digital systems across our Company.

We expect results from joint ventures to be breakeven in the fourth quarter of 2011. Results for joint ventures in 2011 are negatively impacted by Fenway Sports Group's acquisition of Liverpool Football Club, mainly due to amortization expense associated with the purchase. See also the “Recent Developments” section for additional information on the partial sale of our ownership interest in Fenway Sports Group during the third quarter of 2011.

RECENT DEVELOPMENTS

Amended Retiree Benefit Plan

In October 2011, we amended our retiree medical plan by, among other things, placing a cap (effective January 1, 2012) on our contributions for certain retiree groups. In connection with this plan amendment, we remeasured our postretirement obligation as of the plan amendment date. The plan amendment and remeasurement resulted in a decrease in the postretirement liability and an increase in other comprehensive income (before taxes) of approximately $20 million in October 2011.

Prepayment of 14.053% Notes

On August 15, 2011, we prepaid in full all $250.0 million outstanding principal amount of the 14.053% Notes. The prepayment totaled approximately $280 million, which included (1) the $250.0 million aggregate principal amount of the 14.053% Notes, (2) approximately $3 million representing all interest accrued and unpaid on the 14.053% Notes to August 15, 2011, and (3) a make-whole premium amount of approximately $27 million due in connection with the prepayment. We funded the prepayment from available cash. As a result of this prepayment, we recorded a $46.4 million pre-tax charge in the third quarter of 2011 and expect to save in excess of $39 million annually in interest expense through January 15, 2015.

Gain on Sale of Investments

On July 1, 2011, we sold 390 of our remaining 700 units in Fenway Sports Group for $117.0 million. We recorded a pre-tax gain of $65.3 million in the third quarter of 2011. This transaction is in addition to the sale of 50 units of our original 750 units in Fenway Sports Group that resulted in a pre-tax gain of $9.1 million in the second quarter of 2010. Following these transactions, we own 310 units, or 7.3% of Fenway Sports Group. We continue to market our remaining interest in Fenway Sports Group, in whole or in parts.

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

Pension Withdrawal Expense

In the second quarter of 2011, certain employees of the Globe represented by a union, ratified amendments to their collective bargaining agreement resulting in a partial withdrawal from a multiemployer pension plan. We recorded an estimated $4.2 million charge for our withdrawal obligation under this multiemployer pension plan.

New Revolving Credit Facility

In June 2011, we entered into a new $125.0 million asset-backed five-year revolving credit facility. This new credit facility replaced our $400.0 million revolving credit facility, which was to expire on June 21, 2011. Borrowings under the new credit facility will be secured by a lien on certain advertising receivables. In addition, borrowings bear interest at specified margins based on our utilization and at rates that vary between the LIBOR and prime rates (as defined by the credit agreement) depending on the term to maturities we specify. See “Liquidity and Capital Resources – Third-Party Financing” for additional information.

Pension Contributions

In the first nine months of 2011, we made contributions of approximately $70 million to certain qualified pension plans. The majority of these contributions were discretionary. Based on our contractual obligations, we expect to make 2011 contributions of approximately $32 million (of which approximately $26 million was made in the first nine months of 2011) to The New York Times Newspaper Guild pension plan.

The recent declines in interest rates as well as softness in the equity market have had a negative effect on the funded status of many defined benefit pension plans, including our Company-sponsored and joint Company and Guild-sponsored plans. Except for contractual contributions to The New York Times Newspaper Guild pension plan, we have addressed our minimum funding requirements for 2011 and a significant portion for 2012 through discretionary contributions. However, we may make additional discretionary contributions in 2011 to our Company-sponsored qualified pension plans based on cash flows, pension asset performance, interest rates and other factors.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	% Change	September 25, 2011	September 26, 2010	% Change
Revenues
Advertising	$261,779	$286,980	(8.8)	$862,954	$914,518	(5.6)
Circulation	236,964	229,148	3.4	699,898	700,819	(0.1)
Other	38,492	38,205	0.8	117,589	116,450	1.0
Total revenues	537,235	554,333	(3.1)	1,680,441	1,731,787	(3.0)
Operating costs
Production costs:
Raw materials	37,890	39,571	(4.2)	118,040	114,962	2.7
Wages and benefits	121,109	123,766	(2.1)	373,127	376,204	(0.8)
Other	73,904	74,047	(0.2)	222,211	223,869	(0.7)
Total production costs	232,903	237,384	(1.9)	713,378	715,035	(0.2)
Selling, general and administrative costs	241,885	255,440	(5.3)	763,878	781,044	(2.2)
Depreciation and amortization	29,402	30,100	(2.3)	87,597	90,816	(3.5)
Total operating costs	504,190	522,924	(3.6)	1,564,853	1,586,895	(1.4)
Impairment of assets	—	16,148	N/A	161,318	16,148	*
Pension withdrawal expense	—	6,268	N/A	4,228	6,268	(32.5)
Operating profit/(loss)	33,045	8,993	*	(49,958)	122,476	*
Gain on sale of investments	65,273	—	N/A	71,171	9,128	*
(Loss)/income from joint ventures	(1,068)	5,482	*	(4,026)	22,271	*
Premium on debt redemption	46,381	—	N/A	46,381	—	N/A
Interest expense, net	20,039	20,627	(2.9)	69,782	61,825	12.9
Income/(loss) from continuing operations before income taxes	30,830	(6,152)	*	(98,976)	92,050	*
Income tax expense/(benefit)	15,362	(2,018)	*	153	50,444	(99.7)
Income/(loss) from continuing operations	15,468	(4,134)	*	(99,129)	41,606	*
(Loss)/income from discontinued operations, net of income taxes	—	(224)	N/A	—	13	N/A
Net income/(loss)	15,468	(4,358)	*	(99,129)	41,619	*
Net loss/(income) attributable to the noncontrolling interest	217	97	*	515	(1,054)	*
Net income/(loss) attributable to The New York Times Company common stockholders	$15,685	$(4,261)	*	$(98,614)	$40,565	*
* Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	% Change	September 25, 2011	September 26, 2010	% Change
News Media Group	$511,511	$521,868	(2.0)	$1,595,731	$1,630,935	(2.2)
About Group	25,724	32,465	(20.8)	84,710	100,852	(16.0)
Total revenues	$537,235	$554,333	(3.1)	$1,680,441	$1,731,787	(3.0)

News Media Group

Advertising, circulation and other revenues by operating segment of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	% Change	September 25, 2011	September 26, 2010	% Change
The New York Times Media Group
Advertising	$156,092	$166,076	(6.0)	$521,488	$536,423	(2.8)
Circulation	178,241	167,838	6.2	522,131	514,075	1.6
Other	22,524	21,012	7.2	68,003	65,575	3.7
Total	$356,857	$354,926	0.5	$1,111,622	$1,116,073	(0.4)
New England Media Group
Advertising	$44,416	$49,177	(9.7)	$144,004	$152,746	(5.7)
Circulation	40,360	42,659	(5.4)	118,786	126,095	(5.8)
Other	9,936	10,983	(9.5)	30,823	31,841	(3.2)
Total	$94,712	$102,819	(7.9)	$293,613	$310,682	(5.5)
Regional Media Group
Advertising	$36,833	$40,807	(9.7)	$116,973	$129,339	(9.6)
Circulation	18,363	18,651	(1.5)	58,981	60,649	(2.8)
Other	4,746	4,665	1.7	14,542	14,192	2.5
Total	$59,942	$64,123	(6.5)	$190,496	$204,180	(6.7)
Total News Media Group
Advertising	$237,341	$256,060	(7.3)	$782,465	$818,508	(4.4)
Circulation	236,964	229,148	3.4	699,898	700,819	(0.1)
Other	37,206	36,660	1.5	113,368	111,608	1.6
Total	$511,511	$521,868	(2.0)	$1,595,731	$1,630,935	(2.2)

Advertising Revenues

Advertising revenue is primarily determined by the volume, rate and mix of advertisements. Total News Media Group advertising revenues decreased in the third quarter and first nine months of 2011 compared with the same prior-year periods primarily due to lower print volume across all advertising categories, offset in part by higher digital advertising revenues. Print advertising revenues, which represented approximately 79% of total advertising revenues for the News Media Group, declined 10.4% in the third quarter of 2011, mainly due to lower national and classified advertising, and 8.0% in first nine months of 2011, mainly due to lower national and retail advertising, compared with the same prior-year periods. Digital advertising revenues grew 6.2% in the third quarter of 2011, primarily due to growth in retail and national display advertising, and 12.2% in the first nine months of 2011, primarily due to strong growth in national display advertising, compared with the same prior-year periods.

Advertising revenues (print and digital) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	% Change	September 25, 2011	September 26, 2010	% Change
National	$132,240	$141,156	(6.3)	$447,577	$456,263	(1.9)
Retail	55,385	58,832	(5.9)	174,221	189,025	(7.8)
Classified	40,713	46,127	(11.7)	132,979	145,268	(8.5)
Other	9,003	9,945	(9.5)	27,688	27,952	(0.9)
Total	$237,341	$256,060	(7.3)	$782,465	$818,508	(4.4)

Below is a percentage breakdown of advertising revenues in the first nine months of 2011 (print and digital) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenue	Total
The New York Times Media Group	76%	12%	3%	5%	1%	2%	11%	1%	100%
New England Media Group	31%	30%	5%	6%	10%	8%	29%	10%	100%
Regional Media Group	4%	59%	5%	7%	8%	10%	30%	7%	100%
Total News Media Group	57%	22%	3%	6%	4%	4%	17%	4%	100%

The New York Times Media Group

Total advertising revenues decreased in the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 as declines in print advertising revenues were partially offset by growth in digital advertising revenues. Print advertising revenues were affected by declines in the volume of spending in most advertising categories, reflecting the continued uneven economic environment, recent global events and secular forces. Growth in digital advertising revenues was driven by increased spending on digital platforms, primarily in the national advertising category.

Total national advertising revenues decreased in the third quarter and first nine months of 2011. The decrease in total national advertising revenues was led by declines in the travel, media and corporate categories offset in part by gains in the technology and luxury categories in the first nine months of 2011 compared with the same period in 2010. Total retail advertising revenues declined as advertisers reduced spending in the face of the uncertain economic climate in the third quarter and first nine months of 2011. The continued uneven economic environment and secular changes in our industry contributed to declines in total classified advertising revenues, primarily in the real estate and automotive categories, in the first nine months of 2011.

New England Media Group

Total advertising revenues declined in the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 due to declines in print advertising revenues, partially offset by growth in digital advertising revenues. The decline in print advertising revenues was driven by lower advertising in all categories, reflecting uncertain national and local economic conditions and secular forces in our industry. The increase in digital advertising revenues was due to higher spending in the national and automotive classified categories in the first nine months of 2011.

The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut the volume of spending mainly in the department stores and home furnishings categories in the third quarter and first nine months of 2011. The soft economic environment coupled with secular changes in our industry contributed to declines in total classified advertising revenues, primarily in the real estate category, in the third quarter and first nine months of 2011.

Regional Media Group

Total advertising revenues declined in the third quarter and first nine months of 2011 compared with the third quarter and first nine months of 2010 due to lower print advertising revenues, primarily in the retail and national categories, partially offset by higher digital advertising revenues. Digital advertising revenues increased mainly as a result of higher spending in the retail category.

Soft national and local economic conditions continued to contribute to declines in the retail sector, as advertisers reduced their volume of spending in the third quarter and first nine months of 2011. Total national advertising revenues declined mainly from the higher spending in 2010 related to the Gulf oil spill in the third quarter and first nine months of 2011.

Circulation Revenues

Circulation revenue is based on the number of copies of the printed newspaper (through home-delivery subscriptions and newsstands) and digital subscriptions sold and the rates charged to the respective customers. Total circulation revenues consist of revenues from our print and digital products, including The Times digital subscription packages on NYTimes.com and across other digital platforms beginning in the second quarter of 2011.

Circulation revenues in the third quarter of 2011 increased 3.4% compared with the third quarter of 2010 as the introduction of digital subscriptions at The Times offset a decline in print copies sold across the News Media Group. During the third quarter of 2011, the rate of home-delivery circulation volume declines moderated at The Times, as we observed an increase in new home-delivery orders and improved retention rates following the launch of The Times digital subscriptions as print subscribers receive all digital access for free.

Circulation revenues were flat in the first nine months of 2011 compared with the same period in 2010 as the decline in print copies sold across the News Media Group was offset by revenues mainly from the introduction of digital subscriptions at The Times.

Other Revenues

Other revenues increased in the third quarter and first nine months of 2011 compared with the same periods in 2010. Other revenues increased in the first nine months of 2011 primarily because of higher revenues from news services/syndication.

About Group

About Group revenues decreased in the third quarter and first nine months of 2011 compared with the same periods in 2010 mainly due to lower cost-per-click and display advertising. The declines in cost-per-click advertising revenues were primarily due to lower click-through rates, as well as the negative impact on page views mainly because of increased competition in the content space and the algorithm changes Google implemented during the first quarter of 2011. In addition, while we have cycled through design changes made in July 2010 in cost-per-click advertisements served by Google that had a negative effect on click-through rates, a recent algorithm change in review rankings affected our ConsumerSearch business in the third quarter of 2011.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	% Change	September 25, 2011	September 26, 2010	% Change
Production costs:
Raw materials	$37,890	$39,571	(4.2)	$118,040	$114,962	2.7
Wages and benefits	121,109	123,766	(2.1)	373,127	376,204	(0.8)
Other	73,904	74,047	(0.2)	222,211	223,869	(0.7)
Total production costs	232,903	237,384	(1.9)	713,378	715,035	(0.2)
Selling, general and administrative costs	241,885	255,440	(5.3)	763,878	781,044	(2.2)
Depreciation and amortization	29,402	30,100	(2.3)	87,597	90,816	(3.5)
Total operating costs	$504,190	$522,924	(3.6)	$1,564,853	$1,586,895	(1.4)

Production Costs

Production costs decreased in the third quarter of 2011 compared with the third quarter of 2010 mainly due to lower benefits costs (approximately $3 million), driven by various benefit categories, and raw materials expense (approximately $2 million), primarily newsprint. Newsprint expense decreased 3.3%, with 6.6% from lower consumption offset in part by 3.3% from higher pricing.

Production costs decreased in the first nine months of 2011 compared with the same period in 2010 mainly due to lower outside printing costs (approximately $3 million) and various other costs, offset by higher raw materials expense (approximately $3 million), primarily newsprint. Cost-saving initiatives primarily contributed to the declines in outside printing costs. Newsprint expense increased 4.9%, with 9.8% from higher pricing offset in part by 4.9% from lower consumption.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the third quarter of 2011 compared with the third quarter of 2010 primarily due to lower compensation costs (approximately $13 million) and professional fees (approximately $5 million), partially offset by higher severance (approximately $3 million) and various other costs. Compensation costs declined mainly as a result of lower variable compensation expense. The decline in professional fees mainly resulted from the costs incurred in the prior year associated with our digital initiatives as well as cost-saving initiatives. Severance costs were higher due to the timing of workforce reduction programs.

Selling, general and administrative costs decreased in the first nine months of 2011 compared with the same period in 2010 primarily due to lower compensation costs (approximately $25 million) and professional fees (approximately $7 million), partially offset by higher promotion (approximately $11 million) and severance costs (approximately $4 million). Compensation costs declined mainly as a result of lower variable compensation expense. The decline in professional fees mainly resulted from the costs incurred in the prior year associated with our digital initiatives as well as cost-saving initiatives. Promotion costs were higher mainly because of the launch of digital subscription packages at The Times and the timing of print circulation marketing at The Times in the first quarter of 2011. Severance costs were higher due to the timing of workforce reduction programs.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	% Change	September 25, 2011	September 26, 2010	% Change
News Media Group	$26,658	$27,177	(1.9)	$79,420	$82,141	(3.3)
About Group	2,744	2,923	(6.1)	8,177	8,675	(5.7)
Total depreciation and amortization	$29,402	$30,100	(2.3)	$87,597	$90,816	(3.5)

Segment Operating Costs

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	% Change	September 25, 2011	September 26, 2010	% Change
News Media Group	$481,491	$493,406	(2.4)	$1,486,125	$1,499,605	(0.9)
About Group	16,180	18,589	(13.0)	49,304	55,070	(10.5)
Corporate	6,519	10,929	(40.4)	29,424	32,220	(8.7)
Total operating costs	$504,190	$522,924	(3.6)	$1,564,853	$1,586,895	(1.4)

News Media Group

Operating costs for the News Media Group decreased in the third quarter of 2011 compared with the same period in 2010. This was primarily due to lower compensation costs (approximately $7 million) and professional fees (approximately $4 million). Compensation costs declined mainly as a result of lower variable compensation expense. The decline in professional fees mainly resulted from the costs incurred in the prior year associated with our digital initiatives as well as cost-saving initiatives.

Operating costs for the News Media Group decreased in the first nine months of 2011 compared with the same period in 2010. This was primarily due to lower compensation costs (approximately $17 million) and professional fees (approximately $7 million), offset by higher promotion costs (approximately $11 million). Compensation costs declined mainly as a result of lower variable compensation expense. The decline in professional fees mainly resulted from the costs incurred in the prior year associated with our digital initiatives as well as cost-saving initiatives. Higher promotion costs mainly resulted from the launch of digital subscription packages at The Times and the timing of print circulation marketing at The Times in the first quarter of 2011.

About Group

Operating costs for the About Group decreased in the third quarter of 2011 compared with the third quarter of 2010 primarily due to lower compensation costs (approximately $1 million) driven by lower variable compensation expense and marketing costs (approximately $1 million).

Operating costs for the About Group decreased in the first nine months of 2011 compared with the same period in 2010 primarily due to lower compensation costs (approximately $3 million) driven by lower variable compensation expense and a one-time benefit from the sale of UCompareHealthCare.com in February 2011.

Corporate

Operating costs for Corporate decreased in the third quarter and first nine months of 2011 compared with the same periods in 2010 primarily due to lower variable compensation costs.

Other Items

Impairment of Assets

In the second quarter of 2011, we recorded a $161.3 million charge for the impairment of assets at the News Media Group. The impairment consisted of the write-down of goodwill at the Regional Media Group of $152.1 million and the write-down of certain assets held for sale of $9.2 million.

In the third quarter of 2010, we recorded a $16.1 million charge for the impairment of the Globe's printing facility in Billerica, Mass.

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

In determining the fair value of the Regional Media Group, we made significant judgments and estimates regarding the expected severity and duration of the uneven economic environment and the secular changes affecting the newspaper industry in the Regional Media Group markets. The effect of these assumptions on projected long-term revenues, along with the continued benefits from reductions to the group’s cost structure, played a significant role in calculating the fair value of the Regional Media Group.

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

Globe Printing Facility

We consolidated the Globe's printing facility in Billerica, Mass., into the Boston, Mass., printing facility in the second quarter of 2009. We entered into an agreement in the third quarter of 2010 to sell the majority of these assets to a third party. Assets with a carrying value of approximately $20 million were written down to their fair value, resulting in a $16.1 million impairment charge in the third quarter of 2010.

Pension Withdrawal Expense

See the “Recent Developments” section for additional information regarding a $4.2 million charge for a withdrawal obligation under a multiemployer pension plan in the second quarter of 2011.

In the third quarter of 2010, we recorded a $6.3 million charge for an adjustment to estimated pension withdrawal obligations under several multiemployer pension plans at the Globe.

Operating Profit/(Loss)

Consolidated operating profit/(loss), by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	% Change	September 25, 2011	September 26, 2010	% Change
News Media Group	$30,020	$6,046	*	$(55,940)	$108,914	*
About Group	9,544	13,876	(31.2)	35,406	45,782	(22.7)
Corporate	(6,519)	(10,929)	(40.4)	(29,424)	(32,220)	(8.7)
Total operating profit/(loss)	$33,045	$8,993	*	$(49,958)	$122,476	*
* Represents an increase or decrease in excess of 100%.

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit/(loss) are previously discussed under “Recent Developments,” “Revenues,” “Operating Costs” and “Other Items.”

Non-Operating Items

Joint Ventures

Loss from joint ventures was $1.1 million in the third quarter of 2011 compared with income from joint ventures of $5.5 million in the third quarter of 2010. Joint venture results in the third quarter of 2011 were negatively impacted by Fenway Sports Group's acquisition of Liverpool Football Club, mainly due to the amortization expense associated with the purchase.

Loss from joint ventures was $4.0 million in the first nine months of 2011 compared with income from joint ventures of $22.3 million in the same period in 2010. The first quarter of 2010 included a $12.7 million pre-tax gain from the sale of an asset at one of the paper mills in which we have an investment. Our share of this pre-tax gain, after eliminating the noncontrolling interest portion, is $10.2 million. Joint venture results in the first nine months of 2011 were negatively impacted by Fenway Sports Group's acquisition of Liverpool Football Club, mainly due to the amortization expense associated with the purchase, offset in part by high paper selling prices at both paper mills in which we have investments.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Cash interest expense	$18,712	$18,910	$64,880	$56,922
Non-cash amortization of discount on debt	1,445	2,113	5,632	6,054
Capitalized interest	(11)	(80)	(343)	(100)
Interest income	(107)	(316)	(387)	(1,051)
Total interest expense, net	$20,039	$20,627	$69,782	$61,825

“Interest expense, net” decreased in the third quarter of 2011 compared with the third quarter of 2010 mainly due to the prepayment of our 14.053% Notes on August 15, 2011, partially offset by the interest expense associated with the issuance of our 6.625% Notes in November 2010.

“Interest expense, net” increased in the first nine months of 2011 compared with the same period in 2010 mainly due to the interest expense associated with the issuance of our 6.625% Notes in November 2010, partially offset by lower interest expense for our 14.053% Notes as a result of the prepayment on August 15, 2011.

Income Taxes

We had an effective tax rate of 49.8% in the third quarter of 2011. The effective tax rate was impacted by certain non-deductible items resulting in a higher than customary effective tax rate. Our effective tax rate for the first nine months of 2011 is not meaningful because a portion of the non-cash charge in the second quarter of 2011 for the impairment of the Regional Media Group's goodwill was non-deductible.

We had an effective tax rate of 32.8% in the third quarter of 2010. The effective tax rate was impacted by lower state tax rates applied to the impairment charge associated with the Globe's Billerica, Mass., printing facility, and pension withdrawal expense in the third quarter of 2010. The effective tax rate for the first nine months of 2010 was 54.8%, primarily because of a $10.9 million tax charge for the reduction in future tax benefits for certain retiree health benefits resulting from the federal health care reform legislation enacted in March 2010.

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other financing sources, will be sufficient to meet our financing needs over the next twelve months. We have continued to manage our liquidity position and will remain focused on improving our financial flexibility. As of September 25, 2011, we had total debt and capital lease obligations of approximately $772 million and cash, cash equivalents and short-term investments of approximately $263 million. Accordingly, our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, was approximately $509 million even after the prepayment of the 14.053% Notes and making contributions totaling approximately $70 million to certain qualified pension plans in the first nine months of 2011. Our efforts to strengthen our liquidity position and improve our debt profile over the past two years allowed us to prepay on August 15, 2011, all of our $250.0 million 14.053% Notes in full. In addition, in June 2011, we entered into a new $125.0 million asset-backed five-year revolving credit facility that replaced our $400.0 million revolving credit facility. As of September 25, 2011, we had no outstanding borrowings under the new credit facility. See the discussion under “Recent Developments” for more information on the 14.053% Notes and “ – Third-Party Financing” for more information on the new credit facility.

Contributions to our qualified pension plans can have a significant impact on cash flows. See the discussion under “Recent Developments – Pension Contributions” for more information.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 25, 2011	September 26, 2010
Operating Activities	$55,874	$92,629
Investing Activities	$(81,950)	$65
Financing Activities	$(250,224)	$275

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash provided by operating activities decreased in the first nine months of 2011 compared with the same period in 2010, primarily due to higher working capital requirements, including approximately $30 million associated with the prepayment of the 14.053% Notes, partially offset by lower pension contributions to certain qualified pension plans.

Investing Activities

Cash from investing activities generally includes proceeds from short-term investments that have matured and the sale of assets or a business. Cash used in investing activities generally includes purchases of short-term investments, payments for capital projects, acquisitions of new businesses and investments.

In the first nine months of 2011, net cash used in investing activities was mainly due to purchases of short-term investments, capital expenditures and changes in restricted cash, offset in part by proceeds from the short-term investments that have matured and proceeds from the sale of 390 units of our remaining 700 units in Fenway Sports Group. In the first nine months of 2010, net cash provided by investing activities was driven by the proceeds from the sale of 50 of our original 750 units in Fenway Sports Group, loan repayments from a third-party circulation service provider and proceeds from the sale of real estate assets, offset in part by capital expenditures.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt.

In the first nine months of 2011, net cash used in financing activities was primarily for the repayment of our 14.053% Notes. In the first nine months of 2010, net cash provided by financing activities was from proceeds related to stock option exercises.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Restricted Cash

We were required to maintain $28.6 million of restricted cash as of September 25, 2011 subject to certain collateral requirements primarily for obligations under our workers' compensation programs. These collateral requirements were previously supported by letters of credit under our $400.0 million revolving credit facility that was replaced in June 2011.

Third-Party Financing

As of September 25, 2011, our current indebtedness included senior notes and a sale-leaseback of a portion of our New York headquarters. On August 15, 2011, we prepaid in full all $250.0 million outstanding principal amount of the 14.053% Notes. See the discussion under “Recent Developments – Prepayment of 14.053% Notes” for more information. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	September 25, 2011	December 26, 2010
Senior notes due 2015, called in 2011	14.053%	$—	$227,680
Senior notes due 2012	4.610%	74,867	74,771
Senior notes due 2015	5.0%	249,883	249,860
Senior notes due 2016	6.625%	220,612	220,102
Option to repurchase ownership interest in headquarters building in 2019		219,952	217,306
Total debt		765,314	989,719
Capital lease obligations		6,707	6,724
Total debt and capital lease obligations		$772,021	$996,443

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $863 million as of September 25, 2011 and $1.1 billion as of December 26, 2010. We were in compliance with our covenants under our third-party financing arrangements as of September 25, 2011.

In June 2011, we entered into a new $125.0 million asset-backed five-year revolving credit facility. This new credit facility replaced our $400.0 million revolving credit facility, which was to expire on June 21, 2011. As of September 25, 2011, there were no outstanding borrowings under the new credit facility.

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

RECENT ACCOUNTING PRONOUCEMENTS

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance on the disclosure of information in financial statements for multiemployer pension plans to enhance the disclosures by providing more information about the plans in which an employer participates, its level of participation in those plans and the financial health of those plans. The provisions of this new guidance are effective for fiscal years ending after December 15, 2011, with the disclosures being required for all years presented in the initial year of adoption. The adoption of this guidance will expand our disclosures for significant multiemployer pension plans in which we are participants.

In September 2011, the FASB amended its guidance on goodwill impairment testing to reduce the cost and complexity of testing goodwill for impairment by providing the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The result of this assessment will determine whether it is necessary to perform the two-step test. The provisions of this new guidance are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We anticipate adopting the new guidance early when we conduct our annual goodwill impairment test in the fourth quarter of 2011. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.

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

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 26, 2010. As of September 25, 2011, our critical accounting policies have not changed materially from December 26, 2010.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 26, 2010. As of September 25, 2011, our contractual obligations and off-balance sheet arrangements have not materially changed from December 26, 2010. On August 15, 2011, we prepaid in full our outstanding $250.0 million aggregate principal amount of the 14.053% Notes, and we expect to save in excess of $39 million annually in interest expense through January 15, 2015. See “Recent Developments – Prepayment of 14.053% Notes” for more information.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 26, 2010, details our disclosures about market risk. As of September 25, 2011, there were no material changes in our market risks from December 26, 2010.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Janet L. Robinson, our Chief Executive Officer, and James M. Follo, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 25, 2011. Based on such evaluation, Ms. Robinson and Mr. Follo concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 25, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
June 27, 2011 – July 31, 2011	—	—	—	$91,386,000
August 1, 2011 – August 28, 2011	—	—	—	$91,386,000
August 29, 2011 – September 25, 2011	—	—	—	$91,386,000
Total for the third quarter of 2011	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the third quarter of 2011, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of October 28, 2011, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: November 3, 2011	/s/ JAMES M. FOLLO
James M. Follo Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 25, 2011

Exhibit No.

10.1	The New York Times Companies Supplemental Retirement and Investment Plan, as amended and restated effective January 1, 2011.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.