Form 10-Q
period 2012-03-25
NEW YORK TIMES CO
filed 2012-05-03
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of April 27, 2012 (exclusive of treasury shares):

Class A Common Stock	147,225,126	shares
Class B Common Stock	818,385	shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 25, 2012	March 27, 2011
	(13 weeks)
Revenues
Advertising	$237,868	$258,931
Circulation	226,994	206,928
Other	34,514	34,805
Total revenues	499,376	500,664
Operating costs
Production costs:
Raw materials	33,363	34,153
Wages and benefits	111,787	112,460
Other	68,042	68,393
Total production costs	213,192	215,006
Selling, general and administrative costs	234,278	234,066
Depreciation and amortization	32,290	25,673
Total operating costs	479,760	474,745
Operating profit	19,616	25,919
Gain on sale of investment	17,848	5,898
Impairment of investments	4,900	—
Loss from joint ventures	29	5,749
Interest expense, net	15,452	24,591
Income from continuing operations before income taxes	17,083	1,477
Income tax expense/(benefit)	4,076	(596)
Income from continuing operations	13,007	2,073
Income from discontinued operations, net of income taxes	29,070	3,153
Net income	42,077	5,226
Net loss attributable to the noncontrolling interest	53	193
Net income attributable to The New York Times Company common stockholders	$42,130	$5,419
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$13,060	$2,266
Income from discontinued operations, net of income taxes	29,070	3,153
Net income	$42,130	$5,419
Average number of common shares outstanding:
Basic	147,867	146,777
Diluted	151,468	153,760
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.09	$0.02
Income from discontinued operations, net of income taxes	0.19	0.02
Net income	$0.28	$0.04
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.09	$0.02
Income from discontinued operations, net of income taxes	0.19	0.02
Net income	$0.28	$0.04
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 25, 2012	March 27, 2011
	(13 weeks)
Net income	$42,077	$5,226
Other comprehensive income, before tax:
Foreign currency translation adjustments	2,313	7,745
Unrealized derivative loss on cash-flow hedge of equity method investment	1,143	77
Unrealized gain on available-for-sale security	7,014	—
Pension and postretirement benefits obligation:
Adjustments related to pension and postretirement benefits obligation	(16,090)	—
Amortization of unrecognized amounts included in pension and postretirement benefits obligations	5,883	4,613
Total pension and postretirement benefits obligation	(10,207)	4,613
Other comprehensive income, before tax	263	12,435
Income tax (benefit)/expense	(135)	4,952
Other comprehensive income, net of tax	398	7,483
Comprehensive income	42,475	12,709
Comprehensive loss attributable to the noncontrolling interest	53	193
Comprehensive income attributable to The New York Times Company common stockholders	$42,528	$12,902
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 25, 2012	December 25, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$206,468	$175,151
Short-term investments	224,878	104,846
Restricted cash	27,341	27,628
Accounts receivable (net of allowances of $19,714 in 2012 and $17,412 in 2011)	230,042	261,805
Inventories:
Newsprint and magazine paper	16,643	14,567
Other inventory	3,144	3,213
Total inventories	19,787	17,780
Deferred income taxes	73,055	73,055
Other current assets	66,743	56,961
Assets held for sale	—	178,181
Total current assets	848,314	895,407
Other assets
Investments in joint ventures	45,138	82,019
Property, plant and equipment (less accumulated depreciation and amortization of $898,501 in 2012 and $868,798 in 2011)	912,338	938,903
Intangible assets acquired:
Goodwill (less accumulated impairment losses of $805,218 in 2012 and 2011)	490,262	488,894
Other intangible assets acquired (less accumulated amortization of $71,373 in 2012 and $69,952 in 2011)	15,898	17,285
Total intangible assets acquired	506,160	506,179
Deferred income taxes	295,373	280,283
Miscellaneous assets	210,457	180,659
Total assets	$2,817,780	$2,883,450
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 25, 2012	December 25, 2011
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$93,126	$98,385
Accrued payroll and other related liabilities	80,945	112,024
Unexpired subscriptions	67,863	63,103
Accrued expenses	131,059	165,564
Current portion of long-term debt and capital lease obligations	74,934	74,900
Total current liabilities	447,927	513,976
Other liabilities
Long-term debt and capital lease obligations	699,349	698,220
Pension benefits obligation	860,836	880,504
Postretirement benefits obligation	102,689	104,192
Other	151,048	177,049
Total other liabilities	1,813,922	1,859,965
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2012 – 150,053,431; 2011 – 150,007,446 (including treasury shares: 2012 – 2,973,568; 2011 – 2,979,786)	15,005	15,001
Class B – convertible – authorized and issued shares: 2012 – 818,385; 2011 – 818,885 (including treasury shares: 2012 – 0; 2011 – 0)	82	82
Additional paid-in capital	35,820	32,024
Retained earnings	1,128,755	1,086,625
Common stock held in treasury, at cost	(110,827)	(110,974)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	12,382	10,928
Unrealized derivative loss on cash-flow hedge of equity method investment	—	(652)
Change in unrealized gain on available-for-sale security	4,109	—
Funded status of benefit plans	(532,491)	(526,674)
Total accumulated other comprehensive loss, net of income taxes	(516,000)	(516,398)
Total New York Times Company stockholders’ equity	552,835	506,360
Noncontrolling interest	3,096	3,149
Total stockholders’ equity	555,931	509,509
Total liabilities and stockholders’ equity	$2,817,780	$2,883,450
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 25, 2012	March 27, 2011
	(13 weeks)
Cash flows from operating activities
Net income	$42,077	$5,226
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment	(17,848)	(5,898)
Impairment of investments	4,900	—
Gain on sale of Regional Media Group	(2,309)	—
Depreciation and amortization	32,628	28,648
Stock-based compensation expense	3,429	7,004
Undistributed loss of equity method investments–net of dividends	3,417	5,749
Long-term retirement benefit obligations	(8,712)	(47,824)
Other–net	1,793	1,531
Changes in operating assets and liabilities–net of dispositions:
Accounts receivable–net	33,844	35,808
Inventories	(2,567)	(4,451)
Other current assets	(2,684)	1,279
Accounts payable and other liabilities	(102,540)	(75,594)
Unexpired subscriptions	4,965	3,368
Net cash used in operating activities	(9,607)	(45,154)
Cash flows from investing activities
Purchases of short-term investments	(204,881)	(169,760)
Proceeds from sale of Regional Media Group	140,044	—
Maturities of short-term investments	84,849	—
Proceeds from sale of investments–net of purchases	29,850	5,595
Capital expenditures	(9,357)	(12,852)
Change in restricted cash	287	—
Proceeds from the sale of assets	—	4,597
Net cash provided by/(used in) investing activities	40,792	(172,420)
Cash flows from financing activities
Long-term obligations:
Repayments	(138)	(147)
Capital shares:
Issuances	87	218
Net cash (used in)/provided by financing activities	(51)	71
Increase/(decrease) in cash and cash equivalents	31,134	(217,503)
Effect of exchange rate changes on cash and cash equivalents	183	372
Cash and cash equivalents at the beginning of the year	175,151	369,668
Cash and cash equivalents at the end of the quarter	$206,468	$152,537
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 25, 2012, and December 25, 2011, and the results of operations and cash flows of the Company for the periods ended March 25, 2012, and March 27, 2011. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 25, 2011. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first-quarter periods.

For comparability, certain prior-year amounts have been reclassified to conform with the 2012 presentation, specifically reclassifications related to a discontinued operation (see Note 11).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 25, 2012, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 25, 2011, have not changed materially.

We report components of comprehensive income in two separate but consecutive statements consisting of an income statement followed by a separate statement of comprehensive income in accordance with the Financial Accounting Standard Board’s amended guidance on the presentation of comprehensive income. The new guidance was effective for us in the first quarter of 2012.

NOTE 3. SHORT-TERM INVESTMENTS

We have short-term investments, with original maturities of longer than 3 months, in U.S. Treasury securities and commercial paper as of March 25, 2012, and in U.S. Treasury securities as of December 25, 2011. Since we have the intention and ability to hold these investments to maturity, they are classified as held-to-maturity and are reported at amortized cost.

The carrying value of the short-term investments was $224.9 million as of March 25, 2012, which included approximately $215 million in U.S. Treasury securities and approximately $10 million in commercial paper, and $104.8 million in U.S. Treasury securities as of December 25, 2011. The short-term investments have remaining maturities of about 2.5 months to 11 months as of March 25, 2012.

See Note 8 for information regarding the fair value of our short-term investments.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED

The following tables display the carrying amount of goodwill and other intangible assets acquired as of March 25, 2012 and December 25, 2011.
The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 25, 2011:
Goodwill	$926,836	$367,276	$1,294,112
Accumulated impairment losses	(805,218)	—	(805,218)
Balance as of December 25, 2011	121,618	367,276	488,894
Foreign currency translation	1,368	—	1,368
Balance as of March 25, 2012:
Goodwill	928,204	367,276	1,295,480
Accumulated impairment losses	(805,218)	—	(805,218)
Balance as of March 25, 2012	$122,986	$367,276	$490,262

Other intangible assets acquired were as follows:

	March 25, 2012				December 25, 2011
(In thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (Years)
Amortized other intangible assets:
Content	$21,384	$(18,783)	$2,601	1	$21,384	$(18,133)	$3,251	1
Customer lists	23,361	(21,190)	2,171	2	23,355	(20,796)	2,559	2
Other	32,683	(31,400)	1,283	5	32,657	(31,023)	1,634	4
Total	$77,428	$(71,373)	6,055		$77,396	$(69,952)	7,444
Unamortized other intangible assets:
Trade names			9,843				9,841
Total other intangible assets acquired			$15,898				$17,285

Amortization expense related to other intangible assets acquired that are subject to amortization was $1.4 million in the first quarter of 2012 and is expected to be $3.3 million for the remainder of fiscal year 2012.

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)	Amount
2013	$1,500
2014	560
2015	330
2016	250
2017	100

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 5. INVESTMENTS

Equity Method Investments

As of March 25, 2012, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC	49%
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
quadrantONE LLC	25%

Cost Method Investments

On February 3, 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million. We recorded a pre-tax gain on the sale of $17.8 million in the first quarter of 2012. Following the sale, we own 210 units, or 4.97%, of Fenway Sports Group. We continue to market our remaining units in Fenway Sports Group for sale, in whole or in parts.

Effective with the sale, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method. Therefore, we no longer recognize our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Condensed Consolidated Statements of Operations. Accordingly, our investment was reclassified from “Investments in joint ventures” into “Miscellaneous assets” in our Condensed Consolidated Balance Sheet as of March 25, 2012.

In the first quarter of 2012, we recorded a non-cash impairment charge of $4.9 million to reduce the carrying value of certain investments to fair value. The impairment charge was primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers. See Note 8 for additional information regarding these investments.

In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a job listing aggregator, resulting in a pre-tax gain of $5.9 million. We retain a substantial portion of our initial interest in Indeed.com.

In connection with the initial public offering of Brightcove, Inc. in the first quarter of 2012, changes in the fair value of our investment in Brightcove, Inc. (available-for-sale security) are recognized as unrealized gains or losses within “Miscellaneous assets” and “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheet. As of March 25, 2012, we recognized an unrealized gain of $7.0 million ($4.1 million after-tax). See Note 8 for additional information regarding the fair value of our investment in Brightcove, Inc.

NOTE 6. DEBT OBLIGATIONS
As of March 25, 2012, our current indebtedness included senior notes and a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	March 25, 2012	December 25, 2011
Senior notes due 2012	4.610%	$74,934	$74,900
Senior notes due 2015	5.0%	249,899	249,891
Senior notes due 2016	6.625%	220,966	220,787
Option to repurchase ownership interest in headquarters building in 2019		221,799	220,861
Total debt		767,598	766,439
Capital lease obligations		6,685	6,681
Total debt and capital lease obligations		$774,283	$773,120
See Note 8 for information regarding the fair value of our long-term debt.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

As of March 25, 2012, there were $0 outstanding borrowings under our $125.0 million asset-backed 5-year revolving credit facility.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011
Cash interest expense	$14,362	$22,953
Non-cash amortization of discount on debt	1,159	2,102
Capitalized interest	(7)	(305)
Interest income	(62)	(159)
Total interest expense, net	$15,452	$24,591

NOTE 7. OTHER

Accelerated Depreciation

In the first quarter of 2012, we recorded a $6.7 million charge for accelerated depreciation for certain assets at the Worcester Telegram & Gazette’s (“T&G”) facility in Millbury, Mass., associated with the consolidation of most of T&G’s printing into The Boston Globe’s (the “Globe”) facility in Boston, Mass., which was completed early in the second quarter of 2012.

Severance Costs

We recognized severance costs of $5.3 million in the first quarter of 2012, and $0.7 million in the first quarter of 2011. These costs were recognized at the News Media Group and Corporate in the first quarter of 2012 and are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations. As of March 25, 2012, we had a severance liability of approximately $14 million included in “Accrued expenses” in our Condensed Consolidated Balance Sheet.

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
Assets Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of March 25, 2012:

(In thousands)	As of March 25, 2012
	Total	Level 1	Level 2	Level 3
Available-for-sale security	$14,016	$14,016	$—	$—
Certain financial assets are valued using market prices on the active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. In the first quarter of 2012, the common stock of Brightcove, Inc. (available-for-sale security) began to trade on an active market (see Note 5).
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, other intangible assets, property, plant and equipment and certain investments, are only recorded at fair value if an impairment charge is recognized. The following table presents non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded during 2012 on those assets:

(In thousands)	Carrying Value	Fair Value Measured and Recorded Using			Impairment Loss
	as of March 25, 2012	Level 1	Level 2	Level 3	2012
Cost method investments	$600	$—	$—	$600	$4,900
Total impairment loss					$4,900
The impairment charge, which was primarily related to our investment in Ongo Inc., was due to events that reduced the fair value of our investments (see Note 5). We determine the fair value of these investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable companies. The income approach includes the use of a discounted cash flow model. We classified these measurements as Level 3, as we used unobservable inputs within the valuation methodologies.
Financial Instruments Disclosed, But Not Recorded, at Fair Value
Our short-term investments, which include U.S. Treasury securities and commercial paper, are recorded at amortized cost (see Note 3). As of March 25, 2012, the amortized cost approximates fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 1.
The carrying value of our long-term debt was approximately $693 million as of March 25, 2012 and $692 million as of December 25, 2011. The fair value of our long-term debt was approximately $818 million as of March 25, 2012 and $800 million as of December 25, 2011.
We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension

The components of net periodic pension cost of all Company-sponsored defined benefit pension plans and The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, were as follows:

	For the Quarters Ended
	March 25, 2012			March 27, 2011
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$3,007	$377	$3,384	$3,019	$377	$3,396
Interest cost	24,187	3,165	27,352	24,998	3,286	28,284
Expected return on plan assets	(29,577)	—	(29,577)	(27,953)	—	(27,953)
Amortization of prior service cost	201	—	201	201	—	201
Recognized actuarial loss	7,466	1,162	8,628	6,445	804	7,249
Net periodic pension cost	$5,284	$4,704	$9,988	$6,710	$4,467	$11,177

Pursuant to an amendment to a collective bargaining agreement covering the mailers of The New York Times (“The Times”), we froze such mailers’ benefit accruals under a Company-sponsored pension plan. This resulted in a remeasurement and curtailment of the pension plan in the first quarter of 2012, which reduced the underfunded status of the plan by approximately $3 million. This amount was recognized within “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheet as of March 25, 2012.

In 2012, we expect to make mandatory contributions of approximately $47 million, primarily contractual contributions to The New York Times Newspaper Guild pension plan (of which approximately $12 million was made in the first quarter of 2012). In addition to contractual contributions to The New York Times Newspaper Guild pension plan and our minimum funding requirements, we may make discretionary contributions in 2012 to our Company-sponsored qualified pension plans depending on cash flows, pension asset performance, interest rates and other factors.

Other Postretirement Benefits

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011
Service cost	$239	$290
Interest cost	1,246	1,825
Amortization of prior service credit	(3,778)	(3,901)
Recognized actuarial loss	832	481
Curtailment gain	(27,213)	—
Net periodic postretirement benefit income	$(28,674)	$(1,305)

In the first quarter of 2012, we sold the Regional Media Group (see Note 11). The sale significantly reduced the expected years of future service for current employees, resulting in a remeasurement and curtailment of a postretirement benefit plan. We recognized a curtailment gain of $27.2 million in the first quarter of 2012, which is included in the gain on the sale within “Income from discontinued operations, net of income taxes” in the Condensed Consolidated Statement of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 10. INCOME TAXES

We had an effective tax rate of 23.9% in the first quarter of 2012, impacted by an adjustment to reduce our reserve for uncertain tax positions.

We had a tax benefit of $0.6 million on pre-tax income of $1.5 million in the first quarter of 2011. The tax benefit was driven by an adjustment to reduce our reserve for uncertain tax positions.

NOTE 11. DISCONTINUED OPERATIONS

On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The sale resulted in an after-tax gain of $30.2 million in the first quarter of 2012. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million, which we are using for general corporate purposes.

The results for the Regional Media Group, which had previously been included in the News Media Group reportable segment, have been classified as discontinued operations for all periods presented.

The following tables summarize the results of operations presented as discontinued operations from December 26, 2011 through the date of sale on January 6, 2012 and for the quarter ended March 27, 2011, as well as the assets and liabilities held for sale as of December 25, 2011.

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011
Revenues	$6,115	$65,840
Total operating costs	8,017	60,685
Pre-tax (loss)/income	(1,902)	5,155
Income tax (benefit)/expense	(736)	2,002
(Loss)/income from discontinued operations, net of income taxes	(1,166)	3,153
Gain on sale, net of income taxes:
Gain on sale	2,309	—
Income tax benefit(1)	27,927	—
Gain on sale, net of income taxes	30,236	—
Income from discontinued operations, net of income taxes	$29,070	$3,153
(1) Tax benefit is primarily due to a tax deduction for goodwill.

(In thousands)	December 25, 2011
Accounts receivable, net	$26,550
Property, plant and equipment, net	146,287
Other assets	5,344
Total assets	178,181
Total liabilities(2)	19,568
Net assets	$158,613
(2) Included in “Accrued expenses” in our Condensed Consolidated Balance Sheet as of December 25, 2011.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 12. EARNINGS PER SHARE

Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended
(In thousands, except per share data)	March 25, 2012	March 27, 2011
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$13,060	$2,266
Income from discontinued operations, net of income taxes	29,070	3,153
Net income	$42,130	$5,419
Average number of common shares outstanding–Basic	147,867	146,777
Incremental shares for assumed exercise of securities	3,601	6,983
Average number of common shares outstanding–Diluted	151,468	153,760
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.09	$0.02
Income from discontinued operations, net of income taxes	0.19	0.02
Net income–Basic	$0.28	$0.04
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.09	$0.02
Income from discontinued operations, net of income taxes	0.19	0.02
Net income–Diluted	$0.28	$0.04

The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our stock options and warrants could have the most significant impact on diluted shares.

Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A common stock, because their inclusion would have an anti-dilutive effect on per share amounts.

The number of stock options that were excluded from the computation of diluted earnings per share because their exercise price exceeded the market value of our Class A common stock was approximately 16 million in the first quarter of 2012 and approximately 20 million in the first quarter of 2011.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION

Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 25, 2011	$506,360	$3,149	$509,509
Net income/(loss)	42,130	(53)	42,077
Other comprehensive income, net of tax	398	—	398
Effect of issuance of shares	(26)	—	(26)
Stock-based compensation	3,973	—	3,973
Balance as of March 25, 2012	$552,835	$3,096	$555,931

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 26, 2010	$659,927	$4,149	$664,076
Net income/(loss)	5,419	(193)	5,226
Other comprehensive income, net of tax	7,483	—	7,483
Effect of issuance of shares	5,765	—	5,765
Stock-based compensation	7,087	—	7,087
Balance as of March 27, 2011	$685,681	$3,956	$689,637

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 14. SEGMENT INFORMATION

Our reportable segments consist of the News Media Group and the About Group. These segments are evaluated regularly by key management in assessing performance and allocating resources.

Below is a description of our reportable segments:

News Media Group

The News Media Group consists of The New York Times Media Group, which includes The Times, the International Herald Tribune, NYTimes.com, and related businesses; and the New England Media Group, which includes the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com, and related businesses.

About Group

The About Group consists of About.com, ConsumerSearch.com, CalorieCount.com and related businesses.

Our Statements of Operations by segment and Corporate were as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011
Revenues
News Media Group	$475,432	$469,522
About Group	23,944	31,142
Total	$499,376	$500,664
Operating profit/(loss)
News Media Group(1)	$23,074	$25,876
About Group	6,996	14,147
Corporate	(10,454)	(14,104)
Total	$19,616	$25,919
Gain on sale of investment	17,848	5,898
Impairment of investments	4,900	—
Loss from joint ventures	29	5,749
Interest expense, net	15,452	24,591
Income from continuing operations before income taxes	17,083	1,477
Income tax expense/(benefit)	4,076	(596)
Income from continuing operations	13,007	2,073
Income from discontinued operations, net of income taxes	29,070	3,153
Net income	42,077	5,226
Net loss attributable to the noncontrolling interest	53	193
Net income attributable to The New York Times Company common stockholders	$42,130	$5,419
(1) In the first quarter of 2012, we recorded a $6.7 million charge for accelerated depreciation for certain assets at the T&G’s facility in Millbury, Mass., associated with the consolidation of most of T&G’s printing into the Globe’s facility in Boston, Mass., which was completed early in the second quarter of 2012.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 15. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $27.3 million of restricted cash as of March 25, 2012 subject to certain collateral requirements primarily for obligations under our workers’ compensation programs.

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
News Media Group (consisting of The New York Times Media Group, which includes The New York Times (“The Times”), the International Herald Tribune (the “IHT”), NYTimes.com, and related businesses; and the New England Media Group, which includes The Boston Globe (the “Globe”), BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette (the “T&G”), Telegram.com, and related businesses. The News Media Group generates revenues principally from advertising and circulation. Other revenues primarily consist of revenues from news services/syndication, rental income, digital archives, commercial printing and direct mail advertising services. The News Media Group’s main operating costs are employee-related costs and raw materials, primarily newsprint.
About Group (consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses). The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first quarter of 2012) are derived from the sale of cost-per-click and display advertising. Cost-per-click advertising accounted for 56% of the About Group’s total advertising revenues in the first quarter of 2012. The About Group’s main operating costs are employee-related costs and content and hosting costs.
Joint Ventures Our investments accounted for under the equity method are as follows:

▪	a 49% interest in Metro Boston LLC, which publishes a free daily newspaper in the greater Boston area;

▪	a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.;

▪	a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine; and

▪	a 25% interest in quadrantONE LLC, an online advertising network that sells bundled premium, targeted display advertising onto local newspaper and other Web sites.
We have a 4.97% interest in Fenway Sports Group, which owns the Boston Red Sox baseball club; Liverpool Football Club (a soccer team in the English Premier League); approximately 80% of New England Sports Network (a regional cable sports network); and 50% of Roush Fenway Racing (a leading NASCAR team). Effective with the sale of 100 of our units in Fenway Sports Group on February 3, 2012, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method. Therefore, we no longer recognize our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Condensed Consolidated Statements of Operations. See the “Recent Developments” section for additional information on the sale of a portion of our ownership interest in Fenway Sports Group.
During the first quarter of 2012, total revenues decreased 0.3% compared with the same prior-year period, as a 9.7% growth in circulation revenues could not offset an 8.1% decline in total advertising revenues.
The advertising marketplace remained challenging in the first quarter of 2012, reflecting the uneven U.S. economic environment and uncertain global conditions. Compared with the prior-year period, total advertising revenues decreased 8.1% in the first quarter of 2012 as print advertising revenues declined 7.2% and digital advertising revenues declined 10.3%. The decrease in digital advertising revenues was driven mainly by declines at the About Group.
At the News Media Group, advertising revenues decreased 6.1% in the first quarter of 2012 compared with the same prior-year period, due to a 7.2% reduction in print advertising revenues, which was similar to the level experienced in the fourth quarter of 2011, and a 2.3% decline in digital advertising revenues. We expect advertising revenue trends at the News Media Group in the second quarter of 2012 to be similar to the level experienced in the first quarter of 2012.
About Group advertising revenues decreased in the first quarter of 2012 compared with the same prior-year period mainly as a result of declines in both cost-per-click and display advertising. Cost-per-click advertising revenues decreased due to lower click-through rates and cost-per-click advertising rates. The declines in cost-per-click advertising rates were in line with the marketplace. However, the About Group began to see a positive impact on traffic in the fourth quarter of 2011, and that trend continued into the first quarter of 2012. Following the rebuilding of About.com’s sales team, display advertising revenues improved slightly in the first quarter of 2012. In the second quarter of 2012, we expect advertising revenue trends at the About Group to improve modestly from the level experienced in the first quarter of 2012, although we do not expect to see a meaningful improvement in revenue trends until the second half of 2012 when we expect display advertising revenues will return to growth.

Our first-quarter 2012 results reflect the strength of the circulation side of our business as we continue to execute on our digital strategy, expanding our digital subscription base and further developing our new consumer revenue stream. Circulation revenues increased 9.7% in the first quarter of 2012 compared with the first quarter of 2011 as the addition of digital subscription offerings and the increase in home-delivery and weekday single-copy prices in January 2012 at The Times offset a decline in print copies sold across the News Media Group. In addition, during the first quarter of 2012, the rate of home-delivery circulation volume declines moderated at The Times following the launch of digital subscriptions due to new orders and improved retention rates. We expect circulation revenues to increase in the high-single digits in the second quarter of 2012 because of growth in digital subscriptions as well as from the print price increases implemented at The Times and the Globe in the first and second quarters of 2012, respectively.
One year after launching digital subscriptions, paid subscribers to digital subscription packages, e-readers and replica editions of The Times and the IHT totaled approximately 454,000 as of March 18, 2012, an increase of approximately 16% since the end of the fourth quarter of 2011. Paid digital subscribers to BostonGlobe.com and the Globe’s e-readers and replica editions totaled approximately 18,000 as of March 18, 2012, up approximately 13% since the end of the fourth quarter of 2011. Therefore, our total paid subscribers to digital products across our Company were approximately 472,000 one year following The Times launch and we continue to refine and build upon our digital subscription initiatives.
Operating costs increased 1.1% in the first quarter of 2012 compared with the same period in 2011 primarily due to accelerated depreciation expense recognized for certain assets at the T&G’s facility in Millbury, Mass., higher severance, compensation and other costs, offset in part by lower benefits and outside printing expense. We expect operating costs to increase in the low-single digits in the second quarter of 2012 and modestly for the 2012 full year. We plan to increase spending as we continue to invest in our digital capabilities and subscription acquisition efforts, invest in the About Group’s sales and marketing efforts, and reset our variable compensation targets, even as we expect cost savings in our production and distribution operations and from further leveraging our centralized processes and resources.
Since the fourth quarter of 2011, our liquidity position improved further as we finished the first quarter of 2012 with cash, cash equivalents and short-term investments of approximately $431 million in large part due to proceeds from the sales of the Regional Media Group and 100 of our units in Fenway Sports Group. As of March 25, 2012, our total debt and capital lease obligations were approximately $774 million and our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, or “net debt,” were approximately $343 million. We believe net debt provides a useful measure of our liquidity and overall debt position. As of March 25, 2012, we had no outstanding borrowings under our $125.0 million asset-backed five-year revolving credit facility. See the “Recent Developments” section for additional information on the sales of the Regional Media Group and a portion of our ownership interest in Fenway Sports Group.
We expect the following on a pre-tax basis in 2012:

▪	Results from joint ventures: $8 to $10 million,

▪	Depreciation and amortization: $105 to $110 million,

▪	Interest expense, net: $60 to $65 million, and

▪	Capital expenditures: $50 to $60 million.

RECENT DEVELOPMENTS

Impairment of Investments
In the first quarter of 2012, we recorded a non-cash impairment charge of $4.9 million to reduce the carrying value of certain investments to fair value. The impairment charge was primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.

Gain on Sale of Investment
On February 3, 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million. We recorded a pre-tax gain on the sale of $17.8 million in the first quarter of 2012. Following the sale, we own 210 units, or 4.97%, of Fenway Sports Group. We continue to market our remaining 210 units in Fenway Sports Group for sale, in whole or in parts.
Sale of Regional Media Group – Discontinued Operations
On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The sale resulted in an after-tax gain of $30.2 million in the first quarter of 2012. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million, which we are using for general corporate purposes.
The results for the Regional Media Group, which had previously been included in the News Media Group reportable segment, have been classified as discontinued operations for all periods presented.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011	% Change
Revenues
Advertising	$237,868	$258,931	(8.1)
Circulation	226,994	206,928	9.7
Other	34,514	34,805	(0.8)
Total revenues	499,376	500,664	(0.3)
Operating costs
Production costs:
Raw materials	33,363	34,153	(2.3)
Wages and benefits	111,787	112,460	(0.6)
Other	68,042	68,393	(0.5)
Total production costs	213,192	215,006	(0.8)
Selling, general and administrative costs	234,278	234,066	0.1
Depreciation and amortization	32,290	25,673	25.8
Total operating costs	479,760	474,745	1.1
Operating profit	19,616	25,919	(24.3)
Gain on sale of investment	17,848	5,898	*
Impairment of investments	4,900	—	N/A
Loss from joint ventures	29	5,749	(99.5)
Interest expense, net	15,452	24,591	(37.2)
Income from continuing operations before income taxes	17,083	1,477	*
Income tax expense/(benefit)	4,076	(596)	*
Income from continuing operations	13,007	2,073	*
Income from discontinued operations, net of income taxes	29,070	3,153	*
Net income	42,077	5,226	*
Net loss attributable to the noncontrolling interest	53	193	(72.5)
Net income attributable to The New York Times Company common stockholders	$42,130	$5,419	*
* Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011	% Change
News Media Group	$475,432	$469,522	1.3
About Group	23,944	31,142	(23.1)
Total revenues	$499,376	$500,664	(0.3)

News Media Group

Advertising, circulation and other revenues by division of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011	% Change
The New York Times Media Group
Advertising	$173,359	$181,546	(4.5)
Circulation	189,967	168,362	12.8
Other	20,723	23,195	(10.7)
Total	$384,049	$373,103	2.9
New England Media Group
Advertising	$41,875	$47,719	(12.2)
Circulation	37,027	38,566	(4.0)
Other	12,481	10,134	23.2
Total	$91,383	$96,419	(5.2)
Total News Media Group
Advertising	$215,234	$229,265	(6.1)
Circulation	226,994	206,928	9.7
Other	33,204	33,329	(0.4)
Total	$475,432	$469,522	1.3

Advertising Revenues
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Advertising spending, which drives a significant portion of revenues, is susceptible to economic conditions and the ongoing transformation in our industry. During the first quarter of 2012, the advertising marketplace remained challenging as advertisers continued to exercise caution in response to the uneven U.S. economic environment and uncertain global conditions. Changes in spending patterns and marketing strategies of our advertisers in response to such conditions and alternative digital advertising platforms contributed to the declines in both our print and digital advertising revenues during the first quarter of 2012. Print advertising revenue trends in the first quarter of 2012 were similar to those in the fourth quarter of 2011, while digital advertising revenues declined in the first quarter of 2012 compared with the same period in 2011. Digital advertising revenues were under pressure in January and February, but returned to growth in March 2012.
Total News Media Group advertising revenues decreased 6.1% in the first quarter of 2012 compared with the first quarter of 2011 due to lower print and digital advertising revenues across most advertising categories. Print advertising revenues represented approximately 77% of total advertising revenues for the News Media Group. In the first quarter of 2012, print advertising revenues declined 7.2% and digital advertising revenues declined 2.3% mainly due to lower national and classified advertising revenues, compared with the same prior-year period.
Advertising revenues (print and digital) by category for the News Media Group were as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011	% Change
National	$145,397	$154,668	(6.0)
Retail	34,301	34,588	(0.8)
Classified	30,293	33,673	(10.0)
Other	5,243	6,336	(17.3)
Total	$215,234	$229,265	(6.1)

Below is a percentage breakdown of advertising revenues in the first quarter of 2012 (print and digital) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenues	Total
The New York Times Media Group	77%	12%	3%	4%	1%	2%	10%	1%	100%
New England Media Group	28%	30%	6%	6%	11%	9%	32%	10%	100%
Total News Media Group	68%	16%	3%	5%	3%	3%	14%	2%	100%

The New York Times Media Group

Total advertising revenues decreased in the first quarter of 2012 compared with the same period in 2011 due to lower print and digital advertising revenues. Print advertising revenues were affected by declines in advertiser spending in most advertising categories, reflecting the continued uneven U.S. economic environment, uncertain global conditions and secular transformation of our industry. Reduced spending on digital platforms, primarily in the real estate classified and national advertising categories, contributed to lower digital advertising revenues.

During the first quarter of 2012, the declines in total national and classified advertising revenues were offset in part by higher print and digital retail advertising revenues, compared with the first quarter of 2011. The decrease in total national advertising revenues was mainly driven by declines in the corporate, national automotive and telecommunications categories offset in part by growth in the luxury category. The declines in total classified advertising revenues were primarily in the real estate category. Total retail advertising revenues increased as advertisers increased spending mainly in the department stores category.

New England Media Group

Total advertising revenues declined in the first quarter of 2012 compared with the same period in 2011 due to declines in both print and digital advertising revenues. The decline in print advertising revenues was driven by lower advertising in all categories, reflecting uncertain national and local economic conditions and secular forces in our industry. The decrease in digital advertising revenues was mainly due to reduced spending in the national category partially offset by higher spending in the automotive classified category.

During the first quarter of 2012, total advertising revenues declined due to lower national, retail and classified advertising revenues. The declines in total national advertising revenues were mainly driven by lower advertiser spending in the banks and telecommunications categories. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the electronics/appliance and department stores categories. The soft economic environment coupled with secular changes in our industry contributed to declines in total classified advertising revenues, primarily in the real estate and automotive categories.

Circulation Revenues

Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy and bulk sales) and digital subscriptions sold and the rates charged to the respective customers. Total circulation revenues consist of revenues from our print and digital products, including The Times digital subscription packages on NYTimes.com and across other digital platforms, which began in the second quarter of 2011, as well as BostonGlobe.com and digital subscription packages at the IHT, which started in the fourth quarter of 2011.

Circulation revenues increased 9.7% in the first quarter of 2012 compared with the first quarter of 2011 as the addition of digital subscription offerings and the increase in home-delivery and weekday single-copy prices in January 2012 at The Times offset a decline in print copies sold across the News Media Group. In addition, during the first quarter of 2012, the rate of home-delivery circulation volume declines moderated at The Times following the launch of digital subscriptions due to new orders and improved retention rates.

Other Revenues

Other revenues primarily consist of revenues from news services/syndication, rental income, digital archives, commercial printing and direct mail advertising services. Other revenues decreased in the first quarter of 2012 compared with the same period in 2011.

About Group

About Group revenues decreased in the first quarter of 2012 compared with the same period in 2011 mainly due to lower cost-per-click and display advertising. The declines in cost-per-click advertising revenues were due to lower click-through rates and cost-per-click advertising rates. The declines in cost-per-click advertising rates were in line with the marketplace. During the first quarter of 2012, lower display advertising revenues continued to result from competitive marketplace pressures as well as uneven economic conditions.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011	% Change
Production costs:
Raw materials	$33,363	$34,153	(2.3)
Wages and benefits	111,787	112,460	(0.6)
Other	68,042	68,393	(0.5)
Total production costs	213,192	215,006	(0.8)
Selling, general and administrative costs	234,278	234,066	0.1
Depreciation and amortization	32,290	25,673	25.8
Total operating costs	$479,760	$474,745	1.1

Production Costs

Production costs decreased in the first quarter of 2012 compared with the same period in 2011 mainly due to lower benefits expense (approximately $4 million) and outside printing costs (approximately $3 million), offset in part by higher compensation costs (approximately $3 million) and various other costs. Benefits expense declined mainly due to lower pension benefits expense. Cost-saving initiatives primarily contributed to the decline in outside printing costs. Compensation costs increased mainly due to costs associated with our digital initiatives and annual salary increases.

Selling, General and Administrative Costs

Selling, general and administrative costs were flat in the first quarter of 2012 compared with the same period in 2011 as higher severance costs (approximately $5 million) were mostly offset by lower benefits expense (approximately $4 million) and compensation costs (approximately $1 million). The increase in severance costs was driven by the level of workforce reduction programs quarter-over-quarter at Corporate and the News Media Group. Benefits expense declined mainly due to lower pension benefits expense. Compensation costs declined mainly due to lower stock-based and variable compensation, offset in part by costs associated with our digital initiatives and annual salary increases.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment and for the Company as a whole, was as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011	% Change
News Media Group	$30,116	$22,923	31.4
About Group	2,174	2,750	(20.9)
Total depreciation and amortization	$32,290	$25,673	25.8

Depreciation and amortization expense at the News Media Group increased in the first quarter of 2012 compared with the first quarter of 2011 primarily due to the $6.7 million of accelerated depreciation expense recognized for certain assets at the T&G’s facility in Millbury, Mass., associated with the consolidation of most of T&G’s printing into the Globe’s facility in Boston, Mass., which was completed early in the second quarter of 2012.

Segment Operating Costs

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011	% Change
News Media Group	$452,358	$443,646	2.0
About Group	16,948	16,995	(0.3)
Corporate	10,454	14,104	(25.9)
Total operating costs	$479,760	$474,745	1.1

News Media Group

Operating costs for the News Media Group increased in the first quarter of 2012 compared with the first quarter of 2011. This was primarily due to higher depreciation and amortization expense (approximately $7 million), compensation costs (approximately $6 million), severance costs (approximately $2 million) and promotion costs (approximately $1 million), offset in part by lower benefits (approximately $6 million) and outside printing expense (approximately $3 million). Depreciation and amortization expense increased primarily due to the accelerated depreciation expense recognized for certain assets at the T&G’s facility in Millbury, Mass. Compensation costs increased mainly due to costs associated with our digital initiatives and annual salary increases. Higher severance expense primarily resulted from the level of workforce reduction programs quarter-over-quarter. Promotion costs were higher mainly as a result of our digital subscription initiatives. Benefits expense declined mainly due to lower pension benefits expense. Cost-saving initiatives primarily contributed to lower outside printing costs.

About Group

Operating costs for the About Group decreased slightly in the first quarter of 2012 compared with the same prior-year period. Operating costs in the first quarter of 2011 were primarily affected by a benefit from the sale of UCompareHealthCare.com in February 2011, which offset the declines in compensation and benefits expense ($0.7 million) and depreciation and amortization expense ($0.6 million) in the first quarter of 2012.

Corporate

Operating costs for Corporate decreased in the first quarter of 2012 compared with the first quarter of 2011 primarily due to a decline in compensation costs (approximately $4 million) driven by lower variable and stock-based compensation. Lower benefits expense of approximately $2 million, which was primarily driven by lower pension and other employee benefits expense, was offset by higher severance costs of approximately $2 million. The increase in severance costs was driven by the level of workforce reduction programs quarter-over-quarter.

Operating Profit/(Loss)

Consolidated operating profit/(loss), by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011	% Change
News Media Group	$23,074	$25,876	(10.8)
About Group	6,996	14,147	(50.5)
Corporate	(10,454)	(14,104)	(25.9)
Total operating profit	$19,616	$25,919	(24.3)

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating profit/(loss) are previously discussed under “Recent Developments,” “Revenues” and “Operating Costs.”

Non-Operating Items

Joint Ventures

Loss from joint ventures was $29,000 in the first quarter of 2012 compared with $5.7 million in the first quarter of 2011. Joint venture results in the first quarter of 2012 were primarily impacted by the change in accounting for our investment in Fenway Sports Group and improved results for the paper mills. Effective with the sale of 100 units in Fenway Sports Group on February 3, 2012, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method. Therefore, we no longer recognize our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Condensed Consolidated Statements of Operations.

Gain on Sale of Investment

In the first quarter of 2012, we sold 100 of our units in Fenway Sports Group, resulting in a pre-tax gain of $17.8 million. See the “Recent Developments” section above for additional information on this sale.

In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a job listing aggregator, resulting in a pre-tax gain of $5.9 million. We retain a substantial portion of our initial interest in Indeed.com.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011
Cash interest expense	$14,362	$22,953
Non-cash amortization of discount on debt	1,159	2,102
Capitalized interest	(7)	(305)
Interest income	(62)	(159)
Total interest expense, net	$15,452	$24,591

“Interest expense, net” decreased in the first quarter of 2012 compared with the first quarter of 2011 mainly due to the prepayment of our 14.053% senior notes on August 15, 2011.

Income Taxes

We had an effective tax rate of 23.9% in the first quarter of 2012, impacted by an adjustment to reduce our reserve for uncertain tax positions.

We had a tax benefit of $0.6 million on pre-tax income of $1.5 million in the first quarter of 2011. The tax benefit was driven by an adjustment to reduce our reserve for uncertain tax positions.

Discontinued Operations

On January 6, 2012, we completed the sale of the Regional Media Group. See the “Recent Developments” section above for additional information on this sale.

The following table summarizes the results of operations for the Regional Media Group presented as discontinued operations from December 26, 2011 through the date of sale on January 6, 2012 and for the quarter ended March 27, 2011.

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011
Revenues	$6,115	$65,840
Total operating costs	8,017	60,685
Pre-tax (loss)/income	(1,902)	5,155
Income tax (benefit)/expense	(736)	2,002
(Loss)/income from discontinued operations, net of income taxes	(1,166)	3,153
Gain on sale, net of income taxes:
Gain on sale	2,309	—
Income tax benefit(1)	27,927	—
Gain on sale, net of income taxes	30,236	—
Income from discontinued operations, net of income taxes	$29,070	$3,153
(1) Tax benefit is primarily due to a tax deduction for goodwill.

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other financing sources, will be sufficient to meet our financing needs over the next twelve months. We have continued to manage our liquidity position and will remain focused on improving our financial flexibility. As of March 25, 2012, we had total debt and capital lease obligations of approximately $774 million and cash, cash equivalents and short-term investments of approximately $431 million. Accordingly, our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, was approximately $343 million. Our liquidity position improved by more than $150 million in the first quarter of 2012 from the fourth quarter of 2011 largely due to proceeds from the sales of the Regional Media Group and 100 of our units in Fenway Sports Group in the first quarter of 2012. As of March 25, 2012, we had no outstanding borrowings under our $125.0 million asset-backed five-year revolving credit facility. See the “Recent Developments” section for additional information on the sales of the Regional Media Group and a portion of our ownership interest in Fenway Sports Group.

Contributions to our qualified pension plans can have a significant impact on cash flows. We have addressed a significant portion of our minimum funding requirements for 2012 through prior discretionary contributions. In 2012, we expect to make mandatory contributions of approximately $47 million, primarily contractual contributions to The New York Times Newspaper Guild pension plan (of which approximately $12 million was made in the first quarter of 2012). In addition to contractual contributions to The New York Times Newspaper Guild pension plan and our minimum funding requirements, we may make discretionary contributions in 2012 to our Company-sponsored qualified pension plans depending on cash flows, pension asset performance, interest rates and other factors.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 25, 2012	March 27, 2011
Operating Activities	$(9,607)	$(45,154)
Investing Activities	$40,792	$(172,420)
Financing Activities	$(51)	$71

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

The improvement in net cash used in operating activities was driven by lower pension contributions to certain qualified pension plans in the first quarter of 2012 (approximately $12 million) compared with the first quarter of 2011 (approximately $54 million).

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

In the first quarter of 2012, net cash provided by investing activities was mainly due to proceeds from the sale of the Regional Media Group on January 6, 2012, short-term investments that matured, and the sale of 100 of our units in Fenway Sports Group on February 3, 2012, offset in part by purchases of short-term investments and capital expenditures. In the first quarter of 2011, net cash used in investing activities was mainly due to purchases of short-term investments.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, long-term debt and capital lease obligations.

In the first quarter of 2012, net cash used in financing activities was primarily for repayments of capital lease obligations offset by funds from stock option exercises. In the first quarter of 2011, net cash provided by financing activities was primarily related to funds from stock option exercises.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Restricted Cash

We were required to maintain $27.3 million of restricted cash as of March 25, 2012 subject to certain collateral requirements, primarily for obligations under our workers’ compensation programs.

Third-Party Financing

As of March 25, 2012, our current indebtedness included senior notes and a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	March 25, 2012	December 25, 2011
Senior notes due 2012	4.610%	$74,934	$74,900
Senior notes due 2015	5.0%	249,899	249,891
Senior notes due 2016	6.625%	220,966	220,787
Option to repurchase ownership interest in headquarters building in 2019		221,799	220,861
Total debt		767,598	766,439
Capital lease obligations		6,685	6,681
Total debt and capital lease obligations		$774,283	$773,120

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $818 million as of March 25, 2012 and $800 million as of December 25, 2011.

As of March 25, 2012, there were no outstanding borrowings under our $125.0 million asset-backed five-year revolving credit facility.

We were in compliance with our covenants under our third-party financing arrangements as of March 25, 2012.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 25, 2011. As of March 25, 2012, our critical accounting policies have not changed materially from December 25, 2011.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 25, 2011. As of March 25, 2012, our contractual obligations and off-balance sheet arrangements have not changed materially from December 25, 2011.

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

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in our Annual Report on Form 10-K for the year ended December 25, 2011, as well as other risks and factors identified from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 25, 2011, details our disclosures about market risk. As of March 25, 2012, there were no material changes in our market risks from December 25, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 25, 2012. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 25, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On February 21, 2012, we issued 500 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversions, which were in accordance with our Certificate of Incorporation, did not involve a public offering and were exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
December 26, 2011 – January 29, 2012	—	—	—	$91,386,000
January 30, 2012 – February 26, 2012	—	—	—	$91,386,000
February 27, 2012 – March 25, 2012	—	—	—	$91,386,000
Total for the first quarter of 2012	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the first quarter of 2012, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of April 27, 2012, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: May 3, 2012	/s/ JAMES M. FOLLO
James M. Follo Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 25, 2012

Exhibit No.

2.1
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