Form 10-Q
period 2012-06-24
NEW YORK TIMES CO
filed 2012-08-03
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of July 27, 2012 (exclusive of treasury shares):

Class A Common Stock	147,456,794	shares
Class B Common Stock	818,385	shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(13 weeks)		(26 weeks)
Revenues
Advertising	$244,259	$262,104	$482,127	$521,035
Circulation	233,291	215,388	460,285	422,316
Other	37,662	34,496	72,176	69,301
Total revenues	515,212	511,988	1,014,588	1,012,652
Operating costs
Production costs:
Raw materials	33,596	34,222	66,959	68,375
Wages and benefits	110,203	107,454	221,990	219,914
Other	68,899	68,172	136,941	136,565
Total production costs	212,698	209,848	425,890	424,854
Selling, general and administrative costs	226,223	230,595	460,501	464,661
Depreciation and amortization	25,183	26,600	57,473	52,273
Total operating costs	464,104	467,043	943,864	941,788
Impairment of assets	194,732	9,225	194,732	9,225
Pension withdrawal expense	—	4,228	—	4,228
Operating (loss)/profit	(143,624)	31,492	(124,008)	57,411
Gain on sale of investments	37,797	—	55,645	5,898
Impairment of investments	—	—	4,900	—
Income/(loss) from joint ventures	1,079	2,791	1,050	(2,958)
Interest expense, net	15,464	25,152	30,916	49,743
(Loss)/income from continuing operations before income taxes	(120,212)	9,131	(103,129)	10,608
Income tax benefit/(expense)	36,541	(1,505)	32,465	(909)
(Loss)/income from continuing operations	(83,671)	7,626	(70,664)	9,699
(Loss)/income from discontinued operations, net of income taxes	(4,505)	(127,449)	24,565	(124,296)
Net loss	(88,176)	(119,823)	(46,099)	(114,597)
Net loss attributable to the noncontrolling interest	27	105	80	298
Net loss attributable to The New York Times Company common stockholders	$(88,149)	$(119,718)	$(46,019)	$(114,299)
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(83,644)	$7,731	$(70,584)	$9,997
(Loss)/income from discontinued operations, net of income taxes	(4,505)	(127,449)	24,565	(124,296)
Net loss	$(88,149)	$(119,718)	$(46,019)	$(114,299)
Average number of common shares outstanding:
Basic	148,005	147,176	147,936	146,976
Diluted	148,005	151,802	147,936	152,945
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.57)	$0.05	$(0.48)	$0.07
(Loss)/income from discontinued operations, net of income taxes	(0.03)	(0.86)	0.17	(0.85)
Net loss	$(0.60)	$(0.81)	$(0.31)	$(0.78)
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.57)	$0.05	$(0.48)	$0.06
(Loss)/income from discontinued operations, net of income taxes	(0.03)	(0.84)	0.17	(0.81)
Net loss	$(0.60)	$(0.79)	$(0.31)	$(0.75)
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(13 weeks)		(26 weeks)
Net loss	$(88,176)	$(119,823)	$(46,099)	$(114,597)
Other comprehensive (loss)/income, before tax:
Foreign currency translation adjustments	(6,712)	699	(4,399)	8,444
Unrealized derivative gain on cash-flow hedge of equity method investment	—	—	1,143	77
Unrealized (loss)/gain on available-for-sale security	(3,425)	—	3,589	—
Pension and postretirement benefits obligation:
Adjustments related to pension and postretirement benefits obligation	—	—	(16,090)	—
Amortization of unrecognized amounts included in pension and postretirement benefits obligation	5,888	4,030	11,771	8,643
Total pension and postretirement benefits obligation	5,888	4,030	(4,319)	8,643
Other comprehensive (loss)/income, before tax	(4,249)	4,729	(3,986)	17,164
Income tax benefit/(expense)	1,618	(2,029)	1,753	(6,981)
Other comprehensive (loss)/income, net of tax	(2,631)	2,700	(2,233)	10,183
Comprehensive loss	(90,807)	(117,123)	(48,332)	(104,414)
Comprehensive loss attributable to the noncontrolling interest	27	105	80	298
Comprehensive loss attributable to The New York Times Company common stockholders	$(90,780)	$(117,018)	$(48,252)	$(104,116)
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 24, 2012	December 25, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$290,292	$175,151
Short-term investments	279,858	104,846
Restricted cash	24,341	27,628
Accounts receivable (net of allowances of $17,177 in 2012 and $17,412 in 2011)	227,932	261,805
Inventories:
Newsprint and magazine paper	13,589	14,567
Other inventory	2,817	3,213
Total inventories	16,406	17,780
Deferred income taxes	73,055	73,055
Other current assets	50,556	56,961
Assets held for sale	—	178,181
Total current assets	962,440	895,407
Other assets
Investments in joint ventures	43,541	82,019
Property, plant and equipment (less accumulated depreciation and amortization of $916,705 in 2012 and $868,798 in 2011)	896,093	938,903
Intangible assets acquired:
Goodwill (less accumulated impairment losses of $999,950 in 2012 and $805,218 in 2011)	291,294	488,894
Other intangible assets acquired (less accumulated amortization of $72,382 in 2012 and $69,952 in 2011)	14,793	17,285
Total intangible assets acquired	306,087	506,179
Deferred income taxes	348,101	280,283
Miscellaneous assets	160,544	180,659
Total assets	$2,716,806	$2,883,450
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 24, 2012	December 25, 2011
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$90,616	$98,385
Accrued payroll and other related liabilities	81,920	112,024
Unexpired subscriptions	65,776	63,103
Accrued expenses	130,419	165,564
Current portion of long-term debt and capital lease obligations	74,995	74,900
Total current liabilities	443,726	513,976
Other liabilities
Long-term debt and capital lease obligations	700,820	698,220
Pension benefits obligation	848,669	880,504
Postretirement benefits obligation	101,397	104,192
Other	155,353	177,049
Total other liabilities	1,806,239	1,859,965
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2012 – 150,085,772; 2011 – 150,007,446 (including treasury shares: 2012 – 2,836,305; 2011 – 2,979,786)	15,009	15,001
Class B – convertible – authorized and issued shares: 2012 – 818,385; 2011 – 818,885 (including treasury shares: 2012 – 0; 2011 – 0)	82	82
Additional paid-in capital	34,278	32,024
Retained earnings	1,040,606	1,086,625
Common stock held in treasury, at cost	(107,572)	(110,974)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	8,286	10,928
Unrealized derivative loss on cash-flow hedge of equity method investment	—	(652)
Change in unrealized gain on available-for-sale security	2,102	—
Funded status of benefit plans	(529,019)	(526,674)
Total accumulated other comprehensive loss, net of income taxes	(518,631)	(516,398)
Total New York Times Company stockholders’ equity	463,772	506,360
Noncontrolling interest	3,069	3,149
Total stockholders’ equity	466,841	509,509
Total liabilities and stockholders’ equity	$2,716,806	$2,883,450
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 24, 2012	June 26, 2011
	(26 weeks)
Cash flows from operating activities
Net loss	$(46,099)	$(114,597)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of assets	194,732	161,318
Pension withdrawal expense	—	4,228
Gain on sale of investments	(55,645)	(5,898)
Impairment of investments	4,900	—
Loss on sale of Regional Media Group	4,717	—
Depreciation and amortization	57,811	58,195
Stock-based compensation expense	4,144	6,812
Undistributed loss of equity method investments–net of dividends	4,769	2,958
Long-term retirement benefit obligations	(20,253)	(52,896)
Other–net	4,934	6,323
Changes in operating assets and liabilities–net of dispositions:
Accounts receivable–net	35,954	43,625
Inventories	814	699
Other current assets	(3,085)	1,853
Accounts payable and other liabilities	(116,700)	(70,105)
Unexpired subscriptions	2,878	2,646
Net cash provided by operating activities	73,871	45,161
Cash flows from investing activities
Purchases of short-term investments	(284,856)	(259,724)
Proceeds from sale of Regional Media Group	140,044	—
Maturities of short-term investments	109,844	64,961
Proceeds from sale of investments–net of purchases	92,525	5,475
Capital expenditures	(19,215)	(23,449)
Change in restricted cash	3,287	(28,628)
Proceeds from the sale of assets	—	4,597
Net cash provided by/(used in) investing activities	41,629	(236,768)
Cash flows from financing activities
Long-term obligations:
Repayments	(280)	(294)
Capital shares:
Issuances	207	218
Net cash used in financing activities	(73)	(76)
Increase/(decrease) in cash and cash equivalents	115,427	(191,683)
Effect of exchange rate changes on cash and cash equivalents	(286)	466
Cash and cash equivalents at the beginning of the year	175,151	369,668
Cash and cash equivalents at the end of the quarter	$290,292	$178,451
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 24, 2012, and December 25, 2011, and the results of operations and cash flows of the Company for the periods ended June 24, 2012, and June 26, 2011. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 25, 2011. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the full six-month periods.

For comparability, certain prior-year amounts have been reclassified to conform with the 2012 presentation, specifically reclassifications related to a discontinued operation (see Note 12).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 24, 2012, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 25, 2011, have not changed materially.

We report components of comprehensive income in two separate but consecutive statements consisting of an income statement followed by a separate statement of comprehensive income/(loss) in accordance with the Financial Accounting Standard Board’s amended guidance on the presentation of comprehensive income. The new guidance was effective for us in the first quarter of 2012.

NOTE 3. SHORT-TERM INVESTMENTS

We have short-term investments, with original maturities of longer than 3 months, in U.S. Treasury securities and commercial paper as of June 24, 2012, and in U.S. Treasury securities as of December 25, 2011. Since we have the intention and ability to hold these investments to maturity, they are classified as held-to-maturity and are reported at amortized cost.

The carrying value of the short-term investments was $279.9 million as of June 24, 2012, which included approximately $270 million in U.S. Treasury securities and approximately $10 million in commercial paper, and $104.8 million in U.S. Treasury securities as of December 25, 2011. The short-term investments have remaining maturities of about 1 month to 8 months as of June 24, 2012.

See Note 9 for information regarding the fair value of our short-term investments.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 4. IMPAIRMENT OF ASSETS

About Group

Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the About Group, we performed an interim impairment test as of June 24, 2012.

The interim impairment test resulted in a $194.7 million estimated non-cash charge in the second quarter of 2012 for the impairment of goodwill at the About Group. Any change to the estimate of the impairment charge will be recorded in the third quarter of 2012 when we complete the impairment test.

While we saw improvements in total advertising trends for the About Group in the second quarter of 2012 compared with first-quarter 2012 levels, our expectations for future operating results and cash flows in the long-term are lower than our previous estimates primarily driven by a reassessment of the sustainability of our estimated long-term growth rate for display advertising. The reduction in our estimated long-term growth rate resulted in the carrying value of the net assets being greater than their fair value, and therefore a write-down of goodwill to its fair value was required.

The fair value of the About Group’s goodwill was the residual fair value after allocating the total fair value of the About Group to its other assets, net of liabilities. See Note 9 for information regarding the fair value of goodwill.

Assets Held for Sale

In the second quarter of 2011, we classified certain assets as held for sale at The New York Times Media Group, primarily of Baseline, a leading online subscription database and research service for information on the film and television industries and a provider of premium film and television data to Web sites, which was part of the News Media Group reportable segment. The carrying value of these assets was greater than their fair value, less cost to sell, resulting in an impairment of certain intangible assets and property totaling $9.2 million. The impairment charge reduced the carrying value of intangible assets to $0 and the property to a nominal value. In October 2011, we completed the sale of Baseline, which resulted in a nominal gain.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED

The following tables display the carrying amount of goodwill and other intangible assets acquired as of June 24, 2012 and December 25, 2011.
The table below includes goodwill impaired during the second quarter of 2012 at the About Group (see Note 4).
The changes in the carrying amount of goodwill were as follows:

(In thousands)	News Media Group	About Group	Total
Balance as of December 25, 2011:
Goodwill	$926,836	$367,276	$1,294,112
Accumulated impairment losses	(805,218)	—	(805,218)
Balance as of December 25, 2011	121,618	367,276	488,894
Goodwill impaired during year	—	(194,732)	(194,732)
Foreign currency translation	(2,868)	—	(2,868)
Balance as of June 24, 2012:
Goodwill	923,968	367,276	1,291,244
Accumulated impairment losses	(805,218)	(194,732)	(999,950)
Balance as of June 24, 2012	$118,750	$172,544	$291,294

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other intangible assets acquired were as follows:

	June 24, 2012				December 25, 2011
(In thousands, except years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Useful Life (Years)
Amortized other intangible assets:
Content	$21,384	$(19,433)	$1,951	1	$21,384	$(18,133)	$3,251	1
Customer lists	23,341	(21,558)	1,783	2	23,355	(20,796)	2,559	2
Other	32,607	(31,391)	1,216	5	32,657	(31,023)	1,634	4
Total	$77,332	$(72,382)	4,950		$77,396	$(69,952)	7,444
Unamortized other intangible assets:
Trade names			9,843				9,841
Total other intangible assets acquired			$14,793				$17,285

Amortization expense related to other intangible assets acquired that are subject to amortization was $2.5 million in the first six months of 2012 and is expected to be $2.2 million for the remainder of fiscal year 2012.

Amortization expense for the next five years related to these intangible assets is expected to be as follows:

(In thousands)	Amount
2013	$1,500
2014	560
2015	330
2016	250
2017	100

NOTE 6. INVESTMENTS

Equity Method Investments

As of June 24, 2012, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC	49%
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
quadrantONE LLC	25%

Cost Method Investments

In February 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million (pre-tax gain of $17.8 million in the first quarter of 2012) and in May 2012, we completed the sale of our remaining 210 units for an aggregate price of $63.0 million (pre-tax gain of $37.8 million in the second quarter of 2012). These sales resulted in a pre-tax gain of $55.6 million in 2012. Effective with the February 2012 sale, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method in the first quarter of 2012. Therefore, starting in February 2012, we no longer recognized our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Condensed Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

In the first quarter of 2012, we recorded a non-cash impairment charge of $4.9 million to reduce the carrying value of certain investments to fair value. The impairment charge was primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers. See Note 9 for additional information regarding the fair value of these investments.

In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a job listing aggregator, resulting in a pre-tax gain of $5.9 million. We retain a substantial portion of our initial interest in Indeed.com.

Available-for-Sale Security

In connection with the initial public offering of Brightcove, Inc. in the first quarter of 2012, changes in the fair value of our investment in Brightcove, Inc. (available-for-sale security) are recognized as unrealized gains or losses within “Miscellaneous assets” and “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheet. As of June 24, 2012, we recognized an unrealized gain of $3.6 million ($2.1 million after-tax). See Note 9 for additional information regarding the fair value of our investment in Brightcove, Inc.

NOTE 7. DEBT OBLIGATIONS
As of June 24, 2012, our current indebtedness included senior notes and a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	June 24, 2012	December 25, 2011
Senior notes due 2012	4.610%	$74,968	$74,900
Senior notes due 2015	5.0%	249,907	249,891
Senior notes due 2016	6.625%	221,147	220,787
Option to repurchase ownership interest in headquarters building in 2019		222,674	220,861
Total debt		768,696	766,439
Capital lease obligations		7,119	6,681
Total debt and capital lease obligations		$775,815	$773,120
See Note 9 for information regarding the fair value of our long-term debt.
As of June 24, 2012, there were $0 outstanding borrowings under our $125.0 million asset-backed 5-year revolving credit facility.
Interest Expense, Net
“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Cash interest expense	$14,434	$23,215	$28,796	$46,168
Non-cash amortization of discount on debt	1,098	2,085	2,257	4,187
Capitalized interest	(7)	(27)	(14)	(332)
Interest income	(61)	(121)	(123)	(280)
Total interest expense, net	$15,464	$25,152	$30,916	$49,743

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 8. OTHER

Severance Costs

We recognized severance costs of $1.8 million in the second quarter of 2012 and $7.1 million in the first six months of 2012. These costs were recognized at the News Media Group and Corporate and are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations. As of June 24, 2012, we had a severance liability of approximately $12 million included in “Accrued expenses” in our Condensed Consolidated Balance Sheet.

Accelerated Depreciation

In the first quarter of 2012, we recorded a $6.7 million charge for accelerated depreciation for certain assets at the Worcester Telegram & Gazette’s (“T&G”) facility in Millbury, Mass., associated with the consolidation of most of T&G’s printing into The Boston Globe’s (the “Globe”) facility in Boston, Mass., which was completed early in the second quarter of 2012.

NOTE 9. FAIR VALUE MEASUREMENTS
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
Assets Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of June 24, 2012:

(In thousands)	June 24, 2012
	Total	Level 1	Level 2	Level 3
Available-for-sale security	$10,591	$10,591	$—	$—
Certain financial assets are valued using market prices on the active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. In the first quarter of 2012, the common stock of Brightcove, Inc. (available-for-sale security) began to trade on an active market (see Note 6).

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, other intangible assets, property, plant and equipment and certain investments, are only recorded at fair value if an impairment charge is recognized. The following table presents non-financial assets that were measured and recorded at fair value on a non-recurring basis and the impairment loss recorded during 2012 on those assets:

(In thousands)	Carrying Value	Fair Value Measured and Recorded Using			Impairment Losses
	as of June 24, 2012	Level 1	Level 2	Level 3	2012
Goodwill	$172,544	$—	$—	$172,544	$194,732
Cost method investments	$600	$—	$—	$600	$4,900
The impairment charge in the second quarter of 2012 was related to goodwill at the About Group (see Note 4). The total fair value of the About Group was determined using a discounted cash flow model (present value of future cash flows). We estimated a 3.5% annual growth rate to arrive at a residual year representing the perpetual cash flows of the About Group. The residual year cash flow was capitalized to arrive at the terminal value of the About Group. Utilizing a discount rate of 15.0%, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value of the About Group. In our 2011 annual impairment test, we had assumed a 5.0% annual growth rate and a 13.8% discount rate. In determining the appropriate discount rate, we considered the weighted-average cost of capital for comparable companies.
The impairment charge in the first quarter of 2012, which was primarily related to our investment in Ongo Inc., was due to events that reduced the fair value of our investments (see Note 6). We determined the fair value of these investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable companies. The income approach includes the use of a discounted cash flow model.
Financial Instruments Disclosed, But Not Recorded, at Fair Value
Our short-term investments, which include U.S. Treasury securities and commercial paper, are recorded at amortized cost (see Note 3). As of June 24, 2012 and December 25, 2011, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $694 million as of June 24, 2012 and $692 million as of December 25, 2011. The fair value of our long-term debt was approximately $824 million as of June 24, 2012 and $800 million as of December 25, 2011. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension

Single-Employer Plans
The components of net periodic pension cost of all Company-sponsored defined benefit pension plans and The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, were as follows:

	For the Quarters Ended
	June 24, 2012			June 26, 2011
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,894	$377	$3,271	$3,019	$377	$3,396
Interest cost	24,130	3,165	27,295	24,998	3,286	28,284
Expected return on plan assets	(29,614)	—	(29,614)	(27,953)	—	(27,953)
Amortization of prior service cost	201	—	201	201	—	201
Recognized actuarial loss	7,471	1,162	8,633	6,445	804	7,249
Net periodic pension cost	$5,082	$4,704	$9,786	$6,710	$4,467	$11,177

	For the Six Months Ended
	June 24, 2012			June 26, 2011
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$5,901	$754	$6,655	$6,038	$754	$6,792
Interest cost	48,317	6,330	54,647	49,996	6,572	56,568
Expected return on plan assets	(59,191)	—	(59,191)	(55,906)	—	(55,906)
Amortization of prior service cost	402	—	402	402	—	402
Recognized actuarial loss	14,937	2,324	17,261	12,890	1,608	14,498
Net periodic pension cost	$10,366	$9,408	$19,774	$13,420	$8,934	$22,354

Pursuant to an amendment to a collective bargaining agreement covering the mailers of The New York Times (“The Times”), we froze such mailers’ benefit accruals under a Company-sponsored pension plan. This resulted in a remeasurement and curtailment of the pension plan in the first quarter of 2012, which reduced the underfunded status of the plan by approximately $3 million. This amount is recognized within “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheet as of June 24, 2012.

In 2012, we expect to make mandatory contributions of approximately $47 million (of which approximately $24 million was made in the first six months of 2012), primarily contractual contributions to The New York Times Newspaper Guild pension plan. In addition to contractual contributions to The New York Times Newspaper Guild pension plan and our minimum funding requirements, we may make discretionary contributions in 2012 to our Company-sponsored qualified pension plans depending on cash flows, pension asset performance, interest rates and other factors.

Multiemployer Plans
In the second quarter of 2011, certain employees of the Globe represented by a union ratified amendments to their collective bargaining agreement, which resulted in a partial withdrawal from a multiemployer pension plan. We recorded an estimated $4.2 million charge related to our withdrawal obligation under this multiemployer pension plan.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Postretirement Benefits

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Service cost	$239	$290	$478	$580
Interest cost	1,246	1,825	2,492	3,650
Amortization of prior service credit	(3,778)	(3,901)	(7,556)	(7,802)
Recognized actuarial loss	832	481	1,664	962
Curtailment gain	—	—	(27,213)	—
Net periodic postretirement benefit income	$(1,461)	$(1,305)	$(30,135)	$(2,610)

In the first quarter of 2012, we sold the Regional Media Group (see Note 12). The sale significantly reduced the expected years of future service for current employees, resulting in a remeasurement and curtailment of a postretirement benefit plan. We recognized a curtailment gain of $27.2 million in the first quarter of 2012. The curtailment gain is included in the gain on the sale within “(Loss)/income from discontinued operations, net of income taxes” in the Condensed Consolidated Statement of Operations.
NOTE 11. INCOME TAXES

We had an income tax benefit of $36.5 million (effective tax rate of 30.4%) in the second quarter of 2012 and an income tax benefit of $32.5 million (effective tax rate of 31.5%) in the first six months of 2012. A lower tax rate applied to the charge for the impairment of goodwill at the About Group and the size of the charge relative to our total pre-tax loss from continuing operations had an unfavorable impact on the effective tax rate in both periods.

We had an effective tax rate of 16.5% in the second quarter of 2011 and 8.6% in the first six months of 2011. The effective tax rate for the second quarter and first six months of 2011 was favorably impacted by adjustments to reduce our reserve for uncertain tax positions and state law changes.

NOTE 12. DISCONTINUED OPERATIONS

On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million, which we are using for general corporate purposes. The sale resulted in an after-tax gain of $25.7 million (including post-closing adjustments recorded in the second quarter of 2012 totaling $4.5 million).

The results for the Regional Media Group, which had previously been included in the News Media Group reportable segment, have been classified as discontinued operations for all periods presented.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table summarizes the results of operations for the Regional Media Group presented as discontinued operations.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues	$—	$64,714	$6,115	$130,554
Total operating costs	—	58,190	8,017	118,875
Impairment of goodwill	—	152,093	—	152,093
Pre-tax loss	—	(145,569)	(1,902)	(140,414)
Income tax benefit(1)	—	18,120	736	16,118
Loss from discontinued operations, net of income taxes	—	(127,449)	(1,166)	(124,296)
(Loss)/gain on sale, net of income taxes:
Loss on sale	(7,026)	—	(4,717)	—
Income tax benefit(2)	2,521	—	30,448	—
(Loss)/gain on sale, net of income taxes	(4,505)	—	25,731	—
(Loss)/income from discontinued operations, net of income taxes	$(4,505)	$(127,449)	$24,565	$(124,296)
(1) The income tax benefit in 2011 was unfavorably impacted because a portion of the goodwill impairment was non-deductible.
(2) The income tax benefit for the first six months of 2012 includes a tax deduction for goodwill triggered upon the sale.

The following table summarizes the assets and liabilities held for sale as of December 25, 2011.

(In thousands)	December 25, 2011
Accounts receivable, net	$26,550
Property, plant and equipment, net	146,287
Other assets	5,344
Total assets	178,181
Total liabilities(1)	19,568
Net assets	$158,613
(1) Included in “Accrued expenses” in our Condensed Consolidated Balance Sheet as of December 25, 2011.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 13. (LOSS)/EARNINGS PER SHARE

Basic and diluted (loss)/earnings per share have been computed as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands, except per share data)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(83,644)	$7,731	$(70,584)	$9,997
(Loss)/income from discontinued operations, net of income taxes	(4,505)	(127,449)	24,565	(124,296)
Net loss	$(88,149)	$(119,718)	$(46,019)	$(114,299)
Average number of common shares outstanding–Basic	148,005	147,176	147,936	146,976
Incremental shares for assumed exercise of securities	—	4,626	—	5,969
Average number of common shares outstanding–Diluted	148,005	151,802	147,936	152,945
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.57)	$0.05	$(0.48)	$0.07
(Loss)/income from discontinued operations, net of income taxes	(0.03)	(0.86)	0.17	(0.85)
Net loss–Basic	$(0.60)	$(0.81)	$(0.31)	$(0.78)
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.57)	$0.05	$(0.48)	$0.06
(Loss)/income from discontinued operations, net of income taxes	(0.03)	(0.84)	0.17	(0.81)
Net loss–Diluted	$(0.60)	$(0.79)	$(0.31)	$(0.75)

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

The number of stock options that were excluded from the computation of diluted earnings per share, because they were anti-dilutive, were approximately 18 million in the second quarter and first six months of 2012 and approximately 20 million in the second quarter and first six months of 2011.

A total of 15.9 million warrants were excluded from the computation of diluted earnings per share in the second quarter and first six months of 2012 because they were anti-dilutive.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 14. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION

Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 25, 2011	$506,360	$3,149	$509,509
Net loss	(46,019)	(80)	(46,099)
Other comprehensive loss, net of tax	(2,233)	—	(2,233)
Effect of issuance of shares	1,057	—	1,057
Stock-based compensation	4,607	—	4,607
Balance as of June 24, 2012	$463,772	$3,069	$466,841

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 26, 2010	$659,927	$4,149	$664,076
Net loss	(114,299)	(298)	(114,597)
Other comprehensive income, net of tax	10,183	—	10,183
Effect of issuance of shares	5,762	—	5,762
Stock-based compensation	7,955	—	7,955
Balance as of June 26, 2011	$569,528	$3,851	$573,379

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

About Group

The About Group consists of About.com, ConsumerSearch.com, CalorieCount.com and related businesses.

Our Statements of Operations by segment and Corporate were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues
News Media Group	$489,802	$484,144	$965,234	$953,666
About Group	25,410	27,844	49,354	58,986
Total	$515,212	$511,988	$1,014,588	$1,012,652
Operating profit/(loss)
News Media Group(1)	$52,211	$29,422	$75,285	$55,298
About Group(2)	(186,827)	11,475	(179,831)	25,622
Corporate	(9,008)	(9,405)	(19,462)	(23,509)
Total	$(143,624)	$31,492	$(124,008)	$57,411
Gain on sale of investments	37,797	—	55,645	5,898
Impairment of investments	—	—	4,900	—
Income/(loss) from joint ventures	1,079	2,791	1,050	(2,958)
Interest expense, net	15,464	25,152	30,916	49,743
(Loss)/income from continuing operations before income taxes	(120,212)	9,131	(103,129)	10,608
Income tax benefit/(expense)	36,541	(1,505)	32,465	(909)
(Loss)/income from continuing operations	(83,671)	7,626	(70,664)	9,699
(Loss)/income from discontinued operations, net of income taxes	(4,505)	(127,449)	24,565	(124,296)
Net loss	(88,176)	(119,823)	(46,099)	(114,597)
Net loss attributable to the noncontrolling interest	27	105	80	298
Net loss attributable to The New York Times Company common stockholders	$(88,149)	$(119,718)	$(46,019)	$(114,299)
(1) In the first quarter of 2012, we recorded a $6.7 million charge for accelerated depreciation for certain assets at the T&G’s facility in Millbury, Mass., associated with the consolidation of most of T&G’s printing into the Globe’s facility in Boston, Mass., which was completed early in the second quarter of 2012. In the second quarter of 2011, we recorded a $9.2 million impairment charge for certain assets held for sale at The New York Times Media Group, and a $4.2 million charge for a pension withdrawal obligation under a multiemployer pension plan at the Globe, which are both part of the News Media Group reportable segment.
(2) In the second quarter of 2012, we recorded a $194.7 million estimated non-cash impairment charge for goodwill at the About Group.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 16. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $24.3 million of restricted cash as of June 24, 2012 subject to certain collateral requirements primarily for obligations under our workers’ compensation programs.

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
About Group (consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses). The About Group generates revenues through cost-per-click advertising (sponsored links for which the About Group is paid when a user clicks on the ad), display advertising and e-commerce (including sales lead generation). Almost all of its revenues (95% in the first six months of 2012) are derived from the sale of cost-per-click and display advertising. Cost-per-click advertising accounted for 57% of the About Group’s total advertising revenues in the first six months of 2012. The About Group’s main operating costs are employee-related costs and content and hosting costs.
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
During the second quarter and first six months of 2012, total revenues increased 0.6% and 0.2%, respectively, compared with the same prior-year periods, driven primarily by growth in circulation revenues, offset by declines in advertising revenues.
The advertising marketplace remained challenging. Total advertising revenues declined in the second quarter of 2012, although the rate of decline moderated from the level experienced in the first quarter of 2012, due primarily to improved digital advertising revenue trends at the About Group. Compared with the prior-year periods, total advertising revenues decreased 6.8% and 7.5% in the second quarter and first six months of 2012, respectively, as both print and digital advertising revenues experienced declines. Print advertising revenues decreased 8.0% and 7.6% in the second quarter and first six months of 2012, respectively. Digital advertising revenues decreased 4.0% and 7.2% in the second quarter and first six months of 2012, respectively. We expect total advertising revenue trends in the third quarter of 2012 to improve from second-quarter 2012 levels due to better digital advertising performance across our Company.
At the News Media Group, advertising revenues decreased 6.6% in the second quarter of 2012 compared with the same prior-year period, due to an 8.0% reduction in print advertising revenues and a 1.6% decline in digital advertising revenues, which were similar to the trends experienced in the first quarter of 2012. Compared with the same prior-year period, advertising revenues decreased 6.3% in the first six months of 2012, due to a 7.6% reduction in print advertising revenues and a 1.9% decline in digital advertising revenues. Digital advertising revenue trends at the News Media Group in the second quarter of 2012 improved compared with first-quarter 2012 levels, but digital advertising continued to experience pressure due to a decrease in spending, particularly in the technology category at The New York Times Media Group, and market factors including the weak economic climate and an increasingly competitive landscape.
About Group advertising revenues decreased 8.9% in the second quarter and 16.7% in the first six months of 2012 compared with the same prior-year periods, mainly due to lower display and cost-per-click advertising revenues, although trends improved compared with first-quarter levels particularly for cost-per-click advertising. On the display side, the About Group continues to face competition and an uneven economic environment, although it has made progress in the rebuilding of About.com’s sales team. While total display advertising revenues declined 14% in the second quarter of 2012 compared with the same prior-year period, the rate of decline for display advertising revenues moderated from first-quarter levels. Compared with the prior-year period, cost-per-click advertising revenues declined 5% in the second quarter of 2012, reflecting lower click-through rates. This decline reflected a moderation from first-quarter 2012 declines as a result of modest growth in page views and cost-per-click advertising rates. We expect cost-per-click advertising in the third quarter of 2012 to benefit from cycling through a Google algorithm change that negatively affected ConsumerSearch’s traffic beginning in July 2011. Although, as discussed further below, we recorded a non-cash charge with respect to the About Group in the second quarter of

2012, the Group continues to execute on its turnaround strategy and we expect its performance to meaningfully improve in the second half of 2012, with display advertising and cost-per-click advertising revenues projected to return to positive growth.
Our results for the second quarter and first six months of 2012 reflect strong growth in circulation revenues as we continue to execute on our digital strategy, expanding our digital subscription base and further developing this consumer revenue stream. Compared with the prior-year periods, circulation revenues increased 8.3% and 9.0% in the second quarter and first six months of 2012, respectively, mainly as the addition of digital subscription offerings and the increase in home-delivery and weekday single-copy prices in January 2012 at The Times offset a decline in print copies sold across the News Media Group. We expect circulation revenues to increase in the mid- to high-single digits in the third quarter of 2012 because of growth in digital subscriptions as well as from the print price increases implemented earlier in 2012.
Paid subscribers to digital subscription packages, e-readers and replica editions of The Times and the IHT totaled approximately 509,000 as of the end of the second quarter of 2012, an increase of approximately 12% since March 18, 2012, which was the one-year anniversary of NYTimes.com’s digital subscription launch. Paid digital subscribers to BostonGlobe.com and the Globe’s e-readers and replica editions totaled approximately 23,000 as of the end of the second quarter of 2012, an increase of approximately 28% since March 18, 2012. In total, paid subscribers to our digital products across our Company were approximately 532,000 as of the end of the second quarter of 2012. Although in March 2012 we cycled past the first full year of digital subscription packages at The Times, we believe there is more opportunity for further growth in this revenue stream and our subscriber count.
Operating costs decreased 0.6% in the second quarter of 2012 compared with the same period in 2011 primarily due to lower professional fees and distribution costs, offset in part by higher compensation and various other costs. Operating costs increased 0.2% in the first six months of 2012 compared with the same prior-year period primarily due to higher compensation costs, depreciation and amortization expense, severance costs, content costs and various other costs offset in part by lower benefits expense, professional fees and outside printing costs. Our cost management efforts are focused on balancing our investments to support our digital and journalistic initiatives, while finding additional cost efficiencies across the organization. We expect operating costs to increase in the low- to mid-single digits in the third quarter of 2012. We plan to continue to invest in our digital capabilities and subscription acquisition efforts and in the About Group’s sales and marketing initiatives. We expect higher production costs from new commercial printing activity at the New England Media Group and higher variable compensation costs. We expect these costs to be partially offset by cost savings in our production and distribution operations, reduced support functions and the further leveraging of our centralized processes and resources.
Our cash, cash equivalents and short-term investments were approximately $570 million as of June 24, 2012, an improvement of approximately $290 million since the end of 2011, largely due to the proceeds from the sales of the Regional Media Group and our interest in Fenway Sports Group, as well as cash flows from operations. Two priorities for cash remain managing the underfunded levels of our pension plans and paying off our $75.0 million 4.610% senior notes due at the beginning of the fourth quarter of 2012. As of June 24, 2012, our total debt and capital lease obligations were approximately $776 million and our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, or “net debt,” were approximately $206 million. We believe net debt provides a useful measure of our liquidity and overall debt position. As of June 24, 2012, we had no outstanding borrowings under our $125.0 million asset-backed five-year revolving credit facility. See the “Recent Developments” section for additional information on the sales of the Regional Media Group in the first quarter of 2012 and our ownership interest in Fenway Sports Group during the first six months of 2012.
We expect the following on a pre-tax basis in 2012:

▪	Results from joint ventures: $6 to $8 million,

▪	Depreciation and amortization: $105 to $110 million,

▪	Interest expense, net: $60 to $65 million, and

▪	Capital expenditures: approximately $50 million.

RECENT DEVELOPMENTS

Impairment of Assets
In the second quarter of 2012, we recorded an estimated $194.7 million non-cash impairment charge for goodwill at the About Group. While total advertising revenue trends for the About Group improved in the second quarter of 2012 compared with first-quarter levels and we expect to build on that progress in the second half of 2012, we have reduced our long-term display advertising growth and profitability assumptions for the About Group, which led to the impairment charge in the second quarter of 2012. See “Results of Operations – Other Items – Impairment of Assets” for additional information.
Gain on Sale of Investments
In February 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million (pre-tax gain of $17.8 million in the first quarter of 2012) and in May 2012, we completed the sale of our remaining 210 units for an aggregate price of $63.0 million (pre-tax gain of $37.8 million in the second quarter of 2012). These sales resulted in a pre-tax gain of $55.6 million in 2012.
Sale of Regional Media Group – Discontinued Operations

On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million, which we are using for general corporate purposes. The sale resulted in an after-tax gain of $25.7 million (including post-closing adjustments recorded in the second quarter of 2012 totaling $4.5 million).

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

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	% Change	June 24, 2012	June 26, 2011	% Change
Revenues
Advertising	$244,259	$262,104	(6.8)	$482,127	$521,035	(7.5)
Circulation	233,291	215,388	8.3	460,285	422,316	9.0
Other	37,662	34,496	9.2	72,176	69,301	4.1
Total revenues	515,212	511,988	0.6	1,014,588	1,012,652	0.2
Operating costs
Production costs:
Raw materials	33,596	34,222	(1.8)	66,959	68,375	(2.1)
Wages and benefits	110,203	107,454	2.6	221,990	219,914	0.9
Other	68,899	68,172	1.1	136,941	136,565	0.3
Total production costs	212,698	209,848	1.4	425,890	424,854	0.2
Selling, general and administrative costs	226,223	230,595	(1.9)	460,501	464,661	(0.9)
Depreciation and amortization	25,183	26,600	(5.3)	57,473	52,273	9.9
Total operating costs	464,104	467,043	(0.6)	943,864	941,788	0.2
Impairment of assets	194,732	9,225	*	194,732	9,225	*
Pension withdrawal expense	—	4,228	N/A	—	4,228	N/A
Operating (loss)/profit	(143,624)	31,492	*	(124,008)	57,411	*
Gain on sale of investments	37,797	—	N/A	55,645	5,898	*
Impairment of investments	—	—	N/A	4,900	—	N/A
Income/(loss) from joint ventures	1,079	2,791	(61.3)	1,050	(2,958)	*
Interest expense, net	15,464	25,152	(38.5)	30,916	49,743	(37.8)
(Loss)/income from continuing operations before income taxes	(120,212)	9,131	*	(103,129)	10,608	*
Income tax benefit/(expense)	36,541	(1,505)	*	32,465	(909)	*
(Loss)/income from continuing operations	(83,671)	7,626	*	(70,664)	9,699	*
(Loss)/income from discontinued operations, net of income taxes	(4,505)	(127,449)	(96.5)	24,565	(124,296)	*
Net loss	(88,176)	(119,823)	(26.4)	(46,099)	(114,597)	(59.8)
Net loss attributable to the noncontrolling interest	27	105	(74.3)	80	298	(73.2)
Net loss attributable to The New York Times Company common stockholders	$(88,149)	$(119,718)	(26.4)	$(46,019)	$(114,299)	(59.7)
* Represents an increase or decrease in excess of 100%.

Revenues

Revenues by reportable segment and for the Company as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	% Change	June 24, 2012	June 26, 2011	% Change
News Media Group	$489,802	$484,144	1.2	$965,234	$953,666	1.2
About Group	25,410	27,844	(8.7)	49,354	58,986	(16.3)
Total revenues	$515,212	$511,988	0.6	$1,014,588	$1,012,652	0.2

News Media Group

Advertising, circulation and other revenues by division of the News Media Group and for the Group as a whole were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	% Change	June 24, 2012	June 26, 2011	% Change
The New York Times Media Group
Advertising	$171,129	$183,850	(6.9)	$344,488	$365,396	(5.7)
Circulation	194,208	175,528	10.6	384,175	343,890	11.7
Other	22,503	22,284	1.0	43,226	45,479	(5.0)
Total	$387,840	$381,662	1.6	$771,889	$754,765	2.3
New England Media Group
Advertising	$49,099	$51,869	(5.3)	$90,974	$99,588	(8.6)
Circulation	39,083	39,860	(1.9)	76,110	78,426	(3.0)
Other	13,780	10,753	28.2	26,261	20,887	25.7
Total	$101,962	$102,482	(0.5)	$193,345	$198,901	(2.8)
Total News Media Group
Advertising	$220,228	$235,719	(6.6)	$435,462	$464,984	(6.3)
Circulation	233,291	215,388	8.3	460,285	422,316	9.0
Other	36,283	33,037	9.8	69,487	66,366	4.7
Total	$489,802	$484,144	1.2	$965,234	$953,666	1.2

Advertising Revenues
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Advertising spending, which drives a significant portion of revenues, is susceptible to economic conditions and the ongoing transformation in our industry. During the second quarter and first six months of 2012, the advertising marketplace remained challenging as advertisers continued to exercise caution due in part to macroeconomic conditions. Changes in spending patterns and marketing strategies of our advertisers in response to such conditions and alternative digital advertising platforms contributed to declines in both our print and digital advertising revenues during the second quarter and first six months of 2012. Overall, total advertising revenue trends in the second quarter of 2012 were similar to the first quarter of 2012, as print advertising revenue trends worsened and digital advertising trends improved compared with first-quarter 2012 levels. During the second quarter of 2012, total advertising revenues were volatile month to month, down 6.0% in April, 1.3% in May and 12.6% in June, compared with the same prior-year periods.
Total News Media Group advertising revenues decreased 6.6% in the second quarter of 2012 and 6.3% in the first six months of 2012 compared with the same prior-year periods due to lower print and digital advertising revenues across most advertising categories. Print advertising revenues, which represented approximately 77% of total advertising revenues for the News Media Group, declined 8.0% in the second quarter of 2012 and 7.6% in the first six months of 2012, mainly due to lower national display and real estate classified advertising revenues, compared with the same prior-year periods. Digital advertising revenues declined 1.6% in the second quarter of 2012 and 1.9% in the first six months of 2012 compared with the same prior-year periods, primarily due to declines in national display and real estate classified advertising revenues partially offset by higher retail advertising revenues during the second quarter of 2012.

Advertising revenues (print and digital) by category for the News Media Group were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	% Change	June 24, 2012	June 26, 2011	% Change
National	$147,486	$157,113	(6.1)	$292,883	$311,781	(6.1)
Retail	35,971	36,996	(2.8)	70,272	71,584	(1.8)
Classified	30,484	34,542	(11.7)	60,777	68,215	(10.9)
Other	6,287	7,068	(11.0)	11,530	13,404	(14.0)
Total	$220,228	$235,719	(6.6)	$435,462	$464,984	(6.3)

Below is a percentage breakdown of advertising revenues in the first six months of 2012 (print and digital) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenues	Total
The New York Times Media Group	77%	13%	2%	4%	1%	2%	9%	1%	100%
New England Media Group	31%	29%	6%	6%	10%	8%	30%	10%	100%
Total News Media Group	67%	16%	3%	5%	3%	3%	14%	3%	100%

The New York Times Media Group

Total advertising revenues decreased in the second quarter and first six months of 2012 compared with the same periods in 2011 due to lower print and digital advertising revenues. Print advertising revenues were affected by declines in advertiser spending in most advertising categories, reflecting the continued uneven U.S. economic environment, uncertain global conditions and secular transformation of our industry. Lower digital advertising revenues were affected by market factors including the weak economic climate and an increasingly competitive landscape, as well as by reduced spending on digital platforms, primarily in the technology category during the second quarter of 2012 and the real estate classified advertising category during the first six months of 2012, which were offset in part by improvement in the retail advertising category.

During the second quarter and first six months of 2012, the declines in total national and classified advertising revenues were offset in part by higher print and digital retail advertising revenues, compared with the same periods in 2011. During the second quarter of 2012, the decrease in total national advertising revenues was mainly driven by declines in the technology, studio entertainment and national automotive categories offset in part by growth in the luxury category. During the first six months of 2012, the decrease in total national advertising revenues was mainly driven by declines in the technology, national automotive and studio entertainment categories offset in part by growth in the luxury category. The soft economic environment coupled with secular changes in our industry contributed to declines in total classified advertising revenues, primarily in the real estate and automotive categories. Total retail advertising revenues increased as advertisers increased spending mainly in the fashion jewelry category.

New England Media Group

Total advertising revenues declined in the second quarter and first six months of 2012 compared with the same periods in 2011 mainly due to declines in print advertising revenues. The decline in print advertising revenues was driven by lower advertising in most categories, reflecting uncertain national and local economic conditions and secular forces in our industry. Compared with the same prior-year periods, digital advertising revenues grew during the second quarter of 2012, primarily in the automotive classified and retail advertising categories, and decreased slightly during the first six months of 2012.

During the second quarter of 2012, total advertising revenues declined due to lower retail and classified advertising revenues, offset in part by higher national advertising revenues. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the home furnishings and home improvement categories. The soft economic environment coupled with secular changes in our industry contributed to declines in total classified advertising revenues, primarily in the real estate category. National advertising revenues increased mainly due to growth in the telecommunications and healthcare categories.

During the first six months of 2012, total advertising revenues declined due to lower retail, national and classified advertising revenues. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the home furnishings and department stores categories. The declines in total national advertising revenues were mainly driven by lower advertiser spending in the financial services and banks categories. The soft economic environment coupled with secular changes in our industry contributed to declines in total classified advertising revenues, primarily in the real estate category.

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

Circulation revenues increased in the second quarter of 2012 and first six months of 2012 compared with the same prior-year periods mainly as the addition of digital subscription offerings and the increase in home-delivery and weekday single-copy prices in January 2012 at The Times offset a decline in print copies sold across the News Media Group. In addition, in the second quarter of 2012, we continued to see benefits following the launch of The Times digital subscriptions, including improved retention rates in home-delivery circulation and growth in Sunday home-delivery circulation volume compared with the same prior-year period, despite the price increases implemented earlier in 2012.

Other Revenues

Other revenues primarily consist of revenues from news services/syndication, commercial printing, rental income, digital archives and direct mail advertising services. Other revenues increased in the second quarter and first six months of 2012 compared with the same periods in 2011 mainly due to higher commercial printing revenues at the New England Media Group.

About Group

About Group revenues decreased in the second quarter of 2012 compared with the same period in 2011 mainly due to lower display and cost-per-click advertising. Display advertising revenues were lower as the competitive landscape and uneven economic environment offset the progress made in the second quarter of 2012 in the rebuilding of the About.com’s sales team. The declines in cost-per-click advertising revenues were mainly due to lower click-through rates, slightly offset by modest growth in page views and cost-per-click advertising rates.

About Group revenues decreased in the first six months of 2012 compared with the same period in 2011 mainly due to lower cost-per-click and display advertising. The declines in cost-per-click advertising revenues were mainly due to lower click-through rates. While the rate of declines in display advertising revenues moderated in the second quarter of 2012 from first-quarter levels, display advertising revenues were lower mainly due to competitive marketplace pressures as well as uneven economic conditions.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	% Change	June 24, 2012	June 26, 2011	% Change
Production costs:
Raw materials	$33,596	$34,222	(1.8)	$66,959	$68,375	(2.1)
Wages and benefits	110,203	107,454	2.6	221,990	219,914	0.9
Other	68,899	68,172	1.1	136,941	136,565	0.3
Total production costs	212,698	209,848	1.4	425,890	424,854	0.2
Selling, general and administrative costs	226,223	230,595	(1.9)	460,501	464,661	(0.9)
Depreciation and amortization	25,183	26,600	(5.3)	57,473	52,273	9.9
Total operating costs	$464,104	$467,043	(0.6)	$943,864	$941,788	0.2

Production Costs

Production costs increased in the second quarter of 2012 compared with the same period in 2011 mainly due to higher compensation costs (approximately $2 million) related to new hires for our digital initiatives and annual salary increases.

Production costs increased in the first six months of 2012 compared with the same period in 2011 primarily due to higher compensation costs (approximately $6 million) as well as various other costs, offset in part by lower outside printing costs (approximately $5 million) and benefits expense (approximately $4 million). Compensation costs increased mainly due to costs related to new hires for our digital initiatives and annual salary increases. Cost savings from the expiration of certain contractual commitments and contract negotiations mainly contributed to lower outside printing costs. Benefits expense was lower mainly due to a decline in various retiree-related costs.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the second quarter of 2012 compared with the same period in 2011 primarily due to lower professional fees (approximately $4 million) from a lower level of consulting services.

Selling, general and administrative costs decreased in the first six months of 2012 compared with the same prior-year period primarily due to lower professional fees (approximately $6 million) and benefits expense (approximately $4 million), offset in part by severance costs (approximately $5 million) and various other costs. Professional fees were lower due to the level of consulting services. Benefits expense was lower mainly due to a decline in various retiree-related costs. The increase in severance costs was primarily driven by the level of workforce reduction programs year-over-year at the News Media Group and Corporate.

Depreciation and Amortization

Total depreciation and amortization, by reportable segment and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	% Change	June 24, 2012	June 26, 2011	% Change
News Media Group	$22,920	$23,894	(4.1)	$53,036	$46,817	13.3
About Group	2,263	2,706	(16.4)	4,437	5,456	(18.7)
Total depreciation and amortization	$25,183	$26,600	(5.3)	$57,473	$52,273	9.9

Depreciation and amortization expense at the News Media Group increased in the first six months of 2012 compared with the first six months of 2011 primarily due to the $6.7 million of accelerated depreciation expense recognized for certain assets at the T&G’s facility in Millbury, Mass., associated with the consolidation of most of T&G’s printing into the Globe’s facility in Boston, Mass., which was completed early in the second quarter of 2012.

Depreciation and amortization expense at the About Group decreased in the first six months of 2012 compared with the same prior-year period mainly as an intangible asset at ConsumerSearch.com was fully amortized in 2011.

Segment Operating Costs

The following table sets forth consolidated operating costs by reportable segment, Corporate and the Company as a whole.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	% Change	June 24, 2012	June 26, 2011	% Change
News Media Group	$437,591	$441,269	(0.8)	$889,949	$884,915	0.6
About Group	17,505	16,369	6.9	34,453	33,364	3.3
Corporate	9,008	9,405	(4.2)	19,462	23,509	(17.2)
Total operating costs	$464,104	$467,043	(0.6)	$943,864	$941,788	0.2

News Media Group

Operating costs for the News Media Group decreased in the second quarter of 2012 compared with the second quarter of 2011. This was primarily due to lower distribution costs (approximately $3 million) and various other costs, offset in part by higher compensation costs (approximately $2 million). Cost savings associated with circulation transportation efficiencies from route consolidations and contract negotiations mainly resulted in lower distribution costs. Compensation costs increased mainly due to costs related to new hires for our digital initiatives and annual salary increases.

Operating costs for the News Media Group increased in the first six months of 2012 compared with the same period of 2011 primarily due to higher compensation costs (approximately $8 million), depreciation and amortization expense (approximately $6 million) and severance costs (approximately $3 million), offset in part by lower benefits expense (approximately $6 million) and outside printing costs (approximately $5 million). Compensation costs increased mainly due to costs related to new hires for our digital initiatives and annual salary increases. Depreciation and amortization expense increased primarily due to the accelerated depreciation expense recognized for certain assets at the T&G’s facility in Millbury, Mass. Higher severance expense primarily resulted from the level of workforce reduction programs year-over-year. Benefits expense was lower mainly due to a decline in various retiree-related costs. Cost savings from the expiration of certain contractual commitments and contract negotiations mainly contributed to lower outside printing costs.

About Group

Operating costs for the About Group increased in the second quarter of 2012 compared with the same prior-year period mainly due to higher compensation costs ($1.0 million) driven by higher variable compensation expense.

Operating costs for the About Group increased in the first six months of 2012 compared with the same prior-year period primarily due to higher content costs ($1.4 million) mainly as a result of higher page views and the benefit from the sale of UCompareHealthCare.com recorded in February 2011. The increase was partially offset by a decline in depreciation and amortization expense ($1.0 million) and severance costs ($0.4 million) in the first six months of 2012.

Corporate

Operating costs for Corporate decreased in the second quarter of 2012 compared with the second quarter of 2011 primarily driven by lower professional fees (approximately $3 million), partially offset by various other costs. Professional fees declined due to a lower level of consulting services.

Operating costs for Corporate decreased in the first six months of 2012 compared with the same prior-year period as lower professional fees (approximately $5 million) and compensation costs (approximately $4 million) driven by lower variable and stock-based compensation expense, were partially offset by higher severance costs (approximately $2 million) and various other costs. Professional fees declined due to the level of consulting services. The increase in severance costs was driven by the level of workforce reduction programs year-over-year.

Other Items

Impairment of Assets

About Group

Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the About Group, we performed an interim impairment test as of June 24, 2012.

The interim impairment test resulted in a $194.7 million estimated non-cash charge in the second quarter of 2012 for the impairment of goodwill at the About Group. Any change to the estimate of the impairment charge will be recorded in the third quarter of 2012 when we complete the impairment test.

While we saw improvements in total advertising trends for the About Group in the second quarter of 2012 compared with first-quarter 2012 levels, our expectations for future operating results and cash flows in the long-term are lower than our previous estimates primarily driven by a reassessment of the sustainability of our estimated long-term growth rate for display advertising. The reduction in our estimated long-term growth rate resulted in the carrying value of the net assets being greater than their fair value, and therefore a write-down of goodwill to its fair value was required.

Assets Held for Sale

In the second quarter of 2011, we classified certain assets as held for sale at The New York Times Media Group, primarily of Baseline, a leading online subscription database and research service for information on the film and television industries and a provider of premium film and television data to Web sites, which was part of the News Media Group reportable segment. The carrying value of these assets was greater than their fair value, less cost to sell, resulting in an impairment of certain intangible assets and property totaling $9.2 million. In October 2011, we completed the sale of Baseline, which resulted in a nominal gain.

Pension Withdrawal Expense

In the second quarter of 2011, certain employees of the Globe represented by a union ratified amendments to their collective bargaining agreement, which resulted in a partial withdrawal from a multiemployer pension plan. We recorded an estimated $4.2 million charge related to our withdrawal obligation under this multiemployer pension plan.

Operating (Loss)/Profit

Consolidated operating (loss)/profit, by reportable segment, Corporate and for the Company as a whole, was as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	% Change	June 24, 2012	June 26, 2011	% Change
News Media Group	$52,211	$29,422	77.5	$75,285	$55,298	36.1
About Group	(186,827)	11,475	*	(179,831)	25,622	*
Corporate	(9,008)	(9,405)	(4.2)	(19,462)	(23,509)	(17.2)
Total operating (loss)/profit	$(143,624)	$31,492	*	$(124,008)	$57,411	*
* Represents a decrease in excess of 100%

The reasons underlying the period-to-period changes in each segment’s and Corporate’s operating (loss)/profit are previously discussed under “Recent Developments,” “Revenues,” “Operating Costs” and “Other Items.”

Non-Operating Items

Joint Ventures

Income from joint ventures was $1.1 million in the second quarter of 2012 compared with $2.8 million in the second quarter of 2011. Joint venture results in the second quarter of 2012 were primarily impacted by the change in accounting for our investment in Fenway Sports Group in the first quarter of 2012, offset in part by improved results for the paper mills. Effective with the sale of 100 units in Fenway Sports Group in February 2012, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method. Therefore, starting in February 2012, we no longer recognized our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Condensed Consolidated Statements of Operations.

Income from joint ventures was $1.1 million in the first six months of 2012 compared with loss from joint ventures of $3.0 million in the same period of 2011. Joint venture results in the first six months of 2012 were primarily impacted by improved results for the paper mills and the change in accounting for our investment in Fenway Sports Group as noted above.

Gain on Sale of Investments

In the second quarter of 2012, we sold our remaining 210 units in Fenway Sports Group, resulting in a pre-tax gain of $37.8 million. In the first quarter of 2012, we sold 100 of our units in Fenway Sports Group, resulting in a pre-tax gain of $17.8 million. These sales resulted in a pre-tax gain of $55.6 million in 2012.

In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a job listing aggregator, resulting in a pre-tax gain of $5.9 million. We retain a substantial portion of our initial interest in Indeed.com.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Cash interest expense	$14,434	$23,215	$28,796	$46,168
Non-cash amortization of discount on debt	1,098	2,085	2,257	4,187
Capitalized interest	(7)	(27)	(14)	(332)
Interest income	(61)	(121)	(123)	(280)
Total interest expense, net	$15,464	$25,152	$30,916	$49,743

“Interest expense, net” decreased in the second quarter and first six months of 2012 compared with the same prior-year periods mainly due to the prepayment of our 14.053% senior notes on August 15, 2011.

Income Taxes

We had an income tax benefit of $36.5 million (effective tax rate of 30.4%) in the second quarter of 2012 and an income tax benefit of $32.5 million (effective tax rate of 31.5%) in the first six months of 2012. A lower tax rate applied to the charge for the impairment of goodwill at the About Group and the size of the charge relative to our total pre-tax loss from continuing operations had an unfavorable impact on the effective tax rate in both periods.

We had an effective tax rate of 16.5% in the second quarter of 2011 and 8.6% in the first six months of 2011. The effective tax rate for the second quarter and first six months of 2011 was favorably impacted by adjustments to reduce our reserve for uncertain tax positions and state law changes.

Discontinued Operations

On January 6, 2012, we completed the sale of the Regional Media Group. See the “Recent Developments” section above for additional information on this sale.

The following table summarizes the results of operations for the Regional Media Group presented as discontinued operations.

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenues	$—	$64,714	$6,115	$130,554
Total operating costs	—	58,190	8,017	118,875
Impairment of goodwill	—	152,093	—	152,093
Pre-tax loss	—	(145,569)	(1,902)	(140,414)
Income tax benefit(1)	—	18,120	736	16,118
Loss from discontinued operations, net of income taxes	—	(127,449)	(1,166)	(124,296)
(Loss)/gain on sale, net of income taxes:
Loss on sale	(7,026)	—	(4,717)	—
Income tax benefit(2)	2,521	—	30,448	—
(Loss)/gain on sale, net of income taxes	(4,505)	—	25,731	—
(Loss)/income from discontinued operations, net of income taxes	$(4,505)	$(127,449)	$24,565	$(124,296)
(1) The income tax benefit in 2011 was unfavorably impacted because a portion of the goodwill impairment was non-deductible.
(2) The income tax benefit for the first six months of 2012 includes a tax deduction for goodwill triggered upon the sale.

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other financing sources, will be sufficient to meet our financing needs over the next twelve months. We have continued to improve our liquidity position and financial flexibility. As of June 24, 2012, we had total debt and capital lease obligations of approximately $776 million and cash, cash equivalents and short-term investments of approximately $570 million. Accordingly, our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, was approximately $206 million. Our liquidity position improved approximately $290 million since the end of 2011 largely due to the proceeds from the sales of the Regional Media Group and our interest in Fenway Sports Group, as well as cash flows from operations. As of June 24, 2012, we had no outstanding borrowings under our $125.0 million asset-backed five-year revolving credit facility. See the “Recent Developments” section for additional information on the sales of the Regional Media Group and our ownership interest in Fenway Sports Group.

Contributions to our qualified pension plans can have a significant impact on cash flows. We have addressed a significant portion of our minimum funding requirements for 2012 through prior discretionary contributions. In 2012, we expect to make mandatory contributions of approximately $47 million (of which approximately $24 million was made in the first six months of 2012), primarily contractual contributions to The New York Times Newspaper Guild pension plan. In addition to contractual contributions to The New York Times Newspaper Guild pension plan and our minimum funding requirements, we may make discretionary contributions in 2012 to our Company-sponsored qualified pension plans depending on cash flows, pension asset performance, interest rates and other factors.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Six Months Ended
(In thousands)	June 24, 2012	June 26, 2011
Operating Activities	$73,871	$45,161
Investing Activities	$41,629	$(236,768)
Financing Activities	$(73)	$(76)

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

The improvement in net cash provided by operating activities was primarily driven by lower pension contributions to certain qualified pension plans in the first six months of 2012 (approximately $24 million) compared with the first six months of 2011 (approximately $62 million).

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

In the first six months of 2012, net cash provided by investing activities was primarily a result of proceeds from the sale of the Regional Media Group on January 6, 2012, short-term investments that matured and proceeds from the sale of our remaining interest in Fenway Sports Group offset in part by purchases of short-term investments and capital expenditures. In the first six months of 2011, net cash used in investing activities was mainly due to purchases of short-term investments, changes in restricted cash and capital expenditures, offset in part by proceeds from short-term investments that matured.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, long-term debt and capital lease obligations.

In the first six months of 2012 and 2011, net cash used in financing activities was primarily for capital lease obligations offset by funds from stock option exercises.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Restricted Cash

We were required to maintain $24.3 million of restricted cash as of June 24, 2012 subject to certain collateral requirements, primarily for obligations under our workers’ compensation programs.

Third-Party Financing

As of June 24, 2012, our current indebtedness included senior notes and a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	June 24, 2012	December 25, 2011
Senior notes due 2012	4.610%	$74,968	$74,900
Senior notes due 2015	5.0%	249,907	249,891
Senior notes due 2016	6.625%	221,147	220,787
Option to repurchase ownership interest in headquarters building in 2019		222,674	220,861
Total debt		768,696	766,439
Capital lease obligations		7,119	6,681
Total debt and capital lease obligations		$775,815	$773,120

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $824 million as of June 24, 2012 and $800 million as of December 25, 2011.

As of June 24, 2012, there were no outstanding borrowings under our $125.0 million asset-backed five-year revolving credit facility.

We were in compliance with our covenants under our third-party financing arrangements as of June 24, 2012.

Ratings

In July 2012, Standard & Poor’s lowered its ratings outlook to stable from positive, citing continued secular pressure on the business despite efforts at the development of new digital revenue.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 25, 2011. As of June 24, 2012, our critical accounting policies have not changed materially from December 25, 2011.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 25, 2011. As of June 24, 2012, our contractual obligations and off-balance sheet arrangements have not changed materially from December 25, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 25, 2011, details our disclosures about market risk. As of June 24, 2012, there were no material changes in our market risks from December 25, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 24, 2012. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 24, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
March 26, 2012 – April 29, 2012	—	—	—	$91,386,000
April 30, 2012 – May 27, 2012	—	—	—	$91,386,000
May 28, 2012 – June 24, 2012	—	—	—	$91,386,000
Total for the second quarter of 2012	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the second quarter of 2012, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of July 27, 2012, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: August 3, 2012	/s/ JAMES M. FOLLO
James M. Follo Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 24, 2012

Exhibit No.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase