Form 10-Q
period 2012-09-23
NEW YORK TIMES CO
filed 2012-11-02
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of October 26, 2012 (exclusive of treasury shares):

Class A Common Stock	147,677,343	shares
Class B Common Stock	818,385	shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
	(13 weeks)		(39 weeks)
Revenues
Advertising	$182,641	$200,508	$618,103	$665,492
Circulation	234,867	218,601	695,152	640,917
Other	31,520	32,460	101,007	98,826
Total revenues	449,028	451,569	1,414,262	1,405,235
Operating costs
Production costs:
Raw materials	31,592	32,722	98,551	101,097
Wages and benefits	107,487	103,179	324,529	317,615
Other	62,498	61,603	185,038	184,937
Total production costs	201,577	197,504	608,118	603,649
Selling, general and administrative costs	216,457	209,269	666,291	664,731
Depreciation and amortization	22,485	23,747	75,521	70,564
Total operating costs	440,519	430,520	1,349,930	1,338,944
Impairment of assets	—	—	—	9,225
Pension withdrawal expense	—	—	—	4,228
Operating profit	8,509	21,049	64,332	52,838
Gain on sale of investments	—	65,273	55,645	71,171
Impairment of investments	600	—	5,500	—
Income/(loss) from joint ventures	1,027	(1,068)	2,077	(4,026)
Premium on debt redemption	—	46,381	—	46,381
Interest expense, net	15,497	20,039	46,413	69,782
(Loss)/income from continuing operations before income taxes	(6,561)	18,834	70,141	3,820
Income tax (benefit)/expense	(2,796)	12,440	27,707	3,509
(Loss)/income from continuing operations	(3,765)	6,394	42,434	311
Income/(loss) from discontinued operations, net of income taxes	6,026	9,074	(86,272)	(99,440)
Net income/(loss)	2,261	15,468	(43,838)	(99,129)
Net loss attributable to the noncontrolling interest	21	217	101	515
Net income/(loss) attributable to The New York Times Company common stockholders	$2,282	$15,685	$(43,737)	$(98,614)
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(3,744)	$6,611	$42,535	$826
Income/(loss) from discontinued operations, net of income taxes	6,026	9,074	(86,272)	(99,440)
Net income/(loss)	$2,282	$15,685	$(43,737)	$(98,614)
Average number of common shares outstanding:
Basic	148,254	147,355	148,042	147,103
Diluted	148,254	151,293	151,762	152,424
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.02)	$0.05	$0.29	$0.01
Income/(loss) from discontinued operations, net of income taxes	0.04	0.06	(0.59)	(0.68)
Net income/(loss)	$0.02	$0.11	$(0.30)	$(0.67)
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.02)	$0.04	$0.28	$0.01
Income/(loss) from discontinued operations, net of income taxes	0.04	0.06	(0.57)	(0.66)
Net income/(loss)	$0.02	$0.10	$(0.29)	$(0.65)
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
	(13 weeks)		(39 weeks)
Net income/(loss)	$2,261	$15,468	$(43,838)	$(99,129)
Other comprehensive income, before tax:
Foreign currency translation adjustments	3,251	(5,186)	(1,148)	3,258
Unrealized derivative gain on cash-flow hedge of equity method investment	—	726	1,143	803
Unrealized (loss)/gain on available-for-sale security	(2,338)	—	1,251	—
Pension and postretirement benefits obligation:
Adjustments related to pension and postretirement benefits obligation	—	—	(16,090)	—
Amortization of unrecognized amounts included in pension and postretirement benefits obligation	5,888	5,999	17,659	14,642
Total pension and postretirement benefits obligation	5,888	5,999	1,569	14,642
Other comprehensive income, before tax	6,801	1,539	2,815	18,703
Income tax expense	2,568	857	815	7,838
Other comprehensive income, net of tax	4,233	682	2,000	10,865
Comprehensive income/(loss)	6,494	16,150	(41,838)	(88,264)
Comprehensive loss attributable to the noncontrolling interest	21	217	101	515
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$6,515	$16,367	$(41,737)	$(87,749)
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 23, 2012	December 25, 2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$334,374	$175,151
Short-term investments	279,740	104,846
Restricted cash	24,341	27,628
Accounts receivable (net of allowances of $17,646 in 2012 and $17,275 in 2011)	195,489	247,436
Inventories:
Newsprint and magazine paper	11,536	14,567
Other inventory	2,373	3,213
Total inventories	13,909	17,780
Deferred income taxes	73,055	73,055
Other current assets	49,883	55,665
Assets held for sale	223,887	590,002
Total current assets	1,194,678	1,291,563
Other assets
Investments in joint ventures	43,151	82,019
Property, plant and equipment (less accumulated depreciation and amortization of $929,432 in 2012 and $862,665 in 2011)	877,883	937,140
Goodwill (less accumulated impairment losses of $805,218 in 2012 and 2011)	121,251	121,618
Deferred income taxes	344,062	280,283
Miscellaneous assets	144,540	170,827
Total assets	$2,725,565	$2,883,450
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 23, 2012	December 25, 2011
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$94,315	$98,385
Accrued payroll and other related liabilities	97,401	112,024
Unexpired subscriptions	66,537	63,103
Accrued expenses	129,586	165,564
Current portion of long-term debt and capital lease obligations	75,261	74,900
Total current liabilities	463,100	513,976
Other liabilities
Long-term debt and capital lease obligations	701,678	698,220
Pension benefits obligation	830,868	880,504
Postretirement benefits obligation	100,248	104,192
Other	154,537	177,049
Total other liabilities	1,787,331	1,859,965
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2012 – 150,228,385 ; 2011 – 150,007,446 (including treasury shares: 2012 – 2,677,379 ; 2011 – 2,979,786)	15,023	15,001
Class B – convertible – authorized and issued shares: 2012 – 818,385; 2011 – 818,885 (including treasury shares: 2012 – 0; 2011 – 0)	82	82
Additional paid-in capital	31,181	32,024
Retained earnings	1,042,888	1,086,625
Common stock held in treasury, at cost	(102,690)	(110,974)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	10,418	10,928
Unrealized derivative loss on cash-flow hedge of equity method investment	—	(652)
Change in unrealized gain on available-for-sale security	732	—
Funded status of benefit plans	(525,548)	(526,674)
Total accumulated other comprehensive loss, net of income taxes	(514,398)	(516,398)
Total New York Times Company stockholders’ equity	472,086	506,360
Noncontrolling interest	3,048	3,149
Total stockholders’ equity	475,134	509,509
Total liabilities and stockholders’ equity	$2,725,565	$2,883,450
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 23, 2012	September 25, 2011
	(39 weeks)
Cash flows from operating activities
Net loss	$(43,838)	$(99,129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of assets	194,732	161,318
Pension withdrawal expense	—	4,228
Gain on sale of investments	(55,645)	(71,171)
Impairment of investments	5,500	—
Premium on debt redemption	—	46,381
Loss on sale of Regional Media Group	4,717	—
Depreciation and amortization	82,538	87,597
Stock-based compensation expense	5,618	5,790
Undistributed income/loss of equity method investments–net of dividends	2,418	4,026
Long-term retirement benefit obligations	(33,650)	(59,430)
Other–net	8,862	10,341
Changes in operating assets and liabilities–net of dispositions:
Accounts receivable–net	49,218	51,324
Inventories	3,311	(2,884)
Other current assets	(1,575)	1,754
Accounts payable and other liabilities	(101,576)	(86,421)
Unexpired subscriptions	3,639	2,150
Net cash provided by operating activities	124,269	55,874
Cash flows from investing activities
Purchases of short-term investments	(439,700)	(259,724)
Maturities of short-term investments	264,806	119,934
Proceeds from sale of Regional Media Group	140,044	—
Proceeds from investments–net of purchases	96,431	115,258
Proceeds from the sale of assets	—	6,667
Capital expenditures	(29,978)	(35,457)
Change in restricted cash	3,287	(28,628)
Net cash provided by/(used in) investing activities	34,890	(81,950)
Cash flows from financing activities
Long-term obligations:
Repayments	(432)	(250,442)
Capital shares:
Issuances	536	218
Net cash provided by/(used in) financing activities	104	(250,224)
Increase/(decrease) in cash and cash equivalents	159,263	(276,300)
Effect of exchange rate changes on cash and cash equivalents	(40)	317
Cash and cash equivalents at the beginning of the year	175,151	369,668
Cash and cash equivalents at the end of the quarter	$334,374	$93,685
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 23, 2012, and December 25, 2011, and the results of operations and cash flows of the Company for the periods ended September 23, 2012, and September 25, 2011. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 25, 2011. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third-quarter periods and 39 weeks for the nine-month periods.

For comparability, certain prior-year amounts have been reclassified to conform with the 2012 presentation, specifically reclassifications related to discontinued operations (see Note 11).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 23, 2012, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 25, 2011, have not changed materially.

We report components of comprehensive income in two separate but consecutive statements consisting of an income statement followed by a separate statement of comprehensive income/(loss) in accordance with the Financial Accounting Standard Board’s amended guidance on the presentation of comprehensive income. The new guidance was effective for us in the first quarter of 2012.

NOTE 3. SHORT-TERM INVESTMENTS

We have short-term investments, with original maturities of longer than 3 months, in U.S. Treasury securities and commercial paper as of September 23, 2012, and in U.S. Treasury securities as of December 25, 2011. Since we have the intention and ability to hold these investments to maturity, they are classified as held-to-maturity and are reported at amortized cost.

The carrying value of the short-term investments was $279.7 million as of September 23, 2012, which included approximately $250 million in U.S. Treasury securities and approximately $30 million in commercial paper, and $104.8 million in U.S. Treasury securities as of December 25, 2011. The short-term investments have remaining maturities of about 1 month to 10 months as of September 23, 2012.

See Note 8 for information regarding the fair value of our short-term investments.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 4. GOODWILL

The following table displays the carrying amount of goodwill as of September 23, 2012 and December 25, 2011:

(In thousands)	Total Company
Balance as of December 25, 2011:
Goodwill	$926,836
Accumulated impairment losses	(805,218)
Balance as of December 25, 2011	121,618
Foreign currency translation	(367)
Balance as of September 23, 2012:
Goodwill	926,469
Accumulated impairment losses	(805,218)
Balance as of September 23, 2012	$121,251

NOTE 5. INVESTMENTS

Equity Method Investments

As of September 23, 2012, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC	49%
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%
quadrantONE LLC	25%

Cost Method Investments
Gain on Sale of Investments

In February 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million (pre-tax gain of $17.8 million in the first quarter of 2012) and in May 2012, we sold our remaining 210 units for an aggregate price of $63.0 million (pre-tax gain of $37.8 million in the second quarter of 2012). These sales resulted in a pre-tax gain of $55.6 million in 2012. Effective with the February 2012 sale, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method in the first quarter of 2012. Therefore, starting in February 2012, we no longer recognized our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Condensed Consolidated Statements of Operations.
In July 2011, we sold 390 of our units in Fenway Sports Group for an aggregate price of $117.0 million (pre-tax gain of $65.3 million in the third quarter of 2011).
In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a search engine for jobs, resulting in a pre-tax gain of $5.9 million. In early October 2012, our remaining ownership interest in Indeed.com was sold. See Note 16 for additional information regarding this sale.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Impairment of Investments
In the first nine months of 2012, we recorded non-cash impairment charges of $5.5 million to reduce the carrying value of certain investments to fair value. The impairment charges were primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers. See Note 8 for additional information regarding the fair value of these investments.
Available-for-Sale Security

In connection with the initial public offering of Brightcove, Inc. in the first quarter of 2012, changes in the fair value of our investment in Brightcove, Inc. (available-for-sale security) are recognized as unrealized gains or losses within “Miscellaneous assets” and “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheets and “Unrealized (loss)/gain on available-for-sale security” in our Condensed Consolidated Statements of Comprehensive Income/(Loss). As of September 23, 2012, we recognized an unrealized gain of $1.3 million ($0.7 million after-tax). In the third quarter of 2012, we had proceeds from the sale of a portion of our shares in Brightcove, Inc. totaling $0.7 million and recorded a nominal gain on the sale. See Note 8 for additional information regarding the fair value of our investment in Brightcove, Inc.

NOTE 6. DEBT OBLIGATIONS
As of September 23, 2012, our current indebtedness included senior notes and a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	September 23, 2012	December 25, 2011
Senior notes due 2012	4.610%	$75,000	$74,900
Senior notes due 2015	5.0%	249,914	249,891
Senior notes due 2016	6.625%	221,334	220,787
Option to repurchase ownership interest in headquarters building in 2019		223,577	220,861
Total debt		769,825	766,439
Capital lease obligations		7,114	6,681
Total debt and capital lease obligations		$776,939	$773,120
See Note 8 for information regarding the fair value of our long-term debt.
As of September 23, 2012, there were $0 outstanding borrowings under our $125.0 million asset-backed 5-year revolving credit facility.
On September 26, 2012, we repaid all $75.0 million outstanding aggregate principal amount of the 4.610% senior notes that matured on that date. See Note 16 for additional information.
Premium on Debt Redemption
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Interest Expense, Net
“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Cash interest expense	$14,460	$18,712	$43,256	$64,880
Non-cash amortization of discount on debt	1,129	1,445	3,386	5,632
Capitalized interest	—	(11)	(14)	(343)
Interest income	(92)	(107)	(215)	(387)
Total interest expense, net	$15,497	$20,039	$46,413	$69,782

NOTE 7. OTHER

Severance Costs

We recognized severance costs of $3.0 million in the third quarter of 2012 and $10.1 million in the first nine months of 2012. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations. As of September 23, 2012, we had a severance liability of approximately $12 million included in “Accrued expenses” in our Condensed Consolidated Balance Sheets.

Accelerated Depreciation

In the first quarter of 2012, we recorded a $6.7 million charge for accelerated depreciation for certain assets at the Worcester Telegram & Gazette’s (“T&G”) facility in Millbury, Mass., associated with the consolidation of most of T&G’s printing into The Boston Globe’s (the “Globe”) facility in Boston, Mass., which was completed early in the second quarter of 2012.

Impairment of Assets

In the second quarter of 2011, we classified certain assets as held for sale, primarily of Baseline, an online subscription database and research service for information on the film and television industries and a provider of premium film and television data to Web sites. The carrying value of these assets was greater than their fair value, less cost to sell, resulting in an impairment of certain intangible assets and property totaling $9.2 million. The impairment charge reduced the carrying value of intangible assets to $0 and the property to a nominal value. In October 2011, we sold Baseline, which resulted in a nominal gain.

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Assets Measured and Recorded at Fair Value on a Recurring Basis
The following table summarizes our financial assets measured at fair value on a recurring basis as of September 23, 2012:

(In thousands)	September 23, 2012
	Total	Level 1	Level 2	Level 3
Available-for-sale security	$7,674	$7,674	$—	$—
Certain financial assets are valued using market prices on the active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. In the first quarter of 2012, the common stock of Brightcove, Inc. (available-for-sale security) began to trade on an active market (see Note 5).
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, other intangible assets, property, plant and equipment and certain investments, are only recorded at fair value if an impairment charge is recognized. The following table presents non-financial assets that were measured and recorded at fair value on a non-recurring basis and the impairment losses recorded during 2012 on those assets:

(In thousands)	Carrying Value	Fair Value Measured and Recorded Using			Impairment Losses
	as of September 23, 2012	Level 1	Level 2	Level 3	2012
Goodwill(1)	$172,544	$—	$—	$172,544	$194,732 (2)
Cost method investments	$—	$—	$—	$—	$5,500
(1) Goodwill relates to the About Group and is classified within “Assets held for sale” as of September 23, 2012. See Note 11 for additional information.
(2) Impairment losses relate to the About Group and are included within “Income/(loss) from discontinued operations, net of income taxes” for the nine months ended September 23, 2012. See Note 11 for additional information.
The impairment charge totaling $194.7 million in the table above was related to goodwill at the About Group in the second quarter of 2012 (see Note 11). The total fair value of the About Group was determined using a discounted cash flow model (present value of future cash flows). We estimated a 3.5% annual growth rate to arrive at a residual year representing the perpetual cash flows of the About Group. The residual year cash flow was capitalized to arrive at the terminal value of the About Group. Utilizing a discount rate of 15.0%, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value of the About Group. In our 2011 annual impairment test, we had assumed a 5.0% annual growth rate and a 13.8% discount rate. In determining the appropriate discount rate, we considered the weighted-average cost of capital for comparable companies.
The impairment charges totaling $5.5 million for the cost method investments in the first nine months of 2012, which were primarily related to our investment in Ongo Inc., were due to events surrounding ceasing the operations of our investments (see Note 5). We determined the fair value of these investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable companies. The income approach includes the use of a discounted cash flow model.
Financial Instruments Disclosed, But Not Recorded, at Fair Value
Our short-term investments, which include U.S. Treasury securities and commercial paper, are recorded at amortized cost (see Note 3). As of September 23, 2012 and December 25, 2011, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $695 million as of September 23, 2012 and $692 million as of December 25, 2011. The fair value of our long-term debt was approximately $850 million as of September 23, 2012 and $800 million as of December 25, 2011. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

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

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension

Single-Employer Plans
The components of net periodic pension cost of all Company-sponsored defined benefit pension plans and The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, were as follows:

	For the Quarters Ended
	September 23, 2012			September 25, 2011
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,894	$377	$3,271	$3,019	$377	$3,396
Interest cost	24,130	3,165	27,295	24,998	3,286	28,284
Expected return on plan assets	(29,614)	—	(29,614)	(27,953)	—	(27,953)
Amortization of prior service cost	201	—	201	201	—	201
Recognized actuarial loss	7,471	1,162	8,633	6,445	804	7,249
Net periodic pension cost	$5,082	$4,704	$9,786	$6,710	$4,467	$11,177

	For the Nine Months Ended
	September 23, 2012			September 25, 2011
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$8,795	$1,131	$9,926	$9,057	$1,131	$10,188
Interest cost	72,447	9,495	81,942	74,994	9,858	84,852
Expected return on plan assets	(88,805)	—	(88,805)	(83,859)	—	(83,859)
Amortization of prior service cost	603	—	603	603	—	603
Recognized actuarial loss	22,408	3,486	25,894	19,335	2,412	21,747
Net periodic pension cost	$15,448	$14,112	$29,560	$20,130	$13,401	$33,531

Pursuant to an amendment to a collective bargaining agreement covering the mailers of The New York Times (“The Times”), we froze such mailers’ benefit accruals under a Company-sponsored pension plan. This resulted in a remeasurement and curtailment of the pension plan in the first quarter of 2012, which reduced the underfunded status of the plan by approximately $3 million. This amount is recognized within “Accumulated other comprehensive loss” in our Condensed Consolidated Balance Sheet as of September 23, 2012.

In 2012, we expect to make mandatory contributions of approximately $44 million (of which approximately $37 million was made in the first nine months of 2012), primarily contractual contributions to The New York Times Newspaper Guild pension plan. In addition to contractual contributions to The New York Times Newspaper Guild pension plan and our minimum funding requirements, we may make discretionary contributions in the fourth quarter of 2012 to our Company-sponsored qualified pension plans depending on cash flows, pension asset performance, interest rates and other factors.

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Postretirement Benefits

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Service cost	$239	$290	$717	$870
Interest cost	1,246	1,825	3,738	5,475
Amortization of prior service credit	(3,778)	(3,901)	(11,334)	(11,703)
Recognized actuarial loss	832	481	2,496	1,443
Curtailment gain	—	—	(27,213)	—
Net periodic postretirement benefit income	$(1,461)	$(1,305)	$(31,596)	$(3,915)

In the first quarter of 2012, we sold the Regional Media Group (see Note 11). The sale significantly reduced the expected years of future service for current employees, resulting in a remeasurement and curtailment of a postretirement benefit plan. We recognized a curtailment gain of $27.2 million in the first quarter of 2012. The curtailment gain is included in the gain on the sale within “Income/(loss) from discontinued operations, net of income taxes” in the Condensed Consolidated Statements of Operations.
NOTE 10. INCOME TAXES

We had an income tax benefit of $2.8 million (effective tax rate of 42.6%) in the third quarter of 2012 and an income tax expense of $27.7 million (effective tax rate of 39.5%) in the first nine months of 2012.

We had an effective tax rate of 66.1% in the third quarter of 2011 primarily driven by the impact of the gain on sale of 390 of our units in Fenway Sports Group and the charge in connection with the prepayment of our 14.053% Notes. The effective tax rate for the first nine months of 2011 is not meaningful given the near break-even results.

It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, before the end of our fiscal year 2013, which could result in a decrease in unrecognized tax benefits of approximately $19 million that would, if recognized, impact the effective tax rate.

NOTE 11. DISCONTINUED OPERATIONS

About Group

On August 26, 2012, we announced our plan to sell the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp. The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented and certain assets are classified as held for sale for all periods presented.

On September 24, 2012, we completed the sale of the About Group. See Note 16 for additional information regarding this sale.

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The results for the Regional Media Group, which had previously been included in the News Media Group reportable segment, have been classified as discontinued operations for all periods presented and certain assets and liabilities are classified as held for sale as of December 25, 2011.

The results of operations for the About Group and the Regional Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended
	September 23, 2012			September 25, 2011
(In thousands)	About Group	Regional Media Group	Total	About Group	Regional Media Group	Total
Revenues	$25,616	$—	$25,616	$25,724	$59,942	$85,666
Total operating costs	16,687	—	16,687	16,302	57,368	73,670
Pre-tax income	8,929	—	8,929	9,422	2,574	11,996
Income tax expense/(benefit)	2,903	—	2,903	3,619	(697)	2,922
Income from discontinued operations, net of income taxes	$6,026	$—	$6,026	$5,803	$3,271	$9,074

	For the Nine Months Ended
	September 23, 2012			September 25, 2011
(In thousands)	About Group	Regional Media Group	Total	About Group	Regional Media Group	Total
Revenues	$74,970	$6,115	$81,085	$84,710	$190,496	$275,206
Total operating costs	51,140	8,017	59,157	49,666	176,243	225,909
Impairment of goodwill	194,732	—	194,732	—	152,093	152,093
Pre-tax (loss)/income	(170,902)	(1,902)	(172,804)	35,044	(137,840)	(102,796)
Income tax (benefit)/expense(1)	(60,065)	(736)	(60,801)	13,459	(16,815)	(3,356)
(Loss)/income from discontinued operations, net of income taxes	(110,837)	(1,166)	(112,003)	21,585	(121,025)	(99,440)
(Loss)/gain on sale, net of income taxes:
Loss on sale	—	(4,717)	(4,717)	—	—	—
Income tax benefit(2)	—	(30,448)	(30,448)	—	—	—
Gain on sale, net of income taxes	—	25,731	25,731	—	—	—
(Loss)/income from discontinued operations, net of income taxes	$(110,837)	$24,565	$(86,272)	$21,585	$(121,025)	$(99,440)
(1) The income tax benefit in the first nine months of 2011 was unfavorably impacted because a portion of the charge for the impairment of the Regional Media Group’s goodwill was non-deductible.
(2) The income tax benefit for the first nine months of 2012 includes a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.

Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the About Group, we performed an interim impairment test as of June 24, 2012. The interim impairment test resulted in a $194.7 million estimated non-cash charge in the second quarter of 2012 for the impairment of goodwill at the About Group. Our expectations for future operating results and cash flows at the About Group in the long-term were lower than our previous estimates driven by a reassessment of the sustainability of our estimated long-term growth rate for display advertising. The reduction in our estimated long-term growth rate resulted in the carrying value of the net assets being greater than their fair value, and therefore a write-down of goodwill to its fair value was required. The fair value of the About Group’s goodwill was the residual fair value after allocating the total fair value of the About Group to its other assets, net of liabilities. See Note 8 for information regarding the fair value of goodwill.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The assets and liabilities classified as held for sale for the About Group and the Regional Media Group are summarized below.

	September 23, 2012			December 25, 2011
(In thousands)	About Group	Regional Media Group	Total	About Group	Regional Media Group	Total
Accounts receivable, net	$19,179	$—	$19,179	$14,369	$26,550	$40,919
Property, plant and equipment, net	5,340	—	5,340	1,763	146,287	148,050
Goodwill	172,544	—	172,544	367,276	—	367,276
Other intangible assets acquired	13,616	—	13,616	17,210	330	17,540
Other assets	13,208	—	13,208	11,203	5,014	16,217
Total assets held for sale	223,887	—	223,887	411,821	178,181	590,002
Total liabilities(1)	—	—	—	—	19,568	19,568
Net assets	$223,887	$—	$223,887	$411,821	$158,613	$570,434
(1) Included in “Accrued expenses” in our Condensed Consolidated Balance Sheet as of December 25, 2011.

NOTE 12. EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands, except per share data)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(3,744)	$6,611	$42,535	$826
Income/(loss) from discontinued operations, net of income taxes	6,026	9,074	(86,272)	(99,440)
Net income/(loss)	$2,282	$15,685	$(43,737)	$(98,614)
Average number of common shares outstanding–Basic	148,254	147,355	148,042	147,103
Incremental shares for assumed exercise of securities	—	3,938	3,720	5,321
Average number of common shares outstanding–Diluted	148,254	151,293	151,762	152,424
Basic (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.02)	$0.05	$0.29	$0.01
Income/(loss) from discontinued operations, net of income taxes	0.04	0.06	(0.59)	(0.68)
Net income/(loss)–Basic	$0.02	$0.11	$(0.30)	$(0.67)
Diluted (loss)/earnings per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.02)	$0.04	$0.28	$0.01
Income/(loss) from discontinued operations, net of income taxes	0.04	0.06	(0.57)	(0.66)
Net income/(loss)–Diluted	$0.02	$0.10	$(0.29)	$(0.65)

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The number of stock options that were excluded from the computation of diluted earnings per share, because they were anti-dilutive, were approximately 18 million in the third quarter of 2012, approximately 16 million in the first nine months of 2012 and approximately 20 million in the third quarter and first nine months of 2011.

A total of 15.9 million warrants were excluded from the computation of diluted earnings per share in the third quarter of 2012 because they were anti-dilutive.

NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION

Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 25, 2011	$506,360	$3,149	$509,509
Net loss	(43,737)	(101)	(43,838)
Other comprehensive income, net of tax	2,000	—	2,000
Effect of issuance of shares	2,093	—	2,093
Stock-based compensation	5,370	—	5,370
Balance as of September 23, 2012	$472,086	$3,048	$475,134

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 26, 2010	$659,927	$4,149	$664,076
Net loss	(98,614)	(515)	(99,129)
Other comprehensive income, net of tax	10,865	—	10,865
Effect of issuance of shares	8,055	—	8,055
Stock-based compensation	8,815	—	8,815
Balance as of September 25, 2011	$589,048	$3,634	$592,682

NOTE 14. SEGMENT INFORMATION

Our reportable segments previously consisted of the News Media Group and the About Group. Following the announcement of our plan to sell the About Group in August 2012, the About Group has been classified as a discontinued operation for all periods presented. See Note 11 for additional information on the sale of the About Group. Effective for the quarter ended September 23, 2012, we have one reportable segment. Therefore, all required segment information can be found in the condensed consolidated financial statements.
We have two operating segments: The New York Times Media Group, which includes The Times, the International Herald Tribune, NYTimes.com, and related businesses; and the New England Media Group, which includes the Globe, BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette, Telegram.com, and related businesses. The economic characteristics, products, services, production processes, customer types and distribution methods for these operating segments are substantially similar and therefore have been aggregated into one reportable segment. These operating segments generate revenues principally from advertising and circulation. Other revenues primarily consist of revenues from news services/syndication, commercial printing, rental income, digital archives and direct mail advertising services.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 15. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $24.3 million of restricted cash as of September 23, 2012 subject to certain collateral requirements primarily for obligations under our workers’ compensation programs.

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

NOTE 16. SUBSEQUENT EVENTS

Indeed.com

In early October 2012, Indeed.com, a search engine for jobs, in which we had an ownership interest, was sold. The pre-tax proceeds from the sale of our interest were approximately $167 million. We expect the after-tax proceeds and the after-tax gain from the sale, which will be recorded in the fourth quarter of 2012, to be approximately $100 million.

4.610% Notes

On September 26, 2012, we repaid all $75.0 million outstanding aggregate principal amount of the 4.610% senior notes that matured on that date. We funded the repayment from available cash.

About Group

On September 24, 2012, we completed the sale of the About Group for $300.0 million in cash, plus a net working capital adjustment at closing of approximately $16 million, subject to customary post-closing review and finalization. We expect the net after-tax proceeds from the sale will be approximately $290 million and we will record, in the fourth quarter of 2012, an after-tax gain estimated to be approximately $68 million.

Immediate Pension Benefit Offer

In September 2012, we offered certain former employees who participate in The New York Times Companies Pension Plan the option to receive a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA) or to commence an immediate monthly annuity. The election period for this voluntary offer will end during the fourth quarter of 2012.

If an individual elects to receive a lump sum, the pension obligation to the individual will be settled. Assuming an acceptance rate of 50% of the pension obligations associated with the offer, we would record a non-cash settlement charge of approximately $45 million in the fourth quarter of 2012. The actual amount of the charge will largely depend upon the number of participants electing the offer and the associated pension benefit of those electing participants, as well as interest rates and asset performance. When the election period closes, the actual amount of the settlement charge will be actuarially determined and the charge is associated with the acceleration of the recognition of the accumulated unrecognized actuarial loss. This offer is expected to have a minimal impact on our underfunded pension plan balance and the timing and amount of our funding obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a leading global, multimedia news and information company that currently includes newspapers, digital businesses, investments in paper mills and other investments.
We had previously classified our businesses into two reportable segments, the News Media Group and the About Group. Following the announcement of the sale of the About Group in August 2012, the About Group has been classified as a discontinued operation for all periods presented. See the “Recent Developments” section for additional information on the sale of the About Group. As a result, effective for the quarter ended September 23, 2012, we have one reportable segment.
We currently have two divisions: The New York Times Media Group, which includes The New York Times (the “Times”), the International Herald Tribune (the “IHT”), NYTimes.com, and related businesses; and the New England Media Group, which includes The Boston Globe (the “Globe”), BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette (the “T&G”), Telegram.com, and related businesses. These divisions generate revenues principally from advertising and circulation. Other revenues primarily consist of revenues from news services/syndication, commercial printing, rental income, digital archives and direct mail advertising services. Our main operating costs primarily consist of employee-related costs and raw materials, primarily newsprint.
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
Total revenues decreased 0.6% during the third quarter of 2012, and increased 0.6% during the first nine months of 2012, compared with the same prior-year periods, driven primarily by declines in advertising revenues, offset by growth in circulation revenues.
The advertising marketplace remained challenging. Compared with the prior-year periods, total advertising revenues decreased 8.9% and 7.1% in the third quarter and first nine months of 2012, respectively, as both print and digital advertising revenues experienced declines. Print advertising revenues decreased 10.9% and 8.6% in the third quarter and first nine months of 2012, respectively. Digital advertising revenues decreased 2.2% and 2.0% in the third quarter and first nine months of 2012, respectively. Advertising revenue trends have remained under pressure from the challenging economic environment, ongoing secular trends and an increasingly complex and fragmented digital advertising marketplace. We expect total advertising revenue trends in the fourth quarter of 2012 to be similar to third-quarter 2012 levels.
Our results for the third quarter and first nine months of 2012 reflect strong growth in circulation revenues as we continue to execute on our digital strategy, expanding our digital subscription base and further developing this consumer revenue stream. Compared with the prior-year periods, circulation revenues increased 7.4% and 8.5% in the third quarter and first nine months of 2012, respectively, mainly as growth in digital subscriptions and the increase in print circulation prices in the first half of 2012 at The Times and the Globe offset a decline in print copies sold. In addition, in the third quarter of 2012, The Times has continued to see benefits to its home-delivery circulation following the launch of digital subscriptions, including improved retention rates of home-delivery subscribers, who receive all digital access for free, and growth in Sunday home-delivery circulation volume. We expect circulation revenues to increase in the mid- to high-single digits in the fourth quarter of 2012 because of growth in digital subscriptions as well as print price increases implemented during the first half of 2012.
Paid subscribers to digital subscription packages, e-readers and replica editions of The Times and the IHT totaled approximately 566,000 as of the end of the third quarter of 2012, an increase of approximately 57,000 or 11% since the end of the second quarter of 2012. Paid digital subscribers to BostonGlobe.com and the Globe’s e-readers and replica editions totaled approximately 26,000 as of the end of the third quarter of 2012, an increase of approximately 3,000 or 13% since the end of the second quarter of 2012. In total, paid subscribers to our digital products across our Company were approximately 592,000 as of the end of the third quarter of 2012.

Operating costs increased 2.3% in the third quarter of 2012 compared with the same period in 2011 primarily due to higher performance-based compensation costs, benefits costs, stock-based compensation expense and costs associated with higher commercial printing revenues at the New England Media Group, offset in part by lower outside printing costs, depreciation and amortization expense, professional fees and raw materials expense. Operating costs increased 0.8% in the first nine months of 2012 compared with the same prior-year period primarily due to higher performance-based compensation costs, severance costs, depreciation and amortization expense and costs associated with higher commercial printing revenues, offset in part by lower professional fees, outside printing costs and benefits expense. Our cost management efforts are focused on balancing our investments to support and grow our digital and journalistic initiatives, while finding additional cost efficiencies across the organization. We expect operating costs to increase in the low-single digits in the fourth quarter of 2012.
Our cash, cash equivalents and short-term investments were approximately $614 million as of September 23, 2012, an increase of approximately $334 million since the end of 2011, largely due to the proceeds from the sales of the Regional Media Group and our interest in Fenway Sports Group, as well as cash flows from operations. As of September 23, 2012, our total debt and capital lease obligations were approximately $777 million and our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, or “net debt,” were approximately $163 million. We believe net debt provides a useful measure of our liquidity and overall debt position. As of September 23, 2012, we had no outstanding borrowings under our $125.0 million asset-backed five-year revolving credit facility. Early in the fourth quarter of 2012, we further improved our liquidity and overall debt position with the proceeds from the sales of the About Group and our ownership interest in Indeed.com, as well as the repayment of certain senior notes that had matured. See the “Recent Developments” section for additional information on these transactions that occurred early in the fourth quarter of 2012.
We expect the following on a pre-tax basis in 2012:

▪	Results from joint ventures: $4 to $6 million,

▪	Depreciation and amortization: $95 to $100 million,

▪	Interest expense, net: $60 to $65 million, and

▪	Capital expenditures: approximately $35 million.

RECENT DEVELOPMENTS

Discontinued Operations

Sale of the About Group

On September 24, 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp for $300.0 million in cash, plus a net working capital adjustment at closing of approximately $16 million, subject to customary post-closing review and finalization. We expect the net after-tax proceeds from the sale will be approximately $290 million and we will record an after-tax gain estimated to be approximately $68 million in the fourth quarter of 2012. The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented.

Sale of the Regional Media Group

On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. The sale resulted in an after-tax gain of $25.7 million, including post-closing adjustments recorded in the second quarter of 2012 totaling $4.5 million. The results for the Regional Media Group, which had previously been included in the News Media Group reportable segment, have been classified as discontinued operations for all periods presented.

Investments
Sale of Our Interest in Indeed.com

In early October 2012, Indeed.com, a search engine for jobs, in which we had an ownership interest, was sold. The pre-tax proceeds from the sale of our interest were approximately $167 million. We expect the after-tax proceeds and the after-tax gain from the sale, which will be recorded in the fourth quarter of 2012, to be approximately $100 million.

Sale of Our Interest in Fenway Sports Group
In February 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million (pre-tax gain of $17.8 million in the first quarter of 2012) and in May 2012, we sold our remaining 210 units for an aggregate price of $63.0 million (pre-tax gain of $37.8 million in the second quarter of 2012). These sales resulted in a pre-tax gain of $55.6 million in 2012.
Impairment of Investments
In the first nine months of 2012, we recorded non-cash impairment charges of $5.5 million to reduce the carrying value of certain investments to fair value. The impairment charges were primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.
Accelerated Depreciation
In the first quarter of 2012, we recorded a $6.7 million charge for accelerated depreciation for certain assets at the T&G’s facility in Millbury, Mass., associated with the consolidation of most of T&G’s printing into the Globe’s facility in Boston, Mass., which was completed early in the second quarter of 2012.
4.610% Notes

On September 26, 2012, we repaid all $75.0 million outstanding aggregate principal amount of the 4.610% senior notes that matured on that date. We funded the repayment from available cash.

Immediate Pension Benefit Offer

As part of our strategy to reduce our pension obligations and the resulting volatility of our overall financial condition, in September 2012, we offered certain former employees who participate in The New York Times Companies Pension Plan the option to receive a one-time lump sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA) or to commence an immediate monthly annuity. This voluntary offer was made to approximately 5,200 eligible terminated vested participants in The New York Times Companies Pension Plan, representing approximately 15% of the Company’s total qualified pension plan liabilities, which was approximately $1.987 billion as of December 25, 2011. The election period for this voluntary offer will end during the fourth quarter of 2012.

If an individual elects to receive a lump sum, the pension obligation to the individual will be settled. Assuming an acceptance rate of 50% of the pension obligations associated with the offer, we would record a non-cash settlement charge of approximately $45 million and would make settlement distributions of approximately $100 million in the fourth quarter of 2012. The actual amount of the charge and settlement distributions will largely depend upon the number of participants electing the offer and the associated pension benefit of those electing participants, as well as interest rates and asset performance. When the election period closes, the actual amount of the settlement charge will be actuarially determined and the charge is associated with the acceleration of the recognition of the accumulated unrecognized actuarial loss. The settlement distributions, the majority of which will be made by the end of 2012, will be made with existing assets of the pension plan and not with Company cash. We expect this offer to have a minimal impact on our underfunded pension plan balance and the timing and amount of our funding obligations.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 23, 2012	September 25, 2011	% Change	September 23, 2012	September 25, 2011	% Change
Revenues
Advertising	$182,641	$200,508	(8.9)	$618,103	$665,492	(7.1)
Circulation	234,867	218,601	7.4	695,152	640,917	8.5
Other	31,520	32,460	(2.9)	101,007	98,826	2.2
Total revenues	449,028	451,569	(0.6)	1,414,262	1,405,235	0.6
Operating costs
Production costs:
Raw materials	31,592	32,722	(3.5)	98,551	101,097	(2.5)
Wages and benefits	107,487	103,179	4.2	324,529	317,615	2.2
Other	62,498	61,603	1.5	185,038	184,937	0.1
Total production costs	201,577	197,504	2.1	608,118	603,649	0.7
Selling, general and administrative costs	216,457	209,269	3.4	666,291	664,731	0.2
Depreciation and amortization	22,485	23,747	(5.3)	75,521	70,564	7.0
Total operating costs	440,519	430,520	2.3	1,349,930	1,338,944	0.8
Impairment of assets	—	—	N/A	—	9,225	N/A
Pension withdrawal expense	—	—	N/A	—	4,228	N/A
Operating profit	8,509	21,049	(59.6)	64,332	52,838	21.8
Gain on sale of investments	—	65,273	N/A	55,645	71,171	(21.8)
Impairment of investments	600	—	N/A	5,500	—	N/A
Income/(loss) from joint ventures	1,027	(1,068)	*	2,077	(4,026)	*
Premium on debt redemption	—	46,381	N/A	—	46,381	N/A
Interest expense, net	15,497	20,039	(22.7)	46,413	69,782	(33.5)
(Loss)/income from continuing operations before income taxes	(6,561)	18,834	*	70,141	3,820	*
Income tax (benefit)/expense	(2,796)	12,440	*	27,707	3,509	*
(Loss)/income from continuing operations	(3,765)	6,394	*	42,434	311	*
Income/(loss) from discontinued operations, net of income taxes	6,026	9,074	(33.6)	(86,272)	(99,440)	(13.2)
Net income/(loss)	2,261	15,468	(85.4)	(43,838)	(99,129)	(55.8)
Net loss attributable to the noncontrolling interest	21	217	(90.3)	101	515	(80.4)
Net income/(loss) attributable to The New York Times Company common stockholders	$2,282	$15,685	(85.5)	$(43,737)	$(98,614)	(55.6)
* Represents an increase or decrease in excess of 100%.

Revenues

Advertising, circulation and other revenues were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 23, 2012	September 25, 2011	% Change	September 23, 2012	September 25, 2011	% Change
The New York Times Media Group
Advertising	$140,880	$156,092	(9.7)	$485,368	$521,488	(6.9)
Circulation	194,739	178,241	9.3	578,914	522,131	10.9
Other	19,718	22,524	(12.5)	62,944	68,003	(7.4)
Total	$355,337	$356,857	(0.4)	$1,127,226	$1,111,622	1.4
New England Media Group
Advertising	$41,761	$44,416	(6.0)	$132,735	$144,004	(7.8)
Circulation	40,128	40,360	(0.6)	116,238	118,786	(2.1)
Other	11,802	9,936	18.8	38,063	30,823	23.5
Total	$93,691	$94,712	(1.1)	$287,036	$293,613	(2.2)
Total Company
Advertising	$182,641	$200,508	(8.9)	$618,103	$665,492	(7.1)
Circulation	234,867	218,601	7.4	695,152	640,917	8.5
Other	31,520	32,460	(2.9)	101,007	98,826	2.2
Total	$449,028	$451,569	(0.6)	$1,414,262	$1,405,235	0.6

Advertising Revenues
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Advertising spending, which drives a significant portion of revenues, is susceptible to economic conditions and the ongoing secular transformation of our industry. During the third quarter and first nine months of 2012, the advertising marketplace remained challenging as advertisers continued to exercise caution in response to the uneven economic environment, which has been compounded by weakened business confidence associated with the uncertainty around the presidential election and concerns over the combination of sizeable tax increases and cuts to federal spending, known as the fiscal cliff, that is set to take effect at the start of 2013 in the United States. Changes in spending patterns and marketing strategies of our advertisers in response to such conditions and an increasingly complex and fragmented digital advertising marketplace contributed to declines in both our print and digital advertising revenues during the third quarter and first nine months of 2012. The market for standard Web-based digital display advertising has also been challenging, due to an abundance of available advertising inventory and a shift toward advertising exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audience at scale, which has led to downward pricing pressure. Overall, total advertising revenue trends in the third quarter of 2012 declined from first- and second-quarter 2012 levels. During the third quarter of 2012, total advertising revenues were down 3.8% in July, 11.1% in August and 11.3% in September, compared with the same prior-year periods.
Total advertising revenues decreased 8.9% in the third quarter of 2012 and 7.1% in the first nine months of 2012 compared with the same prior-year periods due to lower print and digital advertising revenues across most advertising categories. Print advertising revenues, which represented approximately 76% of total advertising revenues, declined 10.9% in the third quarter of 2012 and 8.6% in the first nine months of 2012, mainly due to lower national and retail display advertising revenues, compared with the same prior-year periods. Digital advertising revenues declined 2.2% in the third quarter of 2012 and 2.0% in the first nine months of 2012 compared with the same prior-year periods, primarily due to declines in national display and real estate classified advertising revenues partially offset by higher retail advertising revenues.

Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 23, 2012	September 25, 2011	% Change	September 23, 2012	September 25, 2011	% Change
National	$118,084	$130,543	(9.5)	$410,967	$442,324	(7.1)
Retail	30,343	33,527	(9.5)	100,615	105,111	(4.3)
Classified	27,561	29,938	(7.9)	88,338	98,153	(10.0)
Other	6,653	6,500	2.4	18,183	19,904	(8.6)
Total Company	$182,641	$200,508	(8.9)	$618,103	$665,492	(7.1)

Below is a percentage breakdown of advertising revenues in the first nine months of 2012 (print and digital) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenues	Total
The New York Times Media Group	77%	13%	2%	4%	1%	2%	9%	1%	100%
New England Media Group	30%	29%	5%	6%	11%	8%	30%	11%	100%
Total Company	67%	16%	3%	5%	3%	3%	14%	3%	100%

The New York Times Media Group

Total advertising revenues decreased in the third quarter and first nine months of 2012 compared with the same periods in 2011 due to lower print and digital advertising revenues. Print advertising revenues were affected by declines in advertiser spending in most advertising categories, reflecting the continued uneven U.S. economic environment, uncertain global conditions and secular transformation of our industry. Market factors, including the weak economic climate and an increasingly competitive landscape, also contributed to reduced spending on digital platforms and pricing pressure in digital advertising. Digital advertising revenues declined primarily in the national display and real estate classified advertising categories during the third quarter of 2012. Digital advertising revenues declined primarily in the real estate classified and national display advertising categories, offset in part by improvement in retail advertising revenues during the first nine months of 2012.

During the third quarter of 2012, total advertising revenues declined mainly due to lower national, classified and retail advertising revenues compared with the third quarter of 2011. Total national advertising revenues decreased mainly driven by declines in the financial services, technology and studio entertainment categories offset in part by growth in the automotive category. The soft economic environment coupled with secular changes in our industry contributed to declines in total classified advertising revenues, primarily in the real estate category. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the department stores and mass market categories.

During the first nine months of 2012, total advertising revenues declined mainly in the national and classified advertising categories compared with the same prior-year period. The decrease in total national advertising revenues was mainly driven by declines in the technology, studio entertainment and financial services categories, offset in part by growth in the luxury category. The soft economic environment coupled with secular changes in our industry contributed to declines in total classified advertising revenues, primarily in the real estate and automotive classified categories. Total retail advertising revenues were in line with the same prior-year period as advertisers increased spending mainly in the fashion jewelry category, offset in part by lower revenues in the mass market and home furnishings categories.

New England Media Group

Total advertising revenues declined in the third quarter and first nine months of 2012 compared with the same periods in 2011 due to declines in print advertising revenues, offset in part by growth in digital advertising revenues. The decline in print advertising revenues was driven by lower advertising in most categories, reflecting uncertain national and local economic conditions and secular transformation of our industry. Compared with the same prior-year periods, digital advertising revenues grew during the third quarter and first nine months of 2012, primarily in the automotive classified and retail advertising categories during the first nine months of 2012.

During the third quarter and first nine months of 2012, total advertising revenues declined mainly due to lower national, retail and classified advertising revenues. Total national advertising revenues decreased primarily due to a decline in the telecommunications category during the third quarter of 2012 and in the financial services and banks categories during the first nine months of 2012. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the department stores and home furnishings categories. While the soft economic environment coupled with secular changes in our industry contributed to declines in the total classified advertising revenues, primarily in the real estate category, advertisers did increase spending in the automotive and help-wanted categories.

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

Circulation revenues increased in the third quarter and first nine months of 2012 compared with the same prior-year periods mainly as growth in digital subscriptions and the increase in print circulation prices in the first half of 2012 at The Times and the Globe offset a decline in print copies sold. In addition, in the third quarter of 2012, The Times has continued to see benefits to its home-delivery circulation following the launch of digital subscriptions, including improved retention rates of home-delivery subscribers, who receive digital access for free, and growth in Sunday home-delivery circulation volume compared with the same prior-year period.

Other Revenues

Other revenues primarily consist of revenues from news services/syndication, commercial printing, rental income, digital archives and direct mail advertising services. Other revenues increased in the first nine months of 2012 compared with the same period in 2011 mainly due to higher commercial printing revenues at the New England Media Group.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 23, 2012	September 25, 2011	% Change	September 23, 2012	September 25, 2011	% Change
Production costs:
Raw materials	$31,592	$32,722	(3.5)	$98,551	$101,097	(2.5)
Wages and benefits	107,487	103,179	4.2	324,529	317,615	2.2
Other	62,498	61,603	1.5	185,038	184,937	0.1
Total production costs	201,577	197,504	2.1	608,118	603,649	0.7
Selling, general and administrative costs	216,457	209,269	3.4	666,291	664,731	0.2
Depreciation and amortization	22,485	23,747	(5.3)	75,521	70,564	7.0
Total operating costs	$440,519	$430,520	2.3	$1,349,930	$1,338,944	0.8

Production Costs

Production costs increased in the third quarter of 2012 compared with the same period in 2011 mainly due to higher benefits expense (approximately $2 million) and compensation costs (approximately $2 million) related to new hires for our digital initiatives and annual salary increases.

Production costs increased in the first nine months of 2012 compared with the same period in 2011 primarily due to higher compensation costs (approximately $8 million) as well as various other costs, offset in part by lower outside printing costs (approximately $6 million) and raw materials expense (approximately $3 million), mainly newsprint. Compensation costs increased mainly due to costs related to new hires for our digital initiatives and annual salary increases. Cost savings from the expiration of certain contractual commitments and contract negotiations mainly contributed to lower outside printing costs. Newsprint expense declined 3% in the first nine months of 2012, mainly due to lower consumption.

Selling, General and Administrative Costs

Selling, general and administrative costs increased in the third quarter of 2012 compared with the same period in 2011 primarily due to higher stock-based compensation expense (approximately $3 million), costs associated with higher commercial printing revenues (approximately $2 million) and higher compensation costs (approximately $2 million), mainly performance-based compensation.

Selling, general and administrative costs increased in the first nine months of 2012 compared with the same prior-year period primarily due to higher severance costs (approximately $5 million), costs associated with higher commercial printing revenues (approximately $4 million), higher compensation costs (approximately $2 million), mainly performance-based compensation, higher stock-based compensation expense (approximately $1 million) and various other costs, offset in part by lower professional fees (approximately $8 million) and benefits expense (approximately $4 million). The increase in severance costs was primarily driven by the level of workforce reduction programs year-over-year. Professional fees were lower due to the level of consulting services. Benefits expense was lower mainly due to a decline in various retiree-related costs.

Depreciation and Amortization

Depreciation and amortization expense increased in the first nine months of 2012 compared with the same prior-year period primarily due to the $6.7 million of accelerated depreciation expense recognized for certain assets at the T&G’s facility in Millbury, Mass., associated with the consolidation of most of T&G’s printing into the Globe’s facility in Boston, Mass., which was completed early in the second quarter of 2012.

Other Items

Impairment of Assets

In the second quarter of 2011, we classified certain assets as held for sale, primarily of Baseline, an online subscription database and research service for information on the film and television industries and a provider of premium film and television data to Web sites. The carrying value of these assets was greater than their fair value, less cost to sell, resulting in an impairment of certain intangible assets and property totaling $9.2 million. In October 2011, we sold Baseline, which resulted in a nominal gain.

Pension Withdrawal Expense

In the second quarter of 2011, certain employees of the Globe represented by a union ratified amendments to their collective bargaining agreement, which resulted in a partial withdrawal from a multiemployer pension plan. We recorded an estimated $4.2 million charge related to our withdrawal obligation under this multiemployer pension plan.

Non-Operating Items

Joint Ventures

Income from joint ventures was $1.0 million in the third quarter of 2012 compared with a loss of $1.1 million in the third quarter of 2011. Joint venture results in the third quarter of 2012 were primarily impacted by the sale of our ownership interest in Fenway Sports Group earlier in 2012 and improved results from the paper mills. Effective with the sale of 100 of our units in Fenway Sports Group in February 2012, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method. Therefore, starting in February 2012, we no longer recognized our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Condensed Consolidated Statements of Operations.

Income from joint ventures was $2.1 million in the first nine months of 2012 compared with loss from joint ventures of $4.0 million in the same period of 2011. Joint venture results in the first nine months of 2012 were primarily impacted by improved results from the paper mills and the sale of our ownership interest in Fenway Sports Group as noted above.

Gain on Sale of Investments

In the second quarter of 2012, we sold our remaining 210 units in Fenway Sports Group, resulting in a pre-tax gain of $37.8 million. In the first quarter of 2012, we sold 100 of our units in Fenway Sports Group, resulting in a pre-tax gain of $17.8 million. These sales resulted in a pre-tax gain of $55.6 million in 2012. In the third quarter of 2011, we sold 390 of our units in Fenway Sports Group, resulting in a pre-tax gain of $65.3 million.

In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, a search engine for jobs, resulting in a pre-tax gain of $5.9 million. In early October 2012, our remaining interest in Indeed.com was sold. See the “Recent Developments” section above for additional information on this transaction early in the fourth quarter of 2012.

Premium on Debt Redemption

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

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Cash interest expense	$14,460	$18,712	$43,256	$64,880
Non-cash amortization of discount on debt	1,129	1,445	3,386	5,632
Capitalized interest	—	(11)	(14)	(343)
Interest income	(92)	(107)	(215)	(387)
Total interest expense, net	$15,497	$20,039	$46,413	$69,782

“Interest expense, net” decreased in the third quarter and first nine months of 2012 compared with the same prior-year periods mainly due to the prepayment of our 14.053% Notes on August 15, 2011.

Income Taxes
We had an income tax benefit of $2.8 million (effective tax rate of 42.6%) in the third quarter of 2012 and an income tax expense of $27.7 million (effective tax rate of 39.5%) in the first nine months of 2012.
We had an effective tax rate of 66.1% in the third quarter of 2011 primarily driven by the impact of the gain on sale of 390 of our units in Fenway Sports Group and the charge in connection with the prepayment of our 14.053% Notes. The effective tax rate for the first nine months of 2011 is not meaningful given the near break-even results.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, before the end of our fiscal year 2013, which could result in a decrease in unrecognized tax benefits of approximately $19 million that would, if recognized, impact the effective tax rate.
Discontinued Operations
On September 24, 2012, we completed the sale of the About Group. On January 6, 2012, we completed the sale of the Regional Media Group. See the “Recent Developments” section above for additional information on these sales.
The results of operations for the About Group and the Regional Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended
	September 23, 2012			September 25, 2011
(In thousands)	About Group	Regional Media Group	Total	About Group	Regional Media Group	Total
Revenues	$25,616	$—	$25,616	$25,724	$59,942	$85,666
Total operating costs	16,687	—	16,687	16,302	57,368	73,670
Pre-tax income	8,929	—	8,929	9,422	2,574	11,996
Income tax expense/(benefit)	2,903	—	2,903	3,619	(697)	2,922
Income from discontinued operations, net of income taxes	$6,026	$—	$6,026	$5,803	$3,271	$9,074

	For the Nine Months Ended
	September 23, 2012			September 25, 2011
(In thousands)	About Group	Regional Media Group	Total	About Group	Regional Media Group	Total
Revenues	$74,970	$6,115	$81,085	$84,710	$190,496	$275,206
Total operating costs	51,140	8,017	59,157	49,666	176,243	225,909
Impairment of goodwill	194,732	—	194,732	—	152,093	152,093
Pre-tax (loss)/income	(170,902)	(1,902)	(172,804)	35,044	(137,840)	(102,796)
Income tax (benefit)/expense(1)	(60,065)	(736)	(60,801)	13,459	(16,815)	(3,356)
(Loss)/income from discontinued operations, net of income taxes	(110,837)	(1,166)	(112,003)	21,585	(121,025)	(99,440)
(Loss)/gain on sale, net of income taxes:
Loss on sale	—	(4,717)	(4,717)	—	—	—
Income tax benefit(2)	—	(30,448)	(30,448)	—	—	—
Gain on sale, net of income taxes	—	25,731	25,731	—	—	—
(Loss)/income from discontinued operations, net of income taxes	$(110,837)	$24,565	$(86,272)	$21,585	$(121,025)	$(99,440)
(1) The income tax benefit in the first nine months of 2011 was unfavorably impacted because a portion of the charge for the impairment of the Regional Media Group’s goodwill was non-deductible.
(2) The income tax benefit for the first nine months of 2012 includes a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other financing sources, will be sufficient to meet our financing needs over the next twelve months. We have continued to improve our liquidity position and financial flexibility. As of September 23, 2012, we had total debt and capital lease obligations of approximately $777 million and cash, cash equivalents and short-term investments of approximately $614 million. Accordingly, our total debt and capital lease obligations, net of cash, cash equivalents and short-term investments, was approximately $163 million. Our liquidity position improved approximately $334 million since the end of 2011 largely due to the proceeds from the sales of the Regional Media Group and our interest in Fenway Sports Group, as well as cash flows from operations. As of September 23, 2012, we had no outstanding borrowings under our $125.0 million asset-backed five-year revolving credit facility.

After the end of the third quarter of 2012, we further improved our liquidity and overall debt position with the proceeds from the sales of the About Group and our ownership interest in Indeed.com, as well as the repayment of all $75.0 million 4.610% senior notes that matured on September 26, 2012. See the “Recent Developments” section for additional information on the transactions that occurred early in the fourth quarter of 2012.

Contributions to our qualified pension plans can also have a significant impact on cash flows and one of our key priorities has been managing our pension obligations. See “– Pensions” below for additional information.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Nine Months Ended
(In thousands)	September 23, 2012	September 25, 2011
Operating Activities	$124,269	$55,874
Investing Activities	$34,890	$(81,950)
Financing Activities	$104	$(250,224)

Operating Activities

Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

The improvement in net cash provided by operating activities was primarily driven by lower pension contributions to certain qualified plans in the first nine months of 2012 (approximately $37 million) compared with the first nine months of 2011 (approximately $70 million), as well as lower working capital requirements compared with the first nine months of 2011. Working capital in the first nine months of 2011 included certain payments ($30 million) associated with the prepayment of the 14.053% Notes in August 2011.

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

In the first nine months of 2012, net cash provided by investing activities was primarily a result of proceeds from short-term investments that matured, proceeds from the sale of the Regional Media Group on January 6, 2012, and proceeds from the sale of our remaining interest in Fenway Sports Group, offset in part by purchases of short-term investments and capital expenditures. In the first nine months of 2011, net cash used in investing activities was mainly due to purchases of short-term investments, capital expenditures and changes in restricted cash, offset in part by proceeds from short-term investments that matured and proceeds from the sale of 390 of our units in Fenway Sports Group.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, long-term debt and capital lease obligations.

In the first nine months of 2012, net cash provided by financing activities was primarily due to proceeds from stock option exercises, offset by payments for capital lease obligations. In the first nine months of 2011, net cash used in financing activities was primarily for the repayment of our 14.053% Notes.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Restricted Cash

We were required to maintain $24.3 million of restricted cash as of September 23, 2012 subject to certain collateral requirements, primarily for obligations under our workers’ compensation programs.

Third-Party Financing

As of September 23, 2012, our current indebtedness included senior notes and a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	September 23, 2012	December 25, 2011
Senior notes due 2012	4.610%	$75,000	$74,900
Senior notes due 2015	5.0%	249,914	249,891
Senior notes due 2016	6.625%	221,334	220,787
Option to repurchase ownership interest in headquarters building in 2019		223,577	220,861
Total debt		769,825	766,439
Capital lease obligations		7,114	6,681
Total debt and capital lease obligations		$776,939	$773,120

Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $850 million as of September 23, 2012 and $800 million as of December 25, 2011. On September 26, 2012, we repaid all $75.0 million outstanding aggregate principal amount of the 4.610% senior notes that matured on that date. We funded the repayment from available cash.

As of September 23, 2012, there were no outstanding borrowings under our $125.0 million asset-backed five-year revolving credit facility.

We were in compliance with our covenants under our third-party financing arrangements as of September 23, 2012.

Ratings

In July 2012, Standard & Poor’s lowered its ratings outlook to stable from positive, citing continued secular pressure on our business despite efforts at the development of new digital revenue. In August 2012, Moody’s Investors Service lowered its ratings outlook to stable from positive, citing long-term pressure on revenues, and upgraded its speculative-grade liquidity rating to SGL-1 from SGL-2, citing the Company’s sizeable cash balance.

Pensions

We took a number of steps over the past few years to address our pension obligations and we remain focused on managing our pension obligations relative to the size of the Company.

Required contributions to our qualified pension plans can have a significant impact on future cash flows. We have addressed a significant portion of our minimum funding requirements for 2012 through prior discretionary contributions. In 2012, we expect to make mandatory contributions of approximately $44 million (of which approximately $37 million was made in the first nine months of 2012), primarily contractual contributions to The New York Times Newspaper Guild pension plan. In addition to contractual contributions to The New York Times Newspaper Guild pension plan and our minimum funding requirements, we may make discretionary contributions in the fourth quarter of 2012 to our Company-sponsored qualified pension plans depending on cash flows, pension asset performance, interest rates and other factors.

As part of our strategy to reduce our pension obligations and the resulting volatility of our overall financial condition, in September 2012, we offered certain former employees who participate in The New York Times Companies Pension Plan the option to commence their pension benefits immediately, by electing to take their pension as a lump sum or commence an immediate monthly annuity. This voluntary offer was made to approximately 5,200 eligible terminated vested participants in The New York Times Companies Pension Plan, representing approximately 15% of the Company’s total qualified pension plan liabilities, which was approximately $1.987 billion as of December 25, 2011. The election period for this voluntary offer will end during the fourth quarter of 2012. Assuming an acceptance rate of 50% of the pension obligations associated with the offer, we would record a non-cash settlement charge of approximately $45 million and would make settlement distributions of approximately $100 million in the fourth quarter of 2012. The actual amount of the charge and settlement distributions will largely depend upon the number of participants electing the offer and the associated pension benefit of those electing participants, as well as interest rates and asset performance. The settlement distributions, the majority of which will be made by the end of 2012, will be made with existing assets of the pension plan and not with Company cash. We expect this offer to have a minimal impact on our underfunded pension plan balance and the timing and amount of our funding obligations. See the “Recent Developments” section for additional information.

In addition, we have also modified our investment strategy to reduce the volatility in the funded status of our qualified pension plans. We plan to reallocate a portion of the pension plan assets from equity investments to fixed income investments as the pension plans become more fully funded and we expect to have a significant percentage of pension plan assets invested in fixed income instruments as these plans become fully funded.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 25, 2011. As of September 23, 2012, our critical accounting policies have not changed materially from December 25, 2011.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 25, 2011. As of September 23, 2012, our contractual obligations and off-balance sheet arrangements have not changed materially from December 25, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 25, 2011, details our disclosures about market risk. As of September 23, 2012, there were no material changes in our market risks from December 25, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 23, 2012. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 23, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
June 25, 2012 – July 29, 2012	—	—	—	$91,386,000
July 30, 2012 – August 26, 2012	—	—	—	$91,386,000
August 27, 2012 – September 23, 2012	—	—	—	$91,386,000
Total for the third quarter of 2012	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the third quarter of 2012, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of October 26, 2012, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: November 2, 2012	/s/ JAMES M. FOLLO
James M. Follo Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 23, 2012

Exhibit No.

2.1
Stock Purchase Agreement, dated as of August 26, 2012, between the Company and IAC/InterActiveCorp (filed as an Exhibit to the Company’s Form 8-K dated August 29, 2012, and incorporated by reference herein).

10.1	Letter Agreement, dated as of August 14, 2012, between the Company and Mark Thompson (filed as an Exhibit to the Company’s Form 8-K dated August 17, 2012, and incorporated by reference herein).

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase