Form 10-K
period 2012-12-30
NEW YORK TIMES CO
filed 2013-02-28
CIK 71691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2012	Commission file number 1-5837
THE NEW YORK TIMES COMPANY
(Exact name of registrant as specified in its charter)

New York	13-1102020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
620 Eighth Avenue, New York, N.Y.	10018
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (212) 556-1234
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock of $.10 par value	New York Stock Exchange
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☑
The aggregate worldwide market value of Class A Common Stock held by non-affiliates, based on the closing price on June 22, 2012, the last business day of the registrant’s most recently completed second quarter, as reported on the New York Stock Exchange, was approximately $961 million. As of such date, non-affiliates held 72,477 shares of Class B Common Stock. There is no active market for such stock.
The number of outstanding shares of each class of the registrant’s common stock as of February 22, 2013 (exclusive of treasury shares), was as follows: 147,946,704 shares of Class A Common Stock and 818,385 shares of Class B Common Stock.
Documents incorporated by reference
Portions of the Proxy Statement relating to the registrant’s 2013 Annual Meeting of Stockholders, to be held on May 1, 2013, are incorporated by reference into Part III of this report.

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
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in “Item 1A — Risk Factors” below, as well as other risks and factors identified from time to time in our SEC filings.

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
We had previously classified our businesses into two reportable segments, the News Media Group and the About Group. As a result of the sale of the About Group, described below, and effective for the quarter ended September 23, 2012, we have one reportable segment.
We currently have two divisions:

•	The New York Times Media Group, which includes The New York Times (“The Times”), the International Herald Tribune (the “IHT”), NYTimes.com and related businesses; and

•	the New England Media Group, which includes The Boston Globe (the “Globe”), BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette (the “T&G”), Telegram.com and related businesses.
In February 2013, we announced that we have retained a strategic adviser in connection with a sale of the New England Media Group and our 49% equity interest in Metro Boston (“Metro Boston”), which publishes a free daily newspaper in the greater Boston area.
On September 24, 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp for $300.0 million in cash, plus a net working capital adjustment of approximately $17 million.
On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses in Alabama, California, Florida, Louisiana, North Carolina and South Carolina, to Halifax Media Holdings LLC for approximately $140 million in cash.
Results of operations for each of the About Group and the Regional Media Group, which previously was a division of the News Media Group, have been treated as discontinued operations in all periods presented in this report. For information regarding discontinued operations, see Note 15 of the Notes to the Consolidated Financial Statements.
Additionally, we own equity interests primarily in a Canadian newsprint company and a supercalendered paper manufacturing partnership in Maine.

THE NEW YORK TIMES COMPANY – P. 1

In February 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million and in May 2012, we sold our remaining 210 units for an aggregate price of $63.0 million. Fenway Sports Group owns the Boston Red Sox baseball club; Liverpool Football Club (a soccer team in the English Premier League); approximately 80% of New England Sports Network (a regional cable sports network); and 50% of Roush Fenway Racing (a NASCAR team).
In early October 2012, Indeed.com, a search engine for jobs in which we had an ownership interest, was sold. The proceeds from the sale of our interest were approximately $167 million.
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, and the Proxy Statement for our Annual Meeting of Stockholders are made available, free of charge, on our Web site http://www.nytco.com, as soon as reasonably practicable after such reports have been filed with or furnished to the SEC.
OUR COMPANY
Our Company generates revenues principally from advertising and circulation.
Advertising is sold in our newspapers and other publications, on our Web sites and across other digital platforms. We divide advertising into three main categories: national, retail and classified. Advertising revenue also includes preprints, which are advertising supplements. Our digital advertising offerings include mainly display advertising (such as banners, large-format units, half-page units and interactive multimedia) and classified advertising. Our businesses are affected in part by seasonal patterns in advertising, with generally higher advertising volume in the fourth quarter due to holiday advertising.
Circulation revenue is from amounts charged to readers or distributors for products in print, online or through other digital platforms. Charges vary by property and by city and depend on the type of sale (i.e., subscription or single copy) and distribution arrangements.
Advertising and circulation revenue information for our divisions appears under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Revenues, operating profit and identifiable assets of foreign operations are not significant.
The New York Times Media Group
The New York Times Media Group comprises The Times, the IHT, NYTimes.com and related businesses. The Times, a daily (Mon. - Sat.) and Sunday newspaper, commenced publication in 1851. The IHT, a daily newspaper, commenced publishing in Paris in 1887. We recently announced that the IHT, which has served as the global edition of The Times, will be rebranded the International New York Times later in 2013. NYTimes.com was launched in 1996.
Since March 2011, The Times has charged consumers for content provided on NYTimes.com and other digital platforms, in addition to its other paid subscription offerings on several e-reader devices. The Times’s metered model offers users free access to a set number of articles per month and then charges users who are not print home-delivery subscribers once they exceed that number. All print home-delivery subscribers receive free digital access.
Since October 2011, the IHT has charged consumers for digital subscription packages for full access to its news applications on the iPhone and iPad and on NYTimes.com. These digital packages are free to IHT home-delivery subscribers who subscribe for a minimum of five days per week.
Audience
The Times and the IHT reach a broad audience in print, online at NYTimes.com and global.nytimes.com and on other digital platforms. The Times and the IHT have also expanded their reach and deepened engagement with readers and users by delivering content online and across other digital platforms, including mobile and e-reader applications and social networking sites.
According to reports filed with the Alliance for Audited Media (“AAM”), formerly known as the Audit Bureau of Circulations, an independent agency that audits the circulation of most U.S. newspapers and magazines, for the six-month period ended September 30, 2012, The Times had the largest daily and Sunday circulation of all seven-day newspapers in the United States. For the year ended December 30, 2012, The Times’s average circulation, which includes paid and verified circulation of the newspaper in print, online and on other digital platforms, was 1,670,500 for weekday (Mon. - Fri.) and 2,138,500 for Sunday. Under AAM’s reporting guidance, verified circulation represents

P. 2 – THE NEW YORK TIMES COMPANY

copies available for individual consumers that are either non-paid or paid by someone other than the individual, such as copies served to schools and colleges and copies purchased by businesses for free distribution. For the first time, The Times’s average circulation for 2012 captures a full year of paid subscribers to its digital subscription packages since The Times began offering them in March 2011. In 2012, approximately 87% of the weekday and 88% of the Sunday circulation was through print or digital subscriptions; the remainder was single-copy print sales primarily on newsstands.
Approximately 43% of the weekday average print circulation for the year ended December 30, 2012, was sold in the 31 counties that make up the greater New York City area, which includes New York City, Westchester County, Long Island, and parts of upstate New York, Connecticut, New Jersey and Pennsylvania; approximately 57% was sold elsewhere. On Sundays, approximately 38% of the average print circulation was sold in the greater New York City area and 62% was sold elsewhere.
The IHT’s average circulation, which includes paid circulation of the newspaper in print and electronic replica editions, for the years ended December 30, 2012, and December 25, 2011, was 224,771 (estimated) and 226,267, respectively. These figures follow the guidance of Office de Justification de la Diffusion, an agency based in Paris and a member of the International Federation of Audit Bureaux of Circulations that audits the circulation of most of France’s newspapers and magazines. The final 2012 figure will not be available until April 2013.
According to comScore Media Metrix, an online audience measurement service, in 2012, NYTimes.com had a monthly average of approximately 29 million unique visitors in the United States and approximately 43 million unique visitors worldwide. Paid subscribers to digital subscription packages, e-readers and replica editions of The Times and the IHT totaled approximately 640,000 as of our fiscal year ended December 30, 2012.
Advertising
According to data compiled by MagazineRadar, an independent agency that measures advertising sales volume and estimates advertising revenue, The Times had the largest market share in 2012 in print advertising revenues among a national newspaper set that consists of USA Today, The Wall Street Journal and The Times. Approximately three-quarters of The New York Times Media Group’s print and digital advertising revenues in 2012 came from national advertisers.
Based on recent data provided by MagazineRadar, we believe The Times ranks first by a substantial margin in print advertising revenues in the general weekday and Sunday newspaper field in the New York metropolitan area.
Production and Distribution
The Times is currently printed at our production and distribution facility in College Point, N.Y., as well as under contract at 27 remote print sites across the United States. The Times is delivered to newsstands and retail outlets in the New York metropolitan area through a combination of third-party wholesalers and our own drivers. In other markets in the United States and Canada, The Times is delivered through agreements with other newspapers and third-party delivery agents.
The IHT is printed under contract at 38 sites throughout the world and is sold in more than 135 countries and territories.
Other Businesses
The New York Times Media Group’s other businesses primarily include:

•	The New York Times Index, which produces and licenses The New York Times Index, a print publication;

•	Digital Archive Distribution, which licenses electronic archive databases to resellers of that information in the business, professional and library markets; and

•
The New York Times News Services Division, which is made up of Syndication Sales and Business Development. Syndication Sales transmits articles, graphics and photographs from The Times, the Globe and other publications to over 1,300 newspapers, magazines and Web sites in nearly 100 countries and territories worldwide. Business Development principally comprises photo archives, The New York Times store, book development and rights and permissions.

THE NEW YORK TIMES COMPANY – P. 3

New England Media Group
The New England Media Group comprises the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related businesses. The Globe is a daily and Sunday newspaper that commenced publication in 1872. The T&G is a daily and Sunday newspaper that began publishing in 1866.
In fall 2011, the Globe launched BostonGlobe.com, a paid subscription Web site with access to the full range of The Globe’s content. All print home-delivery subscribers to the Globe receive free digital access to BostonGlobe.com.
Boston.com, a free Web site developed by the Globe, serves as a community portal for the greater Boston area and offers general community-focused information to consumers.
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
According to reports filed with AAM, for the six-month period ended September 30, 2012, the Globe ranked first in New England for both daily and Sunday circulation. For the year ended December 30, 2012, the Globe’s average circulation, which includes paid and verified circulation of the newspaper in print, online and other digital platforms, was 233,000 for weekday (Mon. - Fri.) and 373,000 for Sunday. For the first time, the Globe’s average circulation for 2012 captures a full year of paid subscribers to BostonGlobe.com since its launch in the fall of 2011. Approximately 83% of the Globe’s weekday and 79% of its Sunday circulation was sold through print and digital subscriptions in 2012; the remainder was sold primarily on newsstands.
Boston.com, New England’s largest regional news and information Web site, in 2012 had a monthly average of over 6 million unique visitors in the United States, according to comScore Media Metrix. In 2012, BostonGlobe.com had a monthly average of over 1 million unique visitors in the United States, according to comScore Media Metrix. Paid digital subscribers to BostonGlobe.com, e-readers and replica editions totaled approximately 28,000 as of our fiscal year ended December 30, 2012.
The T&G and several Company-owned non-daily newspapers — some published under the name of Coulter Press — circulate throughout Worcester County, Mass., and northeastern Connecticut. According to reports filed with AAM, for the six-month period ended September 30, 2012, the T&G ranked fifth in daily circulation and sixth in Sunday circulation volume in New England. Since 2010, Telegram.com has offered paid digital subscriptions to access articles produced by its staff. For the year ended December 30, 2012, the T&G’s average circulation, which includes paid and verified circulation of the newspaper in print and online, was 69,400 for weekday (Mon. - Fri.) and 78,400 for Sunday.
Advertising
The sales forces of the New England Media Group sell advertising across multiple channels, including print, digital, direct marketing, niche magazines, Internet radio and events, capitalizing on opportunities to deliver to national and local advertisers the Globe’s broad readership in the New England region. Nearly one-third of the New England Media Group’s advertising revenues in 2012 came from national advertisers.
Production and Distribution
The Globe and most of the T&G are currently printed at the Globe’s facility in Boston, Mass. Nearly all of the Globe’s and T&G’s print subscription circulation was delivered by a third-party service in 2012.
FOREST PRODUCTS INVESTMENTS AND OTHER JOINT VENTURES
We have ownership interests primarily in one newsprint company and one mill producing supercalendered paper, a polished paper used in some magazines, catalogs and preprinted inserts, which is a higher-value grade than newsprint (the “Forest Products Investments”), as well as in Metro Boston. These investments were accounted for under the equity method and reported in “Investments in joint ventures” in our Consolidated Balance Sheets as of December 30, 2012. For additional information on our investments, see “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of the Notes to the Consolidated Financial Statements.

P. 4 – THE NEW YORK TIMES COMPANY

Forest Products Investments
We have a 49% equity interest in a Canadian newsprint company, Donohue Malbaie Inc. (“Malbaie”). The other 51% is owned by Resolute FP Canada Inc., a subsidiary of Resolute Forest Products Inc. (“Resolute”), a Delaware corporation. Resolute is a large global manufacturer of paper, market pulp and wood products. Malbaie manufactures newsprint on the paper machine it owns within Resolute’s paper mill in Clermont, Quebec. Malbaie is wholly dependent upon Resolute for its pulp, which is purchased by Malbaie from Resolute’s paper mill in Clermont, Quebec. In 2012, Malbaie produced approximately 218,000 metric tons of newsprint, of which approximately 14% was sold to us, with the balance sold to Resolute for resale.
We have a 40% equity interest in Madison Paper Industries (“Madison”), a partnership operating a supercalendered paper mill in Madison, Maine. Madison purchases the majority of its wood from local suppliers, mostly under long-term contracts. In 2012, Madison produced approximately 188,000 metric tons, of which approximately 3% was sold to us.
Malbaie and Madison are subject to comprehensive environmental protection laws, regulations and orders of provincial, federal, state and local authorities of Canada and the United States (the “Environmental Laws”). The Environmental Laws impose effluent and emission limitations and require Malbaie and Madison to obtain, and operate in compliance with the conditions of, permits and other governmental authorizations (“Governmental Authorizations”). Malbaie and Madison follow policies and operate monitoring programs designed to ensure compliance with applicable Environmental Laws and Governmental Authorizations and to minimize exposure to environmental liabilities. Various regulatory authorities periodically review the status of the operations of Malbaie and Madison. Based on the foregoing, we believe that Malbaie and Madison are in substantial compliance with such Environmental Laws and Governmental Authorizations.
Other Joint Ventures
We own a 49% interest in Metro Boston, which publishes a free daily newspaper in the greater Boston area.
quadrantONE, an online advertising network and private exchange in which we own a 25% interest, announced in February 2013 that it will begin winding down its current operations. The Web sites of the New England Media Group had participated in quadrantONE’s network and exchange, which sold bundled premium, targeted display advertising onto local newspaper and other Web sites.
RAW MATERIALS
The primary raw materials we use are newsprint and supercalendered paper. We purchase newsprint from a number of North American producers. In 2012, the paper used by The New York Times and New England Media Groups was purchased from unrelated suppliers and related suppliers in which we hold equity interests (see “— Forest Products Investments”). A significant portion of newsprint is purchased from Resolute.
In 2012 and 2011, we used the following types and quantities of paper:

	Newsprint		Coated, Supercalendered and Other Paper(1)
(In metric tons)	2012	2011	2012	2011
The New York Times Media Group	133,000	138,000	16,200	15,300
New England Media Group	41,000	41,000	1,500	1,600
Total	174,000	179,000	17,700	16,900

(1)	The Times and the Globe use coated, supercalendered or other paper for The New York Times Magazine, T: The New York Times Style Magazine and the Globe’s Sunday Magazine.

THE NEW YORK TIMES COMPANY – P. 5

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
The IHT’s key competitors include all international sources of English-language news, including The Wall Street Journal’s European and Asian Editions, the Financial Times, Time, Bloomberg Business Week and The Economist; and news channels CNN, CNNi, Sky News International, CNBC and BBC.
The Globe competes primarily for advertising and circulation with other newspapers and television stations in Boston, its neighboring suburbs and the greater New England region, including, among others, The Boston Herald (daily and Sunday).
In addition, as a result of the secular shift from print to digital media, our newspapers increasingly face competition for audience and advertising from a wide variety of digital alternatives, including news and other information Web sites and digital applications, news aggregation sites, social media sites, digital advertising networks and exchanges, real-time bidding and other programmatic buying channels, online classified services and other new media formats.
NYTimes.com, Boston.com and BostonGlobe.com most directly compete for advertising and traffic with other advertising-supported or consumer-paid news and information Web sites and mobile applications, such as WSJ.com, Google News, Yahoo! News, MSNBC and CNN.com, digital advertising networks and exchanges and classified advertising portals. Internationally, global.nytimes.com competes against international online sources of English language news, such as bbc.co.uk, guardian.co.uk, ft.com and reuters.com.
EMPLOYEES
We had approximately 5,363 full-time equivalent employees as of December 30, 2012.

Employees
The New York Times Media Group	3,102
New England Media Group	1,849
Corporate	412
Total Company	5,363

P. 6 – THE NEW YORK TIMES COMPANY

Labor Relations
As of December 30, 2012, more than half of the full-time equivalent employees of The Times were represented by nine unions. The following is a list of collective bargaining agreements covering various categories of employees and their corresponding expiration dates.

	Employee Category	Expiration Date
The Times	Paperhandlers	March 30, 2014
	Electricians	March 30, 2015
	Machinists	March 30, 2015
	Mailers	March 30, 2016
	New York Newspaper Guild	March 30, 2016
	Typographers	March 30, 2016
	Pressmen	March 30, 2017
	Stereotypers	March 30, 2017
	Drivers	March 30, 2020
Approximately half of the full-time equivalent employees of the IHT are located in France, whose terms and conditions of employment are established by a combination of French national labor law, industry-wide collective agreements and Company-specific agreements.
More than two-thirds of the full-time equivalent employees of the Globe and Boston.com were represented by 10 unions with 12 labor agreements. As indicated below, certain collective bargaining agreements have expired and negotiations for new contracts are ongoing. We cannot predict the timing or the outcome of these negotiations.

	Employee Category	Expiration Date
The Globe and	Drivers	December 31, 2012 (expired)
Boston.com	Paperhandlers	December 31, 2012 (expired)
	Boston Newspaper Guild	December 31, 2012 (expired)
	Engravers	December 31, 2012 (expired)
	Boston Mailers Union	December 31, 2012 (expired)
	Pressmen	December 31, 2012 (expired)
	Technical services group	December 31, 2012 (expired)
	Electricians	December 31, 2012 (expired)
	Typographers	December 31, 2013
	Garage mechanics	December 31, 2013
	Machinists	December 31, 2013
	Warehouse employees	December 31, 2015
As part of various cost-cutting measures in 2009 that resulted in amendments to certain collective bargaining agreements, the Globe agreed to a profit-sharing plan based on the performance of the Globe and Boston.com in 2011 and 2012. Profit-sharing payments to eligible full-time union employees are based on a formula tied to the operating profit of the Globe and Boston.com, calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Payments made in 2012 based on the performance of the Globe and Boston.com in 2011 reflected the lowest threshold at which payments were required to be made under the collective bargaining agreements. The Globe does not expect to make payments in 2013 under that provision in the collective bargaining agreements.
Approximately one-third of the full-time equivalent employees of the T&G are represented by four unions. Labor agreements with production unions expired or will expire on August 31, 2011, October 31, 2014 and November 30, 2016. The labor agreements with the Providence Newspaper Guild, representing newsroom and circulation employees, expired on June 14, 2012.

THE NEW YORK TIMES COMPANY – P. 7

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
Economic weakness and uncertainty globally, in the United States, in the regions in which we operate and in key advertising categories have adversely affected and may continue to adversely affect our advertising revenues.
Advertising spending, which drives a significant portion of our revenues, is sensitive to economic conditions. Global, national and local economic conditions, particularly in the New York City and Boston metropolitan regions, affect the levels of our advertising revenues. Economic factors that have adversely affected advertising revenues include lower consumer and business spending, high unemployment and depressed home sales. Our advertising revenues are particularly adversely affected if advertisers respond to weak and uneven economic conditions by reducing their budgets or shifting spending patterns or priorities, or if they are forced to consolidate or cease operations. Continuing weak and uncertain economic conditions and outlook would adversely affect our level of advertising revenues and our business, financial condition and results of operations.
We have significant competition for advertising, which may adversely affect our advertising revenues and advertising rates.
Our print and digital products face substantial competition for advertising revenues from a variety of sources, such as newspapers and magazines; television, radio and other forms of media; direct marketing; and, increasingly, advertising-supported digital products that provide news and information, including Web sites and digital applications, news aggregators and social media sites. In recent years, the advertising industry has experienced a secular shift toward digital advertising, which is less expensive and can offer more measurable returns than traditional print media. Digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audience at scale are also playing a more significant role in the advertising marketplace. Competition from all of these media and services, many of which charge lower rates than the Company’s properties, as well as increased inventory in the digital marketplace, affect our ability to attract and retain advertisers and consumers and to maintain or increase our advertising rates, which would adversely affect advertising revenues.
If our efforts to retain and grow our digital subscriber base and build consumer revenue are not successful and if we are unable to maintain our digital audience for advertising sales, our business, financial condition and prospects may be adversely affected.
A significant portion of our revenues is from digital subscriptions for content provided on NYTimes.com and other digital platforms. Our ability to retain and continue to build our digital subscription base and audience for our digital products depends on many factors, including continued market acceptance of our digital pay model, consumer habits, pricing, available alternatives, delivery of high-quality journalism and content, an adequate and adaptable online infrastructure, terms of delivery platforms and other factors. If we are not able to continue to attract, convert and retain digital subscribers, our revenues may be reduced and we may incur additional expenses for marketing and other digital acquisition and retention efforts.
In addition, if our user or traffic levels flatten or decline as a result of, among other factors, changes in Internet search results, including results provided by Google, we may be unable to create sufficient advertiser interest in our digital businesses or to maintain or increase the advertising rates of the inventory on our digital platforms. Even if we maintain or increase traffic levels, the market position of our brands may not be enough to counteract a significant downward pressure on advertising rates as the number of Web sites with available inventory increases in the digital marketplace.
To remain competitive, we must be able to respond to and exploit changes in technology, services and standards and changes in consumer behavior, and significant capital investments may be required.
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

P. 8 – THE NEW YORK TIMES COMPANY

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
Technological developments and any changes we may make to our business model may require significant capital investments. We may be limited in our ability to invest funds and resources in digital products, services or opportunities, and we may incur costs of research and development in building and maintaining the necessary and continually evolving technology infrastructure. It may also be difficult to attract and retain talent for critical positions. Some of our existing competitors and new entrants may have greater operational, financial and other resources or may otherwise be better positioned to compete for opportunities and as a result, our digital businesses may be less successful.
Decreases in print circulation volume adversely affect our circulation and advertising revenues.
Advertising and circulation revenues are affected by circulation and readership levels of our newspaper properties. Competition for circulation and readership is generally based upon format, content, quality, service, timeliness and price. In recent years, our newspaper properties, and the newspaper industry as a whole, have experienced declining print circulation volume. This is primarily due to increased competition from digital media formats and sources other than traditional newspapers (often free to users), declining discretionary spending by consumers affected by weak economic conditions, high subscription and single-copy rates and a growing preference among some consumers to receive all or a portion of their news from sources other than a newspaper. If these or other factors result in a continued decline in circulation volume, the rate and volume of advertising revenues may be adversely affected (as rates reflect circulation and readership, among other factors). These factors could also affect our ability to institute circulation price increases for our products at a rate sufficient to offset circulation volume declines. We may also incur increased spending on marketing designed to attract and retain subscribers or drive traffic to our digital products, and we may not be able to recover these costs through circulation and advertising revenues.
If we are unable to execute cost-control measures successfully, our total operating costs may be greater than expected, which may adversely affect our profitability.
Over the last several years, we have significantly reduced operating costs by reducing staff and employee benefits and implementing general cost-control measures across the Company, and expect to continue these cost management efforts. If we do not achieve expected savings or our operating costs increase as a result of our strategic initiatives, our total operating costs may be greater than anticipated. In addition, if our cost-control strategy is not managed properly, such efforts may affect the quality of our products and our ability to generate future revenue. Reductions in staff and employee compensation and benefits could also adversely affect our ability to attract and retain key employees.
Significant portions of our expenses are fixed costs that neither increase nor decrease proportionately with revenues. In addition, our ability to make short-term adjustments to manage our costs may be limited by certain of our collective bargaining agreements. If we are not able to implement further cost-control efforts or reduce our fixed costs sufficiently in response to a decline in our revenues, we may experience a higher percentage decline in our income from continuing operations.
The underfunded status of our pension plans may adversely affect our operations, financial condition and liquidity.
We sponsor several qualified defined benefit pension plans. We are required to make contributions to our qualified defined benefit pension plans to comply with minimum funding requirements imposed by laws governing these employee benefit plans. The difference between the obligations and assets of the qualified defined benefit pension plans, or the funded status of the qualified defined benefit pension plans, is a significant factor in determining pension expense and the ongoing funding requirements for those plans. Our qualified defined benefit pension plans were underfunded as of December 30, 2012, and we will continue to evaluate whether to make contributions in the future to fund this deficiency. In addition, while we sold the Regional Media Group in January 2012, we retained pension assets and liabilities and postretirement obligations related to employees of that business. Future volatility and disruption in the stock and bond markets could cause further declines in the asset values of our qualified defined benefit pension plans. In addition, a decrease in the discount rate used to determine the liabilities for pension obligations will result in increased liabilities. If investment returns on plan assets are below expectations

THE NEW YORK TIMES COMPANY – P. 9

or interest rates decrease, our contributions may be higher than currently anticipated. As a result, we may have less cash available for working capital and other corporate uses, which may have an adverse impact on our operations, financial condition and liquidity.
Due to our participation in multiemployer pension plans, we have exposures under those plans that may extend beyond what our obligations would be with respect to our employees.
We participate in, and make periodic contributions to, various multiemployer pension plans that cover many of our current and former union employees. Our required contributions to these plans could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these plans, the inability or failure of withdrawing companies to pay their withdrawal liability, low interest rates, lower than expected returns on pension fund assets or other funding deficiencies.
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
Approximately half of our full-time equivalent work force is unionized. As a result, we are required to negotiate the wages, salaries, benefits, staffing levels and other terms with many of our employees collectively. Our results could be adversely affected if future labor negotiations or contracts were to further restrict our ability to maximize the efficiency of our operations. If we were to experience labor unrest, strikes or other business interruptions in connection with labor negotiations or otherwise, or if we are unable to negotiate labor contracts on reasonable terms, our ability to produce and deliver our most significant products could be impaired. In addition, our ability to make short-term adjustments to control compensation and benefits costs, rebalance our portfolio of businesses or otherwise adapt to changing business needs may be limited by the terms and duration of our collective bargaining agreements.
A significant increase in the price of newsprint, or limited availability of newsprint, would have an adverse effect on our operating results.
The cost of raw materials, of which newsprint is the major component, represented approximately 7% of our total operating costs in 2012. The price of newsprint has historically been volatile and may increase as a result of various factors, including:

•	a reduction in the number of suppliers as a result of restructurings, bankruptcies and consolidations in the North American newsprint industry;

•	declining newsprint supply as a result of paper mill closures and conversions to other grades of paper; and

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
From time to time, we evaluate the various components of our portfolio of businesses and may, as a result, buy or sell different properties. In that regard, we recently announced that we have retained a strategic adviser in connection with a sale of the New England Media Group and our 49% equity interest in Metro Boston. Acquisitions or

P. 10 – THE NEW YORK TIMES COMPANY

divestitures affect our costs, revenues, profitability and financial position. We may also consider the acquisition of specific properties or businesses that fall outside our traditional lines of business if we deem such properties sufficiently attractive.
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
Our debt agreements contain various covenants that limit our ability to engage in specified types of transactions. For example, these covenants, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries to:

•	incur or guarantee additional debt or issue certain preferred equity;

•	pay dividends on or make distributions to holders of our common stock or make other restricted payments;

•	create or incur liens on certain assets to secure debt;

•	make certain investments, acquisitions or dispositions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; or

•	enter into certain transactions with affiliates.
These restrictions limit our flexibility in operating our business and responding to opportunities.
Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated below investment grade by Standard & Poor’s and Moody’s Investors Service. If our credit ratings remain below investment grade or are lowered further, borrowing costs for future long-term debt or short-term borrowing facilities may increase and our financing options, including our access to the unsecured borrowing market, would be limited. We may also be subject to additional restrictive covenants that would reduce our flexibility. In addition, macroeconomic conditions, such as continued or increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new acquisitions or capital-intensive internal initiatives.
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

THE NEW YORK TIMES COMPANY – P. 11

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
Advancements in technology have exacerbated the risk by making it easier to duplicate and disseminate content. In addition, as our business and the risk of misappropriation of our intellectual property rights have become more global in scope, we may not be able to protect our proprietary rights in a cost-effective manner in a multitude of jurisdictions with varying laws.
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
Security breaches and other disruptions or misuse of our network and information systems could affect our ability to conduct our business effectively.
Network and information systems and other technologies, including those related to our network management, are important to our business activities. Despite our security measures and those of our third-party service providers, our systems may be vulnerable to interruption or damage from computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. Our computer systems have been, and will likely continue to be, subject to attack. For example, during 2012, The Times’s computer network was the target of a cyber-attack that we believe was sponsored by a foreign government, designed to interfere with our journalism and undermine our reporting. The systems housing confidential customer and employee data were not breached in this attack. While we have implemented controls and taken other preventative actions to further strengthen our systems against future attacks, we can give no assurance that these controls and preventative actions will be effective against future attacks. Any breach of our data security could result in a disruption of our services or improper disclosure of personal data or confidential information, which could harm our reputation, require us to expend resources to remedy such a security breach or defend against further attacks or subject us to liability under laws that protect personal data, resulting in increased operating costs or loss of revenue.
Legislative and regulatory developments may result in increased costs and lower revenues from our digital businesses.
Our digital businesses are subject to government regulation in the jurisdictions in which we operate, and our Web sites, which are available worldwide, may be subject to laws regulating the Internet even in jurisdictions where we do not do business. We may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. Revenues from our digital businesses could be adversely affected, directly or indirectly, in particular by existing or future laws and regulations relating to online privacy and the collection and use of consumer data in digital media.
Our international operations expose us to risks inherent in foreign operations.
As we expand the international scope of our operations, we face the increased risk of doing business abroad, including complying with unfamiliar laws and regulations, effectively managing and staffing foreign operations, successfully navigating local customs and practices, responding to government policies that restrict the digital flow of information, adapting to currency exchange rate fluctuations and complying with restrictions on repatriation of

P. 12 – THE NEW YORK TIMES COMPANY

funds. Adverse developments in any of these areas could have an adverse impact on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal executive offices are located in our New York headquarters building in the Times Square area. The building was completed in 2007 and consists of approximately 1.54 million gross square feet, of which approximately 828,000 gross square feet of space have been allocated to us. We owned a leasehold condominium interest representing approximately 58% of the New York headquarters building until March 2009, when we entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest (the “Condo Interest”). The sale-leaseback transaction encompassed 21 floors, or approximately 750,000 rentable square feet, currently occupied by us. The sale price for the Condo Interest was $225 million. We have an option exercisable in 2019 to repurchase the Condo Interest for $250 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years. We continue to own a leasehold condominium interest in seven floors in our New York headquarters building, totaling approximately 216,000 rentable square feet that were not included in the sale-leaseback transaction, of which six floors are leased to a third party.
In addition, we built a printing and distribution facility with 570,000 gross square feet located in College Point, N.Y., on a 31-acre site for which we have a ground lease. We have an option to purchase the property at any time before the lease ends in 2019. We own a facility in Boston, Mass., of 703,000 gross square feet that includes printing operations and offices. We also currently own other properties with an aggregate of approximately 194,000 gross square feet and lease other properties with an aggregate of approximately 281,000 rentable square feet in various locations.

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

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

THE NEW YORK TIMES COMPANY – P. 13

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Employed By Registrant Since	Recent Position(s) Held as of February 28, 2013
Arthur Sulzberger, Jr.	61	1978	Chairman (since 1997) and Publisher of The Times (since 1992); Chief Executive Officer (December 2011 to November 2012)
Mark Thompson	55	2012
President and Chief Executive Officer (since November 2012); Director-General, the British Broadcasting Corporation (“BBC”) (2004 to September 2012); Chief Executive, Channel 4 Television Corporation (2002 to 2004); and various positions of increasing responsibility at the BBC (1979 to 2001)

Michael Golden	63	1984	Vice Chairman (since 1997); President and Chief Operating Officer, Regional Media Group (2009 to January 2012); Publisher of the IHT (2003 to 2008); Senior Vice President (1997 to 2004)
James M. Follo	53	2007	Senior Vice President and Chief Financial Officer (since 2007); Chief Financial and Administrative Officer, Martha Stewart Living Omnimedia, Inc. (2001 to 2006)
R. Anthony Benten	49	1989	Senior Vice President, Finance (since 2008) and Corporate Controller (since 2007); Vice President (2003 to 2008); Treasurer (2001 to 2007)
Christopher M. Mayer	50	1984
Publisher of the Globe and President of the New England Media Group (since 2010); Senior Vice President, Circulation and Operations, of the Globe (2008 to 2009); Chief Information Officer and Senior Vice President of the Globe (2005 to 2008); Vice President, Circulation Sales, of the Globe (2002 to 2005)

Kenneth A. Richieri	61	1983
Senior Vice President (since 2007) and General Counsel (since 2006); Secretary (2008 to 2011); Vice President (2002 to 2007); Deputy General Counsel (2001 to 2005); Vice President and General Counsel, New York Times Digital (1999 to 2003)

P. 14 – THE NEW YORK TIMES COMPANY

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
The Class A Common Stock is listed on the New York Stock Exchange. The Class B Common Stock is unlisted and is not actively traded.
The number of security holders of record as of February 22, 2013, was as follows: Class A Common Stock: 7,333; Class B Common Stock: 28.
No dividends have been declared or paid on our Class A or Class B Common Stock since the fourth quarter of 2008. The decision to pay a dividend in future periods and the appropriate level of dividends will be considered by our Board of Directors in light of our earnings, capital requirements, financial condition and other factors considered relevant. In addition, our Board of Directors will consider restrictions in any existing indebtedness, such as the terms of our 6.625% senior unsecured notes due 2016, which restrict our ability to pay dividends. See also “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Overview — Our Strategy” and “— Third-Party Financing.”
The following table sets forth, for the periods indicated, the high and low closing sales prices for the Class A Common Stock as reported on the New York Stock Exchange.

	2012		2011
Quarters	High	Low	High	Low
First Quarter	$8.08	$6.50	$10.90	$8.86
Second Quarter	7.04	5.98	9.67	7.19
Third Quarter	9.80	6.66	9.21	5.76
Fourth Quarter	10.88	7.86	7.97	5.65

ISSUER PURCHASES OF EQUITY SECURITIES(1)

Period	Total number of shares of Class A Common Stock purchased (a)	Average price paid per share of Class A Common Stock (b)	Total number of shares of Class A Common Stock purchased as part of publicly announced plans or programs (c)	Maximum number (or approximate dollar value) of shares of Class A Common Stock that may yet be purchased under the plans or programs (d)
September 24, 2012 - October 28, 2012	—	—	—	$91,386,000
October 29, 2012 - November 25, 2012	—	—	—	$91,386,000
November 26, 2012 - December 30, 2012	—	—	—	$91,386,000
Total for the fourth quarter of 2012	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400 million. During the fourth quarter of 2012, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of February 22, 2013, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

THE NEW YORK TIMES COMPANY – P. 15

EQUITY COMPENSATION PLAN INFORMATION
The following table presents information regarding our existing equity compensation plans as of December 30, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Stock options and stock-based awards	14,593,000	(1)	$24	5,300,000	(2)
Employee Stock Purchase Plan	—		—	6,410,000	(3)
Total	14,593,000			11,710,000
Equity compensation plans not approved by security holders	None		None	None

(1)
Includes shares of Class A Common Stock to be issued upon exercise of outstanding stock options granted under the Company’s 1991 Executive Stock Incentive Plan (the “1991 Incentive Plan”) and the Company’s 2010 Incentive Compensation Plan (the “2010 Incentive Plan”), as well as its Non-Employee Directors’ Stock Option Plan or Non-Employee Directors’ Stock Incentive Plan (together, the “Directors’ Plans”). Includes shares of Class A Common Stock to be issued upon conversion of stock-settled restricted stock units under the 2010 Incentive Plan.

(2)
Includes shares of Class A Common Stock available for future stock options to be granted under the 2010 Incentive Plan and the Directors’ Plans. As of December 30, 2012, the 2010 Incentive Plan had 5,060,000 shares remaining for issuance upon the grant, exercise or other settlement of share-based awards. The Directors’ Plans provide for the issuance of up to 500,000 shares of Class A Common Stock in the form of stock options or restricted stock units. The amount reported for stock options includes the aggregate number of securities remaining (approximately 240,000 as of December 30, 2012) for future issuances under those plans. Stock options granted under the 1991 Incentive Plan, 2010 Incentive Plan and the Directors’ Plans must provide for an exercise price of 100% of the fair market value on the date of grant and, except in the case of the 2010 Incentive Plan (which does not specify a maximum term), a maximum term of 10 years.

(3)	Includes shares of Class A Common Stock available for future issuance under the Company’s Employee Stock Purchase Plan (“ESPP”). We have not had an offering under the ESPP since 2010.

P. 16 – THE NEW YORK TIMES COMPANY

PERFORMANCE PRESENTATION
The following graph shows the annual cumulative total stockholder return for the five fiscal years ending December 30, 2012, on an assumed investment of $100 on December 30, 2007, in the Company, the Standard & Poor’s S&P MidCap 400 Stock Index and an index of peer group media companies. The peer group returns are weighted by market capitalization at the beginning of each year. The peer group is comprised of the Company and the following media companies: Gannett Co., Inc., Media General, Inc., The McClatchy Company and The Washington Post Company. Stockholder return is measured by dividing (a) the sum of (i) the cumulative amount of dividends declared for the measurement period, assuming reinvestment of dividends, and (ii) the difference between the issuer’s share price at the end and the beginning of the measurement period, by (b) the share price at the beginning of the measurement period. As a result, stockholder return includes both dividends and stock appreciation.

Stock Performance Comparison Between the S&P 400 Midcap Index, The New York Times Company’s
Class A Common Stock and Peer Group Common Stock

THE NEW YORK TIMES COMPANY – P. 17

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related Notes in Item 8. The results of operations for the About and Regional Media Groups have been presented as discontinued operations and certain assets and liabilities are classified as held for sale for all periods presented (see Note 15 of the Notes to the Consolidated Financial Statements). The results of operations for WQXR-FM have been presented as discontinued operations for all periods presented before its sale in 2009. The pages following the table show certain items included in Selected Financial Data. All per share amounts on those pages are on a diluted basis. Fiscal year 2012 comprises 53 weeks and all other fiscal years presented in the table below comprise 52 weeks.

	As of and for the Years Ended
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Statement of Operations Data
Revenues	$1,990,080	$1,952,630	$1,980,727	$2,022,455	$2,440,204
Operating costs	1,830,391	1,791,025	1,813,003	1,964,417	2,376,552
Pension settlement expense	48,729	—	—	—	—
Other expenses	2,620	4,500	—	34,633	—
Impairment of assets	—	9,225	16,148	4,179	197,879
Pension withdrawal expense	—	4,228	6,268	78,931	—
Net pension curtailment gain	—	—	—	53,965	—
Operating profit/(loss)	108,340	143,652	145,308	(5,740)	(134,227)
Gain on sale of investments	220,275	71,171	9,128	—	—
Impairment of investments	5,500	—	—	—	—
Income from joint ventures	3,004	28	19,035	20,667	17,062
Premium on debt redemptions	—	46,381	—	9,250	—
Interest expense, net	62,815	85,243	85,062	81,701	47,790
Income/(loss) from continuing operations before income taxes	263,304	83,227	88,409	(76,024)	(164,955)
Income/(loss) from continuing operations, net of income taxes	159,822	51,295	55,092	(46,944)	(124,207)
(Loss)/income from discontinued operations, net of income taxes	(26,483)	(91,519)	53,626	66,845	66,869
Net income/(loss) attributable to The New York Times Company common stockholders	$133,173	$(39,669)	$107,704	$19,891	$(57,839)
Balance Sheet Data
Cash and cash equivalents and short-term investments	$955,309	$279,997	$399,642	$36,520	$56,784
Property, plant and equipment, net	860,385	937,140	997,326	1,083,399	1,163,740
Total assets	2,806,335	2,883,450	3,285,741	3,088,557	3,401,680
Total debt and capital lease obligations	697,078	773,120	996,384	769,117	1,059,321
Total New York Times Company stockholders’ equity	632,500	506,360	659,927	604,042	503,963

P. 18 – THE NEW YORK TIMES COMPANY

	As of and for the Years Ended
(In thousands, except ratios, per share and employee data)	December 30, 2012	December 25, 2011	December 26, 2010	December 27, 2009	December 28, 2008
	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Per Share of Common Stock
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$1.08	$0.35	$0.37	$(0.33)	$(0.87)
(Loss)/income from discontinued operations, net of income taxes	(0.18)	(0.62)	0.37	0.47	0.47
Net income/(loss)	$0.90	$(0.27)	$0.74	$0.14	$(0.40)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$1.04	$0.34	$0.35	$(0.33)	$(0.87)
(Loss)/income from discontinued operations, net of income taxes	(0.17)	(0.60)	0.35	0.47	0.47
Net income/(loss)	$0.87	$(0.26)	$0.70	$0.14	$(0.40)
Dividends per share	$—	$—	$—	$—	$0.750
Stockholders’ equity per share	$4.14	$3.33	$4.32	$4.19	$3.51
Average basic shares outstanding	148,147	147,190	145,636	144,188	143,777
Average diluted shares outstanding	152,693	152,007	152,600	144,188	143,777
Key Ratios
Operating profit/(loss) to revenues	5%	7%	7%	0%	(6)%
Return on average common stockholders’ equity	23%	(7)%	17%	4%	(8)%
Return on average total assets	5%	(1)%	3%	1%	(2)%
Total debt and capital lease obligations to total capitalization	52%	60%	60%	56%	68%
Current assets to current liabilities	3.10	2.46	3.12	2.46	1.35
Ratio of earnings to fixed charges(1)	4.96	1.95	1.84	—	—
Full-Time Equivalent Employees	5,363	7,273	7,414	7,665	9,346

(1)	In 2009 and 2008, earnings were inadequate to cover fixed charges by approximately $95 million and $149 million, respectively, due to certain charges in each year.

THE NEW YORK TIMES COMPANY – P. 19

The items below are included in the Selected Financial Data.
2012 (53-week fiscal year)
The items below had a net favorable effect on our results from continuing operations of $88.0 million, or $.57 per share:

•	a $220.3 million pre-tax gain ($134.7 million after tax, or $.87 per share) on the sales of our ownership interest in Indeed.com and our remaining units in Fenway Sports Group.

•
a $48.7 million pre-tax charge ($28.3 million after tax, or $.18 per share) for the settlement of pension obligations in connection with lump-sum payments made under an immediate pension benefit offer to certain former employees.

•	an $18.1 million pre-tax charge ($10.0 million after tax, or $.07 per share) for severance costs.

•
a $6.7 million pre-tax charge ($3.7 million after tax, or $.02 per share) for accelerated depreciation expense for certain assets at the T&G’s facility in Millbury, Mass., associated with the consolidation of most of its printing into the Globe’s facility in Boston, Mass.

•
a $5.5 million pre-tax, non-cash charge ($3.2 million after tax, or $.02 per share) for the impairment of certain investments, primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.

•	a $2.6 million pre-tax charge ($1.5 million after tax, or $.01 per share) in connection with a legal settlement.
2011
The items below had a net unfavorable effect on our results from continuing operations of $4.9 million, or $.03 per share:

•	a $71.2 million pre-tax gain ($41.4 million after tax, or $.27 per share) from the sales of 390 of our units in Fenway Sports Group and a portion of our interest in Indeed.com.

•	a $46.4 million pre-tax charge ($27.6 million after tax, or $.18 per share) in connection with the prepayment of all $250.0 million aggregate principal amount of our 14.053% senior unsecured notes.

•	a $12.9 million pre-tax charge ($7.6 million after tax, or $.04 per share) for severance costs.

•
a $9.2 million pre-tax charge ($5.8 million after tax, or $.04 per share) for the impairment of assets related to certain assets held for sale, primarily of Baseline, Inc. (“Baseline”), an online subscription database and research service for information on the film and television industries and a provider of premium film and television data to Web sites.

•	a $4.5 million pre-tax charge ($2.6 million after tax, or $.02 per share) for a retirement and consulting agreement in connection with the retirement of our former chief executive officer.

•	a $4.2 million estimated pre-tax charge ($2.7 million after tax, or $.02 per share) for a pension withdrawal obligation under a multiemployer pension plan at the Globe.
2010
The items below had a net unfavorable effect on our results from continuing operations of $16.4 million, or $.12 per share:

•	a $16.1 million pre-tax charge ($10.1 million after tax, or $.07 per share) for the impairment of assets at the Globe’s printing facility in Billerica, Mass.

•
a $12.7 million pre-tax gain from the sale of an asset at one of the paper mills in which we have an investment. Our share of the pre-tax gain, after eliminating the noncontrolling interest portion, was $10.2 million ($6.4 million after tax, or $.04 per share).

•	an $11.4 million charge ($.07 per share) for the reduction in future tax benefits for retiree health benefits resulting from the federal health-care legislation enacted in 2010.

•	a $9.1 million pre-tax gain ($5.3 million after tax, or $.03 per share) from the sale of 50 of our units in Fenway

P. 20 – THE NEW YORK TIMES COMPANY

Sports Group.

•	a $6.3 million pre-tax charge ($3.9 million after tax, or $.03 per share) for an adjustment to estimated pension withdrawal obligations under several multiemployer pension plans at the Globe.

•	a $4.5 million pre-tax charge ($2.7 million after tax, or $.02 per share) for severance costs.
2009
The items below had a net unfavorable effect on our results from continuing operations of $76.6 million, or $.53 per share:

•	a $78.9 million pre-tax charge ($49.5 million after tax, or $.34 per share) for a pension withdrawal obligation under certain multiemployer pension plans primarily at the Globe.

•
a $54.0 million pre-tax net pension curtailment gain ($30.7 million after tax, or $.21 per share) resulting from freezing of benefits under various Company-sponsored qualified and non-qualified pension plans.

•	a $50.0 million pre-tax charge ($29.9 million after tax, or $.22 per share) for severance costs.

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
2008
The items below had a net unfavorable effect on our results from continuing operations of $176.5 million, or $1.23 per share:

•
a $160.4 million pre-tax, non-cash charge ($109.3 million after tax, or $.76 per share) for the impairment of property, plant and equipment, intangible assets and goodwill at the New England Media Group.

•	a $74.7 million pre-tax charge ($42.6 million after tax, or $.31 per share) for severance costs.

•	a $19.2 million pre-tax, non-cash charge ($10.7 million after tax, or $.07 per share) for the impairment of an intangible asset at the IHT.

•	an $18.3 million pre-tax, non-cash charge ($10.4 million after tax, or $.07 per share) for the impairment of assets for a systems project.

•	a $5.6 million pre-tax, non-cash charge ($3.5 million after tax, or $.02 per share) for the impairment of our 49% ownership interest in Metro Boston.

THE NEW YORK TIMES COMPANY – P. 21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated financial condition as of December 30, 2012, and results of operations for the three years ended December 30, 2012. This item should be read in conjunction with our Consolidated Financial Statements and the related Notes included in this Annual Report.
EXECUTIVE OVERVIEW
We are a leading global, multimedia news and information company that currently includes newspapers, digital businesses, investments in paper mills and other investments. We had previously classified our businesses into two reportable segments, the News Media Group and the About Group. As a result of the sale of the About Group and effective for the quarter ended September 23, 2012, we have one reportable segment.
We currently have two divisions:

•	The New York Times Media Group, which includes The Times, the IHT, NYTimes.com and related businesses; and

•	the New England Media Group, which includes the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related businesses.
In February 2013, we announced that we have retained a strategic adviser in connection with a sale of the New England Media Group and our 49% equity interest in Metro Boston, which publishes a free daily newspaper in the greater Boston area.
Our revenues were $2.0 billion in 2012. We generate revenues principally from advertising and circulation. Other revenues primarily consist of revenues from news services/syndication, commercial printing and distribution, rental income, digital archives and direct mail advertising services. Our main operating costs are employee-related costs and raw materials, primarily newsprint.
Joint Ventures
Our investments accounted for under the equity method are primarily as follows:

•	a 49% interest in a Canadian newsprint company, Malbaie;

•	a 40% interest in a partnership, Madison, operating a supercalendered paper mill in Maine; and

•	a 49% interest in Metro Boston.
Discontinued Operations
Results of operations for each of the About Group and the Regional Media Group, which previously was a division of the News Media Group, have been treated as discontinued operations in all periods presented in this report. For further information regarding these discontinued operations, see Note 15 of the Notes to the Consolidated Financial Statements.
About Group
On September 24, 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp for $300.0 million in cash, plus a net working capital adjustment of approximately $17 million. The sale resulted in a pre-tax gain of $96.7 million ($61.9 million after tax). The net after-tax proceeds from the sale were approximately $291 million.
Regional Media Group
On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses in Alabama, California, Florida, Louisiana, North Carolina and South Carolina, to Halifax Media Holdings LLC for approximately $140 million in cash. The sale resulted in an after-tax gain of $23.6 million in 2012. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million.

P. 22 – THE NEW YORK TIMES COMPANY

Business Environment
We believe that a number of factors and industry trends have had, and will continue to have, an adverse effect on our business and prospects. These include the following:
Economic conditions
The business environment in 2012 remained challenging due in large part to uneven economic conditions and uncertainty about the economic outlook. Advertising spending, which drives a significant portion of our revenues, is sensitive to economic conditions. The level of advertising sales in any period may be affected by advertisers’ decisions to increase or decrease their advertising expenditures in response to anticipated consumer demand and general economic conditions. Weak global, national and local economic conditions affect the levels of our advertising revenues. Changes in spending patterns and priorities, including shifts in marketing strategies and budget cuts of key advertisers, in response to weak and uneven economic conditions, have depressed and may continue to depress our advertising revenues.
Secular shift to digital media choices
The competition for advertising revenues in various markets has intensified as a result of the continued development of digital media technologies and platforms.
We have expanded and will continue to expand our digital offerings; however, the largest portion of our revenues are currently from traditional print products where advertising revenues are declining. We believe that the shift from traditional media forms to a growing number of digital media choices and changing consumer behavior have contributed to, and are likely to continue to contribute to, a decline in print advertising.
Furthermore, the digital advertising marketplace has become increasingly complex and fragmented, particularly as digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audience at scale play a more significant role. Competition from a wide variety of digital media and services and a significant increase in inventory in the digital marketplace have affected, and we expect will continue to affect, our ability to attract and retain advertisers and to maintain or increase our advertising rates. In addition, search technology has continued to improve the organization of and access to a broad range of Web sites and online information, reshaping consumer behavior and expectations for consuming news and information. As economic conditions and the advertising environment remain challenged, media companies have increasingly re-evaluated their business models that have been largely dependent on advertising, with increasing numbers shifting their focus toward various forms of digital subscription models.
Circulation
Circulation is a significant source of revenue for us and an increasingly important driver as the overall composition of our revenues has shifted, and we expect will continue to shift, in response to the transformations in our industry. Circulation revenues are affected by circulation and readership levels. In recent years, our newspaper properties, and the newspaper industry as a whole, have experienced declining print circulation volume. This is due to, among other factors, increased competition from digital platforms and sources other than traditional newspapers (often free to users), declining discretionary spending by consumers affected by weak economic conditions, higher subscription and single-copy rates and a growing preference among some consumers for receiving their news from a variety of sources. Our paid digital subscription model, launched in 2011, has created a meaningful new revenue stream. Our ability to retain and continue to build on our digital subscription base and audience for our digital products depends on continued market acceptance of our digital subscription model, consumer habits, pricing, available alternatives, delivery of high-quality journalism and content, an adequate and adaptable online infrastructure, terms of delivery platforms and other factors.
Costs
A significant portion of our costs are fixed, and therefore we are limited in our ability to reduce these costs in the short term. Our most significant costs are employee-related costs and raw materials, which together accounted for approximately 50% of our total operating costs in 2012. Changes in employee-related costs and the price and availability of newsprint can materially affect our operating results.
For a discussion of these and other factors that could affect our business, results of operations and financial condition, see “Forward-Looking Statements” and “Item 1A — Risk Factors.”

THE NEW YORK TIMES COMPANY – P. 23

Our Strategy
Our results in 2012 reflect our ability to manage the business during a period of transformation for our industry and amidst uncertain and uneven economic conditions. We anticipate that the challenges we currently face will continue, and we believe that the following elements are key to our efforts to address them.
Focusing on our core business by strengthening and extending our brands and digital offerings
Because of our high-quality journalism, we believe we have very powerful and trusted brands that attract educated, affluent and influential audiences. As we continue to face uncertain economic conditions and a challenging advertising environment, we are focused on building on the strength of our brands, particularly The New York Times brand, and extending our digital presence into new products, markets and endeavors.
The growth in our digital subscriber base in 2012, more than a year into the implementation of our paid digital subscription model, underscores the willingness of our readers and users to pay for the high-quality journalism our news properties provide across multiple platforms. The Times’s paid digital subscription model has created a meaningful new revenue stream that has helped to partially offset the softness in our advertising and print circulation businesses. As home-delivery subscribers receive all digital access for free, we have also seen benefits to The Times’s home-delivery circulation since the launch of digital subscriptions, with a slight growth in Sunday home-delivery circulation volume in 2012. Due in part to our digital subscription initiatives, 2012 marked the first time in the Company’s history that annual circulation revenues surpassed revenues from advertising. As our news and content are being featured on an increasingly broad range of platforms and devices, we will continue to examine our circulation pricing and pay model in coordination with our overall multiplatform strategy while we focus on building our digital subscriber base by increasing engagement and subscription opportunities.
We also continue to look for opportunities to grow our brands and digital businesses. We plan to further leverage The New York Times brand to create new products and services. Key areas in which we expect to focus include expanding our portfolio of paid digital products, growing our international footprint to exploit the strong global recognition of The New York Times brand, developing more strategic video capabilities, building on our mobile initiatives and expanding our conference and events business. As part of this plan, we recently announced that the IHT will be rebranded the International New York Times later in 2013. As we continue to look for ways to optimize and monetize our products and services, we remain committed to creating quality content and a quality user experience, regardless of the distribution model of news and information.
In addition, the sale of certain assets, such as the About and Regional Media Groups, has enabled us to focus on further developing and growing our core business, as well as investing in our transition to a more digitally-focused multimedia news and information company. Our priority will be to better position our organization for innovation and growth and to maintain a robust news-gathering operation capable of continuing the high-quality news and information that sets our Company apart.
Managing our expenses
Over the past few years as we have transformed our Company to respond to the evolving media landscape and rebalanced our portfolio of businesses, we have focused on realigning our cost base to ensure that we are operating our businesses as efficiently as possible, while maintaining our commitment to investing in high-quality content and achieving our long-term strategy. For the first time in several years, our operating costs increased modestly in 2012, in part as a result of our investment in our digital capabilities, subscription acquisition efforts and other digital initiatives. Yet, we remained disciplined in our approach toward costs in 2012 and focused on realigning our work force, finding efficiencies in our production and distribution operations and further leveraging our centralized processes and resources. We expect to continue to invest in growing our business digitally and globally to better position our organization for innovation and growth, which may increase our costs. Managing expenses will remain a priority and our focus will be on identifying operational efficiencies across our organization to respond to the ongoing secular changes in our industry.
Rebalancing and managing our portfolio of businesses
Over the past several years, we have been rebalancing and managing our portfolio of businesses, concentrating more on growth areas, such as digital. We have focused, and will continue to focus, on investing in our expanding digital operations, including our digital pay model and other digital initiatives.

P. 24 – THE NEW YORK TIMES COMPANY

We also continuously evaluate our businesses to determine whether they are meeting our targets for financial performance, growth and return on investment and whether our businesses remain relevant to our strategy and align with our core purpose. As a result, in 2012, we sold the About Group for $300 million in cash, plus a working capital adjustment of approximately $17 million, and the Regional Media Group for approximately $140 million in cash. Over the past few years, we have also sold our ownership interest in Fenway Sports Group. These divestitures have enabled us to focus on the development and growth of our core business and to further invest in our transformation to a more digitally-focused multimedia news and information company. More recently, we announced that we have retained a strategic adviser in connection with a sale of the New England Media Group and our 49% equity interest in Metro Boston.
Strengthening our liquidity
We have continued to strengthen our liquidity position and we remain focused on further de-leveraging and de-risking our balance sheet.
Over the past few years, we have taken decisive steps to strengthen our liquidity position, including prepaying in August 2011 all $250.0 million outstanding aggregate principal amount of our 14.053% senior unsecured notes due January 15, 2015 (“14.053% Notes”). We have further improved our debt profile by repaying at maturity in September 2012 all $75.0 million outstanding aggregate principal amount of our 4.610% senior notes (“4.610% Notes”). As of December 30, 2012, we had total debt and capital lease obligations of approximately $697 million and our remaining debt matures in 2015 or later. In addition, we terminated our $125.0 million asset-backed, five-year revolving credit facility in November 2012.
At the end of 2012, we had cash, cash equivalents and short-term investments of approximately $955 million, compared with approximately $280 million at the end of 2011, even after making contributions totaling approximately $144 million during 2012 to certain qualified pension plans and repaying at maturity all $75.0 million of the 4.610% Notes. Our cash position improved significantly in 2012, primarily due to the proceeds from the sales of the About and Regional Media Groups and our ownership interests in Indeed.com and Fenway Sports Group. We believe our cash balance and cash provided by operations, in combination with other financing sources, will be sufficient to meet our financing needs over the next 12 months.
Our main priorities in 2013 in evaluating our uses of cash will be investing to grow our business, returning to sustainable growth in revenue and profitability and finding opportunities to further de-leverage our balance sheet and reduce our exposure under our pension plans. Until we have made progress in these areas, we believe it is in the best interests of the Company to maintain a conservative balance sheet and, therefore, we do not believe that this is the appropriate time to restore a dividend.
Managing our pension-related obligations
The funded status of our qualified defined benefit pension plans has been adversely affected by the current interest rate environment, and required contributions to our qualified pension plans can have a significant effect on future cash flows. We remain focused on managing the underfunded status of our pension plans and adjusting the size of our pension obligations relative to the size of our Company.
Our qualified pension plans were underfunded (meaning the present value of future obligations exceeded the fair value of plan assets) as of December 30, 2012, by approximately $396 million, compared with approximately $522 million as of December 25, 2011. The funded status of these pension plans was negatively affected by the decline in interest rates in 2012, although that was more than offset by contributions, solid returns on pension assets and lump-sum payments in connection with an immediate pension benefit offer to certain former employees.
We made contributions of approximately $144 million to certain qualified pension plans in 2012. The majority of these contributions were discretionary. In January 2013, we made a contribution of approximately $57 million to The New York Times Newspaper Guild pension plan, of which $20 million was estimated to be necessary to satisfy minimum funding requirements in 2013. We expect mandatory contributions to other qualified pension plans will increase our total contributions to approximately $71 million for the full year of 2013. We will continue to evaluate whether to make additional discretionary contributions in 2013 to our qualified pension plans depending on cash flows, pension asset performance, interest rates and other factors.
We have taken a number of other steps to manage our pension-related obligations and the resulting volatility of our overall financial condition. In September 2012, we offered certain former employees who participate in The New

THE NEW YORK TIMES COMPANY – P. 25

York Times Companies Pension Plan the option to receive a one-time lump-sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA) or to commence an immediate monthly annuity. We recorded a non-cash settlement charge of $48.7 million in connection with the lump-sum payments made in the fourth quarter of 2012, which totaled approximately $112 million. These lump-sum payments were made with existing assets of The New York Times Companies Pension Plan and not with Company cash. The lump-sum payments resulted in an actuarial gain of approximately $30 million as of December 30, 2012, thereby improving the underfunded status of The New York Times Companies Pension Plan. The actuarial gain was due to a higher discount rate used to value the lump-sum payments than was used to value the plan’s liabilities as of December 30, 2012.
During 2012, we also modified our investment strategy to reduce the volatility in the funded status of our qualified pension plans. We plan to re-allocate a portion of the pension plan assets from equity investments to fixed-income investments as the pension plans become more fully funded. Over time, we expect to have a significant percentage of the pension plan assets invested in fixed-income instruments.
These steps build on our actions over the last few years as part of our ongoing strategy to address our pension obligations, such as freezing accruals under the qualified defined benefit pension plans that cover both our non-union employees and those covered by collective bargaining agreements. In November 2012, in connection with ratified amendments to a collective bargaining agreement covering employees in The New York Times Newspaper Guild, we froze benefit accruals under the existing defined benefit pension plan and adopted a new defined benefit pension plan, subject to the approval of the Internal Revenue Service, that will significantly reduce funding volatility and, accordingly, volatility of the Company’s overall financial condition. We will continue to look for ways to limit the size of our pension obligations.
We also remain focused on managing our multiemployer pension plans. Certain of our cost management efforts have created significant withdrawal obligations under the multiemployer pension plans in which we participate, such as the liability assessed against us in 2009 in connection with amendments to various collective bargaining agreements affecting certain multiemployer pension plans. However, we believe these withdrawals are an important step to limit pension obligations that we projected could otherwise have continued to grow over time.
Outlook
We remain in a challenging business environment, reflecting continuing uncertainty in economic conditions, and an increasingly competitive and fragmented landscape. Advertising revenues continue to be affected by uncertain and uneven economic conditions, and visibility remains limited.
We expect total advertising revenue trends for the first quarter of 2013 to be below the level experienced in the fourth quarter of 2012, excluding the estimated effect of the additional week in 2012.
Total circulation revenues are projected to increase in the mid-single digits in the first quarter of 2013, as we expect to benefit from our digital subscription initiatives, as well as from the print circulation price increase at The Times implemented in the first quarter of 2013.
We expect operating costs in the first quarter of 2013 to decrease in the low- to mid-single digits largely because we will be cycling against approximately $7 million in accelerated depreciation in the first quarter of 2012.
In addition, we expect the following on a pre-tax basis in 2013:

•	Results from joint ventures: loss of $1 to $5 million,

•	Depreciation and amortization: $90 to $95 million,

•	Interest expense, net: $55 to $60 million, and

•	Capital expenditures: $40 to $50 million.

P. 26 – THE NEW YORK TIMES COMPANY

RESULTS OF OPERATIONS
Overview
Fiscal year 2012 comprises 53 weeks and fiscal years 2011 and 2010 each comprise 52 weeks. The effect of the 53rd week (“additional week”) on revenues and operating costs is discussed below. The following table presents our consolidated financial results:

	Years Ended			% Change
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010	12-11	11-10
	(53 weeks)	(52 weeks)	(52 weeks)
Revenues
Advertising	$898,078	$954,531	$994,144	(5.9)	(4.0)
Circulation	952,968	862,982	851,077	10.4	1.4
Other	139,034	135,117	135,506	2.9	(0.3)
Total	1,990,080	1,952,630	1,980,727	1.9	(1.4)
Operating costs
Production costs:
Raw materials	136,526	138,622	136,639	(1.5)	1.5
Wages and benefits	443,756	422,200	421,067	5.1	0.3
Other	251,946	249,747	248,768	0.9	0.4
Total production costs	832,228	810,569	806,474	2.7	0.5
Selling, general and administrative costs	901,405	886,232	909,909	1.7	(2.6)
Depreciation and amortization	96,758	94,224	96,620	2.7	(2.5)
Total operating costs	1,830,391	1,791,025	1,813,003	2.2	(1.2)
Pension settlement expense	48,729	—	—	N/A	N/A
Other expense	2,620	4,500	—	(41.8)	N/A
Impairment of assets	—	9,225	16,148	N/A	(42.9)
Pension withdrawal expense	—	4,228	6,268	N/A	(32.5)
Operating profit	108,340	143,652	145,308	(24.6)	(1.1)
Gain on sale of investments	220,275	71,171	9,128	*	*
Impairment of investments	5,500	—	—	N/A	N/A
Income from joint ventures	3,004	28	19,035	*	(99.9)
Premium on debt redemption	—	46,381	—	N/A	N/A
Interest expense, net	62,815	85,243	85,062	(26.3)	0.2
Income from continuing operations before income taxes	263,304	83,227	88,409	*	(5.9)
Income tax expense	103,482	31,932	33,317	*	(4.2)
Income from continuing operations	159,822	51,295	55,092	*	(6.9)
Discontinued operations:
(Loss)/income from discontinued operations, net of income taxes	(112,003)	(91,519)	53,613	22.4	*
Gain on sale, net of income taxes	85,520	—	13	N/A	N/A
(Loss)/income from discontinued operations, net of income taxes	(26,483)	(91,519)	53,626	(71.1)	*
Net income/(loss)	133,339	(40,224)	108,718	*	*
Net (income)/loss attributable to the noncontrolling interest	(166)	555	(1,014)	*	*
Net income/(loss) attributable to The New York Times Company common stockholders	$133,173	$(39,669)	$107,704	*	*
* Represents an increase or decrease in excess of 100%.

THE NEW YORK TIMES COMPANY – P. 27

Revenues
Advertising, circulation and other revenues were as follows:

	Years Ended			% Change
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010	12-11	11-10
	(53 weeks)	(52 weeks)	(52 weeks)
The New York Times Media Group
Advertising	$711,829	$756,148	$780,424	(5.9)	(3.1)
Circulation	795,037	705,163	683,717	12.7	3.1
Other	88,475	93,263	92,697	(5.1)	0.6
Total	$1,595,341	$1,554,574	$1,556,838	2.6	(0.1)
New England Media Group
Advertising	$186,249	$198,383	$213,720	(6.1)	(7.2)
Circulation	157,931	157,819	167,360	0.1	(5.7)
Other	50,559	41,854	42,809	20.8	(2.2)
Total	$394,739	$398,056	$423,889	(0.8)	(6.1)
Total Company
Advertising	$898,078	$954,531	$994,144	(5.9)	(4.0)
Circulation	952,968	862,982	851,077	10.4	1.4
Other	139,034	135,117	135,506	2.9	(0.3)
Total	$1,990,080	$1,952,630	$1,980,727	1.9	(1.4)
Advertising Revenues
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. Advertising spending, which drives a significant portion of revenues, is sensitive to economic conditions and the ongoing transformation in our industry. During 2012, the advertising marketplace remained challenging as advertisers continued to exercise caution in response to the uneven economic environment and uncertainty about the economic outlook. Changes in spending patterns and marketing strategies of our advertisers in response to such conditions and an increasingly complex and fragmented digital advertising marketplace contributed to declines in advertising revenues during 2012. The market for standard Web-based digital display advertising has also been challenging, due to an abundance of available advertising inventory and a shift toward digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audience at scale, which has led to downward pricing pressure.
In 2012, total advertising revenues decreased primarily due to lower print advertising revenues across all advertising categories, partially offset by the effect of the additional week in 2012. Print advertising revenues, which represented approximately 76% of total advertising revenues, declined 7.7% in 2012 compared with 2011, due to weakness in national, classified and retail advertising. Digital advertising revenues in 2012 were flat compared with 2011, as growth in national and retail display advertising revenues, driven in part by the effect of the additional week in 2012, was partially offset by declines in classified advertising revenues.
In 2011, total advertising revenues decreased primarily due to lower print advertising revenues across all advertising categories, offset in part by growth in digital advertising revenues. Print advertising revenues, which represented approximately 78% of total advertising revenues, declined 7.2% in 2011 compared with 2010, led by weakness in national and retail advertising revenues. Digital advertising revenues grew 9.0% in 2011 compared with 2010, primarily due to growth in national display advertising revenues.

P. 28 – THE NEW YORK TIMES COMPANY

Advertising revenues (print and digital) by category were as follows:

	Years Ended			% Change
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010	12-11	11-10
	(53 weeks)	(52 weeks)	(52 weeks)
National	$601,630	$639,626	$654,202	(5.9)	(2.2)
Retail	153,217	159,259	171,495	(3.8)	(7.1)
Classified	117,675	128,515	140,760	(8.4)	(8.7)
Other	25,556	27,131	27,687	(5.8)	(2.0)
Total	$898,078	$954,531	$994,144	(5.9)	(4.0)
Below is a percentage breakdown of 2012 advertising revenues (print and digital) by division:

	National	Retail and Preprint	Classified				Total Classified	Other Advertising Revenues	Total
			Help Wanted	Real Estate	Auto	Other
The New York Times Media Group	77%	13%	2%	4%	1%	2%	9%	1%	100%
New England Media Group	30	31	5	6	10	7	28	11	100
Total Company	67	17	3	4	3	3	13	3	100
The New York Times Media Group
Total advertising revenues decreased in 2012 compared with 2011 due to lower print and digital advertising revenues, partially offset by the effect of the additional week in 2012. Print advertising revenues were affected by declines in advertiser spending in most advertising categories, reflecting the continued uneven U.S. economic environment, uncertain global conditions and the secular transformation of our industry. Market factors, including the weak economic climate and an increasingly competitive landscape, also contributed to reduced spending on digital platforms and pricing pressure in digital advertising. Digital advertising revenues declined slightly overall, primarily due to declines in the real estate classified advertising category, partially offset by improvement in the national and retail display advertising categories, which benefited in part from the additional week in 2012.
Total advertising revenues declined mainly due to lower national and classified advertising revenues in 2012 compared with 2011. Total national advertising revenues decreased reflecting the uncertain economic environment, which led to declines mainly in the financial services, studio entertainment, corporate and technology categories, partially offset by growth in the luxury category. The soft economic environment, coupled with secular changes in our industry, contributed to declines in total classified advertising revenues, primarily in the real estate and automotive categories.
Total advertising revenues declined in 2011 compared with 2010 due to lower print advertising revenues, offset in part by growth in digital advertising revenues. Print advertising revenues were negatively affected by the declines in advertiser spending in all advertising categories, reflecting the continued uneven economic environment, global events and secular forces. Growth in digital advertising revenues was driven by increased spending on digital platforms, primarily in the national display category.
While total national, classified and retail advertising revenues declined, total classified advertising revenue trends improved as the rate of decline moderated in 2011 compared with 2010. The continued uneven economic conditions and secular changes in our industry contributed to lower advertising revenues in 2011 compared with 2010. Total national advertising revenues decreased led by declines in the travel, corporate and financial services categories, offset in part by gains in the luxury and technology categories. The declines in total classified advertising revenues were primarily in the real estate and automotive categories. Total retail advertising revenues declined as advertisers reduced spending in the face of the uncertain economic climate, coupled with secular changes in our industry, primarily in the mass market, home furnishings and department stores advertising categories.

THE NEW YORK TIMES COMPANY – P. 29

New England Media Group
Total advertising revenues declined in 2012 compared with 2011 due to declines in print advertising revenues, partially offset by growth in digital advertising revenues and the effect of the additional week in 2012. The decline in print advertising revenues was driven by lower advertising in most categories, reflecting uncertain national and local economic conditions and secular changes in our industry. Digital advertising revenues grew, primarily in the automotive classified and retail advertising categories, mainly as a result of the effect of the additional week in 2012.
Total advertising revenues declined mainly due to lower retail, national and classified advertising revenues in 2012 compared with 2011. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the department stores and home furnishings categories. Total national advertising revenues decreased primarily due to declines in the banks and financial services categories. While the soft economic environment, coupled with secular changes in our industry, contributed to declines in total classified advertising revenues, primarily in the real estate category, advertisers increased spending in the automotive and help-wanted categories.
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
While total retail, national and classified advertising revenues declined, an improvement was seen in the retail advertising revenue trend as the rate of decline moderated in 2011 compared with 2010. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the department stores and home furnishings categories. The uneven economic environment, coupled with secular changes in our industry, contributed to declines in total national advertising revenues led by lower advertiser spending in the financial services, telecommunications and studio entertainment categories. These factors also adversely affected total classified advertising revenues, primarily in the real estate category.
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
Circulation revenues increased in 2012 compared with 2011 mainly as growth in digital subscriptions, the increase in print circulation prices in the first half of 2012 at The Times and the Globe, and the effect of the additional week in 2012 offset a decline resulting from fewer print copies sold. In addition, as home-delivery subscribers receive all digital access for free, we saw benefits to The Times’s home-delivery circulation with a slight growth in Sunday home-delivery circulation volume in 2012 compared with 2011.
Circulation revenues in 2011 increased compared with 2010 as the addition of digital subscription offerings primarily at The Times offset a decline in print copies sold. In addition, during 2011, the rate of home-delivery circulation volume declines moderated at The Times, with an increase in new home-delivery orders and improved retention rates following the launch of The Times digital subscriptions.
Other Revenues
Other revenues consist primarily of revenues from news services/syndication, commercial printing and distribution, rental income, digital archives and direct mail advertising services.
Other revenues increased in 2012 compared with 2011, mainly due to higher commercial printing and distribution revenues at the New England Media Group.
Other revenues decreased slightly in 2011 compared with 2010.

P. 30 – THE NEW YORK TIMES COMPANY

Operating Costs
Operating costs were as follows:

	Years Ended			% Change
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010	12-11	11-10
	(53 weeks)	(52 weeks)	(52 weeks)
Production costs:
Raw materials	$136,526	$138,622	$136,639	(1.5)	1.5
Wages and benefits	443,756	422,200	421,067	5.1	0.3
Other	251,946	249,747	248,768	0.9	0.4
Total production costs	832,228	810,569	806,474	2.7	0.5
Selling, general and administrative costs	901,405	886,232	909,909	1.7	(2.6)
Depreciation and amortization	96,758	94,224	96,620	2.7	(2.5)
Total operating costs	$1,830,391	$1,791,025	$1,813,003	2.2	(1.2)
The components of operating costs as a percentage of total operating costs were as follows:

	Years Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(53 weeks)	(52 weeks)	(52 weeks)
Components of operating costs as a percentage of total operating costs
Wages and benefits	42%	41%	42%
Raw materials	7%	8%	8%
Other operating costs	46%	46%	45%
Depreciation and amortization	5%	5%	5%
Total	100%	100%	100%
The components of operating costs as a percentage of total revenues were as follows:

	Years Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(53 weeks)	(52 weeks)	(52 weeks)
Components of operating costs as a percentage of total revenues
Wages and benefits	38%	38%	39%
Raw materials	7%	7%	7%
Other operating costs	42%	42%	41%
Depreciation and amortization	5%	5%	5%
Total	92%	92%	92%

THE NEW YORK TIMES COMPANY – P. 31

Production Costs
Production costs increased in 2012 compared with 2011 primarily due to higher compensation costs (approximately $17 million) and various other costs, offset in part by lower outside printing costs (approximately $5 million) and raw materials expense (approximately $2 million), mainly newsprint. Compensation costs increased mainly due to new hires for our digital initiatives, the effect of the additional week in 2012 and annual salary increases. Cost savings from the expiration of certain contractual commitments and contract negotiations mainly contributed to lower outside printing costs. Newsprint expense declined 1.2% in 2012, with 3.4% from lower consumption offset in part by 2.2% from higher pricing.
Total production costs increased in 2011 compared with 2010 primarily due to higher compensation costs (approximately $5 million), higher raw materials expense (approximately $2 million), primarily newsprint, and various other costs, offset in part by lower outside printing costs (approximately $5 million). Compensation costs increased mainly due to costs associated with our digital initiatives. Cost-saving initiatives primarily contributed to the declines in outside printing costs. Newsprint expense increased 2.5%, with 8.3% from higher pricing offset in part by 5.8% from lower consumption. Newsprint prices were higher in the first half of 2011 compared with the same period in 2010.
Selling, General and Administrative Costs
Selling, general and administrative costs increased in 2012 compared with 2011 primarily due to higher costs associated with our commercial printing and distribution operations (approximately $6 million), severance (approximately $5 million), promotion (approximately $4 million), various other costs and the effect of the additional week in 2012, offset in part by lower professional fees (approximately $7 million). Costs associated with our commercial printing and distribution operations increased mainly as a result of a new contract related to the New England Media Group’s commercial distribution operations. Severance costs were higher due to the level of workforce reduction programs year-over-year. Promotion costs were higher mainly due to our digital initiatives and print circulation marketing at The Times. Professional fees were lower due to the level of consulting services.
Total selling, general and administrative costs in 2011 decreased compared with 2010 primarily due to lower compensation costs (approximately $38 million) and professional fees (approximately $7 million), partially offset by higher promotion (approximately $13 million) and severance (approximately $9 million) costs. Compensation costs declined mainly as a result of lower variable compensation expense. The decline in professional fees mainly resulted from the costs incurred in the prior year associated with our digital initiatives as well as cost-saving initiatives. Promotion costs were higher mainly because of the launch of digital subscription packages at The Times in 2011. Severance costs were higher due to the level of workforce reduction programs year-over-year.
Depreciation and Amortization
Depreciation and amortization expense increased in 2012 compared with 2011, primarily due to the $6.7 million of accelerated depreciation expense recognized for certain assets at T&G’s facility in Millbury, Mass., associated with the consolidation of most of T&G’s printing into the Globe’s facility in Boston, Mass., which was completed early in the second quarter of 2012.
Other Items
Pension Settlement Expense
As part of our strategy to reduce our pension obligations and the resulting volatility of our overall financial condition, in September 2012, we offered certain former employees who participate in The New York Times Companies Pension Plan the option to receive a one-time lump-sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA) or to commence an immediate monthly annuity.
Approximately 2,600 eligible terminated vested participants in The New York Times Companies Pension Plan accepted the offer in the fourth quarter of 2012. The actual amount of the settlement was actuarially determined, which resulted in the acceleration of the recognition of the accumulated unrecognized actuarial loss. Therefore, we recorded a non-cash settlement charge of $48.7 million in connection with the lump-sum payments made in the fourth quarter of 2012, which totaled approximately $112 million. These lump-sum payments were made with existing assets of The New York Times Companies Pension Plan and not with Company cash. The lump-sum payments resulted in an actuarial gain of approximately $30 million as of December 30, 2012, thereby improving the underfunded status of

P. 32 – THE NEW YORK TIMES COMPANY

The New York Times Companies Pension Plan. The actuarial gain was due to a higher discount rate used to value the lump-sum payments than was used to value the plan’s liabilities as of December 30, 2012.
Other Expense
2012
In 2012, we recorded a $2.6 million charge in connection with a legal settlement.
2011
In 2011, we recorded a $4.5 million charge for a retirement and consulting agreement in connection with the retirement of our former chief executive officer at the end of 2011.
Impairment of Assets
2011
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
Pension Withdrawal Expense
Over the past three years, certain events, such as amendments to various collective bargaining agreements, resulted in withdrawals from multiemployer pension plans. These actions along with a reduction in covered employees have resulted in us estimating withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. We recorded an estimated charge for pension plan withdrawal obligations of $4.2 million in 2011 and $6.3 million in 2010. There were nominal charges in 2012 for withdrawal obligations related to our multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $109 million as of December 30, 2012, and $100 million as of December 25, 2011. This liability represents the present value of the obligations related to complete and partial withdrawals from certain plans, as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For the plans that have yet to provide us with a demand letter, the actual liability will not be known until those plans complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
NON-OPERATING ITEMS
Income from Joint Ventures
As of December 30, 2012, we had investments in Metro Boston, two paper mills (Malbaie and Madison) and quadrantONE that were accounted for under the equity method. Our proportionate share of the operating results of these investments is recorded in “Income from joint ventures” in our Consolidated Statements of Operations. See Note 7 of the Notes to the Consolidated Financial Statements for additional information regarding these investments.
In 2012, we had income from joint ventures of $3.0 million compared with $28,000 in 2011. Joint venture results in 2012 were primarily impacted by improved results from the paper mills and the sale of our ownership interest in Fenway Sports Group. We changed the accounting for our ownership interest in Fenway Sports Group from the equity method to the cost method after the sale of a portion of our ownership interest in February 2012 reduced our influence on the operations of Fenway Sports Group. Therefore, starting in February 2012, we no longer recognized our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY – P. 33

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
Gain on Sale of Investments
2012
In the fourth quarter of 2012, Indeed.com, a search engine for jobs in which we had an ownership interest, was sold. The proceeds from the sale of our interest were approximately $167 million and we recognized a pre-tax gain of $164.6 million.
In the first quarter of 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million, resulting in a pre-tax gain of $17.8 million, and in the second quarter of 2012, we sold our remaining 210 units for an aggregate price of $63.0 million, resulting in a pre-tax gain of $37.8 million.
2011
In the third quarter of 2011, we sold 390 of our units in Fenway Sports Group, resulting in a pre-tax gain of $65.3 million.
In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, resulting in a pre-tax gain of $5.9 million.
2010
In the second quarter of 2010, we recognized a pre-tax gain of $9.1 million resulting from the sale of 50 of our units in Fenway Sports Group.
Impairment of Investments
In 2012, we recorded non-cash impairment charges of $5.5 million to reduce the carrying value of certain investments to fair value. The impairment charges were primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.
Premium on Debt Redemption
On August 15, 2011, we prepaid in full all $250.0 million outstanding aggregate principal amount of the 14.053% Notes. The prepayment totaled approximately $280 million, comprising (1) the $250.0 million aggregate principal amount of the 14.053% Notes, (2) approximately $3 million representing all interest that was accrued and unpaid on the 14.053% Notes, and (3) a make-whole premium amount of approximately $27 million due in connection with the prepayment. We funded the prepayment from available cash. As a result of this prepayment, we recorded a $46.4 million pre-tax charge in the third quarter of 2011 and expect to save in excess of $39 million annually in interest expense through January 15, 2015, the original maturity date.
Interest Expense, Net
Interest expense, net, was as follows:

	Years Ended
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Cash interest expense	$58,726	$79,187	$79,349
Non-cash amortization of discount on debt	4,516	6,933	7,251
Capitalized interest	(17)	(427)	(299)
Interest income	(410)	(450)	(1,239)
Total interest expense, net	$62,815	$85,243	$85,062

P. 34 – THE NEW YORK TIMES COMPANY

Interest expense, net decreased in 2012 compared with 2011 mainly due to the prepayment in August 2011 of the 14.053% Notes and our payment at maturity in September 2012 of all $75.0 million outstanding aggregate principal amount of the 4.610% Notes, offset in part by charges related to the termination of our revolving credit facility in 2012 and a charge related to the repurchase of $5.9 million principal amount of our 5.0% senior unsecured notes due in 2015.
We had lower interest expense in 2011 compared with 2010 due to the prepayment in August 2011 of our 14.053% Notes. However, this was more than offset by higher interest expense in connection with the issuance of the $225.0 million aggregate principal amount of our 6.625% senior unsecured notes due December 15, 2016 (“6.625% Notes”) in November 2010 and lower interest income from a loan to a third-party, which was repaid in October 2010.
Income Taxes
We had income tax expense of $103.5 million on pre-tax income of $263.3 million in 2012. Our effective tax rate was 39.3% in 2012. The effective tax rate for 2012 was favorably affected by a lower income tax rate on the sale of our ownership interest in Indeed.com.
We had income tax expense of $31.9 million on pre-tax income of $83.2 million in 2011. Our effective tax rate was 38.4% in 2011. The effective tax rate for 2011 was favorably affected by approximately $12 million for the reversal of reserves for uncertain tax positions, primarily due to the lapse of applicable statutes of limitations.
We had income tax expense of $33.3 million on pre-tax income of $88.4 million in 2010. Our effective tax rate was 37.7% in 2010. The effective tax rate for 2010 was favorably affected by approximately $22 million for the reversal of reserves for uncertain tax positions due to the closing of tax audits and the lapse of applicable statutes of limitations and unfavorably affected by an $11.4 million tax charge as described below.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, which were enacted in 2010, eliminated the tax deductibility of certain retiree health-care costs, beginning January 1, 2013, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D. Because the future anticipated retiree health-care liabilities and related subsidies were already reflected in our financial statements, this legislation required us to reduce the related deferred tax asset recognized in our financial statements. As a result, we recorded a tax charge of $11.4 million in 2010 for the reduction in future tax benefits for retiree health benefits resulting from the federal health-care legislation enacted in 2010.
Discontinued Operations
About Group
On September 24, 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp. for $300.0 million in cash, plus a net working capital adjustment of approximately $17 million. The sale resulted in a pre-tax gain of $96.7 million ($61.9 million after-tax). The net after-tax proceeds from the sale were approximately $291 million.
The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented.
Regional Media Group
On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. The sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million).
The results of operations for the Regional Media Group, which had previously been included in the News Media Group reportable segment, have been classified as discontinued operations for all periods presented.

THE NEW YORK TIMES COMPANY – P. 35

Discontinued operations are summarized in the following charts:

	Year Ended December 30, 2012
(In thousands)	About Group	Regional Media Group	Total
Revenues	$74,970	$6,115	$81,085
Total operating costs	51,140	8,017	59,157
Impairment of goodwill	194,732	—	194,732
Pre-tax loss	(170,902)	(1,902)	(172,804)
Income tax benefit	(60,065)	(736)	(60,801)
Loss from discontinued operations, net of income taxes	(110,837)	(1,166)	(112,003)
Gain/(loss) on sale, net of income taxes:
Gain/(loss) on sale	96,675	(5,441)	91,234
Income tax expense/(benefit)(1)	34,785	(29,071)	5,714
Gain on sale, net of income taxes	61,890	23,630	85,520
(Loss)/income from discontinued operations, net of income taxes	$(48,947)	$22,464	$(26,483)

(1)	The income tax benefit for the Regional Media Group included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.

	Year Ended December 25, 2011
(In thousands)	About Group	Regional Media Group	Total
Revenues	$110,826	$259,945	$370,771
Total operating costs	67,475	235,032	302,507
Impairment of assets	3,116	152,093	155,209
Pre-tax income/(loss)	40,235	(127,180)	(86,945)
Income tax expense/(benefit)(1)	15,453	(10,879)	4,574
Income/(loss) from discontinued operations, net of income taxes	$24,782	$(116,301)	$(91,519)

(1)	The income tax benefit for the Regional Media Group was unfavorably impacted because a portion of the goodwill impairment charge was non-deductible.

	Year Ended December 26, 2010
(In thousands)	About Group	Regional Media Group	WQXR-FM(1)	Total
Revenues	$136,077	$276,659	$—	$412,736
Total operating costs	74,570	249,354	—	323,924
Pre-tax income	61,507	27,305	—	88,812
Income tax expense	24,416	10,783	—	35,199
Income from discontinued operations, net of income taxes	37,091	16,522	—	53,613
Gain on sale, net of income taxes:
Gain on sale	—	—	16	16
Income tax expense	—	—	3	3
Gain on sale, net of income taxes	—	—	13	13
Income from discontinued operations, net of income taxes	$37,091	$16,522	$13	$53,626

(1)	In October 2009, we completed the sale of WQXR-FM, a New York City classical radio station. In 2010, we recorded post-closing adjustments to the gain on the sale of WQXR-FM.

P. 36 – THE NEW YORK TIMES COMPANY

Impairment of Assets
2012
Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the About Group, we performed an interim impairment test as of June 24, 2012. The interim impairment test resulted in a $194.7 million non-cash charge in the second quarter of 2012 for the impairment of goodwill at the About Group. Our expectations for future operating results and cash flows at the About Group in the long term were lower than our previous estimates, primarily driven by a reassessment of the sustainability of our estimated long-term growth rate for display advertising. The reduction in our estimated long-term growth rate resulted in the carrying value of the net assets being greater than their fair value, and therefore a write-down of goodwill to its fair value was required.
2011
About Group
Our 2011 annual impairment test, which was completed in the fourth quarter, resulted in a non-cash impairment charge of $3.1 million relating to the write-down of an intangible asset at ConsumerSearch, Inc., which was part of the About Group. The impairment was driven by lower cost-per-click advertising revenues. This impairment charge reduced the carrying value of the ConsumerSearch trade name to approximately $3 million. The fair value of the trade name was calculated using a relief-from-royalty method.
Regional Media Group
Due to certain impairment indicators at the Regional Media Group, including lower-than-expected operating results, we performed an interim impairment test of goodwill as of June 26, 2011. The interim test resulted in an impairment of goodwill of $152.1 million mainly from lower projected long-term operating results and cash flows of the Regional Media Group, primarily due to the continued decline in print advertising revenues. These factors resulted in the carrying value of the net assets being greater than their fair value, and therefore a write-down to fair value was required. The impairment charge reduced the carrying value of goodwill at the Regional Media Group to zero.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
The following table presents information about our financial position.
Financial Position Summary

			% Change
(In thousands, except ratios)	December 30, 2012	December 25, 2011	12-11
Cash and cash equivalents	$820,489	$175,151	*
Short-term investments	134,820	104,846	28.6
Current portion of long-term debt and capital lease obligations	164	74,900	(99.8)
Long-term debt and capital lease obligations	696,914	698,220	(0.2)
Total New York Times Company stockholders’ equity	632,500	506,360	24.9
Ratios:
Total debt to total capitalization	52%	60%
Current assets to current liabilities	3.10	2.46
* Represents an increase in excess of 100%.

THE NEW YORK TIMES COMPANY – P. 37

We meet our cash obligations with cash inflows from operations, in combination with other financing sources. Our primary sources of cash inflows from operations are advertising and circulation sales. Advertising and circulation provided about 45% and 48%, respectively, of total revenues in 2012. The remaining cash inflows from operations are from other revenue sources such as news services/syndication, commercial printing and distribution, rental income, digital archives and direct mail advertising services. Our primary source of cash outflows are for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes. Contributions to our qualified pension plans can have a significant impact on cash flows. See “— Pensions and Other Postretirement Benefits” for additional information regarding our pension plans.
We have continued to strengthen our liquidity position and our debt profile. As of December 30, 2012, we had total cash, cash equivalents and short-term investments of approximately $955 million and debt and capital lease obligations of approximately $697 million. Accordingly, our total cash, cash equivalents and short-term investments exceeded total debt and capital lease obligations by approximately $258 million, even after making contributions of approximately $144 million in 2012 to certain qualified pension plans and repaying from cash on hand at maturity in September 2012 all $75.0 million outstanding aggregate principal amount of the 4.610% Notes. Our cash position improved significantly in 2012, primarily due to the proceeds from the sales of the About and Regional Media Groups and our ownership interests in Indeed.com and Fenway Sports Group. Our efforts to strengthen our liquidity position and improve our debt profile over the past two years allowed us to prepay from cash on hand on August 15, 2011, all of our $250.0 million outstanding aggregate principal amount of the 14.053% Notes. In addition, we terminated our $125.0 million asset-backed, five-year revolving credit facility in November 2012.
We believe our cash balance and cash provided by operations, in combination with other financing sources, will be sufficient to meet our financing needs over the next 12 months.
Capital Resources
Sources and Uses of Cash
Cash flows provided by/(used in) by category were as follows:

	Years Ended			% Change
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010	12-11	11-10
Operating activities	$79,309	$73,927	$153,327	7.3	(51.8)
Investing activities	$646,813	$(18,254)	$(40,520)	*	(55.0)
Financing activities	$(80,854)	$(250,226)	$220,666	(67.7)	*
* Represents an increase or decrease in excess of 100%.
Operating Activities
Operating cash inflows include cash receipts from advertising and circulation sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.
Net cash provided by operating activities in 2012 increased compared with 2011 primarily due to lower interest mainly associated with the prepayment of the 14.053% Notes in August 2011, offset in part by higher income taxes primarily for the sales of our ownership interests in Indeed.com and Fenway Sports Group, as well as lower income tax refunds.
Net cash provided by operating activities decreased in 2011 compared with 2010, primarily due to higher working capital requirements, including approximately $30 million associated with the prepayment of the 14.053% Notes, partially offset by lower pension contributions to certain qualified pension plans, which totaled approximately $151 million in 2011 compared with $176 million in 2010.
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

P. 38 – THE NEW YORK TIMES COMPANY

Net cash provided by investing activities in 2012 was primarily due to proceeds from the sales of the About and Regional Media Groups and our ownership interests in Indeed.com and Fenway Sports Group, offset in part by net purchases of short-term investments and payments for capital expenditures.
Net cash used in investing activities in 2011 was mainly due to net purchases of short-term investments, capital expenditures and changes in restricted cash, offset in part by proceeds from the sales of a portion of our interests in Fenway Sports Group and Indeed.com, as well as proceeds primarily from the sales of UCompareHealthCare.com and Baseline in 2011.
Net cash used in investing activities in 2010 was primarily for capital expenditures and purchases of short-term investments, partially offset by loan repayments from a third-party circulation service provider and proceeds from the sale of a portion of our ownership interest in Fenway Sports Group.
Capital expenditures were $34.9 million in 2012, $44.9 million in 2011 and $33.6 million in 2010.
Financing Activities
Cash from financing activities generally includes borrowings under third-party financing arrangements and the issuance of long-term debt. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements and long-term debt.
Net cash used in financing activities in 2012 was primarily for the repayment at maturity in September 2012 of all $75.0 million outstanding aggregate principal amount of the 4.610% Notes and the repurchase of $5.9 million principal amount of the 5.0% senior unsecured notes due March 15, 2015 (see “— Third-Party Financing” below).
Net cash used in financing activities in 2011 was primarily for the prepayment of our 14.053% Notes (see “— Third-Party Financing” below).
Net cash provided by financing activities in 2010 consisted mainly of debt incurred under the issuance of the 6.625% Notes (see “— Third-Party Financing” below).
See our Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.
Restricted Cash
We were required to maintain $24.3 million of restricted cash as of December 30, 2012, subject to certain collateral requirements primarily for obligations under our workers’ compensation programs.
Third-Party Financing
Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	December 30, 2012	December 25, 2011
Senior notes due in 2012, net of unamortized debt costs of $100 in 2011	4.610%	$—	$74,900
Senior notes due in 2015, net of unamortized debt costs of $78 in 2012 and $109 in 2011	5.0%	244,022	249,891
Senior notes due in 2016, net of unamortized debt costs of $3,477 in 2012 and $4,213 in 2011	6.625%	221,523	220,787
Option to repurchase ownership interest in headquarters building in 2019, net of unamortized debt costs of $25,490 in 2012 and $29,139 in 2011		224,510	220,861
Total debt		690,055	766,439
Capital lease obligations		7,023	6,681
Total debt and capital lease obligations		$697,078	$773,120
Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $840 million as of December 30, 2012, and $800 million as of December 25, 2011. We were in compliance with our covenants under our third-party financing arrangements as of December 30, 2012.

THE NEW YORK TIMES COMPANY – P. 39

4.610% Notes
On September 26, 2012, we repaid in full all $75.0 million aggregate principal amount of the 4.610% Notes. The 4.610% Notes were reclassified to “Current portion of long-term debt and capital lease obligations” in our Consolidated Balance Sheet in the fourth quarter of 2011.
5.0% Notes
In March 2005, we issued $250.0 million aggregate principal amount of 5.0% senior unsecured notes due March 15, 2015 (“5.0% Notes”). In December 2012, we repurchased $5.9 million principal amount of our 5.0% Notes and recorded a $0.4 million pre-tax charge in connection with the repurchase. This charge is included in “Interest expense, net” in our Consolidated Statements of Operations.
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
14.053% Notes
In January 2009, pursuant to a securities purchase agreement with Inmobiliaria Carso, S.A. de C.V. and Banco Inbursa S.A., Institución de Banca Múltiple, Grupo Financiero Inbursa (each an “Investor” and collectively the “Investors”), we issued, for an aggregate purchase price of $250.0 million, (1) $250.0 million aggregate principal amount of the 14.053% Notes, and (2) detachable warrants to purchase 15.9 million shares of our Class A Common Stock at a price of $6.3572 per share. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until January 15, 2015. Each Investor is an affiliate of Carlos Slim Helú, the beneficial owner of approximately 8% of our Class A Common Stock (excluding the warrants). Each Investor purchased an equal number of 14.053% Notes and warrants.
On August 15, 2011, we prepaid in full all $250.0 million outstanding aggregate principal amount of the 14.053% Notes. The prepayment totaled approximately $280 million, comprising (1) the $250.0 million aggregate principal amount of the 14.053% Notes; (2) approximately $3 million representing all interest that was accrued and unpaid on the 14.053% Notes; and (3) a make-whole premium amount of approximately $27 million due in connection with the prepayment. We funded the prepayment from available cash. As a result of this prepayment, we recorded a $46.4 million pre-tax charge in the third quarter of 2011. This charge is included in “Premium on debt redemption” in our Consolidated Statements of Operations.
6.625% Notes
In November 2010, we issued $225.0 million aggregate principal amount of the 6.625% Notes.
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
The 6.625% Notes are subject to certain covenants that, among other things, limit (subject to customary exceptions) our ability and the ability of our subsidiaries to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other equity distributions;

•	agree to any restrictions on the ability of our restricted subsidiaries to make payments to us;

•	create liens on certain assets to secure debt;

•	make certain investments;

•	merge or consolidate with other companies or transfer all or substantially all of our assets; and

•	engage in sale-leaseback transactions.

P. 40 – THE NEW YORK TIMES COMPANY

Sale-Leaseback Financing
In March 2009, we entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest in our Company’s headquarters building located at 620 Eighth Avenue in New York City (the “Condo Interest”). The sale price for the Condo Interest was $225.0 million. We have an option, exercisable in 2019, to repurchase the Condo Interest for $250.0 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years.
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
Revolving Credit Facility
In November 2012, we terminated our $125.0 million asset-backed five-year revolving credit facility and recorded a pre-tax charge of $1.4 million in connection with the early termination, which is included in “Interest expense, net” in our Consolidated Statements of Operations.
Ratings
In December 2012, Standard & Poor’s raised its rating on our senior unsecured debt to BB- from B+, citing its expectation of slightly better recovery prospects for lenders following the termination of our revolving credit facility and due to our sizable cash balance.
Contractual Obligations
The information provided is based on management’s best estimate and assumptions of our contractual obligations as of December 30, 2012. Actual payments in future periods may vary from those reflected in the table.

	Payment due in
(In thousands)	Total	2013	2014-2015	2016-2017	Later Years
Long-term debt(1)	$973,377	$52,720	$344,595	$293,865	$282,197
Capital leases(2)	10,883	716	1,195	1,175	7,797
Operating leases(2)	60,738	14,054	23,158	13,242	10,284
Benefit plans(3)	1,472,462	137,586	287,051	293,214	754,611
Total	$2,517,460	$205,076	$655,999	$601,496	$1,054,889

(1)	Includes estimated interest payments on long-term debt. See Note 8 of the Notes to the Consolidated Financial Statements for additional information related to our long-term debt.

(2)	See Note 20 of the Notes to the Consolidated Financial Statements for additional information related to our capital and operating leases.

(3)
Includes estimated benefit payments under our Company-sponsored pension and other postretirement benefit plans. Payments for these plans have been estimated over a 10-year period; therefore the amounts included in the “Later Years” column only include payments for the period of 2018-2022. While benefit payments under these plans are expected to continue beyond 2022, we believe that an estimate beyond this period is impracticable. Payments under our Company-sponsored qualified pension plans will be made with existing assets of the pension plans and not with Company cash. Benefit plans in the table above also include estimated payments for multiemployer pension plan withdrawal liabilities. See Notes 11 and 12 of the Notes to the Consolidated Financial Statements for additional information related to our pension and other postretirement benefits plans.

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

THE NEW YORK TIMES COMPANY – P. 41

Our tax liability for uncertain tax positions was approximately $61 million, including approximately $16 million of accrued interest and penalties as of December 30, 2012. Until formal resolutions are reached between us and the tax authorities, the timing and amount of a possible audit settlement for uncertain tax benefits is not practicable. Therefore, we do not include this obligation in the table of contractual obligations. See Note 14 of the Notes to the Consolidated Financial Statements for additional information on “Income Taxes.”
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
Off-Balance Sheet Arrangements
We did not have any material off-balance sheet arrangements as of December 30, 2012.
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
Long-Lived Assets
We evaluate whether there has been an impairment of goodwill on an annual basis or in an interim period if certain circumstances indicate that a possible impairment may exist. All other long-lived assets are tested for impairment if certain circumstances indicate that a possible impairment exists.

(In thousands)	December 30, 2012	December 25, 2011
Goodwill	$122,691	$121,618
Property, plant and equipment, net	860,385	937,140
Long-lived assets	$983,076	$1,058,758
Total assets	$2,806,335	$2,883,450
Percentage of long-lived assets to total assets	35%	37%
The impairment analysis is considered critical to our operating segments because of the significance of long-lived assets to our Consolidated Balance Sheets.
We test for goodwill impairment at the reporting unit level, which are our operating segments. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment two-step test. For the 2012 annual impairment testing, based on our qualitative assessment, we concluded that it is more likely than not that goodwill is not impaired.
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

P. 42 – THE NEW YORK TIMES COMPANY

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
The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other long-lived assets are estimated future cash flows, discount rates, growth rates, as well as other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated results of the impairment tests can vary within a range of outcomes.
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
Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. See Note 15 of the Notes to the Consolidated Financial Statements.
Retirement Benefits
Our single-employer pension and other postretirement benefit costs are accounted for using actuarial valuations. We recognize the funded status of these plans – measured as the difference between plan assets, if funded, and the benefit obligation – on the balance sheet and recognize changes in the funded status that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income/(loss), net of tax. The assets related to our funded pension plans are measured at fair value.
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans.
We consider accounting for retirement plans critical to our operating segments because management is required to make significant subjective judgments about a number of actuarial assumptions, which include discount rates, health-care cost trend rates, long-term return on plan assets and mortality rates. These assumptions may have an effect on the amount and timing of future contributions. Depending on the assumptions and estimates used, the impact from our pension and other postretirement benefits could vary within a range of outcomes and could have a material effect on our Consolidated Financial Statements.
See “— Pensions and Other Postretirement Benefits” below for more information on our retirement benefits.

THE NEW YORK TIMES COMPANY – P. 43

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
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. Actual experience, including claim frequency and severity as well as health-care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks were approximately $42 million as of December 30, 2012 and $52 million as of December 25, 2011.
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

(In thousands)	December 30, 2012	December 25, 2011
Accounts receivable, net	$237,932	$247,436
Accounts receivable allowances	17,390	17,275
Accounts receivable - gross	$255,322	$264,711
Total current assets	$1,308,408	$1,263,935
Percentage of accounts receivable allowances to gross accounts receivable	7%	7%
Percentage of net accounts receivable to current assets	18%	20%
We consider accounting for accounts receivable allowances critical to our operating segments because of the significance of accounts receivable to our current assets and operating cash flows. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our Consolidated Financial Statements.

P. 44 – THE NEW YORK TIMES COMPANY

PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen; participate in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, which has been frozen; and make contributions to several multiemployer pension plans in connection with collective bargaining agreements. These plans cover the majority of our employees. The table below includes the liability for all of these plans.

(In thousands)	December 30, 2012	December 25, 2011
Pension and other postretirement liabilities	$928,688	$1,013,091
Total liabilities	$2,170,524	$2,373,941
Percentage of pension and other postretirement liabilities to total liabilities	43%	43%
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
The funded status of our qualified and non-qualified pension plans as of December 30, 2012 is as follows:

	December 30, 2012
(In thousands)	Qualified Plans	Non-Qualified Plans	All Plans
Pension obligation	$2,011,992	$303,059	$2,315,051
Fair value of plan assets	1,615,723	—	1,615,723
Pension underfunded/unfunded obligation	$396,269	$303,059	$699,328
We made contributions of approximately $144 million to certain qualified pension plans in 2012. The majority of these contributions were discretionary. In January 2013, we made a contribution of approximately $57 million to The New York Times Newspaper Guild pension plan, of which $20 million was estimated to be necessary to satisfy minimum funding requirements in 2013. We expect mandatory contributions to other qualified pension plans will increase our total contributions to approximately $71 million for the full year of 2013. We will continue to evaluate whether to make additional discretionary contributions in 2013 to our qualified pension plans based on cash flows, pension asset performance, interest rates and other factors.
Pension expense is calculated using a number of actuarial assumptions, including an expected long-term rate of return on assets (for qualified plans) and a discount rate. Our methodology in selecting these actuarial assumptions is discussed below.
In determining the expected long-term rate of return on assets, we evaluated input from our investment consultants, actuaries and investment management firms, including our review of asset class return expectations, as well as long-term historical asset class returns. Projected returns by such consultants and economists are based on broad equity and bond indices. Our objective is to select an average rate of earnings expected on existing plan assets and expected contributions to the plan during the year. The expected long-term rate of return determined on this basis was 8.00% in 2012. Our plan assets had a rate of return of approximately 15% in 2012 and an average annual return of approximately 10% over the three-year period 2010-2012. We regularly review our actual asset allocation and periodically rebalance our investments to meet our investment strategy.
The value (“market-related value”) of plan assets is multiplied by the expected long-term rate of return on assets to compute the expected return on plan assets, a component of net periodic pension cost. The market-related value of plan assets is a calculated value that recognizes changes in fair value over three years.

THE NEW YORK TIMES COMPANY – P. 45

Based on the composition of our assets at the beginning of the year, we estimated our 2013 expected long-term rate of return to be 7.85%, a decline from 8.00% in 2012. If we had decreased our expected long-term rate of return on our plan assets by 50 basis points to 7.50% in 2012, pension expense would have increased by approximately $7 million in 2012 for our qualified pension plans. Our funding requirements would not have been materially affected.
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
The discount rate determined on this basis was 4.00% for our qualified plans and 3.70% for our non-qualified plans as of December 30, 2012.
If we had decreased the expected discount rate by 50 basis points for our qualified plans and our non-qualified plans in 2012, pension expense would have increased by approximately $2 million and $0.2 million, respectively, and as of December 30, 2012, our pension obligation would have increased by approximately $137 million and $16 million, respectively.
We will continue to evaluate all of our actuarial assumptions, generally on an annual basis, and will adjust as necessary. Actual pension expense will depend on future investment performance, changes in future discount rates, the level of contributions we make and various other factors.
 We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $109 million as of December 30, 2012. This liability represents the present value of the obligations related to complete and partial withdrawals from certain plans as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For the plans that have yet to provide us with a demand letter, the actual liability will not be known until those plans complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
See Note 11 of the Notes to the Consolidated Financial Statements for additional information regarding our pension plans.
Other Postretirement Benefits
We provide health benefits to retired employees (and their eligible dependents) who meet the definition of an eligible participant and certain age and service requirements, as outlined in the plan document. While we offer pre-age 65 retiree medical coverage to employees who meet certain retiree medical eligibility requirements, we no longer provide post-age 65 retiree medical benefits for employees who retired on or after March 1, 2009. We also contribute to a postretirement plan under the provisions of a collective bargaining agreement. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from our assets.
The annual postretirement expense was calculated using a number of actuarial assumptions, including a health-care cost trend rate and a discount rate. The health-care cost trend rate increased to 8.00% as of December 30, 2012, from 7.33% as of December 25, 2011. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of $0.1 million or a decrease of $0.1 million in our 2012 service and interest costs, respectively, two factors included in the calculation of postretirement expense. A one-percentage point change in the assumed health-care cost trend rate would result in an increase of approximately $3 million or a decrease of approximately $2 million in our accumulated benefit obligation as of December 30, 2012. Our discount rate assumption for postretirement benefits is consistent with that used in the calculation of pension benefits. See “— Pension Benefits” above for information on our discount rate assumption.
See Note 12 of the Notes to the Consolidated Financial Statements for additional information.

P. 46 – THE NEW YORK TIMES COMPANY

RECENT ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (“FASB”) amended its presentation guidance on comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income(“AOCI”). The new accounting guidance requires entities to provide information about the amounts reclassified out of AOCI by component. In addition, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional details about those amounts. The amended guidance is effective prospectively for reporting periods beginning after December 15, 2012. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.
In June 2011, the FASB amended its guidance on the presentation of comprehensive income/(loss) in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income/(loss). The new accounting guidance requires entities to report components of comprehensive income/(loss) in either (1) a continuous statement of comprehensive income/(loss) or (2) two separate but consecutive statements. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the guidance and report components of comprehensive income/(loss) in two separate but consecutive statements consisting of an income statement followed by a separate statement of comprehensive income/(loss).

THE NEW YORK TIMES COMPANY – P. 47

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk is principally associated with the following:

•	We do not have interest rate risk related to our debt because, as of December 30, 2012, our portfolio does not include variable-rate debt.

•
Newsprint is a commodity subject to supply and demand market conditions. We have equity investments in two paper mills, which provide a partial hedge against price volatility. The cost of raw materials, of which newsprint expense is a major component, represented 7% and 8% of our total operating costs in 2012 and 2011, respectively. Based on the number of newsprint tons consumed in 2012 and 2011, a $10 per ton increase in newsprint prices would have resulted in additional newsprint expense of $1.7 million (pre-tax) in 2012 and $2.2 million (pre-tax) in 2011.

•
The discount rate used to measure the benefit obligations for our qualified pension plans is determined by using the Ryan Curve, which provides rates for the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). Broad equity and bond indices are used in the determination of the expected long term rate of return on pension plan assets. Therefore, interest rate fluctuations and volatility of the debt and equity markets can have a significant impact on asset values, the funded status of our pension plans and future anticipated contributions. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Pensions and Other Postretirement Benefits.”

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

See Notes 4, 7, 8, 11 and 20 of the Notes to the Consolidated Financial Statements.

P. 48 – THE NEW YORK TIMES COMPANY

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE NEW YORK TIMES COMPANY 2012 FINANCIAL REPORT

THE NEW YORK TIMES COMPANY – P. 49

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
The consolidated financial statements were audited by Ernst & Young LLP, an independent registered public accounting firm, in 2012, 2011 and 2010. Its audits were conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and its report is shown on Page 52.
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

THE NEW YORK TIMES COMPANY		THE NEW YORK TIMES COMPANY

BY:	/s/ MARK THOMPSON	BY:	/s/ JAMES M. FOLLO
	Mark Thompson		James M. Follo
	President and Chief Executive Officer		Senior Vice President and Chief Financial Officer
	February 28, 2013		February 28, 2013

P. 50 – THE NEW YORK TIMES COMPANY

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2012.
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 30, 2012, which is included on Page 53 in this Annual Report on Form 10-K.

THE NEW YORK TIMES COMPANY – P. 51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and Stockholders of
The New York Times Company
New York, NY
We have audited the accompanying consolidated balance sheets of The New York Times Company as of December 30, 2012 and December 25, 2011, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2012. Our audits also included the financial statement schedule listed at Item 15(A)(2) of The New York Times Company’s 2012 Annual Report on Form 10-K. These financial statements and schedule are the responsibility of The New York Times Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The New York Times Company at December 30, 2012 and December 25, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The New York Times Company’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 28, 2013

P. 52 – THE NEW YORK TIMES COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of
The New York Times Company
New York, NY
We have audited The New York Times Company’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The New York Times Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on The New York Times Company’s internal control over financial reporting based on our audit.
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
In our opinion, The New York Times Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012 based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The New York Times Company as of December 30, 2012 and December 25, 2011, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 30, 2012 and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, New York
February 28, 2013

THE NEW YORK TIMES COMPANY – P. 53

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)	December 30, 2012	December 25, 2011
Assets
Current assets
Cash and cash equivalents	$820,489	$175,151
Short-term investments	134,820	104,846
Accounts receivable (net of allowances: 2012 – $17,390; 2011 – $17,275)	237,932	247,436
Inventories	10,414	17,780
Deferred income taxes	58,214	73,055
Other current assets	46,539	55,665
Assets held for sale	—	590,002
Total current assets	1,308,408	1,263,935
Investments in joint ventures	42,702	82,019
Property, plant and equipment:
Equipment	749,679	757,849
Buildings, building equipment and improvements	726,698	727,034
Software	202,633	188,026
Land	113,015	112,883
Assets in progress	10,088	14,013
Total, at cost	1,802,113	1,799,805
Less: accumulated depreciation and amortization	(941,728)	(862,665)
Property, plant and equipment, net	860,385	937,140
Goodwill (less accumulated impairment losses of $805,218 in 2012 and 2011)	122,691	121,618
Deferred income taxes	301,078	280,283
Miscellaneous assets	171,071	198,455
Total assets	$2,806,335	$2,883,450
 See Notes to the Consolidated Financial Statements.

P. 54 – THE NEW YORK TIMES COMPANY

CONSOLIDATED BALANCE SHEETS — continued

(In thousands, except share and per share data)	December 30, 2012	December 25, 2011
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$96,962	$98,385
Accrued payroll and other related liabilities	95,180	112,024
Unexpired subscriptions	66,850	63,103
Accrued expenses	124,489	165,564
Accrued income taxes	38,932	—
Current portion of long-term debt and capital lease obligations	164	74,900
Total current liabilities	422,577	513,976
Other liabilities
Long-term debt and capital lease obligations	696,914	698,220
Pension benefits obligation	788,268	880,504
Postretirement benefits obligation	110,347	104,192
Other	152,418	177,049
Total other liabilities	1,747,947	1,859,965
Stockholders’ equity
Serial preferred stock of $1 par value – authorized 200,000 shares – none issued	—	—
Common stock of $.10 par value:
Class A – authorized: 300,000,000 shares; issued: 2012 – 150,270,975; 2011 – 150,007,446 (including treasury shares: 2012 – 2,483,537; 2011 – 2,979,786)	15,027	15,001
Class B – convertible – authorized and issued shares: 2012 – 818,385; 2011 – 818,885 (including treasury shares: 2012 – none; 2011 – none)	82	82
Additional paid-in capital	25,610	32,024
Retained earnings	1,219,798	1,086,625
Common stock held in treasury, at cost	(96,278)	(110,974)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	11,327	10,928
Unrealized derivative loss on cash-flow hedge of equity method investment	—	(652)
Unrealized loss on available-for-sale security	(431)	—
Funded status of benefit plans	(542,635)	(526,674)
Total accumulated other comprehensive loss, net of income taxes	(531,739)	(516,398)
Total New York Times Company stockholders’ equity	632,500	506,360
Noncontrolling interest	3,311	3,149
Total stockholders’ equity	635,811	509,509
Total liabilities and stockholders’ equity	$2,806,335	$2,883,450
 See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 55

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
	(53 weeks)	(52 weeks)	(52 weeks)
Revenues
Advertising	$898,078	$954,531	$994,144
Circulation	952,968	862,982	851,077
Other	139,034	135,117	135,506
Total	1,990,080	1,952,630	1,980,727
Operating costs
Production costs:
Raw materials	136,526	138,622	136,639
Wages and benefits	443,756	422,200	421,067
Other	251,946	249,747	248,768
Total production costs	832,228	810,569	806,474
Selling, general and administrative costs	901,405	886,232	909,909
Depreciation and amortization	96,758	94,224	96,620
Total operating costs	1,830,391	1,791,025	1,813,003
Pension settlement expense	48,729	—	—
Other expense	2,620	4,500	—
Impairment of assets	—	9,225	16,148
Pension withdrawal expense	—	4,228	6,268
Operating profit	108,340	143,652	145,308
Gain on sale of investments	220,275	71,171	9,128
Impairment of investments	5,500	—	—
Income from joint ventures	3,004	28	19,035
Premium on debt redemption	—	46,381	—
Interest expense, net	62,815	85,243	85,062
Income from continuing operations before income taxes	263,304	83,227	88,409
Income tax expense	103,482	31,932	33,317
Income from continuing operations	159,822	51,295	55,092
Discontinued operations:
(Loss)/income from discontinued operations, net of income taxes	(112,003)	(91,519)	53,613
Gain on sale, net of income taxes	85,520	—	13
(Loss)/income from discontinued operations, net of income taxes	(26,483)	(91,519)	53,626
Net income/(loss)	133,339	(40,224)	108,718
Net (income)/loss attributable to the noncontrolling interest	(166)	555	(1,014)
Net income/(loss) attributable to The New York Times Company common stockholders	$133,173	$(39,669)	$107,704
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$159,656	$51,850	$54,078
(Loss)/income from discontinued operations, net of income taxes	(26,483)	(91,519)	53,626
Net income/(loss)	$133,173	$(39,669)	$107,704
See Notes to the Consolidated Financial Statements.

P. 56 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS — continued

	Years Ended
(In thousands, except per share data)	December 30, 2012	December 25, 2011	December 26, 2010
	(53 weeks)	(52 weeks)	(52 weeks)
Average number of common shares outstanding:
Basic	148,147	147,190	145,636
Diluted	152,693	152,007	152,600
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$1.08	$0.35	$0.37
(Loss)/income from discontinued operations, net of income taxes	(0.18)	(0.62)	0.37
Net income/(loss)	$0.90	$(0.27)	$0.74
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$1.04	$0.34	$0.35
(Loss)/income from discontinued operations, net of income taxes	(0.17)	(0.60)	0.36
Net income/(loss)	$0.87	$(0.26)	$0.71
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 57

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	Years Ended
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
	(53 weeks)	(52 weeks)	(52 weeks)
Net income/(loss)	$133,339	$(40,224)	$108,718
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	536	(523)	(9,616)
Unrealized derivative gain/(loss) on cash-flow hedge of equity method investment	1,143	839	(762)
Unrealized loss on available-for-sale security	(729)	—	—
Pension and postretirement benefits obligation	(26,938)	(219,590)	(96,668)
Other comprehensive loss, before tax	(25,988)	(219,274)	(107,046)
Income tax benefit	10,643	89,502	43,673
Other comprehensive loss, net of tax	(15,345)	(129,772)	(63,373)
Comprehensive income/(loss)	117,994	(169,996)	45,345
Comprehensive (income)/loss attributable to the noncontrolling interest	(162)	1,000	(948)
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$117,832	$(168,996)	$44,397
See Notes to the Consolidated Financial Statements.

P. 58 – THE NEW YORK TIMES COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data)	Capital Stock Class A and Class B Common	Additional Paid-in Capital	Retained Earnings	Common Stock Held in Treasury, at Cost	Accumulated Other Compre-hensive Loss, Net of Income Taxes	Total New York Times Company Stock- holders’ Equity	Non- controlling Interest	Total Stock- holders’ Equity

Balance, December 27, 2009	$14,915	$43,603	$1,018,590	$(149,302)	$(323,764)	$604,042	$3,201	$607,243
Net income	—	—	107,704	—	—	107,704	1,014	108,718
Other comprehensive loss	—	—	—	—	(63,307)	(63,307)	(66)	(63,373)
Issuance of shares:
Retirement units – 18,038 Class A shares	—	(109)	—	427	—	318	—	318
Employee stock purchase plan – 722,916 Class A shares	72	3,761	—	—	—	3,833	—	3,833
Stock options – 257,600 Class A shares	25	913	—	—	—	938	—	938
Stock conversions – 6,350 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 203,566 Class A shares	—	(6,180)	—	4,828	—	(1,352)	—	(1,352)
401(k) Company stock match – 435,895 Class A shares	—	(5,106)	—	9,584	—	4,478	—	4,478
Stock-based compensation	—	7,119	—	—	—	7,119	—	7,119
Tax shortfall from equity award exercises	—	(3,846)	—	—	—	(3,846)	—	(3,846)
Balance, December 26, 2010	15,012	40,155	1,126,294	(134,463)	(387,071)	659,927	4,149	664,076
Net loss	—	—	(39,669)	—	—	(39,669)	(555)	(40,224)
Other comprehensive loss	—	—	—	—	(129,327)	(129,327)	(445)	(129,772)
Issuance of shares:
Employee stock purchase plan – 603,114 Class A shares	60	4,258	—	—	—	4,318	—	4,318
Stock options – 100,200 Class A shares	11	353	—	—	—	364	—	364
Stock conversions – 240 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 210,769 Class A shares	—	(6,250)	—	4,965	—	(1,285)	—	(1,285)
401(k) Company stock match – 781,088 Class A shares	—	(11,800)	—	18,524	—	6,724	—	6,724
Stock-based compensation	—	9,410	—	—	—	9,410	—	9,410
Tax shortfall from equity award exercises	—	(4,102)	—	—	—	(4,102)	—	(4,102)
Balance, December 25, 2011	15,083	32,024	1,086,625	(110,974)	(516,398)	506,360	3,149	509,509
Net income	—	—	133,173	—	—	133,173	166	133,339
Other comprehensive loss	—	—	—	—	(15,341)	(15,341)	(4)	(15,345)
Issuance of shares:
Stock options – 176,400 Class A shares	18	712	—	—	—	730	—	730
Stock conversions – 500 Class B shares to Class A shares	—	—	—	—	—	—	—	—
Restricted stock units vested – 92,847 Class A shares	8	(656)	—	147	—	(501)	—	(501)
401(k) Company stock match – 490,031 Class A shares	—	(10,785)	—	14,549	—	3,764	—	3,764
Stock-based compensation	—	5,329	—	—	—	5,329	—	5,329
Tax shortfall from equity award exercises	—	(1,014)	—	—	—	(1,014)	—	(1,014)
Balance, December 30, 2012	$15,109	$25,610	$1,219,798	$(96,278)	$(531,739)	$632,500	$3,311	$635,811
See Notes to the Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY – P. 59

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Cash flows from operating activities
Net income/(loss)	$133,339	$(40,224)	$108,718
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Impairment of assets	194,732	164,434	16,148
Pension settlement expense	48,729	—	—
Pension withdrawal expense	—	4,228	6,268
Other expense	2,620	4,500	—
Gain on sale of investments	(220,275)	(71,171)	(9,128)
Impairment on investments	5,500	—	—
Premium on debt redemption	—	46,381	—
Gain on sale of About Group	(96,675)	—	—
Loss on sale of Regional Media Group	5,441	—	—
Gain on sale of Radio Operations	—	—	(16)
Depreciation and amortization	103,775	116,454	120,950
Stock-based compensation expense	4,693	8,497	7,029
Return on equity method investments	2,586	3,435	(10,710)
Deferred income taxes	(1,369)	60,741	61,271
Long-term retirement benefit obligations	(140,423)	(141,714)	(167,498)
Other – net	9,737	(462)	5,611
Changes in operating assets and liabilities:
Accounts receivable – net	5,130	12,603	39,830
Inventories	6,806	(4,955)	171
Other current assets	(8,477)	1,820	(572)
Accounts payable and other liabilities	19,478	(93,581)	(20,137)
Unexpired subscriptions	3,962	2,941	(4,608)
Net cash provided by operating activities	79,309	73,927	153,327
Cash flows from investing activities
Purchase of short-term investments	(439,700)	(279,721)	(29,974)
Maturities of short-term investments	409,726	204,849	—
Proceeds from sale of About Group, net of cash sold of $998	316,114	—	—
Proceeds from investments – net of purchases	250,918	117,966	9,254
Proceeds from sale of Regional Media Group	140,044	—	—
Capital expenditures	(34,888)	(44,887)	(33,565)
Change in restricted cash	3,287	(27,628)	—
Proceeds from the sale of assets	1,312	11,167	2,265
Loan repayments	—	—	11,500
Net cash provided by/(used in) investing activities	646,813	(18,254)	(40,520)
Cash flows from financing activities
Long-term obligations:
Redemption of long-term debt	—	(250,000)	—
Repayments	(81,584)	(590)	(592)
Proceeds from issuance of senior unsecured notes	—	—	220,248
Capital shares:
Issuance	730	364	1,010
Net cash (used in)/provided by financing activities	(80,854)	(250,226)	220,666
Net increase/(decrease) in cash and cash equivalents	645,268	(194,553)	333,473
Effect of exchange rate changes on cash and cash equivalents	70	36	(325)
Cash and cash equivalents at the beginning of the year	175,151	369,668	36,520
Cash and cash equivalents at the end of the year	$820,489	$175,151	$369,668
See Notes to the Consolidated Financial Statements.

P. 60 – THE NEW YORK TIMES COMPANY

SUPPLEMENTAL DISCLOSURES TO CONSOLIDATED STATEMENTS OF CASH FLOWS
Cash Flow Information

	Years Ended
(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Cash payments
Interest	$60,022	$98,763	$76,748
Income tax (refunds)/payments – net	$(6,627)	$(22,757)	$18,948
See Notes to the Consolidated Financial Statements.

Non-Cash Investing Activities
Non-cash investing activities in 2012 included approximately $14 million for amounts held in escrow to satisfy certain indemnification provisions related to the sale of our ownership interest in Indeed.com. We expect the amount held in escrow to be released over the next two years. See Note 7 for additional information regarding the sale.

THE NEW YORK TIMES COMPANY – P. 61

Table of Contents

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Nature of Operations
The New York Times Company is a leading global, multimedia news and information company that currently includes newspapers, digital businesses, investments in paper mills and other investments (see Note 7). The New York Times Company and its consolidated subsidiaries are referred to collectively as the “Company,” “we,” “our” and “us.” Our major sources of revenue are advertising and circulation from our newspaper business. The newspapers primarily operate in the Northeast markets in the United States.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of our Company and our wholly and majority-owned subsidiaries after elimination of all significant intercompany transactions.
The portion of the net income or loss and equity of a subsidiary attributable to the owners of a subsidiary other than the Company (a noncontrolling interest) is included as a component of consolidated stockholders‘ equity in our Consolidated Balance Sheets, within net income or loss in our Consolidated Statements of Operations, within comprehensive income or loss in our Consolidated Statements of Comprehensive Income/(Loss) and as a component of consolidated stockholders’ equity in our Consolidated Statements of Changes in Stockholders’ Equity.
Fiscal Year
Our fiscal year end is the last Sunday in December. Fiscal year 2012 comprises 53 weeks and fiscal years 2011 and 2010 each comprise 52 weeks. Our fiscal years ended as of December 30, 2012, December 25, 2011, and December 26, 2010.
Reclassifications
For comparability, certain prior-year amounts have been reclassified to conform with the 2012 presentation, including reclassifications related to discontinued operations (see Note 15).
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
Investments
Investments in which we have at least a 20%, but not more than a 50%, interest are generally accounted for under the equity method. Investment interests below 20% are generally accounted for under the cost method, except if we could exercise significant influence, the investment would be accounted for under the equity method. We had an investment interest below 20% in Fenway Sports Group, which was accounted for under the equity method until the sale of a portion of our investment interest in the first quarter of 2012 (see Note 7).

P. 62 – THE NEW YORK TIMES COMPANY

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the shorter of estimated asset service lives or lease terms as follows: buildings, building equipment and improvements – 10 to 40 years; equipment – 3 to 30 years; and software – 2 to 5 years. We capitalize interest costs and certain staffing costs as part of the cost of major projects.
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
Other intangible assets acquired, which were part of operations that have been classified as discontinued operations (see Note 15), consisted primarily of trade names on various acquired properties, content, customer lists and other assets. Other intangible assets acquired that had indefinite lives (trade names) were not amortized but tested for impairment annually or in an interim period if certain circumstances indicated a possible impairment may have existed. Certain other intangible assets acquired (content, customer lists and other assets) were amortized over their estimated useful lives and tested for impairment if certain circumstances indicated an impairment may have existed.
We test for goodwill impairment at the reporting unit level, which are our operating segments. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. The qualitative assessment includes, but is not limited to, the results of our most recent quantitative impairment test, consideration of industry, market and macroeconomic conditions, cost factors, cash flows, changes in key management personnel and our share price. The result of this assessment determines whether it is necessary to perform the goodwill impairment two-step test. For the 2012 annual impairment testing, based on our qualitative assessment, we concluded that it is more likely than not that goodwill is not impaired.
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

THE NEW YORK TIMES COMPANY – P. 63

Intangible assets that are not amortized (trade names), which were part of operations that have been classified as discontinued operations (see Note 15), were tested for impairment at the asset level by comparing the fair value of the asset with its carrying amount. Fair value was calculated as the discounted cash flows utilizing the relief-from-royalty method. This method was based on applying a royalty rate, which would be obtained through a lease, to the cash flows derived from the asset being tested. The royalty rate was derived from market data. If the fair value exceeded the carrying amount, the asset was not considered impaired. If the carrying amount exceeded the fair value, an impairment loss would be recognized in an amount equal to the excess of the carrying amount of the asset over the fair value of the asset.
All other long-lived assets (intangible assets that are amortized, such as content and customer lists), which were part of operations that have been classified as discontinued operations (see Note 15), were tested for impairment at the asset group level associated with the lowest level of cash flows. An impairment exists if the carrying value of the asset (1) was not recoverable (the carrying value of the asset was greater than the sum of undiscounted cash flows) and (2) was greater than its fair value.
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
In addition to annual testing, management uses certain indicators to evaluate whether an interim impairment test may be required. These indicators include (1) current-period operating or cash flow declines combined with a history of operating or cash flow declines or a projection/forecast that demonstrates continuing declines in the cash flow or the inability to improve our operations to forecasted levels, (2) a significant adverse change in the business climate, whether structural or technological and (3) a decline in our stock price and market capitalization.
Management has applied what it believes to be the most appropriate valuation methodology for its impairment testing. See Note 15 for goodwill and other intangible asset impairments recorded within discontinued operations.
Self-Insurance
We self-insure for workers’ compensation costs, automobile and general liability claims, up to certain deductible limits, as well as for certain employee medical and disability benefits. The recorded liabilities for self-insured risks are primarily calculated using actuarial methods. The liabilities include amounts for actual claims, claim growth and claims incurred but not yet reported. The recorded liabilities for self-insured risks were approximately $42 million as of December 30, 2012 and $52 million as of December 25, 2011.
Pension and Other Postretirement Benefits
Our single-employer pension and other postretirement benefit costs are accounted for using actuarial valuations. We recognize the funded status of these plans – measured as the difference between plan assets, if funded, and the benefit obligation – on the balance sheet and recognize changes in the funded status that arise during the period but are not recognized as components of net periodic pension cost, within other comprehensive income/(loss), net of income taxes. The assets related to our funded pension plans are measured at fair value.
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
We also recognize the present value of pension liabilities associated with the withdrawal from multiemployer pension plans. We assess a liability for obligations related to complete and partial withdrawals from multiemployer pension plans, as well as estimate obligations for future partial withdrawals that we consider probable and reasonably estimable. The actual liability is not known until each plan completes a final assessment of the withdrawal liability and issues a demand to us. Therefore, we adjust the estimate of our multiemployer pension plan liability as more information becomes available that allows us to refine our estimates.
See Notes 11 and 12 for additional information regarding pension and other postretirement benefits.

P. 64 – THE NEW YORK TIMES COMPANY

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

Circulation revenues include single-copy and subscription revenues. Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy sales) and digital subscriptions sold and the rates charged to the respective customers. Single-copy revenue is recognized based on date of publication, net of provisions for related returns. Proceeds from subscription revenues are deferred at the time of sale and are recognized in earnings on a pro rata basis over the terms of the subscriptions. When our digital subscriptions are sold through third parties, we are a principal in the transaction and, therefore, revenues and related costs to third parties for these sales are reported on a gross basis. Several factors are considered to determine whether we are a principal, most notably whether we are the primary obligor to the customer and have determined the selling price and product specifications.
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
Stock-Based Compensation
We establish fair value for our stock-based awards to determine our cost and recognize the related expense over the appropriate vesting period. We recognize compensation expense for outstanding stock-settled restricted stock units, stock options, stock appreciation rights, cash-settled restricted stock units, long-term incentive plan (“LTIP”) awards and Common Stock under our Employee Stock Purchase Plan (“ESPP”). See Note 17 for additional information related to stock-based compensation expense.

THE NEW YORK TIMES COMPANY – P. 65

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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) amended its presentation guidance on comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income(“AOCI”). The new accounting guidance requires entities to provide information about the amounts reclassified out of AOCI by component. In addition, entities are required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures that provide additional details about those amounts. The amended guidance is effective prospectively for reporting periods beginning after December 15, 2012. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.
In June 2011, the FASB amended its guidance on the presentation of comprehensive income/(loss) in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income/(loss). The new accounting guidance requires entities to report components of comprehensive income/(loss) in either (1) a continuous statement of comprehensive income/(loss) or (2) two separate but consecutive statements. The provisions of this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted the guidance and report components of comprehensive income/(loss) in two separate but consecutive statements consisting of an income statement followed by a separate statement of comprehensive income/(loss).
3. Short-Term Investments
We have short-term investments, with original maturities of longer than 3 months, in U.S. Treasury securities and commercial paper as of December 30, 2012, and in U.S. Treasury securities as of December 25, 2011. The carrying value of the short-term investments was $134.8 million in U.S. Treasury securities and commercial paper as of December 30, 2012, which included approximately $125 million in U.S. Treasury securities and approximately $10 million in commercial paper, and $104.8 million in U.S. Treasury securities as of December 25, 2011. The short-term investments have remaining maturities of less than 1 month to 7 months as of December 30, 2012.
See Note 10 for information regarding the fair value of our short-term investments.

P. 66 – THE NEW YORK TIMES COMPANY

4. Inventories
Inventories as shown in the accompanying Consolidated Balance Sheets were as follows:

(In thousands)	December 30, 2012	December 25, 2011
Newsprint and magazine paper	$8,038	$14,567
Other inventory	2,376	3,213
Total	$10,414	$17,780
Inventories are stated at the lower of cost or current market value. The cost of newsprint inventory, representing 75% and 82% of total inventory in 2012 and 2011, respectively, was determined utilizing the LIFO method. The excess of replacement or current cost over stated LIFO value was approximately $3 million and $5 million as of December 30, 2012 and December 25, 2011, respectively. The remaining portion of inventory is accounted for under the FIFO method.
5. Impairment of Assets
2011
In the second quarter of 2011, we classified certain assets as held for sale, primarily of Baseline, Inc. (“Baseline”), an online subscription database and research service for information on the film and television industries and a provider of premium film and television data to Web sites. The carrying value of these assets was greater than their fair value, less cost to sell, resulting in an impairment of certain intangible assets and property totaling $9.2 million. The impairment charge reduced the carrying value of intangible assets to $0 and the property to a nominal value. The fair value for these assets was determined by estimating the most likely sale price with a third-party buyer based on market data. In October 2011, we sold Baseline, which resulted in a nominal gain.
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
6. Goodwill
The changes in the carrying amount of goodwill in 2012 and 2011 were as follows:

(In thousands)	Total Company
Balance as of December 26, 2010
Goodwill	$927,611
Accumulated impairment losses	(805,218)
Balance as of December 26, 2010	122,393
Goodwill disposed during year	(300)
Foreign currency translation	(475)
Balance as of December 25, 2011
Goodwill	926,836
Accumulated impairment losses	(805,218)
Balance as of December 25, 2011	121,618
Foreign currency translation	1,073
Balance as of December 30, 2012
Goodwill	927,909
Accumulated impairment losses	(805,218)
Balance as of December 30, 2012	$122,691
Goodwill disposed of during 2011 was related to the sale of Baseline. The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune (the “IHT”).

THE NEW YORK TIMES COMPANY – P. 67

7. Investments
Equity Method Investments
As of December 30, 2012, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC (“Metro Boston”)	49%
Donohue Malbaie Inc. (“Malbaie”)	49%
Madison Paper Industries (“Madison”)	40%
quadrantONE LLC (“quadrantONE”)(1)	25%

(1)	quadrantONE announced in February 2013 that it will begin winding down its current operations. As of December 30, 2012, we had a nominal investment in quadrantONE.
Our investments above are accounted for under the equity method, and are recorded in “Investments in joint ventures” in our Consolidated Balance Sheets. Our proportionate shares of the operating results of our investments are recorded in “Income from joint ventures” in our Consolidated Statements of Operations and in “Investments in joint ventures” in our Consolidated Balance Sheets.
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
We received distributions from Malbaie of $7.3 million in 2012, $0 million in 2011 and $0 million in 2010.
We received distributions from Madison of $2.0 million in 2012, $0 million in 2011 and $5.3 million in 2010.
We purchased newsprint and supercalendered paper from the Paper Mills at competitive prices. Such purchases aggregated approximately $26 million in 2012, $34 million in 2011 and $33 million in 2010.
In 2010, we recorded a pre-tax gain of $12.7 million from the sale of an asset at one of the Paper Mills. Our share of the pre-tax gain, after eliminating the noncontrolling interest portion, was $10.2 million. The $12.7 million gain is included in “Income from joint ventures” in our Consolidated Statements of Operations.
The following tables present summarized combined information for our Company’s unconsolidated joint ventures. Separate financial statements of these unconsolidated joint ventures are not required, since none of our investments are considered individually significant. The following tables include combined financial information for Fenway Sports Group, which was accounted for under the equity method, until the sale of a portion of our investment interest in February 2012.

P. 68 – THE NEW YORK TIMES COMPANY

Summarized unaudited condensed combined balance sheets of our Company’s unconsolidated joint ventures were as follows as of:

(In thousands)	December 31, 2012	December 31, 2011
Current assets	$80,496	$262,203
Non-current assets	79,913	1,405,110
Total assets	160,409	1,667,313
Current liabilities	37,300	551,105
Non-current liabilities	19,332	518,723
Total liabilities	56,632	1,069,828
Equity	103,777	522,930
Noncontrolling interest	—	74,555
Total liabilities and equity	$160,409	$1,667,313
Summarized unaudited condensed combined income statements of our Company’s unconsolidated joint ventures were as follows for the years ended:

(In thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Revenues	$291,195	$1,203,537	$936,223
Costs and expenses	283,392	1,203,181	850,950
Operating income	7,803	356	85,273
Other income/(expense)	300	(10,014)	14,724
Pre-tax income/(loss)	8,103	(9,658)	99,997
Income tax expense/(benefit)	1,334	(25,004)	(111)
Net income	6,769	15,346	100,108
Net income attributable to noncontrolling interest	—	(23,517)	(23,725)
Net income/(loss) less noncontrolling interest	$6,769	$(8,171)	$76,383
Cost Method Investments
Gain on Sale of Investments
We recorded a gain on sale of investments totaling $220.3 million in 2012, $71.2 million in 2011 and $9.1 million in 2010.
Fenway Sports Group
In February 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million (pre-tax gain of $17.8 million in the first quarter of 2012) and in May 2012, we sold our remaining 210 units for an aggregate price of $63.0 million (pre-tax gain of $37.8 million in the second quarter of 2012). Effective with the February 2012 sale, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method in the first quarter of 2012. Therefore, starting in February 2012, we no longer recognized our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Consolidated Statements of Operations.
In July 2011, we sold 390 of our units in Fenway Sports Group for $117.0 million, which resulted in a pre-tax gain of $65.3 million in the third quarter of 2011.
In the second quarter of 2010, we sold 50 of our units in Fenway Sports Group, which resulted in a pre-tax gain of $9.1 million.

THE NEW YORK TIMES COMPANY – P. 69

Indeed.com
In October 2012, Indeed.com, a search engine for jobs in which we had an ownership interest, was sold. We recorded a pre-tax gain of $164.6 million. The pre-tax proceeds from the sale of our interest were approximately $167 million.
In the first quarter of 2011, we sold a minor portion of our interest in Indeed.com, resulting in a pre-tax gain of $5.9 million.
Impairment of Investments
In 2012, we recorded non-cash impairment charges of $5.5 million to reduce the carrying value of certain investments to fair value. The impairment charges were primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers. See Note 10 for additional information regarding the fair value of these investments.
Available-for-Sale Security
In connection with the initial public offering of Brightcove, Inc. in the first quarter of 2012, changes in the fair value of our investment in Brightcove, Inc. (available-for-sale security) are recognized as unrealized gains or losses within “Miscellaneous assets” and “Accumulated other comprehensive loss” in our Consolidated Balance Sheets and “Unrealized loss on available-for-sale security” in our Consolidated Statements of Comprehensive Income/(Loss). As of December 30, 2012, we recognized an unrealized loss of $0.7 million ($0.4 million after-tax). In 2012, we had proceeds from the sale of a portion of our shares in Brightcove, Inc. totaling $2.2 million and recorded a pre-tax gain of $0.4 million. See Note 10 for additional information regarding the fair value of our investment in Brightcove, Inc.
8. Debt Obligations
Our total debt and capital lease obligations consisted of the following:

(In thousands, except percentages)	Coupon Rate	December 30, 2012	December 25, 2011
Senior notes due in 2012, net of unamortized debt costs of $100 in 2011	4.610%	$—	$74,900
Senior notes due in 2015, net of unamortized debt costs of $78 in 2012 and $109 in 2011	5.0%	244,022	249,891
Senior notes due in 2016, net of unamortized debt costs of $3,477 in 2012 and $4,213 in 2011	6.625%	221,523	220,787
Option to repurchase ownership interest in headquarters building in 2019, net of unamortized debt costs of $25,490 in 2012 and $29,139 in 2011		224,510	220,861
Total debt		690,055	766,439
Capital lease obligations		7,023	6,681
Total debt and capital lease obligations		$697,078	$773,120
See Note 10 for information regarding the fair value of our long-term debt.
The aggregate face amount of maturities of debt over the next five years and thereafter is as follows:

(In thousands)	Amount
2013	$—
2014	—
2015	244,100
2016	225,000
2017	—
Thereafter	250,000
Total face amount of maturities	719,100
Less: Unamortized debt costs	(29,045)
Carrying value of debt	$690,055

P. 70 – THE NEW YORK TIMES COMPANY

Interest expense, net, as shown in the accompanying Consolidated Statements of Operations was as follows:

(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Cash interest expense	$58,726	$79,187	$79,349
Non-cash amortization of discount on debt	4,516	6,933	7,251
Capitalized interest	(17)	(427)	(299)
Interest income	(410)	(450)	(1,239)
Total interest expense, net	$62,815	$85,243	$85,062
4.610% Notes
On September 26, 2012, we repaid in full all $75.0 million aggregate principal amount of 4.610% senior notes due on that date (the “4.610% Notes”).
5.0% Notes
In March 2005, we issued $250.0 million aggregate principal amount of 5.0% senior unsecured notes due March 15, 2015 (the “5.0% Notes”). In December 2012, we repurchased $5.9 million principal amount of our 5.0% Notes and recorded a $0.4 million pre-tax charge in connection with the repurchase. This charge is included in “Interest expense, net” in our Consolidated Statements of Operations.
The 5.0% Notes may be redeemed, in whole or in part, at any time, at a price equal to 100% of the principal amount of the notes redeemed, plus accrued and unpaid interest to the repurchase date plus a “make-whole” premium. The 5.0% Notes are not otherwise callable.
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
On August 15, 2011, we prepaid in full all $250.0 million outstanding aggregate principal amount of the 14.053% Notes. The prepayment totaled approximately $280 million, comprising (1) the $250.0 million aggregate principal amount of the 14.053% Notes; (2) approximately $3 million representing all interest that was accrued and unpaid on the 14.053% Notes; and (3) a make-whole premium amount of approximately $27 million due in connection with the prepayment. We funded the prepayment from available cash. As a result of this prepayment, we recorded a $46.4 million pre-tax charge in the third quarter of 2011. This charge is included in “Premium on debt redemption” in our Consolidated Statements of Operations.
6.625% Notes
In November 2010, we issued $225.0 million aggregate principal amount of 6.625% senior unsecured notes due December 15, 2016 (“6.625% Notes”).
We have the option to redeem all or a portion of the 6.625% Notes, at any time, at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest to the redemption date plus a “make-whole” premium. The 6.625% Notes are not otherwise callable.

THE NEW YORK TIMES COMPANY – P. 71

The 6.625% Notes are subject to certain covenants that, among other things, limit (subject to customary exceptions) our ability and the ability of our subsidiaries to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other equity distributions;

•	agree to any restrictions on the ability of our restricted subsidiaries to make payments to us;

•	create liens on certain assets to secure debt;

•	make certain investments;

•	merge or consolidate with other companies or transfer all or substantially all of our assets; and

•	engage in sale-leaseback transactions.
Sale-Leaseback Financing
In March 2009, we entered into an agreement to sell and simultaneously lease back a portion of our leasehold condominium interest in our Company’s headquarters building located at 620 Eighth Avenue in New York City (the “Condo Interest”). The sale price for the Condo Interest was $225.0 million. We have an option, exercisable in 2019, to repurchase the Condo Interest for $250.0 million. The lease term is 15 years, and we have three renewal options that could extend the term for an additional 20 years.
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
Revolving Credit Facility
In November 2012, we terminated our $125.0 million asset-backed five-year revolving credit facility and recorded a pre-tax charge of $1.4 million in connection with the early termination, which is included in “Interest expense, net” in our Consolidated Statements of Operations.
9. Other
Severance Costs
We recognized severance costs of $18.1 million in 2012, $12.9 million in 2011 and $4.5 million in 2010. In 2012, 2011 and 2010, these costs were primarily recorded in “Selling, general and administrative costs” in our Consolidated Statements of Operations. We had a severance liability of $15.9 million and $13.1 million included in “Accrued expenses” in our Consolidated Balance Sheets as of December 30, 2012 and December 25, 2011, respectively, of which the majority of the December 30, 2012 balance will be paid in 2013.
Other Expense
In 2012, we recorded a $2.6 million charge in connection with a legal settlement.
In 2011, we recorded a $4.5 million charge for a retirement and consulting agreement in connection with the retirement of our former chief executive officer at the end of 2011.

P. 72 – THE NEW YORK TIMES COMPANY

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
As of December 30, 2012 and December 25, 2011, we had assets related to our qualified pension plans measured at fair value. The required disclosures regarding such assets are presented in Note 11.
The following table summarizes our financial assets measured at fair value on a recurring basis as of December 30, 2012:

(In thousands)	December 30, 2012
	Total	Level 1	Level 2	Level 3
Available-for-sale security	$4,444	$4,444	$—	$—
Certain financial assets are valued using market prices on the active markets. Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. In the first quarter of 2012, the common stock of Brightcove, Inc. (available-for-sale security) began to trade on an active market (see Note 7).
The following table summarizes our financial liabilities measured at fair value on a recurring basis as of December 30, 2012 and December 25, 2011:

(In thousands)	December 30, 2012				December 25, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Deferred compensation	$52,882	$52,882	$—	$—	$71,354	$71,354	$—	$—
Certain financial liabilities are valued using market prices on the active markets. The deferred compensation liability consists of deferrals under our deferred executive compensation plan, which enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis (see Note 13). The deferred amounts are invested at the executives‘ option in various mutual funds. The fair value of deferred compensation is determined based on the fair value of the investments elected by the executives.
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets – such as goodwill, other intangible assets, which were part of operations that have been classified as discontinued operations (see Note 15), property, plant and equipment and certain investments, – are only recorded at fair value if an impairment charge is recognized. We classified all of these measurements as Level 3, as we used unobservable inputs within the valuation methodologies that were significant to the fair value measurements, and the valuations required management‘s judgment due to the absence of quoted market prices. The following tables present non-financial assets that were measured and recorded at fair value on a non-recurring basis and the total impairment losses recorded during 2012, 2011 and 2010 on those assets.

THE NEW YORK TIMES COMPANY – P. 73

2012

(In thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses
	December 30, 2012	Level 1	Level 2	Level 3	December 30, 2012
Goodwill	$—	$—	$—	$—	$194,732 (1)
Cost method investments	—	—	—	—	5,500

(1)
Impairment losses relate to the About Group and are included within “(Loss)/income from discontinued operations, net of income taxes” for the year ended December 30, 2012. We sold the About Group in September 2012. See Note 15 for additional information.

The impairment charge totaling $194.7 million in the preceding table was related to goodwill at the About Group in the second quarter of 2012, which reduced the carrying value to its fair value. Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the About Group, we performed an interim impairment test as of June 24, 2012.
Our expectations for future operating results and cash flows at the About Group in the long-term were lower than our previous estimates, primarily driven by a reassessment of the sustainability of our estimated long-term growth rate for display advertising. The reduction in our estimated long-term growth rate resulted in the carrying value of the net assets being greater than their fair value, and therefore a write-down of goodwill to its fair value was required. The fair value of the About Group’s goodwill was the residual fair value after allocating the total fair value of the About Group to its other assets, net of liabilities.
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
The impairment charge totaling $5.5 million in the preceding table for the cost method investments in 2012, which was primarily related to our investment in Ongo Inc., was due to events surrounding ceasing the operations of our investments (see Note 7). We determined the fair value of these investments using the market and income approaches. The market approach includes the use of financial metrics and ratios of comparable companies. The income approach includes the use of a discounted cash flow model.
2011

(In thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses
	December 25, 2011	Level 1	Level 2	Level 3	December 25, 2011
Goodwill	$—	$—	$—	$—	$152,093 (1)
Other intangible assets	2,864	—	—	2,864	10,574
Property, plant and equipment, net	—	—	—	—	1,767

(1)
Impairment losses relate to the Regional Media Group and are included within “(Loss)/income from discontinued operations, net of income taxes” for the year ended December 25, 2011. We sold the Regional Media Group in January 2012. See Note 15 for additional information.

The impairment charge totaling $152.1 million in the preceding table was related to goodwill at the Regional Media Group, which reduced the carrying value of goodwill to $0. Due to certain impairment indicators at the Regional Media Group, including lower-than-expected operating results, we performed an interim impairment test of goodwill as of June 26, 2011.
The interim test resulted in an impairment of goodwill mainly from lower projected long-term operating results and cash flows of the Regional Media Group, primarily due to the continued decline in print advertising revenues. These factors resulted in the carrying value of the net assets being greater than their fair value, and therefore a write-down to fair value was required.

P. 74 – THE NEW YORK TIMES COMPANY

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
The fair value of the Regional Media Group’s goodwill was the residual fair value after allocating the total fair value of the Regional Media Group to its other assets, net of liabilities. The total fair value of the Regional Media Group was determined using a combination of a discounted cash flow model (present value of future cash flows) and a market approach model based on comparable businesses. We estimated a flat annual growth rate to arrive at a residual year representing the perpetual cash flows of the Regional Media Group. The residual year cash flow was capitalized to arrive at the terminal value of the Regional Media Group. Utilizing a discount rate of 10.7%, the present value of the cash flows during the projection period and terminal value were aggregated to estimate the fair value of the Regional Media Group. In our 2010 annual impairment test, we assumed a 2.0% annual growth rate and a discount rate of 10.5%. In determining the appropriate discount rate, we considered the weighted-average cost of capital for comparable companies.
The impairment charges for other intangible assets and property were primarily related to Baseline (see Note 5) and ConsumerSearch, Inc., which was part of the About Group (see Note 15). The impairment charge related to Baseline reduced the carrying value of intangible assets to $0 and the property to a nominal value. The fair value of the other intangible assets and property of Baseline was determined by estimating the most likely sale price with a third-party buyer based on market data. We completed the sale of Baseline in October 2011. The impairment charge for ConsumerSearch, Inc. reduced the carrying value of the ConsumerSearch trade name to approximately $3 million. The fair value of the trade name was calculated using a relief-from-royalty method.
2010

(In thousands)	Net Carrying Value as of	Fair Value Measured and Recorded Using			Impairment Losses
	December 26, 2010	Level 1	Level 2	Level 3	December 26, 2010
Property, plant and equipment, net	$4,838	$—	$—	$4,838	$16,148
The impairment charge totaling $16.1 million in the preceding table was related to assets at the Globe’s printing facility in Billerica, Mass. The fair value for these assets was calculated utilizing an offer from a third party to buy equipment from us and a real estate appraisal. Therefore, assets with a carrying value of approximately $20 million were written down to their fair value, resulting in a $16.1 million impairment charge in 2010. We completed the sale of these assets in 2011.
Financial Instruments Disclosed, But Not Reported, at Fair Value
Our short-term investments, which include U.S. Treasury securities and commercial paper, are recorded at amortized cost (see Note 3). As of December 30, 2012 and December 25, 2011, the amortized cost approximated fair value because of the short-term maturity and highly liquid nature of these investments. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $690 million as of December 30, 2012 and $692 million as of December 25, 2011. The fair value of our long-term debt was approximately $840 million as of December 30, 2012 and $800 million as of December 25, 2011. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

THE NEW YORK TIMES COMPANY – P. 75

11. Pension Benefits
We sponsor several single-employer defined benefit pension plans, the majority of which have been frozen; participate in The New York Times Newspaper Guild pension plan, a joint Company and Guild-sponsored plan, which has been frozen; and make contributions to several multiemployer pension plans in connection with collective bargaining agreements. These plans cover the majority of our employees.
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
Net Periodic Pension Cost
The components of net periodic pension cost were as follows:

	December 30, 2012			December 25, 2011			December 26, 2010
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Components of net periodic pension cost
Service cost	$11,903	$1,656	$13,559	$12,079	$1,660	$13,739	$12,045	$1,896	$13,941
Interest cost	96,265	12,807	109,072	99,991	13,293	113,284	102,523	13,602	116,125
Expected return on plan assets	(118,551)	—	(118,551)	(111,813)	—	(111,813)	(113,625)	—	(113,625)
Recognized actuarial loss	34,294	4,648	38,942	25,781	3,214	28,995	16,496	4,103	20,599
Amortization of prior service cost	574	—	574	803	—	803	803	—	803
Effect of settlement	48,729	—	48,729	—	—	—	—	—	—
Effect of sale of Regional Media Group	(5,097)	—	(5,097)	—	—	—	—	—	—
Net periodic pension cost	$68,117	$19,111	$87,228	$26,841	$18,167	$45,008	$18,242	$19,601	$37,843
As part of our strategy to reduce the pension obligations and the resulting volatility of our overall financial condition, in September 2012, we offered certain former employees who participate in The New York Times Companies Pension Plan the option to receive a one-time lump-sum payment equal to the present value of the participant’s pension benefit (payable in cash or rolled over into a qualified retirement plan or IRA) or to commence an immediate monthly annuity.
The actual amount of the settlement was actuarially determined, which resulted in the acceleration of the recognition of the accumulated unrecognized actuarial loss. Therefore, we recorded a non-cash settlement charge of $48.7 million in connection with the lump-sum payments made in the fourth quarter of 2012, which totaled approximately $112 million. These lump-sum payments were made with existing assets of The New York Times Companies Pension Plan.
Pursuant to an amendment to a collective bargaining agreement covering the employees in The New York Times Newspaper Guild, in the fourth quarter of 2012, we amended The New York Times Newspaper Guild pension plan to freeze benefit accruals for participating employees. We adopted a new defined benefit pension plan for these employees, subject to Internal Revenue Service approval. The amendment to The New York Times Newspaper Guild pension plan resulted in a reduction of the projected benefit obligation and underfunded status of the plan by approximately $32 million. This amount is recognized within “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of December 30, 2012.

P. 76 – THE NEW YORK TIMES COMPANY

Pursuant to an amendment to a collective bargaining agreement covering the employees of The Times in the mailers union, we froze such mailers’ benefit accruals under a Company-sponsored pension plan. This resulted in a remeasurement and curtailment of the pension plan in the first quarter of 2012, which reduced the underfunded status of the plan by approximately $3 million. This amount is recognized within “Accumulated other comprehensive loss” in our Consolidated Balance Sheet as of December 30, 2012.
Other changes in plan assets and benefit obligations recognized in other comprehensive income/loss were as follows:

(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Net actuarial loss	$98,468	$255,907	$122,879
Prior service credit	(31,839)	—	—
Amortization of loss	(38,942)	(28,995)	(20,599)
Amortization of prior service cost	(574)	(803)	(803)
Effect of settlement	(48,729)	—	—
Effect of curtailment	—	—	(1,083)
Total recognized in other comprehensive (income)/loss	(21,616)	226,109	100,394
Net periodic pension cost	87,228	45,008	37,843
Total recognized in net periodic benefit cost and other comprehensive loss	$65,612	$271,117	$138,237

The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic pension cost over the next fiscal year is approximately $40 million and $2 million, respectively.
The amount of cost recognized for defined contribution benefit plans was approximately $18 million for 2012 and $23 million for 2011 and 2010. Effective January 1, 2010, we increased our contribution under a defined contribution plan for non-union employees, including among other things, providing an incremental contribution equal to 3% of the employee’s eligible earnings, up to applicable limits under the Internal Revenue Code. This change to the defined contribution plan was made in conjunction with freezing our Company-sponsored qualified pension plan for non-union employees.

THE NEW YORK TIMES COMPANY – P. 77

Benefit Obligation and Plan Assets
The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income/loss were as follows:

	December 30, 2012			December 25, 2011
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Change in benefit obligation
Benefit obligation at beginning of year	$1,986,502	$277,060	$2,263,562	$1,823,625	$253,743	$2,077,368
Service cost	11,903	1,656	13,559	12,079	1,660	13,739
Interest cost	96,265	12,807	109,072	99,991	13,293	113,284
Plan participants’ contributions	32	—	32	34	—	34
Amendments	(31,839)	—	(31,839)	—	—	—
Actuarial loss	164,383	32,906	197,289	140,186	25,621	165,807
Lump-sum settlement paid	(112,404)	—	(112,404)	—	—	—
Effect of sale of Regional Media Group	(13,510)	—	(13,510)	—	—	—
Benefits paid	(89,340)	(21,412)	(110,752)	(89,413)	(17,224)	(106,637)
Effects of change in currency conversion	—	42	42	—	(33)	(33)
Benefit obligation at end of year	2,011,992	303,059	2,315,051	1,986,502	277,060	2,263,562
Change in plan assets
Fair value of plan assets at beginning of year	1,464,729	—	1,464,729	1,381,811	—	1,381,811
Actual return on plan assets	217,371	—	217,371	21,712	—	21,712
Employer contributions	143,748	21,412	165,160	150,585	17,224	167,809
Plan participants’ contributions	32	—	32	34	—	34
Lump-sum settlement paid	(112,404)	—	(112,404)	—	—	—
Benefits paid	(89,340)	(21,412)	(110,752)	(89,413)	(17,224)	(106,637)
Effect of sale of Regional Media Group	(8,413)	—	(8,413)	—	—	—
Fair value of plan assets at end of year	1,615,723	—	1,615,723	1,464,729	—	1,464,729
Net amount recognized	$(396,269)	$(303,059)	$(699,328)	$(521,773)	$(277,060)	$(798,833)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$—	$(19,654)	$(19,654)	$—	$(18,784)	$(18,784)
Noncurrent liabilities	(396,269)	(283,405)	(679,674)	(521,773)	(258,276)	(780,049)
Net amount recognized	$(396,269)	$(303,059)	$(699,328)	$(521,773)	$(277,060)	$(798,833)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$886,754	$127,387	$1,014,141	$904,214	$99,130	$1,003,344
Prior service (credit)/cost	(30,454)	—	(30,454)	1,959	—	1,959
Total	$856,300	$127,387	$983,687	$906,173	$99,130	$1,005,303

P. 78 – THE NEW YORK TIMES COMPANY

The accumulated benefit obligation for all pension plans was $2.31 billion and $2.22 billion as of December 30, 2012 and December 25, 2011, respectively.
Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

(In thousands)	December 30, 2012	December 25, 2011
Projected benefit obligation	$2,315,051	$2,263,562
Accumulated benefit obligation	$2,305,514	$2,223,755
Fair value of plan assets	$1,615,723	$1,464,729
Assumptions
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for qualified pension plans were as follows:

(Percent)	December 30, 2012	December 25, 2011
Discount rate	4.00%	5.05%
Rate of increase in compensation levels	3.00%	3.00%
The rate of increase in compensation levels is applicable only for qualified pension plans that have not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for qualified plans were as follows:

(Percent)	December 30, 2012	December 25, 2011	December 26, 2010
Discount rate	5.05%	5.60%	6.30%
Rate of increase in compensation levels	3.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.25%	8.75%
Weighted-average assumptions used in the actuarial computations to determine benefit obligations for non-qualified plans were as follows:

(Percent)	December 30, 2012	December 25, 2011
Discount rate	3.70%	4.80%
Rate of increase in compensation levels	3.50%	3.50%
The rate of increase in compensation levels is applicable only for the non-qualified pension plans that have not been frozen.
Weighted-average assumptions used in the actuarial computations to determine net periodic pension cost for non-qualified plans were as follows:

(Percent)	December 30, 2012	December 25, 2011	December 26, 2010
Discount rate	4.80%	5.45%	6.00%
Rate of increase in compensation levels	3.50%	3.50%	3.50%
We determined our discount rate using a Ryan ALM, Inc. Curve (the “Ryan Curve”). The Ryan Curve provides the bonds included in the curve and allows adjustments for certain outliers (e.g., bonds on “watch”). We believe the Ryan Curve allows us to calculate an appropriate discount rate.

THE NEW YORK TIMES COMPANY – P. 79

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

P. 80 – THE NEW YORK TIMES COMPANY

The following asset allocation guidelines apply to the Return-Seeking Assets:

Asset Category	Percentage Range
U.S. Equities	55%	-	70%
International Equities	20%	-	30%
Total Equity	75%	-	95%
Fixed Income	0%	-	5%
Fixed Income Alternative Investments	0%	-	5%
Equity Alternative Investments	0%	-	5%
Cash Reserves	0%	-	5%
The weighted-average asset allocations of our Company-sponsored pension plans by asset category for both Long Duration and Return-Seeking Assets, as of December 30, 2012, were as follows:

Asset Category	Percentage
U.S. Equities	36%
International Equities	16%
Total Equity	52%
Fixed Income	43%
Fixed Income Alternative Investments	0%
Equity Alternative Investments	3%
Cash Reserves	2%
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
In November 2012, in connection with ratified amendments to a collective bargaining agreement covering employees in The New York Times Newspaper Guild, we amended the existing defined benefit pension plan to freeze benefit accruals. As a result, it was determined that the investment policy and strategy and asset allocation guidelines of The New York Times Newspaper Guild defined benefit pension plan will follow the same investment policy and strategy and asset allocation guidelines of the Company-sponsored qualified pension plans. We expect the transition to be completed in early 2013.
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

THE NEW YORK TIMES COMPANY – P. 81

Asset Allocation Guidelines
The following asset allocation guidelines apply to the assets of The New York Times Newspaper Guild pension plan:

Asset Category	Percentage Range
U.S. Equities	45%	-	55%
International Equities	5%	-	15%
Total Equity	50%	-	70%
Fixed Income	20%	-	40%
Hedge Fund of Funds	5%	-	15%
Cash Equivalents	Minimal
The specified target allocation of assets and ranges set forth above are maintained and reviewed on a regular basis by the Trustees. If any strategic target allocation is outside the specified target asset allocation range, assets shall be shifted, in a prudent manner and over a reasonable time period, to return the strategy to within the target range. The Trustees have the responsibility for taking the necessary actions to rebalance The New York Times Newspaper Guild pension plan assets within the established targets.
The New York Times Newspaper Guild pension plan’s weighted-average asset allocations by asset category, as of December 30, 2012, were as follows:

Asset Category	Percentage
U.S. Equities	49%
International Equities	9%
Total Equity	58%
Fixed Income	28%
Hedge Fund of Funds	10%
Cash Equivalents	4%

P. 82 – THE NEW YORK TIMES COMPANY

Fair Value of Plan Assets
The fair value of the assets underlying our Company-sponsored qualified pension plans and The New York Times Newspaper Guild pension plan by asset category are as follows:

	Fair Value Measurement at December 30, 2012
(In thousands)	Quoted Prices Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total
Equity Securities:
U.S. Equities	$193,489	$—	$—	$193,489
International Equities	87,273	—	—	87,273
Common/Collective Funds(1)	—	678,449	—	678,449
Fixed Income Securities:
Corporate Bonds	—	383,483	—	383,483
U.S. Treasury and Other Government Securities	—	91,122	—	91,122
Insurance Contracts	—	44,511	—	44,511
Municipal and Provincial Bonds	—	22,192	—	22,192
Government Sponsored Enterprises(2)	—	19,115	—	19,115
Other	—	10,847	—	10,847
Cash and Cash Equivalents	—	16,427	—	16,427
Private Equity	—	—	36,011	36,011
Hedge Fund	—	—	26,370	26,370
Assets at Fair Value	$280,762	$1,266,146	$62,381	$1,609,289
Other Assets				6,434
Total				$1,615,723

(1)
The underlying assets of the common/collective funds are primarily comprised of equity and fixed income securities. The fair value in the above table represents our ownership share of the net asset value of the underlying funds.

(2)	Represents investments that are not backed by the full faith and credit of the United States government.

THE NEW YORK TIMES COMPANY – P. 83

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
For our investments where pricing data may not be readily available, fair values are estimated by using quoted prices for similar assets, in both active and not active markets, and observable inputs, other than quoted prices, such as interest rates and credit risk. We classify these types of investments as Level 2 because we are able to reasonably estimate the fair value through inputs that are observable, either directly or indirectly. There are no restrictions on our ability to sell any of our Level 1 and Level 2 investments.
Level 3 Investments
We have investments in private equity funds as of December 30, 2012 and December 25, 2011 and a hedge fund of funds as of December 30, 2012 that have been determined to be Level 3 investments, within the fair value hierarchy, because the inputs to determine fair value are considered unobservable.
The general valuation methodology used for the private equity and hedge fund of funds is the market approach. The market approach utilizes prices and other relevant information such as similar market transactions, type of security, size of the position, degree of liquidity, restrictions on the disposition, latest round of financing data, current financial position and operating results, among other factors.
The general valuation methodology used for the real estate investment fund is developed by a third-party appraisal. The appraisal is performed in accordance with guidelines set forth by the Appraisal Institute and takes into account projected income and expenses of the property, as well as recent sales of similar properties. There are no restrictions on our ability to sell any of our Level 3 investments.

P. 84 – THE NEW YORK TIMES COMPANY

 As a result of the inherent limitations related to the valuations of the Level 3 investments, due to the unobservable inputs of the underlying funds, the estimated fair value may differ significantly from the values that would have been used had a market for those investments existed.
The reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) as of December 30, 2012 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(In thousands)	Hedge Fund	Private Equity	Total
Balance at beginning of year	$—	$37,393	$37,393
Actual gain/(loss) on plan assets:
Relating to assets still held	1,370	(1,736)	(366)
Related to assets sold during the period	—	—	—
Capital contribution	25,000	3,737	28,737
Sales	—	(3,383)	(3,383)
Balance at end of year	$26,370	$36,011	$62,381
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
Cash Flows
We made contributions of approximately $144 million to certain qualified pension plans in 2012. The majority of these contributions were discretionary. In January 2013, we made a contribution of approximately $57 million to the New York Times Newspaper Guild pension plan, of which $20 million was estimated to be necessary to satisfy minimum funding requirements in 2013. We expect mandatory contributions to other qualified pension plans will increase our total contributions to approximately $71 million for the full year of 2013. We will continue to evaluate whether to make additional discretionary contributions in 2013 to our qualified pension plans based on cash flows, pension asset performance, interest rates and other factors.
The following benefit payments under our pension plans, which reflect expected future services, are expected to be paid:

	Plans
(In thousands)	Qualified	Non- Qualified	Total
2013	$95,673	$19,981	$115,654
2014	96,426	18,779	115,205
2015	99,208	19,243	118,451
2016	101,824	19,787	121,611
2017	104,334	19,961	124,295
2018-2022	561,594	100,281	661,875

THE NEW YORK TIMES COMPANY – P. 85

Multiemployer Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of various collective bargaining agreements that cover our union-represented employees. Over the past three years, certain events, such as amendments to various collective bargaining agreements, resulted in withdrawals from multiemployer pension plans. These actions, along with a reduction in covered employees, have resulted in us estimating withdrawal liabilities to the respective plans for our proportionate share of any unfunded vested benefits. We recorded an estimated charge for pension plan withdrawal obligations of $4.2 million in 2011 and $6.3 million in 2010. There were nominal charges in 2012 for withdrawal obligations related to our multiemployer pension plans. Our multiemployer pension plan withdrawal liability was approximately $109 million as of December 30, 2012 and approximately $100 million as of December 25, 2011. This liability represents the present value of the obligations related to complete and partial withdrawals from certain plans as well as an estimate of future partial withdrawals that we considered probable and reasonably estimable. For the plans that have yet to provide us with a demand letter, the actual liability will not be known until those plans complete a final assessment of the withdrawal liability and issue a demand to us. Therefore, the estimate of our multiemployer pension plan liability will be adjusted as more information becomes available that allows us to refine our estimates.
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
Our participation in significant plans for the fiscal period ended December 30 2012, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The zone status is based on the latest information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded, and plans in the green zone are at least 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Surcharge Imposed” column includes plans in a red zone status that are required to pay a surcharge in excess of regular contributions. The last column lists the expiration date(s) of the collective bargaining agreement(s) to which the plans are subject.

P. 86 – THE NEW YORK TIMES COMPANY

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/Implemented	(In thousands)Contributions of the Company			Surcharge Imposed	Collective Bargaining Agreement Expiration Date
Pension Fund		2012	2011		2012	2011	2010
CWA/ITU Negotiated Pension Plan	13-6212879-001	Red as of 12/31/12	Red as of 12/31/11	Implemented	$646	$776	$862	No	3/30/2016	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	13-6122251-001	Yellow as of 5/31/13	Green as of 5/31/12	Pending	1,101	1,298	1,242	No	3/30/2020	(2)
GCIU-Employer Retirement Benefit Plan	91-6024903-001	Red as of 12/31/12	Red as of 12/31/11	Implemented	114	116	116	No	11/30/2016 & 3/30/2017	(3)
Pressmen’s Publishers’ Pension Fund	13-6121627-001	Green as of 3/31/13	Green as of 3/31/12	No	1,037	1,113	1,132	No	3/30/2017	(2)
New England Teamsters & Trucking Industry Pension	04-6372430-001	Red as of 9/30/12	Red as of 9/30/11	Implemented	58	46	205	No	12/31/2015
Paper-Handlers’-Publishers’ Pension Fund	13-6104795-001	Green as of 3/31/13	Green as of 3/31/12	No	121	153	151	No	3/30/2014	(2)
Contributions for individually significant plans					$3,077	$3,502	$3,708
Contributions to other multiemployer plans					2,445	2,250	2,127
Total Contributions					$5,522	$5,752	$5,835

(1)
There are two collective bargaining agreements requiring contributions to this plan. These agreements cover approximately 210 employees in 2012, down from approximately 220 employees in 2011. Approximately 90% of employees and contributions in 2012 are covered by the renegotiated agreement that previously expired on March 30, 2011.

(2)	Board of Trustees elected funding relief as allowed under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.

(3)
There are two collective bargaining agreements requiring contributions to this plan. These agreements cover approximately 40 employees, with approximately 80% of employees and 60% of contributions being covered by the agreement that expires on March 30, 2017.

The rehabilitation plan for the GCIU-Employer Retirement Benefit Plan includes minimum annual contributions no less than the total annual contribution made by us from September 1, 2008 through August 31, 2009.
The Company was listed in the plans’ respective Forms 5500 as providing more than 5% of the total contributions for the following plans and plan years:

Pension Fund	Year Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of Plan’s Year-End)

CWA/ITU Negotiated Pension Plan	12/31/2011 & 12/31/2010	(1)
Newspaper and Mail Deliverers’-Publishers’ Pension Fund	5/31/2011 & 5/31/2010	(1)
Pressmen’s Publisher’s Pension Fund	3/31/2012, 3/31/2011 & 3/31/2010
Paper-Handlers’-Publishers’ Pension Fund	3/31/2012, 3/31/2011 & 3/31/2010
(1) Form 5500 for the plan year 12/31/12 and 5/31/12 was not available as of the date we filed our financial statements.
12. Other Postretirement Benefits
We provide health benefits to retired employees (and their eligible dependents) who meet the definition of an eligible participant and certain age and service requirements, as outlined in the plan document. While we offer pre-age 65 retiree medical coverage to employees who meet certain retiree medical eligibility requirements, we no longer provide post-age 65 retiree medical benefits for employees who retired on or after March 1, 2009. We also contribute to a postretirement plan under the provisions of a collective bargaining agreement. We accrue the costs of postretirement benefits during the employees’ active years of service and our policy is to pay our portion of insurance premiums and claims from our assets.

THE NEW YORK TIMES COMPANY – P. 87

In January 2012, we sold the Regional Media Group. The sale significantly reduced the expected years of future service for current employees, resulting in a remeasurement and curtailment of a postretirement benefit plan. We recognized a curtailment gain of $27.2 million in the first quarter of 2012, which is included in the gain on the sale within “(Loss)/income from discontinued operations, net of income taxes” in the Consolidated Statement of Operations.
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
The Patient Protection and Affordable Care Act, which was enacted on March 23, 2010, and the Health Care and Education Reconciliation Act of 2010, which was enacted on March 30, 2010, eliminated the tax deductibility of certain retiree health care costs, beginning January 1, 2013, to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D. Because the future anticipated retiree health-care liabilities and related subsidies are already reflected in our financial statements, this legislation required us to reduce the related deferred tax asset recognized in our financial statements. As a result, we recorded a tax charge of $11.4 million in 2010 for the reduction in future tax benefits for retiree health benefits. The impact of this legislation was not material and was included in our 2010 year-end measurement of our postretirement benefits obligation.
The components of net periodic postretirement benefit income were as follows:

(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Service cost	$957	$1,143	$1,076
Interest cost	4,985	6,890	9,340
Recognized actuarial loss	3,328	2,289	3,129
Amortization of prior service credit	(15,112)	(16,593)	(15,602)
Effect of curtailment	(27,213)	—	—
Net periodic postretirement benefit income	$(33,055)	$(6,271)	$(2,057)
The changes in the benefit obligations recognized in other comprehensive loss were as follows:

(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Net actuarial loss/(gain)	$11,562	$13,436	$(16,865)
Prior service credit	—	(35,712)	—
Amortization of loss	(3,328)	(2,289)	(3,129)
Amortization of prior service credit	15,112	16,593	15,602
Recognition of prior service credit due to curtailment	27,213	—	—
Total recognized in other comprehensive loss/(income)	50,559	(7,972)	(4,392)
Net periodic postretirement benefit income	(33,055)	(6,271)	(2,057)
Total recognized in net periodic postretirement benefit income and other comprehensive loss	$17,504	$(14,243)	$(6,449)
The estimated actuarial loss and prior service credit that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is approximately $4 million and $15 million, respectively.
In connection with collective bargaining agreements, we contribute to several multiemployer welfare plans. These plans provide medical benefits to active and retired employees covered under the respective collective bargaining agreement. Contributions are made in accordance with the formula in the relevant agreement. Postretirement costs related to these plans are not reflected above and were approximately $18 million in 2012, $16 million in 2011 and $18 million in 2010.

P. 88 – THE NEW YORK TIMES COMPANY

The changes in the benefit obligation and plan assets and other amounts recognized in other comprehensive income/loss were as follows:

(In thousands)	December 30, 2012	December 25, 2011
Change in benefit obligation
Benefit obligation at beginning of year	$113,803	$142,417
Service cost	957	1,143
Interest cost	4,985	6,890
Plan participants’ contributions	4,383	4,659
Actuarial loss	11,562	13,436
Plan amendments	—	(35,712)
Benefits paid	(15,881)	(20,247)
Medicare subsidies received	957	1,217
Benefit obligation at the end of year	120,766	113,803
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contributions	10,541	14,371
Plan participants’ contributions	4,383	4,659
Benefits paid	(15,881)	(20,247)
Medicare subsidies received	957	1,217
Fair value of plan assets at end of year	—	—
Net amount recognized	$(120,766)	$(113,803)
Amount recognized in the Consolidated Balance Sheets
Current liabilities	$(10,419)	$(9,611)
Noncurrent liabilities	(110,347)	(104,192)
Net amount recognized	$(120,766)	$(113,803)
Amount recognized in accumulated other comprehensive loss
Actuarial loss	$51,348	$43,114
Prior service credit	(94,144)	(136,469)
Total	$(42,796)	$(93,355)
 Weighted-average assumptions used in the actuarial computations to determine the postretirement benefit obligations were as follows:

	December 30, 2012	December 25, 2011
Discount rate	3.49%	4.64%
Estimated increase in compensation level	3.50%	3.50%
Weighted-average assumptions used in the actuarial computations to determine net periodic postretirement cost were as follows:

	December 30, 2012	December 25, 2011	December 26, 2010
Discount rate	4.64%	5.14%	5.92%
Estimated increase in compensation level	3.50%	3.50%	3.50%

THE NEW YORK TIMES COMPANY – P. 89

The assumed health-care cost trend rates were as follows:

	December 30, 2012	December 25, 2011
Health-care cost trend rate assumed next year	8.00%	7.33%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2019
Because our health-care plans are capped for most participants, the assumed health-care cost trend rates do not have a significant effect on the amounts reported for the health-care plans. A one-percentage point change in assumed health-care cost trend rates would have the following effects:

	One-Percentage Point
(In thousands)	Increase	Decrease
Effect on total service and interest cost for 2012	$130	$(121)
Effect on accumulated postretirement benefit obligation as of December 30, 2012	$2,669	$(2,460)
The following benefit payments (net of plan participant contributions) under our Company’s postretirement plans, which reflect expected future services, are expected to be paid:

(In thousands)	Amount
2013	$10,652
2014	10,261
2015	9,779
2016	9,456
2017	9,149
2018-2022	39,388
We accrue the cost of certain benefits provided to former or inactive employees after employment, but before retirement, during the employees’ active years of service. Benefits include life insurance, disability benefits and health-care continuation coverage. The accrued cost of these benefits amounted to $19.9 million as of December 30, 2012 and $20.3 million as of December 25, 2011.
13. Other Liabilities
The components of the “Other Liabilities – Other” balance in our Consolidated Balance Sheets were as follows:

(In thousands)	December 30, 2012	December 25, 2011
Deferred compensation	$52,882	$71,354
Other liabilities	99,536	105,695
Total	$152,418	$177,049
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
We invest deferred compensation in life insurance products designed to closely mirror the performance of the investment funds that the participants select. Our investments in life insurance products are included in “Miscellaneous assets” in our Consolidated Balance Sheets, and were $58.1 million as of December 30, 2012 and $75.4 million as of December 25, 2011.
Other liabilities in the preceding table primarily included our contingent tax liability as of December 30, 2012 and December 25, 2011.

P. 90 – THE NEW YORK TIMES COMPANY

14. Income Taxes
Reconciliations between the effective tax rate on income/(loss) from continuing operations before income taxes and the federal statutory rate are presented below.

	December 30, 2012		December 25, 2011		December 26, 2010
(In thousands)	Amount	% of Pre-tax	Amount	% of Pre-tax	Amount	% of Pre-tax
Tax at federal statutory rate	$92,156	35.0%	$29,129	35.0%	$30,943	35.0%
State and local taxes, net	17,651	6.7	14,833	17.8	15,375	17.4
Effect of enacted changes in tax laws	—	—	(1,520)	(1.8)	11,370	12.9
Reduction in uncertain tax positions	(6,722)	(2.6)	(12,105)	(14.5)	(21,722)	(24.6)
(Gain)/loss on Company-owned life insurance	(2,690)	(1.0)	36	—	(3,319)	(3.8)
Other, net	3,087	1.2	1,559	1.9	670	0.8
Income tax expense	$103,482	39.3	$31,932	38.4	$33,317	37.7
The components of income tax expense as shown in our Consolidated Statements of Operations were as follows:

(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Current tax expense/(benefit)
Federal	$35,429	$(30,185)	$(3,139)
Foreign	1,153	1,110	682
State and local	181	(6,793)	(11,460)
Total current tax expense/(benefit)	36,763	(35,868)	(13,917)
Deferred tax expense
Federal	55,143	20,464	36,055
Foreign	—	37,471	2,137
State and local	11,576	9,865	9,042
Total deferred tax expense	66,719	67,800	47,234
Income tax expense	$103,482	$31,932	$33,317
As of December 30, 2012, we had no federal net operating loss carryforwards.
State tax operating loss carryforwards totaled $10.5 million as of December 30, 2012 and $15.1 million as of December 25, 2011. Such loss carryforwards expire in accordance with provisions of applicable tax laws and have remaining lives generally ranging from 1 to 20 years.

THE NEW YORK TIMES COMPANY – P. 91

The components of the net deferred tax assets and liabilities recognized in our Consolidated Balance Sheets were as follows:

(In thousands)	December 30, 2012	December 25, 2011
Deferred tax assets
Retirement, postemployment and deferred compensation plans	$400,292	$447,156
Accruals for other employee benefits, compensation, insurance and other	36,959	39,572
Accounts receivable allowances	6,111	7,114
Other	84,527	109,946
Gross deferred tax assets	527,889	603,788
Valuation allowance	(42,138)	(39,824)
Net deferred tax assets	$485,751	$563,964
Deferred tax liabilities
Property, plant and equipment	$108,763	$143,308
Intangible assets	—	42,150
Investments in joint ventures	13,430	15,095
Other	4,266	10,073
Gross deferred tax liabilities	126,459	210,626
Net deferred tax asset	$359,292	$353,338
Amounts recognized in the Consolidated Balance Sheets
Deferred tax asset – current	$58,214	$73,055
Deferred tax asset – long-term	301,078	280,283
Net deferred tax asset	$359,292	$353,338
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
We had a valuation allowance totaling $42.1 million as of December 30, 2012 and $39.8 million as of December 25, 2011 for deferred tax assets primarily associated with net operating losses of non-U.S. operations, as we determined these assets were not realizable on a more-likely-than-not basis. The valuation allowance was allocated in proportion to the related current and noncurrent gross deferred tax asset balances.
Income tax benefits related to the exercise or vesting of equity awards reduced current taxes payable by $2.4 million in 2012, $1.6 million in 2011 and $2.1 million in 2010.
As of December 30, 2012 and December 25, 2011, “Accumulated other comprehensive loss, net of income taxes” in our Consolidated Balance Sheets and for the years then ended in our Consolidated Statements of Changes in Stockholders’ Equity was net of deferred tax assets of approximately $377 million and $370 million, respectively.

P. 92 – THE NEW YORK TIMES COMPANY

A reconciliation of unrecognized tax benefits is as follows:

(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
Balance at beginning of year	$47,971	$55,636	$70,578
Gross additions to tax positions taken during the current year	5,241	4,094	2,565
Gross reductions to tax positions taken during the current year	—	—	—
Gross additions to tax positions taken during the prior year	258	460	—
Gross reductions to tax positions taken during the prior year	(922)	(970)	(13,347)
Reductions from settlements with taxing authorities	—	(1,941)	—
Reductions from lapse of applicable statutes of limitations	(7,240)	(9,308)	(4,160)
Balance at end of year	$45,308	$47,971	$55,636
The total amount of unrecognized tax benefits that would, if recognized, affect the effective income tax rate was approximately $30 million as of December 30, 2012 and $31 million as of December 25, 2011.
We also recognize accrued interest expense and penalties related to the unrecognized tax benefits within income tax expense or benefit. The total amount of accrued interest and penalties was approximately $16 million as of December 30, 2012 and December 25, 2011. The total amount of accrued interest and penalties was a net benefit of $0.3 million in 2012, $1.4 million in 2011 and $6.3 million in 2010.
With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2004. Management believes that our accrual for tax liabilities is adequate for all open audit years. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events.
It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of approximately $16 million that would, if recognized, impact the effective tax rate.
15. Discontinued Operations
About Group
On September 24, 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp. for $300.0 million in cash, plus a net working capital adjustment of approximately $17 million. The sale resulted in a pre-tax gain of $96.7 million ($61.9 million after-tax). The net after-tax proceeds from the sale were approximately $291 million.
The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented and certain assets are classified as held for sale for all periods presented as of December 25, 2011.
Regional Media Group
On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. The sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million).
The results of operations for the Regional Media Group, which had previously been included in the News Media Group reportable segment, have been classified as discontinued operations for all periods presented and certain assets and liabilities are classified as held for sale as of December 25, 2011.

THE NEW YORK TIMES COMPANY – P. 93

The results of operations for the About Group and the Regional Media Group presented as discontinued operations are summarized below for 2012.

	Year Ended December 30, 2012
(In thousands)	About Group	Regional Media Group	Total
Revenues	$74,970	$6,115	$81,085
Total operating costs	51,140	8,017	59,157
Impairment of goodwill	194,732	—	194,732
Pre-tax loss	(170,902)	(1,902)	(172,804)
Income tax benefit	(60,065)	(736)	(60,801)
Loss from discontinued operations, net of income taxes	(110,837)	(1,166)	(112,003)
Gain/(loss) on sale, net of income taxes:
Gain/(loss) on sale	96,675	(5,441)	91,234
Income tax expense/(benefit)(1)	34,785	(29,071)	5,714
Gain on sale, net of income taxes	61,890	23,630	85,520
(Loss)/income from discontinued operations, net of income taxes	$(48,947)	$22,464	$(26,483)

(1)	The income tax benefit for the Regional Media Group included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.
Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the About Group, we performed an interim impairment test as of June 24, 2012. The interim impairment test resulted in a $194.7 million non-cash charge in the second quarter of 2012 for the impairment of goodwill at the About Group. The impairment charge reduced the carrying value of goodwill to its fair value. See Note 10 for information regarding the fair value of goodwill and the related impairment charge.
The results of operations for the About Group and the Regional Media Group presented as discontinued operations are summarized below for 2011.

	Year Ended December 25, 2011
(In thousands)	About Group	Regional Media Group	Total
Revenues	$110,826	$259,945	$370,771
Total operating costs	67,475	235,032	302,507
Impairment of assets	3,116	152,093	155,209
Pre-tax income/(loss)	40,235	(127,180)	(86,945)
Income tax expense/(benefit)(1)	15,453	(10,879)	4,574
Income/(loss) from discontinued operations, net of income taxes	$24,782	$(116,301)	$(91,519)

(1)	The income tax benefit for the Regional Media Group was unfavorably impacted because a portion of the goodwill impairment charge was non-deductible.
Due to certain impairment indicators at the Regional Media Group, including lower-than-expected operating results, we performed an interim impairment test of goodwill as of June 26, 2011. The interim test resulted in an impairment of goodwill of $152.1 million mainly from lower projected long-term operating results and cash flows of the Regional Media Group, primarily due to the continued decline in print advertising revenues. These factors resulted in the carrying value of the net assets being greater than their fair value, and therefore a write-down to fair value was required. The impairment charge reduced the carrying value of goodwill at the Regional Media Group to $0. See Note 10 for information regarding the fair value of goodwill and the related impairment charge.

P. 94 – THE NEW YORK TIMES COMPANY

Our 2011 annual impairment test, which was completed in the fourth quarter, resulted in a non-cash impairment charge of $3.1 million relating to the write-down of an intangible asset at ConsumerSearch, Inc., which was part of the About Group. The impairment was driven by lower cost-per-click advertising revenues. The impairment charge reduced the carrying value of the ConsumerSearch trade name to its fair value of approximately $3 million. See Note 10 for information regarding the fair value of the ConsumerSearch trade name and the related impairment charge.
The results of operations for the About Group and the Regional Media Group presented as discontinued operations are summarized below for 2010.

	Year Ended December 26, 2010
(In thousands)	About Group	Regional Media Group	WQXR-FM(1)	Total
Revenues	$136,077	$276,659	$—	$412,736
Total operating costs	74,570	249,354	—	323,924
Pre-tax income	61,507	27,305	—	88,812
Income tax expense	24,416	10,783	—	35,199
Income from discontinued operations, net of income taxes	37,091	16,522	—	53,613
Gain on sale, net of income taxes:
Gain on sale	—	—	16	16
Income tax expense	—	—	3	3
Gain on sale, net of income taxes	—	—	13	13
Income from discontinued operations, net of income taxes	$37,091	$16,522	$13	$53,626

(1)	In October 2009, we completed the sale of WQXR-FM, a New York City classical radio station. In 2010, we recorded post-closing adjustments to the gain on the sale of WQXR-FM.
The assets and liabilities classified as held for sale for the About Group and the Regional Media Group are summarized below.

	December 25, 2011
(In thousands)	About Group	Regional Media Group	Total
Accounts receivable, net	$14,369	$26,550	$40,919
Property, plant and equipment, net	1,763	146,287	148,050
Goodwill	367,276	—	367,276
Other intangible assets acquired, net	17,210	330	17,540
Other assets	11,203	5,014	16,217
Total assets held for sale	411,821	178,181	590,002
Total liabilities(1)	—	19,568	19,568
Net assets	$411,821	$158,613	$570,434

(1)	Included in “Accrued expenses” in our Condensed Consolidated Balance Sheet as of December 25, 2011.

THE NEW YORK TIMES COMPANY – P. 95

16. Earnings/(Loss) Per Share
Basic and diluted earnings/(loss) per share were as follows:

	Years Ended
(In thousands, except per share data)	December 30, 2012	December 25, 2011	December 26, 2010
	(53 weeks)	(52 weeks)	(52 weeks)
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$159,656	$51,850	$54,078
(Loss)/income from discontinued operations, net of income taxes	(26,483)	(91,519)	53,626
Net income/(loss)	$133,173	$(39,669)	$107,704
Average number of common shares outstanding – Basic	148,147	147,190	145,636
Incremental shares for assumed exercise of securities	4,546	4,817	6,964
Average number of common shares outstanding – Diluted	152,693	152,007	152,600
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$1.08	$0.35	$0.37
(Loss)/income from discontinued operations, net of income taxes	(0.18)	(0.62)	0.37
Net income/(loss) – Basic	$0.90	$(0.27)	$0.74
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$1.04	$0.34	$0.35
(Loss)/income from discontinued operations, net of income taxes	(0.17)	(0.60)	0.36
Net income/(loss) – Diluted	$0.87	$(0.26)	$0.71
The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our restricted stock units, stock options and warrants could have the most significant impact on diluted shares.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock (“Common Stock”), because their inclusion would result in an anti-dilutive effect on per share amounts.
The number of stock options that were excluded from the computation of diluted earnings per share because they were anti-dilutive were approximately 15 million in 2012, 20 million in 2011 and 24 million in 2010, respectively.

P. 96 – THE NEW YORK TIMES COMPANY

17. Stock-Based Awards
Under our Company’s 1991 Executive Stock Incentive Plan (the “1991 Incentive Plan”) and our 1991 Executive Cash Bonus Plan (together with the 1991 Incentive Plan, the “1991 Executive Plans”), the Board of Directors was authorized to grant awards to key employees of cash, restricted and unrestricted shares of our Common Stock, retirement units (stock equivalents) or such other awards as the Board of Directors deemed appropriate. Effective April 27, 2010, our 2010 Incentive Compensation Plan (the “2010 Incentive Plan”) was approved by our Company’s stockholders and replaced the 1991 Executive Plans.
Our 2004 Non-Employee Directors’ Stock Incentive Plan (the “2004 Directors’ Plan”) provides for the issuance of up to 500,000 shares of Common Stock in the form of stock options or restricted stock awards. Prior to 2012, under our 2004 Directors’ Plan, each non-employee director of our Company received annual grants of non-qualified stock options with 10-year terms to purchase 4,000 shares of Common Stock from our Company at the average market price of such shares on the date of grant. No such grants were made in 2012. Restricted stock has not been awarded under the 2004 Directors’ Plan for the purpose of stock-based compensation.
We recognize stock-based compensation expense for outstanding stock-settled restricted stock units, stock options, stock appreciation rights, cash-settled restricted stock units, LTIP awards and Common Stock under our ESPP (together, “Stock-Based Awards”). Stock-based compensation expense was $5.0 million in 2012, $8.1 million in 2011 and $7.7 million in 2010.
Stock-based compensation expense is recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. Our Company’s 1991 Incentive Plan, 2010 Incentive Plan and 2004 Directors’ Plan provide that awards generally vest over a stated vesting period or upon the retirement of an employee or director, as the case may be.
Our pool of excess tax benefits (“APIC Pool”) available to absorb tax deficiencies was approximately $21 million as of December 30, 2012.
Stock Options
Our Company’s 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of both incentive and non-qualified stock options at an exercise price equal to the market value of our Common Stock on the date of grant. Stock options have generally been granted with a 3-year vesting period and a 10-year term and vest in equal annual installments.
Our 2004 Directors’ Plan provides for grants of stock options to non-employee Directors at an exercise price equal to the market value of our Common Stock on the date of grant. Prior to 2012, stock options were granted with a 1-year vesting period and a 10-year term. No such grants were made in 2012. Our Company’s Directors are considered employees for purposes of stock-based compensation.
Changes in our Company’s stock options in 2012 were as follows:

	December 30, 2012
(Shares in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value $(000s)
Options outstanding at beginning of year	17,500	$30	4	$6,522
Granted	1,144	8
Exercised	(176)	4
Forfeited/Expired	(4,886)	43
Options outstanding at end of period	13,582	$24	4	$7,124
Options expected to vest at end of period	13,479	$24	4	$7,124
Options exercisable at end of period	11,980	$26	4	$6,314
The total intrinsic value for stock options exercised was $0.9 million in 2012, $0.6 million in 2011 and $1.7 million in 2010.

THE NEW YORK TIMES COMPANY – P. 97

The fair value of the stock options granted was estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life (estimated period of time outstanding) of stock options granted was determined using the average of the vesting period and term. Expected volatility was based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant, and calculated on a monthly basis. The fair value for stock options granted with different vesting periods and on different dates are calculated separately.

	December 30, 2012			December 25, 2011		December 26, 2010
Term (In years)	10	10		10	10	10	10
Vesting (In years)	3	3	(1)	3	1	3	1
Risk-free interest rate	1.39%	0.98%		2.90%	2.25%	3.19%	2.69%
Expected life (In years)	6	6		6	5	6	5
Expected volatility	47.67%	49.35%		43.79%	47.93%	41.60%	45.93%
Expected dividend yield	0%	0%		0%	0%	0%	0%
Weighted-average fair value	$3.35	$3.89		$4.81	$3.78	$4.99	$4.68
(1) Stock options granted to Mark Thompson, our President and Chief Executive Officer, in November 2012 under the terms of his employment agreement.
Restricted Stock Units
Our 1991 Incentive Plan provided, and the 2010 Incentive Plan provides, for grants of other awards, including restricted stock units. Restricted stock units granted in 2012 and 2011 were “stock-settled,” while restricted stock units granted in 2010 were “cash-settled.” For “stock-settled” restricted stock units, each restricted stock unit represents our obligation to deliver to the holder one share of Common Stock upon vesting. For “cash-settled” restricted stock units, each restricted stock unit represents our obligation to deliver to the holder cash, equivalent to the market value of the underlying shares of Common Stock, upon vesting.
In 2012 and 2011, we granted stock-settled restricted stock units with a 3-year vesting period. The fair value of “stock-settled” restricted stock units is the average market price at date of grant. Changes in our Company’s stock-settled restricted stock units in 2012 were as follows:

	December 30, 2012
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested stock-settled restricted stock units at beginning of period	666	$11
Granted	638	7
Vested	(157)	8
Forfeited	(136)	9
Unvested stock-settled restricted stock units at end of period	1,011	$9
Unvested stock-settled restricted stock units expected to vest at end of period	914	$9
The intrinsic value of stock-settled restricted stock units vested was $1.2 million in 2012, $3.3 million in 2011 and $3.3 million in 2010.
In 2010, we granted cash-settled restricted stock units with a 3-year vesting period. The fair value of “cash-settled” restricted stock units is the average market price at date of grant. “Cash-settled” restricted stock units are classified as liability awards because we incur a liability, payable in cash, based on our stock price. The cash-settled restricted stock unit is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the fluctuations in our stock price.

P. 98 – THE NEW YORK TIMES COMPANY

Changes in our cash-settled restricted stock units in 2012 were as follows:

	December 30, 2012
(Shares in thousands)	Restricted Stock Units	Weighted Average Grant-Date Fair Value
Unvested cash-settled restricted stock units at beginning of period	758	$6
Granted	—	—
Vested	(504)	4
Forfeited	(89)	9
Unvested cash-settled restricted stock units at end of period	165	$11
Unvested cash-settled restricted stock units expected to vest at end of period	150	$11
The intrinsic value of cash-settled restricted stock units vested was $3.7 million in 2012, $80,000 in 2011 and $0.3 million in 2010.
LTIP Awards
Our 1991 Executive Plans provided for grants of cash awards to key executives payable at the end of a multi-year performance period. There were payments of approximately $12 million in 2012, $4 million in 2011 and $7 million in 2010.
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
For awards granted for the cycle beginning in 2007 and subsequent periods, the actual payment, if any, does not have a performance measure based on TSR. Therefore, these awards are not considered stock-based compensation.

As of December 30, 2012, unrecognized compensation expense related to the unvested portion of our Stock-Based Awards was approximately $4 million and is expected to be recognized over a weighted-average period of 1.6 years.
We generally issue shares for the exercise of stock options, stock-settled restricted stock units granted since 2011 and shares under our ESPP from unissued reserved shares and issue shares for stock-settled restricted stock units granted prior to 2011 and our Company stock match under a 401(k) plan from treasury shares.

THE NEW YORK TIMES COMPANY – P. 99

Shares of Class A Common Stock reserved for issuance were as follows:

(In thousands)	December 30, 2012	December 25, 2011
Stock options, stock–settled restricted stock units, retirement units and other awards
Outstanding	14,593	18,166
Available	5,300	6,771
Employee Stock Purchase Plan
Available	6,410	6,410
401(k) Company stock match
Available	3,348	3,838
Total Outstanding	14,593	18,166
Total Available	15,058	17,019
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
There were 818,385 shares as of December 30, 2012 and 818,885 shares as of December 25, 2011 of Class B Common Stock available for conversion into shares of Class A Common Stock.
The Adolph Ochs family trust holds approximately 90% of the Class B Common Stock and, as a result, has the ability to elect 70% of the Board of Directors and to direct the outcome of any matter that does not require a vote of the Class A Common Stock.
We can repurchase Class A Common Stock under our stock repurchase program from time to time either in the open market or through private transactions. These repurchases may be suspended from time to time or discontinued. In 2012 and 2011, we did not repurchase any shares of Class A Common Stock pursuant to our stock repurchase program.
We may issue preferred stock in one or more series. The Board of Directors is authorized to set the distinguishing characteristics of each series of preferred stock prior to issuance, including the granting of limited or full voting rights; however, the consideration received must be at least $100 per share. No shares of preferred stock were issued or outstanding as of December 30, 2012.

P. 100 – THE NEW YORK TIMES COMPANY

19. Segment Information
Our Company’s reportable segments had previously consisted of the News Media Group and the About Group. As a result of the About Group sale in 2012, we have one reportable segment. The About Group has been classified as a discontinued operation for all periods presented (see Note 15 for additional information on the sale of the About Group). Therefore, all required segment information can be found in the consolidated financial statements.
We have two operating segments: The New York Times Media Group, which includes The Times, the IHT, NYTimes.com, and related businesses; and the New England Media Group, which includes the Globe, BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette, Telegram.com, and related businesses. The economic characteristics, products, services, production processes, customer types and distribution methods for these operating segments are substantially similar and therefore have been aggregated into one reportable segment. These operating segments generate revenues principally from advertising and circulation. Other revenues primarily consist of revenues from news services/syndication, commercial printing and distribution, rental income, digital archives and direct mail advertising services.
Advertising, circulation and other revenues were as follows:

(In thousands)	December 30, 2012	December 25, 2011	December 26, 2010
	(53 weeks)	(52 weeks)	(52 weeks)
The New York Times Media Group
Advertising	$711,829	$756,148	$780,424
Circulation	795,037	705,163	683,717
Other	88,475	93,263	92,697
Total	$1,595,341	$1,554,574	$1,556,838
New England Media Group
Advertising	$186,249	$198,383	$213,720
Circulation	157,931	157,819	167,360
Other	50,559	41,854	42,809
Total	$394,739	$398,056	$423,889
Total Company
Advertising	$898,078	$954,531	$994,144
Circulation	952,968	862,982	851,077
Other	139,034	135,117	135,506
Total	$1,990,080	$1,952,630	$1,980,727

THE NEW YORK TIMES COMPANY – P. 101

20. Commitments and Contingent Liabilities
Operating Leases
Operating lease commitments are primarily for office space and equipment. Certain office space leases provide for rent adjustments relating to changes in real estate taxes and other operating costs.
Rental expense amounted to approximately $19 million in 2012, $18 million in 2011 and $22 million in 2010. The approximate minimum rental commitments under noncancelable leases, net of subleases, as of December 30, 2012 were as follows:

(In thousands)	Amount
2013	$14,054
2014	12,724
2015	10,434
2016	8,591
2017	4,651
Later years	10,284
Total minimum lease payments	60,738
Less: noncancelable subleases	(12,451)
Total minimum lease payments, net of noncancelable subleases	$48,287
Capital Leases
Future minimum lease payments for all capital leases, and the present value of the minimum lease payments as of December 30, 2012, were as follows:

(In thousands)	Amount
2013	$716
2014	596
2015	599
2016	601
2017	574
Later years	7,797
Total minimum lease payments	10,883
Less: imputed interest	(3,860)
Present value of net minimum lease payments including current maturities	$7,023
Restricted Cash
We were required to maintain $24.3 million of restricted cash as of December 30, 2012 and $27.6 million as of December 25, 2011, subject to certain collateral requirements, primarily for obligations under our workers’ compensation programs. These collateral requirements were previously supported by letters of credit under our revolving credit facility that was replaced in June 2011. Restricted cash is included in “Miscellaneous assets” in our Consolidated Balance Sheets.
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
21. Subsequent Events
In February 2013, we announced that we have retained a strategic adviser in connection with a sale of the New England Media Group and our 49% equity interest in Metro Boston.

P. 102 – THE NEW YORK TIMES COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 30, 2012

(In thousands) Description	Balance at beginning of period	Additions charged to operating costs and other	Deductions(1)	Balance at end of period
Accounts receivable allowances:
Year ended December 30, 2012	$17,275	$12,772	$12,657	$17,390
Year ended December 25, 2011	$28,246	$10,524	$21,495	$17,275
Year ended December 26, 2010	$34,448	$19,467	$25,669	$28,246
Valuation allowance for deferred tax assets:
Year ended December 30, 2012	$39,824	$2,314	$—	$42,138
Year ended December 25, 2011	$—	$39,824	$—	$39,824
Year ended December 26, 2010	$—	$—	$—	$—

(1)	Includes write-offs, net of recoveries.

THE NEW YORK TIMES COMPANY – P. 103

QUARTERLY INFORMATION (UNAUDITED)
Both the About Group and the Regional Media Group’s results of operations have been presented as discontinued operations for all periods presented. See Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding these discontinued operations.

	2012 Quarters
(In thousands, except per share data)	March 25, 2012	June 24, 2012	September 23, 2012	December 30, 2012	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)	(53 weeks)
Revenues	$475,432	$489,802	$449,028	$575,818	$1,990,080
Operating costs	462,812	446,599	440,519	480,461	1,830,391
Pension settlement expense(1)	—	—	—	48,729	48,729
Other expense(2)	—	—	—	2,620	2,620
Operating profit	12,620	43,203	8,509	44,008	108,340
Gain on sale of investments(3)	17,848	37,797	—	164,630	220,275
Impairment of investments(4)	4,900	—	600	—	5,500
(Loss)/income from joint ventures	(29)	1,079	1,027	927	3,004
Interest expense, net	15,452	15,464	15,497	16,402	62,815
Income/(loss) from continuing operations before income taxes	10,087	66,615	(6,561)	193,163	263,304
Income tax expense/(benefit)	1,401	29,102	(2,796)	75,775	103,482
Income/(loss) from continuing operations	8,686	37,513	(3,765)	117,388	159,822
Income/(loss) from discontinued operations, net of income taxes	33,391	(125,689)	6,026	59,789	(26,483)
Net income/(loss)	42,077	(88,176)	2,261	177,177	133,339
Net loss/(income) attributable to the noncontrolling interest	53	27	21	(267)	(166)
Net income/(loss) attributable to The New York Times Company common stockholders	$42,130	$(88,149)	$2,282	$176,910	$133,173
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$8,739	$37,540	$(3,744)	$117,121	$159,656
Income/(loss) from discontinued operations, net of income taxes	33,391	(125,689)	6,026	59,789	(26,483)
Net income/(loss)	$42,130	$(88,149)	$2,282	$176,910	$133,173
Average number of common shares outstanding:
Basic	147,867	148,005	148,254	148,461	148,147
Diluted	151,468	149,799	148,254	154,685	152,693
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.06	$0.25	$(0.02)	$0.79	$1.08
Income/(loss) from discontinued operations, net of income taxes	0.22	(0.85)	0.04	0.40	(0.18)
Net income/(loss)	$0.28	$(0.60)	$0.02	$1.19	$0.90
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.06	$0.25	$(0.02)	$0.76	$1.04
Income/(loss) from discontinued operations, net of income taxes	0.22	(0.84)	0.04	0.38	(0.17)
Net income/(loss)	$0.28	$(0.59)	$0.02	$1.14	$0.87

(1)
In the fourth quarter of 2012, we recorded a $48.7 million non-cash pension settlement charge in connection with the immediate pension benefit offer to certain former employees who participate in The New York Times Companies Pension Plan.

(2)	In the fourth quarter of 2012, we recorded a $2.6 million charge in connection with a legal settlement.

(3)
In the first quarter of 2012, we recorded a $17.8 million gain on the sale of 100 of our units in Fenway Sports Group. In the second quarter of 2012, we recorded a $37.8 million gain on the sale of our remaining 210 units in Fenway Sports Group. In the fourth quarter of 2012, we recorded a $164.6 million gain on the sale of our ownership interest in Indeed.com.

(4)	In the first and third quarters of 2012, we recorded a $4.9 million and $0.6 million non-cash charge, respectively, for the impairment of certain investments.

P. 104 – THE NEW YORK TIMES COMPANY

	2011 Quarters
(In thousands, except per share data)	March 27, 2011	June 26, 2011	September 25, 2011	December 25, 2011	Full Year
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)	(52 weeks)
Revenues	$469,522	$484,144	$451,569	$547,395	$1,952,630
Operating costs	457,750	450,674	430,520	452,081	1,791,025
Impairment of assets(1)	—	9,225	—	—	9,225
Pension withdrawal expense(2)	—	4,228	—	—	4,228
Other expense(3)	—	—	—	4,500	4,500
Operating profit	11,772	20,017	21,049	90,814	143,652
Gain on sale of investment(4)	5,898	—	65,273	—	71,171
(Loss)/income from joint ventures	(5,749)	2,791	(1,068)	4,054	28
Premium on debt redemption(5)	—	—	46,381	—	46,381
Interest expense, net	24,591	25,152	20,039	15,461	85,243
(Loss)/income from continuing operations before income taxes	(12,670)	(2,344)	18,834	79,407	83,227
Income tax (benefit)/expense	(6,029)	(2,902)	12,440	28,423	31,932
(Loss)/income from continuing operations	(6,641)	558	6,394	50,984	51,295
Income/(loss) from discontinued operations, net of income taxes	11,867	(120,381)	9,074	7,921	(91,519)
Net income/(loss)	5,226	(119,823)	15,468	58,905	(40,224)
Net loss attributable to the noncontrolling interest	193	105	217	40	555
Net income/(loss) attributable to The New York Times Company common stockholders	$5,419	$(119,718)	$15,685	$58,945	$(39,669)
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(6,448)	$663	$6,611	$51,024	$51,850
Income/(loss) from discontinued operations, net of income taxes	11,867	(120,381)	9,074	7,921	(91,519)
Net income/(loss)	$5,419	$(119,718)	$15,685	$58,945	$(39,669)
Average number of common shares outstanding:
Basic	146,777	147,176	147,355	147,451	147,190
Diluted	146,777	151,802	151,293	149,887	152,007
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.04)	$0.01	$0.05	$0.35	$0.35
Income/(loss) from discontinued operations, net of income taxes	0.08	(0.82)	0.06	0.05	(0.62)
Net income/(loss)	$0.04	$(0.81)	$0.11	$0.40	$(0.27)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.04)	$—	$0.04	$0.34	$0.34
Income/(loss) from discontinued operations, net of income taxes	0.08	(0.79)	0.06	0.05	(0.60)
Net income/(loss)	$0.04	$(0.79)	$0.10	$0.39	$(0.26)

(1)	In the second quarter of 2011, we recorded a $9.2 million charge for the impairment of assets related to certain assets held for sale primarily of Baseline.

(2)	In the second quarter of 2011, we recorded a $4.2 million estimated charge for our pension withdrawal obligation under a multiemployer pension plan at the Globe.

(3)	In the fourth quarter of 2011, we recorded a $4.5 million charge for a retirement and consulting agreement in connection with the retirement of our former chief executive officer.

(4)
In the first quarter of 2011, we recorded a $5.9 million gain from the sale of a portion of our interest in Indeed.com. In the third quarter of 2011, we recorded a $65.3 million gain from the sale of 390 units in Fenway Sports Group.

(5)	In the third quarter of 2011, we recorded a $46.4 million charge in connection with the prepayment of all $250.0 million aggregate principal amount of the 14.053% Notes.

THE NEW YORK TIMES COMPANY – P. 105

Earnings/(loss) per share amounts for the quarters do not necessarily equal the respective year-end amounts for earnings or loss per share due to the weighted-average number of shares outstanding used in the computations for the respective periods. Earnings/(loss) per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding.
One of our largest sources of revenue is advertising. Our business has historically experienced higher advertising volume in the fourth quarter than the remaining quarters because of holiday advertising.

P. 106 – THE NEW YORK TIMES COMPANY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 30, 2012. Based upon such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting during the quarter ended December 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.

THE NEW YORK TIMES COMPANY – P. 107

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
In addition to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, the information required by this item is incorporated by reference to the sections titled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal Number 1 – Election of Directors,” “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance,” beginning with the section titled “Independent Directors,” but only up to and including the section titled “Audit Committee Financial Experts,” and “Board Committees” of our Proxy Statement for the 2013 Annual Meeting of Stockholders.
The Board has adopted a code of ethics that applies not only to the chief executive officer and senior financial officers, as required by the SEC, but also to our Chairman and Vice Chairman. The current version of such code of ethics can be found on the Corporate Governance section of our Web site, http://www.nytco.com.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the sections titled “Compensation Committee,” “Directors’ Compensation,” “Directors’ and Officers’ Liability Insurance” and “Compensation of Executive Officers” of our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the sections titled “Principal Holders of Common Stock,” “Security Ownership of Management and Directors” and “The 1997 Trust” of our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the sections titled “Interests of Related Persons in Certain Transactions of the Company,” “Board of Directors and Corporate Governance – Independent Directors,” “Board of Directors and Corporate Governance – Board Committees” and “Board of Directors and Corporate Governance – Policy on Transactions with Related Persons” of our Proxy Statement for the 2013 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the section titled “Proposal Number 3 – Selection of Auditors,” beginning with the section titled “Audit Committee’s Pre-Approval Policies and Procedures,” but only up to and not including the section titled “Recommendation and Vote Required” of our Proxy Statement for the 2013 Annual Meeting of Stockholders.

P. 108 – THE NEW YORK TIMES COMPANY

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

Page
Consolidated Schedule for the Three Years Ended December 30, 2012
II – Valuation and Qualifying Accounts	103
Separate financial statements and supplemental schedules of associated companies accounted for by the equity method are omitted in accordance with the provisions of Rule 3-09 of Regulation S-X.
(3) Exhibits
An exhibit index has been filed as part of this Annual Report on Form 10-K and is incorporated herein by reference.

THE NEW YORK TIMES COMPANY – P. 109

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2013

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

Signature	Title	Date
/s/ Arthur Sulzberger, Jr.	Chairman and Director	February 28, 2013
/s/ Mark Thompson	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2013
/s/ Michael Golden	Vice Chairman and Director	February 28, 2013
/s/ James M. Follo	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013
/s/ R. Anthony Benten	Senior Vice President, Finance and Corporate Controller (Principal Accounting Officer)	February 28, 2013
/s/ Raul E. Cesan	Director	February 28, 2013
/s/ Robert E. Denham	Director	February 28, 2013
/s/ Steven B. Green	Director	February 28, 2013
/s/ Carolyn D. Greenspon	Director	February 28, 2013
/s/ Joichi Ito	Director	February 28, 2013
/s/ James A. Kohlberg	Director	February 28, 2013
/s/ David E. Liddle	Director	February 28, 2013
/s/ Ellen R. Marram	Director	February 28, 2013
/s/ Brian P. McAndrews	Director	February 28, 2013
/s/ Thomas Middelhoff	Director	February 28, 2013
/s/ Doreen A. Toben	Director	February 28, 2013

P. 110 – THE NEW YORK TIMES COMPANY

INDEX TO EXHIBITS
Exhibit numbers 10.16 through 10.33 are management contracts or compensatory plans or arrangements.

Exhibit Number	Description of Exhibit
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

(2.2)
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

THE NEW YORK TIMES COMPANY – P. 111

Exhibit Number	Description of Exhibit
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

(10.16)	The Company’s 2010 Incentive Compensation Plan (filed as an exhibit to the Company’s Form 8-K dated April 28, 2010, and incorporated by reference herein).
(10.17)
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

(10.20)
Amendment to the Company’s Supplemental Executive Retirement Plan, amended effective April 27, 2010 (filed as an Exhibit to the Company’s Form 10-Q dated August 5, 2010, and incorporated by reference herein).

(10.21)
The Company’s Deferred Executive Compensation Plan, as amended and restated effective January 1, 2012 (filed as an Exhibit to the Company's Form 10-K dated February 23, 2012, and incorporated by reference herein).

(10.22)
The Company’s Non-Employee Directors’ Stock Option Plan, as amended through September 21, 2000 (filed as an Exhibit to the Company’s Form 10-Q dated November 8, 2000, and incorporated by reference herein).

(10.23)	The Company’s 2004 Non-Employee Directors’ Stock Incentive Plan, effective April 13, 2004 (filed as an Exhibit to the Company’s Form 10-Q dated May 5, 2004, and incorporated by reference herein).
(10.24)	The Company’s Non-Employee Directors Deferral Plan, as amended through October 11, 2007 (filed as an Exhibit to the Company’s Form 8-K dated October 12, 2007, and incorporated by reference herein).
(10.25)	The Company’s Savings Restoration Plan, effective as of January 1, 2010 (filed as an Exhibit to the Company’s Form 8-K dated November 12, 2009, and incorporated by reference herein).
(10.26)	Amendment No. 1 to the Company’s Savings Restoration Plan, amended effective March 28, 2011 (filed as an Exhibit to the Company's Form 10-Q dated May 5, 2011, and incorporated by reference herein).
(10.27)	The Company’s Supplemental Executive Savings Plan, effective as of January 1, 2010 (filed as an Exhibit to the Company’s Form 8-K dated November 12, 2009, and incorporated by reference herein).
(10.28)
Amendment to the Company’s Supplemental Executive Savings Plan, amended effective April 27, 2010 (filed as an Exhibit to the Company’s Form 10-Q dated August 5, 2010, and incorporated by reference herein).

P. 112 – THE NEW YORK TIMES COMPANY

Exhibit Number	Description of Exhibit
(10.29)
Amendment No. 2 to the Company’s Supplemental Executive Savings Plan, amended effective March 28, 2011 (filed as an Exhibit to the Company's Form 10-Q dated May 5, 2011, and incorporated by reference herein).

(10.30)
The New York Times Companies Supplemental Retirement and Investment Plan, amended and restated effective January 1, 2011 (filed as an Exhibit to the Company’s Form 10-Q dated November 3, 2011, and incorporated by reference herein).

(10.31)
Stock Appreciation Rights Agreement, dated as of September 17, 2009, between the Company and Arthur Sulzberger, Jr. (filed as an Exhibit to the Company’s Form 8-K dated September 18, 2009, and incorporated by reference herein).

(10.32)	Letter Agreement, dated as of August 14, 2012, between the Company and Mark Thompson (filed as an Exhibit to the Company’s Form 8-K dated August 17, 2012, and incorporated by reference herein).
(10.33)
Form of Separation Agreement and General Release, between the Company and Scott Heekin-Canedy (filed as an Exhibit to the Company’s Form 8-K dated November 6, 2012, and incorporated by reference herein).

(12)	Ratio of Earnings to Fixed Charges.
(21)	Subsidiaries of the Company.
(23.1)	Consent of Ernst & Young LLP.
(24)	Power of Attorney (included as part of signature page).
(31.1)	Rule 13a-14(a)/15d-14(a) Certification.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification.
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase.

THE NEW YORK TIMES COMPANY – P. 113