Form 10-Q
period 2013-03-31
NEW YORK TIMES CO
filed 2013-05-09
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of May 3, 2013 (exclusive of treasury shares):

Class A Common Stock	148,059,528	shares
Class B Common Stock	818,061	shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2013	December 30, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$308,014	$820,489
Short-term marketable securities	366,805	134,820
Accounts receivable (net of allowances of $16,117 in 2013 and $17,390 in 2012)	190,813	237,932
Inventories:
Newsprint and magazine paper	9,235	8,038
Other inventory	2,213	2,376
Total inventories	11,448	10,414
Deferred income taxes	58,214	58,214
Other current assets	56,038	46,539
Total current assets	991,332	1,308,408
Other assets
Long-term marketable securities	190,841	4,444
Investments in joint ventures	40,169	42,702
Property, plant and equipment (less accumulated depreciation and amortization of $963,033 in 2013 and $941,728 in 2012)	842,383	860,385
Goodwill (less accumulated impairment losses of $805,218 in 2013 and 2012)	120,275	122,691
Deferred income taxes	300,364	301,078
Miscellaneous assets	165,613	166,627
Total assets	$2,650,977	$2,806,335
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	March 31, 2013	December 30, 2012
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$88,513	$96,962
Accrued payroll and other related liabilities	60,959	95,180
Unexpired subscriptions	69,114	66,850
Accrued expenses and other	119,405	124,653
Accrued income taxes	—	38,932
Total current liabilities	337,991	422,577
Other liabilities
Long-term debt and capital lease obligations	698,071	696,914
Pension benefits obligation	714,505	788,268
Postretirement benefits obligation	109,500	110,347
Other	144,576	152,418
Total other liabilities	1,666,652	1,747,947
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2013 – 150,446,997; 2012 – 150,270,975 (including treasury shares: 2013 – 2,399,737; 2012 – 2,483,537)	15,045	15,027
Class B – convertible – authorized and issued shares: 2013 – 818,385; 2012 – 818,385 (including treasury shares: 2013 – none; 2012 – none)	82	82
Additional paid-in capital	27,656	25,610
Retained earnings	1,222,936	1,219,798
Common stock held in treasury, at cost	(93,506)	(96,278)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	9,858	11,327
Unrealized loss on available-for-sale security	(1,242)	(431)
Funded status of benefit plans	(537,557)	(542,635)
Total accumulated other comprehensive loss, net of income taxes	(528,941)	(531,739)
Total New York Times Company stockholders’ equity	643,272	632,500
Noncontrolling interest	3,062	3,311
Total stockholders’ equity	646,334	635,811
Total liabilities and stockholders’ equity	$2,650,977	$2,806,335
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended
	March 31, 2013	March 25, 2012
	(13 weeks)
Revenues
Circulation	$241,789	$226,994
Advertising	191,167	215,234
Other	32,977	33,204
Total revenues	465,933	475,432
Operating costs
Production costs:
Raw materials	30,093	33,363
Wages and benefits	109,737	109,261
Other	57,044	60,711
Total production costs	196,874	203,335
Selling, general and administrative costs	224,389	229,361
Depreciation and amortization	21,800	30,116
Total operating costs	443,063	462,812
Operating profit	22,870	12,620
Gain on sale of investment	—	17,848
Impairment of investments	—	4,900
Loss from joint ventures	2,940	29
Interest expense, net	14,074	15,452
Income from continuing operations before income taxes	5,856	10,087
Income tax expense	2,967	1,401
Income from continuing operations	2,889	8,686
Income from discontinued operations, net of income taxes	—	33,391
Net income	2,889	42,077
Net loss attributable to the noncontrolling interest	249	53
Net income attributable to The New York Times Company common stockholders	$3,138	$42,130
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$3,138	$8,739
Income from discontinued operations, net of income taxes	—	33,391
Net income	$3,138	$42,130
Average number of common shares outstanding:
Basic	148,710	147,867
Diluted	155,270	151,468
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.02	$0.06
Income from discontinued operations, net of income taxes	—	0.22
Net income	$0.02	$0.28
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.02	$0.06
Income from discontinued operations, net of income taxes	—	0.22
Net income	$0.02	$0.28
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2013	March 25, 2012
	(13 weeks)
Net income	$2,889	$42,077
Other comprehensive income, before tax:
Foreign currency translation adjustments	(2,477)	2,313
Unrealized derivative gain on cash-flow hedge of equity method investment	—	1,143
Unrealized (loss)/gain on available-for-sale security	(1,374)	7,014
Pension and postretirement benefits obligation	8,546	(10,207)
Other comprehensive income, before tax	4,695	263
Income tax expense/(benefit)	1,897	(135)
Other comprehensive income, net of tax	2,798	398
Comprehensive income	5,687	42,475
Comprehensive loss attributable to the noncontrolling interest	249	53
Comprehensive income attributable to The New York Times Company common stockholders	$5,936	$42,528
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Quarters Ended
	March 31, 2013	March 25, 2012
	(13 weeks)
Cash flows from operating activities
Net income	$2,889	$42,077
Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investment	—	(17,848)
Impairment of investments	—	4,900
Gain on sale of Regional Media Group	—	(2,309)
Depreciation and amortization	21,800	32,628
Stock-based compensation expense	2,658	3,429
Return on equity method investments	2,940	3,417
Long-term retirement benefit obligations	(65,923)	(8,712)
Other–net	3,771	1,793
Changes in operating assets and liabilities–net of dispositions:
Accounts receivable–net	47,119	33,844
Inventories	(1,034)	(2,567)
Other current assets	(370)	(2,684)
Accounts payable and other liabilities	(103,671)	(102,540)
Unexpired subscriptions	2,264	4,965
Net cash used in operating activities	(87,557)	(9,607)
Cash flows from investing activities
Purchases of marketable securities	(487,282)	(204,881)
Maturities of marketable securities	64,924	84,849
Capital expenditures	(4,554)	(9,357)
Change in restricted cash	2,000	287
(Purchase of)/proceeds from investments–net	(75)	29,850
Proceeds from sale of Regional Media Group	—	140,044
Net cash (used in)/provided by investing activities	(424,987)	40,792
Cash flows from financing activities
Long-term obligations:
Repayments of capital leases	(178)	(138)
Capital shares:
Issuances from stock option exercises	535	87
Net cash provided by/(used in) financing activities	357	(51)
(Decrease)/increase in cash and cash equivalents	(512,187)	31,134
Effect of exchange rate changes on cash and cash equivalents	(288)	183
Cash and cash equivalents at the beginning of the year	820,489	175,151
Cash and cash equivalents at the end of the quarter	$308,014	$206,468
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of March 31, 2013, and December 30, 2012, and the results of operations and cash flows of the Company for the periods ended March 31, 2013, and March 25, 2012. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 30, 2012. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the first-quarter periods.

For comparability, certain prior-year amounts have been reclassified to conform with the 2013 Condensed Consolidated Balance Sheet presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of March 31, 2013, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 30, 2012, have not changed. In the first quarter of 2013, we added a significant accounting policy related to our investments in marketable securities.

Marketable securities

We have investments in marketable debt and equity securities. We determine the appropriate classification of our investments at the date of purchase and reevaluate the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term. We have the intent and ability to hold our marketable debt securities until maturity; therefore they are accounted for as held-to-maturity and stated at amortized cost. Our marketable equity security is accounted for as available-for-sale and stated at fair value. Changes in the fair value of our available-for-sale security are recognized as unrealized gains or losses, net of taxes, as a component of accumulated other comprehensive income/(loss).

Recently adopted accounting pronouncements

At the beginning of our 2013 fiscal year, we adopted new guidance for the presentation of amounts reclassified from accumulated other comprehensive income/(loss). The guidance specifically required, either on the face of the financial statements or in the notes, presentation of significant amounts reclassified from accumulated other comprehensive income/(loss) by component for the respective line items of net income. We adopted the new guidance and present the reclassifications in the notes to the financial statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 3. MARKETABLE SECURITIES

Our marketable debt and equity securities consisted of the following:

(In thousands)	March 31, 2013	December 30, 2012
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$209,320	$124,831
Corporate debt securities	62,634	—
U.S. agency securities	55,461	—
Municipal securities	23,094	—
Commercial paper	9,735	9,989
Certificates of deposit	6,561	—
Total short-term marketable securities	$366,805	$134,820
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$111,473	$—
U.S. agency securities	56,998	—
Municipal securities	19,301	—
Total	187,772	—
Marketable equity security
Available-for-sale security	3,069	4,444
Total long-term marketable securities	$190,841	$4,444

Marketable debt securities

As of March 31, 2013, our marketable debt securities had remaining maturities of about 1 month to 34 months.

Marketable equity security

Our investment in the common stock of Brightcove, Inc. is accounted for as available-for-sale and stated at fair value. Changes in the fair value of our available-for-sale security are recognized as unrealized gains or losses within “Long-term marketable securities” and “Accumulated other comprehensive loss, net of income taxes” in our Condensed Consolidated Balance Sheets and “Unrealized (loss)/gain on available-for-sale security” in our Condensed Consolidated Statements of Comprehensive Income. During the quarter ended March 31, 2013, we recognized an unrealized loss of $1.4 million ($0.8 million after-tax).

See Note 8 for additional information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 4. GOODWILL

The following table displays the carrying amount of goodwill as of March 31, 2013, and December 30, 2012:

(In thousands)	Total Company
Balance as of December 30, 2012:
Goodwill	$927,909
Accumulated impairment losses	(805,218)
Balance as of December 30, 2012	122,691
Foreign currency translation	(2,416)
Balance as of March 31, 2013:
Goodwill	925,493
Accumulated impairment losses	(805,218)
Balance as of March 31, 2013	$120,275

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune (the “IHT”).
NOTE 5. INVESTMENTS

Equity Method Investments

As of March 31, 2013, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC	49%
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%

In the first quarter of 2013, we recorded a nominal charge for the impairment of our investment in quadrantONE LLC as a result of its February 2013 announcement, of the wind down of its operations.

Cost Method Investments
Gain on Sale of Investment

In February 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million (pre-tax gain of $17.8 million). Effective with the February 2012 sale, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method in the first quarter of 2012. Therefore, starting in February 2012, we no longer recognized our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Condensed Consolidated Statements of Operations.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 6. DEBT OBLIGATIONS
As of March 31, 2013, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	March 31, 2013	December 30, 2012
Senior notes due 2015	5.0%	$244,031	$244,022
Senior notes due 2016	6.625%	221,715	221,523
Option to repurchase ownership interest in headquarters building in 2019		225,473	224,510
Total debt		691,219	690,055
Short-term capital lease obligations(1)		140	164
Long-term capital lease obligations		6,852	6,859
Total capital lease obligations		6,992	7,023
Total debt and capital lease obligations		$698,211	$697,078
(1) Included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.
See Note 8 for information regarding the fair value of our long-term debt.
Interest Expense, Net
“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 31, 2013	March 25, 2012
Cash interest expense	$13,253	$14,362
Non-cash amortization of discount on debt	1,164	1,159
Capitalized interest	—	(7)
Interest income	(343)	(62)
Total interest expense, net	$14,074	$15,452

NOTE 7. OTHER

Severance Costs

We recognized severance costs of $5.0 million in the first quarter of 2013, and $5.3 million in the first quarter of 2012. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations. As of March 31, 2013, we had a severance liability of approximately $15 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.

Accelerated Depreciation

In the first quarter of 2012, we recorded a $6.7 million charge for accelerated depreciation for certain assets at the Worcester Telegram & Gazette’s (the “T&G”) facility in Millbury, Mass., associated with the consolidation of most of the T&G’s printing into The Boston Globe’s (the “Globe”) facility in Boston, which was completed early in the second quarter of 2012.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, and December 30, 2012:

(In thousands)	March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$3,069	$3,069	$—	$—
Liabilities
Deferred compensation	$45,577	$45,577	$—	$—

(In thousands)	December 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$4,444	$4,444	$—	$—
Liabilities
Deferred compensation	$52,882	$52,882	$—	$—
The available-for-sale security, included in “Long-term marketable securities” in our Condensed Consolidated Balance Sheets, consists of our investment in the common stock of Brightcove, Inc. (see Note 3). The fair value is based on quoted prices in active markets for identical assets.
The deferred compensation liability, included in “Other liabilities – other” in our Condensed Consolidated Balance Sheets, consists of deferrals under our deferred executive compensation plan, which enables certain eligible executives to elect to defer a portion of their compensation on a pre-tax basis. The deferred amounts are invested at the executives’ option in various mutual funds. The fair value of deferred compensation is based on the mutual fund investments elected by the executives, which are based on quoted prices in active markets for identical assets.
Financial Instruments Disclosed, But Not Recorded, at Fair Value
Our marketable debt securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of March 31, 2013 and December 30, 2012, the amortized cost approximated fair value. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $691 million as of March 31, 2013 and $690 million as of December 30, 2012. The fair value of our long-term debt was approximately $843 million as of March 31, 2013 and $840 million as of December 30, 2012. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension

We sponsor several single-employer defined benefit pensions, the majority of which have been frozen; and participate in joint Company and Guild-sponsored plans covering employees of The New York Times Newspaper Guild, including The New York Times Newspaper Guild pension plan, which was frozen, and a new defined benefit pension plan, subject to the approval of the Internal Revenue Service. The components of net periodic pension (income)/cost were as follows:

	For the Quarters Ended
	March 31, 2013			March 25, 2012
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,323	$256	$2,579	$3,007	$377	$3,384
Interest cost	19,756	2,679	22,435	24,187	3,165	27,352
Expected return on plan assets	(31,063)	—	(31,063)	(29,577)	—	(29,577)
Amortization of prior service (credit)/cost	(486)	—	(486)	201	—	201
Recognized actuarial loss	8,701	1,340	10,041	7,466	1,162	8,628
Net periodic pension (income)/cost	$(769)	$4,275	$3,506	$5,284	$4,704	$9,988

In the first quarter of 2013, we made pension contributions of approximately $61 million to certain qualified pension plans. Approximately $60 million of our first-quarter 2013 contribution was made to The New York Times Newspaper Guild pension plan, of which $23 million was estimated to be necessary to satisfy minimum funding requirements in 2013. Including the first-quarter contributions, we expect to make total contributions of approximately $75 million in 2013 to our qualified pension plans.

Other Postretirement Benefits

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2013	March 25, 2012
Service cost	$285	$239
Interest cost	1,009	1,246
Amortization of prior service credit	(3,693)	(3,778)
Recognized actuarial loss	1,022	832
Curtailment gain	—	(27,213)
Net periodic postretirement benefit income	$(1,377)	$(28,674)

In the first quarter of 2012, we sold the Regional Media Group (see Note 11). The sale significantly reduced the expected years of future service for current employees, resulting in a remeasurement and curtailment of a postretirement benefit plan. We recognized a curtailment gain of $27.2 million in the first quarter of 2012. The curtailment gain is included in the gain on the sale within “Income from discontinued operations, net of income taxes” in the Condensed Consolidated Statements of Operations.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 10. INCOME TAXES

We had an income tax expense of $3.0 million (effective tax rate of 50.7%) in the first quarter of 2013 primarily impacted by net increases in our reserve for uncertain tax positions.

We had an income tax expense of $1.4 million (effective tax rate of 13.9%) in the first quarter of 2012 primarily impacted by an adjustment to reduce our reserve for uncertain tax positions.

NOTE 11. DISCONTINUED OPERATIONS

About Group

On September 24, 2012, we completed the sale of the About Group, consisting of About.com, ConsumerSearch.com, CalorieCount.com and related businesses, to IAC/InterActiveCorp for $300.0 million in cash, plus a net working capital adjustment of approximately $17 million. In 2012, the sale resulted in a pre-tax gain of $96.7 million ($61.9 million after-tax).

The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented in 2012.

Regional Media Group

On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. In 2012, the sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million).

The results of operations for the Regional Media Group, which had previously been included in the News Media Group reportable segment, have been classified as discontinued operations for all periods presented in 2012.

The 2012 results of operations for the About Group and the Regional Media Group presented as discontinued operations are summarized below.

	For the Quarter Ended
	March 25, 2012
(In thousands)	About Group	Regional Media Group	Total
Revenues	$23,944	$6,115	$30,059
Total operating costs	16,948	8,017	24,965
Pre-tax income/(loss)	6,996	(1,902)	5,094
Income tax expense/(benefit)	2,675	(736)	1,939
Income/(loss) from discontinued operations, net of income taxes	4,321	(1,166)	3,155
Gain on sale, net of income taxes:
Gain on sale	—	2,309	2,309
Income tax benefit(1)	—	(27,927)	(27,927)
Gain on sale, net of income taxes	—	30,236	30,236
Income from discontinued operations, net of income taxes	$4,321	$29,070	$33,391

(1)	The income tax benefit for the Regional Media Group included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 12. EARNINGS PER SHARE
Basic and diluted earnings per share have been computed as follows:

	For the Quarters Ended
(In thousands, except per share data)	March 31, 2013	March 25, 2012
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$3,138	$8,739
Income from discontinued operations, net of income taxes	—	33,391
Net income	$3,138	$42,130
Average number of common shares outstanding–Basic	148,710	147,867
Incremental shares for assumed exercise of securities	6,560	3,601
Average number of common shares outstanding–Diluted	155,270	151,468
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.02	$0.06
Income from discontinued operations, net of income taxes	—	0.22
Net income–Basic	$0.02	$0.28
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.02	$0.06
Income from discontinued operations, net of income taxes	—	0.22
Net income–Diluted	$0.02	$0.28
The difference between basic and diluted shares is that diluted shares include the dilutive effect of the assumed exercise of outstanding securities. Our warrants, restricted stock units and stock options could have the most significant impact on diluted shares.
Securities that could potentially be dilutive are excluded from the computation of diluted earnings per share when a loss from continuing operations exists or when the exercise price exceeds the market value of our Class A Common Stock, because their inclusion would have an anti-dilutive effect on per share amounts.
The number of stock options that were excluded from the computation of diluted earnings per share, because they were anti-dilutive, were approximately 11 million in the first quarter of 2013 and approximately 16 million in the first quarter of 2012.

NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION

Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 30, 2012	$632,500	$3,311	$635,811
Net income/(loss)	3,138	(249)	2,889
Other comprehensive income, net of tax	2,798	—	2,798
Effect of issuance of shares	1,289	—	1,289
Stock-based compensation	3,547	—	3,547
Balance as of March 31, 2013	$643,272	$3,062	$646,334

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 25, 2011	$506,360	$3,149	$509,509
Net income/(loss)	42,130	(53)	42,077
Other comprehensive income, net of tax	398	—	398
Effect of issuance of shares	(26)	—	(26)
Stock-based compensation	3,973	—	3,973
Balance as of March 25, 2012	$552,835	$3,096	$555,931

The following table summarizes the changes in Accumulated other comprehensive loss by component as of March 31, 2013:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Security	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 30, 2012	$11,327	$(431)	$(542,635)	$(531,739)
Other comprehensive (loss)/income before reclassifications, before tax	(2,477)	(1,374)	1,662	(2,189)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	—	6,884	6,884
Income tax (benefit)/expense	(1,008)	(563)	3,468	1,897
Net current-period other comprehensive (loss)/income, net of tax	(1,469)	(811)	5,078	2,798
Balance as of March 31, 2013	$9,858	$(1,242)	$(537,557)	$(528,941)

The following table summarizes the reclassifications from Accumulated other comprehensive loss for the quarter ended March 31, 2013:

	For the Quarter Ended March 31, 2013
(In thousands)	Amounts reclassified from accumulated other comprehensive loss
Detail about accumulated other comprehensive loss components
Funded status of benefit plans:
Amortization of prior service credit	$(4,179)	(1)
Recognized actuarial loss	11,063	(1)
Total reclassification, before tax	6,884
Income tax expense	2,794
Total reclassification, net of tax	$4,090

(1)	These items are included in the components of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 14. SEGMENT INFORMATION

We have one reportable segment. Therefore, all required segment information can be found in the condensed consolidated financial statements.
We have two operating segments: The New York Times Media Group, which includes The New York Times, the IHT, NYTimes.com, and related businesses; and the New England Media Group, which includes the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com, and related businesses. The economic characteristics, products, services, production processes, customer types and distribution methods for these operating segments are substantially similar and therefore have been aggregated into one reportable segment. These operating segments generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, commercial printing and distribution, digital archives, rental income and direct mail advertising services.
NOTE 15. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $22.3 million of restricted cash as of March 31, 2013, and $24.3 million as of December 30, 2012, subject to certain collateral requirements, primarily for obligations under our workers’ compensation programs. Restricted cash is included in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets.

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
We currently have two divisions: The New York Times Media Group, which includes The New York Times (“The Times”), the International Herald Tribune (the “IHT”), NYTimes.com, and related businesses; and the New England Media Group, which includes The Boston Globe (the “Globe”), BostonGlobe.com, Boston.com, the Worcester Telegram & Gazette (the “T&G”), Telegram.com, and related businesses. These divisions generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, commercial printing and distribution, digital archives, rental income and direct mail advertising services. Our main operating costs primarily consist of employee-related costs and raw materials, primarily newsprint.
Joint Ventures Our investments accounted for under the equity method are as follows:

▪	a 49% interest in Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper in the greater Boston area;

▪	a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.; and

▪	a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine.

During the first quarter of 2013, total revenues decreased 2.0% compared with the same prior-year period, driven primarily by declines in advertising revenues, partially offset by growth in circulation revenues.

Compared with the prior-year period, circulation revenues increased 6.5% in the first quarter of 2013, mainly as digital subscription initiatives and the increase in print circulation prices at The Times in early 2013 offset a decline in print copies sold. The Times continues to benefit from improved retention rates in Sunday home-delivery circulation following the launch of digital subscriptions, despite the price increases. We expect circulation revenues to increase in the mid-single digits in the second quarter of 2013 compared with the same prior-year period as we expect to see continued benefit from our digital subscription initiatives, as well as from the home-delivery price increases at The Times in January and at the Globe in May 2013.

The advertising marketplace remained challenging. Compared with the prior-year period, total advertising revenues decreased 11.2% in the first quarter of 2013, as print and digital advertising revenues declined 13.3% and 4.0%, respectively. Advertising revenues continued to be affected by ongoing secular trends and an increasingly complex and fragmented digital advertising marketplace, particularly as the abundance of available inventory and a shift toward advertising networks and exchanges, real-time bidding and other programmatic buying channels to buy audience at scale have led to downward pricing pressure. Advertising revenue trends in the second quarter of 2013 are expected to be down 7% to 8%.

Paid subscribers to digital subscription packages, e-readers and replica editions of The Times and the IHT totaled approximately 676,000 as of the end of the first quarter of 2013, an increase of approximately 36,000 subscribers from the end of the fourth quarter of 2012 and more than 45% growth year-over-year from the end of the first quarter of 2012. Paid digital subscribers to BostonGlobe.com and the Globe’s e-readers and replica editions totaled approximately 32,000 as of the end of the first quarter of 2013, an increase of approximately 4,000 subscribers from the end of the fourth quarter of 2012 and more than 50% growth year-over-year from the end of the first quarter of 2012. In total, paid subscribers to our digital products across our Company were approximately 708,000 as of the end of the first quarter of 2013.
Operating costs decreased 4.3% in the first quarter of 2013 compared with the same period in 2012 primarily due to lower compensation and benefits costs, raw materials expense and outside printing costs. We will continue to be diligent in reducing expenses and managing legacy costs going forward, but will also remain prepared to invest where appropriate, especially in light of our strategic initiatives. We expect operating costs to decrease in the low-single digits in the second quarter of 2013.
As of March 31, 2013, we had cash, cash equivalents and marketable securities of approximately $866 million and total debt and capital lease obligations of approximately $698 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $168 million. Our liquidity position decreased since the end of 2012 due in part to our contributions of approximately $61 million to certain qualified pension plans, the majority of which were discretionary. Including the first-quarter contributions, we expect to make total contributions of approximately $75 million in 2013 to our qualified pension plans.

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

We expect the following on a pre-tax basis in 2013:

▪	Results from joint ventures: loss of $1 to $5 million,

▪	Depreciation and amortization: $90 to $95 million,

▪	Interest expense, net: $55 to $60 million, and

▪	Capital expenditures: approximately $40 million.

RECENT DEVELOPMENTS

In February 2013, we announced that we have retained a strategic adviser in connection with a sale of the New England Media Group and our 49% equity interest in Metro Boston. While we can provide no assurances, we expect a transaction to occur during the second half of 2013.
In April 2013, we announced plans for certain strategic initiatives, including the next phase in The Times’s digital subscription and paid products strategy, The Times’s international expansion under a new unified brand, and a renewed emphasis on both video production and brand extensions, which we will roll out in the fourth quarter of 2013 into 2014. We estimate operating profit will be negatively affected by between $20 to $25 million in 2013 as a result of these initiatives with a modest contribution to revenues while we make significant investments in the initiatives. Investments will largely be for product development and subscriber acquisitions, along with new capabilities in product management, customer management and distribution. We expect that the contribution to operating profit connected to these initiatives will become positive in late 2014 and for the full-year 2015.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended
(In thousands)	March 31, 2013	March 25, 2012	% Change
Revenues
Circulation	$241,789	$226,994	6.5
Advertising	191,167	215,234	(11.2)
Other	32,977	33,204	(0.7)
Total revenues	465,933	475,432	(2.0)
Operating costs
Production costs:
Raw materials	30,093	33,363	(9.8)
Wages and benefits	109,737	109,261	0.4
Other	57,044	60,711	(6.0)
Total production costs	196,874	203,335	(3.2)
Selling, general and administrative costs	224,389	229,361	(2.2)
Depreciation and amortization	21,800	30,116	(27.6)
Total operating costs	443,063	462,812	(4.3)
Operating profit	22,870	12,620	81.2
Gain on sale of investment	—	17,848	N/A
Impairment of investments	—	4,900	N/A
Loss from joint ventures	2,940	29	*
Interest expense, net	14,074	15,452	(8.9)
Income from continuing operations before income taxes	5,856	10,087	(41.9)
Income tax expense	2,967	1,401	*
Income from continuing operations	2,889	8,686	(66.7)
Income from discontinued operations, net of income taxes	—	33,391	N/A
Net income	2,889	42,077	(93.1)
Net loss attributable to the noncontrolling interest	249	53	*
Net income attributable to The New York Times Company common stockholders	$3,138	$42,130	(92.6)
* Represents an increase or decrease in excess of 100%.

Revenues

Circulation, advertising and other revenues were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2013	March 25, 2012	% Change
The New York Times Media Group
Circulation	$205,482	$189,967	8.2
Advertising	153,538	173,359	(11.4)
Other	21,655	20,723	4.5
Total	$380,675	$384,049	(0.9)
New England Media Group
Circulation	$36,307	$37,027	(1.9)
Advertising	37,629	41,875	(10.1)
Other	11,322	12,481	(9.3)
Total	$85,258	$91,383	(6.7)
Total Company
Circulation	$241,789	$226,994	6.5
Advertising	191,167	215,234	(11.2)
Other	32,977	33,204	(0.7)
Total	$465,933	$475,432	(2.0)

Circulation Revenues

Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy and bulk sales) and digital subscriptions sold and the rates charged to the respective customers. Total circulation revenues consist of revenues from our print and digital products, including digital subscription packages on NYTimes.com and across other digital platforms, BostonGlobe.com and digital subscriptions packages at the IHT.

Circulation revenues increased in the first quarter of 2013 compared with the same prior-year period mainly due to digital subscription initiatives and the increase in print circulation prices at the Times in the first quarter of 2013, offset by a decline in print copies sold. Additionally, as home-delivery subscribers receive all digital access for free, The Times continues to benefit from improved retention rates in Sunday home-delivery circulation, despite the price increases, with a slight growth in Sunday home-delivery circulation volume in the first quarter of 2013 compared with the same period in 2012.

Advertising Revenues
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. During the first quarter of 2013, advertising revenue trends remained under pressure due to ongoing secular trends and an uncertain economic environment. In addition, the increasingly complex and fragmented digital advertising marketplace contributed to declines in digital advertising revenues. The market for standard Web-based digital display advertising continued to experience challenges due to the abundance of available advertising inventory and a shift toward digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audience at scale, causing downward pricing pressure.
Total advertising revenues decreased 11.2% in the first quarter of 2013 compared with the same prior-year period due to lower print and digital advertising revenues across most advertising categories. Print advertising revenues, which represented approximately 76% of total advertising revenues, declined 13.3% in the first quarter of 2013, mainly due to lower national and retail advertising revenues, compared with the same prior-year period. Digital advertising revenues declined 4.0% in the first quarter of 2013 compared with the same prior-year period, primarily due to declines in national and real estate classified advertising revenues. During the first quarter of 2013, total advertising revenues decreased 10.3% in January, 5.8% in February and 16.9% in March compared with the same prior-year periods in 2012.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2013	March 25, 2012	% Change
National	$130,105	$145,397	(10.5)
Retail	29,162	34,301	(15.0)
Classified	27,001	30,293	(10.9)
Other	4,899	5,243	(6.6)
Total Company	$191,167	$215,234	(11.2)

Below is a percentage breakdown of advertising revenues in the first quarter of 2013 (print and digital) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenues	Total
The New York Times Media Group	78%	12%	2%	4%	—%	3%	9%	1%	100%
New England Media Group	29%	28%	6%	5%	13%	8%	32%	11%	100%
Total Company	68%	15%	3%	4%	3%	4%	14%	3%	100%

The New York Times Media Group

Total advertising revenues decreased in the first quarter of 2013 compared with the same period in 2012 due to lower print and digital advertising revenues. Print advertising revenues were affected by declines in advertiser spending in most advertising categories, reflecting the secular transformation of our industry and the uncertain economic environment. These market factors, in addition to an increasingly competitive landscape, also contributed to reduced spending on digital platforms and pricing pressure in digital advertising. Digital advertising revenues declined primarily in the national display and real estate classified advertising categories during the first quarter of 2013.

During the first quarter of 2013, advertising revenues were affected by declines in total national, retail and classified advertising revenues. Total national advertising revenues decreased mainly driven by declines in the studio entertainment and financial services categories. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the department stores category. Secular changes in our industry coupled with the uncertain economic environment contributed to declines in total classified advertising revenues, primarily in the real estate and help-wanted categories.

New England Media Group

Total advertising revenues declined in the first quarter of 2013 compared with the same period in 2012 due to declines in both print and digital advertising revenues. The decline in print advertising revenues was driven by lower advertising in all categories, reflecting secular forces in our industry and the uncertain national and local economic environment. The decrease in digital advertising revenues was mainly due to reduced spending in retail and real estate classified advertising revenues, partially offset by higher automotive classified advertising revenues.

During the first quarter of 2013, total advertising revenues declined primarily due to lower retail and classified advertising revenues. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the department stores category. Secular changes in our industry, coupled with the uncertain economic environment, contributed to declines in total classified advertising revenues, primarily in the real estate and help-wanted categories.

Other Revenues

Other revenues primarily consist of revenues from news services/syndication, commercial printing and distribution, digital archives, rental income and direct mail advertising services. Other revenues decreased slightly in the first quarter of 2013 compared with the same period in 2012.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2013	March 25, 2012	% Change
Production costs:
Raw materials	$30,093	$33,363	(9.8)
Wages and benefits	109,737	109,261	0.4
Other	57,044	60,711	(6.0)
Total production costs	196,874	203,335	(3.2)
Selling, general and administrative costs	224,389	229,361	(2.2)
Depreciation and amortization	21,800	30,116	(27.6)
Total operating costs	$443,063	$462,812	(4.3)

Production Costs

Production costs decreased in the first quarter of 2013 compared with the same period in 2012 mainly due to lower raw materials expense (approximately $3 million), primarily newsprint, and outside printing costs (approximately $2 million). Newsprint expense declined 11.4% in the first quarter of 2013 compared with the same period in 2012, with 7.6% from lower consumption and 3.8% from lower pricing. Cost-savings from contract negotiations primarily contributed to the decline in outside printing costs.

Selling, General and Administrative Costs

Selling, general and administrative costs decreased in the first quarter of 2013 compared with the same period in 2012 primarily due to lower compensation costs (approximately $6 million) and distributions costs (approximately $2 million), offset by higher professional fees (approximately $3 million), from a higher level of consulting services, and various other costs. Compensation costs decreased mainly due to lower salary and staffing levels as well as lower stock-based compensation expense. Lower distribution costs mainly resulted from a decline in print copies sold.

Depreciation and Amortization

Depreciation and amortization expense decreased in the first quarter of 2013 compared with the same prior-year period primarily due to the $6.7 million of accelerated depreciation expense recognized in the first quarter of 2012 for certain assets at the T&G’s facility in Millbury, Mass., associated with the consolidation of most of the T&G’s printing into the Globe’s facility in Boston, which was completed early in the second quarter of 2012.

Non-Operating Items

Joint Ventures

Loss from joint ventures was $2.9 million in the first quarter of 2013 compared with a loss of $29,000 in the first quarter of 2012 primarily due to lower results for the paper mills in which we have an investment.

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

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended
(In thousands)	March 31, 2013	March 25, 2012
Cash interest expense	$13,253	$14,362
Non-cash amortization of discount on debt	1,164	1,159
Capitalized interest	—	(7)
Interest income	(343)	(62)
Total interest expense, net	$14,074	$15,452

“Interest expense, net” decreased in the first quarter of 2013 compared with the same prior-year period mainly due to the payment at maturity on September 26, 2012, of all $75.0 million outstanding aggregate principal amount of our 4.610% senior notes.

Income Taxes
We had an income tax expense of $3.0 million (effective tax rate of 50.7%) in the first quarter of 2013 primarily impacted by net increases in our reserve for uncertain tax positions.
We had an income tax expense of $1.4 million (effective tax rate of 13.9%) in the first quarter of 2012 primarily impacted by an adjustment to reduce our reserve for uncertain tax positions.
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

The results of operations of the About Group, which had previously been presented as a reportable segment, have been classified as discontinued operations for all periods presented in 2012.

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

The results of operations for the Regional Media Group, which had previously been included in the News Media Group reportable segment, have been classified as discontinued operations for all periods presented in 2012.

The 2012 results of operations for the About Group and the Regional Media Group presented as discontinued operations are summarized below.

	For the Quarter Ended
	March 25, 2012
(In thousands)	About Group	Regional Media Group	Total
Revenues	$23,944	$6,115	$30,059
Total operating costs	16,948	8,017	24,965
Pre-tax income/(loss)	6,996	(1,902)	5,094
Income tax expense/(benefit)	2,675	(736)	1,939
Income/(loss) from discontinued operations, net of income taxes	4,321	(1,166)	3,155
Gain on sale, net of income taxes:
Gain on sale	—	2,309	2,309
Income tax benefit(1)	—	(27,927)	(27,927)
Gain on sale, net of income taxes	—	30,236	30,236
Income from discontinued operations, net of income taxes	$4,321	$29,070	$33,391

(1)	The income tax benefit for the Regional Media Group included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of March 31, 2013, we had cash, cash equivalents and marketable securities of approximately $866 million and total debt and capital lease obligations of approximately $698 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $168 million. Our liquidity position decreased since the end of 2012 due in part to our contributions of approximately $61 million to certain qualified pension plans during the first quarter of 2013. Approximately $60 million of our first-quarter 2013 contribution was made to The New York Times Newspaper Guild pension plan, of which $23 million was estimated to be necessary to satisfy minimum funding requirements in 2013. Including the first-quarter contributions, we expect to make total contributions of approximately $75 million in 2013 to our qualified pension plans.

Capital Resources

Sources and Uses of Cash

Cash flows provided by/(used in) by category were as follows:

	For the Quarters Ended
(In thousands)	March 31, 2013	March 25, 2012
Operating Activities	$(87,557)	$(9,607)
Investing Activities	$(424,987)	$40,792
Financing Activities	$357	$(51)

Operating Activities

Operating cash inflows include cash receipts from circulation and advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash used in operating activities increased in the first quarter of 2013 compared with the same prior-year period primarily due to higher income tax payments and pension contributions. We made federal estimated tax payments of approximately $49 million in the first quarter of 2013 mainly driven by the 2012 sales of our ownership interests in Indeed.com and Fenway Sports Group. We made contributions to certain qualified pension plans of approximately $61 million in the first quarter of 2013 compared with $12 million in the first quarter of 2012.

Investing Activities

Cash from investing activities generally includes proceeds from marketable securities that have matured and the sale of assets, investments or a business. Cash used in investing activities generally includes purchases of marketable securities, payments for capital projects, restricted cash subject to collateral requirements primarily for obligations under our workers’ compensation programs, acquisitions of new businesses and investments.

In the first quarter of 2013, net cash used in investing activities was primarily due to net purchases of marketable securities. In the first quarter of 2012, net cash provided by investing activities was mainly due to proceeds from the sale of the Regional Media Group on January 6, 2012, and the sale of 100 of our units in Fenway Sports Group in February 2012, offset by net purchases of marketable securities and capital expenditures.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, long-term debt and capital lease obligations.

In the first quarter of 2013, net cash provided by financing activities was from stock option exercises offset by repayments of capital lease obligations. In the first quarter of 2012, net cash used in financing activities was for repayments of capital lease obligations offset by funds from stock option exercises.

See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Restricted Cash

We were required to maintain $22.3 million of restricted cash as of March 31, 2013, subject to certain collateral requirements, primarily for obligations under our workers’ compensation programs.

Third-Party Financing

As of March 31, 2013, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	March 31, 2013	December 30, 2012
Senior notes due 2015	5.0%	$244,031	$244,022
Senior notes due 2016	6.625%	221,715	221,523
Option to repurchase ownership interest in headquarters building in 2019		225,473	224,510
Total debt		691,219	690,055
Short-term capital lease obligations(1)		140	164
Long-term capital lease obligations		6,852	6,859
Total capital lease obligations		6,992	7,023
Total debt and capital lease obligations		$698,211	$697,078

(1)	Included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.
Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $843 million as of March 31, 2013, and $840 million as of December 30, 2012.

We were in compliance with our covenants under our third-party financing arrangements as of March 31, 2013.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 30, 2012. As of March 31, 2013, our critical accounting policies have not changed from December 30, 2012.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 30, 2012. As of March 31, 2013, our contractual obligations and off-balance sheet arrangements have not changed materially from December 30, 2012.

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

By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in any such statements. You should bear this in mind as you consider forward-looking statements. Factors that we think could, individually or in the aggregate, cause our actual results to differ materially from expected and historical results include those described in our Annual Report on Form 10-K for the year ended December 30, 2012, as well as other risks and factors identified from time to time in our SEC filings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 30, 2012, details our disclosures about market risk. As of March 31, 2013, there were no material changes in our market risks from December 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2013. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
December 31, 2012 – February 3, 2013	—	—	—	$91,386,000
February 4, 2013 – March 3, 2013	—	—	—	$91,386,000
March 4, 2013 – March 31, 2013	—	—	—	$91,386,000
Total for the first quarter of 2013	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the first quarter of 2013, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of May 3, 2013, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: May 9, 2013	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2013

Exhibit No.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.