Form 10-Q
period 2013-06-30
NEW YORK TIMES CO
filed 2013-08-08
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of August 2, 2013 (exclusive of treasury shares):

Class A Common Stock	148,633,764	shares
Class B Common Stock	818,061	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 30, 2012	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarter and six months ended June 30, 2013 and June 24, 2012	3
		Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the quarter and six months ended June 30, 2013 and June 24, 2012	4
		Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and June 24, 2012	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item	3	Quantitative and Qualitative Disclosures about Market Risk	36
Item	4	Controls and Procedures	36

PART II		Other Information	38
Item	1A	Risk Factors	38
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item	6	Exhibits	38

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013	December 30, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$358,601	$820,489
Short-term marketable securities	388,370	134,820
Accounts receivable (net of allowances of $14,369 in 2013 and $17,390 in 2012)	191,869	237,932
Inventories:
Newsprint and magazine paper	7,434	8,038
Other inventory	1,931	2,376
Total inventories	9,365	10,414
Deferred income taxes	58,214	58,214
Other current assets	47,088	46,539
Total current assets	1,053,507	1,308,408
Other assets
Long-term marketable securities	170,990	4,444
Investments in joint ventures	39,243	42,702
Property, plant and equipment (less accumulated depreciation and amortization of $984,190 in 2013 and $941,728 in 2012)	822,414	860,385
Goodwill (less accumulated impairment losses of $805,218 in 2013 and 2012)	121,433	122,691
Deferred income taxes	276,253	280,523
Miscellaneous assets	163,781	166,627
Total assets	$2,647,621	$2,785,780
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	June 30, 2013	December 30, 2012
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$79,944	$96,962
Accrued payroll and other related liabilities	73,119	95,180
Unexpired subscriptions	67,280	66,850
Accrued expenses and other	119,403	124,653
Accrued income taxes	13,355	38,932
Total current liabilities	353,101	422,577
Other liabilities
Long-term debt and capital lease obligations	694,158	696,914
Pension benefits obligation	642,276	737,889
Postretirement benefits obligation	108,089	110,347
Other	145,258	152,418
Total other liabilities	1,589,781	1,697,568
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2013 – 150,472,065; 2012 – 150,270,975 (including treasury shares: 2013 – 2,305,554; 2012 – 2,483,537)	15,047	15,027
Class B – convertible – authorized and issued shares: 2013 – 818,061; 2012 – 818,385 (including treasury shares: 2013 – none; 2012 – none)	82	82
Additional paid-in capital	27,818	25,610
Retained earnings	1,254,155	1,230,450
Common stock held in treasury, at cost	(90,391)	(96,278)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	10,091	11,327
Unrealized loss on available-for-sale security	(498)	(431)
Funded status of benefit plans	(514,633)	(523,463)
Total accumulated other comprehensive loss, net of income taxes	(505,040)	(512,567)
Total New York Times Company stockholders’ equity	701,671	662,324
Noncontrolling interest	3,068	3,311
Total stockholders’ equity	704,739	665,635
Total liabilities and stockholders’ equity	$2,647,621	$2,785,780
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
	(13 weeks)		(26 weeks)
Revenues
Circulation	$245,132	$233,291	$486,921	$460,285
Advertising	207,454	220,228	398,621	435,462
Other	32,777	36,283	65,754	69,487
Total revenues	485,363	489,802	951,296	965,234
Operating costs
Production costs:
Raw materials	28,854	33,596	58,947	66,959
Wages and benefits	106,090	107,153	215,219	215,786
Other	57,452	61,829	114,496	122,540
Total production costs	192,396	202,578	388,662	405,285
Selling, general and administrative costs	217,928	220,236	442,131	449,360
Depreciation and amortization	21,608	22,920	43,408	53,036
Total operating costs	431,932	445,734	874,201	907,681
Operating profit	53,431	44,068	77,095	57,553
Gain on sale of investment	—	37,797	—	55,645
Impairment of investments	—	—	—	4,900
(Loss)/income from joint ventures	(459)	1,079	(3,399)	1,050
Interest expense, net	14,646	15,464	28,720	30,916
Income from continuing operations before income taxes	38,326	67,480	44,976	78,432
Income tax expense	18,189	29,440	21,516	31,233
Income from continuing operations	20,137	38,040	23,460	47,199
Loss from discontinued operations, net of income taxes	—	(125,689)	—	(92,298)
Net income/(loss)	20,137	(87,649)	23,460	(45,099)
Net (income)/loss attributable to the noncontrolling interest	(6)	27	243	80
Net income/(loss) attributable to The New York Times Company common stockholders	$20,131	$(87,622)	$23,703	$(45,019)
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$20,131	$38,067	$23,703	$47,279
Loss from discontinued operations, net of income taxes	—	(125,689)	—	(92,298)
Net income/(loss)	$20,131	$(87,622)	$23,703	$(45,019)
Average number of common shares outstanding:
Basic	148,797	148,005	148,754	147,936
Diluted	156,511	149,799	156,101	150,669
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.14	$0.26	$0.16	$0.32
Loss from discontinued operations, net of income taxes	—	(0.85)	—	(0.62)
Net income/(loss)	$0.14	$(0.59)	$0.16	$(0.30)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.13	$0.25	$0.15	$0.31
Loss from discontinued operations, net of income taxes	—	(0.83)	—	(0.61)
Net income/(loss)	$0.13	$(0.58)	$0.15	$(0.30)
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
	(13 weeks)		(26 weeks)
Net income/(loss)	$20,137	$(87,649)	$23,460	$(45,099)
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	713	(6,712)	(1,764)	(4,399)
Unrealized derivative gain on cash-flow hedge of equity method investment	—	—	—	1,143
Unrealized gain/(loss) on available-for-sale security	1,260	(3,425)	(114)	3,589
Pension and postretirement benefits obligation	6,598	5,817	14,857	(4,461)
Other comprehensive income/(loss), before tax	8,571	(4,320)	12,979	(4,128)
Income tax expense/(benefit)	3,672	(1,647)	5,452	(1,807)
Other comprehensive income/(loss), net of tax	4,899	(2,673)	7,527	(2,321)
Comprehensive income/(loss)	25,036	(90,322)	30,987	(47,420)
Comprehensive (income)/loss attributable to the noncontrolling interest	(6)	27	243	80
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$25,030	$(90,295)	$31,230	$(47,340)
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended
	June 30, 2013	June 24, 2012
	(26 weeks)
Cash flows from operating activities
Net income/(loss)	$23,460	$(45,099)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Impairment of assets	—	194,732
Gain on sale of investment	—	(55,645)
Impairment of investments	—	4,900
Loss on sale of Regional Media Group	—	4,717
Depreciation and amortization	43,408	57,811
Stock-based compensation expense	5,201	4,144
Undistributed loss of equity method investments	3,399	4,769
Long-term retirement benefit obligations	(82,503)	(21,925)
Other–net	9,581	4,934
Changes in operating assets and liabilities–net of dispositions:
Accounts receivable–net	46,063	35,954
Inventories	1,049	814
Other current assets	2,079	(3,085)
Accounts payable and other liabilities	(78,729)	(116,028)
Unexpired subscriptions	430	2,878
Net cash (used in)/provided by operating activities	(26,562)	73,871
Cash flows from investing activities
Purchases of marketable securities	(584,600)	(284,856)
Maturities of marketable securities	160,262	109,844
Capital expenditures	(6,983)	(19,215)
Change in restricted cash	2,000	3,287
(Purchase of)/proceeds from investments–net	(541)	92,525
Proceeds from sale of Regional Media Group	—	140,044
Net cash (used in)/provided by investing activities	(429,862)	41,629
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(5,925)	(280)
Capital shares:
Issuances from stock option exercises	611	207
Net cash used in financing activities	(5,314)	(73)
(Decrease)/increase in cash and cash equivalents	(461,738)	115,427
Effect of exchange rate changes on cash and cash equivalents	(150)	(286)
Cash and cash equivalents at the beginning of the year	820,489	175,151
Cash and cash equivalents at the end of the quarter	$358,601	$290,292
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of June 30, 2013 and December 30, 2012, and the results of operations and cash flows of the Company for the periods ended June 30, 2013 and June 24, 2012. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 30, 2012. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the second-quarter periods and 26 weeks for the full six-month periods.

For comparability, certain prior-year amounts have been reclassified to conform with the current period presentation.

See Note 3 for information regarding adjustments to prior period financial statements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of June 30, 2013, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 30, 2012, have not changed. In the first quarter of 2013, we added a significant accounting policy related to our investments in marketable securities.

Marketable securities

We have investments in marketable debt and equity securities. We determine the appropriate classification of our investments at the date of purchase and reevaluate the classifications at the balance sheet date. Marketable debt securities with maturities of 12 months or less are classified as short-term. Marketable debt securities with maturities greater than 12 months are classified as long-term. We have the intent and ability to hold our marketable debt securities until maturity; therefore they are accounted for as held-to-maturity and stated at amortized cost. Our marketable equity security is accounted for as available-for-sale and stated at fair value. Changes in the fair value of our available-for-sale security are recognized as unrealized gains or losses, net of taxes, as a component of accumulated other comprehensive income/(loss) (“AOCI”).

Recently adopted accounting pronouncements

At the beginning of our 2013 fiscal year, we adopted new guidance for the presentation of amounts reclassified from AOCI. The guidance specifically required, either on the face of the financial statements or in the notes, presentation of significant amounts reclassified from AOCI by component for the respective line items of net income. We adopted the new guidance and present the reclassifications in the notes to the financial statements. See Note 14 for additional information regarding amounts reclassified from AOCI.

NOTE 3. PRIOR PERIOD ADJUSTMENTS

During the second quarter of 2013, we determined that due to an error in the actuarial valuation of accrued benefits for approximately 800 participants primarily in The New York Times Companies Pension Plan, our pension benefit obligation was overstated by approximately $50.4 million as of December 31, 2012 and $50.9 million as of March 31, 2013. The New York Times Companies Pension Plan (which was frozen as of December 31, 2009) provides for certain offsetting credits for plan participants who are also entitled to benefits under another qualified pension plan to which we contribute, primarily from The New York Times Newspaper Guild Pension Plan or the Boston Globe Retirement Plan for employees represented by the Boston Newspaper Guild. We determined that those offsetting credits were not properly recorded in prior interim and annual periods, on our balance sheet from December 30, 2007 through March 31, 2013 and on our income statement from the fiscal year ended December 28, 2008 through the quarter ended March 31, 2013.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

In accordance with the provisions of SEC Staff Accounting Bulletin No. 108, we assessed the impact of these adjustments on prior period financial statements and concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods from an income statement and balance sheet perspective. However, the correction of the error in the current period would be considered material and would impact comparisons to prior periods.
Accordingly, we have adjusted our consolidated financial statements for the periods ended December 25, 2011 through March 31, 2013 to correct the errors and will make adjustments for future Form 10-Q and 10-K filings that include financial statements for the periods affected. The adjustment primarily resulted in a reduction in pension expense, other comprehensive income and pension liability in each of the periods presented.
The cumulative effect, net of tax, on the opening retained earnings and opening accumulated comprehensive income as of December 27, 2010 were $6.0 million and $14.5 million, respectively. There was no impact on cash flows for the periods indicated. The following tables show the adjusted financial statements for those periods indicated:

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

(In thousands)	March 31, 2013	2012 by quarter				December 25, 2011
		December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
As previously reported:
Condensed Consolidated Balance Sheets
Assets
Current assets
Cash and cash equivalents	$308,014	$820,489	$334,374	$290,292	$206,468	$175,151
Short-term marketable securities	366,805	134,820	279,740	279,858	224,878	104,846
Accounts receivable (net of allowances)	190,813	237,932	195,489	227,932	230,042	247,436
Inventories:
Newsprint and magazine paper	9,235	8,038	11,536	13,589	16,643	14,567
Other inventory	2,213	2,376	2,373	2,817	3,144	3,213
Total inventories	11,448	10,414	13,909	16,406	19,787	17,780
Deferred income taxes	58,214	58,214	73,055	73,055	73,055	73,055
Other current assets	56,038	46,539	49,883	50,556	66,743	55,665
Assets held for sale	—	—	223,887	—	—	590,002
Total current assets	991,332	1,308,408	1,170,337	938,099	820,973	1,263,935
Other assets
Long-term marketable securities	190,841	4,444	—	—	—	—
Investments in joint ventures	40,169	42,702	43,151	43,541	45,138	82,019
Property, plant and equipment (less accumulated depreciation and amortization)	842,383	860,385	877,883	896,093	912,338	937,140
Goodwill (less accumulated impairment losses)	120,275	122,691	121,251	306,087	506,160	121,618
Deferred income taxes	300,364	301,078	344,062	348,101	295,373	280,283
Miscellaneous assets	165,613	166,627	168,881	184,885	237,798	198,455
Total assets	$2,650,977	$2,806,335	$2,725,565	$2,716,806	$2,817,780	$2,883,450

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$88,513	$96,962	$94,315	$90,616	$93,126	$98,385
Accrued payroll and other related liabilities	60,959	95,180	97,401	81,920	80,945	112,024
Unexpired subscriptions	69,114	66,850	66,537	65,776	67,863	63,103
Accrued expenses and other	119,405	124,653	204,847	205,414	205,993	240,464
Accrued income taxes	—	38,932	—	—	—	—
Total current liabilities	337,991	422,577	463,100	443,726	447,927	513,976
Other liabilities
Long-term debt and capital lease obligations	698,071	696,914	701,678	700,820	699,349	698,220
Pension benefits obligation	714,505	788,268	830,868	848,669	860,836	880,504
Postretirement benefits obligation	109,500	110,347	100,248	101,397	102,689	104,192
Other	144,576	152,418	154,537	155,353	151,048	177,049
Total other liabilities	1,666,652	1,747,947	1,787,331	1,806,239	1,813,922	1,859,965
Stockholders’ equity
Common stock of $.10 par value:
Class A	15,045	15,027	15,023	15,009	15,005	15,001
Class B	82	82	82	82	82	82
Additional paid-in capital	27,656	25,610	31,181	34,278	35,820	32,024
Retained earnings	1,222,936	1,219,798	1,042,888	1,040,606	1,128,755	1,086,625
Common stock held in treasury, at cost	(93,506)	(96,278)	(102,690)	(107,572)	(110,827)	(110,974)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	9,858	11,327	10,418	8,286	12,382	10,928
Unrealized (loss)/gain on available-for-sale security	(1,242)	(431)	732	2,102	4,109	(652)
Funded status of benefit plans	(537,557)	(542,635)	(525,548)	(529,019)	(532,491)	(526,674)
Total accumulated other comprehensive loss, net of income taxes	(528,941)	(531,739)	(514,398)	(518,631)	(516,000)	(516,398)
Total New York Times Company stockholders’ equity	643,272	632,500	472,086	463,772	552,835	506,360
Noncontrolling interest	3,062	3,311	3,048	3,069	3,096	3,149
Total stockholders’ equity	646,334	635,811	475,134	466,841	555,931	509,509
Total liabilities and stockholders’ equity	$2,650,977	$2,806,335	$2,725,565	$2,716,806	$2,817,780	$2,883,450

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

(In thousands)	March 31, 2013	2012 by quarter				December 25, 2011
		December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
Adjustments:
Condensed Consolidated Balance Sheets
Assets
Current assets
Cash and cash equivalents	$—	$—	$—	$—	$—	$—
Short-term marketable securities	—	—	—	—	—	—
Accounts receivable (net of allowances)	—	—	—	—	—	—
Inventories:
Newsprint and magazine paper	—	—	—	—	—	—
Other inventory	—	—	—	—	—	—
Total inventories	—	—	—	—	—	—
Deferred income taxes	—	—	—	—	—	—
Other current assets	—	—	—	—	—	—
Assets held for sale	—	—	—	—	—	—
Total current assets	—	—	—	—	—	—
Other assets
Long-term marketable securities	—	—	—	—	—	—
Investments in joint ventures	—	—	—	—	—	—
Property, plant and equipment (less accumulated depreciation and amortization)	—	—	—	—	—	—
Goodwill (less accumulated impairment losses)	—	—	—	—	—	—
Deferred income taxes	(20,438)	(20,555)	(19,862)	(19,493)	(19,185)	(18,820)
Miscellaneous assets	—	—	—	—	—	—
Total assets	$(20,438)	$(20,555)	$(19,862)	$(19,493)	$(19,185)	$(18,820)

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$—	$—	$—	$—	$—	$—
Accrued payroll and other related liabilities	—	—	—	—	—	—
Unexpired subscriptions	—	—	—	—	—	—
Accrued expenses and other	—	—	—	—	—	—
Accrued income taxes	360	—	—	—	—	—
Total current liabilities	360	—	—	—	—	—
Other liabilities
Long-term debt and capital lease obligations	—	—	—	—	—	—
Pension benefits obligation	(50,888)	(50,379)	(48,515)	(47,723)	(46,931)	(46,138)
Postretirement benefits obligation	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total other liabilities	(50,888)	(50,379)	(48,515)	(47,723)	(46,931)	(46,138)
Stockholders’ equity
Common stock of $.10 par value:
Class A	—	—	—	—	—	—
Class B	—	—	—	—	—	—
Additional paid-in capital	—	—	—	—	—	—
Retained earnings	11,087	10,652	9,439	8,974	8,448	7,978
Common stock held in treasury, at cost	—	—	—	—	—	—
Accumulated other comprehensive gain, net of income taxes:
Foreign currency translation adjustments	—	—	—	—	—	—
Unrealized (loss)/gain on available-for-sale security	—	—	—	—	—	—
Funded status of benefit plans	19,003	19,172	19,214	19,256	19,298	19,340
Total accumulated other comprehensive gain, net of income taxes	19,003	19,172	19,214	19,256	19,298	19,340
Total New York Times Company stockholders’ equity	30,090	29,824	28,653	28,230	27,746	27,318
Noncontrolling interest	—	—	—	—	—	—
Total stockholders’ equity	30,090	29,824	28,653	28,230	27,746	27,318
Total liabilities and stockholders’ equity	$(20,438)	$(20,555)	$(19,862)	$(19,493)	$(19,185)	$(18,820)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

(In thousands)	March 31, 2013	2012 by quarter				December 25, 2011
		December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
As adjusted:
Condensed Consolidated Balance Sheets
Assets
Current assets
Cash and cash equivalents	$308,014	$820,489	$334,374	$290,292	$206,468	$175,151
Short-term marketable securities	366,805	134,820	279,740	279,858	224,878	104,846
Accounts receivable (net of allowances)	190,813	237,932	195,489	227,932	230,042	247,436
Inventories:
Newsprint and magazine paper	9,235	8,038	11,536	13,589	16,643	14,567
Other inventory	2,213	2,376	2,373	2,817	3,144	3,213
Total inventories	11,448	10,414	13,909	16,406	19,787	17,780
Deferred income taxes	58,214	58,214	73,055	73,055	73,055	73,055
Other current assets	56,038	46,539	49,883	50,556	66,743	55,665
Assets held for sale	—	—	223,887	—	—	590,002
Total current assets	991,332	1,308,408	1,170,337	938,099	820,973	1,263,935
Other assets
Long-term marketable securities	190,841	4,444	—	—	—	—
Investments in joint ventures	40,169	42,702	43,151	43,541	45,138	82,019
Property, plant and equipment (less accumulated depreciation and amortization)	842,383	860,385	877,883	896,093	912,338	937,140
Goodwill (less accumulated impairment losses)	120,275	122,691	121,251	306,087	506,160	121,618
Deferred income taxes	279,926	280,523	324,200	328,608	276,188	261,463
Miscellaneous assets	165,613	166,627	168,881	184,885	237,798	198,455
Total assets	$2,630,539	$2,785,780	$2,705,703	$2,697,313	$2,798,595	$2,864,630

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$88,513	$96,962	$94,315	$90,616	$93,126	$98,385
Accrued payroll and other related liabilities	60,959	95,180	97,401	81,920	80,945	112,024
Unexpired subscriptions	69,114	66,850	66,537	65,776	67,863	63,103
Accrued expenses and other	119,405	124,653	204,847	205,414	205,993	240,464
Accrued income taxes	360	38,932	—	—	—	—
Total current liabilities	338,351	422,577	463,100	443,726	447,927	513,976
Other liabilities
Long-term debt and capital lease obligations	698,071	696,914	701,678	700,820	699,349	698,220
Pension benefits obligation	663,617	737,889	782,353	800,946	813,905	834,366
Postretirement benefits obligation	109,500	110,347	100,248	101,397	102,689	104,192
Other	144,576	152,418	154,537	155,353	151,048	177,049
Total other liabilities	1,615,764	1,697,568	1,738,816	1,758,516	1,766,991	1,813,827
Stockholders’ equity
Common stock of $.10 par value:
Class A	15,045	15,027	15,023	15,009	15,005	15,001
Class B	82	82	82	82	82	82
Additional paid-in capital	27,656	25,610	31,181	34,278	35,820	32,024
Retained earnings	1,234,023	1,230,450	1,052,327	1,049,580	1,137,203	1,094,603
Common stock held in treasury, at cost	(93,506)	(96,278)	(102,690)	(107,572)	(110,827)	(110,974)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	9,858	11,327	10,418	8,286	12,382	10,928
Unrealized (loss)/gain on available-for-sale security	(1,242)	(431)	732	2,102	4,109	(652)
Funded status of benefit plans	(518,554)	(523,463)	(506,334)	(509,763)	(513,193)	(507,334)
Total accumulated other comprehensive loss, net of income taxes	(509,938)	(512,567)	(495,184)	(499,375)	(496,702)	(497,058)
Total New York Times Company stockholders’ equity	673,362	662,324	500,739	492,002	580,581	533,678
Noncontrolling interest	3,062	3,311	3,048	3,069	3,096	3,149
Total stockholders’ equity	676,424	665,635	503,787	495,071	583,677	536,827
Total liabilities and stockholders’ equity	$2,630,539	$2,785,780	$2,705,703	$2,697,313	$2,798,595	$2,864,630

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

(In thousands, except per share data)	March 31, 2013	Full Year 2012	2012 by quarter				Full Year 2011
			December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
As previously reported:
Condensed Consolidated Statements of Operations
Revenues	$465,933	$1,990,080	$575,818	$449,028	$489,802	$475,432	$1,952,630
Operating costs
Production costs	196,874	832,228	224,110	201,577	203,206	203,335	810,569
Selling, general and administrative costs	224,389	901,405	235,114	216,457	220,473	229,361	886,232
Depreciation and amortization	21,800	96,758	21,237	22,485	22,920	30,116	94,224
Total operating costs	443,063	1,830,391	480,461	440,519	446,599	462,812	1,791,025
Pension settlement expense	—	48,729	48,729	—	—	—	—
Other expense	—	2,620	2,620	—	—	—	4,500
Impairment of assets	—	—	—	—	—	—	9,225
Pension withdrawal expense	—	—	—	—	—	—	4,228
Operating profit	22,870	108,340	44,008	8,509	43,203	12,620	143,652
Gain on sale of investment	—	220,275	164,630	—	37,797	17,848	71,171
Impairment of investments	—	5,500	—	600	—	4,900	—
(Loss)/income from joint ventures	(2,940)	3,004	927	1,027	1,079	(29)	28
Premium on debt redemption	—	—	—	—	—	—	46,381
Interest expense, net	14,074	62,815	16,402	15,497	15,464	15,452	85,243
Income/(loss) from continuing operations before income taxes	5,856	263,304	193,163	(6,561)	66,615	10,087	83,227
Income tax expense/(benefit)	2,967	103,482	75,775	(2,796)	29,102	1,401	31,932
Income/(loss) from continuing operations	2,889	159,822	117,388	(3,765)	37,513	8,686	51,295
(Loss)/income from discontinued operations, net of income taxes	—	(26,483)	59,789	6,026	(125,689)	33,391	(91,519)
Net income/(loss)	2,889	133,339	177,177	2,261	(88,176)	42,077	(40,224)
Net loss/(income) attributable to the noncontrolling interest	249	(166)	(267)	21	27	53	555
Net income/(loss) attributable to The New York Times Company common stockholders	$3,138	$133,173	$176,910	$2,282	$(88,149)	$42,130	$(39,669)
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$3,138	$159,656	$117,121	$(3,744)	$37,540	$8,739	$51,850
(Loss)/income from discontinued operations, net of income taxes	—	(26,483)	59,789	6,026	(125,689)	33,391	(91,519)
Net income/(loss)	$3,138	$133,173	$176,910	$2,282	$(88,149)	$42,130	$(39,669)
Average number of common shares outstanding:
Basic	148,710	148,147	148,461	148,254	148,005	147,867	147,190
Diluted	155,270	152,693	154,685	148,254	149,799	151,468	152,007
Basic earnings per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.02	$1.08	$0.79	$(0.02)	$0.25	$0.06	$0.35
(Loss)/income from discontinued operations, net of income taxes	—	(0.18)	0.40	0.04	(0.85)	0.22	(0.62)
Net income/(loss)	$0.02	$0.90	$1.19	$0.02	$(0.60)	$0.28	$(0.27)
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.02	$1.04	$0.76	$(0.02)	$0.25	$0.06	$0.34
(Loss)/income from discontinued operations, net of income taxes	—	(0.17)	0.38	0.04	(0.84)	0.22	(0.60)
Net income/(loss)	$0.02	$0.87	$1.14	$0.02	$(0.59)	$0.28	$(0.26)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

(In thousands, except per share data)	March 31, 2013	Full Year 2012	2012 by quarter				Full Year 2011
			December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
Adjustments:
Condensed Consolidated Statements of Operations
Revenues	$—	$—	$—	$—	$—	$—	$—
Operating costs
Production costs	(607)	(2,565)	(676)	(633)	(628)	(628)	(2,113)
Selling, general and administrative costs	(188)	(889)	(185)	(230)	(237)	(237)	(786)
Depreciation and amortization	—	—	—	—	—	—	—
Total operating costs	(795)	(3,454)	(861)	(863)	(865)	(865)	(2,899)
Pension settlement expense	—	(1,072)	(1,072)	—	—	—	—
Other expense	—	—	—	—	—	—	—
Impairment of assets	—	—	—	—	—	—	—
Pension withdrawal expense	—	—	—	—	—	—	—
Operating profit	795	4,526	1,933	863	865	865	2,899
Gain on sale of investment	—	—	—	—	—	—	—
Impairment of investments	—	—	—	—	—	—	—
(Loss)/income from joint ventures	—	—	—	—	—	—	—
Premium on debt redemption	—	—	—	—	—	—	—
Interest expense, net	—	—	—	—	—	—	—
Income from continuing operations before income taxes	795	4,526	1,933	863	865	865	2,899
Income tax expense	361	1,852	722	400	338	392	878
Income from continuing operations	434	2,674	1,211	463	527	473	2,021
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—	—	—	—
Net income	434	2,674	1,211	463	527	473	2,021
Net loss/(income) attributable to the noncontrolling interest	—	—	—	—	—	—	—
Net income attributable to The New York Times Company common stockholders	$434	$2,674	$1,211	$463	$527	$473	$2,021
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$434	$2,674	$1,211	$463	$527	$473	$2,021
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—	—	—	—
Net income	$434	$2,674	$1,211	$463	$527	$473	$2,021
Average number of common shares outstanding:
Basic	148,710	148,147	148,461	148,254	148,005	147,867	147,190
Diluted	155,270	152,693	154,685	148,254	149,799	151,468	152,007
Basic earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$—	$0.02	$0.01	$—	$0.01	$—	$0.01
(Loss)/income from discontinued operations, net of income taxes	—	—	—		—	—	—
Net income	$—	$0.02	$0.01	$—	$0.01	$—	$0.01
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$—	$0.02	$—	$—	$—	$—	$0.01
(Loss)/income from discontinued operations, net of income taxes	—	—	—	—	—	—	—
Net income	$—	$0.02	$—	$—	$—	$—	$0.01

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

(In thousands, except per share data)	March 31, 2013	Full Year 2012	2012 by quarter				Full Year 2011
			December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012
As adjusted:
Condensed Consolidated Statements of Operations
Revenues	$465,933	$1,990,080	$575,818	$449,028	$489,802	$475,432	$1,952,630
Operating costs
Production costs	196,267	829,663	223,434	200,944	202,578	202,707	808,456
Selling, general and administrative costs	224,201	900,516	234,929	216,227	220,236	229,124	885,446
Depreciation and amortization	21,800	96,758	21,237	22,485	22,920	30,116	94,224
Total operating costs	442,268	1,826,937	479,600	439,656	445,734	461,947	1,788,126
Pension settlement expense	—	47,657	47,657	—	—	—	—
Other expense	—	2,620	2,620	—	—	—	4,500
Impairment of assets	—	—	—	—	—	—	9,225
Pension withdrawal expense	—	—	—	—	—	—	4,228
Operating profit	23,665	112,866	45,941	9,372	44,068	13,485	146,551
Gain on sale of investment	—	220,275	164,630	—	37,797	17,848	71,171
Impairment of investments	—	5,500	—	600	—	4,900	—
(Loss)/income from joint ventures	(2,940)	3,004	927	1,027	1,079	(29)	28
Premium on debt redemption	—	—	—	—	—	—	46,381
Interest expense, net	14,074	62,815	16,402	15,497	15,464	15,452	85,243
Income/(loss) from continuing operations before income taxes	6,651	267,830	195,096	(5,698)	67,480	10,952	86,126
Income tax expense/(benefit)	3,328	105,334	76,497	(2,396)	29,440	1,793	32,810
Income/(loss) from continuing operations	3,323	162,496	118,599	(3,302)	38,040	9,159	53,316
(Loss)/income from discontinued operations, net of income taxes	—	(26,483)	59,789	6,026	(125,689)	33,391	(91,519)
Net income/(loss)	3,323	136,013	178,388	2,724	(87,649)	42,550	(38,203)
Net loss/(income) attributable to the noncontrolling interest	249	(166)	(267)	21	27	53	555
Net income/(loss) attributable to The New York Times Company common stockholders	$3,572	$135,847	$178,121	$2,745	$(87,622)	$42,603	$(37,648)
Amounts attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$3,572	$162,330	$118,332	$(3,281)	$38,067	$9,212	$53,871
(Loss)/income from discontinued operations, net of income taxes	—	(26,483)	59,789	6,026	(125,689)	33,391	(91,519)
Net income/(loss)	$3,572	$135,847	$178,121	$2,745	$(87,622)	$42,603	$(37,648)
Average number of common shares outstanding:
Basic	148,710	148,147	148,461	148,254	148,005	147,867	147,190
Diluted	155,270	152,693	154,685	148,254	149,799	151,468	152,007
Basic earnings per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.02	$1.10	$0.80	$(0.02)	$0.26	$0.06	$0.36
(Loss)/income from discontinued operations, net of income taxes	—	(0.18)	0.40	0.04	(0.85)	0.23	(0.62)
Net income/(loss)	$0.02	$0.92	$1.20	$0.02	$(0.59)	$0.29	$(0.26)
Diluted earnings per share attributable to The New York Times Company common stockholders:
Income/(loss) from continuing operations	$0.02	$1.06	$0.76	$(0.02)	$0.25	$0.06	$0.35
(Loss)/income from discontinued operations, net of income taxes	—	(0.17)	0.39	0.04	(0.83)	0.22	(0.60)
Net income/(loss)	$0.02	$0.89	$1.15	$0.02	$(0.58)	$0.28	$(0.25)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

			2012 by quarter
(In thousands)	March 31, 2013	Full Year 2012	December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012	Full Year 2011
As previously reported:
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Net income/(loss)	$2,889	$133,339	$177,177	$2,261	$(88,176)	$42,077	$(40,224)
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(2,477)	536	1,684	3,251	(6,712)	2,313	(523)
Unrealized derivative gain on cash-flow hedge of equity method investment	—	1,143	—	—	—	1,143	839
Unrealized (loss)/gain on available-for-sale security	(1,374)	(729)	(1,980)	(2,338)	(3,425)	7,014	—
Pension and postretirement benefits obligation	8,546	(26,938)	(28,507)	5,888	5,888	(10,207)	(219,590)
Other comprehensive income/(loss), before tax	4,695	(25,988)	(28,803)	6,801	(4,249)	263	(219,274)
Income tax expense/(benefit)	1,897	(10,643)	(11,458)	2,568	(1,618)	(135)	(89,502)
Other comprehensive income/(loss), net of tax	2,798	(15,345)	(17,345)	4,233	(2,631)	398	(129,772)
Comprehensive income/(loss)	5,687	117,994	159,832	6,494	(90,807)	42,475	(169,996)
Comprehensive loss/(income) attributable to the noncontrolling interest	249	(162)	(263)	21	27	53	1,000
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$5,936	$117,832	$159,569	$6,515	$(90,780)	$42,528	$(168,996)

			2012 by quarter
(In thousands)	March 31, 2013	Full Year 2012	December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012	Full Year 2011
Adjustments:
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Net income	$434	$2,674	$1,211	$463	$527	$473	$2,021
Other comprehensive income, before tax:
Foreign currency translation adjustments	—	—	—	—	—	—	—
Unrealized derivative gain on cash-flow hedge of equity method investment	—	—	—	—	—	—	—
Unrealized (loss)/gain on available-for-sale security	—	—	—	—	—	—	—
Pension and postretirement benefits obligation	(287)	(284)	(71)	(71)	(71)	(71)	8,301
Other comprehensive (loss)/income, before tax	(287)	(284)	(71)	(71)	(71)	(71)	8,301
Income tax expense/(benefit)	(117)	(117)	(34)	(29)	(29)	(25)	3,437
Other comprehensive (loss)/income, net of tax	(170)	(167)	(37)	(42)	(42)	(46)	4,864
Comprehensive income	264	2,507	1,174	421	485	427	6,885
Comprehensive loss/(income) attributable to the noncontrolling interest	—	—	—	—	—	—	—
Comprehensive income attributable to The New York Times Company common stockholders	$264	$2,507	$1,174	$421	$485	$427	$6,885

			2012 by quarter
(In thousands)	March 31, 2013	Full Year 2012	December 30, 2012	September 23, 2012	June 24, 2012	March 25, 2012	Full Year 2011
As adjusted:
Condensed Consolidated Statements of Comprehensive Income/(Loss)
Net income/(loss)	$3,323	$136,013	$178,388	$2,724	$(87,649)	$42,550	$(38,203)
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	(2,477)	536	1,684	3,251	(6,712)	2,313	(523)
Unrealized derivative gain on cash-flow hedge of equity method investment	—	1,143	—	—	—	1,143	839
Unrealized (loss)/gain on available-for-sale security	(1,374)	(729)	(1,980)	(2,338)	(3,425)	7,014	—
Pension and postretirement benefits obligation	8,259	(27,222)	(28,578)	5,817	5,817	(10,278)	(211,289)
Other comprehensive income/(loss), before tax	4,408	(26,272)	(28,874)	6,730	(4,320)	192	(210,973)
Income tax expense/(benefit)	1,780	(10,760)	(11,492)	2,539	(1,647)	(160)	(86,065)
Other comprehensive income/(loss), net of tax	2,628	(15,512)	(17,382)	4,191	(2,673)	352	(124,908)
Comprehensive income/(loss)	5,951	120,501	161,006	6,915	(90,322)	42,902	(163,111)
Comprehensive loss/(income) attributable to the noncontrolling interest	249	(162)	(263)	21	27	53	1,000
Comprehensive income/(loss) attributable to The New York Times Company common stockholders	$6,200	$120,339	$160,743	$6,936	$(90,295)	$42,955	$(162,111)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 4. MARKETABLE SECURITIES

Our marketable debt and equity securities consisted of the following:

(In thousands)	June 30, 2013	December 30, 2012
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$172,988	$124,831
Corporate debt securities	76,840	—
U.S. agency securities	57,302	—
Municipal securities	30,650	—
Certificates of deposit	27,067	—
Commercial paper	23,523	9,989
Total short-term marketable securities	$388,370	$134,820
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$100,140	$—
U.S. agency securities	53,497	—
Municipal securities	13,023	—
Total	166,660	—
Marketable equity security
Available-for-sale security	4,330	4,444
Total long-term marketable securities	$170,990	$4,444

Marketable debt securities

As of June 30, 2013, our marketable debt securities had remaining maturities of about 1 month to 36 months.

Marketable equity security

Our investment in the common stock of Brightcove, Inc. is accounted for as available-for-sale and stated at fair value. Changes in the fair value of our available-for-sale security are recognized as unrealized gains or losses within “Long-term marketable securities” and “Accumulated other comprehensive loss, net of income taxes” in our Condensed Consolidated Balance Sheets and “Unrealized gain/(loss) on available-for-sale security” in our Condensed Consolidated Statements of Comprehensive Income. During the quarter ended June 30, 2013, we recognized an unrealized gain of $1.3 million ($0.7 million after-tax).

See Note 9 for additional information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 5. GOODWILL

The following table displays the carrying amount of goodwill as of June 30, 2013, and December 30, 2012:

(In thousands)	Total Company
Balance as of December 30, 2012:
Goodwill	$927,909
Accumulated impairment losses	(805,218)
Balance as of December 30, 2012	122,691
Foreign currency translation	(1,258)
Balance as of June 30, 2013:
Goodwill	926,651
Accumulated impairment losses	(805,218)
Balance as of June 30, 2013	$121,433

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune (the “IHT”).
NOTE 6. INVESTMENTS

Equity Method Investments/Joint Ventures

As of June 30, 2013, our investments in joint ventures consisted of equity ownership interests in the following entities:

Company	Approximate % Ownership
Metro Boston LLC (“Metro Boston”)	49%
Donohue Malbaie Inc.	49%
Madison Paper Industries	40%

In the first quarter of 2013, we recorded a nominal charge for the impairment of our investment in quadrantONE LLC as a result of its February 2013 announcement of the wind down of its operations.

See Note 17 for further information on our equity ownership interest in Metro Boston.

Cost Method Investments
Gain on Sale of Investment

In the first quarter of 2012, we sold 100 of our units in Fenway Sports Group for an aggregate price of $30.0 million (pre-tax gain of $17.8 million) and in the second quarter of 2012, we completed the sale of our remaining 210 units for an aggregate price of $63.0 million (pre-tax gain of $37.8 million). These sales resulted in a pre-tax gain of $55.6 million in the first six months of 2012. Effective with the first quarter 2012 sale, given our reduced ownership level and lack of influence on the operations of Fenway Sports Group, we changed the accounting for this investment from the equity method to the cost method. Therefore, starting in the first quarter of 2012, we no longer recognized our proportionate share of the operating results of Fenway Sports Group in joint venture results in our Condensed Consolidated Statements of Operations.
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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 7. DEBT OBLIGATIONS
As of June 30, 2013, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	June 30, 2013	December 30, 2012
Senior notes due 2015	5.0%	$244,040	$244,022
Senior notes due 2016	6.625%	216,900	221,523
Option to repurchase ownership interest in headquarters building in 2019		226,372	224,510
Total debt		687,312	690,055
Short-term capital lease obligations(1)		115	164
Long-term capital lease obligations		6,846	6,859
Total capital lease obligations		6,961	7,023
Total debt and capital lease obligations		$694,273	$697,078
(1) Included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.
See Note 9 for information regarding the fair value of our long-term debt.
During the second quarter of 2013, we repurchased approximately $5.0 million principal amount of our 6.625% senior unsecured notes due December 15, 2016 (“6.625% Notes”) and recorded a $0.6 million pre-tax charge in connection with the repurchase.
“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Cash interest expense	$13,892	$14,434	$27,145	$28,796
Non-cash amortization of discount on debt	1,103	1,098	2,267	2,257
Capitalized interest	—	(7)	—	(14)
Interest income	(349)	(61)	(692)	(123)
Total interest expense, net	$14,646	$15,464	$28,720	$30,916

NOTE 8. OTHER

Severance Costs

We recognized severance costs of $2.7 million in the second quarter of 2013 and $7.7 million in the first six months of 2013. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations. As of June 30, 2013, we had a severance liability of approximately $13.2 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, and December 30, 2012:

(In thousands)	June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$4,330	$4,330	$—	$—
Liabilities
Deferred compensation	$45,775	$45,775	$—	$—

(In thousands)	December 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$4,444	$4,444	$—	$—
Liabilities
Deferred compensation	$52,882	$52,882	$—	$—
The available-for-sale security, included in “Long-term marketable securities” in our Condensed Consolidated Balance Sheets, consists of our investment in the common stock of Brightcove, Inc. (see Note 4). The fair value is based on quoted prices in active markets for identical assets.
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
Financial Instruments Disclosed, But Not Recorded, at Fair Value
Our marketable debt securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 4). As of June 30, 2013 and December 30, 2012, the amortized cost approximated fair value. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $687 million as of June 30, 2013 and $690 million as of December 30, 2012. The fair value of our long-term debt was approximately $819 million as of June 30, 2013 and $840 million as of December 30, 2012. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

	For the Quarters Ended
	June 30, 2013			June 24, 2012
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,323	$256	$2,579	$2,894	$377	$3,271
Interest cost	19,284	2,643	21,927	23,592	3,122	26,714
Expected return on plan assets	(31,063)	—	(31,063)	(29,614)	—	(29,614)
Amortization of prior service (credit)/cost	(486)	—	(486)	201	—	201
Recognized actuarial loss	8,442	1,312	9,754	7,229	1,122	8,351
Net periodic pension (income)/cost	$(1,500)	$4,211	$2,711	$4,302	$4,621	$8,923

	For the Six Months Ended
	June 30, 2013			June 24, 2012
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$4,645	$512	$5,157	$5,901	$754	$6,655
Interest cost	38,568	5,286	43,854	47,241	6,244	53,485
Expected return on plan assets	(62,125)	—	(62,125)	(59,191)	—	(59,191)
Amortization of prior service (credit)/cost	(972)	—	(972)	402	—	402
Recognized actuarial loss	16,884	2,623	19,507	14,452	2,245	16,697
Net periodic pension (income)/cost	$(3,000)	$8,421	$5,421	$8,805	$9,243	$18,048

In the first six months of 2013, we made pension contributions of approximately $68 million to certain qualified pension plans. Approximately $65 million of our year-to-date 2013 contributions was made to The New York Times Newspaper Guild pension plan, of which $28 million was estimated to be necessary to satisfy minimum funding requirements in 2013 or contractually required. Including the first six months of contributions, we expect to make total contributions of approximately $75 million in 2013 to our qualified pension plans.

See Note 3 for additional information regarding pension-related prior period adjustments.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

Other Postretirement Benefits

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Service cost	$285	$239	$570	$478
Interest cost	1,009	1,246	2,018	2,492
Amortization of prior service credit	(3,693)	(3,778)	(7,385)	(7,556)
Recognized actuarial loss	1,022	832	2,044	1,664
Curtailment gain	—	—	—	(27,213)
Net periodic postretirement benefit income	$(1,377)	$(1,461)	$(2,753)	$(30,135)

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

NOTE 11. INCOME TAXES

We had an income tax expense of $18.2 million and $21.5 million in the second quarter and first six months of 2013 compared to $29.4 million and $31.2 million, respectively, for the second quarter and first six months of 2012. Our effective tax rate was 47.4% and 47.8% for the second quarter and first six months ended June 30, 2013 compared to 43.6% and 39.8%, respectively, for second quarter and first six months ended June 24, 2012. Changes in reserves for uncertain tax positions and various permanent differences relative to our pre-tax income from continuing operations had an unfavorable impact on the effective tax rate for the second quarter and first six months ended June 30, 2013.

NOTE 12. DISCONTINUED OPERATIONS

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	For the Quarter Ended			For the Six Months Ended
	June 24, 2012			June 24, 2012
(In thousands)	About Group	Regional Media Group	Total	About Group	Regional Media Group	Total
Revenues	$25,410	$—	$25,410	$49,354	$6,115	$55,469
Total operating costs	17,505	—	17,505	34,453	8,017	42,470
Impairment of goodwill	194,732	—	194,732	194,732	—	194,732
Pre-tax loss	(186,827)	—	(186,827)	(179,831)	(1,902)	(181,733)
Income tax benefit	(65,643)	—	(65,643)	(62,968)	(736)	(63,704)
Loss from discontinued operations, net of income taxes	(121,184)	—	(121,184)	(116,863)	(1,166)	(118,029)
(Loss)/gain on sale, net of income taxes
Loss on sale	—	(7,026)	(7,026)	—	(4,717)	(4,717)
Income tax benefit(1)	—	2,521	2,521	—	30,448	30,448
(Loss)/gain on sale, net of income taxes	—	(4,505)	(4,505)	—	25,731	25,731
(Loss)/income from discontinued operations, net of income taxes	$(121,184)	$(4,505)	$(125,689)	$(116,863)	$24,565	$(92,298)

(1)	The income tax benefit for the Regional Media Group included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.
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

NOTE 13. EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands, except per share data)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Amounts attributable to The New York Times Company common stockholders:
Income from continuing operations	$20,131	$38,067	$23,703	$47,279
Loss from discontinued operations, net of income taxes	—	(125,689)	—	(92,298)
Net income/(loss)	$20,131	$(87,622)	$23,703	$(45,019)
Average number of common shares outstanding–Basic	148,797	148,005	148,754	147,936
Incremental shares for assumed exercise of securities	7,714	1,794	7,347	2,733
Average number of common shares outstanding–Diluted	156,511	149,799	156,101	150,669
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.14	$0.26	$0.16	$0.32
Loss from discontinued operations, net of income taxes	—	(0.85)	—	(0.62)
Net income/(loss)–Basic	$0.14	$(0.59)	$0.16	$(0.30)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
Income from continuing operations	$0.13	$0.25	$0.15	$0.31
Loss from discontinued operations, net of income taxes	—	(0.83)	—	(0.61)
Net income/(loss)–Diluted	$0.13	$(0.58)	$0.15	$(0.30)

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
The number of stock options that were excluded from the computation of diluted earnings per share, because they were anti-dilutive, were approximately 11 million in the second quarter of 2013 and first six months of 2013 and approximately 16 million in the second quarter of 2012 and first six months of 2012.
NOTE 14. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION

Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 30, 2012	$662,324	$3,311	$665,635
Net income/(loss)	23,703	(243)	23,460
Other comprehensive income, net of tax	7,527	—	7,527
Effect of issuance of shares	2,307	—	2,307
Stock-based compensation	5,810	—	5,810
Balance as of June 30, 2013	$701,671	$3,068	$704,739

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 25, 2011	$533,678	$3,149	$536,827
Net income/(loss)	(45,019)	(80)	(45,099)
Other comprehensive income, net of tax	(2,321)	—	(2,321)
Effect of issuance of shares	1,057	—	1,057
Stock-based compensation	4,607	—	4,607
Balance as of June 24, 2012	$492,002	$3,069	$495,071

The following table summarizes the changes in AOCI by component as of June 30, 2013:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Security	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 30, 2012	$11,327	$(431)	$(523,463)	$(512,567)
Other comprehensive (loss)/income before reclassifications, before tax	(1,764)	(114)	1,662	(216)
Amounts reclassified from accumulated other comprehensive loss, before tax	—	—	13,195	13,195
Income tax (benefit)/expense	(528)	(47)	6,027	5,452
Net current-period other comprehensive (loss)/income, net of tax	(1,236)	(67)	8,830	7,527
Balance as of June 30, 2013	$10,091	$(498)	$(514,633)	$(505,040)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table summarizes the reclassifications from AOCI for the periods ended June 30, 2013:

	For the Quarter Ended June 30, 2013	For the Six Months Ended June 30, 2013
(In thousands)	Amounts reclassified from accumulated other comprehensive loss
Detail about accumulated other comprehensive loss components
Funded status of benefit plans:
Amortization of prior service credit(1)	$(4,178)	(8,358)
Recognized actuarial loss(1)	10,776	21,553
Total reclassification, before tax	6,598	13,195
Income tax expense	3,672	5,452
Total reclassification, net of tax	$2,926	$7,743

(1)	These items are included in the components of net periodic benefit cost for pension and other retirement benefits. See Note 10 for additional information.
NOTE 15. SEGMENT INFORMATION

We have one reportable segment. Therefore, all required segment information can be found in the condensed consolidated financial statements.
We currently have two operating segments: The New York Times Media Group, which includes The New York Times, the IHT, NYTimes.com, and related businesses; and the New England Media Group, which includes the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com, and related businesses. The economic characteristics, products, services, production processes, customer types and distribution methods for these operating segments are substantially similar and therefore have been aggregated into one reportable segment. These operating segments generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, commercial printing and distribution, rental income, digital archives and direct mail advertising services.
See Note 17 for further information on the New England Media Group.
NOTE 16. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $22.3 million of restricted cash as of June 30, 2013, and $24.3 million as of December 30, 2012, subject to certain collateral requirements, primarily for obligations under our workers’ compensation programs. Restricted cash is included in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets.

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

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 17. SUBSEQUENT EVENT

On August 3, 2013, we entered into an agreement to sell the New England Media Group and our 49% interest in Metro Boston to an acquisition company owned by John W. Henry for $70 million in cash, subject to customary adjustments. We expect the transaction to close in 30 to 60 days. Upon completion of the sale, we expect to record an after-tax loss in the range of $15 to $25 million on the sale. We estimate that the net after-tax proceeds from the sale including a tax benefit will be approximately $70 to $80 million, which we plan to use for general corporate purposes.

We will retain the pension assets and liabilities and postretirement obligations related to employees of the New England Media Group. The transaction will trigger two adjustments in the accounting for these obligations. First, we will record an estimated pre-tax $50 million gain resulting from a remeasurement and curtailment of postretirement benefits, primarily retiree medical obligations. This gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a reduction in the expected years of future Company service for employees at the New England Media Group. Second, we expect to withdraw from several multi-employer pension plans, which we expect will trigger withdrawal liabilities that we estimate will result in a charge of approximately $10 to $20 million on a pre-tax basis. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to the Company.
The accounting requirements to report the net assets of the New England Media Group as held for sale and its operating results as a discontinued operation were not met as of June 30, 2013. Therefore, the operating results of the New England Media Group are reported within continuing operations for the periods ending June 30, 2013, and all prior periods presented.

The estimated carrying amounts of the major classes of assets and liabilities included as part of the sale are summarized below:

(In thousands)	June 30, 2013	December 30, 2012
Cash and cash equivalents	$5,585	$11,068
Accounts receivable, net	35,105	40,343
Inventories	2,258	3,078
Property, plant, and equipment, net	82,479	86,917
Other assets	5,731	4,470
Investments	2,129	2,241
Total assets	133,287	148,117
Total liabilities	35,371	37,387
Net assets	$97,916	$110,730

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
Joint Ventures Our investments accounted for under the equity method are currently as follows:

▪	a 49% interest in Metro Boston LLC (“Metro Boston”), which publishes a free daily newspaper in the greater Boston area;

▪	a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.; and

▪	a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine.

During the second quarter and first six months of 2013, total revenues decreased 0.9% and 1.4%, respectively, compared with the same prior-year periods, driven primarily by declines in advertising revenues, partially offset by growth in circulation revenues.
Compared with the prior-year periods, circulation revenues increased 5.1% in the second quarter and 5.8% in the first six months of 2013, mainly as digital subscription initiatives and the increase in print circulation prices at The Times and the Globe in 2013 offset a decline in print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions increased 44.1% in the second quarter of 2013 and 51.7% in the first six months of 2013 compared with prior-year periods.
Paid subscribers to digital-only subscription packages, e-readers and replica editions of The Times and the IHT totaled approximately 699,000 as of the end of the second quarter of 2013, an increase of approximately 23,000 subscribers from the end of the first quarter of 2013 and an increase of more than 35% year-over-year from the end of the second quarter of 2012. Paid digital subscribers to BostonGlobe.com and the Globe’s e-readers and replica editions totaled approximately 39,000 as of the end of the second quarter of 2013, an increase of approximately 7,000 subscribers from the end of the first quarter of 2013 and an increase of nearly 70% year-over-year from the end of the second quarter of 2012. While the growth in the number of net new digital-only subscribers moderated in the second quarter of 2013, in total, paid subscribers to our digital products across our Company were approximately 738,000 as of the end of the second quarter of 2013, an increase of nearly 40% year-over-year.
Compared with the prior-year period, total advertising revenues decreased 5.8% in the second quarter of 2013, as print and digital advertising revenues declined 6.8% and 2.7%, respectively. In the first six months of 2013, advertising revenues decreased 8.5% compared with the same prior-year period, as print and digital advertising revenues declined 10.0% and 3.3%, respectively. While the decline in advertising revenues moderated in the second quarter relative to the first quarter of 2013, the advertising marketplace remained challenging. Advertising revenues continue to be affected by ongoing secular trends, economic factors and an increasingly complex and fragmented digital advertising marketplace, particularly as the abundance of available inventory and a shift toward advertising networks and exchanges, real-time bidding and other programmatic buying channels to buy audience at scale have led to downward pricing pressure.
Operating costs decreased 3.1% in the second quarter of 2013 compared with the same period in 2012 primarily due to lower compensation and benefits costs and raw materials expense. Operating costs decreased 3.7% in the first six months of 2013 compared with the same prior-year period primarily due to lower compensation and benefits costs, depreciation and amortization expense and raw materials expense. We will continue to be diligent in reducing expenses and managing legacy costs going forward, but will also remain prepared to invest where appropriate, especially in light of our strategic initiatives.
As of June 30, 2013, we had cash, cash equivalents and short- and long-term marketable securities of approximately $918 million and total debt and capital lease obligations of approximately $694 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $224 million. Our cash, cash equivalents and marketable securities decreased since the end of 2012, due in part to contributions of approximately $68 million to certain qualified pension plans and income tax payments of approximately $50 million during the first six months of 2013, offset by cash from our current operations. We expect our cash position to improve with the proceeds from the sale of the New England Media Group and our equity interest in Metro Boston. See “Recent Developments” below.
Taking into account an adjustment that reduced our pension benefit obligation, related to an error in the actuarial valuation of accrued benefits, as described below, as well as the recent developments in the interest rate environment, year-to-date asset performance and the pension contributions we made earlier in 2013, we believe that our underfunded status for the qualified plans has improved from the end of 2012 and, as of June 30, 2013, we estimate it to be approximately $150 million on a pre-tax basis. As a result, we do not plan to make any further contributions in 2013 beyond mandatory requirements. Including the $68 million in contributions we made during the first six months of 2013, we expect to make contributions of approximately $75 million in total to our qualified pension plans in 2013.
Our main priorities in 2013 in evaluating our uses of cash will be investing to grow our business, returning to sustainable growth in revenue and profitability and finding opportunities to further de-leverage our balance sheet. Until we have made progress in these areas, we believe it is in the best interests of the Company to maintain a conservative balance sheet and, therefore, we do not believe that this is the appropriate time to restore a dividend.
RECENT DEVELOPMENTS
Strategic Initiatives
In April 2013, we announced plans for certain strategic initiatives, including the next phase in The Times’s digital subscription and paid products strategy, The Times’s international expansion under a new unified brand, and a renewed emphasis on both video production and brand extensions, which we will roll out in the fourth quarter of 2013 into 2014. We estimate operating profit will be negatively affected by $20 to $25 million in 2013 as a result of these initiatives with a modest contribution to revenues while we make significant investments in the growth initiatives. Investments will largely be for product development and subscriber acquisitions, along with new capabilities in product management, customer management and distribution. We expect that the contribution to operating profit connected to these initiatives will become positive in late 2014 and for the full-year 2015.
Prior Period Adjustments
During the second quarter of 2013, we determined that due to an error in the actuarial valuation of accrued benefits for approximately 800 participants primarily in The New York Times Companies Pension Plan, our pension benefit obligation was overstated by approximately $50.4 million as of December 31, 2012 and $50.9 million as of March 31, 2013. The New York Times Companies Pension Plan (which was frozen as of December 31, 2009) provides for certain offsetting credits for plan participants who are also entitled to benefits under another qualified pension plan to which we contribute, primarily from The New York Times Newspaper Guild Pension Plan or the Boston Globe Retirement Plan for employees represented by the Boston Newspaper Guild. We determined that those offsetting credits were not properly recorded in prior interim and annual periods, on our balance sheet from December 30, 2007 through March 31, 2013 and on our income statement from the fiscal year ended December 28, 2008 through the quarter ended March 31, 2013.
In accordance with the provisions of SEC Staff Accounting Bulletin No. 108, we assessed the impact of these adjustments on prior period financial statements and concluded that these errors were not material individually or in the aggregate to any of the prior reporting periods from an income statement and balance sheet perspective. However, the correction of the error in the current period would be considered material and would impact comparisons to prior periods.
Accordingly, we have adjusted our consolidated financial statements for the periods ended December 25, 2011 through March 31, 2013 to correct the errors and will make adjustments for future Form 10-Q and 10-K filings that include financial statements for the periods affected. The adjustment primarily resulted in a reduction in pension expense, other comprehensive income and pension liability in each of the periods presented.
New England Media Group and Our Equity Interest in Metro Boston
On August 3, 2013, we entered into an agreement to sell the New England Media Group and our 49% interest in Metro Boston to an acquisition company owned by John W. Henry for $70 million in cash, subject to customary adjustments. We expect the transaction to close in 30 to 60 days. Upon completion of the sale, we expect to record an after-tax loss in the range of $15 to $25 million on the sale. We estimate that the net after-tax proceeds from the sale including a tax benefit will be approximately $70 to $80 million, which we plan to use for general corporate purposes.

We will retain the pension assets and liabilities and postretirement obligations related to employees of the New England Media Group. The transaction will trigger two adjustments in the accounting for these obligations. First, we will record an estimated pre-tax $50 million gain resulting from a remeasurement and curtailment of postretirement benefits, primarily retiree medical obligations. This gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a reduction in the expected years of future Company service for employees at the New England Media Group. Second, we expect to withdraw from several multi-employer pension plans, which we expect will trigger withdrawal liabilities that we estimate will result in a charge of approximately $10 to $20 million on a pre-tax basis. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to the Company.

As a result of the pending sale of the New England Media Group and our equity interest in Metro Boston, we are not updating our third-quarter and full year 2013 guidance.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012	% Change	June 30, 2013	June 24, 2012	% Change
Revenues
Circulation	$245,132	$233,291	5.1	486,921	460,285	5.8
Advertising	207,454	220,228	(5.8)	$398,621	$435,462	(8.5)
Other	32,777	36,283	(9.7)	65,754	69,487	(5.4)
Total revenues	485,363	489,802	(0.9)	951,296	965,234	(1.4)
Operating costs
Production costs:
Raw materials	28,854	33,596	(14.1)	58,947	66,959	(12.0)
Wages and benefits	106,090	107,153	(1.0)	215,219	215,786	(0.3)
Other	57,452	61,829	(7.1)	114,496	122,540	(6.6)
Total production costs	192,396	202,578	(5.0)	388,662	405,285	(4.1)
Selling, general and administrative costs	217,928	220,236	(1.0)	442,131	449,360	(1.6)
Depreciation and amortization	21,608	22,920	(5.7)	43,408	53,036	(18.2)
Total operating costs	431,932	445,734	(3.1)	874,201	907,681	(3.7)
Operating profit	53,431	44,068	21.2	77,095	57,553	34.0
Gain on sale of investment	—	37,797	N/A	—	55,645	N/A
Impairment of investments	—	—	N/A	—	4,900	N/A
(Loss)/income from joint ventures	(459)	1,079	*	(3,399)	1,050	*
Interest expense, net	14,646	15,464	(5.3)	28,720	30,916	(7.1)
Income from continuing operations before income taxes	38,326	67,480	(43.2)	44,976	78,432	(42.7)
Income tax expense	18,189	29,440	(38.2)	21,516	31,233	(31.1)
Income from continuing operations	20,137	38,040	(47.1)	23,460	47,199	(50.3)
Loss from discontinued operations, net of income taxes	—	(125,689)	N/A	—	(92,298)	N/A
Net income/(loss)	20,137	(87,649)	*	23,460	(45,099)	*
Net (income)/loss attributable to the noncontrolling interest	(6)	27	*	243	80	*
Net income/(loss) attributable to The New York Times Company common stockholders	$20,131	$(87,622)	*	$23,703	$(45,019)	*
* Represents an increase or decrease in excess of 100%.

Revenues

Circulation, advertising and other revenues were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012	% Change	June 30, 2013	June 24, 2012	% Change
The New York Times Media Group
Circulation	$206,965	$194,208	6.6	$412,447	$384,175	7.4
Advertising	163,040	171,129	(4.7)	316,578	344,488	(8.1)
Other	20,953	22,503	(6.9)	42,608	43,226	(1.4)
Total	$390,958	$387,840	0.8	$771,633	$771,889	—
New England Media Group
Circulation	$38,167	$39,083	(2.3)	$74,474	$76,110	(2.1)
Advertising	44,414	49,099	(9.5)	82,043	90,974	(9.8)
Other	11,824	13,780	(14.2)	23,146	26,261	(11.9)
Total	$94,405	$101,962	(7.4)	$179,663	$193,345	(7.1)
Total Company
Circulation	$245,132	$233,291	5.1	$486,921	$460,285	5.8
Advertising	207,454	220,228	(5.8)	398,621	435,462	(8.5)
Other	32,777	36,283	(9.7)	65,754	69,487	(5.4)
Total	$485,363	$489,802	(0.9)	$951,296	$965,234	(1.4)

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

Circulation revenues increased in the second quarter and first six months of 2013 compared with the same prior-year periods mainly due to digital subscription initiatives and the increase in print circulation prices at the Times and the Globe in 2013, offset by a decline in print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions were $38.3 million in the second quarter of 2013 and $75.1 million in the first six months of 2013, an increase of 44.1% and 51.7%, respectively, compared with prior-year periods.

Advertising Revenues
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. During the second quarter and first six months of 2013, advertising revenues remained under pressure due to ongoing secular trends and economic factors. In addition, the increasingly complex and fragmented digital advertising marketplace contributed to declines in digital advertising revenues. The market for standard Web-based digital display advertising continues to experience challenges due to the abundance of available advertising inventory and a shift toward digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audience at scale, causing downward pricing pressure.
Total advertising revenues decreased 5.8% in the second quarter of 2013 and 8.5% in the first six months of 2013 compared with the same prior-year periods due to lower print and digital advertising revenues across most advertising categories. Print advertising revenues, which represented approximately 75% of total advertising revenues, declined 6.8% in the second quarter of 2013 and 10.0% in the first six months of 2013, mainly due to lower national and retail advertising revenues, compared with the same prior-year periods. Digital advertising revenues declined 2.7% in the second quarter of 2013 and 3.3% in the first six months of 2013, primarily due to declines in the real estate and help-wanted classified advertising categories and in national, compared with the same prior-year periods. During the second quarter of 2013, total advertising revenues decreased 2.3% in April, 12.0% in May and 3.5% in June compared with the same prior-year periods in 2012.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012	% Change	June 30, 2013	June 24, 2012	% Change
National	$142,284	$147,486	(3.5)	$272,389	$292,883	(7.0)
Retail	31,332	35,971	(12.9)	60,494	70,272	(13.9)
Classified	27,869	30,484	(8.6)	54,870	60,777	(9.7)
Other	5,969	6,287	(5.1)	10,868	11,530	(5.7)
Total Company	$207,454	$220,228	(5.8)	$398,621	$435,462	(8.5)

Below is a percentage breakdown of advertising revenues in the first six months of 2013 (print and digital) by division.

			Classified
	National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenues	Total
The New York Times Media Group	78%	12%	2%	4%	—%	3%	9%	1%	100%
New England Media Group	32%	28%	6%	5%	12%	7%	30%	10%	100%
Total Company	68%	15%	3%	4%	3%	4%	14%	3%	100%

The New York Times Media Group

Total advertising revenues decreased in the second quarter and the first six months of 2013 compared with the same periods in 2012 due to lower print and digital advertising revenues. Print advertising revenues were affected by declines in advertiser spending in several advertising categories, reflecting the secular transformation of our industry and the uncertain economic environment. These market factors, in addition to an increasingly competitive landscape, also contributed to reduced spending on digital platforms and pricing pressure in digital advertising. Digital advertising revenues declined primarily in the real estate and help-wanted classified advertising categories, offset in part by higher national display advertising revenues during the second quarter of 2013.

During the second quarter and first six months of 2013, advertising revenues were affected by declines in total national, retail and classified advertising revenues. In the second quarter of 2013, total national advertising revenues decreased mainly driven by declines in the corporate, advocacy and studio entertainment categories, partly offset by growth in the luxury category. During the first six months of 2013, national advertising revenues decreased mainly driven by declines in studio entertainment, financial services and hotels, partly offset by growth in the luxury category. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the department stores category. Secular changes in our industry coupled with the uncertain economic environment contributed to declines in total classified advertising revenues, primarily in the real estate and help-wanted categories.

New England Media Group

Total advertising revenues declined in the second quarter and first six months of 2013 compared with the same periods in 2012 due to declines in both print and digital advertising revenues. The decline in print advertising revenues was driven by lower advertising in most categories, reflecting secular forces in our industry and the uncertain national and local economic environment. The decrease in digital advertising revenues was mainly due to reduced spending in the national, retail and real estate classified advertising revenues, partially offset by higher automotive classified advertising revenues.

During the second quarter and the first six months of 2013, total advertising revenues declined primarily due to lower national, retail and classified advertising revenues. Total national advertising revenues decreased primarily due to declines in the corporate and travel categories. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the department stores category. Secular changes in our industry, coupled with the uncertain economic environment, contributed to declines in total classified advertising revenues, primarily in the real estate and other categories.

Other Revenues

Other revenues primarily consist of revenues from news services/syndication, commercial printing and distribution, rental income, digital archives and direct mail advertising services. Other revenues decreased in the second quarter and first six months of 2013 compared with the same periods in 2012 mainly due to our exit from the education business at the end of 2012 and decreases in commercial printing and distribution revenues.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012	% Change	June 30, 2013	June 24, 2012	% Change
Production costs:
Raw materials	$28,854	$33,596	(14.1)	$58,947	$66,959	(12.0)
Wages and benefits	106,090	107,153	(1.0)	215,219	215,786	(0.3)
Other	57,452	61,829	(7.1)	114,496	122,540	(6.6)
Total production costs	192,396	202,578	(5.0)	388,662	405,285	(4.1)
Selling, general and administrative costs	217,928	220,236	(1.0)	442,131	449,360	(1.6)
Depreciation and amortization	21,608	22,920	(5.7)	43,408	53,036	(18.2)
Total operating costs	$431,932	$445,734	(3.1)	$874,201	$907,681	(3.7)

Production Costs

Production costs decreased in the second quarter of 2013 compared with the same period in 2012 mainly due to lower raw materials expense (approximately $5 million), primarily newsprint, benefits expense (approximately $2 million)and outside printing costs (approximately $2 million). Newsprint expense declined 14.9% in the second quarter of 2013 compared with the same period in 2012, with 9.9% from lower consumption and 5.1% from lower pricing. Benefits expense was lower mainly due to a decline in pension costs. Cost-savings from contract negotiations primarily contributed to the decline in outside printing costs.

Production costs decreased in the first six months of 2013 compared with the same period in 2012 primarily due to lower raw materials expense (approximately $8 million), primarily newsprint, benefits expense (approximately $4 million), outside printing costs (approximately $4 million) and various other costs, offset in part by higher compensation costs (approximately $3 million) due to new hires and annual salary increases. Newsprint expense declined 13.1% in the first six months of 2013 compared with the same period in 2012, with 8.7% from lower consumption and 4.4% from lower pricing. Benefits expense was lower mainly due to a decline in pension costs. Cost-savings from contract negotiations primarily contributed to the decline in outside printing costs.

Selling, General and Administrative Costs
Selling, general and administrative costs decreased in the second quarter of 2013 compared with the same period in 2012 primarily due to lower benefits expense (approximately $5 million) and compensation costs (approximately $3 million), offset in part by higher professional fees (approximately $2 million), from an increased use of consulting services, and various other costs. Benefits expense was lower mainly due to a decline in pension costs. Compensation costs decreased mainly due to lower salary and staffing levels.

Selling, general and administrative costs decreased in the first six months of 2013 compared with the same prior-year period primarily due to lower compensation costs (approximately $9 million), benefits expense (approximately $6 million) and distribution costs (approximately $3 million) offset in part by higher professional fees (approximately $5 million), from an increased use of consulting services, and various other costs. Compensation costs decreased mainly due to lower salary and staffing levels. Benefits expense was lower mainly due to a decline in pension costs. Lower distribution costs mainly resulted from a decline in print copies sold.

Depreciation and Amortization

Depreciation and amortization expense decreased in the first six months of 2013 compared with the first six months of 2012 primarily due to the $6.7 million of accelerated depreciation expense recognized in the first quarter of 2012 for certain assets at the T&G’s facility in Millbury, Mass., associated with the consolidation of most of the T&G’s printing into the Globe’s facility in Boston, which was completed early in the second quarter of 2012.

Non-Operating Items

Joint Ventures

Loss from joint ventures was $0.5 million in the second quarter of 2013 compared with income from joint ventures of $1.1 million in the second quarter of 2012 primarily due to lower results for the paper mills in which we have an investment.

Loss from joint ventures was $3.4 million in the first six months of 2013 compared with income from joint ventures of $1.1 million in the same period of 2012 primarily due to lower results for the paper mills in which we have an investment.

Gain on Sale of Investment

In the second quarter of 2012, we sold our 210 units in Fenway Sports Group, resulting in a pre-tax gain of $37.8 million. In the first quarter of 2012, we sold 100 of our units in Fenway Sports Group, resulting in a pre-tax gain of $17.8 million. The sales resulted in a pre-tax gain of $55.6 million in the first six months of 2012.

Impairment of Investments

In the first quarter of 2012, we recorded a non-cash impairment charge of $4.9 million to reduce the carrying value of certain investments to fair value. The impairment charge was primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Cash interest expense	$13,892	$14,434	$27,145	$28,796
Non-cash amortization of discount on debt	1,103	1,098	2,267	2,257
Capitalized interest	—	(7)	—	(14)
Interest income	(349)	(61)	(692)	(123)
Total interest expense, net	$14,646	$15,464	$28,720	$30,916

“Interest expense, net” decreased in the second quarter and first six months of 2013 compared with the same prior-year periods mainly due to the payment at maturity on September 26, 2012, of all $75.0 million outstanding aggregate principal amount of our 4.610% senior notes.

Income Taxes
We had an income tax expense of $18.2 million and $21.5 million in the second quarter and first six months of 2013 compared to $29.4 million and $31.2 million, respectively, for the second quarter and first six months of 2012. Our effective tax rate was 47.4% and 47.8% for the second quarter and first six months ended June 30, 2013 compared to 43.6% and 39.8%, respectively, for the second quarter and first six months ended June 24, 2012. Changes in reserves for uncertain tax positions and various permanent differences relative to our pre-tax income from continuing operations had an unfavorable impact on the effective tax rate for the second quarter and first six months ended June 30, 2013.

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

The 2012 results of operations for the About Group and the Regional Media Group presented as discontinued operations are summarized below.

	For the Quarter Ended			For the Six Months Ended
	June 24, 2012			June 24, 2012
(In thousands)	About Group	Regional Media Group	Total	About Group	Regional Media Group	Total
Revenues	$25,410	$—	$25,410	$49,354	$6,115	$55,469
Total operating costs	17,505	—	17,505	34,453	8,017	42,470
Impairment of goodwill	194,732	—	194,732	194,732	—	194,732
Pre-tax loss	(186,827)	—	(186,827)	(179,831)	(1,902)	(181,733)
Income tax benefit	(65,643)	—	(65,643)	(62,968)	(736)	(63,704)
Loss from discontinued operations, net of income taxes	(121,184)	—	(121,184)	(116,863)	(1,166)	(118,029)
(Loss)/gain on sale, net of income taxes
Loss on sale	—	(7,026)	(7,026)	—	(4,717)	(4,717)
Income tax benefit(1)	—	2,521	2,521	—	30,448	30,448
(Loss)/gain on sale, net of income taxes	—	(4,505)	(4,505)	—	25,731	25,731
(Loss)/income from discontinued operations, net of income taxes	$(121,184)	$(4,505)	$(125,689)	$(116,863)	$24,565	$(92,298)

(1)	The income tax benefit for the Regional Media Group included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.
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

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of June 30, 2013, we had cash, cash equivalents and short- and long-term marketable securities of approximately $918 million and total debt and capital lease obligations of approximately $694 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $224 million. Our cash, cash equivalents and marketable securities decreased since the end of 2012, due in part to contributions of approximately $68 million to certain qualified pension plans and income tax payments of approximately $50 million during the first six months of 2013, offset by cash from our current operations. We expect our cash position to improve with the proceeds from the sale of the New England Media Group and our equity interest in Metro Boston.

Approximately $65 million of our contribution for the first six months of 2013 was made to The New York Times Newspaper Guild pension plan, of which $28 million was estimated to be necessary to satisfy minimum funding requirements in 2013 or contractually required. Including the first six months of contributions, we expect to make total contributions of approximately $75 million in 2013 to our qualified pension plans. In addition, during the second quarter of 2013, we purchased $5.0 million principal amount of our 6.625% senior notes due December 15, 2016 (“6.625% Notes”).

Capital Resources

Sources and Uses of Cash

Cash flows (used in)/provided by category were as follows:

	For the Six Months Ended
(In thousands)	June 30, 2013	June 24, 2012
Operating Activities	$(26,562)	$73,871
Investing Activities	$(429,862)	$41,629
Financing Activities	$(5,314)	$(73)

Operating Activities

Operating cash inflows include cash receipts from circulation and advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash used in operating activities increased in the first six months of 2013 compared with the same prior-year period primarily due to higher pension contributions and income tax payments. We made contributions to certain qualified pension plans of approximately $68 million in the first six months of 2013 compared with approximately $24 million in the first six months of 2012. We also made income tax payments of approximately $50 million in the first six months of 2013 compared with approximately $2 million in the first six months of 2012.

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

In the first six months of 2013, net cash used in investing activities was primarily due to net purchases of marketable securities. In the first six months of 2012, net cash provided by investing activities was mainly due to proceeds from the sale of the Regional Media Group on January 6, 2012, and the sale of 100 of our units in Fenway Sports Group in February 2012 and 210 units in May 2012, offset by net purchases of marketable securities and capital expenditures.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, long-term debt and capital lease obligations.

In the first six months of 2013, net cash used in financing activities was primarily due to the repurchase of $5.0 million of our 6.625% Notes and repayments of capital lease obligations, offset by funds from stock option exercises. See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Restricted Cash

We were required to maintain $22.3 million of restricted cash as of June 30, 2013, subject to certain collateral requirements, primarily for obligations under our workers’ compensation programs.

Third-Party Financing

As of June 30, 2013, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	June 30, 2013	December 30, 2012
Senior notes due 2015	5.0%	$244,040	$244,022
Senior notes due 2016	6.625%	216,900	221,523
Option to repurchase ownership interest in headquarters building in 2019		226,372	224,510
Total debt		687,312	690,055
Short-term capital lease obligations(1)		115	164
Long-term capital lease obligations		6,846	6,859
Total capital lease obligations		6,961	7,023
Total debt and capital lease obligations		$694,273	$697,078

(1)	Included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.
Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $819 million as of June 30, 2013, and $840 million as of December 30, 2012.

During the second quarter of 2013, we repurchased approximately $5.0 million principal amount of our 6.625% Notes and recorded a $0.6 million pre-tax charge in connection with the repurchase.
We were in compliance with our covenants under our third-party financing arrangements as of June 30, 2013.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 30, 2012. As of June 30, 2013, our critical accounting policies have not changed from December 30, 2012.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 30, 2012. Other than as described below, as of June 30, 2013, our contractual obligations and off-balance sheet arrangements have not changed materially from December 30, 2012. Our expected benefit payments, under our pension plans, have been adjusted as a result of the prior period adjustment to correct an error in the actuarial valuation of accrued benefits (See Note 3 of our Condensed Consolidated Financial Statements). As adjusted, our contractual obligations with respect to benefit plans are as follows:

	Payment due in
(In thousands)	Total	2013	2014-2015	2016-2017	Later Years
Benefit plans(1)	$1,239,969	$115,001	$231,886	$243,218	$649,864

(1)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 30, 2012, details our disclosures about market risk. As of June 30, 2013, there were no material changes in our market risks from December 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2013. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

On April 8, 2013, we issued 324 shares of Class A Common Stock to holders of Class B Common Stock upon the conversion of such Class B shares into Class A shares. The conversion, which was in accordance with our Certificate of Incorporation, did not involve a public offering and was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
April 1, 2013 – May 5, 2013	—	—	—	$91,386,000
May 6, 2013 – June 2, 2013	—	—	—	$91,386,000
June 3, 2013 – June 30, 2013	—	—	—	$91,386,000
Total for the second quarter of 2013	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the second quarter of 2013, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of August 2, 2013, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: August 8, 2013	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2013

Exhibit No.

10.1	Amendment No. 2 to The New York Times Company Savings Restoration Plan, amended effective January 1, 2011.

10.2	Amendment No. 3 to The New York Times Company Supplemental Executive Savings Plan, amended effective January 1, 2011.

10.3	Amendment Nos. 1 and 2 to The New York Times Companies Supplemental Retirement and Investment Plan, amended effective January 1, 2012 and November 1, 2012, respectively.

10.4	Letter agreement, dated as of May 15, 2013, between The New York Times Company and Christopher Mayer.

12	Ratio of Earnings to Fixed Charges.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.