Form 10-Q
period 2013-09-29
NEW YORK TIMES CO
filed 2013-11-07
CIK 71691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐     No  ☒
Number of shares of each class of the registrant’s common stock outstanding as of November 1, 2013 (exclusive of treasury shares):

Class A Common Stock	148,943,075	shares
Class B Common Stock	818,061	shares

THE NEW YORK TIMES COMPANY
INDEX

	ITEM NO.
PART I		Financial Information	1
Item	1	Financial Statements	1
		Condensed Consolidated Balance Sheets as of September 29, 2013 (unaudited) and December 30, 2012	1
		Condensed Consolidated Statements of Operations (unaudited) for the quarter and nine months ended September 29, 2013 and September 23, 2012	3
		Condensed Consolidated Statements of Comprehensive Income/(Loss) (unaudited) for the quarter and nine months ended September 29, 2013 and September 23, 2012	4
		Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 29, 2013 and September 23, 2012	5
		Notes to the Condensed Consolidated Financial Statements	6
Item	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item	3	Quantitative and Qualitative Disclosures about Market Risk	31
Item	4	Controls and Procedures	31

PART II		Other Information	32
Item	1	Legal Proceedings	32
Item	1A	Risk Factors	32
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item	6	Exhibits	32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 29, 2013	December 30, 2012
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$390,008	$820,490
Short-term marketable securities	382,795	134,820
Accounts receivable (net of allowances of $15,153 in 2013 and $15,452 in 2012)	164,282	197,589
Inventories:
Newsprint and magazine paper	7,184	5,609
Other inventory	1,318	1,728
Total inventories	8,502	7,337
Deferred income taxes	58,214	58,214
Other current assets	46,522	42,067
Assets held for sale	97,640	137,050
Total current assets	1,147,963	1,397,567
Other assets
Long-term marketable securities	165,378	4,444
Investments in joint ventures	36,171	40,872
Property, plant and equipment (less accumulated depreciation and amortization of $852,526 in 2013 and $807,976 in 2012)	721,171	773,469
Goodwill	124,524	122,691
Deferred income taxes	267,933	280,523
Miscellaneous assets	165,130	166,214
Total assets	$2,628,270	$2,785,780
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS-(Continued)
(In thousands, except share and per share data)

	September 29, 2013	December 30, 2012
	(Unaudited)
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$83,980	$88,990
Accrued payroll and other related liabilities	70,651	86,772
Unexpired subscriptions	58,006	57,336
Accrued expenses and other	121,284	118,753
Accrued income taxes	131	38,932
Liabilities held for sale	30,963	32,373
Total current liabilities	365,015	423,156
Other liabilities
Long-term debt and capital lease obligations	682,983	696,752
Pension benefits obligation	642,612	737,889
Postretirement benefits obligation	106,290	110,347
Other	145,289	152,000
Total other liabilities	1,577,174	1,696,988
Stockholders’ equity
Common stock of $.10 par value:
Class A – authorized 300,000,000 shares; issued: 2013 – 151,038,187; 2012 – 150,270,975 (including treasury shares: 2013 – 2,253,155; 2012 – 2,483,537)	15,109	15,027
Class B – convertible – authorized and issued shares: 2013 – 818,061; 2012 – 818,385 (including treasury shares: 2013 – none; 2012 – none)	82	82
Additional paid-in capital	30,355	25,610
Retained earnings	1,223,945	1,230,450
Common stock held in treasury, at cost	(88,062)	(96,278)
Accumulated other comprehensive loss, net of income taxes:
Foreign currency translation adjustments	12,107	11,327
Unrealized gain/(loss) on available-for-sale security	114	(431)
Funded status of benefit plans	(510,576)	(523,462)
Total accumulated other comprehensive loss, net of income taxes	(498,355)	(512,566)
Total New York Times Company stockholders’ equity	683,074	662,325
Noncontrolling interest	3,007	3,311
Total stockholders’ equity	686,081	665,636
Total liabilities and stockholders’ equity	$2,628,270	$2,785,780
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	For the Quarters Ended		For the Nine Months Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(13 weeks)		(39 weeks)
Revenues
Circulation	$204,156	$194,739	$616,603	$578,914
Advertising	138,018	140,880	454,595	485,368
Other	19,564	19,718	62,172	62,945
Total revenues	361,738	355,337	1,133,370	1,127,227
Operating costs
Production costs:
Raw materials	21,064	24,343	66,913	75,963
Wages and benefits	82,387	80,696	247,199	242,742
Other	49,144	52,331	148,286	155,173
Total production costs	152,595	157,370	462,398	473,878
Selling, general and administrative costs	169,824	169,459	519,610	524,611
Depreciation and amortization	20,293	19,594	57,981	60,488
Total operating costs	342,712	346,423	1,039,989	1,058,977
Pension withdrawal expense	6,171	—	6,171	—
Operating profit	12,855	8,914	87,210	68,250
Gain on sale of investment	—	—	—	55,645
Impairment of investments	—	600	—	5,500
(Loss)/income from joint ventures	(123)	1,010	(3,398)	2,089
Interest expense, net	15,454	15,490	44,169	46,406
(Loss)/income from continuing operations before income taxes	(2,722)	(6,166)	39,643	74,078
Income tax expense/(benefit)	2,578	(3,187)	21,473	28,446
(Loss)/income from continuing operations	(5,300)	(2,979)	18,170	45,632
(Loss)/income from discontinued operations, net of income taxes	(18,987)	5,703	(18,995)	(88,007)
Net (loss)/income	(24,287)	2,724	(825)	(42,375)
Net loss attributable to the noncontrolling interest	61	21	304	101
Net (loss)/income attributable to The New York Times Company common stockholders	$(24,226)	$2,745	$(521)	$(42,274)
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(5,239)	$(2,958)	$18,474	$45,733
(Loss)/income from discontinued operations, net of income taxes	(18,987)	5,703	(18,995)	(88,007)
Net (loss)/income	$(24,226)	$2,745	$(521)	$(42,274)
Average number of common shares outstanding:
Basic	150,033	148,254	149,724	148,042
Diluted	150,033	148,254	156,460	151,762
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.03)	$(0.02)	$0.12	$0.31
(Loss)/income from discontinued operations, net of income taxes	(0.13)	0.04	(0.13)	(0.59)
Net (loss)/income	$(0.16)	$0.02	$(0.01)	$(0.28)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.03)	$(0.02)	$0.12	$0.30
(Loss)/income from discontinued operations, net of income taxes	(0.13)	0.04	(0.12)	(0.58)
Net (loss)/income	$(0.16)	$0.02	$—	$(0.28)
Dividends declared per share	$0.04	$—	$0.04	$—
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(Unaudited)
(In thousands)

	For the Quarters Ended		For the Nine Months Ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
	(13 weeks)		(39 weeks)
Net (loss)/income	$(24,287)	$2,724	$(825)	$(42,375)
Other comprehensive income/(loss), before tax:
Foreign currency translation adjustments	3,261	3,251	1,497	(1,148)
Unrealized derivative gain on cash-flow hedge of equity method investment	—	—	—	1,143
Unrealized gain/(loss) on available-for-sale security	1,022	(2,338)	908	1,251
Pension and postretirement benefits obligation	6,597	5,817	21,454	1,356
Other comprehensive income, before tax	10,880	6,730	23,859	2,602
Income tax expense	4,196	2,539	9,648	732
Other comprehensive income, net of tax	6,684	4,191	14,211	1,870
Comprehensive (loss)/income	(17,603)	6,915	13,386	(40,505)
Comprehensive loss attributable to the noncontrolling interest	61	21	304	101
Comprehensive (loss)/income attributable to The New York Times Company common stockholders	$(17,542)	$6,936	$13,690	$(40,404)
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended
	September 29, 2013	September 23, 2012
	(39 weeks)
Cash flows from operating activities
Net loss	$(825)	$(42,375)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Impairment of assets	34,300	194,732
Pension withdrawal expense	14,168	—
Gain on sale of investment	—	(55,645)
Impairment of investments	—	5,500
Loss on sale of Regional Media Group	—	4,717
Depreciation and amortization	64,799	82,538
Stock-based compensation expense	6,905	5,618
Undistributed loss of equity method investments	5,004	2,418
Long-term retirement benefit obligations	(92,311)	(33,650)
Deferred income taxes	4,124	(63,404)
Other–net	20,550	8,862
Changes in operating assets and liabilities–net of dispositions:
Accounts receivable–net	40,261	49,218
Inventories	(56)	3,311
Other current assets	4,871	(1,575)
Accounts payable and other liabilities	(92,070)	(39,635)
Unexpired subscriptions	350	3,639
Net cash provided by operating activities	10,070	124,269
Cash flows from investing activities
Purchases of marketable securities	(697,572)	(439,700)
Maturities of marketable securities	283,150	264,806
Capital expenditures	(11,660)	(29,978)
Change in restricted cash	2,000	3,287
(Purchase of)/proceeds from investments–net	(499)	96,431
Proceeds from sale of Regional Media Group	—	140,044
Net cash (used in)/provided by investing activities	(424,581)	34,890
Cash flows from financing activities
Long-term obligations:
Repayment of debt and capital lease obligations	(19,825)	(432)
Capital shares:
Issuances from stock option exercises	3,623	536
Net cash (used in)/provided by financing activities	(16,202)	104
(Decrease)/increase in cash and cash equivalents	(430,713)	159,263
Effect of exchange rate changes on cash and cash equivalents	231	(40)
Cash and cash equivalents at the beginning of the year	820,490	175,151
Cash and cash equivalents at the end of the quarter	$390,008	$334,374
See Notes to Condensed Consolidated Financial Statements.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of The New York Times Company’s (the “Company”) management, the Condensed Consolidated Financial Statements present fairly the financial position of the Company as of September 29, 2013 and December 30, 2012, and the results of operations and cash flows of the Company for the periods ended September 29, 2013 and September 23, 2012. The Company and its consolidated subsidiaries are referred to collectively as “we,” “us” or “our.” All adjustments necessary for a fair presentation have been included and are of a normal and recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements were prepared in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain notes or other financial information that are normally required by accounting principles generally accepted in the United States of America have been condensed or omitted from these interim financial statements. These financial statements, therefore, should be read in conjunction with the Consolidated Financial Statements and related Notes included in our Annual Report on Form 10-K for the year ended December 30, 2012. Due to the seasonal nature of our business, operating results for the interim periods are not necessarily indicative of a full year’s operations. The fiscal periods included herein comprise 13 weeks for the third-quarter periods and 39 weeks for the nine-month periods.

For comparability, certain prior-year amounts have been reclassified to conform with the 2013 presentation. Specifically, the reclassifications relate to discontinued operations in the third quarter of 2013 (see Note 11) and prior period pension adjustments associated with an error in the actuarial valuation of accrued benefits as disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2013.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of September 29, 2013, our significant accounting policies, which are detailed in our Annual Report on Form 10-K for the year ended December 30, 2012, have not changed. In the first quarter of 2013, we added a significant accounting policy related to our investments in marketable securities.

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

Recently adopted accounting pronouncement

At the beginning of our 2013 fiscal year, we adopted new guidance for the presentation of amounts reclassified from AOCI. The guidance specifically required, either on the face of the financial statements or in the notes, presentation of significant amounts reclassified from AOCI by component for the respective line items of net income. We adopted the new guidance and present the reclassifications in the notes to the financial statements. See Note 13 for additional information regarding amounts reclassified from AOCI.

Recently issued accounting pronouncement

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11 which prescribes that a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations in which a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date under the tax law of a jurisdiction or the tax law of a jurisdiction does not require it, and the Company does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance becomes effective for the Company on January 1, 2014 and will be applied on a prospective basis. We do not anticipate the adoption of this guidance will have a material impact on our financial statements.
NOTE 3. MARKETABLE SECURITIES

Our marketable debt and equity securities consisted of the following:

(In thousands)	September 29, 2013	December 30, 2012
Short-term marketable securities
Marketable debt securities
U.S Treasury securities	$143,524	$124,831
Corporate debt securities	79,331	—
U.S. agency securities	51,145	—
Municipal securities	45,495	—
Certificates of deposit	32,523	—
Commercial paper	30,777	9,989
Total short-term marketable securities	$382,795	$134,820
Long-term marketable securities
Marketable debt securities
Corporate debt securities	$100,129	$—
U.S. agency securities	53,537	—
Municipal securities	7,018	—
Total	160,684	—
Marketable equity security
Available-for-sale security	4,694	4,444
Total long-term marketable securities	$165,378	$4,444

Marketable debt securities

As of September 29, 2013, our marketable debt securities had remaining maturities of about 1 month to 36 months.

Marketable equity security

Our investment in the common stock of Brightcove, Inc. is accounted for as available-for-sale and stated at fair value. Changes in the fair value of our available-for-sale security are recognized as unrealized gains or losses within “Long-term marketable securities” and “Accumulated other comprehensive loss, net of income taxes” in our Condensed Consolidated Balance Sheets and “Unrealized gain/(loss) on available-for-sale security” in our Condensed Consolidated Statements of Comprehensive Income/(Loss). During the quarter ended September 29, 2013, we recognized an unrealized gain of $1.0 million ($0.6 million, net of tax).

See Note 8 for additional information regarding the fair value of our marketable securities.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 4. GOODWILL

The following table displays the carrying amount of goodwill as of September 29, 2013, and December 30, 2012:

(In thousands)	Total Company
Balance as of December 26, 2011
Goodwill	$927,909
Accumulated impairment losses	(805,218)
Balance as of December 30, 2012	122,691
Goodwill transferred to held for sale (1)	—
Foreign currency translation	1,833
Balance as of September 29, 2013	$124,524
(1) See Note 11 for additional information regarding the assets and liabilities held for sale for the New England Media Group.

The foreign currency translation line item reflects changes in goodwill resulting from fluctuating exchange rates related to the consolidation of the International Herald Tribune.
NOTE 5. INVESTMENTS

Equity Method Investments/Joint Ventures

As of September 29, 2013, our investments in joint ventures consisted of equity ownership interests in the following entities:

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
Impairment of Investments
In the first nine months of 2012, we recorded a non-cash impairment charge of $5.5 million to reduce the carrying value of certain investments to fair value. The impairment charge was primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 6. DEBT OBLIGATIONS
As of September 29, 2013, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	September 29, 2013	December 30, 2012
Senior notes due 2015	5.0%	$244,048	$244,022
Senior notes due 2016	6.625%	204,924	221,523
Option to repurchase ownership interest in headquarters building in 2019		227,300	224,510
Total debt		676,272	690,055
Short-term capital lease obligations(1)		47	123
Long-term capital lease obligations		6,711	6,697
Total capital lease obligations		6,758	6,820
Total debt and capital lease obligations		$683,030	$696,875
(1) Included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.
See Note 8 for information regarding the fair value of our long-term debt.
During the third quarter of 2013, we repurchased $12.4 million principal amount of our 6.625% senior unsecured notes due December 15, 2016 (“6.625% Notes”) and recorded a $1.5 million pre-tax charge in connection with the repurchase. During the first nine months of 2013, we repurchased $17.4 million principal amount of our 6.625% Notes and recorded a $2.1 million pre-tax charge in connection with the repurchases.
“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Cash interest expense	$14,494	$14,453	$41,635	$43,249
Non-cash amortization of discount on debt	1,355	1,129	3,622	3,386
Capitalized interest	—	—	—	(14)
Interest income	(395)	(92)	(1,088)	(215)
Total interest expense, net	$15,454	$15,490	$44,169	$46,406

NOTE 7. OTHER

Severance Costs

We recognized severance costs of $0.6 million in the third quarter of 2013 and $8.3 million in the first nine months of 2013. These costs are recorded in “Selling, general and administrative costs” in our Condensed Consolidated Statements of Operations. As of September 29, 2013, we had a severance liability of $9.5 million included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.

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
Assets/Liabilities Measured and Recorded at Fair Value on a Recurring Basis
The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2013, and December 30, 2012:

(In thousands)	September 29, 2013
	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$4,694	$4,694	$—	$—
Liabilities
Deferred compensation	$48,497	$48,497	$—	$—

(In thousands)	December 30, 2012
	Total	Level 1	Level 2	Level 3
Assets
Available-for-sale security	$4,444	$4,444	$—	$—
Liabilities
Deferred compensation	$52,882	$52,882	$—	$—
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
Assets Measured and Recorded at Fair Value on a Non-Recurring Basis
Certain non-financial assets, such as goodwill, other intangible assets, property, plant and equipment and certain investments, that were part of operations that have been classified as discontinued operations are only recorded at fair value if an impairment charge is recognized. The following table presents non-financial assets that were measured and recorded at fair value on a non-recurring basis and the impairment losses recorded during 2013 on those assets:

(In thousands)	Carrying Value	Fair Value Measured and Recorded Using			Impairment Losses
	September 29, 2013	Level 1	Level 2	Level 3	2013
Property, plant and equipment (1)	$55,056	$—	$—	$55,056	$34,300

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

(1)
Impairment losses related to the New England Media Group are included within “(Loss)/income from discontinued operations, net of income taxes” in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 29, 2013. See Note 11 for additional information.

Included in impairment of assets in 2013 is the impairment of fixed assets held for sale that related to the New England Media Group. During the third quarter of 2013, we estimated the fair value less cost to sell of the group held for sale, using unobservable inputs (Level 3). We recorded a $34.3 million non-cash charge in the third quarter of 2013 for fixed assets at the New England Media Group to reduce the carrying value of fixed assets to their fair value less cost to sell.
Financial Instruments Disclosed, But Not Recorded, at Fair Value
Our marketable debt securities, which include U.S. Treasury securities, corporate debt securities, U.S. government agency securities, municipal securities, certificates of deposit and commercial paper, are recorded at amortized cost (see Note 3). As of September 29, 2013 and December 30, 2012, the amortized cost approximated fair value. We classified these investments as Level 2 since the fair value estimates are based on market observable inputs for investments with similar terms and maturities.
The carrying value of our long-term debt was approximately $676 million as of September 29, 2013 and $690 million as of December 30, 2012. The fair value of our long-term debt was approximately $814 million as of September 29, 2013 and $840 million as of December 30, 2012. We estimate the fair value of our debt utilizing market quotations for debt that have quoted prices in active markets. Since our debt does not trade on a daily basis in an active market, the fair value estimates are based on market observable inputs based on borrowing rates currently available for debt with similar terms and average maturities (Level 2).
NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension

Single-Employer Plans

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

	For the Quarters Ended
	September 29, 2013			September 23, 2012
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$2,323	$256	$2,579	$2,894	$377	$3,271
Interest cost	19,284	2,643	21,927	23,592	3,122	26,714
Expected return on plan assets	(31,063)	—	(31,063)	(29,614)	—	(29,614)
Amortization of prior service (credit)/cost	(486)	—	(486)	201	—	201
Recognized actuarial loss	8,442	1,312	9,754	7,229	1,122	8,351
Net periodic pension (income)/cost	$(1,500)	$4,211	$2,711	$4,302	$4,621	$8,923

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	For the Nine Months Ended
	September 29, 2013			September 23, 2012
(In thousands)	Qualified Plans	Non- Qualified Plans	All Plans	Qualified Plans	Non- Qualified Plans	All Plans
Service cost	$6,968	$768	$7,736	$8,794	$1,131	$9,925
Interest cost	57,858	7,929	65,787	70,832	9,366	80,198
Expected return on plan assets	(93,188)	—	(93,188)	(88,805)	—	(88,805)
Amortization of prior service (credit)/cost	(1,459)	—	(1,459)	603	—	603
Recognized actuarial loss	25,327	3,935	29,262	21,681	3,367	25,048
Net periodic pension (income)/cost	$(4,494)	$12,632	$8,138	$13,105	$13,864	$26,969

In the first nine months of 2013, we made pension contributions of approximately $71 million to certain qualified pension plans. Approximately $65 million of our year-to-date 2013 contributions was made to The New York Times Newspaper Guild pension plan, of which $28 million was estimated to be necessary to satisfy minimum funding requirements in 2013 or contractually required. Including the first nine months of contributions, we expect to make total contributions of approximately $75 million in 2013 to our qualified pension plans.

Multiemployer Plans

In the third quarter of 2013, we recorded a $6.2 million charge related to a partial withdrawal obligation under a multiemployer pension plan.

Other Postretirement Benefits

The components of net periodic postretirement benefit income were as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Service cost	$285	$239	$855	$717
Interest cost	1,009	1,246	3,027	3,738
Amortization of prior service credit	(3,693)	(3,778)	(11,078)	(11,334)
Recognized actuarial loss	1,022	832	3,066	2,496
Net periodic postretirement benefit income	$(1,377)	$(1,461)	$(4,130)	$(4,383)

In the first quarter of 2012, we sold the Regional Media Group (see Note 11). The sale significantly reduced the expected years of future service for current employees, resulting in a remeasurement and curtailment of a postretirement benefit plan. We recognized a curtailment gain of $27.2 million in the first quarter of 2012. The curtailment gain is included in the gain on the sale within “(Loss)/income from discontinued operations, net of income taxes” in the Condensed Consolidated Statements of Operations.

NOTE 10. INCOME TAXES

We had an income tax expense of $2.6 million on a pre-tax loss of $2.7 million in the third quarter of 2013 and income tax expense of $21.5 million (effective tax rate of 54.2%) in the first nine months of 2013. Included in the tax expense for the third quarter of 2013 is a charge of $1.5 million related to the remeasurement of deferred tax assets in connection with the sale of the New England Media Group.

The Company had an income tax benefit of $3.2 million (effective tax rate of 51.7%) in the third quarter of 2012 and income tax expense of $28.4 million (effective tax rate of 38.4%) in the first nine months of 2012.

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

NOTE 11. DISCONTINUED OPERATIONS

New England Media Group

On August 3, 2013, we entered into an agreement to sell the New England Media Group, consisting of The Boston Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related businesses, to an acquisition company. On October 24, 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group. See Note 16 for additional information regarding this sale. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented and certain assets and liabilities are classified as held for sale for all periods presented.

As a result, we triggered complete or partial withdrawal obligations under several multiemployer pension plans. Accordingly, we recorded a pension withdrawal expense estimated to be approximately $8 million in the third quarter of 2013. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to us.

The carrying value of goodwill and intangible assets associated with the New England Media Group had been previously written down to zero. During the third quarter of 2013, we estimated the fair value less cost to sell of the group, which resulted in a $34.3 million impairment charge for fixed assets at the New England Media Group.

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

Regional Media Group

On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. In 2012, the sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million). The results of operations of the Regional Media Group have been classified as discontinued operations for all periods presented in 2012.

The results of operations for the New England Media Group, the About Group and the Regional Media Group presented as discontinued operations are summarized below.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

	For the Quarters Ended
	September 29, 2013				September 23, 2012
(In thousands)	New England Media Group	About Group	Regional Media Group	Total	New England Media Group	About Group	Regional Media Group	Total
Revenues	$89,073	$—	$—	$89,073	$93,691	$25,616	$—	$119,307
Total operating costs	85,157	—	—	85,157	93,233	16,687	—	109,920
Pension withdrawal expense(1)	7,997	—	—	7,997	—	—	—	—
Impairment of assets	34,300	—	—	34,300	—	—	—	—
(Loss)/income from joint ventures	(82)	—	—	(82)	17	—	—	17
Interest expense, net	3	—	—	3	7	—	—	7
Pre-tax (loss)/income	(38,466)	—	—	(38,466)	468	8,929	—	9,397
Income tax (benefit)/expense	(19,479)	—	—	(19,479)	791	2,903	—	3,694
(Loss)/income from discontinued operations, net of income taxes	$(18,987)	$—	$—	$(18,987)	$(323)	$6,026	$—	$5,703

(1)	The pension withdrawal expense related to estimated charges for complete or partial withdrawal obligations under multiemployer pension plans triggered by the sale of the New England Media Group.

	For the Nine Months Ended
	September 29, 2013				September 23, 2012
(In thousands)	New England Media Group	About Group	Regional Media Group	Total	New England Media Group	About Group	Regional Media Group	Total
Revenues	$268,737	$—	$—	$268,737	$287,035	$74,970	$6,115	$368,120
Total operating costs	262,079	—	—	262,079	288,360	51,140	8,017	347,517
Pension withdrawal expense(1)	7,997	—	—	7,997	—	—	—	—
Impairment of assets(2)	34,300	—	—	34,300	—	194,732	—	194,732
(Loss)/income from joint ventures	(205)	—	—	(205)	(12)	—	—	(12)
Interest expense, net	9	—	—	9	7	—	—	7
Pre-tax loss	(35,853)	—	—	(35,853)	(1,344)	(170,902)	(1,902)	(174,148)
Income tax expense/(benefit)	(16,858)	—	—	(16,858)	391	(60,065)	(736)	(60,410)
Loss from discontinued operations, net of income taxes	(18,995)	—	—	(18,995)	(1,735)	(110,837)	(1,166)	(113,738)
Gain/(loss) on sale, net of income taxes
Loss on sale	—	—	—	—	—	—	(4,717)	(4,717)
Income tax benefit(3)	—	—	—	—	—	—	(30,448)	(30,448)
Gain on sale, net of income taxes	—	—	—	—	—	—	25,731	25,731
(Loss)/income from discontinued operations, net of income taxes	$(18,995)	$—	$—	$(18,995)	$(1,735)	$(110,837)	$24,565	$(88,007)

(1)	The pension withdrawal expense related to estimated charges for complete or partial withdrawal obligations under multiemployer pension plans triggered by the sale of the New England Media Group.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

(2)	Included in the impairment of assets in 2012 is the impairment of goodwill that related to the About Group for the nine months ended September 23, 2012.

(3)	The income tax benefit for the Regional Media Group included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.
Included in impairment of assets in 2013 is the impairment of fixed assets held for sale that related to the New England Media Group. During the third quarter of 2013, we estimated the fair value less cost to sell of the group held for sale, using unobservable inputs (Level 3). We recorded a $34.3 million non-cash charge in the third quarter of 2013 for fixed assets at the New England Media Group to reduce the carrying value of fixed assets to their fair value less cost to sell.

Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the About Group in the second quarter of 2012, we performed an interim impairment test. As of June 24, 2012, the interim impairment test resulted in a $194.7 million non-cash charge in the second quarter of 2012 for the impairment of goodwill at the About Group. The impairment charge reduced the carrying value of goodwill to its fair value.

The assets and liabilities classified as held for sale for the New England Media Group, the About Group and the Regional Media Group are summarized below.

	September 29, 2013				December 30, 2012
(In thousands)	New England Media Group	About Group	Regional Media Group	Total	New England Media Group	About Group	Regional Media Group	Total
Accounts receivable, net	$33,389	$—	$—	$33,389	$40,343	$—	$—	$40,343
Inventories	1,970	—	—	1,970	3,078	—	—	3,078
Property, plant and equipment, net	55,056	—	—	55,056	86,917	—	—	86,917
Other assets	7,225	—	—	7,225	6,712	—	—	6,712
Total assets	97,640	—	—	97,640	137,050	—	—	137,050
Total liabilities	30,963	—	—	30,963	32,373	—	—	32,373
Net liabilities	$66,677	$—	$—	$66,677	$104,677	$—	$—	$104,677

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 12. EARNINGS/(LOSS) PER SHARE

Basic and diluted earnings/(loss) per share have been computed as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands, except per share data)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Amounts attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(5,239)	$(2,958)	$18,474	$45,733
(Loss)/income from discontinued operations, net of income taxes	(18,987)	5,703	(18,995)	(88,007)
Net (loss)/income	$(24,226)	$2,745	$(521)	$(42,274)
Average number of common shares outstanding–Basic	150,033	148,254	149,724	148,042
Incremental shares for assumed exercise of securities	—	—	6,736	3,720
Average number of common shares outstanding–Diluted	150,033	148,254	156,460	151,762
Basic earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.03)	$(0.02)	$0.12	$0.31
(Loss)/income from discontinued operations, net of income taxes	(0.13)	0.04	(0.13)	(0.59)
Net (loss)/income–Basic	$(0.16)	$0.02	$(0.01)	$(0.28)
Diluted earnings/(loss) per share attributable to The New York Times Company common stockholders:
(Loss)/income from continuing operations	$(0.03)	$(0.02)	$0.12	$0.30
(Loss)/income from discontinued operations, net of income taxes	(0.13)	0.04	(0.12)	(0.58)
Net (loss)/income–Diluted	$(0.16)	$0.02	$—	$(0.28)
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
The number of stock options that were excluded from the computation of diluted earnings per share, because they were anti-dilutive, was approximately 13 million in the third quarter of 2013 and 9 million in the first nine months of 2013, approximately 18 million in the third quarter of 2012 and approximately 16 million in the first nine months of 2012.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 13. SUPPLEMENTAL STOCKHOLDERS’ EQUITY INFORMATION

Stockholders’ equity is summarized as follows:

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 30, 2012	$662,325	$3,311	$665,636
Net loss	(521)	(304)	(825)
Other comprehensive income, net of tax	14,211	—	14,211
Effect of issuance of shares	5,767	—	5,767
Dividends declared	(5,985)	—	(5,985)
Stock-based compensation	7,277	—	7,277
Balance as of September 29, 2013	$683,074	$3,007	$686,081

(In thousands)	Total New York Times Company Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
Balance as of December 25, 2011	$533,678	$3,149	$536,827
Net loss	(42,274)	(101)	(42,375)
Other comprehensive income, net of tax	1,870	—	1,870
Effect of issuance of shares	2,094	—	2,094
Stock-based compensation	5,370	—	5,370
Balance as of September 23, 2012	$500,738	$3,048	$503,786

The following table summarizes the changes in AOCI by component as of September 29, 2013:

(In thousands)	Foreign Currency Translation Adjustments	Unrealized Loss on Available-For-Sale Security	Funded Status of Benefit Plans	Total Accumulated Other Comprehensive Loss
Balance as of December 30, 2012	$11,327	$(431)	$(523,462)	$(512,566)
Other comprehensive income before reclassifications, before tax	1,497	908	1,662	4,067
Amounts reclassified from accumulated other comprehensive loss, before tax	—	—	19,792	19,792
Income tax expense	717	363	8,568	9,648
Net current-period other comprehensive income, net of tax	780	545	12,886	14,211
Balance as of September 29, 2013	$12,107	$114	$(510,576)	$(498,355)

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

The following table summarizes the reclassifications from AOCI for the periods ended September 29, 2013:

	For the Quarter Ended September 29, 2013	For the Nine Months Ended September 29, 2013
(In thousands)	Amounts reclassified from accumulated other comprehensive loss
Detail about accumulated other comprehensive loss components
Funded status of benefit plans:
Amortization of prior service credit(1)	$(4,179)	(12,537)
Recognized actuarial loss(1)	10,776	32,328
Total reclassification, before tax	6,597	19,791
Income tax expense	4,196	9,648
Total reclassification, net of tax	$2,401	$10,143

(1)	These items are included in the components of net periodic benefit cost for pension and other retirement benefits. See Note 9 for additional information.

NOTE 14. SEGMENT INFORMATION

We have one reportable segment. Therefore, all required segment information can be found in the condensed consolidated financial statements.
As of September 29, 2013, we had one operating segment: The New York Times Media Group, which includes The New York Times, the International New York Times, NYTimes.com, international.nytimes.com and related businesses. On August 3, 2013, we entered into an agreement to sell substantially all of the assets and operating liabilities of the New England Media Group. The New England Media Group, which includes the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related businesses, has been classified as a discontinued operation for all periods presented. See Note 16 for further information on the sale of the New England Media Group.
Our operating segment generated revenues principally from circulation and advertising. Other revenues primarily consisted of revenues from news services/syndication, rental income and digital archives.
NOTE 15. CONTINGENT LIABILITIES

Restricted Cash

We were required to maintain $22.3 million of restricted cash as of September 29, 2013, and $24.3 million as of December 30, 2012, subject to certain collateral requirements, primarily for obligations under our workers’ compensation programs. Restricted cash is included in “Miscellaneous assets” in our Condensed Consolidated Balance Sheets.

Other

We are involved in various legal actions incidental to our business that are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing these actions with our legal counsel that the ultimate liability that might result from these actions would not have a material adverse effect on our Consolidated Financial Statements.
On September 13, 2013, we received a notice and demand for payment in the amount of approximately $26.0 million from the Newspaper and Mail Deliverers - Publishers’ Pension Fund. We participate in the fund, which covers drivers employed by The New York Times. City & Suburban, a retail and newsstand distribution subsidiary and the largest contributor to the fund, ceased operations in 2009. The fund claims that The New York Times Company partially withdrew from the fund in the plan years ending May 31, 2013 and 2012, as a result of a more than 70% decline in contributions. We disagree with the plan determination and are disputing the claim vigorously. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended September 29, 2013.

THE NEW YORK TIMES COMPANY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)

NOTE 16. SUBSEQUENT EVENT

On October 24, 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group for approximately $70 million in cash, subject to customary adjustments. We expect the net after-tax proceeds from the sale, including a tax benefit, will be approximately $75 million.
We retained the pension assets and liabilities (including multiemployer pension liabilities) and postretirement obligations related to employees of the New England Media Group. The transaction will trigger an adjustment in the accounting for these obligations. In the fourth quarter of 2013, we will record an estimated pre-tax $50 million gain resulting from a remeasurement and curtailment of postretirement benefits, primarily retiree medical obligations. This gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a reduction in the expected years of future Company service for employees at the New England Media Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a global media company that includes newspapers, digital businesses, investments in paper mills and other investments. Our current businesses include The New York Times (“The Times”), the International New York Times, NYTimes.com, international.nytimes.com and related businesses. We generate revenues principally from circulation and advertising. Other revenues primarily consist of revenues from news services/syndication, rental income and digital archives. Our main operating costs primarily consist of employee-related costs and raw materials, primarily newsprint.
Joint Ventures Our investments accounted for under the equity method are currently as follows:

▪	a 49% interest in a Canadian newsprint company, Donohue Malbaie Inc.; and

▪	a 40% interest in a partnership, Madison Paper Industries, operating a supercalendered paper mill in Maine.

During the third quarter and first nine months of 2013, total revenues increased 1.8% and 0.5%, respectively, compared with the same prior-year periods, driven primarily by growth in circulation revenues, partially offset by declines in advertising revenues.
Compared with the prior-year periods, circulation revenues increased 4.8% in the third quarter and 6.5% in the first nine months of 2013, mainly as digital subscription initiatives and the increase in print circulation prices at The Times in early 2013 offset a decline in print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions increased 29.0% in the third quarter of 2013 and 42.4% in the first nine months of 2013 compared with prior-year periods. We expect circulation revenues to increase in the low single digits in the fourth quarter of 2013 compared with the fourth quarter of 2012 (excluding the impact of the additional week in the fourth quarter of 2012), as we expect to see continued benefit from our digital subscription initiatives as well as from the 2013 print price increases at The Times.
Paid subscribers to digital-only subscription packages, e-readers and replica editions of The Times and the International Herald Tribune totaled approximately 727,000 as of the end of the third quarter of 2013, an increase of approximately 28,000 subscribers from the end of the second quarter of 2013 and an increase of more than 28% year-over-year from the end of the third quarter of 2012. We expect the number of net new additions of digital-only subscribers in the fourth quarter of 2013 to be approximately in line with the third quarter of 2013.
Compared with the prior-year period, total advertising revenues decreased 2.0% in the third quarter of 2013, as print and digital advertising revenues declined 1.6% and 3.4%, respectively. In the first nine months of 2013, advertising revenues decreased 6.3% compared with the same prior-year period, as print and digital advertising revenues declined 7.3% and 3.2%, respectively. While the decline in total advertising revenues continued to moderate in the third quarter relative to the second quarter of 2013 due to a sequential improvement in print advertising revenue trends, the advertising marketplace remained challenging. Advertising revenues continue to be affected by ongoing secular trends, economic factors and an increasingly complex and fragmented digital advertising marketplace, particularly as the abundance of available inventory and a shift toward advertising networks and exchanges, real-time bidding and other programmatic buying channels to buy audience at scale have led to downward pricing pressure. During the third quarter of 2013, total advertising revenues decreased 15.0% in July, and increased 0.2% in August and 6.7% in September, compared with the same prior-year periods in 2012. We expect advertising revenue trends to remain subject to significant month-to-month volatility and to decrease in the low single digits in the fourth quarter of 2013 compared with the fourth quarter of 2012 (excluding the impact of the additional week in the fourth quarter of 2012).
Operating costs decreased 1.1% in the third quarter of 2013 compared with the same period in 2012 primarily due to lower pension expense, raw materials expense, distribution costs and outside printing costs, offset in part by higher professional fees. Operating costs decreased 1.8% in the first nine months of 2013 compared with the same prior-year period primarily due to lower compensation and benefits costs, and raw materials expense, offset in part by higher professional fees. We will continue to be diligent in reducing expenses and managing legacy costs going forward, but will also remain prepared to invest where appropriate, especially in light of our strategic initiatives. We expect operating costs to increase in the low single digits in the fourth quarter of 2013 compared with the fourth quarter of 2012 (including the impact of the additional week in the fourth quarter of 2012), as investments around our strategic growth initiatives accelerate.
As of September 29, 2013, we had cash, cash equivalents and short- and long-term marketable securities of approximately $938 million and total debt and capital lease obligations of approximately $683 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $255 million. Our cash, cash equivalents and marketable securities decreased since the end of 2012, due in part to contributions of approximately $71 million to certain qualified pension plans and income tax payments of approximately $50 million during the first nine months of 2013, offset by cash from our current operations. We expect our cash position to improve with the proceeds from the sale of the New England Media Group that was completed in the fourth quarter of 2013. See “Recent Developments” below.
In September 2013, we announced the initiation of a quarterly dividend in the fourth quarter of $0.04 per share on our Class A and Class B common stock. We believe this allows us to return capital to our stockholders while also maintaining the financial flexibility necessary to continue to invest in our transformation and growth initiatives. Given current conditions and the expectation of continued volatility in advertising revenue, as well as the early stage of our growth strategy, we believe it is in the best interests of the Company to maintain a conservative balance sheet and a prudent view of our cash flow going forward.
We do not plan to make any further contributions to our qualified pension plans in 2013 beyond mandatory requirements. Including the $71 million in contributions we made during the first nine months of 2013, we expect to make contributions of approximately $75 million in total to our qualified pension plans in 2013.
We expect the following on a pre-tax basis in 2013:

•	Results from joint ventures: loss of $2 to $4 million,

•	Depreciation and amortization: $75 to $80 million,

•	Interest expense, net: $55 to $60 million, and

•	Capital expenditures: $15 to $20 million.
RECENT DEVELOPMENTS
Strategic Initiatives
In April 2013, we announced plans for certain strategic initiatives, including the next phase in The Times’s digital subscription and paid products strategy, The Times’s international expansion under a new unified brand, and a renewed emphasis on both video production and brand extensions. We launched the International New York Times on October 15, 2013, and we plan to execute on the other strategic initiatives in 2014. We estimate that our strategic initiatives will negatively affect our operating profit by $10 million in the fourth quarter of 2013 and $15 to $20 million for the full year 2013 with a modest contribution to revenues while we make significant investments in the growth initiatives. Investments will largely be for product development and subscriber acquisitions, along with new capabilities in product management, customer management and distribution.
Sale of the New England Media Group
On October 24, 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group, consisting of The Boston Globe, BostonGlobe.com, Boston.com, Worcester Telegram & Gazette, Telegram.com and related properties, for approximately $70 million in cash, subject to customary adjustments. We expect the net after-tax proceeds from the sale, including a tax benefit, will be approximately $75 million.
We retained the pension assets and liabilities (including multiemployer pension liabilities) and postretirement obligations related to employees of the New England Media Group. The transaction will trigger an adjustment in the accounting for these obligations. In the fourth quarter of 2013, we will record an estimated pre-tax $50 million gain resulting from a remeasurement and curtailment of postretirement benefits, primarily retiree medical obligations. This gain is primarily related to an acceleration of prior service credits from plan amendments announced in prior years, and is due to a reduction in the expected years of future Company service for employees at the New England Media Group.
In the third quarter of 2013, we recorded an impairment in the amount of $34.3 million to reflect assets held for sale at fair value less cost to sell. We triggered complete or partial withdrawal obligations under several multiemployer pension plans. Accordingly, we recorded a pension withdrawal expense estimated to be approximately $8 million on a pre-tax basis. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to us.
The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented.
Pension Withdrawal Expense

In the third quarter of 2013, we recorded a $6.2 million charge related to a partial withdrawal obligation under a multiemployer pension plan.

RESULTS OF OPERATIONS

The following table presents our consolidated financial results.

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 29, 2013	September 23, 2012	% Change	September 29, 2013	September 23, 2012	% Change
Revenues
Circulation	$204,156	$194,739	4.8	$616,603	$578,914	6.5
Advertising	138,018	140,880	(2.0)	454,595	485,368	(6.3)
Other	19,564	19,718	(0.8)	62,172	62,945	(1.2)
Total revenues	361,738	355,337	1.8	1,133,370	1,127,227	0.5
Operating costs
Production costs:
Raw materials	21,064	24,343	(13.5)	66,913	75,963	(11.9)
Wages and benefits	82,387	80,696	2.1	247,199	242,742	1.8
Other	49,144	52,331	(6.1)	148,286	155,173	(4.4)
Total production costs	152,595	157,370	(3.0)	462,398	473,878	(2.4)
Selling, general and administrative costs	169,824	169,459	0.2	519,610	524,611	(1.0)
Depreciation and amortization	20,293	19,594	3.6	57,981	60,488	(4.1)
Total operating costs	342,712	346,423	(1.1)	1,039,989	1,058,977	(1.8)
Pension withdrawal expense	6,171	—	N/A	6,171	—	N/A
Operating profit	12,855	8,914	44.2	87,210	68,250	27.8
Gain on sale of investment	—	—	N/A	—	55,645	*
Impairment of investments	—	600	*	—	5,500	*
(Loss)/income from joint ventures	(123)	1,010	*	(3,398)	2,089	*
Interest expense, net	15,454	15,490	(0.2)	44,169	46,406	(4.8)
(Loss)/income from continuing operations before income taxes	(2,722)	(6,166)	(55.9)	39,643	74,078	(46.5)
Income tax expense/(benefit)	2,578	(3,187)	*	21,473	28,446	(24.5)
(Loss)/income from continuing operations	(5,300)	(2,979)	77.9	18,170	45,632	(60.2)
(Loss)/income from discontinued operations, net of income taxes	(18,987)	5,703	*	(18,995)	(88,007)	(78.4)
Net (loss)/income	(24,287)	2,724	*	(825)	(42,375)	(98.1)
Net loss attributable to the noncontrolling interest	61	21	*	304	101	*
Net (loss)/income attributable to The New York Times Company common stockholders	$(24,226)	$2,745	*	$(521)	$(42,274)	(98.8)
* Represents an increase or decrease in excess of 100%.

Revenues

Circulation Revenues

Circulation revenues are based on the number of copies of the printed newspaper (through home-delivery subscriptions and single-copy and bulk sales) and digital subscriptions sold and the rates charged to the respective customers. Total circulation revenues consist of revenues from our print and digital products, including digital subscription packages on NYTimes.com and across other digital platforms, and digital subscriptions packages at the International Herald Tribune.

Circulation revenues increased in the third quarter and first nine months of 2013 compared with the same prior-year periods mainly due to digital subscription initiatives and the increase in print circulation prices at The Times in 2013, offset by a decline in print copies sold. Revenues from our digital-only subscription packages, e-readers and replica editions were $37.7 million in the third quarter of 2013 and $110.0 million in the first nine months of 2013, an increase of 29.0% and 42.4%, respectively, compared with prior-year periods.

Advertising Revenues
Advertising revenues are primarily determined by the volume, rate and mix of advertisements. During the third quarter and first nine months of 2013, advertising revenues remained under pressure due to ongoing secular trends and economic factors. In addition, the increasingly complex and fragmented digital advertising marketplace contributed to declines in digital advertising revenues. The market for standard web-based digital display advertising continues to experience challenges due to the abundance of available advertising inventory and a shift toward digital advertising networks and exchanges, real-time bidding and other programmatic buying channels that allow advertisers to buy audience at scale, causing downward pricing pressure.
Advertising revenues (print and digital) by category were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 29, 2013	September 23, 2012	% Change	September 29, 2013	September 23, 2012	% Change
National	$108,920	$107,034	1.8	$355,419	$371,597	(4.4)
Retail	15,186	17,874	(15.0)	52,612	61,665	(14.7)
Classified	13,085	14,836	(11.8)	43,226	48,541	(10.9)
Other	827	1,136	(27.2)	3,338	3,565	(6.4)
Total Company	$138,018	$140,880	(2.0)	$454,595	$485,368	(6.3)

Below is a percentage breakdown of advertising revenues in the first nine months of 2013 (print and digital).

		Classified
National	Retail and Preprint	Help- Wanted	Real Estate	Auto- motive	Other	Total Classified	Other Advertising Revenues	Total
78%	12%	2%	4%	—%	3%	9%	1%	100%

Total advertising revenues decreased 2.0% in the third quarter of 2013 and 6.3% in the first nine months of 2013 compared with the same prior-year periods due to lower print and digital advertising revenues across most advertising categories. Print advertising revenues, which represented approximately 76% of total advertising revenues, declined 1.6% in the third quarter of 2013 and 7.3% in the first nine months of 2013. The decline in print advertising revenue in the third quarter of 2013 was mainly due to declines in spending in the retail and classified advertising categories, offset by higher spending in the national advertising category, compared with the same prior-year period. The decline in print advertising revenue in first nine months of 2013 was mainly due to lower spending in the national and retail advertising categories, compared with the same prior-year period, reflecting the secular transformation of our industry and the uncertain economic environment. These market factors, in addition to an increasingly competitive landscape, also contributed to reduced spending on digital platforms and pricing pressure in digital advertising. Digital advertising revenues declined 3.4% in the third quarter of 2013 and 3.2% in the first nine months of 2013, primarily due to declines in the real estate classified advertising and national display advertising categories, compared with the same prior-year periods.
In the third quarter of 2013, advertising revenues were affected by declines in total retail and classified advertising revenues, offset in part by higher national advertising revenues. In the first nine months of 2013, advertising revenues were affected by declines in total national, retail and classified advertising revenues. In the third quarter of 2013, total national advertising revenues increased mainly driven by growth in the media, luxury and corporate categories, partly offset by declines in the hotel and studio entertainment categories. During the first nine months of 2013, national advertising revenues decreased mainly driven by declines in the studio entertainment, financial services and hotel categories, partly offset by growth in the luxury category. The uncertain national and local economic conditions continued to negatively affect total retail advertising revenues, as retailers cut spending mainly in the department stores and fashion jewelry categories. Secular changes in our industry coupled with the uncertain economic environment contributed to declines in total classified advertising revenues, primarily in the real estate and automotive categories in the third quarter of 2013 and help-wanted and real estate categories in the first nine months of 2013.

Other Revenues

Other revenues primarily consist of revenues from news services/syndication, rental income and digital archives. Other revenues decreased in the third quarter and first nine months of 2013 compared with the same periods in 2012 mainly due to our exit from the education business at the end of 2012, offset in part by increases in digital archives revenues.

Operating Costs

Operating costs were as follows:

	For the Quarters Ended			For the Nine Months Ended
(In thousands)	September 29, 2013	September 23, 2012	% Change	September 29, 2013	September 23, 2012	% Change
Production costs:
Raw materials	$21,064	$24,343	(13.5)	$66,913	$75,963	(11.9)
Wages and benefits	82,387	80,696	2.1	247,199	242,742	1.8
Other	49,144	52,331	(6.1)	148,286	155,173	(4.4)
Total production costs	152,595	157,370	(3.0)	462,398	473,878	(2.4)
Selling, general and administrative costs	169,824	169,459	0.2	519,610	524,611	(1.0)
Depreciation and amortization	20,293	19,594	3.6	57,981	60,488	(4.1)
Total operating costs	$342,712	$346,423	(1.1)	$1,039,989	$1,058,977	(1.8)

Production Costs

Production costs decreased in the third quarter of 2013 compared with the same period in 2012 mainly due to lower raw materials expense (approximately $3 million), primarily newsprint, outside printing costs (approximately $2 million) and benefits expense (approximately $1 million), offset in part by higher compensation costs (approximately $3 million) due to new hires and annual salary increases. Newsprint expense declined 14.6% in the third quarter of 2013 compared with the same period in 2012, with 8.0% from lower pricing and 6.7% from lower consumption. Cost savings from contract negotiations primarily contributed to the decline in outside printing costs. Benefits expense was lower mainly due to a decline in pension expense.

Production costs decreased in the first nine months of 2013 compared with the same period in 2012 primarily due to lower raw materials expense (approximately $9 million), primarily newsprint, outside printing costs (approximately $6 million), benefits expense (approximately $2 million) and various other costs, offset in part by higher compensation costs (approximately $6 million) due to new hires and annual salary increases. Newsprint expense declined 13.7% in the first nine months of 2013 compared with the same period in 2012, with 8.1% from lower consumption and 5.7% from lower pricing. Cost savings from contract negotiations primarily contributed to the decline in outside printing costs. Benefits expense was lower mainly due to a decline in pension expense.

Selling, General and Administrative Costs
Selling, general and administrative costs increased in the third quarter of 2013 compared with the same period in 2012 primarily due to higher professional fees (approximately $4 million), from an increased use of consulting services, benefits expense (approximately $2 million) and various other costs (approximately $3 million), offset in part by lower distribution costs (approximately $3 million). Distribution costs decreased mainly due to volume declines and transportation efficiency.

Selling, general and administrative costs decreased in the first nine months of 2013 compared with the same prior-year period primarily due to lower benefits expense (approximately $6 million), compensation costs (approximately $7 million) and distribution costs (approximately $4 million), offset in part by higher professional fees (approximately $8 million) from an increased use of consulting services, and various other costs. Benefits expense was lower mainly due to a decline in pension expense. Compensation costs decreased mainly due to lower salary and staffing levels. Lower distribution costs mainly resulted from a decline in print copies sold.

Other Items

Pension Withdrawal Expense

In the third quarter of 2013, we recorded a $6.2 million charge related to a partial withdrawal obligation under a multiemployer pension plan.

Non-Operating Items

Joint Ventures

Loss from joint ventures was $0.1 million in the third quarter of 2013 compared with income from joint ventures of $1.0 million in the third quarter of 2012 primarily due to lower results for the paper mills in which we have an investment.

Loss from joint ventures was $3.4 million in the first nine months of 2013 compared with income from joint ventures of $2.1 million in the same period of 2012 primarily due to lower results for the paper mills in which we have an investment.

Gain on Sale of Investment

In the second quarter of 2012, we sold 210 units in Fenway Sports Group, resulting in a pre-tax gain of $37.8 million. In the first quarter of 2012, we sold 100 of our units in Fenway Sports Group, resulting in a pre-tax gain of $17.8 million. The sales resulted in a pre-tax gain of $55.6 million in the first nine months of 2012.

Impairment of Investments

In the first nine months of 2012, we recorded a non-cash impairment charge of $5.5 million to reduce the carrying value of certain investments to fair value. The impairment charge was primarily related to our investment in Ongo Inc., a consumer service for reading and sharing digital news and information from multiple publishers.

Interest Expense, Net

“Interest expense, net” in our Condensed Consolidated Statements of Operations was as follows:

	For the Quarters Ended		For the Nine Months Ended
(In thousands)	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Cash interest expense	$14,494	$14,453	$41,635	$43,249
Non-cash amortization of discount on debt	1,355	1,129	3,622	3,386
Capitalized interest	—	—	—	(14)
Interest income	(395)	(92)	(1,088)	(215)
Total interest expense, net	$15,454	$15,490	$44,169	$46,406

“Interest expense, net” decreased in the third quarter and first nine months of 2013 compared with the same prior-year periods mainly due to the payment at maturity on September 26, 2012, of all $75.0 million outstanding aggregate principal amount of our 4.610% senior notes, offset in part by a charge related to the repurchase of $12.4 million principal amount of our 6.625% senior notes due December 15, 2016 (“6.625% Notes”) in the third quarter of 2013 and $17.4 million principal amount of our 6.625% Notes in the first nine months of 2013.

Income Taxes
We had an income tax expense of $2.6 million on a pre-tax loss of $2.7 million in the third quarter of 2013 and income tax expense of $21.5 million (effective tax rate of 54.2%) in the first nine months of 2013. Included in the tax expense for the third quarter of 2013 is a charge of $1.5 million related to the remeasurement of deferred tax assets in connection with the sale of the New England Media Group.

The Company had an income tax benefit of $3.2 million (effective tax rate of 51.7%) in the third quarter of 2012 and income tax expense of $28.4 million (effective tax rate of 38.4%) in the first nine months of 2012.

It is reasonably possible that certain income tax examinations may be concluded, or statutes of limitation may lapse, during the next 12 months, which could result in a decrease in unrecognized tax benefits of approximately $16 million that would, if recognized, impact the effective tax rate.

Discontinued Operations
New England Media Group

On August 3, 2013, we entered into an agreement to sell the New England Media Group, consisting of the Globe, BostonGlobe.com, Boston.com, the T&G, Telegram.com and related businesses, to an acquisition company. On October 24, 2013, we completed the sale of substantially all of the assets and operating liabilities of the New England Media Group for approximately $70 million in cash, subject to customary adjustments. “See Recent Developments” above for additional information on this transaction. The results of operations of the New England Media Group have been classified as discontinued operations for all periods presented and certain assets are classified as held for sale for all periods presented.

As a result, we triggered complete or partial withdrawal obligations under several multiemployer pension plans. Accordingly, we recorded a pension withdrawal expense estimated to be approximately $8 million in the third quarter of 2013. The actual liability will not be known until each plan completes a final assessment of the withdrawal liability and issues a demand to us.

The carrying value of goodwill and intangible assets associated with the New England Media Group had been previously written down to zero. During the third quarter of 2013, we estimated the fair value less cost to sell of the group, which resulted in a $34.3 million impairment charge for fixed assets at the New England Media Group.

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

Regional Media Group

On January 6, 2012, we completed the sale of the Regional Media Group, consisting of 16 regional newspapers, other print publications and related businesses, to Halifax Media Holdings LLC for approximately $140 million in cash. The net after-tax proceeds from the sale, including a tax benefit, were approximately $150 million. The sale resulted in an after-tax gain of $23.6 million (including post-closing adjustments recorded in the second and fourth quarters of 2012 totaling $6.6 million). The results of operations of the Regional Media Group have been classified as discontinued operations for all periods presented in 2012.

The results of operations for the New England Media Group, the About Group and the Regional Media Group presented as discontinued operations are summarized below.

	For the Quarters Ended
	September 29, 2013				September 23, 2012
(In thousands)	New England Media Group	About Group	Regional Media Group	Total	New England Media Group	About Group	Regional Media Group	Total
Revenues	$89,073	$—	$—	$89,073	$93,691	$25,616	$—	$119,307
Total operating costs	85,157	—	—	85,157	93,233	16,687	—	109,920
Pension withdrawal expense(1)	7,997	—	—	7,997	—	—	—	—
Impairment of assets	34,300	—	—	34,300	—	—	—	—
(Loss)/income from joint ventures	(82)	—	—	(82)	17	—	—	17
Interest expense, net	3	—	—	3	7	—	—	7
Pre-tax (loss)/income	(38,466)	—	—	(38,466)	468	8,929	—	9,397
Income tax (benefit)/expense	(19,479)	—	—	(19,479)	791	2,903	—	3,694
(Loss)/income from discontinued operations, net of income taxes	(18,987)	—	—	(18,987)	(323)	6,026	—	5,703

(1)	The pension withdrawal expense related to estimated charges for complete or partial withdrawal obligations under multiemployer pension plans triggered by the sale of the New England Media Group.

	For the Nine Months Ended
	September 29, 2013				September 23, 2012
(In thousands)	New England Media Group	About Group	Regional Media Group	Total	New England Media Group	About Group	Regional Media Group	Total
Revenues	$268,737	$—	$—	$268,737	$287,035	$74,970	$6,115	$368,120
Total operating costs	262,079	—	—	262,079	288,360	51,140	8,017	347,517
Pension withdrawal expense(1)	7,997	—	—	7,997	—	—	—	—
Impairment of assets(2)	34,300	—	—	34,300	—	194,732	—	194,732
(Loss)/income from joint ventures	(205)	—	—	(205)	(12)	—	—	(12)
Interest expense, net	9	—	—	9	7	—	—	7
Pre-tax (loss)/income	(35,853)	—	—	(35,853)	(1,344)	(170,902)	(1,902)	(174,148)
Income tax (benefit)/expense	(16,858)	—	—	(16,858)	391	(60,065)	(736)	(60,410)
(Loss)/income from discontinued operations, net of income taxes	(18,995)	—	—	(18,995)	(1,735)	(110,837)	(1,166)	(113,738)
Gain/(loss) on sale, net of income taxes
Loss on sale	—	—	—	—	—	—	(4,717)	(4,717)
Income tax benefit(3)	—	—	—	—	—	—	(30,448)	(30,448)
Gain on sale, net of income taxes	—	—	—	—	—	—	25,731	25,731
(Loss)/income from discontinued operations, net of income taxes	$(18,995)	$—	$—	$(18,995)	$(1,735)	$(110,837)	$24,565	$(88,007)

(1)	The pension withdrawal expense related to estimated charges for complete or partial withdrawal obligations under multiemployer pension plans triggered by the sale of the New England Media Group.

(2)	Included in the impairment of assets in 2012 is the impairment of goodwill that related to the About Group for the nine months ended September 23, 2012.

(3)	The income tax benefit for the Regional Media Group included a tax deduction for goodwill, which was previously non-deductible, triggered upon the sale of the Regional Media Group.
Included in impairment of assets in 2013 is the impairment of fixed assets held for sale that related to the New England Media Group. During the third quarter of 2013, we estimated the fair value less cost to sell of the group held for sale, using unobservable inputs (Level 3). We recorded a $34.3 million non-cash charge in the third quarter of 2013 for fixed assets at the New England Media Group to reduce the carrying value of fixed assets to their fair value less cost to sell.

Goodwill is not amortized but tested for impairment annually or in an interim period if certain circumstances indicate a possible impairment may exist. Our policy is to perform our annual goodwill impairment test in the fourth quarter of our fiscal year. However, due to certain impairment indicators at the About Group in the second quarter of 2012, we performed an interim impairment test. As of June 24, 2012, the interim impairment test resulted in a $194.7 million non-cash charge in the second quarter of 2012 for the impairment of goodwill at the About Group. The impairment charge reduced the carrying value of goodwill to its fair value.

LIQUIDITY AND CAPITAL RESOURCES

We believe our cash balance and cash provided by operations, in combination with other sources of cash, will be sufficient to meet our financing needs over the next twelve months. As of September 29, 2013, we had cash, cash equivalents and short- and long-term marketable securities of approximately $938 million and total debt and capital lease obligations of approximately $683 million. Accordingly, our cash, cash equivalents and marketable securities exceeded total debt and capital lease obligations by approximately $255 million. Our cash, cash equivalents and marketable securities decreased since the end of 2012, due in part to contributions of approximately $71 million to certain qualified pension plans and income tax payments of approximately $50 million during the first nine months of 2013, offset by cash from our current operations. We expect our cash position to improve with the proceeds from the sale of the New England Media Group that was completed in the fourth quarter of 2013.

On September 19, 2013, our board of directors approved a dividend of $0.04 per share on our Class A and Class B common stock payable on October 24, 2013, to all stockholders of record as of the close of business on October 9, 2013. Our board of directors will continue to evaluate the appropriate dividend level on an ongoing basis in light of our earnings, capital requirements, financial condition, restrictions in any existing indebtedness and other relevant factors.

In the first nine months of 2013, we made pension contributions of approximately $71 million to certain qualified pension plans. Approximately $65 million of our contribution for the first nine months of 2013 was made to The New York Times Newspaper Guild pension plan, of which $28 million was estimated to be necessary to satisfy minimum funding requirements in 2013 or contractually required. Including the first nine months of contributions, we expect to make total contributions of approximately $75 million in 2013 to our qualified pension plans.

In addition, we repurchased $12.4 million principal amount of our 6.625% Notes during the third quarter of 2013 and $17.4 million principal amount of our 6.625% Notes during the first nine months of 2013.

Capital Resources

Sources and Uses of Cash

Cash flows (used in)/provided by category were as follows:

	For the Nine Months Ended
(In thousands)	September 29, 2013	September 23, 2012
Operating Activities	$10,070	$124,269
Investing Activities	$(424,581)	$34,890
Financing Activities	$(16,202)	$104

Operating Activities

Operating cash inflows include cash receipts from circulation and advertising sales and other revenue transactions. Operating cash outflows include payments for employee compensation, pension and other benefits, raw materials, services and supplies, interest and income taxes.

Net cash provided by operating activities decreased in the first nine months of 2013 compared with the same prior-year period primarily due to higher pension contributions and income tax payments. We made contributions to certain qualified pension plans of approximately $71 million in the first nine months of 2013 compared with approximately $37 million in the first nine months of 2012. We also made income tax payments of approximately $50 million in the first nine months of 2013 compared with approximately $5 million in the first nine months of 2012.

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

In the first nine months of 2013, net cash used in investing activities was primarily due to net purchases of marketable securities. In the first nine months of 2012, net cash provided by investing activities was mainly due to proceeds from the sale of the Regional Media Group on January 6, 2012, and the sale of 100 of our units in Fenway Sports Group in February 2012 and 210 units in May 2012, offset by net purchases of marketable securities and capital expenditures.

Financing Activities

Cash from financing activities generally includes borrowings under third-party financing arrangements, the issuance of long-term debt and funds from stock option exercises. Cash used in financing activities generally includes the repayment of amounts outstanding under third-party financing arrangements, long-term debt and capital lease obligations.

In the first nine months of 2013, net cash used in financing activities was primarily due to the repurchase of $17.4 million principal amount of our 6.625% Notes and repayments of capital lease obligations, offset by funds from stock option exercises. See our Condensed Consolidated Statements of Cash Flows for additional information on our sources and uses of cash.

Restricted Cash

We were required to maintain $22.3 million of restricted cash as of September 29, 2013, subject to certain collateral requirements, primarily for obligations under our workers’ compensation programs.

Third-Party Financing

As of September 29, 2013, our current indebtedness included senior notes and the repurchase option related to a sale-leaseback of a portion of our New York headquarters. Our total debt and capital lease obligations consisted of the following:

(In thousands)	Coupon Rate	September 29, 2013	December 30, 2012
Senior notes due 2015	5.0%	$244,048	$244,022
Senior notes due 2016	6.625%	204,924	221,523
Option to repurchase ownership interest in headquarters building in 2019		227,300	224,510
Total debt		676,272	690,055
Short-term capital lease obligations(1)		47	123
Long-term capital lease obligations		6,711	6,697
Total capital lease obligations		6,758	6,820
Total debt and capital lease obligations		$683,030	$696,875

(1)	Included in “Accrued expenses and other” in our Condensed Consolidated Balance Sheets.
Based on borrowing rates currently available for debt with similar terms and average maturities, the fair value of our long-term debt was approximately $814 million as of September 29, 2013, and $840 million as of December 30, 2012.

During the third quarter of 2013, we repurchased $12.4 million principal amount of our 6.625% Notes and recorded a $1.5 million pre-tax charge in connection with the repurchase. During the first nine months of 2013, we repurchased $17.4 million principal amount of our 6.625% Notes and recorded a $2.1 million pre-tax charge in connection with the repurchases.
We were in compliance with our covenants under our third-party financing arrangements as of September 29, 2013.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 30, 2012. As of September 29, 2013, our critical accounting policies have not changed from December 30, 2012.

CONTRACTUAL OBLIGATIONS & OFF-BALANCE SHEET ARRANGEMENTS

Our contractual obligations and off-balance sheet arrangements are detailed in our Annual Report on Form 10-K for the year ended December 30, 2012 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013. As of September 23, 2012, our contractual obligations and off-balance sheet arrangements have not changed materially from June 30, 2013.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that relate to future events or our future financial performance. We may also make written and oral forward-looking statements in our SEC filings and otherwise. We have tried, where possible, to identify such statements by using words such as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “could,” “project,” “plan” and similar expressions in connection with any discussion of future operating or financial performance. Any forward-looking statements are and will be based upon our then-current expectations, estimates and assumptions regarding future events and are applicable only as of the dates of such statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our Annual Report on Form 10-K for the year ended December 30, 2012, details our disclosures about market risk. As of September 29, 2013, there were no material changes in our market risks from December 30, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 29, 2013. Based on such evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are involved in various legal actions incidental to our business that are now pending against us. These actions are generally for amounts greatly in excess of the payments, if any, that may be required to be made. It is the opinion of management after reviewing these actions with our legal counsel that the ultimate liability that might result from these actions would not have a material adverse effect on our Consolidated Financial Statements.

On September 13, 2013, we received a notice and demand for payment in the amount of approximately $26.0 million from the Newspaper and Mail Deliverers - Publishers’ Pension Fund. We participate in the fund, which covers drivers employed by The New York Times. City & Suburban, a retail and newsstand distribution subsidiary and the largest contributor to the fund, ceased operations in 2009. The fund claims that The New York Times Company partially withdrew from the fund in the plan years ending May 31, 2013 and 2012, as a result of a more than 70% decline in contributions. We disagree with the plan determination and are disputing the claim vigorously. We do not believe that a loss is probable on this matter and have not recorded a loss contingency for the period ended September 29, 2013.

Item 1A. Risk Factors

There have been no material changes to our risk factors as set forth in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities(1)

	Total Number of Shares of Class A Common Stock Purchased	Average Price Paid Per Share of Class A Common Stock	Total Number of Shares of Class A Common Stock Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares of Class A Common Stock that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
July 1, 2013 – August 4, 2013	—	—	—	$91,386,000
August 5, 2013 – September 1, 2013	—	—	—	$91,386,000
September 2, 2013 – September 29, 2013	—	—	—	$91,386,000
Total for the third quarter of 2013	—	—	—	$91,386,000

(1)
On April 13, 2004, our Board of Directors authorized repurchases in an amount up to $400.0 million. During the third quarter of 2013, we did not purchase any shares of Class A Common Stock pursuant to our publicly announced share repurchase program. As of November 1, 2013, we had authorization from our Board of Directors to repurchase an amount of up to approximately $91 million of our Class A Common Stock. Our Board of Directors has authorized us to purchase shares from time to time as market conditions permit. There is no expiration date with respect to this authorization.

Item 6. Exhibits

An exhibit index has been filed as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NEW YORK TIMES COMPANY
(Registrant)

Date: November 7, 2013	/s/ JAMES M. FOLLO
James M. Follo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index to Quarterly Report on Form 10-Q
For the Quarter Ended September 29, 2013

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